Form 10-Q
period 2012-09-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2012-11-08
CIK 1040719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The registrant had 35,758,189 shares of common stock outstanding as of October 31, 2012.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$38,536	$18,011
Restricted cash and cash equivalents	391,788	339,826
Residential loans (includes $664,746 and $672,714 at fair value)	2,204,065	2,278,402
Allowance for loan losses	(16,952)	(13,824)

Residential loans, net	2,187,113	2,264,578
Receivables, net (includes $60,402 and $81,782 at fair value)	208,284	228,128
Servicer and protective advances, net	129,631	140,497
Servicing rights, net	212,697	250,329
Goodwill	471,282	470,291
Intangible assets, net	119,334	137,482
Premises and equipment, net	118,810	130,410
Other assets	107,711	118,028

Total assets	$3,985,186	$4,097,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payables and accrued liabilities (includes $18,583 and $21,515 at fair value)	$165,044	$217,251
Servicer payables	334,653	231,916
Servicing advance liabilities	99,038	107,039
Debt	680,757	742,626
Mortgage-backed debt (includes $779,894 and $811,245 at fair value)	2,119,486	2,224,754
Deferred tax liability, net	30,525	43,360

Total liabilities	3,429,503	3,566,946

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 28,855,253 and 27,875,158 shares at September 30, 2012 and December 31, 2011, respectively	289	279
Additional paid-in capital	191,571	178,598
Retained earnings	363,315	351,341
Accumulated other comprehensive income	508	416

Total stockholders’ equity	555,683	530,634

Total liabilities and stockholders’ equity	$3,985,186	$4,097,580

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

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS OF THE CONSOLIDATED SECURITIZATION TRUSTS THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF THE CONSOLIDATED SECURITIZATION TRUSTS:
Restricted cash and cash equivalents	$57,075	$59,685
Residential loans (includes $664,746 and $672,714 at fair value)	2,189,593	2,266,965
Allowance for loan losses	(16,732)	(13,604)

Residential loans, net	2,172,861	2,253,361
Receivables, net (includes $60,402 and $81,782 at fair value)	60,402	81,782
Other assets	60,810	63,498

Total assets	$2,351,148	$2,458,326

LIABILITIES OF THE CONSOLIDATED SECURITIZATION TRUSTS FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:

Payables and accrued liabilities	$9,455	$10,163
Mortgage-backed debt (includes $779,894 and $811,245 at fair value)	2,119,486	2,224,754

Total liabilities	$2,128,941	$2,234,917

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Servicing revenue and fees	$101,027	$88,012	$305,556	$94,259
Interest income on loans	37,964	41,239	117,697	124,623
Insurance revenue	17,335	17,738	54,100	21,907
Other revenues	4,430	4,935	13,259	5,785

Total revenues	160,756	151,924	490,612	246,574

EXPENSES
Salaries and benefits	52,554	49,404	165,498	67,128
Interest expense	43,986	47,336	134,347	89,389
General and administrative	27,668	23,649	90,584	47,983
Depreciation and amortization	23,770	26,042	73,729	26,402
Provision for loan losses	4,596	1,865	8,122	3,365
Other expenses, net	730	5,188	7,396	14,137

Total expenses	153,304	153,484	479,676	248,404

OTHER GAINS (LOSSES)
Net fair value gains (losses)	3,123	(1,404)	8,674	(1,404)
Other	—	—	—	433

Total other gains (losses)	3,123	(1,404)	8,674	(971)

Income (loss) before income taxes	10,575	(2,964)	19,610	(2,801)
Income tax expense	4,164	62,494	7,636	62,562

Net income (loss)	$6,411	$(65,458)	$11,974	$(65,363)

Comprehensive income (loss)	$6,451	$(65,847)	$12,066	$(66,030)

Net income (loss)	$6,411	$(65,458)	$11,974	$(65,363)

Basic earnings (loss) per common and common equivalent share	$0.22	$(2.30)	$0.40	$(2.40)
Diluted earnings (loss) per common and common equivalent share	0.21	(2.30)	0.40	(2.40)
Total dividends declared per common and common equivalent share	—	0.22	—	0.22
Weighted-average common and common equivalent shares outstanding - basic	28,990	28,491	28,902	27,251
Weighted-average common and common equivalent shares outstanding - diluted	29,397	28,491	29,158	27,251

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital		Income	Total
Balance at January 1, 2012	27,875,158	$279	$178,598	$351,341	$416	$530,634
Net income				11,974		11,974
Other comprehensive income					92	92
Share-based compensation			8,935			8,935
Excess tax benefit on share-based compensation			1,421			1,421
Issuance of shares under incentive plan net of shares repurchased and cancelled	980,095	10	2,617			2,627

Balance at September 30, 2012	28,855,253	$289	$191,571	$363,315	$508	$555,683

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Operating activities
Net income (loss)	$11,974	$(65,363)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of servicing rights	37,809	14,611
Net fair value losses	2,200	5,130
Amortization of residential loan discounts	(11,919)	(10,461)
Amortization of discounts on debt and deferred debt issuance costs	8,677	3,309
Provision for loan losses	8,122	1,599
Depreciation and amortization of premises and equipment and intangibles	35,920	11,791
Gain on mortgage-backed debt extinguishment	—	(95)
Change in contingent earn-out payment liability	—	(338)
Losses on real estate owned, net	1,282	2,009
Provision (benefit) for deferred income taxes	(12,898)	49,327
Share-based compensation	11,230	2,896
Other	(2,867)	(349)

Decrease (increase) in assets
Receivables	2,035	(6,639)
Servicer and protective advances	12,112	7,918
Other	(229)	(2,562)

Increase (decrease) in liabilities
Payables and accrued liabilities	(51,260)	59,600
Servicer payables	(1,291)	1,192

Cash flows provided by operating activities	50,897	73,575

Investing activities
Purchases of residential loans	(2,624)	(45,582)
Principal payments received on residential loans	120,346	90,232
Payments on receivables related to Non-Residual Trusts	12,726	4,034
Cash proceeds from sales of real estate owned, net	12,802	2,153
Purchases of premises and equipment	(6,053)	(2,972)
(Increase) decrease in restricted cash and cash equivalents	50,603	(51,308)
Payment for acquisition of Green Tree, net of cash acquired	—	(999,988)
Other	13	(198)

Cash flows provided by (used in) investing activities	187,813	(1,003,629)

Financing activities
Issuance of debt	—	748,150
Debt issuance costs paid	(3,582)	(30,475)
Payments on debt	(64,612)	(2,618)
Net change in Revolver	—	13,000
Issuance of servicing advance liabilities	204,203	81,059
Payments on servicing advance liabilities	(212,204)	(89,434)
Issuance of mortgage-backed debt	—	223,065
Payments on mortgage-backed debt	(143,743)	(87,480)
Mortgage-backed debt extinguishment	—	(1,338)
Dividends and dividend equivalents paid	—	(13,431)
Proceeds from the issuance of common stock	755	100
Repurchase and cancellation of common stock	(423)	—
Excess tax benefits on share-based compensation	1,421	321

Cash flows provided by (used in) financing activities	(218,185)	840,919

Net increase (decrease) in cash and cash equivalents	20,525	(89,135)
Cash and cash equivalents at the beginning of the period	18,011	114,352

Cash and cash equivalents at the end of the period	$38,536	$25,217

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based business services provider to the residential mortgage industry. The Company is a specialty servicer providing residential loan servicing that focuses on credit-sensitive residential mortgage assets in the United States, or the U.S. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans in the U.S. and operates an insurance agency serving residential loan customers. At September 30, 2012, the Company serviced approximately one million accounts.

Throughout this Quarterly Report on Form 10-Q, references to “residential loans” refer to residential mortgage loans and residential retail installment agreements, which include manufactured housing loans, and references to “borrowers” refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements.

Acquisition of RMS

On August 31, 2012, the Company executed a Stock Purchase Agreement to acquire 100% of the outstanding stock of Reverse Mortgage Solutions, Inc., or RMS. The acquisition was closed on November 1, 2012. See Note 2 for further information.

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

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Reclassifications and Error Corrections

During the fourth quarter of 2011, the Company revised income tax expense for the quarter ended September 30, 2011 to properly reflect additional income tax expense of $3.7 million related to the accounting for the impact of the loss of Real Estate Investment Trust, or REIT, status on July 1, 2011. The impact of this correction on the three and nine month periods ended September 30, 2011 was to increase income tax expense and increase net loss by $3.7 million and increase basic and diluted loss per share by $0.13 and $0.14, respectively. See Note 14 for further information regarding the loss of REIT status.

During the second quarter of 2012, the Company made immaterial corrections of errors in certain amounts in its consolidated balance sheets at December 31, 2011 and September 30, 2011 as well as to acquisition date fair values at July 1, 2011 of the assets acquired and liabilities assumed resulting from the acquisition of Green Tree. Amounts received by the Company and required to be legally segregated in separate bank accounts have been reclassified from cash and cash equivalents to restricted cash and cash equivalents. In addition, amounts for which the Company does not meet the right of offset criteria have been reclassified from servicer and protective advances to servicer payables. Lastly, cash balances that were overdrawn at year end have been reclassified from payables and accrued liabilities to cash and cash equivalents as the legal right of offset exists within the same banking institution. These revisions had no impact on the Company’s net income or goodwill. The impact of correcting these errors resulted in a decrease of $1.6 million in cash flows from operating activities and an increase of $9.4 million in cash flows used in investing activities for the nine months ended September 30, 2011 to $73.6 million and $1.0 billion, respectively.

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

In September 2011, the FASB issued an accounting standards update in order to simplify how goodwill is tested for impairment. Prior to the issuance of this update, goodwill was required to be tested for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit was less than its carrying amount, then measurement of the amount of impairment was required. Under the new standard, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this standard are effective for interim and annual periods beginning January 1, 2012 with early adoption permitted. The Company has adopted this accounting standards update effective January 1, 2012 and will apply the guidance to its annual goodwill impairment test as of October 1, 2012. Adoption of this standard had no impact on the Company’s consolidated financial statements.

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

In August 2012, the FASB issued an accounting standards update for technical amendments and changes in Securities Exchange Commission, or SEC, guidance. This update amends the FASB Codification for changes in SEC guidance and corrections related to FASB accounting. The Company has adopted this accounting standards update effective August 27, 2012. Adoption of this standard had no impact on the Company’s consolidated financial statements.

2. Acquisitions

Reverse Mortgage Solutions, Inc.

On November 1, 2012, the Company acquired all of the outstanding shares of RMS, or the RMS Acquisition. RMS, based in Spring, Texas, provides a full suite of services to the reverse mortgage sector, including servicing, sub-servicing, loan origination and securitization, and technology. The acquisition of RMS will position the Company as a full service leader in the reverse mortgage servicing sector with significant growth opportunities in each of the RMS service lines. The RMS Acquisition represents an attractive extension to the Company’s fee-for-service business model. The results of operations for RMS will be combined with those of the Company beginning on November 1, 2012, the date of acquisition.

The table below details the estimated fair value of the consideration transferred in connection with the RMS Acquisition (in thousands, except shares and per share data):

Amount
Cash to owners of RMS (1)	$95,000
Company common stock (891,265 shares at $46.39 per share) (2)	41,346

Total consideration	$136,346

(1)	The cash portion of the RMS Acquisition was funded through the issuance of common stock. See Note 19 for additional information.
(2)	The fair value of $46.39 per share for the 891,265 common shares issued was based on an average of the high and low prices of the Company’s shares on November 1, 2012.

Due to limited time since the closing date, the Company is unable to provide actual amounts recognized as of the closing date for the assets acquired and liabilities assumed, but has used certain estimates and assumptions to estimate the purchase price allocation of the assets acquired and the liabilities assumed. Since a detailed analysis has not been performed on the individual assets or liabilities of RMS, actual results may differ materially from these estimates. The fair value of premises and equipment, servicing rights and identified intangible assets was based on cash flow analyses and related analytical procedures. The fair value of securitized Home Equity Conversion Mortgages, or HECMs, and the liability to Ginnie Mae, or GNMA, trusts was estimated based on the net present value of projected cash flows over the estimated life of the HECM loans and liability to GNMA trusts. The valuation considers assumptions that a market participant would consider in valuing the assets or liabilities, including but not limited to, assumptions for prepayments, credit and discount rates.

The following table presents the preliminary estimated purchase price allocation of the assets acquired and liabilities assumed (in thousands):

Amount
Assets:
Cash and cash equivalents	$19,573
Restricted cash and cash equivalents	1,125
Residential loans	4,997,735
Receivables	7,069
Servicer and protective advances	17,235
Servicing rights	28,006
Goodwill	46,747
Intangible assets	20,000
Premises and equipment	19,919
Other assets	2,395

Total assets acquired	5,159,804

Liabilities:
Payables and accrued liabilities	20,024
Debt	110,455
Liability to GNMA trusts	4,872,449
Deferred tax liability	20,530

Total liabilities assumed	5,023,458

Fair value of net assets acquired	$136,346

The following table presents the pro forma combined revenues and net income (loss) as if RMS had been acquired on January 1, 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$171,052	$158,525	$519,358	$456,828
Net income (loss)	12,976	(2,312)	27,762	(19,589)
Net earnings (loss) per share - basic	0.35	(0.06)	0.76	(0.54)
Net earnings (loss) per share - diluted	0.35	(0.06)	0.75	(0.54)

The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved if the RMS Acquisition had taken place on January 1, 2011. The amounts have been calculated to reflect additional fair value adjustments, depreciation and amortization that would have been incurred assuming the RMS Acquisition had occurred on January 1, 2011 together with the consequential tax effects. The unaudited pro forma financial information for the three and nine months ended September 30, 2011 also includes pro forma adjustments relating to the acquisition of Green Tree on July 1, 2011, as if it had occurred on January 1, 2010. These pro forma adjustments include additional depreciation, amortization and interest expense on debt issued to consummate the acquisition of Green Tree together with the consequential tax effects. The unaudited pro forma financial information exclude costs incurred which were directly attributable to the acquisitions of RMS and Green Tree and which do not have a continuing impact on the combined operating results.

The Company incurred expenses related to the RMS Acquisition of approximately $1.9 million during the three and nine months ended September 30, 2012 which are included in general and administrative expenses.

Green Tree

On July 1, 2011, the Company acquired all of the outstanding membership interests in Green Tree for a total consideration of $1.1 billion. The purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the six months ended June 30, 2012, the Company adjusted the estimated fair value of the servicer and protective advances acquired at the acquisition date. This adjustment resulted in an increase to goodwill assigned to the Servicing segment and a decrease to servicer and protective advances, net of $1.0 million. No adjustment was made during the three months ended September 30, 2012.

Costs Associated with Exit Activities

As a result of the acquisition of Green Tree, the Company took steps in 2011 to manage and optimize the combined operations of the consolidated company. The major costs incurred as a result of these actions are severance and other-related costs, which are recorded in salaries and benefits in the consolidated statements of comprehensive income (loss). Charges associated with these exit activities have not been allocated to business segments and are included in Other in Note 17. The Company completed these exit activities at the end of June 2012; final payments or other settlements are expected to be completed by the fourth quarter of 2013.

The following table summarizes the accrued liability, which is included in payables and accrued liabilities in the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these activities (in thousands):

	Severance and Other-Related Costs	Other	Total
Balance at January 1, 2011	$—	$—	$—
Charges	3,222	278	3,500
Cash payments or other settlements	(1,266)	(63)	(1,329)

Balance at December 31, 2011	1,956	215	2,171
Charges	768	—	768
Cash payments or other settlements	(164)	(5)	(169)

Balance at March 31, 2012	2,560	210	2,770
Charges	357	—	357
Cash payments or other settlements	(817)	(23)	(840)

Balance at June 30, 2012	2,100	187	2287
Charges	493	—	493
Cash payments or other settlements	(932)	(25)	(957)

Balance at September 30, 2012	$1,661	$162	$1,823

Total expected charges	$4,840	$278	$5,118

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

The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $418.0 million.

For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in letters of credit, or LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $288.0 million and $298.5 million at September 30, 2012 and December 31, 2011, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated VIEs section of this Note.

Included in the table below is a summary of the carrying amounts of the assets and liabilities of the Residual Trusts and the Non-Residual Trusts (in thousands):

	Carrying Amount of Assets and Liabilities of Consolidated VIEs
	September 30, 2012			December 31, 2011
	Residual Trusts	Non-Residual Trusts	Total	Residual Trusts	Non-Residual Trusts	Total
Assets
Restricted cash and cash equivalents	$41,518	$15,557	$57,075	$43,452	$16,233	$59,685
Residential loans	1,524,847	664,746	2,189,593	1,594,251	672,714	2,266,965
Allowance for loan losses	(16,732)	—	(16,732)	(13,604)	—	(13,604)

Residential loans, net	1,508,115	664,746	2,172,861	1,580,647	672,714	2,253,361
Receivables, net	—	60,402	60,402	—	81,782	81,782
Other assets	58,560	2,250	60,810	61,002	2,496	63,498

Total assets	$1,608,193	$742,955	$2,351,148	$1,685,101	$773,225	$2,458,326

Liabilities
Payables and accrued liabilities	$9,455	$—	$9,455	$10,163	$—	$10,163
Mortgage-backed debt	1,339,592	779,894	2,119,486	1,413,509	811,245	2,224,754

Total liabilities	$1,349,047	$779,894	$2,128,941	$1,423,672	$811,245	$2,234,917

The assets of each consolidated VIE are pledged as collateral for the mortgage-backed debt and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated VIE is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts. The trusts are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts do not have recourse to the Company. Refer to Note 12 for additional information regarding the mortgage-backed debt and related collateral.

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

For the Non-Residual Trusts, the change in fair value of residential loans, receivables, net and mortgage-backed debt, all of which are carried at fair value, are included in net fair value gains (losses) in the consolidated statements of comprehensive income (loss). Also included in net fair value gains (losses) is the interest income that is expected to be collected on the residential loans and the interest expense that is expected to be paid on the mortgage-backed debt as well as the accretion of the fair value adjustments. Accordingly, the servicing fee that the Company earns for servicing the assets of the Non-Residual Trusts is recognized in net fair value gains (losses) as a component of the recognition of the interest income on the loans. The non-cash component of net fair value gains (losses) is recognized as an adjustment in reconciling net income (loss) to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Principal payments on residential loans and draws on receivables, net are included in investing activities while payments on mortgage-backed debt are included in financing activities in the consolidated statements of cash flows.

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

As noted above, the Company has determined that for seven of these securitization trusts, the Company is the primary beneficiary due to a mandatory clean-up call obligation related to these trusts and, accordingly, the Company has consolidated the seven trusts on the consolidated balance sheets. However, for four of these securitization trusts for which the Company does not have a mandatory clean-up call obligation, the Company’s involvement consists only of servicer and the LOC reimbursement obligation. As explained in the Consolidated VIEs section above, the Company does not expect that the final $165.0 million in LOCs will be drawn. As the Company’s only involvement is that of servicer and the LOC reimbursement obligation, which is not expected to be drawn, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have a variable interest that could potentially be significant to the VIEs. Accordingly, the four securitization trusts have not been consolidated on the Company’s consolidated balance sheets. At September 30, 2012 and December 31, 2011, the Company serviced $229.6 million and $250.4 million, respectively, of loans related to the four unconsolidated securitization trusts.

The following table presents the carrying amounts of the Company’s assets and liabilities that relate to its variable interests in the VIEs that are not consolidated, as well as its maximum exposure to loss and the unpaid principal balance of the total assets of the unconsolidated VIEs (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Total	Maximum Exposure to Loss (1)	Total Assets of Unconsolidated VIEs
Servicing arrangements with letter of credit reimbursement obligation
September 30, 2012	$2,461	$2,616	$5,077	$170,077	$229,565
December 31, 2011	2,909	2,832	5,741	170,741	250,426

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

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis, all of which utilize significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended September 30, 2012
	Fair Value June 30, 2012	Total Gains (Losses) Included in Net Income	Settlements	Fair Value September 30, 2012
Assets
Residential loans related to Non-Residual Trusts	$678,682	$19,346	$(33,282)	$664,746
Receivables related to Non-Residual Trusts	68,107	(3,550)	(4,155)	60,402

Total assets	$746,789	$15,796	$(37,437)	$725,148

Liabilities
Mandatory repurchase obligation	$(10,900)	$482	$320	$(10,098)
Professional fees liability related to certain securitizations	(8,860)	(247)	622	(8,485)
Mortgage-backed debt related to Non-Residual Trusts	(801,338)	(12,682)	34,126	(779,894)

Total liabilities	$(821,098)	$(12,447)	$35,068	$(798,477)

	For the Nine Months Ended September 30, 2012
	Fair Value December 31, 2011	Total Gains (Losses) Included in Net Income	Settlements	Fair Value September 30, 2012
Assets
Residential loans related to Non-Residual Trusts	$672,714	$93,421	$(101,389)	$664,746
Receivables related to Non-Residual Trusts	81,782	(8,654)	(12,726)	60,402

Total assets	$754,496	$84,767	$(114,115)	$725,148

Liabilities	.
Mandatory repurchase obligation	$(11,849)	$305	$1,446	$(10,098)
Professional fees liability related to certain securitizations	(9,666)	(801)	1,982	(8,485)
Mortgage-backed debt related to Non-Residual Trusts	(811,245)	(74,464)	105,815	(779,894)

Total liabilities	$(832,760)	$(74,960)	$109,243	$(798,477)

	For the Three and Nine Months Ended September 30, 2011
	Fair Value June 30, 2011	Green Tree Acquisition	Total Gains (Losses) Included in Net Loss	Settlements	Fair Value September 30, 2011
Assets
Residential loans related to Non-Residual Trusts	$—	$726,475	$4,401	$(34,631)	$696,245
Receivables related to Non-Residual Trusts	—	84,921	(322)	(4,034)	80,565

Total assets	$—	$811,396	$4,079	$(38,665)	$776,810

Liabilities
Mandatory repurchase obligation	$—	$(13,638)	$(340)	$340	$(13,638)
Professional fees liability related to certain securitizations	—	(10,440)	(309)	688	(10,061)
Mortgage-backed debt related to Non-Residual Trusts	—	(861,674)	(4,815)	36,001	(830,488)

Total liabilities	$—	$(885,752)	$(5,464)	$37,029	$(854,187)

Total gains and losses for assets and liabilities measured at fair value on a recurring basis are recognized in net fair value gains (losses) in the consolidated statements of comprehensive income (loss). Total gains and losses included in net income (loss) include interest income and expense at the stated rate for interest bearing assets and liabilities, respectively, accretion and amortization, as well as the impact of changes in valuation inputs and assumptions.

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

The following is a description of the methods and assumptions used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 3 of the fair value hierarchy.

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

The Company utilizes a discounted cash flow method in the fair value measurement of Level 3 assets and liabilities included in the consolidated financial statements at fair value on a recurring basis. The following table presents the significant unobservable inputs used in the fair value measurement of these assets and liabilities at September 30, 2012. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

	Significant Unobservable Input	Range	Weighted Average
Assets
Residential loans related to Non-Residual Trusts	Conditional prepayment rate	4.57% - 6.31%	5.46%
	Loss severity	80.81% - 91.21%	86.43%

Receivables related to Non-Residual Trusts	Conditional prepayment rate	4.45% - 6.24%	5.49%
	Loss severity	78.45% - 89.06%	84.09%

Liabilities
Mandatory repurchase obligation	Conditional prepayment rate	5.30%	5.30%
	Loss severity	71.08%	71.08%
Professional fees liability related to certain securitizations	Conditional prepayment rate	4.45% - 6.87%	5.59%

Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	4.45% - 6.24%	5.49%
	Loss severity	78.45% - 89.06%	84.09%

Items Measured at Fair Value on a Non-Recurring Basis

The following assets are measured in the consolidated financial statements at fair value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation (in thousands):

	Non -Recurring Fair Value Measurements
	September 30, 2012	December 31, 2011
Real estate owned, net	$49,521	$56,147

At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value, which is recorded in other expenses, net in the consolidated statements of comprehensive income (loss). The majority of real estate owned is reported in the Loans and Residuals operating segment. In determining the fair value, the Company’s accounting department performs a review of historical severity rates of real estate owned previously sold by the Company. The properties are stratified by acquisition type and holding period. The severity rates are reviewed for reasonableness by comparison to third-party market trends. Fair value is determined by applying severity rates to the stratified population and is approved by management.

For the three and nine months ended September 30, 2012, real estate owned expenses, net, which are recorded in other expenses, net in the consolidated statements of comprehensive income (loss) were $0.3 million and $5.7 million, respectively, and $3.6 million and $9.2 million for the same periods in 2011, respectively. Included in real estate owned expenses, net are lower of cost or fair value adjustments of $(0.2) million and $2.0 million for the three and nine months ended September 30, 2012, respectively, and $1.7 million and $3.7 million for the same periods in 2011, respectively.

The following table presents the significant unobservable inputs used in the fair value measurement of Level 3 assets at September 30, 2012 measured in the consolidated financial statements at fair value on a non-recurring basis. The Company utilizes historical severity experience in the measurement of the fair value of these assets.

	Significant Unobservable Input	Range	Weighted Average
Real estate owned, net	Loss severity	0% - 79.80%	12.78%

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities, and their respective levels within the fair value hierarchy, that are required to be either recorded or disclosed at fair value at September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$38,536	$38,536	Level 1	$18,011	$18,011
Restricted cash and cash equivalents	391,788	391,788	Level 1	339,826	339,826
Residential loans, net
Residential loans carried at amortized cost	1,522,367	1,484,902	Level 3	1,591,864	1,587,258
Residential loans carried at fair value	664,746	664,746	Level 3	672,714	672,714
Receivables, net
Insurance premium receivables	108,303	102,274	Level 3	110,980	107,111
Receivables related to Non-Residual Trusts	60,402	60,402	Level 3	81,782	81,782
Other	39,579	39,579	Level 3	35,366	35,366
Servicer and protective advances, net	129,631	123,373	Level 3	140,497	131,597

Financial liabilities
Payables and accrued liabilities
Mandatory repurchase obligation	10,098	10,098	Level 3	11,849	11,849
Professional fees liability related to certain securitizations	8,485	8,485	Level 3	9,666	9,666
Payables to insurance carriers	49,636	48,956	Level 3	49,246	48,812
Other	96,825	96,825	Level 3	146,490	146,490
Servicer payables	334,653	334,653	Level 3	231,916	231,916
Servicing advance liabilities (1)	98,319	98,785	Level 2	107,039	107,060
Debt (2)	658,321	713,049	Level 2	718,247	765,201
Mortgage-backed debt
Mortgage-backed debt carried at amortized cost (3)	1,319,636	1,326,042	Level 3	1,392,393	1,401,400
Mortgage-backed debt carried at fair value	779,894	779,894	Level 3	811,245	811,245

(1)	The carrying amount of servicing advance liabilities is net of deferred issuance costs of $0.7 million at September 30, 2012.
(2)	The carrying amount of debt is net of deferred issuance costs of $22.4 million and $24.4 million at September 30, 2012 and December 31, 2011, respectively.
(3)	The carrying amount of mortgage-backed debt carried at amortized cost is net of deferred issuance costs of $20.0 million and $21.1 million at September 30, 2012 and December 31, 2011, respectively.

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

Fair Value Option

The Company elected the fair value option for certain assets and liabilities of the VIEs that have been consolidated as a result of the acquisition of Green Tree. These assets and liabilities related to the Non-Residual Trusts include residential loans, receivables and mortgage-backed debt. The fair value option was elected for these assets and liabilities as fair value best reflects the expected future economic performance of these assets and liabilities. The yield on the loans along with any changes in fair value are recorded in net fair value gains (losses) in the consolidated statements of comprehensive income (loss). The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected as well as accretion of the fair value adjustments.

Presented in the table below is the fair value and unpaid principal balance of the assets and liabilities for which the Company has elected the fair value option (in thousands):

	September 30, 2012		December 31, 2011
	Estimated Fair Value	Unpaid Principal Balance (1)	Estimated Fair Value	Unpaid Principal Balance (1)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$664,746	$837,179	$672,714	$907,207
Receivables related to Non-Residual Trusts	60,402	61,142	81,782	87,802

Total	$725,148	$898,321	$754,496	$995,009

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$779,894	$848,964	$811,245	$920,761

(1)	For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs.

Presented in the table below are the fair value gains and losses from the instrument-specific credit risk and other factors associated with the assets and liabilities for which the Company has elected the fair value option (in thousands):

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
	Instrument- Specific Credit Risk (1)	Other (2)	Fair Value Gain (Loss) (3)	Instrument- Specific Credit Risk (1)	Other (2)	Fair Value Gain (Loss) (3)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$2,065	$17,281	$19,346	$14,487	$78,934	$93,421
Receivables related to Non-Residual Trusts	(1,853)	(1,697)	(3,550)	(8,657)	3	(8,654)

Total	$212	$15,584	$15,796	$5,830	$78,937	$84,767

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$(89)	$(12,593)	$(12,682)	$(4,849)	$(69,615)	$(74,464)

	For the Three and Nine Months Ended September 30, 2011
	Instrument- Specific Credit Risk (1)	Other (2)	Fair Value Gain (Loss) (3)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$1,328	$3,073	$4,401
Receivables related to Non-Residual Trusts	(576)	254	(322)

Total	$752	$3,327	$4,079

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$(1,022)	$(3,793)	$(4,815)

(1)	Consists of changes in fair value due to changes in assumptions related to prepayments, defaults and severity.
(2)

Includes interest income and expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion, and changes in fair value due to changes in the London Interbank Offered Rate, or LIBOR, as well as actual cash flows differing than expected.

(3)	Fair value gains and losses are recognized in net fair value gains (losses) in the consolidated statements of comprehensive income (loss).

Included in residential loans accounted for under the fair value option are loans that are 90 days or more past due that have a fair value of $1.9 million and $2.2 million and an unpaid principal balance of $9.8 million and $11.9 million at September 30, 2012 and December 31, 2011, respectively.

Fair Value Gains (Losses)

Provided in the table below is a summary of the components of net fair value gains (losses) (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net fair value gains (losses)
Assets of Non-Residual Trusts	$15,796	$4,079	$84,767	$4,079
Liabilities of Non-Residual Trusts	(12,682)	(4,815)	(74,464)	(4,815)
Mandatory repurchase obligation	482	(340)	305	(340)
Professional fees liability related to certain securitizations	(247)	(309)	(801)	(309)
Other	(226)	(19)	(1,133)	(19)

Net fair value gains (losses)	$3,123	$(1,404)	$8,674	$(1,404)

5. Residential Loans, Net

Residential loans are held for investment and consist of residential mortgages, manufactured housing loans, and retail installment agreements that are primarily held in securitization trusts that have been consolidated by the Company. The residential loans that are held in the Residual Trusts as well as unencumbered loans are accounted for at amortized cost while the residential loans that are held in the Non-Residual Trusts that have been consolidated in conjunction with the Company’s acquisition of Green Tree are accounted for at fair value. The residential loans held in consolidated securitization trusts are pledged as collateral for the mortgage-backed debt issued by the trusts and are not available to satisfy claims of the general creditors of the Company. Refer to Note 3 for further information regarding these consolidated VIEs and to Note 12 for further information regarding the mortgage-backed debt and related collateral.

Residential loans, net are summarized in the table below (in thousands):

	September 30, 2012			December 31, 2011
	Carried at Amortized Cost (1)	Carried at Fair Value	Total	Carried at Amortized Cost (1)	Carried at Fair Value	Total
Residential loans, principal balance	$1,694,714	$837,179	$2,531,893	$1,776,063	$907,207	$2,683,270
Unamortized premiums (discounts) and other cost basis adjustments, net	(155,395)	—	(155,395)	(170,375)	—	(170,375)
Fair value adjustment	—	(172,433)	(172,433)	—	(234,493)	(234,493)
Allowance for loan losses	(16,952)	—	(16,952)	(13,824)	—	(13,824)

Residential loans, net	$1,522,367	$664,746	$2,187,113	$1,591,864	$672,714	$2,264,578

(1)

Included in unamortized premiums (discounts) and other cost basis adjustments, net for residential loans carried at amortized cost is $13.9 million and $15.3 million in accrued interest receivable at September 30, 2012 and December 31, 2011, respectively.

Residential Loan Acquisitions

At acquisition, the fair value of residential loans acquired outside of a business combination is the purchase price of the residential loans, which is determined primarily based on the outstanding principal balance, the probability of future default and the estimated amount of loss given default. The Company acquired residential loans to be held for investment in the amount of $2.6 million and $45.6 million, adding $2.6 million and $63.6 million of unpaid principal to the residential loan portfolio in the nine months ended September 30, 2012 and 2011, respectively. The acquisitions during the nine months ended September 30, 2012 and 2011, respectively, included $2.4 million and $27.1 million of unpaid principal balance associated with credit-impaired loans.

Purchased Credit-Impaired Residential Loans

The following table provides acquisition date details of residential loans acquired with evidence of credit deterioration (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Contractually required cash flows for acquired loans at acquisition	$1,052	$10,959	$4,913	$57,738
Nonaccretable difference	(791)	(8,132)	(3,673)	(30,839)

Expected cash flows for acquired loans at acquisition	261	2,827	1,240	26,899
Accretable yield	—	(267)	—	(7,698)

Fair value at acquisition	$261	$2,560	$1,240	$19,201

The table below sets forth the activity in the accretable yield for purchased credit-impaired residential loans (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of the period	$14,135	$13,839	$15,294	$4,174
Additions	—	267	—	7,698
Accretion	(735)	(797)	(2,292)	(1,932)
Reclassifications from nonaccretable difference	151	936	549	4,305

Balance at end of the period	$13,551	$14,245	$13,551	$14,245

The table below provides additional information about purchased credit-impaired residential loans (in thousands):

	September 30, 2012	December 31, 2011
Outstanding balance (1)	$42,182	$45,827
Carrying amount	26,600	28,622

(1)	Consists of principal and accrued interest owed to the Company as of the reporting date.

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

While there has been some stabilization in residential property values, there has not been significant improvement in property values particularly in more rural areas of the southeastern U.S. market. Additionally, there are continued high unemployment levels and a generally uncertain economic backdrop. As a result, the Company expects the allowance for loan losses to continue to remain elevated until such time as it experiences a sustained improvement in the credit quality of the residential loan portfolio. The future growth of the allowance is highly correlated to unemployment levels and changes in home prices within the Company’s markets.

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

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of the period	$14,330	$13,234	$13,824	$15,907
Provision for loan losses	4,596	1,865	8,122	3,365
Charge-offs, net of recoveries (1)	(1,974)	(1,803)	(4,994)	(5,976)

Balance at end of the period	$16,952	$13,296	$16,952	$13,296

(1)

Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $1.8 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and $4.0 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans carried at amortized cost by basis of impairment method (in thousands):

	September 30, 2012	December 31, 2011
Allowance for loan losses
Loans individually evaluated for impairment	$5,807	$4,366
Loans collectively evaluated for impairment	10,336	9,286
Loans acquired with deteriorated credit quality	809	172

Total	$16,952	$13,824

Recorded investment in residential loans carried at amortized cost
Loans individually evaluated for impairment	$53,921	$50,516
Loans collectively evaluated for impairment	1,458,798	1,526,550
Loans acquired with deteriorated credit quality	26,600	28,622

Total	$1,539,319	$1,605,688

Impaired Residential Loans

The following tables present loans carried at amortized cost which are individually evaluated for impairment and consist primarily of residential loans in the process of foreclosure and purchased credit-impaired residential loans (in thousands):

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Individually evaluated for impairment
With no related allowance recorded	$5,283	$6,271	$—	$7,636	$9,129	$—
With an allowance recorded	48,638	52,334	5,807	42,880	45,775	4,366

Purchased credit-impaired
With no related allowance recorded	2,976	4,988	—	2,842	5,243	—
With an allowance recorded	23,624	36,982	809	25,780	40,027	172

	For the Three Months Ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated for impairment
With no related allowance recorded	$6,506	$3	$6,819	$2
With an allowance recorded	44,036	6	35,876	17

Purchased credit-impaired
With no related allowance recorded	2,991	65	28,549	797
With an allowance recorded	23,933	670	—	—

	For the Nine Months Ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated for impairment
With no related allowance recorded	$6,935	$6	$8,106	$20
With an allowance recorded	41,050	77	35,733	56

Purchased credit-impaired
With no related allowance recorded	2,909	214	23,029	1,932
With an allowance recorded	24,702	2,079	—	—

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

The following table presents the aging of the residential loan portfolio accounted for at amortized cost (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Residential Loans	Non- Accrual Loans

Recorded investment in residential loans carried at amortized cost
September 30, 2012	$20,491	$11,565	$67,236	$99,292	$1,440,027	$1,539,319	$67,236
December 31, 2011	$17,544	$10,396	$61,107	$89,047	$1,516,641	$1,605,688	$61,107

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

The following table presents the recorded investment in residential loans accounted for at amortized cost by credit quality indicator (in thousands):

	September 30, 2012	December 31, 2011
Performing	$1,440,027	$1,516,641
Non-performing	99,292	89,047

Total	$1,539,319	$1,605,688

6. Receivables, Net

Receivables, net consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Insurance premium receivables	$108,303	$110,980
Receivables related to Non-Residual Trusts at fair value	60,402	81,782
Servicing fee receivables	31,644	30,530
Income tax receivables	5,608	—
Other receivables	2,350	4,859

Receivables	208,307	228,151
Less: Allowance for uncollectible servicing fee and other receivables	(23)	(23)

Receivables, net	$208,284	$228,128

7. Servicer and Protective Advances, Net

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

	September 30, 2012	December 31, 2011
Servicer advances	$46,290	$44,079
Protective advances	104,931	113,826

Servicer and protective advances	151,221	157,905
Less: Allowance for uncollectible advances	(21,590)	(17,408)

Servicer and protective advances, net	$129,631	$140,497

Servicer and protective advances at September 30, 2012 and December 31, 2011, respectively, include $74.9 million and $59.9 million pledged as collateral under the Receivables Loan Agreement. In addition, at September 30, 2012 and December 31, 2011, respectively, the Company had $36.3 million and $58.3 million of servicer and protective advances for which future collections of these advances are required to be remitted to a third party to settle the balance outstanding under the Servicer Advance Reimbursement Agreement. See Note 11 for further information.

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

Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	September 30, 2012		December 31, 2011
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party investors (1)
Capitalized servicing rights	376,650	$17,310,452	402,067	$18,717,559
Capitalized sub-servicing (2)	281,470	14,059,473	318,363	16,302,306
Sub-servicing	252,771	44,585,975	259,100	48,264,295

Total third-party servicing portfolio	910,891	75,955,900	979,530	83,284,160
On-balance sheet
Residential loans and real estate owned (3)	59,502	2,595,129	62,027	2,749,894

Total on-balance sheet serviced assets	59,502	2,595,129	62,027	2,749,894

Total servicing portfolio	970,393	$78,551,029	1,041,557	$86,034,054

(1)	Includes real estate owned serviced for third parties.
(2)	Consists of sub-servicing contracts held by Green Tree at the date of the acquisition of Green Tree.
(3)	Consists of unencumbered, Residual Trusts and Non-Residual Trust residential loans and real estate owned recognized on the Company’s consolidated balance sheets.

The Company services residential mortgage loans, manufactured housing and consumer installment loans for itself and third parties. The Company earns servicing income from its third-party servicing portfolio. The following table presents servicing revenue and fees (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Servicing fees	$66,034	$57,893	$205,637	$59,846
Incentive and performance fees (1)	25,251	24,013	71,972	27,475
Ancillary and other fees (2)	9,742	6,106	27,947	6,938

Servicing revenue and fees	$101,027	$88,012	$305,556	$94,259

(1)	Includes revenue for both the Servicing and Asset Receivables Management segments.
(2)

Includes late fees of $4.3 million and $11.1 million for the three and nine months ended September 30, 2012, respectively, and $1.7 million and $2.4 million for the same periods during 2011, respectively.

Servicing Rights

Residential loans represent the single class of servicing rights. The amortization of servicing rights is recorded in depreciation and amortization in the consolidated statements of comprehensive income (loss). The following table summarizes the activity in the carrying value of servicing rights for the period (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of the period	$224,203	$—	$250,329	$—
Additions	177	278,952	177	278,952
Amortization	(11,683)	(14,611)	(37,809)	(14,611)
Impairment	—	—	—	—

Balance at end of the period	$212,697	$264,341	$212,697	$264,341

Servicing rights are accounted for at amortized cost and evaluated for impairment by strata based on their estimated fair value. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages. The fair value of servicing rights was $226.0 million and $262.7 million at September 30, 2012 and December 31, 2011, respectively, and was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic assumptions which are provided in the table below (dollars in thousands):

September 30, 2012
Carrying amount of servicing rights	$212,697
Assumptions
Weighted-average remaining life in years	5.6
Weighted-average stated customer interest rate on underlying collateral	7.79%
Weighted-average discount rate	12.08%
Expected conditional prepayment rate as a percentage of principal balance of serviced loans	11.01%

The valuation of servicing rights is affected by the underlying assumptions including prepayments of principal and discount rate. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

9. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Real estate owned, net	$49,521	$56,147
Deferred debt issuance costs on:
Term Loans and Revolver	22,436	24,379
Mortgage-backed debt	19,956	21,116
Servicing advance liabilities	719	—
Prepaid expenses	7,635	7,145
Other	7,444	9,241

Total other assets	$107,711	$118,028

10. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Payables to insurance carriers	$49,636	$49,246
Acquisition related escrow funds payable to seller	5,000	45,000
Employee related liabilities	31,654	35,698
Uncertain tax positions	17,533	16,790
Mandatory repurchase obligation	10,098	11,849
Professional fees liability related to certain securitizations	8,485	9,666
Accrued interest payable	8,897	9,398
Insurance premium cancellation reserve	4,757	3,576
Income taxes payable	—	5,592
Other	28,984	30,436

Total payables and accrued liabilities	$165,044	$217,251

11. Servicing Advance Liabilities

Servicer Advance Reimbursement Agreement

On July 1, 2012, the Company renewed its Servicer Advance Reimbursement Agreement, which provides for the reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The renewed agreement provides for a reimbursement amount of up to $150.0 million. The cost of this agreement is LIBOR plus 2.50% on the amounts that are reimbursed. The early reimbursement period expires in June 2013 or upon 120 days after written notice.

Receivables Loan Agreement

In May 2012, the Company renewed its three-year Receivables Loan Agreement that provides borrowings up to $75.0 million and is collateralized by certain servicer and protective advances. The interest cost under the renewed agreement is LIBOR plus 3.25%. The renewed facility matures in July 2015.

12. Mortgage-Backed Debt and Related Collateral

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

Since January 2008, Mid-State Trust 2006-1 has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for the trigger calculations, which includes real estate owned, was 10.19% at September 30, 2012 compared to a trigger level of 8.00% and the cumulative loss rate for trigger calculations was 6.58% at September 30, 2012 compared to a trigger level of 5.25%. In addition, beginning in September 2012, Mid-State Trust 2005-1 exceeded the delinquency rate trigger of 8.00%, with a delinquency rate of 8.09% at September 30, 2012. At September 30, 2012, Mid-State Trust 2005-1 has not exceeded the cumulative loss rate trigger.

Non-Residual Trusts

The Company has consolidated ten trusts for which it is the servicer, but does not hold any residual interests. The Company is obligated to exercise mandatory clean-up call obligations for these trusts and expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.0 million.

Collateral for Mortgage-Backed Debt

At September 30, 2012, the Residual and Non-Residual Trusts have an aggregate of $2.2 billion of principal in outstanding debt, which is collateralized by $2.7 billion of assets, including residential loans, receivables related to the Non-Residual Trusts, real estate owned, net and restricted cash and cash equivalents. For seven of the ten Non-Residual Trusts, LOCs were issued by a third party as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The notional amount of expected draws under the LOCs at September 30, 2012 was $61.1 million. The fair value of the expected draws of $60.4 million at September 30, 2012 has been recognized as receivables related to Non-Residual Trusts on the consolidated balance sheet. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and from the draws on the LOCs for certain Non-Residual Trusts.

The following table summarizes the collateral for the mortgage-backed debt (in thousands):

	September 30, 2012	December 31, 2011
Residential loans of securitization trusts, principal balance	$2,514,259	$2,668,487
Receivables related to Non-Residual Trusts	60,402	81,782
Real estate owned, net	40,853	42,382
Restricted cash and cash equivalents	57,075	59,685

Total mortgage-backed debt collateral	$2,672,589	$2,852,336

13. Share-Based Compensation

During the nine months ended September 30, 2012, the Company granted 800,820 options that vest ratably over a 3-year term based upon a service condition. The weighted-average fair value of the stock options of $8.87 was based on the estimate of fair value on the date of grant using the Black-Scholes option pricing model and related assumptions. Also during this period, the Company issued 89,262 shares of fully vested common stock to its employees in the form of a bonus under the 2011 Omnibus Incentive Plan as well as 21,521 shares of fully vested common stock to its non-employee directors. The weighted-average fair value of the common stock of $20.72 was based on the average of the high and low sales prices on the date of issuance. The Company’s share-based compensation expense has been reflected in the consolidated statements of comprehensive income (loss) in salaries and benefits expense.

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

For the three and nine months ended September 30, 2012, the Company recorded income tax expense of $4.2 million and $7.6 million, respectively, and $62.5 million and $62.6 million for the same periods during 2011, respectively. The decrease in income tax expense for the three and nine months ended September 30, 2012 as compared to the same periods in the prior year is primarily due to the loss of REIT status as a result of the acquisition of Green Tree offset by an increase in income before income taxes. The loss of REIT status resulted in the recognition of $63.5 million in provision for current and deferred income taxes for the three and nine months ended September 30, 2011. The income tax expense recognized during the current year reflects the Company’s status as a full tax-paying corporation.

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

•

Walter Energy reports that the IRS completed its audit of Walter Energy’s tax returns filed for 2006 through 2008 and has proposed adjustments to tax for these periods. The IRS issued a 30-Day Letter with proposed adjustments and Walter Energy responded to the IRS within the prescribed 30-day time limit. The proposed adjustments are similar to issues in the Proof of Claim and include an adjustment to a worthless stock deduction reported in the 2008 federal income tax return. Walter Energy has evaluated all of the proposed adjustments, including the proposed adjustment related to the worthless stock deduction, and believes the tax filing positions have substantial merit.

•

Walter Energy reports that the IRS is conducting an audit of Walter Energy’s tax returns for 2009 and 2010. Since the examination is ongoing, Walter Energy cannot estimate the amount of any resulting tax deficiency, if any.

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

Other Tax Exposure

On June 28, 2010, the Alabama Department of Revenue, or ADOR, preliminarily assessed financial institution excise tax of approximately $4.2 million, which includes interest and penalties, on a predecessor entity for the years 2004 through 2008. This tax is imposed on financial institutions doing business in the State of Alabama. The Company was informed that the ADOR had requested legal advice with regard to the application of certain provisions of the Alabama Constitution in response to issues the Company had previously raised in its protests to the initial assessments. In November 2012, the Company received communication from the State of Alabama that they anticipate issuing a final assessment if payment is not made. The Company has contested the assessment and believes that it did not meet the definition of a financial institution doing business in the State of Alabama as defined by the Alabama Tax Code.

15. Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earning (loss) per share computations shown on the face of the consolidated statements of comprehensive income (loss) (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings (loss) per share
Net income (loss)	$6,411	$(65,458)	$11,974	$(65,363)
Less: net income allocated to unvested participating securities	(148)	—	(292)	—

Net income (loss) available to common stockholders (numerator)	6,263	(65,458)	11,682	(65,363)

Weighted-average common shares outstanding (denominator)	28,990	28,491	28,902	27,251

Basic earnings (loss) per share	$0.22	$(2.30)	$0.40	$(2.40)

Diluted earnings (loss) per share
Net income (loss)	$6,411	$(65,458)	$11,974	$(65,363)
Less: net income allocated to unvested participating securities	(146)	—	(290)	—

Net income (loss) available to common stockholders (numerator)	6,265	(65,458)	11,684	(65,363)

Weighted-average common shares outstanding	28,990	28,491	28,902	27,251
Add: dilutive effect of stock options	407	—	256	—

Diluted weighted-average common shares outstanding (denominator)	29,397	28,491	29,158	27,251

Diluted earnings (loss) per share	$0.21	$(2.30)	$0.40	$(2.40)

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

The calculation of diluted earnings (loss) per share does not include 0.8 million shares for the nine months ended September 30, 2012 and 0.7 million shares for the three and nine months ended September 30, 2011 because their effect would have been antidilutive.

16. Supplemental Disclosures of Cash Flow Information

The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Real estate owned acquired through foreclosure	50,500	$45,802
Residential loans originated to finance the sale of real estate owned	44,190	57,284
Issuance of common stock for the Green Tree acquisition	—	40,220
Dividend declaration	—	6,200

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

•

Insurance — provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through the Company’s insurance agency for a commission and a reinsurer to third parties as well as to the Loans and Residuals segment.

•	Loans and Residuals — consists of the assets and mortgage-backed debt of the Residual Trusts and the unencumbered residential loan portfolio and real estate owned.

During the three months ended March 31, 2012, the Company revised its method of allocating costs to business segments. As a result, the Company has recast the segment measures of the prior period to reflect the new cost allocation method on a consistent basis for all periods presented. In prior segment reporting, the allocation of indirect costs was based on segment profit or loss. The new method allocates indirect costs to the Insurance segment based on the ratio of the number of policies to the number of accounts serviced and to the ARM and other non-reportable segments based on headcount. All remaining indirect costs are allocated to the Servicing segment. For the three months ended September 30, 2011, the change in method increased costs allocated to the Servicing and ARM segments by $1.4 million and $0.2 million, respectively, and decreased costs allocated to the Insurance segment by $1.6 million. For the nine months ended September 30, 2011, the change in method increased costs allocated to the Servicing and ARM segments by $1.9 million and $0.2 million, respectively, and decreased costs allocated to the Insurance segment by $0.9 million and to Other by $1.2 million.

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

Presented in the tables below are the Company’s financial results by reportable segment reconciled to the consolidated income (loss) before income taxes and total assets by reportable segment reconciled to consolidated total assets (in thousands):

	For the Three Months Ended September 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$96,478	$9,755	$—	$—	$—	$(5,206)	$101,027
Interest income on loans	—	—	—	37,964	—	—	37,964
Insurance revenue	—	—	17,335	—	—	—	17,335
Other revenues	462	—	88	—	3,880	—	4,430

Total revenues	96,940	9,755	17,423	37,964	3,880	(5,206)	160,756
EXPENSES
Interest expense	1,085	—	—	23,081	19,820	—	43,986
Depreciation and amortization	20,360	2,004	1,369	—	37	—	23,770
Provision for loan losses	—	—	—	4,596	—	—	4,596
Other expenses, net	57,095	5,765	8,000	6,294	9,004	(5,206)	80,952

Total expenses	78,540	7,769	9,369	33,971	28,861	(5,206)	153,304
OTHER GAINS (LOSSES)
Net fair value gains (losses)	(251)	—	—	482	2,892	—	3,123
Other	—	—	—	—	—	—	—

Total other gains (losses)	(251)	—	—	482	2,892	—	3,123

Income (loss) before income taxes	$18,149	$1,986	$8,054	$4,475	$(22,089)	$—	$10,575

September 30, 2012
Total assets	$1,323,208	$58,672	$148,233	$1,631,162	$823,911	$—	$3,985,186

	For the Nine Months Ended September 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$293,873	$27,584	$—	$—	$—	$(15,901)	$305,556
Interest income on loans	—	—	—	117,697	—	—	117,697
Insurance revenue	—	—	54,100	—	—	—	54,100
Other revenues	2,281	—	577	—	10,401	—	13,259

Total revenues	296,154	27,584	54,677	117,697	10,401	(15,901)	490,612
EXPENSES
Interest expense	3,808	—	—	70,484	60,055	—	134,347
Depreciation and amortization	63,725	5,901	4,026	—	77	—	73,729
Provision for loan losses	—	—	—	8,122	—	—	8,122
Other expenses, net	194,341	16,473	26,123	21,082	21,360	(15,901)	263,478

Total expenses	261,874	22,374	30,149	99,688	81,492	(15,901)	479,676
OTHER GAINS (LOSSES)
Net fair value gains (losses)	(783)	—	—	305	9,152	—	8,674
Other	—	—	—	—	—	—	—

Total other gains (losses)	(783)	—	—	305	9,152	—	8,674

Income (loss) before income taxes	$33,497	$5,210	$24,528	$18,314	$(61,939)	$—	$19,610

	For the Three Months Ended September 30, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$88,552	$7,126	$—	$—	$—	$(7,666)	$88,012
Interest income on loans	—	—	—	41,239	—	—	41,239
Insurance revenue	—	—	18,571	—	—	(833)	17,738
Other revenues	1,521	—	751	—	2,663	—	4,935

Total revenues	90,073	7,126	19,322	41,239	2,663	(8,499)	151,924
EXPENSES
Interest expense	1,437	—	—	24,782	21,117	—	47,336
Depreciation and amortization	23,108	1,855	1,066	—	13	—	26,042
Provision for loan losses	—	—	—	1,865	—	—	1,865
Other expenses, net	53,604	4,498	10,836	10,093	7,709	(8,499)	78,241

Total expenses	78,149	6,353	11,902	36,740	28,839	(8,499)	153,484
OTHER GAINS (LOSSES)
Net fair value gains (losses)	(309)	—	—	(340)	(755)	—	(1,404)
Other	—	—	—	—	—	—	—

Total other gains (losses)	(309)	—	—	(340)	(755)	—	(1,404)

Income (loss) before income taxes	$11,615	$773	$7,420	$4,159	$(26,931)	$—	$(2,964)

	September 30, 2011
Total assets	$1,273,859	$65,274	$165,132	$1,629,732	$960,982	$—	$4,094,979

	For the Nine Months Ended September 30, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$104,879	$7,126	$—	$—	$—	$(17,746)	$94,259
Interest income on loans	—	—	—	124,623	—	—	124,623
Insurance revenue	—	—	23,687	—	—	(1,780)	21,907
Other revenues	1,882	—	755	—	3,148	—	5,785

Total revenues	106,761	7,126	24,442	124,623	3,148	(19,526)	246,574
EXPENSES
Interest expense	1,437	—	—	66,835	21,117	—	89,389
Depreciation and amortization	23,437	1,855	1,097	—	13	—	26,402
Provision for loan losses	—	—	—	3,365	—	—	3,365
Other expenses, net	75,689	4,498	19,405	28,671	20,511	(19,526)	129,248

Total expenses	100,563	6,353	20,502	98,871	41,641	(19,526)	248,404
OTHER GAINS (LOSSES)
Net fair value gains (losses)	(309)	—	—	(340)	(755)	—	(1,404)
Other	—	—	—	95	338	—	433

Total other gains (losses)	(309)	—	—	(245)	(417)	—	(971)

Income (loss) before income taxes	$5,889	$773	$3,940	$25,507	$(38,910)	$—	$(2,801)

18. Commitments and Contingencies

Mandatory Repurchase Obligation

The Company has a mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. The total loans outstanding and subject to being repurchased were $88.2 million at September 30, 2012. The Company has estimated the fair value of this contingent liability at September 30, 2012 as $10.1 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the undiscounted losses to be incurred from the mandatory repurchase obligation over the remaining lives of the loans are $14.2 million at September 30, 2012.

Professional Fees Liability Related to Certain Securitizations

The Company has a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitizations, which are based in part on the outstanding principal balance of the debt issued by these trusts. At September 30, 2012, the Company has estimated the fair value of this contingent liability at $8.5 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the gross amount of payments it expects to pay over the remaining lives of the securitizations is $11.7 million at September 30, 2012.

Letter of Credit Reimbursement Obligation

The Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn for an aggregate of eleven securitization trusts on the LOCs issued to these trusts by a third party. Seven of these securitization trusts were consolidated on the Company’s consolidated balance sheets due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were issued by a third party as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $288.0 million at September 30, 2012. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.

Mandatory Clean-Up Call Obligation

The Company is obligated to exercise the mandatory clean-up call obligations Green Tree assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.0 million.

Securities Sold with Recourse

The Company assumed, through a prior acquisition, the credit risk with respect to the principal amount of certain mortgage securities sold with recourse. At September 30, 2012, the unpaid principal balance of the mortgage securities was $1.0 million.

Employment Agreements

At September 30, 2012, the Company had employment agreements with its senior officers with varying terms that provide for, among other things, base salary, bonus, and change-in-control provisions that are subject to the occurrence of certain triggering events.

Transactions with Walter Energy

Following the spin-off in 2009 from Walter Energy, the Company and Walter Energy have operated independently, and neither has any ownership interest in the other. In order to allocate responsibility for overlapping or related aspects of their businesses, the Company and Walter Energy entered into certain agreements pursuant to which the Company and Walter Energy assume responsibility for various aspects of their businesses and agree to indemnify one another against certain liabilities that may arise from their respective businesses, including liabilities relating to certain tax and litigation exposure.

Litigation

As discussed in Note 14, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement, as discussed in Note 14, between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

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

19. Subsequent Events

On October 19, 2012, the Company closed on a registered underwritten public offering of 6,000,000 shares of its common stock, or the 2012 Common Stock Offering. The shares were sold at a price to the public of $42.00 per share. In addition, the Company granted the underwriters of the 2012 Common Stock Offering a 30-day option to purchase up to an additional 900,000 shares of common stock. The underwriters exercised this option.

On the same date, the Company also closed on a registered underwritten public offering of $265.0 million aggregate principal amount of 4.50% convertible senior subordinated notes, or the Convertible Notes, due 2019. The Convertible Notes will pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per year, and will mature on November 1, 2019. In addition, the Company granted the underwriters of the Convertible Notes a 30-day option to purchase up to an additional $25.0 million aggregate principal amount of Convertible Notes. The underwriters exercised this option.

Prior to May 1, 2019, the Convertible Notes will be convertible only upon specified events and during specified periods, and, on or after May 1, 2019, at any time. The Convertible Notes will initially be convertible at a conversion rate of 17.0068 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $58.80, which is a 40% premium to the public offering price of the Company’s common stock in the Company’s 2012 Common Stock Offering. Upon conversion, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.

The Company generated net proceeds of approximately $276.1 million and $280.4 million from the 2012 Common Stock Offering and the Convertible Notes, respectively, after deducting underwriting discounts and commissions and offering expenses. The Company used the net proceeds from the Convertible Notes, together with cash on hand, to repay and terminate $265.0 million outstanding under the Company’s second lien senior secured term loan and pay certain fees, expenses and premiums in connection therewith. Subsequently, the Company used approximately $95.0 million of the net proceeds from the 2012 Common Stock Offering to partially fund its acquisition of RMS. Refer to Note 2 for additional information.

On October 24, 2012, the Company collaborated with Ocwen Loan Servicing LLC, or Ocwen, to propose to buy certain mortgage-related assets held by Residential Capital LLC, or Rescap. Subject to bankruptcy court approval, the Company will acquire ResCap’s origination and capital markets platforms, Fannie Mae mortgage servicing rights related to $50.4 billion in loans and $183.0 million in related advances. The final purchase price is subject to downward adjustment to reflect an expected decline in the amount of mortgage servicing rights and related advances to be acquired between the bid date and the closing date. The final purchase price will be allocated to the acquired assets based upon their fair value at closing, which is expected to be in the first quarter of 2013.

On November 1, 2012, the Company closed on its purchase of RMS, a reverse mortgage business, for cash of $95.0 million and common stock with a fair value of $41.3 million. Refer to Note 2 for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our results for the year ended December 31, 2011 filed in our Annual Report on Form 10-K on March 9, 2012. Historical results and trends which might appear should not be taken as indicative of future operations, particularly in light of our acquisition of GTCS Holdings LLC, or Green Tree, discussed below. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

Our website can be found at www.walterinvestment.com. We make available, free of charge through the investor relations section of our website, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other documents and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. We also make available, free of charge, access to our Corporate Governance Standards, charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Corporate Governance Committee, and our Code of Conduct and Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the NYSE Amex, we will post on our website any amendment to the Code of Conduct and Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code of Conduct and Ethics). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP and financial measures (as defined by SEC Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.

Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607, Attn: Investor Relations, telephone (813) 421-7694.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that may affect our future performance. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in this Quarterly Report on Form 10-Q under the caption “Risk Factors” and in our other securities filings with the Securities and Exchange Commission.

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

•

risks related to the financing incurred in connection with the acquisitions of Green Tree and RMS, including our ability to achieve cash flows sufficient to carry our debt and otherwise to meet the covenants of our debt;

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

•	our ability to earn anticipated levels of performance and incentive fees on serviced business;

•	the availability of suitable investments for any capital that we are able to raise and risks associated with any such investments we may pursue;

•	changes in federal, state and local policies, laws and regulations affecting our business, including mortgage financing or servicing, and changes to our licensing requirements;

•	changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, including regulations required by Dodd-Frank that have yet to be finalized;

•

uncertainties related to regulatory pressures on large banks related to their mortgage servicing, as well as regulatory pressure on the rest of the mortgage servicing sector, including increased performance standards and reporting obligations;

•	changes in regard to the rights and obligations of property owners, mortgagors and tenants;

•

our ability to remain qualified as a government-sponsored entity approved seller, servicer or component servicer, including the ability to continue to comply with the government-sponsored entities’ respective servicing guides;

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

The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise the information contained herein, including any forward-looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

The Company

We are a fee-based business services provider to the residential mortgage industry. We are a specialty servicer providing residential loan servicing that focuses on credit-sensitive residential mortgage assets located in the United States, or U.S. We are also a mortgage portfolio owner and operate an insurance agency serving residential loan customers.

Market Opportunity and Strategy

We are a specialty servicer with a long history of servicing credit-sensitive residential mortgage loans and improving performance through collections and loss mitigation. There is currently a significant market opportunity in credit-sensitive loans. In addition, we expect the quantity of delinquent loans in the U.S. residential mortgage market to remain elevated for the next several years. We believe that a secular shift in the market has begun as credit risk owners, regulators and rating agencies demand permanent specialized servicing strategies for higher risk loans. Traditional servicers have been unable to effectively service the increased quantity of delinquent loans, leading to elevated losses for mortgage credit owners. This has reinforced to credit risk owners the need to service troubled first and second lien mortgage assets with high-touch strategies offered by third-party specialized servicers.

We are currently actively pursuing a number of opportunities to grow our business through multiple channels including, but not limited to, adding sub-servicing contracts through one time transfers and flow agreements, acquiring additional mortgage servicing rights and servicing platforms, growing our originations business and acquiring businesses that are complementary to our current platform. The U.S. residential mortgage market has approximately $10.1 trillion in loans outstanding. The large market of mortgage assets that require specialized servicing and collection presents us with an addressable opportunity.

The following is a summary of our recent activities to expand and grow our business:

•

In October 2012, we closed on a registered underwritten public offering of $290.0 million aggregate principal amount of 4.50% convertible senior subordinated notes, or the Convertible Notes, and with the funds, repaid and terminated our existing $265.0 million second lien term loan.

•	In October 2012, we closed on a registered underwritten public offering of 6,900,000 shares of our common stock at a price of $42.00 per share, raising net proceeds of $276.1 million.

•

In October 2012, we collaborated with Ocwen Loan Servicing LLC, or Ocwen, to buy certain mortgage-related assets held by Residential Capital LLC, or Rescap, for $540.0 million. Subject to bankruptcy court approval, we will acquire ResCap’s lending and capital markets platforms, $50.4 billion in Fannie Mae mortgage servicing rights and $183.0 million in related servicing advances. The final purchase price is subject to downward adjustment to reflect an expected decline in the amount of mortgage servicing rights and related advances to be acquired between the bid date and the closing date. The final purchase price will be allocated to the acquired assets based upon their fair value at closing, which is expected to be in the first quarter of 2013.

•

We expect to replace our first lien term loan facility with a senior secured first lien term loan facility in the aggregate principal amount of up to $600.0 million. We also expect our revolving credit facility will be replaced with a new senior secured revolving credit facility of up to $100.0 million.

•	In November 2012, we purchased Reverse Mortgage Solutions, Inc., or RMS, a reverse mortgage business for cash of $95.0 million and common stock for total consideration of $136.3 million.

•

We recently began originating Fannie Mae loans. Initially, the focus will be on “recapturing” loans that are prepaying and refinancing borrowers into lower cost loans as a loss mitigation technique. This will help reduce runoff on our existing mortgage servicing portfolio to the extent we are successful. Over time, we may grow our origination business to include other products, providing another source of servicing volume.

Acquisitions and Other Business Combinations

Acquisition of Reverse Mortgage Solutions, Inc

On August 31, 2012, the Company executed a Stock Purchase Agreement to acquire 100% of the outstanding stock of RMS, or the RMS Acquisition. The RMS Acquisition was consummated on November 1, 2012. Based in Spring, Texas, RMS, provides a full suite of services to the reverse mortgage sector, including servicing, sub-servicing, loan origination and securitization, and technology. The purchase price of $136.3 million for the RMS Acquisition includes cash of $95.0 million and common stock with a fair value of $41.3 million. The cash portion of the RMS Acquisition was partially funded by our recent common stock offering. See further discussion under Common Stock Offering in the Liquidity and Capital Resources section below.

As previously disclosed in our Current Report of Form 8-K filed with the SEC on September 6, 2012, the stock consideration for the RMS Acquisition was valued for purposes of the stock purchase agreement at approximately $25.0 million based on the average closing price of $28.05 per share for the period from August 20, 2012 through August 30, 2012. For accounting purposes, the stock consideration was valued at the fair value of the stock on the closing date of the RMS Acquisition of approximately $41.3 million, which was based on an average of the high and low prices of the shares of $46.39 per share on the closing date of November 1, 2012.

Acquisition of Green Tree

On July 1, 2011, we acquired 100% of the outstanding membership interests of Green Tree, or the Green Tree Acquisition. Green Tree, based in St. Paul, Minnesota, is a fee-based, business services company providing high-touch, third-party servicing of credit-sensitive loans. The purchase price of the Green Tree Acquisition consisted of cash of approximately $1.0 billion and the issuance of common stock with a fair value of $40.2 million. The cash portion of the purchase price was funded by monetizing certain existing assets and by the issuance of corporate debt totaling $765 million. The Green Tree Acquisition was accounted for under the acquisition method and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values. Net assets with an estimated fair value of $1.1 billion were acquired by us, which included the recognition of estimates of goodwill of $471.3 million and identifiable intangible assets of $150.1 million.

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

Executive Summary

For the three and nine months ended September 30, 2012, we reported net income of $6.4 million and $12.0 million, or $0.21 and $0.40 per diluted share, respectively, in comparison to a net loss of $65.5 million and $65.4 million, or $2.30 and $2.40 per diluted share, for the three and nine months ended September 30, 2011, respectively. The growth in net income during the three months ended September 30, 2012 as compared to the same period in the prior year is due primarily to the recognition of $63.5 million in current and deferred taxes in 2011 due to the loss of Real Estate Investment Trust, or REIT, status as a result of the acquisition of Green Tree, partially offset by overall growth in our third party servicing portfolio which has provided positive earnings. The increase in net income during the nine months ended September 30, 2012 as compared to the same period in the prior year is due to the recognition of current and deferred taxes in 2011 due to the loss of REIT status as discussed above, partially offset by the inclusion of Green Tree for the entire current year period, as opposed to three months in the prior year period, as well as overall growth in our third party servicing portfolio.

We recognized before tax core earnings of $35.6 million and $97.8 million for the three and nine months ended September 30, 2012, respectively. Core earnings when compared to our net income reflect the following key adjustments: (1) depreciation and amortization expense related to the increase in basis recognized on assets acquired with Green Tree, (2) share-based compensation, (3) transaction and integration-related costs and (4) the net impact of the Non-Residual Trusts, which are accounted for at fair value. For a reconciliation of our consolidated income before income taxes under accounting principles generally accepted in the U.S., or GAAP, to our core earnings, refer to the Business Segment Results section.

Pro Forma Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Pro Forma Adjusted EBITDA, was $60.3 million and $177.6 million for the three and nine months ended September 30, 2012, respectively, which when compared to our consolidated income before income taxes reflects the adjustments noted above for core earnings as well as the following key adjustments: (1) total depreciation and amortization expense, which includes amortization noted as a core earnings adjustment, (2) interest expense on our corporate debt, and (3) pro forma synergies. For a reconciliation of our consolidated income before income taxes under GAAP to our Pro Forma Adjusted EBIDTA, refer to the Business Segment Results section.

We generated $50.9 million in cash flow from operating activities during the nine months ended September 30, 2012 and finished the quarter with $38.5 million in cash and cash equivalents. We also had $89.7 million in funds available under our senior secured revolving credit facility at September 30, 2012.

We manage our Company in four primary business segments: Servicing; Asset Receivables Management, or ARM; Insurance; and Loans and Residuals. Refer to the Business Segment Results section for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments and related key financial highlights are provided below:

Servicing — Our Servicing business segment consists of operations that perform servicing for third-party investors in residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts, which is reported in the Other segment. Our Servicing segment recognized $71.1 million and $221.1 million in contractual servicing fees during the three and nine months ended September 30, 2012, respectively, which includes contractual fees on our November and December 2011 boards of 159,000 loans. In addition, our Servicing segment recognized $15.7 million and $44.9 million in incentive and performance fees during the three and nine months ended September 30, 2012, respectively, which includes amounts already earned from the 2011 boards, as well as ancillary and other fees of $9.7 million and $27.9 million, respectively.

ARM — Our ARM business segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners. Asset recovery revenue was $9.8 million and $27.6 million for the three and nine months ended September 30, 2012, respectively.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through our insurance agency for a commission. Net written premiums were $38.3 million and $126.8 million for the three and nine months ended September 30, 2012, respectively. Net written premiums included lender-placed activity of $19.2 million and $63.3 million and voluntary activity of $19.1 million and $63.5 million for the three and nine months ended September 30, 2012, respectively. Total insurance revenue was $17.3 million and $54.1 million for the three and nine months ended September 30, 2012, respectively.

Loans and Residuals — Our Loans and Residuals business segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned. Our net interest margin was 3.84% for the three months ended September 30, 2012, down 18 basis points from the same period in 2011 due primarily to a decline in yield on the loan portfolio resulting from an increase in delinquent loans and in effect, more loans being placed in non-accrual status. Our net interest margin was 4.0% for the nine months ended September 30, 2012, down 72 basis points from the same period in 2011 due primarily to the monetization of assets completed during the second quarter in 2011 in order to fund the acquisition of Green Tree. Total delinquent loans have increased to 6.63% at September 30, 2012 from 5.73% at December 31, 2011. The number of real estate owned properties has declined to 802 units at September 30, 2012, a reduction of 65 units from December 31, 2011.

Results of Operations — Comparison of Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

The acquisition of Green Tree had a significant impact on our consolidated results of operations. Unless otherwise stated, significant variances are the result of the acquisition of Green Tree.

We recognized net income of $6.4 million and $12.0 million for the three and nine months ended September 30, 2012, respectively, as compared to a net loss of $65.5 million and $65.4 million for the same periods in the prior year, respectively. A summary of our consolidated results of operations is provided below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Revenues
Servicing revenue and fees	$101,027	$88,012	$13,015	$305,556	$94,259	$211,297
Interest income on loans	37,964	41,239	(3,275)	117,697	124,623	(6,926)
Insurance revenue	17,335	17,738	(403)	54,100	21,907	32,193
Other revenues	4,430	4,935	(505)	13,259	5,785	7,474

Total revenues	160,756	151,924	8,832	490,612	246,574	244,038

Expenses
Salaries and benefits	52,554	49,404	3,150	165,498	67,128	98,370
Interest expense	43,986	47,336	(3,350)	134,347	89,389	44,958
General and administrative	27,668	23,649	4,019	90,584	47,983	42,601
Depreciation and amortization	23,770	26,042	(2,272)	73,729	26,402	47,327
Provision for loan losses	4,596	1,865	2,731	8,122	3,365	4,757
Other expenses, net	730	5,188	(4,458)	7,396	14,137	(6,741)

Total expenses	153,304	153,484	(180)	479,676	248,404	231,272

Other gains (losses)
Net fair value gains (losses)	3,123	(1,404)	4,527	8,674	(1,404)	10,078
Other	—	—	—	—	433	(433)

Total other gains (losses)	3,123	(1,404)	4,527	8,674	(971)	9,645

Income (loss) before income taxes	10,575	(2,964)	13,539	19,610	(2,801)	22,411
Income tax expense	4,164	62,494	(58,330)	7,636	62,562	(54,926)

Net income (loss)	$6,411	$(65,458)	$71,869	$11,974	$(65,363)	$77,337

Servicing Revenue and Fees

We recognize servicing revenue and fees on servicing performed for third parties. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans in the consolidated VIEs, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation. Servicing revenue and fees increased $13.0 million for the three months ended September 30, 2012 as compared to the same period in the prior year due to growth in the third party servicing portfolio of 115,000 average accounts for the three months ended September 30, 2012 as compared to the same period in the prior year. Servicing revenue and fees increased $211.3 million for the nine months ended September 30, 2012 as compared to the same period in the prior year due primarily to the acquisition of Green Tree as well as third-party servicing portfolio additions, net of runoff, of 136,000 accounts since the acquisition of Green Tree on July 1, 2011.

A summary of servicing revenue and fees is provided below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Servicing fees	$66,034	$57,893	$8,141	$205,637	$59,846	$145,791
Incentive and performance fees	25,251	24,013	1,238	71,972	27,475	44,497
Ancillary and other fees	9,742	6,106	3,636	27,947	6,938	21,009

Servicing revenue and fees	$101,027	$88,012	$13,015	$305,556	$94,259	$211,297

Included in incentive and performance fees for the three and nine months ended September 30, 2012 are incentive fees of $6.7 million and $23.3 million, respectively, and $12.7 million for the three and nine months ended September 30, 2011, that Green Tree received for exceeding pre-defined performance hurdles in servicing various loan portfolios. These fees may not recur on a regular basis, as they are earned based on the performance of underlying loan pools as compared to comparable pools serviced by others, as well as the achievement of certain performance hurdles over time, which may not be achieved on a regular schedule.

Third-Party Servicing Portfolio

Provided below is a summary of the activity in our third-party servicing portfolio, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Nine Months Ended September 30, 2012
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Contracts Capitalized	Sub-Servicing Contracts Not Capitalized	Total
Unpaid principal balance of accounts serviced for third parties
Balance at January 1, 2012	979,530	$18,717,559	$16,302,306	$48,264,295	$83,284,160
New business added	25,634	615,904	—	1,570,883	2,186,787
Payoffs, sales and curtailments	(30,334)	(675,608)	(805,910)	(1,004,609)	(2,486,127)

Balance at March 31, 2012	974,830	18,657,855	15,496,396	48,830,569	82,984,820
New business added	3,300	—	—	656,978	656,978
Payoffs, sales and curtailments	(37,483)	(757,107)	(730,034)	(2,995,090)	(4,482,231)

Balance at June 30, 2012	940,647	17,900,748	14,766,362	46,492,457	79,159,567
New business added	6,030	179,181	—	860,550	1,039,731
Payoffs, sales and curtailments	(35,786)	(769,477)	(706,889)	(2,767,032)	(4,243,398)

Balance at September 30, 2012	910,891	$17,310,452	$14,059,473	$44,585,975	$75,955,900

		September 30, 2012
Ending number of accounts serviced for third parties		376,650	281,470	252,771	910,891

	For the Nine Months Ended September 30, 2011
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Contracts Capitalized	Sub-Servicing Contracts Not Capitalized (1)	Total
Unpaid principal balance of accounts serviced for third parties
Balance at January 1, 2011	5,539	$—	$—	$1,348,329	$1,348,329
New business added	1,637	—	—	382,771	382,771
Payoffs, sales and curtailments	(1,086)	—	—	(225,370)	(225,370)

Balance at March 31, 2011	6,090	—	—	1,505,730	1,505,730
New business added	737	—	—	105,849	105,849
Payoffs, sales and curtailments	(1,315)	—	—	(263,886)	(263,886)

Balance at June 30, 2011	5,512	—	—	1,347,693	1,347,693
Acquisition of Green Tree	769,108	20,141,602	17,860,799	—	38,002,401
New business added	97,360	—	—	18,866,727	18,866,727
Payoffs, sales and curtailments	(25,257)	(738,312)	(771,254)	(202,208)	(1,711,774)

Balance at September 30, 2011	846,723	$19,403,290	$17,089,545	$20,012,212	$56,505,047

		September 30, 2011
Ending number of accounts serviced for third parties		413,881	330,651	102,191	846,723

(1)	The beginning balance of sub-servicing rights not capitalized of $1.3 billion consists of accounts acquired through the acquisition of Marix Servicing, LLC, or Marix, in November 2010.

Interest Income on Loans

We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered residential loans, both of which are accounted for at amortized cost. For the three and nine months ended September 30, 2012, interest income decreased $3.3 million and $6.9 million, respectively, as compared to the same periods in 2011 primarily due to a decline in the residential loan balance and a slightly lower average yield on loans due to an increase in delinquencies that are 90 days or more past due. The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments and defaults, was 6.53% for the nine months ended September 30, 2012. Provided below is a summary of the average balances of residential loans at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Residential loans at amortized cost
Interest income	$37,964	$41,239	$(3,275)	$117,697	$124,623	$(6,926)
Average balance	1,551,398	1,637,914	(86,516)	1,572,840	1,633,549	(60,709)
Average yield	9.79%	10.07%	-0.28%	9.98%	10.17%	-0.19%

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the price of the insurance policy sold, which varies based on the type of product. Insurance revenue for the three months ended September 30, 2012 remained flat when compared to that recognized during the three months ended September 30, 2011. Insurance revenue increased $32.2 million for the nine months ended September 30, 2012 as compared to the same period in the prior year due primarily to the acquisition of Green Tree.

Other Revenues

Other revenues consist of management fee income, origination fee income and accretion of certain Green Tree acquisition-related fair value adjustments. Other revenues for the three months ended September 30, 2012 remained flat when compared to that recognized during the three months ended September 30, 2011. Other revenues increased $7.5 million for the nine months ended September 30, 2012 as compared to the same period in the prior year due primarily to the acquisition of Green Tree.

Salaries and Benefits

Salaries and benefits expense increased $3.2 million for the three months ended September 30, 2012 as compared to the same period in the prior year due to the addition of employees to support the growth in our business. Salaries and benefits expense increased $98.4 million for the nine months ended September 30, 2012 as compared to the same period in the prior year due primarily to the acquisition of Green Tree and the increase of 2,200 full-time-equivalent employees.

Interest Expense

We incur interest expense on our corporate debt, on the mortgage-backed debt issued by the Residual Trusts, and on our servicing advance liabilities, all of which are accounted for at amortized cost. For the three months ended September 30, 2012, interest expense decreased $3.4 million due to lower average debt balances as compared to the prior year period. For the nine months ended September 30, 2012, interest expense increased $45.0 million as compared to the same period in the prior year due largely to the issuance in 2011 of $765.0 million in corporate debt and $223.1 million in mortgage-backed debt used to fund the acquisition of Green Tree. Provided below is a summary of the average balances of our corporate debt, the mortgage-backed debt of the Residual Trusts, and the servicing advance liabilities, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Debt
Interest expense	$19,839	$21,217	$(1,378)	$60,182	$21,217	$38,965
Average balance	699,631	789,769	(90,138)	720,206	263,256	456,950
Average rate	11.34%	10.75%	0.59%	11.14%	10.75%	0.39%

Mortgage-backed debt at amortized cost
Interest expense	$23,081	$24,782	$(1,701)	$70,484	$66,835	$3,649
Average balance	1,352,031	1,450,618	(98,587)	1,376,390	1,359,717	16,673
Average rate	6.83%	6.83%	0.00%	6.83%	6.55%	0.28%

Servicing advance liabilities
Interest expense	$1,066	$1,337	$(271)	$3,681	$1,337	$2,344
Average balance	107,834	112,751	(4,917)	106,913	112,751	(5,838)
Average rate	3.95%	4.74%	-0.79%	4.59%	4.74%	-0.15%

General and Administrative

General and administrative expenses increased $4.0 million for the three months ended September 30, 2012 as compared to the same period in the prior year due to transaction expenses of $1.9 million for the RMS Acquisition and higher expenses resulting from overall growth of our business, partially offset by lower servicing expenses due to a reduction in costs for adjustments made to certain contracts to reflect current market conditions. General and administrative expenses increased $42.6 million for the nine months ended September 30, 2012 as compared to the same period in the prior year due primarily to $54.1 million in general and administrative expenses incurred by Green Tree during the first two quarters of the current year that were not incurred during the comparable prior year periods offset partially by transaction costs incurred in 2011 relating to the acquisition of Green Tree of $13.5 million.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Depreciation and amortization of:
Servicing rights	$11,683	$14,611	$(2,928)	$37,809	$14,611	$23,198
Intangible assets	6,075	6,112	(37)	18,148	6,112	12,036
Premises and equipment	6,012	5,319	693	17,772	5,679	12,093

Total depreciation and amortization	$23,770	$26,042	$(2,272)	$73,729	$26,402	$47,327

Depreciation and amortization decreased $2.3 million for the three months ended September 30, 2012 as compared to the same period in the prior year due primarily to lower servicing rights. Depreciation and amortization increased $47.3 million for the nine months ended September 30, 2012 as compared to the same period in the prior year due primarily to the acquisition of Green Tree.

Provision for Loan Losses

We recognize a provision for loan losses for our residential loan portfolio accounted for at amortized cost. The provision for loan losses increased $2.7 million and $4.8 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year, due to unfavorable trends in foreclosures and severity rates. The increased foreclosures were primarily driven both by seasonality and a continued level of high unemployment for our borrowers. Higher loss severities were impacted by the sale of aged real estate owned inventory.

Other Expenses, Net

Other expenses, net consist primarily of real estate owned expenses, net, which includes lower of cost or fair value adjustments and holding costs, and claims expense. Other expenses, net decreased $4.5 million for the three months ended September 30, 2012 as compared to the same period in the prior year due to lower real estate owned expenses, net of $3.4 million and lower claims expense of $0.9 million. Other expenses, net decreased $6.7 million for the nine months ended September 30, 2012 as compared to the same period in the prior year due primarily to lower real estate owned expenses, net of $3.5 million and lower claims expense of $2.8 million. The decline in real estate owned expense, net during the three and nine months ended September 30, 2012 as compared to the same periods in the prior year is due to current year gains on sales of aged real estate owned properties which as a result of disposal, did not require additional fair value adjustments during the year as they did in the prior year, as well as favorable trends in fair value adjustments required for real estate owned properties that have shorter holding periods. The decline in claims expense is due primarily to severe wind storm damage claims during the nine months ended September 30, 2011. In conjunction with the acquisition of Green Tree, we decided to wind down our property reinsurance business. Existing property reinsurance policies were terminated and no new property reinsurance policies have been entered into beginning January 1, 2012 thereby eliminating claims costs and exposure subsequent to this date.

Other Gains (Losses)

We recognized net fair value gains on assets and liabilities accounted for at fair value of $3.1 million and $8.7 million during the three and nine months ended September 30, 2012, respectively, which included a net gain of $3.1 million and $10.3 million, respectively, on the assets and liabilities of the Non-Residual Trusts, as well as a loss of $0.2 million and $1.2 million, respectively, on derivatives associated with the 2011 Term Loans. Higher than expected cash flows and accretion contributed to the net fair value gain on the assets and liabilities of the Non-Residual Trusts during the three months ended September 30, 2012. Lower discount rates resulting from changes in market rates, higher than expected cash flows and accretion contributed to the net fair value gain on the assets and liabilities of the Non-Residual Trusts during the nine months ended September 30, 2012.

During the three and nine months ended September 30, 2011, we recognized net fair value losses on assets and liabilities accounted for at fair value of $1.4 million, which included a net fair value loss of $0.7 million on the assets and liabilities of the Non-Residual Trusts due primarily to a decline in forward London Interbank Offered Rate, or LIBOR, partially offset by accretion. We also recognized other gains of $0.4 million for the nine months ended September 30, 2011, which consisted of a $0.3 million gain from the reversal of the estimated contingent earn-out liability for Marix and a $0.1 million gain on the extinguishment of mortgage-backed debt.

Income Tax Expense

Income tax expense decreased $58.3 million and $54.9 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in the prior year. The decrease in income tax expense for the three and nine months ended September 30, 2012 as compared to the same periods in the prior year is primarily due to the loss of Real Estate Investment Trust, or REIT, status as a result of the acquisition of Green Tree offset by an increase in income before income taxes. The loss of REIT status resulted in the recognition of $63.5 million in provision for current and deferred income taxes for the three and nine months ended September 30, 2011.

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

In calculating income before income taxes, we allocate indirect expenses to our business segments and include these expenses in other expenses, net. During the first quarter of 2012, we revised the method of allocating costs to business segments and have recast the segment measures of the prior periods to reflect the new cost allocation method on a consistent basis for all periods presented. In segment reporting prior to the first quarter of 2012, the allocation of indirect expenses was based on segment profit or loss. The new method allocates indirect expenses to our Insurance segment based on the ratio of the number of policies to the number of accounts serviced and to our ARM and other non-reportable segments based on headcount. All remaining indirect expenses are allocated to our Servicing segment.

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

Core earnings before income taxes consists of income before income taxes adjusted primarily for depreciation and amortization of the increased basis in assets acquired with Green Tree, non-cash expenses including share-based compensation, certain transaction charges and/or integration expenses to acquire Green Tree and RMS and combine our businesses and overhead functions, and the net impact of the consolidated Non-Residual Trusts. For a description of Pro Forma Adjusted EBITDA, refer to the Liquidity and Capital Resources section. For a reconciliation of core earnings before income taxes and Pro Forma Adjusted EBITDA to our GAAP consolidated income before taxes, refer to the Reconciliation of GAAP Consolidated Income Before Taxes to Core Earnings and Pro Forma Adjusted EBITDA in this section.

Provided below is a discussion of our financial results for our four primary business segments.

Servicing

As the size of our servicing portfolio has grown significantly during the past year, the financial results may not be comparable across periods. Provided below is a summary statement of operations for our Servicing segment, which also includes core earnings before income taxes and Pro Forma Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Servicing revenue and fees
Third parties	$91,425	$80,886	$10,539	$278,399	$87,133	$191,266
Intercompany	5,053	7,666	(2,613)	15,474	17,746	(2,272)

Total servicing revenue and fees	96,478	88,552	7,926	293,873	104,879	188,994
Other income	462	1,521	(1,059)	2,281	1,882	399

Total revenues	96,940	90,073	6,867	296,154	106,761	189,393
Interest expense	1,085	1,437	(352)	3,808	1,437	2,371
Depreciation and amortization	20,360	23,108	(2,748)	63,725	23,437	40,288
Other expenses, net	57,095	53,604	3,491	194,341	75,689	118,652

Total expenses	78,540	78,149	391	261,874	100,563	161,311
Net fair value gains (losses)	(251)	(309)	58	(783)	(309)	(474)

Income (loss) before income taxes	18,149	11,615	6,534	33,497	5,889	27,608
Core Earnings
Step-up depreciation and amortization	15,700	18,205	(2,505)	49,732	18,205	31,527
Share-based compensation expense	2,164	887	1,277	8,231	1,791	6,440
Transaction and integration costs	404	—	404	1,868	—	1,868
Non-cash interest expense	247	309	(62)	684	309	375

Total adjustments	18,515	19,401	(886)	60,515	20,305	40,210

Core earnings before income taxes	36,664	31,016	5,648	94,012	26,194	67,818
Pro Forma Adjusted EBITDA
Depreciation and amortization	4,660	4,903	(243)	13,993	5,232	8,761
Pro forma synergies	—	2,185	(2,185)	2,651	6,677	(4,026)
Interest expense on debt	19	97	(78)	126	97	29
Non-cash interest income	(460)	(1,362)	902	(2,236)	(1,362)	(874)
Other	422	213	209	999	206	793

Total adjustments	4,641	6,036	(1,395)	15,533	10,850	4,683

Pro Forma Adjusted EBITDA	$41,305	$37,052	$4,253	$109,545	$37,044	$72,501

Provided below is a summary of the unpaid principal balance of our servicing portfolio for third parties and for on-balance sheet residential loans and real estate owned for which the Servicing segment receives intercompany servicing fees (in thousands):

	September 30,
	2012	2011	Variance
Servicing portfolio composition
Third parties
First lien mortgages	$55,273,230	$32,554,825	$22,718,405
Second lien mortgages	10,531,505	12,431,581	(1,900,076)
Manufactured housing	10,131,343	11,486,590	(1,355,247)
Other	19,822	32,051	(12,229)

Total third parties	75,955,900	56,505,047	19,450,853
On-balance sheet residential loans and real estate owned	2,595,129	2,801,893	(206,764)

Total servicing portfolio	$78,551,029	$59,306,940	$19,244,089

Provided below is a summary of the number of accounts, unpaid principal balance, contractual servicing fee rate and past due status of our servicing portfolio for third parties and for on-balance sheet residential loans and real estate owned for which the Servicing segment receives intercompany servicing fees (in thousands):

	September 30, 2012
	Number of Accounts	Unpaid Principal Balance	Contractual Servicing Fee	30 Days or More Past Due (1)
Portfolio composition of accounts serviced for third parties
First lien mortgages	327,920	$55,273,230	0.21%	13.22%
Second lien mortgages	249,065	10,531,505	0.44%	3.77%
Manufactured housing	332,321	10,131,343	1.08%	3.94%
Other	1,585	19,822	0.94%	2.89%

Total accounts serviced for third parties	910,891	75,955,900	0.36%	10.67%
On-balance sheet residential loans and real estate owned	59,502	2,595,129		7.87%

Total servicing portfolio	970,393	$78,551,029		10.58%

	December 31, 2011
	Number of Accounts	Unpaid Principal Balance	Contractual Servicing Fee	30 Days or More Past Due (1)
Portfolio composition of accounts serviced for third parties
First lien mortgages	341,514	$60,267,669	0.21%	11.63%
Second lien mortgages	274,912	11,857,226	0.44%	4.63%
Manufactured housing	360,528	11,130,515	1.08%	4.36%
Other	2,576	28,750	1.00%	2.89%

Total accounts serviced for third parties	979,530	83,284,160	0.36%	9.66%
On-balance sheet residential loans and real estate owned	62,027	2,749,894		7.36%

Total servicing portfolio	1,041,557	$86,034,054		9.40%

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

We recognized core earnings before income taxes of $36.7 million and $31.0 million for the three months ended September 30, 2012 and 2011, respectively, and $94.0 million and $26.2 million for the nine months ended September 30, 2012 and 2011, respectively, in our Servicing segment. Provided below is a summary of the key components of earnings for this segment.

Servicing revenue and fees includes contractual servicing fees, incentive and performance fees and ancillary and other fees. Servicing revenue and fees was $96.5 million and $293.9 million for the three and nine months ended September 30, 2012, respectively, an increase of $7.9 million and $189.0 million as compared to the same periods in the prior year, respectively. The increase in servicing revenue and fees during the three months ended September 30, 2012 as compared to the same period in the prior year is due to the growth in the servicing portfolio. Since the acquisition of Green Tree, the number of accounts serviced, including those associated with on-balance sheet accounts, increased by 60,000 to 970,000 at September 30, 2012. The increase in servicing revenue and fees during the nine months ended September 30, 2012 as compared to the same period in the prior year is due primarily to the acquisition of Green Tree coupled with the addition of new business since the acquisition.

Depreciation and amortization expense includes amortization of servicing rights capitalized for Green Tree’s servicing and sub-servicing agreements that existed at the date of acquisition, amortization for the intangible assets recognized at the acquisition of Green Tree for customer and institutional relationship intangibles of the Servicing business and depreciation of internally-developed software capitalized with the acquisition of Green Tree. Depreciation and amortization decreased $2.7 million for the three months ended September 30, 2012 as compared to the same period in the prior year due to lower servicing rights. Depreciation and amortization increased $40.3 million for the nine months ended September 30, 2012 as compared to the same period in the prior year due primarily to the acquisition of Green Tree.

Other expense, net consists primarily of costs related to salaries and benefits, technology and communications, occupancy and general and administrative expenses as well as allocated indirect expenses. Other expense, net increased $3.5 million for the three months ended September 30, 2012 as compared to the same period in the prior year due to overall growth of our business. Other expense, net increased $118.7 million for the nine months ended September 30, 2012 as compared to the same period in the prior year due primarily to the acquisition of Green Tree.

Assets Receivables Management

Our ARM business, which was acquired as part of the Green Tree acquisition, performs collections of delinquent balances on loans serviced by us for third parties after they have been charged off.

Provided below is a summary statement of operations for our ARM segment, which also includes core earnings before income taxes and Pro Forma Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Servicing revenue and fees
Third parties	$9,602	$7,126	$2,476	$27,157	$7,126	$20,031
Intercompany	153	—	153	427	—	427

Total servicing revenue and fees	9,755	7,126	2,629	27,584	7,126	20,458
Depreciation and amortization	2,004	1,855	149	5,901	1,855	4,046
Other expenses, net	5,765	4,498	1,267	16,473	4,498	11,975

Total expenses	7,769	6,353	1,416	22,374	6,353	16,021
Income before income taxes	1,986	773	1,213	5,210	773	4,437
Core Earnings
Step-up depreciation and amortization	2,004	1,855	149	5,901	1,855	4,046
Share-based compensation expense	196	68	128	672	68	604

Total adjustments	2,200	1,923	277	6,573	1,923	4,650

Core earnings before income taxes	4,186	2,696	1,490	11,783	2,696	9,087
Pro Forma Adjusted EBITDA
Other	13	22	(9)	24	22	2

Total adjustments	13	22	(9)	24	22	2

Pro Forma Adjusted EBITDA	$4,199	$2,718	$1,481	$11,807	$2,718	$9,089

Gross collections	$34,449	$25,443	$9,006	$97,114	$25,443	$71,671

We recognized core earnings before income taxes of $4.2 million and $11.8 million for the three and nine months ended September 30, 2012, respectively, and $2.7 million for the three and nine months ended 2011, in our ARM segment. Provided below is a summary of the key components of earnings for this segment.

Servicing revenue and fees consists of asset recovery revenue. Servicing revenue and fees was $9.8 million and $27.6 million for the three and nine months ended September 30, 2012, respectively, an increase of $2.6 million and $20.5 million as compared to the same periods in the prior year, respectively. The increase in servicing revenue and fees during the three and nine months ended September 30, 2012 as compared to the same period in the prior year is due to the growth in collections.

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

Provided below is a summary statement of operations for our Insurance segment, which also includes core earnings before income taxes and Pro Forma Adjusted EBITDA (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Insurance revenue
Third parties	$17,335	$17,738	$(403)	$54,100	$21,907	$32,193
Intercompany	—	833	(833)	—	1,780	(1,780)

Total insurance revenue	17,335	18,571	(1,236)	54,100	23,687	30,413
Other income	88	751	(663)	577	755	(178)

Total revenues	17,423	19,322	(1,899)	54,677	24,442	30,235
Depreciation and amortization	1,369	1,066	303	4,026	1,097	2,929
Other expenses, net	8,000	10,836	(2,836)	26,123	19,405	6,718

Total expenses	9,369	11,902	(2,533)	30,149	20,502	9,647

Income before income taxes	8,054	7,420	634	24,528	3,940	20,588
Core Earnings
Step-up depreciation and amortization	1,369	1,066	303	4,026	1,066	2,960
Share-based compensation expense	436	283	153	1,736	777	959
Non-cash interest expense	38	334	(296)	186	334	(148)

Total adjustments	1,843	1,683	160	5,948	2,177	3,771

Core earnings before income taxes	9,897	9,103	794	30,476	6,117	24,359
Pro Forma Adjusted EBITDA
Depreciation and amortization	—	—	—	—	31	(31)
Pro forma synergies	—	149	(149)	—	447	(447)
Non-cash interest income	(88)	(753)	665	(574)	(753)	179
Other	19	106	(87)	33	208	(175)

Total adjustments	(69)	(498)	429	(541)	(67)	(474)

Pro Forma Adjusted EBITDA	$9,828	$8,605	$1,223	$29,935	$6,050	$23,885

Net written premiums
Lender placed	$19,200	$17,210	$1,990	$63,332	$19,989	$43,343
Voluntary	19,095	20,509	(1,414)	63,524	23,212	40,312

Total net written premiums	$38,295	$37,719	$576	$126,856	$43,201	$83,655

Provided below is a summary of outstanding insurance policies written:

	September 30,
	2012	2011	Variance
Number of outstanding policies written
Lender placed	108,685	107,811	874
Voluntary	88,203	101,083	(12,880)

Total outstanding policies written	196,888	208,894	(12,006)

We recognized core earnings before income taxes of $9.9 million and $9.1 million for the three months ended September 30, 2012 and 2011, respectively, and $30.5 million and $6.1 million for the nine months ended September 30, 2012 and 2011, respectively, in our Insurance segment. Provided below is a summary of the key components of earnings for this segment.

Insurance revenue primarily includes commission and reinsurance income as well as ancillary and other income. Insurance revenue was $17.3 million and $54.1 million for the three and nine months ended September 30, 2012, respectively, a decrease of $1.2 million and an increase of $30.4 million as compared to the same periods in the prior year, respectively. The increase in insurance revenue during the nine months ended September 30, 2012 as compared to the same period in the prior year is due primarily to the acquisition of Green Tree. Net written premiums increased to almost three times the number written in the nine months ended September 30, 2011.

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

Provided below is a summary statement of operations for our Loans and Residuals segment, which also includes core earnings before income taxes and Pro Forma Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Interest income	$37,964	$41,239	$(3,275)	$117,697	$124,623	$(6,926)
Interest expense	(23,081)	(24,782)	1,701	(70,484)	(66,835)	(3,649)

Net interest income	14,883	16,457	(1,574)	47,213	57,788	(10,575)
Provision for loan losses	(4,596)	(1,865)	(2,731)	(8,122)	(3,365)	(4,757)

Net interest income after provision for loan losses	10,287	14,592	(4,305)	39,091	54,423	(15,332)
Other gains (losses)	482	(340)	822	305	(245)	550
Intercompany expense	(2,917)	(8,499)	5,582	(8,887)	(19,526)	10,639
Other expenses, net	(3,377)	(1,594)	(1,783)	(12,195)	(9,145)	(3,050)

Total other expenses, net	(5,812)	(10,433)	4,621	(20,777)	(28,916)	8,139

Income (loss) before income taxes	4,475	4,159	316	18,314	25,507	(7,193)
Core Earnings
Non-cash interest expense	(41)	621	(662)	1,011	1,214	(203)

Total adjustments	(41)	621	(662)	1,011	1,214	(203)

Core earnings before income taxes	4,434	4,780	(346)	19,325	26,721	(7,396)
Pro Forma Adjusted EBITDA
Non-cash interest income	(3,579)	(3,502)	(77)	(11,701)	(10,463)	(1,238)
Residual Trusts cash flows	480	(806)	1,286	6,105	9,372	(3,267)
Provision for loan losses	4,596	1,865	2,731	8,122	3,365	4,757
Pro forma monetized assets	—	—	—	—	(13,305)	13,305
Other	(1,371)	871	(2,242)	831	1,410	(579)

Total adjustments	126	(1,572)	1,698	3,357	(9,621)	12,978

Pro Forma Adjusted EBITDA	$4,560	$3,208	$1,352	$22,682	$17,100	$5,582

Provided below is a summary of the residential loan portfolio, the mortgage-backed debt and real estate owned of the Loans and Residuals segment as well as certain ratios (dollars in thousands):

	September 30, 2012	December 31, 2011	Variance
Residential loans, net of cost basis adjustments	$1,539,319	$1,605,688	$(66,369)
Allowance for loan losses	(16,952)	(13,824)	(3,128)

Residential loans, net	1,522,367	1,591,864	(69,497)

Mortgage-backed debt, net of discounts	1,339,592	1,413,509	(73,917)

Real estate owned
Carrying value	$47,271	$53,651	$(6,380)
Number of units	802	867	(65)

Delinquencies
30 days or more past due	6.63%	5.73%	0.90%
90 days or more past due	4.58%	3.99%	0.59%

Allowance as % of residential loans	1.10%	0.86%	0.24%

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Net charge-offs (1)	$7,896	$7,212	$684	$6,659	$7,968	$(1,309)
Charge-off ratio (1) (2)	0.51%	0.44%	0.07%	0.42%	0.49%	-0.07%
Coverage ratio (1) (3)	215%	184%	31%	255%	167%	88%

(1)	Annualized.
(2)

The charge-off ratio is calculated as charge-offs, net of recoveries, divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.

(3)	The coverage ratio is calculated as period end allowance for loan losses divided by charge-offs, net of recoveries.

Our Loans and Residuals Segment recognized core earnings before income taxes of $4.4 million and $4.8 million for the three months ended September 30, 2012 and 2011, respectively, and $19.3 million and $26.7 million for the nine months ended September 30, 2012 and 2011, respectively. These earnings primarily reflect the positive spread we earn on the residuals we hold in the Residual Trusts. Provided below is a summary of the key components of earnings for this segment for the three and nine months ended September 30, 2012 and 2011.

Net Interest Income

Net interest income was $14.9 million and $47.2 million for the three and nine months ended September 30, 2012, respectively, a decrease of $1.6 million and $10.6 million as compared to the same periods in the prior year, respectively. Our net interest margin decreased 18 and 72 basis points for the three and nine months ended September 30, 2012 as compared to the same periods in the prior year, respectively, while our net interest spread declined 28 basis points and 47 basis points, respectively. The decrease during the three months ended September 30, 2012 as compared to the same period in the prior year is due primarily to the decline in the residential loan balance and a lower related yield of 28 basis points resulting from an increase in delinquencies that are 90 days or more past due. The decrease during the nine months ended September 30, 2012 as compared to the same period in the prior year is due to the decline in the residential loan balance and a lower related yield of 19 basis points resulting from an increase in delinquencies that are 90 days or more past due as well as higher cost of debt of 28 basis points resulting from our issuance of mortage-backed debt in order to partly fund the acquisition of Green Tree. In June 2011, we securitized unencumbered residential loans which resulted in the issuance of $102.0 million in mortgage-backed debt by a consolidated securitization trust. In addition, in May and June of 2011, we also issued $85.1 million in mortgage-backed debt that had been held by us and reissued $36.0 million in mortgage-backed debt that had previously been extinguished.

Provided below is a summary of our average yields and rates and the net interest spread and margin on our portfolio (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Residential loans at amortized cost
Interest income	$37,964	$41,239	$(3,275)	$117,697	$124,623	$(6,926)
Average balance	1,551,398	1,637,914	(86,516)	1,572,840	1,633,549	(60,709)
Average yield (1)	9.79%	10.07%	-0.28%	9.98%	10.17%	-0.19%
Mortgage-backed debt at amortized cost
Interest expense	$23,081	$24,782	$(1,701)	$70,484	$66,835	$3,649
Average balance	1,352,031	1,450,618	(98,587)	1,376,390	1,359,717	16,673
Average rate (1)	6.83%	6.83%	0.00%	6.83%	6.55%	0.28%
Net interest income	$14,883	$16,457	$(1,574)	$47,213	$57,788	$(10,575)
Net interest spread (2)	2.96%	3.24%	-0.28%	3.15%	3.62%	-0.47%
Net interest margin (3)	3.84%	4.02%	-0.18%	4.00%	4.72%	-0.72%

(1)	Annualized
(2)	Net interest spread is calculated by subtracting the average rate on mortgage-backed debt at amortized cost from the average yield on residential loans at amortized cost.
(3)	Net interest margin is calculated by dividing net interest income by the average balance of the residential loans at amortized cost.

Provision for Loan Losses

Our provision for loan losses reflects the recognition of incurred credit losses on the residential loans held by the Residual Trusts and our unencumbered residential loan portfolio. The provision for loan losses increased $2.7 million and $4.8 million for the three and nine months ended September 30, 2012, respectively, due to unfavorable trends in foreclosures and severity rates. The increased foreclosures were primarily driven both by seasonality and a continued level of high unemployment for our borrowers. Higher loss severities were impacted by the sale of aged real estate owned inventory. For further information regarding the credit quality of our residential loan portfolio and related trends, refer to the Credit Risk Management section.

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

Reconciliation of GAAP Consolidated Income (Loss) Before Taxes to Core Earnings and Pro Forma Adjusted EBITDA

Provided below is a reconciliation of our consolidated income (loss) before income taxes under GAAP to our core earnings and Pro Forma Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$18,149	$1,986	$8,054	$4,475	$(22,089)	$10,575

Core Earnings
Step-up depreciation and amortization	15,700	2,004	1,369	—	37	19,110
Share-based compensation expense	2,164	196	436	—	71	2,867
Transaction and integration costs	404	—	—	—	2,596	3,000
Non-cash interest expense	247	—	38	(41)	—	244
Net impact of Non-Residual Trusts	—	—	—	—	(455)	(455)
Other	—	—	—	—	224	224

Total adjustments	18,515	2,200	1,843	(41)	2,473	24,990

Core earnings (loss) before income taxes	36,664	4,186	9,897	4,434	(19,616)	35,565

Pro Forma Adjusted EBITDA
Interest expense on debt	19	—	—	—	19,820	19,839
Non-cash interest income	(460)	—	(88)	(3,579)	—	(4,127)
Depreciation and amortization	4,660	—	—	—	—	4,660
Pro forma synergies	—	—	—	—	—	—
Provision for loan losses	—	—	—	4,596	—	4,596
Residual Trusts cash flows	—	—	—	480	—	480
Other	422	13	19	(1,371)	221	(696)

Total adjustments	4,641	13	(69)	126	20,041	24,752

Pro Forma Adjusted EBITDA	$41,305	$4,199	$9,828	$4,560	$425	$60,317

	For the Nine Months Ended September 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$33,497	$5,210	$24,528	$18,314	$(61,939)	$19,610

Core Earnings
Step-up depreciation and amortization	49,732	5,901	4,026	—	77	59,736
Share-based compensation expense	8,231	672	1,736	—	591	11,230
Transaction and integration costs	1,868	—	—	—	4,704	6,572
Non-cash interest expense	684	—	186	1,011	—	1,881
Net impact of Non-Residual Trusts	—	—	—	—	(2,389)	(2,389)
Other	—	—	—	—	1,153	1,153

Total adjustments	60,515	6,573	5,948	1,011	4,136	78,183

Core earnings (loss) before income taxes	94,012	11,783	30,476	19,325	(57,803)	97,793

Pro Forma Adjusted EBITDA
Interest expense on debt	126	—	—	—	60,056	60,182
Non-cash interest income	(2,236)	—	(574)	(11,701)	—	(14,511)
Depreciation and amortization	13,993	—	—	—	—	13,993
Pro forma synergies	2,651	—	—	—	1,118	3,769
Provision for loan losses	—	—	—	8,122	—	8,122
Residual Trusts cash flows	—	—	—	6,105	—	6,105
Other	999	24	33	831	307	2,194

Total adjustments	15,533	24	(541)	3,357	61,481	79,854

Pro Forma Adjusted EBITDA	$109,545	$11,807	$29,935	$22,682	$3,678	$177,647

	For the Three Months Ended September 30, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$11,615	$773	$7,420	$4,159	$(26,931)	$(2,964)

Core Earnings
Step-up depreciation and amortization	18,205	1,855	1,066	—	—	21,126
Share-based compensation expense	887	68	283	—	15	1,253
Transaction and integration costs	—	—	—	—	2,583	2,583
Non-cash interest expense	309	—	334	621	—	1,264
Net impact of Non-Residual Trusts	—	—	—	—	3,685	3,685
Other	—	—	—	—	18	18

Total adjustments	19,401	1,923	1,683	621	6,301	29,929

Core earnings (loss) before income taxes	31,016	2,696	9,103	4,780	(20,630)	26,965

Pro Forma Adjusted EBITDA
Interest expense on debt	97	—	—	—	21,118	21,215
Non-cash interest income	(1,362)	—	(753)	(3,502)	—	(5,617)
Depreciation and amortization	4,903	—	—	—	13	4,916
Pro forma synergies	2,185	—	149	—	1,330	3,664
Provision for loan losses	—	—	—	1,865	—	1,865
Residual Trusts cash flows	—	—	—	(806)	—	(806)
Pro forma monetized assets	—	—	—	—	—	—
Other	213	22	106	871	4	1,216

Total adjustments	6,036	22	(498)	(1,572)	22,465	26,453

Pro Forma Adjusted EBITDA	$37,052	$2,718	$8,605	$3,208	$1,835	$53,418

	For the Nine Months Ended September 30, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$5,889	$773	$3,940	$25,507	$(38,910)	$(2,801)

Core Earnings
Step-up depreciation and amortization	18,205	1,855	1,066	—		21,126
Share-based compensation expense	1,791	68	777	—	78	2,714
Transaction and integration costs	—	—	—	—	14,839	14,839
Non-cash interest expense	309	—	334	1,214	—	1,857
Net impact of Non-Residual Trusts	—	—	—	—	3,685	3,685
Other	—	—	—	—	(320)	(320)

Total adjustments	20,305	1,923	2,177	1,214	18,282	43,901

Core earnings (loss) before income taxes	26,194	2,696	6,117	26,721	(20,628)	41,100

Pro Forma Adjusted EBITDA
Interest expense on debt	97	—	—	—	21,118	21,215
Non-cash interest income	(1,362)	—	(753)	(10,463)	—	(12,578)
Depreciation and amortization	5,232	—	31	—	13	5,276
Pro forma synergies	6,677	—	447	—	6,040	13,164
Provision for loan losses	—	—	—	3,365	—	3,365
Residual Trusts cash flows	—	—	—	9,372	—	9,372
Pro forma monetized assets	—	—	—	(13,305)	—	(13,305)
Other	206	22	208	1,410	(923)	923

Total adjustments	10,850	22	(67)	(9,621)	26,248	27,432

Pro Forma Adjusted EBITDA	$37,044	$2,718	$6,050	$17,100	$5,620	$68,532

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions, servicing advances and general business needs. We recognize the need to have liquid funds available to operate and grow our business and it is our policy to have adequate liquidity at all times. Our liquidity, which is measured as cash and cash equivalents plus borrowing capacity available on our Revolver, was $128.2 million at September 30, 2012.

Our principal sources of liquidity are the cash from our servicing, ARM and insurance businesses, funds obtained from our revolver and servicing advance facilities, cash releases from the Residual Trusts, the principal and interest payments received from unencumbered residential loans, as well as cash proceeds from the issuance of equity and debt, and other available financing activities.

We believe that, based on current forecasts and anticipated market conditions, our current balances of cash and cash equivalents along with the funds generated from our operating cash flows, loan portfolio, issuances of debt and equity, revolver, servicing advance facilities, and other available sources of liquidity will allow for financial flexibility to not only meet anticipated cash requirements to fund operating needs and expenses, servicing advances, planned capital expenditures, and all required debt service obligations for the next twelve months, but will also allow us to pursue growth opportunities. Our operating cash flows and liquidity are significantly influenced by numerous factors, including changes in the mortgage servicing markets, interest rates, continued availability of financing including the renewal of existing servicing advance facilities, access to equity markets, and conditions in the capital markets. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.

We intend to use the net proceeds from our public offering of equity and our planned refinancing of our first lien term loan to fund current and future acquisitions. Approximately $95.0 million of the net proceeds were used to partially fund the acquisition of RMS on November 1, 2012. We also expect to utilize these net proceeds to fund the recently announced acquisition of certain of the ResCap assets, which is expected to total approximately $500.0 million at close. This amount will be partially funded through a combination of corporate cash on hand and existing advance financing facilities. We anticipate the mortgage servicing rights, or MSR, will be financed with debt and/or obtaining capital provided by a financing partner, similar to other MSR structures in the market today. The financing plan will be finalized as we move toward the close of this transaction. We expect future acquisition transactions to be funded in a similar manner.

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

Since January 2008, Mid-State Trust 2006-1 has exceeded its delinquency and cumulative loss rate triggers and has not provided any excess cash flow to us. Beginning in September 2012, Mid-State Trust 2005-1 exceeded its delinquency rate trigger. Provided below is a table summarizing the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts:

	Delinquency Trigger	Delinquency Rate		Cummulative Loss Trigger	Cumulative Loss Rate
		September 30, 2012	December 31, 2011		September 30, 2012	December 31, 2011
Mid-State Trust IV	(1)	—	—	10.00%	4.32%	4.29%
Mid-State Trust VI	8.00%	2.85%	2.36%	8.00%	5.26%	5.14%
Mid-State Trust VII	8.50%	2.62%	1.89%	1.50%	0.38%	0.04%
Mid-State Trust VIII	8.50%	2.19%	2.07%	1.50%	0.33%	-0.20%
Mid-State Trust X	8.00%	3.53%	3.05%	8.00%	7.28%	7.19%
Mid-State Trust XI	8.75%	3.65%	3.42%	8.75%	5.82%	5.41%
Mid-State Capital Corporation 2004-1 Trust	8.00%	5.24%	5.30%	7.00%	3.18%	2.85%
Mid-State Capital Corporation 2005-1 Trust	8.00%	8.09%	7.44%	5.50%	3.69%	3.00%
Mid-State Capital Corporation 2006-1 Trust	8.00%	10.19%	10.58%	5.25%	6.58%	5.31%
Mid-State Capital Corporation 2010-1 Trust	10.50%	9.52%	8.35%	5.50%	0.95%	0.31%
WIMC Capital Trust 2011-1	(1)	—	—	(1)	—	—

(1)	Relevant trigger is not applicable per the underlying trust agreements.

Mortgage-Backed Debt

We have historically funded the residential loan portfolio through the securitization market. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. At September 30, 2012 and December 31, 2011, the total unpaid principal balance of mortgage-backed debt was $2.2 billion and $2.3 billion, respectively.

At September 30, 2012, mortgage-backed debt is collateralized by $2.7 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and also from draws on the letters of credit, or LOCs, of certain Non-Residual Trusts.

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts are also subject to voluntary redemption according to specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions which we are obligated to exercise at the earliest possible call dates. We expect to exercise these mandatory call obligations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.0 million. We would expect to finance the capital required to exercise the mandatory clean-up call primarily through asset-backed financing alone or in combination with additional issuances of equity and/or corporate indebtedness; however, there can be no assurance that we will be able to obtain financing through the capital markets when needed.

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

The terms of the 2011 Term Loans and Revolver are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$500 million first lien term loan (1)	LIBOR plus 6.25%, LIBOR floor of 1.50%	3.75% per quarter beginning 4th quarter of 2011; remainder at final maturity	June 30, 2016
$265 million second lien term loan (2)	LIBOR plus 11.00%, LIBOR floor of 1.50%	Bullet payment at maturity	December 31, 2016
$90 million revolver (3)	LIBOR plus 6.25%, LIBOR floor of 1.50%	Bullet payment at maturity	June 30, 2016

(1)	We are in the process of refinancing our first lien term loan with a senior secured first lien term loan facility in the aggregate principal amount of up to $600.0 million.
(2)	In October 2012, we repaid and terminated the second lien term loan with funds obtained through the issuance of Convertible Notes. See further discussion in the Convertible Notes section below.
(3)

In July 2012, we completed an amendment to the $45.0 million Revolver which increased availability under the line to $90.0 million. We are now in the process of refinancing the $90.0 million Revolver with a senior secured revolving credit facility in the aggregate principal amount of up to $100.0 million.

In addition to the required amortization payments noted in the table above, the first lien agreement requires us to prepay outstanding principal with 75% of excess cash flows as defined by the credit agreement when our Total Leverage Ratio is greater than 3.0 or 50% of excess cash flows when our Total Leverage Ratio is less than 3.0. These excess cash flow payments are scheduled to be made during the first quarter of each fiscal year beginning in 2013. In addition, in the case of settlement of the first lien prior to scheduled maturity, excess cash flow payments based on terms similar to those of the first lien agreement would be required for the second lien. Additional mandatory payments are required from (i) all net proceeds associated with new indebtedness, subject to certain exceptions, (ii) all net proceeds relating to sales of assets or recovery events, subject to certain exceptions and (iii) a portion of proceeds for issuances of equity, subject to certain exceptions.

During the nine months ended September 30, 2012, we repaid principal of $56.3 million on the 2011 Term Loans. The capacity under the Revolver allows requests for the issuance of LOCs of up to $22.5 million or total cash borrowings of up to $90.0 million less any amounts outstanding in issued LOCs. There were no borrowings under the Revolver during the nine months ended September 30, 2012. At September 30, 2012, we had outstanding $0.3 million in an issued LOC with total availability under the Revolver of $89.7 million. The commitment fee on the unused portion of the Revolver is 0.75% per year.

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

The Interest Expense Coverage ratio is calculated by dividing Pro Forma Adjusted EBITDA by consolidated interest expense (as defined in the debt agreements), both as measured on a trailing twelve-month basis preceding the measurement date. The Total Leverage Ratio is calculated by dividing consolidated total indebtedness as of the measurement date by Pro Forma Adjusted EBITDA as measured on a trailing twelve-month basis preceding the measurement date. The first lien requires a minimum Interest Expense Coverage Ratio of 2.25:1.00 increasing to 2.75:1.00 by the end of 2016, while the second lien requires a ratio of 2.00:1.00 increasing to 2.50:1.00. The first lien allows for a maximum Total Leverage Ratio of 4.25:1.00 being reduced over time to 3.00:1.00 by the end of 2016 while the second lien allows for a ratio of 4.50:1.00 reduced to 3.25:1.00.

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

Provided below is a reconciliation of our income before income taxes, which is a U.S. GAAP measure of our operating results, to Pro Forma Adjusted EBITDA, which has been calculated in accordance with the definitions in the 2011 Term Loans and Revolver agreements (in thousands):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Income before income taxes	$10,575	$19,610
Add:
Depreciation and amortization	23,770	73,729
Interest expense on debt	19,839	60,182

EBITDA	54,184	153,521
Add:
Non-cash share-based compensation expense	2,867	11,230
Pro forma synergies (1)	—	3,769
Provision for loan losses	4,596	8,122
Transaction and integration-related costs	3,000	6,572
Non-cash interest expense	244	1,881
Residual Trusts cash flows (2)	480	6,105
Other (3)	—	3,347

Sub-total	11,187	41,026
Less:
Non-cash interest income	(4,127)	(14,511)
Net impact of Non-Residual Trusts (4)	(455)	(2,389)
Other (3)	(472)	—

Sub-total	(5,054)	(16,900)

Pro Forma Adjusted EBITDA	$60,317	$177,647

(1)

Represents the estimated transaction-related synergies that have not yet been realized as if they occurred as of January 1, 2011. This pro forma adjustment has been made in accordance with the definition in our 2011 Term Loans and Revolver agreements.

(2)	Represents cash flows in excess of overcollateralization requirements that have been released to us from the Residual Trusts.
(3)	Represents other cash and non-cash non-recurring adjustments included in our income before income taxes.
(4)	Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans included in our income before income taxes.

Interest Coverage and Total Leverage Ratios

Provided below are the Interest Coverage Ratio and the Total Leverage Ratio calculated at September 30, 2012:

	Covenant Requirement
	1st Lien	2nd Lien	Actual
Interest Coverage Ratio - equal to or greater than	2.25:1.00	2.00:1.00	3.12
Total Leverage Ratio - equal to or less than	4.25:1.00	4.50:1.00	2.98

Refinancing Activities

We expect to close on the refinancing agreements for the first lien term loan and the Revolver in the fourth quarter of 2012. The agreements will contain customary events of default and covenants. These agreements will also be subject to certain financial covenants including, leverage and interest coverage ratios that must be maintained.

Convertible Notes

On October 19, 2012, we closed on a registered underwritten public offering of $265.0 million aggregate principal amount of 4.50% convertible senior subordinated notes, or the Convertible Notes. The Convertible Notes will pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per year, and will mature on November 1, 2019. In addition, we granted the underwriters of the Convertible Notes a 30-day option to purchase up to an additional $25.0 million aggregate principal amount of Convertible Notes. The underwriters exercised this option.

Prior to May 1, 2019, the Convertible Notes will be convertible only upon specified events and during specified periods, and, on or after May 1, 2019, at any time. The Convertible Notes will initially be convertible at a conversion rate of 17.0068 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $58.80. Upon conversion, we may pay or deliver, at our option, cash, shares of our common stock, or a combination of cash and shares of common stock.

We generated net proceeds of approximately $280.4 million from the Convertible Notes after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the Convertible Notes, together with cash on hand, to repay and terminate $265.0 million outstanding under our second lien senior secured term loan and pay certain fees, expenses and premiums in connection therewith

Mortgage Servicing Rights Credit Agreement

In November 2009, Green Tree entered into a Mortgage Servicing Rights Credit Agreement to finance the purchase of servicing rights. The note is secured by the servicing rights purchased and requires equal monthly payments for 36 months. The interest rate on this agreement is based on LIBOR plus 2.50%. The facility expires in November 2012.

Servicing Advance Facilities

Servicer Advance Reimbursement Agreement

On July 1, 2012, we renewed our Servicer Advance Reimbursement Agreement, which provides for the reimbursement of certain principal and interest and protective advances that are our responsibility under certain servicing agreements. The renewed agreement provides for a reimbursement amount of up to $150.0 million. The cost of this agreement is LIBOR plus 2.50% on the amounts that are reimbursed. The early reimbursement period expires in June 2013 or upon 120 days after written notice

Receivables Loan Agreement

In May 2012, we renewed our three-year Receivables Loan Agreement that provides borrowings up to $75.0 million and is collateralized by certain servicer and protective advances. The interest cost under the renewed agreement is LIBOR plus 3.25%. The renewed facility matures in July 2015.

Common Stock Offering

On October 19, 2012, we closed on a registered underwritten public offering of 6,000,000 shares of our common stock, or the 2012 Common Stock Offering. The shares were sold at a price to the public of $42.00 per share. In addition, we granted the underwriters of the 2012 Common Stock Offering a 30-day option to purchase up to an additional 900,000 shares of common stock. The underwriters exercised this option. We generated net proceeds of approximately $276.1 million from the 2012 Common Stock Offering after deducting underwriting discounts and commissions and offering expenses. Subsequently, we used approximately $95.0 million of the net proceeds to partially fund our acquisition of RMS. See further discussion in Note 2 in the Notes to Consolidated Financial Statements.

Sources and Uses of Cash

The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Cash flows provided by operating activities	$50,897	$73,575
Cash flows provided by (used in) investing activities	187,813	(1,003,629)
Cash flows provided by (used) in financing activities	(218,185)	840,919

Net increase in cash and cash equivalents	$20,525	$(89,135)

Operating Activities

Net cash provided by operating activities was $50.9 million for the nine months ended September 30, 2012 as compared to $73.6 million during the same period in 2011. For the nine months ended September 30, 2012, the primary sources of cash from operating activities were the income generated from our servicing operations, our insurance business and the net interest spread from our residential loan portfolio. Cash flows from operating activities for the nine months ended September 30, 2011 were primarily generated from our residential loan portfolio carried at amortized cost. The decrease in cash flows from operations for the nine months ended September 30, 2012 as compared to the same period in the prior year is due to the payment of $40.0 million in escrow funds to the sellers of Green Tree partially offset by the inclusion of Green Tree for the entire current year period as opposed to three months in the prior year period.

Investing Activities

The primary sources of cash flows from investing activities include payments received on our residential loans and the receivables related to the Non-Residual Trusts, as well as cash proceeds from the sales of real estate owned offset by changes in the required level of restricted cash. Cash flows related to purchases of premises and equipment fluctuate from period to period. Net cash provided by investing activities was $187.8 million for the nine months ended September 30, 2012 as compared to $1.0 billion net cash used during the same period in 2011. For the nine months ended September 30, 2012 and 2011, the primary source of cash was the principal payments received from borrowers on our residential loans of $120.3 million and $90.2 million, respectively, which increased due to the cash flows related to the Non-Residual Trusts acquired in the Green Tree acquisition. During the nine months ended September 30, 2012 and 2011, we also received $12.7 million and $4.0 million, respectively, in cash from the receivables related to the Non-Residual Trusts. Cash proceeds from the sale of real estate owned, net was $12.8 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash proceeds from the sale of real estate owned, net is due to the inclusion of Green Tree for the entire current year period as opposed to three months of the prior year period. Also contributing to cash flows provided by investing activities during the nine months ended September 30, 2012 were $40.0 million in escrow funds that were paid to the sellers of Green Tree with restricted cash thus increasing the change in restricted cash for the settlement of the payable. During the nine months ended September 30, 2012 and 2011, cash of $2.6 million and $45.6 million, respectively, was used to purchase residential loans. The decrease in cash outflows to purchase residential loans is due to the discontinuation of our loan acquisition program in conjunction with the Green Tree acquisition. During the nine months ended September 30, 2012 and 2011, cash of $6.1 million and $3.0 million, respectively, was used for purchases of premises and equipment.

Financing Activities

Our cash flows from financing activities include proceeds from and payments on borrowings under our corporate debt which we entered into to acquire Green Tree, as well as mortgage-backed debt and servicing advance liabilities, both of which increased significantly due to the acquisition of Green Tree. Net cash used in financing activities was $218.2 million for the nine months ended September 30, 2012 as compared to net cash provided of $840.9 million during the same period in 2011. For the nine months ended September 30, 2012, the primary uses of cash were $143.7 million for principal payments on mortgage-backed debt, $64.6 million for principal payments on corporate debt and $8.0 million in payments, net of borrowings, on our servicing advance liabilities. During the nine months ended September 30, 2011, the primary source of cash was the issuance of mortgage-backed debt, net of issuance costs, of $220.0 million as well as the issuance of debt, net of issuance costs, of $720.7 million, used to fund the acquisition of Green Tree. The primary uses of cash were for principal payments on and extinguishment of mortgage-backed debt of $88.8 million, payments, net of borrowings of $8.4 million on our servicing advance facilities and dividends and dividend equivalents paid of $13.4 million.

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

At September 30, 2012, the principal balance of our residential loan portfolio that exposes us to credit risk was $1.7 billion. The principal balance of residential loans and the carrying value of other collateral of the Residual Trusts total $1.8 billion and is permanently financed with $1.3 billion of mortgage-backed debt leaving us with a net credit exposure of $417.6 million, which approximates our residual interests in the consolidated Residual Trusts.

The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans with an average loan-to-value, or LTV, ratio at origination of approximately 90.4% and an average refreshed borrower credit score of 595. While we feel that our underwriting and due diligence of these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

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

Allowance for Loan Losses

We maintain an allowance for loan losses for the unencumbered residential loans and the residential loans held in the Residual Trusts that are recognized on our consolidated balance sheets and are accounted for at amortized cost. The following table provides information regarding our allowance for loan losses and related ratios for the periods presented (dollars in thousands):

	Allowance for Loan Losses	Allowance as a % of Residential Loans (1)	Net Charge- offs (2)	Charge-off Ratio (2) (3)	Coverage Ratio (2) (4)
September 30, 2012	$16,952	1.10%	$6,659	0.42%	255%
December 31, 2011	13,824	0.86	8,099	0.50	171

(1)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.
(2)	Annualized.
(3)

The charge-off ratio is calculated as charge-offs, net of recoveries divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.

(4)	The coverage ratio is calculated as period end allowance for loan losses divided by charge-offs, net of recoveries.

The following table summarizes activity in the allowance for loan losses for our residential loan portfolio (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of the period	$14,330	$13,234	$13,824	$15,907
Provision for loan losses	4,596	1,865	8,122	3,365
Charge-offs, net of recoveries (1)	(1,974)	(1,803)	(4,994)	(5,976)

Balance at end of the period	$16,952	$13,296	$16,952	$13,296

(1)

Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $1.8 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and $4.0 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

	September 30, 2012	December 31, 2011
Total number of residential loans outstanding	31,970	32,921
Delinquencies as a percent of number of residential loans outstanding:
30-59 days	1.39%	0.92%
60-89 days	0.66%	0.50%
90 days or more	3.38%	2.90%

Total	5.43%	4.32%

Principal balance of residential loans outstanding (in thousands)	$1,694,714	$1,776,063
Delinquencies as a percent of amounts outstanding:
30-59 days	1.32%	1.09%
60-89 days	0.73%	0.65%
90 days or more	4.58%	3.99%

Total	6.63%	5.73%

The following table summarizes our unencumbered residential loans and the residential loans in the Residual Trusts that have been placed in non-accrual status due to payments being past due 90 days or more:

	September 30, 2012	December 31, 2011
Residential loans:
Number of loans	1,082	954
Unpaid principal balance (in millions)	$77.6	$70.8

Portfolio Characteristics

The weighted-average original LTV of our residential loan portfolios is 90.4% and 90.0% at September 30, 2012 and December 31, 2011, respectively. The LTV dispersion of our unencumbered residential loans and the residential loans in the Residual Trusts is provided in the following table:

LTV Category:	September 30, 2012	December 31, 2011
0.00 - 70.00	1.55%	1.56%
70.01 - 80.00	3.07%	3.09%
80.01 - 90.00 (1)	64.43%	65.62%
90.01 - 100.00	30.95%	29.73%

Total	100.00%	100.00%

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

FICO scores are refreshed on at least an annual basis. The refreshed weighted-average FICO score of our unencumbered residential loans and the residential loans in the Residual Trusts was 595 and 588 at September 30, 2012 and December 31, 2011, respectively. The refreshed weighted-average FICO dispersion of our portfolio is provided in the following table:

Refreshed FICO Scores:	September 30, 2012	December 31, 2011
<=600	53.38%	52.85%
601 - 640	16.46%	15.14%
641 - 680	9.35%	9.70%
681 - 720	5.81%	4.99%
721 - 760	3.21%	2.67%
761 - 800	2.07%	2.30%
>=801	1.47%	0.91%
Unknown or unavailable	8.25%	11.44%

Total	100.00%	100.00%

Our unencumbered residential loans and residential loans in the Residual Trusts are concentrated in the following states:

States:	September 30, 2012	December 31, 2011
Texas	34.85%	34.71%
Mississippi	14.44%	14.36%
Alabama	7.92%	7.95%
Florida	7.07%	7.06%
Louisiana	6.08%	6.07%
South Carolina	5.60%	5.56%
Other (1)	24.04%	24.29%

Total	100.00%	100.00%

(1)	Consists of loans in 42 and 43 states at September 30, 2012 and December 31, 2011, respectively, each individually representing a concentration of less than 5%.

Our unencumbered residential loans and residential loans in the Residual Trusts were originated in the following periods:

Origination Year:	September 30, 2012	December 31, 2011
Year 2012 Origination	2.58%	—
Year 2011 Origination	3.93%	4.88%
Year 2010 Origination	3.28%	3.38%
Year 2009 Origination	2.67%	2.99%
Year 2008 Origination	3.99%	8.59%
Year 2007 Origination	13.77%	15.44%
Year 2006 Origination	10.22%	10.15%
Year 2005 Origination and earlier	59.56%	54.57%

Total	100.00%	100.00%

Real Estate Credit Risk

We include on our consolidated balance sheets assets secured by real property and property obtained directly as a result of foreclosures. Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

The following table presents activity related to foreclosed property (dollars in thousands):

	For the Nine Months Ended September 30,
	2012				2011
	Loans and Residuals		Non-Residual Trusts (1)		Loans and Residuals		Non-Residual Trusts (1)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of the period	867	$53,651	193	$2,496	1,041	$67,629	—	$—
Foreclosures and other additions, at fair value	799	43,823	621	6,918	831	47,556	461	5,722
Cost basis of financed sales	(718)	(43,025)	—	—	(930)	(55,065)	—	—
Cost basis of cash sales to third parties and other dispositions	(146)	(5,847)	(650)	(6,487)	(102)	(4,028)	(258)	(2,601)
Lower of cost or fair value adjustments	—	(1,331)	—	(677)	—	(3,482)	—	(186)

Balance at end of the period	802	$47,271	164	$2,250	840	$52,610	203	$2,935

(1)	Foreclosed property held by the Non-Residual Trusts is included in Other in Note 17 in the Notes to Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012. Our market risks have not changed materially since December 31, 2011.

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our third quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materia1ly affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of legal proceedings, see Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012. There have been no material developments involving legal proceedings since December 31, 2011.

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

Risks Related to Our Industry

The business in which we engage is complex and heavily regulated, and changes in the regulatory environment affecting our business, including the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our business is subject to numerous federal, state and local laws and regulations, and may be subject to judicial and administrative decisions imposing various requirements and restrictions. See “Business — Regulations” below for further information. These laws, regulations and judicial and administrative decisions include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; fair debt collection; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges, fees and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; unfair and deceptive acts and practices; escrow administration; lender-placed insurance; bankruptcy; loss mitigation and loan modifications; deficiency collections; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. By agreement with some of our customers, we also are subject to additional requirements that our customers may impose.

Federal or state regulation and oversight of our business activities may result in increased costs and potential litigation and could limit or prevent us from operating our business in some or all of the states in which we currently operate or may reduce the revenues that we receive on our business.

The enactment of the Dodd-Frank Act has impacted our business and may continue to do so in ways that we cannot predict until such time as rules and regulations related thereto are enacted.

On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of further regulating the financial services industry, including mortgage origination, sales, servicing and securitization. Certain provisions of the Dodd-Frank Act may adversely impact the operation and practices of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). We believe that Fannie Mae and Freddie Mac hold potential for growth opportunities for our business and we are unable to determine what impact the applicable provisions of the Dodd-Frank Act may have on that potential.

The Bureau of Consumer Financial Protection (the “CFPB”), a new federal agency established pursuant to the Dodd-Frank Act, officially began operation on July 21, 2011. The CFPB is charged, in part, with enforcing laws involving consumer financial products and services, including mortgage finance and servicing and reverse mortgages, and is empowered with supervision, enforcement, examination and rulemaking authority. The CFPB has an operating history of less than 18 months, and there can be no guarantee that the CFPB will not make material changes to the regulations, rules or practices applicable to our industry. The Dodd-Frank Act also establishes new standards and practices for mortgage originators, another potential growth area for our business, including determining prospective borrowers’ abilities to repay their mortgages, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. In addition, our ability to enter into asset-backed securities transactions in the future may be impacted by the Dodd-Frank Act and other proposed reforms related thereto, the effect of which on the asset-backed securities market is currently uncertain. While we continue to evaluate all aspects of the Dodd-Frank Act, the CFPB and regulations promulgated under the Dodd-Frank Act or by the CFPB could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, and in increased costs and potential litigation associated with our business activities.

Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, attorneys’ fees, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows and the value of our common stock.

Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.

In January 2011, the Federal Housing Finance Agency directed Fannie Mae and Freddie Mac to develop a joint initiative to consider alternatives for future mortgage servicing structures and compensation. Under this proposal, the government sponsored entities (“GSEs”) are considering potential structures in which the minimum service fee would be reduced or eliminated altogether. This would provide mortgage bankers with the ability to either sell all or a portion of the retained servicing fee for cash up front, or retain an excess servicing fee. While the proposal provides additional flexibility in managing liquidity and capital requirements, it is unclear how the various options might impact mortgage-backed security pricing and the related pricing of excess servicing fees. The GSEs are also considering different pricing options for non-performing loans to better align servicer incentives with mortgage-backed securities investors and provide the loan guarantor the ability to transfer non-performing servicing. The Federal Housing Finance Agency has indicated that any change in the servicing compensation structure would be prospective and the changes, if implemented, could have a significant impact on the entire mortgage industry and on the results of operations and cash flows of our mortgage business.

The enforcement of consent orders by certain federal banking agencies against the largest servicers related to foreclosure practices could impose additional compliance costs on our servicing business.

On April 13, 2011, the federal banking agencies overseeing certain aspects of the mortgage market entered into consent orders with 14 of the largest mortgage servicers in the United States regarding foreclosure practices. The enforcement actions require the servicers, among other things, to: (i) correct deficiencies in residential mortgage loan servicing and foreclosure practices; (ii) make significant modifications in practices for residential mortgage loan servicing and foreclosure processing, including communications with borrowers and limitations on dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (iii) ensure that foreclosures are not pursued once a mortgage has been approved for modification and to establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iv) establish robust oversight and controls pertaining to their third-party vendors, including outside legal counsel, that provide default management or foreclosure services. While these enforcement consent orders are considered as not preemptive to state actions, it remains to be seen how state actions and proceedings will be affected by the consent orders.

Although we are neither a direct party to these consent orders nor a banking organization, we have become subject to certain aspects of the consent orders to the extent (i) we subservice loans for the servicers that are parties to the consent orders; (ii) our investors require that we comply with certain aspects of the consent orders; or (iii) we otherwise find it prudent to comply with certain aspects of the consent orders. In addition, the practices set forth in such enforcement consent orders may be adopted by the industry as a whole, requiring us to comply with them in order to follow standard industry practices as required by our servicing agreements. Changes to our servicing practices could increase operational and compliance costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.

Federal Government/State Attorneys General foreclosure settlement could have unforeseen effects on our business.

On February 9, 2012, the U.S. Department of Justice, certain federal regulatory agencies, and forty-nine state attorneys general (Oklahoma is excluded) entered into a $25 billion settlement with the five largest mortgage servicers — Bank of America Corporation, JPMorgan Chase & Co., Wells Fargo Company, Citigroup, Inc. and Ally Financial, Inc. The settlement, which was approved by the U.S. District Court for the District of Columbia by consent judgments entered on April 5, 2012, provides for, among other things, payments to certain individuals whose homes have been foreclosed upon, the reduction of principal for certain other mortgagors, and the establishment of a broad array of new requirements and restrictions related to the servicing of residential mortgage loans (the “Servicing Standards”). While we are not a party to the settlement, certain of our clients have required us to implement some or most of the Servicing Standards when we service loans for them, and we expect current and future clients may require us to do so as well. Should this occur, our cost to service mortgage loans could be increased and our servicing income could be reduced by amounts that we do not believe will be material.

Lender-placed insurance is under increased scrutiny by regulators and, in the event changes are made to current practices, it could result in damages and/or reduced income from commissions for the Green Tree insurance business and/or material changes to the revenues derived from our historical insurance business.

Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance to protect the collateral and passes the premium onto the borrower. Walter Investment’s historical practice had been to place the coverage with a third-party carrier which, in turn, reinsured some of the exposure with Walter Investment Reinsurance Co., Ltd., our wholly-owned subsidiary. This practice ended effective December 31, 2011. Green Tree’s insurance agency acts as an agent for this purpose by placing the insurance coverage with a third-party carrier and for which the agency earns a commission. Both practices have come under the scrutiny of regulators. As of November 5, 2012, no new regulations have been put into place which would affect these practices; however, we cannot be certain that Green Tree’s practice will not be restricted or even prohibited. Should this occur, the revenues from our insurance businesses could be significantly reduced or eliminated.

On March 14, 2012, Fannie Mae, a GSE for which Green Tree services mortgage loans, issued a servicing guide announcement related to lender-placed insurance, that, if not revised before its implementation date, would exclude from reimbursement by Fannie Mae any lender-placed insurance commission earned by an entity related to the servicer, such as Green Tree’s insurance agency. The original June 1, 2012 implementation date has been postponed indefinitely by Fannie Mae.

We may be subject to liability for potential violations of predatory lending and/or servicing laws, which could adversely impact our results of operations, financial condition and business.

Various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgaged-related assets, could subject us, as a servicer or as an assignee or purchaser, in the case of acquired loans, to monetary penalties and could result in the borrowers rescinding the affected residential loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially and adversely impact our results of operations, financial condition and business.

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

In addition, the U.S. government through the Federal Housing Administration (“FHA”), the FDIC, and the U.S. Department of the Treasury (“Treasury”), has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage foreclosures, such as the Hope for Homeowners program (permitting certain distressed borrowers to refinance their mortgages into FHA insured loans), Home Affordability Modification Program (“HAMP”), and the Secured Lien Program (involving, among other things, the modification of first-lien and second-lien mortgages to reduce the principal amount or the interest rate of loans or to extend the payment terms). Green Tree and Marix are HAMP approved servicers and would be affected by any changes to HAMP rules. Moreover, certain mortgage lenders and servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan-modification programs relating to loans they hold or service. Moreover, state and federal regulators are believed to be considering new regulations relating to lender-placed insurance which could reduce the amount of insurance commission earned by the Green Tree insurance agency, or adversely impact our self insurance of our legacy insurance program. These loan-modification programs, future federal, state and local legislative or regulatory actions that result in modification of outstanding loans acquired by us, changes imposed on our insurance businesses as well as changes in the requirements to qualify for refinancing with or selling to Fannie Mae, Freddie Mac, or the Government National Mortgage Association (“Ginnie Mae”), may adversely affect the value of, and the returns on, such residential mortgage loans, insurance businesses and the potential growth of our business.

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

The implementation of our business strategies may be materially affected by the continuation of current conditions in the mortgage and housing markets, the financial markets, and the economy generally. Continuing concerns over unemployment, inflation, energy and health care costs, geopolitical issues, including political unrest in the Middle East and the possibility of credit defaults by several European countries, the availability and cost of credit, the mortgage market and the real estate market, and other factors have contributed to increased volatility and diminished expectations for the economy and markets going forward. The risks associated with our servicing business and any investments we may make will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values or sustained unemployment. A weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations. In this event we may incur losses on our investment portfolio because the value of any collateral we foreclose upon may be insufficient to cover the full amount of our investment or may take a significant amount of time to realize. In addition, the aforementioned circumstance may adversely affect the third-party servicing performed by Green Tree and Marix and any platforms we may acquire, including our receipt of servicing incentive fee compensation and the timing, amount and reimbursement of servicing advances made by us, and may further adversely affect or prolong our ability to successfully integrate Green Tree or to bring Marix into profitability.

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

Risks Related to Our Business and Our Acquisitions

We may fail to realize the anticipated benefits and cost savings of our acquisitions, which could adversely affect the value of our common stock.

On July 1, 2011 we acquired Green Tree, on November 1, 2012 we acquired Reverse Mortgage Solutions, Inc. and on October 24, 2012, we, along with Ocwen Loan Servicing LLC, were determined to have submitted the highest and best bid at an auction sponsored by the US Bankruptcy Court to acquire all of the Fannie Mae mortgage servicing rights and the mortgage originations and capital markets platforms of Residential Capital LLC, or ResCap. Subject to the approval of the bid by the Bankruptcy Court, we expect to close on the ResCap acquisition in the first quarter of 2013.

The success of our acquisitions will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and the acquired entities and assets. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	our ability to successfully combine the businesses of the Company and acquirees;

•	whether the combined businesses will perform as expected;

•	the possibility that we paid more than the value we will derive from the respective acquisitions;

•	the reduction of our cash available for operations and other uses;

•	the incurrence of significant indebtedness to finance the acquisitions; and

•	the assumption of certain known and unknown liabilities of the acquired businesses.

If we are not able to successfully combine the businesses within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of our common stock may be adversely affected. It is possible that the integration of the businesses could result in the loss of key Company employees and/or the employees of the acquired businesses, the disruption of each company’s ongoing businesses, unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in the integration of our operations and to realize the anticipated benefits of the acquisition so the combined business performs as expected, include, among other things:

•	combining the companies’ business development and operations;

•	integrating the companies’ technologies and services;

•	harmonizing the companies’ operating practices, employee development and compensation programs, technology platforms, internal controls and other policies, procedures and processes;

•	consolidating the companies’ corporate, administrative and information technology infrastructure;

•	maintaining existing agreements with customers and avoiding delays in entering into new agreements with prospective customers and suppliers; and

•	coordinating geographically dispersed organizations.

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

As described under “Risks Related to Our Industry” above, as a result of the high residential mortgage foreclosure rate in general and reports of improper servicing practices by some mortgage servicers in particular, the mortgage servicing industry has been under increased scrutiny from state and federal regulators and other authorities. This scrutiny is more likely to target larger servicing organizations like Green Tree than smaller organizations like the Company was prior to the acquisition. See for example the risk factor related to the Federal Government/State Attorneys General of all fifty states having targeted five of the largest banks in the U.S. for review and reform of their servicing practices. Similarly, in November of 2010 the Federal Trade Commission (“FTC”) issued subpoenas to an unknown number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ operations; in January 2012, Green Tree and a number of other banks and mortgage servicers received subpoenas from the New York State Department of Financial Services relating to their lender-placed insurance practices; and in September 2012, the CFPB issued civil investigative demands to a number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ operations. Previously, the Company would not likely have received such requests for information. We cannot guarantee that any such investigations will not reveal violations of law or regulation that may adversely affect Green Tree’s business. Moreover, as a significantly larger company, the combined business is more likely to be investigated and we cannot assure you that such investigations would not reveal any improprieties in Green Tree’s past or present operations.

One of our strategies is to increase our originations and servicing of GSE mortgages (including through acquisitions), which could expose us to additional risks.

One of our strategies is to grow our mortgage originations business. In furtherance of this strategy, on October 19, 2012 we were deemed to have submitted the highest and best bid at an auction sponsored by the U.S. Bankruptcy Court to acquire the mortgage origination platform of Residential Capital LLC, or ResCap. Subject to the approval of the U.S. Bankruptcy Court, it is anticipated that the Company will acquire this originator’s platform in the first quarter of 2013. There are a number of risks that we could be exposed to as we effectuate this strategy:

•

In February 2011, the Obama Administration issued a report to Congress, and in February 2012 the Federal Housing Finance Agency issued a report to Congress outlining various options for long-term reform of Fannie Mae and Freddie Mac. These options involve gradually reducing the role of Fannie Mae and Freddie Mac in the mortgage market and ultimately winding down both institutions such that the private sector provides the majority of mortgage credit. Any of these options are likely to result in higher mortgage rates in the future, which could have a negative impact on the mortgage origination business and on mortgage servicing.

•

There are federal and state legislative and agency initiatives that could, once fully implemented, adversely affect this business. For instance, the risk retention requirement under the Dodd-Frank Act requires securitizers to generally retain a minimum beneficial interest in mortgage-backed securities they sell through a securitization. Once implemented, the risk retention requirement may result in higher costs of certain originations operations and impose additional compliance requirements to meet servicing and originations criteria for qualified residential mortgages. Lastly, certain proposed federal legislation would permit borrowers in bankruptcy to restructure mortgage loans secured by primary residences. Bankruptcy courts could, if this legislation is enacted, reduce the principal balance of a mortgage loan that is secured by a lien on mortgaged property, reduce the mortgage interest rate, extend the term to maturity or otherwise modify the terms of a bankrupt borrower’s mortgage loan. Any of the foregoing could also reduce the profitability of residential loans currently serviced by us or adversely affect our ability to sell mortgage loans originated by us or increase delinquency rates and, as a result, could adversely affect our business, financial condition or results of operations. In addition, the cost of servicing an increasingly delinquent residential loan portfolio may rise without a corresponding increase in servicing compensation.

•

Delinquency rates can have a significant impact on our revenues and our expenses and the value of our MSRs. For example, an increase in delinquencies may result in lower revenues because, for some GSE business, we may only collect servicing fees for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts. Delinquencies can also increase our liability for servicing advances, as we may be required to advance certain payments early in a delinquency, and impact our liquidity. An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers. If we acquire portfolios of MSRs, the price we pay will depend on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of MSRs we acquire could be diminished. If the estimated fair value of MSRs is reduced, we could suffer a loss, which has a negative impact on our financial results and the benefits we would get from acquisitions.

•

Loans that are GSE backed tend to be issued to higher quality borrowers with lower loan-to-value ratios. Accordingly, these borrowers can usually prepay such loans with ease through refinancings when mortgage rates decrease. Such prepayments will reduce the size of our MSR portfolio and our future servicing revenue. We make assumptions about prepayment rates, but such assumptions could be incorrect, or could be rendered incorrect through changes in interest rates. We may seek to hedge such risk but may be unsuccessful.

•

In connection with loans that we originate, we expect to generally sell or securitize such loans to finance our future operations. In connection with the sale of mortgage loans, originators must make various representations and warranties concerning such loans that, if breached, require the originator to repurchase such loans or indemnify the purchaser of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and government-sponsored entity underwriting guidelines in connection with the origination of the loan. The aggregate unpaid principal balance of loans sold or serviced by us (or the UPB of certain portfolios that we may buy in future acquisitions) represents the maximum potential exposure related to loan repurchase and indemnification claims, including claims for breach of representation and warranty provisions. Due, in part, to elevated mortgage payment delinquency rates and declining housing prices, originators have experienced, and may in the future continue to experience, an increase in loan repurchase and indemnification claims due to actual or alleged breaches of representations and warranties in connection with the sale or servicing of mortgage loans. The estimation of our loan repurchase and indemnification liability is subjective and based upon our projections of the incidence of loan repurchase and indemnification claims, as well as loss severities. Given these trends, losses incurred in connection with such actual or projected loan repurchase and indemnification claims may be in excess of our estimates (including our estimate of liabilities we will assume in an acquisition and factor into our purchase price), and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchase and indemnification claims in the future. Accordingly, increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We have substantial levels of indebtedness. On July 1, 2011, we entered into a $500 million first lien senior secured term loan (the “First Lien Senior Secured Term Loan”) and a $265 million second lien senior secured term loan (the “Second Lien Senior Secured Term Loan”) to partially fund the acquisition of Green Tree. Also on July 1, 2011, we entered into a $45 million senior secured revolving credit facility (the “Revolver” and together with the First Lien Senior Secured Term Loan, the “First Lien Facility”), which was amended on July 17, 2012 to increase the commitment amount thereunder to $90 million and to permit additional incremental revolving commitments of $10 million. Our obligations under the First Lien Facility are guaranteed by substantially all of our domestic subsidiaries and are secured by substantially all of our and the guarantors’ assets. In October 2012, we repaid and terminated the Second Lien Senior Secured Term Loan with funds obtained through the issuance of Convertible Notes. As of September 30, 2012, we had approximately $792.0 million of indebtedness outstanding, all of which was secured, including total outstanding indebtedness under the First Lien Senior Secured Term Loan and Second Lien Senior Secured Term Loan of $425.0 million and $265.0 million, respectively, secured obligations under a Mortgage Servicing Rights Credit Agreement, a Servicer Advance Reimbursement Agreement and a Receivables Loan Agreement that totaled $100.8 million at September 30, 2012 and other indebtedness of $1.2 million. As of September 30, 2012, as adjusted to give effect to the Convertible Notes Offering and the use of proceeds therefrom, our total indebtedness would have been approximately $817.0 million. All of these amounts of indebtedness exclude (i) intercompany indebtedness, [(ii) guarantees under the Revolver] and (iii) mortgage-backed and asset-backed notes and a variable funding loan facility, both of which are non-recourse to us and our subsidiaries. Our high level of indebtedness could have important consequences, including:

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

We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our credit agreements governing the First Lien Facility which restrictions may change if we repay or refinance the First Lien Facility. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control including the risk factors as set forth herein. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

We may incur additional debt in connection with pending or future potential acquisitions and other pipeline transactions which would increase the risks described above.

We intend to refinance our First Lien Facility and our Revolver through new debt financing that we expect will reduce our interest costs and also permit us to incur additional warehouse debt and purchase additional MSRs and related assets. If we are successful in that refinancing, we may incur more additional indebtedness or assume additional indebtedness in connection with pending or future potential acquisitions and other pipeline transactions. Any such indebtedness could increase our leverage and the risks we face from indebtedness described above.

Changes in interest rates could lead to increased prepayment rates, which could materially and adversely affect the value of our mortgage servicing rights and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Changes in interest rates are a key driver of the performance of our servicing segment, particularly with respect to portfolios consisting primarily of MSRs related to prime loans, as the values of our mortgage servicing rights are highly sensitive to changes in interest rates. Historically, the value of MSRs have increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and have decreased when interest rates decline due as lower interest rates lead to increased prepayment rates. From time to time we may use various derivative financial instruments to provide a level of protection against such interest rate risk. However, no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. See “— Failure to hedge effectively against interest rate changes may adversely affect results of operations.” As a result, substantial volatility in interest rates materially affects our servicing segment, as well as our consolidated financial position, results of operations and cash flows.

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

While increasing our servicing portfolio is a key part of our strategy, this strategy carries certain risks and we may not be able to achieve our goals.

A key component of our strategy is to increase our servicing business. We have grown this business rapidly over the past several years, due to additions of subservicing contracts, acquisitions of servicing portfolios and our acquisition of Green Tree and we intend to continue to grow our portfolio through similar actions. This strategy creates a number of risks for us:

•

Other mortgage servicers have suffered operational deficiencies and, in rare instances company failures, due to the operational risks associated with servicing mortgages and / or a rapid expansion. Deficiencies in other servicers have included deterioration in operating margins due to increased costs, deterioration in servicing metrics (e.g., delinquency rates, call center metrics, account reconciliations or investor reporting), which, if they were to occur to us, could adversely affect our results of operations, and could also lead to potential violations of governmental regulations followed by enforcement penalties and fines.

•

Our existing servicing portfolio will decline over time, as mortgages are repaid, prepaid or discharged. While we will seek to replenish our servicing portfolio through the addition of subservicing contracts, MSR purchases, originations or acquisitions, we cannot assure you that we will be successful in developing this business. There is significant competition existing in the sector and the supply of servicing portfolios may decline over the next few years as the opportunity created by the financial crisis ebbs. The competition for new portfolios could increase the prices we may need to pay for such portfolios or reduce subservicing margins. If we are unable to grow our portfolios, our future growth and operating results will be adversely affected, which will adversely affect our stock price.

We use estimates in determining the fair value of certain assets. If our estimates prove to be incorrect, we may be required to write down the value of these assets which could adversely affect our earnings.

Following the RMS Acquisition, we expect to use fair value accounting for certain assets acquired as a result of the RMS Acquisition. We estimate the fair value of our assets and liabilities by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The methodology used to estimate these values is complex and uses asset-specific collateral data and market inputs for interest and discount rates and liquidity dates.

Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, delinquency and default levels are higher than anticipated or financial market illiquidity continues beyond our estimate, we may be required to write down the value of certain assets which could adversely affect our earnings.

We might not be able to maintain or grow our business if we cannot identify and acquire mortgage servicing rights or enter into additional subservicing agreements on favorable terms.

Our servicing portfolio is subject to “run-off,” meaning that mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the rights to service additional residential loans. We believe there are significant business opportunities in our business development “pipeline” of potential transactions. However, we may not be able to acquire servicing rights or enter into additional subservicing agreements on terms favorable to us nor do we control the decision to transfer servicing to us. In determining the purchase price for both servicing rights and subservicing, management makes certain assumptions, many of which are beyond our control, including, among other things:

•	origination vintage and geography;

•	loan to value ratio;

•	stratification of FICO scores;

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	incentive and ancillary fee income; and

•	amounts of future servicing advances.

As a result, we may not be successful in completing acquisitions or may overpay or not realize anticipated benefits of acquisitions in our business development pipeline. We may not realize all of the anticipated benefits of pending or potential future acquisitions, which could adversely affect our business, financial condition and results of operations.”

Our Investment Management business may be subject to liability arising out of the performance of its duties providing investment management and other related services to an investment fund, and our reputation, business and operations could be adversely affected by regulatory compliance failures related to investment adviser activities.

One of Green Tree’s subsidiaries, Green Tree Investment Management LLC (“GTIM”), jointly manages an investment fund focused on distressed mortgage-related assets. Under the relevant sub-advisory agreement for the fund, GTIM is exempted from liability for any claim, loss or cost arising out of, or in connection with, the performance of its duties, except GTIM is not exculpated from liability arising from losses caused by its gross negligence or willful misconduct or as otherwise provided under applicable federal securities laws. In addition, GTIM may expand its activities in this area and, depending on the terms of any future advisory agreements they may enter into, this liability could be increased. GTIM became a registered investment adviser under the federal Investment Advisers Act of 1940 (the “IAA”) on March 30, 2012. A failure by GTIM to comply with the obligations imposed by the IAA on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage.

The owners of certain loans we service or subservice, may, under certain circumstances, terminate our mortgage servicing rights or subservicing contracts, respectively.

As is standard in our industry, under the terms of our master servicing agreements with GSEs and other customers, our customers have the right to terminate us as the servicer of the loans we service on their behalf if we default pursuant to the terms and conditions of the servicing agreement; and in some agreements the servicing can be transferred without cause (although in this case the servicer typically receives the fair value of the servicing rights). Under our subservicing contracts, the primary servicers for whom we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with generally 60 to 90 days’ notice. In some instances, the subservicing contracts require payment of a deboarding fee upon transfer while in other instances there is little to no compensation. We expect to continue to acquire subservicing rights under terms and conditions which could exacerbate these risks.

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

During any period in which a borrower is not making payments, we are required under some of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, and pay property taxes, insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. Our obligation to make such advances may increase in connection with any pending or potential future acquisitions of servicing portfolios. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could adversely affect our business, financial condition or results of operations.

A downgrade in our servicer ratings could have an adverse effect on our business, financial condition or results of operations.

Standard & Poor’s, Moody’s and Fitch rate us as a residential loan servicer. Our current ratings from the rating agencies are important to the conduct of our loan servicing business. These ratings may be downgraded in the future. Any such downgrade could adversely affect our business, financial condition or results of operations.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to extend credit or to enter into other transactions with borrowers and counterparties, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. While we have a practice of independently verifying the borrower information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, if any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We have controls and processes designed to help us identify misrepresented information in our loan originations operations. We, however, may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

Technology failures or cyber-attacks against us or our vendors could damage our business operations and reputation, increase our costs, and result in significant third party liability.

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

We may be unable to protect our technology or keep up with the technology of our competitors.

We rely on proprietary and licensed software, and other technology, proprietary information and intellectual property to operate our business and to provide us with a competitive advantage. However, we may be unable to maintain and protect, or prevent others from misappropriating or otherwise violating, our rights in such software, technology, proprietary information and intellectual property. In addition, competitors may be able to develop software and technologies that are as good as or better than our software and technology without violating our rights, which could put us at a disadvantage. Our failure to maintain, protect and continue to develop our software, technology, proprietary information and intellectual property could adversely affect our business, financial condition or results of operations.

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

We are routinely involved in legal proceedings concerning matters that arise in the ordinary course of our business. The addition of the Green Tree business, which is significantly larger in scope and size than our historical business, will increase the number of suits against us. The RMS Acquisition and other pending or potential future acquisitions may also increase the risk that we will be sued. The outcome of these proceedings may adversely affect our financial results. In addition, a number of participants in our industry have been the subject of class action lawsuits and regulatory actions by states’ attorneys general and federal regulators. Litigation and other proceedings may require that we pay attorneys’ fees, settlement costs, damages, penalties or other charges, which could adversely affect our financial results.

Governmental and regulatory investigations, both state and federal are increasing in all areas of our business. The costs of responding to the investigations can be substantial. In addition, government-mandated changes from investigations or otherwise, to servicing practices could lead to higher costs and additional administrative burdens, in particular regarding record retention and informational obligations.

Negative public opinion could damage our reputation and adversely affect our earnings.

Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending, loan servicing, debt collection practices, and corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.

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

Some of our existing securitization trusts contain delinquency and loss triggers that, if exceeded, allocate any excess over-collateralization to paying down the bonds for the securitization at an accelerated pace rather than releasing the excess cash to us. Two of our existing securitizations have exceeded delinquency and cumulative loss rate triggers. Mid-State Capital Corporation 2006-1 Trust (“Trust 2006-1”) exceeded the delinquency and cumulative loss rate triggers and has not provided any excess cash flow to us since January 2008 while Mid-State Capital Corporation 2005-1 Trust (“Trust 2005-1”), exceeded the delinquency rate trigger beginning in September 30, 2012 . At September 30, 2012, Trust 2006-1 held mortgage loans with an outstanding principal balance of $162.8 million and a book value of $156.5 million, with collateralized bonds issued by Trust 2006-1 having an outstanding principal balance of $155.4 million. At September 30, 2012, Trust 2005-1 held mortgage loans with an outstanding principal balance of $159.6 million and a book value of $154.8 million, with collateralized bonds issued by Trust 2005-1 having an outstanding principal balance of $140.8 million.

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

We service loans throughout the United States. However, we have higher concentrations of our owned residential loans in the Texas, Louisiana, Mississippi, Alabama and Florida markets. As a result of the geographic concentration of residential loans in these markets, we are particularly exposed to downturns in these local economies or other changes in local real estate conditions. In the past, rates of loss and delinquency on residential loans have increased from time to time, driven primarily by weaker economic conditions. Furthermore, precarious economic conditions may hinder the ability of borrowers to repay their obligations in all areas where we conduct our business. In the event of negative economic changes in these markets or nationally, our business, financial condition and results of operations, and the trading price of our common stock may be materially and adversely affected.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley” or “SOX”) requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors issue their own opinion on our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Green Tree, which at the time of acquisition was a private company and not subject to the requirements of Sarbanes-Oxley, must be brought into compliance with SOX reporting standards. We may in the future discover areas of internal controls at Green Tree that do not exist or that need improvement. We cannot be certain that we will be successful in establishing or maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our shares of common stock. In addition, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such weaknesses or deficiencies and management may not be able to remediate the same in a timely manner.

We use, and will continue to use, analytical models and data in connection with the pricing of new business and the valuation of our future investments, and any incorrect, misleading or incomplete information used in connection therewith may subject us to potential risks.

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

Following pending or potential future acquisitions or as a result of the acquisitions already completed, we may not be successful in retaining employees of any business, or in conveying the knowledge of our long-serving personnel to newly hired personnel and retaining our internal culture.

We regularly explore opportunities to grow our business, including through acquiring companies. Uncertainty about the effect of any such acquisition on the combined company’s employees may have an adverse effect on us, and consequently the combined business. This uncertainty may impair our ability to retain management and key personnel of the acquired business. Employee retention may be particularly challenging as employees may experience uncertainty about their future roles with the combined business. If key employees of the acquired business depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to continue as employees of the combined business, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the acquisition.

In addition, much of our success can be attributed to the knowledge, experience, and loyalty of our key management and other personnel who have served us for many years. As we grow and expand our operations, we will need to incorporate employees from acquired businesses and hire new employees to implement our business strategies. It is important that the knowledge and experience of our senior management and our overall philosophies, business model, and operational standards, including our differentiated “high-touch” approach to servicing, are adequately conveyed to, and shared by, these new members of our team. At the same time, we must ensure that our hiring and retention practices serve to maintain our internal culture. If we are unable to achieve these integration objectives, our growth could come at a risk to our business model, which has been a major underlying component of our success.

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

We may not realize all of the anticipated benefits of pending or potential future acquisitions, which could adversely affect our business, financial condition and results of operations.

We periodically explore opportunities to grow our business by adding subservicing contracts to our portfolios through one time transfers and flow agreements and by acquiring additional MSR assets and platforms and growing our originations business. Our ability to realize the anticipated benefits of pending or potential future acquisitions will depend, in part, on our ability to scale-up to appropriately service any such assets, and integrate the businesses of such acquired companies with our business.

The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•	uncoordinated market functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	unanticipated liabilities associated with the acquired business or assets;

•	lack of expected synergies or failure to realize the anticipated benefits we expect to realize from the acquisition;

•	not retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.

The acquisition of businesses also requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can be disruptive to the borrowers of the loans serviced by the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its borrowers, we may not realize the anticipated economic benefits of particular acquisitions within our expected timeframe, and we may lose subservicing business or employees of the acquired business. We may also experience a greater than anticipated loss of business even if the integration process is successful.

If we inappropriately value the assets we acquire or the value of the assets or businesses we acquire declines after we acquire them, the resulting charges may negatively affect the carrying value of the assets on our balance sheet and our earnings. In particular, in connection with such acquisition opportunities, we may be exposed to unknown or contingent liabilities of the businesses, assets and liabilities we acquire, and if these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected.

In addition, the performance of any assets or businesses we acquire may not match the historical performance of our other assets. We cannot guarantee you that the assets we acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired assets or that the economic conditions underlying our acquisition decision have changed. It may also take several quarters for us to fully integrate the newly acquired assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition.

Further, prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable, and we expect that we will experience this condition in the future. In addition, in order to finance an acquisition we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders. Also, it is possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated.

If we incur additional indebtedness to finance an acquisition, the acquired business may not be able to generate sufficient cash flow to service that additional indebtedness.

We cannot assure you that future acquisitions will not adversely affect our results of operations and financial condition.

Risks Related to our RMS Acquisition and the Reverse Mortgage Industry

We may fail to realize the anticipated benefits of the RMS Acquisition, which could adversely affect the value of our common stock.

The success of our acquisition of RMS will depend, in part, on our ability to realize the anticipated benefits from the Acquisition. Our ability to realize these anticipated benefits is subject to certain risks including:

•	whether RMS will perform as expected;

•	the possibility that we paid more than the value we will derive from the RMS Acquisition;

•	the possibility that the market for reverse mortgages does not meet our expectations;

•	the reduction of our cash available for operations and other uses; and

•	the assumption of certain known and unknown liabilities of RMS.

If we are delayed in achieving or are unable to successfully achieve the anticipated benefits of the RMS Acquisition or if the respective and/or collective businesses do not perform as expected, the value of our common stock may be adversely affected. It is possible that the integration of the businesses could result in the loss of key Company and RMS employees, the disruption of each company’s ongoing businesses, unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in the integration of our operations and to realize the anticipated benefits of the RMS Acquisition so the respective and/or collective business performs as expected, include, among other things:

•	harmonizing the companies’ operating practices, employee development and compensation programs, technology platforms, internal controls and other policies, procedures and processes;

•	maintaining existing agreements with customers and avoiding delays in entering into new agreements with prospective customers and suppliers; and

•	coordinating geographically dispersed organizations.

In addition, at times, the attention of certain members of the companies’ management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each of the companies’ ongoing business and the collective business.

There may be material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs operated by FHA, HUD, Fannie Mae or Ginnie Mae which could materially adversely affect the reverse mortgage industry as a whole.

The reverse mortgage industry is largely dependent upon GSEs such as FHA, HUD, Ginnie Mae and Fannie Mae. There can be no guarantee that any or all of the GSEs will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. In addition, GSEs’ participation in the reverse mortgage industry may be subject to economic and political changes that cannot be predicted. Any of the aforementioned circumstances could materially and adversely affect the performance of the RMS business and the value of our common stock.

After the completion of the RMS Acquisition, we will service reverse mortgages, which will subject us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.

After the completion of the Acquisition, we will service reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. A reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies or the home is sold. A deterioration of the market for reverse mortgages may reduce the number of reverse mortgages we service, reduce the profitability of reverse mortgages currently serviced by us and adversely affect our ability to sell reverse mortgages in the market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums. An increase in foreclosure rates may increase our cost of servicing. As a reverse mortgage servicer, we will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued, and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our liquidity. Finally, as a result of the Acquisition, we will become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or even evictions of elderly homeowners. All of the above factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

Borrowers with adjustable rate mortgage loans are especially exposed to increases in monthly payments and they may not be able to refinance their loans, which could cause delinquency, default and foreclosure and therefore adversely affect our business.

Borrowers with adjustable rate mortgage loans are exposed to increased monthly payments when the related mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Borrowers with adjustable rate mortgage loans seeking to refinance their mortgage loans to avoid increased monthly payments as a result of an upwards adjustment of the mortgage loan’s interest rate may no longer be able to find available replacement loans at comparably low interest rates. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may cause delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they reduce the number of mortgages we service.

Changes in prepayment rates due to changes in interest rates, government mortgage programs or other factors could result in reduced earnings or losses.

There are seldom any restrictions on borrowers’ abilities to prepay their residential loans. Homeowners tend to prepay residential loans faster when interest rates decline, in particular in the case of prime loans. Consequently, owners of the loans must reinvest prepayment proceeds at the lower prevailing interest rates. Conversely, homeowners tend not to prepay residential loans when interest rates increase. Consequently, owners of the loans are unable to reinvest prepayment proceeds at the higher prevailing interest rates.

In addition, changes to government mortgage programs could result in increased prepayment rates. For example, the Home Affordable Refinance Program (“HARP”) is a federal government program designed to help eligible homeowners refinance their existing mortgage loans. The mortgage must be owned or guaranteed by a GSE, and applicants must be up-to-date on their mortgage payments but unable to obtain refinancing because the value of their homes has declined.

Any increase in prepayments could have a significant impact on our servicing fee revenues, our expenses and on the valuation of our MSRs as follows:

•

Revenue. If prepayment speeds increase, our servicing fees will decline more rapidly than anticipated because of the greater than expected decrease in the number of loans or unpaid balance on which those fees are based. The reduction in servicing fees would be somewhat offset by increased float earnings because the faster repayment of loans will result in higher balances in the custodial accounts that generate the float earnings. Conversely, decreases in prepayment speeds drive increased servicing fees and lead to lower float balances and float earnings.

•

Expenses. Amortization of MSRs is one of our largest operating expenses. Since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speeds leads to increased amortization expense as we revise downward our estimate of total expected income. Faster prepayment speeds will also result in higher compensating interest expense. Decreases in prepayment speeds lead to decreased amortization expense as the period over which we amortize MSRs is extended. Slower prepayment speeds also lead to lower compensating interest expense.

•

Valuation of MSRs. We base the price we pay for MSRs and the rate of amortization of those rights on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds were significantly greater than expected, the carrying value of our MSRs could exceed their estimated fair value. When the carrying value of MSRs exceeds their fair value, we are required to record an impairment charge which has a negative impact on our financial results.

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

In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity or results of operations could be materially and adversely affected. In addition, an owner or operator of real property may become liable under various federal, state and local laws, for the costs of remediation of certain hazardous substances released on its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for remediation or other costs, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage-related assets held by us.

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

The market price of our common stock may be volatile and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. During the period from January 1, 2012 to November 5, 2012, our common stock ranged between a high of $48.54 per share to a low of $17.87 per share. The market price of our common stock has fluctuated significantly in the recent past and could fluctuate significantly in the future for various reasons, which include:

•	actual or anticipated fluctuations in our quarterly or annual earnings or those of other companies in our industry;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

•	changes in market valuations or operating performance of our competitors or companies similar to ours;

•	additions and departures of key personnel;

•

variance in our operating results and prospects from the expectations of public market analysts and investors, including changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles applicable to our business;

•	changes in federal and state laws and regulations applicable to our business;

•	general global macroeconomic conditions;

•	economic, financial, geopolitical, regulatory or judicial events that affect us or financial markets generally; and

•	risks enumerated elsewhere in this section.

The stock market has over the past several years experienced extreme price and volume fluctuations that have affected the market price of the shares of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock or cause the market price for our common stock to fluctuate significantly in response to factors beyond our control and unrelated to our business. These fluctuations could materially reduce our stock price and the ability to sell shares of common stock.

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

In the event of a bankruptcy, liquidation or winding up, our assets will be available to pay obligations on our common stock only after all of our existing liabilities have been paid. In addition, upon our voluntary or involuntary liquidation, dissolution or winding up, holders of common stock will share ratably in the assets remaining after payments to creditors senior to them in our capital structure. In the event of a bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities that rank senior to obligations owed to equity holders, to pay any amounts with respect to our common stock then outstanding.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share, and may cause our common stock price to decline, which may negatively impact your investment.

We may issue equity in the future in connection with capital raisings, acquisitions, strategic transactions, or for other purposes. In particular, we will be issuing 891,265 shares of our common stock as the Stock Consideration for the RMS Acquisition and we will be filing a shelf registration statement to cover the resales of such shares. In addition, additional shares of our common stock may be issued upon conversion of the Convertible Notes issued in a Convertible Notes Offering. To the extent we issue substantial additional equity securities, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.

Issuance of substantial numbers of additional shares of our common stock, including in connection with future acquisitions, if any, or the perception that such issuance could occur, may cause prevailing market prices for our common stock to decline, which may negatively impact your investment.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit a change in our control.

Certain provisions of the Maryland General Corporation Law (the “MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the “business combination’ provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special appraisal rights and supermajority stockholder voting requirements on these combinations. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the Board of Directors of a corporation prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person, provided that the business combination is first approved by our Board of Directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our Board of Directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in the election of directors) acquired in a “control share acquisition” (defined as the acquisition of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares of stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

Our Board of Directors is divided into three classes of directors. Directors of each class are elected for three-year terms upon the expiration of their current terms, and each year one class of directors will be elected by our stockholders. The current terms of the three classes of directors expire in 2013, 2014 and 2015, respectively. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our Board of Directors may, without stockholder approval, classify or reclassify any unissued shares of common or preferred stock into other classes or series of shares and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

Restrictions to ownership related to our former status as a REIT are no longer applicable leaving us susceptible to takeover. Provisions in our charter that limited beneficial or constructive ownership of our stock by any one person to 9.8% of our outstanding stock are no longer applicable as a result of our decision to no longer to qualify as a REIT. This means that individuals or entities, or groups of individuals or entities could acquire a controlling interest in our company and thereafter, adversely change our operations and/or strategies.

Tax Risks

Summary of U.S. federal income tax risks.

This summary of certain tax risks is limited to the U.S. federal income tax risks addressed below. Additional risks or issues may exist that are not addressed herein and that could affect the U.S. federal tax treatment of us or our stockholders. Investors are advised to consult with tax experts to fully assess their tax risks.

We no longer qualify for taxation as a REIT for United States federal income tax purposes, and there can be no assurance that the IRS will not challenge our previous REIT status.

Although we elected for United States federal income tax purposes to be treated as a real estate investment trust, or REIT, through December 31, 2010, as a result of the Green Tree Acquisition, we did not qualify as a REIT for 2011, and we will not qualify as a REIT for our current taxable year or any year in the foreseeable future, and, as a result, we will be unable to claim the United States federal income tax benefits associated with REIT status. There can be no assurance that the Internal Revenue Service will not challenge our qualification as a REIT for previous years in which we elected REIT status. Although we believe we did qualify as a REIT in each such year, if the Internal Revenue Service were to successfully challenge our previous REIT status, we would suffer adverse United States federal income tax consequences.

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

The Company was part of Walter Energy, consolidated group prior to the spin-off from Walter Energy on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s most recent public filing on Form 10-Q, those related to the following:

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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: November 8, 2012	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2012	By:	/s/ Charles E. Cauthen
Charles E. Cauthen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exh No	Notes	Description

2.1.1	(1)	Stock Purchase Agreement, dated as of August 31, 2012, by and among Reverse Mortgage Solutions, Inc., Walter Investment Management Corp., JAM Special Opportunities Fund, L.P. and the Other Sellers listed on the Signature Pages thereto (the “Stock Purchase Agreement”) including forms of the following agreements attached as Exhibits to the Purchase Agreement: Escrow Note (Exhibit A), Lockup Agreement (Exhibit B), MSR Note (Exhibit C), Escrow Agreement (Exhibit D) and Employment Agreement (Exhibit F).*

2.1.2	(5)	Letter of Understanding dated November 1, 2012 relating to the RMS Stock Purchase Agreement.

2.1.3	(5)	Waiver of Closing Conditions and Obligations dated November 1, 2012 relating to the RMS Purchase Agreement.

2.1.4	(5)	Letter Agreement between the Registrant and Robert D. Yeary and the Yeary Family Trust – D dated October 31, 2012 relating to the RMS Purchase Agreement.

2.2	(2)	Asset Purchase Agreement between Ocwen Loan Servicing, LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC and RFC Borrower LLC dated as of November 2, 2012.*

10.1	(3)	Amendment and Joinder Agreement dated as of July 17, 2012, to the First Lien Credit Agreement, dated as of July 1, 2011, among the Company, the lenders party thereto, Credit Suisse AG and the other parties party thereto.

10.2	(5)	Joint Bidding Agreement between the Registrant and Ocwen Loan Servicing LLC dated October 19, 2012.*

10.3	(4)	First Supplemental Indenture, dated as of October 23, 2012, to the Indenture, dated as of January 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee, and Form of 4.50% Convertible Senior Subordinated Notes due 2019.

31.1	(5)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(5)	Certification by Charles E. Cauthen pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(5)	Certification by Mark J. O’Brien and Charles E. Cauthen pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(5)	The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

*	The Company hereby undertakes to furnish supplementally a copy of any omitted schedule, annex or exhibit to such Stock Purchase Agreement to the U.S. Securities and Exchange Commission upon request.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to Exhibits 2.1 through 2.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2012 (File No. 001-01347).

(2)	Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2012 (File No. 001-01347).

(3)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2012 (File No. 001-01347).

(4)	Incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2012 (File No. 001-01347).

(5)	Filed herewith