Form 10-K
period 2012-12-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2013-03-18
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates, based on the price at which the stock was last sold as of June 30, 2012, was $675.8 million.

The registrant had 36,887,287 shares of common stock outstanding as of March 8, 2013.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

WALTER INVESTMENT

MANAGEMENT CORP.

FORM 10-K

ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including matters discussed under Item 1, “Business,” Item 2A, “Risk Factors,” Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report constitute “forward-looking statements.” We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in this Annual Report on Form 10-K under the caption “Risk Factors” and in our other filings with the Securities and Exchange Commission.

In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements:

•	local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends in particular;

•	continued uncertainty in the U.S. home sale market, including both the volume and pricing of sales, due to adverse economic conditions or otherwise;

•	fluctuations in interest rates and levels of mortgage originations and prepayments;

•	risks related to our acquisitions, including our ability to successfully integrate the large volume of assets and businesses and platforms we have recently acquired into our business;

•

risks related to the financing incurred in connection with our acquisitions, including our ability to achieve cash flows sufficient to service our debt and otherwise comply with the covenants of our debt;

•	delay or failure to realize the anticipated benefits we expect to realize from our acquisitions;

•	our ability to successfully operate the loans originations platforms that we recently acquired, which are significantly larger than our prior originations business;

•	the occurrence of anticipated growth of the specialty servicing sector and the reverse mortgage sector;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	our ability to raise capital to make suitable investments to offset run-off in a number of the portfolios we service and to grow our business;

•

our ability to implement strategic initiatives, particularly as they relate to our ability to develop new business, including the development of our originations business, implementation of delinquency flow programs and the receipt of new business, which are both subject to customer demand and approval;

•	our ability to earn anticipated levels of performance and incentive fees on serviced business;

•	the availability of suitable investments for any capital that we are able to raise and risks associated with any such investments we may pursue;

•	changes in federal, state and local policies, laws and regulations affecting our business, including mortgage and reverse mortgage financing or servicing, and changes to our licensing requirements;

•

changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, including regulations required by the Dodd-Frank Act that have been promulgated or have yet to be finalized;

•	increased scrutiny and potential enforcement actions by the Consumer Financial Protection Bureau, or the CFPB;

•	risks related to the transfer of large volumes of loans;

•

uncertainties related to regulatory pressures on large banks related to their mortgage servicing, as well as regulatory pressure on the rest of the mortgage servicing sector, including increased performance standards and reporting obligations and increase to the cost of doing business as a result thereof;

•	changes in regard to the rights and obligations of property owners, mortgagors and tenants;

•

our ability to remain qualified as a government-sponsored entity, or GSE, approved servicer or component servicer, including the ability to continue to comply with the GSEs’ respective servicing guidelines;

•	changes to the Home Affordable Modification Program, or HAMP, the Home Affordable Refinance Program, or HARP, or other similar government programs;

•	loss of our loan servicing, loan origination and collection agency licenses;

•	uncertainty relating to the status of GSEs;

•	uncertainty related to inquiries from government agencies into past servicing, foreclosure, loss mitigation, and lender-placed insurance practices;

•

uncertainties related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs, delays or moratoria in the future or claims pertaining to past practices;

•	unexpected losses resulting from pending, threatened or unforeseen litigation or other third-party claims against the Company;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to programs of GSEs or various regulatory authorities;

•	changes to our insurance agency business, including increased scrutiny by government regulators and GSEs on lender-placed insurance practices;

•

the effect of our risk management strategies, including the management and protection of the personal and private information of our customers and mortgage holders and the protection of our information systems from third-party interference (cyber security);

•	changes in accounting standards;

•

the review of our periodic reports (including, but not limited to, this Annual Report and other periodic reports filed with the SEC) by the staff of the SEC could result in amendment to our financial information or other disclosures;

•

the ineffectiveness of our disclosure controls and procedures due to a material weakness in internal control over financial reporting, described in this Annual Report, included in Item 9A, “Controls and Procedures,” and the potential that the Company may be unable to effectively implement appropriate remedial measures in a timely manner;

•	the continuation of a material weakness or the discovery of additional material weaknesses in our internal control over financial reporting and any delay in the implementation of remedial measures;

•	our continued listing on the New York Stock Exchange, or the NYSE;

•	the ability or willingness of Walter Energy, Inc. and other counterparties to satisfy material obligations under agreements with us; and

•	other presently unidentified factors.

All forward-looking statements set forth herein are qualified by these cautionary statements and are made only as of the date hereof. We undertake no obligation to update or revise the information contained herein, including any forward-looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

PART I

ITEM 1.	BUSINESS

Our Company

Walter Investment Management Corp. and its subsidiaries, which may also be referred to as Walter Investment, the Company, we, our and us, is a fee-based business services provider to the residential mortgage industry. We are a specialty servicer providing residential loan servicing that focuses on credit-sensitive residential mortgages and reverse mortgages. We also provide a full suite of services to the reverse mortgage sector, including servicing, sub-servicing, loan origination, asset management and related technology. In addition, we originate residential mortgage loans, we are a mortgage portfolio owner of credit-challenged, non-conforming residential loans and reverse mortgage loans and we operate an insurance agency serving residential loan customers. We operate throughout the United States, or U.S.

The Company previously operated as the financing business of Walter Energy, Inc., or Walter Energy, originating and purchasing residential loans and servicing these loans to maturity. In April 2009, Walter Energy spun off this financing business via a newly created subsidiary, Walter Investment Management, LLC, or WIM, which included Walter Mortgage Company, or WMC, and two insurance subsidiaries, Best Insurers, Inc., or Best, and Walter Investment Reinsurance Co., Ltd., or WIRC.

Following the decision to separate from Walter Energy via the spin-off, we believed that the best way to optimize our results was for us to operate as a Real Estate Investment Trust, or REIT. As a REIT, net taxable income distributed to stockholders is generally not subject to U.S. federal income tax. We determined that the most expedient way to become a REIT was to merge with an existing REIT and in furtherance of this strategy, WIM merged with Hanover Capital Mortgage Holdings, Inc., or Hanover. The merger with Hanover, or Merger, occurred immediately following the spin-off.

Although Hanover was the surviving legal and tax entity in the Merger, for accounting purposes the Merger was treated as a reverse acquisition of the operations of Hanover and was accounted for pursuant to the applicable business combinations guidance, with WIM as the accounting acquirer. As such, the pre-acquisition financial statements of WIM are treated as the historical financial statements of Walter Investment. The combined financial statements of WMC, Best and WIRC (collectively representing substantially all of Walter Energy’s financing business prior to the Merger) are considered the predecessor to WIM for accounting purposes. Thus, the combined financial statements of WMC, Best and WIRC became WIM’s historical financial statements for the periods prior to the Merger. The assets acquired and the liabilities assumed of Hanover were recorded at the date of acquisition, April 17, 2009, at their respective fair values. The results of operations of Hanover were included in our consolidated statements of comprehensive income (loss) for periods subsequent to the Merger.

Since the spin-off and Merger, we have continued servicing our originated and acquired portfolio of residential loans and have expanded our expertise in servicing credit-challenged accounts through a differentiated high-touch approach. With the objective of pursuing opportunities that optimize the value of our high-touch servicing model, on November 1, 2010, we acquired Marix Servicing, LLC, or Marix, a high-touch specialty mortgage servicer based in Phoenix, Arizona. Upon closing, the assets acquired and the liabilities assumed of Marix were recorded at their respective fair values. The results of operations of Marix have been included in our consolidated statements of comprehensive income (loss) for periods subsequent to the acquisition.

On July 1, 2011, we acquired GTCS Holdings LLC, or Green Tree. Headquartered in St. Paul, Minnesota, Green Tree is a fee-based business services company that provides high-touch third-party servicing for credit-sensitive consumer loans in diverse asset classes including residential mortgage, manufactured housing and consumer installment loans. Through the acquisition of Green Tree, we have increased our ability to provide specialty servicing and generate recurring fee-for-services revenues from a capital-efficient platform and have diversified our revenue streams with Green Tree’s complimentary businesses. As a result of the acquisition of Green Tree, we added 1,955 employees and 27 offices in 22 states, significantly expanding our footprint across the U.S. Upon closing, the assets acquired and the liabilities assumed of Green Tree were recorded at their respective fair values. The results of operations of Green Tree have been included in our consolidated statements of comprehensive income (loss) for the period subsequent to the acquisition.

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

The Green Tree acquisition caused us to no longer qualify as a REIT and, accordingly, effective January 1, 2011, we became taxed as a C corporation subject to U.S. federal income tax.

On October 19, 2012, we entered into a joint bidding arrangement with Ocwen Loan Servicing LLC, or Ocwen, to jointly bid on the mortgage servicing rights, or MSR, and the loan originations and capital market platforms of Residential Capital LLC, or ResCap. On October 24, 2012, Walter Investment and Ocwen were determined at an auction sponsored by the U.S. Bankruptcy Court to have submitted the highest and best bid to acquire the ResCap assets; and on November 2, 2012, a definitive agreement was entered into pursuant to which we would purchase all of ResCap’s Federal National Mortgage Association, or Fannie Mae, MSRs, along with ResCap’s originations and capital markets platforms. On January 31, 2013, we closed on the ResCap acquisition.

On November 1, 2012, we acquired Reverse Mortgage Solutions, Inc., or RMS. Based in Spring, Texas, RMS provides a full suite of services to the reverse mortgage sector, including servicing, sub-servicing, loan origination and securitization, and related technology. As a result of the RMS acquisition, we added 330 employees and four offices in three states. Upon closing, the assets acquired and the liabilities assumed of RMS were recorded at their respective fair values. The results of operations of RMS have been included in our consolidated statements of comprehensive income (loss) for the period subsequent to the acquisition.

On December 31, 2012, we agreed to acquire all of the outstanding shares of Security One Lending, or S1L. Based in San Diego, California, S1L is a retail and wholesale reverse mortgage loan originator that has a long-standing relationship with RMS. An economic closing occurred on December 31, 2012. An economic closing is defined as the date that we obtained effective control over S1L. We anticipate the legal closing to occur no later than April 30, 2013. As a result of the S1L acquisition, we will add approximately 500 employees and 60 offices in 25 states. Upon the economic closing, the assets acquired and the liabilities assumed of S1L were recorded at their respective fair values. The results of operations of S1L will be included in our consolidated statements of comprehensive income (loss) for the period subsequent to the economic closing.

The Green Tree and RMS acquisitions significantly increased the size and scope of our business in 2011 and 2012. At December 31, 2012, we employed approximately 3,900 full-time equivalent employees and serviced a portfolio of approximately 1.0 million accounts with an unpaid principal balance of $90.1 billion. This compares to approximately 2,600 full-time equivalent employees and approximately 1.0 million accounts with an unpaid principal balance of $86.0 billion at December 31, 2011 and 350 full-time equivalent employees and approximately 40,000 accounts with $3.2 billion in unpaid principal at December 31, 2010.

We now manage our Company in five primary reportable segments: Servicing; Asset Receivables Management, or ARM; Insurance; Loans and Residuals; and Reverse Mortgage. Refer to the Business Segment Results section under Item 7. “Management’s Discussion and Analysis of Financial Condition” for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments is provided below:

Servicing — Our Servicing business segment consists of operations that perform servicing for third-party investors in forward residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts, which is reported in the Other segment. We perform servicing operations for various clients, the most significant of which are institutions such as Fannie Mae and Bank of America. Our servicing agreements, including those with government-sponsored entities (e.g. Fannie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac) and government entities (e.g. the Government National Mortgage Association, or GNMA) can be terminated without cause. A material portion of our servicing business is conducted with GSEs. For substantially all of our servicing agreements, termination without cause is subject to a termination fee payable to us upon termination and transferring of servicing.

ARM — Our ARM business segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through our insurance agency for a commission.

Loans and Residuals — Our Loans and Residuals business segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential mortgage loan portfolio and real estate owned, all of which are associated with forward loans.

Reverse Mortgage — Our Reverse Mortgage business segment includes originations, aggregation and securitization activities and operations that perform servicing for third-party investors in reverse mortgage loans and other ancillary services for the reverse mortgage market. The Reverse Mortgage business also includes the assets and liabilities related to a portfolio of Home Equity Conversion Mortgages, or HECM, reverse mortgages.

Throughout this Annual Report on Form 10-K, references to “residential loans” refer to residential mortgage loans, including forward and reverse mortgage loans, and residential retail installment agreements, which include manufactured housing loans, and references to “borrowers” refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements.

Additional business segment disclosures required by Item 1 are incorporated by reference to Note 22 in the Notes to Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K.

Market Opportunity and Strategy

Due to increased delinquencies and foreclosures during the recent recession, traditional large owners and servicers of residential mortgage assets, such as the GSEs, large banks and securitization trusts experienced increased servicing volume and complexity, often exceeding in-house capacity or capabilities. These traditional servicers have been unable to effectively service increased balances of delinquent loans, resulting in the need to service troubled first and second lien mortgage assets through third-party specialized servicers offering high-touch servicing strategies. We believe that lessons learned in the economic downturn are leading to a secular shift in the market as credit risk owners and other key constituents, such as monoline insurers, regulators and rating agencies, demand permanent, specialized servicing for higher risk loans. Our businesses have a long history of providing borrower-centric, high-touch servicing and are well positioned to continue to benefit from this secular shift.

As important as providing best-in-class service, however, is the ability to meet and quickly adapt to the ever changing landscape of regulatory requirements imposed by numerous federal, state and local authorities that oversee our business. We have a demonstrated history of being compliant with these regulations, which we believe provides us with an advantage over our competitors.

In addition, we seek to leverage our core servicing business and customer base to provide complementary services. These complementary business lines include:

•	Asset Receivables Management: performs collections of delinquent balances on loans serviced for third parties after they have been charged off.

•	Insurance Agency: acts as a nationwide agent of primarily property and casualty insurance products for both lender-placed and voluntary insurance coverage.

•	Loan Originations: facilitates refinancings as a retention and recapture solution for loans we service.

We are currently actively pursuing a number of opportunities to grow our business through multiple channels such as adding subservicing contracts to our portfolios through: one time transfers and flow agreements; the acquisition of MSRs and servicing platforms; and acquisitions of businesses that are complementary to our historical platform (e.g., reverse mortgages). We are also pursuing opportunities to grow our originations business. We regularly explore such opportunities in the ordinary course of our business, both alone and with potential joint venture partners, and believe there are significant opportunities to acquire such assets. We refer to opportunities or potential opportunities in the market for products, platforms and businesses within our strategic profile that we have identified as targets as our “pipeline”. Our pipeline of potential transactions includes MSR acquisitions, subservicing contracts, assets and stock purchases, and joint venture arrangements, including those that involve assets and platforms that are originating new loans and MSRs. In the event we are successful in any such activities, it is likely that we will assume certain liabilities in connection with the acquisitions which could reduce the purchase price based on our valuation of such liabilities (which valuation is subject to our judgment and could differ from actual experience).

The following is a summary of our recent activities to expand and grow our business:

•

In October 2012, we closed on a registered underwritten public offering of $290.0 million aggregate principal amount of 4.50% convertible senior subordinated notes, or the Convertible Notes, and with the funds, repaid and terminated our existing higher-cost $265.0 million second lien term loan.

•	In October 2012, we closed on a registered underwritten public offering of 6,900,000 shares of our common stock at a price of $42.00 per share, raising net proceeds of $276.1 million.

•

In November 2012, we refinanced our $500.0 million first lien term loan facility with a $700.0 million senior secured term loan, or the Secured Term Loan, and refinanced our $90.0 million revolving credit facility with a $125.0 million senior secured revolving credit facility, or the Secured Revolving Facility.

•	In November 2012, we purchased RMS for cash of $95.0 million and common stock for total consideration of $136.3 million.

•

In the fourth quarter of 2012, we began originating Fannie Mae loans. Initially, the focus was on recapturing loans that were prepaying and refinancing borrowers into lower cost loans as a loss mitigation technique. This helps reduce runoff on our existing mortgage servicing portfolio to the extent we are successful.

•

In December 2012, we agreed to purchase S1L for cash of $20.0 million and a contingent payout of up to $11.0 million. We obtained effective control over S1L through an economic closing on December 31, 2012, with the legal closing to occur no later than April 30, 2013.

•

In January 2013, we closed on our acquisition of ResCap for total preliminary consideration of $492.0 million. At closing, the Fannie Mae MSRs related to a portfolio of residential mortgage loans with an unpaid principal balance of approximately $44.0 billion. In conjunction with our acquisition of the ResCap loan originations and capital market platforms, we have significantly grown our originations business, including the addition of other products and channels, providing another source of revenues and servicing volume.

•

In January 2013, we completed the arrangement of an incremental $825 million facility, or the Incremental Secured Credit Facility, to our existing $700 million Secured Term Loan maturing on November 28, 2017.

•

In January 2013, we purchased the residential mortgage servicing platform, including certain servicing related technology assets, of MetLife Bank, N.A. located in Irving, Texas for total consideration of $1.0 million.

•

In January 2013, we purchased Fannie Mae MSRs, including related servicer advances, from Bank of America, N.A. for total consideration of $495.7 million. At closing, the Fannie Mae MSRs related to a portfolio of residential mortgage loans with an unpaid principal balance of approximately $84.4 billion.

•

In February 2013, we entered into an agreement to acquire the correspondent lending and wholesale broker businesses of Ally Bank. Upon the March 1, 2013 closing of the transaction, we employed approximately 300 of the correspondent lending and wholesale broker businesses’ employees.

Laws and Regulations

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

•

the Truth in Lending Act, or TILA, and Regulation Z, which regulated mortgage loan origination activities, require certain disclosures be made to mortgagors regarding terms of mortgage financing and regulate certain mortgage servicing activities;

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

•

the Real Estate Settlement Procedures Act, or RESPA, which governs certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, transfers, lender-placed insurance, loss mitigation, error resolution, and other customer communications;

•	Regulation AB under the Securities Act, which requires registration, reporting and disclosure for mortgage-backed securities; and

•	the Dodd-Frank Act, which, among other things, created the CFPB.

The CFPB directly impacts the regulation of residential mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA, RESPA and the FDCPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.

Title XIV of the Dodd-Frank Act imposes a number of additional requirements on servicers of residential mortgage loans by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by the Dodd-Frank Act and could lead to an increase in lawsuits against mortgage servicers. Like other parts of the Dodd-Frank Act, Title XIV generally requires that implementing regulations be issued before many of its provisions become effective. Therefore, several of these provisions in the Title XIV will not be effective until 2013 or early 2014. On January 17, 2013, the CFPB issued final rules amending TILA and RESPA to implement certain mortgage servicing standards set forth by the Dodd-Frank Act and to address other issues identified by the CFPB. When fully implemented, the Title XIV will prevent or limit servicers of residential mortgage loans from taking certain actions that are typically taken today (e.g. the charging of certain fees) and will impose new requirements that are not currently required, in each case either increasing costs and risks related to servicing or reducing revenues currently generated.

We expect to incur ongoing operational and system costs in order to prepare for compliance with these new laws and regulations. Furthermore, there may be additional federal or states laws enacted during this period that place additional obligations on servicers of residential loans.

We are also subject to licensing and regulation as a mortgage service provider and debt collector, insurance agency, and loan originator throughout the U.S. We are subject to audits and examinations conducted by the states. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices regarding our loan servicing, debt collection, loan origination and insurance agency business activities. We incur significant ongoing costs to comply with these governmental regulations.

Competition

We compete with several third-party providers for servicing opportunities, including large financial institutions, as well as non-bank servicers. Our competitive position in the consumer loan servicing business is largely determined by our ability to differentiate ourselves from other third-party servicers through our high-touch servicing model, our significant expertise in the consumer loan servicing business, our continued compliance with a complex matrix of local, state and federal regulatory requirements, and our demonstrated history of responsiveness to the ever changing demands of industry regulators.

The reverse mortgage market today is dominated primarily by independent non-bank originators and servicers. We compete with several third-party providers for origination and servicing opportunities including other independent non-bank originators and servicers. Our competitive position in the reverse mortgage sector is largely determined by our ability to differentiate ourselves from other third-party originators and servicers through our technology, compliance and responsiveness to the demands of the industry regulators. Additional discussion of competition as it relates to our primary businesses appears in Item 1A. Risk Factors.

Subsidiaries

For a listing of our subsidiaries, refer to Exhibit 21 of this Annual Report on Form 10-K.

Employees

As of December 31, 2012, we employed approximately 3,900 full-time equivalent employees, all of which were in the U.S. We believe we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that we will continue to be successful. None of our employees is a party to any collective bargaining agreements. We consider our relationship with our employees to be good.

Available Information, Code of Conduct and Ethics

Our website can be found at www.walterinvestment.com. We make available, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, through the investor relations section of our website, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. We also make available, free of charge, access to our Corporate Governance Guidelines, charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Corporate Governance Committee, and our Code of Conduct and Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we intend to disclose on our website any amendment to, or waiver from, the Code of Conduct as required by law. In addition, our website includes information concerning certain purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined by SEC Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Annual Report on Form 10-K.

Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607, Attn: Investor Relations, telephone (813) 421-7694.

ITEM 1A.    RISK FACTORS

You should carefully review and consider the risks described below. If any of the risks described below should occur, our business, prospects, financial condition, cash flows, liquidity, results of operations, and our ability to pay dividends to our stockholders could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose some or all of your investment in our common stock. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us. Additional risks and uncertainties of which we are currently unaware, or that we currently deem to be immaterial, also may become important factors that adversely impact us. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Risks Related to Our Industry

The business in which we engage is complex and heavily regulated, and changes in the regulatory environment affecting our business, could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Federal or state regulation and oversight of our business activities may result in increased costs and potential penalties and litigation and could limit or prevent us from operating our business in some or all of the states in which we currently operate or may reduce the revenues that we receive from our business.

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

The CFPB is becoming more active in its monitoring of the mortgage origination and servicing sectors. New rules and regulations and/or more stringent enforcement of existing rules and regulations by the CFPB could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

The CFPB, a federal agency established pursuant to the Dodd-Frank Act, officially began operation on July 21, 2011. The CFPB is charged, in part, with enforcing laws involving consumer financial products and services, including mortgage finance and servicing and reverse mortgages, and is empowered with examination and rulemaking authority. While the full scope of CFPB’s rulemaking and regulatory agenda relating to the mortgage servicing industry is unclear, it is apparent that the CFPB has taken a very active role.

The Dodd-Frank Act establishes new standards and practices for mortgage originators, another potential growth area for our business, including determining prospective borrower’s abilities to repay their mortgages, removing incentives for higher cost mortgages, prohibiting prepayment penalties for nonqualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Final regulations regarding such “ability to repay” and other standards and practices were adopted by the CFPB on January 10, 2013 and take effect on January 10, 2014. In addition, our ability to enter into asset-backed securities transactions in the future may be impacted by the Dodd-Frank Act and other proposed reforms related thereto, the effect of which on the asset-backed securities market is currently uncertain.

On January 17, 2013, the CFPB issued final rules amending Regulation X, which implements the Real Estate Settlement Procedures Act, and Regulation Z, which implements the Truth in Lending Act. These final rules implement provisions of the Dodd-Frank Act regarding mortgage loan servicing. Specifically, the final rule pertaining to Regulation X addresses servicers’ obligations to correct errors asserted by mortgage loan borrowers and to provide certain information requested by such borrowers and to provide protections to such borrowers in connection with force-placed insurance. In addition, this final rule addresses servicers’ obligations to, among other things, establish reasonable policies and procedures and provide information about mortgage loss mitigation options to delinquent borrowers. The final rule pertaining to Regulation Z, among other things, amends current rules governing the scope, timing, content and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions and establishes certain requirements relating to billing statements, payment crediting and the provision of payoff statements. These rules take effect on January 10, 2014.

On February 11, 2013, the CFPB issued guidance to mortgage servicers to address potential risks to customers that may arise in connection with transfers of servicing. Walter Investment has acquired significant servicing and subservicing rights from other servicers during 2012 and the first quarter of 2013 and additional acquisitions of varying sizes are likely to continue. It is the transfer of these acquired servicing rights from the former owner/servicer to the new servicer that is the subject of the CFPB’s bulletin. The CFPB notes that there are a number of laws applicable to such transfers, including, without limitation, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and prohibitions on unfair, deceptive, or abusive acts or practices. According to the CFPB, if a servicer is determined to have engaged in any acts or practices that are unfair, deceptive, or abusive, or that otherwise violate federal consumer financial laws and regulations, the CFPB will take appropriate supervisory and enforcement actions to address violations and seek all appropriate corrective measures, including remediation of harm to consumers. In light of the significant amount of transfers that the Company has undertaken recently, we may receive additional scrutiny from the CFPB and such scrutiny may result in some or all of the types of actions described above being imposed upon our business.

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

In January 2011, the Federal Housing Finance Agency directed Fannie Mae and Freddie Mac to develop a joint initiative to consider alternatives for future mortgage servicing structures and compensation. Under this proposal, the GSEs are considering potential structures in which the minimum service fee would be reduced or eliminated altogether. This would provide mortgage bankers with the ability to either sell all or a portion of the retained servicing fee for cash up front, or retain an excess servicing fee. While the proposal provides additional flexibility in managing liquidity and capital requirements, it is unclear how the various options might impact mortgage-backed security pricing and the related pricing of excess servicing fees. The GSEs are also considering different pricing options for non-performing loans to better align servicer incentives with mortgage-backed securities investors and provide the loan guarantor the ability to transfer non-performing servicing. The Federal Housing Finance Agency has indicated that any change in the servicing compensation structure would be prospective and the changes, if implemented, could have a significant impact on the entire mortgage industry and on the results of operations and cash flows of our mortgage business.

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

On February 28, 2013, the consent orders for 13 of the 14 servicers were amended to memorialize an agreement that had been reached in January 2013 with the Office of the Comptroller of the Currency and the Federal Reserve Board to provide $9.3 billion in payments and other assistance to borrowers. The amount includes $3.6 billion in cash payments and $5.7 billion in other assistance to borrowers such as loan modifications and forgiveness of deficiency judgments. Borrowers covered by the amendments include 4.2 million people whose homes were in any stage of the foreclosure process in 2009 or 2010 and whose mortgages were serviced by one of the servicers subject to the amended consent orders. Eligible borrowers are expected to receive compensation ranging from hundreds of dollars up to $125,000, depending on the type of possible servicer error. These borrowers are not required to take any additional steps to receive the payments, nor are they required to execute a waiver of any legal claims they may have against their servicer as a condition for receiving payment. In providing the $5.7 billion in assistance, the 13 servicers are expected to undertake well-structured loss mitigation efforts focused on foreclosure prevention, with preference given to activities designed to keep borrowers in their homes.

Although we are neither a direct party to these consent orders nor a banking organization, we have become subject to certain aspects of the consent orders to the extent (i) we subservice loans for the servicers that are parties to the consent orders; (ii) our investors require that we comply with certain aspects of the consent orders; or (iii) we otherwise find it prudent to comply with certain aspects of the consent orders. In addition, the practices set forth in such enforcement consent orders may be adopted by the industry as a whole, requiring us to comply with them in order to follow standard industry practices as required by our servicing agreements. In addition, in connection with certain of our recent acquisitions, we agreed to certain monitoring of our servicing of these assets which is required under the consent orders. Changes to our servicing practices could increase compliance costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.

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

and Ally Financial, Inc. The settlement, which was approved by the U.S. District Court for the District of Columbia by consent judgments entered on April 5, 2012, provides for, among other things, payments to certain individuals whose homes have been foreclosed upon, the reduction of principal for certain other mortgagors, and the establishment of a broad array of new requirements and restrictions related to the servicing of residential mortgage loans (the “Servicing Standards”). While we are not a party to the settlement, the acquisition of the MSRs from ResCap and certain of our clients each require us to implement some or most of the Servicing Standards when we service loans for them, and we expect current and future clients may require us to do so as well. Should this occur, our cost to service mortgage loans could be increased and our servicing income could be reduced. However, at this time we do not believe such costs will be material.

One of our strategies is to increase our originations and servicing of GSE mortgages (including through acquisitions or third party relationships), which could expose us to additional risks.

One of our strategies is to increase originations of mortgages, as well as servicing of mortgages, that are GSE-backed mortgages. There are a number of risks that we could be exposed to as we effectuate this strategy:

•

In February 2012, the Federal Housing Finance Agency issued a report to Congress outlining various options for long-term reform of Fannie Mae and Freddie Mac. These options involve gradually reducing the role of Fannie Mae and Freddie Mac in the mortgage market and ultimately winding down both institutions such that the private sector provides the majority of mortgage credit. We believe, these options are likely to result in higher mortgage rates in the future, which could have a negative impact on the mortgage origination business and on mortgage servicing.

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

•

In connection with loans that we originate, we expect to generally sell or securitize such loans to finance our future operations. In connection with the sale of mortgage loans, originators must make various representations and warranties concerning such loans that, if breached, require the originator to repurchase such loans or indemnify the purchaser of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and GSEs underwriting guidelines in connection with the origination of the loan. The aggregate unpaid principal balance of loans sold or serviced by us (or the UPB of certain portfolios that we may buy in future acquisitions) represents the maximum potential exposure related to loan repurchase and indemnification claims, including claims for breach of representation and warranty provisions. Due, in part, to elevated mortgage payment delinquency rates and declining housing prices, originators have experienced, and may in the future continue to experience, an increase in loan repurchase and indemnification claims due to actual or alleged breaches of representations and warranties in connection with the sale or servicing of mortgage loans. The estimation of our loan repurchase and indemnification liability is subjective and based upon our projections of the future incidence of loan repurchase and indemnification claims, as well as loss severities. Given these trends, losses incurred in connection with such actual or projected loan repurchase and indemnification claims may be in excess of our estimates (including our estimate of liabilities we will assume in an acquisition and factor into our purchase price), and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchase and indemnification claims in the future. Accordingly, increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial position, results of operations or cash flows.

Lender-placed insurance is under increased scrutiny by regulators and, in the event changes are made to current practices, it could result in damages and/or reduced income from commissions for the Green Tree insurance business and/or material changes to the revenues derived from our historical insurance business.

Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance to protect the collateral and passes the premium onto the borrower. Walter Investment’s historical practice had been to place the coverage with a third-party carrier which, in turn, reinsured some of the exposure with WIRC, our wholly-owned subsidiary. This practice ended effective December 31, 2011. Green Tree’s insurance agency acts as an agent for this purpose by placing the insurance coverage with a third-party carrier and for which the agency earns a commission. Both practices have come under the scrutiny of regulators. On January 17, 2013, the CFPB issued final rules relating to mortgage servicing which include certain requirements related to lender-placed insurance. The rules do not restrict or prohibit a servicer from using an insurance agency affiliate to place insurance coverage or the earning of commission income by the insurance agency. On February 11, 2013, the Federal Housing Finance Agency announced a decision to block Fannie Mae’s previously announced lender-placed insurance rules. We cannot be certain that Green Tree’s practice will not be restricted or even prohibited by state regulators. Should this occur, the revenues from our insurance businesses could be significantly reduced or eliminated.

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

In addition, the U.S. government, through the Federal Housing Administration (“FHA”), the Federal Deposit Insurance Corporation, and the U.S. Department of the Treasury (“Treasury”), has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage foreclosures, such as the Hope for Homeowners program (permitting certain distressed borrowers to refinance their mortgages into FHA insured loans), and the Secured Lien Program (involving, among other things, the modification of first-lien and second-lien mortgages to reduce the principal amount or the interest rate of loans or to extend the payment terms). Green Tree and Marix are HAMP-approved servicers and would be affected by any changes to HAMP rules. Moreover, certain mortgage lenders and servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan-modification programs relating to loans they hold or service. Moreover, state and federal regulators are believed to be considering new regulations relating to lender-placed insurance which could reduce the amount of insurance commission earned by the Green Tree insurance agency, or adversely impact our self insurance of our legacy insurance program. These loan-modification programs, future federal, state and local legislative or regulatory actions that result in modification of outstanding loans acquired by us, changes imposed on our insurance businesses as well as changes in the requirements to qualify for refinancing with or selling to Fannie Mae, GNMA, or Freddie Mac may adversely affect the value of, and the returns on, such residential mortgage loans, insurance businesses and the potential growth of our business.

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

Changes to government mortgage modification programs could adversely affect future incremental revenues.

Under HAMP, HARP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. While we participate in and dedicate numerous resources to HAMP and HARP, we may not continue to participate in or realize future revenues from HAMP, HARP or any other government mortgage modification program. Changes in legislation or regulation regarding such programs that result in the modification of outstanding mortgage loans and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase the expense of our participation in such programs. Changes in government loan modification programs could also result in an increase to our costs.

HAMP and HARP are scheduled to expire on December 31, 2013. A bill was introduced in the U.S. Senate on February 7, 2013 to extend HARP through 2014, although the bill also removes barriers to competition, which will open HARP availability on loans we service to our competitors. If these programs are not extended, or they are extended but competition is increased, this could decrease our revenues, which would adversely affect our business, financial condition and results of operations.

Our business would be adversely affected if we lose our licenses.

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage servicing companies and mortgage originations companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage originations company or third party debt collector, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local regulations. We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. The states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could adversely affect our business, financial condition and results of operations.

Difficult conditions in the mortgage and real estate markets, financial markets and the economy generally may cause us to incur losses on our portfolio or otherwise to be unsuccessful in our business strategies. A prolonged economic slowdown, recession, period of declining real estate values or sustained high unemployment could materially and adversely affect us.

The implementation of our business strategies may be materially affected by conditions in the mortgage and housing markets, the financial markets, and the economy generally. Continuing concerns over unemployment, inflation, energy and health care costs, geopolitical issues, including political unrest in the Middle East and the possibility of credit defaults by several European countries, the availability and cost of credit, the mortgage market and the real estate market, and other factors have contributed to increased volatility and diminished expectations for the economy and markets going forward. The risks associated with our servicing business and any investments we may make will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values or sustained unemployment. A weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations. In this event we may incur losses on our investment portfolio because the value of any collateral we foreclose upon may be insufficient to cover the full amount of our investment or may take a significant amount of time to realize. In addition, the aforementioned circumstance may adversely affect the third-party servicing performed by Green Tree and any businesses or platforms that we have acquired or we may acquire, including our receipt of servicing incentive fee compensation and the timing, amount and reimbursement of servicing advances made by us, and may further adversely affect or prolong our ability to successfully integrate Green Tree or to bring Marix into profitability.

Continued weakness in the mortgage and residential real estate markets could negatively affect our results of operations and financial condition, including causing credit and market value losses related to our holdings that could cause us to take charges and/or add to our allowance for loan losses in amounts that may be material.

The residential mortgage market in the United States has experienced significant levels of defaults, credit losses, and liquidity instability in recent years. These factors have impacted investor perception of the risks associated with the residential loans that we own. Continued or increased deterioration in the residential loan market may adversely affect the performance and market value of our current investments. Deterioration in home prices or the value of our portfolio could require us to take charges, or add to our allowance for loan losses, either or both of which may be material. The residential loan market also has been severely affected by changes in the lending landscape and there is no assurance that these conditions have stabilized or will not worsen.

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

Risks Related to Our Business

As the Company continues to grow in size, we may be subject to greater scrutiny by state and federal regulators than previously experienced by our Company.

As described under “Risks Related to Our Industry” above, as a result of the high residential mortgage foreclosure rate in general and reports of improper servicing practices by some mortgage servicers in particular, the mortgage servicing industry has been under increased scrutiny from state and federal regulators and other authorities. This scrutiny is more likely to target larger servicing organizations. See for example the risk factor related to the Federal Government/State Attorneys General of all 50 states having targeted five of the largest banks in the U.S. for review and reform of their servicing practices. Similarly, in November 2010 the Federal Trade Commission (“FTC”) issued subpoenas to an unknown number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ operations. In January 2012, Green Tree and a number of banks and mortgage servicers received subpoenas from the New York State Department of Financial Services relating to their lender-placed insurance practices. And in September 2012, the CFPB issued civil investigative demands to a number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ operations. Previously, the Company would not likely have received such requests for information. Also, as noted previously in this section, due to the large number of transfers of loans that we have undertaken, we will likely be subject to greater scrutiny by the CFPB. We cannot guarantee that any such investigations will not reveal violations of law or regulation that may adversely affect our business. Moreover, as a significantly larger company, the combined business is more likely to be investigated and we cannot assure you that such investigations would not reveal any improprieties in our past or present operations or those of the acquired businesses.

Certain aspects of our business are subject to factors that are beyond our control and/or not predictable with any degree of certainty. This unpredictability may adversely affect our projections, business plans, cash flows and business strategies in material ways.

We believe that there is a secular shift in mortgage servicing that is underway pursuant to which mortgage servicing currently performed by the largest banks is or will be shifted to specialized servicers like the Company. Such a shift for existing servicing business, however, is largely dependent upon the willingness and ability of the parties to transfer servicing rights. We cannot be certain that this shift will continue, nor do we have any control over the scope and/or timing of the parties’ efforts to transfer servicing. As a result, while we might receive assurances from our customers that new business may be coming to us, unless and until our customers secure the corresponding servicing rights and transfer the business, we cannot be certain that the new business will be consummated or that the volumes will correspond to previous assurances. In addition, some of our contracts contain periodic performance payments that are determined by formulas and/or are tied to the performance of our competitors. Inasmuch as we have little or no insight into the performance of our competitors in order that we might predict the ultimate payout of these incentives, it is difficult, if not impossible in some instances to predict with any certainty what the payout (if any) of the incentive payments will be. On December 18, 2012, the FHA announced a moratorium on its HECM Standard fixed rate product. At the time this was the most popular form of reverse mortgage for customers. In addition, the FHA has stated that it intends to establish guidelines for conducting financial assessments of borrowers, and create escrow to pay for taxes and insurance. When these changes will go into effect and how they and the moratorium on HECM Standard fixed rate loans will affect our business is not clear at this time. This unpredictability of revenues may adversely affect our projections, business plans, cash flows and business strategies in material ways.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

We have substantial levels of indebtedness. On July 1, 2011, we entered into a $500 million first lien senior secured term loan (the “First Lien Senior Secured Term Loan”) and a $265 million second lien senior secured term loan (the “Second Lien Senior Secured Term Loan”) to partially fund the acquisition of Green Tree. Also on July 1, 2011, we entered into a $45 million senior secured revolving credit facility (the “Revolver” and together with the First Lien Senior Secured Term Loan, the “First Lien Facility”), which was amended on July 17, 2012 to increase the commitment amount thereunder to $90 million and to permit additional incremental revolving commitments of $10 million. On October 23, 2012, we repaid in full the Second Lien Senior Secured Term Loan with proceeds from the Convertible Notes offering. On November 28, 2012, we refinanced the First Lien Senior Secured Term Loan with our Secured Credit Facility, consisting of a $700.0 million Secured Term Loan and the $125 million Secured Revolving Facility. Our obligations under the Secured Credit Facility are guaranteed by substantially all of our domestic subsidiaries and are secured by substantially all of our and the guarantors’ assets. On January 31, 2013, we entered into an Incremental Amendment to our Secured Credit Agreement and drew the full amount under our $825.0 million Incremental Secured Credit Facility.

As of December 31, 2012, we had approximately $1.3 billion of indebtedness outstanding, most of which was secured, including total outstanding indebtedness under the Secured Credit Facility and 4.5% convertible senior subordinated notes of $691.3 million and $290.0 million, respectively.

As of December 31, 2012, after giving effect to the incurrence of indebtedness under the Incremental Secured Facility, our total indebtedness would have been approximately $2.2 billion, most of which was secured.

All of these amounts of indebtedness exclude (i) intercompany indebtedness, (ii) guarantees under our Secured Credit Facility and the Incremental Secured Credit Facility and (iii) mortgage-backed and asset-backed notes and a variable funding loan facility, both of which are non-recourse to us and our subsidiaries.

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

We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our Secured Credit Agreement which restrictions may change if we repay or refinance the indebtedness under the Secured Credit Agreement and the Incremental Secured Facility. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

In addition, we conduct some of our operations through our subsidiaries and may conduct some activities through joint ventures. Accordingly, repayment of our indebtedness is also dependent on the generation of cash flow by our subsidiaries and could depend on the generation of cash flow by joint venture partners and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries or other ventures may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary and each joint venture would be a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and such entities. As an equity investor in our subsidiaries and any future joint ventures, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries or any future joint ventures, our claims may still be subordinate to any security interest in or other lien on the assets and to any of their debt or other obligations that are senior to our claims.

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

Our Secured Credit Agreement, including our Incremental Secured Credit Facility, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries’ ability to, among other things:

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

Under our Secured Credit Agreement, we are required to satisfy and maintain specified financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and there can be no assurance we will continue to meet those covenants. A breach of any of these covenants could result in a default under our Secured Credit Agreement. Upon the occurrence of an event of default under these agreements, the lenders thereunder could elect to declare all amounts outstanding under the Secured Credit Agreement to be immediately due and payable and to terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Secured Credit Agreement could proceed against the collateral granted to them to secure such indebtedness. If the lenders under the Secured Credit Agreement were to demand immediate repayment of the amounts outstanding thereunder, there can be no assurance there we will have sufficient assets to repay amounts due under the Secured Credit Agreement and our other indebtedness.

We may incur additional debt in connection with pending or future potential acquisitions and other pipeline transactions which would increase the risks described above.

We recently refinanced our First Lien Facility through new debt financing that reduces our interest costs and also permits us to incur additional incremental debt and warehouse debt and purchase additional MSRs and related assets. On January 31, 2013, we incurred additional incremental debt under our Incremental Secured

Credit Facility in an amount of $825.0 million. We may incur more additional indebtedness or assume additional indebtedness in connection with pending or future potential acquisitions and other pipeline transactions. Any such indebtedness could increase our leverage and the risks we face from indebtedness described above.

Changes in interest rates could lead to increased prepayment rates, which could materially and adversely affect the value of our mortgage servicing rights and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Changes in interest rates are a key driver of the performance of our servicing segment, particularly with respect to portfolios consisting primarily of MSRs related to prime loans, as the values of our MSRs are highly sensitive to changes in interest rates. Historically, the value of MSRs have increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and have decreased when interest rates decline as lower interest rates lead to increased prepayment rates. From time to time we may use various derivative financial instruments to provide a level of protection against such interest rate risk. However, no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. See “Failure to hedge effectively against interest rate changes may adversely affect results of operations.” As a result, substantial volatility in interest rates materially affects our servicing segment, as well as our consolidated financial position, results of operations and cash flows.

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

A key component of our strategy is to increase our servicing business. We have grown this business rapidly over the past several years, due to additions of subservicing contracts, acquisitions of servicing portfolios and our acquisition of Green Tree, and we intend to continue to grow our portfolio through similar actions. This strategy creates a number of risks for us:

•

Other mortgage servicers have suffered operational deficiencies and, in rare instances company failures, due to the operational risks associated with servicing mortgages and/or a rapid expansion. Deficiencies in other servicers have included deterioration in operating margins due to increased costs, deterioration in servicing metrics (e.g., delinquency rates, call center metrics, account reconciliations or investor reporting), which, if they were to occur to us, could adversely affect our results of operations, and could also lead to potential violations of governmental regulations followed by enforcement penalties and fines.

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

We might not be able to maintain or grow our business if we cannot identify and acquire MSRs or enter into additional subservicing agreements on favorable terms.

Our servicing portfolio is subject to “run-off,” meaning that mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the rights to service additional residential loans. We believe there are significant business opportunities in our business development “pipeline” of potential transactions. However, we may not be able to acquire servicing rights or enter into additional subservicing agreements on terms favorable to us, nor do we control the decision to transfer servicing to us. In determining the purchase price for both servicing rights and subservicing, management makes certain assumptions, many of which are beyond our control, including, among other things:

•	origination vintage and geography;

•	loan to value ratio;

•	stratification of Fair Isaac Corporation, (“FICO”) scores;

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	incentive and ancillary fee income; and

•	amounts of future servicing advances.

As a result, we may not be successful in completing acquisitions or may overpay or not realize anticipated benefits of acquisitions in our business development pipeline. We may not realize all of the anticipated benefits of our recent acquisitions or potential future acquisitions or joint venture investments, which could adversely affect our business, financial condition and results of operations.

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

The owners of certain loans we service or subservice, may, under certain circumstances, terminate our MSRs or subservicing contracts, respectively.

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

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage servicing companies and mortgage origination companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage origination company, debt collection agency or third-party default specialist, as applicable, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with whom we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.

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

Technology failures or cyber-attacks against us or our vendors could damage our business operations and reputation, increase our costs, and result in significant third-party liability.

The financial services industry as a whole is characterized by rapidly changing technologies. System disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion (cyber-attack), computer viruses and disabling devices, natural disasters and other similar events, may interrupt or delay our ability to provide services to our borrowers. Security breaches, acts of vandalism and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third-party liability, and this could adversely affect our business, financial condition or results of operations.

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

In the ordinary course of our business, we receive and store certain confidential nonpublic information concerning borrowers including names, addresses, social security numbers and other confidential information. Additionally, we enter into third-party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. Although we have put in place a comprehensive information security program that we monitor and update as needed, if a third party were to compromise or breach our security measures or those of the vendors, through electronic, physical or other means, and misappropriate such information, it could cause interruptions in our operations, expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation. Significant damage to our reputation or the reputation of our clients, could negatively impact our ability to attract or retain clients. Any of the foregoing risks could adversely affect our business, financial condition or results of operations.

While we have obtained insurance to cover us against certain cyber security risks and information theft, there can be no guarantee that all losses will be covered or that the insurance limits will be sufficient to cover such losses.

We have obtained insurance coverage that protects us against losses from unauthorized penetration of company technology systems, employee theft of customer and/or company private information, and company liability for third-party vendors who mishandle company information. This insurance includes coverage for third-party losses as well as costs incidental to a breach of company systems such as notification, credit monitoring and ID theft resolution services. However, there can be no guarantee that every potential loss due to cyber attack or theft of information has been insured against, nor that the limits of the insurance we have acquired will be sufficient to cover all such losses.

Legal proceedings and related costs may increase and could adversely affect our financial results.

We are routinely involved in legal proceedings concerning matters that arise in the ordinary course of our business. Our recent acquisitions and other pending or potential future acquisitions may also increase the risk that we will be sued. The outcome of these proceedings may adversely affect our financial results. In addition, a number of participants in our industry have been the subject of class action lawsuits and regulatory actions by states’ attorneys general and federal regulators. Litigation and other proceedings may require that we pay attorneys’ fees, settlement costs, damages, penalties or other charges, which could adversely affect our financial results.

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

Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our MSRs, either of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Changes in and the level of interest rates are key drivers of our mortgage loan originations and mortgage loan refinancing activity, in particular. The level of interest rates is significantly affected by monetary and related policies of the federal government, its agencies and GSEs, which are particularly affected by the policies of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) that regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies, including initiatives to stabilize the U.S. housing market and to stimulate overall economic growth, affect the size of the mortgage loan origination market, the pricing of our interest-earning assets and the cost of our interest-bearing liabilities. Changes in any of these policies are beyond our control, difficult to predict, particularly in the current economic environment, and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Historically, rising interest rates have generally been associated with a lower volume of loan originations and lower pricing margins due to a disincentive for borrowers to refinance at a higher interest rate, while falling interest rates have generally been associated with higher loan originations and higher pricing margins, due to an incentive for borrowers to refinance at a lower interest rate. Our ability to generate positive cash flows on mortgage loans is significantly dependent on our level of mortgage loan originations. Accordingly, increases in interest rates could materially and adversely affect our mortgage loan origination volume, which could have a material and adverse effect on our overall business, consolidated financial position, results of operations or cash flows. In addition, changes in interest rates may require us to post additional collateral under certain of our financing arrangements and derivative agreements which could impact our liquidity.

Changes in interest rates are also a key driver of the performance of our mortgage servicing business as the values of our MSRs are highly sensitive to changes in interest rates. Historically, the value of our MSRs have increased when interest rates rise and have decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates, with changes in fair value of our MSRs being included in our consolidated results of operations. Substantial volatility in interest rates materially affects our mortgage servicing business, as well as our consolidated financial position, results of operations and cash flows.

Credit facilities (including term loans and revolving facilities), warehouse facilities, structured financing arrangements, securitizations and other forms of term debt, in addition to transaction or asset-specific financing arrangements that we may use to finance our investments, may contain restrictions, covenants and representations and warranties that restrict our operations or may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

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

Some of our existing securitization trusts contain delinquency and loss triggers that, if exceeded, allocate any excess over-collateralization to paying down the bonds for the securitization at an accelerated pace rather than releasing the excess cash to us. Two of our existing securitizations have exceeded delinquency and cumulative loss rate triggers. Mid-State Capital Corporation 2006-1 Trust (“Trust 2006-1”) exceeded the delinquency and cumulative loss rate triggers and has not provided any excess cash flow to us since January 2008 while Mid-State Capital Corporation 2005-1 Trust (“Trust 2005-1”), exceeded the delinquency rate trigger beginning in September 2012. At December 31, 2012, Trust 2006-1 held mortgage loans with an outstanding principal balance of $160.9 million and a book value of $154.2 million, with collateralized bonds issued by Trust 2006-1 having an outstanding principal balance of $153.1 million. At December 31, 2012, Trust 2005-1 held mortgage loans with an outstanding principal balance of $156.6 million and a book value of $151.2 million, with collateralized bonds issued by Trust 2005-1 having an outstanding principal balance of $138.3 million.

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

We have invested in residential loans that are not liquid. It may be difficult or impossible to obtain third-party pricing on the residential loans that we purchase. Illiquid investments typically experience greater price volatility as a ready market does not exist. In addition, validating third-party pricing for illiquid investments may be more subjective than more liquid investments. The illiquidity of our residential loans may make it difficult for us to sell such residential loans if the need or desire arises. In addition, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our portfolio. As a result, our ability to assess or vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations or financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley” or “SOX”) requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors issue their own opinion on our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Several of our acquisitions, including Green Tree, S1L and RMS were at the time of acquisition private companies and not subject to the requirements of Sarbanes-Oxley as part of the integration process they must be brought into compliance with SOX reporting standards. We may in the future discover areas of internal controls at acquired entities that do not exist or that need improvement. We cannot be certain that we will be successful in establishing or maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective.

We have identified a material weakness in our internal controls over financial reporting. If we do not maintain effective internal controls over financial reporting we could fail to accurately report our financial results, which may materially adversely affect our business and financial condition, as well as the market price of our stock.

We have identified a material weakness in our internal controls over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that there is a material weakness in our controls related to the accounting for significant and unusual transactions as a result of a recent significant increase in acquisitions and a related increase in the volume of complex accounting and transactional activity (for additional discussion of this material weakness see Item 9A).

We have initiated steps to remediate the material weakness described above (see Item 9A). While we believe these steps will improve the effectiveness of our internal control over financial reporting and remediate the material weakness, if our remediation efforts are insufficient to address the material weakness, or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.

It is possible that other control deficiencies could be identified by our management or by our independent auditing firm in the future, or may occur without being identified. The existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate such weakness or deficiency and management may not be able to remediate the same in a timely manner. Any such weakness or deficiency, even if remediated quickly, could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness, materially affect the market price and trading liquidity of our debt instruments, reduce the market value of our common stock and otherwise materially adversely affect our business and financial condition.

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

We regularly explore opportunities to grow our business, including through acquiring companies. Uncertainty about the effect of any such acquisition on the acquired company’s employees may have an adverse effect on us, and consequently the combined business. This uncertainty may impair our ability to retain management and key personnel of the acquired business. Employee retention may be particularly challenging as employees may experience uncertainty about their future roles with the combined business. If key employees of the acquired business depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to continue as employees of the combined business, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the acquisition.

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

Risks Related to our Acquisitions

We may not realize the anticipated benefits of past, pending or potential future acquisitions or joint venture investments, which could adversely affect our business, financial condition and results of operations.

We periodically explore opportunities to grow our business through the acquisition of MSRs and other businesses and assets. Our ability to realize the anticipated benefits of past, pending or potential future acquisitions will depend, in part, on our ability to integrate these acquisitions into our business.

The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. The risks associated with acquisitions and joint venture investments and agreements include, among others:

•	our ability to successfully combine the businesses with those of the Company;

•	whether the combined businesses will perform as expected;

•	the possibility that we paid more than the value we will derive from the acquisitions;

•	the reduction of our cash available for operations and other uses;

•	the disruption to our operations inherent in making numerous acquisitions over a relatively short period of time;

•	the incurrence of significant indebtedness to finance our acquisitions;

•	the assumption of certain known and unknown liabilities of the acquired businesses.

•	uncoordinated market functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	unanticipated liabilities associated with the acquired business, assets or joint venture;

•	additional costs or capital requirements beyond forecasted amounts;

•	lack of expected synergies or failure to realize the anticipated benefits we expect to realize from the acquisition or joint venture;

•	not retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.

The acquisition of businesses also requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. The creation of a joint venture similarly requires integration of systems, procedures and personnel from the participating joint venture partners. These integration processes are complicated and time consuming and can be disruptive to the borrowers of the loans serviced by the acquired business. If the integration process is not conducted successfully and with minimal effect on the subject business and its borrowers, we may not realize the anticipated economic benefits of particular acquisitions within our expected timeframe, and we may lose subservicing business or employees of the acquired business. We may also experience a greater than anticipated loss of business even if the integration process is successful.

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

These risks are increased by the fact that we have acquired several disparate businesses, located across the country in a relatively short period of time. If we are not able to successfully combine the businesses and assets with those of the Company within the anticipated time frame, or at all, the anticipated benefits and cost savings of the Acquisitions may not be realized fully, or at all, or may take longer to realize than expected, the combined businesses and assets may not perform as expected, and the value of our common stock may be adversely affected. It is possible that the integration of the businesses could result in the loss of key employees, both from our business and the acquired businesses, the disruption of each company’s ongoing businesses, unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in the integration of our operations and to realize the anticipated benefits of the acquisition so the combined business performs as expected, include, among other things:

•	combining the companies’ business development and operations;

•	integrating the companies’ technologies and services;

•	harmonizing the companies’ operating practices, employee development and compensation programs, technology platforms, internal controls and other policies, procedures and processes;

•	consolidating the companies’ corporate, administrative and information technology infrastructure;

•	maintaining existing agreements with customers and avoiding delays in entering into new agreements with prospective customers and suppliers;

•	coordinating geographically dispersed organizations; and

•	successfully transferring large volumes of assets.

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

With respect to joint ventures, we may enter into business arrangements or contractual agreements with the expectation of producing certain benefits or results. We cannot be certain that such arrangements will produce the anticipated results, and as a result, we cannot be certain that such joint ventures will perform as expected. If a joint venture or asset or any arrangements we enter into in connection with a joint venture do not perform as expected, we may be required to commit more capital, resources or management time, which may cause us to forgo other business opportunities or impact our financial results.

If we incur additional indebtedness to finance an acquisition or joint venture, the subject business may not be able to generate sufficient cash flow to service that additional indebtedness.

We cannot assure you that future acquisitions or joint ventures will not adversely affect our results of operations and financial condition.

Any joint venture investment could be adversely affected by a lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition or any disputes that may arise between us and our joint venture partners.

Any joint venture investment may involve risks not present in wholly owned investments, including the following:

•

we may not have exclusive control over the financing, management and other aspects of a joint venture investment, which may prevent us from taking actions that are opposed by our joint venture partners;

•

we may be required to obtain prior consent from our joint venture partners for a sale or transfer to a third party of our interests in a joint venture investment, which could restrict our ability to dispose of our interest in a joint venture investment;

•

our joint venture partners might have interests or goals that are inconsistent with our interests or goals, and may be in a position to take actions contrary to our interests or otherwise impede our objectives;

•	our joint venture partners might become insolvent or bankrupt, which may increase our financial commitment to the joint venture;

•

any disputes that may arise between us and our joint venture partners could result in litigation that could increase our expenses and distract management from focusing their time and effort on our business; and

•	we may assume liabilities related to a joint venture investment that could exceed the percentage of our investment in such joint venture investment.

We may fail to realize the anticipated benefits of our acquisitions and joint venture investments, which could adversely affect the value of our common stock.

The success of our acquisitions and joint venture investments will depend, in part, on our ability to realize the anticipated benefits from our recent acquisitions. Our ability to realize these anticipated benefits is subject to certain risks including:

•	whether the acquired assets or businesses or joint ventures will perform as expected;

•	the possibility that we paid more than the value we will derive from the acquisitions;

•	with respect to the completed RMS acquisition and the S1L acquisition specifically, the possibility that the market for reverse mortgages does not meet our expectations;

•	the reduction of our cash available for operations and other uses;

•	the incurrence of indebtedness to finance our acquisitions; and

•	the assumption of certain known and unknown liabilities.

If we are delayed in achieving or are unable to successfully achieve the anticipated benefits of our acquisitions or if the respective and/or collective businesses do not perform as expected, the value of our common stock may be adversely affected. It is possible that the integration of the businesses could result in the loss of key employees, the disruption of ongoing businesses, unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in the integration of our operations and to realize the anticipated benefits of our acquisitions so the respective and/or collective business performs as expected, include, among other things:

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

There may be material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs operated by FHA, HUD, Fannie Mae or GNMA which could materially adversely affect the reverse mortgage industry as a whole.

The reverse mortgage industry is largely dependent upon GSEs as well as the FHA, the Department of Housing and Urban Development, or HUD, and government entities like GNMA. There can be no guarantee that any or all of the GSEs will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. The FHA, for example, stated in its annual report to Congress on November 16, 2012 and in recent correspondence to U.S. Senator Corker, member of the Senate Committee on Banking, Housing, and Urban Affairs, that it plans to eliminate the use of FHA’s standard fixed rate reverse mortgage program. In addition, GSEs’ participation in the reverse mortgage industry may be subject to economic and political changes that cannot be predicted. Any of the aforementioned circumstances could materially and adversely affect the performance of the RMS business and the value of our common stock.

We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.

As a result of the RMS and S1L acquisitions, we originate and service reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. A reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies or the home is sold. A deterioration of the market for reverse mortgages may reduce the number of reverse mortgages we service, reduce the profitability of reverse mortgages currently serviced by us and adversely affect our ability to sell reverse mortgages in the market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums. An increase in foreclosure rates may increase our cost of servicing. As a reverse mortgage servicer, we will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued, and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our liquidity. Finally, as a result of the RMS and S1L acquisitions, we will become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or even evictions of elderly homeowners. All of the above factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

Increases in interest rates could negatively affect the value of our Walter legacy portfolio, which could result in reduced earnings or losses.

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

In addition, changes to government mortgage programs could result in increased prepayment rates. For example, the Home Affordable Refinance Program is a federal government program designed to help eligible homeowners refinance their existing mortgage loans. The mortgage must be owned or guaranteed by a GSE, and applicants must be up-to-date on their mortgage payments but unable to obtain refinancing because the value of their homes has declined.

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

Additionally, with the consummation of the Green Tree Acquisition, the Company no longer qualifies as a REIT. Consequently, we will no longer distribute a minimum of 90% of our taxable income each year as was required to maintain our REIT status. Instead, all future distributions, if any, will be made at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition and liquidity, and such other factors as the Board of Directors deems relevant, as well as any contractual restrictions, including the covenants in our credit agreement that limit our ability to pay dividends.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. During the period from January 1, 2012 to March 8, 2013, our common stock ranged between a high of $49.99 per share to a low of $17.87 per share. The market price of our common stock has fluctuated significantly in the recent past and could fluctuate significantly in the future for various reasons, which include:

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

Our charter authorizes our Board of Directors to issue one or more classes of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. While we are currently limited by our credit agreements from issuing preferred stock should those restrictions be released, any preferred stock that is issued may rank ahead of our common stock in terms of dividends, liquidation rights, or voting rights. If we issue preferred stock, it may adversely affect the market price of our common stock, decrease the amount of earnings and assets available for distribution to holders of our common stock or adversely affect the rights and powers, including voting rights, of the holders of our common stock.

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

We may issue equity in the future in connection with capital raisings, acquisitions, strategic transactions, or for other purposes. In particular, we issued 891,265 shares of our common stock as the stock consideration for the RMS acquisition and we have filed a shelf registration statement to cover the resales of such shares, which has not yet become effective. In addition, additional shares of our common stock were recently issued in our October 2012 common stock offering and may be issued upon conversion of the Convertible Notes issued in the Convertible Notes offering. To the extent we issue substantial additional equity securities, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the “business combination’ provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special appraisal rights and supermajority stockholder voting requirements on these combinations. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the Board of Directors of a corporation prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person, provided that the business combination is first approved by our Board of Directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our Board of Directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

Restrictions on transfer and ownership related to our former status as a REIT are no longer applicable leaving us susceptible to takeover. Provisions in our charter that limited beneficial or constructive ownership of our stock by any one person to 9.8% in value of our outstanding common stock, or 9.8% in value or in number of shares, whichever was more restrictive, are no longer applicable as a result of our decision to no longer to qualify as a REIT. This means that individuals or entities, or groups of individuals or entities could acquire a controlling interest in our company and thereafter, adversely change our operations and/or strategies.

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

Although we elected for United States federal income tax purposes to be treated as a real estate investment trust, or REIT, through December 31, 2010, as a result of the Green Tree Acquisition, we did not qualify as a REIT for 2011 or 2012, and we will not qualify as a REIT for our current taxable year or any year in the foreseeable future, and, as a result, we will be unable to claim the United States federal income tax benefits associated with REIT status. There can be no assurance that the Internal Revenue Service will not challenge our qualification as a REIT for previous years in which we elected REIT status. Although we believe we did qualify as a REIT in each such year, if the Internal Revenue Service were to successfully challenge our previous REIT status, we would suffer adverse United States federal income tax consequences.

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

Our loss mitigation activities have and will include negotiated modifications to debt obligations as alternatives to foreclosure. Under the tax law, “significant modifications” to debt having a tax basis lower than outstanding principal can and do result in taxable income in excess of realized economic income. Many of our modifications will be “significant.” We are taking steps to minimize the unfavorable effects of these tax rules; as with market discount, we may not be able to benefit from any offsetting loss deductions in a later taxable year.

Risks Relating to Our Relationship with Walter Energy

We may have substantial additional liability for U.S. federal income tax allegedly owed by Walter Energy.

The Company was part of Walter Energy, consolidated group prior to the spin-off from Walter Energy on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s most recent public filing on Form 10-K filed with the SEC on March 1, 2013, those related to the following:

•

The Internal Revenue Service, or IRS, has filed a proof of claim for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that the issues have been litigated in bankruptcy court and that an opinion was issued by the court in June 2010 as to the remaining disputed issues. The court instructed the parties to submit a final order addressing all issues that have been litigated. The deadline for such an order is now May 10, 2013. The filing further states that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. Walter Energy believes that those portions of the claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owed. However, because of the complexity of the issues presented and the uncertainties associated with litigation, Walter Energy is unable to predict the outcome of the adversary proceeding.

•

The IRS completed an audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to Walter Energy proposing changes for these tax years which Walter Energy has protested. Walter Energy filed a formal protest and the case was heard before the Appeals Division on March 8, 2011. As of December 31, 2012, no final resolution had been reached. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issues remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties.

•

Walter Energy reports that the IRS has completed an audit of Walter Energy’s tax returns filed for 2006 through 2008 and has proposed adjustments to these periods. Thereafter, Walter Energy received notice that the audit of the 2006 through 2008 tax years had been reopened for further development. Because the examination is ongoing, Walter Energy cannot estimate the amount of any resulting tax deficiency, if any. Walter Energy expects the IRS exam to conclude during 2012.

•

Walter Energy reports that the IRS has begun an audit of Walter Energy’s tax returns filed for 2009 and 2010, however, because the examination is ongoing, Walter Energy cannot estimate the amount of any resulting tax deficiency, if any. Our business was spun off from that of Walter Energy in April 2009 and would not be responsible for taxes incurred by Walter Energy after that time.

Walter Energy believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted and that they believe that they have sufficient accruals to address any claims, including interest and penalties. Walter Energy reports that it anticipates a final order will be issued in 2013 settling the issues in the bankruptcy court for the tax years being considered by the appeals (2000—2005) and the exams (2006—2010).

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

Our executive offices and principal administrative offices are located in leased office spaces in Tampa, Florida and Saint Paul, Minnesota. Our centralized servicing operations are located in leased office spaces in Phoenix, Arizona; Tempe, Arizona; Saint Paul, Minnesota; Rapid City, South Dakota; Fort Worth, Texas; and Spring, Texas. In addition, our field servicing and regional operations lease 130 smaller offices located throughout the U.S. We believe that our leased facilities are adequate for our current requirements, although growth in our business may require us to acquire additional facilities or modify existing facilities.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition, or results of operations.

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

•

As discussed in previous filings, WMC had been a party to a lawsuit entitled Casa Linda Homes, et al. v. Walter Mortgage Company, et al., Cause No. C-2918-08-H, 389th Judicial District Court of Hidalgo County, Texas, claiming breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment. The plaintiffs were seeking actual and exemplary damages, the amount of which were not specified, but if proven could have been material. WMC maintained counterclaim actions against the plaintiffs for breach of fiduciary duty and conversion related to the defendants’ alleged misappropriation of escrow funds. The plaintiffs’ allegations arose from a claim that we breached a contract with the plaintiffs by failing to purchase a certain amount of loan pool packages from the corporate plaintiff, a Texas real estate developer. Alternatively, the plaintiffs claimed that we promised to purchase a certain amount of loan pool packages from the corporate plaintiff, plaintiffs relied on that promise, and we failed to perform. The case was tried before a jury, and on December 13, 2012 the jury found that we have no liability for these claims and consequently the plaintiffs were entitled to $0 in damages. As to our counterclaim, the jury returned a verdict in our favor awarding us $282,357 in compensatory damages and $282,357 in punitive damages (plus attorneys fees, court costs, and post-judgment interest) due and owing from the plaintiffs Casa Linda Homes and Mark Dizdar. The appeal period has run, however, the plaintiffs have ninety (90) days from the date of the verdict to file a motion for a new trial should they choose to do so.

•

In November 2010, the Federal Trade Commission, or FTC, issued a Civil Investigation Demand, or CID, to an unknown number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ operations. In November 2011, Green Tree received a Supplementary Discovery Request from the FTC seeking additional information. The Company has, and will continue to cooperate with the FTC and does not believe that it has violated in any material respect any laws or regulations. The CFPB began participating in the FTC’s investigation in April 2012. In September 2012, the CFPB issued civil investigative demands to a number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ mortgage servicing operations.

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

•

As discussed in Notes 19 and 23 in the Notes to Consolidated Financial Statements, Walter Energy is in disputes with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 23, 2013, our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “WAC”. Prior to January 23, 2013, our common stock was traded on the NYSE MKT (formerly known as the NYSE Amex) also under the symbol “WAC”. As of March 8, 2013, there were 36,887,287 shares of common stock outstanding and 161 record holders.

The following table sets forth the high and low closing sales prices for our common stock and the cash dividends declared on each share of our common stock for the periods indicated:

	Stock Prices		Cash Dividends Declared Per Share
	High	Low
2012
First Quarter ended March 31	$24.33	$17.88	$—
Second Quarter ended June 30	23.59	17.87	—
Third Quarter ended September 30	39.95	21.56	—
Fourth Quarter ended December 31	48.54	36.88	—

2011
First Quarter ended March 31	$20.22	$14.78	$—
Second Quarter ended June 30	22.22	15.87	—
Third Quarter ended September 30	27.91	18.50	0.02
Fourth Quarter ended December 31	26.97	20.08	—

Notice of capital gains paid to stockholders:

A portion of the dividends paid during (or attributed to) calendar year 2011 are properly treated as capital gains as set forth below:

Declaration Date	Ex-Dividend Date	Record Date	Payment Date	Total Distribution Per Share	Ordinary Income	Long-Term Capital Gain
9/12/2011	9/20/2011	9/22/2011	11/15/2011	$0.22	$0.152	$0.072

Upon the consummation of the GTCS Holdings LLC, or Green Tree, acquisition, the Company no longer qualified as a Real Estate Investment Trust, or REIT. Consequently, effective January 1, 2011, we are no longer required to distribute a minimum of 90% of our taxable income each year in order to maintain our REIT status. All future dividend distributions will be made at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition and liquidity, and such other factors as the Board of Directors deems relevant, as well as any contractual restrictions, which we are now, or may in the future be subject to, including certain covenants in our credit agreements that limit our ability to pay dividends. See Note 20 in the Notes to Consolidated Financial Statements for further information regarding dividend restrictions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of Walter Investment Management Corp. and its subsidiaries, which may also be referred to as Walter Investment, the Company, we, our and us, and its predecessors. As a result of the merger with Hanover Capital Mortgage Holdings, Inc., or the Merger, on April 17, 2009, which for accounting purposes was treated as a reverse acquisition, the historical operations of Walter Investment Management LLC, or WIM, have been presented as the historical financial statements of Walter Investment.

We derived the summary historical consolidated financial information as of and for the years ended December 31 for the years indicated from Walter Investment and its predecessors’ audited consolidated financial statements. Our business has changed substantially during the past five years. As a result of the spin-off from Walter Energy, Inc., or Walter Energy, the Merger; qualifying as a REIT and beginning to operate our business as an independent, publicly traded company in 2009; the acquisition of Marix Servicing, LLC, or Marix, in 2010; the acquisition of Green Tree and no longer qualifying as a REIT in 2011; and the acquisition of Reverse Mortgage Solutions, Inc., or RMS, and Security One Lending, or S1L, in 2012; our historical annual consolidated financial results presented herein are not necessarily indicative of the results that may be expected for any future period. In addition, we made certain reclassifications to prior year balances to conform to current year presentation. Refer to Note 1 in the Notes to Consolidated Financial Statements for further information on reclassifications.

	2012(1)	2011(2)	2010	2009(3)	2008(4)
	(in thousands except per share data)
Revenues	$666,989	$402,474	$180,494	$188,342	$200,716
Expenses	668,361	409,746	146,830	150,724	195,180
Other gains (losses)	(34,079)	1,139	4,681	—	—

Income (loss) before income taxes	(35,451)	(6,133)	38,345	37,618	5,536
Income tax expense (benefit)	(13,317)	60,264	1,277	(76,161)	3,099

Net income (loss)	$(22,134)	$(66,397)	$37,068	$113,779	$2,437

Basic earnings (loss) per common and common equivalent share(5)	$(0.73)	$(2.41)	$1.38	$5.26	$0.12
Diluted earnings (loss) per common and common equivalent share(5)	(0.73)	(2.41)	1.38	5.25	0.12
Total dividends declared per common and common equivalent share	—	0.22	2.00	1.50	—
Total assets	$10,978,177	$4,113,542	$1,895,490	$1,887,674	$1,898,841
Residential loans, net	8,200,532	2,264,578	1,621,485	1,644,346	1,771,675
Long-term obligations:
Debt	1,146,249	742,626	—	—	—
Mortgage-backed debt	2,072,728	2,224,754	1,281,555	1,267,454	1,372,821
HMBS related obligations	5,874,552	—	—	—	—

Total long-term obligations	9,093,529	2,967,380	1,281,555	1,267,454	1,372,821
Total equity	894,928	533,532	555,488	568,184	411,477

(1)

During the year ended December 31, 2012, we recorded $48.6 million of losses on extinguishment of debt in connection with the repayment and termination of our second lien term loan and the refinancing of our first lien term loan and revolver. We also recorded $8.6 million in transaction costs related to our acquisitions of RMS and S1L and financing transactions. In addition, we recorded $5.6 billion in total assets, which includes $5.3 billion in residential loans, and assumed $5.3 billion in Home Equity Conversion Mortgage-Backed Securities, or HMBS, related obligations in connection with the acquisition of RMS and recorded $128.4 million in total assets in connection with the acquisition of S1L.

(2)

During the year ended December 31, 2011, we recorded $12.9 million of Green Tree transaction-related costs and a $62.7 million charge to income tax expense for the impact of the loss of our REIT status and being taxed as a C corporation. The loss of our REIT status was the direct result of the acquisition of Green Tree and is retroactive to January 1, 2011. In addition, we recorded $2.3 billion in total assets, which includes $729.2 million in residential loans and $861.7 million in mortgage-backed debt in connection with the acquisition of Green Tree.

(3)

During the year ended December 31, 2009, we recorded $2.1 million of spin-off and Merger-related charges, as well as a $77.1 million tax benefit largely due to the reversal of $82.1 million in mortgage-related deferred tax liabilities that were no longer applicable as a result of our REIT qualification during the period.

(4)

During the year ended December 31, 2008, we recorded a $17.0 million interest rate hedge ineffectiveness charge, a $12.3 million goodwill impairment charge and a $3.9 million provision for estimated hurricane insurance losses.

(5)

In accordance with applicable accounting standards on earnings per share, the basic and diluted earnings per share amounts have been adjusted for the years ended December 31, 2012, 2011, 2010 and 2009 to include outstanding dividend participating restricted stock and restricted stock units considered to be participating securities in the basic and diluted weighted-average shares calculations. The basic and diluted earnings per share amounts for the year ended December 31, 2008 were not adjusted retrospectively as these amounts reflect the shares issued on April 17, 2009, the date of the spin-off from Walter Energy.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K and the information set forth under Item 6. Selected Financial Data. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in “Risk Factors” under Item 1A. Historical results and trends which might appear should not be taken as indicative of future operations, particularly in light of our recent acquisitions of the ResCap assets and originations and capital markets groups in January 2013, RMS in November 2012 and Green Tree in July 2011 as discussed below.

The Company

Walter Investment Management Corp. and its subsidiaries, which may also be referred to as Walter Investment, the Company, we, our and us, is a full-service, fee-based provider to the residential mortgage industry. Our primary business provides value-added specialty servicing to the forward residential loan market across several product types including agency, non-agency, first and second lien and manufactured housing loans. Our specialty servicing business focuses on credit-sensitive residential mortgages. In addition to the forward loan servicing business, we have a leading franchise in the reverse mortgage sector which provides a full suite of services including loan servicing, loan origination, asset management and related technology. We operate several other related businesses which include a mortgage portfolio of credit-challenged, non-conforming residential loans, an insurance agency serving residential loan customers, and with the acquisition of the ResCap originations business in 2013, a fully integrated loan origination platform that primarily focuses on retention and recapture activities (Consumer Direct channel) for our servicing portfolio but also maintains sizable operations in the Retail and Correspondent lending channels. We operate throughout the United States, or U.S.

Executive Summary

For the years ended December 31, 2012 and 2011, we reported net loss of $22.1 million, or $0.73 per diluted share, and $66.4 million, or $2.41 per diluted share, respectively. The decline in net loss of $44.3 million during the year ended December 31, 2012 as compared to the prior year was due primarily to a $62.7 million charge to income tax expense in 2011 for the impact of our loss of REIT qualification. In addition, we recorded a $30.1 million loss on extinguishment of debt, net of tax, in connection with the repayment and termination of our second lien term loan and the refinancing of our first lien term loan facility and revolver during 2012. This amount was partially offset by fair value gains of $14.5 million primarily relating to assets and liabilities of Green Tree and RMS which are accounted for under the fair value option.

We recognized core earnings before income taxes of $134.1 million for the year ended December 31, 2012 in comparison to $67.0 million for the year ended December 31, 2011. The increase in core earnings before income taxes of $67.1 million was primarily attributable to an increase in total revenues from our Servicing, Insurance and ARM reporting segments of $198.4 million, $28.9 million and $24.7 million, respectively, offset by increases in total salaries and benefits and general and administrative expenses, excluding share-based compensation expense of $119.8 million, $4.2 million and $13.0 million, respectively, due to the acquisition of Green Tree on July 1, 2011 as a full twelve months of operations were included in the year ended December 31, 2012 compared to six months of operations for the year ended December 31, 2011. This net increase of $115.1 million was partially offset by an increase in interest expense on corporate debt of $35.1 million due to the debt financing used to partially fund the acquisition of Green Tree and the inclusion of twelve months of interest expense on corporate debt in the year ended December 31, 2012 compared to six months for the year ended December 31, 2011, as well as increases in depreciation and amortization expense and the provision for loan losses of $8.8 million and $7.3 million, respectively. The increase in depreciation and amortization expense was due primarily to the inclusion of twelve months of depreciation and amortization expense for the year ended December 31, 2012 compared to six months for the year ended December 31, 2011 as a result of the acquisition of Green Tree. The increase in the provision for loan losses was due to unfavorable trends in severity rates and increasing delinquencies. Core earnings before income taxes when compared to our net loss before income taxes reflects the following key adjustments: (1) step-up depreciation and amortization, or depreciation and amortization expense related to the increase in basis recognized on assets acquired with Green Tree and RMS, (2) losses on extinguishment of debt, (3) share-based compensation expense, (4) transaction and integration-related costs, (5) non-cash interest expense and, (6) the net non-cash fair value adjustments related to the reverse mortgage business and the Non-Residual Trusts. For a reconciliation of our consolidated income (loss) before income taxes under accounting principles generally accepted in the U.S., or GAAP, to our core earnings before income taxes, refer to the Business Segment Results section.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, was $241.7 million for the year ended December 31, 2012 in comparison to $123.5 million for the year ended December 31, 2011. The increase in Adjusted EBITDA of $118.2 million is primarily attributable to the increases in revenues less salaries and benefits and general and administrative expenses above of $115.1 million. Adjusted EBITDA when compared to our consolidated loss before income taxes reflects the adjustments noted above for core earnings before income taxes as well as the following key adjustments: (1) total depreciation and amortization expense including step-up depreciation and amortization noted as a core earnings adjustment above, (2) interest expense on our corporate debt, and (3) non-cash interest income. For a reconciliation of our consolidated income before income taxes under GAAP to our Adjusted EBIDTA, refer to the Business Segment Results section.

We generated $69.6 million in cash flow from operating activities during the year ended December 31, 2012 and finished the year with $442.1 million in cash and cash equivalents. We also had $124.7 million in funds available under our secured revolving credit facility at December 31, 2012.

We manage our Company in five primary reportable segments: Servicing; Asset Receivables Management, or ARM; Insurance; Loans and Residuals; and Reverse Mortgage. Refer to the Business Segment Results section for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments and related key financial highlights are provided below:

Servicing — Our Servicing business segment consists of operations that perform servicing for third-party investors in forward residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts, which is reported in the Other segment. Our Servicing segment recognized $292.9 million in contractual servicing fees, $64.4 million in incentive and performance fees and $38.6 million in ancillary and other fees during the year ended December 31, 2012.

ARM — Our ARM business segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners. Asset recovery revenue was $38.9 million for the year ended December 31, 2012.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through our insurance agency for a commission. Net written premiums were $168.7 million for the year ended December 31, 2012, which included lender-placed activity of $87.1 million and voluntary activity of $81.6 million for the year ended December 31, 2012. Total insurance revenue was $73.2 million for the year ended December 31, 2012.

Loans and Residuals — Our Loans and Residuals business segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned, all of which are associated with forward loans. Our net interest margin was 3.72% for the year ended December 31, 2012, down 83 basis points from the year ended December 31, 2011 due primarily to the decline in yield in the loan portfolio resulting from an increase in delinquent loans as well as the monetization of assets completed during the second quarter in 2011 in order to fund the acquisition of Green Tree. Total delinquent loans have increased to 7.01% at December 31, 2012 from 5.73% at December 31, 2011. The number of real estate owned properties has declined to 842 units at December 31, 2012, a reduction of 25 units from December 31, 2011.

Reverse Mortgage — Our Reverse Mortgage business segment, which was formed as a result of the acquisition of RMS, includes originations, aggregation and securitization activities and operations that perform servicing for third-party investors in reverse mortgage loans and other ancillary services for the reverse mortgage market. The Reverse Mortgage business also includes a mortgage portfolio of Home Equity Conversion Mortgages, or HECM, reverse mortgages. Our Reverse Mortgage business segment serviced 78,000 accounts with an unpaid principal balance of $12.9 billion at December 31, 2012 and recognized $5.1 million in servicing revenue, as well as $7.3 million in net fair value gains on HECM reverse mortgage loans and the HMBS related obligations, since the acquisition of RMS through the end of 2012.

Acquisitions

RMS

On November 1, 2012, we acquired 100% of the outstanding stock of RMS. Based in Spring, Texas, RMS provides a full suite of services to the reverse mortgage sector, including servicing, sub-servicing, loan origination and securitization, and related technology. The purchase price of $136.3 million for the acquisition included cash of $95.0 million and common stock with a fair value of $41.3 million. The cash portion of the acquisition was partially funded by our recent common stock offering in October of 2012. The acquisition was accounted for under the acquisition method and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values. We acquired net assets with an estimated fair value of $136.3 million, which included the recognition of estimates of goodwill of $101.2 million and identifiable intangible assets of $20.8 million. The estimated fair values of the assets acquired and liabilities assumed from the RMS acquisition are presented in the table below:

Amount
Assets
Cash	$19,683
Restricted cash	1,401
Residential loans	5,331,989
Receivables	11,832
Servicer and protective advances	17,615
Servicing rights	15,916
Goodwill	101,199
Intangible assets	20,800
Premises and equipment	15,633
Deferred tax asset	19,052
Other assets	13,245

Total assets acquired	5,568,365

Liabilities
Payables and accrued liabilities	29,357
Debt	148,431
HMBS related obligations	5,254,231

Total liabilities assumed	5,432,019

Fair value of net assets acquired	$136,346

We have recently revised our fair value methodology for the HMBS related obligations (formerly known as Liability to GNMA Trusts) from what has been previously reported in public filings. We had defined the fair value unit of account as the obligation to pass through Federal Housing Administration, or FHA, cash flows under chapter 35 of the Government National Mortgage Association, or GNMA, guide. We previously estimated that obligation to be the fair value of the cash flows that a market participant would expect to pay out associated with the defined unit of account which consists of an obligation to pass through cash flows on a non-recourse basis from FHA insured HECM loans to the GNMA pools, as well as any cash flows from ongoing issuer obligations. We recently changed the fair value unit of account to a GNMA HMBS bond security. As a result of this recent change, the fair value of HMBS related obligations is the fair value of similar HMBS bond securities. The result of this recent change is to increase the fair value of the HMBS related obligations with an offsetting increase to goodwill in the preliminary purchase price allocation. The increase to the fair value of the HMBS related obligations and the resulting increase to goodwill over previously reported amounts primarily represents, among other things, the fair value of the market liquidity as a result of the GNMA HECM Mortgage-Backed Securities Program, lower yield requirements as a result of the GNMA guarantee, as well as the profit margin associated with converting the HECM loans to securities. For further information refer to the Transfer of Financial Assets section of Note 2 in the Notes to Consolidated Financial Statements.

In connection with the RMS acquisition, we transfer HECM reverse mortgage loans to the GNMA securitization pools. We account for the transfer of the HECM reverse mortgage loans to the GNMA securitization pools as a secured borrowing. As such, the HECM reverse mortgage loans are recognized as an asset and classified as residential loans with an offsetting HMBS related obligation included in the consolidated balance sheet. We have elected the fair value option for HECM reverse mortgage loans and the HMBS related obligations.

As an approved issuer of GNMA HMBS we assume certain obligations related to each security we issue. The most significant obligation is the requirement to purchase loans out of the HMBS pools once they reach certain limits as established by the FHA. Performing repurchased loans are defined as those repurchased loans that do not have any event of default and are able to be conveyed to the Department of Housing and Urban Development, or HUD. Nonperforming repurchased loans are generally liquidated in accordance with program requirements.

S1L

On December 31, 2012, in connection with the execution of a stock purchase agreement, we agreed to acquire all of the outstanding shares of S1L. Based in San Diego, California, S1L is a retail and wholesale reverse loan originator. S1L has a long-standing relationship with RMS, as S1L has been delivering loans using RMS’s technology and RMS has acquired a significant amount of S1L’s reverse origination production during recent years. We obtained effective control over S1L through an economic closing on December 31, 2012, with the legal closing to occur no later than April 30, 2013. The purchase price of $31.0 million consists of cash of $20.0 million that was paid on December 31, 2012 and up to an additional $11.0 million in contingent earn out to be paid upon the achievement by S1L of certain designated performance targets over the next twelve months. The cash payment made on December 31, 2012 was funded by cash on hand. The economic closing required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values on December 31, 2012. We recorded net assets with an estimated fair value of $26.1 million, including the recognition of estimates of goodwill of $8.8 million and identifiable intangible assets of $11.0 million. The estimated fair values of the assets acquired and liabilities assumed from the S1L acquisition are presented in Note 3 in the Notes to Consolidated Financial Statements. S1L is included in the Reverse Mortgage segment.

Green Tree

On July 1, 2011, we acquired 100% of the outstanding membership interests of Green Tree. Based in St. Paul, Minnesota, Green Tree is a fee-based, business services company providing high-touch, third-party servicing of credit-sensitive loans. The purchase price of the acquisition consisted of cash of approximately $1.0 billion and issuance of common stock with a fair value of $40.2 million. The cash portion of the purchase price was funded by monetizing certain existing assets and by the issuance of corporate debt totaling $765 million. The acquisition was accounted for under the acquisition method and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values. We acquired net assets with an estimated fair value of $1.1 billion, which included the recognition of estimates of goodwill of $471.3 million and identifiable intangible assets of $150.1 million. Refer to Note 3 in the Notes to Consolidated Financial Statements for further information.

Pursuant to the accounting guidance for variable interest entities, or VIEs, we were required to consolidate, at the acquisition date, ten securitization trusts for which Green Tree performs the servicing. We do not currently own any residual interests in these trusts, and thus, we refer to these trusts as the Non-Residual Trusts. We have elected to account for certain of the assets acquired and liabilities assumed of the Non-Residual Trusts, which consist of forward residential loans, certain receivables and the mortgage-backed debt, at fair value. We own the residual interests in VIEs that were previously consolidated by us prior to the Green Tree acquisition. We refer to these trusts as the Residual Trusts.

Marix

On November 1, 2010, we acquired 100% of the outstanding membership interests of Marix Servicing, LLC, or Marix, a high-touch specialty mortgage servicer based in Phoenix, Arizona. The purchase price for the acquisition was a cash payment due at closing of less than $0.1 million plus contingent earn-out payments. The earn-out payments are driven by net servicing revenue in Marix’s existing business in excess of a base of $3.8 million per quarter. During 2011 and 2012, no earn-out payments were earned or paid as the servicing revenue targets specified in the purchase agreement were not met in any of the four quarters in 2011 or 2012. In addition, management estimates that the revenue targets for 2013, the remaining year of the earn-out period, will not be met. Refer to Note 3 in the Notes to Consolidated Financial Statements for further information.

Residential Capital, LLC

We previously announced a joint bid with Ocwen Loan Servicing LLC to acquire certain mortgage-related net assets held by Residential Capital LLC, or ResCap, in an auction sponsored by the U.S. Bankruptcy Court. Pursuant to this agreement, we agreed to acquire the rights and assume the liabilities relating to ResCap’s entire Fannie Mae mortgage servicing rights and related servicer advances, and ResCap’s mortgage originations and capital markets platforms, or the ResCap net assets. The Company subsequently closed on its acquisition of the ResCap net assets on January 31, 2013. Refer to Note 3 for further information regarding the acquisition of the ResCap net assets.

Financing Transactions

Term Loans and Revolver

In July 2011, we entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans, to partially fund the acquisition of Green Tree. Also in July 2011, we entered into a $45 million senior secured revolving credit facility, or 2011 Revolver, which was subsequently increased in July 2012 to $90 million.

In October 2012, we repaid and terminated the second lien senior secured term loan with funds obtained through the issuance of convertible notes. See further discussion in the Convertible Notes section below. In November 2012, we refinanced our first lien senior secured term loan with a $700 million first lien senior secured term loan, or 2012 Term Loan, and refinanced our 2011 Revolver with a $125 million senior secured revolving credit facility, or 2012 Revolver. Our obligations under the 2012 Term Loan and 2012 Revolver are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets and substantially all assets of the guarantor subsidiaries subject to certain exceptions, the most significant of which include the assets of the consolidated Residual and Non-Residual Trusts and the residential loans of the GNMA securitization pools that have been recorded in our consolidated balance sheets.

Convertible Notes

In October 2012, we closed on a registered underwritten public offering of $290.0 million aggregate principal amount of 4.50% convertible senior subordinated notes, or the Convertible Notes. The Convertible Notes will pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per year, and will mature on November 1, 2019.

Prior to May 1, 2019, the Convertible Notes will be convertible only upon specified events and during specified periods, and, on or after May 1, 2019, at any time. The Convertible Notes will initially be convertible at a conversion rate of 17.0068 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $58.80 per share. Upon conversion, we may pay or deliver, at our option, cash, shares of our common stock, or a combination of cash and shares of common stock. It is our intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.

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

Common Stock Offering

In October 2012, we closed on a registered underwritten public offering of 6,900,000 shares of our common stock, or the 2012 Common Stock Offering. The shares were sold at a price to the public of $42.00 per share. We generated net proceeds of approximately $276.1 million from the 2012 Common Stock Offering after deducting underwriting discounts and commissions and offering expenses. Subsequently, we used the net proceeds to partially fund our acquisitions of RMS and ResCap. See further discussion in Note 3 in the Notes to Consolidated Financial Statements.

Results of Operations — Comparison of Consolidated Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

We recognized net income (loss) of $(22.1) million, $(66.4) million and $37.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. A summary of our consolidated results of operations is provided below (in thousands):

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenues
Servicing revenue and fees	$418,970	$186,177	$2,267	$232,793	$183,910
Interest income on loans	154,351	164,794	166,188	(10,443)	(1,394)
Insurance revenue	73,249	41,651	9,163	31,598	32,488
Other revenues	20,419	9,852	2,876	10,567	6,976

Total revenues	666,989	402,474	180,494	264,515	221,980

Expenses
Salaries and benefits	230,107	117,736	27,495	112,371	90,241
Interest expense	179,671	136,246	81,729	43,425	54,517
General and administrative	136,236	78,597	21,289	57,639	57,308
Depreciation and amortization	99,728	53,078	383	46,650	52,695
Provision for loan losses	13,352	6,016	6,526	7,336	(510)
Other expenses, net	9,267	18,073	9,408	(8,806)	8,665

Total expenses	668,361	409,746	146,830	258,615	262,916

Other gains (losses)
Net fair value gains (losses)	14,500	(1,052)	—	15,552	(1,052)
Gains (losses) on extinguishment	(48,579)	95	4,258	(48,674)	(4,163)
Other	—	2,096	423	(2,096)	1,673

Total other gains (losses)	(34,079)	1,139	4,681	(35,218)	(3,542)
Income (loss) before income taxes	(35,451)	(6,133)	38,345	(29,318)	(44,478)
Income tax expense (benefit)	(13,317)	60,264	1,277	(73,581)	58,987

Net income (loss)	$(22,134)	$(66,397)	$37,068	$44,263	$(103,465)

Servicing Revenue and Fees

We recognize servicing revenue and fees on servicing performed for third parties. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans held by consolidated VIEs, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation. Servicing revenue and fees increased $232.8 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of Green Tree for the entire current year as opposed to six months of 2011 and a full year of servicing fees associated with the November and December 2011 boards of approximately 159,000 loans. Servicing revenue and fees increased $183.9 million for the year ended December 31, 2011 as compared to 2010 due primarily to the inclusion of Green Tree for six months of 2011. A summary of servicing revenue and fees is provided below (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Servicing fees	$274,713	$126,610	$582
Incentive and performance fees	105,073	45,596	1,055
Ancillary and other fees	39,184	13,971	630

Servicing revenue and fees	$418,970	$186,177	$2,267

Included in incentive and performance fees for the years ended December 31, 2012 and 2011, are incentive fees of $30.5 million and $18.5 million, respectively, which Green Tree received for exceeding pre-defined performance hurdles in servicing various loan portfolios. These fees may not recur on a regular basis, as they are earned based on the performance of underlying loan pools as compared to comparable pools serviced by others, as well as achievement of certain performance hurdles over time, which may not be achieved on a regular schedule.

Third-Party Servicing Portfolio

Forward Mortgage Servicing

Provided below is a summary of the activity in our third-party servicing portfolio for our forward mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (in thousands, except number of accounts):

	For the Year Ended December 31, 2012
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with forward mortgages serviced for third parties
Beginning balance	979,530	$18,717,559	$16,302,306	$48,264,295	$83,284,160
New business added	89,266	4,721,056	—	7,199,196	11,920,252
Payoffs, sales and curtailments	(166,391)	(3,001,564)	(2,992,391)	(14,551,241)	(20,545,196)

Ending balance	902,405	$20,437,051	$13,309,915	$40,912,250	$74,659,216

		December 31, 2012
Ending number of accounts associated with forward mortgages serviced for third parties		395,697	270,471	236,237	902,405

	For the Year Ended December 31, 2011
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized(1)	Total
Unpaid principal balance of accounts associated with forward mortgages serviced for third parties
Beginning balance	5,539	$—	$—	$1,348,329	$1,348,329
Acquisition of Green Tree	769,108	20,141,602	17,860,799	—	38,002,401
New business added	258,932	—	—	48,300,086	48,300,086
Payoffs, sales and curtailments	(54,049)	(1,424,043)	(1,558,493)	(1,384,120)	(4,366,656)

Ending balance	979,530	$18,717,559	$16,302,306	$48,264,295	$83,284,160

		December 31, 2011
Ending number of accounts associated with forward mortgages serviced for third parties		402,067	318,363	259,100	979,530

(1)	The beginning balance of sub-servicing rights not capitalized of $1.3 billion consists of accounts acquired through the acquisition of Marix in November 2010.

Reverse Mortgage Servicing

Provided below is a summary of the activity in our third-party servicing portfolio for our reverse mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (in thousands, except number of accounts):

	For the Year Ended December 31, 2012
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with reverse mortgages serviced for third parties
Beginning balance	—	$—	$—	$—	$—
Acquisition of RMS	49,291	3,037,081	4,588,482	—	7,625,563
Acquisition of S1L	35	8,515	—	—	8,515
New business added	4,021	—	—	1,413,522	1,413,522
Other additions	—	22,454	32,844	—	55,298
Payoffs, sales and curtailments	(10,492)	(35,481)	(1,597,712)	(15,399)	(1,648,592)

Ending balance	42,855	$3,032,569	$3,023,614	$1,398,123	$7,454,306

		December 31, 2012
Ending number of accounts associated with reverse mortgages serviced for third parties		19,920	18,946	3,989	42,855

Interest Income on Loans

We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered forward residential loans, both of which are accounted for at amortized cost. For the year ended December 31, 2012, interest income decreased $10.4 million as compared to 2011 primarily due to a decline in the residential loan balance and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due. The portfolio disappearance rate, consisting of contractual payments, voluntary prepayments and defaults, was 6.61% for the year ended December 31, 2012. For the year ended December 31, 2011, interest income decreased $1.4 million as compared to 2010 due to the run-off of the portfolio offset in part by a higher average yield on residential loans acquired at the end of 2010 and during the first half of 2011. Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (in thousands, except average yield data):

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Residential loans at amortized cost
Interest income	$154,351	$164,794	$166,188	$(10,443)	$(1,394)
Average balance	1,560,423	1,621,540	1,649,700	(61,117)	(28,160)
Average yield	9.89%	10.16%	10.07%	-0.27%	0.09%

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the price of the insurance policy sold, which varies based on the type of product. Insurance revenue increased $31.6 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of Green Tree for the entire current year as opposed to six months of 2011. Insurance revenue increased $32.5 million for the year ended December 31, 2011 as compared to 2010 due primarily to the inclusion of Green Tree for six months of 2011.

Other Revenues

Other revenues consist primarily of management fee income, origination fee income and accretion of certain Green Tree and RMS acquisition-related fair value adjustments. Other revenues increased $10.6 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of Green Tree for the entire year as opposed to six months of 2011 and an increase in origination income. Other revenues increased $7.0 million for the year ended December 31, 2011 as compared to 2010 due to management fee income and accretion of certain acquisition-related fair value adjustments recognized by Green Tree.

Salaries and Benefits

Salaries and benefits expense increased $112.4 million for the year ended December 31, 2012 as compared to 2011 due to the inclusion of Green Tree related salaries and benefits for the entire year as opposed to six months in 2011, the addition of employees to support the growth of our business, and the addition of 330 full-time equivalent employees in connection with the acquisition of RMS. Salaries and benefits expense increased $90.2 million for the year ended December 31, 2011 as compared to 2010 due primarily to the addition of 2,200 full-time-equivalent employees in connection with the Green Tree acquisition.

Interest Expense

We incur interest expense on our corporate debt, including convertible notes and master repurchase agreements, on the mortgage-backed debt issued by the Residual Trusts, and on our servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense increased $43.4 million for the year ended December 31, 2012 as compared to 2011 as a result of having interest expense on corporate debt for the entire current year as opposed to six months of 2011. Interest expense increased $54.5 million for the year ended December 31, 2011 as compared to 2010 due largely to the issuance of $765 million in corporate debt and $223.1 million in mortgage-backed debt in 2011 to fund the acquisition of Green Tree. Provided below is a summary of the average balances of our corporate debt, the mortgage-backed debt of the Residual Trusts, and our servicing advance liabilities, as well as the related interest expense and average rates (in thousands, except average rate data):

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Debt
Interest expense	$78,582	$42,260	$—	$36,322	$42,260
Average balance	760,041	386,290	—	373,751	386,290
Average rate	10.34%	10.94%	—	-0.60%	10.94%
Mortgage-backed debt at amortized cost
Interest expense	$96,337	$91,075	$81,729	$5,262	$9,346
Average balance	1,364,200	1,347,532	1,274,505	16,668	73,027
Average rate	7.06%	6.76%	6.41%	0.30%	0.35%
Servicing advance liabilities
Interest expense	$4,752	$2,911	$—	$1,841	$2,911
Average balance	105,337	55,287	—	50,050	55,287
Average rate	4.51%	5.27%	—	-0.76%	5.27%

General and Administrative

General and administrative expenses increased $57.6 million for the year ended December 31, 2012 as compared to 2011 due primarily to $54.1 million in general and administrative expenses incurred by Green Tree during the first two quarters of the current year that were not incurred during the comparable prior year period; transaction expenses of $8.6 million related to the acquisitions of RMS and S1L and financing transactions; higher servicing related legal expenses; and due diligence expenses to support corporate business development activities; partially offset by transaction costs of $12.9 million incurred in 2011 related to the acquisition of Green Tree. General and administrative expenses increased $57.3 million during the year ended December 31, 2011 as compared to 2010 due to the recognition of transaction-related expenses of $12.9 million as well as general and administrative expenses of $40.7 million associated with Green Tree for the period from acquisition through December 31, 2011.

Depreciation and Amortization

Depreciation and amortization expense consists of amortization of capitalized servicing rights and intangible assets other than goodwill, as well as depreciation and amortization recognized on premises and equipment, which includes amortization of internally-developed software acquired as part of the acquisitions of Green Tree and RMS. Depreciation and amortization increased $46.7 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of Green Tree for the entire current year as opposed to six months of 2011. Depreciation and amortization increased $52.7 million for the year ended December 31, 2011 as compared to 2010, due primarily to the acquisition of Green Tree. A summary of depreciation and amortization expense is provided below (in thousands):

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Depreciation and amortization of:
Servicing rights	$50,461	$28,623	$—	$21,838	$28,623
Intangible assets	24,791	12,585	—	12,206	12,585
Premises and equipment	24,476	11,870	383	12,606	11,487

Total depreciation and amortization	$99,728	$53,078	$383	$46,650	$52,695

Provision for Loan Losses

We recognize a provision for loan losses for our residential loan portfolio accounted for at amortized cost. The provision for loan losses increased $7.3 million for the year ended December 31, 2012 as compared to 2011 due to unfavorable trends in severity rates and increasing delinquencies. Higher loss severities were impacted by the sale of aged real estate owned inventory and continued pricing challenges in the rural southeastern U.S. real estate market. The provision for loan losses decreased $0.5 million for the year ended December 31, 2011 as compared to 2010 due to a lower number of foreclosures, particularly during the first six months of 2011, which reduced the level required for the allowance for loan losses.

Other Expenses, Net

Other expenses, net consist primarily of real estate owned expenses, net, which includes lower of cost or fair value adjustments and holding costs, and claims expense. Other expenses, net decreased $8.8 million for the year ended December 31, 2012 as compared to 2011 due primarily to lower real estate owned expenses, net of $5.1 million and lower claims expense of $3.2 million. The decline in real estate owned expense, net resulted from lower real estate owned holding costs due to fewer number of average real estate owned units during a majority of the current year as compared to the prior year and favorable trends in fair value adjustments required for real estate owned properties that have shorter holding periods. The decline in claims expense was due primarily to our withdrawal from property reinsurance operations and to severe wind storm damage claims during 2011. In conjunction with the acquisition of Green Tree, we decided to wind down our property reinsurance business. Existing property reinsurance policies were terminated and no new property reinsurance policies have been entered into beginning January 1, 2012 thereby eliminating claims costs and exposure subsequent to this date. Other expenses, net increased $8.7 million for the year ended December 31, 2011 as compared to 2010 due primarily to higher charges for the decline in the fair value of real estate owned of $4.0 million and higher claims expense related to severe wind storm damage claims of $3.1 million.

Other Gains (Losses)

We recognized net fair value gains on assets and liabilities accounted for at fair value of $14.5 million for the year ended December 31, 2012, which included a net gain of $7.3 million on HECM reverse mortgage loans and the HMBS related obligations, a net gain of $9.6 million on the assets and liabilities of the Non-Residual Trusts and a loss of $1.2 million on derivatives associated with our corporate debt. Improved market pricing on HECM loans contributed to the net gain on HECM reverse mortgages and the HMBS related obligations of $7.3 million. Lower discount rates resulting from changes in market rates, higher than expected cash flows and a favorable spread on contractual interest income net of contractual interest expense contributed to the net fair value gain on the assets and liabilities of the Non-Residual Trusts. During 2012 we also recognized a loss on extinguishment of debt of $48.6 million related to the refinancing of our first lien term loan facility and extinguishment of our second lien term loan.

We recognized net fair value losses on assets and liabilities accounted for at fair value of $1.1 million for the year ended December 31, 2011, which included a net fair value loss of $0.9 million on the assets and liabilities of the Non-Residual Trusts due primarily to a decline in the forward London Interbank Offered Rate, or LIBOR, partially offset by a favorable spread on contractual interest income net of contractual interest expense. We also recognized other gains of $2.1 million from the reversal of the estimated contingent earn-out liability for Marix and $0.1 million on the extinguishment of mortgage-backed debt during 2011. Refer to Note 3 in the Notes to Consolidated Financial Statements for further information regarding the Marix earn-out contingency.

We recognized other gains of $4.7 million for the year ended December 31, 2010, which included a gain of $4.3 million on the extinguishment of $40.5 million in mortgage-backed debt and a gain of $0.4 million in the bargain purchase of Marix.

Income Tax Expense

Income tax expense decreased $73.6 million for the year ended December 31, 2012 as compared to 2011 and increased $59.0 million for the year ended December 31, 2011 as compared to 2010. These fluctuations result primarily from the recognition of a $62.7 million charge to income tax expense in 2011 for the impact of our loss of REIT qualification in connection with the acquisition of Green Tree and an increase in loss before income taxes for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Financial Condition — Comparison of Consolidated Financial Condition at December 31, 2012 to December 31, 2011

The acquisitions of RMS and S1L, in addition to certain financing transactions discussed below, had a significant impact on our consolidated balance sheet during the current year. Our total assets and liabilities increased $6.9 billion and $6.5 billion during the year to $11.0 billion and $10.1 billion, respectively, at December 31, 2012. Provided below is a summary of the consolidated balance sheet at December 31, 2012 as compared to December 31, 2011 (in thousands) and a discussion of the most significant variances in our assets, liabilities and stockholders’ equity at December 31, 2012 as compared to December 31, 2011.

	December 31,		Variance
	2012	2011
Assets
Cash and cash equivalents	$442,054	$18,739	$423,315
Restricted cash and cash equivalents	653,338	353,216	300,122
Residential loans, net	8,200,532	2,264,578	5,935,954
Receivables, net	259,009	229,779	29,230
Servicer and protective advances, net	173,047	140,690	32,357
Servicing rights, net	225,278	250,329	(25,051)
Goodwill	580,378	470,291	110,087
Intangible assets, net	161,926	137,482	24,444
Premises and equipment, net	137,785	130,410	7,375
Other assets	144,830	118,028	26,802

Total assets	$10,978,177	$4,113,542	$6,864,635

Liabilities and stockholders’ equity
Payables and accrued liabilities	260,610	217,929	42,681
Servicer payables	587,929	244,302	343,627
Servicing advance liabilities	100,164	107,039	(6,875)
Debt	1,146,249	742,626	403,623
Mortgage-backed debt	2,072,728	2,224,754	(152,026)
HMBS related obligations	5,874,552	—	5,874,552
Other liabilities	41,017	43,360	(2,343)

Total liabilities	$10,083,249	$3,580,010	$6,503,239

Stockholders’ equity	894,928	533,532	361,396

Total liabilities and stockholders’ equity	$10,978,177	$4,113,542	$6,864,635

Cash and cash equivalents increased $423.3 million during the current year. Cash increased primarily as a result of net proceeds generated from our registered underwritten public offerings of our common stock and convertible notes of $276.1 million and $280.4 million, respectively, and $251.6 million from refinancing our $500.0 million first lien term loan with a $700.0 million senior secured term loan facility. The total increase of $808.1 million was partially offset by a payment of $95.0 million used to partially fund our acquisition of RMS, $20.0 million used to fund our acquisition of S1L, and $294.4 million used to repay and terminate $265.0 million in outstanding borrowings under our second lien term loan and pay certain fees, expenses and premiums in connection therewith.

Restricted cash and cash equivalents consist largely of cash collected as a result of our servicing activities that are owed to third parties, or servicer payables. Restricted cash increased $300.1 million primarily as a result of $340.7 million in servicing activities and $9.0 million being held in escrow pending release to the sellers of RMS. This increase was primarily offset by a $40.0 million payout to the sellers of Green Tree and $4.9 million released from our insurance trust account due to our withdrawal from property reinsurance operations.

Residential loans, net increased $5.9 billion primarily as a result of reverse mortgage loans of $5.3 billion and $98.4 million acquired in connection with the acquisitions of RMS and S1L, respectively, and reverse mortgage loans of $565.2 million acquired subsequent to the acquisition of RMS, partially offset by payments of $33.2 million received from reverse mortgage loan borrowers. The RMS loans are offset by $5.9 billion in HMBS related obligations, which represent the proceeds from the transfer of HMBS securities that are accounted for as a secured borrowing.

Servicer payables consist of cash collected as a result of our servicing activities that are owed to third parties. The increase in servicer payables of $343.6 million was primarily due to collections of payoffs associated with government-sponsored refinancing programs that have not been remitted to third parties.

Debt increased $403.6 million as a result of the issuance of $290.0 million in convertible notes, the repayment and termination of our second lien term loan of $265.0 million with funds obtained through the issuance of the convertible notes, the refinancing of our $500.0 million first lien term loan for $700.0 million, and the recognition of $237.5 million in master repurchase agreements assumed in connection with the acquisitions of RMS and S1L.

Stockholders’ equity increased $361.4 million as a result of our offering of common stock, net of issuance costs of $276.1 million, the issuance of $41.3 million in common stock to partly fund the acquisition of RMS, and $48.7 million in value attributable to the beneficial conversion option of the convertible notes that we issued, partially offset by our net loss of $22.1 million.

Business Segment Results

We manage our Company in five primary reportable segments: Servicing, ARM, Insurance, Loans and Residuals and Reverse Mortgage. We measure the performance of our business segments through the following measures: income (loss) before income taxes, core earnings (loss) before income taxes and Adjusted EBITDA. Management considers core earnings (loss) before income taxes and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of the Company as a whole and of our business segments and for allocating capital resources to our segments. Core earnings (loss) before income taxes and Adjusted EBITDA are utilized to assess the underlying operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance.

In calculating income (loss) before income taxes, we allocate indirect expenses to our business segments and include these expenses in other expenses, net. During the first quarter of 2012, we revised the method of allocating costs to business segments and have recast the segment measures of the prior periods to reflect the new cost allocation method on a consistent basis for all periods presented. In segment reporting prior to the first quarter of 2012, the allocation of indirect expenses was based on segment profit or loss. The new method allocates indirect expenses to our Insurance segment based on the ratio of the number of policies to the number of accounts serviced and to our ARM, Reverse Mortgage and certain non-reportable segments based on headcount. All remaining indirect expenses are allocated to our Servicing segment. We do not allocate indirect expenses to our Loans and Residuals segment.

We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses and amounts to eliminate intercompany transactions between segments as other activity. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes, refer to Note 22 in the Notes to Consolidated Financial Statements.

Core earnings before income taxes consists of income before income taxes adjusted primarily for depreciation and amortization of the increased basis in assets acquired with Green Tree and RMS, or step-up depreciation and amortization; losses on extinguishment of debt; non-cash expenses including share-based compensation and amortization of debt issue costs; certain transaction charges and/or integration expenses to acquire Green Tree, RMS and S1L and combine our businesses and overhead functions; and the net non-cash fair value adjustments related to RMS and the Non-Residual Trusts. For a description of Adjusted EBITDA, refer to the Liquidity and Capital Resources section.

Reconciliation of GAAP Consolidated Income (Loss) Before Taxes to Core Earnings (Loss) Before Income Taxes and Adjusted EBITDA

Provided below is a reconciliation of our consolidated income (loss) before income taxes under GAAP to our core earnings (loss) before income taxes and Adjusted EBITDA (in thousands):

	For the Year Ended December 31, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$45,759	$8,528	$33,356	$15,928	$3,121	$(142,143)	$(35,451)
Core Earnings adjustments
Step-up depreciation and amortization	65,768	7,774	5,377	—	1,101	161	80,181
Losses on extinguishment of debt	—	—	—	—	—	48,579	48,579
Share-based compensation expense	10,171	868	2,167	—	153	847	14,206
Transaction and integration costs	2,722	—	—	—	—	13,060	15,782
Non-cash fair value adjustments	—	—	—	—	2,554	—	2,554
Non-cash interest expense	919	—	214	4,943	—	—	6,076
Net impact of Non-Residual Trusts	—	—	—	—	—	945	945
Other	—	—	—	—	—	1,269	1,269

Total adjustments	79,580	8,642	7,758	4,943	3,808	64,861	169,592

Core earnings (loss) before income taxes	125,339	17,170	41,114	20,871	6,929	(77,282)	134,141
Adjusted EBITDA adjustments
Interest expense on debt	129	—	—	—	—	77,216	77,345
Depreciation and amortization	18,706	—	—	—	841	—	19,547
Non-cash interest income	(2,725)	—	(655)	(14,501)	(119)	—	(18,000)
Provision for loan losses	—	—	—	13,352	—	—	13,352
Residual Trusts cash flows	—	—	—	9,342	—	—	9,342
Pro forma synergies	2,651	—	—	—	—	1,118	3,769
Other	1,489	39	77	(221)	22	819	2,225

Total adjustments	20,250	39	(578)	7,972	744	79,153	107,580

Adjusted EBITDA	$145,589	$17,209	$40,536	$28,843	$7,673	$1,871	$241,721

	For the Year Ended December 31, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$14,123	$1,374	$12,301	$31,540	$(65,471)	$(6,133)
Core Earnings adjustments
Step-up depreciation and amortization	35,729	3,906	2,674	—	15	42,324
Transaction and integration costs	—	—	—	—	19,179	19,179
Net impact of Non-Residual Trusts	—	—	—	—	6,855	6,855
Share-based compensation expense	3,427	192	1,183	—	195	4,997
Non-cash interest expense	607	—	513	1,901	—	3,021
Other	—	—	—	(1,646)	(1,624)	(3,270)

Total adjustments	39,763	4,098	4,370	255	24,620	73,106

Core earnings (loss) before income taxes	53,886	5,472	16,671	31,795	(40,851)	66,973
Adjusted EBITDA adjustments
Interest expense on debt	185	—	—	—	42,075	42,260
Non-cash interest income	(2,339)	—	(1,241)	(13,725)	—	(17,305)
Pro forma synergies	8,862	—	596	—	7,370	16,828
Pro forma monetized assets	—	—	—	(13,305)	—	(13,305)
Depreciation and amortization	10,709	—	32	—	13	10,754
Residual Trusts cash flows	—	—	—	9,108	—	9,108
Provision for loan losses	—	—	—	6,016	—	6,016
Other	872	43	295	1,872	(918)	2,164

Total adjustments	18,289	43	(318)	(10,034)	48,540	56,520

Adjusted EBITDA	$72,175	$5,515	$16,353	$21,761	$7,689	$123,493

	For the Year Ended December 31, 2010
	Servicing	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$(11,171)	$(4,975)	$53,579	$912	$38,345
Core Earnings adjustments
Share-based compensation expense	2,046	1,351	—	366	3,763
Non-cash interest expense	—	—	1,284	—	1,284
Other	—	—	—	244	244

Total adjustments	2,046	1,351	1,284	610	5,291

Core earnings (loss) before income taxes	(9,125)	(3,624)	54,863	1,522	43,636
Adjusted EBITDA adjustments
Residual Trusts cash flows	—	—	24,323	—	24,323
Non-cash interest income	—	—	(13,493)	—	(13,493)
Provision for loan losses	—	—	6,526	—	6,526
Depreciation and amortization	311	64	—	8	383
Other	362	511	(768)	51	156

Total adjustments	673	575	16,588	59	17,895

Adjusted EBITDA	$(8,452)	$(3,049)	$71,451	$1,581	$61,531

Provided below is a discussion of our financial results for our five primary reportable segments.

Servicing

As the nature and size of our Servicing business has changed significantly over the past two years due to the acquisition of Green Tree, the financial results may not be comparable across years. Provided below is a summary statement of operations for our Servicing segment, which also includes core earnings (loss) before income taxes and Adjusted EBITDA (in thousands):

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Servicing revenue and fees
Third parties	$375,485	$171,902	$2,267	$203,583	$169,635
Intercompany	20,428	25,363	19,971	(4,935)	5,392

Total servicing revenue and fees	395,913	197,265	22,238	198,648	175,027
Other income	2,773	2,993	280	(220)	2,713

Total revenues	398,686	200,258	22,518	198,428	177,740
Interest expense	4,882	3,096	—	1,786	3,096
Depreciation and amortization	84,474	46,438	311	38,036	46,127
Other expenses, net	262,515	135,994	33,378	126,521	102,616

Total expenses	351,871	185,528	33,689	166,343	151,839
Net fair value losses	(1,056)	(607)	—	(449)	(607)

Income (loss) before income taxes	45,759	14,123	(11,171)	31,636	25,294
Core Earnings adjustments
Step-up depreciation and amortization	65,768	35,729	—	30,039	35,729
Share-based compensation expense	10,171	3,427	2,046	6,744	1,381
Transaction and integration costs	2,722	—	—	2,722	—
Non-cash interest expense	919	607	—	312	607

Total adjustments	79,580	39,763	2,046	39,817	37,717

Core earnings (loss) before income taxes	125,339	53,886	(9,125)	71,453	63,011
Adjusted EBITDA adjustments
Depreciation and amortization	18,706	10,709	311	7,997	10,398
Non-cash interest income	(2,725)	(2,339)	—	(386)	(2,339)
Pro forma synergies	2,651	8,862	—	(6,211)	8,862
Interest expense on debt	129	185	—	(56)	185
Other	1,489	872	362	617	510

Total adjustments	20,250	18,289	673	1,961	17,616

Adjusted EBITDA	$145,589	$72,175	$(8,452)	$73,414	$80,627

Our Servicing segment recognized core earnings (loss) before income taxes of $125.3 million, $53.9 million and $(9.1) million for the years ended December 31, 2012, 2011 and 2010, respectively. Provided below is a summary of the key components of earnings for this segment.

Servicing Revenues and Fees

Servicing revenue and fees was $395.9 million and $197.3 million for the years ended December 31, 2012 and 2011, respectively, resulting in an increase of $198.6 million, which was due primarily to the increase in third party servicing revenues and fees. Third party servicing revenue and fees increased by $203.5 million primarily due to the inclusion of Green Tree for the entire current year as compared to six months of 2011 and a full year of servicing fees associated with the November and December 2011 boards of approximately 159,000 loans. The increase in third party servicing revenues and fees was offset by a decrease of $4.9 million in intercompany servicing revenue and fees due to a decrease in the rate of the fees charged to the Loans and Residuals segment. Servicing revenue and fees increased $175.0 million for the year ended December 31, 2011 as compared to 2010 due to the acquisition of Green Tree.

A summary of servicing revenue and fees for our Servicing segment is provided below (in thousands):

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Servicing fees	$292,908	$151,973	$20,553	$140,935	$131,420
Incentive and performance fees	64,417	31,321	1,055	33,096	30,266
Ancillary and other fees	38,588	13,971	630	24,617	13,341

Servicing revenue and fees	$395,913	$197,265	$22,238	$198,648	$175,027

Provided below is a summary of the unpaid principal balance of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned all of which are associated with forward mortgages and for which the Servicing segment receives intercompany servicing fees (in thousands):

	December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Servicing portfolio composition associated with forward mortgages
Third parties
First lien mortgages	$54,814,557	$60,267,669	$1,342,111	$(5,453,112)	$58,925,558
Second lien mortgages	10,008,324	11,857,226	6,218	(1,848,902)	11,851,008
Manufactured housing	9,818,686	11,130,515	—	(1,311,829)	11,130,515
Other	17,649	28,750	—	(11,101)	28,750

Total third parties	74,659,216	83,284,160	1,348,329	(8,624,944)	81,935,831
On-balance sheet residential loans and real estate owned associated with forward mortgages	2,549,050	2,749,894	1,882,675	(200,844)	867,219

Total servicing portfolio associated with forward mortgages	$77,208,266	$86,034,054	$3,231,004	$(8,825,788)	$82,803,050

Provided below is a summary of the number of accounts, unpaid principal balance, contractual servicing fee rate and past due status of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned all of which are associated with forward mortgages and for which the Servicing segment receives intercompany servicing fees (dollars in thousands):

	December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due(1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	338,854	$54,814,557	0.22%	15.68%
Second lien mortgages	238,690	10,008,324	0.44%	3.60%
Manufactured housing	323,481	9,818,686	1.08%	4.12%
Other	1,380	17,649	0.94%	4.01%

Total accounts serviced for third parties	902,405	74,659,216	0.36%	12.54%
On-balance sheet residential loans and real estate owned associated with forward mortgages	58,637	2,549,050		8.25%

Total servicing portfolio associated with forward mortgages	961,042	$77,208,266		12.39%

	December 31, 2011
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due(1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	341,514	$60,267,669	0.21%	11.63%
Second lien mortgages	274,912	11,857,226	0.44%	4.63%
Manufactured housing	360,528	11,130,515	1.08%	4.36%
Other	2,576	28,750	1.00%	2.89%

Total accounts serviced for third parties	979,530	83,284,160	0.36%	9.66%
On-balance sheet residential loans and real estate owned associated with forward mortgages	62,027	2,749,894		7.36%

Total servicing portfolio associated with forward mortgages	1,041,557	$86,034,054		9.40%

(1)

Past due status is measured based on either the MBA method or the OTS method as specified in the servicing agreement. Under the MBA method, a loan is considered past due if its monthly payment is not received by the end of the day immediately preceding the loan’s next due date. Under the OTS method, a loan is considered past due if its monthly payment is not received by the loan’s due date in the following month.

Depreciation and Amortization

Depreciation and amortization expense includes amortization of certain intangible assets capitalized in connection with the acquisition of Green Tree including servicing rights related to servicing and sub-servicing agreements, customer and institutional relationship intangibles of the Servicing business, and capitalized software development costs. Depreciation and amortization increased $38.0 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of Green Tree for the entire current year as compared to six months of 2011. Depreciation and amortization increased $46.1 million for the year ended December 31, 2011 as compared to 2010, due primarily to the acquisition of Green Tree.

Other Expenses, Net

Other expense, net consists primarily of costs related to salaries and benefits, technology and communications, occupancy and general and administrative expenses as well as allocated indirect expenses. Other expense, net increased $126.5 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of Green Tree for the entire current year as compared to six months of 2011. Other expense, net increased $102.6 million for the year ended December 31, 2011 as compared to 2010 due to $69.7 million in direct costs of Green Tree incurred since the acquisition date, which included expenses for additional staffing and technology to support the new business added; $9.9 million in additional costs related to having a full year of costs for Marix in 2011 as opposed to two months of costs in 2010; as well as a higher amount of allocated corporate expenses.

Assets Receivables Management

Our ARM business, which was acquired as part of the Green Tree acquisition, performs collections of delinquent balances on loans serviced by us for third parties after they have been charged off. Provided below is a summary statement of operations for our ARM segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Years Ended December 31,
	2012	2011	Variance
Servicing revenue and fees
Third parties	$38,351	$14,275	$24,076
Intercompany	525	—	525

Total servicing revenue and fees	38,876	14,275	24,601
Other income	49	—	49

Total revenues	38,925	14,275	24,650
Depreciation and amortization	7,774	3,906	3,868
Other expenses, net	22,623	8,995	13,628

Total expenses	30,397	12,901	17,496
Income before income taxes	8,528	1,374	7,154
Core Earnings adjustments
Step-up depreciation and amortization	7,774	3,906	3,868
Share-based compensation expense	868	192	676

Total adjustments	8,642	4,098	4,544

Core earnings before income taxes	17,170	5,472	11,698
Adjusted EBITDA adjustments
Other	39	43	(4)

Total adjustments	39	43	(4)

Adjusted EBITDA	$17,209	$5,515	$11,694

Gross collections	$137,240	$51,898	$85,342

Our ARM segment recognized core earnings before income taxes of $17.2 million and $5.5 million for the years ended December 31, 2012 and 2011, respectively. Provided below is a summary of the key components of earnings for this segment.

Servicing Revenues and Fees

Servicing revenue and fees consists of asset recovery revenue. Servicing revenue and fees was $38.9 million and $14.3 million for the years ended December 31, 2012 and 2011, respectively, resulting in an increase of $24.6 million which is due to having a full year of revenue in the current year compared to having six months of revenue in 2011 and an overall growth in collections.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of amortization of the customer-relationship intangible asset recognized for our ARM business in connection with the acquisition of Green Tree. Depreciation and amortization increased $3.9 million for the year ended December 31, 2012 as compared to 2011 as a result of having a full year of depreciation and amortization in the current year compared to having six months of depreciation and amortization in 2011.

Other Expenses, Net

Other expense, net consists primarily of costs related to salaries and benefits, technology and communications, occupancy and general and administrative expenses as well as allocated indirect expenses. Other expense, net increased $13.6 million for the year ended December 31, 2012 as compared to 2011 due primarily to having a full year of expenses in the current year compared to having six months of expenses in 2011 and the overall growth of our ARM business.

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

Provided below is a summary statement of operations for our Insurance segment, which also includes core earnings (loss) before income taxes and Adjusted EBITDA (in thousands):

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Insurance revenue
Third parties	$73,249	$41,651	$9,163	$31,598	$32,488
Intercompany	—	2,101	2,350	(2,101)	(249)

Total insurance revenue	73,249	43,752	11,513	29,497	32,239
Other income	659	1,245	322	(586)	923

Total revenues	73,908	44,997	11,835	28,911	33,162
Depreciation and amortization	5,377	2,706	64	2,671	2,642
Other expenses, net	35,175	29,990	16,746	5,185	13,244

Total expenses	40,552	32,696	16,810	7,856	15,886

Income (loss) before income taxes	33,356	12,301	(4,975)	21,055	17,276
Core Earnings adjustments
Step-up depreciation and amortization	5,377	2,674	—	2,703	2,674
Share-based compensation expense	2,167	1,183	1,351	984	(168)
Non-cash interest expense	214	513	—	(299)	513

Total adjustments	7,758	4,370	1,351	3,388	3,019

Core earnings (loss) before income taxes	41,114	16,671	(3,624)	24,443	20,295
Adjusted EBITDA adjustments
Non-cash interest income	(655)	(1,241)	—	586	(1,241)
Pro forma synergies	—	596	—	(596)	596
Depreciation and amortization	—	32	64	(32)	(32)
Other	77	295	511	(218)	(216)

Total adjustments	(578)	(318)	575	(260)	(893)

Adjusted EBITDA	$40,536	$16,353	$(3,049)	$24,183	$19,402

Provided below is a summary of net written premiums (in thousands) and a summary of outstanding policies written:

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net written premiums
Lender placed	$87,094	$45,063	$6,036	$42,031	$39,027
Voluntary	81,611	40,833	5,376	40,778	35,457

Total net written premiums	$168,705	$85,896	$11,412	$82,809	$74,484

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Number of outstanding policies written
Lender placed	108,800	108,766	6,188	34	102,578
Voluntary	85,040	98,475	7,448	(13,435)	91,027

Total outstanding policies written	193,840	207,241	13,636	(13,401)	193,605

Our Insurance segment recognized core earnings (loss) before income taxes of $41.1 million, $16.7 million and $(3.6) million for the years ended December 31, 2012, 2011 and 2010, respectively. Provided below is a summary of the key components of earnings for this segment.

Insurance Revenue

Insurance revenue primarily includes commission and reinsurance income as well as ancillary and other income. Insurance revenue was $73.2 million and $43.8 million for the years ended December 31, 2012 and 2011, respectively, resulting in an increase of $29.4 million, which was due primarily to having a full year of Green Tree insurance revenue in the current year as compared to six months in 2011. Net written premiums for the year ended December 31, 2012 increased to almost twice the number written for the year ended December 31, 2011. Insurance revenue increased $32.2 million for the year ended December 31, 2011 as compared to 2010 due to the recognition of $22.9 million in commission revenue by Green Tree. This reflects an increase in the number of net written premiums of 74,484 in 2011, or over six times the number written in 2010 as a result of the acquisition of Green Tree and new business from the loans added to our servicing portfolio.

Depreciation and Amortization

Depreciation and amortization, which includes amortization relating to intangible assets associated with our Insurance business, increased $2.7 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of Green Tree for the entire current year as compared to six months of 2011. Depreciation and amortization increased $2.6 million for the year ended December 31, 2011 as compared to 2010, as a result of amortization of intangible assets acquired in conjunction with the acquisition of Green Tree.

Other Expenses, Net

Other expenses, net consists primarily of salaries and benefits, technology and communications, occupancy, general and administrative, claims expense and allocated indirect expenses. Other expenses, net increased $5.2 million for the year ended December 31, 2012 as compared to 2011 due to having a full year of Green Tree expenses in the current year compared to having six months of Green Tree expenses in 2011 partially offset by a reduction in claims expense of $3.2 million. Other expenses, net increased $13.2 million for the year ended December 31, 2011 as compared to 2010 due to having six months of Green Tree expenses and an increase in claims expense of $3.1 million due to severe wind storm damage claims.

Loans and Residuals

Our Loans and Residuals segment consists of the residential loans, real estate owned and mortgage-backed debt of the Residual Trusts, as well as unencumbered residential loans and real estate owned. The entire portfolio of residential loans and real estate owned of the Loans and Residuals segment is comprised of forward-related mortgages. Through this business, we seek to earn a spread from the interest income we earn on the residential loans less the credit losses we incur on these loans and the interest expense we pay on the mortgage-backed debt issued to finance the loans.

Provided below is a summary statement of operations for our Loans and Residuals segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Interest income	$154,351	$164,794	$166,188	$(10,443)	$(1,394)
Interest expense	(96,337)	(91,075)	(81,729)	(5,262)	(9,346)

Net interest income	58,014	73,719	84,459	(15,705)	(10,740)
Provision for loan losses	(13,352)	(6,016)	(6,526)	(7,336)	510

Net interest income after provision for loan losses	44,662	67,703	77,933	(23,041)	(10,230)
Other gains (losses)	(116)	1,060	4,258	(1,176)	(3,198)
Other income	5	—	269	5	(269)
Intercompany expense	(11,776)	(22,546)	(22,321)	10,770	(225)
Other expenses, net	(16,847)	(14,677)	(6,560)	(2,170)	(8,117)

Total other expenses, net	(28,734)	(36,163)	(24,354)	7,429	(11,809)

Income before income taxes	15,928	31,540	53,579	(15,612)	(22,039)
Core Earnings adjustments
Non-cash interest expense	4,943	1,901	1,284	3,042	617
Other	—	(1,646)	—	1,646	(1,646)

Total adjustments	4,943	255	1,284	4,688	(1,029)

Core earnings before income taxes	20,871	31,795	54,863	(10,924)	(23,068)
Adjusted EBITDA adjustments
Non-cash interest income	(14,501)	(13,725)	(13,493)	(776)	(232)
Provision for loan losses	13,352	6,016	6,526	7,336	(510)
Residual Trusts cash flows	9,342	9,108	24,323	234	(15,215)
Pro forma monetized assets	—	(13,305)	—	13,305	(13,305)
Other	(221)	1,872	(768)	(2,093)	2,640

Total adjustments	7,972	(10,034)	16,588	18,006	(26,622)

Adjusted EBITDA	$28,843	$21,761	$71,451	$7,082	$(49,690)

Provided below is a summary of the residential loan portfolio, the mortgage-backed debt and real estate owned of the Loans and Residuals Segment as well as certain ratios (dollars in thousands):

	December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Residential loans, net of cost basis adjustments	$1,510,756	$1,605,688	$1,637,392	$(94,932)	$(31,704)
Allowance for loan losses	(20,435)	(13,824)	(15,907)	(6,611)	2,083

Residential loans, net	1,490,321	1,591,864	1,621,485	(101,543)	(29,621)
Mortgage-backed debt, net of discounts	1,315,442	1,413,509	1,281,555	(98,043)	131,954
Real estate owned
Carrying value	$49,089	$53,651	$67,629	$(4,562)	$(13,978)
Number of units	842	867	1,041	(25)	(174)
Delinquencies(1)
30 days or more past due	7.01%	5.73%	4.68%	1.28%	1.05%
90 days or more past due	4.63%	3.99%	2.65%	0.64%	1.34%
Allowance as % of residential loans(2)	1.35%	0.86%	0.97%	0.49%	-0.11%

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net charge-offs	$6,741	$8,099	$8,280	$(1,358)	$(181)
Charge-off ratio(3)	0.43%	0.50%	0.50%	-0.07%	0.00%
Coverage ratio(4)	303.14%	170.69%	192.11%	132.45%	-21.42%

(1)	Delinquency rates are calculated based on unpaid principal balance.

(2)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.

(3)

The charge-off ratio is calculated as charge-offs, net of recoveries divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.

(4)	The coverage ratio is calculated as period end allowance for loan losses divided by charge-offs, net of recoveries.

Our Loans and Residuals segment recognized core earnings before income taxes of $20.9 million, $31.8 million and $54.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. These earnings primarily reflect the positive spread we earn on the residuals we hold in the Residual Trusts. Provided below is a summary of the key components of earnings for this segment.

Net Interest Income

Net interest income was $58.0 million, $73.7 million and $84.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net interest income, net interest margin and net interest spread decreased $15.7 million, 83 basis points and 57 basis points, respectively, in 2012 as compared to 2011 primarily due to the decline in residential loans at amortized cost balance and a lower related yield of 27 basis points resulting from an increase in delinquencies that are 90 days or more past due.

Net interest income and net interest margin decreased $10.7 million and 57 basis points, respectively, in 2011 as compared to 2010 as we securitized unencumbered residential loans in order to partly fund the acquisition of Green Tree. In June 2011, we securitized unencumbered residential loans which resulted in the issuance of $102.0 million in mortgage-backed debt by a consolidated securitization trust. In addition, in May and June of 2011, we also monetized $85.1 million in mortgage-backed debt that had been held by us and reissued $36.0 million in mortgage-backed debt that had previously been extinguished. Our net interest spread for 2011 decreased 26 basis points due to the higher average rate on our mortgage-backed debt of 35 basis points offset in part by higher yielding residential loans acquired at the end of 2010 and in the first half of 2011.

Provided below is a summary of our average yields and rates and the net interest spread and margin on our portfolio (in thousands, except data in percentages):

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Residential loans at amortized cost
Interest income	$154,351	$164,794	$166,188	$(10,443)	$(1,394)
Average balance	1,560,423	1,621,540	1,649,700	(61,117)	(28,160)
Average yield	9.89%	10.16%	10.07%	-0.27%	0.09%
Mortgage-backed debt at amortized cost
Interest expense	$96,337	$91,075	$81,729	$5,262	$9,346
Average balance	1,364,200	1,347,532	1,274,505	16,668	73,027
Average rate	7.06%	6.76%	6.41%	0.30%	0.35%
Net interest income	$58,014	$73,719	$84,459	$(15,705)	$(10,740)
Net interest spread(1)	2.83%	3.40%	3.66%	-0.57%	-0.26%
Net interest margin(2)	3.72%	4.55%	5.12%	-0.83%	-0.57%

(1)	Net interest spread is calculated by subtracting the average rate on mortgage-backed debt at amortized cost from the average yield on residential loans at amortized cost.

(2)	Net interest margin is calculated by dividing net interest income by the average balance of the residential loans at amortized cost.

Provision for Loan Losses

The provision for loan losses reflects the recognition of incurred credit losses on the residential loans held by the Residual Trusts and our unencumbered forward residential loan portfolio. The provision for loan losses increased by $7.3 million for 2012 as compared to 2011 due to unfavorable trends in severity rates and delinquencies in 2012. Higher loss severities were impacted by the sale of aged real estate owned inventory and continued pricing challenges in the rural southeastern United States real estate market.

Our provision for loan losses decreased by $0.5 million for 2011 as compared to 2010, which reflects a lower level of foreclosures in 2011, particularly during the first six months of the year, as compared to 2010. This favorable trend in the number of foreclosures reduced the level required for the allowance for loan losses. For further information regarding the credit quality of our residential loan portfolio and related trends, refer to the Credit Risk Management section.

Intercompany Expenses

Our Loans and Residuals segment is charged a fee from the Servicing segment for performing servicing activities for the residential loans and real estate owned of the Loans and Residuals segment. In addition, during 2011 this segment was charged a commission from the Insurance segment for insurance policies written on real estate owned held by the Loans and Residuals segment. Intercompany expenses decreased by $10.8 million for 2012 as compared to 2011 due to a decrease in the rate of the fees charged from the Servicing segment.

Other Expenses, Net

Other expenses, net consists primarily of real estate owned expenses, net and expenses incurred to protect the collateral underlying the residential loans held by the Loans and Residuals segment. Other expenses, net increased by $2.2 million for the year ended December 31, 2012 as compared to 2011 due to an increase of $7.4 million resulting from operational changes in protection of the collateral offset by a decrease in real estate owned expenses of $5.3 million, primarily due to lower real estate owned holding costs and favorable trends in fair value adjustments required on real estate owned. Other expenses, net increased $8.1 million for the year ended December 31, 2011 as compared to 2010 due to higher charges for the declines in the fair value of real estate owned of $4.0 million.

Reverse Mortgage

Our Reverse Mortgage business segment includes operations that perform servicing for third-party investors in reverse mortgage loans and other ancillary services for the reverse mortgage market. Our Reverse Mortgage business also holds a mortgage portfolio of HECM reverse mortgages. Provided below is a summary statement of operations for our Reverse Mortgage segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

For the Year Ended December 31, 2012
Servicing revenue and fees	$5,134
Other income	1,858

Total revenues	6,992
Interest expense	1,217
Depreciation and amortization	1,942
Other expenses, net	7,991

Total expenses	11,150
Net fair value gains	7,279

Income before income taxes	3,121
Core Earnings adjustments
Non-cash fair value adjustments	2,554
Step-up depreciation and amortization	1,101
Share-based compensation expense	153

Total adjustments	3,808

Core earnings before income taxes	6,929
Adjusted EBITDA adjustments
Depreciation and amortization	841
Non-cash interest income	(119)
Other	22

Total adjustments	744

Adjusted EBITDA	$7,673

Our Reverse Mortgage segment recognized core earnings before income taxes of $6.9 million for the two months since the acquisition of RMS on November 1, 2012. Provided below is a summary of the key components of earnings for this segment.

Servicing Revenue and Fees

Servicing revenue and fees for the Reverse Mortgage business includes contractual servicing fees and ancillary and other fees on our third-party reverse mortgage portfolio. Provided below is summary of our servicing portfolio associated with reverse mortgages (dollars in thousands):

	December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Contractual Servicing Fee
Servicing portfolio associated with reverse mortgages	42,855	$7,454,306	17.50%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	35,084	5,431,617

Total servicing portfolio associated with reverse mortgages	77,939	$12,885,923

Expenses

Interest expense for the Reverse Mortgage business consists of the cost of debt for the RMS origination funding facilities. Depreciation and amortization expense for the Reverse Mortgage business includes depreciation and amortization, including step-up depreciation and amortization, for premises and equipment, intangible assets and servicing rights acquired in connection with the acquisition of RMS.

Net Fair Value Gains

Net fair value gains includes the impact on income resulting from our election to account for on-balance sheet reverse mortgage loans and the HMBS related obligations at fair value. Improved market pricing on HECM loans contributed to the net gain on HECM reverse mortgages and the HMBS related obligations of $7.3 million.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions, servicing advances, origination of mortgage loans and other general business needs. We recognize the need to have liquid funds available to operate and grow our business and it is our policy to have adequate liquidity at all times. Our liquidity, measured as cash and cash equivalents plus borrowing capacity available on our Revolver, was $566.8 million at December 31, 2012.

Our principal sources of liquidity are the cash flows generated from our Servicing, Reverse Mortgage, ARM and Insurance businesses, funds obtained from our revolver, master repurchase agreements, servicing advance facilities, issuance of HMBS securities, cash releases from the Residual Trusts, as well as cash proceeds from the issuance of equity and debt, and other available financing activities.

We believe that, based on current forecasts and anticipated market conditions, our current liquidity of $566.8 million plus the January 2013 expansion of our first lien senior secured term loan discussed below, along with the funds generated from our operating cash flows, loan portfolio, revolver, servicing advance facilities, master repurchase agreements, issuance of HMBS securities, and other available sources of liquidity will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, mortgage-backed originations, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next twelve months. We expect to generate adequate cash flows to fund our operations on both a short and long term basis principally from our servicing and origination operations and expect to fund future growth opportunities with capital obtained from external sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including changes in the mortgage servicing markets, interest rates, continued availability of financing including the renewal of existing servicing advance facilities and master repurchase agreements, access to equity markets, and conditions in the debt markets. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.

We used a portion of the net proceeds from our public offering of common stock and the refinancing and expansion of our first lien credit facility of $276.1 million and $1.1 billion, respectively, to fund current acquisitions including the recently announced acquisitions of certain servicing and originations operations of ResCap for a total consideration of approximately $492.0 million and Fannie Mae mortgage servicing rights, or MSR, for a total consideration of approximately $495.7 million, of which $247.8 million was paid at closing. The Fannie Mae MSR acquisition and the ResCap acquisition include related servicer advances that will be partially funded through existing advance financing facilities. We intend to use a portion of the remaining net proceeds from our public offering of equity and refinancing of debt to make a payment on the remaining consideration of approximately $247.9 million due on the acquisition of Fannie Mae MSRs. We anticipate that future acquisitions of MSRs could be financed with debt and/or obtaining capital provided by a financing partner, similar to the other MSR structures in the market today.

Servicing Business

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual payment requirements for certain investors and to pay taxes, insurance and foreclosure costs and various other items that are required to preserve the assets being serviced. In the normal course of business, we borrow money to fund certain of these servicing advances. We rely upon various counterparties to provide us with financing to fund a portion of our servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Our ability to fund servicing advances is a significant factor that affects our liquidity and we depend upon our ability to secure these types of arrangements on acceptable terms and to renew or replace existing financing facilities as they expire. The servicing advance financing agreements that support our servicing operations consist of the following:

Servicer Advance Reimbursement Agreement

In July 2012, we renewed our Servicer Advance Reimbursement Agreement, which provides for the reimbursement of certain principal and interest and protective advances that are our responsibility under certain servicing agreements. The agreement provides for a reimbursement amount of up to $150.0 million. The agreement was subsequently amended in January 2013 to revise the reimbursement amount to $585.0 million during February and March 2013 and $370.0 million thereafter. The cost of this agreement is LIBOR plus 2.50% on certain amounts that are reimbursed as of December 31, 2012 and LIBOR plus 2.50% or 3.50% on certain amounts that are reimbursed effective January 2013. The early reimbursement period expires in June 2013 or upon 120 days after written notice. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. We had $35.6 million outstanding under this agreement at December 31, 2012.

Receivables Loan Agreement

In May 2012, we renewed our three-year Receivables Loan Agreement that provides borrowings up to $75.0 million and is collateralized by certain principal and interest, taxes and insurance and other corporate advances reimbursable from securitization trusts serviced by us. The principal payments on the note are paid from the recoveries or repayment of underlying advances. Accordingly, the timing of the principal payments are dependent on the recoveries or repayment of underlying advances that collateralize the note. The interest cost under the renewed agreement, which matures in July 2015, is LIBOR plus 3.25%. We had $64.6 million outstanding under this agreement at December 31, 2012.

Forward Mortgage Originations Business

Historically our forward mortgage originations business has been insignificant to our overall operations; however, we anticipate significant future growth of this business with our acquisition of the ResCap loan originations platform. We utilize master repurchase agreements to support our originations of forward mortgage loans. The facilities had an aggregate capacity of $85.1 million at December 31, 2012 and outstanding balances were insignificant. The interest rates on the facilities are primarily based on LIBOR plus 3.25% and in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through December 2013. These facilities are secured by certain mortgage loans and provide creditors a collateralized interest in mortgage loans that meet the eligibility requirements under the terms of the particular facility. The source of repayment of these facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination production volume.

In February and March 2013, to support the ResCap loan origination platform, we entered into two master repurchase agreements with an aggregate capacity amount of $1.0 billion and we continue to negotiate additional origination funding facilities, however, there can be no assurance that these facilities will be available to us in the future. Any additional capital needed to fund the growth and ramp-up of the forward mortgage originations business will be funded through excess cash on hand, if any, or other external sources, if available.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. We were in compliance with all covenants at December 31, 2012.

Reverse Mortgage Origination Business

In connection with the acquisition of RMS, we finance the capital required to originate or purchase HECM reverse mortgage loans through master repurchase agreements; however there can be no assurance that these origination funding facilities will be available to us in the future. These agreements were entered into in conjunction with our acquisitions of RMS and S1L in November and December 2012, respectively. The facilities have an aggregate capacity amount of $317.0 million. The interest rates on the facilities are primarily based on LIBOR plus between 2.75% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through November 2013. We had $249.3 million outstanding under these master repurchase agreements secured by $253.5 million in residential loans at December 31, 2012. In February 2013, we entered into an additional master repurchase agreement with an aggregate capacity of $100.0 million and we expanded two existing facilities by an additional $75.0 million.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. At December 31, 2012, RMS would not have been in compliance with certain financial covenants contained in its master repurchase agreements due to the amount of goodwill associated with the accounting treatment of the securitization of reverse mortgage loans and related issuance of HMBS obligations. As a result, RMS obtained waivers from each respective counterparty waiving the requirement to comply with these financial covenants at December 31, 2012.

We permanently fund HECM reverse mortgage loans through the GNMA issuance process. The proceeds from the transfer of the HMBS securities are accounted for as a secured borrowing under the fair value option and classified on the consolidated balance sheet as a HMBS related obligation. At December 31, 2012, the total balance outstanding on the HMBS related obligations was $5.9 billion. At December 31, 2012, $5.2 billion of HECM reverse mortgage loans and real estate owned were pledged as collateral to the mortgage-backed debt of the GNMA securitization pools and are not available to satisfy the claims of creditors of the Company. In addition, the holders of the HMBS beneficial interests have recourse to the extent of their participation in the HMBS loans but not to the general net assets of the Company.

Borrower remittances received on the HECM reverse mortgage loans, if any, and proceeds received from the sale of real estate owned collateralizing the related mortgage-backed debt and our funds used to repurchase HECM reverse mortgage loans are used to reduce the HMBS related obligations by making payments to the pool which will then remit the payment to the beneficial interest holders of the mortgage-backed debt. The maturity of the HMBS related obligations is directly affected by the rate of payments on the collateral and events of default as stipulated in the HECM reverse mortgage loan agreements with borrowers. As an HMBS issuer, the Company assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the HMBS pools once they reach certain limits. Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements.

RMS is required to maintain regulatory compliance with HUD, GNMA and Fannie Mae program requirements, some of which are financial covenants related to minimum levels of net worth and other financial ratios. Due to the accounting treatment for reverse mortgage loan securitizations and the related issuance of HMBS obligations, RMS has obtained an indefinite waiver for certain of these requirements from GNMA and through June 30, 2013 from Fannie Mae. In addition, we have provided a guarantee beginning on the date of acquisition, November 1, 2012, whereby we guarantee RMS’ performance and obligations under the GNMA Mortgage-Backed Securities Program. In the event that we fail to honor this guaranty, GNMA could terminate

RMS’s status as a qualified issuer of mortgage-backed securities as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse mortgage loans backed by GNMA guaranteed mortgage-backed securities. GNMA has affirmed RMS’ current commitment authority to issue HMBS securities.

Corporate Debt

Term Loans and Revolver

In July 2011, we entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans, to partially fund the acquisition of Green Tree. Also in July 2011, we entered into a $45 million senior secured revolving credit facility, or 2011 Revolver, which was subsequently increased to $90 million.

In October 2012, we repaid and terminated the second lien term loan with funds obtained through the issuance of convertible notes. See further discussion in the Convertible Notes section below. In November 2012, we refinanced our first lien term loan with a $700 million secured term loan, or 2012 Term Loan, and refinanced our 2011 Revolver with a $125 million secured revolving credit facility, or 2012 Revolver. Our obligations under the 2012 Term Loan and 2012 Revolver are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets and substantially all assets of the guarantor subsidiaries, subject to certain exceptions the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts and the residential loans of the GNMA securitization pools. See additional information at Note 4 in the Notes to Consolidated Financial Statements. The terms of the 2012 Term Loan and 2012 Revolver are summarized in the table below.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$700 million term loan(1)	LIBOR plus 4.50%, LIBOR floor of 1.25%	5.00% per annum beginning 4th quarter of 2012; remainder at final maturity	November 28, 2017
$125 million revolver	LIBOR plus 4.50%	Bullet payment at maturity	November 28, 2017

(1)	In January 2013, we completed an $825 million incremental amendment to our existing 2012 Term Loan.

In addition to the required amortization payments noted in the table above, the 2012 Term Loan requires us to prepay outstanding principal with 50% of excess cash flows as defined by the credit agreement when our Total Leverage Ratio is greater than 2.5, 25% of excess cash flows when our Total Leverage Ratio is less than or equal to 2.5 but greater than 2.0, and does not require a prepayment when our Total Leverage Ratio is less than or equal to 2.0. These excess cash flow payments, if required, will be made during the first quarter of each fiscal year beginning in 2014. Additional mandatory payments are required from all net proceeds associated with certain new indebtedness and net proceeds relating to certain sales of assets or recovery events, all subject to certain exceptions.

The capacity under the 2012 Revolver allows requests for the issuance of LOCs of up to $25 million or total cash borrowings of up to $125 million less any amounts outstanding in issued LOCs. During the year ended December 31, 2012, there were no borrowings or repayments under the 2011 Revolver and the 2012 Revolver. At December 31, 2012, we had outstanding $0.3 million in an issued LOC with remaining availability under the 2012 Revolver of $124.7 million. The commitment fee on the unused portion of the 2012 Revolver is 0.50% per year. We incurred $14.3 million in deferred debt issuance costs and original issue discount associated with the issuance of the 2012 Term Loan and 2012 Revolver. At December 31, 2012, we had interest rate caps and a swaption with notional amounts of $391.0 million and $175.0 million, respectively. We use the interest rate caps and swaption as a hedge to the cash flow risk related to the variability in interest rate payments.

The 2012 Term Loan and 2012 Revolver contain customary events of default and covenants, including among other things, financial covenants, covenants that restrict our and our subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or consolidations, and make investments. Financial covenants that must be maintained include an Interest Coverage Ratio and a Total Leverage Ratio as defined in the credit agreement. Non-compliance with the Interest Coverage Ratio or the Total Leverage Ratio could result in the requirement to immediately repay all amounts outstanding under the 2012 Term Loan and 2012 Revolver and the termination of all commitments under the 2012 Revolver. These ratios are based on EBITDA, adjusted to conform to requirements of the credit agreement, or Pro Forma Adjusted EBITDA. Pro Forma Adjusted EBITDA is defined for purposes of the 2012 Term Loan and 2012 Revolver covenants as net income (loss) plus interest, provision for income taxes and depreciation and amortization, and adjustments for certain specified items as defined in the credit agreement, including pro forma adjustments as specified by the agreement.

The Interest Expense Coverage Ratio is calculated by dividing Pro Forma Adjusted EBITDA by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing four-quarter basis preceding the measurement date. The Total Leverage Ratio is calculated by dividing consolidated total indebtedness as of the measurement date by Pro Forma Adjusted EBITDA as measured on a trailing four-quarter basis preceding the measurement date. Beginning on March 31, 2013, the 2012 Term Loan and Revolver require a minimum Interest Expense Coverage Ratio of 2.25:1.00 increasing to 2.50:1.00 by the end of 2015, and allows for a maximum Total Leverage Ratio of 5.00:1.00 being reduced over time to 4.00:1.00 by the end of 2015.

Pro Forma Adjusted EBITDA is a material component of these covenants. Pro Forma Adjusted EBITDA is not a presentation made in accordance with GAAP and should not be considered as an alternative to (1) net income (loss) or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, Pro Forma Adjusted EBITDA is not intended to be a measure of free cash flow for our discretionary use, as it does not consider certain cash payments required for interest, taxes and debt service. Our presentation of Pro Forma Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentation of Pro Forma Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that the presentation of Pro Forma Adjusted EBITDA is appropriate to provide additional information about the calculation of the financial covenants in the debt agreement.

Provided below is a reconciliation of our loss before income taxes, which is a GAAP measure of our operating results, to Pro Forma Adjusted EBITDA, which has been calculated in accordance with the definitions in the 2012 Term Loan and 2012 Revolver, as applicable (in thousands).

For the Year Ended December 31, 2012
Loss before income taxes	$(35,451)
Add:
Deprecation and amortization	99,728
Interest expense on debt	77,345

EBITDA	141,622
Add:
Losses on extinguishment of debt	48,579
Non-cash share-based compensation expense	14,206
Provision for loan losses	13,352
Transaction and integration-related costs	15,782
Residual Trusts cash flows(1)	9,342
Pro forma synergies(2)	3,769
Non-cash interest expense	6,076
Non-cash fair value adjustments	2,554
Net impact of Non-Residual Trusts(3)	945
Other(4)	3,494

Sub-total	118,099
Less:
Non-cash interest income	(18,000)

Sub-total	(18,000)

Adjusted EBITDA	241,721
Pro forma acquisition adjustments(5)	70,500

Pro Forma Adjusted EBITDA	$312,221

(1)	Represents cash flows in excess of overcollateralization requirements that have been released to us from the Residual Trusts.

(2)	Represents the remaining pro-forma transaction-related synergies adjustment for 2012 made in accordance with our 2012 Term Loan and 2012 Revolver agreement.

(3)	Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans included in our income before income taxes.

(4)	Represents other cash and non-cash non-recurring adjustments included in our income before income taxes.

(5)

Represents pro forma adjustments associated with permitted acquisitions as if they occurred as of January 1, 2012. These pro forma adjustments have been made in accordance with our 2012 Term Loan and 2012 Revolver agreement.

Convertible Notes

In October 2012, we closed on a registered underwritten public offering of $290.0 million aggregate principal amount of 4.50% convertible senior subordinated notes, or the Convertible Notes. The Convertible Notes will pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per year, and will mature on November 1, 2019.

Prior to May 1, 2019, the Convertible Notes will be convertible only upon specified events and during specified periods, and, on or after May 1, 2019, at any time. The Convertible Notes will initially be convertible at a conversion rate of 17.0068 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $58.80 per share. Upon conversion, we may pay or deliver, at our option, cash, shares of our common stock, or a combination of cash and shares of common stock.

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

Residual and Non-Residual Trusts

The cash proceeds from the repayment of the collateral held in the Residual and Non-Residual Trusts are owned by the trusts and serve to only repay the obligations of the trusts unless, for the Residual Trusts, certain overcollateralization or other similar targets are satisfied, in which case, the excess cash is released to us assuming no trigger event has occurred.

The Residual Trusts, with the exception of WIMC Capital Trust 2011-1, or Trust 2011-1, contain delinquency and loss triggers, that, if exceeded, allocate any excess cash flows to paying down the outstanding mortgage-backed notes for that particular trust at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash from these trusts is released to us. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by us, until all amounts due on the senior notes are fully paid.

Since January 2008, Mid-State Capital Corporation 2006-1 Trust has exceeded its delinquency and cumulative loss rate triggers and has not provided any excess cash flow to us. Beginning in September 2012, Mid-State Capital Corporation 2005-1 Trust exceeded its delinquency rate trigger. Provided below is a table summarizing the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts:

	Delinquency Trigger	Delinquency Rate		Cummulative Loss Trigger	Cumulative Loss Rate
		December 31, 2012	December 31, 2011		December 31, 2012	December 31, 2011
Mid-State Trust IV	(1)	—	—	10.00%	4.34%	4.29%
Mid-State Trust VI	8.00%	2.74%	2.36%	8.00%	5.33%	5.14%
Mid-State Trust VII	8.50%	3.07%	1.89%	1.50%	0.60%	0.04%
Mid-State Trust VIII	8.50%	2.69%	2.07%	1.50%	0.48%	-0.20%
Mid-State Trust X	8.00%	3.77%	3.05%	8.00%	7.32%	7.19%
Mid-State Trust XI	8.75%	4.08%	3.42%	8.75%	6.05%	5.41%
Mid-State Capital Corporation 2004-1 Trust	8.00%	6.13%	5.30%	7.00%	3.24%	2.85%
Mid-State Capital Corporation 2005-1 Trust	8.00%	8.21%	7.44%	6.50%	3.82%	3.00%
Mid-State Capital Corporation 2006-1 Trust	8.00%	10.52%	10.58%	6.00%	6.95%	5.31%
Mid-State Capital Trust 2010-1	10.50%	9.92%	8.35%	5.50%	1.32%	0.31%
WIMC Capital Trust 2011-1	(1)	—	—	(1)	—	—

(1)	Relevant trigger is not applicable per the underlying trust agreements.

Mortgage-Backed Debt

We have historically funded the residential loan portfolio through the securitization market. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. At December 31, 2012, the total unpaid principal balance of mortgage-backed debt was $2.1 billion as compared to $2.3 billion at December 31, 2011.

At December 31, 2012, mortgage-backed debt was collateralized by $2.6 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the letters of credit, or LOCs, of certain Non-Residual Trusts.

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions, which we are obligated to exercise at the earliest possible call dates. We expect to exercise these mandatory call obligations beginning in 2016 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.1 million. We would expect to finance the capital required to exercise the mandatory clean-up call primarily through asset-backed financing alone or in combination with additional issuances of equity and/or corporate indebtedness; however, there can be no assurance that we will be able to obtain financing through the capital markets when needed.

Contractual Obligations

The following table summarizes, by remaining maturity, our future cash obligations related to our long-term debt, operating lease obligations, mandatory call obligation, acquisitions, unfunded commitments and uncertain tax positions at December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Indeterminate Maturity	Total
Debt(1)
2012 Term Loan	$35,000	$35,000	$35,000	$35,000	$551,250	$—	$—	$691,250
Convertible Notes	—	—	—	—	—	290,000	—	290,000
Master Repurchase Agreements	255,385	—	—	—	—	—	—	255,385
Other	1,781	1,329	946	75	—	—	—	4,131

Total debt	292,166	36,329	35,946	35,075	551,250	290,000	—	1,240,766
Operating leases	12,911	12,180	10,545	6,779	4,436	—	—	46,851
Mandatory call obligation	—	—	—	18,775	96,331	302,963	—	418,069
Acquisitions(2)	993,730	—	—	—	—	—	—	993,730
Unfunded commitments(3)	269,007	—	—	—	—	—	182,846	451,853
Uncertain tax positions	—	—	—	—	—	—	26,301	26,301
Other	2,500	—	—	—	—	—	—	2,500

Total	$1,570,314	$48,509	$46,491	$60,629	$652,017	$592,963	$209,147	$3,180,070

(1)

Amounts exclude future cash payments related to interest expense. The Company made interest payments on debt of $65.5 million and $37.7 million during the years ended December 31, 2012 and 2011, respectively.

(2)	Contractual obligations associated with acquisitions relate to the ResCap and MSR acquisitions which we closed on January 31, 2013.

(3)	Refer to Note 23 in the Notes to Consolidated Financial Statements for further information regarding unfunded commitments.

See Note 15 in the Notes to Consolidated Financial Statements for further information regarding our debt. We exclude mortgage-backed debt from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in the securitization trusts and by the LOC draws for certain Non-Residual Trusts. See Note 16 in the Notes to Consolidated Financial Statements for further information regarding our mortgage-backed debt. We also exclude the servicing advance facilities and HMBS related obligations from the contractual obligations disclosed in the table above. Similar to the mortgage-backed debt, the Receivables Loan Agreement is non-recourse to us. Payments under servicing advance facilities are required upon collection of the underlying advances that have been reimbursed under the agreement. See Note 14 in the Notes to Consolidated Financial Statements for further information regarding our servicing advance facilities. The HMBS related obligations have been excluded from the contractual obligations table above as there is no stated maturity. The maturity of the liability is directly affected by the rate of payments on the HECM reverse mortgages and events of default as stipulated in the HECM reverse mortgage loan agreements with borrowers. The holders of the HMBS beneficial interests have recourse to the Company to the extent of their participation in the HECM loans, but do not have recourse to the general assets of the Company. See Note 17 in the Notes to Consolidated Financial Statements for further information regarding our HMBS related obligations.

Operating lease obligations include (i) leases for our principal operating locations in Tampa, Florida and Saint Paul, Minnesota (ii) leases for our centralized servicing operations in Phoenix, Arizona; Tempe, Arizona; Rapid City, South Dakota; Fort Worth, Texas; and Spring, Texas; and (iii) other regional servicing operations.

Common Stock Offering

In October 2012, we closed on a registered underwritten public offering of 6,900,000 shares of our common stock, or the 2012 Common Stock Offering. The shares were sold at a price to the public of $42.00 per share. We generated net proceeds of approximately $276.1 million from the 2012 Common Stock Offering after deducting underwriting discounts and commissions and offering expenses. Subsequently, we used the net proceeds to partially fund our acquisitions of RMS and ResCap. See further discussion in Note 3 in the Notes to Consolidated Financial Statements.

Common Stock Issuances for Acquisitions

In November 2012, we issued 891,265 shares to partially fund the acquisition of RMS. In July 2011, we issued 1,812,532 shares to partially fund the acquisition of Green Tree. See Note 3 in the Notes to Consolidated Financial Statements for further information.

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

Upon the acquisition of Green Tree on July 1, 2011, we no longer qualified as a REIT. The change to our REIT status was retroactive to January 1, 2011. All future distributions will be made at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition and liquidity, and such other factors as the Board of Directors deems relevant, as well as contractual restrictions, which we are now, or may in the future be subject to, including certain covenants in our credit agreements that limit our ability to pay dividends.

Sources and Uses of Cash

The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Cash flows provided by operating activities	$69,620	$104,906	$21,891
Cash flows provided by (used in) investing activities	(451,353)	(957,527)	32,566
Cash flows provided by (used in) financing activities	805,048	757,008	(39,391)

	$423,315	$(95,613)	$15,066

Operating Activities

Net cash provided by operating activities was $69.6 million for the year ended December 31, 2012 as compared to $104.9 million and $21.9 million for the same periods in 2011 and 2010, respectively. For the years ended December 31, 2012 and 2011, the primary sources of cash from operating activities were the income generated from our servicing operations, our insurance business and the net interest spread from our forward residential loan portfolio carried at amortized cost. Cash flows from operating activities for the year ended December 31, 2010 were primarily generated from our forward residential loan portfolio carried at amortized cost.

Investing Activities

Our cash flows from investing activities include payments received on our residential loans and the receivables related to the Non-Residual Trusts, as well as cash proceeds from the sale of real estate owned offset by cash paid to acquire businesses, net of cash acquired, purchases of residential loans, changes in the required level of restricted cash and purchases of premises and equipment. Net cash provided by (used in) investing activities was $(451.4) million for the year ended December 31, 2012 as compared to $(957.5) million and $32.6 million for the same periods in 2011 and 2010, respectively. For the year ended December 31, 2012, the primary sources of cash provided by investing activities were the principal payments received from borrowers on our residential loans of $190.1 million, cash received from the receivables related to the Non-Residual Trusts of $16.1 million and cash proceeds from the sale of real estate owned, net of $19.2 million. The increase in principal payments received from borrowers and cash proceeds from the sale of real estate owned, net is due to the inclusion of Green Tree for the entire current year as opposed to six months of 2011. Also contributing to cash flows provided by investing activities was $40.0 million in escrow funds that were paid to the sellers of Green Tree with restricted cash thus increasing the change in restricted cash for the settlement of the payable. The primary uses of cash for investing activities were the payment for the acquisition of RMS and S1L, net of cash acquired of $88.6 million, cash used to purchase residential loans of $568.7 million and cash used for originations of residential loans of $29.1 million. The increase in 2012 cash outflows to purchase residential loans was due to originations of reverse mortgage loans to support our RMS business. We had previously discontinued our loan origination program in 2011 in conjunction with the acquisition of Green Tree.

For the year ended December 31, 2011, the primary sources of cash provided by investing activities were the principal payments received from borrowers on our residential loans of $126.7 million, cash received from the receivables related to the Non-Residual Trusts of $9.1 million and cash proceeds from the sale of real estate owned, net of $8.2 million. The primary uses of cash for investing activities were the payment for the acquisition of Green Tree, net of cash acquired, of $1.0 billion, cash used to purchase residential loans of $46.5 million and cash used for purchases of premises and equipment of $6.3 million. Also contributing to cash flows used in investing activities was $47.9 million escrow funds transferred to restricted cash to establish a liability owed to the sellers of Green Tree.

For the year ended December 31, 2010, the primary sources of cash provided by investing activities were the principal payments received from borrowers on our residential loans of $99.2 million and cash proceeds from the sale of real estate owned, net of $4.8 million. The primary use of cash for investing activities was cash used to purchase residential loans of $73.7 million.

Financing Activities

Our cash flows from financing activities include proceeds from the secondary offering of our common stock, dividend payments, payments of debt issuance costs, and proceeds from and payments on borrowings under our corporate debt, including the Convertible Notes, origination funding facilities, HMBS related obligations, mortgage-backed debt and servicing advance liabilities. Net cash provided by (used in) financing activities was $805.0 million for the year ended December 31, 2012 as compared to $757.0 million and $(39.4) million for the same periods in 2011 and 2010, respectively. For the year ended December 31, 2012, the primary sources of cash provided by financing activities were proceeds from securitizations of reverse mortgage loans of $583.9 million and $276.0 million from the common stock offering and $280.4 million from the issuance of the Convertible Notes, both net of issuance costs. Cash provided by financing was subsequently used to fund the acquisitions of RMS and S1L and the repay our second lien term loan. The primary uses of cash for financing activities were $190.8 million for principal payments on mortgage-backed debt, $75.3 million for principal payments on corporate debt, $33.5 million for payments on HMBS related obligations and $6.9 million in payments, net of borrowings, on our servicing advance liabilities.

For the year ended December 31, 2011, the primary sources of cash provided by financing activities, which was subsequently used to fund the acquisition of Green Tree, were $720.7 million from the issuance of debt and $220.0 million from the issuance of mortgage-backed debt, both net of issuance costs. The primary uses of cash for financing activities were $137.5 million in payments on mortgage-backed debt, $24.3 million in payments on corporate debt and $14.1 million in dividend payments.

For the year ended December 31, 2010, the primary uses of cash for financing activities were $79.7 million in payments on mortgage-backed debt, $36.2 million in extinguishments of mortgage-backed debt and $53.5 million in dividend payments.

Impact of Inflation and Changing Prices

Our consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflations. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Credit Risk Management

Residential Loan Credit Risk

We are subject to credit risk associated with the residual interests that we own in the consolidated Residual Trusts as well as with the unencumbered forward loans held in our portfolio, both of which are recognized as residential loans on our consolidated balance sheets. Credit risk is the risk that we will not fully collect the principal we have invested due to borrower defaults. We manage the credit risk associated with our residential loan portfolio through sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, establishment of an appropriate allowance for loan losses and sound nonaccrual and charge-off policies.

We do not currently own residual interests in the Non-Residual Trusts and we consider our credit risk with regard to these trusts to be insignificant. However, we have assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to a certain amount of credit risk associated with the purchased residential loans when the calls are exercised. We expect to call these securitizations beginning in 2016 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.1 million.

We are subject to credit risk associated with reverse mortgage loans that we purchase and originate during the period of time prior to the securitization of these loans. We consider our credit risk associated with these loans to be insignificant.

We also assume credit risk as issuer of GNMA HMBS securities. Our credit risk relates to our obligation to repurchase reverse mortgage loans out of HMBS securitization pools once they reach certain limits as established by the FHA. Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements. Although these loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However, we consider these amounts to be insignificant. As a result of minimal severity, credit risk associated with Non-Residual Trusts, forward and reverse mortgage loans prior to securitization, and repurchased reverse mortgage loans are not discussed further in this section.

At December 31, 2012, the principal balance of our residential loan portfolio that exposes us to credit risk was $1.7 billion. These residential loans, which are accounted for at amortized cost, consist of forward loans held by the consolidated Residual Trusts and unencumbered forward loans. The principal balance of residential loans and the carrying value of other collateral of the Residual Trusts total $1.7 billion and is permanently financed with $1.3 billion of mortgage-backed debt leaving us with a net credit exposure of $412.2 million, which approximates our residual interests in the consolidated Residual Trusts.

The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans with an average loan-to-value, or LTV, ratio at origination of approximately 90.4% and an average refreshed borrower credit score, or FICO score, of 595. While we feel that our underwriting and due diligence with regard to these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

The information provided below consists of data for the residential loan portfolio for which we are subject to credit risk as explained above.

	December 31,
	2012	2011	2010
Total number of residential loans outstanding(1)	31,512	32,921	33,801
Principal balance of residential loans outstanding (in thousands)	$1,662,183	$1,776,063	$1,803,758
Delinquencies as a percent of amounts outstanding:
30-59 days	1.53%	1.09%	1.54%
60-89 days	0.85%	0.65%	0.49%
90 days or more	4.63%	3.99%	2.65%

Total	7.01%	5.73%	4.68%

Number of residential loans in non-accrual status(2)	1,130	954	672
Principal balance of residential loans outstanding in non-accrual status (in thousands)	$76,990	$70,756	$47,800
Allowance for loan losses (in thousands)	$20,435	$13,824	$15,907
Weighted average loan to value (LTV) ratio	90.44%	90.00%	89.00%
Weighted average refreshed FICO score	595	588	584

(1)

The majority of the residential loans to which the Company is exposed to credit risk were originated prior to 2005 and are collateralized by property located primarily in the south and southeastern United States, with the largest concentration in Texas.

(2)	Loans are placed in non-accrual status due to contractual principal and interest payments being past due 90 days or more.

The increase in total delinquencies at December 31, 2012 as compared to the level of total delinquencies at December 31, 2011 was primarily due to operational and procedural changes over the monitoring and administration of delinquent accounts. The increase in total delinquencies at December 31, 2011 as compared to the level of total delinquencies at December 31, 2010 largely reflected the fact that beginning in the second quarter of 2011, the Company discontinued its loan acquisition program. The lack of new loan acquisitions under this program since the first quarter of 2011 has had an adverse affect on the delinquency measurement and, therefore, is a factor when comparing the measures for 2011 to prior periods.

Off-Balance Sheet Arrangements

As a result of the acquisition of Green Tree, we have interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of the VIEs. The nature of our involvement with these VIEs is described below. Refer to Notes 2 and 4 in the Notes to Consolidated Financial Statements for further information.

We service loans for eleven securitization trusts for which we also have an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn. The LOCs were provided as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. For seven of these securitization trusts, we also have a $418.1 million mandatory clean-up call obligation and have consolidated these seven trusts on our consolidated balance sheet. For the remaining four of the eleven trusts, we do not have a mandatory clean-up call obligation. For these four trusts, our only involvement is that of servicer and the LOC reimbursement obligation. Based on our estimates of the underlying performance of the collateral in these securitizations, we do not expect that the final $165.0 million will be drawn, and therefore, we have not recorded a liability for the fair value of this obligation on our consolidated balance sheet; however, actual performance may differ from this estimate in the future. As our only involvement with these four securitization trusts is that of servicer and the LOC reimbursement obligation, which we do not expect to be drawn, we have concluded that we are not the primary beneficiary of these four trusts and, therefore, we have not consolidated these trusts on our consolidated balance sheet. We do not hold any residual or other interests in these four trusts. As the servicer of the loans in these trusts, we collect servicing fees.

Our maximum exposure to loss related to these four unconsolidated VIEs equals the carrying value of servicing rights, net and servicer and protective advances, net recognized on our consolidated balance sheet totaling $5.0 million at December 31, 2012 plus an obligation to reimburse a third party for the final $165.0 million drawn on LOCs as discussed above. Revenues, expenses and cash flows arising from our involvement with these unconsolidated VIEs are included in the Servicing segment.

As a result of the acquisition of RMS, we have interests in GNMA securitization pools. The nature of our involvement with these securitization pools is described below. Refer to Notes 2 in the Notes to Consolidated Financial Statements for further information.

We transfer HECM reverse mortgage loans to GNMA securitization pools. Based upon the structure of the GNMA securitization program, we have determined that we have not met all of the requirements for sale accounting, and therefore account for these transfers as secured borrowings, with a HMBS related obligations shown separately on the consolidated balance sheet. As a HMBS issuer, we assume certain obligations related to each security we issue, the most significant of which is the requirement to purchase loans out of the securization pools once they reach certain limits, which are established by the FHA. Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements.

Revenues, expenses and cash flows arising from our involvement with these GNMA securitization pools are included in the Reverse Mortgage segment.

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

Critical Accounting Estimates

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

Allowance for Loan Losses on Residential Loans Carried at Amortized Cost

The allowance for loan losses represents our estimate of probable incurred credit losses inherent in the residential loan portfolio accounted for at amortized cost as of the balance sheet date. This portfolio is made up of one segment and class that consists primarily of less-than prime, credit challenged residential loans. The risk characteristics of the portfolio segment and class relate to credit exposure. The method for monitoring and assessing credit risk is the same throughout the portfolio.

Residential loans accounted for at amortized cost are homogeneous and are collectively evaluated for impairment. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on, but not limited to, delinquency levels and trends, default frequency experience, prior loan loss severity experience, and our judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels and the impact that changes in interest rates have on a borrower’s ability to refinance its loan and to meet its repayment obligations. We evaluate these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying our exposure to credit losses and assessing the adequacy of our allowance for loan losses as of each reporting date. The level of the allowance is adjusted based on the results of our analysis. Generally, as residential loans season, the credit exposure is reduced, resulting in decreasing provisions. Given the same information, others may reach different, reasonable estimates.

While there has been some stabilization in residential property values, there has not been significant improvement in property values particularly in more rural areas of the southeastern U.S. market. Additionally, there are continued high unemployment levels and a generally uncertain economic backdrop. As a result, we expect the allowance for loan losses to continue to remain elevated until such time as we experience a sustained improvement in the credit quality of the residential loan portfolio. The future growth of the allowance is highly correlated to unemployment levels and changes in home prices within our markets.

While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary if circumstances differ substantially from the assumptions we used in determining the allowance for loan losses. If different assumptions were used in estimated incurred credit losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management’s estimate for prior loan loss severity could have resulted in a change of approximately $1.7 million in the allowance for loan losses at December 31, 2012 with a corresponding change in the provision for loan losses. Refer to Note 2 in the Notes to Consolidated Financial Statements for further information about our allowance for loan losses.

Fair Value Measurements

We have an established and documented process for determining fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Refer to Note 5 in the Notes to Consolidated Financial Statements for a description of valuation methodologies used to measure assets and liabilities at fair value and details on the valuation models, key inputs to those models and significant assumptions utilized. The three levels of the fair value hierarchy are as follows:

Basis or Measurement

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As of December 31, 2012 all of our assets and liabilities measured at fair value on a recurring and non-recurring basis were valued using significant unobservable (Level 3) inputs, and comprised 62% and 66% of total assets and liabilities recorded on the consolidated balance sheet, respectively.

We determine fair value based upon quoted broker prices, when available, or through the use of alternative approaches, such as the discounting of expected cash flows at market rates commensurate with an instrument’s credit quality and duration. Level 3 unobservable assumptions reflect our own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

We elected the fair value option for certain assets and liabilities, including residential loans, receivables and mortgage-backed debt, of the Non-Residual Trusts as well as reverse mortgage loans and HMBS related obligations. The fair value option was elected for these assets and liabilities as we believe fair value best reflects the expected future economic performance of these assets and liabilities. See Note 5 in the Notes to Consolidated Financial Statements.

Considerable judgment is used in forming conclusions in estimating inputs to our internal valuation models used to estimate our Level 3 fair value measurements. Level 3 inputs such as, but not limited to, conditional prepayment rate, loss severity and average life assumptions are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, our estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Goodwill

As a result of our various acquisitions, we have acquired goodwill which represents the excess of the consideration paid for an acquired entity over the fair value of the identifiable net assets acquired. We test goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate potential impairment.

We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, based on qualitative factors, that it is more likely than not that the fair value a reporting unit is less than its carrying amount, a two-step quantitative test is required. In performing the two-step quantitative assessment, we derive the fair value of our reporting units based on valuation techniques that we believe market participants would use, including estimated future discounted cash flows, market multiples and/or appraised values. If the carrying amount of a reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill to its carrying value. To compute the implied fair value of goodwill, we assign the fair value of the reporting unit to all of the tangible and intangible assets and liabilities of that unit in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that reporting unit’s goodwill, we recognize an impairment loss to write down such goodwill to its implied fair value.

We completed a qualitative assessment of goodwill impairment on our Servicing, ARM, and Reverse Mortgage reporting units during the fourth quarter of the year ended December 31, 2012 and based on that evaluation, we believe it is more likely than not that the fair values of each reporting unit substantially exceed their respective carrying values. We bypassed the qualitative assessment for the Insurance reporting unit as we believed it was more likely than not that the fair value of the Insurance reporting unit was less than its carrying amount. Based upon our subsequent valuation of the Insurance reporting unit utilizing a discounted cash flow and market multiple analysis, we determined that the fair value of the Insurance reporting unit was less than its carrying amount. We assigned the estimated fair value of the reporting unit to the net assets (including any unrecognized intangible assets) of the reporting unit in a manner similar to a purchase price allocation. The implied fair value of goodwill as a result of the excess of fair value of the Insurance reporting unit over the amounts assigned to its assets and liabilities exceeded the carrying value of the goodwill allocated to the Insurance reporting unit. Based on this evaluation, no impairment of the Insurance reporting unit’s goodwill was recorded.

We use significant judgment and estimates in assessing goodwill for impairment. Estimates of fair value based on discounted cash flows utilize sensitive estimates including, projections of revenues and operating costs of each reporting unit considering historical and anticipated future results, general economic and market conditions, discount rates, as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and take into consideration relevant market factors. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. A decrease in fair value of the Insurance reporting unit of 2% would result in the implied fair value of goodwill allocated to the reporting unit being equal to its carrying amount. A decrease in fair value of the Insurance reporting unit of 25% and 50% would result in impairment of goodwill allocated to the reporting unit of $1.0 million and $2.2 million, respectively.

Servicing Rights

Servicing rights are an intangible asset representing the right to service a portfolio of loans. Capitalized servicing rights relate to servicing and sub-servicing contracts we acquired through business combinations. Additionally, we have acquired the rights to service loans through the purchase of such rights from third parties.

We account for our capitalized servicing rights using the amortization method. All newly acquired servicing rights are initially measured at fair value and subsequently amortized based on expected cash flows in proportion to and over the life of net servicing income. The determination of fair value of newly acquired servicing rights requires significant judgment because they are not actively traded. We determine estimated net servicing income using the estimated future balance of the underlying residential loan portfolio. We adjust amortization prospectively in response to changes in estimated projections of future cash flows.

We estimate the fair value of our servicing rights by calculating the present value of expected future cash flows utilizing assumptions that we believe a market participant would consider in valuing our servicing rights. The significant components of the estimated future cash inflows for servicing rights include estimates and assumptions related to the prepayments of principal, defaults, ancillary fees, discount rates that we believe approximate yields required by investors for these assets, and the expected cost of servicing.

Changes in these assumptions are generally expected to affect our results of operations as follows:

•	Increases in prepayments of principal generally reduce the value of our servicing rights as the underlying loans prepay faster which causes accelerated servicing right amortization,

•

Increases in defaults generally reduce the value of our servicing rights as the cost of servicing increases during the delinquency period due primarily to increases in servicing advances and related interest expense, which is partially offset by increases in ancillary fees,

•	Increases in discount rate reduce the value of our servicing rights due to the lower overall net present value of the cash flows.

We assess servicing rights for impairment based on fair value by strata at each reporting date. We group the loans that we service into strata based on one or more of the predominant risk characteristics of the underlying loans. Our primary strata represent type of loan products and consist of manufactured housing loans, first lien mortgage loans, second lien mortgage loans and reverse mortgage loans. To the extent the estimated fair value is less than the carrying amount for any strata, we recognize an impairment loss in earnings. No servicing right impairment losses were recorded during the years ended December 31, 2012 or 2011.

Real Estate Owned

Real estate owned, net, which is included in other assets in the consolidated balance sheets, represents properties acquired in satisfaction of residential loans. Upon foreclosure or when we otherwise take possession of the property, real estate owned is recorded at the lower of cost or estimated fair value less estimated costs to sell. The excess of cost over the fair value of the property acquired less estimated costs to sell is charged to the allowance for loans losses for residential loans accounted for at amortized cost and to net fair value gains and losses for loans accounted for at fair value. The fair value of the property is generally based upon historical resale recovery rates and current market conditions. Subsequent declines in the value of real estate owned are recorded as adjustments to the carrying amount through a valuation allowance and are recorded in other expenses, net in the consolidated statements of operations. Costs relating to the improvement of the property are capitalized to the extent the balance does not exceed its fair value, whereas those costs relating to maintaining the property are charged to other expenses, net in the consolidated statements of comprehensive income (loss) when incurred.

New Accounting Pronouncements

Refer to Note 2 in the Notes to Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We seek to manage the risks inherent in our business including but not limited to credit risk, liquidity risk, real estate risk, interest rate risk and prepayment risk in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. For information regarding our credit risk, refer to Credit Risk Management in Item 7. For information regarding our liquidity risk, refer to Liquidity and Capital Resources in Item 7.

Real Estate Market Risk

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

The following table presents activity related to foreclosed property (in thousands, except units):

	For the Year Ended December 31, 2012
	Loans and Residuals		Non-Residual Trusts(1)		Reverse Mortgage
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	867	$53,651	193	$2,496	—	$—
Foreclosures and other additions, at fair value	1,118	61,492	822	9,091	129	16,053
Cost basis of financed sales	(950)	(56,509)	—	—	—	—
Cost basis of cash sales to third parties and other dispositions	(193)	(7,757)	(868)	(8,662)	(24)	(2,197)
Lower of cost or fair value adjustments	—	(1,788)	—	(911)	—	—

Balance at end of year	842	$49,089	147	$2,014	105	$13,856

	For the Year Ended December 31, 2011
	Loans and Residuals		Non-Residual Trusts(1)
	Units	Amount	Units	Amount
Balance at beginning of year	1,041	$67,629	—	$—
Foreclosures and other additions, at fair value	1,126	64,958	705	8,183
Cost basis of financed sales	(1,153)	(68,123)	—	—
Cost basis of cash sales to third parties and other dispositions	(147)	(5,989)	(512)	(5,134)
Lower of cost or fair value adjustments	—	(4,824)	—	(553)

Balance at end of year	867	$53,651	193	$2,496

	For the Year Ended December 31, 2010
	Loans and Residuals
	Units	Amount
Balance at beginning of year	1,031	$63,124
Foreclosures and other additions, at fair value	1,329	80,675
Cost basis of financed sales	(1,210)	(68,334)
Cost basis of cash sales to third parties and other dispositions	(109)	(7,007)
Lower of cost or fair value adjustments	—	(829)

Balance at end of year	1,041	$67,629

(1)	Foreclosed property held by the Non-Residual Trusts is included in Other in Note 22 in the Notes to Consolidated Financial Statements.

Interest Rate Risk

Interest rate risk is the risk of changing interest rates in the market place. Our primary interest rate risk exposure relates to the variable rate associated with our LIBOR-based financing facilities as well as servicing advance facilities and repurchase agreements. Rising interest rates increase our cost to service our outstanding debt. Changing interest rates also may impact prepayment rates which generally impact the value of our servicing rights.

We use derivative instruments as part of an overall strategy to manage exposure to interest rate risk. At December 31, 2012, we had interest rate caps and a swaption with notional amounts of $391.0 million and $175.0 million, respectively, for use as economic hedges to protect against changes in the interest rates of our long-term debt. All of our instruments are entered into for non-trading purposes.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates. The following summarizes the estimated changes in the fair value at December 31, 2012 of our financing facilities and servicing rights sensitive to interest rates given a hypothetical and instant parallel shift in the yield curve of 25 basis points.

A significant portion of our debt is LIBOR-based with floors in place. Based on the current forward LIBOR curve, and the termination dates of our debt, an increase or decrease of LIBOR of 25 basis points would have little impact on the fair value of our debt and servicing advance facilities. We exclude residential loans and mortgage-backed debt of the Residual and Non-Residual Trusts and residential loans relating to GNMA securitization pools and the HMBS related obligations from the analysis of rate-sensitive assets and liabilities. These assets as well as liabilities generally do not represent interest rate risk to us. While we hold residual interests in the Residual Trust, the residential loans and mortgage-backed debt in these trusts are at fixed rates of interest. In addition, we have no obligation to provide financial support to the Residual Trusts. Non-Residual Trusts do not expose us to interest rate risk. However, we are obligated to exercise mandatory clean-up call obligations related to the Non-Residual Trusts, which we expect to exercise beginning in 2016 through 2019. Upon exercise of the clean-up calls, we will be exposed to interest rate risk with regard to the purchased residential loans. Reverse mortgage loans associated with GNMA securitization pools do not expose us to interest rate risk. However, we are subject to interest rate risk with regard to reverse mortgage loans we have originated or purchased prior to securitization, although this risk is minimal because of the limited time these loans are held. Any interest rate risk associated with these loans is mostly offset by the commitment to deliver these loans to GNMA securitization pools at defined yields. The creditors of the Residual and Non-Residual trusts and the GNMA securitization pools can look only to the assets of the trusts or pools for satisfaction of the mortgage-backed debt and have no recourse against the assets of the Company. Similarly, the Company’s general creditors have no claim to the assets of the trusts or pools.

For servicing rights, we utilize a discounted cash flow analysis to determine fair value. The primary assumptions in this valuation are prepayment speeds, market discount rates and costs to service. There is little to no impact on prepayment speeds or cost to service due to an increase or decrease in interest rates of 25 basis points due to the inelasticity of prepayment rates with interest rate movements. This is primarily a result of limited refinance options available to the majority of the borrowers in the existing portfolio. Government-sponsored refinancing programs impact prepayment speeds but the level of refinancing would not necessarily be impacted by 25 basis point movement in market interest rates.

Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in any sensitivity analysis, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

Prepayment Risk

Prepayment risk is the risk that borrowers will pay more than their required monthly mortgage payment including payoffs of residential loans. When borrowers repay the principal on their residential loans before maturity, or faster than their scheduled amortization, the effect is to shorten the period over which interest is earned, and therefore, increases the yield for residential loans purchased at a discount to their then current balance, as with the majority of our portfolio. Conversely, residential loans purchased at a premium to their then current balance exhibit lower yields due to faster prepayments. In addition, as a servicer, prepayments subject the servicing portfolio to run-off thereby shortening the life over which we earn a servicing fee and amortize our servicing rights. Historically, when market interest rates declined, borrowers had a tendency to refinance their residential loans, thereby increasing prepayments. Although, as a result of tightened credit standards, the current low interest rate environment has not yet resulted in higher prepayments. However, government-sponsored refinancing programs are creating opportunities for borrowers to refinance their mortgages even though they do not meet current credit standards, which will likely increase prepayments throughout 2013. Increases in residential loan prepayment rates could result in net income volatility including substantial variation from quarter to quarter. We monitor prepayment risk through periodic reviews of the impact of a variety of prepayment scenarios on revenues, net income, and cash flow.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes, together with the Report of Independent Registered Certified Public Accounting Firm thereon, are included in Item 15 of this report and begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has identified a material weakness in our internal control over financial reporting. As a result of this material weakness, management has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was not effective.

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

The Company acquired RMS on November 1, 2012 and S1L for accounting purposes on December 31, 2012. As allowed under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of RMS and S1L, which is relevant to the Company’s 2012 consolidated financial statements as of and for the year ended December 31, 2012. RMS represents 56% and 15% of total and net assets, respectively, and 1% of total revenues and S1L represents 1% and 3% of total and net assets, respectively, of the Company as of and for the year ended December 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework. Based on our assessment and those criteria, management has identified the following material weakness in our internal control over financial reporting:

•

We have determined that there is a material weakness in our controls. This material weakness resulted in one material adjustment related to the improper capitalization of certain third party costs paid to our investment bankers as arrangement fees associated with the Company’s fourth-quarter 2012 debt modification, which was corrected prior to the issuance of the Company’s consolidated financial statements and several individually immaterial adjustments.

As a result of this material weakness, management has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was not effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company acquired RMS on November 1, 2012 and S1L for accounting purposes on December 31, 2012. As allowed under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of RMS and S1L, which is relevant to the Company’s 2012 consolidated financial statements as of and for the year ended December 31, 2012. RMS represents 56% and 15% of total and net assets, respectively, and 1% of total revenues and S1L represents 1% and 3% of total and net assets, respectively, of the Company as of and for the year ended December 31, 2012. The financial reporting systems of RMS and S1L have not yet been integrated into the Company’s financial reporting systems and, as such, the Company did not have the practical ability to perform an assessment of RMS’ and S1L’s internal control over financial reporting in time for this current year-end. Management expects to complete the process of integrating RMS’ and S1L’s internal control over financial reporting over the course of 2013. The RMS and S1L acquisitions represent a change to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the fourth quarter of 2012 the Company began a process of significantly upgrading the accounting and finance staff by hiring professionals with industry knowledge and experience in designing, implementing and managing accounting and finance organizations with effective policies, procedures and processes including those related to acquisitions and related complex accounting and transactional activity. The Company intends that this process will continue throughout 2013.

During the fourth quarter of 2012 the Company also augmented and enhanced controls in several higher risk areas such as acquisition accounting treatment, stock compensation, and accounting and financial close processes. There were no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Remediation of the Material Weakness in Internal Control over Financial Reporting

To remediate the material weakness, management with the oversight of our Audit Committee will formally implement a remediation program in 2013, which will include the following:

•

Consistently applying the Company’s process to seek third party guidance for accounting transactions and related financial statement reporting treatment for significant and unusual transactions where the Company may not have in-house experience or expertise with those matters.

•

Expansion of the Company’s complement of qualified accounting staff and implementation of system and process improvements that permit more effective and efficient management of the accounting and financial reporting processes, including those related to acquisitions and related complex accounting and transactional activity.

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Walter Investment Management Corp.

We have audited Walter Investment Management Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Walter Investment Management Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Reverse Mortgage Solutions, Inc. or Security One Lending which are included in the 2012 consolidated financial statements of Walter Investment Management Corporation and subsidiaries and constituted 57% and 18% of total and net assets, respectively, as of December 31, 2012, and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of Walter Investment Management Corporation also did not include an evaluation of the internal control over financial reporting of Reverse Mortgage Solutions, Inc. or Security One Lending.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the accounting for significant and unusual transactions as a result of a recent significant increase in acquisitions and a related increase in the volume of complex accounting and transactional activity. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stock-

holders’ equity and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 18, 2013 which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Walter Investment Management Corp. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Tampa, Florida

March 18, 2013

ITEM 9B.	OTHER INFORMATION

On January 3, 2013, and effective January 3, 2013, Green Tree Servicing LLC, or Green Tree, an indirect subsidiary of the Company entered into a First Amendment, or the First Amendment, to Addendum to Mortgage Selling and Services Contract, with Fannie Mae.

Green Tree services certain residential mortgage loans owned or securitized by Fannie Mae in accordance with the terms and conditions of various servicing agreements between Green Tree, or its affiliates, and Fannie Mae, or Servicing Agreements.

As previously disclosed, Green Tree entered into the Addendum to Mortgage Selling and Servicing Contract, or the Servicer Advance Reimbursement Agreement effective July 1, 2012, with Fannie Mae. Pursuant to the agreement, Fannie Mae agreed to, among other things, provide Green Tree with early reimbursement of certain eligible advances made by Green Tree in the course of its servicing for Fannie Mae.

The First Amendment provides that a group of eligible advances subject to early reimbursement under the agreement is expanded to include servicing advances relating to mortgage loans and servicing rights to be acquired from Bank of America, National Association, or BANA, GMAC Mortgage, LLC, or GMAC, and another third party. In addition, the First Amendment provides that the maximum aggregate early reimbursement amount payable by Fannie Mae would be increased to an amount, to be agreed to by the parties in a separate agreement, as it applies to the portfolios to be acquired from BANA and GMAC. Finally, the First Amendment establishes the early reimbursement rate for all of the mortgage portfolios to be acquired, and the compensation rates for the mortgage portfolios to be acquired from BANA and GMAC. The compensation rate described in the agreement apply, unmodified, to the mortgage portfolios to be acquired from the third party.

On January 31, 2013, and effective January 31, 2013, Green Tree and Fannie Mae entered into a Second Amendment to the Addendum to Mortgage Selling and Services Contract, or the Second Amendment. The Second Amendment raises the maximum aggregate early reimbursement amount payable by Fannie Mae to $585,000,000 effective January 31, 2013 and through and until April 1, 2013, when the maximum aggregate early reimbursement amount payable drops to $370,000,000.

The foregoing descriptions of the First Amendment and the Second Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the First Amendment and the Second Agreement, which are attached as Exhibit 10.48 and Exhibit 10.49 hereto and incorporated herein by reference.

Credit Facility Amendment

On March 14, 2013, the Company entered into Amendment No. 2, or the Credit Agreement Amendment, to the Credit Agreement, dated as of November 28, 2012, as amended prior to the date thereof, or the Credit Agreement, among the Company, each lender from time to time party thereto, and Credit Suisse AG, as Administrative Agent. The Credit Agreement Amendment changes certain financial definitions in the Credit Agreement to clarify that net cash receipts in connection with the issuance of reverse mortgage securities and the servicing of reverse mortgages count towards EBITDA and excess cash flow for purposes of the Credit Agreement.

The foregoing description of the Credit Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Credit Agreement Amendment, which is attached hereto as Exhibit 10.42.3 and is incorporated herein by reference.

Texas Capital Warehouse Facility

On November 1, 2012, Reverse Mortgage Solutions, Inc., or RMS, a wholly owned indirect subsidiary of the Company, entered into an Amended and Restated Mortgage Warehouse Agreement, or the Texas Capital Warehouse Agreement, between Texas Capital Bank, National Association, or Texas Capital, and RMS.

The Texas Capital Warehouse Agreement is structured as a repurchase agreement, the Warehouse Facility, and provides for a maximum participation balance of $75,000,000. The Warehouse Facility is provided on an uncommitted basis and matures on November 1, 2014. The Warehouse Facility will be used to support RMS’s funding obligations in connection with its reverse mortgage loan origination business.

On December 28, 2012, Texas Capital and RMS agreed to a temporary increase in the amount of the Warehouse Facility under the Texas Capital Increase Letter. The temporary increase provides for a maximum overline amount of $25,000,000 (increasing the availability under the facility to $100,000,000) until May 21, 2013.

On February 25, 2013, pursuant to that certain change in terms agreement, or the Texas Capital Terms Agreement, Texas Capital and RMS amended certain defined terms relating to the computation of the financial covenants set forth in the Texas Capital Warehouse Agreement.

The Texas Capital Warehouse Agreement contains affirmative and negative covenants and representations and warranties customary for financings of this type and requires RMS to comply with certain financial covenants relating to liquidity, adjusted tangible net worth and leverage.

RMS and Texas Capital intend that the transactions under the Texas Capital Warehouse Facility be sales to Texas Capital of the participation interests in mortgage loans and not loans from Texas Capital to RMS secured by the participation interests and/or mortgage loans. However, in order to preserve Texas Capital’s rights under the Texas Capital Warehouse Facility in the event a court or other forum recharacterizes the transactions as other than sales, as security for its obligations under the Texas Capital Warehouse Facility, RMS has also granted Texas Capital a fully perfected first priority security interest in the mortgage loans in which Texas Capital has purchased a participation interest, as well as all ancillary collateral relating to the related mortgage loans.

The foregoing description of the Texas Capital Warehouse Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Texas Capital Warehouse Agreement, Texas Capital Increase Letter and Texas Capital Terms Agreement, which are filed as Exhibits 10.53.1, 10.53.2 and 10.53.3, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

UBS Warehouse Facility

On November 1, 2012, RMS entered into an (i)Amended and Restated Master Repurchase Agreement between UBS Real Estate Securities Inc., or UBS, and RMS, or the UBS Warehouse Agreement, and an (ii) Amended and Restated Pricing Side Letter between UBS and RMS, or the PSL.

The UBS Warehouse Agreement is structured as a master repurchase agreement, the UBS Warehouse Facility, and initially provided for a maximum aggregate purchase price of $50,000,000. The UBS Warehouse Facility is provided by UBS on an uncommitted basis and matures on May 1, 2013. The Warehouse Facility will be used to support RMS’s funding obligations in connection with its reverse mortgage loan origination business.

On December 12, 2012, UBS and RMS amended the PSL under UBS Amendment No. 1 to, among other things, temporarily increase the maximum aggregate purchase price from $50,000,000 to $75,000,000, or the Temporary Increase, until February 12, 2013.

On February 11, 2013, UBS and RMS amended the PSL under UBS Amendment No. 2 to, among other things, extended the Temporary Increase until February 19, 2013.

On February 19, 2013, UBS and RMS amended the PSL and UBS Warehouse Agreement under UBS Amendment Nos. 3 and 1 to, among other things, temporarily increase the maximum aggregate purchase price from $75,000,000 to $125,000,000 until May 1, 2013. The amendment also provides that the maximum aggregate purchase price to be reduced to $50,000,000 as of May 1, 2013. In addition, pursuant to the terms of UBS Amendment Nos. 3 and 1, the Company provided UBS with a guaranty, or the Guaranty, in order to support RMS’s obligations under the UBS Warehouse Agreement.

The UBS Warehouse Agreement contains affirmative and negative covenants and representations and warranties customary for financings of this type and requires RMS to comply with certain financial covenants relating to profitability, liquidity, adjusted tangible net worth and leverage.

The PSL, UBS Amendment No. 1, UBS Amendment No. 2 and UBS Amendment Nos. 3 and 1 contain economic terms relating to the UBS Warehouse Facility, or the UBS Confidential Terms, that the Company and UBS believe are proprietary to their business relationship and that, if disclosed, could adversely affect the Company’s and/or UBS’s competitive position within the repurchase facility marketplace. As a result of the proprietary nature of the UBS Confidential Terms, the Company has made a request to the Securities and

Exchange Commission to treat the UBS Confidential Terms as confidential information. As a result of such request, the Company is filing redacted versions of the PLS, UBS Amendment No. 1, UBS Amendment No. 2 and UBS Amendment Nos. 3 and 1 as Exhibits 10.52.1, 10.52.2, 10.52.3 and 10.52.4, respectively, to this Annual Report on Form 10-K.

RMS and UBS intend that the transactions under the UBS Warehouse Facility be sales to UBS of the mortgage loans and not loans from UBS to RMS secured by the mortgage loans. However, in order to preserve UBS’s rights under the UBS Warehouse Facility in the event a court or other forum recharacterizes the transactions as other than sales, as security for its obligations under the UBS Warehouse Facility, RMS has also granted UBS a fully perfected first priority security interest in the mortgage loans purchased by UBS under the Warehouse Agreement, as well as all ancillary collateral relating to the purchased mortgage loans.

The foregoing description of the UBS Warehouse Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the UBS Warehouse Agreement, and redacted versions of the PSL, UBS Amendment No. 1, UBS Amendment No. 2 and UBS Amendment Nos. 3 and 1, which are filed as Exhibits 10.52.1, 10.52.2, 10.52.3 and 10.52.4, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

RMS Waiver of Financial Covenant Compliance

RMS obtained waivers from UBS, Texas Capital and The Royal Bank of Scotland plc from compliance with certain financial covenants contained in its master repurchase agreements with the aforementioned counterparties as a result of a change in the accounting treatment of the securitization of reverse mortgage loans and the related issuance of HMBS obligations. As a result, RMS obtained waivers from each respective counterparty waiving the requirement to comply with these financial covenants at December 31, 2012. Waivers from UBS, Texas Capital and The Royal Bank of Scotland plc, the Waivers, are filed as Exhibits 10.52.6, 10.53.4 and 10.46.2 to this Annual Report on From 10-K and are incorporated herein by reference.

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

(a) Documents filed as part of this report

(1) Financial Statements.

The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.

(2) Financial Statement Schedules.

All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits.

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2013.

WALTER INVESTMENT MANAGEMENT CORP.

By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer
(Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date(s) indicated.

Signature	Title	Date

/s/ Mark J. O’Brien Mark J. O’Brien	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 18, 2013

/s/ Steven R. Berrard Steven R. Berrard	Director	March 18, 2013

/s/ Ellyn L. Brown Ellyn L. Brown	Director	March 18, 2013

/s/ Denmar J. Dixon Denmar J. Dixon	Director	March 18, 2013

/s/ William J. Meurer William J. Meurer	Director	March 18, 2013

/s/ Alvaro G. de Molina Alvaro G. de Molina	Director	March 18, 2013

/s/ James L. Pappas James L. Pappas	Director	March 18, 2013

/s/ Shannon E. Smith Shannon E. Smith	Director	March 18, 2013

/s/ Michael T. Tokarz Michael T. Tokarz	Director	March 18, 2013

/s/ Charles E. Cauthen Charles E. Cauthen	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2013

/s/ Kimberly A. Perez Kimberly A. Perez	Senior Vice President and Chief Accounting Officer	March 18, 2013

INDEX TO EXHIBITS

Exhibit No.	Notes	Description

2.1.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated February 6, 2009 among Walter Industries, Inc., JWH Holding Company, LLC, Walter Investment Management LLC and Hanover Capital Mortgage Holdings, Inc.

2.1.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC, Walter Investment Management LLC and Hanover Capital Mortgage Holdings, Inc.

2.2.1	(27)	Stock Purchase Agreement dated as of August 31, 2012 by and among Reverse Mortgage Solutions, Inc., Walter Investment Management Corp., JAM Special Opportunities Fund, L.P. and the Other Sellers listed on the Signature Pages thereto.

2.2.2	(30)	Letter of Understanding dated November 1, 2012 relating to the RMS Stock Purchase Agreement.

2.2.3	(30)	Waiver of Closing Conditions and Obligations dated November 1, 2012 relating to the RMS Purchase Agreement.

2.2.4	(30)	Letter Agreement between the Registrant and Robert D. Yeary and the Yeary Family Trust – D dated October 31, 2012 relating to the RMS Purchase Agreement.

2.3.1	(29)	Asset Purchase Agreement between Ocwen Loan Servicing, LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC and RFC Borrower LLC dated November 2, 2012.*

2.3.2	(31)	Amendment No. 1, dated November 20, 2012, to Asset Purchase Agreement dated November 2, 2012.

2.4	(38)	Stock Purchase Agreement (the “Purchase Agreement”) dated December 31, 2012 by and among Walter Investment Management Corp., Security One Lending, JAM Special Opportunities Fund II, L.P., as a stockholder seller (“JAM”) and as the sellers’ representative, and the other sellers listed on the signature pages thereto.*

3.1	(4)	Articles of Amendment and Restatement of Registrant effective April 17, 2009.

3.2	(3)	By-Laws of Registrant, effective February 28, 2012.

4.1	(6)	Specimen Common Stock Certificate of Registrant.

10.1	(2)	1999 Equity Incentive Plan.†

10.2	(8)	Amendment No. 1 to the Walter Investment Management Corp. 1999 Equity Incentive Plan.†

10.3	(8)	Amendment No. 2 to the Walter Investment Management Corp. 1999 Equity Incentive Plan.†

10.4	(4)	Trademark License Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.5	(4)	Transition Services Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.6	(4)	Tax Separation Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.7	(4)	Joint Litigation Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.8	(18)	Form of Executive RSU Award Agreements of Mark J. O’Brien and Charles Cauthen dated April 20, 2009.†

Exhibit No.	Notes	Description

10.9	(9)	Executive RSU Award Agreements of Mark J. O’Brien, Charles Cauthen and Kimberly Perez dated January 4, 2010.†

10.10	(9)	Form of Non-Qualified Option Award Agreements of Mark J. O’Brien, Charles Cauthen and Kimberly Perez dated January 4, 2010.†

10.11	(18)	Form of Director Award Agreement.†

10.12	(7)	Form of Indemnity Agreements dated April 17, 2009 between the Registrant and the following officers and directors: Mark O’Brien, Ellyn Brown, John Burchett, Denmar Dixon, William J. Meurer, Shannon Smith, Michael T. Tokarz, Charles E. Cauthen, Irma Tavares, Del Pulido, William Atkins, William Batik, Joseph Kelly, Jr. and Stuart Boyd.†

10.13	(10)	Employment Agreement between the Registrant and Denmar Dixon dated January 22, 2010.†

10.14	(12)	Office Lease by and between NBS Pinnacle 1925/2001 LLC and Marix Servicing. LLC dated June 13, 2007.

10.15	(20)	Form of Executive RSU Award Agreements dated January 4, 2010 between the Registrant and Stuart D. Boyd and Delio Pulido, respectively.†

10.16	(20)	Non-Qualified Option Award Agreements dated January 4, 2010 between the Registrant and Stuart D. Boyd and Delio Pulido, respectively.†

10.17	(19)	Restricted Stock Unit Agreement between the Registrant and Denmar Dixon dated January 22, 2010.†

10.18	(19)	Nonqualified Option Award Agreement of Denmar Dixon dated January 22, 2010.†

10.19	(20)	Amended and Restated Employment Agreements dated March 15, 2010 between the Registrant and Mark O’Brien, Charles Cauthen and Kimberly Perez, respectively.†

10.20	(12)	Employment Agreement between the Registrant and Stuart D. Boyd dated April 28, 2010.†

10.21	(7)	Form of Indemnity Agreement dated March 3, 2010 between the Registrant and Steven R. Berrard.†

10.22	(21)	Supplement No. 1 dated October 28, 2010 to the Indenture dated November 2, 2006 relating to certain asset backed notes between Mid-State Capital Corporation 2006-1 as Issuer and The Bank of New York Mellon (formerly known as The Bank of New York) as Indenture Trustee.

10.23	(5)	Membership Interest Purchase Agreement dated March 25, 2011 by and among GTH LLC, GTCS Holdings LLC and the Company.

10.24	(5)	Debt Commitment Letter with Credit Suisse Securities (USA) LLC, Credit Suisse AG, RBS Securities Inc. and Royal Bank of Scotland PLC.

10.25	(11)	Amended and Restated Debt Commitment Letter dated as of April 25, 2011 with Credit Suisse Securities (USA) LLC, Credit Suisse AG, RBS Securities Inc., Royal Bank of Scotland PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America N.A. and Morgan Stanley Senior Funding, Inc.

10.26	(13)	Walter Investment Management Corp. 2011 Omnibus Incentive Plan.†

10.27	(14)	Form of Award Agreement dated May 10, 2011 under the Walter Investment Management Corp. 2011 Omnibus Incentive Plan awarding options to purchase Company stock to Mark O’Brien, Charles Cauthen, Denmar Dixon, Kimberly Perez, Stuart Boyd and Delio Pulido.†

10.28	(16)	Employment Agreements between the Registrant and Brian Libman, Keith Anderson and Brian Corey.†

Exhibit No.	Notes	Description

10.29	(17)	Form of Lease Agreement for office space for the corporate headquarters of the Company’s Green Tree subsidiary in St. Paul, Minnesota effective September 30, 2011.

10.30	(17)	Form of Green Tree Executive Severance Plan for Senior Executives entered into by the Company’s Green Tree subsidiary.†

10.31	(17)	Form of Amendment to Employment Agreements dated November 4, 2011 between the Company and Kimberly A. Perez and Stuart D. Boyd, respectively.†

10.32	(15)	First Lien Credit Agreement among the Company, the lenders, Credit Suisse AG and the other parties party thereto dated July 1, 2011.

10.33	(15)	Second Lien Credit Agreement among the Company, the lenders, Credit Suisse AG and the other parties party thereto dated July 1, 2011.

10.34	(22)	Securities Purchase Agreement by and between Marathon Asset Management, L.P., Michael O’Hanlon, Marix Servicing LLC, and the Registrant dated August 25, 2010.

10.35	(23)	Mark O’Brien Contract Amendment dated March 29, 2012.†

10.36	(24)	Amended and Restated Receivables Loan Agreement dated May 2, 2012 among Green Tree Advance Receivables II, LLC, as Borrower, Green Tree Servicing LLC, as Administrator, The Financial Institutions From Time to Time Party Hereto, as Lenders, Wells Fargo Bank, National Association as Calculation Agent, Verification Agent, Account Bank and Securities Intermediary and Wells Fargo Capital Finance, LLC, as Agent.

10.37	(38)	Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) and Addendum to Mortgage Selling and Servicing Contract effective March 8, 2005.

10.38	(25)	Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective July 1, 2012.

10.39	(26)	Amendment and Joinder Agreement, dated July 17, 2012, to the First Lien Credit Agreement dated July 1, 2011 among the Company, the lenders party thereto, Credit Suisse AG and the other parties party thereto.

10.40	(30)	Joint Bidding Agreement between the Registrant and Ocwen Loan Servicing LLC dated October 19, 2012.*

10.41	(28)	First Supplemental Indenture dated as of October 23, 2012 to the Indenture dated January 13, 2012 between the Company and Wells Fargo Bank, National Association, as trustee, and Form of 4.50% Convertible Senior Subordinated Notes due 2019.

10.42.1	(32)	Credit Agreement among the Company, the lenders party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other parties party thereto dated November 28, 2012.

10.42.2	(34)	Amendment No. 1, Incremental Amendment and Joinder Agreement, dated January 31, 2013 relating to the Credit Agreement, dated November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.

10.42.3	(38)	Form of Amendment No. 2 to Credit Agreement dated March 14, 2013 relating to the Credit Agreement dated as of November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.

10.43	(38)	Mortgage Servicing Rights Purchase and Sale Agreement dated January 6, 2013 by and between Green Tree Servicing LLC, as purchaser, and Bank of America, National Association, as seller.**

Exhibit No.	Notes	Description

10.44	(35)	Master Repurchase Agreement dated February 1, 2013 between the Royal Bank of Scotland Plc, as Buyer and Green Tree Servicing LLC as seller.

10.45	(35)	Pricing Letter**

10.46.1	(36)	Master Repurchase Agreement dated February 27, 2013 between the Royal Bank of Scotland Plc, as Buyer and Reverse Mortgage Solutions, Inc., as seller.

10.46.2	(38)	Waiver letter dated March 14, 2013 related to Master Repurchase Agreement dated February 27, 2013 between the Royal Bank of Scotland Plc, as Buyer and Reverse Mortgage Solutions, Inc., as seller.

10.47	(36)	Pricing Letter**

10.48	(38)	First Amendment to Addendum to Mortgage Selling and Services Contract, effective January 3, 2013, by and between Fannie Mae and Green Tree Servicing LLC.**

10.49	(38)	Second Amendment to Addendum to Mortgage Selling and Services Contract, effective January 31, 2013, by and between Fannie Mae and Green Tree Servicing LLC.**

10.50.1	(37)	Master Repurchase Agreement dated March 11, 2013 by and between Green Tree Servicing LLC and Barclays Bank LLC.

10.50.2	(37)	“Pricing Letter”**

10.52.1	(38)	Amended and Restated Master Repurchase Agreement dated November 1, 2012 between UBS Real Estate Securities, Inc. and Reverse Mortgage Solutions, Inc.

10.52.2	(38)	Amended and Restated Pricing Letter dated November 1, 2012 between UBS Real Estate Securities, Inc. and Reverse Mortgage Solutions, Inc. **

10.52.3	(38)	Amendment No. 1 to Pricing Letter dated December 12, 2012 between UBS Real Estate Securities, Inc. and Reverse Mortgage Solutions, Inc.**

10.52.4	(38)	Amendment No. 2 to Pricing Letter dated February 11, 2013 between UBS Real Estate Securities, Inc. and Reverse Mortgage Solutions, Inc.**

10.52.5	(38)	Amendment No. 3 and 1 to Pricing Letter dated February 19, 2013 between UBS Real Estate Securities, Inc. and Reverse Mortgage Solutions, Inc.**

10.52.6	(38)	Waiver letter dated March 14, 2013 between UBS Real Estate Securities, Inc. and Reverse Mortgage Solutions, Inc.

10.53.1	(38)	Amended and Restated Mortgage Warehouse Agreement dated November 1, 2012 between Texas Capital Bank, National Association, and Reverse Mortgage Solutions, Inc.

10.53.2	(38)	Texas Capital Increase Letter dated December 28, 2012 between Texas Capital Bank, National Association, and Reverse Mortgage Solutions, Inc.

10.53.3	(38)	Texas Capital Terms Agreement dated February 25, 2012 between Texas Capital Bank, National Association, and Reverse Mortgage Solutions, Inc.

10.53.4	(38)	Waiver letter dated March 14, 2013 between Texas Capital Bank, National Association, and Reverse Mortgage Solutions, Inc.

14	(3)	Code of Conduct and Ethics dated January 27, 2012.

21	(38)	Subsidiaries of the Registrant.

22	(33)	Published report regarding matters submitted to vote of security holders.

23.1	(38)	Consent of Ernst & Young LLP.

31.1	(38)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Notes	Description

31.2	(38)	Certification by Charles E. Cauthen pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(38)	Certification by Mark J. O’Brien and Charles E. Cauthen pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(38)	XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2012 abd 2011, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

		Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
*	The Company hereby undertakes to furnish supplementally a copy of any omitted schedule, annex or exhibit to the U.S. Securities and Exchange Commission upon request.
**	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange
	Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
†	Constitutes a management contract or compensatory plan or arrangement.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2012.

(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2009.

(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 30, 2011.

(6)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 15, 2009.

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on August 14, 2009.

(8)	Incorporated by reference to the Exhibits to the Registrant’s Registration Statement on Form S-8, Registration No. 333-160743, as filed with the Securities and Exchange Commission on July 22, 2009.

(9)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2010.

(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2010.

(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 5, 2011.

(12)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 8, 2011.

(13)	Incorporated herein by reference to Registrant’s 2011 Definitive Proxy Statement as filed with the Securities and Exchange Commission on May 12, 2011.

(14)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 16, 2011.

(15)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2011.

(16)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on August 8, 2011.

(17)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the Securities and Exchange Commission on November 8, 2011.

(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 5, 2009.

(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2010.

(20)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on May 5, 2010.

Note	Notes to Exhibit Index

(21)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as filed with the Securities and Exchange Commission on November 3, 2010.

(22)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2010.

(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 3, 2012.

(24)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the Securities and Exchange Commission on May 9, 2012.

(25)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2012.

(26)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2012.

(27)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2012.

(28)	Incorporated herein by reference to the Registrant’s CurrentReport on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2012.

(29)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 8, 2012.

(30)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 as filed with the Securities and Exchange Commission on November 8, 2012.

(31)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2012.

(32)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 4, 2012.

(33)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 8, 2012.

(34)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013.

(35)	Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2013.

(36)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2013.

(37)	Incorporated herein by reference to Exhibits 10.10 and 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013.

(38)	Filed herewith.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Walter Investment Management Corp.

We have audited the accompanying consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Investment Management Corp. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Investment Management Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 18, 2013

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$442,054	$18,739
Restricted cash and cash equivalents	653,338	353,216
Residential loans (includes $6,710,211 and $672,714 at fair value at December 31, 2012 and 2011, respectively)	8,220,967	2,278,402
Allowance for loan losses	(20,435)	(13,824)

Residential loans, net	8,200,532	2,264,578
Receivables, net (includes $53,975 and $81,782 at fair value at December 31, 2012 and 2011, respectively)	259,009	229,779
Servicer and protective advances, net	173,047	140,690
Servicing rights, net	225,278	250,329
Goodwill	580,378	470,291
Intangible assets, net	161,926	137,482
Premises and equipment, net	137,785	130,410
Other assets	144,830	118,028

Total assets	$10,978,177	$4,113,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables and accrued liabilities (includes $24,246 and $21,515 at fair value at December 31, 2012 and 2011, respectively)	$260,610	$217,929
Servicer payables	587,929	244,302
Servicing advance liabilities	100,164	107,039
Debt	1,146,249	742,626
Mortgage-backed debt (includes $757,286 and $811,245 at fair value at December 31, 2012 and 2011, respectively)	2,072,728	2,224,754
HMBS related obligations at fair value	5,874,552	—
Deferred tax liability, net	41,017	43,360

Total liabilities	10,083,249	3,580,010
Commitments and contingencies (Note 23)
Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares Issued and outstanding — 0 shares at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value per share:
Authorized — 90,000,000 shares Issued and outstanding — 36,687,785 and 27,875,158 shares at December 31, 2012 and 2011, respectively	367	279
Additional paid-in capital	561,963	178,598
Retained earnings	332,105	354,239
Accumulated other comprehensive income	493	416

Total stockholders’ equity	894,928	533,532

Total liabilities and stockholders’ equity	$10,978,177	$4,113,542

The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included in the consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities. The liabilities in the table below include third-party liabilities of the consolidated variable interest entities only, and for which creditors or beneficial interest holders do not have recourse to the Company, and exclude intercompany balances that eliminate in consolidation.

	December 31,
	2012	2011
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:
Restricted cash and cash equivalents	$58,253	$59,685
Residential loans (includes $646,498 and $672,714 at fair value at December 31, 2012 and 2011, respectively)	2,142,418	2,266,965
Allowance for loan losses	(20,138)	(13,604)

Residential loans, net	2,122,280	2,253,361
Receivables, net (includes $53,975 and $81,782 at fair value at December 31, 2012 and 2011, respectively)	53,975	81,782
Servicer and protective advances, net	77,082	59,921
Other assets	62,683	63,498

Total assets	$2,374,273	$2,518,247

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$9,007	$10,163
Servicing advance liabilities	64,552	48,736
Mortgage-backed debt (includes $757,286 and $811,245 at fair value at December 31, 2012 and 2011, respectively)	2,072,728	2,224,754

Total liabilities	$2,146,287	$2,283,653

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
REVENUES
Servicing revenue and fees	$418,970	$186,177	$2,267
Interest income on loans	154,351	164,794	166,188
Insurance revenue	73,249	41,651	9,163
Other revenues	20,419	9,852	2,876

Total revenues	666,989	402,474	180,494
EXPENSES
Salaries and benefits	230,107	117,736	27,495
Interest expense	179,671	136,246	81,729
General and administrative	136,236	78,597	21,289
Depreciation and amortization	99,728	53,078	383
Provision for loan losses	13,352	6,016	6,526
Other expenses, net	9,267	18,073	9,408

Total expenses	668,361	409,746	146,830
OTHER GAINS (LOSSES)
Net fair value gains (losses)	14,500	(1,052)	—
Gains (losses) on extinguishments	(48,579)	95	4,258
Other	—	2,096	423

Total other gains (losses)	(34,079)	1,139	4,681
Income (loss) before income taxes	(35,451)	(6,133)	38,345
Income tax expense (benefit)	(13,317)	60,264	1,277

Net income (loss)	$(22,134)	$(66,397)	$37,068

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES
Change in postretirement benefits liability	19	(1,248)	(483)
Amortization of realized gain on closed hedges	68	(154)	(280)
Unrealized gain on available-for-sale security in other assets	24	36	19

Other comprehensive income (loss) before taxes	111	(1,366)	(744)
Income tax expense (benefit) for items of other comprehensive loss	34	(531)	(52)

Other comprehensive income (loss)	77	(835)	(692)

Total comprehensive income (loss)	$(22,057)	$(67,232)	$36,376

Net income (loss)	$(22,134)	$(66,397)	$37,068
Basic earnings (loss) per common and common equivalent share	$(0.73)	$(2.41)	$1.38
Diluted earnings (loss) per common and common equivalent share	(0.73)	(2.41)	1.38
Total dividends declared per common and common equivalent share	—	0.22	2.00
Weighted-average common and common equivalent shares outstanding — basic	30,397	27,593	26,432
Weighted-average common and common equivalent shares outstanding — diluted	30,397	27,593	26,521

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2010	25,642,889	$256	$122,552	$443,433	$1,943	$568,184
Net income				37,068		37,068
Other comprehensive loss, net of tax					(692)	(692)
Dividends and dividend equivalents declared				(53,665)		(53,665)
Share-based compensation			3,763			3,763
Issuance of shares under incentive plans	161,800	2	1,092			1,094
Repurchase and cancellation of common stock	(18,996)	—	(264)			(264)

Balance at December 31, 2010	25,785,693	258	127,143	426,836	1,251	555,488
Net loss				(66,397)		(66,397)
Other comprehensive loss, net of tax					(835)	(835)
Shares issued for Green Tree acquisition	1,812,532	18	40,202			40,220
Dividends and dividend equivalents declared	219,361	2	5,578	(6,200)		(620)
Share-based compensation			5,179			5,179
Excess tax benefit on share-based compensation			316			316
Issuance of shares under incentive plans	57,572	1	180			181

Balance at December 31, 2011	27,875,158	279	178,598	354,239	416	533,532
Net loss				(22,134)		(22,134)
Other comprehensive loss, net of tax					77	77
Secondary offering, net of issuance costs	6,900,000	69	275,944			276,013
Equity portion of Convertible Notes, net of issuance costs			48,697			48,697
Shares issued for RMS acquisition	891,265	9	41,337			41,346
Share-based compensation			14,206			14,206
Excess tax benefit on share-based compensation			2,376			2,376
Issuance of shares under incentive plans net of shares repurchased and cancelled	1,021,362	10	805			815

Balance at December 31, 2012	36,687,785	$367	$561,963	$332,105	$493	$894,928

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$(22,134)	$(66,397)	$37,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of servicing rights	50,461	28,623	—
Net fair value (gains) losses	(173)	8,266	—
Accretion of residential loan discounts	(14,776)	(13,712)	(13,493)
Accretion of discounts on debt and amortization of deferred debt issuance costs	15,769	6,150	1,084
Provision for loan losses	13,352	3,555	4,410
Depreciation and amortization of premises and equipment and intangibles	49,267	24,455	383
Losses (gains) on extinguishments	48,579	(95)	(4,258)
Losses (gains) on real estate owned, net	698	3,067	(3,490)
Provision (benefit) for deferred income taxes	(22,373)	38,742	(374)
Share-based compensation	14,206	5,179	3,763
Other	(4,448)	(2,159)	(2,473)
Decrease (increase) in assets
Receivables	(27,183)	(16,588)	(928)
Servicer and protective advances	(12,722)	10,289	(1,052)
Other	(754)	(2,911)	1,940
Increase (decrease) in liabilities
Payables and accrued liabilities	(22,911)	72,826	(689)
Servicer payables	4,762	5,616	—

Cash flows provided by operating activities	69,620	104,906	21,891

Investing activities
Purchases of residential loans	(568,744)	(46,462)	(73,650)
Originations of residential loans	(29,143)	—	—
Principal payments received on residential loans	190,105	126,720	99,235
Payments on receivables related to Non-Residual Trusts	16,096	9,126	—
Cash proceeds from sales of real estate owned, net	19,244	8,201	4,758
Purchases of premises and equipment	(11,408)	(6,287)	(135)
Decrease (increase) in restricted cash and cash equivalents	41,332	(47,918)	198
Payment for acquisitions of businesses, net of cash acquired	(88,592)	(1,000,529)	1,685
Deposit for business acquisition	(15,000)	—	—
Acquisitions of servicing rights	(5,539)	—	—
Other	296	(378)	475

Cash flows provided by (used in) investing activities	(451,353)	(957,527)	32,566

Financing activities
Issuance of debt	980,256	748,150	—
Payments on debt	(75,292)	(24,277)	—
Debt issuance costs paid	(30,411)	(30,475)	(2,512)
Debt pre-payment penalty	(29,440)	—	—
Proceeds from securitizations of reverse mortgage loans	583,925	—	—
Payments on HMBS related obligations	(33,496)	—	—
Payments on servicing advance liabilities	(270,708)	(164,882)	(2,760)
Issuances of servicing advance liabilities	263,833	157,806	—
Net change in master repurchase agreements	17,887	—	—
Issuance of mortgage-backed debt	—	223,065	134,355
Payments on mortgage-backed debt	(190,821)	(137,487)	(79,670)
Extinguishments and settlement of debt and mortgage-backed debt	(690,000)	(1,338)	(36,152)
Secondary equity offering, net of issuance costs	276,013	—	—
Dividends and dividend equivalents paid	—	(14,051)	(53,482)
Excess tax benefits on share-based compensation	2,376	316	—
Proceeds from the exercise of stock options	1,238	181	1,094
Repurchase and cancellation of common stock	(423)	—	(264)
Other	111	—	—

Cash flows provided by (used in) financing activities	805,048	757,008	(39,391)

Net increase (decrease) in cash and cash equivalents	423,315	(95,613)	15,066
Cash and cash equivalents at the beginning of the year	18,739	114,352	99,286

Cash and cash equivalents at the end of the year	$442,054	$18,739	$114,352

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Basis of Presentation

Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based business services provider to the residential mortgage industry. The Company is also a specialty servicer providing residential loan servicing for reverse mortgages and credit-sensitive residential mortgages. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans and reverse mortgage loans and operates an insurance agency serving residential loan customers. The Company operates throughout the United States, or U.S.

The Company serviced approximately 1.0 million accounts at December 31, 2012 and 2011.

Throughout this Annual Report on Form 10-K, references to “residential loans” refer to residential mortgage loans, including forward mortgage loans, reverse mortgage loans and participations, and residential retail installment agreements, which include manufactured housing loans, and references to “borrowers” refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements.

Acquisition of Marix Servicing, LLC

On November 1, 2010, the Company acquired 100% of the outstanding membership interests of Marix Servicing, LLC, or Marix, a high-touch specialty mortgage servicer based in Phoenix, Arizona. As a wholly-owned subsidiary of the Company, the financial results for Marix have been included in the Company’s consolidated financial statements beginning on November 1, 2010. Refer to Note 3 for further information regarding the acquisition of Marix. The acquisition of Marix allowed the Company to begin establishing its high-touch asset management and servicing platform.

Acquisition of GTCS Holdings, LLC

On July 1, 2011, the Company acquired 100% of the outstanding membership interests of GTCS Holdings, LLC, or Green Tree. Based in St. Paul, Minnesota, Green Tree is a fee-based business services company providing high-touch, third-party servicing of credit-sensitive consumer loans, primarily including residential mortgages and manufactured housing loans. A substantial portion of its servicing portfolio consists of residential mortgage loans serviced for a government-sponsored enterprise, a large commercial bank and various securitization trusts. Green Tree also acts as a nationwide agent primarily of property and casualty homeowners’ insurance products for both lender-placed and voluntary insurance coverage. Through the acquisition of Green Tree, the Company has increased its ability to provide specialty servicing and generate recurring fee-for-services revenues from a capital-light platform and has diversified its revenue streams from complementary businesses. As a result of the acquisition, the Company lost its qualification for Real Estate Investment Trust, or REIT, status. As a wholly-owned subsidiary of the Company, the financial results for Green Tree have been included in the Company’s consolidated financial statements beginning on July 1, 2011. Refer to Note 3 for further information regarding the acquisition of Green Tree.

Acquisition of Reverse Mortgage Solutions, Inc.

On November 1, 2012, the Company acquired 100% of the outstanding shares of Reverse Mortgage Solutions, Inc., or RMS. Based in Spring, Texas, RMS provides a full suite of services to the reverse mortgage sector, including servicing, sub-servicing, loan origination and securitization, and related technology. The acquisition of RMS positions the Company as a full service provider in the reverse mortgage servicing sector with new growth opportunities. The acquisition of RMS represents an attractive extension of the Company’s fee-for-service business model. As a wholly-owned subsidiary of the Company, the financial results for RMS have been included in the Company’s consolidated financial statements beginning on November 1, 2012. Refer to Note 3 for further information regarding the acquisition of RMS.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Security One Lending

On December 31, 2012, in connection with the execution of a stock purchase agreement, the Company agreed to acquire all of the outstanding shares of Security One Lending, or S1L. Based in San Diego, California, S1L is a retail and wholesale reverse mortgage loan originator. S1L has a long-standing relationship with RMS, as S1L has been delivering loans using RMS’s technology and RMS has acquired a significant amount of S1L’s reverse origination production during recent years. The acquisition of S1L will enhance RMS’s position as an issuer of reverse mortgage product, while also significantly increasing RMS’s retail origination presence. The Company obtained effective control over S1L through an economic closing on December 31, 2012, with the legal closing to occur no later than April 30, 2013. The economic closing required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. Accordingly, the assets acquired and liabilities assumed for S1L have been included in the Company’s consolidated balance sheets as of December 31, 2012. Refer to Note 3 for further information regarding the acquisition of S1L.

Acquisition of Certain Net Assets of Residential Capital LLC

The Company previously announced its joint bid with Ocwen Loan Servicing LLC to acquire certain mortgage-related net assets held by Residential Capital LLC, or ResCap, in an auction sponsored by the U.S. Bankruptcy Court. Pursuant to this agreement, the Company agreed to acquire the rights and assume the liabilities relating to ResCap’s entire Federal National Mortgage Association, Fannie Mae, mortgage servicing rights and related servicer advances, and ResCap’s mortgage originations and capital markets platforms, or the ResCap net assets. The Company subsequently closed on its acquisition of the ResCap net assets on January 31, 2013. Refer to Note 3 for further information regarding the acquisition of the ResCap net assets.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The consolidated financial statements include the accounts of Walter Investment, its wholly-owned subsidiaries and variable interest entities, or VIEs, of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated. The results of operations for acquired companies are included from their respective dates of acquisition.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s material estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure and borrower mortality rates and relate, but are not limited to, the allowance for loan losses as well as the valuation of residential loans, receivables, servicing rights, goodwill and intangibles, real estate owned, mortgage-backed debt and the HMBS related obligations. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, actual results may differ from these estimates.

Reclassifications and Error Corrections

During the second and fourth quarters of 2012, the Company made immaterial corrections of errors in certain amounts in its consolidated balance sheet at December 31, 2011 as well as to acquisition date fair values at July 1, 2011 of the assets acquired and liabilities assumed resulting from the acquisition of Green Tree. Amounts received by the Company and required to be legally segregated in separate bank accounts have been

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corrected by adjusting balances from cash and cash equivalents to restricted cash and cash equivalents. In addition, amounts for which the Company does not meet the right of offset criteria have been corrected by adjusting balances from servicer and protective advances to servicer payables. Lastly, cash balances that were overdrawn at period end have been corrected by adjusting balances from payables and accrued liabilities to cash and cash equivalents as the legal right of offset exists within the same banking institution. These revisions had no impact on the Company’s net income. The impact of correcting these errors was a decrease of $4.0 million to cash flows from operating activities and an increase of $9.9 million to cash flows used in investing activities for the year ended December 31, 2011 to $104.9 million and $957.5 million, respectively.

Also, during the fourth quarter ended December 31, 2012, the Company made an immaterial correction of an error to the purchase price allocation for Green Tree that was outside of the measurement period, which resulted in a decrease to payables and accrued liabilities, goodwill and insurance revenue of $1.0 million, $0.9 million and $0.4 million, respectively, and an increase to deferred tax liabilities, net of $0.5 million.

In addition, during the fourth quarter ended December 31, 2012, the Company made an immaterial correction of an error to income tax expense relating to the accounting for the impact of loss of its REIT status on July 1, 2011 for the third quarter ended September 30, 2011. The impact of this correction as of and for the year ended December 31, 2011 was to decrease payables and accrued liabilities, income tax expense and net loss by $2.9 million and decrease basic and diluted loss per share by $0.10.

Finally, the Company reclassified gains on extinguishments of mortgage-backed debt from other to gains (losses) on extinguishments in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2011 and 2010.

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

Transfer of Financial Assets

In connection with the acquisition of RMS, the Company is an approved issuer of the Government National Mortgage Association, or GNMA, Home Equity Conversion Mortgage-Backed Securities, or HMBS, securities that are guaranteed by GNMA and collateralized by participation interests in Home Equity Conversion Mortgages, or HECMs, insured by the Federal Housing Administration, or FHA. The Company both originates and acquires HECM reverse mortgage loans. The loans are then pooled into HMBS securities which are sold into the secondary market with servicing rights retained. Based upon the structure of the GNMA securitization program, the Company has determined that it has not met all of the requirements for sale accounting and therefore accounts for these transfers as secured borrowings. Under this accounting treatment, the HECM reverse mortgage loans remain on the consolidated balance sheet as residential loans. The proceeds from the transfer of assets are recorded as an HMBS related obligation with no gain or loss recognized on the transfer. The holders of the HMBS beneficial interests have recourse to the Company to the extent of their participation in the HECM loans, but do not have recourse to the general assets of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. The Company maintains cash and cash equivalents with federally insured financial institutions and these balances typically exceed insurable amounts. Cash equivalents also include amounts due from third party financial institutions in process of settlement. These transactions typically settle in three days and were $39.0 million and $48.0 million at December 31, 2012 and 2011, respectively.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes cash and cash equivalents that are legally restricted as to use or withdrawal. Restricted cash and cash equivalents primarily includes (1) principal and interest payments collected by the Company as servicer on behalf of third-party investors and unconsolidated securitization trusts that have not yet been remitted to the investors or trusts; (2) principal and interest payments collected by consolidated securitization trusts that have not yet been remitted to the bondholders; and (3) cash held in escrow pending release to the sellers of Green Tree and RMS. Restricted cash equivalents include investments in money market mutual funds.

Residential Loans Carried at Amortized Cost and Revenue Recognition

Residential Loans Carried at Amortized Cost

A majority of the Company’s residential loans carried at amortized cost consist of forward residential mortgage loans and residential retail installment agreements originated by the Company and acquired from other

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originators, principally Jim Walter Homes, Inc., or JWH, an affiliate of Walter Energy Inc., or Walter Energy, the Company’s prior parent, or more recently, acquired as part of a pool. In addition, the Company also carries at amortized cost certain forward loans repurchased at par under a mandatory repurchase obligation. Residential loans acquired from JWH as well as originated residential loans were initially recorded at the discounted value of the future payments using an imputed interest rate, net of cost basis adjustments such as deferred loan origination fees and associated direct costs, premiums and discounts and are stated at amortized cost. The imputed interest rate used represented the estimated prevailing market rate of interest for loans of similar terms issued to borrowers with similar credit risk. The Company has had minimal origination activity subsequent to May 1, 2008, when the Company ceased purchasing new originations from JWH or providing financing to new customers of JWH. New originations of forward loans subsequent to May 1, 2008 relate primarily to the financing of sales of real estate owned. The imputed interest rate on these financings is based on observable market mortgage rates, adjusted for variations in expected credit losses where market data is unavailable. Residential loans acquired in a pool are generally purchased at a discount to their unpaid principal balance, are recorded at their purchase price, and stated at amortized cost.

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

Acquired Credit-Impaired Loans

At acquisition, the Company reviews each loan or pool of loans to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the scheduled contractual principal and contractual interest payments of the loan or pool of loans assuming prepayments over all cash flows expected at

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition as an amount that should not be accreted (the non-accretable difference). The remaining amount, representing the excess or deficit of the cash flows expected to be collected for the loan or pool of loans over the amount paid, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). These loans are reflected in the consolidated balance sheets net of these discounts. The Company ceased its acquisitions of forward loan pools in the second quarter of 2011.

At each reporting date, the Company evaluates the expected cash flows for each loan or pool of loans. An additional allowance for loan losses is recognized if it is probable the Company will not collect all of the cash flows expected to be collected as of the acquisition date. If the re-evaluation indicates the expected cash flows for a loan or pool of loans has significantly increased when compared to previous estimates, the yield is increased to recognize the additional income over the life of the asset prospectively.

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

Residential loans accounted for at amortized cost are homogeneous and are collectively evaluated for impairment. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on, but not limited to, delinquency levels and trends, default frequency experience, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels and the impact that changes in interest rates have on a borrower’s ability to refinance its loan and to meet its repayment obligations. Management evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying the Company’s exposure to credit losses and assessing the adequacy of its allowance for loan losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans season, the credit exposure is reduced, resulting in decreasing provisions.

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

Residential Loans Carried at Fair Value

Residential loans carried at fair value include forward residential loans associated with Non-Residual Trusts, which consist of ten consolidated securitization trusts serviced by the Company, as well as reverse mortgage loans serviced by the Company through our acquisitions of RMS and S1L. These reverse mortgage loans consist of HECM reverse mortgage loans that have been transferred to GNMA securitization pools as well as those that

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are held by the Company but have not yet been transferred to GNMA securitization pools. Residential loans associated with the Non-Residual Trusts serve as collateral for the related mortgage-backed debt recorded on the Company’s consolidated balance sheet while HECM reverse mortgage loans transferred to GNMA securitization pools serve as collateral for the mortgage-backed debt of the GNMA securitization pools. The Company has elected to carry all of these residential loans at fair value. The yield on the loans along with any changes in fair value are recorded in net fair value gains (losses) in the consolidated statements of comprehensive income (loss). The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected, as well as any fair value adjustments. Acquisitions of and payments on residential loans are included in investing activities in the consolidated statements of cash flows.

In connection with the acquisition of RMS, the Company acquired reverse mortgage loans that have been repurchased from GNMA securitization pools. RMS, as a GNMA security issuer, is required to repurchase reverse mortgage loans out of the GNMA securitization pools once the loans reach certain limits as established by the FHA. The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected, as well as any fair value adjustments. Performing repurchased loans are defined as those repurchased loans that do not have any event of default and are able to be conveyed to the Department of Housing and Urban Development, or HUD. Generally, nonperforming repurchased loans are foreclosed upon and the underlying collateral is liquidated in accordance with program requirements. In addition to the cost of financing these repurchases, the Company may sustain losses during the process of liquidating the loans.

Receivables Related to Non-Residual Trusts

Receivables related to Non-Residual Trusts, which are recorded in receivables, net, consist of the estimated fair value of expected future draws on letters of credit, or LOCs, from a third party. The LOCs are credit enhancements to the Non-Residual Trusts. The cash flows received from the LOC draws will be paid directly to the underlying securitization trusts and will be used to pay debt holders of these securitizations for shortfalls in principal and interest collections on the loans in the securitizations. The Company elected to carry these receivables at fair value. Changes in fair value are recorded in net fair value gains (losses) in the consolidated statements of comprehensive income (loss).

Servicing Operations

Servicing Rights

Servicing rights are an intangible asset representing the right to service a portfolio of loans. Capitalized servicing rights primarily relate to servicing and sub-servicing contracts acquired in connection with business combinations. Additionally, the Company has acquired the rights to service loans through the purchase of such rights from third parties. Residential loans represent two classes of servicing rights which consist of a forward loan class and a reverse loan class. All newly acquired servicing rights are initially measured at fair value and subsequently amortized based on expected cash flows in proportion to and over the life of net servicing income. Amortization is recorded in depreciation and amortization in the consolidated statements of comprehensive income (loss). Servicing rights are stratified by product type and compared to the estimated fair value on a quarterly basis. To the extent that the carrying value for a strata exceeds its estimated fair value, a valuation allowance is established with an impairment loss recognized in other expenses, net in the consolidated statements of comprehensive income (loss).

Servicing Revenue and Fees

Servicing revenue and fees includes contractual servicing fees, incentive and performance fees, and ancillary income. Contractual servicing fees are based on a percentage of the unpaid principal balance of the related

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral and are accrued in the period the services have been performed. Incentive and performance fees include fees based on the performance of specific portfolios or loans, asset recovery income and modification fees. Fees based on the performance of specific portfolios or loans are recognized when earned based on the terms of the various servicing and incentive agreements. Asset recovery income is generally recognized upon collection. Certain other incentive fees are recognized when determinable, which is when the Company is officially notified of the amount of such fees. Ancillary income includes late fees, prepayment fees and collection fees and is generally recognized upon collection.

Servicer and Protective Advances

In the ordinary course of servicing residential loans and pursuant to certain servicing agreements, the Company may advance the principal and interest portion of delinquent mortgage payments to investors prior to the collection of such amounts from borrowers, provided that the Company determines these advances are recoverable from either the borrower or the liquidation of collateral. In addition, the Company is required under certain servicing contracts to ensure that property taxes, insurance premiums, foreclosure costs and various other items are paid in order to preserve the assets being serviced. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, from proceeds of liquidation of collateral or ultimate disposition of the loan, or from investors. Certain of the Company’s servicing agreements provide that repayment of servicing advances made under the respective agreements have a priority over all other cash payments to be made from the proceeds of the residential loan, and in certain cases the proceeds of the pool of residential loans, which are the subject of that servicing agreement. As a result, the Company is entitled to repayment from loan proceeds before any interest or principal is paid to the bondholders, and in certain cases, advances in excess of loan proceeds may be recovered from pool level proceeds. These assets are carried at cost, net of estimated losses. The Company establishes an allowance for uncollectible advances based on an analysis of the underlying loans, their historical loss experience and recoverability pursuant to the terms of underlying servicing agreements. Generally, estimated losses related to advances are recorded in general and administrative expenses in the consolidated statements of comprehensive income (loss).

Custodial Accounts

In connection with its servicing activities, the Company has a fiduciary responsibility for amounts related to borrower escrow funds and other custodial funds due to investors aggregating $252.4 million and $276.7 million at December 31, 2012 and 2011, respectively. These funds are maintained in segregated bank accounts, which do not represent assets and liabilities of the Company, and accordingly, are not reflected in the consolidated balance sheets.

Goodwill

Goodwill represents the excess of the consideration paid for an acquired entity over the fair value of the identifiable net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If the Company elects to bypass the qualitative assessment or if it determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step quantitative test is required. In Step 1, the Company compares the fair value of the reporting unit with its net carrying value, including goodwill. If the net carrying value of the reporting unit exceeds its fair value, the Company then performs Step 2 of the impairment test to measure the amount of impairment loss, if any. Step 2 requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, the Company recognizes an impairment loss in an amount equal to that excess up to the

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of goodwill. In performing the two-step quantitative assessment, fair value of the reporting units is based on discounted cash flows, market multiples and/or appraised values, as appropriate.

The Company completed its annual goodwill impairment test effective October 1, 2012, which included the consideration of certain economic factors. Based on the impairment test, the Company determined that its insurance agency reporting unit failed the Step 1impairment test. As a result of the Step 1 test, this reporting unit’s adjusted net book value exceeded its fair value by approximately $7.2 million, or 8%. The Company calculated the reporting unit’s fair value and determined that no goodwill impairment charges were necessary in 2012, as these Step 1 shortfalls were offset by the implied fair value adjustments of this reporting unit’s assets and liabilities determined in the Step 2 fair value procedures. The goodwill allocated to the insurance agency reporting unit was $4.4 million at December 31, 2012.The Company opted to use the qualitative method for the Company’s remaining reporting units and all passed, resulting in no goodwill impairment charges in 2012.

Intangible Assets

Intangible assets include customer relationships, institutional relationships, licenses, trademarks and trade names, and non-compete agreements. Certain customer relationships are being amortized using an economic consumption method over their related expected useful lives. Intangible assets related to institutional relationships, licenses, trademarks and trade names, non-compete agreements and the remaining customer relationships are being amortized on a straight-line basis over their respective estimated useful lives. Intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value.

Premises and Equipment, Net

Premises and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization, which includes amortization of assets recorded under capital leases, is recorded on a straight-line basis over the lesser of the remaining term of the lease or the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the useful life of the leased asset. Costs to internally develop computer software are capitalized during the application development stage and include external direct costs of materials and services as well as employee costs related to time spent on the project during the capitalization period. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value.

Real Estate Owned, Net

Real estate owned, net, which is included in other assets in the consolidated balance sheets, represents properties acquired in satisfaction of residential loans. Upon foreclosure or when the Company otherwise takes possession of the property, real estate owned is recorded at the lower of cost or estimated fair value less estimated costs to sell. The excess of cost over the fair value of the property acquired less estimated costs to sell is charged to the allowance for loans losses for residential loans accounted for at amortized cost and to net fair value gains and losses for loans accounted for at fair value. The fair value of the property is generally based upon historical resale recovery rates and current market conditions or appraisals. Subsequent declines in the value of real estate owned are recorded as adjustments to the carrying amount through a valuation allowance and are

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in other expenses, net in the consolidated statements of comprehensive income (loss). Costs relating to the improvement of the property are capitalized to the extent the balance does not exceed its fair value, whereas those costs relating to maintaining the property are charged to other expenses, net in the consolidated statements of comprehensive income (loss) when incurred.

The Company will often finance the sale of its real estate owned. Revenue from the sale of real estate owned is recognized by the full accrual method when the specific criteria for use of this method are met. However, frequently, the requirement for a minimum 5% initial cash investment for primary residences is not met. When this is the case, losses are recognized immediately while gains are deferred and recognized by the installment method until the borrower’s initial investment reaches the minimum 5% requirement. Once the borrower’s initial investment reaches the minimum required amount, revenue is recognized by the full accrual method. Gains and losses on the sale of real estate owned are recorded in other expenses, net in the consolidated statements of comprehensive income (loss).

Insurance Operations

Agency Business

Commission revenue is recognized when the earnings process has been completed, which is the effective date of the insurance policy. As customers generally pay their premiums in installments over the life of the policies, the Company records an insurance premium receivable and corresponding payable to insurance carrier, net of commission, which are included in the consolidated balance sheets in receivables, net and payables and accrued liabilities, respectively. At the time commission revenue is recognized, the Company can reliably estimate expected policy cancellations and records a reserve for cancellations, which is estimated based on historical experience adjusted for known events or circumstances. The reserve for policy cancellations is evaluated on a quarterly basis and adjusted to reflect current estimates.

Reinsurance Business

Premium revenue is recognized and recorded in insurance revenue ratably over the life of the insurance contract. Accruals for property liability claims and claims expense are recognized when probable and reasonably estimable at amounts necessary to settle both reported and estimated incurred but not yet reported claims of insured property liability losses, based upon the facts in each case and the Company’s experience with similar matters. The establishment of appropriate accruals, including accruals for catastrophes such as hurricanes, is an inherently uncertain process. Accrual estimates are regularly reviewed and updated, using the most current information available.

At December 31, 2012 and 2011, the gross liability for unpaid claims was $0.1 million and $0.7 million, respectively, and is included in payables and accrued liabilities in the consolidated balance sheets. Total incurred claims expense was $2.2 million, $5.4 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, which was recorded in other expenses, net in the consolidated statements of comprehensive income (loss).

Servicer Payables

Servicer payables represent amounts collected, primarily from residential borrowers whose loans the Company services, which will be remitted to third-party trusts, investors or others.

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

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

Freestanding derivative instruments are used as part of an overall strategy to economically manage exposure to market risks primarily associated with fluctuations in interest rates. These derivative instruments are measured at fair value and included in other assets and payables and accrued liabilities in the consolidated balance sheets. Changes in fair value are recorded in net fair value gains (losses) in the consolidated statements of comprehensive income (loss).

Mortgage-Backed Debt

The Company’s mortgage-backed debt associated with the Residual Trusts is carried net of discounts at amortized cost. Associated deferred debt issuance costs are recorded in other assets in the consolidated balance sheets. These costs and original issue discounts, if any, are amortized to interest expense over the lives of the securitization trusts using the interest method. The Company elected to carry mortgage-backed debt related to the Non-Residual Trusts at fair value.The yield on the mortgage-backed debt along with any changes in fair value are recorded in net fair value gains (losses) in the consolidated statements of comprehensive income (loss).The yield on the mortgage-backed debt includes recognition of interest expense based on the stated interest rates of the mortgage-backed debt, as well as any fair value adjustments.

HMBS related obligations

As a result of the acquisition of RMS, the Company recognizes the proceeds from the sale of HMBS securities as a secured borrowing. The Company elected to record the secured borrowing, or the HMBS related obligations, at fair value. The yield on the HMBS obligations along with any changes in fair value are recorded in net fair value gains (losses) in the consolidated statements of comprehensive income (loss).The yield on the HMBS obligations includes recognition of interest expense based on the stated interest rates of the HMBS obligations, as well as any fair value adjustments. Proceeds from securitizations of reverse mortgage loans and payments on HMBS related obligations are included in financing activities in the consolidated statements of cash flows.

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

The Company assesses its tax positions for all open tax years and determines whether it has any material unrecognized liabilities in accordance with the guidance on accounting for uncertain tax positions. The Company records interest and penalties on uncertain tax positions in income tax expense and general and administrative expense, respectively, in the consolidated statements of comprehensive income (loss).

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company has in effect stock incentive plans under which restricted stock, restricted stock units, or RSUs, and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company estimates the fair value of share-based awards on the date of grant. The value of the award is generally recognized as expense using the graded method over the requisite service periods. The fair value of the Company’s restricted stock and RSUs is generally based on the average of the high and low market prices of its common stock on the date of grant. The Company has estimated the fair value of non-qualified stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award, the expected volatility of the Company’s stock price and expected dividends. The Company records share-based compensation expense in salaries and benefits expense in the consolidated statements of comprehensive income (loss).

Basic and Diluted Earnings (Loss) Per Share

Outstanding share-based payment awards that include non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the calculation of basic earnings per common share pursuant to the two-class method. For the Company, participating securities are comprised of certain outstanding restricted stock and RSUs. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible debt, based on the treasury method. The Company uses the treasury method to compute the dilutive effect of convertible debt based on its intention to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount of convertible debt and any excess of conversion value over the principal amount of convertible debt in shares of common stock. See Note 15 for additional information regarding convertible debt. During periods of net loss, diluted loss per share is equal to basic loss per share as the antidilutive effect of non-participating share-based awards and convertible debt is disregarded. No effect is given to participating securities in the computation of basic and diluted loss per share as these securities do not share in the losses of the Company.

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

In September 2011, the FASB issued an accounting standards update in order to simplify how goodwill is tested for impairment. Prior to the issuance of this update, goodwill was required to be tested for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of the reporting unit was less than its carrying amount, then measurement of the amount of impairment was required. Under the new standard, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this standard are effective for interim and annual periods beginning January 1, 2012 with early adoption permitted. The Company has adopted this accounting standards update effective January 1, 2012 and applied the guidance to its annual goodwill impairment test as of October 1, 2012. Adoption of this standard had no impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued an accounting standards update to require disclosure of information about the effect of rights of setoff with certain financial instruments on an entity’s financial position. In January 2013, the FASB issued an accounting standards update that clarifies the aforementioned offsetting disclosure requirements. The disclosure requirements are only applicable to rights of setoff of certain derivative instruments, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with standards set forth by the FASB Codification or master netting arrangements or similar agreements. The Company has adopted the amendments in these standards effective in the first quarter of 2013. Adoption of this standard had no impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued an accounting standards update that requires presentation for reclassification adjustments from accumulated other comprehensive income into net income in a single note or on the face of the financial statements. The Company has adopted the amendments in this standard effective in the first quarter of 2013. Adoption of this standard did not have a significant effect on the Company’s financial statement reporting.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Acquisitions

Reverse Mortgage Solutions, Inc.

On November 1, 2012, the Company acquired all of the outstanding shares of RMS, or the RMS Acquisition. The table below details the estimated fair value of the consideration transferred in connection with the RMS Acquisition (in thousands, except shares and per share data):

Amount
Cash to owners of RMS(1)	$95,000
Company common stock (891,265 shares at $46.39 per share)(2)	41,346

Total consideration	$136,346

(1)

The cash portion of the RMS Acquisition was funded through the issuance of common stock. See Note 20 for additional information. This amount included $9.0 million at December 31, 2012, in restricted cash that was payable to the owners of RMS and is recognized in payables and accrued liabilities as presented in Note 13.

(2)	The fair value of $46.39 per share for the 891,265 common shares issued was based on an average of the high and low prices of the Company’s shares on November 1, 2012.

The purchase consideration of $136.3 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed (in thousands):

Amount
Assets
Cash	$19,683
Restricted cash	1,401
Residential loans	5,331,989
Receivables	11,832
Servicer and protective advances	17,615
Servicing rights	15,916
Goodwill	101,199
Intangible assets	20,800
Premises and equipment	15,633
Deferred tax asset	19,052
Other assets	13,245

Total assets acquired	5,568,365

Liabilities
Payables and accrued liabilities	29,357
Debt	148,431
HMBS related obligations	5,254,231

Total liabilities assumed	5,432,019
Fair value of net assets acquired	$136,346

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The residential loans acquired in connection with the RMS Acquisition consist of reverse mortgage loans with a fair value of $5.3 billion and gross contractual amounts receivable of $4.8 billion, all of which is expected to be collected.

The RMS Acquisition resulted in a new reportable segment for the Company, the Reverse Mortgage segment. Refer to Note 22 for further information regarding segments. Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are the expected future earnings and projections of growth. At acquisition, the Company’s estimate of goodwill allocated to the Reverse Mortgage segment was $101.2 million, of which none is expected to be tax deductible.

The following table presents the estimate of identifiable intangible assets and software development costs recognized at acquisition of RMS with the corresponding weighted-average amortization periods (in years) at the acquisition date (in thousands):

	Estimated Fair Value	Weighted- Average Amortization Period
Intangible assets:
Institutional relationships	$11,900	10.0
Customer relationships	6,700	1.8
Trade name	1,200	4.7
Non-compete agreement	1,000	1.5

Total intangible assets	20,800	6.6
Software development costs(1)	13,100	4.0

Total intangible assets and software development costs	$33,900	5.6

(1)	Software development costs are included in premises and equipment in the consolidated balance sheet. See Note 11 for additional information.

The amount of RMS’s revenues and net income included in the Company’s consolidated statement of comprehensive income (loss) for the period from the date of acquisition through December 31, 2012 were $7.0 million and $1.9 million, respectively. The Company incurred transaction-related expenses to acquire RMS of $2.8 million during the year ended December 31, 2012, which were primarily included in general and administrative expenses in the consolidated statement of comprehensive income (loss).

Security One Lending

On December 31, 2012, in connection with the execution of a stock purchase agreement, the Company agreed to acquire all of the outstanding shares of S1L. The Company obtained effective control over S1L through an economic closing on December 31, 2012, with the legal closing to occur no later than April 30, 2013. The economic closing required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values on December 31, 2012. The purchase price consists of $20.0 million in cash paid on December 31, 2012 and up to an additional $11.0 million in contingent earn-out payments dependent upon the achievement of certain designated performance targets over the next twelve months. The Company recorded an estimated liability for the contingent earn-out payments of $6.1 million on December 31, 2012, which is included in payables and accrued liabilities as presented in Note 13.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase consideration of $26.1 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The table below presents the purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed (in thousands):

Amount
Assets
Cash	$6,725
Restricted cash	822
Residential loans	98,441
Receivables	1,179
Servicing rights	378
Goodwill	8,809
Intangible assets	11,000
Premises and equipment	530
Other assets	500

Total assets acquired	128,384

Liabilities
Payables and accrued liabilities	8,252
Debt	89,434
Deferred tax liability	4,598

Total liabilities assumed	102,284

Fair value of net assets acquired	$26,100

Residential loans acquired in connection with the acquisition of S1L, which consist primarily of reverse mortgage loans, have a fair value of $98.4 million and gross contractual amounts receivable of $89.2 million, all of which is expected to be collected.

S1L is included in the Company’s Reverse Mortgage segment. Refer to Note 22 for further information regarding segments. Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are the expected future cash flows and projections of growth. At acquisition, the Company’s estimate of goodwill allocated to S1L was $8.8 million, of which none is expected to be tax deductible. The Company incurred transaction-related expenses to acquire S1L of $0.3 million during the year ended December 31, 2012, which are primarily included in general and administrative expenses in the consolidated statement of comprehensive income (loss).

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimate of identifiable intangible assets recognized at acquisition of S1L with the corresponding weighted-average amortization periods (in years) at the acquisition date (in thousands):

	Estimated Fair Value	Weighted- Average Amortization Period
Intangible assets:
Licenses	$5,000	25.0
Institutional relationships	4,700	1.6
Trademarks and trade name	800	4.4
Non-compete agreement	500	1.8

Total intangible assets	$11,000	12.4

ResCap Net Assets

On January 31, 2013, or the ResCap Closing Date, the Company acquired the assets and assumed the liabilities relating to all of ResCap’s Fannie Mae mortgage servicing rights and related servicer advances, and ResCap’s mortgage originations and capital markets platforms, or the ResCap assets, for a preliminary purchase price of $492.0 million, which was partially funded with net proceeds from a common stock offering and borrowings from the Company’s incremental secured credit facility. The total estimated cash consideration, net of a $15.0 million earnest money cash deposit paid in the fourth quarter of 2012, was partially paid on January 31, 2013, with a final payment to be made upon final reconciliation of the ResCap assets as of January 31, 2013, which is when the final purchase price can be determined. The earnest money cash deposit is recorded in other assets in the consolidated balance sheet as presented in Note 12. The Company is accounting for this transaction as a business combination in accordance with authoritative accounting guidance.

Due to the limited time since the ResCap Closing Date, the Company is unable to provide actual amounts recognized related to the ResCap assets as the accounting for the purchase price allocation has not yet been completed. As a result, certain required disclosures relative to the ResCap assets acquired, including those related to any goodwill or bargain purchase amounts to be recognized have not been made.

Green Tree

On July 1, 2011, the Company acquired all of the outstanding membership interests of Green Tree, or the Green Tree Acquisition. The table below details the fair value of the consideration transferred in connection with the Green Tree Acquisition (in thousands, except shares and per share data):

Amount
Cash to owners of Green Tree(1)	$737,846
Cash to settle Green Tree senior secured credit facility(1) (2)	274,794
Company common stock (1,812,532 shares at $22.19 per share)(3)	40,220

Total consideration	$1,052,860

(1)

The cash portion of the Green Tree Acquisition was funded through cash on hand and debt issuances as discussed in Note 15. Cash on hand was largely generated by monetizing existing corporate assets as discussed in Note 16. This amount included $5.0 million and $45.0 million, at December 31, 2012 and 2011, respectively, in restricted cash that was payable to the owners of Green Tree and is recognized in payables and accrued liabilities as presented in Note 13.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Simultaneously with the closing of the Green Tree Acquisition, $274.8 million of previously outstanding Green Tree secured debt was retired.

(3)	The fair value of $22.19 per share for the 1.8 million common shares issued was based on an average of the high and low prices of the Company’s shares on July 1, 2011.

The purchase consideration of $1.1 billion was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. An allocation of the purchase price was made to major categories of assets and liabilities based on management’s estimates. Provided below is a table summarizing the originally reported estimated acquisition date fair values of the assets acquired and liabilities assumed, measurement period adjustments recorded, and the final adjusted purchase price allocation (in thousands):

		Measurement Period Adjustments
	Originally Reported	2011	2012	Adjusted
Assets
Cash and cash equivalents	$22,046	$—	$—	$22,046
Restricted cash	110,040	(3,631)	—	106,409
Residential loans	729,195	—	—	729,195
Receivables	225,530	(14,367)	—	211,163
Servicer and protective advances	134,689	—	(991)	133,698
Servicing rights	278,952	—	—	278,952
Goodwill	468,163	2,128	991	471,282
Intangible assets	142,303	7,764	—	150,067
Premises and equipment	132,814	—	—	132,814
Other assets	13,161	—	—	13,161

Total assets acquired	2,256,893	(8,106)	—	2,248,787

Liabilities
Payables and accrued liabilities	121,114	(6,603)	—	114,511
Servicing advance liabilities	110,861	—	—	110,861
Debt	14,834	—	—	14,834
Mortgage-backed debt	861,674	—	—	861,674
Deferred tax liability, net	4,343	967	—	5,310
Servicer payables	91,207	(2,470)	—	88,737

Total liabilities assumed	1,204,033	(8,106)	—	1,195,927

Fair value of net assets acquired	$1,052,860	$—	$—	$1,052,860

The estimated fair values of the assets acquired and liabilities assumed as originally reported were based on information that was available as of the acquisition date. The 2011 measurement period adjustments include changes to the estimated fair values primarily related to accrued receivables and payables associated with the Company’s insurance agency business, along with the related effects on intangible assets and deferred taxes. The 2012 measurement period adjustments include an adjustment to the estimated fair value of servicer and protective advances. This adjustment resulted in an increase to the goodwill assigned to the Servicing segment and a decrease to servicer and protective advances of $1.0 million.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are the expected future cash flows and projections of growth. The Company also expects to achieve synergies, as the Green Tree Acquisition results in overlapping staff and administrative functions, duplicate servicing platforms and allows for cross deployment of proprietary technology to avoid certain other planned future expenditures. At acquisition, the Company’s estimate of goodwill allocated to the Servicing, Asset and Receivables Management, or ARM, and Insurance segments was $430.5 million, $34.5 million and $5.3 million, respectively. The amount allocated to goodwill that is expected to be tax deductible is $456.0 million.

The following table presents the estimate of identifiable intangible assets and software development costs recognized at the acquisition of Green Tree with the corresponding weighted-average amortization periods (in years) at the acquisition date (in thousands):

	Estimated Fair Value	Weighted- Average Amortization Period
Intangible assets:
Customer relationships
Servicing	$69,362	7.0
Insurance	34,564	7.0
Asset receivables management	29,141	3.2
Institutional relationships	17,000	1.3

Total intangible assets	150,067	5.6
Software development costs(1)	123,349	3.4

Total intangible assets and software development costs	$273,416	4.6

(1)	Software development costs are included in premises and equipment in the consolidated balance sheet. See Note 11 for additional information.

In connection with the Green Tree Acquisition, the Company recognized a contingent liability related to Green Tree’s mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. The Company estimated the fair value of this contingent liability at the acquisition date at $13.6 million, which was included in payables and accrued liabilities. The fair value was estimated based on prepayment, default and severity rate assumptions related to the historical and projected performance of the underlying loans. The Company estimated that the undiscounted losses to be incurred under this obligation over the remaining lives of the loans at the acquisition date were $21.1 million. Refer to Note 23 for further information regarding the mandatory repurchase obligation.

In addition, the Company recognized a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitizations. The fees are based in part on the outstanding principal balance of the debt issued by these trusts. The Company estimated the fair value of this contingent liability at the acquisition date at $10.4 million, which was included in payables and accrued liabilities. The fair value was estimated based on prepayment and default assumptions related to the historical and projected performance of the underlying loans. The Company estimated that the undiscounted payments over the remaining lives of the securitizations at the acquisition date were $15.7 million. Refer to Note 23 for further information regarding the professional fees liability.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The residential loans acquired in connection with the Green Tree Acquisition consisted primarily of loans related to the Non-Residual Trusts. The Company recorded residential loans at the acquisition date that had a fair value of $729.2 million and a gross contractual amount receivable of $1.8 billion, of which $423.8 million was not expected to be collected.

The amount of Green Tree’s revenues and net income included in the Company’s consolidated statement of comprehensive loss for the period from the date of acquisition through December 31, 2011 were $216.8 million and $24.2 million, respectively. The Company incurred $12.9 million of transaction-related expenses to acquire Green Tree during the year ended December 31, 2011, most of which are included in general and administrative expenses in the consolidated statement of comprehensive loss.

The following table presents the unaudited pro forma combined revenues and net loss as if RMS and S1L had been acquired on January 1, 2011 and Green Tree on January 1, 2010 (in thousands, except per share data):

	For the Years Ended December 31,
	2012	2011
Revenues	$705,897	$624,071
Net loss	(33,668)	(24,236)
Net loss per share — basic	(0.88)	(0.66)
Net loss per share — diluted	(0.88)	(0.66)

The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisitions of Green Tree, RMS, and S1L, or the Acquisitions, had taken place on the dates indicated above. The amounts have been calculated to reflect additional fair value adjustments, depreciation and amortization that would have been incurred assuming the Acquisitions had occurred on the dates indicated above together with the consequential tax effects. The pro forma adjustments for Green Tree also include interest expense on debt issued to consummate the acquisition of Green Tree together with the consequential tax effects. The unaudited pro forma financial information excludes costs incurred which were directly attributable to the acquisitions and which do not have a continuing impact on the combined operating results.

Marix

On November 1, 2010, the Company completed its acquisition of Marix. The purchase price for the acquisition was a cash payment due at closing of less than $0.1 million plus estimated contingent earn-out payments of $2.1 million. The contingent earn-out payments were based on net servicing revenue in Marix’s existing business in excess of a base of $3.8 million per quarter. The payments were due after the end of each fiscal quarter for a three year period ending December 31, 2013. The estimated liability for future earn-out payments was recorded in the consolidated balance sheet at the acquisition date. In accordance with the accounting guidance on business combinations, any subsequent adjustments to the estimated liability for contingent earn-out payments are to be recognized in the earnings of the period in which the change in the estimated payment occurs. At December 31, 2011, the estimated liability for contingent earn-our payments was reduced to $0 as the servicing revenue targets specified in the purchase agreement were not met in any of the four quarters in 2011. No earn-out payments were earned or paid in 2011 or 2012 and management estimates that the revenue targets for 2013, the remaining year of the earn-out period, will not be met. As a result of management’s change in estimate, a gain of $2.1 million was recorded in other gains (losses) in the consolidated statement of comprehensive loss for the year ended December 31, 2011.

Costs Associated with Exit Activities

As a result of the acquisition of Green Tree, the Company took steps in 2011 to manage and optimize the combined operations of the consolidated company. The major costs incurred as a result of these actions are

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severance and other-related costs, which are recorded in salaries and benefits in the consolidated statements of comprehensive income (loss). Charges associated with these exit activities have not been allocated to business segments and are included in Other in Note 22. The Company completed these exit activities at the end of October 2012; final payments or other settlements are expected to be completed by the fourth quarter of 2013.

The following table summarizes the accrued liability, which is included in payables and accrued liabilities in the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these activities (in thousands):

	Severance and Other-Related Costs	Other	Total
Balance at January 1, 2011	$—	$—	$—
Charges	3,222	278	3,500
Cash payments or other settlements	(1,266)	(63)	(1,329)

Balance at December 31, 2011	1,956	215	2,171
Charges	2,155	122	2,277
Cash payments or other settlements	(2,714)	(76)	(2,790)

Balance at December 31, 2012	$1,397	$261	$1,658

Total expected charges	$5,377	$400	$5,777

4.    Variable Interest Entities

Consolidated VIEs

Residual Trusts

The Company has historically funded its residential loan portfolio through securitizations and evaluates each securitization trust to determine if it meets the definition of a VIE and whether or not the Company is required to consolidate the trust. The Company determined that it was the primary beneficiary of twelve securitization trusts for which it owns residual interests, and as a result, has consolidated these VIEs. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.

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

Non-Residual Trusts

The Company determined that it is the primary beneficiary of ten securitization trusts for which it does not own any residual interests. These trusts were consolidated on the Company’s consolidated balance sheet at July 1, 2011 in connection with the acquisition of Green Tree. The Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. However, as part of a prior agreement to acquire the rights to service the

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans in these securitization trusts, the Company has certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates, which is the date each loan pool falls to 10% of the original principal amount. The Company will take control of the remaining collateral in the trusts when these calls are exercised, thus the clean-up call is deemed a variable interest, as the Company will be required under this obligation to absorb any losses of the VIEs subsequent to these calls, which could potentially be significant to each VIE. Additionally, as servicer of the VIEs, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the VIEs.

The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2016 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $418.1 million.

For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $285.4 million and $298.5 million at December 31, 2012 and 2011, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated VIEs section of this Note.

Servicer and Protective Advance Financing Facility

A wholly-owned subsidiary of the Company, or the Subsidiary, engages in operating activities that are restricted to the purchase of servicer and protective advances from certain of the Company’s affiliates and assignment of those advance receivables to various lenders under a financing agreement with a third-party agent, or the Agent. Due to these restrictions, the Subsidiary is deemed to be a VIE as the Company is deemed both to have the power to direct the activities most significant to the economic performance of the Subsidiary, as well as the obligation to absorb losses or receive residual returns which could be potentially significant.

The assets and liabilities of the Subsidiary represent servicer and protective advances purchased from affiliates and obligations to lenders under a financing agreement, or Receivables Loan Agreement. The amount of purchased advances under the Receivables Loan Agreement are classified as servicer and protective advances, net in the consolidated balance sheets, while the amount of obligations to lenders under the Receivables Loan Agreement are recorded in the consolidated balance sheets in servicing advance liabilities. The assets of the Subsidiary are pledged as collateral to satisfy the obligations of lenders under the Receivables Loan Agreement, and those obligations are not cross-collateralized and the lenders do not have recourse to the Company. Refer to Note 14 for additional information regarding the Receivables Loan Agreement.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the table below is a summary of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	Carrying Amount of Assets and Liablities of Consolidated VIEs
	December 31, 2012				December 31, 2011
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facility	Total	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facility	Total
Assets
Restricted cash and cash equivalents	$43,856	$14,397	$—	$58,253	$43,452	$16,233	$—	$59,685
Residential loans	1,495,920	646,498	—	2,142,418	1,594,251	672,714	—	2,266,965
Allowance for loan losses	(20,138)	—	—	(20,138)	(13,604)	—	—	(13,604)

Residential loans, net	1,475,782	646,498	—	2,122,280	1,580,647	672,714	—	2,253,361
Receivables, net	—	53,975	—	53,975	—	81,782	—	81,782
Servicer and protective advances, net	—	—	77,082	77,082	—	—	59,921	59,921
Other assets	60,669	2,014	—	62,683	61,002	2,496	—	63,498

Total assets	$1,580,307	$716,884	$77,082	$2,374,273	$1,685,101	$773,225	$59,921	$2,518,247

Liabilities
Payables and accrued liabilities	$9,007	$—	$—	$9,007	$10,163	$—	$—	$10,163
Servicing advance liabilities	—	—	64,552	64,552	—	—	48,736	48,736
Mortgage-backed debt	1,315,442	757,286	—	2,072,728	1,413,509	811,245	—	2,224,754

Total liabilities	$1,324,449	$757,286	$64,552	$2,146,287	$1,423,672	$811,245	$48,736	$2,283,653

The assets of the consolidated VIEs are pledged as collateral to the servicing advance liabilities and mortgage-backed debt and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated securitization trust is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts while the servicing advance liabilities are to be satisfied from the recoveries or repayments from the underlying advances. The consolidated VIEs are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts and lenders under the Receivables Loan Agreement do not have recourse to the Company. Refer to Note 16 for additional information regarding the mortgage-backed debt and related collateral and Note 14 for additional information regarding servicing advance liabilities.

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

Interest expense associated with the Receivables Loan Agreement is included in interest expense in the consolidated statements of comprehensive income (loss). Changes in servicer and protective advances are included in operating activities while the issuances of and payments on servicing advance liabilities are included in financing activities in the consolidated statements of cash flows.

Unconsolidated VIEs

The Company has variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs.

Servicing Arrangements with Letter of Credit Reimbursement Obligation

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

As noted above, the Company has determined that for seven of these securitization trusts, the Company is the primary beneficiary due to a mandatory clean-up call obligation related to these trusts and, accordingly, the Company has consolidated the seven trusts on the consolidated balance sheets. However, for the four remaining securitization trusts for which the Company does not have a mandatory clean-up call obligation, the Company’s involvement consists only of servicer and the LOC reimbursement obligation. As explained in the Consolidated VIEs section above, the Company does not expect that the final $165.0 million in LOCs will be drawn. As the Company’s only involvement is that of servicer and the LOC reimbursement obligation, which is not expected to be drawn, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have a variable interest that could potentially be significant to the VIEs. Accordingly, the four securitization trusts have not been consolidated on the Company’s consolidated balance sheets. The Company serviced $223.3 million and $250.4 million of loans related to the four unconsolidated securitization trusts at December 31, 2012 and 2011, respectively.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying amounts of the Company’s assets that relate to its variable interests in the VIEs associated with letter of credit reimbursement obligations that are not consolidated, as well as its maximum exposure to loss and the unpaid principal balance of the total assets of these unconsolidated VIEs (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Total Assets of Unconsolidated VIEs
	Servicing Rights, Net	Servicer and Protective Advances, Net	Total	Maximum Exposure to Loss (1)
Type of Involvement
Servicing arrangements with letter of credit reimbursement obligation
December 31, 2012	$2,319	$2,691	$5,010	$170,010	$223,251
December 31, 2011	2,909	2,832	5,741	170,741	250,426

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

Basis or Measurement

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through net income or loss. This election can only be made at certain specified dates and is irrevocable once made. The Company has elected to measure all reverse mortgage assets and liabilities at fair value. For all other assets and liabilities, the Company does not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as they are acquired or incurred. The Company elected to measure at fair value residential loans, receivables and mortgage-backed debt associated with the Non-Residual Trusts. In addition, with the acquisitions of Green Tree and S1L, the Company recognized contingent liabilities for a mandatory repurchase obligation, a professional fees liability related to certain securitizations, and contingent earn-out payments that it measures at fair value on a recurring basis in accordance with the accounting guidance for business combinations.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers into or out of Level 3, and there were also no transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.

Items Measured at Fair Value on a Recurring Basis

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis, all of which utilize significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Year Ended December 31, 2012
	Fair Value January 1, 2012	RMS Acquisition	S1L Acquisition	Total Gains (Losses) Included in Net Loss	Purchases	Issuances	Settlements	Fair Value December 31, 2012
Assets
Residential loans related to Non-Residual Trusts	$672,714	$—	$—	$107,493	$—	$—	$(133,709)	$646,498
Reverse mortgage loans	—	5,331,989	88,929	65,030	565,171	29,143	(33,154)	6,047,108
Other loans held for sale	—	—	9,512	281	22,226	—	(15,414)	16,605
Receivables related to Non-Residual Trusts	81,782	—	—	(11,711)	—	—	(16,096)	53,975

Total assets	$754,496	$5,331,989	$98,441	$161,093	$587,397	$29,143	$(198,373)	$6,764,186

Liabilities
Mandatory repurchase obligation	(11,849)	—	—	(116)	—	—	1,966	(9,999)
Professional fees liability related to certain securitizations	(9,666)	—	—	(1,091)	—	—	2,610	(8,147)
Contingent earn-out payments	—	—	(6,100)	—	—	—	—	(6,100)
Mortgage-backed debt related to Non-Residual Trusts	(811,245)	—	—	(86,163)	—	—	140,122	(757,286)
HMBS related obligations	—	(5,254,231)	—	(57,750)	—	(596,067)	33,496	(5,874,552)

Total liabilities	$(832,760)	$(5,254,231)	$(6,100)	$(145,120)	$—	$(596,067)	$178,194	$(6,656,084)

	For the Year Ended December 31, 2011
	Fair Value January 1, 2011	GreenTree Acquisition	Total Gains (Losses) Included in Net Loss	Settlements	Fair Value December 31, 2011
Assets
Residential loans related to Non-Residual Trusts	$—	$726,475	$15,274	$(69,035)	$672,714
Receivables related to Non-Residual Trusts	—	84,921	5,987	(9,126)	81,782

Total assets	$—	$811,396	$21,261	$(78,161)	$754,496

Liabilities
Mandatory repurchase obligation	—	(13,638)	981	808	(11,849)
Professional fees liability related to certain securitizations	—	(10,440)	(607)	1,381	(9,666)
Mortgage-backed debt related to Non-Residual Trusts	—	(861,674)	(22,197)	72,626	(811,245)

Total liabilities	$—	$(885,752)	$(21,823)	$74,815	$(832,760)

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

A servicing sub-set of management determines and approves all valuation policies and unobservable inputs used to estimate the fair value of residential loans related to Non-Residual Trusts, receivables related to Non-Residual Trusts, the mandatory repurchase obligation and the professional fees related to certain securitizations. This group, consisting of certain members of the management team responsible for accounting, treasury, servicing operations and credit risk, meets on a quarterly basis to review the financial assets and liabilities that require fair value measurement, including how each financial asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by the Company’s credit risk group. The valuation committee also reviews discount rate assumptions and related available market data. Similar procedures are followed by the Company’s accounting department responsible for reverse mortgages to determine the fair value of reverse mortgage loans, the liability for contingent earn-out payments and the HMBS related obligations. These fair values are approved by senior management.

The following is a description of the methods and assumptions used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 3 of the fair value hierarchy.

Residential loans

Residential loans related to Non-Residual Trusts — These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the loans including, but not limited to, assumptions for prepayment, default, loss severity and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for these assets is primarily based on the collateral and credit risk characteristics of these loans, combined with an assessment of market interest rates. Residential loans related to Non-Residual Trusts are recorded in residential loans, net in the consolidated balance sheets.

Residential loans related to reverse mortgage loans — These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the loans including, but not limited to, assumptions for prepayment, default, mortality, and discount rates. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for these assets is primarily based on an assessment of current market yields on newly originated HECM loans, expected duration of the asset, and current market interest rates.

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

Mandatory repurchase obligation — This contingent liability relates to a mandatory obligation in which the Company is required to repurchase loans from an investor when the loans become 90 days delinquent. The Company estimates the fair value of this obligation based on the expected net present value of expected future cash flows using Level 3 assumptions that it believes a market participant would consider in valuing these liabilities including, but not limited to, assumptions for prepayment, default and loss severity rates applicable to the historical and projected performance of the underlying loans. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. The mandatory repurchase obligation is included in payables and accrued liabilities in the consolidated balance sheets.

Professional fees liability related to certain securitizations — This contingent liability primarily relates to payments for surety and auction agent fees that the Company will be required to make over the remaining life of certain consolidated and unconsolidated securitization trusts. The Company estimates the fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of the expected cash flows of the professional fees required to be paid related to the securitization trusts. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing these liabilities including, but not limited to, estimates of collateral repayment, default and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. Professional fees liability related to certain securitizations are included in payables and accrued liabilities in the consolidated balance sheets.

Contingent earn-out payments — The estimated fair value of this contingent liability is based on the average earn-out payment under multiple outcomes as determined by a Monte-Carlo simulation, discounted to present value using credit-adjusted discount rates. The average payment outcomes calculated by the Monte-Carlo simulation were derived utilizing Level 3 unobservable inputs, the most significant of which include the assumptions for forecasted financial performance of S1L and financial performance volatility.

Mortgage-backed debt related to Non-Residual Trusts — This debt is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates the fair value using Level 3 unobservable market inputs. The estimated fair value of the debt is based on the net present value of the projected principal and interest payments owed for the remaining life of the securitization trusts. The Company’s valuation considers assumptions and estimates for principal and interest payments on the debt. An analysis of the credit assumptions for the underlying collateral in each of the securitization trusts is performed to determine the required payments to debt holders. The assumptions that it believes a market participant would consider in valuing debt include, but are not limited to, prepayment, default, loss severity and discount rates, as well as the balance of LOCs provided as credit enhancement. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions. Credit performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on credit characteristics combined with an assessment of market interest rates. Mortgage-backed debt related to Non-Residual Trusts is recorded in mortgage-backed debt in the consolidated balance sheets.

HMBS related obligations — The Company recognizes the proceeds from the sale of HMBS securities as a secured borrowing, which is accounted for at fair value. This liability is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability including, but not limited to, assumptions for prepayments, discount rate and borrower mortality rates for reverse mortgages. The discount rate assumption for these liabilities is based on an assessment of current market yields for newly issued HMBS, expected duration, and current market interest rates. The yield on seasoned HMBS is adjusted based on the duration of each HMBS and assuming a constant spread to the swap curve.

The Company utilizes a discounted cash flow method in the fair value measurement of Level 3 assets and liabilities included in the consolidated financial statements at fair value on a recurring basis. The following table presents the significant unobservable inputs used in the fair value measurement of these assets and liabilities at December 31, 2012. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

	Significant Unobservable Input	Range	Weighted Average
Assets
Residential loans related to Non-Residual Trusts	Conditional prepayment rate	4.55% - 6.36%	5.54%
	Loss severity	75.96% - 89.39%	85.07%
Reverse mortgage loans	Average life(1)	1.4 -11.0 years	4.6 years
	Cumulative mortality rate	0.9% - 38.1%	13.00%
	Cumulative default rate	0.19% - 13.94%	8.75%
	Discount rate	1.99% - 3.72%	2.40%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	4.59% - 6.27%	5.58%
	Loss severity	73.56% - 87.16%	82.71%
Liabilities
Mandatory repurchase obligation	Conditional prepayment rate	5.99%	5.99%
	Loss severity	71.32%	71.32%
Professional fees liability related to certain securitizations	Conditional prepayment rate	4.52% - 7.36%	5.67%
Contingent earn-out payments	Financial performance volatility	39.00%	39.00%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	4.59% - 6.27%	5.58%
	Loss severity	73.56% - 87.16%	82.71%
HMBS related obligations	Average life(1)	2.4 - 9.1 years	4.4 years
	Cumulative mortality rate	6.8% - 38.1%	12.86%
	Cumulative default rate	5.16% - 13.94%	8.69%
	Discount rate	1.48% - 2.86%	1.82%

(1)	Average life considers assumptions relating to prepayment, default and mortality.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Items Measured at Fair Value on a Non-Recurring Basis

The following assets are measured in the consolidated financial statements at fair value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation (in thousands):

	December 31,
	2012	2011
Real estate owned, net	$64,959	$56,147

The following table presents the significant unobservable inputs used in the fair value measurement of Level 3 assets at December 31, 2012 measured in the consolidated financial statements at fair value on a non-recurring basis:

	Significant Unobservable Input	Range	Weighted Average
Real estate owned, net	Loss severity	0% - 79.80%	11.50%

Real Estate Owned

At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value, which is recorded in other expenses, net in the consolidated statements of comprehensive income (loss). At December 31, 2012, the Company reported $49.1 million, $13.9 million and $2.0 million, in real estate owned, net in the Loans and Residuals, Reverse Mortgage and Other segments, respectively. At December 31, 2011, the Company reported $53.6 million and $2.5 million in real estate owned, net in the Loans and Residuals and Other segments, respectively. These real estate owned properties are generally located in rural areas and are primarily concentrated in Texas, Alabama, Mississippi, Georgia, Florida and South Carolina. In determining the fair value, the Company’s accounting department either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by acquisition type and length held. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. Management approves valuations that have been determined using the historical severity rate method. The real estate owned properties have a weighted-average holding period of 10 months.

For the years ended December 31, 2012, 2011 and 2010, real estate owned expenses, net, which are recorded in other expenses, net in the consolidated statements of comprehensive income (loss) were $6.8 million, $11.9 million and $6.5 million, respectively. Included in real estate owned expenses, net are lower of cost or fair value adjustments of $2.7 million, $5.4 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities that are required to be recorded or disclosed at fair value (in thousands):

	December 31, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$442,054	$442,054	Level 1	$18,739	$18,739
Restricted cash and cash equivalents	653,338	653,338	Level 1	353,216	353,216
Residential loans, net
Residential loans carried at amortized cost	1,490,321	1,436,592	Level 3	1,591,864	1,587,258
Residential loans carried at fair value	6,710,211	6,710,211	Level 3	672,714	672,714
Receivables, net
Insurance premium receivables	107,824	101,238	Level 3	110,787	106,918
Receivables related to Non-Residual Trusts	53,975	53,975	Level 3	81,782	81,782
Other	97,210	97,210	Level 1	37,210	37,210
Servicer and protective advances, net	173,047	160,632	Level 3	140,690	131,790
Financial liabilities
Payables and accrued liabilities
Payables to insurance carriers	51,377	50,614	Level 3	49,246	48,812
Mandatory repurchase obligation	9,999	9,999	Level 3	11,849	11,849
Professional fees liability related to certain securitizations	8,147	8,147	Level 3	9,666	9,666
Contingent earn-out payments	6,100	6,100	Level 3	—	—
Other	184,987	184,987	Level 1	147,168	147,168
Servicer payables	587,929	587,929	Level 1	244,302	244,302
Servicing advance liabilities(1)	99,508	99,915	Level 3	107,039	107,060
Debt(2)	1,115,804	1,165,811	Level 2	718,247	765,201
Mortgage-backed debt
Mortgage-backed debt carried at amortized cost(3)	1,298,999	1,300,979	Level 3	1,392,393	1,401,400
Mortgage-backed debt carried at fair value	757,286	757,286	Level 3	811,245	811,245
HMBS related obligations	5,874,552	5,874,552	Level 3	—	—

(1)	The carrying amount of servicing advance liabilities is net of deferred issuance costs of $0.7 million at December 31, 2012.

(2)	The carrying amount of debt is net of deferred issuance costs of $30.4 million and $24.4 million at December 31, 2012 and 2011, respectively.

(3)	The carrying amount of mortgage-backed debt carried at amortized cost is net of deferred issuance costs of $16.4 million and $21.1 million at December 31, 2012 and 2011, respectively.

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

Residential loans at amortized cost — The methods and assumptions used to estimate the fair value of residential loans carried at amortized cost are the same as those described for residential loans carried at fair value on a recurring basis.

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

Servicer and protective advances, net — The estimated fair value of these advances is based on the net present value of expected cash flows. The determination of expected cash flows includes consideration of recoverability clauses in the Company’s servicing agreements, as well as assumptions related to the underlying collateral, when proceeds may be used to recover these receivables.

Payables to insurance carriers — The estimated fair value of these liabilities is based on the net present value of the expected carrier payments over the life of the payables.

Servicing advance liabilities — The estimated fair value of these liabilities is based on the net present value of projected cash flows over the expected life of the liabilities at estimated market rates.

Debt — The Company’s term loans and convertible debt are not traded in an active, open market with readily observable prices. The estimated fair value of this debt is based on an average of broker quotes. The estimated fair value of the Company’s other debt, including origination funding facilities, approximates their carrying amounts due to their highly liquid or short-term nature.

Mortgage-backed debt at amortized cost — The methods and assumptions used to estimate the fair value of mortgage-backed debt carried at amortized cost are the same as those described for mortgage-backed debt related to Non-Residual Trusts carried at fair value on a recurring basis.

Fair Value Option

The Company elected the fair value option for certain assets and liabilities, including residential loans, receivables and mortgage-backed debt, of the Non-Residual Trusts as well as reverse mortgage loans and the HMBS related obligations. The fair value option was elected for these assets and liabilities as the Company believes fair value best reflects the expected future economic performance of these assets and liabilities. The yield on the loans along with any changes in fair value are recorded in net fair value gains (losses) in the consolidated statements of comprehensive income (loss). The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected as well as accretion of the fair value adjustments.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Presented in the table below is the fair value and unpaid principal balance of the assets and liabilities for which the Company has elected the fair value option (in thousands):

	December 31, 2012		December 31, 2011
	Estimated Fair Value	Unpaid Principal Balance(1)	Estimated Fair Value	Unpaid Principal Balance(1)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$646,498	$814,481	$672,714	$907,207
Reverse mortgage loans	6,047,108	5,400,876	—	—
Other loans held for sale	16,605	16,325	—	—
Receivables related to Non-Residual Trusts	53,975	54,604	81,782	87,802

Total	$6,764,186	$6,286,286	$754,496	$995,009

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$757,286	$825,200	$811,245	$920,761
HMBS related obligations	5,874,552	5,169,135	—	—

Total	$6,631,838	$5,994,335	$811,245	$920,761

(1)

For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs. For the HMBS related obligations, the unpaid principal balance represents the balance outstanding.

Presented in the table below are the fair value gains and losses from the instrument-specific credit risk and other factors associated with the assets and liabilities for which the Company has elected the fair value option (in thousands):

	For the Years Ended December 31,
	2012			2011
	Instrument- Specific Credit Risk(1)	Other(2)	Fair Value Gain (Loss)(3)	Instrument- Specific Credit Risk(1)	Other(2)	Fair Value Gain (Loss)(3)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$17,845	$89,648	$107,493	$(2,624)	$17,898	$15,274
Reverse mortgage loans	(1,385)	66,415	65,030	—	—	—
Other loans held for sale(4)	—	281	281	—	—	—
Receivables related to Non-Residual Trusts	(11,986)	275	(11,711)	3,210	2,777	5,987

Total	$4,474	$156,619	$161,093	$586	$20,675	$21,261

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	(5,416)	(80,747)	(86,163)	(814)	(21,383)	(22,197)
HMBS related obligations	—	(57,750)	(57,750)	—	—	—

Total	$(5,416)	$(138,497)	$(143,913)	$(814)	$(21,383)	$(22,197)

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Consists of changes in fair value due to changes in assumptions related to prepayments, defaults and severity.

(2)

Includes interest income and expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion, and changes in fair value due to changes in the London Interbank Offered Rate, or LIBOR, for assets and liabilities associated with the Non-Residual Trusts and changes in market pricing of HECM loans and HMBS securities for reverse loans and HMBS related obligations, as well as actual cash flows differing than expected.

(3)	Fair value gains and losses are recognized in net fair value gains (losses) in the consolidated statements of comprehensive income (loss).

(4)	Fair value gains associated with other loans held for sale are recognized in other revenues in the consolidated statements of comprehensive income (loss).

Included in residential loans accounted for under the fair value option are forward loans that are 90 days or more past due that have a fair value of $1.9 million and $2.2 million and an unpaid principal balance of $10.0 million and $11.9 million at December 31, 2012 and 2011, respectively.

Fair Value Gains (Losses)

Provided in the table below is a summary of net fair value gains (losses) (in thousands):

	For the Years Ended December 31,
	2012	2011
Net fair value gains (losses)
Assets of Non-Residual Trusts	$95,782	$21,261
Reverse mortgage loans	65,030	—
Liabilities of Non-Residual Trusts	(86,163)	(22,197)
HMBS related obligations	(57,750)	—
Mandatory repurchase obligation	(116)	981
Professional fees liability related to certain securitizations	(1,091)	(607)
Other	(1,192)	(490)

Net fair value gains (losses)	$14,500	$(1,052)

6.     Residential Loans, Net

Residential loans include loans that are both held for investment and held for sale and consist of residential mortgages, including reverse mortgages, manufactured housing loans and retail installment agreements. The majority of residential loans are held in securitization trusts or pools that have been either consolidated or not consolidated but are recorded in the consolidated balance sheets as the assets serve as collateral for secured borrowings. Loans accounted for at amortized cost consist of forward loans and include residential loans that are held in the Residual Trusts and unencumbered loans. The forward residential loans that are held in the Non-Residual Trusts and reverse mortgage loans that have been transferred to GNMA securitization pools as well as those that have yet to be transferred to GNMA securitization pools are accounted for at fair value. Reverse mortgage loans that have been repurchased from GNMA securitization pools and other loans held for sale are also accounted for at fair value. Refer to Note 4 for further information regarding VIEs.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Residential loans, net are comprised of the following (in thousands):

	December 31,
	2012	2011
Forward loans in Residual Trusts carried at amortized cost	$1,475,782	$1,580,647
Forward loans in Non-Residual Trusts carried at fair value	646,498	672,714
Reverse mortgage loans in GNMA securitization trusts carried at fair value	5,779,851	—
Reverse mortgage loans to be transferred to GNMA securitization trusts carried at fair value	224,335	—
Unencumbered forward loans carried at amortized cost	14,539	11,217
Repurchased reverse mortgage loans carried at fair value	42,922	—
Other loans held for sale at fair value	16,605	—

Residential loans, net	$8,200,532	$2,264,578

Residential loans, net are summarized in the table below (in thousands):

	December 31, 2012			December 31, 2011
	Carried at Amortized Cost(1)	Carried at Fair Value	Total	Carried at Amortized Cost(1)	Carried at Fair Value	Total
Residential loans, principal balance	$1,662,183	$6,231,682	$7,893,865	$1,776,063	$907,207	$2,683,270
Unamortized premiums (discounts) and other cost basis adjustments, net	(151,427)	—	(151,427)	(170,375)	—	(170,375)
Fair value adjustment	—	478,529	478,529	—	(234,493)	(234,493)
Allowance for loan losses	(20,435)	—	(20,435)	(13,824)	—	(13,824)

Residential loans, net	$1,490,321	$6,710,211	$8,200,532	$1,591,864	$672,714	$2,264,578

(1)

Included in unamortized premiums (discounts) and other cost basis adjustments, net for residential loans carried at amortized cost is $13.5 million and $15.3 million in accrued interest receivable at December 31, 2012 and 2011, respectively.

Residential Loan Acquisitions

At acquisition, the fair value of residential loans acquired outside of a business combination is the purchase price of the residential loans, which is determined primarily based on the outstanding principal balance, the probability of future default and the estimated amount of loss from default. The Company acquired residential loans to be held for investment in the amount of $568.7 million, $46.5 million and $73.7 million, adding $506.1 million, $64.6 million and $99.8 million of unpaid principal to the residential loan portfolio, in the years ended December 31, 2012, 2011 and 2010, respectively. The acquisitions during the years ended December 31, 2012, 2011 and 2010, respectively, included $3.3 million, $28.0 million and $14.3 million of unpaid principal balance associated with credit-impaired loans.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchased Credit-Impaired Residential Loans

The following table provides acquisition date details of residential loans acquired with evidence of credit deterioration (in thousands).

	For the Years Ended December 31,
	2012	2011
Contractually required cash flows for acquired loans at acquisition	$6,593	$59,339
Nonaccretable difference	(4,921)	(30,366)

Expected cash flows for acquired loans at acquisition	1,672	28,973
Accretable yield	—	(9,006)

Fair value at acquisition	$1,672	$19,967

The table below sets forth the activity in the accretable yield for purchased credit-impaired residential loans (in thousands).

	For the Years Ended December 31,
	2012	2011
Balance at beginning of year	$15,294	$4,174
Additions	—	9,006
Accretion	(3,004)	(2,729)
Reclassifications from nonaccretable difference	725	4,843

Balance at end of year	$13,015	$15,294

The table below provides additional information about purchased credit-impaired residential loans (in thousands):

	December 31,
	2012	2011
Outstanding balance(1)	$41,941	$45,827
Carrying amount	27,367	28,622

(1)	Consists of principal and accrued interest owed to the Company as of the reporting date.

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

Residential loans accounted for at amortized cost are homogeneous and are collectively evaluated for impairment. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, is based on, but not limited to, delinquency levels and trends, default frequency experience, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels and the impact that changes in interest rates have on a borrower’s ability to refinance their loan and to meet their repayment obligations. Management evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying the Company’s exposure to credit losses and assessing the adequacy of its allowance for loan losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans season, the credit exposure is reduced, resulting in decreasing provisions.

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

Loan Modifications

Occasionally, the Company will modify a loan agreement at the request of the borrower. The Company’s current modification program offered to borrowers is limited and is used to assist borrowers experiencing temporary hardships and is intended to minimize the economic loss to the Company and to avoid foreclosure. Generally, the Company’s modifications are short-term interest rate reductions and/or payment deferrals with forgiveness of principal rarely granted. A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. Loans modified in a troubled debt restructuring are typically already on non-accrual status and have an allowance recorded. At times, loans modified in a troubled debt restructuring by the Company may have the financial effect of increasing the allowance associated with the loan. The allowance for an impaired loan that has been modified in a troubled debt restructuring is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs. Troubled debt restructurings have historically been insignificant to the Company and are expected to continue to be insignificant in the future as the Company’s business model continues to shift from being a mortgage portfolio owner to a fee-based business services provider.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$13,824	$15,907	$17,661
Provision for loan losses	13,352	6,016	6,526
Charge-offs, net of recoveries(1)	(6,741)	(8,099)	(8,280)

Balance at end of year	$20,435	$13,824	$15,907

(1)

Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $5.9 million, $4.7 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans carried at amortized cost (in thousands):

	December 31,
	2012	2011
Allowance for loan losses
Loans collectively evaluated for impairment	$19,408	$13,652
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	1,027	172

Total	$20,435	$13,824

Recorded investment in residential loans carried at amortized cost
Loans collectively evaluated for impairment	$1,483,389	$1,577,066
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	27,367	28,622

Total	$1,510,756	$1,605,688

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

The following table presents the aging of the residential loan portfolio accounted for at amortized cost (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Residential Loans	Non- Accrual Loans
Recorded investment in residential loans carried at amortized cost
December 31, 2012	$23,543	$13,215	$66,623	$103,381	$1,407,375	$1,510,756	$66,623
December 31, 2011	17,544	10,396	61,107	89,047	1,516,641	1,605,688	61,107

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

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the recorded investment in residential loans accounted for at amortized cost by credit quality indicator (in thousands):

	December 31,
	2012	2011
Performing	$1,407,375	$1,516,641
Non-performing	103,381	89,047

Total	$1,510,756	$1,605,688

Concentrations of Credit Risk

Concentrations of credit risk associated with the residential loan portfolio are limited due to the large number of customers and their dispersion across many geographic areas. The table below provides the percentage of residential loans on the Company’s consolidated balance sheets by the state in which the home securing the loan is located and is based on their unpaid principal balances. Other consists of loans in states in which concentration individually represents less than 5% of total unpaid principal balance.

	December 31,
	2012	2011
California	15%	0%
Texas	14%	26%
Florida	8%	6%
New York	5%	1%
Georgia	4%	7%
Alabama	4%	8%
North Carolina	3%	6%
Louisiana	3%	5%
South Carolina	2%	5%
Mississippi	1%	11%
Other	41%	25%

Total	100%	100%

7.    Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2012	2011
Insurance premium receivables	$107,824	$110,787
Receivables related to Non-Residual Trusts at fair value	53,975	81,782
Servicing fee receivables	44,657	30,530
Income tax receivables	20,825	—
Other receivables	31,751	6,703

Receivables	259,032	229,802
Less:Allowance for uncollectible servicing fee and other receivables	(23)	(23)

Receivables, net	$259,009	$229,779

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Servicer and Protective Advances, Net

Servicer advances consist of principal and interest advances to certain unconsolidated securitization trusts to meet contractual payment requirements to investors. Protective advances consist of advances to protect the collateral being serviced by the Company and primarily include payments made for foreclosure costs, property taxes and insurance. The following table presents servicer and protective advances, net (in thousands):

	December 31,
	2012	2011
Servicer advances	$48,120	$44,079
Protective advances	149,041	114,019

Servicer and protective advances	197,161	158,098
Less: Allowance for uncollectible advances	(24,114)	(17,408)

Servicer and protective advances, net	$173,047	$140,690

9.    Servicing of Residential Loans

The Company provides servicing for credit-sensitive consumer loans including residential mortgages, manufactured housing and consumer installment loans, and reverse mortgage loans for third parties, as well as for loans recognized on the consolidated balance sheets. The Company’s total servicing portfolio consists of accounts serviced for others for which servicing rights have been capitalized, accounts sub-serviced for others, as well as loans held for investment, loans held for sale and real estate owned held for sale recognized on the consolidated balance sheets. As a result of the acquisitions of Green Tree, RMS and S1L, the Company capitalized the servicing rights associated with servicing and sub-servicing agreements in existence at the dates of acquisition.

Provided below is a summary of the Company’s total servicing portfolio (in thousands, except for number of accounts):

	December 31, 2012		December 31, 2011
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party investors(1)
Capitalized servicing rights	415,617	$23,469,620	402,067	$18,717,559
Capitalized sub-servicing(2)	289,417	16,333,529	318,363	16,302,306
Sub-servicing	240,226	42,310,373	259,100	48,264,295

Total third-party servicing portfolio	945,260	82,113,522	979,530	83,284,160
On-balance sheet
Residential loans and real estate owned(3)	93,721	7,980,667	62,027	2,749,894

Total on-balance sheet serviced assets	93,721	7,980,667	62,027	2,749,894

Total servicing portfolio	1,038,981	$90,094,189	1,041,557	$86,034,054

(1)	Includes real estate owned serviced for third parties.

(2)	Consists of sub-servicing contracts held by Green Tree and RMS at their respective dates of acquisition.

(3)	Consists of residential loans and real estate owned which are serviced by the Company and recognized on the consolidated balance sheets.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company services residential mortgage loans, including reverse mortgage loans, manufactured housing and consumer installment loans for itself and third parties. The Company earns servicing income from its third-party servicing portfolio. The following table presents servicing revenue and fees (in thousands):

	For the Years Ended December 31,
	2012(3)	2011	2010
Servicing fees	$274,713	$126,610	$582
Incentive and performance fees(1)	105,073	45,596	1,055
Ancillary and other fees(2)	39,184	13,971	630

Servicing revenue and fees	$418,970	$186,177	$2,267

(1)	Includes revenue for the Servicing, Asset Receivables Management and Reverse Mortgage segments.

(2)	Includes late fees of $16.2 million, $4.7 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)	Servicing fees, incentive and performance fees, and ancillary and other fees include revenue for the Reverse Mortgage segment.

For the year ended December 31, 2012, servicing revenue and fees include $199.8 million in revenues from the Company’s two largest customers. This amount includes revenues for the Servicing, Asset Receivables Management and Reverse Mortgage segments. For the year ended December 31, 2011, servicing revenue and fees include $40.3 million in revenues from the largest customer of the Company’s Servicing segment.

Servicing Rights

Residential loans represent two classes of servicing rights which consist of a forward loan class and a reverse loan class. The amortization of servicing rights is recorded in depreciation and amortization in the consolidated statements of comprehensive income (loss). The following table summarizes the activity in the carrying value of servicing rights by class (in thousands):

	For the Years Ended December 31,
	2012		2011
	Forward Loans	Reverse Loans	Forward Loans
Balance at beginning of year	$250,329	$—	$—
Acquisition of Green Tree	—	—	278,952
Acquisition of RMS	—	15,916	—
Acquisition of S1L	—	378	—
Additions (1)	9,116	—	—
Amortization	(49,755)	(706)	(28,623)
Impairment	—	—	—

Balance at end of year	$209,690	$15,588	$250,329

(1)

Additions of servicing rights related to forward loans includes $8.9 million in servicing rights related to the purchase of a mortgage servicing rights, or MSR, pool. See Note 10 for further information.

At December 31, 2011, servicing rights included $30.0 million pledged as collateral under the Mortgage Servicing Rights Credit Agreement. This agreement expired in November 2012.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Servicing rights are accounted for at amortized cost and evaluated for impairment by strata based on their estimated fair value. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the forward loan class and reverse mortgages for the reverse loans class. At December 31, 2012, the fair value of servicing rights for the forward loans class and reverse loan class was $238.8 million and $15.7 million, respectively, and $262.7 million at December 31, 2011 for the forward loans class. The fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic assumptions which are provided in the table below (in thousands, except assumption data):

	December 31, 2012
	Forward Loans	Reverse Loans
Carrying amount of servicing rights	$209,690	$15,588
Assumptions:
Weighted-average remaining life in years	5.1	3.6
Weighted-average stated customer interest rate on underlying collateral	7.56%	3.12%
Weighted-average discount rate	11.52%	18.00%
Expected conditional prepayment rate as a percentage of principal balance of serviced loans	12.83%	13.62%

The valuation of servicing rights is affected by the underlying assumptions including prepayments of principal and discount rate. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

The Company’s geographic diversification of its third-party servicing portfolio, based on outstanding unpaid principal balance, is as follows (in thousands, except number of loans and percentage data):

	December 31, 2012			December 31, 2011
	Number of Accounts	Unpaid Principal Balance	Percentage of Total	Number of Accounts	Unpaid Principal Balance	Percentage of Total
California	81,547	$16,073,080	19.6%	101,418	$16,840,740	20.2%
Florida	91,318	10,476,321	12.8%	90,419	10,800,177	13.0%
Arizona	35,822	4,076,826	5.0%	41,724	5,207,939	6.3%
Other < 5%	736,573	51,487,295	62.6%	745,969	50,435,304	60.5%

Total	945,260	$82,113,522	100.0%	979,530	$83,284,160	100.0%

10.    Goodwill and Intangible Assets, Net

Goodwill and intangible assets were recorded in connection with business acquisitions and the purchase of an MSR pool. For the years ended December 31, 2012 and 2011, amortization expense of intangible assets was $24.8 million and $12.6 million, respectively.

During the year ended December 31, 2012, the Company purchased an MSR pool for $26.4 million. The Company recorded servicing rights of $8.9 million at fair value on the date of purchase, which are included in servicing rights in the consolidated balance sheet. In connection with the purchase, the Company also recognized intangible assets of $17.5 million that represent value expected to be derived from the Company’s relationship with the mortgage customers. These intangible assets are included in customer relationships below and are being amortized over a weighted-average estimated useful life of 2.7 years.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer relationships	$157,201	$(26,838)	$130,363	$133,067	$(9,185)	$123,882
Institutional relationships	33,600	(10,398)	23,202	17,000	(3,400)	13,600
Licenses	5,000	—	5,000	—	—	—
Trademarks and trade names	2,000	(28)	1,972	—	—	—
Non-compete agreements	1,500	(111)	1,389	—	—	—

Total intangible assets	$199,301	$(37,375)	$161,926	$150,067	$(12,585)	$137,482

The table below sets forth the activity in goodwill by reportable segment (in thousands):

	Reportable Segment
	Servicing	ARM	Insurance	Reverse Mortgage	Total
Balance at January 1, 2011	$—	$—	$—	$—	$—
Acquisition of Green Tree	430,464	34,518	5,309	—	470,291

Balance at December 31, 2011	430,464	34,518	5,309	—	470,291
Acquisition of RMS	—	—	—	101,199	101,199
Acquisition of S1L	—	—	—	8,809	8,809
Adjustments(1)(2)	991	—	(912)	—	79

Balance at December 31, 2012	$431,455	$34,518	$4,397	$110,008	$580,378

(1)

During the year ended December 31, 2012, the Company recorded an adjustment to the goodwill allocated to the Servicing segment in connection with the acquisition of Green Tree. See additional information at Note 3.

(2)

During the year ended December 31, 2012, the Company made an immaterial correction of an error to the purchase price allocation for Green Tree that was outside the measurement period, which resulted in an adjustment to the goodwill allocated to the Insurance segment.

Based on the balance of intangible assets, net at December 31, 2012, the following is an estimate of amortization expected to be expensed for each of the next five years and thereafter (in thousands):

Amortization Expense
2013	$39,020
2014	20,120
2015	15,627
2016	11,983
2017	10,523
Thereafter	64,653

Total	$161,926

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Premises and Equipment, Net

Premises and equipment, net consists of the following (in thousands):

	December 31,		Useful Lives
	2012	2011	(in years)
Computer software	$151,632	$134,523	7
Computer hardware	14,702	10,005	3
Furniture and fixtures	6,859	3,616	3
Office equipment and other	5,666	1,112	3

Total premises and equipment	178,859	149,256
Less: Accumulated depreciation and amortization	(41,074)	(18,846)

Premises and equipment, net	$137,785	$130,410

The Company recorded depreciation and amortization expense for premises and equipment, net of $24.5 million, $11.9 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Included in computer software are capitalized software development costs that have been internally-developed as well as obtained in connection with acquisitions. For the years ended December 31, 2012 and 2011, amortization expense for capitalized software development costs was $19.5 million and $9.0 million, respectively. Capitalized software development costs consist of the following (in thousands):

	December 31,
	2012	2011
Capitalized software development costs	$143,740	$127,297
Accumulated amortization	(28,470)	(8,960)

Net carrying amount	$115,270	$118,337

Based on the balance of capitalized software development costs at December 31, 2012, the following is an estimate of amortization expected to be expensed for each of the next five years and thereafter (in thousands):

Amortization Expense
2013	$21,734
2014	21,568
2015	20,085
2016	19,225
2017	19,225
Thereafter	13,433

Total	$115,270

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2012	2011
Real estate owned, net	$64,959	$56,147
Deferred debt issuance costs on:
Debt	30,445	24,379
Mortgage-backed debt	16,443	21,116
Servicing advance liabilities	656	—
ResCap acquisition deposit	15,000	—
Prepaid expenses	8,188	7,145
Other	9,139	9,241

Total other assets	$144,830	$118,028

13.    Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Payables to insurance carriers	$51,377	$49,246
Employee related liabilities	37,124	36,079
Uncertain tax positions	26,301	16,790
MSR pool deferred purchase price	21,011	—
Acquisition related escrow funds payable to sellers	14,000	45,000
Accrued interest payable	10,764	9,398
Loan acquisitions liability	8,558	—
Mandatory repurchase obligation	9,999	11,849
Professional fees liability related to certain securitizations	8,147	9,666
Contingent earn-out payments	6,100	—
Insurance premium cancellation reserve	4,768	3,576
Income taxes payable	—	2,694
Other	62,461	33,631

Total payables and accrued liabilities	$260,610	$217,929

14.    Servicing Advance Liabilities

Servicer Advance Reimbursement Agreement

In July 2012, the Company renewed its Servicer Advance Reimbursement Agreement which provides for the reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The agreement provides for a reimbursement amount of up to $150.0 million, but was subsequently amended in January 2013 to revise the reimbursement amount to $585.0 million during February and March 2013 and $370.0 million thereafter. The cost of this agreement is LIBOR plus 2.50% (2.71% at December 31, 2012) on the amounts that are reimbursed. The early reimbursement period

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expires in June 2013 or upon 120 days after written notice. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. The balance outstanding under this agreement at December 31, 2012 and 2011 was $35.6 million and $58.3 million, respectively. Future collections of servicer and protective advances in the amount of $35.6 million are required to be remitted to a third party to settle the balance outstanding under the agreement at December 31, 2012.

Receivables Loan Agreement

In May 2012, the Company renewed its three-year Receivables Loan Agreement that provides borrowings up to $75.0 million and is collateralized by certain principal and interest, taxes and insurance and other corporate advances reimbursable from securitization trusts serviced by the Company. The principal payments on the note are paid from the recoveries or repayment of underlying advances. Accordingly, the timing of the principal payments is dependent on the recoveries or repayments received on the underlying advances that collateralize the note. The interest rate under the agreement, which matures in July 2015, is LIBOR plus 3.25% (3.46% at December 31, 2012). The balance outstanding under this agreement at December 31, 2012 and 2011 was $64.6 million and $48.7 million, respectively. Servicer and protective advances of $77.1 million are pledged as collateral under the agreement at December 31, 2012.

15.    Debt

The following table summarizes the components of debt (in thousands, except interest rate data):

	December 31, 2012		December 31, 2011
	Amortized Cost	Weighted- Average Stated Interest Rate(1)	Amortized Cost	Weighted- Average Stated Interest Rate(1)
Debt
Unpaid principal balance
2012 Term loan	$691,250	5.75%	$—	—
4.5% Convertible senior subordinated notes due 2019	290,000	4.50%	—	—
Master repurchase agreements	255,385	4.26%	—	—
2011 First lien term loan	—	—	481,250	7.75%
2011 Second lien term loan	—	—	265,000	12.50%
Mortgage servicing rights credit agreement	—	—	9,599	2.77%
Other	4,131	—	1,768	—

Total debt unpaid principal balance	1,240,766		757,617
Discount	(94,517)		(14,991)

Total debt	$1,146,249	5.15%	$742,626	9.35%

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate due to the amortization of discounts and issuance costs.

For the years ended December 31, 2012 and 2011, the effective interest rate on debt, which includes the amortization of discounts and debt issuance costs, was 10.34% and 10.93%, respectively.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the contractual maturities of debt at December 31, 2012 (in thousands):

Debt
2013	$292,166
2014	36,329
2015	35,946
2016	35,075
2017	551,250
Thereafter	290,000

Total	$1,240,766

Term Loans and Revolver

In July 2011, the Company entered into a $500 million first lien senior secured term loan and a $265 million second lien senior secured term loan, or 2011 Term Loans, to partially fund the acquisition of Green Tree. Also in July 2011, the Company entered into a $45 million senior secured revolving credit facility, or 2011 Revolver. The Company subsequently completed an amendment to increase availability under the 2011 Revolver to $90 million.

In October 2012, the Company repaid and terminated the second lien term loan with funds obtained through the issuance of the Convertible Notes. See further discussion in the Convertible Notes section below. In November 2012, the Company refinanced its first lien term loan with a $700 million senior term loan facility, or the 2012 Term Loan, and refinanced its 2011 Revolver with a $125 million senior secured revolving credit facility, or 2012 Revolver. The Company completed an analysis to determine whether the refinancing of its first lien term loan met the criteria to be accounted for as a modification or an extinguishment under current accounting guidance. The first lien term loan is comprised of a syndicate of lenders, and the analysis required a comparison of debt cash flows on a lender by lender basis under the first lien term loan prior to and subsequent to the refinancing. The cash flow comparison was completed only for those lenders participating in the syndication both prior and subsequent to the refinancing. The cash flow comparison analysis resulted in treatment of the refinancing partially as a modification, and partially as an extinguishment. Those lenders participating in the syndication prior to but not subsequent to the refinancing were treated as extinguished debt. Those lenders participating in the syndication subsequent to but not prior to the refinancing were treated as new borrowings.

The Company recorded $14.3 million in deferred debt issuance costs and an original issue discount associated with the issuance of the 2012 Term Loan and 2012 Revolver. In addition, the Company recognized a loss on extinguishment of the first lien term loan of $5.2 million. The Company’s obligations under the 2012 Term Loan and 2012 Revolver are guaranteed by substantially all of the Company’s subsidiaries and secured by substantially all of the Company’s assets and substantially all assets of the guarantor subsidiaries subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts and the residential loans of the GNMA securitization pools. See additional information at Note 4. The terms of the 2012 Term Loan and 2012 Revolver are summarized in the table below.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$700 million term loan	LIBOR plus 4.50%, LIBOR floor of 1.25%	5.00% per annum beginning 4th quarter of 2012; remainder at final maturity	November 28, 2017
$125 million revolver	LIBOR plus 4.50%	Bullet payment at maturity	November 28, 2017

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the required amortization payments noted in the table above, the 2012 Term Loan agreement requires the Company to prepay outstanding principal with 50% of excess cash flows as defined by the credit agreement when the Total Leverage Ratio is greater than 2.5, 25% of excess cash flows when the Total Leverage Ratio is less than or equal to 2.5 but greater than 2.0 and does not require a prepayment when the Total Leverage Ratio is less than or equal to 2.0. These excess cash flow payments, if required, will be made during the first quarter of each fiscal year beginning in 2014. Additional mandatory payments are required from net proceeds associated with new indebtedness and net proceeds relating to certain sales of assets or recovery events, all subject to certain exceptions.

The capacity under the 2012 Revolver allows requests for the issuance of LOCs of up to $25 million or total cash borrowings of up to $125 million less any amounts outstanding in issued LOCs. During the year ended December 31, 2012, there were no borrowings or repayments under the 2011 Revolver and 2012 Revolver. At December 31, 2012, the Company had outstanding $0.3 million in an issued LOC with remaining availability under the 2012 Revolver of $124.7 million. The commitment fee on the unused portion of the 2012 Revolver is 0.50% per year.

At December 31, 2012, the Company has interest rate caps and a swaption with notional amounts of $391 million and $175 million, respectively. The Company purchased these interest rate caps and the swaption as economic hedges to protect against changes in the interest rates on the term loans. The interest rate caps have a rate of 2.50% through December 2013 and 3.25% in calendar year 2014. The swaption has no current rate and can be exercised in March 2015 at a 7.00% fixed payer rate. The fair value of the interest rate caps and swaption is nominal at December 31, 2012 and $0.8 million and $0.5 million, respectively, at December 31, 2011, and is included in other assets in the consolidated balance sheets. The change in fair value of these derivatives reflecting a net loss of $1.2 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively, is included in net fair value gains (losses) in the consolidated statements of comprehensive income (loss).

Convertible Notes

In October 2012, the Company completed the sale of $290 million aggregate principal amount of 4.50% convertible senior subordinated notes, or the Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per year, and mature on November 1, 2019.

Prior to May 1, 2019, the Convertible Notes will be convertible only upon specified events including the satisfaction of a sales price condition, satisfaction of a trading price condition or specified corporate events and during specified periods, and, on or after May 1, 2019, at any time. The Convertible Notes will initially be convertible at a conversion rate of 17.0068 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $58.80 per share, which is a 40% premium to the principal value of the Convertible Notes. Upon conversion, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.

The Company generated net proceeds of approximately $280.4 million from the Convertible Notes after deducting underwriting discounts and commissions and offering expenses. The Company used the net proceeds from the Convertible Notes, together with cash on hand, to repay and terminate $265.0 million outstanding under the Company’s second lien senior secured term loan and pay certain fees, expenses and premiums in connection therewith. The Company recognized a loss on extinguishment of the second lien senior secured term loan of $43.4 million for the year ended December 31, 2012.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized the portion of the value of the Convertible Notes attributable to the embedded conversion option as equity. Upon issuance of the Convertible Notes, the Company recorded $290.0 million in debt with a discount of $84.5 million, a deferred tax liability of $33.0 million, and $48.7 million in additional paid-in capital, net of issuance costs of $2.7 million. In addition, the Company recognized debt issuance costs of $6.8 million. During the year ended December 31, 2012, the Company recorded $4.2 million in interest expense related to its Convertible Notes, which included $1.6 million in amortization of discount. At December 31, 2012, the unamortized discount was $82.9 million, which will be recognized over its remaining life of 6.8 years.

Master Repurchase Agreements

During 2012, the Company entered into several master repurchase agreements, primarily in conjunction with its acquisitions of RMS and S1L, which are used to fund the origination of mortgage loans. The facilities have an aggregate capacity amount of $402.1 million and are secured by certain residential loans. The interest rates on the facilities are primarily based on LIBOR plus between 2.75% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through December 2013. The facilities are secured by $260.3 million in residential loans at December 31, 2012.

All of the Company’s master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. At December 31, 2012, RMS would not have been in compliance with certain financial covenants contained in its master repurchase agreements due to the amount of goodwill associated with the accounting treatment of the securitization of reverse mortgage loans and related issuance of HMBS obligations. As a result, RMS obtained waivers from each respective counterparty waiving the requirement to comply with these financial covenants at December 31, 2012.

Mortgage Servicing Rights Credit Agreement

In November 2009, Green Tree entered into a Mortgage Servicing Rights Credit Agreement to finance the purchase of certain servicing rights. The note was secured by the servicing rights purchased and required equal monthly payments for 36 months. The interest rate on this agreement was based on LIBOR plus 2.50%. The facility expired in November 2012.

16.    Mortgage-Backed Debt and Related Collateral

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

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provided in the table below is information regarding the mortgage-backed debt issued by the consolidated Residual and Non-Residual Trusts (in thousands, except interest rate data):

	December 31, 2012	Weighted- Average Stated Interest Rate (1)	December 31, 2011	Weighted- Average Stated Interest Rate (1)
Residual Trusts
Unpaid principal balance	$1,316,988		$1,415,093
Discount	(1,546)		(1,584)

Total Residual Trusts at amortized cost	1,315,442	6.72%	1,413,509	6.74%
Non-Residual Trusts
Unpaid principal balance	825,200		920,761
Fair value adjustment	(67,914)		(109,516)

Total Non-Residual Trusts at fair value	757,286	5.72%	811,245	5.63%

Total mortgage-backed debt	$2,072,728	6.33%	$2,224,754	6.30%

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate due to the amortization of discounts and issuance costs.

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs serving as credit enhancements to certain Non-Residual Trusts are used to make the principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is also subject to redemption according to specific terms of the respective indenture agreements, including the option to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up calls for which the Company is obligated to exercise at the earliest possible call dates, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $418.1 million.

Residual Trusts

The Residual Trusts consist of the consolidated securitization trusts that are beneficially owned by the Company. These trusts have issued mortgage-backed and asset-backed notes, or the Trust Notes, consisting of both public debt offerings and private offerings with final maturities ranging from 2029 to 2050.

In November 2010, the Company sponsored a $134.4 million residential subprime mortgage securitization and consolidated the Mid-State Capital Trust 2010-1, or Trust 2010-1, on its consolidated balance sheet. The Company determined it is the primary beneficiary of the trust as its ongoing loss mitigation and resolution responsibilities provide the Company with the power to direct the activities that most significantly impact its economic performance. In addition, the Company’s investment in the subordinate debt and residual interests issued by the trust provide it with the obligation to absorb losses or the right to receive benefits, both of which could potentially be significant. Accordingly, the loans in the trust remain on the consolidated balance sheet as residential loans and the mortgage-backed debt issued by the trust has been recognized as a liability. In May 2011, the Company sold its Class B secured notes that had been issued by Trust 2010-1, and held by the Company, increasing mortgage-backed debt by $85.1 million.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2011, the Company sponsored a $102.0 million residential subprime mortgage securitization and consolidated the WIMC Capital Trust 2011-1, or Trust 2011-1. The Company determined it is the primary beneficiary of the trust for reasons consistent with the consolidation of Trust 2010-1.

During the year ended December 31, 2010, the Company purchased $36.2 million of the Company’s outstanding mortgage-backed debt through brokerage transactions. The purchases, which were accounted for as a retirement of debt, resulted in a gain on the extinguishment of mortgage-backed debt of $4.3 million. In June 2011, the Company reissued $36.0 million in mortgage-backed debt that had previously been extinguished.

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

Since January 2008, Mid-State Capital Corporation 2006-1 Trust has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for the trigger calculations, which includes real estate owned, was 10.52% at December 31, 2012 compared to a trigger level of 8.00% and the cumulative loss rate for trigger calculations was 6.95% at December 31, 2012 compared to a trigger level of 6.00%. In addition, beginning in September 2012, Mid-State Capital Corporation 2005-1 Trust, or Trust 2005-1, exceeded the delinquency rate trigger of 8.00%, with a delinquency rate of 8.21% at December 31, 2012. At December 31, 2012, Trust 2005-1 has not exceeded the cumulative loss rate trigger. Certain triggers for Trust 2005-1 and Mid-State Trust X were exceeded in November 2009 and October 2006, respectively, and cured in 2010.

Non-Residual Trusts

The Company has consolidated ten trusts for which it is the servicer, but does not hold any residual interests. The Company is obligated to exercise mandatory clean-up call obligations for these trusts and expects to call these securitizations beginning in 2016 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $418.1 million.

Collateral for Mortgage-Backed Debt

At December 31, 2012, the Residual and Non-Residual Trusts have an aggregate of $2.1 billion of principal in outstanding debt, which is collateralized by $2.6 billion of assets, including residential loans, receivables related to the Non-Residual Trusts, real estate owned, net and restricted cash and cash equivalents. For seven of the ten Non-Residual Trusts, LOCs were issued by a third party as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The notional amount of expected draws under the LOCs at December 31, 2012 was $54.6 million. The fair value of the expected draws of $54.0 million at December 31, 2012 has been recognized as receivables related to Non-Residual Trusts on the consolidated balance sheet. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and from the draws on the LOCs for certain Non-Residual Trusts.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the collateral for the mortgage-backed debt (in thousands):

	December 31,
	2012	2011
Residential loans of securitization trusts, principal balance	$2,458,678	$2,668,487
Receivables related to Non-Residual Trusts	53,975	81,782
Real estate owned, net	43,115	42,382
Restricted cash and cash equivalents	58,253	59,685

Total mortgage-backed debt collateral	$2,614,021	$2,852,336

17.    HMBS Related Obligations

As a result of the acquisition of RMS, the Company recognizes the proceeds from the sale of HMBS securities as a secured borrowing, which is accounted for at fair value. At December 31, 2012, the HMBS related obligations was $5.9 billion and the average remaining life of the liability was 4.4 years. The weighted-average stated interest rate on the liability to HMBS related obligations was 4.83% at December 31, 2012. The Company has $5.2 billion in residential loans and real estate owned pledged as collateral to the trusts at December 31, 2012. For further information refer to the Transfers of Financial Assets section of Note 2.

18.    Share-Based Compensation

The Company has established the 2011 Omnibus Incentive Plan, or the 2011 Plan, which permits the grant of stock options, restricted stock, and restricted stock units, or RSUs, to the Company’s officers, directors, employees and consultants through May 10, 2021. A total of 6,550,000 shares are authorized to be granted under the 2011 Plan, some of which were previously granted under incentive plans that were in effect prior to the 2011 Plan. The 2011 Plan is administered by the Compensation Committee, which is comprised of two or more independent Board of Director members. Under the 2011 Plan, no participant may receive options, restricted stock or other awards that exceeds 2,000,000 shares in any calendar year. Each contractual term of an option granted is fixed by the Compensation Committee but, except in limited circumstances, the term cannot exceed ten years from the grant date. Restricted stock awards have a vesting period as defined by the award agreement.

As of December 31, 2012, there were 2,762,925 shares underlying the 2011 Plan that are authorized, but not yet granted. The Company issues new shares of stock upon the exercise of stock options and the vesting of restricted stock and RSUs. Stock options, restricted stock and RSUs generally vest over a three to four year period and are based on service.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The grant date fair value of the stock options granted during the years ended December 31, 2012, 2011 and 2010 was $7.1 million, $6.0 million and $0.7 million, respectively.

The following table summarizes the activity for stock options granted by the Company:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at December 31, 2009	428,224	$13.89	8.86	$937
Granted	234,518	14.71
Exercised	(92,963)	11.78		$500
Forfeited or expired	(8,356)	14.39

Outstanding at December 31, 2010	561,423	14.57	8.38	$2,588
Granted	735,886	17.61
Exercised	(14,136)	12.69		$100
Forfeited or expired	(57)	10.14

Outstanding at December 31, 2011	1,283,116	16.34	8.51	$6,042
Granted	800,820	20.56
Exercised	(87,598)	14.13		$1,410
Forfeited or expired	(40,539)	28.33

Outstanding at December 31, 2012	1,955,799	$17.92	7.02	$49,458

Exercisable at December 31, 2012	577,375	$15.47	7.02	$16,266

The weighted-average grant-date fair values of stock options granted to employees and directors of the Company during the years ended December 31, 2012, 2011, and 2010 were $8.87, $8.09 and $3.07, respectively. The total amount of cash received by the Company from the exercise of stock options was $1.2 million, $0.2 million and $1.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The total fair value of options that vested during the years ended December 31, 2012, 2011, and 2010 were $2.3 million, $0.5 million and $0.4 million, respectively.

Method and Assumptions Used to Estimate Fair Value of Options

The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions the Company used for these awards are shown below.

	2012	2011	2010
Risk-free interest rate	0.73%	1.91%	2.52%
Dividend yield	0.05%	0.22%	10.69%
Expected life (years)	4.50	5.00	5.00
Volatility	52.66%	52.28%	56.58%
Forfeiture rate	1.40%	0.00%	0.00%

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life of the option. The expected dividend yield is based on the Company’s estimated annual dividend payout at grant date. The expected life of the options represents the period of time the options are expected to be

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding. Expected volatility is based on the Company’s historical data and that of a peer group of companies due to a lack of stock price history. The forfeiture rate is based on historical termination experience.

Non-vested Share Activity

The Company’s non-vested share-based awards consist of restricted stock and RSUs. The grant date fair value of share-based awards granted during the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $17.6 million and $3.4 million, respectively.

The following table summarizes the activity for non-vested awards granted by the Company:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2009	942,187		9.14	$13,502
Granted	236,104	$14.33
Vested and settled	(68,814)			$1,000
Cancelled	(7,081)

Outstanding at December 31, 2010	1,102,396	$9.87	7.86	$19,777
Granted	708,000	$24.93
Vested and settled	(43,436)			$900

Outstanding at December 31, 2011	1,766,960	$15.84	5.65	$36,240
Granted	110,783	$20.72
Vested and settled	(969,815)			$20,189
Forfeited	(92,000)	$24.93

Outstanding at December 31, 2012(1)	815,928	$22.32	3.09	$35,101

(1)	Restricted stock and RSUs outstanding as of December 31, 2012, include 0.1 million of vested but not yet settled RSUs.

The total fair value of shares that vested and settled during the years ended December 31, 2012, 2011, and 2010 were $9.8 million, $0.6 million and $0.5, respectively.

Share-Based Compensation Expense

Share-based compensation expense recognized by the Company is net of estimated forfeitures, which are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures. Share-based compensation expense of $14.2 million, $5.2 million and $3.8 million for the years ended December 31, 2012, 2011, and 2010, respectively, is included in salaries and benefits in the consolidated statements of comprehensive income (loss). Tax benefits recognized related to share-based compensation expense for the years ended December 31, 2012, 2011, and 2010 was $5.4 million, $1.9 million and $0, respectively. For unvested stock options, the Company had $4.6 million of total unrecognized compensation cost at December 31, 2012, which is expected to be recognized over a weighted-average period of 1.0 years. For RSUs, the Company had $8.7 million of total unrecognized compensation cost at December 31, 2012, which is expected to vest over a weighted-average period of 1.6 years.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    Income Taxes

From 2009 through June 30, 2011, the Company operated as a REIT. During this period, the Company was generally not subject to federal income tax at the REIT level on the net taxable income distributed to stockholders, but the Company was subject to federal corporate-level tax on the net taxable income of taxable REIT subsidiaries, and was subject to taxation in various state and local jurisdictions. In addition, the Company was required to distribute at least 90% of the Company’s REIT taxable income to stockholders and to meet various other requirements imposed by the Internal Revenue Code. As a result of the acquisition of Green Tree, the Company lost its REIT status retroactive to January 1, 2011 and is now subject to U.S. federal income and applicable state and local taxes at regular corporate rates.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded income tax expense (benefit) of $(13.3) million, $60.3 million and $1.3 million, respectively. The significant fluctuation in income tax expense during these years was largely due to the loss of REIT status as a result of the acquisition of Green Tree in 2011, which resulted in an increase to deferred tax assets and liabilities.

Income tax expense (benefit) consists of the following components (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current
Federal	$8,376	$18,996	$1,535
State and local	680	2,526	116

Current income tax expense	9,056	21,522	1,651
Deferred
Federal	(20,695)	32,432	(323)
State and local	(1,678)	6,310	(51)

Deferred income tax expense (benefit)	(22,373)	38,742	(374)

Total income tax expense (benefit)	$(13,317)	$60,264	$1,277

Income tax expense (benefit) at the Company’s effective tax rate differed from the statutory tax rate as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Income (loss) before income taxes	$(35,451)	$(6,133)	$38,345

Tax provision at statutory tax rate of 35%	(12,408)	(2,147)	13,420
Effect of:
Impact of loss of REIT qualification	—	62,660	—
REIT income not subject to federal income tax	—	—	(12,198)
State and local income tax	(1,266)	(1,311)	42
Permanent acquisition costs	610	—	—
Other	(253)	1,062	13

Total income tax expense (benefit)	$(13,317)	$60,264	$1,277

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus income-tax return purposes. The following table summarizes the significant components of deferred tax assets and liabilities (in thousands):

	December 31,
	2012	2011
Deferred tax assets
GNMA reverse mortgage loans	$28,424	$—
Capital loss carryforwards	22,922	23,244
Mandatory call obligation	20,919	20,276
Accrued expenses	15,282	15,242
Intangible assets	9,308	5,996
Unrecognized tax benefits	8,753	5,114
Share-based compensation	7,546	3,608
Deferred revenue	5,540	534
Mandatory repurchase obligation	4,077	4,681
Net operating loss carryforwards	3,503	3,477
Other	12,639	6,647

Total deferred tax assets	138,913	88,819
Valuation allowance	(30,712)	(29,899)

Total deferred tax assets, net of valuation allowance	108,201	58,920
Deferred tax liabilites
Net investment in residential loans	(54,231)	(51,146)
Discount on convertible notes	(32,384)	—
Goodwill	(20,434)	(9,048)
Intangible assets	(17,083)	(7,566)
Deferred debt issuance costs	(8,635)	(9,690)
Servicing rights	(8,003)	(16,931)
Other	(8,448)	(7,899)

Total deferred tax liabilities	(149,218)	(102,280)

Net deferred tax assets (liabilities)	$(41,017)	$(43,360)

The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the Company did conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on its financial condition and results of operations. The analysis of the need for a valuation allowance recognizes that the Company is in a cumulative loss before tax position as of the three-year period ended December 31, 2012, due to the loss on extinguishment of debt recorded during the year ended December 31, 2012, which is considered significant and objective evidence that it may not be able to realize some portion of the deferred tax assets in the future.

The Company’s evaluation focused on identifying significant, objective evidence that it will be able to realize its deferred tax assets in the future. Approximately three-fourths of the Company’s existing federal deferred tax assets are not related to net operating losses or other deductions that are subject to expiration. At December 31, 2012, the Company has $23.0 million of carryback potential and a net deferred tax liability of

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$41.0 million. The Company has concluded that the combination of future reversals of existing taxable temporary differences and taxable income in prior carryback years are sufficient objective evidence to conclude that a valuation allowance on all of the deferred tax assets is not required. The valuation allowance recorded at December 31, 2012 and 2011 relates primarily to certain capital loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations before they expire.

At December 31, 2012, the Company has capital loss carryforwards of $56.7 million that will expire in 2013 through 2016 and net operating loss carryforwards of $14.2 million that will expire in 2028 through 2031.

Income Tax Exposure

The Company was part of the Walter Energy consolidated group prior to the spin-off from Walter Energy on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s most recent public filing on Form 10-K, those related to the following:

•

The Internal Revenue Service, or IRS, has filed a proof of claim for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that issues have been litigated in bankruptcy court and that an opinion was issued by the court in June 2010 as to the remaining disputed issues. The filing further states that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. Walter Energy believes that any financial exposure with respect to those issues that have not been resolved or settled by the Proof of Claim is limited to interest and possible penalties and the amount of tax assessed has been offset by tax reduction in future years. All of the issues in the Proof of Claim, which have not been settled or conceded, have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire adversary proceedings.

•

The IRS completed its audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to Walter Energy proposing changes to tax for these tax years which Walter Energy has protested. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issues remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties.

•

Walter Energy reports that the IRS is conducting an audit of Walter Energy’s tax returns filed for 2009 and 2010. Since examination is ongoing, Walter Energy cannot estimate the amount of any resulting tax deficiency or overpayment, if any.

Walter Energy believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted and they believe that they have sufficient accruals to address any claims, including interest and penalties, and as a result, believes that any potential difference between actual losses and costs incurred and the amounts accrued would be immaterial.

The Tax Separation Agreement also provides that Walter Energy is responsible for the preparation and filing of any tax returns for the consolidated group for the periods when the Company was part of the Walter Energy consolidated group. This arrangement may result in conflicts between Walter Energy and the Company. In

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the spin-off of the Company from Walter Energy was intended to qualify as a tax-free spin-off under Section 355 of the Code. The Tax Separation Agreement provides generally that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Code, any taxes imposed on Walter Energy or a Walter Energy shareholder as a result of such determination, or Distribution Taxes, which are the result of the acts or omissions of Walter Energy or its affiliates, will be the responsibility of Walter Energy. However, should Distribution Taxes result from the acts or omissions of the Company or its affiliates, such Distribution Taxes will be the responsibility of the Company. The Tax Separation Agreement goes on to provide that Walter Energy and the Company shall be jointly liable, pursuant to a designated allocation formula, for any Distribution Taxes that are not specifically allocated to Walter Energy or the Company. To the extent that Walter Energy is unable or unwilling to pay any Distribution Taxes for which it is responsible under the Tax Separation Agreement, the Company could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred. The Tax Separation Agreement also provides for payments from Walter Energy in the event that an additional taxable dividend is required to cure a REIT disqualification from the determination of a shortfall in the distribution of non-REIT earnings and profits made immediately following the spin-off. As with Distribution Taxes, the Company will be responsible for this dividend if Walter Energy is unable or unwilling to pay.

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

A reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Gross unrecognized tax benefits at the beginning of the year	$9,026	$7,671	$7,671
Increases related to prior year tax positions	8,602	1,335	—
Increases related to current year tax positions	1,255	166	—
Reductions as a result of a lapse of the statute of limitations	(1,346)	(146)	—

Gross unrecognized tax benefits at the end of the year	$17,537	$9,026	$7,671

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $7.0 million and $5.9 million at December 31, 2012 and 2011, respectively. For the years ended December 31, 2012,

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 and 2010, income tax expense includes $1.0 million, $0.3 million and $0.5 million, respectively for interest and penalties accrued on the liability for unrecognized tax benefits. At December 31, 2012 and 2011, accrued interest and penalties were $8.8 million and $7.8 million, respectively, which are included in payables and accrued liabilities in the consolidated balance sheets.

The Company’s tax years that remain subject to examination by the IRS are 2009 through 2011 and by various states are 1998 through 2011.

20.    Common Stock and Earnings (Loss) Per Share

Common Stock Issuance

In July 2011, the Company issued 1,812,532 shares to partially fund the acquisition of Green Tree. See Note 3 for further information.

In October 2012, the Company issued 6,900,000 shares as part of an offering, which generated net proceeds of $276.1 million after deducting underwriting discounts and commissions and offering expenses. The Company used $95.0 million of these net proceeds to partially fund its acquisition of RMS.

In November 2012, the Company issued 891,265 shares to partially fund the acquisition of RMS. See Note 3 for further information.

Dividends on Common Stock

The Company’s dividend restriction covenant related to the 2012 Term Loan and the 2012 Revolver limits the sum of cash dividends and similar payments in any fiscal year to $15 million conditioned on the absence of a default or event of default at or resulting from the payment. Additional dividends could be paid upon meeting certain criteria, including, but not limited to, dividends made from an available amount basket which will grow based on, among other things, the amount of excess cash flow that is not required to be used to prepay the 2012 Term Loan, subject to a Total Leverage Ratio no greater than 2.50 to 1.00, determined on a pro-forma basis, and the absence of a default or event of default at or resulting from the payment.

In November 2011, the Company paid a special dividend of $6.2 million to shareholders of which $0.6 million was settled in cash and $5.6 million in shares of the Company’s common stock. The special dividend represents an additional payment associated with taxable income for the year ended December 31, 2010 in order to satisfy REIT distribution requirements. The number of shares issued in the special dividend was calculated based on the closing price per share of the Company’s common stock on October 27, 2011.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Share (EPS)

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations shown on the face of the consolidated statements of comprehensive income (loss) (in thousands, except per share data):

	For the Years Ended December 31,
	2012	2011	2010
Basic earnings (loss) per share
Net income (loss)	$(22,134)	$(66,397)	$37,068
Less: net income allocated to unvested participating securities	—	—	(505)

Net income (loss) available to common stockholders (numerator)	(22,134)	(66,397)	36,563
Weighted-average common shares outstanding (denominator)	30,397	27,593	26,432

Basic earnings (loss) per share	$(0.73)	$(2.41)	$1.38

Diluted earnings (loss) per share
Net income (loss)	$(22,134)	$(66,397)	$37,068
Less: net income allocated to unvested participating securities	—	—	(503)

Net income (loss) available to common stockholders (numerator)	(22,134)	(66,397)	36,565
Weighted-average common shares outstanding	30,397	27,593	26,432
Add: effect of dilutive stock options and convertible notes	—	—	89

Diluted weighted-average common shares outstanding (denominator)	30,397	27,593	26,521

Diluted earnings (loss) per share	$(0.73)	$(2.41)	$1.38

The Company’s unvested restricted stock and RSUs are considered participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the unvested restricted stock and RSUs from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss recognized during the years ended December 31, 2012 and 2011, approximately 0.7 million and 0.3 million participating securities, respectively, were excluded from the calculation of basic and diluted loss per share because the effect would be antidilutive.

The calculation of diluted earnings (loss) per share for the years ended December 31, 2012, 2011 and 2010, does not include 6.9 million, 0.7 million and 0.2 million shares, respectively, because their effect would have been antidilutive. The convertible notes are antidilutive when calculating diluted earnings per share when the Company’s average stock price is less than $58.80.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.    Supplemental Disclosures of Cash Flow Information

The Company’s supplemental disclosures of cash flow information are summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$209,943	$154,815	$81,587
Cash paid for income taxes	33,319	18,752	1,291
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Real estate owned acquired through foreclosure	73,513	68,011	78,653
Residential loans originated to finance the sale of real estate owned	58,376	71,242	73,038
Acquisition of MSR pool and related intangible assets	21,011	—	—
Issuance of common stock for acquisitions	41,346	40,220	—
Dividends and dividend equivalents declared, not yet paid	—	—	13,431
Stock dividend	—	5,580	—

22.    Segment Reporting

Management has organized the Company into five reportable segments based primarily on its services as follows:

•

Servicing — consists of operations that perform servicing for third-party investors of residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts.

•	Asset Receivables Management — performs collections of post charge-off deficiency balances on behalf of third-party securitization trusts and other asset owners.

•

Insurance — provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through the Company’s insurance agency for a commission and a reinsurer to third parties as well as to the Loans and Residuals segment.

•	Loans and Residuals — consists of the assets and mortgage-backed debt of the Residual Trusts and the unencumbered forward residential loan portfolio and real estate owned.

•

Reverse Mortgage — consists of operations that perform servicing for third-party investors of reverse mortgages and on-balance sheet reverse mortgages. The Reverse Mortgage segment is a new segment in 2012, which resulted from the acquisitions of RMS and S1L.

During the first quarter of 2012, the Company revised its method of allocating costs to business segments. As a result, the Company has recast the segment measures of the prior periods to reflect the new cost allocation method on a consistent basis for all periods presented. The previous method allocated indirect costs to segments based on segment profit or loss. The new method allocates indirect costs to the Insurance segment based on the ratio of the number of policies to the number of accounts serviced and to the ARM, Reverse Mortgage and certain non-reportable segments based on headcount. All remaining indirect costs are allocated to the Servicing segment. The Loans and Residuals segment does not receive an allocation for indirect costs. For the year ended December 31, 2011, the change in method increased costs allocated to the Servicing and ARM segments by $4.4 million and $0.4 million, respectively, and decreased costs allocated to the Insurance and Other segments by $3.5 million and $1.3 million, respectively. For the year ended December 31, 2010, the change in method increased costs allocated to the Servicing segment by $2.1 million and decreased costs allocated to the Insurance and Other segments by $1.0 million and $1.1 million, respectively.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company revised its method of allocating assets to business segments during the fourth quarter of 2012. As a result, the Company has recast segment assets of the prior periods to reflect the new allocation method on a consistent basis for all periods presented. The revised asset allocation includes intersegment receivables and deferred tax assets in the calculation of total segment assets whereas they previously were not included. For the year ended December 31, 2011, the change in method increased assets allocated to the Servicing, Insurance and Other segments by $109.3 million, $7.3 million and $36.9 million, respectively, and decreased assets allocated to the Loans and Residuals segment and eliminations by $0.2 million and $153.3 million, respectively. For the year ended December 31, 2010, the change in method increased assets allocated to the Servicing, Insurance and Other segments by $61.7 million, $1.9 million and $47.9 million, respectively, and decreased assets allocated to the Loans and Residuals segment and eliminations by $23.8 million and $87.7 million, respectively.

In order to reconcile the financial results for the Company’s reportable segments to the consolidated results, the Company has presented the revenue and expenses and total assets of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses, which have not been allocated to the business segments, in Other. Intersegment servicing and insurance revenues and expenses have been eliminated. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized in the consolidated statements of comprehensive income (loss).

Presented in the tables below are the Company’s financial results by reportable segment reconciled to the consolidated income (loss) before income taxes and total assets by reportable segment reconciled to consolidated total assets (in thousands):

	For the Year Ended December 31, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Reverse Mortgage	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$395,913	$38,876	$—	$—	$5,134	$—	$(20,953)	$418,970
Interest income on loans	—	—	—	154,351	—	—	—	154,351
Insurance revenue	—	—	73,249	—	—	—	—	73,249
Other revenues	2,773	49	659	5	1,858	15,123	(48)	20,419

Total revenues	398,686	38,925	73,908	154,356	6,992	15,123	(21,001)	666,989
EXPENSES
Interest expense	4,882	—	—	96,337	1,217	77,235	—	179,671
Depreciation and amortization	84,474	7,774	5,377	—	1,942	161	—	99,728
Provision for loan losses	—	—	—	13,352	—	—	—	13,352
Other expenses, net	262,515	22,623	35,175	28,623	7,991	39,684	(21,001)	375,610

Total expenses	351,871	30,397	40,552	138,312	11,150	117,080	(21,001)	668,361
OTHER GAINS (LOSSES)
Net fair value gains (losses)	(1,056)	—	—	(116)	7,279	8,393	—	14,500
Losses on extinguishments	—	—	—	—	—	(48,579)	—	(48,579)

Total other gains (losses)	(1,056)	—	—	(116)	7,279	(40,186)	—	(34,079)

Income (loss) before income taxes	$45,759	$8,528	$33,356	$15,928	$3,121	$(142,143)	$—	$(35,451)

	At December 31, 2012
Total assets	$1,684,855	$55,287	$183,877	$1,599,742	$6,340,693	$1,468,018	$(354,295)	$10,978,177

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2011
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$197,265	$14,275	$—	$—	$—	$(25,363)	$186,177
Interest income on loans	—	—	—	164,794	—	—	164,794
Insurance revenue	—	—	43,752	—	—	(2,101)	41,651
Other revenues	2,993	—	1,245	—	5,614	—	9,852

Total revenues	200,258	14,275	44,997	164,794	5,614	(27,464)	402,474
EXPENSES
Interest expense	3,096	—	—	91,075	42,075	—	136,246
Depreciation and amortization	46,438	3,906	2,706	—	28	—	53,078
Provision for loan losses	—	—	—	6,016	—	—	6,016
Other expenses, net	135,994	8,995	29,990	37,223	29,668	(27,464)	214,406

Total expenses	185,528	12,901	32,696	134,314	71,771	(27,464)	409,746
OTHER GAINS (LOSSES)
Net fair value gains (losses)	(607)	—	—	965	(1,410)	—	(1,052)
Gain on extinguishments	—	—	—	95	—	—	95
Other	—	—	—	—	2,096	—	2,096

Total other gains (losses)	(607)	—	—	1,060	686	—	1,139

Income (loss) before income taxes	$14,123	$1,374	$12,301	$31,540	$(65,471)	$—	$(6,133)

	At December 31, 2011
Total assets	$1,428,243	$62,919	$170,276	$1,705,378	$925,191	$(178,465)	$4,113,542

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2010
	Servicing	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees	$22,238	$—	$—	$—	$(19,971)	$2,267
Interest income on loans	—	—	166,188	—	—	166,188
Insurance revenue	—	11,513	—	—	(2,350)	9,163
Other revenues	280	322	269	2,005	—	2,876

Total revenues	22,518	11,835	166,457	2,005	(22,321)	180,494
EXPENSES
Interest expense	—	—	81,729	—	—	81,729
Depreciation and amortization	311	64	—	8	—	383
Provision for loan losses	—	—	6,526	—	—	6,526
Other expenses, net	33,378	16,746	28,881	1,508	(22,321)	58,192

Total expenses	33,689	16,810	117,136	1,516	(22,321)	146,830
OTHER GAINS (LOSSES)
Gain on extinguishments	—	—	4,258	—	—	4,258
Other	—	—	—	423	—	423

Total other gains (losses)	—	—	4,258	423	—	4,681

Income (loss) before income taxes	$(11,171)	$(4,975)	$53,579	$912	$—	$38,345

	At December 31, 2010
Total assets	$82,243	$16,325	$1,724,461	$160,186	$(87,725)	$1,895,490

23.    Commitments and Contingencies

Mandatory Repurchase Obligation

The Company has a mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. The total loans outstanding and subject to being repurchased were $85.9 million at December 31, 2012. The Company has estimated the fair value of this contingent liability at December 31, 2012 as $10.0 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the undiscounted losses to be incurred from the mandatory repurchase obligation over the remaining lives of the loans are $13.1 million at December 31, 2012.

Professional Fees Liability Related to Certain Securitizations

The Company has a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitization trusts, which are based in part on the outstanding principal balance of the debt issued by these trusts. At December 31, 2012, the Company estimated the fair value of this contingent liability at $8.1 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the gross amount of payments it expects to pay over the remaining lives of the securitizations is $10.9 million at December 31, 2012.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letter of Credit Reimbursement Obligation

The Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn for an aggregate of eleven securitization trusts on the LOCs issued to these trusts by a third party. Seven of these securitization trusts were consolidated on the Company’s consolidated balance sheets due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were issued by a third party as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $285.4 million at December 31, 2012. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.

Mandatory Clean-Up Call Obligation

The Company is obligated to exercise the mandatory clean-up call obligations Green Tree assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2016 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.1 million.

Unfunded Commitments

The Company has floating rate reverse mortgage loans in which the borrowers have additional borrowing capacity of $178.3 million, and similar commitments on fixed rate loans of $4.5 million at December 31, 2012. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance available on a scheduled or unscheduled payment basis. Additionally, the Company has short-term commitments to lend $19.2 million and commitments to purchase loans totaling $249.8 million at December 31, 2012.

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

GNMA Corporate Guaranty

RMS is required to maintain regulatory compliance with HUD, GNMA and Fannie Mae program requirements, some of which are financial covenants related to minimum levels of net worth and other financial ratios. Due to the accounting treatment for reverse mortgage loan securitizations and the related issuance of HMBS obligations, RMS has obtained an indefinite waiver for certain of these requirements from GNMA and through June 30, 2013 from Fannie Mae. In addition, the Company has provided a guarantee beginning on the date of acquisition, November 1, 2012, whereby the Company guarantees RMS’ performance and obligations under the GNMA Mortgage-Backed Securities Program. In the event that the Company fails to honor this guaranty, GNMA could terminate RMS’s status as a qualified issuer of mortgage-backed securities as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse mortgage loans backed by GNMA guaranteed mortgage-backed securities. GNMA has affirmed RMS’ current commitment authority to issue HMBS securities.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

As discussed in Note 19, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

As disclosed in prior filings, one of the Company’s subsidiaries, Walter Mortgage Company, or WMC, had been a party to a lawsuit entitled Casa Linda Homes, et al. v. Walter Mortgage Company, et al., Cause No. C-2918-08-H, 389th Judicial District Court of Hidalgo County, Texas, claiming breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment. The plaintiffs were seeking actual and exemplary damages, the amount of which were not specified, but if proven could have been material. WMC maintained counterclaim actions against the plaintiffs for breach of fiduciary duty and conversion related to the defendants’ alleged misappropriation of escrow funds. The plaintiffs’ allegations arose from a claim that the WMC breached a contract with the plaintiffs by failing to purchase a certain amount of loan pool packages from the corporate plaintiff, a Texas real estate developer. Alternatively, the plaintiffs claimed that WMC promised to purchase a certain amount of loan pool packages from the corporate plaintiff, plaintiffs relied on that promise, and WMC failed to perform. The case was tried before a jury, and on December 13, 2012 the jury found that we have no liability for these claims and consequently the plaintiffs were entitled to no damages. As to our counterclaim, the jury returned a verdict in our favor awarding us $282,357 in compensatory damages and $282,357 in punitive damages (plus attorneys fees, court costs, and post-judgment interest) due and owing from the plaintiffs Casa Linda Homes and Mark Dizdar. The plaintiffs have ninety (90) days from the date of the verdict to file a motion for a new trial should they choose to do so.

The Company is a party to a number of other lawsuits arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows.

Lease Obligations

The Company leases office space and office equipment under various operating lease agreements with terms expiring through 2017, exclusive of renewal option periods. Rent expense was $12.3 million, $6.5 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum rental payments under operating leases at December 31, 2012 are as follows (in thousands):

2013	$12,911
2014	12,180
2015	10,545
2016	6,779
2017	4,436

Total	$46,851

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.    Quarterly Results of Operations (Unaudited)

The following tables summarize the Company’s unaudited consolidated results of operations on a quarterly basis for the years ended December 31, 2012 and 2011. The sum of the quarterly earnings per share amounts do not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares.

Quarterly results of operations are summarized as follows (in thousands, except per share data):

	For the 2012 Quarters Ended
	December 31(1)	September 30	June 30	March 31
Total revenues	$176,377	$160,756	$164,100	$165,756
Total expenses	188,685	153,304	164,113	162,259
Other gains (losses)	(42,753)	3,123	788	4,763

Income (loss) before income taxes	(55,061)	10,575	775	8,260
Income tax expense (benefit)	(20,953)	4,164	347	3,125

Net income (loss)	$(34,108)	$6,411	$428	$5,135

Basic earnings (loss) per common and common equivalent share	$(0.98)	$0.22	$0.01	$0.17
Diluted earnings (loss) per common and common equivalent share	(0.98)	0.21	0.01	0.17

	For the 2011 Quarters Ended
	December 31(2)	September 30(3)	June 30	March 31
Total revenues	$155,900	$151,924	$47,965	$46,685
Total expenses	161,342	153,484	51,530	43,390
Other gains (losses)	2,110	(1,404)	95	338

Income (loss) before income taxes	(3,332)	(2,964)	(3,470)	3,633
Income tax expense (benefit)	600	59,596	(75)	143

Net income (loss)	$(3,932)	$(62,560)	$(3,395)	$3,490

Basic earnings (loss) per common and common equivalent share	$(0.14)	$(2.20)	$(0.13)	$0.13
Diluted earnings (loss) per common and common equivalent share	(0.14)	(2.20)	(0.13)	0.13

(1)	The amounts for the fourth quarter 2012 include losses on extinguishment of debt of $48.6 million.

(2)	The amounts for the fourth quarter 2011 include the reversal of the estimated liability for contingent earn-out payments of $2.1 million for Marix.

(3)

In the fourth quarter of 2012, the Company made an immaterial correction of an error to income tax expense relating to the accounting for the impact of loss of REIT status recorded in the third quarter ended September 30, 2011. The impact of this correction for the third quarter ended September 30, 2011 was to decrease income tax expense and net loss by $2.9 million and decrease basic and diluted loss per share by $0.10.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.    Subsequent Events

The Company previously announced its joint bid with Ocwen Loan Servicing LLC to buy certain mortgage-related net assets held by ResCap, in an auction sponsored by the U.S. Bankruptcy Court. Pursuant to this agreement, the Company agreed to acquire the rights and assume the liabilities relating to ResCap’s entire Fannie Mae mortgage servicing rights and related servicer advances, and ResCap’s mortgage originations and capital markets platforms, or the ResCap net assets. On January 31, 2013, the Company closed on the acquisition of the ResCap net assets for a total preliminary purchase price of $492.0 million. Refer to Note 3 for additional information.

On January 31, 2013, the Company purchased Fannie Mae mortgage servicing rights, including related servicer advances, from Bank of America, N.A. for total consideration of $495.7 million. At closing, the Fannie Mae mortgage servicing rights were associated with loans and other intangibles totaling $84.4 billion in unpaid principal balance.

On January 31, 2013, the Company entered into the Amendment No. 1, Incremental Amendment and Joinder Agreement, or the Incremental Amendment, to its 2012 Term Loan. The Incremental Amendment, among other things, increases certain financial ratios which govern the Company’s ability to incur additional indebtedness and provides for a secured term loan, or the Incremental Loan, in an amount of $825.0 million, which was borrowed in its entirety on January 31, 2013.

In January 2013, the Company purchased the residential mortgage servicing platform, including certain servicing related technology assets, of MetLife Bank, N.A. located in Irving, Texas for total consideration of $1.0 million.

In February and March 2013, we entered into three additional master repurchase agreements with an aggregate capacity amount of $1.1 billion. These facilities will also be used to fund the origination of mortgage loans primarily for the recently acquired ResCap originations business.

In February 2013, the Company entered into an agreement to acquire the correspondent lending and wholesale broker businesses of Ally Bank for total consideration of $1.5 million.

On March 14, 2013, the Company entered into Amendment No. 2, or the Credit Agreement Amendment, to its 2012 Term Loan. The Credit Agreement Amendment changes certain financial definitions in the 2012 Term Loan to clarify that net cash receipts in connection with the issuance of reverse mortgage securities and the servicing of reverse mortgages count towards pro-forma adjusted EBITDA and excess cash flow for purposes of the 2012 Term Loan.