Form 10-Q
period 2013-03-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2013-05-10
CIK 1040719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The registrant had 36,887,287 shares of common stock outstanding as of April 30, 2013.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$624,725	$442,054
Restricted cash and cash equivalents	731,996	653,338
Residential loans (includes $8,012,847 and $6,710,211 at fair value at March 31, 2013 and December 31, 2012, respectively)	9,501,724	8,220,967
Allowance for loan losses	(19,932)	(20,435)

Residential loans, net	9,481,792	8,200,532
Receivables, net (includes $53,671 and $53,975 at fair value at March 31, 2013 and December 31, 2012, respectively)	260,450	259,009
Servicer and protective advances, net	364,192	173,047
Servicing rights and related intangible assets, net (includes $347,254 and $0 at fair value at March 31, 2013 and December 31, 2012, respectively)	964,726	238,791
Goodwill	644,645	580,378
Intangible assets, net	145,789	148,413
Premises and equipment, net	153,073	137,785
Other assets (includes $59,700 and $949 at fair value at March 31, 2013 and December 31, 2012, respectively)	199,714	144,830

Total assets	$13,571,102	$10,978,177

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payables and accrued liabilities (includes $32,636 and $25,348 at fair value at March 31, 2013 and December 31, 2012, respectively)	$574,673	$260,610
Servicer payables	665,990	587,929
Servicing advance liabilities	242,943	100,164
Debt	2,224,185	1,146,249
Mortgage-backed debt (includes $738,434 and $757,286 at fair value at March 31, 2013 and December 31, 2012, respectively)	2,026,291	2,072,728
HMBS related obligations at fair value	6,887,583	5,874,552
Deferred tax liability, net	23,750	41,017

Total liabilities	12,645,415	10,083,249

Commitments and contingencies (Note 21)

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares Issued and outstanding - 0 shares at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares Issued and outstanding - 36,887,287 and 36,687,785 shares at March 31, 2013 and December 31, 2012, respectively	369	367
Additional paid-in capital	564,973	561,963
Retained earnings	359,854	332,105
Accumulated other comprehensive income	491	493

Total stockholders’ equity	925,687	894,928

Total liabilities and stockholders’ equity	$13,571,102	$10,978,177

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

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:
Restricted cash and cash equivalents	$59,267	$58,253
Residential loans (includes $627,430 and $646,498 at fair value at March 31, 2013 and December 31, 2012, respectively)	2,100,484	2,142,418
Allowance for loan losses	(19,623)	(20,138)

Residential loans, net	2,080,861	2,122,280
Receivables, net (includes $53,671 and $53,975 at fair value at March 31, 2013 and December 31, 2012, respectively)	53,671	53,975
Servicer and protective advances, net	77,179	77,082
Other assets	57,313	62,683

Total assets	$2,328,291	$2,374,273

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:

Payables and accrued liabilities	$8,941	$9,007
Servicing advance liabilities	64,622	64,552
Mortgage-backed debt (includes $738,434 and $757,286 at fair value at March 31, 2013 and December 31, 2012, respectively)	2,026,291	2,072,728

Total liabilities	$2,099,854	$2,146,287

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
REVENUES
Net servicing revenue and fees	$151,080	$89,733
Net gains on sales of loans	78,445	—
Interest income on loans	36,898	39,280
Insurance revenue	17,534	19,962
Other revenues	7,855	3,866

Total revenues	291,812	152,841
EXPENSES
Salaries and benefits	106,733	57,403
General and administrative	87,440	29,029
Interest expense	54,142	45,838
Depreciation and amortization	30,404	12,019
Provision for loan losses	1,726	1,569
Other expenses, net	370	3,486

Total expenses	280,815	149,344
OTHER GAINS (LOSSES)
Net fair value gains on reverse loans and related HMBS obligations	36,788	—
Other net fair value gains (losses)	(1,261)	4,763

Total other gains (losses)	35,527	4,763
Income before income taxes	46,524	8,260
Income tax expense	18,775	3,125

Net income	$27,749	$5,135

Comprehensive income	$27,747	$5,193

Net income	$27,749	$5,135
Basic earnings per common and common equivalent share	$0.74	$0.17
Diluted earnings per common and common equivalent share	0.73	0.17
Weighted-average common and common equivalent shares outstanding — basic	36,877	28,798
Weighted-average common and common equivalent shares outstanding — diluted	37,634	29,034

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at January 1, 2013	36,687,785	$367	$561,963	$332,105	$493	$894,928
Net income				27,749		27,749
Other comprehensive loss, net of tax					(2)	(2)
Share-based compensation			2,690			2,690
Excess tax benefit on share-based compensation			322			322
Issuance of shares under incentive plans	199,502	2	(2)			—

Balance at March 31, 2013	36,887,287	$369	$564,973	$359,854	$491	$925,687

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income	$27,749	$5,135
Adjustments to reconcile net income to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(36,788)	—
Amortization of servicing rights	11,324	12,915
Change in fair value of servicing rights	7,004	—
Other net fair value (gains) losses	4,847	(699)
Accretion of residential loan discounts	(3,999)	(3,485)
Accretion of discounts on debt and amortization of deferred debt issuance costs	5,329	2,847
Provision for loan losses	1,726	1,569
Depreciation and amortization of premises and equipment and intangible assets	30,404	12,019
Losses (gains) on real estate owned, net	(1,394)	821
Provision (benefit) for deferred income taxes	(11,447)	28
Share-based compensation	2,690	4,749
Originations and acquisitions of residential loans held for sale	(433,017)	—
Proceeds from sales of residential loans held for sale	227,701	—
Net gains on sales of loans	(78,445)	—
Other	969	(543)

Decrease (increase) in assets
Receivables	(9,092)	179
Servicer and protective advances	(4,326)	14,196
Other	(4,440)	415
Increase (decrease) in liabilities
Payables and accrued liabilities	54,505	(11,843)
Servicer payables	(897)	4,179

Cash flows provided by (used in) operating activities	(209,597)	42,482

Investing activities
Purchases and originations of residential loans held for investment	(1,065,356)	(1,145)
Principal payments received on residential loans held for investment	93,556	40,444
Payments on receivables related to Non-Residual Trusts	4,141	4,441
Cash proceeds from sales of real estate owned, net	6,056	3,762
Purchases of premises and equipment	(5,240)	(1,247)
Decrease (increase) in restricted cash and cash equivalents	570	5,772
Payment for acquisitions of businesses, net of cash acquired	(478,084)	—
Acquisitions of servicing rights and intangible assets	(304,990)	—
Other	904	(182)

Cash flows provided by (used in) investing activities	(1,748,443)	51,845

Financing activities
Issuance of debt	820,875	—
Payments on debt	(19,620)	(21,535)
Debt issuance costs paid	(11,266)	—
Proceeds from securitizations of reverse mortgage loans	1,041,754	—
Payments on HMBS related obligations	(57,730)	—
Payments on servicing advance liabilities	(261,774)	(77,150)
Issuances of servicing advance liabilities	404,553	74,729
Net change in master repurchase agreements	273,865	—
Payments on mortgage-backed debt	(49,465)	(49,460)
Excess tax benefits on share-based compensation	322	21
Proceeds from the exercise of stock options	—	186
Repurchase and cancellation of common stock	—	(423)
Other	(803)	—

Cash flows provided by (used in) financing activities	2,140,711	(73,632)

Net increase in cash and cash equivalents	182,671	20,695
Cash and cash equivalents at the beginning of the period	442,054	18,739

Cash and cash equivalents at the end of the period	$624,725	$39,434

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based business services provider to the residential mortgage industry focused on providing specialty servicing for credit-sensitive residential mortgages and reverse mortgages. The Company also originates, purchases and sells mortgage loans into the secondary market. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans and reverse mortgage loans and operates an insurance agency serving residential loan customers. The Company operates throughout the United States, or U.S. At March 31, 2013, the Company serviced approximately 2.0 million accounts compared to 1.0 million accounts at December 31, 2012.

Throughout this Quarterly Report on Form 10-Q, references to “residential loans” refer to residential mortgage loans, including forward mortgage loans, reverse mortgage loans and participations, and residential retail installment agreements, which include manufactured housing loans, and references to “borrowers” refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements.

Acquisition of Reverse Mortgage Solutions, Inc.

On November 1, 2012, the Company acquired 100% of the outstanding shares of Reverse Mortgage Solutions, Inc., or RMS. Based in Spring, Texas, RMS provides a full suite of services to the reverse mortgage sector, including servicing, sub-servicing, loan origination and securitization, and related technology. The acquisition of RMS positions the Company as a full service provider in the reverse mortgage servicing sector with new growth opportunities and represents an extension of the Company’s fee-for-service business model.

Acquisition of Security One Lending

On December 31, 2012, in connection with the execution of a stock purchase agreement, the Company agreed to acquire all of the outstanding shares of Security One Lending, or S1L. Based in San Diego, California, S1L is a retail and wholesale reverse mortgage loan originator. S1L has a long-standing relationship with RMS, as S1L has been delivering loans using RMS’s technology and RMS has acquired a significant amount of S1L’s reverse origination production during recent years. The acquisition of S1L will enhance RMS’s position as an issuer of reverse mortgage product, while also significantly increasing RMS’s retail origination presence. The Company obtained effective control over S1L through an economic closing on December 31, 2012. A legal closing subsequently occurred on April 30, 2013. The economic closing required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. Accordingly, the financial results for S1L have been included in the Company’s consolidated financial statements beginning on December 31, 2012.

Acquisition of Certain Net Assets of Residential Capital LLC

The Company previously announced its joint bid with Ocwen Loan Servicing LLC to acquire certain mortgage-related net assets held by Residential Capital LLC, or ResCap, in an auction sponsored by the U.S. Bankruptcy Court. Pursuant to this agreement, the Company agreed to acquire the rights and assume the liabilities relating to ResCap’s entire Federal National Mortgage Association, or Fannie Mae, mortgage servicing rights, or MSRs, and related servicer advances, and ResCap’s mortgage originations and capital markets platforms, or the ResCap net assets. The Company closed on its acquisition of the ResCap net assets on January 31, 2013. The acquisition of the ResCap net assets provides the Company with a fully integrated loan originations platform to complement and enhance its servicing business. Refer to Note 3 for further information regarding the acquisition of the ResCap net assets.

Acquisition of Certain Net Assets of Ally Bank

On March 1, 2013, the Company acquired the correspondent lending and wholesale broker businesses of Ally Bank, or the Ally Bank net assets. The acquisition of the Ally Bank net assets allows the Company to pursue correspondent lending opportunities using the capabilities resident in the ResCap originations platform. Refer to Note 3 for further information regarding the acquisition of the Ally Bank net assets.

Acquisition of Certain Net Assets of MetLife Bank

On March 1, 2013, the Company purchased the residential mortgage servicing platform, including certain servicing related technology assets, of MetLife Bank, N.A. located in Irving, Texas, or the MetLife Bank net assets. The acquisition of the residential mortgage servicing platform will serve to support the Company’s development of a robust dual-track residential mortgage servicing platform. Refer to Note 3 for further information regarding the acquisition of the MetLife Bank net assets.

Bank of America Asset Purchase

On January 31, 2013, the Company purchased Fannie Mae MSRs, including related servicer advances, from Bank of America, N.A, or the BOA asset purchase. This acquisition was accounted for as an asset purchase. Refer to Note 3 for further information regarding the BOA asset purchase.

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s material estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure and borrower mortality rates and include, but are not limited to, the allowance for loan losses as well as the valuation of residential loans, receivables, servicing rights, goodwill and intangibles, real estate owned, derivatives, mortgage-backed debt and the HMBS related obligations. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, actual results may differ from these estimates.

Reclassifications and Error Corrections

During the second and fourth quarters of 2012, the Company made immaterial corrections of errors in certain amounts in its consolidated balance sheet at December 31, 2011 as well as to acquisition date fair values at July 1, 2011 of the assets acquired and liabilities assumed resulting from the acquisition of GTCS Holdings, LLC, or Green Tree. Amounts received by the Company and required to be legally segregated in separate bank accounts have been corrected by reclassifying balances from cash and cash equivalents to restricted cash and cash equivalents. In addition, amounts for which the Company does not meet the right of offset criteria have been corrected by reclassifying balances from servicer and protective advances to servicer payables. Lastly, cash balances that were overdrawn at period end have been corrected by reclassifying balances from payables and accrued liabilities to cash and cash equivalents as the legal right of offset exists within the same banking institution. These revisions had no impact on the Company’s net income. The impact of correcting these errors was a decrease of $5.1 million to cash flows from operating activities and an increase of $1.3 million to cash flows used in investing activities for the three months ended March 31, 2012 to $42.5 million and $51.8 million, respectively.

Changes in Presentation

During the three months ended March 31, 2013, the Company renamed servicing revenues and fees within the consolidated statements of comprehensive income to net servicing revenues and fees and reclassified amortization of servicing rights that were previously included as part of depreciation and amortization to net servicing revenue and fees. Given the growth in the Company’s third party servicing portfolio resulting from recent acquisitions, this change in presentation was made to better reflect the economics of servicing activities. This change in presentation resulted in a reduction of $12.9 million to historical servicing revenue and fees and depreciation and amortization for the three months ended March 31, 2012.

The Company also renamed net fair value gains (losses) to other net fair value gains (losses) and separated net fair value gains on reverse loans and related HMBS obligations that were previously included in historical net fair value gains (losses) to its own line item on the consolidated statements of comprehensive income.

Servicing Rights Fair Value Election

Prior to January 1, 2013, all servicing rights were initially recorded at fair value and subsequently accounted for at amortized cost. In addition the Company classified its servicing rights as either a forward loan class or a reverse loan class. Given recent acquisitions and based upon anticipated risk management strategies, effective January 1, 2013 the Company began classifying its servicing rights as a risk-managed forward loan class, a forward loan class or a reverse loan class. The forward loan class and the reverse loan class continue to be accounted for at amortized cost. The Company has elected to account for the new risk-managed forward loan class at fair value effective as of January 1, 2013. The risk-managed forward loan class consists of servicing rights acquired in 2013 as well as servicing rights acquired as part of an MSR pool on December 31, 2012. The servicing rights acquired as part of an MSR pool were previously accounted for at amortized cost, however are now accounted for at fair value retrospective to January 1, 2013. This election on January 1, 2013 had no impact on retained earnings. Refer to further information on servicing rights at Notes 2 and 11.

Recent Accounting Guidance

In December 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update to require disclosure of information about the effect of rights of setoff with certain financial instruments on an entity’s financial position. In January 2013, the FASB issued an accounting standards update that clarifies the aforementioned offsetting disclosure requirements. The disclosure requirements are only applicable to rights of setoff of certain derivative instruments, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with standards set forth by the FASB Codification or master netting arrangements or similar agreements. The Company has adopted the amendments in these standards effective in the first quarter of 2013. Adoption of this standard had no impact on the Company’s consolidated financial statements. Additional required disclosures are included in Note 7.

In February 2013, the FASB issued an accounting standards update that requires presentation for reclassification adjustments from accumulated other comprehensive income into net income in a single note or on the face of the financial statements. The Company has adopted the amendments in this standard effective in the first quarter of 2013. The adoption of this standard had an immaterial effect on the Company’s consolidated financial statements and as such, the required presentation is not included herein.

2. Significant Accounting Policies

Included in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company as a result of the recent business combinations and asset acquisitions.

Residential Loans Held For Sale

Residential loans held for sale represent loans originated or acquired by the Company with the intent to sell. These loans are originated or acquired primarily for purposes of transferring to government sponsored entities, or GSEs, or other third party investors in the secondary market with servicing rights either retained or sold. The Company has elected to carry residential loans held for sale at fair value. The yield on the loans and any changes in fair value are recorded in net gains on sales of loans in the consolidated statements of comprehensive income. The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that are expected to be collected, as well as any fair value adjustments. Gains or losses recognized upon sale of residential loans held for sale are also included in net gains on sales of loans in the consolidated statements of comprehensive income. Loan origination fees are recorded in other revenues within the consolidated statements of comprehensive income when earned and related costs are recognized in general and administrative expenses when incurred.

The Company’s agreements with GSEs and other third parties include representations and warranties related to the loans the Company sells. The representations and warranties require adherence to GSE origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. In the event of a breach of its representations and warranties which are generally enforceable at any time over the life of the loan, the Company may be required to either repurchase the residential loans at par with the identified defects or indemnify the investor or insurer for applicable incurred losses. In such cases, the Company bears any subsequent credit loss on the residential loans. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender. The Company actively contests claims to the extent that the Company does not consider the claims to be valid. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company’s underwriting and quality assurance practices and by servicing residential loans to meet investor standards.

The Company records a provision for losses relating to such representations and warranties as part of its loan sale transactions at the time the loan is sold in accordance with the accounting guidance for guarantees. The provision is a reduction in the of net gains on sales of loans in the consolidated statements of comprehensive income. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, historical defect rates, repurchase rates, resale rates and the probability of reimbursement by the correspondent loan seller. The liability established at the time loans are sold, which is recorded in payables and accrued liabilities, is continually updated based on changes in estimates, with those changes recorded as a component of general and administrative expenses included in the consolidated statements of comprehensive income.

The level of the liability for representations and warranties requires considerable management judgment. The level of residential loan repurchase losses is dependent on economic factors and external conditions that may change over the lives of the underlying loans. Refer to Note 21 for further discussion.

Derivatives

The Company uses derivative financial instruments to manage exposure to interest rate risk and changes in the fair value of forward loans held for sale. Derivative transactions are measured in terms of the notional amount. The notional amount is generally not exchanged and is used only as a basis on which interest and other payments are determined. The Company has elected to record derivative assets and liabilities and related collateral on a gross basis, even when a legally enforceable master netting agreement exists between the Company and the derivative counterparty.

The Company enters into commitments to purchase and originate forward loans at interest rates that are determined prior to funding. Interest rate lock commitments, or IRLCs, are considered freestanding derivatives, as these instruments are not designated as hedging instruments under GAAP, and are recorded at fair value at inception. Changes in value subsequent to inception are based on changes in the fair value of the underlying loan and for commitments to originate loans, changes in the probability that the loan will fund within the terms of the commitment, affected primarily by changes in interest rates and the passage of time. The aggregate fair value of IRLCs on the consolidated balance sheet is recorded in other assets or payables and accrued liabilities. The interest exposure on the Company’s IRLCs is economically hedged with forward sales commitments whose fair value is also recorded in other assets or payables and accrued liabilities. Management has elected not to designate the freestanding derivative forward sales commitments as hedges under GAAP. Changes in the fair value of the IRLCs and related forward sales commitments are recognized as gain or loss on sale of forward loans held for sale included in net gains on sales of loans in the consolidated statements of comprehensive income. Cash flows related to IRLCs and forward sales commitments are included in operating activities in the consolidated statements of cash flows to match the cash flows of the hedged item.

Servicing Rights

Servicing rights are an intangible asset representing the right to service a portfolio of loans. Capitalized servicing rights historically related to servicing and sub-servicing contracts acquired in connection with business combinations. Additionally, the Company has recently acquired the rights to service loans through the purchase of such rights from third parties or through the transfer of purchased or originated loans with servicing rights retained. All newly acquired servicing rights and servicing rights recognized as a result of the transfer of loans with servicing retained are initially measured at fair value. Subsequent to acquisition or origination, the Company accounts for servicing rights using the amortization method or the fair value measurement method, based on the Company’s strategy for managing the risks of the underlying portfolios. Refer to information surrounding the accounting for servicing rights at Note 2.

The Company identifies classes of servicing rights based upon the availability of market inputs used in determining their fair values and its planned risk management strategy associated with the servicing rights. Based upon these criteria, the Company has identified three classes of servicing rights: a risk-managed forward loan class, or the risk-managed loan class, a forward loan class and a reverse loan class. The risk-managed loan class includes loan portfolios for which the Company could apply a hedging strategy in the future. Servicing assets associated with the forward loan class and the reverse loan class are amortized based on expected cash flows in proportion to and over the life of net servicing income. Amortization is recorded as a reduction to servicing revenue and fees in the consolidated statements of comprehensive income. Servicing assets are stratified by product type and compared to the estimated fair value on a quarterly basis. To the extent that the carrying value for a stratum exceeds its estimated fair value, a valuation allowance is established with an impairment loss recognized in other expenses, net in the consolidated statements of comprehensive income. If the fair value of the impaired servicing asset increases, the Company adjusts the carrying value of the servicing asset as a reduction in the valuation allowance. The Company recognizes a direct impairment to the servicing asset when the recoverability of the valuation allowance is determined to be unrecoverable.

For servicing assets associated with the risk-managed loan class, which are accounted for at fair value, the Company measures the fair value at each reporting date and records changes in fair value in servicing revenue and fees in the consolidated statements of comprehensive income.

3. Acquisitions

ResCap Net Assets

On January 31, 2013, the Company acquired the assets and assumed the liabilities relating to all of ResCap’s Fannie Mae MSRs and related servicer advances, and ResCap’s mortgage originations and capital markets platforms, or the ResCap net assets, for an adjusted purchase price of $487.2 million. At closing, the ResCap Fannie Mae MSRs were associated with loans totaling $42.3 billion in unpaid principal balance. The Company made cash payments of $15.0 million in the fourth quarter of 2012 and $477.0 million on January 31, 2013, which were partially funded with net proceeds from an October 2012 common stock offering and borrowings from the Company’s incremental secured credit facility. The total cash paid of $492.0 million is subject to purchase price adjustments during the 120-day period subsequent to the closing date. The total cash paid in excess of the adjusted purchase price is refundable to the Company at the end of the adjustment period. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The purchase consideration of $487.2 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed (in thousands):

Amount
Assets
Servicer and protective advances	$186,241
Servicing rights	90,431
Goodwill	52,548
Intangible assets	160,173
Premises and equipment	18,102

Total assets acquired	507,495

Liabilities
Payables and accrued liabilities	20,270

Total liabilities assumed	20,270

Fair value of net assets acquired	$487,225

The following table presents the estimate of identifiable intangible assets and capitalized software recognized at acquisition of the ResCap net assets with the corresponding weighted-average amortization periods (in years) at the acquisition date (in thousands):

		Weighted-
		Average
	Estimated	Amortization
	Fair Value	Period
Intangible assets:
Customer relationships	$152,173	2.9
Trade name	8,000	8.0

Total intangible assets	160,173	3.2
Capitalized software (1)	17,100	3.0

Total intangible assets and capitalized software	$177,273	3.1

(1)	Capitalized software is included in premises and equipment in the consolidated balance sheet.

Servicer and protective advances acquired in connection with the acquisition of the ResCap net assets have a fair value of $186.2 million and gross contractual amounts receivable of $195.9 million, of which $9.7 million is not expected to be collected. The ResCap net assets have been allocated to the Servicing, Insurance and Originations segments. The originations segment was previously included in Other. Refer to Note 20 for further information regarding segments. Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are the expected future earnings and projections of growth. The goodwill related to the acquisition of the ResCap net assets was allocated to the Originations segment, of which $49.3 million is expected to be tax deductible.

The amount of revenues and net income related to the ResCap net assets and Ally Bank net assets included in the Company’s consolidated statement of comprehensive income for the period from the date of acquisition through March 31, 2013 were $84.8 million and $13.7 million, respectively. During the three months ended March 31, 2013, the Company incurred $6.0 million in transaction-related expenses to acquire the ResCap net assets, which are included in general and administrative expenses in the consolidated statement of comprehensive income.

Ally Bank Net Assets

On March 1, 2013, the Company acquired the correspondent lending and wholesale broker businesses of Ally Bank for a cash payment of $0.1 million. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The purchase consideration of $0.1 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates. The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed (in thousands):

Amount
Assets
Goodwill	$99
Intangible assets	1,200
Premises and equipment	201

Total assets acquired	1,500

Liabilities
Payables and accrued liabilities	1,437

Total liabilities assumed	1,437

Fair value of net assets acquired	$63

Intangible assets relate to institutional relationships and have a weighted-average amortization period of 1 year. The Ally Bank net assets, including goodwill, have been allocated to the Originations segment. None of the goodwill recorded is expected to be tax deductible.

MetLife Bank Net Assets

On March 1, 2013, the Company purchased the residential mortgage servicing platform, including certain servicing related technology assets, and related work force of MetLife Bank, N.A. located in Irving, Texas. The purchase price of $1.0 million was paid in cash. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The Company allocated $0.8 million to goodwill, $0.4 million to premises and equipment, and $0.2 million to payables and accrued liabilities based on preliminary fair values as of the acquisition date. The MetLife Bank net assets, including goodwill, have been allocated to the Servicing segment. All of the goodwill recorded is expected to be tax deductible. During the three months ended March 31, 2013, the Company incurred $0.1 million in transaction-related expenses to acquire the MetLife Bank net assets, which are included in general and administrative expenses in the consolidated statement of comprehensive income.

Bank of America Asset Purchase

On January 31, 2013, the Company purchased Fannie Mae MSRs, including related servicer advances, from Bank of America, N.A. for total consideration of $495.7 million, of which $269.2 million was paid as of March 31, 2013 and $226.5 million is included in payables and accrued liabilities in the consolidated balance sheet. At closing, the Fannie Mae MSRs were associated with loans totaling $84.4 billion in unpaid principal balance. In connection with the BOA asset purchase, the Company recorded servicing rights of $242.2 million and intangible assets of $253.5 million at January 31, 2013. Intangible assets consist of customer relationships with a weighted-average amortization period of 3.3 years. Refer to Note 11 for further information regarding the servicing rights and Note 12 for further information regarding intangibles.

Reverse Mortgage Solutions, Inc.

On November 1, 2012, the Company acquired all of the outstanding shares of RMS. The purchase consideration of $136.3 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. An allocation of the purchase price was made to major categories of assets and liabilities based on management’s estimates. The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded, and the preliminary purchase price allocation of assets acquired and liabilities assumed (in thousands):

	Originally	Measurement
	Reported	Period Adjustments	Preliminary
Assets
Cash	$19,683	$—	$19,683
Restricted cash	1,401	—	1,401
Residential loans	5,331,989	—	5,331,989
Receivables	11,832	—	11,832
Servicer and protective advances	17,615	—	17,615
Servicing rights	15,916	—	15,916
Goodwill	101,199	10,809	112,008
Intangible assets	20,800	—	20,800
Premises and equipment	15,633	—	15,633
Deferred tax asset, net	19,052	6,441	25,493
Other assets	13,245	—	13,245

Total assets acquired	5,568,365	17,250	5,585,615

Liabilities
Payables and accrued liabilities	29,357	17,250	46,607
Debt	148,431	—	148,431
HMBS related obligations	5,254,231	—	5,254,231

Total liabilities assumed	5,432,019	17,250	5,449,269

Fair value of net assets acquired	$136,346	$—	$136,346

The measurement period adjustments recorded during the three months ended March 31, 2013 include provisional adjustments to certain liabilities existing at the acquisition date.

Security One Lending

The purchase price of the S1L acquisition in the fourth quarter of 2012 included contingent earn-out payments to be paid in cash of up to $11.0 million dependent on the achievement of certain designated performance targets over the twelve months following the acquisition. The Company recorded a liability for the contingent earn-out payments of $6.1 million on December 31, 2012. This liability was based on the Company’s estimate of the fair value of the contingent earn-out payments at that time. At March 31, 2013, the Company revised its estimate of the fair value of contingent earn-out payments to $9.8 million based on S1L’s performance during the first quarter of 2013. The Company recorded a loss related to the adjustment of the fair value of $3.7 million during the three months ended March 31, 2013, which is included in other net fair value gains (losses) in the consolidated statement of comprehensive income.

Pro Forma Financial Information

The following table presents the pro forma combined revenues and net income as if the ResCap net assets and the Ally Bank net assets had been acquired on January 1, 2012 and RMS and S1L on January 1, 2011 (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2013	2012
Revenues	$334,212	$283,224
Net income	37,076	34,767
Net income per share - basic	1.01	0.95
Net income per share - diluted	0.99	0.94

The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisitions of RMS, S1L, the ResCap net assets and Ally Bank net assets, or the Acquisitions, had taken place on the dates indicated above. The amounts have been calculated to reflect additional fair value adjustments, depreciation and amortization that would have been incurred assuming the Acquisitions had occurred on the dates indicated above together with the consequential tax effects. The pro forma adjustments also include interest expense on debt issued to consummate the acquisition of the ResCap net assets. The pro forma financial information excludes costs incurred which were directly attributable to the Acquisitions and which do not have a continuing impact on the combined operating results.

Costs Associated with Exit Activities

As a result of the acquisition of GTCS Holdings, LLC, or Green Tree, on July 1, 2011, the Company took steps in 2011 to manage and optimize the combined operations of the consolidated company. The major costs incurred as a result of these actions are severance and other-related costs, which are recorded in salaries and benefits in the consolidated statements of comprehensive income. Charges associated with these exit activities have not been allocated to business segments and are included in Other in Note 20. The Company completed these exit activities at the end of October 2012; final payments or other settlements are expected to be completed by the fourth quarter of 2013.

The following table summarizes the accrued liability, which is included in payables and accrued liabilities in the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these activities (in thousands):

	Severance and Other-Related Costs	Other	Total
Balance at January 1, 2013	$1,397	$261	$1,658
Cash payments or other settlements	(706)	(42)	(748)

Balance at March 31, 2013	$691	$219	$910

Total incurred and expected charges	$5,377	$400	$5,777

4. Variable Interest Entities

Consolidated Variable Interest Entities

Securitization trusts that the Company consolidates and in which it holds residual interests are referred to as the Residual Trusts. Securitization trusts that have been consolidated and in which the Company does not hold residual interests are referred to as the Non-Residual Trusts.

Residual Trusts

The Company has historically funded its residential loan portfolio through securitizations and evaluates each securitization trust to determine if it meets the definition of a variable interest entity, or VIE, and whether or not the Company is required to consolidate the trust. The Company determined that it is the primary beneficiary of twelve securitization trusts for which it owns residual interests, and as a result, has consolidated these VIEs. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.

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

Non-Residual Trusts

The Company determined that it is the primary beneficiary of ten securitization trusts for which it does not own any residual interests. The Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. However, as part of a prior agreement to acquire the rights to service the loans in these securitization trusts, the Company has certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates, which is the date each loan pool falls to 10% of the original principal amount. The Company will take control of the remaining collateral in the trusts when these calls are exercised, thus the clean-up call is deemed a variable interest, as the Company will be required under this obligation to absorb any losses of the VIEs subsequent to these calls, which could potentially be significant to each VIE. Additionally, as servicer of the VIEs, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the VIEs.

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

For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in letters of credit, or LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $283.0 million and $285.4 million at March 31, 2013 and December 31, 2012, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated VIEs section of this Note.

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

Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	Carrying Amount of Assets and Liabilities of Consolidated VIEs
	March 31, 2013
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing	Total
Assets
Restricted cash and cash equivalents	$44,303	$14,964	$—	$59,267
Residential loans	1,473,054	627,430	—	2,100,484
Allowance for loan losses	(19,623)	—	—	(19,623)

Residential loans, net	1,453,431	627,430	—	2,080,861
Receivables, net	—	53,671	—	53,671
Servicer and protective advances, net	—	—	77,179	77,179
Other assets	55,186	2,127	—	57,313

Total assets	$1,552,920	$698,192	$77,179	$2,328,291

Liabilities
Payables and accrued liabilities	$8,941	$—	—	$8,941
Servicing advance liabilities	—	—	64,622	64,622
Mortgage-backed debt	1,287,857	738,434	—	2,026,291

Total liabilities	$1,296,798	$738,434	$64,622	$2,099,854

	Carrying Amount of Assets and Liabilities of Consolidated VIEs
	December 31, 2012
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing	Total
Assets
Restricted cash and cash equivalents	$43,856	$14,397	$—	$58,253
Residential loans	1,495,920	646,498	—	2,142,418
Allowance for loan losses	(20,138)	—	—	(20,138)

Residential loans, net	1,475,782	646,498	—	2,122,280
Receivables, net	—	53,975	—	53,975
Servicer and protective advances, net	—	—	77,082	77,082
Other assets	60,669	2,014	—	62,683

Total assets	$1,580,307	$716,884	$77,082	$2,374,273

Liabilities
Payables and accrued liabilities	$9,007	$—	$—	$9,007
Servicing advance liabilities	—	—	64,552	64,552
Mortgage-backed debt	1,315,442	757,286	—	2,072,728

Total liabilities	$1,324,449	$757,286	$64,552	$2,146,287

The assets of the consolidated VIEs are pledged as collateral to the servicing advance liabilities and mortgage-backed debt and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated securitization trust is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts while the servicing advance liabilities are to be satisfied from the recoveries or repayments from the underlying advances. The consolidated VIEs are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts and lenders under the Receivables Loan Agreement do not have recourse to the general credit of the Company.

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

For the Non-Residual Trusts, the change in fair value of residential loans, receivables, net and mortgage-backed debt, all of which are carried at fair value, are included in other net fair value gains (losses) in the consolidated statements of comprehensive income. Included in other net fair value gains (losses) is the interest income that is expected to be collected on the residential loans and the interest expense that is expected to be paid on the mortgage-backed debt as well as the accretion of the fair value adjustments. Accordingly, the servicing fee that the Company earns for servicing the assets of the Non-Residual Trusts is recognized in other net fair value gains (losses) as a component of the recognition of the interest income on the loans. The non-cash component of other net fair value gains (losses) is recognized as an adjustment in reconciling net income to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Principal payments on residential loans and draws on receivables, net are included in investing activities while payments on mortgage-backed debt are included in financing activities in the consolidated statements of cash flows.

Interest expense associated with the Receivables Loan Agreement is included in interest expense in the consolidated statements of comprehensive income. Changes in servicer and protective advances are included in operating activities while the issuances of and payments on servicing advance liabilities are included in financing activities in the consolidated statements of cash flows.

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

As noted above, the Company has determined that for seven of these securitization trusts, the Company is the primary beneficiary due to a mandatory clean-up call obligation related to these trusts and, accordingly, the Company has consolidated the seven trusts on the consolidated balance sheets. However, for the four remaining securitization trusts for which the Company does not have a mandatory clean-up call obligation, the Company’s involvement consists only of servicer and the LOC reimbursement obligation. As explained in the Consolidated VIEs section above, the Company does not expect that the final $165.0 million in LOCs will be drawn. As the Company’s only involvement is that of servicer and the LOC reimbursement obligation, which is not expected to be drawn, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have a variable interest that could potentially be significant to the VIEs. Accordingly, the four securitization trusts have not been consolidated on the Company’s consolidated balance sheets. The Company serviced $216.7 million and $223.3 million of loans related to the four unconsolidated securitization trusts at March 31, 2013 and December 31, 2012, respectively.

The following table presents the carrying amounts of the Company’s assets that relate to its variable interests in the VIEs associated with letter of credit reimbursement obligations that are not consolidated, as well as its maximum exposure to loss and the unpaid principal balance of the total assets of these unconsolidated VIEs (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Total
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Total	Maximum Exposure to Loss (1)	Assets of Unconsolidated VIEs
Servicing arrangements with letter of credit reimbursement obligation
March 31, 2013	$2,195	$2,577	$4,772	$169,772	$216,654
December 31, 2012	2,319	2,691	5,010	170,010	223,251

(1)	The Company’s maximum exposure to loss related to these unconsolidated VIEs equals the carrying value of servicing rights, net and servicing and protective advances, net recognized on the Company’s consolidated balance sheets plus an obligation to reimburse a third party for the final $165.0 million drawn on LOCs discussed above.

5. Transfers of Residential Loans

Transfers of Reverse Loans

In connection with the acquisition of RMS, the Company is an approved issuer of the Government National Mortgage Association, or GNMA, Home Equity Conversion Mortgage-Backed Securities, or HMBS, securities that are guaranteed by GNMA and collateralized by participation interests in Home Equity Conversion Mortgages, or HECMs, insured by the Federal Housing Administration, or FHA. The Company both originates and acquires HECM reverse mortgage loans. The loans are then pooled into HMBS securities which are sold into the secondary market with servicing rights retained. Based upon the structure of the GNMA securitization program, the Company has determined that it has not met all of the requirements for sale accounting and therefore accounts for these transfers as secured borrowings. Under this accounting treatment, the HECM reverse mortgage loans remain on the consolidated balance sheet as residential loans. The proceeds from the transfer of assets are recorded as HMBS related obligations with no gain or loss recognized on the transfer. The holders of the HMBS beneficial interests have recourse to the Company to the extent of their participation in the HECM loans, but do not have recourse to the general assets of the Company.

The Company elected to measure reverse mortgage loans and HMBS related obligations at fair value. The change in fair value of the reverse loans and HMBS related obligations are included in net fair value gains on reverse loans and related HMBS obligations in the consolidated statements of comprehensive income. Included in net fair value gains on reverse loans and related HMBS obligations is the interest income that is expected to be collected on the reverse loans and the interest expense that is expected to be paid on the HMBS related obligations as well as fair value adjustments. Net fair value gains on reverse loans and related HMBS obligations is recognized as an adjustment in reconciling net income to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Acquisitions and originations of and payments on reverse loans are included in investing activities in the consolidated statements of cash flows. Proceeds from securitizations of reverse mortgage loans and payments on HMBS related obligations are included in financing activities in the consolidated statements of cash flows.

The Company’s HMBS related obligations were $6.9 billion and $5.9 billion at March 31, 2013 and December 31, 2012, respectively. The Company had $6.1 billion in residential loans and real estate owned pledged as collateral to the pools at March 31, 2013.

Transfers of Forward Loans

In connection with the acquisition of the ResCap net assets, the Company has grown its originations business. As part of origination activities, the Company sells or securitizes forward loans it originates or purchases from third parties, generally in the form of mortgage-backed securities guaranteed by Fannie Mae. Securitization usually occurs within 30 days of loan closing or purchase. The Company may retain servicing rights associated with the transferred loans and receives a servicing fee for services provided. The Company acts only as a fiduciary and therefore does not have a variable interest in the securitization trusts and, as a result, these loans are accounted for as sales upon transfer.

The Company elected to measure residential loans held for sale at fair value. The gain or loss on transfer of the loans held for sale are included in net gains on sales of loans in the consolidated statements of comprehensive income. Also included in net gains on sales of loans is interest income earned during the period the loans were held, changes in fair value of loans and the gain or loss on the related derivatives. Refer to Note 7 for information on these derivative financial instruments. All residential loans held for sale and related derivative balances are included in operating activities in the consolidated statements of cash flows.

The following table presents a summary of cash flows related to transfers accounted for as sales (in thousands):

For the Three Months Ended
March 31, 2013
Proceeds received from securitizations	$17,387
Proceeds received from third-party sales	106,954
Servicing fees collected	21

In connection with these transfers, the Company recorded servicing assets in the amount of $1.3 million for the three months ended March 31, 2013. All servicing assets are initially recorded at fair value using a Level 3 measurement technique based on the present value of projected cash flows over the estimated period of net servicing income. Refer to Note 11 for information relating to servicing of residential loans.

Certain guarantees arise from agreements associated with the sale of the Company’s residential loans. Under these agreements, the Company may be obligated to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 21 for further information.

The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with forward loans that have been transferred with servicing rights retained as well as its maximum exposure to loss and the unpaid principal balance of the transferred loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheet			Maximum Exposure to Loss (1)	Unpaid Principal Balance of Transferred Loans
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Total
Servicing arrangements associated with transfers of forward loans
March 31, 2013	$1,290	$—	$1,290	$133,915	$132,625

(1)	The Company’s maximum exposure to loss related to these transferred loans equals the carrying value of servicing rights, net and servicer and protective advances, net as well as the unpaid principal balance of the transferred loans.

At March 31, 2013, there were no transferred residential loans that were 60 days or more past due and serviced by the Company. During the three months ended March 31, 2013, there were no charge-offs, net of recoveries associated with these transferred loans.

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

The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through net income or loss. This election can only be made at certain specified dates and is irrevocable once made. The Company has elected to measure all reverse mortgage assets and liabilities and residential loans held for sale as well as servicing rights related to the risk-managed loan class at fair value. For all other assets and liabilities, the Company does not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as they are acquired or incurred. The Company elected to measure at fair value residential loans, receivables and mortgage-backed debt associated with the Non-Residual Trusts. In addition, with the acquisitions of Green Tree and S1L, the Company recognized contingent liabilities for a mandatory repurchase obligation, a professional fees liability related to certain securitizations, and contingent earn-out payments that it measures at fair value on a recurring basis in accordance with the accounting guidance for business combinations.

Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers into or out of Level 3, and there were also no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012.

Items Measured at Fair Value on a Recurring Basis

The following tables summarize the assets and liabilities in each level of the fair value hierarchy (in thousands):

	Recurring Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Residential loans related to Non-Residual
Trusts	$—	$—	$627,430	$627,430
Reverse mortgage loans	—	—	7,106,943	7,106,943
Residential loans held for sale	—	278,474	—	278,474
Receivables related to Non-Residual Trusts	—	—	53,671	53,671
Servicing rights carried at fair value	—	—	347,254	347,254
Forward sale commitments	—	127	—	127
Interest rate lock commitments	—	—	59,573	59,573

Total assets	$—	$278,601	$8,194,871	$8,473,472

Liabilities
Mandatory repurchase obligation	$—	$—	$9,695	$9,695
Professional fees liability related to certain securitizations	—	—	7,739	7,739
Contingent earn-out payments	—	—	9,794	9,794
Forward sale commitments	—	5,408	—	5,408
Mortgage-backed debt related to Non-Residual Trusts	—	—	738,434	738,434
HMBS related obligations	—	—	6,887,583	6,887,583

Total liabilities	$—	$5,408	$7,653,245	$7,658,653

	Recurring Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Residential loans related to Non-Residual
Trusts	$—	$—	$646,498	$646,498
Reverse mortgage loans (1)	—	—	6,047,108	6,047,108
Residential loans held for sale	—	16,605	—	16,605
Receivables related to Non-Residual Trusts	—	—	53,975	53,975
Interest rate lock commitments	—	—	949	949

Total assets	$—	$16,605	$6,748,530	$6,765,135

Liabilities
Mandatory repurchase obligation	$—	$—	$9,999	$9,999
Professional fees liability related to certain securitizations	—	—	8,147	8,147
Contingent earn-out payments	—	—	6,100	6,100
Forward sale commitments	—	1,102	—	1,102
Mortgage-backed debt related to Non-Residual Trusts	—	—	757,286	757,286
HMBS related obligations	—	—	5,874,552	5,874,552

Total liabilities	$—	$1,102	$6,656,084	$6,657,186

(1)	Includes $28.5 million in reverse loans held for sale at December 31, 2012.

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following table provides a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended March 31, 2013
			Total
	Fair Value	ResCap	Gains (Losses)					Fair Value
	January 1,	Net Assets	Included in Net					March 31,
	2013	Acquisition	Income (Loss)	Purchases	Sales	Issuances	Settlements	2013
Assets
Residential loans related to Non-Residual Trusts	$646,498	$—	$13,019	$—	$—	$—	$(32,087)	$627,430
Reverse mortgage loans (1)	6,047,108	—	83,277	794,397	(76,169)	308,191	(49,861)	7,106,943
Receivables related to Non-Residual Trusts	53,975	—	3,837	—	—	—	(4,141)	53,671
Servicing rights carried at fair value	8,949	90,431	(7,004)	253,588	—	1,290	—	347,254
Interest rate lock commitments	949	—	58,624	—	—	—	—	59,573

Total assets	$6,757,479	$90,431	$151,753	$1,047,985	$(76,169)	$309,481	$(86,089)	$8,194,871

Liabilities
Mandatory repurchase obligation	$(9,999)	$—	$(162)	$—	$—	$—	$466	$(9,695)
Professional fees liability related to certain securitizations	(8,147)	—	(220)	—	—	—	628	(7,739)
Contingent earn-out payments	(6,100)	—	(3,694)	—	—	—	—	(9,794)
Mortgage-backed debt related to Non-Residual Trusts	(757,286)	—	(14,005)	—	—	—	32,857	(738,434)
HMBS related obligations	(5,874,552)	—	(42,017)	—	—	(1,028,744)	57,730	(6,887,583)

Total liabilities	$(6,656,084)	$—	$(60,098)	$—	$—	$(1,028,744)	$91,681	$(7,653,245)

(1)	Includes $28.5 million in reverse loans held for sale at January 1, 2013. There were no reverse loans held for sale at March 31, 2013.

	For the Three Months Ended March 31, 2012
		Total
	Fair Value	Gains (Losses)		Fair Value
	January 1,	Included in		March 31,
	2012	Net Income	Settlements	2012
Assets
Residential loans related to Non-Residual Trusts	$672,714	$49,812	$(34,678)	$687,848
Receivables related to Non-Residual Trusts	81,782	559	(4,441)	77,900

Total assets	$754,496	$50,371	$(39,119)	$765,748

Liabilities
Mandatory repurchase obligation	$(11,849)	$(295)	$571	$(11,573)
Professional fees liability related to certain securitizations	(9,666)	(286)	687	(9,265)
Mortgage-backed debt related to Non-Residual Trusts	(811,245)	(44,578)	36,478	(819,345)

Total liabilities	$(832,760)	$(45,159)	$37,736	$(840,183)

All gains and losses of assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on IRLCs and servicing rights carried at fair value, are recognized in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations in the consolidated statements of comprehensive income. Gains and losses relating to IRLCs are recorded in net gains on sales of loans in the consolidated statements of comprehensive income and changes in fair value of servicing rights carried at fair value are recorded in net servicing revenue and fees in the consolidated statements of comprehensive income. Total gains and losses included in net income include interest income and expense at the stated rate for interest bearing assets and liabilities, respectively, accretion and amortization, as well as the impact of changes in valuation inputs and assumptions.

A valuation committee determines and approves all valuation policies and unobservable inputs used to estimate the fair value of all items measured at fair value on a recurring basis, except for IRLCs and the contingent earn-out payments. The valuation committee consists of certain members of the management team responsible for accounting, treasury, servicing operations and credit risk. The valuation committee meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by the Company’s credit risk group. The valuation committee also reviews discount rate assumptions and related available market data. Similar procedures are followed by the Company’s asset liability committee responsible for IRLCs and a sub-set of management responsible for the contingent earn-out payments. These fair values are approved by senior management.

The following is a description of the methods and assumptions used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 2 or 3 within the fair value hierarchy.

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

Residential loans held for sale — These loans are valued using a market approach by utilizing published forward agency prices. The Company classifies these loans as Level 2 within the fair value hierarchy.

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

Servicing rights carried at fair value — The Company accounts for servicing rights associated with the risk-managed loan class at fair value. The Company estimates the fair value of these servicing rights using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, default rates and discount rates. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the determination of the servicing rights’ fair value.

Derivative instruments — Fair values of IRLCs are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, and are adjusted for anticipated loan funding probability or fallout; therefore, these contracts are classified as Level 3. The fair value of forward sales commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities; therefore, these contracts are classified as Level 2. Counterparty credit risk is taken into account when determining fair value. See Note 7 for additional information on derivative financial instruments.

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

Contingent earn-out payments — The estimated fair value of this contingent liability is based on the average earn-out payment under multiple outcomes as determined by a Monte-Carlo simulation, discounted to present value using credit-adjusted discount rates. The average payment outcomes calculated by the Monte-Carlo simulation were derived utilizing Level 3 unobservable inputs, the most significant of which include the assumptions for forecasted financial performance of S1L and financial performance volatility. The contingent earn-out payments are included in payables and accrued liabilities in the consolidated balance sheets.

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

HMBS related obligations — The Company recognizes the proceeds from the sale of HMBS as a secured borrowing, which is accounted for at fair value. This liability is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability including, but not limited to, assumptions for prepayments, discount rate and borrower mortality rates for reverse mortgages. The discount rate assumption for these liabilities is based on an assessment of current market yields for newly issued HMBS, expected duration, and current market interest rates. The yield on seasoned HMBS is adjusted based on the duration of each HMBS and assuming a constant spread to the swap curve.

The Company utilizes a discounted cash flow method in the fair value measurement of all Level 3 assets and liabilities included in the consolidated financial statements at fair value on a recurring basis with the exception of IRLCs for which the Company utilizes a market approach. The following table presents the significant unobservable inputs used in the fair value measurement of these assets and liabilities at March 31, 2013. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

	Significant		Weighted
	Unobservable Input	Range	Average
Assets
Residential loans related to Non-Residual Trusts	Conditional prepayment rate	3.81% - 6.44%	5.59%
	Loss severity	82.62% - 93.76%	87.50%
Reverse mortgage loans	Weighted-average remaining life in years	1.4 - 12.6	4.6
	Conditional repayment rate	7.5% - 39.3%	18.30%
	Discount rate	1.89% - 3.99%	2.41%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	3.88% - 6.39%	5.60%
	Loss severity	79.94% - 91.48%	84.96%
Servicing rights carried at fair value	Weighted-average remaining life in years	4.4 - 6.1	5.6
	Discount rate	10.20% - 19.93%	16.38%
	Conditional prepayment rate	8.10% - 15.47%	10.59%
	Conditional default rate	0.50% - 4.90%	4.37%
Interest rate lock commitments	Loan funding probability	32.72% - 100%	68.81%
Liabilities
Mandatory repurchase obligation	Conditional prepayment rate	5.98%	5.98%
	Loss severity	71.51%	71.51%
Professional fees liability related to certain securitizations	Conditional prepayment rate	3.88% - 6.39%	5.61%
Contingent earn-out payments	Financial performance volatility	47.00%	47.00%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	3.88% - 6.39%	5.60%
	Loss severity	79.94% - 91.48%	84.96%
HMBS related obligations	Weighted-average remaining life in years	2.2 - 10.6	4.4
	Conditional repayment rate	10.1% - 34.1%	19.14%
	Discount rate	1.41% - 3.23%	1.85%

Items Measured at Fair Value on a Non-Recurring Basis

The following assets are measured in the consolidated financial statements at fair value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation (in thousands):

	March 31, 2013	December 31, 2012
Real estate owned, net	$63,919	$64,959

The following table presents the significant unobservable inputs used in the fair value measurement of Level 3 assets at March 31, 2013 measured in the consolidated financial statements at fair value on a non-recurring basis:

	Significant		Weighted
	Unobservable Input	Range	Average
Real estate owned, net	Loss severity	0.00% - 87.00%	11.05%

At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment when the carrying amount exceeds fair value, which is recorded in other expenses, net in the consolidated statements of comprehensive income. The Company reported $46.0 million, $15.8 million and $2.1 million in real estate owned, net in the Loans and Residuals, Reverse Mortgage and Other segments, respectively at March 31, 2013. The Company reported $49.1 million, $13.9 million and $2.0 million in real estate owned, net in the Loans and Residuals, Reverse Mortgage and Other segments, respectively at December 31, 2012. In determining the fair value, the Company’s accounting department either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by acquisition type and length held. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. Management approves valuations that have been determined using the historical severity rate method.

Real estate owned expenses, net, which are recorded in other expenses, net in the consolidated statements of comprehensive income were less than $0.1 million and $2.8 million for the three months ended March 31, 2013 and 2012, respectively. Included in real estate owned expenses, net are lower of cost or fair value adjustments of less than $0.1 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of financial assets and liabilities, and their respective levels within the fair value hierarchy, that are required to be either recorded or disclosed at fair value (in thousands):

	March 31, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$624,725	$624,725	Level 1	$442,054	$442,054
Restricted cash and cash equivalents	731,996	731,996	Level 1	653,338	653,338
Residential loans, net
Forward loans carried at amortized cost	1,468,945	1,413,534	Level 3	1,490,321	1,436,592
Forward loans in Non-Residual Trusts carried at fair value	627,430	627,430	Level 3	646,498	646,498
Reverse loans carried at fair value (1)	7,106,943	7,106,943	Level 3	6,047,108	6,047,108
Forward loans held for sale and carried at fair value	278,474	278,474	Level 2	16,605	16,605
Receivables, net
Insurance premium receivables	108,619	102,257	Level 3	107,824	101,238
Receivables related to Non-Residual Trusts	53,671	53,671	Level 3	53,975	53,975
Other	98,160	98,160	Level 1	97,210	97,210
Servicer and protective advances, net	364,192	345,108	Level 3	173,047	160,632
Interest rate lock commitments	59,573	59,573	Level 3	949	949
Cash collateral for forward sale commitments	3,300	3,300	Level 1	—	—
Financial liabilities
Payables and accrued liabilities
Payables to insurance carriers	59,013	58,175	Level 3	51,377	50,614
Mandatory repurchase obligation	9,695	9,695	Level 3	9,999	9,999
Professional fees liability related to certain securitizations	7,739	7,739	Level 3	8,147	8,147
Contingent earn-out payments	9,794	9,794	Level 3	6,100	6,100
Forward sale commitments	5,408	5,408	Level 2	1,102	1,102
Other	483,024	483,024	Level 1	183,885	183,885
Servicer payables	665,990	665,990	Level 1	587,929	587,929
Servicing advance liabilities (2)	242,351	241,695	Level 3	99,508	99,915
Debt (3)	2,184,407	2,263,157	Level 2	1,115,804	1,165,811
Mortgage-backed debt
Mortgage-backed debt carried at amortized cost (4)	1,271,975	1,276,252	Level 3	1,298,999	1,300,979
Mortgage-backed debt carried at fair value	738,434	738,434	Level 3	757,286	757,286
HMBS related obligations	6,887,583	6,887,583	Level 3	5,874,552	5,874,552

(1)	Includes $28.5 million in reverse loans held for sale at December 31, 2012. There were no reverse loans held for sale at March 31, 2013.
(2)	The carrying amount of servicing advance liabilities is net of deferred issuance costs of $0.6 million and $0.7 million at March 31, 2013 and December 31, 2012, respectively.
(3)	The carrying amount of debt is net of deferred issuance costs of $39.8 million and $30.4 million at March 31, 2013 and December 31, 2012, respectively.
(4)	The carrying amount of mortgage-backed debt carried at amortized cost is net of deferred issuance costs of $15.9 million and $16.4 million at March 31, 2013 and December 31, 2012, respectively.

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

Cash and cash equivalents, restricted cash and cash equivalents, other receivables, cash collateral for forward sale commitments, other payables and accrued liabilities and servicer payables — The estimated fair value of these financial instruments approximates their carrying amounts due to their highly liquid or short-term nature.

Residential loans carried at amortized cost — The methods and assumptions used to estimate the fair value of residential loans carried at amortized cost are the same as those described for residential loans related to Non-Residual Trusts carried at fair value on a recurring basis.

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

Debt — The Company’s term loan and convertible debt are not traded in an active, open market with readily observable prices. The estimated fair value of this debt is based on an average of broker quotes. The estimated fair value of the Company’s other debt, including master repurchase agreements, approximates their carrying amounts due to their highly liquid or short-term nature.

Mortgage-backed debt carried at amortized cost — The methods and assumptions used to estimate the fair value of mortgage-backed debt carried at amortized cost are the same as those described for mortgage-backed debt related to Non-Residual Trusts carried at fair value on a recurring basis.

Fair Value Option

The Company elected the fair value option for certain financial instruments, including residential loans, receivables and mortgage-backed debt, of the Non-Residual Trusts, residential loans held for sale and reverse mortgage loans and the HMBS related obligations. The fair value option was elected for these assets and liabilities as the Company believes fair value best reflects the expected future economic performance of these assets and liabilities. The yields on residential loans of the Non-Residual Trusts and reverse loans along with any changes in fair values are recorded in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations in the consolidated statements of comprehensive income. The yield on residential loans held for sale along with any changes in fair value are recorded in net gains on sales of loans in the consolidated statements of comprehensive income. The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected as well as accretion of fair value adjustments.

Presented in the table below is the fair value and unpaid principal balance of the assets and liabilities for which the Company has elected the fair value option (in thousands):

	March 31, 2013		December 31, 2012
	Estimated	Unpaid Principal	Estimated	Unpaid Principal
	Fair Value	Balance (1)	Fair Value	Balance (1)
Assets at fair value under the fair value option
Residential loans related to Non-Residual Trusts	$627,430	$792,383	$646,498	$814,481
Reverse mortgage loans (2)(3)	7,106,943	6,364,827	6,047,108	5,400,876
Residential loans held for sale (3)	278,474	263,942	16,605	16,325
Receivables related to Non-Residual Trusts	53,671	54,290	53,975	54,604

Total	$8,066,518	$7,475,442	$6,764,186	$6,286,286

Liabilities at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$738,434	$803,092	$757,286	$825,200
HMBS related obligations	6,887,583	6,085,054	5,874,552	5,169,135

Total	$7,626,017	$6,888,146	$6,631,838	$5,994,335

(1)	For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs. For the HMBS related obligations, the unpaid principal balance represents the balance outstanding.
(2)	Includes $28.5 million in reverse loans held for sale at December 31, 2012. There were no reverse loans held for sale at March 31, 2013.
(3)	Includes loans that collateralize master repurchase agreements. See Note 15 for further information.

Included in residential loans accounted for under the fair value option are loans that are 90 days or more past due that have a fair value of $1.8 million and $1.9 million and an unpaid principal balance of $9.3 million and $10.0 million at March 31, 2013 and December 31, 2012, respectively.

Included in other fair value gains (losses) and net fair value gains on reverse loans and related HMBS obligations are fair value gains and losses from instrument-specific credit risk which include changes in fair value due to changes in assumptions related to prepayments, defaults and severity. During the three months ended March 31, 2013, the Company recorded fair value gains (losses) from changes in instrument-specific credit risk of $(4.7) million, $3.6 million and $3.0 million for residential loans related to Non-Residual Trusts, reverse mortgage loans and receivables related to Non-Residual Trusts, respectively. During the three months ended March 31, 2012, the Company recorded fair value gains (losses) from changes in instrument-specific credit risk of $1.7 million and $(0.1) million for residential loans related to Non-Residual Trusts and receivables related to Non-Residual Trusts, respectively. Due to the short amount of time prior to sale of residential loans held for sale, fair value gains and losses from instrument-specific credit risk are immaterial.

Fair Value Gains (Losses)

Provided in the table below is a summary of the components of other net fair value gains (losses) (in thousands):

	For the Three Months Ended March 31, 2013
	2013	2012
Other net fair value gains (losses)
Assets of Non-Residual Trusts	$16,856	$50,371
Liabilities of Non-Residual Trusts	(14,005)	(44,578)
Mandatory repurchase obligation	(162)	(295)
Professional fees liability related to certain securitizations	(220)	(286)
Contingent earn-out payments	(3,694)	—
Other	(36)	(449)

Other net fair value gains (losses)	$(1,261)	$4,763

Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

For the Three Months Ended March 31, 2013
Net fair value gains (losses) on reverse loans and related HMBS obligations
Reverse mortgage loans	$78,805
HMBS related obligations	(42,017)

Net fair value gains on reverse loans and related HMBS obligations	$36,788

Net Gains on Sales of Loans

Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

For the Three Months Ended March 31, 2013
Gains on sales of loans	$8,308
Unrealized gains on loans held for sale	13,626
Net fair value gains on derivatives	54,569
Capitalized servicing rights	1,290
Provision for repurchases	(171)
Other	823

Net gains on sales of loans	$78,445

7. Derivative Financial Instruments

The fair values of derivatives are reported in other assets or payables and accrued liabilities in the consolidated balance sheets. The fair values are derived using the valuation techniques described in Note 6. The total notional or contractual amounts and related fair values as well as cash collateral are as follows (in thousands):

	March 31, 2013			December 31, 2012
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Derivatives not designated as hedging instruments
Interest rate lock commitments	$1,898,941	$59,573	$—	$35,266	$949	$—
Forward sales commitments	1,573,252	127	5,408	42,078	—	1,102

Total		$59,700	$5,408		$949	$1,102

Cash collateral	—	3,300	—	—	—	—

Derivative positions subject to a master netting arrangement include forward sale commitment assets of less than $0.1 million, forward sale commitment liabilities of $1.3 million and collateral paid of $0.8 million at March 31, 2013. As a result of the master netting arrangement, the net amount as it relates to these positions is $0.4 million at March 31, 2013.

The following table shows the net gains recognized for the period indicated in the consolidated statements of comprehensive income related to derivatives not designated as hedging instruments. These gains are recorded in net gains on sales of loans (in thousands):

For the Three Months Ended
March 31, 2013
Gains on interest rate lock commitments	$58,621
Losses on forward sales commitments	(3,937)

Total	$54,684

8. Residential Loans, Net

Residential loans include loans that are both held for investment and held for sale and consist of residential mortgages, including reverse mortgages, manufactured housing loans and retail installment agreements. The majority of residential loans are held in securitization trusts or pools that have been either consolidated or not consolidated but are recorded in the consolidated balance sheets as the assets serve as collateral for secured borrowings. Refer to Note 4 for further information regarding VIEs and Note 5 for further information regarding transfers of residential loans.

Residential loans, net are comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Reverse loans carried at fair value	$7,106,943	$6,047,108
Forward loans in Residual Trusts carried at amortized cost	1,453,431	1,475,782
Forward loans in Non-Residual Trusts carried at fair value	627,430	646,498
Forward loans held for sale carried at fair value	278,474	16,605
Unencumbered forward loans carried at amortized cost	15,514	14,539

Residential loans, net	$9,481,792	$8,200,532

Residential loans, net are summarized in the table below (in thousands):

	March 31, 2013			December 31, 2012
	Carried at	Carried at		Carried at	Carried at
	Amortized Cost (1)	Fair Value	Total	Amortized Cost (1)	Fair Value	Total
Residential loans, principal balance	$1,635,653	$7,421,152	$9,056,805	$1,662,183	$6,231,682	$7,893,865
Unamortized premiums (discounts) and other cost basis adjustments, net	(146,776)	—	(146,776)	(151,427)	—	(151,427)
Fair value adjustment	—	591,695	591,695	—	478,529	478,529
Allowance for loan losses	(19,932)	—	(19,932)	(20,435)	—	(20,435)

Residential loans, net	$1,468,945	$8,012,847	$9,481,792	$1,490,321	$6,710,211	$8,200,532

(1)	Included in unamortized premiums (discounts) and other cost basis adjustments, net for residential loans carried at amortized cost is $12.9 million and $13.5 million in accrued interest receivable at March 31, 2013 and December 31, 2012, respectively.

Residential Loans Carried at Amortized Cost

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

Loan Modifications

The Company will occasionally modify a loan agreement at the request of the borrower. The Company’s current modification program offered to borrowers is limited and is used to assist borrowers experiencing temporary hardships and is intended to minimize the economic loss to the Company and to avoid foreclosure. Generally, the Company’s modifications are short-term interest rate reductions and/or payment deferrals with forgiveness of principal rarely granted. A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. Loans modified in a troubled debt restructuring are typically already on non-accrual status and have an allowance recorded. At times, loans modified in a troubled debt restructuring by the Company may have the financial effect of increasing the allowance associated with the loan. The allowance for an impaired loan that has been modified in a troubled debt restructuring is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs. Troubled debt restructurings have historically been insignificant to the Company and are expected to continue to be insignificant in the future as the Company’s business model continues to shift from being a mortgage portfolio owner to a fee-based business services provider.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses on residential loans, net (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$20,435	$13,824
Provision for loan losses	1,726	1,569
Charge-offs, net of recoveries (1)	(2,229)	(1,609)

Balance at end of period	$19,932	$13,784

(1)	Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $2.0 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans carried at amortized cost by basis of impairment method (in thousands):

	March 31, 2013	December 31, 2012
Allowance for loan losses
Loans collectively evaluated for impairment	$18,877	$19,408
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	1,055	1,027

Total	$19,932	$20,435

Recorded investment in residential loans
Loans collectively evaluated for impairment	$1,462,310	$1,483,389
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	26,567	27,367

Total	$1,488,877	$1,510,756

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

The following table presents the aging of the residential loan portfolio accounted for at amortized cost (in thousands):

	30-59	60-89	90 Days			Total	Non-
	Days Past	Days Past	or More	Total		Residential	Accrual
	Due	Due	Past Due	Past Due	Current	Loans	Loans
Recorded investment in residential loans
March 31, 2013	$16,434	$6,280	$64,184	$86,898	$1,401,979	$1,488,877	$64,184
December 31, 2012	23,543	13,215	66,623	103,381	1,407,375	1,510,756	66,623

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

The following table presents the recorded investment in residential loans accounted for at amortized cost by credit quality indicator (in thousands):

	March 31, 2013	December 31, 2012
Performing	$1,401,979	$1,407,375
Non-performing	86,898	103,381

Total	$1,488,877	$1,510,756

Residential Loans Carried at Fair Value

Residential Loans Held for Investment

Residential loans held for investment and accounted for at fair value include forward loans that are held in the Non-Residual Trusts and reverse loans. At acquisition, the fair value of residential loans acquired outside of a business combination is the purchase price of the residential loans, which is determined primarily based on the outstanding principal balance, the probability of future default and the estimated amount of loss from default. The Company acquired residential loans to be held for investment in the amount of $795.3 million and $1.1 million during the three months ended March 31, 2013 and 2012, respectively. The Company originated $270.1 million in residential loans held for investment during the three months ended March 31, 2013.

Residential Loans Held for Sale

The Company originates, purchases and sells forward loans into the secondary market. The Company typically transfers these loans to Fannie Mae which are then transferred into securitization trusts. In connection with these transactions, loans are converted into mortgage-backed securities which are sold to third-party investors. The Company accounts for these transfers as sales and typically retains the right to service the loans. Refer to Note 5 for transfer of residential loan activities.

9. Receivables, Net

Receivables, net consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Insurance premium receivables	$108,619	$107,824
Servicing fee receivables	69,977	44,657
Receivables related to Non-Residual Trusts at fair value	53,671	53,975
Income tax receivables	—	20,825
Other receivables	28,809	31,751

Receivables	261,076	259,032
Less: Allowance for uncollectible servicing fee and other receivables	(626)	(23)

Receivables, net	$260,450	$259,009

10. Servicer and Protective Advances, Net

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

	March 31, 2013	December 31, 2012
Protective advances	$342,864	$149,041
Servicer advances	48,231	48,120

Servicer and protective advances	391,095	197,161
Less: Allowance for uncollectible advances	(26,903)	(24,114)

Servicer and protective advances, net	$364,192	$173,047

11. Servicing of Residential Loans

The Company provides servicing for credit-sensitive consumer loans including residential mortgages, manufactured housing and consumer installment loans, and reverse mortgage loans for third parties, as well as for loans recognized on the consolidated balance sheets. The Company also services loans originated and purchased by the Company and sold with servicing rights retained. The Company’s total servicing portfolio consists of accounts serviced for others for which servicing rights have been capitalized, accounts sub-serviced for others, as well as loans held for investment, loans held for sale and real estate owned held for sale recognized on the consolidated balance sheets. As a result of recent acquisitions, the Company capitalized the servicing rights associated with servicing and sub-servicing agreements in existence at the dates of acquisition.

Provided below is a summary of the Company’s total servicing portfolio (in thousands, except number of accounts):

	March 31, 2013		December 31, 2012
	Number	Unpaid Principal	Number	Unpaid Principal
	of Accounts	Balance	of Accounts	Balance
Third-party investors (1)
Capitalized servicing rights	1,366,027	$145,762,417	415,617	$23,469,620
Capitalized sub-servicing (2)	278,561	15,601,246	289,417	16,333,529
Sub-servicing	252,591	44,392,355	240,226	42,310,373

Total third-party servicing portfolio	1,897,179	205,756,018	945,260	82,113,522
On-balance sheet
Residential loans and real estate owned (3)	100,560	9,133,142	93,721	7,980,667

Total on-balance sheet serviced assets	100,560	9,133,142	93,721	7,980,667

Total servicing portfolio	1,997,739	$214,889,160	1,038,981	$90,094,189

(1)	Includes real estate owned serviced for third parties.
(2)	Consists of sub-servicing contracts held by Green Tree and RMS at their respective dates of the acquisition.
(3)	Consists of residential loans and real estate owned, which are serviced by the Company and recognized in the consolidated balance sheets.

The Company’s geographic diversification of its third-party servicing portfolio, based on outstanding unpaid principal balance, is as follows (in thousands, except number of loans and percentage data):

	March 31, 2013			December 31, 2012
	Number of	Unpaid Principal	Percentage of	Number of	Unpaid Principal	Percentage of
	Accounts	Balance	Total	Accounts	Balance	Total
California	211,589	$35,855,976	17.2%	81,547	$16,073,080	19.6%
Florida	172,009	21,089,405	10.1%	91,318	10,476,321	12.8%
Texas	147,997	10,772,551	5.2%	86,406	3,621,528	4.4%
Other < 5%	1,365,584	138,038,086	67.5%	685,989	51,942,593	63.2%

Total	1,897,179	$205,756,018	100.0%	945,260	$82,113,522	100.0%

Servicing Revenue and Fess

The Company services residential mortgage loans, including reverse mortgage loans, manufactured housing and consumer installment loans for itself and third parties. The Company earns servicing income from its third-party servicing portfolio. The following table presents servicing revenue and fees which includes revenues earned by the Servicing, Asset Receivables Management and Reverse Mortgage segments (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Servicing fees	$119,872	$70,535
Incentive and performance fees	30,325	23,016
Ancillary and other fees (1)	19,211	9,097

Servicing revenue and fees	169,408	102,648
Amortization of servicing rights	(11,324)	(12,915)
Net fair value losses on servicing rights	(7,004)	—

Net servicing revenue and fees	$151,080	$89,733

(1)	Includes late fees of $7.3 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively.

Servicing Rights

Servicing rights are represented by three classes, which consist of a risk-managed loan class, a forward loan class and a reverse loan class. These classes are based on the availability of market inputs used in determining the fair values of servicing rights and the Company’s planned risk management strategy associated with the servicing rights. At initial recognition, the servicing right is established at its fair value using assumptions consistent with those assumptions used to establish fair value of existing servicing rights. Subsequent to initial capitalization, servicing rights are accounted for using either the fair value method or the amortization method based on the servicing class. Servicing rights carried at amortized cost consists of the forward loan class and the reverse loan class. Servicing rights carried at fair value consist of the risk-managed loan class.

Servicing Rights Carried at Amortized Cost

The amortization of servicing rights is recorded in servicing revenue and fees in the consolidated statements of comprehensive income. The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class for the period (in thousands):

	For the Three Months Ended March 31,
	2013			2012
	Forward Loans	Reverse Loans	Total	Forward Loans
Balance at beginning of period	$200,742	$15,588	$216,330	$250,329
Purchases	—	36	36	—
Amortization	(10,406)	(918)	(11,324)	(12,915)
Impairment	—	—	—	—

Balance at end of period	$190,336	$14,706	$205,042	$237,414

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair value. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the forward loan class and reverse mortgages for the reverse loan class. At March 31, 2013, the fair value of servicing rights for the forward loan class and the reverse loan class was $218.9 million and $15.4 million, respectively. At December 31, 2012 the fair value of servicing rights for the forward loan class and the reverse loan class was $229.9 million and $15.7 million, respectively. The fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions which are provided in the table below (in thousands, except input and assumption data):

	March 31, 2013
	Forward Loans	Reverse Loans
Servicing rights carried at amortized cost	$190,336	$14,706
Inputs and assumptions:
Weighted-average remaining life in years	5.4	3.7
Weighted-average stated customer interest rate on underlying collateral	7.77%	3.21%
Weighted-average discount rate	11.66%	18.00%
Conditional prepayment rate	6.32%	(1)
Conditional default rate	5.04%	(1)
Conditional repayment rate	(1)	23.20%

(1)	Assumption is not significant to valuation.

The valuation of servicing rights is affected by the underlying assumptions including discount rate and prepayments of principal and defaults or repayment rates. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

Servicing Rights Carried at Fair Value

The change in fair value of servicing rights is recorded in servicing revenue and fees in the consolidated statements of comprehensive income. The following table summarizes the activity in servicing rights carried at fair value (in thousands):

For the Three Months Ended
March 31, 2013
Balance at beginning of period	$8,949
Servicing rights capitalized in connection with the acquisition of ResCap net assets	90,431
Purchases (1)	253,588
Servicing rights capitalized upon transfers of loans	1,290
Changes in fair value due to:	—
Realization of expected cash flows	(6,555)
Changes in valuation inputs or other assumptions	(449)

Balance at end of period	$347,254

(1)	Purchases of servicing rights include $242.2 million in servicing rights related to the BOA asset purchase.

The fair value of servicing rights carried at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions which are provided in the table below (in thousands, except input and assumption data):

March 31, 2013
Servicing rights carried at fair value	$347,254
Inputs and assumptions:
Weighted-average remaining life in years	5.6
Weighted-average stated customer interest rate on underlying collateral	5.31%
Weighted-average discount rate	16.38%
Conditional prepayment rate	10.59%
Conditional default rate	4.37%

The valuation of servicing rights is affected by the underlying assumptions including prepayments of principal, defaults and discount rate. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted-average of certain significant assumptions used in valuing these assets (in thousands, except assumption data):

	March 31, 2013
		Decline in fair value due to
	Actual	10% adverse change	20% adverse change
Weighted-average discount rate	16.38%	$(20,845)	$(39,717)
Conditional prepayment rate	10.59%	(43,547)	(71,179)
Conditional default rate	4.37%	(19,452)	(26,343)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change.

Fair Value of Originated Servicing Rights

For loans sold with servicing retained, the Company used the following inputs and assumptions to determine the fair value of servicing rights at the date of transfer. These servicing rights are included in servicing rights capitalized upon transfers of loans in the table presented above that summarizes the activity in servicing rights carried at fair value.

For the Three Months Ended
March 31, 2013
Weighted-average life in years	6.1 - 7.6
Weighted-average stated customer interest rate on underlying collateral	4.00% - 4.20%
Weighted-average discount rates	10.20% - 12.30%
Conditional prepayment rates	5.40% - 8.10%
Conditional default rates	0.50% - 0.60%

12. Goodwill and Intangible Assets, Net

During the three months ended March 31, 2013, goodwill and intangible assets were recorded in connection with business combinations and asset acquisitions. Refer to Note 3 for further information. Amortization expense of intangible assets was $22.0 million and $6.2 million for the three months ended March 31, 2013 and 2012, respectively.

Intangible assets consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer relationships	$566,268	$(45,578)	$520,690	$157,201	$(26,838)	$130,363
Institutional relationships	34,800	(13,142)	21,658	33,600	(10,398)	23,202
Trademarks and trade names	10,000	(233)	9,767	2,000	(28)	1,972
Licenses	5,000	(50)	4,950	5,000	—	5,000
Non-compete agreements	1,500	(346)	1,154	1,500	(111)	1,389

Total intangible assets	$617,568	$(59,349)	$558,219	$199,301	$(37,375)	$161,926

Based on the balance of intangible assets, net at March 31, 2013, the following is an estimate of amortization expected to be expensed for each of the next five years and thereafter (in thousands):

Amortization Expense
For the remainder of 2013	$214,593
2014	77,933
2015	47,925
2016	36,159
2017	28,809
2018	23,124
Thereafter	129,676

Total	$558,219

13. Other Assets

Other assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Real estate owned, net	$63,919	$64,959
Derivative instruments	59,700	949
Deferred debt issuance costs	56,252	47,544
ResCap net assets acquisition deposit	—	15,000
Other	19,843	16,378

Total other assets	$199,714	$144,830

14. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Business combinations and asset acquisitions deferred purchase price	$226,505	$21,011
Payables to insurance carriers	59,013	51,377
Employee related liabilities	43,208	37,124
Uncertain tax positions	25,899	26,301
Curtailment liability	17,800	—
Accrued interest payable	14,913	10,764
Acquisition related escrow funds payable to sellers	14,000	14,000
Contingent earn-out payments	9,794	6,100
Mandatory repurchase obligation	9,695	9,999
Professional fees liability related to certain securitizations	7,739	8,147
Income tax payable	7,733	—
Loan acquisitions liability	6,550	8,558
Derivative instruments	5,408	1,102
Insurance premium cancellation reserve	5,200	4,768
Other	121,216	61,359

	$574,673	$260,610

15. Debt

The following table summarizes the components of debt (in thousands):

	March 31, 2013	December 31, 2012
Debt
Unpaid principal balance
Term loan	$1,497,057	$691,250
4.5% Convertible senior subordinated notes due 2019	290,000	290,000
Master repurchase agreements	529,250	255,385
Other	3,703	4,131

Total debt unpaid principal balance	2,320,010	1,240,766
Discount	(95,825)	(94,517)

Total debt	$2,224,185	$1,146,249

Term Loan

On January 31, 2013, the Company entered into the Amendment No. 1, Incremental Amendment and Joinder Agreement, or the Incremental Amendment, to its Term Loan. The Incremental Amendment, among other things, increased certain financial ratios which govern the Company’s ability to incur additional indebtedness and provided for a secured term loan, or the Incremental Loan, in an amount of $825.0 million, which was borrowed in its entirety on January 31, 2013. The Company recorded $7.1 million in deferred debt issuance costs and expensed $4.7 million in the three months ended March 31, 2013 in conjunction with this incremental borrowing.

On March 14, 2013, the Company entered into Amendment No. 2, or the Credit Agreement Amendment, to its Term Loan. The Credit Agreement Amendment changes certain financial definitions in the Term Loan to clarify that net cash receipts in connection with the issuance of reverse mortgage securities and the servicing of reverse mortgages count towards pro forma adjusted earnings before interest, taxes, depreciation and amortization, or Pro Forma Adjusted EBITDA, and excess cash flow for purposes of the Term Loan.

Master Repurchase Agreements

During 2012 and 2013, the Company entered into several master repurchase agreements, primarily in conjunction with its acquisitions, which are used to fund the origination of mortgage loans. The facilities have an aggregate capacity amount of $2.0 billion at March 31, 2013 and are secured by certain residential loans. The interest rates on the facilities are primarily based on LIBOR plus between 2.70% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through March 2014. The facilities are secured by $540.3 million in residential loans at March 31, 2013.

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

Since January 2008, Mid-State Capital Corporation 2006-1 Trust has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for the trigger calculations, which includes real estate owned, was 10.46% at March 31, 2013 compared to a trigger level of 8.00% and the cumulative loss rate for trigger calculations was 7.27% at March 31, 2013 compared to a trigger level of 6.00%. In addition, from September 2012 through February 2013, Mid-State Capital Corporation 2005-1 Trust, or Trust 2005-1, exceeded the delinquency rate trigger of 8.00%. At March 31, 2013, the delinquency rate for Trust 2005-1 was cured. At March 31, 2013, Trust 2005-1 has not exceeded the cumulative loss rate trigger. Certain triggers for Trust 2005-1 and Mid-State Trust X were exceeded in November 2009 and October 2006, respectively, and cured in 2010.

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

Collateral for Mortgage-Backed Debt

At March 31, 2013, the Residual and Non-Residual Trusts have an aggregate of $2.0 billion of principal in outstanding debt, which is collateralized by $2.6 billion of assets, including residential loans, receivables related to the Non-Residual Trusts, real estate owned, net and restricted cash and cash equivalents. For seven of the ten Non-Residual Trusts, LOCs were issued by a third party as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The notional amount of expected draws under the LOCs at March 31, 2013 was $54.3 million. The fair value of the expected draws of $53.7 million at March 31, 2013 has been recognized as receivables related to Non-Residual Trusts on the consolidated balance sheet. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and from the draws on the LOCs for certain Non-Residual Trusts.

The following table summarizes the collateral for the mortgage-backed debt (in thousands):

	March 31, 2013	December 31, 2012
Residential loans of securitization trusts, principal balance	$2,408,948	$2,458,678
Receivables related to Non-Residual Trusts	53,671	53,975
Real estate owned, net	41,432	43,115
Restricted cash and cash equivalents	59,267	58,253

Total mortgage-backed debt collateral	$2,563,318	$2,614,021

17. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company recorded income tax expense of $18.8 million and $3.1 million resulting in an effective tax rate of 40.4% and 37.8%, respectively.

Income Tax Exposure

The Company was part of the Walter Energy consolidated group prior to the spin-off from Walter Energy, the principal agent, on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s most recent public filing on Form 10-K, those related to the following:

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

•

While the IRS had completed its audit of Walter Energy’s federal income tax returns for the years 2006 to 2008 and issued 30-Day Letters to Walter Energy proposing changes to tax for these tax years which Walter Energy has protested, the IRS reopened the audit of these periods in 2012. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issues remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties.

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

18. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations shown on the consolidated statements of comprehensive income (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Basic earnings per share
Net income	$27,749	$5,135
Less: net income allocated to unvested participating securities	(463)	(141)

Net income available to common stockholders (numerator)	27,286	4,994
Weighted-average common shares outstanding (denominator)	36,877	28,798

Basic earnings per share	$0.74	$0.17

Diluted earnings per share
Net income	$27,749	$5,135
Less: net income allocated to unvested participating securities	(454)	(140)

Net income available to common stockholders (numerator)	27,295	4,995
Weighted-average common shares outstanding	36,877	28,798
Add: effect of dilutive stock options and convertible notes	757	236

Diluted weighted-average common shares outstanding (denominator)	37,634	29,034

Diluted earnings per share	$0.73	$0.17

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

The calculation of diluted earnings per share does not include 4.9 million shares and 2.2 million shares for the three months ended March 31, 2013 and 2012, respectively, because their effect would have been antidilutive. The convertible senior subordinated notes, or convertible notes, are antidilutive when calculating earnings per share when the Company’s average stock price is less than $58.80. Upon conversion of the convertible notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.

19. Supplemental Disclosures of Cash Flow Information

The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Real estate owned acquired through foreclosure	$25,483	$17,736
Residential loans originated to finance the sale of real estate owned	19,531	16,402
Payable for acquisition of BOA assets	226,505	—

20. Segment Reporting

Management has organized the Company into six reportable segments based primarily on its services as follows:

•

Servicing — consists of operations that perform servicing for third-party investors of residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts. Beginning in the first quarter of 2013, the Servicing segment services forward loans that have been originated or purchased by the Originations segment and sold to third-parties with servicing rights retained.

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

•	Loans and Residuals — consists of the assets and mortgage-backed debt of the Residual Trusts and the unencumbered held for investment forward residential loan portfolio and real estate owned.

•

Reverse Mortgage — Includes purchases and originations, aggregation and securitization activities and operations that perform servicing for third-party investors in reverse mortgage loans and other ancillary services for the reverse mortgage market. The Reverse Mortgage segment also performs servicing of the Company’s reverse mortgage portfolio. The Reverse Mortgage segment is a new segment in the fourth quarter of 2012 as a result of the acquisitions of RMS and S1L.

•

Originations — consists of operations that originate and purchase forward loans that are sold to third parties with servicing rights generally retained. The Originations segment was previously included in the Other segment; however is now reportable because of growth in the business resulting from the acquisition of ResCap. Activity prior to the acquisition of the ResCap net assets primarily consisted of brokerage operations whereby the Originations segment received origination commissions.

The Company has revised its presentation of financial results by reportable segment for the three months ended March 31, 2012 to reflect the results of its Originations segment, which was previously included in Other. The Company also revised its method of allocating assets to business segments during the fourth quarter of 2012. As a result, the Company has recast segment assets of the prior periods to reflect the new allocation method on a consistent basis for all periods presented. The revised asset allocation includes intersegment receivables and deferred tax assets in the calculation of total segment assets whereas they previously were not included. As of March 31, 2012, the change in method increased assets allocated to the Servicing, Insurance, Loans and Residuals and Other segments by $29.0 million, $21.3 million, $1.9 million and $226.8 million, respectively, and decreased assets allocated to the Asset Receivables Management segment and eliminations by $1.7 million and $277.3 million, respectively.

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

Presented in the tables below are the Company’s financial results by reportable segment reconciled to the consolidated income before income taxes and total assets by reportable segment reconciled to consolidated total assets (in thousands):

	For the Three Months Ended March 31, 2013
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Reverse Mortgage	Originations	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees (1)	$139,198	$10,090	$—	$—	$6,748	$—	$—	$(4,956)	$151,080
Net gains on sales of loans	—	—	—	—	4,383	74,062	—	—	78,445
Interest income on loans	—	—	—	36,898	—	—	—	—	36,898
Insurance revenue	—	—	17,534	—	—	—	—	—	17,534
Other revenues	462	64	7	3	2,945	1,997	2,416	(39)	7,855

Total revenues	139,660	10,154	17,541	36,901	14,076	76,059	2,416	(4,995)	291,812
EXPENSES
Interest expense	2,410	—	—	22,296	3,529	706	25,201	—	54,142
Depreciation and amortization	8,857	1,756	1,464	—	2,723	15,598	6	—	30,404
Provision for loan losses	—	—	—	1,726	—	—	—	—	1,726
Other expenses, net	92,048	6,030	8,508	4,104	32,523	39,417	16,908	(4,995)	194,543

Total expenses	103,315	7,786	9,972	28,126	38,775	55,721	42,115	(4,995)	280,815
OTHER GAINS (LOSSES)
Net fair value gains on reverse loans and related HMBS obligations	—	—	—	—	36,788	—	—	—	36,788
Other net fair value gains (losses)	(245)	—	—	(162)	—	—	(854)	—	(1,261)

Total other gains (losses)	(245)	—	—	(162)	36,788	—	(854)	—	35,527

Income (loss) before income taxes	$36,100	$2,368	$7,569	$8,613	$12,089	$20,338	$(40,553)	$—	$46,524

	At March 31, 2013
Total assets	$2,306,721	$54,164	$230,088	$1,575,095	$7,475,579	$809,161	$1,460,020	$(339,726)	$13,571,102

(1)	The Company’s Servicing and Asset Receivables Management segment includes servicing revenue and fees of $4.9 million and $0.1 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

	For the Three Months Ended March 31, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Originations	Other	Eliminations	Total Consolidated
REVENUES
Servicing revenue and fees (1)	$86,815	$8,328	$—	$—	$—	$—	$(5,410)	$89,733
Interest income on loans	—	—	—	39,280	—	—	—	39,280
Insurance revenue	—	—	19,962	—	—	—	—	19,962
Other revenues	786	—	302	—	618	2,160	—	3,866

Total revenues	87,601	8,328	20,264	39,280	618	2,160	(5,410)	152,841
EXPENSES
Interest expense	1,495	—	—	23,978	—	20,365	—	45,838
Depreciation and amortization	8,651	2,004	1,347	—	10	7	—	12,019
Provision for loan losses	—	—	—	1,569	—	—	—	1,569
Other expenses, net	66,661	5,163	9,420	7,466	771	5,847	(5,410)	89,918

Total expenses	76,807	7,167	10,767	33,013	781	26,219	(5,410)	149,344
OTHER GAINS (LOSSES)
Other fair value gains (losses)	(286)	—	—	(295)	—	5,344	—	4,763

Total other gains (losses)	(286)	—	—	(295)	—	5,344	—	4,763

Income (loss) before income taxes	$10,508	$1,161	$9,497	$5,972	$(163)	$(18,715)	$—	$8,260

	At March 31, 2012
Total assets	$1,339,457	$60,068	$180,741	$1,683,277	$2,915	$1,096,081	$(277,293)	$4,085,246

(1)	The Company’s Servicing segment includes servicing revenue and fees of $5.4 million associated with intercompany activity with the Loans and Residuals and Other segments.

21. Commitments and Contingencies

Mandatory Repurchase Obligation

The Company has a mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. The total loans outstanding and subject to being repurchased were $83.2 million at March 31, 2013. The Company has estimated the fair value of this contingent liability at March 31, 2013 as $9.7 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the undiscounted losses to be incurred from the mandatory repurchase obligation over the remaining lives of the loans are $12.4 million at March 31, 2013.

Professional Fees Liability Related to Certain Securitizations

The Company has a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitization trusts, which are based in part on the outstanding principal balance of the debt issued by these trusts. At March 31, 2013, the Company estimated the fair value of this contingent liability at $7.7 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the gross amount of payments it expects to pay over the remaining lives of the securitizations is $10.3 million at March 31, 2013.

Letter of Credit Reimbursement Obligation

The Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn for an aggregate of eleven securitization trusts on the LOCs issued to these trusts by a third party. Seven of these securitization trusts were consolidated on the Company’s consolidated balance sheets due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were issued by a third party as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $283.0 million at March 31, 2013. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.

Mandatory Clean-Up Call Obligation

The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2016 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.1 million.

Unfunded Commitments

The Company has floating rate reverse mortgage loans in which the borrowers have additional borrowing capacity of $226.2 million, and similar commitments on fixed rate reverse loans of $4.3 million at March 31, 2013. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance available on a scheduled or unscheduled payment basis. The Company also has short-term commitments to lend $2.0 billion and commitments to purchase loans totaling $125.7 million at March 31, 2013. Additionally, the Company has commitments to sell $1.6 billion in loans at March 31, 2013.

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

Representations and Warranties

The Company sells and securitizes conventional conforming and federally insured forward residential loans predominantly to GSEs, such as Fannie Mae. The Company may also sell residential loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale or securitization, if it is determined that the loans sold are in breach of these representations or warranties, the Company generally has an obligation to either: (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan.

The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties.

The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the residential loan. The Company’s estimate of the liability associated with risk and warranties exposure is $0.4 million at March 31, 2013 and is recorded in payables and accrued liabilities in the consolidated balance sheet.

Third-Party Servicing Agreements

The Company has entered into a third-party servicing agreement with ResCap as debtors in possession in the Chapter 11 case in the U.S. Bankruptcy Court, or the ResCap Estate, pursuant to which the ResCap Estate is providing, on a short-term basis, certain services with regard to employees that the Company acquired in connection with its acquisition of the ResCap net assets.

Litigation

As discussed in Note 17, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

As disclosed in prior filings, one of the Company’s subsidiaries, Walter Mortgage Company, or WMC, had been a party to a lawsuit entitled Casa Linda Homes, et al. v. Walter Mortgage Company, et al., Cause No. C-2918-08-H, 389th Judicial District Court of Hidalgo County, Texas, claiming breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment. The plaintiffs were seeking actual and exemplary damages, the amount of which were not specified, but if proven could have been material. WMC maintained counterclaim actions against the plaintiffs for breach of fiduciary duty and conversion related to the defendants’ alleged misappropriation of escrow funds. The plaintiffs’ allegations arose from a claim that the WMC breached a contract with the plaintiffs by failing to purchase a certain amount of loan pool packages from the corporate plaintiff, a Texas real estate developer. Alternatively, the plaintiffs claimed that WMC promised to purchase a certain amount of loan pool packages from the corporate plaintiff, plaintiffs relied on that promise, and WMC failed to perform. The case was tried before a jury, and on December 13, 2012 the jury found that we have no liability for these claims and consequently the plaintiffs were entitled to no damages. As to our counterclaim, the jury returned a verdict in our favor awarding us $282,357 in compensatory damages and $282,357 in punitive damages (plus attorneys’ fees, court costs, and post-judgment interest) due and owing from the plaintiffs Casa Linda Homes and Mark Dizdar.

The Company is a party to a number of other lawsuits arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows.

22. Subsequent Events

Effective April 1, 2013, the Company amended its Servicer Advance Reimbursement Agreement, which provides for the reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The amendment increased the reimbursement amount under the agreement to $950.0 million. All other terms of the agreement remained unchanged.

In April 2013, the Company entered into an agreement to acquire an MSR pool associated with reverse loans totaling $12.2 billion in unpaid principal balance from Wells Fargo Home Mortgage. The portfolio of loans is expected to transfer to RMS during the third quarter of 2013.

In May 2013, the Company amended its Receivables Loan Agreement, which provides borrowings and is collateralized by certain principal and interest, taxes and insurance and other corporate advances reimbursable from securitization trusts serviced by the Company. The amendment modified the definition of certain financial covenant requirements. All other terms of the agreement remained unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our results for the year ended December 31, 2012 filed in our Annual Report on Form 10-K on March 18, 2013. Historical results and trends which might appear should not be taken as indicative of future operations, particularly in light of our recent acquisitions. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

We make available, free of charge through the investor relations section of our website, www.walterinvestment.com, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other documents and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. We also make available, free of charge, access to our Corporate Governance Standards, charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Corporate Governance Committee, and our Code of Conduct and Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to the Code of Conduct and Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code of Conduct and Ethics). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP and financial measures (as defined by SEC Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.

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

In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements:

•	local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends in particular;

•	continued uncertainty in the United States, or U.S., home sale market, including both the volume and pricing of sales, due to adverse economic conditions or otherwise;

•	fluctuations in interest rates and levels of mortgage originations and prepayments;

•	risks related to our acquisitions, including our ability to successfully integrate the large volume of assets and businesses and platforms we have recently acquired into our business;

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

•

the review of our periodic reports (including, but not limited to, this Quarterly Report on Form 10-Q and other periodic reports filed with the SEC) by the staff of the SEC could result in an amendment to our financial information or other disclosures;

•

the ineffectiveness of our disclosure controls and procedures due to a material weakness in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2012 and the potential that the Company may be unable to effectively implement appropriate remedial measures in a timely manner;

•	the continuation of a material weakness or the discovery of additional material weaknesses in our internal control over financial reporting and any delay in the implementation of remedial measures;

•	our continued listing on the New York Stock Exchange, or the NYSE;

•	the ability or willingness of Walter Energy, Inc., our prior parent, and other counterparties to satisfy material obligations under agreements with us; and

•	other presently unidentified factors.

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

Market Opportunity and Strategy

Due to increased delinquencies and foreclosures during the recent recession, traditional large owners and servicers of residential mortgage assets, such as GSEs, large banks and securitization trusts experienced increased servicing volume and complexity, often exceeding in-house capacity or capabilities. These traditional servicers have been unable to effectively service increased balances of delinquent loans, resulting in the need to service troubled first and second lien mortgage assets through third-party specialized servicers offering high-touch servicing strategies. We believe that lessons learned in the economic downturn are leading to a secular shift in the market as credit risk owners and other key constituents, such as monoline insurers, regulators and rating agencies, demand permanent, specialized servicing for higher risk loans. Our businesses have a long history of providing borrower-centric, high-touch servicing and are well positioned to continue to benefit from this secular shift.

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

We are currently actively pursuing a number of opportunities to grow our business through multiple channels such as adding subservicing contracts to our portfolios through: one time transfers and flow agreements; the acquisition of mortgage servicing rights, or MSRs, and servicing platforms; and acquisitions of businesses that are complementary to our historical platform (e.g., reverse mortgages). We are also pursuing opportunities to grow our originations business. We regularly explore such opportunities in the ordinary course of our business, both alone and with potential joint venture partners, and believe there are significant opportunities to acquire such assets. We refer to opportunities or potential opportunities in the market for products, platforms and businesses within our strategic profile that we have identified as targets as our “pipeline.” Our pipeline of potential transactions includes MSR acquisitions, subservicing contracts, assets and stock purchases, and joint venture arrangements, including those that involve assets and platforms that are originating new loans and MSRs as well as other complimentary activities. In the event we are successful in any such activities, it is likely that we will assume certain liabilities in connection with the acquisitions which could reduce the purchase price based on our valuation of such liabilities (which valuation is subject to our judgment and could differ from actual experience).

Executive Summary

We reported net income of $27.7 million, or $0.73 per diluted share, for the three months ended March 31, 2013 as compared to $5.1 million, or $0.17 per diluted share, for the three months ended March 31, 2012. The increase in net income of $22.6 million during the three months ended March 31, 2013 as compared to the same period of 2012 was due primarily to the acquisitions of Reverse Mortgage Solutions LLC, or RMS, and Security One Lending, or S1L, during the fourth quarter of 2012 and the acquisition of the ResCap net assets during the first quarter of 2013 described below.

We recognized core earnings before income taxes of $92.6 million for the three months ended March 31, 2013 as compared to $33.2 million for the three months ended March 31, 2012. The increase in core earnings before income taxes of $59.4 million was primarily attributable to an increase in total revenues from our Servicing, Reverse Mortgage and Originations segments of $52.1 million, $14.1 million and $75.4 million, respectively, and $36.8 million in net fair value gains from our Reverse Mortgage segment, offset by increases in total salaries and benefits excluding share-based compensation expense and general and administrative expenses of $52.5 million and $40.5 million, respectively, in these three segments. Salaries and benefits and general and administrative expenses increased as a result of an increase in employees in conjunction with acquisitions that took place in the fourth quarter of 2012 and the first quarter of 2013. Core earnings before income taxes when compared to our net income before income taxes reflects the following key adjustments: (1) step-up depreciation and amortization, or depreciation and amortization expense related to the increase in basis recognized on assets acquired through business combinations, (2) step-up amortization of sub-servicing contracts, (3) share-based compensation expense, (4) transaction and integration-related costs, (5) non-cash interest expense and, (6) net non-cash fair value adjustments. For a reconciliation of our consolidated income before income taxes under accounting principles generally accepted in the U.S., or GAAP, to our core earnings before income taxes, refer to the Business Segment Results section.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, was $140.0 million for the three months ended March 31, 2013 as compared to $59.1 million for the three months ended March 31, 2012. The increase in Adjusted EBITDA of $80.9 million is primarily attributable to the increases in revenues less salaries and benefits and general and administrative expenses above of $85.4 million related to our Servicing, Reverse Mortgage and Originations segments. Adjusted EBITDA when compared to our consolidated income before income taxes reflects the adjustments noted above for core earnings before income taxes as well as the following key adjustments: (1) depreciation and amortization expense excluding step-up depreciation and amortization noted as a core earnings adjustment above, (2) interest expense on our corporate debt, (3) amortization and fair value adjustments of servicing rights, and (4) non-cash interest income. For a reconciliation of our consolidated income before income taxes under GAAP to our Adjusted EBIDTA, refer to the Business Segment Results section.

We used $209.6 million in cash flow from operating activities during the three months ended March 31, 2013 and finished the quarter with $624.7 million in cash and cash equivalents. Our operating cash flows decreased primarily as a result of the ramp up in our originations business which resulted in $433.0 million used in originations and acquisitions of residential loans offset by $227.7 million in proceeds from sales of residential loans. We also had $124.7 million in funds available under our secured revolving credit facility at March 31, 2013.

We manage our Company in six primary reportable segments: Servicing; Assets Receivables Management, or ARM; Insurance; Loans and Residuals; Reverse Mortgage; and Originations. Refer to the Business Segment Results section for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments and related key financial highlights are provided below:

Servicing — Our Servicing business segment consists of operations that perform servicing for third-party investors in forward residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts which are reported in the Other segment. The Non-Residual Trusts are consolidated variable interest entities, or VIEs. Our Servicing segment recognized $121.9 million in contractual servicing fees, $20.4 million in incentive and performance fees and $14.4 million in ancillary and other fees for the three months ended March 31, 2013. Servicing revenue and fees was offset by $10.4 million in amortization of servicing rights and $7.0 million in fair value losses related to servicing rights carried at fair value for the three months ended March 31, 2013.

ARM — Our ARM business segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners. Asset recovery revenue was $10.1 million for the three months ended March 31, 2013.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through our insurance agency for a commission. Net written premiums were $47.3 million for the three months ended March 31, 2013, which included lender-placed activity of $29.5 million and voluntary activity of $17.8 million for the three months ended March 31, 2013. Total insurance revenue was $17.5 million for the three months ended March 31, 2013.

Loans and Residuals — Our Loans and Residuals business segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned, all of which are associated with forward loans. The Residual Trusts are consolidated VIEs. Our net interest margin was 3.89% for the three months ended March 31, 2013, up 5 basis points from the three months ended March 31, 2012 due to several factors including, payoff of lower yielding loans and decreases in delinquency rates. Total delinquent loans have decreased to 6.02% at March 31, 2013 from 7.01% at December 31, 2012. The number of real estate owned properties has declined to 788 units at March 31, 2013, a reduction of 54 units from 842 units at December 31, 2012.

Reverse Mortgage — Our Reverse Mortgage business segment, which was formed in the fourth quarter of 2012 as a result of the acquisitions of RMS and S1L includes purchases and originations, aggregation and securitization activities and operations that perform servicing for third-party investors in reverse mortgage loans and other ancillary services for the reverse mortgage market. The Reverse Mortgage business also includes a mortgage portfolio of Home Equity Conversion Mortgages, or HECM, reverse mortgages. Our Reverse Mortgage business segment serviced 42,000 third party accounts with an unpaid principal balance of $7.4 billion at March 31, 2013 and recognized $6.7 million in servicing revenue, $4.4 million in net gains on sales of loans, as well as $36.8 million in net fair value gains on HECM reverse mortgage loans and the Home Equity Conversion Mortgage-backed Securities, or HMBS, related obligations, for the three months ended March 31, 2013.

Originations — Our Originations business segment, consists of operations that originate and purchase forward loans that are sold to third parties with servicing rights generally retained. The originations segment was previously included in the Other segment however is now reportable with the acquisition of the ResCap net assets. Activity prior to the acquisition of the ResCap net assets primarily consisted of brokerage operations whereby the Originations segment received origination commissions. The Originations segment funded $375.8 million in originations and recognized $74.1 million in net gains on sales of loans during the three months ended March 31, 2013.

Acquisitions

On January 31, 2013, we acquired the assets and assumed the liabilities relating to all of ResCap’s Federal National Mortgage Association, or Fannie Mae, MSRs and related servicer advances, and ResCap’s mortgage originations and capital markets platforms, or the ResCap net assets, for an adjusted purchase price of $487.2 million.

On January 31, 2013, we purchased Fannie Mae MSRs, including related servicer advances, from Bank of America, N.A., or the BOA asset purchase, for total consideration of $495.7 million. At closing, the Fannie Mae MSRs were associated with loans totaling $84.4 billion in unpaid principal balance.

On March 1, 2013, we purchased the residential mortgage servicing platform, including certain servicing related technology assets, of MetLife Bank, N.A. located in Irving, Texas for total consideration of $1.0 million.

On March 1, 2013, we purchased the correspondent lending and wholesale broker businesses of Ally Bank, or the Ally Bank net assets, for total consideration of $0.1 million.

Financing Transactions

On January 31, 2013, we entered into the Amendment No. 1, Incremental Amendment and Joinder Agreement, or the Incremental Amendment, to our Term Loan. The Incremental Amendment, among other things, increased certain financial ratios which govern our ability to incur additional indebtedness and provided for a secured term loan, or the Incremental Loan, in an amount of $825.0 million, which was borrowed in its entirety on January 31, 2013 and was used to fund the ResCap net asset acquisition and the BOA asset purchase.

On March 14, 2013, we entered into Amendment No. 2, or the Credit Agreement Amendment, to our Term Loan. The Credit Agreement Amendment changes certain financial definitions in the Term Loan to clarify that net cash receipts in connection with the issuance of reverse mortgage securities and the servicing of reverse mortgages count towards pro-forma adjusted earnings before interest, taxes, depreciation and amortization, or Pro-Forma Adjusted EBITDA and excess cash flow for purposes of the Term Loan.

In February and March 2013, we entered into four additional master repurchase agreements with an aggregate capacity amount of $1.6 billion. These facilities will be primarily used to fund the origination of mortgage loans for the recently acquired ResCap originations business.

Results of Operations — Comparison of Consolidated Results of Operations for the Three Months Ended March 31, 2013 and 2012

We recognized net income of $27.7 million and $5.1 million for the three months ended March 31, 2013 and 2012, respectively. A summary of our consolidated results of operations is provided below (in thousands):

	For the Three Months Ended March 31,
	2013	2012	Variance
Revenues
Net servicing revenue and fees	$151,080	$89,733	$61,347
Net gains on sales of loans	78,445	—	78,445
Interest income on loans	36,898	39,280	(2,382)
Insurance revenue	17,534	19,962	(2,428)
Other revenues	7,855	3,866	3,989

Total revenues	291,812	152,841	138,971

Expenses
Salaries and benefits	106,733	57,403	49,330
General and administrative	87,440	29,029	58,411
Interest expense	54,142	45,838	8,304
Depreciation and amortization	30,404	12,019	18,385
Provision for loan losses	1,726	1,569	157
Other expenses, net	370	3,486	(3,116)

Total expenses	280,815	149,344	131,471

Other gains (losses)
Net fair value gains on reverse loans and related HMBS obligations	36,788	—	36,788
Other net fair value gains (losses)	(1,261)	4,763	(6,024)

Total other gains (losses)	35,527	4,763	30,764
Income before income taxes	46,524	8,260	38,264
Income tax expense	18,775	3,125	15,650

Net income	$27,749	$5,135	$22,614

Net Servicing Revenue and Fees

We recognize servicing revenue and fees on servicing performed for third parties. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans held by consolidated VIEs, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation. Servicing revenue and fees which consists of the revenues and fees discussed above are adjusted for the amortization of servicing rights carried at amortized cost and the changes in fair value of servicing rights carried at fair value. Net servicing revenue and fees increased $61.3 million for the three months ended March 31, 2013 as compared to the same period in the prior year due to growth in the average servicing portfolio of 45% or 444,000 accounts, resulting primarily from the ResCap net assets acquisition and the BOA asset purchase. The decline in amortization of servicing rights carried at amortized cost of $1.6 million results primarily from the run-off of the related servicing portfolio. The net fair value losses on servicing rights carried at fair value relates to the newly established class of servicing rights which include the servicing rights relating to the ResCap net assets and the BOA asset purchase. A summary of net servicing revenue and fees is provided below (in thousands):

	For the Three Months
	Ended March 31,
	2013	2012	Variance
Servicing fees	$119,872	$70,535	$49,337
Incentive and performance fees	30,325	23,016	7,309
Ancillary and other fees	19,211	9,097	10,114

Servicing revenue and fees	169,408	102,648	66,760
Amortization of servicing rights	(11,324)	(12,915)	1,591
Change in fair value of servicing rights	(7,004)	—	(7,004)

Net servicing revenue and fees	$151,080	$89,733	$61,347

Included in incentive and performance fees for the three months ended March 31, 2013 and 2012 are incentive fees of $7.3 million and $9.5 million, respectively, that we received for exceeding pre-defined performance hurdles in servicing various loan portfolios. These fees may not recur on a regular basis, as they are earned based on the performance of underlying loan pools as compared to comparable pools serviced by others, as well as the achievement of certain performance hurdles over time, which may not be achieved on a regular schedule.

Third-Party Servicing Portfolio

Forward Mortgage Servicing

Provided below are summaries of the activity in our third-party servicing portfolio for our forward mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (in thousands, except number of accounts):

	For the Three Months Ended March 31, 2013
		Servicing	Sub-Servicing	Sub-Servicing
	Number	Rights	Rights	Rights
	of Accounts	Capitalized	Capitalized	Not Capitalized	Total
Unpaid principal balance of accounts associated with forward mortgages serviced for third parties
Beginning balance	902,405	$20,437,051	$13,309,915	$40,912,250	$74,659,216
Acquisition of ResCap net assets	381,540	42,287,026	—	—	42,287,026
Acquisition of BOA assets	607,434	84,438,119	—	—	84,438,119
New business added	22,458	2,379,822	—	1,660,668	4,040,490
Payoffs, sales and curtailments, net	(58,727)	(6,769,417)	(701,518)	422,177	(7,048,758)

Ending balance	1,855,110	$142,772,601	$12,608,397	$42,995,095	$198,376,093

		March 31, 2013
Ending number of accounts associated with forward mortgages serviced for third parties		1,346,498	259,955	248,657	1,855,110

	For the Three Months Ended March 31, 2012
		Servicing	Sub-Servicing	Sub-Servicing
	Number	Rights	Rights	Rights
	of Accounts	Capitalized	Capitalized	Not Capitalized	Total
Unpaid principal balance of accounts associated with forward mortgages serviced for third parties
Beginning balance	979,530	$18,717,559	$16,302,306	$48,264,295	$83,284,160
New business added	25,634	615,904	—	1,570,883	2,186,787
Payoffs, sales and curtailments	(30,334)	(675,608)	(805,910)	(1,004,609)	(2,486,127)

Ending balance	974,830	$18,657,855	$15,496,396	$48,830,569	$82,984,820

		March 31, 2012
Ending number of accounts associated with forward mortgages serviced for third parties		400,352	304,575	269,903	974,830

Reverse Mortgage Servicing

Provided below is a summary of the activity in our third-party servicing portfolio for our reverse mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (in thousands, except number of accounts):

	For the Three Months Ended March 31, 2013
		Servicing	Sub-Servicing	Sub-Servicing
	Number	Rights	Rights	Rights
	of Accounts	Capitalized	Capitalized	Not Capitalized	Total
Unpaid principal balance of accounts associated with reverse mortgages serviced for third parties
Beginning balance	42,855	$3,032,569	$3,023,614	$1,398,123	$7,454,306
New business added	113	4,770	—	15,896	20,666
Other additions	—	31,742	52,862	22,570	107,174
Payoffs, sales and curtailments	(899)	(79,265)	(83,627)	(39,329)	(202,221)

Ending balance	42,069	$2,989,816	$2,992,849	$1,397,260	$7,379,925

		March 31, 2013
Ending number of accounts associated with reverse mortgages serviced for third parties		19,528	18,606	3,935	42,069

Net Gains on Sales of Loans

Net gains on sales of loans consists of gains and losses on sales of loans held for sale, fair value adjustments on loans held for sale and related derivatives, and a provision for the repurchase of loans. Net gains on sales of loans were $78.4 million for the three months ended March 31, 2013 due primarily to the acquisition of the ResCap net assets and as a result, the growth of our originations business.

Interest Income on Loans

We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered forward residential loans, both of which are accounted for at amortized cost. Interest income decreased $2.4 million for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to a decline in the residential loan balance. The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments and defaults, was 7.03% for the three months ended March 31, 2013. Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (in thousands, except average yield data):

	For the Three Months Ended March 31,
	2013	2012	Variance
Residential loans at amortized cost
Interest income	$36,898	$39,280	$(2,382)
Average balance	1,499,816	1,594,283	(94,467)
Average yield	9.84%	9.86%	-0.02%

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the price of the insurance policy sold, which varies based on the type of product. Insurance revenue decreased $2.4 million for the three months ended March 31, 2013 as compared to the same period in 2012 due to a decrease in total outstanding policies written as well as a decrease in certain commission rates effective January 1, 2013.

Other Revenues

Other revenues consist primarily of management fee income, origination fee income and accretion of certain acquisition-related fair value adjustments. Other revenues increased $4.0 million for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to origination fee income relating to S1L which was acquired in the fourth quarter of 2012 and the ResCap net assets acquisition in the first quarter of 2013.

Salaries and Benefits

Salaries and benefits expense increased $49.3 million for the three months ended March 31, 2013 as compared to the same period in 2012 due to our recent acquisitions, which resulted in 2,900 additional full-time-equivalent employees, as well as the hiring of additional employees to support the growth of our business.

General and Administrative

General and administrative expenses increased $58.4 million for the three months ended March 31, 2013 as compared to the same period in 2012 due to transaction expenses of $10.9 million related to the Incremental Amendment to our Term Loan and the acquisition of the ResCap net assets and the BOA asset purchase; higher servicing related legal expenses; due diligence expenses to support corporate business development activities; and higher expenses resulting from overall growth of our business.

Interest Expense

We incur interest expense on our corporate debt, including convertible notes, on the master repurchase agreements, on the mortgage-backed debt issued by the Residual Trusts, and on our servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense increased $8.3 million for the three months ended March 31, 2013 as compared to the same period in 2012 due primarily to an increase in our average balances on our corporate debt resulting from the refinancing of our first lien term loan with our $700 million Term Loan during the fourth quarter of 2012 and our Incremental Loan of $825.0 million which was borrowed in its entirety during the first quarter of 2013. The increase in average balances on our corporate debt was offset by decreases in average rates during the three months ended March 31, 2013 as compared to the same period in 2012 as a result of the corporate debt activity discussed above as well as the termination of our second lien term loan and issuance of convertible notes. All of these financing transactions resulted in a lower cost of debt. In addition, interest expense increased as a result of increased average balances on the master repurchase agreements and servicing advance liabilities due to our growing servicing and originations businesses.

Provided below is a summary of the average balances of our corporate debt, the master repurchase agreements, the mortgage-backed debt of the Residual Trusts, and our servicing advance liabilities, as well as the related interest expense and average rates (in thousands, except average rate data):

	For the Three Months Ended March 31,
	2013	2012	Variance
Corporate debt
Interest expense	$25,218	$20,428	$4,790
Average balance	1,438,195	732,078	706,117
Average rate	7.01%	11.16%	-4.15%

Master repurchase agreements
Interest expense	$4,218	$—	$4,218
Average balance	385,820	—	385,820
Average rate	4.37%	—	4.37%

Mortgage-backed debt at amortized cost
Interest expense	$22,296	$23,978	$(1,682)
Average balance	1,301,650	1,400,749	(99,099)
Average rate	6.85%	6.85%	—

Servicing advance liabilities
Interest expense	$2,410	$1,432	$978
Average balance	212,963	107,515	105,448
Average rate	4.53%	5.33%	-0.80%

Depreciation and Amortization

Depreciation and amortization expense consists of amortization of intangible assets other than goodwill, as well as depreciation and amortization recognized on premises and equipment, which includes amortization of internally-developed software. Depreciation and amortization increased $18.4 million for the three months ended March 31, 2013 as compared to the same period in 2012 primarily as a result of business combinations and servicing asset acquisitions in the fourth quarter of 2012 and the first quarter of 2013. A summary of depreciation and amortization expense is provided below (in thousands):

	For the Three Months Ended March 31,
	2013	2012	Variance
Depreciation and amortization of:
Intangible assets	$21,974	$6,152	$15,822
Premises and equipment	8,430	5,867	2,563

Total depreciation and amortization	$30,404	$12,019	$18,385

Provision for Loan Losses

We recognize a provision for loan losses for our residential loan portfolio accounted for at amortized cost. The provision for loan losses remained relatively flat for the three months ended March 31, 2013 as compared to the same period in 2012, due to severity rates and defaults which are comparable in the two periods.

Other Expenses, Net

Other expenses, net consist primarily of real estate owned expenses, net, which includes lower of cost or fair value adjustments and holding costs, and claims expense. Other expenses, net decreased $3.1 million for the three months ended March 31, 2013 as compared to the same period in 2012 due primarily to lower real estate owned expenses, net of $2.8 million and lower claims expense of $0.2 million. The decline in real estate owned expenses, net resulted from lower real estate owned holding costs due to fewer number of average real estate owned units during the current period as compared to the same period in the prior year and favorable trends in fair value adjustments required for real estate owned properties that have shorter holding periods. The decline in claims expense was due primarily to our withdrawal from property reinsurance operations beginning in the first quarter of 2012.

Net Fair Value Gains on Reverse Loans and HMBS Related Obligations

We recognized net fair value gains of $36.8 million on reverse loans and HMBS obligations which are accounted for at fair value during the three months ended March 31, 2013 which resulted from the interest rate spread between the loans and related obligations, interest income on loans not securitized, gains on loans originated, gains on tail pools issued, and changes in market pricing for HECM loans and HMBS securities.

Other Net Fair Value Gains (Losses)

We recognized other net fair value losses on assets and liabilities accounted for at fair value of $1.3 million for the three months ended March 31, 2013, which included a net gain of $2.9 million on the assets and liabilities of the Non-Residual Trusts and a loss of $3.7 million associated with the increase in the estimated liability for the S1L contingent earn-out payment. Higher than expected cash flows and a favorable spread on contractual interest income net of contractual interest expense contributed to the net fair value gain on the assets and liabilities of the Non-Residual Trusts.

We recognized net fair value gains on assets and liabilities accounted for at fair value of $4.8 million for the three months ended March 31, 2012, which included a net fair value gain of $5.8 million on the assets and liabilities of the Non-Residual Trusts offset by a $0.4 million loss on derivatives associated with our corporate debt. Lower discount rates resulting from changes in market rates impacted the net fair values of the assets and liabilities of the Non-Residual Trusts.

Income Tax Expense

Income tax expense increased $15.7 million for the three months ended March 31, 2013 as compared to the same period in 2012, due primarily to the increase in our income before income taxes for the three months ended March 31, 2013 as compared to the same period in 2012. The effective tax rate increased from 37.8% during the three months ended March 31, 2012 to 40.4% during the same period in 2013 primarily as a result of changes in corporate operations during the current quarter driven by our recent business and asset acquisitions. We now have a substantial presence in new state jurisdictions which have higher state tax rates.

Financial Condition — Comparison of Consolidated Financial Condition at March 31, 2013 to December 31, 2012

The acquisitions of certain assets during the three months ended March 31, 2013 had a significant impact on our consolidated balance sheet since December 31, 2012. Our total assets and liabilities increased $2.6 billion during the quarter to $13.6 billion and $12.6 billion, respectively, at March 31, 2013. Provided below is a summary of the consolidated balance sheet as of March 31, 2013 as compared to December 31, 2012 (in thousands) and a discussion of the most significant variances in our assets, liabilities and stockholders’ equity for the current period.

	March 31, 2013	December 31, 2012	Variance
Assets
Cash and cash equivalents	$624,725	$442,054	$182,671
Restricted cash and cash equivalents	731,996	653,338	78,658
Residential loans, net	9,481,792	8,200,532	1,281,260
Receivables, net	260,450	259,009	1,441
Servicer and protective advances, net	364,192	173,047	191,145
Servicing rights and related intangible assets, net	964,726	238,791	725,935
Goodwill	644,645	580,378	64,267
Intangible assets, net	145,789	148,413	(2,624)
Premises and equipment, net	153,073	137,785	15,288
Other assets	199,714	144,830	54,884

Total assets	$13,571,102	$10,978,177	$2,592,925

Liabilities and stockholders’ equity
Payables and accrued liabilities	$574,673	$260,610	$314,063
Servicer payables	665,990	587,929	78,061
Servicing advance liabilities	242,943	100,164	142,779
Debt	2,224,185	1,146,249	1,077,936
Mortgage-backed debt	2,026,291	2,072,728	(46,437)
HMBS related obligations	6,887,583	5,874,552	1,013,031
Deferred tax liability	23,750	41,017	(17,267)

Total liabilities	12,645,415	10,083,249	2,562,166
Stockholders’ equity	925,687	894,928	30,759

Total liabilities and stockholders’ equity	$13,571,102	$10,978,177	$2,592,925

Residential loans, net increased $1.3 billion primarily as a result of $1.1 billion in reverse mortgage loans originated and purchased during the first quarter of 2013. The reverse loans are offset by HMBS related obligations once securitized, as the obligations represent proceeds received from the transfer of HMBS securities that are accounted for as a secured borrowing.

Servicing rights and related intangible assets, net increased $725.9 million as a result of the acquisition of the ResCap net assets and the BOA asset purchase during the first quarter of 2013.

Debt increased $1.1 billion as a result of the Incremental Loan of $825.0 million which was borrowed in its entirety during the first quarter of 2013 and a net increase of $273.9 million associated with borrowings on our master repurchase agreements.

HMBS related obligations increased by $1.0 billion as a result of $1.0 billion in proceeds from the transfer of HMBS securities during the first quarter of 2013.

Business Segment Results

We manage our Company in six primary reportable segments: Servicing, ARM, Insurance, Loans and Residuals, Reverse Mortgage and Originations. We measure the performance of our business segments through the following measures: income (loss) before income taxes, core earnings (loss) before income taxes and Adjusted EBITDA. Management considers core earnings (loss) before income taxes and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of the Company as a whole and of our business segments and for allocating capital resources to our segments. Core earnings (loss) before income taxes and Adjusted EBITDA are utilized to assess the underlying operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance.

In calculating income (loss) before income taxes, we allocate indirect expenses to our business segments and include these expenses in other expenses, net. Indirect expenses are allocated to our Insurance segment based on the ratio of the number of policies to the number of accounts serviced and to our ARM, Reverse Mortgage, Originations and certain non-reportable segments based on headcount. All remaining indirect expenses are allocated to our Servicing segment. We do not allocate indirect expenses to our Loans and Residuals segment.

We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses and amounts to eliminate intercompany transactions between segments as other activity. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes, refer to Note 20 in the Notes to Consolidated Financial Statements.

Core earnings before income taxes consists of income before income taxes adjusted primarily for depreciation and amortization of the increased basis in assets acquired with business combinations, or step-up depreciation and amortization; non-cash expenses including share-based compensation and amortization of debt issuance costs; certain transaction charges related to our acquisitions and integration expenses to combine our businesses and overhead functions; and the net non-cash fair value adjustments related to servicing rights at fair value, RMS and the Non-Residual Trusts. For a description of Adjusted EBITDA, refer to the Liquidity and Capital Resources section.

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Core Earnings (Loss) Before Income Taxes and Adjusted EBITDA (in thousands)

	For the Three Months Ended March 31, 2013
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Reverse Mortgage	Originations	Other	Total Consolidated
Income (loss) before income taxes	$36,100	$2,368	$7,569	$8,613	$12,089	$20,338	$(40,553)	$46,524

Core Earnings adjustments
Step-up depreciation and amortization	6,189	1,473	1,464	—	2,451	1,277	6	12,860
Step-up amortization of sub-servicing contracts (MSRs)	8,110	—	—	—	—	—	—	8,110
Share-based compensation expense	1,497	138	339	—	287	268	161	2,690
Transaction and integration costs	—	—	—	—	—	—	16,327	16,327
Non-cash fair value adjustments for reverse mortgages	—	—	—	—	3,536	—	—	3,536
Non-cash interest expense	220	—	19	677	—	—	2,087	3,003
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(479)	(479)
Other	—	—	—	—	—	—	11	11

Total adjustments	16,016	1,611	1,822	677	6,274	1,545	18,113	46,058

Core earnings (loss) before income taxes	52,116	3,979	9,391	9,290	18,363	21,883	(22,440)	92,582

Adjusted EBITDA adjustments
Interest expense on debt	—	—	—	—	17	—	23,114	23,131
Non-cash interest income	(461)	—	(7)	(3,949)	(151)	—	—	(4,568)
Depreciation and amortization	2,668	283	—	—	272	14,321	—	17,544
Amortization and fair value adjustments of servicing rights	9,300	—	—	—	918	—	—	10,218
Provision for loan losses	—	—	—	1,726	—	—	—	1,726
Residual Trusts cash flows	—	—	—	400	—	—	—	400
Other	443	8	18	(1,692)	37	41	104	(1,041)

Total adjustments	11,950	291	11	(3,515)	1,093	14,362	23,218	47,410

Adjusted EBITDA	$64,066	$4,270	$9,402	$5,775	$19,456	$36,245	$778	$139,992

	For the Three Months Ended March 31, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Originations	Other	Total Consolidated
Income (loss) before income taxes	$10,508	$1,161	$9,497	$5,972	$(163)	$(18,715)	$8,260

Core Earnings adjustments
Step-up depreciation and amortization	6,696	2,004	1,347	—	10	7	10,064
Step-up amortization of sub-servicing contracts	10,144	—	—	—	—	—	10,144
Share-based compensation expense	3,467	256	793	—	28	205	4,749
Transaction and integration costs	—	—	—	—	—	1,417	1,417
Non-cash interest expense	286	—	93	707	—	—	1,086
Net impact of Non-Residual Trusts	—	—	—	—	—	(3,002)	(3,002)
Other	—	—	—	—	—	449	449

Total adjustments	20,593	2,260	2,233	707	38	(924)	24,907

Core earnings (loss) before income taxes	31,101	3,421	11,730	6,679	(125)	(19,639)	33,167

Adjusted EBITDA adjustments
Interest expense on debt	63	—	—	—	—	20,365	20,428
Non-cash interest income	(746)	—	(299)	(3,485)	—	—	(4,530)
Depreciation and amortization	1,955	—	—	—	—	—	1,955
Amortization of servicing rights	2,771	—	—	—	—	—	2,771
Pro forma synergies	1,426	—	—	—	—	902	2,328
Provision for loan losses	—	—	—	1,569	—	—	1,569
Residual Trusts cash flows	—	—	—	262	—	—	262
Other	261	3	—	797	—	79	1,140

Total adjustments	5,730	3	(299)	(857)	—	21,346	25,923

Adjusted EBITDA	$36,831	$3,424	$11,431	$5,822	$(125)	$1,707	$59,090

Servicing

Our Servicing business segment consists of operations that perform servicing for third-party investors in forward residential mortgages, manufactured housing and consumer installment loans and contracts. Provided below is a summary statement of operations for our Servicing segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months
	Ended March 31,
	2013	2012	Variance
Net servicing revenue and fees
Third parties	$134,349	$81,405	$52,944
Intercompany	4,849	5,410	(561)

Total net servicing revenue and fees	139,198	86,815	52,383
Other revenues	462	786	(324)

Total revenues	139,660	87,601	52,059
Interest expense	2,410	1,495	915
Depreciation and amortization	8,857	8,651	206
Other expenses, net	92,048	66,661	25,387

Total expenses	103,315	76,807	26,508
Other net fair value losses	(245)	(286)	41

Income before income taxes	36,100	10,508	25,592

Core Earnings adjustments
Step-up depreciation and amortization	6,189	6,696	(507)
Amortization of capitalized sub-servicing rights (MSRs)	8,110	10,144	(2,034)
Share-based compensation expense	1,497	3,467	(1,970)
Non-cash interest expense	220	286	(66)

Total adjustments	16,016	20,593	(4,577)

Core earnings before income taxes	52,116	31,101	21,015

Adjusted EBITDA adjustments
Depreciation and amortization	2,668	1,955	713
Amortization and fair value adjustments of servicing rights	9,300	2,771	6,529
Pro forma synergies	—	1,426	(1,426)
Interest expense on debt	—	63	(63)
Non-cash interest income	(461)	(746)	285
Other	443	261	182

Total adjustments	11,950	5,730	6,220

Adjusted EBITDA	$64,066	$36,831	$27,235

Our Servicing segment recognized core earnings before income taxes of $52.1 million and $31.1 million for the three months ended March 31, 2013 and 2012, respectively. Provided below is a summary of the key components of earnings for this segment.

Net Servicing Revenue and Fees

Net servicing revenues and fees includes contractual fees, incentive and performance fees and ancillary fees. Net servicing revenue and fees was $139.2 million and $86.8 million for the three months ended March 31, 2013 and 2012, respectively, resulting in an increase of $52.4 million, primarily due to growth in the average servicing portfolio of 402,000 accounts or 41%, resulting primarily from the ResCap net assets acquisition and the BOA asset purchase.

A summary of net servicing revenue and fees for our Servicing segment is provided below (in thousands):

	For the Three Months
	Ended March 31,
	2013	2012	Variance
Servicing fees	$121,856	$75,812	$46,044
Incentive and performance fees	20,375	14,858	5,517
Ancillary and other fees	14,377	9,060	5,317

Servicing revenue and fees	156,608	99,730	56,878
Amortization of servicing rights	(10,406)	(12,915)	2,509
Change in fair value of servicing rights	(7,004)	—	(7,004)

Net servicing revenues and fees	$139,198	$86,815	$52,383

Provided below are summaries of the unpaid principal balance of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with forward mortgages, and for which the Servicing segment receives intercompany servicing fees (in thousands):

	March 31,
	2013	2012	Variance
Servicing portfolio composition associated with forward mortgages
Third parties
First lien mortgages	$179,337,508	$60,490,220	$118,847,288
Second lien mortgages	9,520,764	11,682,476	(2,161,712)
Manufactured housing	9,501,985	10,786,451	(1,284,466)
Other	15,836	25,673	(9,837)

Total third parties	198,376,093	82,984,820	115,391,273
On-balance sheet residential loans and real estate owned associated with forward mortgages	2,749,221	2,701,719	47,502

Total servicing portfolio associated with forward mortgages	$201,125,314	$85,686,539	$115,438,775

Provided below is a summary of the number of accounts, unpaid principal balance, contractual servicing fee rate and past due status of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with forward mortgages, and for which the Servicing segment receives intercompany servicing fees (dollars in thousands):

	March 31, 2013
	Number of Accounts	Unpaid Principal Balance	Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	1,310,629	$179,337,508	0.23%	15.23%
Second lien mortgages	229,137	9,520,764	0.44%	3.10%
Manufactured housing	314,127	9,501,985	1.08%	3.50%
Other	1,217	15,836	0.94%	3.35%

Total accounts serviced for third parties	1,855,110	198,376,093	0.28%	14.09%
On-balance sheet residential loans and real estate owned associated with forward mortgages	59,448	2,749,221		6.63%

Total servicing portfolio associated with forward mortgages	1,914,558	$201,125,314		13.98%

	December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	338,854	$54,814,557	0.22%	15.68%
Second lien mortgages	238,690	10,008,324	0.44%	3.60%
Manufactured housing	323,481	9,818,686	1.08%	4.12%
Other	1,380	17,649	0.94%	4.01%

Total accounts serviced for third parties	902,405	74,659,216	0.36%	12.54%
On-balance sheet residential loans and real estate owned associated with forward mortgages	58,637	2,549,050		8.25%

Total servicing portfolio associated with forward mortgages	961,042	$77,208,266		12.39%

(1)	Past due status is measured based on either the MBA method or OTS method as specified in the servicing agreement. Under the MBA method, a loan is considered past due if its monthly payment is not received by the end of the day immediately preceding the loan’s next due date. Under the OTS method, a loan is considered past due if its monthly payment is not received by the loan’s due date in the following month.

Depreciation and Amortization

Depreciation and amortization expense includes amortization of certain intangible assets including customer and institutional relationship intangibles of the Servicing business, and capitalized software development costs. Depreciation and amortization increased $0.2 million for the three months ended March 31, 2013 as compared to the same period of 2012 primarily as a result of intangible assets acquired in connection with the acquisition of the ResCap net assets and the BOA asset purchase.

Other Expenses, Net

Other expenses, net consists primarily of costs related to salaries and benefits, technology and communications, occupancy and general and administrative expenses as well as allocated indirect expenses. Other expenses, net increased $25.4 million for the three months ended March 31, 2013 as compared to the same period of 2012 due to the overall growth of our Servicing business.

Assets Receivables Management

Our ARM business performs collections of delinquent balances on loans serviced by us for third parties after they have been charged off. Provided below is a summary statement of operations for our ARM segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2013	2012	Variance
Net servicing revenue and fees
Third parties	$9,983	$8,197	$1,786
Intercompany	107	131	(24)

Total net servicing revenue and fees	10,090	8,328	1,762
Other revenues	64	—	64

Total revenues	10,154	8,328	1,826
Depreciation and amortization	1,756	2,004	(248)
Other expenses, net	6,030	5,163	867

Total expenses	7,786	7,167	619
Income before income taxes	2,368	1,161	1,207

Core Earnings adjustments
Step-up depreciation and amortization	1,473	2,004	(531)
Share-based compensation expense	138	256	(118)

Total adjustments	1,611	2,260	(649)

Core earnings before income taxes	3,979	3,421	558

Adjusted EBITDA adjustments
Depreciation and amortization	283	—	283
Other	8	3	5

Total adjustments	291	3	288

Adjusted EBITDA	$4,270	$3,424	$846

Gross collections	$34,014	$29,334	$4,680

Our ARM segment recognized core earnings before income taxes of $4.0 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. Provided below is a summary of the key components of earnings for this segment.

Servicing Revenue and Fees

Servicing revenue and fees consists of asset recovery revenue. Servicing revenue and fees was $10.1 million and $8.3 million for the three months ended March 31, 2013 and 2012, respectively, resulting in an increase of $1.8 million, which is due to an overall growth in collections.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of amortization of the customer-relationship intangible asset related to our ARM business. Depreciation and amortization remained flat for the three months ended March 31, 2013 as compared to the same period of 2012.

Other Expenses, Net

Other expenses, net consists primarily of costs related to salaries and benefits, technology and communications, occupancy and general and administrative expenses as well as allocated indirect expenses. Other expenses, net increased $0.9 million for the three months ended March 31, 2013 as compared to the same period of 2012 due primarily to the overall growth of our ARM business.

Insurance

Our Insurance segment consists of our agency business and our reinsurance business. The agency business recognizes commission income net of estimated future policy cancellations at the time policies are effective. The reinsurance business earns premium revenue over the life of an insurance contract and incurs actual costs of property damage claims. With the acquisition of Green Tree, we significantly increased the size of our agency business and we decided to wind down our property reinsurance business. As of the first quarter of 2012, existing property reinsurance policies were terminated and no new property reinsurance policies have been entered into.

Provided below is a summary statement of operations for our Insurance segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2013	2012	Variance
Insurance revenue	$17,534	$19,962	$(2,428)
Other revenues	7	302	(295)

Total revenues	17,541	20,264	(2,723)
Depreciation and amortization	1,464	1,347	117
Other expenses, net	8,508	9,420	(912)

Total expenses	9,972	10,767	(795)

Income before income taxes	7,569	9,497	(1,928)

Core Earnings adjustments
Step-up depreciation and amortization	1,464	1,347	117
Share-based compensation expense	339	793	(454)
Non-cash interest expense	19	93	(74)

Total adjustments	1,822	2,233	(411)

Core earnings before income taxes	9,391	11,730	(2,339)

Adjusted EBITDA adjustments
Non-cash interest income	(7)	(299)	292
Other	18	—	18

Total adjustments	11	(299)	310

Adjusted EBITDA	$9,402	$11,431	$(2,029)

Provided below are summaries of net written premiums (in thousands) and outstanding insurance policies written:

	March 31,
	2013	2012	Variance
Net written premiums
Lender placed	$29,475	$28,860	$615
Voluntary	17,840	20,661	(2,821)

Total net written premiums	$47,315	$49,521	$(2,206)

	March 31,
	2013	2012	Variance
Number of outstanding policies written
Lender placed	110,748	111,696	(948)
Voluntary	82,173	93,586	(11,413)

Total outstanding policies written	192,921	205,282	(12,361)

Our Insurance segment recognized core earnings before income taxes of $9.4 million and $11.7 million for the three months ended March 31, 2013 and 2012, respectively. Provided below is a summary of the key components of earnings for this segment.

Insurance Revenue

Insurance revenue primarily includes commission and reinsurance income as well as ancillary and other income. Insurance revenue was $17.5 million and $20.0 million for the three months ended March 31, 2013 and 2012, respectively, resulting in a decrease of $2.5 million, which was due primarily to the decrease in net written premiums for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 as well as a decrease in certain commission rates effective January 1, 2013.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2013, which includes amortization relating to intangible assets associated with our Insurance business, remained flat as compared to the same period of 2012.

Other Expenses, Net

Other expenses, net consists primarily of salaries and benefits, technology and communications, occupancy, general and administrative, claims expense and allocated indirect expenses. Other expenses, net decreased $0.9 million for the three months ended March 31, 2013 as compared to the same period of 2012 due primarily to a decrease in claims expenses.

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

Provided below is a summary statement of operations for our Loans and Residuals segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2013	2012	Variance
Interest income	$36,898	$39,280	$(2,382)
Interest expense	(22,296)	(23,978)	1,682

Net interest income	14,602	15,302	(700)
Provision for loan losses	(1,726)	(1,569)	(157)

Net interest income after provision for loan losses	12,876	13,733	(857)
Other revenues	3	—	3
Other losses	(162)	(295)	133
Intercompany expense	(2,832)	(3,024)	192
Other expenses, net	(1,272)	(4,442)	3,170

Total other expenses, net	(4,266)	(7,761)	3,495

Income before income taxes	8,613	5,972	2,641

Core Earnings adjustments
Non-cash interest expense	677	707	(30)

Total adjustments	677	707	(30)

Core earnings before income taxes	9,290	6,679	2,611

Adjusted EBITDA adjustments
Non-cash interest income	(3,949)	(3,485)	(464)
Residual Trusts cash flows	400	262	138
Provision for loan losses	1,726	1,569	157
Other	(1,692)	797	(2,489)

Total adjustments	(3,515)	(857)	(2,658)

Adjusted EBITDA	$5,775	$5,822	$(47)

Provided below is a summary of the residential loan portfolio, the mortgage-backed debt and real estate owned of the Loans and Residuals segment as well as certain ratios (dollars in thousands):

	March 31, 2013	December 31, 2012	Variance
Residential loans, net of cost basis adjustments	$1,488,877	$1,510,756	$(21,879)
Allowance for loan losses	(19,932)	(20,435)	503

Residential loans, net	1,468,945	1,490,321	(21,376)
Mortgage-backed debt, net of discounts	1,287,857	1,315,442	(27,585)
Real estate owned
Carrying value	$45,955	$49,089	$(3,134)
Number of units	788	842	(54)
Delinquencies (1)
30 days or more past due	6.02%	7.01%	-0.99%
90 days or more past due	4.53%	4.63%	-0.10%
Allowance as % of residential loans (2)	1.34%	1.35%	-0.01%

	For the Three Months Ended March 31,
	2013	2012	Variance
Net charge-offs (3)	$8,916	$6,436	$2,480
Charge-off ratio (3) (4)	0.59%	0.40%	0.19%
Coverage ratio (3) (5)	224%	214%	10%

(1)	Delinquency rates are calculated based on unpaid principal balance.
(2)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.
(3)	Annualized
(4)	The charge-off ratio is calculated as charge-offs, net of recoveries, divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.
(5)	The coverage ratio is calculated as period end allowance for loan losses divided by charge-offs, net of recoveries.

Our Loans and Residuals Segment recognized core earnings before income taxes of $9.3 million and $6.7 million for the three months ended March 31, 2013 and 2012, respectively. These earnings primarily reflect the positive spread we earn on the residuals we hold in the Residual Trusts. Provided below is a summary of the key components of earnings for this segment.

Net Interest Income

Net interest income was $14.6 million and $15.3 million for the three months ended March 31, 2013 and 2012, respectively. Net interest income and net interest spread decreased $0.7 million and 2 basis points, respectively, for the three months ended March 31, 2013 as compared to the same period of 2012 primarily due to the decline in residential loans at amortized cost balance and a decline in yield of 2 basis points.

Provided below is a summary of our average yields and rates and the net interest spread and margin on our portfolio (dollars in thousands):

	For the Three Months
	Ended March 31,
	2013	2012	Variance
Residential loans at amortized cost
Interest income	$36,898	$39,280	$(2,382)
Average balance	1,499,816	1,594,283	(94,467)
Average yield (1)	9.84%	9.86%	-0.02%
Mortgage-backed debt at amortized cost
Interest expense	$22,296	$23,978	$(1,682)
Average balance	1,301,650	1,400,749	(99,099)
Average rate (1)	6.85%	6.85%	—
Net interest income	$14,602	$15,302	$(700)
Net interest spread (2)	2.99%	3.01%	-0.02%
Net interest margin (3)	3.89%	3.84%	0.05%

(1)	Annualized
(2)	Net interest spread is calculated by subtracting the average rate on mortgage-backed debt at amortized cost from the average yield on residential loans at amortized cost.
(3)	Net interest margin is calculated by dividing net interest income by the average balance of the residential loans at amortized cost.

Provision for Loan Losses

The provision for loan losses reflects the recognition of incurred credit losses on the residential loans held by the Residual Trusts and our unencumbered forward residential loan portfolio. The provision for loan losses remained relatively flat for the three months ended March 31, 2013 as compared to the same period in 2012, due to severity rates and defaults which are comparable in the two periods.

Intercompany Expenses

Our Loans and Residuals segment is charged a fee from the Servicing segment for performing servicing activities for the residential loans and real estate owned of the Loans and Residuals segment. Intercompany expenses decreased by $0.2 million for the three months ended March 31, 2013 as compared to the same period of 2012 due to a decrease in the rate of the fees charged from the Servicing segment.

Other Expenses, Net

Other expenses, net consists primarily of real estate owned expenses, net and expenses incurred to protect the collateral underlying the residential loans held by the Loans and Residuals segment. Other expenses, net decreased by $3.2 million for the three months ended March 31, 2013 as compared to the same period of 2012 due to a decrease of $0.5 million resulting from operational changes in protection of the collateral and a decrease in real estate owned expenses of $2.7 million, primarily due to lower real estate owned holding costs and favorable trends in fair value adjustments required on real estate owned.

Reverse Mortgage

Our Reverse Mortgage business segment, which was formed as a result of the acquisition of RMS, includes purchases and originations, aggregation and securitization activities and operations that perform servicing for third-party investors in reverse mortgage loans and other ancillary services for the reverse mortgage market. Our Reverse Mortgage business also holds a mortgage portfolio of HECM reverse mortgages. Provided below is a summary statement of operations for our Reverse Mortgage segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

For the Three Months Ended March 31, 2013
Net servicing revenue and fees	$6,748
Net gains on sales of loans	4,383
Other revenues	2,945

Total revenues	14,076
Interest expense	3,529
Depreciation and amortization	2,723
Other expenses, net	32,523

Total expenses	38,775
Net fair value gains on reverse loans and related HMBS obligations	36,788

Income before income taxes	12,089

Core Earnings adjustments
Non-cash fair value adjustments	3,536
Step-up depreciation and amortization	2,451
Share-based compensation expense	287

Total adjustments	6,274

Core earnings before income taxes	18,363

Adjusted EBITDA adjustments
Depreciation and amortization	272
Amortization of servicing rights	918
Non-cash interest income	(151)
Interest expense on debt	17
Other	37

Total adjustments	1,093

Adjusted EBITDA	$19,456

Our Reverse Mortgage segment recognized core earnings before income taxes of $18.4 million for the three months ended March 31, 2013. Provided below is a summary of the key components of earnings for this segment.

Servicing Revenue and Fees

Servicing revenue and fees for the Reverse Mortgage business includes contractual servicing fees and ancillary and other fees on our third-party reverse mortgage portfolio. Provided below is a summary of the number of accounts, unpaid principal balance and weighted average contractual servicing fee rate related to our servicing portfolio associated with reverse mortgages (dollars in thousands):

	March 31, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	42,069	$7,379,925	0.15%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	41,112	6,383,921

Total servicing portfolio associated with reverse mortgages	83,181	$13,763,846

	December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	42,855	$7,454,306	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	35,084	5,431,617

Total servicing portfolio associated with reverse mortgages	77,939	$12,885,923

Net Gains on Sales of Loans

Net gains on sales of loans was $4.4 million for the three months ended March 31, 2013. Net gains on sales of loans consists of the following for the periods indicated (in thousands):

For the Three Months
Ended March 31, 2013
Gains on sales of loans	$4,110
Net fair value losses on derivatives	(114)
Provision for repurchases	(11)
Other	398

Net gains on sales of loans	$4,383

Expenses

Interest expense for the Reverse Mortgage business consists of the cost of debt for origination funding facilities. Depreciation and amortization expense for the Reverse Mortgage business includes depreciation and amortization, including step-up depreciation and amortization, for premises and equipment, intangible assets and servicing rights acquired in connection with the acquisitions of RMS and S1L. Other expense, net consist primarily of costs related to salaries and benefits, general and administrative expenses as well as allocated indirect expenses and real estate owned expenses, net.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations

Net fair value gains includes the impact on income resulting from our election to account for on-balance sheet reverse mortgage loans and the HMBS related obligations at fair value. We recognized net fair value gains of $36.8 million on reverse loans and HMBS obligations which are accounted for at fair value during the three months ended March 31, 2013 which resulted from the interest rate spread between the loans and related obligations, interest income on loans not securitized, gains on loans originated, gains on tail pools issued, and changes in market pricing for HECM loans and HMBS securities.

Originations

Our Originations business segment originates and purchases forward loans that are sold to third parties with servicing rights generally retained. The originations segment was previously a non-reportable operating segment however is now reportable with the acquisition of ResCap net assets. Activity prior to the acquisition of ResCap net assets primarily consisted of brokerage operations whereby the Originations segment received origination commissions. Provided below is a summary statement of operations for our Originations segment, which also includes core earnings (loss) before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2013	2012	Variance
Net gains on sales of loans	$74,062	$—	$74,062
Other revenues	1,997	618	1,379

Total revenues	76,059	618	75,441

Interest expense	706	—	706
Depreciation and amortization	15,598	10	15,588
Other expenses, net	39,417	771	38,646

Total expenses	55,721	781	54,940

Income (loss) before income taxes	20,338	(163)	20,501

Core Earnings adjustments
Step-up depreciation and amortization	1,277	10	1,267
Share-based compensation expense	268	28	240

Total adjustments	1,545	38	1,507

Core earnings (loss) before income taxes	21,883	(125)	22,008

Adjusted EBITDA adjustments
Depreciation and amortization	14,321	—	14,321
Other	41	—	41

Total adjustments	14,362	—	14,362

Adjusted EBITDA	$36,245	$(125)	$36,370

Our Originations segment recognized core earnings (loss) before income taxes of $21.9 million and $(0.1) million for the three months ended March 31, 2013 and 2012, respectively. Provided below is a summary of the key components of earnings for this segment.

The volume of our originations primarily governs the fluctuations in revenues and expenses of our Originations segment. Provided below is a summary of our loan originations volume (in thousands):

For the Three Months
Ended March 31, 2013
Originations volume
Retention	$319,417
Retail	40,284
Correspondent	11,223
Wholesale	4,844

Total originations	$375,768

Net Gains on Sales of Loan

Net Gains on sales of loans was $74.1 million for the three months ended March 31, 2013. Gains on sale of loans, net consists of the following (in thousands):

For the Three Months
Ended March 31, 2013
Gains on sales of loans	$4,198
Unrealized gains on loans held for sale	13,626
Net fair value gains on derivatives	54,683
Provision for repurchases	(160)
Capitalized servicing rights	1,290
Other	425

Net gains on sales of loans	$74,062

Other Revenues

Other revenues for the Originations segment consists primarily of origination fee income. Other revenues was $2.0 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, resulting in an increase of $1.4 million, which was due primarily to the acquisition of the ResCap net assets during the quarter.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions, servicing advances, origination of mortgage loans and other general business needs. We recognize the need to have liquid funds available to operate and grow our business and it is our policy to have adequate liquidity at all times. Our liquidity, measured as cash and cash equivalents plus borrowing capacity available on our Revolver, was $749.4 million at March 31, 2013.

Our principal sources of liquidity are the cash flows generated from our Servicing, Reverse Mortgage, Originations, ARM and Insurance businesses, funds obtained from our revolver, master repurchase agreements, servicing advance facilities, issuance of HMBS and Fannie Mae securities, cash releases from the Residual Trusts, as well as cash proceeds from the issuance of equity and debt, and other available financing activities.

We believe that, based on current forecasts and anticipated market conditions, our current liquidity of $749.4 million, along with the funds generated from our operating cash flows, loan portfolio, revolver, servicing advance facilities, master repurchase agreements, issuance of HMBS and Fannie Mae securities, our access to the capital markets, and other available sources of liquidity will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, mortgage-backed originations, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next twelve months. We expect to generate adequate cash flows to fund our operations on both a short and long term basis principally from our servicing and origination operations and expect to fund future growth opportunities with capital obtained from external sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including changes in the mortgage servicing markets, interest rates, continued availability of financing including the renewal of existing servicing advance facilities and master repurchase agreements, access to equity markets, and conditions in the debt markets. We may access the capital markets from time to time to augment our liquidity position as our business dictates. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.

We used a portion of the net proceeds from our public offering of common stock and the refinancing and expansion of our first lien credit facility of $276.1 million and $1.1 billion, respectively, to fund current acquisitions including the ResCap net assets for consideration of $492.0 million and the BOA asset purchase for consideration of $495.7 million. The BOA asset purchase and the ResCap net assets include MSRs as well as related servicer advances that were partially funded through existing advance financing facilities. We anticipate that future acquisitions of MSRs could be financed with debt and/or obtaining capital provided by a financing partner, similar to the other MSR structures in the market today.

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

Servicer Advance Reimbursement Agreement

In July 2012, we renewed our Servicer Advance Reimbursement Agreement, which provides for the reimbursement of certain principal and interest and protective advances that are our responsibility under certain servicing agreements. The agreement provides for a reimbursement amount of up to $150.0 million in January 2013, $585.0 million during February and March 2013 and $950.0 million thereafter. The cost of this agreement is LIBOR plus 2.50% or 3.50% on certain amounts that are reimbursed as of March 31, 2013. The early reimbursement period expires in June 2013 or upon 120 days after written notice. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. We had $178.3 million outstanding under this agreement at March 31, 2013.

Effective April 1, 2013, we amended the Servicer Advance Reimbursement Agreement and increased the reimbursement amount to $950.0 million. All other terms of the agreement remained unchanged.

Receivables Loan Agreement

In May 2012, we renewed our three-year Receivables Loan Agreement that provides borrowings up to $75.0 million and is collateralized by certain principal and interest, taxes and insurance and other corporate advances reimbursable from securitization trusts serviced by us. The principal payments on the note are paid from the recoveries or repayment of underlying advances. Accordingly, the timing of the principal payments is dependent on the recoveries or repayment of underlying advances that collateralize the note. The interest cost under the renewed agreement, which matures in July 2015, is LIBOR plus 3.25%. We had $64.6 million outstanding under this agreement at March 31, 2013.

Our Receivables Loan Agreement contains customary events of default and covenants, the most significant of which are financial covenants. We are in compliance with all covenants at March 31, 2013.

Forward Mortgage Originations Business

Historically our forward mortgage originations business has been insignificant to our overall operations; however, we have grown this business with the acquisition of the ResCap loan originations platform and anticipate significant future growth. We utilize master repurchase agreements to support our originations or purchase of forward mortgage loans. The facilities had an aggregate capacity of $1.5 billion at March 31, 2013. The interest rates on the facilities are primarily based on LIBOR plus between 2.70% and 3.25% and in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through March 2014. These facilities are secured by the underlying originated or purchased mortgage loans and provide creditors a collateralized interest in mortgage loans that meet the eligibility requirements under the terms of the particular facility. The source of repayment of these facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination production volume, however there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity includes $550.0 million of uncommitted funds. To the extent uncommitted funds are utilized to purchase or originate mortgage loans, the counterparty has the ability to require repurchase on demand. We had $252.3 million of borrowings under these master repurchase agreements at March 31, 2013 which do not include borrowings utilizing uncommitted funds.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. We were in compliance with all covenants at March 31, 2013.

Reverse Mortgage Origination Business

In connection with reverse mortgage business, we finance the capital required to originate or purchase HECM reverse mortgage loans through master repurchase agreements. These agreements were entered into in conjunction with our acquisitions of RMS and S1L in the fourth quarter of 2012. The facilities have an aggregate capacity amount of $517.0 million. The interest rates on the facilities are primarily based on LIBOR plus between 2.75% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through February 2014. These facilities are secured by the underlying originated or purchased mortgage loans and provide creditors a collateralized interest in mortgage loans that meet the eligibility requirements under the terms of the particular facility. The source of repayment of these facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination production volume, however there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity includes $517.0 million of uncommitted funds. To the extent uncommitted funds are utilized to purchase or originate mortgage loans, the counterparty has the ability to require repurchase on demand. We had $277.0 million of borrowings under these master repurchase agreements at March 31, 2013 which includes $277.0 million of borrowings utilizing uncommitted funds.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. We were in compliance with all covenants at March 31, 2013.

Additionally, the Company, as the servicer of reverse mortgage loans, is obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating and fixed rate reverse mortgage loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization. The additional borrowings are generally securitized within 4 to 15 days after funding. Our ability to fund these additional borrowings could have a significant impact on our liquidity.

We permanently fund HECM reverse mortgage loans through the Government National Mortgage Association, or GNMA, issuance process. The proceeds from the transfer of the HMBS securities are accounted for as a secured borrowing under the fair value option and classified on the consolidated balance sheet as a HMBS related obligation. At March 31, 2013, the total balance outstanding on the HMBS related obligations was $6.1 billion. At March 31, 2013, $6.1 billion of HECM reverse mortgage loans and real estate owned were pledged as collateral to the mortgage-backed debt of the GNMA securitization pools and are not available to satisfy the claims of creditors of the Company. In addition, the holders of the HMBS beneficial interests have recourse to the extent of their participation in the HMBS loans but not to the general net assets of the Company.

Borrower remittances received on the HECM reverse mortgage loans, if any, and proceeds received from the sale of real estate owned collateralizing the related mortgage-backed debt and our funds used to repurchase HECM reverse mortgage loans are used to reduce the HMBS related obligations by making payments to the securitization pools which will then remit the payments to the beneficial interest holders of the mortgage-backed debt. The maturity of the HMBS related obligations is directly affected by the rate of payments on the collateral and events of default as stipulated in the HECM reverse mortgage loan agreements with borrowers. As an HMBS issuer, the Company assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the HMBS pools once they reach certain limits. Performing repurchased loans are conveyed to the Department of Housing and Urban Development, or HUD, and nonperforming repurchased loans are generally liquidated in accordance with program requirements.

RMS is required to maintain regulatory compliance with HUD, GNMA and Fannie Mae program requirements, some of which are financial covenants related to minimum levels of net worth and other financial ratios. Due to the accounting treatment for reverse mortgage loan securitizations and the related issuance of HMBS obligations, RMS has obtained an indefinite waiver for certain of these requirements from GNMA and through June 30, 2013 from Fannie Mae. In addition, we have provided a guarantee beginning on the date of acquisition, November 1, 2012, whereby we guarantee RMS’ performance and obligations under the GNMA Mortgage-Backed Securities Program. In the event that we fail to honor this guaranty, GNMA could terminate RMS’s status as a qualified issuer of mortgage-backed securities as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse mortgage loans backed by GNMA guaranteed mortgage-backed securities. GNMA has affirmed RMS’s current commitment authority to issue HMBS securities.

Corporate Debt

Term Loans and Revolver

In November 2012, we refinanced our $500 million term loan with a $700 million secured term loan, or Term Loan, and refinanced our 2011 Revolver with a $125 million secured revolving credit facility, or Revolver. In January 2013, we entered into the Incremental Amendment to the Term Loan. The Incremental Amendment, among other things, increases certain financial ratios that govern our ability to incur additional indebtedness and provides for a secured term loan, or the Incremental Loan, in an amount of $825.0 million, which was borrowed in its entirety on January 31, 2013.

In March 2013, we entered into the Credit Agreement Amendment to the Term Loan. The Credit Agreement Amendment changes certain financial definitions in the Term Loan to clarify that net cash receipts in connection with the issuance of reverse mortgage securities and the servicing of reverse mortgages count towards Pro Forma Adjusted EBITDA and excess cash flow for purposes of the Term Loan.

Our obligations under the Term Loan and Revolver are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets and substantially all assets of the guarantor subsidiaries, subject to certain exceptions the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans of the GNMA securitization pools, and assets securing our master repurchase agreements and servicer advance financing facilities.

The terms of our Term Loan and Revolver are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.525 billion term loan	LIBOR plus 4.50%, LIBOR floor of 1.25%	5.00% per annum beginning 4th quarter of 2012; remainder at final maturity	November 28, 2017

$125 million revolver	LIBOR plus 4.50%	Bullet payment at maturity	November 28, 2017

In addition to the required amortization payments noted in the table above, the Term Loan requires us to prepay outstanding principal with 50% of excess cash flows as defined by the credit agreement when our Total Leverage Ratio is greater than 2.5, 25% of excess cash flows when our Total Leverage Ratio is less than or equal to 2.5 but greater than 2.0, and does not require a prepayment when our Total Leverage Ratio is less than or equal to 2.0. These excess cash flow payments, if required, will be made during the first quarter of each fiscal year beginning in 2014. Additional mandatory payments are required from all net proceeds associated with certain new indebtedness and net proceeds relating to certain sales of assets or recovery events, all subject to certain exceptions.

The capacity under the Revolver allows requests for the issuance of letters of credit, or LOCs, of up to $25 million or total cash borrowings of up to $125 million less any amounts outstanding in issued LOCs. During the three months ended March 31, 2013, there were no borrowings or repayments under the Revolver. At March 31, 2013, we had outstanding $0.3 million in an issued LOC with remaining availability under the Revolver of $124.7 million. The commitment fee on the unused portion of the Revolver is 0.50% per year. At March 31, 2013, we had interest rate caps and a swaption with notional amounts of $391.0 million and $175.0 million, respectively. We use the interest rate caps and swaption as a hedge to the cash flow risk related to the variability in interest rate payments.

The Term Loan and Revolver contain customary events of default and covenants, including among other things, financial covenants, covenants that restrict our and our subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or consolidations, and make investments. Financial covenants that must be maintained include an Interest Coverage Ratio and a Total Leverage Ratio as defined in the credit agreement. Non-compliance with the Interest Coverage Ratio or the Total Leverage Ratio could result in the requirement to immediately repay all amounts outstanding under the Term Loan and Revolver and the termination of all commitments under the Revolver. These ratios are based on EBITDA, adjusted to conform to requirements of the credit agreement, or Pro Forma Adjusted EBITDA. Pro Forma Adjusted EBITDA is defined for purposes of the Term Loan and Revolver covenants as net income (loss) plus interest, provision for income taxes and depreciation and amortization, and adjustments for certain specified items as defined in the credit agreement, including pro forma adjustments as specified by the agreement.

The Interest Expense Coverage Ratio is calculated by dividing Pro Forma Adjusted EBITDA by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing four-quarter basis preceding the measurement date. The Total Leverage Ratio is calculated by dividing consolidated total indebtedness as of the measurement date by Pro Forma Adjusted EBITDA as measured on a trailing four-quarter basis preceding the measurement date and including those items measured on a pro-forma basis. Beginning on March 31, 2013, the Term Loan and Revolver require a minimum Interest Expense Coverage Ratio of 2.25:1.00 increasing to 2.50:1.00 by the end of 2015, and allows for a maximum Total Leverage Ratio of 5.00:1.00 being reduced over time to 4.00:1.00 by the end of 2015.

Pro Forma Adjusted EBITDA is a material component of these covenants. Pro Forma Adjusted EBITDA is not a presentation made in accordance with GAAP and should not be considered as an alternative to (1) net income or loss or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Additionally, Pro Forma Adjusted EBITDA is not intended to be a measure of free cash flow for our discretionary use, as it does not consider certain cash payments required for interest, taxes and debt service. Our presentation of Pro Forma Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentation of Pro Forma Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that the presentation of Pro Forma Adjusted EBITDA is appropriate to provide additional information about the calculation of the financial covenants in the debt agreement.

In accordance with the definitions in the Term Loan and Revolver, Adjusted EBITDA for the last twelve months is $280.2 million plus pro-forma adjustments of $314.9 million for a total Pro Forma Adjusted EBITDA of $595.1 million.

Interest Expense Coverage and Total Leverage Ratios

Provided below are the Interest Coverage Ratio and the Total Leverage Ratio calculated at March 31, 2013:

	Covenant Requirement
	Term Loan	Actual
Interest Expense Coverage Ratio — equal to or greater than	2.25:1.00	5.96
Total Leverage Ratio — equal to or less than	5.00:1.00	3.01

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

Since January 2008, Mid-State Capital Corporation 2006-1 Trust has exceeded its delinquency and cumulative loss rate triggers and has not provided any excess cash flow to us. In addition, from September 2012 to February 2013, Mid-State Capital Corporation 2005-1 Trust exceeded its delinquency rate trigger. At March 2013, the delinquency rate for Trust 2005-1 was cured allowing residential cash flows to now flow to us. Provided below is a table summarizing the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts:

	Delinquency	Delinquency Rate		Cumulative	Cumulative Loss Rate
	Trigger	March 31, 2013	December 31, 2012	Loss Trigger	March 31, 2013	December 31, 2012
Mid-State Trust IV	(1)	—	—	10.00%	4.34%	4.34%
Mid-State Trust VI	8.00%	2.49%	2.74%	8.00%	5.30%	5.33%
Mid-State Trust VII	8.50%	3.04%	3.07%	1.50%	0.27%	0.60%
Mid-State Trust VIII	8.50%	3.03%	2.69%	1.50%	0.55%	0.48%
Mid-State Trust X	8.00%	3.99%	3.77%	8.00%	7.35%	7.32%
Mid-State Trust XI	8.75%	3.88%	4.08%	8.75%	6.20%	6.05%
Mid-State Capital Corporation 2004-1 Trust	8.00%	6.13%	6.13%	7.00%	3.36%	3.24%
Mid-State Capital Corporation 2005-1 Trust	8.00%	7.79%	8.21%	6.50%	3.98%	3.82%
Mid-State Capital Corporation 2006-1 Trust	8.00%	10.46%	10.52%	6.00%	7.27%	6.95%
Mid-State Capital Corporation 2010-1 Trust	10.50%	9.77%	9.92%	5.50%	1.72%	1.32%
WIMC Capital Trust 2011-1	(1)	—	—	(1)	—	—

(1)	Relevant trigger is not applicable per the underlying trust agreements.

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations as of March 31, 2013, from amounts previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

In January 2013, we borrowed $825.0 million on our Incremental Loan; this amount increased our future cash obligation related to our Term Loan to $1.5 billion at March 31, 2013. We are required to pay 5% of the debt balance on a quarterly basis with the remainder at the maturity date of November 28, 2017. The net proceeds from our Incremental Loan were used to partially fund the ResCap net assets acquisition and the BOA asset purchase.

In order to support further growth of our originations operations, during the three months ended March 31, 2013, we entered into additional master repurchase agreements with an aggregate borrowing capacity of $1.6 billion which increased our total borrowing capacity to $2.0 billion in borrowing capacity at March 31, 2013. At March 31, 2013, we had $529.3 million in borrowings outstanding. As part of our originations activities, we have unfunded commitments of $2.1 billion at March 31, 2013, refer to Note 21 for further discussion on unfunded commitments.

Sources and Uses of Cash

The following table sets forth selected consolidated cash flow information (in thousands):

	For the Three Months
	Ended March 31,
	2013	2012
Cash flows provided by (used in) operating activities	$(209,597)	$42,482
Cash flows provided by (used in) investing activities	(1,748,443)	51,845
Cash flows provided by (used in) financing activities	2,140,711	(73,632)

Net increase in cash and cash equivalents	$182,671	$20,695

Operating Activities

Net cash used in operating activities was $209.6 million for the three months ended March 31, 2013 as compared to $42.5 million in net cash provided by operating activities for the same period of 2012. The primary sources of cash from operating activities were the income generated from our servicing operations, our insurance business and the net interest spread from our forward residential loan portfolio carried at amortized cost and in 2013, our originations activities. The net cash used in operating activities in 2013 is primarily due to the ramp up of our originations activities which resulted in $433.0 million used in originations and acquisitions of residential loans offset by $227.7 million in proceeds from sales of residential loans.

Investing Activities

Our cash flows from investing activities primarily include payments received on our residential loans held for investment, cash proceeds from the sale of real estate owned offset by cash paid to acquire businesses, net of cash acquired, and purchases and originations of residential loans held for investment. Net cash used in investing activities was $1.7 billion for the three months ended March 31, 2013 as compared to $51.8 million in net cash provided by investing activities for the same period of 2012. For the three months ended March 31, 2013, the primary uses of cash was $1.1 billion for purchases and originations of reverse residential loans held for investment, $478.1 million in payments for the acquisitions of the ResCap net assets and the Ally Bank net assets as well as acquisitions of servicing rights and related intangibles of $305.0 million, which includes the BOA asset purchase. During the same period, the primary sources of cash provided by investing activities were the principal payments received from borrowers on our residential loans held for investment of $93.6 million and net cash proceeds from the sales of real estate owned of $6.1 million. For the three months ended March 31, 2012, the primary sources of cash provided by investing activities were the principal payments received from borrowers on our residential loans held for investment of $40.4 million and net cash proceeds from the sales of real estate owned of $3.8 million.

Financing Activities

Our cash flows from financing activities include proceeds from the issuance of and payments on corporate debt, HMBS related obligations, master repurchase agreements, servicing advance facilities and mortgage-backed debt. Net cash provided by financing activities was $2.1 billion for the three months ended March 31, 2013 as compared to $73.6 million in net cash used in financing activities for the same period of 2012. For the three months ended March 31, 2013, the primary sources of cash were $820.9 million in issuance of corporate debt, $1.0 billion in proceeds from securitizations of reverse loans, $142.8 million in issuances of servicing advance liabilities, net of related payments, and $273.9 million in net borrowings of master repurchase agreements. During the same period, the primary uses of cash for financing activities were the payments on HMBS related obligations of $57.7 million and $49.5 million in payments on mortgage-backed debt. For the three months ended March 31, 2012, the primary uses of cash were $21.5 million in payments on corporate debt and $49.9 million in payments on mortgage-backed debt.

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

We are subject to credit risk associated with forward and reverse mortgage loans that we purchase and originate during the period of time prior to the transfer of these loans. We consider our credit risk associated with these loans to be insignificant.

We also assume credit risk as issuer of GNMA HMBS securities. Our credit risk relates to our obligation to repurchase reverse mortgage loans out of HMBS securitization pools once they reach certain limits as established by the FHA. Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements. Although these loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However, we consider these amounts to be insignificant. As a result of minimal severity, credit risk associated with Non-Residual Trusts, forward and reverse mortgage loans prior to transfer, and repurchased reverse mortgage loans are not discussed further in this section.

At March 31, 2013, the principal balance of our residential loan portfolio that exposes us to credit risk was $1.6 billion. These residential loans, which are accounted for at amortized cost, consist of forward loans held by the consolidated Residual Trusts and unencumbered forward loans. The principal balance of residential loans and the carrying value of other collateral of the Residual Trusts total $1.7 billion and is permanently financed with $1.3 billion of mortgage-backed debt leaving us with a net credit exposure of $410.8 million, which approximates our residual interests in the consolidated Residual Trusts.

The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans with an average loan-to-value, or LTV, ratio at origination of approximately 90.5% and an average refreshed borrower credit score, or FICO score, of 595. While we feel that our underwriting and due diligence with regard to these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

The information provided below consists of data for the residential loan portfolio for which we are subject to credit risk as explained above.

	March 31, 2013	December 31, 2012
Total number of residential loans outstanding (1)	31,171	31,512
Principal balance of residential loans outstanding (in thousands)	$1,635,653	$1,662,183
Delinquencies as a percent of amounts outstanding:
30-59 days	1.09%	1.53%
60-89 days	0.40%	0.85%
90 days or more	4.53%	4.63%

Total	6.02%	7.01%

Number of residential loans on non-accrual status (in thousands)	1,081	1,130
Principal balance of residential loans outstanding in non-accrual status (in thousands)	$74,112	$76,990
Allowance for loan losses (in thousands)	$19,932	$20,435
Weighted average loan to value (LTV) ratio	90.53%	90.44%
Weighted average refreshed FICO score	595	595

(1)	The majority of the residential loans to which the Company is exposed to credit risk were originated prior to 2005 and are collateralized by property located primarily in the south and southeastern United States, with the largest concentration in Texas.
(2)	Loans are placed in non-accrual status due to contractual principal and interest payments being past due 90 days or more.

Off-Balance Sheet Arrangements

We have interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of the VIEs. In addition, we have interest in forward and reverse loans that have been transferred as a sale or accounted for as a secured borrowing. Refer to Note 4 in the Notes to Consolidated Financial Statements for further information.

Other than the arrangements described in the footnotes referenced above, we do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and have not entered into any synthetic leases. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships other than those described above.

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. Historically, these policies relate to: the allowance for loan losses on residential loans carried at amortized cost, fair value measurements, goodwill, servicing rights and real estate owned. These critical accounting policies and estimates used in preparation of our consolidated financial statements are described in the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 18, 2013. There have been no material changes to our critical accounting policies or estimates and the methodologies or assumptions we apply under them other than described below.

Fair Value Measurements

We have an established and documented process for determining fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Refer to Note 6 in the Notes to Consolidated Financial Statements for a description of valuation methodologies used to measure assets and liabilities at fair value and details on the valuation models, key inputs to those models and significant assumptions utilized. The three levels of the fair value hierarchy are as follows:

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

As of March 31, 2013 a majority of our assets and liabilities measured at fair value on a recurring and non-recurring basis were valued using significant unobservable (Level 3) inputs, and comprised 60% and 61% of total assets and liabilities recorded on the consolidated balance sheet, respectively.

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

We elected to measure all reverse mortgage assets and liabilities and residential loans held for sale as well as servicing rights related to a risk-managed loan class at fair value. For all other assets and liabilities, the Company does not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as they are acquired or incurred. The Company elected to measure at fair value residential loans, receivables and mortgage-backed debt associated with the Non-Residual Trusts. The fair value option was elected for these assets and liabilities as we believe fair value best reflects the expected future economic performance of these assets and liabilities. We also record at fair value interest rate lock commitments and forward sales commitments associated with residential loans held for sale. Refer to Note 6 in the Notes to Consolidated Financial Statements for further information

Considerable judgment is used in forming conclusions in estimating inputs to our internal valuation models used to estimate our Level 3 fair value measurements. Level 3 inputs such as, but not limited to, conditional prepayment rate, conditional default rate, loss severity, average life assumptions and loan funding probability are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, our estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Servicing Rights

Servicing rights are an intangible asset representing the right to service a portfolio of loans. Capitalized servicing rights relate to servicing and sub-servicing contracts acquired in connection with business combinations. Additionally, we have acquired the rights to service loans through the purchase of such rights from third parties or through the transfer of purchased or originated loans with servicing rights retained. All newly acquired or originated servicing rights are initially measured at fair value. Subsequent to acquisition or origination, we account for servicing rights using the amortization method or the fair value measurement method, based on our strategy for managing the risks of the underlying portfolios. Refer to information surrounding the change in accounting for servicing rights at Note 2 in the Notes to the Consolidated Financial Statements.

We identify classes of servicing rights based upon the availability of market inputs used in determining their fair values and our planned risk management strategy associated with the servicing rights. Based upon these criteria, we have identified three classes of servicing rights: a risk-managed forward loan class, or the risk-managed loan class, a forward loan class and a reverse loan class. Servicing assets associated with the forward loan class and the reverse loan class are amortized based on expected cash flows in proportion to and over the life of net servicing income. Amortization is recorded in net servicing revenue and fees in the consolidated statements of comprehensive income. Forward and reverse loan classes are stratified by product type and compared to the estimated fair value on a quarterly basis. To the extent that the carrying value for a stratum exceeds its estimated fair value, a valuation allowance is established with an impairment loss recognized in other expenses, net in the consolidated statements of comprehensive income. If the fair value of the impaired servicing asset increases, then we adjust the carrying value of the servicing asset as a reduction in the valuation allowance. We recognize a direct impairment to the servicing asset when the recoverability of the valuation allowance is determined to be unrecoverable.

For servicing assets associated with the risk-managed loan class, or those that are accounted for at fair value, we measure the fair value at each reporting date and record changes in fair value in servicing revenue and fees in the consolidated statements of comprehensive income.

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

Changes in these assumptions are generally expected to affect our results of operations as follows:

•

Increases in prepayments of principal generally reduce the value of our servicing rights as the underlying loans prepay faster which causes accelerated servicing right amortization or declines in the fair value of servicing rights,

•

Increases in defaults generally reduce the value of our servicing rights as the cost of servicing increases during the delinquency period due primarily to increases in servicing advances and related interest expense, which is partially offset by increases in ancillary fees,

•	Increases in discount rate reduce the value of our servicing rights due to the lower overall net present value of the cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. Except as noted below, our market risks have not changed materially since December 31, 2012.

Interest Rate Risk

Use of Derivatives to Manage Risk

An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates. As part of our overall interest rate risk management strategy, we enter into contracts or derivatives to hedge interest rate lock commitments and loans held for sale. These derivatives include forward sales commitments.

We enter into these derivative contracts with major financial institutions. Credit risk arises from the inability of these counterparties to meet the terms of the contracts. We minimize this risk through monitoring procedures and collateral requirements.

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our first quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materia1ly affect, our internal control over financial reporting. We acquired RMS on November 1, 2012, S1L on December 31, 2012, the ResCap net assets on January 31, 2013, the Ally Bank net assets on March 1, 2013 and the MetLife Bank net assets on March 1, 2013. We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal controls over financial reporting as we execute our integration activities.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of legal proceedings, see Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. There have been no material developments involving legal proceedings since December 31, 2012.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as noted below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

Lender-placed insurance is under increased scrutiny by regulators and, in the event changes are made to current practices, it could result in damages and/or reduced income from commissions for the Green Tree insurance business and/or material changes to the revenues derived from our historical insurance business.

Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance to protect the collateral and passes the premium onto the borrower. Walter Investment’s historical practice had been to place the coverage with a third-party carrier which, in turn, reinsured some of the exposure with Walter Investment Reinsurance Co., Ltd., our wholly-owned subsidiary. This practice ended effective December 31, 2011. Green Tree’s insurance agency acts as an agent for this purpose by placing the insurance coverage with a third-party carrier and for which the agency earns a commission. Both practices have come under the scrutiny of regulators. On March 21, 2013, Assurant, Inc., a third-party insurance carrier for which Green Tree’s insurance agency acts as a agent, and certain of Assurant’s subsidiaries entered into a Consent Order with the New York Department of Financial Services (“NY DFS”) concerning lender-placed policies issued by Assurant in New York. Among the Consent Order provisions, Assurant agreed that if the NY DFS prohibits all lender-placed carriers from paying compensation to servicers and their affiliates, Assurant will comply with the prohibition. If this prohibition becomes effective, revenues from our insurance agency business will be reduced in New York. We cannot be certain that Green Tree’s lender-placed insurance practices will not be further restricted or prohibited. Should this occur, the revenues from our insurance business could be significantly reduced or eliminated.

On March 29, 2013, the Federal Housing Finance Agency, or FHFA, as conservator of Fannie Mae and Freddie Mac (the “GSEs”), published notice in the Federal Register of proposed restrictions on lender-placed insurance practices related to loans purchased or guaranteed by the GSEs. The proposed restrictions would prohibit loan servicers, such as Green Tree, from receiving, directly or indirectly, remuneration associated with placing insurance coverage on serviced loans. This proposal may restrict Green Tree’s insurance agency from receiving future sales commissions when placing insurance on GSE loans serviced by Green Tree. Interested parties have 60 days from the date of the notice to provide comment or input to the FHFA. The FHFA has indicated that, four months after its receipt of such comments or input, it will provide guidance to servicers, including implementation schedules related to the proposed restrictions on lender-placed insurance practices.

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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: May 10, 2013	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2013	By:	/s/ Charles E. Cauthen
Charles E. Cauthen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Notes	Description

3	(6)	Amended and Restated Articles of Incorporation.

10.1	(1)	Amended and Restated 2011 Omnibus Incentive Plan.

10.2	(2)	Subordinated Indenture, dated as of January 13, 2012, between the Registrant and Wells Fargo Bank, National Association, as trustee.

10.3	(3)	Warehouse Agreement and Pricing Side Letter, each dated March 27, 2013 by and between Green Tree Servicing LLC, a wholly owned indirect subsidiary of the Registrant, and Credit Suisse First Boston Mortgage Capital LLC.

10.4	(4)	Amended and Restated Warehouse Agreement dated March 28, 2013 by and between Reverse Mortgage Solutions, Inc., a wholly owned indirect subsidiary of the Registrant, and the Royal Bank of Scotland plc.

10.5	(5)	Third Amendment to the Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective April 1, 2013 by and between Green Tree Servicing LLC, a wholly owned indirect subsidiary of the Registrant, and Fannie Mae.

31.1	(6)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(6)	Certification by Charles E. Cauthen pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(6)	Certification by Mark J. O’Brien and Charles E. Cauthen pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(6)	XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

		Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 8, 2013.

(2)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2012.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 28, 2013.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 2, 2013.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 9, 2013.

(6)	Filed herewith.