Form 10-Q
period 2013-06-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2013-08-08
CIK 1040719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The registrant had 36,956,904 shares of common stock outstanding as of July 31, 2013.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$532,620	$442,054
Restricted cash and cash equivalents	1,057,503	653,338
Residential loans at amortized cost, net	1,443,707	1,490,321
Residential loans at fair value	10,184,477	6,710,211
Receivables, net (includes $50,890 and $53,975 at fair value at June 30, 2013 and December 31, 2012, respectively)	269,021	259,009
Servicer and protective advances, net	1,044,410	173,047
Servicing rights, net (includes $880,950 and $0 at fair value at June 30, 2013 and December 31, 2012, respectively)	1,074,783	242,712
Goodwill	654,565	580,378
Intangible assets, net	137,909	144,492
Premises and equipment, net	155,411	137,785
Other assets (includes $229,383 and $949 at fair value at June 30, 2013 and December 31, 2012, respectively)	375,806	144,830

Total assets	$16,930,212	$10,978,177

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payables and accrued liabilities (includes $85,723 and $25,348 at fair value at June 30, 2013 and December 31, 2012, respectively)	$701,349	$260,610
Servicer payables	959,565	587,929
Servicing advance liabilities	737,629	100,164
Debt	3,625,115	1,146,249
Mortgage-backed debt (includes $721,080 and $757,286 at fair value at June 30, 2013 and December 31, 2012, respectively)	1,980,868	2,072,728
HMBS related obligations at fair value	7,805,846	5,874,552
Deferred tax liability, net	45,813	41,017

Total liabilities	15,856,185	10,083,249

Commitments and contingencies (Note 22)

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares;
Issued and outstanding - 0 shares at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares;
Issued and outstanding - 36,956,904 and 36,687,785 shares at June 30, 2013 and December 31, 2012, respectively	370	367
Additional paid-in capital	570,101	561,963
Retained earnings	503,086	332,105
Accumulated other comprehensive income	470	493

Total stockholders’ equity	1,074,027	894,928

Total liabilities and stockholders’ equity	$16,930,212	$10,978,177

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

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:
Restricted cash and cash equivalents	$57,278	$58,253
Residential loans at amortized cost, net	1,427,715	1,475,782
Residential loans at fair value	613,627	646,498
Receivables at fair value	50,890	53,975
Servicer and protective advances, net	78,309	77,082
Other assets	58,274	62,683

Total assets	$2,286,093	$2,374,273

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:

Payables and accrued liabilities	$8,753	$9,007
Servicing advance liabilities	65,505	64,552
Mortgage-backed debt (includes $721,080 and $757,286 at fair value at June 30, 2013 and December 31, 2012, respectively)	1,980,868	2,072,728

Total liabilities	$2,055,126	$2,146,287

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Net servicing revenue and fees	$257,306	$88,670	$394,315	$178,403
Net gains on sales of loans	235,949	—	314,394	—
Interest income on loans	36,796	40,453	73,694	79,733
Insurance revenue	18,050	16,803	35,584	36,765
Other revenues	21,132	4,963	28,987	8,829

Total revenues	569,233	150,889	846,974	303,730
EXPENSES
Salaries and benefits	145,282	55,541	252,015	112,944
General and administrative	125,712	33,887	213,152	62,916
Interest expense	68,290	44,523	122,432	90,361
Depreciation and amortization	17,614	11,814	33,947	23,833
Provision for loan losses	95	1,957	1,821	3,526
Other expenses, net	2,056	3,180	2,426	6,666

Total expenses	359,049	150,902	625,793	300,246
OTHER GAINS
Net fair value gains on reverse loans and related HMBS obligations	26,731	—	63,519	—
Other net fair value gains	1,656	788	395	5,551

Total other gains	28,387	788	63,914	5,551
Income before income taxes	238,571	775	285,095	9,035
Income tax expense	95,339	347	114,114	3,472

Net income	$143,232	$428	$170,981	$5,563

Comprehensive income	$143,211	$422	$170,958	$5,615

Net income	$143,232	$428	$170,981	$5,563

Basic earnings per common and common equivalent share	$3.82	$0.01	$4.56	$0.19
Diluted earnings per common and common equivalent share	3.75	0.01	4.47	0.19
Weighted-average common and common equivalent shares outstanding — basic	36,925	28,916	36,902	28,857
Weighted-average common and common equivalent shares outstanding — diluted	37,585	29,085	37,613	29,015

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income
Balance at January 1, 2013	36,687,785	$367	$561,963	$332,105	$493	$894,928
Net income				170,981		170,981
Other comprehensive loss, net of tax					(23)	(23)
Share-based compensation			6,542			6,542
Excess tax benefit on share-based compensation			481			481
Issuance of shares under incentive plans	269,119	3	1,115			1,118

Balance at June 30, 2013	36,956,904	$370	$570,101	$503,086	$470	$1,074,027

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

Condensed Consolidated Statements of Cash Flows
	For the Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$170,981	$5,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(63,519)	—
Amortization of servicing rights	22,533	26,126
Change in fair value of servicing rights	(44,002)	—
Non-Residual Trusts net fair value losses	1,324	329
Other net fair value losses	4,774	1,661
Accretion of residential loan discounts and advances	(9,140)	(9,996)
Accretion of discounts on debt and amortization of deferred debt issuance costs	10,080	5,593
Amortization of master repurchase agreements deferred issuance costs	2,226	—
Provision for loan losses	1,821	3,526
Depreciation and amortization of premises and equipment and intangible assets	33,947	23,833
Non-Residual Trusts losses on real estate owned, net	524	416
Other losses (gains) on real estate owned, net	(2,439)	1,794
Provision (benefit) for deferred income taxes	19,259	(8,680)
Share-based compensation	6,542	8,363
Purchases and originations of residential loans held for sale	(5,281,349)	—
Proceeds from sales of and payments on residential loans held for sale	3,775,479	—
Net gains on sales of loans	(314,394)	—
Other	(455)	(411)
Changes in assets and liabilities
Increase in receivables	(17,846)	(10,947)
Decrease (increase) in servicer and protective advances	(684,016)	16,596
Increase in other assets	(9,421)	(675)
Increase (decrease) in payables and accrued liabilities	322,377	(13,409)
Increase in servicer payables	234	170

Cash flows provided by (used in) operating activities	(2,054,480)	49,852

Investing activities
Purchases and originations of reverse loans held for investment	(1,864,687)	—
Principal payments received on reverse loans held for investment	141,702	—
Principal payments received on forward loans related to Residual Trusts	53,521	49,801
Principal payments received on forward loans related to Non-Residual Trusts	30,524	31,684
Payments received on receivables related to Non-Residual Trusts	8,141	8,571
Cash proceeds from sales of real estate owned, net related to Residual Trusts	3,641	3,702
Cash proceeds from sales of other real estate owned, net	10,137	4,757
Purchases of premises and equipment	(17,240)	(3,787)
Decrease (increase) in restricted cash and cash equivalents	(32,425)	11,533
Payment for acquisitions of businesses, net of cash acquired	(478,084)	—
Acquisitions of servicing rights	(537,296)	—
Other	(919)	(2,036)

Cash flows provided by (used in) investing activities	(2,682,985)	104,225

Financing activities
Proceeds from issuance of debt, net of debt issuance costs	1,012,713	—
Payments on debt	(39,124)	(43,072)
Proceeds from securitizations of reverse mortgage loans	1,983,878	—
Payments on HMBS related obligations	(155,312)	—
Issuances of servicing advance liabilities	1,216,475	146,906
Payments on servicing advance liabilities	(579,010)	(143,869)
Net change in master repurchase agreements	1,494,176	—
Other debt issuance costs paid	(6,364)	(825)
Payments on mortgage-backed debt related to Residual Trusts	(55,685)	(49,081)
Payments on mortgage-backed debt related to Non-Residual Trusts	(44,297)	(47,351)
Other	581	1,368

Cash flows provided by (used in) financing activities	4,828,031	(135,924)
Net increase in cash and cash equivalents	90,566	18,153
Cash and cash equivalents at the beginning of the period	442,054	18,739

Cash and cash equivalents at the end of the period	$532,620	$36,892

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based business services provider to the residential mortgage industry focused on providing specialty servicing for credit-sensitive residential mortgages and reverse mortgages. The Company also originates, purchases and sells mortgage loans into the secondary market. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans and reverse mortgage loans and operates an insurance agency serving residential loan customers. The Company operates throughout the United States, or U.S. At June 30, 2013, the Company serviced approximately 2.0 million accounts compared to 1.0 million accounts at December 31, 2012.

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

Acquisition of Reverse Mortgage Solutions, Inc.

On November 1, 2012, the Company acquired 100% of the outstanding shares of Reverse Mortgage Solutions, Inc., or RMS. Based in Spring, Texas, RMS provides a full suite of services to the reverse mortgage sector, including servicing, sub-servicing, loan origination and securitization, and related technology. The acquisition of RMS positions the Company as a full service provider in the reverse mortgage servicing sector with new growth opportunities and represents an extension of the Company’s fee-for-service business model. Refer to Note 3 for further information regarding the acquisition of RMS.

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

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s material estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure and borrower mortality rates and include, but are not limited to, the allowance for loan losses as well as the valuation of residential loans, receivables, servicing rights, goodwill and intangibles, real estate owned, derivatives, curtailment liability, mortgage-backed debt and the HMBS related obligations. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, actual results may differ from these estimates.

Changes in Presentation

During the first quarter of 2013, the Company renamed servicing revenues and fees within the consolidated statements of comprehensive income to net servicing revenues and fees and reclassified amortization of servicing rights that was previously included as part of depreciation and amortization to net servicing revenue and fees. Given the growth in the Company’s third party servicing portfolio resulting from recent acquisitions, this change in presentation was made to better reflect the economics of servicing activities. This change in presentation resulted in a reduction of $13.2 million and $26.1 million to historical servicing revenue and fees and depreciation and amortization for the three and six months ended June 30, 2012, respectively.

The Company also renamed net fair value gains (losses) to other net fair value gains (losses) and separated net fair value gains on reverse loans and related HMBS obligations that were previously included in historical net fair value gains (losses) to its own line item in the consolidated statements of comprehensive income.

During the second quarter of 2013, the Company segregated residential loans at amortized cost, net and residential loans at fair value into two separate line items in the consolidated balance sheets. These assets were previously shown in the aggregate in residential loans, net in the consolidated balance sheets.

Reclassifications and Error Corrections

During the second and fourth quarters of 2012, the Company made immaterial corrections of errors in certain amounts in its consolidated balance sheet at December 31, 2011 as well as to acquisition date fair values at July 1, 2011 of the assets acquired and liabilities assumed resulting from the acquisition of GTCS Holdings, LLC, or Green Tree. Amounts received by the Company and required to be legally segregated in separate bank accounts have been corrected by reclassifying balances from cash and cash equivalents to restricted cash and cash equivalents. In addition, amounts for which the Company does not meet the right of offset criteria have been corrected by reclassifying balances from servicer and protective advances to servicer payables. Lastly, cash balances that were overdrawn at period end have been corrected by reclassifying balances from payables and accrued liabilities to cash and cash equivalents as the legal right of offset exists within the same banking institution. These revisions had no impact on the Company’s net income. The impact of correcting these errors was a decrease of $3.7 million to cash flows provided by operating activities, an increase of $1.5 million to cash flows provided by investing activities and a decrease of less than $0.1 million to cash flows used in financing activities for the six months ended June 30, 2012, respectively.

Accounting for Recently Purchased Servicing Rights

At December 31, 2012 and during the three months ended March 31, 2013, the Company purchased mortgage servicing right portfolios as part of certain business combination and asset purchase transactions. During the second quarter of 2013, the Company, in consultation with its advisors, made a correction to its accounting for servicing rights and related intangible assets. There was no significant impact on previously reported net income, earnings per share, stockholders’ equity, or on net cash used in operating activities as a result of this change. The Company has concluded that the impact was not material to the Company’s consolidated financial statements at December 31, 2012, or for the three months ended March 31, 2013.

Prior to the change, values assigned to these acquired portfolios were reflected in servicing rights and related intangible assets, net. Effective with the change, the entire value is now reflected in servicing rights, net. As a result, servicing rights increased and other intangible assets decreased by $412.4 million and $17.4 million at March 31, 2013 and December 31, 2012, respectively. Also, intangible amortization and net servicing revenue and fees were each reduced by $14.1 million for the three months ended March 31, 2013.

The year-to-date footnote disclosures related to servicing rights and intangibles also reflect corrections, including revision of certain market data assumptions used to estimate the fair value of these servicing rights. Also, the previously disclosed estimate of intangible amortization expected to be expensed in future periods will now be reflected in service revenue and fees as a realization of expected cash flows for the related servicing rights; however, the timing of recognition may differ since the intangible amortization model differs from the servicing rights fair value measurement model.

Servicing Rights Fair Value Election

Prior to January 1, 2013, all servicing rights were initially recorded at fair value and subsequently accounted for at amortized cost. In addition, the Company classified its servicing rights as either a forward loan class or a reverse loan class. Given recent acquisitions and based upon anticipated risk management strategies, effective January 1, 2013 the Company began classifying its servicing rights as a risk-managed forward loan class, a forward loan class or a reverse loan class. The forward loan class and the reverse loan class continue to be accounted for at amortized cost. The Company has elected to account for the new risk-managed forward loan class at fair value effective as of January 1, 2013. The risk-managed forward loan class consists of servicing rights acquired in 2013 as well as servicing rights acquired as part of an MSR pool on December 31, 2012. The servicing rights acquired as part of an MSR pool were previously accounted for at amortized cost, however are now accounted for at fair value retrospective to January 1, 2013. This election on January 1, 2013 had no impact on retained earnings. Refer to Notes 2 and 11 for further information regarding servicing rights.

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

2. Significant Accounting Policies

Included in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company as a result of the recent business combinations and asset purchases.

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

The Company’s agreements with GSEs and other third parties include representations and warranties related to the loans the Company sells. The representations and warranties require adherence to GSE origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. In the event of a breach of its representations and warranties, which are generally enforceable at any time over the life of the loan, the Company may be required to either repurchase the residential loans at par with the identified defects or indemnify the investor or insurer for applicable incurred losses. In such cases, the Company bears any subsequent credit loss on the residential loans. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender. The Company actively contests claims to the extent that the Company does not consider the claims to be valid. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company’s underwriting and quality assurance practices and by servicing residential loans to meet investor standards.

The Company records a provision for losses relating to such representations and warranties as part of its loan sale transactions at the time the loan is sold in accordance with the accounting guidance for guarantees. The provision is a reduction in the net gains on sales of loans in the consolidated statements of comprehensive income. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, historical defect rates, repurchase rates, resale rates and the probability of reimbursement by the correspondent loan seller. The liability established at the time loans are sold, which is recorded in payables and accrued liabilities, is continually updated based on changes in estimates, with those changes recorded as a component of general and administrative expenses in the consolidated statements of comprehensive income.

The level of the liability for representations and warranties requires considerable management judgment. The level of residential loan repurchase losses is dependent on economic factors and external conditions that may change over the lives of the underlying loans. Refer to Note 22 for further discussion.

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

The Company enters into commitments to purchase and originate forward loans at interest rates that are determined prior to funding. Commitments to originate loans, which are referred to as interest rate lock commitments, or IRLCs, and loan purchase commitments, or LPCs, are considered freestanding derivatives, as these instruments are not designated as hedging instruments under GAAP, and are recorded at fair value at inception. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan and for commitments to originate loans, changes in the probability that the loan will fund within the terms of the commitment, affected primarily by changes in interest rates and the passage of time. The aggregate fair values of IRLCs and LPCs in the consolidated balance sheet are recorded in other assets or payables and accrued liabilities. The interest exposure on the Company’s IRLCs and LPCs is economically hedged with forward sales commitments, the fair value of which is also recorded in other assets or payables and accrued liabilities. Management has elected not to designate the freestanding derivative forward sales commitments as hedges under GAAP. Changes in the fair value of the IRLCs, LPCs and related forward sales commitments are recognized as gain or loss on sale of forward loans held for sale included in net gains on sales of loans in the consolidated statements of comprehensive income. Cash flows related to IRLCs, LPCs and forward sales commitments are included in operating activities in the consolidated statements of cash flows to match the cash flows of the hedged item.

Servicing Rights

Servicing rights are an intangible asset representing the right to service a portfolio of loans. Capitalized servicing rights historically related to servicing and sub-servicing contracts acquired in connection with business combinations. Additionally, the Company has recently acquired the rights to service loans through the purchase of such rights from third parties or through the transfer of purchased or originated loans with servicing rights retained. Servicing rights are recorded at fair value at inception and are subsequently accounted for using the amortization method or the fair value measurement method, based on the Company’s strategy for managing the risks of the underlying portfolios. Risks inherent in servicing rights include prepayment and interest rate risks. Refer to Note 11 for information regarding accounting for servicing rights.

The Company identifies classes of servicing rights based upon the availability of market inputs used in determining their fair values and its planned risk management strategy associated with the servicing rights. Based upon these criteria, the Company has identified three classes of servicing rights: a risk-managed forward loan class, or the risk-managed loan class, a forward loan class and a reverse loan class. The risk-managed loan class includes loan portfolios for which the Company could apply a hedging strategy in the future. Servicing assets associated with the forward loan class and the reverse loan class are amortized based on expected cash flows in proportion to and over the life of net servicing income. Amortization is recorded as a reduction to servicing revenue and fees in the consolidated statements of comprehensive income. Servicing assets are stratified by product type and compared to the estimated fair value on a quarterly basis. To the extent that the carrying value for a stratum exceeds its estimated fair value, a valuation allowance is established with an impairment loss recognized in other expenses, net in the consolidated statements of comprehensive income. If the fair value of the impaired servicing asset increases, the Company adjusts the carrying value of the servicing asset as a reduction in the valuation allowance. The Company recognizes a direct impairment to the servicing asset when the valuation allowance is determined to be unrecoverable.

For servicing assets associated with the risk-managed loan class, which are accounted for at fair value, the Company measures the fair value at each reporting date and records changes in fair value in net servicing revenue and fees in the consolidated statements of comprehensive income.

Curtailment Liability

The Company is required to service its portfolio of loans on behalf of third parties in accordance with certain regulations established by the Department of Housing and Urban Development, or HUD, and GSEs. In certain instances in which servicing requirements are not followed or certain timelines are missed, referred to as servicing errors, the Company is potentially exposed to a curtailment of interest which results in an obligation to the investor in the loans or to HUD depending on facts and circumstances surrounding the servicing error. The Company accounts for its obligations for servicing errors as loss contingencies, and accruals for expected losses are recorded when the losses are deemed both probable and able to be reasonably estimated. The Company believes it has adequately accrued for these potential liabilities, however, facts and circumstances may change that could cause the actual liabilities to exceed the estimates, or that may require adjustments to the recorded liability balances in the future. Refer to the Reverse Mortgage Servicing section of Note 22 for further information related to servicing errors.

3. Acquisitions

ResCap Net Assets

On January 31, 2013, the Company acquired the assets and assumed the liabilities relating to all of ResCap’s Fannie Mae MSRs and related servicer advances, and ResCap’s mortgage originations and capital markets platforms for an adjusted purchase price of $487.2 million. At closing, the ResCap Fannie Mae MSRs were associated with loans totaling $42.3 billion in unpaid principal balance. The Company made cash payments of $15.0 million in the fourth quarter of 2012 and $477.0 million on January 31, 2013, which were partially funded with net proceeds from an October 2012 common stock offering and borrowings from the Company’s incremental secured credit facility. The total cash paid of $492.0 million is subject to purchase price adjustments during the 120-day period subsequent to the closing date. Any purchase price adjustment is subject to a 60-day review period by the seller. The Company has agreed to extend the seller’s review period for an additional 30 days. The total cash paid in excess of the adjusted purchase price is refundable to the Company at the end of the adjustment period. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The purchase consideration of $487.2 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. Measurement period adjustments were recorded during the six months ended June 30, 2013 for provisional adjustments to certain liabilities existing at the acquisition date. The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded, and the adjusted preliminary purchase price allocation of assets acquired and liabilities assumed (in thousands):

	Originally Reported	Measurement Period Adjustments	Adjusted Preliminary
Assets
Servicer and protective advances	$186,241	$—	$186,241
Servicing rights (1)	242,604	—	242,604
Goodwill	52,548	(3,582)	48,966
Intangible assets (1)	8,000	—	8,000
Premises and equipment	18,102	—	18,102

Total assets acquired	507,495	(3,582)	503,913

Liabilities
Payables and accrued liabilities	20,270	(3,582)	16,688

Total liabilities assumed	20,270	(3,582)	16,688

Fair value of net assets acquired	$487,225	$—	$487,225

(1)	The originally reported amounts for servicing rights and intangible assets were revised in the current period. Refer to Note 1 for further discussion.

The following table presents the estimate of identifiable intangible assets and capitalized software recognized at acquisition of the ResCap net assets with the corresponding weighted-average amortization periods at the acquisition date (dollars in thousands):

	Estimated Fair Value	Weighted- Average Amortization Period (in years)
Intangible assets - trade name	$8,000	8.0
Capitalized software (1)	17,100	3.0

Total intangible assets and capitalized software	$25,100	4.6

(1)	Capitalized software is included in premises and equipment in the consolidated balance sheet.

Servicer and protective advances acquired in connection with the acquisition of the ResCap net assets have a fair value of $186.2 million and gross contractual amounts receivable of $195.9 million, of which $9.7 million is not expected to be collected. The ResCap net assets have been allocated to the Servicing and Originations segments. Refer to Note 21 for further information regarding segments. Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are the expected future earnings and projections of growth. The goodwill related to the acquisition of the ResCap net assets was allocated to the Originations segment, of which $45.7 million is expected to be tax deductible.

The amount of revenues and net income related to the ResCap net assets and Ally Bank net assets included in the Company’s consolidated statement of comprehensive income for the three months ended June 30, 2013 were $318.0 million and $121.5 million, respectively, and for the period from the date of acquisition through June 30, 2013 were $398.4 million and $135.2 million, respectively. During the six months ended June 30, 2013, the Company incurred $3.0 million in acquisition-related costs to acquire the ResCap net assets, which are included in general and administrative expenses in the consolidated statement of comprehensive income. No acquisition-related costs associated with the ResCap net assets were recorded during the three months ended June 30, 2013.

Ally Bank Net Assets

On March 1, 2013, the Company acquired the correspondent lending and wholesale broker businesses of Ally Bank for a cash payment of $0.1 million. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The purchase consideration of $0.1 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed (in thousands):

Originally Reported
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

MetLife Bank Net Assets

On March 1, 2013, the Company purchased the residential mortgage servicing platform, including certain servicing related technology assets, and the related work force of MetLife Bank, N.A. located in Irving, Texas. The purchase price of $1.0 million was paid in cash. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The Company allocated $0.8 million to goodwill, $0.4 million to premises and equipment, and $0.2 million to payables and accrued liabilities based on preliminary fair values as of the acquisition date. The MetLife Bank net assets, including goodwill, have been allocated to the Servicing segment. All of the goodwill recorded is expected to be tax deductible. During the three and six months ended June 30, 2013, the Company incurred $0.1 million and $0.2 million, respectively, in acquisition-related costs to acquire the MetLife Bank net assets, which are included in general and administrative expenses in the consolidated statement of comprehensive income.

Bank of America Asset Purchase

On January 31, 2013, the Company purchased Fannie Mae MSRs, from Bank of America, N.A. for total consideration of $495.7 million, of which $481.6 million was paid as of June 30, 2013 and $14.1 million is included in payables and accrued liabilities in the consolidated balance sheet. At closing, the Fannie Mae MSRs were associated with loans totaling $84.4 billion in unpaid principal balance. As part of the asset purchase agreement, Bank of America, N.A. is to provide subservicing on an interim basis while the loan servicing is transferred in tranches to the Company’s servicing systems. As each tranche is boarded, the Company is also obligated to purchase the related servicer advances associated with the boarded loans. From the date of the closing through June 30, 2013, the Company has purchased $654.4 million of servicer advances as part of the asset purchase agreement. The Company anticipates that all servicing transfers will be completed by December 2013 and Bank of America, N.A. will cease to be the subservicer. Refer to Note 11 for further information regarding servicing rights.

Reverse Mortgage Solutions, Inc.

On November 1, 2012, the Company acquired all of the outstanding shares of RMS. The purchase consideration of $136.3 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. Measurement period adjustments were recorded during the six months ended June 30, 2013 for certain assumed contingent liabilities existing at the acquisition date. The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded, and the adjusted preliminary purchase price allocation of assets acquired and liabilities assumed (in thousands):

	Originally Reported at Dec 31, 2012	Measurement Period Adjustments	Adjusted Preliminary
Assets
Cash	$19,683	$—	$19,683
Restricted cash	1,401	—	1,401
Residential loans	5,331,989	—	5,331,989
Receivables	11,832	—	11,832
Servicer and protective advances	17,615	—	17,615
Servicing rights	15,916	—	15,916
Goodwill	101,199	24,310	125,509
Intangible assets	20,800	—	20,800
Premises and equipment	15,633	—	15,633
Deferred tax asset, net	19,052	14,489	33,541
Other assets	13,245	—	13,245

Total assets acquired	5,568,365	38,799	5,607,164

Liabilities
Payables and accrued liabilities	29,357	38,799	68,156
Debt	148,431	—	148,431
HMBS related obligations	5,254,231	—	5,254,231

Total liabilities assumed	5,432,019	38,799	5,470,818

Fair value of net assets acquired	$136,346	$—	$136,346

Security One Lending

The purchase price of the S1L acquisition in the fourth quarter of 2012 included contingent earn-out payments to be paid in cash of up to $10.9 million dependent on the achievement of certain designated performance targets over the twelve months following the acquisition. The Company recorded a liability for the contingent earn-out payments of $6.1 million at December 31, 2012 based on the Company’s estimate of the fair value of the contingent earn-out payments at that time. At June 30, 2013, the Company revised its estimate of the fair value of contingent earn-out payments to $10.9 million, the maximum earn-out, based on S1L’s performance during the six months ended June 30, 2013. The Company recorded losses related to the adjustment of the fair value of this contingent earn-out of $1.1 million and $4.8 million during the three and six months ended June 30, 2013, respectively, which is included in other net fair value gains in the consolidated statements of comprehensive income.

Pro Forma Financial Information

The following table presents the pro forma combined revenues and net income as if the ResCap net assets and the Ally Bank net assets had been acquired on January 1, 2012 and RMS and S1L on January 1, 2011 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$569,233	$180,013	$885,417	$452,732
Net income (loss)	143,232	(1,719)	174,415	59,635
Net income (loss) per share - basic	3.82	(0.05)	4.65	1.62
Net income (loss) per share - diluted	3.75	(0.05)	4.57	1.58

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

Costs Associated with Exit Activities

As a result of the acquisition of Green Tree on July 1, 2011, the Company took steps in 2011 to manage and optimize the combined operations of the consolidated company. The major costs incurred as a result of these actions are severance and other-related costs, which are recorded in salaries and benefits in the consolidated statements of comprehensive income. Charges associated with these exit activities have not been allocated to business segments and are included in Other in Note 21. The Company completed these exit activities at the end of October 2012; final payments or other settlements are expected to be completed by the fourth quarter of 2013.

The following table summarizes the accrued liability, which is included in payables and accrued liabilities in the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these activities (in thousands):

	Severance and Other-Related Costs	Other	Total
Balance at January 1, 2013	$1,397	$261	$1,658
Cash payments or other settlements	(706)	(42)	(748)

Balance at March 31, 2013	691	219	910
Cash payments or other settlements	(365)	(33)	(398)

Balance at June 30, 2013	$326	$186	$512

Total incurred and expected charges	$5,377	$400	$5,777

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

Non-Residual Trusts

The Company determined that it is the primary beneficiary of ten securitization trusts for which it does not own any residual interests. The Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. However, as part of a prior agreement to acquire the rights to service the loans in these securitization trusts, the Company has certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates, which is the date each loan pool falls to 10% of the original principal amount. The Company will take control of the remaining collateral in the trusts when these calls are exercised, thus the clean-up call is deemed a variable interest as the Company will be required under this obligation to absorb any losses of the VIEs subsequent to these calls, which could potentially be significant to each VIE. Additionally, as servicer of the VIEs, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the VIEs.

The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $418.3 million.

For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in letters of credit, or LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $280.8 million and $285.4 million at June 30, 2013 and December 31, 2012, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated VIEs section of this Note.

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

Servicer and Protective Advance Financing Facility

A wholly-owned subsidiary of the Company, or the Subsidiary, engages in operating activities that are restricted to the purchase of servicer and protective advances from certain of the Company’s affiliates and assignment of those advance receivables to various lenders under a financing agreement with a third-party agent. Due to these restrictions, the Subsidiary is deemed to be a VIE as the Company is deemed both to have the power to direct the activities most significant to the economic performance of the Subsidiary, as well as the obligation to absorb losses or receive residual returns, which could be potentially significant.

The assets and liabilities of the Subsidiary represent servicer and protective advances purchased from affiliates and obligations to lenders under a financing agreement, or the Receivables Loan Agreement. The amount of purchased advances under the Receivables Loan Agreement is classified as servicer and protective advances, net while the amount of obligations to lenders under the Receivables Loan Agreement is recorded as servicing advance liabilities in the consolidated balance sheets. The assets of the Subsidiary are pledged as collateral to satisfy the obligations of lenders under the Receivables Loan Agreement. Those obligations are not cross-collateralized and the lenders do not have recourse to the Company.

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

Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	Carrying Amount of Assets and Liabilities of Consolidated VIEs
	June 30, 2013
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing	Total
Assets
Restricted cash and cash equivalents	$43,153	$14,125	$—	$57,278
Residential loans at amortized cost, net	1,427,715	—	—	1,427,715
Residential loans at fair value	—	613,627	—	613,627
Receivables at fair value	—	50,890	—	50,890
Servicer and protective advances, net	—	—	78,309	78,309
Other assets	56,559	1,715	—	58,274

Total assets	$1,527,427	$680,357	$78,309	$2,286,093

Liabilities
Payables and accrued liabilities	$8,753	$—	$—	$8,753
Servicing advance liabilities	—	—	65,505	65,505
Mortgage-backed debt	1,259,788	721,080	—	1,980,868

Total liabilities	$1,268,541	$721,080	$65,505	$2,055,126

	Carrying Amount of Assets and Liabilities of Consolidated VIEs
	December 31, 2012
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing	Total
Assets
Restricted cash and cash equivalents	$43,856	$14,397	$—	$58,253
Residential loans at amortized cost, net	1,475,782	—	—	1,475,782
Residential loans at fair value	—	646,498	—	646,498
Receivables at fair value	—	53,975	—	53,975
Servicer and protective advances, net	—	—	77,082	77,082
Other assets	60,669	2,014	—	62,683

Total assets	$1,580,307	$716,884	$77,082	$2,374,273

Liabilities
Payables and accrued liabilities	$9,007	$—	$—	$9,007
Servicing advance liabilities	—	—	64,552	64,552
Mortgage-backed debt	1,315,442	757,286	—	2,072,728

Total liabilities	$1,324,449	$757,286	$64,552	$2,146,287

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

As noted above, the Company has determined that for seven of these securitization trusts, the Company is the primary beneficiary due to a mandatory clean-up call obligation related to these trusts and, accordingly, the Company has consolidated the seven trusts in the consolidated balance sheets. However, for the four remaining securitization trusts for which the Company does not have a mandatory clean-up call obligation, the Company’s involvement consists only of servicer and the LOC reimbursement obligation. As explained in the Consolidated VIEs section above, the Company does not expect that the final $165.0 million in LOCs will be drawn. As the Company’s only involvement is that of servicer and the LOC reimbursement obligation, which is not expected to be drawn, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have a variable interest that could potentially be significant to the VIEs. Accordingly, the four securitization trusts have not been consolidated on the Company’s consolidated balance sheets. The Company serviced $210.4 million and $223.3 million of loans related to the four unconsolidated securitization trusts at June 30, 2013 and December 31, 2012, respectively.

The following table presents the carrying amounts of the Company’s assets that relate to its variable interests in the VIEs associated with letter of credit reimbursement obligations that are not consolidated, as well as its maximum exposure to loss and the unpaid principal balance of the total assets of these unconsolidated VIEs (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Total Assets of Unconsolidated VIEs
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Total	Maximum Exposure to Loss (1)
Servicing arrangements with letter of credit reimbursement obligation
June 30, 2013	$2,075	$2,631	$4,706	$169,706	$210,362
December 31, 2012	2,319	2,691	5,010	170,010	223,251

(1)	The Company’s maximum exposure to loss related to these unconsolidated VIEs equals the carrying value of servicing rights, net and servicer and protective advances, net recognized on the Company’s consolidated balance sheets plus an obligation to reimburse a third party for the final $165.0 million drawn on LOCs discussed above.

5. Transfers of Residential Loans

Transfers of Reverse Loans

In connection with the acquisition of RMS, the Company is an approved issuer of the Government National Mortgage Association, or GNMA, Home Equity Conversion Mortgage-Backed Securities, or HMBS. The HMBS securities are guaranteed by GNMA and collateralized by participation interests in Home Equity Conversion Mortgages, or HECMs, insured by the Federal Housing Administration, or FHA. The Company both originates and acquires HECM reverse mortgage loans. The loans are then pooled into HMBS securities that are sold into the secondary market with servicing rights retained. Based upon the structure of the GNMA securitization program, the Company has determined that it has not met all of the requirements for sale accounting and therefore accounts for these transfers as secured borrowings. Under this accounting treatment, the HECM reverse mortgage loans remain on the consolidated balance sheets as residential loans. The proceeds from the transfer of assets are recorded as HMBS related obligations with no gain or loss recognized on the transfer. The holders of the HMBS beneficial interests have recourse to the Company to the extent of their participation in the HECM loans, but do not have recourse to the general assets of the Company.

The Company elected to measure reverse mortgage loans and HMBS related obligations at fair value. The change in fair value of the reverse mortgage loans and HMBS related obligations are included in net fair value gains on reverse loans and related HMBS obligations in the consolidated statements of comprehensive income. Also included in net fair value gains on reverse loans and related HMBS obligations is the contractual interest income earned on the reverse mortgage loans and the contractual interest expense incurred on the HMBS related obligations as well as fair value adjustments. Net fair value gains on reverse loans and related HMBS obligations is recognized as an adjustment in reconciling net income to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Purchases and originations of and principal payments received on reverse loans held for investment are included in investing activities in the consolidated statements of cash flows. Proceeds from securitizations of reverse mortgage loans and payments on HMBS related obligations are included in financing activities in the consolidated statements of cash flows.

At June 30, 2013, the unpaid principal balance associated with the residential loans and real estate owned pledged as collateral to the pools was $6.9 billion.

Transfers of Forward Loans

In connection with the acquisition of the ResCap net assets, the Company has grown its originations business. As part of its origination activities, the Company sells or securitizes forward loans it originates or purchases from third parties, generally in the form of mortgage-backed securities guaranteed by Fannie Mae. Securitization usually occurs within 30 days of loan closing or purchase. The Company may retain servicing rights associated with the transferred loans for which it receives a servicing fee for services provided. The Company acts only as the servicer and does not have a variable interest in the securitization trusts and, as a result, these loans are accounted for as sales upon transfer.

The Company elected to measure residential loans held for sale at fair value. The gains and losses on the transfer of loans held for sale are included in net gains on sales of loans in the consolidated statements of comprehensive income. Also included in net gains on sales of loans is interest income earned during the period the loans were held, changes in fair value of loans and the gain or loss on the related derivatives. Refer to Note 7 for information on these derivative financial instruments. All residential loans held for sale and related derivative balances are included in operating activities in the consolidated statements of cash flows.

The following table presents a summary of cash flows related to transfers of forward loans accounted for as sales (in thousands):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Proceeds received from transfers	$3,507,477	$3,631,818
Servicing fees collected	426	447

In connection with these transfers, the Company recorded servicing rights of $36.3 million and $37.6 million for the three and six months ended June 30, 2013, respectively. All servicing rights are initially recorded at fair value using a Level 3 measurement technique based on the present value of projected cash flows over the estimated period of net servicing income. Refer to Note 11 for information relating to servicing of residential loans.

Certain guarantees arise from agreements associated with the sale of the Company’s residential loans. Under these agreements, the Company may be obligated to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 22 for further information.

The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with forward loans that have been transferred with servicing rights retained and the unpaid principal balance of transferred loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheet			Unpaid Principal Balance of Transferred Loans
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Total
Servicing arrangements associated with transfers of forward loans
June 30, 2013	$42,264	$—	$42,264	$3,484,501

At June 30, 2013, there were $0.3 million in transferred residential loans serviced by the Company that were 60 days or more past due. There were no charge-offs, net of recoveries associated with these transferred loans during the three and six months ended June 30, 2013.

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

Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers into or out of Level 3, and there were no transfers between Level 1 and Level 2, during the three and six months ended June 30, 2013 and 2012.

Items Measured at Fair Value on a Recurring Basis

The following tables summarize the assets and liabilities in each level of the fair value hierarchy (in thousands):

	Recurring Fair Value Measurements at June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Reverse loans	$—	$—	$7,906,635	$7,906,635
Residential loans related to Non-Residual Trusts	—	—	613,627	613,627
Forward loans held for sale	—	1,664,215	—	1,664,215
Receivables related to Non-Residual Trusts	—	—	50,890	50,890
Servicing rights carried at fair value	—	—	880,950	880,950
Derivative instruments	—	167,703	61,680	229,383

Total assets	$—	$1,831,918	$9,513,782	$11,345,700

Liabilities
Mandatory repurchase obligation	$—	$—	$8,867	$8,867
Professional fees liability related to certain securitizations	—	—	7,350	7,350
Contingent earn-out payments	—	—	10,900	10,900
Derivative instruments	—	39,279	19,327	58,606
Mortgage-backed debt related to Non-Residual Trusts	—	—	721,080	721,080
HMBS related obligations	—	—	7,805,846	7,805,846

Total liabilities	$—	$39,279	$8,573,370	$8,612,649

	Recurring Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Reverse loans (1)	$—	$—	$6,047,108	$6,047,108
Residential loans related to Non-Residual Trusts	—	—	646,498	646,498
Forwards loans held for sale	—	16,605	—	16,605
Receivables related to Non-Residual Trusts	—	—	53,975	53,975
Derivative instruments	—	—	949	949

Total assets	$—	$16,605	$6,748,530	$6,765,135

Liabilities
Mandatory repurchase obligation	$—	$—	$9,999	$9,999
Professional fees liability related to certain securitizations	—	—	8,147	8,147
Contingent earn-out payments	—	—	6,100	6,100
Derivative instruments	—	1,102	—	1,102
Mortgage-backed debt related to Non-Residual Trusts	—	—	757,286	757,286
HMBS related obligations	—	—	5,874,552	5,874,552

Total liabilities	$—	$1,102	$6,656,084	$6,657,186

(1)	Includes $28.5 million in reverse loans held for sale at December 31, 2012.

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended June 30, 2013
	Fair Value April 1, 2013	ResCap Net Assets Acquisition	Total Gains (Losses) Included in Net Income	Purchases	Sales	Issuances	Settlements	Fair Value June 30, 2013
Assets
Reverse loans	$7,106,943	$—	$101,304	$464,494	$(272)	$337,972	$(103,806)	$7,906,635
Residential loans related to Non-Residual Trusts	627,430	—	16,938	—	—	—	(30,741)	613,627
Receivables related to Non-Residual Trusts	53,671	—	1,219	—	—	—	(4,000)	50,890
Servicing rights carried at fair value	759,683	—	65,077	19,885	—	36,305	—	880,950
Derivative instruments (IRLCs)	59,573	—	2,107	—	—	—	—	61,680

Total assets	$8,607,300	$—	$186,645	$484,379	$(272)	$374,277	$(138,547)	$9,513,782

Liabilities
Mandatory repurchase obligation	$(9,695)	$—	$566	$—	$—	$—	$262	$(8,867)
Professional fees liability related to certain securitizations	(7,739)	—	(210)	—	—	—	599	(7,350)
Derivative instruments (IRLCs)	—	—	(19,327)	—	—	—	—	(19,327)
Contingent earn-out payments	(9,794)	—	(1,106)	—	—	—	—	(10,900)
Mortgage-backed debt related to Non-Residual Trusts	(738,434)	—	(15,845)	—	—	—	33,199	(721,080)
HMBS related obligations	(6,887,583)	—	(74,353)	—	—	(943,359)	99,449	(7,805,846)

Total liabilities	$(7,653,245)	$—	$(110,275)	$—	$—	$(943,359)	$133,509	$(8,573,370)

	For the Six Months Ended June 30, 2013
	Fair Value January 1, 2013	ResCap Net Assets Acquisition	Total Gains (Losses) Included in Net Income	Purchases	Sales	Issuances	Settlements	Fair Value June 30, 2013
Assets
Reverse loans (1)	$6,047,108	$—	$184,581	$1,258,891	$(76,441)	$646,163	$(153,667)	$7,906,635
Residential loans related to Non-Residual Trusts	646,498	—	29,957	—	—	—	(62,828)	613,627
Receivables related to Non-Residual Trusts	53,975	—	5,056	—	—	—	(8,141)	50,890
Servicing rights carried at fair value	26,382	242,604	44,002	530,367	—	37,595	—	880,950
Derivative instruments (IRLCs)	949	—	60,731	—	—	—	—	61,680

Total assets	$6,774,912	$242,604	$324,327	$1,789,258	$(76,441)	$683,758	$(224,636)	$9,513,782

Liabilities
Mandatory repurchase obligation	$(9,999)	$—	$404	$—	$—	$—	$728	$(8,867)
Professional fees liability related to certain securitizations	(8,147)	—	(430)	—	—	—	1,227	(7,350)
Derivative instruments (IRLCs)	—	—	(19,327)	—	—	—	—	(19,327)
Contingent earn-out payments	(6,100)	—	(4,800)	—	—	—	—	(10,900)
Mortgage-backed debt related to Non-Residual Trusts	(757,286)	—	(29,850)	—	—	—	66,056	(721,080)
HMBS related obligations	(5,874,552)	—	(116,370)	—	—	(1,972,103)	157,179	(7,805,846)

Total liabilities	$(6,656,084)	$—	$(170,373)	$—	$—	$(1,972,103)	$225,190	$(8,573,370)

(1)	Includes $28.5 million in reverse loans held for sale at January 1, 2013. There were no reverse loans held for sale at June 30, 2013.

	For the Three Months Ended June 30, 2012
	Fair Value April 1, 2012	Total Gains (Losses) Included in Net Income	Settlements	Fair Value June 30, 2012
Assets
Residential loans related to Non-Residual Trusts	$687,848	$24,263	$(33,429)	$678,682
Receivables related to Non-Residual Trusts	77,900	(5,663)	(4,130)	68,107

Total assets	$765,748	$18,600	$(37,559)	$746,789

Liabilities
Mandatory repurchase obligation	$(11,573)	$118	$555	$(10,900)
Professional fees liability related to certain securitizations	(9,265)	(268)	673	(8,860)
Mortgage-backed debt related to Non-Residual Trusts	(819,345)	(17,204)	35,211	(801,338)

Total liabilities	$(840,183)	$(17,354)	$36,439	$(821,098)

	For the Six Months Ended June 30, 2012
	Fair Value January 1, 2012	Total Gains (Losses) Included in Net Income	Settlements	Fair Value June 30, 2012
Assets
Residential loans related to Non-Residual Trusts	$672,714	$74,075	$(68,107)	$678,682
Receivables related to Non-Residual Trusts	81,782	(5,104)	(8,571)	68,107

Total assets	$754,496	$68,971	$(76,678)	$746,789

Liabilities
Mandatory repurchase obligation	$(11,849)	$(177)	$1,126	$(10,900)
Professional fees liability related to certain securitizations	(9,666)	(554)	1,360	(8,860)
Mortgage-backed debt related to Non-Residual Trusts	(811,245)	(61,782)	71,689	(801,338)

Total liabilities	$(832,760)	$(62,513)	$74,175	$(821,098)

All gains and losses of assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on IRLCs and servicing rights carried at fair value, are recognized in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations in the consolidated statements of comprehensive income. Gains and losses relating to IRLCs are recorded in net gains on sales of loans and changes in fair value of servicing rights carried at fair value are recorded in net servicing revenue and fees in the consolidated statements of comprehensive income. Total gains and losses included in net income include interest income and expense at the stated rate for interest bearing assets and liabilities, respectively, accretion and amortization, and the impact of changes in valuation inputs and assumptions.

The Company’s valuation committee determines and approves all valuation policies and unobservable inputs used to estimate the fair value of all items measured at fair value on a recurring basis, except for IRLCs and the contingent earn-out payments. The valuation committee consists of certain members of the management team responsible for accounting, treasury, servicing operations and credit risk. The valuation committee meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by the Company’s credit risk group. The valuation committee also reviews discount rate assumptions and related available market data. Similar procedures are followed by the Company’s asset liability committee responsible for IRLCs and a sub-set of management responsible for the contingent earn-out payments. These fair values are approved by senior management.

The following is a description of the methods and assumptions used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 2 or 3 within the fair value hierarchy.

Residential loans at fair value

Reverse loans — These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the loans including, but not limited to, assumptions for prepayment, default, mortality, and discount rates. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for these assets is primarily based on an assessment of current market yields on newly originated HECM loans, expected duration of the asset, and current market interest rates.

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

Forward loans held for sale — These loans are valued using a market approach by utilizing published forward agency prices. The Company classifies these loans as Level 2 within the fair value hierarchy.

Receivables related to Non-Residual Trusts — The Company estimates the fair value of these receivables using Level 3 unobservable market inputs at the net present value of expected cash flows from the LOCs to be used to pay debt holders over the remaining life of the securitization trusts. The estimate of the cash to be collected from the LOCs is based on expected shortfalls of cash flows from the loans in the securitization trusts, compared to the required debt payments of the securitization trusts. The cash flows from the loans, and thus the cash to be provided by the LOCs, is determined by analyzing the credit assumptions for the underlying collateral in each of the securitizations. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. The discount rate assumption for these assets is based on the risk-free market rate given the credit risk characteristics of the collateral supporting the LOCs. Receivables related to Non-Residual Trusts are recorded in receivables, net in the consolidated balance sheets.

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

Derivative instruments — Fair values of IRLCs and LPCs are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, and in the case of IRLCs, are adjusted for anticipated loan funding probability or fallout, which is a significant unobservable input. IRLCs and LPCs are classified as Level 3 and Level 2, respectively. The fair value of forward sales commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities; therefore, these contracts are classified as Level 2. Counterparty credit risk is taken into account when determining fair value. Derivative instruments are included in either other assets or payables and accrued liabilities in the consolidated balance sheets. See Note 7 for additional information on derivative financial instruments.

Mandatory repurchase obligation — This contingent liability relates to a mandatory obligation for the Company to repurchase loans from an investor when the loans become 90 days delinquent. The Company estimates the fair value of this obligation based on the expected net present value of expected future cash flows using Level 3 assumptions that it believes a market participant would consider in valuing these liabilities including, but not limited to, assumptions for prepayment, default and loss severity rates applicable to the historical and projected performance of the underlying loans. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. The mandatory repurchase obligation is included in payables and accrued liabilities in the consolidated balance sheets.

Professional fees liability related to certain securitizations — This contingent liability primarily relates to payments for surety and auction agent fees that the Company will be required to make over the remaining life of certain consolidated and unconsolidated securitization trusts. The Company estimates the fair value of this liability using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of the expected cash flows of the professional fees required to be paid related to the securitization trusts. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing these liabilities including, but not limited to, estimates of collateral repayment, default and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. The professional fees liability related to certain securitizations is included in payables and accrued liabilities in the consolidated balance sheets.

Contingent earn-out payments — The estimated fair value of this contingent liability at December 31, 2012 and March 31, 2013 is based on the average earn-out payment under multiple outcomes as determined by a Monte-Carlo simulation, discounted to present value using credit-adjusted discount rates. The average payment outcomes calculated by the Monte-Carlo simulation were derived utilizing Level 3 unobservable inputs, the most significant of which include the assumptions for forecasted financial performance of S1L and financial performance volatility. At June 30, 2013, the Company revised its estimate of the fair value of the contingent earn-out payments to $10.9 million, the maximum earn-out, based on S1L’s performance during the six months ended June 30, 2013. The entire earn-out recorded at June 30, 2013 is expected to be paid by the end of January 2014. Contingent earn-out payments are included in payables and accrued liabilities in the consolidated balance sheets.

Mortgage-backed debt related to Non-Residual Trusts — This debt is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value of the debt is based on the net present value of the projected principal and interest payments owed for the remaining life of the securitization trusts. The Company’s valuation considers assumptions and estimates for principal and interest payments on the debt. An analysis of the credit assumptions for the underlying collateral in each of the securitization trusts is performed to determine the required payments to debt holders. The assumptions that it believes a market participant would consider in valuing debt include, but are not limited to, prepayment, default, loss severity and discount rates, as well as the balance of LOCs provided as credit enhancement. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Credit performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this debt is primarily based on credit characteristics combined with an assessment of market interest rates.

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

The Company utilizes a discounted cash flow method in the fair value measurement of all Level 3 assets and liabilities included in the consolidated financial statements at fair value on a recurring basis with the exception of IRLCs for which the Company utilizes a market approach. The following table presents the significant unobservable inputs used in the fair value measurement of these assets and liabilities at June 30, 2013. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

	Significant Unobservable Input	Range	Weighted Average
Assets
Reverse loans	Weighted-average remaining life in years	1.3 - 11.6	4.5
	Conditional repayment rate	4.80% - 36.10%	18.46%
	Discount rate	1.39% - 4.27%	2.35%
Residential loans related to Non-Residual Trusts	Conditional prepayment rate	3.82% - 6.21%	5.50%
	Loss severity	75.46% - 91.76%	87.00%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	3.91% - 6.22%	5.49%
	Loss severity	72.70% - 89.19%	84.33%
Servicing rights carried at fair value	Weighted-average remaining life in years	5.0 - 9.3	5.4
	Discount rate	9.17% - 10.40%	9.37%
	Conditional prepayment rate	4.95% - 10.37%	9.31%
	Conditional default rate	0.92% - 4.86%	4.02%
Derivative instruments (IRLCs)	Loan funding probability	33.40% - 100.00%	80.00%
Liabilities
Mandatory repurchase obligation	Conditional prepayment rate	6.92%	6.92%
	Loss severity	70.55%	70.55%
Professional fees liability related to certain securitizations	Conditional prepayment rate	3.91% - 6.83%	5.55%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	3.91% - 6.22%	5.49%
	Loss severity	72.70% -89.19%	84.33%
HMBS related obligations	Weighted-average remaining life in years	2.1 - 7.5	4.2
	Conditional repayment rate	10.40% - 36.00%	19.47%
	Discount rate	0.92% - 2.81%	1.72%
Derivative instruments (IRLCs)	Loan funding probability	19.20% - 100.00%	84.30%

Items Measured at Fair Value on a Non-Recurring Basis

The following assets are measured in the consolidated financial statements at fair value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation (in thousands):

	June 30, 2013	December 31, 2012
Real estate owned, net	$68,380	$64,959

The following table presents the significant unobservable inputs used in the fair value measurement of Level 3 assets at June 30, 2013 measured in the consolidated financial statements at fair value on a non-recurring basis:

	Significant Unobservable Input	Range	Weighted Average
Real estate owned, net	Loss severity	0.00% - 71.17%	10.25%

At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment, which is recorded in other expenses, net in the consolidated statements of comprehensive income, when the carrying amount exceeds fair value. The Company reported real estate owned, net of $47.8 million, $18.9 million and $1.7 million in the Loans and Residuals, Reverse Mortgage and Other segments, respectively at June 30, 2013. The Company reported real estate owned, net of $49.1 million, $13.9 million and $2.0 million in the Loans and Residuals, Reverse Mortgage and Other segments, respectively at December 31, 2012. In determining fair value, the Company’s accounting department either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by acquisition type and length held. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. Management approves valuations that have been determined using the historical severity rate method.

Real estate owned expenses, net, which are recorded in other expenses, net in the consolidated statements of comprehensive income, were $1.5 million and $2.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.5 million and $5.4 million for the six months ended June 30, 2013 and 2012, respectively. Included in real estate owned expenses, net are lower of cost or fair value adjustments of $0.3 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.3 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively.

Fair Value of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value on a recurring or non-recurring basis and their respective levels within the fair value hierarchy (in thousands):

	June 30, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$532,620	$532,620	Level 1	$442,054	$442,054
Restricted cash and cash equivalents	1,057,503	1,057,503	Level 1	653,338	653,338
Residential loans at amortized cost	1,443,707	1,389,137	Level 3	1,490,321	1,436,592
Receivables, net:
Insurance premium receivables	106,734	101,347	Level 3	107,824	101,238
Other	111,397	111,397	Level 1	97,210	97,210
Servicer and protective advances, net	1,044,410	1,003,524	Level 3	173,047	160,632

Financial liabilities
Payables and accrued liabilities:
Payables to insurance carriers	67,548	66,617	Level 3	51,377	50,614
Other	548,078	548,078	Level 1	183,885	183,885
Servicer payables	959,565	959,565	Level 1	587,929	587,929
Servicing advance liabilities (1)	737,100	737,181	Level 3	99,508	99,915
Debt (2)	3,588,254	3,646,543	Level 2	1,115,804	1,165,811
Mortgage-backed debt carried at amortized cost (3)	1,244,458	1,249,739	Level 3	1,298,999	1,300,979

(1)	The carrying amount of servicing advance liabilities is net of deferred issuance costs of $0.5 million and $0.7 million at June 30, 2013 and December 31, 2012, respectively.
(2)	The carrying amount of debt is net of deferred issuance costs of $36.9 million and $30.4 million at June 30, 2013 and December 31, 2012, respectively.
(3)	The carrying amount of mortgage-backed debt carried at amortized cost is net of deferred issuance costs of $15.3 million and $16.4 million at June 30, 2013 and December 31, 2012, respectively.

The following is a description of the methods and significant assumptions used in estimating the fair value of the Company’s financial instruments that are not measured at fair value on a recurring basis.

Cash and cash equivalents, restricted cash and cash equivalents, other receivables, cash collateral for forward sale commitments, other payables and accrued liabilities, and servicer payables — The estimated fair value of these financial instruments approximates their carrying amounts due to their highly liquid or short-term nature.

Residential loans at amortized cost — The methods and assumptions used to estimate the fair value of residential loans at amortized cost are the same as those described for residential loans related to Non-Residual Trusts carried at fair value on a recurring basis.

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

Fair Value Option

The Company elected the fair value option for certain financial instruments, including residential loans, receivables and mortgage-backed debt related to the Non-Residual Trusts, residential loans held for sale, and reverse mortgage loans and the HMBS related obligations. The fair value option was elected for these assets and liabilities as the Company believes fair value best reflects the expected future economic performance of these assets and liabilities. The yields on residential loans of the Non-Residual Trusts and reverse mortgage loans along with any changes in fair values are recorded in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations in the consolidated statements of comprehensive income. The yield on residential loans held for sale along with any changes in fair value are recorded in net gains on sales of loans in the consolidated statements of comprehensive income. The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected as well as accretion of fair value adjustments.

Presented in the table below is the fair value and unpaid principal balance of loans, receivables and debt instruments for which the Company has elected the fair value option (in thousands):

	June 30, 2013		December 31, 2012
	Estimated Fair Value	Unpaid Principal Balance(1)	Estimated Fair Value	Unpaid Principal Balance(1)
Loans and receivables at fair value under the fair value option
Reverse loans (2) (3)	$7,906,635	$7,087,547	$6,047,108	$5,400,876
Residential loans related to Non-Residual Trusts	613,627	770,917	646,498	814,481
Forward loans held for sale (3)	1,664,215	1,652,690	16,605	16,325
Receivables related to Non-Residual Trusts	50,890	51,464	53,975	54,604

Total	$10,235,367	$9,562,618	$6,764,186	$6,286,286

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$721,080	$780,116	$757,286	$825,200
HMBS related obligations	7,805,846	6,899,305	5,874,552	5,169,135

Total	$8,526,926	$7,679,421	$6,631,838	$5,994,335

(1)	For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs. For the HMBS related obligations, the unpaid principal balance represents the balance outstanding.
(2)	Includes $28.5 million in reverse loans held for sale at December 31, 2012. There were no reverse loans held for sale at June 30, 2013.
(3)	Includes loans that collateralize master repurchase agreements. See Note 15 for further information.

Included in residential loans accounted for under the fair value option are loans that are 90 days or more past due that have a fair value of $1.3 million and $1.9 million and an unpaid principal balance of $7.2 million and $10.0 million at June 30, 2013 and December 31, 2012, respectively.

Included in other fair value gains (losses) and net fair value gains on reverse loans and related HMBS obligations are fair value gains and losses from instrument-specific credit risk that include changes in fair value due to changes in assumptions related to prepayments, defaults and severity. The Company recorded fair value gains (losses) from changes in instrument-specific credit risk for residential loans related to Non-Residual Trusts, reverse loans and receivables related to Non-Residual Trusts of $0.9 million, $(5.4) million and $0.8 million for the three months ended June 30, 2013, respectively, and $(3.8) million, $(8.8) million and $3.8 million for the six months ended June 30, 2013, respectively. The Company recorded fair value gains (losses) from changes in instrument-specific credit risk for residential loans related to Non-Residual Trusts and receivables related to Non-Residual Trusts of $10.7 million and $(6.7) million for the three months ended June 30, 2012, respectively, and $12.4 million and $(6.8) million for the six months ended June 30, 2012, respectively. Due to the short holding period of residential loans held for sale, related fair value gains and losses from instrument-specific credit risk are immaterial.

Fair Value Gains (Losses)

Provided in the table below is a summary of the components of other net fair value gains (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Other net fair value gains (losses)
Assets of Non-Residual Trusts	$18,157	$18,600	$35,013	$68,971
Liabilities of Non-Residual Trusts	(15,845)	(17,204)	(29,850)	(61,782)
Mandatory repurchase obligation	566	118	404	(177)
Professional fees liability related to certain securitizations	(210)	(268)	(430)	(554)
Contingent earn-out payments	(1,106)	—	(4,800)	—
Other	94	(458)	58	(907)

Other net fair value gains	$1,656	$788	$395	$5,551

Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Net fair value gains (losses) on reverse loans and related HMBS obligations
Reverse loans	$101,084	$179,889
HMBS related obligations	(74,353)	(116,370)

Net fair value gains on reverse loans and related HMBS obligations	$26,731	$63,519

Net Gains on Sales of Loans

Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Gains on sales of loans	$75,918	$84,226
Unrealized losses on loans held for sale	(15,897)	(2,271)
Net fair value gains on derivatives	141,746	196,430
Capitalized servicing rights	27,605	28,895
Provision for repurchases	(2,010)	(2,181)
Interest income	8,473	9,261
Other	114	34

Net gains on sales of loans	$235,949	$314,394

7. Derivative Financial Instruments

Derivative financial instruments are recorded at fair value derived using the valuation techniques described in Note 6. The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities not designated as hedging instruments as well as cash collateral (in thousands):

	June 30, 2013			December 31, 2012
		Fair Value			Fair Value
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Interest rate lock commitments	$4,190,048	$61,680	$19,327	$35,266	$949	$—
Forward sales commitments	7,326,249	163,199	10,113	42,078	—	1,102
Loan purchase commitments	2,172,000	4,504	29,166	—	—	—

Total		$229,383	$58,606		$949	$1,102

Cash collateral		$31	$124,759		$—	$—

Derivative positions subject to a master netting arrangement include forward sale commitment assets of $6.5 million, forward sale commitment liabilities of $3.6 million and collateral paid of $2.7 million at June 30, 2013. As a result of the master netting arrangement, the net amount as it relates to these positions is $0.2 million at June 30, 2013.

The following table summarizes the net gains related to derivatives not designated as hedging instruments recognized for the periods indicated (in thousands). These gains are recorded as a component of net gains on sales of loans in the consolidated statements of comprehensive income.

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Gains (losses) on interest rate lock commitments	$(17,217)	$41,404
Gains on forward sales commitments	183,625	179,688
Losses on loan purchase commitments	(24,662)	(24,662)

Total	$141,746	$196,430

8. Residential Loans

Residential loans include loans that are both held for investment and held for sale and consist of residential mortgages, including reverse mortgages, manufactured housing loans and retail installment agreements. The majority of residential loans are held in securitization trusts or pools that have either been consolidated or have not met the criteria for sale accounting. Refer to Note 4 for further information regarding VIEs and Note 5 for further information regarding transfers of residential loans.

Residential Loans at Amortized Cost, Net

Residential loans at amortized cost, net are comprised of the following types of loans (in thousands):

	June 30, 2013	December 31, 2012
Forward loans in Residual Trusts	$1,427,715	$1,475,782
Unencumbered forward loans	15,992	14,539

Residential loans at amortized cost, net	$1,443,707	$1,490,321

Residential loans at amortized cost, net are comprised of the following components (in thousands):

	June 30, 2013	December 31, 2012
Residential loans, principal balance	$1,602,614	$1,662,183
Unamortized premiums (discounts) and other cost basis adjustments, net (1)	(140,601)	(151,427)
Allowance for loan losses	(18,306)	(20,435)

Residential loans at amortized cost, net	$1,443,707	$1,490,321

(1)	Included in unamortized premiums (discounts) and other cost basis adjustments, net is $13.5 million in accrued interest receivable at June 30, 2013 and December 31, 2012.

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

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$19,932	$13,784	$20,435	$13,824
Provision for loan losses	95	1,957	1,821	3,526
Charge-offs, net of recoveries (1)	(1,721)	(1,411)	(3,950)	(3,020)

Balance at end of period	$18,306	$14,330	$18,306	$14,330

(1)	Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $2.0 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively, and $4.0 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans at amortized cost by basis of impairment method (in thousands):

	June 30, 2013	December 31, 2012
Allowance for loan losses
Loans collectively evaluated for impairment	$16,960	$19,408
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	1,346	1,027

Total	$18,306	$20,435

Recorded investment in residential loans at amortized cost
Loans collectively evaluated for impairment	$1,435,108	$1,483,389
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	26,905	27,367

Total	$1,462,013	$1,510,756

Aging of Past Due Residential Loans

Residential loans at amortized cost are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash basis method of accounting. Residential loans are removed from non-accrual status when there is no longer significant uncertainty regarding collection of the principal and the associated interest. If a non-accrual loan is returned to accruing status, the accrued interest, at the date the residential loan is placed on non-accrual status, and forgone interest during the non-accrual period, are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. Loan balances are charged off when it becomes evident that balances are not collectible.

The following table presents the aging of the residential loan portfolio accounted for at amortized cost, net (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Residential Loans	Non- Accrual Loans
Recorded investment in residential loans at amortized cost
June 30, 2013	$20,671	$9,047	$55,598	$85,316	$1,376,697	$1,462,013	$55,598
December 31, 2012	23,543	13,215	66,623	103,381	1,407,375	1,510,756	66,623

Credit Risk Profile Based on Delinquencies

Factors that are important to managing overall credit quality and minimizing loan losses are sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, an appropriate allowance for loan losses, and sound nonaccrual and charge-off policies. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. Monitoring of residential loans increases when the loans are delinquent. The Company considers all loans 30 days or more past due to be non-performing. The classification of delinquencies, and thus the non-performing calculation, excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.

The following table presents the recorded investment in residential loans accounted for at amortized cost by credit quality indicator (in thousands):

	June 30, 2013	December 31, 2012
Performing	$1,376,697	$1,407,375
Non-performing	85,316	103,381

Total	$1,462,013	$1,510,756

Residential Loans at Fair Value

Residential loans at fair value are comprised of the following types of loans (in thousands):

	June 30, 2013	December 31, 2012
Reverse loans (1)	$7,906,635	$6,047,108
Forward loans in Non-Residual Trusts	613,627	646,498
Forward loans held for sale	1,664,215	16,605

Residential loans at fair value	$10,184,477	$6,710,211

(1)	Includes $28.5 million in reverse loans held for sale at December 31, 2012. There were no reverse loans held for sale at June 30, 2013.

Residential Loans Held for Investment

Residential loans held for investment and accounted for at fair value include forward loans that are held in the Non-Residual Trusts and reverse mortgage loans. At acquisition, the fair value of residential loans acquired outside of a business combination is the purchase price of the residential loans, which is determined primarily based on the outstanding principal balance, the probability of future default and the estimated amount of loss from default. Acquisition and origination of residential loans held for investment relate primarily to reverse loans. The Company acquired reverse loans to be held for investment in the amount of $462.2 million and $1.3 billion during the three and six months ended June 30, 2013, respectively, and originated $338.0 million and $608.1 million in reverse loans held for investment during the three and six months ended June 30, 2013, respectively.

Residential Loans Held for Sale

The Company originates, purchases and sells forward loans into the secondary market. The Company typically transfers these loans to Fannie Mae, which are then transferred into securitization trusts. In connection with these transactions, loans are converted into mortgage-backed securities that are sold to third-party investors. The Company accounts for these transfers as sales and typically retains the right to service the loans. Refer to Note 5 for transfer of residential loan activities.

A reconciliation of the changes in residential loans held for sale to the amounts presented in the consolidated statements of cash flows is presented in the following table (in thousands):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Balance at beginning of period	$278,474	$45,065
Purchases and originations of residential loans held for sale	4,848,332	5,281,349
Proceeds from sales of and payments on residential loans held for sale	(3,522,518)	(3,749,979)
Realized gains on sales of residential loans	75,918	84,226
Change in unrealized gains on residential loans held for sale	(15,897)	(2,271)
Interest income	8,473	9,261
Transfers from residential loans held for investment	43	5,183
Other	(8,610)	(8,619)

Balance at end of period	$1,664,215	$1,664,215

9. Receivables, Net

Receivables, net consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Insurance premium receivables	$106,734	$107,824
Servicing fee receivables	64,790	44,657
Receivables related to Non-Residual Trusts at fair value	50,890	53,975
Income tax receivables	—	20,825
Other receivables	48,138	31,751

Total receivables	270,552	259,032
Less: Allowance for uncollectible receivables	(1,531)	(23)

Receivables, net	$269,021	$259,009

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

	June 30, 2013	December 31, 2012
Protective advances	$1,021,903	$149,041
Servicer advances	53,412	48,120

Total servicer and protective advances	1,075,315	197,161
Less: Allowance for uncollectible advances	(30,905)	(24,114)

Servicer and protective advances, net	$1,044,410	$173,047

11. Servicing of Residential Loans

The Company provides servicing for credit-sensitive consumer loans including residential mortgages, manufactured housing and consumer installment loans, and reverse mortgage loans for third parties, as well as for loans recognized on the consolidated balance sheets. The Company also services loans originated and purchased by the Company and sold with servicing rights retained. The Company’s total servicing portfolio consists of accounts serviced for others for which servicing rights have been capitalized, accounts sub-serviced for others, as well as loans held for investment, loans held for sale and real estate owned held for sale recognized on the consolidated balance sheets. In connection with recent acquisitions, the Company capitalized the servicing rights associated with servicing and sub-servicing agreements in existence at the dates of acquisition.

Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	June 30, 2013		December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party investors (1)
Capitalized servicing rights	1,319,063	$140,566,180	415,617	$23,469,620
Capitalized sub-servicing (2)	266,852	14,832,510	289,417	16,333,529
Sub-servicing	263,066	44,628,217	240,226	42,310,373

Total third-party servicing portfolio	1,848,981	200,026,907	945,260	82,113,522
On-balance sheet
Residential loans and real estate owned	111,289	11,199,455	93,721	7,980,667

Total on-balance sheet serviced assets	111,289	11,199,455	93,721	7,980,667

Total servicing portfolio	1,960,270	$211,226,362	1,038,981	$90,094,189

(1)	Includes real estate owned serviced for third parties.
(2)	Consists of sub-servicing contracts held by Green Tree and RMS at their respective dates of the acquisition.

The Company’s geographic diversification of its third-party servicing portfolio, based on outstanding unpaid principal balance, is as follows (dollars in thousands):

	June 30, 2013			December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Percentage of Total	Number of Accounts	Unpaid Principal Balance	Percentage of Total
California	204,981	$34,764,523	17.4%	81,547	$16,073,080	19.6%
Florida	169,573	20,802,584	10.4%	91,318	10,476,321	12.8%
Texas	144,367	10,435,713	5.2%	86,406	3,621,528	4.4%
Other < 5%	1,330,060	134,024,087	67.0%	685,989	51,942,593	63.2%

Total	1,848,981	$200,026,907	100.0%	945,260	$82,113,522	100.0%

Net Servicing Revenue and Fees

The Company services residential mortgage loans including reverse mortgage loans, manufactured housing and consumer installment loans for itself and third parties. The Company earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing, Asset Receivables Management and Reverse Mortgage segments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Servicing fees	$143,473	$69,068	$263,345	$139,603
Incentive and performance fees	37,282	23,705	67,607	46,721
Ancillary and other fees (1)	22,683	9,108	41,894	18,205

Servicing revenue and fees	203,438	101,881	372,846	204,529
Amortization of servicing rights	(11,209)	(13,211)	(22,533)	(26,126)
Change in fair value of servicing rights	65,077	—	44,002	—

Net servicing revenue and fees	$257,306	$88,670	$394,315	$178,403

(1)	Includes late fees of $9.7 million and $3.4 million for the three months ended June 30, 2013 and 2012, respectively, and $17.0 million and $6.8 million for the six months ended June 30, 2013 and 2012, respectively.

Servicing Rights

Servicing rights are represented by three classes, which consist of a risk-managed loan class, a forward loan class and a reverse loan class. These classes are based on the availability of market inputs used in determining the fair values of servicing rights and the Company’s planned risk management strategy associated with the servicing rights. At initial recognition, the fair value of the servicing right is established using assumptions consistent with those used to establish the fair value of existing servicing rights. Subsequent to initial capitalization, servicing rights are accounted for using either the fair value method or the amortization method based on the servicing class. Servicing rights accounted for at amortized cost consist of the forward loan class and the reverse loan class. Servicing rights accounted for at fair value consist of the risk-managed loan class.

Servicing Rights at Amortized Cost

The amortization of servicing rights is recorded in net servicing revenue and fees in the consolidated statements of comprehensive income. The following tables summarize the activity in the carrying value of servicing rights accounted for at amortized cost by class (in thousands):

	For the Three Months Ended June 30,
	2013			2012
	Forward Loans	Reverse Loans	Total	Forward Loans
Balance at beginning of period	$190,336	$14,706	$205,042	$237,414
Purchases	—	—	—	—
Amortization	(10,334)	(875)	(11,209)	(13,211)
Impairment	—	—	—	—

Balance at end of period	$180,002	$13,831	$193,833	$224,203

	For the Six Months Ended June 30,
	2013			2012
	Forward Loans	Reverse Loans	Total	Forward Loans
Balance at beginning of period	$200,742	$15,588	$216,330	$250,329
Purchases	—	36	36	—
Amortization	(20,740)	(1,793)	(22,533)	(26,126)
Impairment	—	—	—	—

Balance at end of period	$180,002	$13,831	$193,833	$224,203

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the forward loan class and reverse mortgages for the reverse loan class. At June 30, 2013, the fair value of servicing rights for the forward loan class and the reverse loan class was $203.7 million and $14.2 million, respectively. At December 31, 2012 the fair value of servicing rights for the forward loan class and the reverse loan class was $229.9 million and $15.7 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below (dollars in thousands):

	June 30, 2013
	Forward Loans	Reverse Loans
Servicing rights at amortized cost	$180,002	$13,831
Inputs and assumptions:
Weighted-average remaining life in years	5.2	3.1
Weighted-average stated customer interest rate on underlying collateral	7.78%	3.19%
Weighted-average discount rate	11.67%	18.00%
Conditional prepayment rate	7.31%	(1)
Conditional default rate	4.54%	(1)
Conditional repayment rate	(1)	24.90%

(1)	Assumption is not significant to valuation.

The valuation of servicing rights is affected by the underlying assumptions including discount rate and prepayments of principal and defaults or repayment rates. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

Servicing Rights at Fair Value

The change in fair value of servicing rights is recorded in net servicing revenue and fees in the consolidated statements of comprehensive income. The following table summarizes the activity in servicing rights accounted for at fair value (in thousands):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Balance at beginning of period	$759,683	$26,382
Servicing rights capitalized in connection with the acquisition of ResCap net assets	—	242,604
Purchases (1)	19,885	530,367
Servicing rights capitalized upon transfers of loans	36,305	37,595
Changes in fair value due to:
Realization of expected cash flows	(28,590)	(48,786)
Changes in valuation inputs or other assumptions	93,667	92,788

Balance at end of period	$880,950	$880,950

(1)	Purchases of servicing rights for the six months ended June 30, 2013 include $495.7 million in servicing rights related to the BOA asset purchase.

The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below (dollars in thousands):

June 30, 2013
Servicing rights at fair value	$880,950
Inputs and assumptions:
Weighted-average remaining life in years	5.4
Weighted-average stated customer interest rate on underlying collateral	5.04%
Weighted-average discount rate	9.37%
Conditional prepayment rate	9.31%
Conditional default rate	4.02%

The valuation of servicing rights is affected by the underlying assumptions including prepayments of principal, defaults and discount rate. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted-average of certain significant assumptions used in valuing these assets (dollars in thousands):

	June 30, 2013
	Actual	Decline in fair value due to
		10% adverse change	20% adverse change
Weighted-average discount rate	9.37%	$(34,385)	$(66,431)
Conditional prepayment rate	9.31%	(45,753)	(88,032)
Conditional default rate	4.02%	(11,523)	(22,676)

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

Fair Value of Originated Servicing Rights

For loans sold with servicing retained, the Company used the following inputs and assumptions to determine the fair value of servicing rights at the date of transfer. These servicing rights are included in servicing rights capitalized upon transfers of loans in the table presented above that summarizes the activity in servicing rights accounted for at fair value.

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Weighted-average life in years	7.2 - 9.6	6.1 - 9.6
Weighted-average stated customer interest rate on underlying collateral	3.85% - 4.20%	3.85% - 4.20%
Weighted-average discount rates	9.50% - 10.40%	9.50% - 12.30%
Conditional prepayment rates	3.00% - 5.10%	3.00% - 8.10%
Conditional default rates	0.50% - 2.00%	0.50% - 2.00%

12. Goodwill and Intangible Assets, Net

During the six months ended June 30, 2013, the Company recorded goodwill in connection with business combinations. Refer to Note 3 for further information. Amortization expense of intangible assets was $7.9 million and $5.9 million for the three months ended June 30, 2013 and 2012, respectively, and $15.8 million and $12.1 million for the six months ended June 30, 2013 and 2012, respectively.

Intangible assets consist of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$139,767	$(35,890)	$103,877	$139,767	$(26,838)	$112,929
Institutional relationships	34,800	(16,086)	18,714	33,600	(10,398)	23,202
Trademarks and trade names	10,000	(502)	9,498	2,000	(28)	1,972
Licenses	5,000	(100)	4,900	5,000	—	5,000
Non-compete agreements	1,500	(580)	920	1,500	(111)	1,389

Total intangible assets	$191,067	$(53,158)	$137,909	$181,867	$(37,375)	$144,492

Based on the balance of intangible assets, net at June 30, 2013, the following is an estimate of amortization expected to be expensed for each of the next five years and thereafter (in thousands):

Amortization Expense
For the remainder of 2013	$15,503
2014	18,903
2015	14,938
2016	11,710
2017	10,469
2018	9,373
Thereafter	57,013

Total	$137,909

13. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Derivative instruments	$229,383	$949
Real estate owned, net	68,380	64,959
Deferred debt issuance costs	52,720	47,544
ResCap net assets acquisition deposit	—	15,000
Other	25,323	16,378

Total other assets	$375,806	$144,830

14. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Collateral payable on derivative instruments	$124,759	$—
Servicing rights purchases payable and related advances	67,580	21,011
Payables to insurance carriers	67,548	51,377
Derivative instruments	58,606	1,102
Employee related liabilities	58,081	37,124
Curtailment liability	44,800	—
Originations liability	32,727	675
Servicing transfer payables	28,926	11,275
Income tax payable	21,280	—
Uncertain tax positions	22,612	26,301
Acquisition related escrow funds payable to sellers	18,870	14,000
Accrued interest payable	14,719	10,764
Contingent earn-out payments	10,900	6,100
Mandatory repurchase obligation	8,867	9,999
Professional fees liability related to certain securitizations	7,350	8,147
Other	113,724	62,735

Total payables and accrued liabilities	$701,349	$260,610

15. Debt

Debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Term loan (unpaid principal balance of $1,677,864 and $691,250 at June 30, 2013 and December 31, 2012, respectively)	$1,660,993	$679,598
4.5% Convertible senior subordinated notes (unpaid principal balance of $290,000 at June 30, 2013 and December 31, 2012)	211,385	207,135
Master repurchase agreements	1,749,561	255,385
Other	3,176	4,131

Total debt	$3,625,115	$1,146,249

Term Loan

On January 31, 2013, the Company entered into Amendment No. 1, Incremental Amendment and Joinder Agreement, or the Incremental Amendment, to its Term Loan. The Incremental Amendment, among other things, increased certain financial ratios that govern the Company’s ability to incur additional indebtedness and provided for a secured term loan, or the Incremental Loan, in an amount of $825.0 million, which was borrowed in its entirety on January 31, 2013. In conjunction with this incremental borrowing, the Company recorded $4.7 million in general and administrative expenses and $5.3 million in deferred debt issuance costs during the six months ended June 30, 2013.

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

On June 6, 2013, the Company entered into Amendment No. 3, Incremental Amendment and Joinder Agreement, or the Second Incremental Amendment, to its Term Loan. The Second Incremental Amendment, among other things, provides for a secured term loan, or the Second Incremental Loan, in the amount of $200.0 million, which was borrowed in its entirety on June 6, 2013. All material terms of the loans under the Second Incremental Loan are consistent with the terms of the existing Term Loan.

Master Repurchase Agreements

During 2012 and 2013, the Company entered into several master repurchase agreements, primarily in conjunction with its acquisitions, which are used to fund the origination of mortgage loans. The facilities have an aggregate capacity amount of $2.4 billion at June 30, 2013 and are secured by certain residential loans. The interest rates on the facilities are primarily based on London InterBank Offered Rates, or LIBOR, plus between 2.25% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through May 2014. The facilities are secured by $1.8 billion in residential loans at June 30, 2013.

All of the Company’s master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. At June 30, 2013, RMS would not have been in compliance with a certain financial covenant contained in its master repurchase agreements due to RMS’ recognition of a net loss during the three months ended June 30, 2013. As a result, RMS obtained waivers from each respective counterparty by either waiving the requirement to comply with this financial covenant or decreasing the profitability requirement to allow for a net loss.

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

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs serving as credit enhancements to certain Non-Residual Trusts are used to make the principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is also subject to redemption according to specific terms of the respective indenture agreements, including the option to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up calls. The Company is obligated to exercise the clean-up calls on the earliest possible call date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $418.3 million.

Residual Trusts

The Residual Trusts consist of the consolidated securitization trusts that are beneficially owned by the Company. These trusts have issued mortgage-backed and asset-backed notes, or the Trust Notes, consisting of both public debt offerings and private offerings with final maturities ranging from 2029 to 2050.

The Residual Trusts, with the exception of WIMC Capital Trust 2011-1, contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain overcollateralization or other similar targets are satisfied. These trusts contain delinquency and loss triggers, that, if exceeded, allocate any excess cash flows to paying down the outstanding principal balance of the Trust Notes for that particular securitization at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by the Company, until all amounts due on the senior notes are fully paid.

Since January 2008, Mid-State Capital Corporation 2006-1 Trust has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for the trigger calculations, which includes real estate owned, was 9.64% at June 30, 2013 compared to a trigger level of 8.00% and the cumulative loss rate for trigger calculations was 7.51% at June 30, 2013 compared to a trigger level of 6.00%. In addition, from September 2012 through February 2013, Mid-State Capital Corporation 2005-1 Trust, or Trust 2005-1, exceeded the delinquency rate trigger of 8.00%. At March 31, 2013, the delinquency rate for Trust 2005-1 was cured and remains cured as of June 30, 2013. Trust 2005-1 did not exceed the cumulative loss rate trigger during September 2012 through February 2013. Certain triggers for Trust 2005-1 and Mid-State Trust X were exceeded in November 2009 and October 2006, respectively, and cured in 2010.

Non-Residual Trusts

The Company has consolidated ten trusts for which it is the servicer, but does not hold any residual interests. The Company is obligated to exercise mandatory clean-up call obligations for these trusts and expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $418.3 million.

Collateral for Mortgage-Backed Debt

At June 30, 2013, the Residual and Non-Residual Trusts have an aggregate of $2.0 billion of principal in outstanding debt, which is collateralized by $2.5 billion of assets, including residential loans, receivables related to the Non-Residual Trusts, real estate owned, net and restricted cash and cash equivalents. For seven of the ten Non-Residual Trusts, LOCs were issued by a third party as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are not enough cash flows from the underlying collateral to pay the debt holders. The notional amount of expected draws under the LOCs at June 30, 2013 was $51.5 million. The fair value of the expected draws of $50.9 million at June 30, 2013 has been recognized as receivables related to Non-Residual Trusts, which is a component of receivables, net in the consolidated balance sheet. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and from the draws on the LOCs for certain Non-Residual Trusts.

The following table summarizes the collateral for the mortgage-backed debt (in thousands):

	June 30, 2013	December 31, 2012
Residential loans of securitization trusts, principal balance	$2,353,972	$2,458,678
Receivables related to Non-Residual Trusts	50,890	53,975
Real estate owned, net	42,944	43,115
Restricted cash and cash equivalents	57,278	58,253

Total mortgage-backed debt collateral	$2,505,084	$2,614,021

17. Share-Based Compensation

During the six months ended June 30, 2013, the Company granted 1,037,362 options that cliff vest in 3 years based upon a service condition and have a ten year contractual term. The weighted-average fair value of the stock options of $15.01 was based on the estimate of fair value on the dates of grant using the Black-Scholes option pricing model and related assumptions. Also during this period, the Company issued 15,260 shares of fully vested common stock to its non-employee directors. The fair value of the common stock of $34.40 was based on the average of the high and low sales prices on the date of issuance. The Company’s share-based compensation expense has been reflected in salaries and benefits expense in the consolidated statements of comprehensive income.

18. Income Taxes

For the three months ended June 30, 2013 and 2012, the Company recorded income tax expense of $95.3 million and $0.3 million resulting in an effective tax rate of 40.0% and 44.8%, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded income tax expense of and $114.1 million and $3.5 million resulting in an effective tax rate of 40.0% and 38.4%, respectively. The increase in the effective tax rate for the six months ended June 30, 2013 as compared to the same period of 2012 results primarily from changes in corporate operations during the current year, which were driven by our recent business and asset acquisitions.

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

•

While the IRS had completed its audit of Walter Energy’s federal income tax returns for the years 2006 to 2008 and issued 30-Day Letters to Walter Energy proposing changes to tax for these tax years which Walter Energy has protested, the IRS reopened the audit of these periods in 2012. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issue remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties.

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

19. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations shown in the consolidated statements of comprehensive income (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per share
Net income	$143,232	$428	$170,981	$5,563
Less: net income allocated to unvested participating securities	(2,351)	(11)	(2,831)	(143)

Net income available to common stockholders (numerator)	140,881	417	168,150	5,420
Weighted-average common shares outstanding (denominator)	36,925	28,916	36,902	28,857

Basic earnings per share	$3.82	$0.01	$4.56	$0.19

Diluted earnings per share
Net income	$143,232	$428	$170,981	$5,563
Less: net income allocated to unvested participating securities	(2,310)	(11)	(2,778)	(142)

Net income available to common stockholders (numerator)	140,922	417	168,203	5,421

Weighted-average common shares outstanding	36,925	28,916	36,902	28,857
Add: effect of dilutive stock options and convertible notes	660	169	711	158

Diluted weighted-average common shares outstanding (denominator)	37,585	29,085	37,613	29,015

Diluted earnings per share	$3.75	$0.01	$4.47	$0.19

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

The calculation of diluted earnings per share does not include 5.9 million shares and 1.6 million shares for the three months ended June 30 2013 and 2012, respectively, and 5.4 million shares and 1.6 million shares for the six months ended June 30, 2013 and 2012, respectively, because their effect would have been antidilutive. The convertible senior subordinated notes, or convertible notes, are antidilutive when calculating earnings per share when the Company’s average stock price is less than $58.80. Upon conversion of the convertible notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.

20. Supplemental Disclosures of Cash Flow Information

The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2013	2012
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Real estate owned acquired through foreclosure	$60,955	$32,424
Residential loans originated to finance the sale of real estate owned	34,032	31,506
Payable for acquisition of BOA assets	14,083	—

21. Segment Reporting

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

•

Reverse Mortgage — consists of operations that purchase and originate reverse mortgage loans that are securitized but remain on the consolidated balance sheet as collateral for secured borrowings. This segment also performs servicing for third party investors in reverse mortgage loans and provides other ancillary services for the reverse mortgage market.

•

Originations — consists of operations that originate and purchase forward loans that are sold to third parties with servicing rights generally retained. The Originations segment was previously included in the Other segment, but became a reportable operating segment because of growth in the business resulting from the acquisition of the ResCap net assets. Activity prior to the acquisition of the ResCap net assets primarily consisted of brokerage operations whereby the Originations segment received origination commissions.

The Company has revised its presentation of financial results by reportable segment for the three and six months ended June 30, 2012 to reflect the results of its Originations segment, which was previously included in Other. Also, as discussed in Note 1, during the three months ended June 30, 2013 the Company changed the accounting for recently purchased servicing rights. As a result, servicing rights and related changes in fair value have been reallocated to the Servicing segment from the Insurance and Originations segments. This change increased income before taxes for the three months ended March 31, 2013 recognized by the Insurance and Originations segments by $0.2 million and $13.9 million, respectively, and decreased income before taxes by $14.1 million for the Servicing segment.

The Company also revised its method of allocating assets to business segments during the fourth quarter of 2012. As a result, the Company has recast segment assets of the prior periods to reflect the new allocation method on a consistent basis for all periods presented. The revised asset allocation primarily includes intersegment receivables and current and deferred tax assets in the calculation of total segment assets whereas they previously were not included. As of June 30, 2012, the change in method increased assets allocated to the Servicing, Insurance, Loans and Residuals, Originations, and Other segments by $6.5 million, $29.3 million, $16.9 million, $2.9 million, and $288.9 million, respectively, and decreased assets allocated to the Asset Receivables Management segment and eliminations by $1.8 million and $342.7 million, respectively.

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

Presented in the tables below are the Company’s financial results by reportable segment reconciled to the consolidated income before income taxes and total assets by reportable segment reconciled to consolidated total assets (in thousands):

	For the Three Months Ended June 30, 2013
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Reverse Mortgage	Originations	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees (1)	$244,432	$11,102	$—	$—	$6,624	$—	$—	$(4,852)	$257,306
Net gains on sales of loans	—	—	—	—	250	235,699	—	—	235,949
Interest income on loans	—	—	—	36,796	—	—	—	—	36,796
Insurance revenue	—	—	18,050	—	—	—	—	—	18,050
Other revenues	457	69	6	1	2,366	15,527	2,706	—	21,132

Total revenues	244,889	11,171	18,056	36,797	9,240	251,226	2,706	(4,852)	569,233
EXPENSES
Interest expense	5,166	—	—	21,800	2,166	8,600	30,558	—	68,290
Depreciation and amortization	9,445	1,614	1,168	—	2,691	2,689	7	—	17,614
Provision for loan losses	—	—	—	95	—	—	—	—	95
Other expenses, net	116,914	5,722	7,934	4,718	40,931	94,058	7,625	(4,852)	273,050

Total expenses	131,525	7,336	9,102	26,613	45,788	105,347	38,190	(4,852)	359,049
OTHER GAINS (LOSSES)
Net fair value gains on reverse loans and related HMBS obligations	—	—	—	—	26,731	—	—	—	26,731
Other net fair value gains (losses)	(179)	—	—	566	—	—	1,269	—	1,656

Total other gains (losses)	(179)	—	—	566	26,731	—	1,269	—	28,387

Income (loss) before income taxes	$113,185	$3,835	$8,954	$10,750	$(9,817)	$145,879	$(34,215)	$—	$238,571

	At June 30, 2013
Total assets	$3,829,682	$54,008	$212,424	$1,549,098	$8,351,798	$2,122,345	$1,573,710	$(762,853)	$16,930,212

(1)	The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $4.7 million and $0.1 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

	For the Six Months Ended June 30, 2013
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Reverse Mortgage	Originations	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees (1)	$369,559	$21,192	$—	$—	$13,372	$—	$—	$(9,808)	$394,315
Net gains on sales of loans	—	—	—	—	4,633	309,761	—	—	314,394
Interest income on loans	—	—	—	73,694	—	—	—	—	73,694
Insurance revenue	—	—	35,584	—	—	—	—	—	35,584
Other revenues	919	133	13	4	5,311	17,524	5,122	(39)	28,987

Total revenues	370,478	21,325	35,597	73,698	23,316	327,285	5,122	(9,847)	846,974
EXPENSES
Interest expense	7,576	—	—	44,096	5,695	9,306	55,759	—	122,432
Depreciation and amortization	18,302	3,370	2,482	—	5,414	4,366	13	—	33,947
Provision for loan losses	—	—	—	1,821	—	—	—	—	1,821
Other expenses, net	208,962	11,752	16,442	8,822	73,454	133,475	24,533	(9,847)	467,593

Total expenses	234,840	15,122	18,924	54,739	84,563	147,147	80,305	(9,847)	625,793
OTHER GAINS (LOSSES)
Net fair value gains on reverse loans and related HMBS obligations	—	—	—	—	63,519	—	—	—	63,519
Other net fair value gains (losses)	(424)	—	—	404	—	—	415	—	395

Total other gains (losses)	(424)	—	—	404	63,519	—	415	—	63,914

Income (loss) before income taxes	$135,214	$6,203	$16,673	$19,363	$2,272	$180,138	$(74,768)	$—	$285,095

(1)	The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $9.6 million and $0.2 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

	For the Three Months Ended June 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Originations	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees (1)	$84,454	$9,501	$—	$—	$—	$—	$(5,285)	$88,670
Interest income on loans	—	—	—	40,453	—	—	—	40,453
Insurance revenue	—	—	16,803	—	—	—	—	16,803
Other revenues	1,033	—	187	—	1,480	2,263	—	4,963

Total revenues	85,487	9,501	16,990	40,453	1,480	2,263	(5,285)	150,889
EXPENSES
Interest expense	1,228	—	—	23,425	—	19,870	—	44,523
Depreciation and amortization	8,588	1,893	1,310	—	15	8	—	11,814
Provision for loan losses	—	—	—	1,957	—	—	—	1,957
Other expenses, net	70,585	5,545	8,703	7,322	1,324	4,414	(5,285)	92,608

Total expenses	80,401	7,438	10,013	32,704	1,339	24,292	(5,285)	150,902
OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(246)	—	—	118	—	916	—	788

Total other gains (losses)	(246)	—	—	118	—	916	—	788

Income (loss) before income taxes	$4,840	$2,063	$6,977	$7,867	$141	$(21,113)	$—	$775

	At June 30, 2012
Total assets	$1,390,748	$58,575	$182,034	$1,655,203	$2,919	$1,139,514	$(342,676)	$4,086,317

(1)	The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $5.1 million and $0.2 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

	For the Six Months Ended June 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Originations	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees (1)	$171,269	$17,829	$—	$—	$—	$—	$(10,695)	$178,403
Interest income on loans	—	—	—	79,733	—	—	—	79,733
Insurance revenue	—	—	36,765	—	—	—	—	36,765
Other revenues	1,819	—	489	—	2,098	4,423	—	8,829

Total revenues	173,088	17,829	37,254	79,733	2,098	4,423	(10,695)	303,730
EXPENSES
Interest expense	2,723	—	—	47,403	—	40,235	—	90,361
Depreciation and amortization	17,239	3,897	2,657	—	25	15	—	23,833
Provision for loan losses	—	—	—	3,526	—	—	—	3,526
Other expenses, net	137,246	10,708	18,123	14,788	2,095	10,261	(10,695)	182,526

Total expenses	157,208	14,605	20,780	65,717	2,120	50,511	(10,695)	300,246
OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(532)	—	—	(177)	—	6,260	—	5,551

Total other gains (losses)	(532)	—	—	(177)	—	6,260	—	5,551

Income (loss) before income taxes	$15,348	$3,224	$16,474	$13,839	$(22)	$(39,828)	$—	$9,035

(1)	The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $10.4 million and $0.3 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

22. Commitments and Contingencies

Mandatory Repurchase Obligation

The Company has a mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. The total loans outstanding and subject to being repurchased were $81.3 million at June 30, 2013. The Company has estimated the fair value of this contingent liability at June 30, 2013 as $8.9 million, which is included in payables and accrued liabilities in the consolidated balance sheet. The Company estimates that the undiscounted losses to be incurred from the mandatory repurchase obligation over the remaining lives of the loans are $11.1 million at June 30, 2013.

Professional Fees Liability Related to Certain Securitizations

The Company has a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitization trusts, which are based in part on the outstanding principal balance of the debt issued by these trusts. At June 30, 2013, the Company estimated the fair value of this contingent liability at $7.4 million, which is included in payables and accrued liabilities in the consolidated balance sheet. The Company estimates that the gross amount of payments it expects to pay over the remaining lives of the securitizations is $9.9 million at June 30, 2013.

Letter of Credit Reimbursement Obligation

The Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn for an aggregate of eleven securitization trusts on the LOCs issued to these trusts by a third party. Seven of these securitization trusts were consolidated on the Company’s consolidated balance sheets due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were issued by a third party as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $280.8 million at June 30, 2013. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.

Mandatory Clean-Up Call Obligation

The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.3 million.

Unfunded Commitments

The Company has floating rate reverse mortgage loans in which the borrowers have additional borrowing capacity of $306.7 million, and similar commitments on fixed rate reverse mortgage loans of $4.2 million at June 30, 2013. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance available on a scheduled or unscheduled payment basis. The Company also has short-term commitments to lend $4.3 billion and commitments to purchase loans totaling $2.2 billion at June 30, 2013. Additionally, the Company has commitments to sell $7.5 billion in loans at June 30, 2013.

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

The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the residential loan. The Company’s estimate of the liability associated with risk and warranties exposure is $2.2 million at June 30, 2013 and is recorded in payables and accrued liabilities in the consolidated balance sheet.

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

Reverse Mortgage Servicing

The Company services loans originated and securitized by the Company or one of its subsidiaries and also services loans on behalf of securitization trusts or other investors. The Company’s servicing obligations are set forth in servicing agreements with the applicable counterparty which generally specify the standard of responsibility for actions the Company takes as a servicer. These servicer agreements provide that the servicer may be liable for failure to perform its servicing obligations and further provide remedies for certain servicer breaches.

Subsequent to the completion of the acquisition of RMS, the Company discovered a failure to record certain estimated liabilities to investors relating to servicing errors by RMS. Federal Housing Administration, or FHA, regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible for making the investor whole for any interest curtailment due to not meeting the required event-specific timeframes. The Company has established a curtailment obligation liability of $44.8 million at June 30, 2013 related to the foregoing that reflects management’s best estimate of the probable lifetime claim. This liability is recorded in payables and accrued liabilities. The Company assumed $38.8 million of this liability, which has a corresponding offset to goodwill, through the acquisition of RMS. The remaining $6.0 million was recorded as a provision during the three and six months ended June 30, 2013 in general and administrative expenses within the Company’s consolidated financial statements. The level of liability is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. The Company is in regular contact with HUD and other investors to monitor and address the current industry practices. While there may be opportunity to mitigate this loss, because of the uncertainty in the ultimate resolution of these matters as well as uncertainty in regards to the estimate underlying the curtailment obligation liability, there is potential financial statement exposures in excess of the recorded liability that are considered reasonably possible.

Litigation

As discussed in Note 18, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

On July 24, 2013, a putative shareholder class action complaint was filed in the United States District Court for the Middle District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Cummings, et al. v. Walter Investment Management Corp., et al., 8:13-cv-01916-JDW-TBM. The Complaint asserts federal securities law claims against the Company and the individual defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. The complaint alleges that between May 9, 2012 and June 6, 2013 the Company and the individual defendants made material misstatements or omissions about the integrity of the Company’s financial reporting, including the reporting of expenses associated with certain financing transactions, and the liabilities associated with the Company’s acquisition of RMS. The complaint seeks unspecified damages on behalf of the individuals or entities which purchased or otherwise acquired the Company’s securities from May 9, 2012 through June 6, 2013. The Company intends to defend the matter vigorously.

The Company is a party to a number of other lawsuits arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows.

23. Subsequent Events

In April 2013, the Company entered into an agreement to acquire an MSR pool of reverse loans from Wells Fargo Home Mortgage. The transfer to RMS is subject to the receipt of regulatory approval.

In May 2013, the Company amended its Receivables Loan Agreement, which provides borrowings and is collateralized by certain principal and interest, taxes and insurance and other corporate advances reimbursable from securitization trusts serviced by the Company. The amendment modified the definition of certain financial covenant requirements. All other terms of the agreement remained unchanged.

On July 17, 2013, the Company entered into Amendment No. 1 to the Second Incremental Amendment to its Term Loan, or the Amendment to Second Incremental Amendment. The Amendment to Second Incremental Amendment adds a prepayment premium in connection with re-pricings and increases the required amortization payments for the incremental term loan made to the Company in June 2013 pursuant to the Second Incremental Amendment, so that the terms of such incremental term loans are identical to the terms of the other term loans outstanding under the existing Term Loan.

On July 23, 2013, the Company entered into Amendment No. 4, Incremental Amendment and Joinder Agreement, or the Third Incremental Amendment, to its Term Loan. The Third Incremental Amendment, among other things, provides for a secured term loan, or the Third Incremental Loan, in the amount of $50.0 million, which was borrowed in its entirety on July 23, 2013. All material terms under the Third Incremental Loan are consistent with the terms of the existing Term Loan.

On July 29, 2013, the Company entered into a strategic relationship with UFG Holdings, LLC, or UFG, a company controlled by an investor group led by Brian Libman, the Company’s Chief Strategy Officer, which has agreed to acquire 100% of the membership interests of Urban Financial Group, LLC, or Urban, from KCG Holdings, Inc. Pursuant to the terms of its agreement with UFG, and subject to the closing of the purchase of Urban, the Company will invest approximately $15.0 million in UFG in the form of an unsecured loan and will receive warrants entitling the Company to purchase up to 19% of the common units of UFG. In addition, RMS will enter into a forward flow agreement to purchase mortgage servicing rights originated by Urban. Effective with the closing of the transaction, which is expected during the fourth quarter of 2013, Mr. Libman will resign his position with the Company.

On August 1, 2013, the Company amended its Servicer Advance Reimbursement Agreement, which provides for the reimbursement of up to $950.0 million of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The amendment adjusted certain early reimbursement rate calculations and has an expiration date of December 31, 2013. All other material terms of the agreement remained unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that Annual Report on Form 10-K. Historical results and trends discussed herein and therein should not be taken as indicative of future operations, particularly in light of our recent acquisitions. Our results of operations and financial condition, as reflected in the accompanying financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

We make available, free of charge through the investor relations section of our website, www.walterinvestment.com, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other documents and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. We also make available, free of charge, access to our Corporate Governance Guidelines, charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Corporate Governance Committee, and our Code of Conduct and Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, or NYSE, we will post on our website any amendment to the Code of Conduct and Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code of Conduct and Ethics). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined by SEC Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.

Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607, Attn: Investor Relations, telephone (813) 421-7694.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including matters discussed under this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1, “Legal Proceedings,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations, results of operations and other matters that are based on our current beliefs, intentions, expectations, estimates, assumptions and projections. These statements are not guarantees or indicative of future performance. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Statements that are not historical fact are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors,” in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission.

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

•	delay or failure to realize the anticipated benefits we expect to realize from our acquisitions;

•	our ability to successfully operate the loan originations platforms that we recently acquired, which are significantly larger than our prior originations business;

•	the occurrence of anticipated growth of the specialty servicing sector and the reverse mortgage sector;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	our ability to raise capital to make suitable investments to offset run-off in a number of the portfolios we service and to grow our business;

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

•	changes in accounting rules and standards, which are highly complex and continuing to evolve in the forward and reverse servicing and origination sectors;

•	uncertainties relating to interest curtailment obligations and any related financial and litigation exposure;

•

a review of our periodic reports (including, but not limited to, this Quarterly Report on Form 10-Q and other periodic reports filed with the SEC) by the staff of the SEC could result in an amendment to our financial information or other disclosures;

•

the previously reported ineffectiveness of our disclosure controls and procedures due to a material weakness in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2012;

•	the continuation of a material weakness or the discovery of additional material weaknesses in our internal control over financial reporting and any delay in the implementation of remedial measures;

•	our continued listing on the NYSE;

•	the ability or willingness of Walter Energy, Inc., our prior parent, and other counterparties to satisfy material obligations under agreements with us; and

•	other presently unidentified factors.

All forward-looking statements set forth herein are qualified by these cautionary statements and are made only as of the date hereof. We undertake no obligation to update or revise the information contained herein, including any forward-looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

The Company

Walter Investment Management Corp. and its subsidiaries, which may also be referred to as Walter Investment, the Company, we, our and us, is a full-service, fee-based provider to the residential mortgage industry. Our primary business provides value-added specialty servicing to the forward residential loan market across several product types including agency, non-agency, first and second lien and manufactured housing loans. Our specialty servicing business focuses on credit-sensitive residential mortgages. In addition to the forward loan servicing business, we have a leading franchise in the reverse mortgage sector that provides a full suite of services including loan servicing, loan origination, asset management and related technology. We operate several other related businesses that include a mortgage portfolio of credit-challenged, non-conforming residential loans, an insurance agency serving residential loan customers, and with the acquisition of the Residential Capital LLC, or ResCap, originations business in 2013, a fully integrated loan origination platform that primarily focuses on retention and recapture activities (Consumer Direct channel) for our servicing portfolio but also maintains sizable operations in the Retail and Correspondent lending channels. We operate throughout the United States, or U.S.

Market Opportunity and Strategy

Due to the dramatic shift in regulatory requirements, costs and scrutiny placed upon servicing residential mortgage assets, traditional servicers are exiting and/or moving the servicing requirements to specialty servicers to lesson risks and complexity. In addition, the federal Dodd-Frank Act increased the capital requirements for banks holding mortgage servicing assets thus compelling another reason to shed these assets. While delinquencies, defaults, and foreclosures remain high by historical standards, they have come down the past 12-18 months from their peaks. However, the lessons learned from the economic downturn, continue to emphasize the need to credit owners, that specialized servicers can make a meaningful and lasting impact on credit performance by utilizing a borrower-centric, high-touch servicing protocol.

As important as providing best-in-class service, however, is the ability to meet and quickly adapt to the ever changing landscape of regulatory requirements imposed by numerous federal, state and local authorities that oversee our business. While our recent business and mortgage servicing rights acquisitions have presented a number of challenges, we have been largely successful in meeting those challenges and living up to our demonstrated history of being compliant with these regulations, which we believe provides us with an advantage over our competitors.

In addition, we seek to leverage our core servicing business and customer base to provide complementary services. These complementary business lines include:

•	Asset Receivables Management: performs collections of delinquent balances on loans serviced for third parties after they have been charged off.

•	Insurance Agency: acts as a nationwide agent of primarily property and casualty insurance products for both lender-placed and voluntary insurance coverage.

•	Loan Originations: facilitates refinancing as a retention and recapture solution for loans we service.

We are currently actively pursuing a number of opportunities to grow our business through multiple channels such as adding subservicing contracts to our portfolios through: one time transfers and flow agreements; the acquisition of mortgage servicing rights, or MSRs, and servicing platforms; and acquisitions of businesses that are complementary to our historical platform (e.g., reverse mortgages). We are also pursuing opportunities to grow our loan originations business. We regularly explore such opportunities in the ordinary course of our business, both alone and with potential joint venture partners, and believe there are significant opportunities to acquire such assets. We refer to opportunities or potential opportunities in the market for products, platforms and businesses within our strategic profile that we have identified as targets as our “pipeline.” Our pipeline of potential transactions includes MSR acquisitions, subservicing contracts, assets and stock purchases, and joint venture arrangements, including those that involve assets and platforms that are originating new loans and MSRs as well as other complimentary activities. In the event we are successful in any such activities, it is likely that we will assume certain liabilities in connection with the acquisitions that could reduce the purchase price based on our valuation of such liabilities (which valuation is subject to our judgment and could differ from actual experience).

Executive Summary

For the three and six months ended June 30, 2013, we reported net income of $143.2 million and $171.0 million, or $3.75 and $4.47 per diluted share, respectively, as compared to $0.4 million and $5.6 million, or $0.01 and $0.19 per diluted share, respectively, for the three and six months ended June 30, 2012. The increase in net income of $142.8 million and $165.4 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, was primarily due to the acquisitions of Reverse Mortgage Solutions LLC, or RMS, and Security One Lending, or S1L, during the fourth quarter of 2012 and the acquisition of the ResCap net assets during the first quarter of 2013 described below.

We recognized core earnings before income taxes of $292.5 million and $385.1 million for the three and six months ended June 30, 2013, respectively, as compared to $29.1 million and $62.2 million for the three and six months ended June 30, 2012, respectively. The increase in core earnings before income taxes of $263.4 million and $322.9 million for the three and six months ended June 30, 2013 as compared to the same periods of the prior year, respectively, was primarily attributable to growth of our servicing and originations businesses resulting from the acquisition of the ResCap net assets and our new reverse mortgage business resulting from the acquisition of RMS, which resulted in increased revenues partially offset by higher salaries and benefit expenses, excluding share based compensation, and general and administrative expenses. Salaries and benefits and general and administrative expenses increased as a result of an increase in employees in conjunction with the acquisitions of RMS, S1L and the ResCap net assets as well as the overall growth in our servicing business. For a description of core earnings before income taxes, as used by management to evaluate our business and its performance, and a reconciliation of our consolidated income before income taxes under accounting principles generally accepted in the U.S., or GAAP, to our core earnings before income taxes, refer to the Business Segment Results section.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, as defined by management, was $262.1 million and $402.1 million for the three and six months ended June 30, 2013, respectively, as compared to $58.2 million and $117.3 million during the same periods of 2012, respectively. The increase in Adjusted EBITDA of $203.9 million and $284.8 million during the three and six months ended June 30, 2013 as compared to the same periods of the prior year, respectively, was primarily attributable to growth of our servicing and originations businesses and our new reverse mortgage business as discussed above. For a description of Adjusted EBITDA, as used by management to evaluate our business and its performance, and a reconciliation of our consolidated income before income taxes under GAAP to our Adjusted EBITDA, refer to the Business Segment Results section.

We used $2.1 billion in cash flows from operating activities during the six months ended June 30, 2013 and finished the quarter with $532.6 million in cash and cash equivalents. Our operating cash flows decreased primarily as a result of the ramp up in our originations business which resulted in $5.3 billion used in purchases and originations of residential loans, partially offset by $3.8 billion in proceeds from sales of and payments on residential loans. We also had $124.7 million in funds available under our secured revolving credit facility at June 30, 2013.

We manage our Company in six reportable segments: Servicing; Assets Receivables Management, or ARM; Insurance; Loans and Residuals; Reverse Mortgage; and Originations. Refer to the Business Segment Results section for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments and related key financial highlights are provided below:

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

For the three and six months ended June 30, 2013, our Servicing segment recognized $145.4 million and $267.3 million in servicing fees, $26.3 million and $46.7 million in incentive and performance fees and $17.9 million and $32.3 million in ancillary and other fees, respectively. For the three and six months ended June 30, 2013, net servicing revenue and fees also included fair value gains of $65.1 million and $44.0 million, respectively, partially offset by amortization of servicing rights of $10.3 million and $20.7 million, respectively.

ARM — Our ARM business segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners. Asset recovery revenue was $11.1 million and $21.2 million for the three and six months ended June 30, 2013, respectively.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through our insurance agency for a commission. For the three and six months ended June 30, 2013, net written premiums were $55.9 million and $103.2 million, respectively, which included lender-placed activity of $40.0 million and $69.4 million and voluntary activity of $15.9 million and $33.8 million during those same periods, respectively. Total insurance revenue was $18.1 million and $35.6 million for the three and six months ended June 30, 2013, respectively.

Loans and Residuals — Our Loans and Residuals business segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned, all of which are associated with forward loans. The Residual Trusts are consolidated VIEs. Our net interest margin was 4.07% and 3.98% for the three and six months ended June 30, 2013, respectively, down 26 and 10 basis points as compared to the same periods of 2012, respectively, primarily due to a decline in the portfolio as well as a higher average 90 days or more delinquency rate for the six months ended June 30, 2013 as compared to the same period of 2012, both of which have impacted the yield on interest income.

Total delinquent loans have decreased to 5.93% at June 30, 2013 from 7.01% at December 31, 2012. The number of real estate owned properties has declined to 827 units at June 30, 2013, a reduction of 15 units from 842 units at December 31, 2012.

Reverse Mortgage — Our Reverse Mortgage business segment, which was formed in the fourth quarter of 2012 as a result of the acquisition of RMS, consists of operations that purchase and originate reverse mortgage loans that are securitized as Home Equity Conversion Mortgages, or HECM, reverse mortgages, but remain on the consolidated balance sheet as collateral for secured borrowings, or Home Equity Conversion Mortgage-Backed Securities, or HMBS, related obligations. This segment also performs servicing for third party investors in reverse mortgage loans and provides other ancillary services for the reverse mortgage market. During the three and six months ended June 30, 2013, the Reverse Mortgage business segment recognized $6.6 million and $13.4 million in net servicing revenue and fees and $26.7 million and $63.5 million in net fair value gains on reverse loans and related HMBS obligations, respectively.

Originations — Our Originations business segment consists of operations that purchase and originate forward loans that are sold to third parties with servicing rights generally retained. The Originations segment was previously included in the Other segment, but became a reportable operating segment because of growth in the business resulting from the acquisition of the ResCap net assets. Activity prior to the acquisition of the ResCap net assets, as described under the Acquisitions section immediately below, primarily consisted of brokerage operations whereby the Originations segment received origination commissions. For the three and six months ended June 30, 2013, the Originations segment funded $4.7 billion and $5.1 billion in originations and purchases of loans and recognized $235.7 million and $309.8 million in net gains on sales of loans, respectively.

Acquisitions

On January 31, 2013, we acquired the assets and assumed the liabilities relating to all of ResCap’s Federal National Mortgage Association, or Fannie Mae, MSRs and related servicer advances, and ResCap’s mortgage originations and capital markets platforms, or the ResCap net assets, for an adjusted purchase price of $487.2 million.

On January 31, 2013, we purchased Fannie Mae MSRs from Bank of America, N.A., or the BOA asset purchase, for total consideration of $495.7 million. At closing, the BOA Fannie Mae MSRs were associated with loans totaling $84.4 billion in unpaid principal balance. As part of the asset purchase agreement, Bank of America, N.A. is to provide subservicing on an interim basis while the loan servicing is transferred in tranches to our servicing systems. As each tranche is boarded, we are also obligated to purchase the related servicer advances associated with the boarded loans. From the date of the closing through June 30, 2013, we have purchased $654.4 million of servicer advances as part of the asset purchase agreement. We anticipate that all servicing transfers will be completed by December 2013 and Bank of America, N.A. will cease to be the sub-servicer.

On March 1, 2013, we purchased the residential mortgage servicing platform, including certain servicing related technology assets, of MetLife Bank, N.A. located in Irving, Texas, or the MetLife Bank net assets, for total consideration of $1.0 million.

On March 1, 2013, we purchased the correspondent lending and wholesale broker businesses of Ally Bank, or the Ally Bank net assets, for total consideration of $0.1 million.

On July 29, 2013, we entered into a strategic relationship with UFG Holdings, LLC, or UFG, a company controlled by an investor group led by Brian Libman, our Chief Strategy Officer, which has agreed to acquire 100% of the membership interests of Urban Financial Group, LLC, or Urban, from KCG Holdings, Inc. Pursuant to the terms of its agreement with UFG, and subject to the closing of the purchase of Urban, we will invest approximately $15.0 million in UFG in the form of an unsecured loan and will receive warrants entitling us to purchase up to 19% of the common units of UFG. In addition, RMS will enter into a forward flow agreement to purchase mortgage servicing rights originated by Urban. Effective with the closing of the transaction, which is expected during the fourth quarter of 2013, Mr. Libman will resign his position with our Company.

Financing Transactions

On January 31, 2013, we entered into Amendment No. 1, Incremental Amendment and Joinder Agreement, or the Incremental Amendment, to our senior secured credit agreement, or Term Loan. The Incremental Amendment, among other things, increased certain financial ratios which govern our ability to incur additional indebtedness and provided for a secured term loan, or the Incremental Loan, in an amount of $825.0 million, which was borrowed in its entirety on January 31, 2013 and was used to fund the ResCap net asset acquisition and the BOA asset purchase.

On March 14, 2013, we entered into Amendment No. 2, or the Credit Agreement Amendment, to our Term Loan. The Credit Agreement Amendment changes certain financial definitions in the Term Loan to clarify that net cash receipts in connection with the issuance of reverse mortgage securities and the servicing of reverse mortgages count towards pro forma adjusted earnings before interest, taxes, depreciation and amortization, or Pro Forma Adjusted EBITDA and excess cash flows for purposes of the Term Loan.

On June 6, 2013, we entered into Amendment No. 3, Incremental Amendment and Joinder Agreement, or the Second Incremental Amendment, to our Term Loan. The Second Incremental Amendment, among other things, provides for a secured term loan, or the Second Incremental Loan, in the amount of $200.0 million, which was borrowed in its entirety on June 6, 2013. All material terms of the loans under the Second Incremental Loan are consistent with the terms of the existing Term Loan.

On July 17, 2013, we entered into Amendment No. 1 to the Second Incremental Amendment to our Term Loan, or the Amendment to Second Incremental Amendment. The Amendment to Second Incremental Amendment adds a prepayment premium in connection with re-pricings and increases the required amortization payments for the $200.0 million incremental term loan made to the Company on June 6, 2013 pursuant to the Second Incremental Amendment, so that the terms of such incremental term loans are identical to the terms of the other term loans outstanding under the existing Term Loan.

On July 23, 2013, we entered into Amendment No. 4, Incremental Amendment and Joinder Agreement, or the Third Incremental Amendment, to our Term Loan. The Third Incremental Amendment, among other things, provides for a secured term loan, or the Third Incremental Loan, in the amount of $50.0 million, which was borrowed in its entirety on July 23, 2013. All material terms of the loan under the Third Incremental Loan are consistent with the terms of the existing Term Loan.

During the six months ended June 30, 2013, we entered into five additional master repurchase agreements with an aggregate capacity amount of $2.1 billion. These facilities will be primarily used to fund the origination of mortgage loan for the recently acquired ResCap originations business.

Results of Operations — Comparison of Consolidated Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

We recognized net income of $143.2 million and $171.0 million for the three and six months ended June 30, 2013, respectively, as compared net income of $0.4 million and $5.6 million for the same periods in the prior year, respectively. A summary of our consolidated results of operations is provided below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Revenues
Net servicing revenue and fees	$257,306	$88,670	$168,636	$394,315	$178,403	$215,912
Net gains on sales of loans	235,949	—	235,949	314,394	—	314,394
Interest income on loans	36,796	40,453	(3,657)	73,694	79,733	(6,039)
Insurance revenue	18,050	16,803	1,247	35,584	36,765	(1,181)
Other revenues	21,132	4,963	16,169	28,987	8,829	20,158

Total revenues	569,233	150,889	418,344	846,974	303,730	543,244
Expenses
Salaries and benefits	145,282	55,541	89,741	252,015	112,944	139,071
General and administrative	125,712	33,887	91,825	213,152	62,916	150,236
Interest expense	68,290	44,523	23,767	122,432	90,361	32,071
Depreciation and amortization	17,614	11,814	5,800	33,947	23,833	10,114
Provision for loan losses	95	1,957	(1,862)	1,821	3,526	(1,705)
Other expenses, net	2,056	3,180	(1,124)	2,426	6,666	(4,240)

Total expenses	359,049	150,902	208,147	625,793	300,246	325,547
Other gains
Net fair value gains on reverse loans and related HMBS obligations	26,731	—	26,731	63,519	—	63,519
Other net fair value gains	1,656	788	868	395	5,551	(5,156)

Total other gains	28,387	788	27,599	63,914	5,551	58,363
Income before income taxes	238,571	775	237,796	285,095	9,035	276,060
Income tax expense	95,339	347	94,992	114,114	3,472	110,642

Net income	$143,232	$428	$142,804	$170,981	$5,563	$165,418

Net Servicing Revenue and Fees

We recognize servicing revenue and fees on servicing performed for third parties. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us, and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans held by consolidated VIEs, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation. Servicing revenue and fees, which consists of the revenues and fees discussed above, are adjusted for the amortization of servicing rights carried at amortized cost and the changes in fair value of servicing rights carried at fair value. Net servicing revenue and fees increased $168.6 million and $215.9 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, due to growth in the average servicing portfolio of 96% or 915,000 accounts for the three months ended June 30, 2013 and 72% or 691,000 accounts for the six months ended June 30, 2013, resulting primarily from the ResCap net assets acquisition and the BOA asset purchase. The decline in amortization of servicing rights carried at amortized cost of $2.0 million and $3.6 million for the three and six months ended June 30, 2013, respectively, resulted primarily from the run-off of the related servicing portfolio. The net fair value gains on servicing rights carried at fair value relates to the newly established class of servicing rights that includes the servicing rights related to the ResCap net assets and the BOA asset purchase.

A summary of net servicing revenue and fees is provided below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Servicing fees	$143,473	$69,068	$74,405	$263,345	$139,603	$123,742
Incentive and performance fees	37,282	23,705	13,577	67,607	46,721	20,886
Ancillary and other fees	22,683	9,108	13,575	41,894	18,205	23,689

Servicing revenue and fees	203,438	101,881	101,557	372,846	204,529	168,317
Amortization of servicing rights	(11,209)	(13,211)	2,002	(22,533)	(26,126)	3,593
Change in fair value of servicing rights	65,077	—	65,077	44,002	—	44,002

Net servicing revenue and fees	$257,306	$88,670	$168,636	$394,315	$178,403	$215,912

We received certain incentive fees for exceeding pre-defined performance hurdles in servicing various loan portfolios of $9.1 million and $16.3 million during the three and six months ended June 30, 2013, respectively, as compared to $7.0 million and $16.6 million during the same periods of 2012, respectively. These fees may not recur on a regular basis, as they are earned based on the performance of underlying loan pools as compared to comparable pools serviced by others, as well as the achievement of certain performance hurdles over time, which may not be achieved on a regular schedule.

Third-Party Servicing Portfolio

Forward Mortgage Servicing

Provided below are summaries of the activity in our third-party servicing portfolio for our forward mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Six Months Ended June 30, 2013
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with forward mortgages serviced for third parties
Balance at January 1, 2013	902,405	$20,437,051	$13,309,915	$40,912,250	$74,659,216
Acquisition of ResCap net assets	381,540	42,287,026	—	—	42,287,026
Acquisition of BOA assets	607,434	84,438,119	—	—	84,438,119
New business added	22,458	2,379,822	—	1,660,668	4,040,490
Payoffs, sales and curtailments, net	(58,727)	(6,769,417)	(701,518)	422,177	(7,048,758)

Balance at March 31, 2013	1,855,110	142,772,601	12,608,397	42,995,095	198,376,093
New business added	39,644	5,092,348	—	1,149,297	6,241,645
Payoffs, sales and curtailments	(87,242)	(10,206,777)	(761,776)	(937,448)	(11,906,001)

Balance at June 30, 2013	1,807,512	$137,658,172	$11,846,621	$43,206,944	$192,711,737

		June 30, 2013
Ending number of accounts associated with forward mortgages serviced for third parties		1,299,955	248,509	259,048	1,807,512

	For the Six Months Ended June 30, 2012
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with forward mortgages serviced for third parties
Balance at January 1, 2012	979,530	$18,717,559	$16,302,306	$48,264,295	$83,284,160
New business added	25,634	615,904	—	1,570,883	2,186,787
Payoffs, sales and curtailments	(30,334)	(675,608)	(805,910)	(1,004,609)	(2,486,127)

Balance at March 31, 2012	974,830	18,657,855	15,496,396	48,830,569	82,984,820
New business added	3,300	—	—	656,978	656,978
Payoffs, sales and curtailments	(37,483)	(757,107)	(730,034)	(2,995,090)	(4,482,231)

Balance at June 30, 2012	940,647	$17,900,748	$14,766,362	$46,492,457	$79,159,567

		June 30, 2012
Ending number of accounts associated with forward mortgages serviced for third parties		387,862	292,733	260,052	940,647

Reverse Mortgage Servicing

Provided below is a summary of the activity in our third-party servicing portfolio for our reverse mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Six Months Ended June 30, 2013
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with reverse mortgages serviced for third parties
Balance at January 1, 2013	42,855	$3,032,569	$3,023,614	$1,398,123	$7,454,306
New business added	113	4,770	—	15,896	20,666
Other additions	—	31,742	52,862	22,570	107,174
Payoffs, sales and curtailments	(899)	(79,265)	(83,627)	(39,329)	(202,221)

Balance at March 31, 2013	42,069	2,989,816	2,992,849	1,397,260	7,379,925
New business added	180	—	—	33,363	33,363
Other additions	—	31,640	51,983	23,689	107,312
Payoffs, sales and curtailments	(780)	(113,448)	(58,943)	(33,039)	(205,430)

Balance at June 30, 2013	41,469	$2,908,008	$2,985,889	$1,421,273	$7,315,170

		June 30, 2013
Ending number of accounts associated with reverse mortgages serviced for third parties		19,108	18,343	4,018	41,469

Net Gains on Sales of Loans

Net gains on sales of loans consists of gains and losses on sales of loans held for sale, fair value adjustments on loans held for sale and related derivatives, and a provision for the repurchase of loans. Net gains on sales of loans were $235.9 million and $314.4 million for the three and six months ended June 30, 2013, respectively, due primarily to the acquisition of the ResCap net assets, which resulted in the growth of our originations business.

Interest Income on Loans

We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered forward residential loans, both of which are accounted for at amortized cost. For the three and six months ended June 30, 2013, interest income decreased $3.7 million and $6.0 million as compared to the same periods of 2012, respectively, primarily due to a decline in the residential loan balance and a lower average yield resulting from a higher average 90 days or more delinquency rate. The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments and defaults, was 7.24% for the six months ended June 30, 2013.

Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Residential loans at amortized cost
Interest income	$36,796	$40,453	$(3,657)	$73,694	$79,733	$(6,039)
Average balance	1,475,445	1,573,177	(97,732)	1,487,215	1,584,014	(96,799)
Average yield	9.98%	10.29%	-0.31%	9.91%	10.07%	-0.16%

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the price of the insurance policy sold, which varies based on the type of product. Insurance revenue increased $1.2 million during the three months ended June 30, 2013 as compared to the same period of 2012 due to a 43% increase in net written premiums, partially offset by a decrease in certain commission rates that were effective on January 1, 2013. Insurance revenue decreased $1.2 million for the six months ended June 30, 2013 as compared to the same period of 2012, due primarily as a result of a decrease in commissions rate, partially offset by a 17% increase in net written premiums.

Other Revenues

Other revenues consist primarily of management fee income, origination fee income and accretion of certain acquisition-related fair value adjustments. Other revenues increased $16.2 million and $20.2 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, primarily due to origination fee income resulting from the growth in our originations business.

Salaries and Benefits

Salaries and benefits expense increased $89.7 million and $139.1 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, due to our recent acquisitions and hiring to support the growth of our business. Headcount increased by approximately 3,600 full time employees from over 2,600 at June 30, 2012 to over 6,200 at June 30, 2013.

General and Administrative

General and administrative expenses increased $91.8 million and $150.2 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, due to, among other things, increases in legal and professional fees associated with financing and acquisitions and growth of our business, expenses associated the servicing of loans, loan origination fees due to the development of our originations business, and advertising expense due to the growth of our business. Transaction expenses related to the Incremental Amendments to our Term Loan, the acquisition of the ResCap net assets and the BOA asset purchase were $2.0 million and $12.9 million during the three and six months ended June 30, 2013, respectively.

Interest Expense

We incur interest expense on our corporate debt, including convertible notes, on the master repurchase agreements, on the mortgage-backed debt issued by the Residual Trusts, and on our servicing advance liabilities, all of which are accounted for at amortized cost. During the three and six months ended June 30, 2013, interest expense increased $23.8 million and $32.1 million as compared to the same periods of 2012, respectively, due primarily to an increase in the average balances on our corporate debt resulting from the refinancing of our first lien term loan with our $700.0 million Term Loan during the fourth quarter of 2012, our Incremental Loan of $825.0 million, which was borrowed in its entirety during the first quarter of 2013, and our Second Incremental Loan of $200.0 million, which was borrowed in its entirety during the second quarter of 2013. The increase in average balances of our corporate debt, including the issuance of convertible notes, was partially offset by decreases in average rates during the three and six months ended June 30, 2013 as compared to the same periods of 2012 as a result of the corporate debt activity discussed above as well as the termination of our second lien term loan. All of these financing transactions resulted in a lower cost of debt. In addition, interest expense increased as a result of increased average balances of the master repurchase agreements and servicing advance liabilities due to our growing servicing and originations businesses.

Provided below is a summary of the average balances of our corporate debt, the master repurchase agreements, the mortgage-backed debt of the Residual Trusts, and our servicing advance liabilities, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Corporate debt
Interest expense	$30,567	$19,915	$10,652	$55,785	$40,343	$15,442
Average balance	1,744,319	720,397	1,023,922	1,592,046	730,664	861,382
Average rate	7.01%	11.06%	-4.05%	7.01%	11.04%	-4.03%
Master repurchase agreements
Interest expense	$10,757	$—	$10,757	$14,975	$—	$14,975
Average balance	1,048,023	—	1,048,023	700,616	—	700,616
Average rate	4.11%	—	4.11%	4.27%	—	4.27%
Mortgage-backed debt at amortized cost
Interest expense	$21,800	$23,425	$(1,625)	$44,096	$47,403	$(3,307)
Average balance	1,273,822	1,376,229	(102,407)	1,287,696	1,388,656	(100,960)
Average rate	6.85%	6.81%	0.04%	6.85%	6.83%	0.02%
Servicing advance liabilities
Interest expense	$5,166	$1,183	$3,983	$7,576	$2,615	$4,961
Average balance	435,183	105,341	329,842	324,920	106,434	218,486
Average rate	4.75%	4.49%	0.26%	4.66%	4.91%	-0.25%

Depreciation and Amortization

Depreciation and amortization expense consists of amortization of intangible assets other than goodwill and depreciation and amortization recognized on premises and equipment, which includes amortization of capitalized software. Depreciation and amortization increased $5.8 million and $10.1 million during the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, primarily as a result of business combinations in the fourth quarter of 2012 and the first quarter of 2013. A summary of depreciation and amortization expense is provided below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Depreciation and amortization of:
Intangible assets	$7,880	$5,921	$1,959	$15,783	$12,073	$3,710
Premises and equipment	9,734	5,893	3,841	18,164	11,760	6,404

Total depreciation and amortization	$17,614	$11,814	$5,800	$33,947	$23,833	$10,114

Provision for Loan Losses

We recognize a provision for loan losses for our residential loan portfolio accounted for at amortized cost. The provision for loan losses decreased by $1.9 million and $1.7 million during the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, primarily due to a decrease in severity rates coupled with a continued decline in the portfolio.

Other Expenses, Net

Other expenses, net consist primarily of real estate owned expenses, net, which includes lower of cost or fair value adjustments and holding costs, and claims expense. Other expenses, net decreased $1.1 million and $4.2 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively. The respective decreases were due primarily to lower real estate owned expenses, net of $1.1 million and $3.9 million during the three and six months ended June 30, 2013, respectively, due to lower fair value adjustments and higher realized gains on real estate sales that have resulted from a trend of reduced loss severity during 2013 as compared to the prior year trend of increasing loss severities.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations

During the three and six months ended June 30, 2013, we recognized net fair value gains of $26.7 million and $63.5 million, respectively, on reverse loans and related HMBS obligations, which are accounted for at fair value. These net gains resulted from the interest rate spread between the loans and related obligations, interest income on loans not securitized, gains on loans originated, gains on tail pools issued, and changes in market pricing for HECM loans and HMBS securities.

Other Net Fair Value Gains

We recognized other net fair value gains on assets and liabilities accounted for at fair value of $1.7 million and $0.4 million for the three and six months ended June 30, 2013, respectively, which included net gains on the assets and liabilities of the Non-Residual Trusts of $2.3 million and $5.2 million, respectively, and losses associated with the increase in the estimated liability for the S1L contingent earn-out payment of $1.1 million and $4.8 million, respectively. The net gain on the assets and liabilities of the Non-Residual Trusts of $2.3 million for the three months ended June 30, 2013 was primarily due to a favorable spread on contractual interest income net of contractual interest expense. The net gain on the assets and liabilities of the Non-Residual Trusts of $5.2 million for the six months ended June 30, 2013 was primarily due to a favorable spread on contractual interest income net of contractual interest expense, higher than expected cash flows and lower London InterBank Offered Rates, or LIBOR, rates.

We recognized net fair value gains on assets and liabilities accounted for at fair value of $0.8 million and $5.6 million during the three and six months ended June 30, 2012, respectively, which included net gains on the assets and liabilities of the Non-Residual Trusts of $1.4 million and $7.2 million, respectively, and losses on derivatives associated with the 2011 Term Loans of $0.5 million and $0.9 million, respectively. Lower discount rates resulting from changes in market rates impacted the net fair values of the assets and liabilities of the Non-Residual Trusts during the six months ended June 30, 2012.

Income Tax Expense

Income tax expense increased $95.0 million and $110.6 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, due primarily to the increase in income before income taxes. The effective tax rate decreased from 44.8% for the three months ended June 30, 2012 to 40.0% for the three months ended June 30, 2013, and increased from 38.4% for the six months ended June 30, 2012 to 40.0% for the six months ended June 30, 2013, primarily as a result of changes in corporate operations during 2013 driven by our recent business and asset acquisitions. We now have a substantial presence in new state jurisdictions that have higher state tax rates.

Financial Condition — Comparison of Consolidated Financial Condition at June 30, 2013 to December 31, 2012

The acquisitions of certain assets during the first quarter of 2013 had a significant impact on our consolidated balance sheet since December 31, 2012. Our total assets and total liabilities increased by $6.0 billion and $5.8 billion, respectively, to $16.9 billion and $15.9 billion at June 30, 2013, respectively. Provided below is a summary of the consolidated balance sheet as of June 30, 2013 as compared to December 31, 2012 (in thousands) and a discussion of the most significant variances in our assets, liabilities and stockholders’ equity for the current period.

	June 30, 2013	December 31, 2012	Variance
Assets
Cash and cash equivalents	$532,620	$442,054	$90,566
Restricted cash and cash equivalents	1,057,503	653,338	404,165
Residential loans at amortized cost, net	1,443,707	1,490,321	(46,614)
Residential loans at fair value	10,184,477	6,710,211	3,474,266
Receivables, net	269,021	259,009	10,012
Servicer and protective advances, net	1,044,410	173,047	871,363
Servicing rights, net	1,074,783	242,712	832,071
Goodwill	654,565	580,378	74,187
Intangible assets, net	137,909	144,492	(6,583)
Premises and equipment, net	155,411	137,785	17,626
Other assets	375,806	144,830	230,976

Total assets	$16,930,212	$10,978,177	$5,952,035

Liabilities and stockholders’ equity
Payables and accrued liabilities	$701,349	$260,610	$440,739
Servicer payables	959,565	587,929	371,636
Servicing advance liabilities	737,629	100,164	637,465
Debt	3,625,115	1,146,249	2,478,866
Mortgage-backed debt	1,980,868	2,072,728	(91,860)
HMBS related obligations at fair value	7,805,846	5,874,552	1,931,294
Deferred tax liability	45,813	41,017	4,796

Total liabilities	15,856,185	10,083,249	5,772,936
Stockholders’ equity	1,074,027	894,928	179,099

Total liabilities and stockholders’ equity	$16,930,212	$10,978,177	$5,952,035

Residential loans at fair value increased $3.5 billion primarily as a result of $5.3 billion in purchases and originations of residential loans held for sale, partially offset by $3.8 billion in sales of and payments on residential loans held for sale during the six months ended June 30, 2013. Residential loans at fair value also increased as a result of $1.9 billion in reverse mortgage loans originated and purchased during the first half of 2013. The reverse loans are offset by HMBS related obligations once securitized, as the obligations represent proceeds received from the transfer of HMBS securities accounted for as a secured borrowing.

Servicing rights, net increased $832.1 million primarily as a result of the acquisition of the ResCap net assets and the BOA asset purchase during the first quarter of 2013.

Debt increased $2.5 billion as a result of the Incremental Loan of $825.0 million and the Second incremental Loan of $200.0 million, which were borrowed in their entirety during the first six months of 2013, and a net increase of $1.5 billion associated with borrowings on our master repurchase agreements.

HMBS related obligations at fair value increased by $1.9 billion as a result of $2.0 billion in proceeds from the transfer of HMBS securities offset by payments on these obligations made during the first half of 2013.

Business Segment Results

We manage our Company in six reportable segments: Servicing, ARM, Insurance, Loans and Residuals, Reverse Mortgage and Originations. We measure the performance of our business segments through the following measures: income (loss) before income taxes, core earnings (loss) before income taxes and Adjusted EBITDA. Management considers core earnings (loss) before income taxes and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of our business segments and of the Company as a whole, as well as for allocating capital resources to our segments. Core earnings (loss) before income taxes and Adjusted EBITDA are utilized to assess the underlying operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance.

Core earnings is a metric that is used by management to exclude certain items in an attempt to provide a better earnings per share metric to evaluate our Company’s underlying key drivers and operating performance of the business, exclusive of certain adjustments and activities that investors may consider to be unrelated to the underlying economic performance of the business for a given period. Core earnings excludes certain depreciation and amortization costs related to the increased basis in assets acquired with business combination transactions, or step-up depreciation and amortization, transaction and integration costs, share-based compensation expense, certain other non-cash adjustments, and the net impact of the consolidated Non-Residual Trusts. Core earnings includes both cash and non-cash gains from forward mortgage origination activities. Non-cash gains are net of non-cash charges or reserves provided. Core earnings excludes the impact of the adoption of fair value accounting and includes cash gains for reverse mortgage origination activities. Core earnings may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a means of evaluating our core operating performance.

Adjusted EBITDA is a key performance metric used by management in evaluating the performance of our Company and its segments. Adjusted EBITDA is generally presented in accordance with its definition in our Company’s Term Loan, with certain exceptions, and represents income before income taxes, depreciation and amortization, interest expense on corporate debt, transaction and integration costs, the net effect of the Non-Residual Trusts and certain other non-cash income and expense items. Adjusted EBITDA includes both cash and non-cash gains from forward mortgage origination activities. Adjusted EBITDA excludes the impact of the adoption of fair value accounting, and includes cash gains for reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a means of evaluating our core operating performance. The definition of Adjusted EBITDA used in this document differs from the definition in our Term Loan principally in that (i) the credit agreement includes a pro forma adjustment for the projected EBITDA of acquisitions that were made less than twelve months ago and (ii) the Term Loan does not include the non-cash gains from forward mortgage origination activities in Adjusted EBITDA.

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

We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses and amounts to eliminate intercompany transactions between segments as other activity. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes, refer to Note 21 in the Notes to Consolidated Financial Statements.

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Core Earnings (Loss) Before Income Taxes and Adjusted EBITDA (in thousands)

	For the Three Months Ended June 30, 2013
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Reverse Mortgage	Originations	Other	Total Consolidated
Income (loss) before income taxes	$113,185	$3,835	$8,954	$10,750	$(9,817)	$145,879	$(34,215)	$238,571
Core Earnings adjustments
Step-up depreciation and amortization	6,029	1,483	1,018	—	2,353	1,933	5	12,821
Step-up amortization of sub-servicing rights (MSRs)	8,125	—	—	—	—	—	—	8,125
Share-based compensation expense	1,895	151	311	—	436	885	174	3,852
Transaction and integration costs	—	—	—	—	—	—	4,001	4,001
Non-cash fair value adjustments for reverse mortgages	—	—	—	—	16,886	—	—	16,886
Non-cash interest expense	210	—	(19)	(40)	—	—	2,163	2,314
Net impact of Non-Residual Trusts	—	—	—	—	—	—	33	33
Other	—	—	—	—	6,000	—	(63)	5,937

Total adjustments	16,259	1,634	1,310	(40)	25,675	2,818	6,313	53,969

Core earnings (loss) before income taxes	129,444	5,469	10,264	10,710	15,858	148,697	(27,902)	292,540
Adjusted EBITDA adjustments
Interest expense on debt	—	—	—	—	9	—	28,395	28,404
Non-cash interest income	(359)	—	7	(4,085)	(135)	—	—	(4,572)
Depreciation and amortization	3,416	131	150	—	338	756	2	4,793
Amortization and fair value adjustments of servicing rights	(62,868)	—	—	—	875	—	—	(61,993)
Provision for loan losses	—	—	—	95	—	—	—	95
Residual Trusts cash flows	—	—	—	1,077	—	—	—	1,077
Other	687	10	26	(747)	(51)	2,266	(389)	1,802

Total adjustments	(59,124)	141	183	(3,660)	1,036	3,022	28,008	(30,394)

Adjusted EBITDA	$70,320	$5,610	$10,447	$7,050	$16,894	$151,719	$106	$262,146

	For the Six Months Ended June 30, 2013
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Reverse Mortgage	Originations	Other	Total Consolidated
Income (loss) before income taxes	$135,214	$6,203	$16,673	$19,363	$2,272	$180,138	$(74,768)	$285,095
Core Earnings adjustments
Step-up depreciation and amortization	12,218	2,956	2,482	—	4,804	3,210	11	25,681
Step-up amortization of sub-servicing rights (MSRs)	16,235	—	—	—	—	—	—	16,235
Share-based compensation expense	3,392	289	650	—	723	1,153	335	6,542
Transaction and integration costs	—	—	—	—	—	—	20,328	20,328
Non-cash fair value adjustments for reverse mortgages	—	—	—	—	20,422	—	—	20,422
Non-cash interest expense	430	—	—	637	—	—	4,250	5,317
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(446)	(446)
Other	—	—	—	—	6,000	—	(52)	5,948

Total adjustments	32,275	3,245	3,132	637	31,949	4,363	24,426	100,027

Core earnings (loss) before income taxes	167,489	9,448	19,805	20,000	34,221	184,501	(50,342)	385,122
Adjusted EBITDA adjustments
Interest expense on debt	—	—	—	—	26	—	51,509	51,535
Non-cash interest income	(820)	—	—	(8,034)	(286)	—	—	(9,140)
Depreciation and amortization	6,084	414	—	—	610	1,156	2	8,266
Amortization and fair value adjustments of servicing rights	(39,497)	—	—	—	1,793	—	—	(37,704)
Provision for loan losses	—	—	—	1,821	—	—	—	1,821
Residual Trusts cash flows	—	—	—	1,477	—	—	—	1,477
Other	1,130	18	44	(2,439)	(14)	2,307	(285)	761

Total adjustments	(33,103)	432	44	(7,175)	2,129	3,463	51,226	17,016

Adjusted EBITDA	$134,386	$9,880	$19,849	$12,825	$36,350	$187,964	$884	$402,138

	For the Three Months Ended June 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Originations	Other	Total Consolidated
Income (loss) before income taxes	$4,840	$2,063	$6,977	$7,867	$141	$(21,113)	$775
Core Earnings adjustments
Step-up depreciation and amortization	6,649	1,893	1,310	—	15	8	9,875
Step-up amortization of sub-servicing rights (MSRs)	10,543	—	—	—	—	—	10,543
Share-based compensation expense	2,600	219	507	—	36	252	3,614
Transaction and integration costs	1,464	—	—	—	—	691	2,155
Non-cash interest expense	151	—	55	345	—	—	551
Net impact of Non-Residual Trusts	—	—	—	—	—	1,068	1,068
Other	—	—	—	—	—	480	480

Total adjustments	21,407	2,112	1,872	345	51	2,499	28,286

Core earnings (loss) before income taxes	26,247	4,175	8,849	8,212	192	(18,614)	29,061
Adjusted EBITDA adjustments
Interest expense on debt	44	—	—	—	—	19,871	19,915
Non-cash interest income	(1,030)	—	(187)	(4,637)	—	—	(5,854)
Depreciation and amortization	1,939	—	—	—	—	—	1,939
Amortization of servicing rights	2,668	—	—	—	—	—	2,668
Pro forma synergies	1,225	—	—	—	—	216	1,441
Provision for loan losses	—	—	—	1,957	—	—	1,957
Residual Trusts cash flows	—	—	—	5,363	—	—	5,363
Other	316	8	14	1,405	1	6	1,750

Total adjustments	5,162	8	(173)	4,088	1	20,093	29,179

Adjusted EBITDA	$31,409	$4,183	$8,676	$12,300	$193	$1,479	$58,240

	For the Six Months Ended June 30, 2012
	Servicing	Asset Receivables Management	Insurance	Loans and Residuals	Originations	Other	Total Consolidated
Income (loss) before income taxes	$15,348	$3,224	$16,474	$13,839	$(22)	$(39,828)	$9,035
Core Earnings adjustments
Step-up depreciation and amortization	13,345	3,897	2,657	—	25	15	19,939
Step-up amortization of sub-servicing rights (MSRs)	20,687	—	—	—	—	—	20,687
Share-based compensation expense	6,067	475	1,300	—	64	457	8,363
Transaction and integration costs	1,464	—	—	—	—	2,108	3,572
Non-cash interest expense	437	—	148	1,052	—	—	1,637
Net impact of Non-Residual Trusts	—	—	—	—	—	(1,934)	(1,934)
Other	—	—	—	—	—	929	929

Total adjustments	42,000	4,372	4,105	1,052	89	1,575	53,193

Core earnings (loss) before income taxes	57,348	7,596	20,579	14,891	67	(38,253)	62,228
Adjusted EBITDA adjustments
Interest expense on debt	107	—	—	—	—	40,236	40,343
Non-cash interest income	(1,776)	—	(486)	(8,122)	—	—	(10,384)
Depreciation and amortization	3,894	—	—	—	—	—	3,894
Amortization of servicing rights	5,439	—	—	—	—	—	5,439
Pro forma synergies	2,651	—	—	—	—	1,118	3,769
Provision for loan losses	—	—	—	3,526	—	—	3,526
Residual Trusts cash flows	—	—	—	5,625	—	—	5,625
Other	577	11	14	2,202	1	85	2,890

Total adjustments	10,892	11	(472)	3,231	1	41,439	55,102

Adjusted EBITDA	$68,240	$7,607	$20,107	$18,122	$68	$3,186	$117,330

Servicing

Our Servicing business segment consists of servicing operations for third-party investors of forward residential mortgages, manufactured housing and consumer installment loans and contracts. Provided below is a summary statement of operations for our Servicing segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Net servicing revenue and fees
Third parties	$239,687	$79,313	$160,374	$359,965	$160,848	$199,117
Intercompany	4,745	5,141	(396)	9,594	10,421	(827)

Total net servicing revenue and fees	244,432	84,454	159,978	369,559	171,269	198,290
Other revenues	457	1,033	(576)	919	1,819	(900)

Total revenues	244,889	85,487	159,402	370,478	173,088	197,390
Salaries and benefits	47,690	32,980	14,710	90,253	66,000	24,253
General and administrative and other	69,224	37,605	31,619	118,709	71,246	47,463
Interest expense	5,166	1,228	3,938	7,576	2,723	4,853
Depreciation and amortization	9,445	8,588	857	18,302	17,239	1,063

Total expenses	131,525	80,401	51,124	234,840	157,208	77,632
Other net fair value gains (losses)	(179)	(246)	67	(424)	(532)	108

Income before income taxes	113,185	4,840	108,345	135,214	15,348	119,866
Core Earnings adjustments
Step-up depreciation and amortization	6,029	6,649	(620)	12,218	13,345	(1,127)
Step-up amortization of sub-servicing rights (MSRs)	8,125	10,543	(2,418)	16,235	20,687	(4,452)
Share-based compensation expense	1,895	2,600	(705)	3,392	6,067	(2,675)
Transaction and integration costs	—	1,464	(1,464)	—	1,464	(1,464)
Non-cash interest expense	210	151	59	430	437	(7)

Total adjustments	16,259	21,407	(5,148)	32,275	42,000	(9,725)

Core earnings before income taxes	129,444	26,247	103,197	167,489	57,348	110,141
Adjusted EBITDA adjustments
Depreciation and amortization	3,416	1,939	1,477	6,084	3,894	2,190
Amortization and fair value adjustments of servicing rights	(62,868)	2,668	(65,536)	(39,497)	5,439	(44,936)
Pro forma synergies	—	1,225	(1,225)	—	2,651	(2,651)
Interest expense on debt	—	44	(44)	—	107	(107)
Non-cash interest income	(359)	(1,030)	671	(820)	(1,776)	956
Other	687	316	371	1,130	577	553

Total adjustments	(59,124)	5,162	(64,286)	(33,103)	10,892	(43,995)

Adjusted EBITDA	$70,320	$31,409	$38,911	$134,386	$68,240	$66,146

Our Servicing segment recognized core earnings before income taxes of $129.4 million and $167.5 million for the three and six months ended June 30, 2013, respectively, as compared to $26.2 million and $57.3 million during the same periods of 2012, respectively. Provided below is a summary of the key components of earnings for this segment.

Net Servicing Revenue and Fees

Net servicing revenue and fees include contractual fees, incentive and performance fees and ancillary fees net of amortization of servicing rights carried at amortized cost and the changes in fair value of servicing rights carried at fair value. During the three and six months ended June 30, 2013, net servicing revenue and fees was $244.4 million and $369.6 million, respectively, as compared to $84.5 million and $171.3 million during the three and six months ended June 30, 2012, respectively. The increases of $160.0 million and $198.3 million during the three and six months ended June 30, 2013, respectively, were primarily due to growth in the average servicing portfolio of 874,000 accounts or 91% during the three months ended June 30, 2013 and 649,000 accounts or 67% during the six months ended June 30, 2013, resulting primarily from the ResCap net assets acquisition and the BOA asset purchase.

A summary of net servicing revenue and fees for our Servicing segment is provided below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Servicing fees	$145,425	$74,210	$71,215	$267,281	$150,022	$117,259
Incentive and performance fees	26,319	14,390	11,929	46,694	29,248	17,446
Ancillary and other fees	17,945	9,065	8,880	32,322	18,125	14,197

Servicing revenue and fees	189,689	97,665	92,024	346,297	197,395	148,902
Amortization of servicing rights	(10,334)	(13,211)	2,877	(20,740)	(26,126)	5,386
Change in fair value of servicing rights	65,077	—	65,077	44,002	—	44,002

Net servicing revenues and fees	$244,432	$84,454	$159,978	$369,559	$171,269	$198,290

Provided below is a summary of the average unpaid principal balance and average servicing fee for our servicing segment (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Average unpaid principal balance of loans serviced for third-party investors	$195,543,916	$81,072,194	$114,471,722	$166,782,852	$81,809,516	$84,973,336
Average servicing fee (1)	0.29%	0.34%	-0.05%	0.31%	0.34%	-0.03%

(1)	Annualized.

The decline in average servicing fee for the three and six months ended June 30, 2013 as compared to the same periods in the prior year was due to the ResCap net assets and BOA purchase which resulted in the servicing of a higher amount of first lien mortgages which typically provide a lower return as compared to the overall servicing portfolio.

Provided below is a summary of the unpaid principal balance of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with forward mortgages, and for which the Servicing segment receives intercompany servicing fees (in thousands):

	June 30,
	2013	2012	Variance
Servicing portfolio composition associated with forward mortgages
Third parties
First lien mortgages	$174,368,154	$57,600,104	$116,768,050
Second lien mortgages	9,131,219	11,082,469	(1,951,250)
Manufactured housing	9,198,255	10,454,600	(1,256,345)
Other	14,109	22,394	(8,285)

Total third parties	192,711,737	79,159,567	113,552,170
On-balance sheet residential loans and real estate owned associated with forward mortgages	4,086,596	2,646,390	1,440,206

Total servicing portfolio associated with forward mortgages	$196,798,333	$81,805,957	$114,992,376

Provided below are summaries of the number of accounts, unpaid principal balance, weighted average contractual servicing fee and past due status of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with forward mortgages, and for which the Servicing segment receives intercompany servicing fees (dollars in thousands):

	June 30, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	1,278,929	$174,368,154	0.23%	14.50%
Second lien mortgages	222,456	9,131,219	0.45%	2.92%
Manufactured housing	305,038	9,198,255	1.08%	3.80%
Other	1,089	14,109	0.94%	4.14%

Total accounts serviced for third parties	1,807,512	192,711,737	0.28%	13.44%
On-balance sheet residential loans and real estate owned associated with forward mortgages	65,963	4,086,596		4.39%

Total servicing portfolio associated with forward mortgages	1,873,475	$196,798,333		13.25%

	December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	338,854	$54,814,557	0.22%	15.68%
Second lien mortgages	238,690	10,008,324	0.44%	3.60%
Manufactured housing	323,481	9,818,686	1.08%	4.12%
Other	1,380	17,649	0.94%	4.01%

Total accounts serviced for third parties	902,405	74,659,216	0.36%	12.54%
On-balance sheet residential loans and real estate owned associated with forward mortgages	58,637	2,549,050		8.25%

Total servicing portfolio associated with forward mortgages	961,042	$77,208,266		12.39%

(1)	Past due status is measured based on either the MBA method or OTS method as specified in the servicing agreement. Under the MBA method, a loan is considered past due if its monthly payment is not received by the end of the day immediately preceding the loan’s next due date. Under the OTS method, a loan is considered past due if its monthly payment is not received by the loan’s due date in the following month.

Salaries and Benefits

Salaries and benefits expense increased $14.7 million and $24.3 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, resulting from the ResCap net assets acquisition and overall growth in the business.

General and Administrative and Other

General and administrative expenses increased $31.6 million and $47.5 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012 due to increased expenses associated with the servicing of loans.

Depreciation and Amortization

Depreciation and amortization expense includes amortization of certain intangible assets related to the Servicing business including customer and institutional relationship intangibles and capitalized software development costs. Depreciation and amortization increased $0.9 million and $1.1 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, primarily as a result of intangible assets acquired in connection with the acquisition of the ResCap net assets as well as additions of tangible assets supporting our growth.

Interest Expense

Interest expense consists of the costs of debt for servicing advance liabilities. Interest expense increased by $3.9 million and $4.9 million during the three and six months ended June 30, 2013, as compared to the same periods of 2012, respectively, due to the increase in servicing advance liabilities to support our funding of servicer and protective advances which have increased as a result of growth in our business.

Asset Receivables Management

Our ARM business performs collections of delinquent balances on loans serviced by us for third parties after they have been charged off. Provided below is a summary statement of operations for our ARM segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Net servicing revenue and fees
Third parties	$10,995	$9,357	$1,638	$20,978	$17,555	$3,423
Intercompany	107	144	(37)	214	274	(60)

Total net servicing revenue and fees	11,102	9,501	1,601	21,192	17,829	3,363
Other revenues	69	—	69	133	—	133

Total revenues	11,171	9,501	1,670	21,325	17,829	3,496
Depreciation and amortization	1,614	1,893	(279)	3,370	3,897	(527)
Other expenses, net	5,722	5,545	177	11,752	10,708	1,044

Total expenses	7,336	7,438	(102)	15,122	14,605	517
Income before income taxes	3,835	2,063	1,772	6,203	3,224	2,979
Core Earnings adjustments
Step-up depreciation and amortization	1,483	1,893	(410)	2,956	3,897	(941)
Share-based compensation expense	151	219	(68)	289	475	(186)

Total adjustments	1,634	2,112	(478)	3,245	4,372	(1,127)

Core earnings before income taxes	5,469	4,175	1,294	9,448	7,596	1,852
Adjusted EBITDA adjustments
Depreciation and amortization	131	—	131	414	—	414
Other	10	8	2	18	11	7

Total adjustments	141	8	133	432	11	421

Adjusted EBITDA	$5,610	$4,183	$1,427	$9,880	$7,607	$2,273

Gross collections	$38,259	$33,331	$4,928	$72,273	$62,665	$9,608

During the three and six months ended June 30, 2013, our ARM segment recognized core earnings before income taxes of $5.5 million and $9.4 million, respectively, as compared to $4.2 million and $7.6 million for the same periods of 2012, respectively. Provided below is a summary of the key components of earnings for this segment.

Net Servicing Revenue and Fees

Net servicing revenue and fees consists of asset recovery revenue. Net servicing revenue and fees was $11.1 million and $21.2 million for the three and six months ended June 30, 2013, respectively, as compared to $9.5 million and $17.8 million for the same periods of 2012, respectively. The increases in revenues were due to an overall growth in collections.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of amortization of the customer-relationship intangible asset related to our ARM business. Depreciation and amortization decreased for both the three and six months ended June 30, 2013 as compared to the same periods of 2012 as a result of the decline in the related intangible asset which is amortized under the economic consumption method.

Other Expenses, Net

Other expenses, net consists primarily of costs related to salaries and benefits, technology and communications, occupancy and general and administrative expenses, as well as allocated indirect expenses. Other expenses, net increased $0.2 million and $1.0 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, due primarily to the overall growth of our ARM business.

Insurance

Our Insurance segment consists of our agency business and our reinsurance business. The agency business recognizes commission income, net of estimated future policy cancellations at the time policies are effective. The reinsurance business earns premium revenue over the life of an insurance contract and incurs actual costs of property damage claims.

Provided below is a summary statement of operations for our Insurance segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Insurance revenue	$18,050	$16,803	$1,247	$35,584	$36,765	$(1,181)
Other revenues	6	187	(181)	13	489	(476)

Total revenues	18,056	16,990	1,066	35,597	37,254	(1,657)
Depreciation and amortization	1,168	1,310	(142)	2,482	2,657	(175)
Other expenses, net	7,934	8,703	(769)	16,442	18,123	(1,681)

Total expenses	9,102	10,013	(911)	18,924	20,780	(1,856)

Income before income taxes	8,954	6,977	1,977	16,673	16,474	199
Core Earnings adjustments
Step-up depreciation and amortization	1,018	1,310	(292)	2,482	2,657	(175)
Share-based compensation expense	311	507	(196)	650	1,300	(650)
Non-cash interest expense	(19)	55	(74)	—	148	(148)

Total adjustments	1,310	1,872	(562)	3,132	4,105	(973)

Core earnings before income taxes	10,264	8,849	1,415	19,805	20,579	(774)
Adjusted EBITDA adjustments
Depreciation and amortization	150	—	150	—	—	—
Non-cash interest income	7	(187)	194	—	(486)	486
Other	26	14	12	44	14	30

Total adjustments	183	(173)	356	44	(472)	516

Adjusted EBITDA	$10,447	$8,676	$1,771	$19,849	$20,107	$(258)

Provided below are summaries of net written premiums (in thousands) and outstanding insurance policies written:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Net written premiums
Lender placed	$39,984	$15,272	$24,712	$69,459	$44,132	$25,327
Voluntary	15,936	23,768	(7,832)	33,776	44,429	(10,653)

Total net written premiums	$55,920	$39,040	$16,880	$103,235	$88,561	$14,674

	June 30,
	2013	2012	Variance
Number of outstanding policies written
Lender placed	125,293	110,221	15,072
Voluntary	79,547	91,172	(11,625)

Total outstanding policies written	204,840	201,393	3,447

Our Insurance segment recognized core earnings before income taxes of $10.3 million and $19.8 million for the three and six months ended June 30, 2013, respectively, as compared to $8.8 million and $20.6 million during the same periods of 2012, respectively. Provided below is a summary of the key components of earnings for this segment.

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the price of the insurance policy sold, which varies based on the type of product. Insurance revenue increased $1.2 million for the three months ended June 30, 2013 as compared to the same period of 2012 due to a 43% increase in net written premiums partially offset by a decrease in certain commission rates that were effective on January 1, 2013. Insurance revenue decreased $1.2 million for the six months ended June 30, 2013 as compared to the same period of 2012, due primarily as a result of a decrease in commissions rates offset by a 17% increase in net written premiums.

Depreciation and Amortization

Depreciation and amortization includes amortization relating to intangible assets associated with our Insurance business. Depreciation and amortization decreased for both the three and six months ended June 30, 2013 as compared to the same periods of 2012 as a result of the decline in the related intangible asset which is amortized under the economic consumption method.

Other Expenses, Net

Other expenses, net consists primarily of salaries and benefits, technology and communications, occupancy, general and administrative, claims expense and allocated indirect expenses. Other expenses, net decreased $0.8 million and $1.7 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively, due primarily to a decrease in allocated indirect expenses.

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

Provided below is a summary statement of operations for our Loans and Residuals segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Interest income	$36,796	$40,453	$(3,657)	$73,694	$79,733	$(6,039)
Interest expense	(21,800)	(23,425)	1,625	(44,096)	(47,403)	3,307

Net interest income	14,996	17,028	(2,032)	29,598	32,330	(2,732)
Provision for loan losses	(95)	(1,957)	1,862	(1,821)	(3,526)	1,705

Net interest income after provision for loan losses	14,901	15,071	(170)	27,777	28,804	(1,027)
Other revenues	1	—	1	4	—	4
Other gains (losses)	566	118	448	404	(177)	581
Intercompany expense	(2,784)	(2,946)	162	(5,616)	(5,970)	354
Other expenses, net	(1,934)	(4,376)	2,442	(3,206)	(8,818)	5,612

Total other income (expense), net	(4,151)	(7,204)	3,053	(8,414)	(14,965)	6,551

Income before income taxes	10,750	7,867	2,883	19,363	13,839	5,524
Core Earnings adjustments
Non-cash interest expense	(40)	345	(385)	637	1,052	(415)

Total adjustments	(40)	345	(385)	637	1,052	(415)

Core earnings before income taxes	10,710	8,212	2,498	20,000	14,891	5,109
Adjusted EBITDA adjustments
Non-cash interest income	(4,085)	(4,637)	552	(8,034)	(8,122)	88
Residual Trusts cash flows	1,077	5,363	(4,286)	1,477	5,625	(4,148)
Provision for loan losses	95	1,957	(1,862)	1,821	3,526	(1,705)
Other	(747)	1,405	(2,152)	(2,439)	2,202	(4,641)

Total adjustments	(3,660)	4,088	(7,748)	(7,175)	3,231	(10,406)

Adjusted EBITDA	$7,050	$12,300	$(5,250)	$12,825	$18,122	$(5,297)

Provided below is a summary of the residential loan portfolio, the mortgage-backed debt and real estate owned of the Loans and Residuals segment as well as certain ratios (dollars in thousands):

	June 30, 2013	December 31, 2012	Variance
Residential loans, net of cost basis adjustments	$1,462,013	$1,510,756	$(48,743)
Allowance for loan losses	(18,306)	(20,435)	2,129

Residential loans at amortized cost, net	1,443,707	1,490,321	(46,614)
Mortgage-backed debt, net of discounts	1,259,788	1,315,442	(55,654)
Real estate owned
Carrying value	$47,787	$49,089	$(1,302)
Number of units	827	842	(15)
Delinquencies (1)
30 days or more past due	5.93%	7.01%	-1.08%
90 days or more past due	3.96%	4.63%	-0.67%
Allowance as % of residential loans (2)	1.25%	1.35%	-0.10%

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Net charge-offs (3)	$6,884	$5,644	$1,240	$7,900	$6,040	$1,860
Charge-off ratio (3) (4)	0.47%	0.36%	0.11%	0.53%	0.38%	0.15%
Coverage ratio (3) (5)	266%	254%	12%	232%	237%	-5%

(1)	Delinquency rates are calculated based on unpaid principal balance.
(2)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.
(3)	Annualized.
(4)	The charge-off ratio is calculated as charge-offs, net of recoveries, divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.
(5)	The coverage ratio is calculated as period end allowance for loan losses divided by charge-offs, net of recoveries.

Our Loans and Residuals Segment recognized core earnings before income taxes of $10.7 million and $20.0 million for the three and six months ended June 30, 2013, respectively, as compared to $8.2 million and $14.9 million for the same periods of 2012, respectively. These earnings primarily reflect the positive spread we earn on the residuals we hold in the Residual Trusts. Provided below is a summary of the key components of earnings for this segment.

Net Interest Income

Net interest income was $15.0 million and $29.6 million for the three and six months ended June 30, 2013, respectively, as compared to $17.0 million and $32.3 million for the same periods of 2012, respectively. Net interest income and net interest spread decreased $2.0 million and 35 basis points for the three months ended June 30, 2013, respectively, and $2.7 million and 18 basis points for the six months ended June 30, 2013, respectively, as compared to the same periods of 2012. The respective decreases were due primarily to the decline in the residential loans at amortized cost balance and a higher average 90 days or more delinquency rate for the three and six months ended June 30, 2013 as compared to the same period of 2012.

Provided below is a summary of our average yields and rates and the net interest spread and margin on our portfolio (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Residential loans at amortized cost
Interest income	$36,796	$40,453	$(3,657)	$73,694	$79,733	$(6,039)
Average balance	1,475,445	1,573,177	(97,732)	1,487,215	1,584,014	(96,799)
Average yield (1)	9.98%	10.29%	-0.31%	9.91%	10.07%	-0.16%
Mortgage-backed debt at amortized cost
Interest expense	$21,800	$23,425	$(1,625)	$44,096	$47,403	$(3,307)
Average balance	1,273,822	1,376,229	(102,407)	1,287,696	1,388,656	(100,960)
Average rate (1)	6.85%	6.81%	0.04%	6.85%	6.83%	0.02%
Net interest income	$14,996	$17,028	$(2,032)	$29,598	$32,330	$(2,732)
Net interest spread (2)	3.13%	3.48%	-0.35%	3.06%	3.24%	-0.18%
Net interest margin (1) (3)	4.07%	4.33%	-0.26%	3.98%	4.08%	-0.10%

(1)	Annualized.
(2)	Net interest spread is calculated by subtracting the average rate on mortgage-backed debt at amortized cost from the average yield on residential loans at amortized cost.
(3)	Net interest margin is calculated by dividing net interest income by the average balance of the residential loans at amortized cost.

Provision for Loan Losses

The provision for loan losses reflects the recognition of incurred credit losses on the residential loans held by the Residual Trusts and our unencumbered forward residential loan portfolio. The provision for loan losses decreased by $1.9 million and $1.7 million during the three and six months ended June 30, 2013 as compared to the same periods of 2012, primarily due to a decrease in severity rates coupled with a continued decline of the portfolio.

Intercompany Expenses

Our Loans and Residuals segment is charged a fee from the Servicing segment for performing servicing activities for the residential loans and real estate owned of the Loans and Residuals segment. Intercompany expenses remained relatively flat for the three and six months ended June 30, 2013 as compared to the same periods of 2012.

Other Income (Expense), Net

Other expenses, net consist primarily of real estate owned expenses, net, which includes lower of cost or fair value adjustments and holding costs, claims expense, and fair value adjustments on a mandatory repurchase obligation. Other expenses, net decreased $2.4 million and $5.6 million for the three and six months ended June 30, 2013 as compared to the same periods of 2012, respectively. The respective decreases were due primarily to lower real estate owned expenses, net of $1.5 million and $4.2 million during the three and six months ended June 30, 2013 due to lower fair value adjustments and higher realized gains on real estate sales which have resulted from a trend of reduced loss severity during 2013 as compared to the prior year trend of increasing loss severities.

Reverse Mortgage

Our Reverse Mortgage business segment, which was formed as a result of the acquisition of RMS, consists of operations that purchase and originate reverse mortgage loans that are securitized as HECM reverse mortgages but remain on the consolidated balance sheet as collateral for secured borrowings, or HMBS related obligations. This segment also performs servicing for third party investors in reverse mortgage loans and also provides other ancillary services for the reverse mortgage market.

Provided below is a summary statement of operations for our Reverse Mortgage segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Net servicing revenue and fees	$6,624	$13,372
Net gains on sales of loans	250	4,633
Other revenues	2,366	5,311

Total revenues	9,240	23,316
Interest expense	2,166	5,695
Depreciation and amortization	2,691	5,414
Other expenses, net	40,931	73,454

Total expenses	45,788	84,563
Net fair value gains on reverse loans and related HMBS obligations	26,731	63,519

Income (loss) before income taxes	(9,817)	2,272
Core Earnings adjustments
Non-cash fair value adjustments	16,886	20,422
Step-up depreciation and amortization	2,353	4,804
Share-based compensation expense	436	723
Other	6,000	6,000

Total adjustments	25,675	31,949

Core earnings before income taxes	15,858	34,221
Adjusted EBITDA adjustments
Depreciation and amortization	338	610
Amortization of servicing rights	875	1,793
Non-cash interest income	(135)	(286)
Interest expense on debt	9	26
Other	(51)	(14)

Total adjustments	1,036	2,129

Adjusted EBITDA	$16,894	$36,350

Our Reverse Mortgage segment recognized core earnings before income taxes of $15.9 million and $34.2 million for the three and six months ended June 30, 2013, respectively. Provided below is a summary of the key components of earnings for this segment.

Net Servicing Revenue and Fees

Net servicing revenue and fees for the Reverse Mortgage business includes contractual servicing fees and ancillary and other fees related to our third-party reverse mortgage portfolio offset by amortization of servicing rights. Provided below is a summary of the number of accounts, unpaid principal balance and weighted average contractual servicing fee rate related to our servicing portfolio associated with reverse mortgages (dollars in thousands):

	June 30, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	41,469	$7,315,170	0.15%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	45,326	7,112,859

Total servicing portfolio associated with reverse mortgages	86,795	$14,428,029

	December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	42,855	$7,454,306	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	35,084	5,431,617

Total servicing portfolio associated with reverse mortgages	77,939	$12,885,923

Net Gains on Sales of Loans

Net gains on sales of loans were $0.3 million and $4.6 million for the three and six months ended June 30, 2013, respectively. Net gains on sales of loans consist of the following (in thousands):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Gains on sales of loans	$129	$4,239
Provision for repurchases	(2)	(13)
Other	123	407

Net gains on sales of loans	$250	$4,633

Expenses

Interest expense for the Reverse Mortgage business consists of the cost of debt for master repurchase agreements. Depreciation and amortization expense for the Reverse Mortgage business, including step-up depreciation and amortization, relates to premises and equipment and intangible assets acquired in connection with the acquisitions of RMS and S1L. Other expenses, net consist primarily of costs related to salaries and benefits, general and administrative expenses, allocated indirect expenses and real estate owned expenses, net. Included in other expenses, net for both the three and six months ended June 30, 2013 was $6.0 million of provision related to our curtailment obligation liability.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations

Net fair value gains on reverse loans and related HMBS obligations include the impact on income resulting from our election to account for on-balance sheet reverse mortgage loans and the HMBS related obligations at fair value. We recognized net fair value gains on reverse loans and related HMBS obligations of $26.7 million and $63.5 million during the three and six months ended June 30, 2013, respectively, which resulted from the interest rate spread between the loans and related obligations, interest income on loans not securitized, gains on loans originated, gains on tail pools issued, and changes in market pricing for HECM loans and HMBS securities.

Originations

Our Originations business segment originates and purchases forward loans that are sold to third parties with servicing rights generally retained. The Originations segment was previously included in the Other segment, but became a reportable operating segment because of growth in the business resulting from the acquisition of the ResCap net assets. Activity prior to the acquisition of the ResCap net assets primarily consisted of brokerage operations whereby the Originations segment received origination commissions. Provided below is a summary statement of operations for our Originations segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Net gains on sales of loans	$235,699	$—	$235,699	$309,761	$—	$309,761
Other revenues	15,527	1,480	14,047	17,524	2,098	15,426

Total revenues	251,226	1,480	249,746	327,285	2,098	325,187
Interest expense	8,600	—	8,600	9,306	—	9,306
Depreciation and amortization	2,689	15	2,674	4,366	25	4,341
Other expenses, net	94,058	1,324	92,734	133,475	2,095	131,380

Total expenses	105,347	1,339	104,008	147,147	2,120	145,027
Income (loss) before income taxes	145,879	141	145,738	180,138	(22)	180,160
Core Earnings adjustments
Step-up depreciation and amortization	1,933	15	1,918	3,210	25	3,185
Share-based compensation expense	885	36	849	1,153	64	1,089

Total adjustments	2,818	51	2,767	4,363	89	4,274

Core earnings before income taxes	148,697	192	148,505	184,501	67	184,434
Adjusted EBITDA adjustments
Depreciation and amortization	756	—	756	1,156	—	1,156
Other	2,266	1	2,265	2,307	1	2,306

Total adjustments	3,022	1	3,021	3,463	1	3,462

Adjusted EBITDA	$151,719	$193	$151,526	$187,964	$68	$187,896

Our Originations segment recognized core earnings before income taxes of $148.7 million and $184.5 million for the three and six months ended June 30, 2013, respectively, as compared to $0.2 million and $0.1 million during the same periods of 2012, respectively. Provided below is a summary of the key components of earnings for this segment.

The volume of our originations primarily governs the fluctuations in revenues and expenses of our Originations segment. Provided below is a summary of our funded loan originations volume (in thousands):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Funded originations volume
Retention	$2,964,157	$3,283,574
Retail	280,669	320,953
Correspondent	957,399	968,622
Wholesale	522,532	527,376

Total funded originations	$4,724,757	$5,100,525

Net Gains on Sales of Loans

Net gains on sales of loans were $235.7 million and $309.8 million for the three and six months ended June 30, 2013. Net gains on sale of loans consist of the following (in thousands):

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
Gains on sales of loans	$75,789	$79,987
Unrealized gains on loans held for sale	(15,897)	(2,271)
Net fair value gains on derivatives	141,747	196,430
Provision for repurchases	(2,009)	(2,169)
Capitalized servicing rights	27,605	28,895
Other	8,464	8,889

Net gains on sales of loans	$235,699	$309,761

Other Revenues

Other revenues for the Originations segment consist primarily of origination fee income. Other revenues were $15.5 million and $17.5 million for the three and six months ended June 30, 2013, respectively, as compared to $1.5 million and $2.1 million for the same periods of 2012, respectively. The respective increases were due to the acquisition of the ResCap net assets during 2013.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions, servicing advances, origination of mortgage loans and other general business needs. We recognize the need to have liquid funds available to operate and grow our business and it is our policy to have adequate liquidity at all times. Our liquidity, measured as cash and cash equivalents plus borrowing capacity available under our Revolver, as described under the Corporate Debt section below, was $657.3 million at June 30, 2013.

Our principal sources of liquidity are the cash flows generated from our Servicing, Reverse Mortgage, Originations, ARM and Insurance businesses; funds obtained from our revolver, master repurchase agreements, servicing advance facilities, and issuance of HMBS and Fannie Mae securities; cash releases from the Residual Trusts; cash proceeds from the issuance of equity and debt; and other available financing activities.

We believe that, based on current forecasts and anticipated market conditions, our current liquidity of $657.3 million, along with the funds generated from our operating cash flows, loan portfolio, revolver, servicing advance facilities, master repurchase agreements, issuance of HMBS and Fannie Mae securities, access to capital markets, and other available sources of liquidity will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, mortgage-backed originations, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next twelve months. We expect to generate adequate cash flows to fund our operations on both a short and long term basis principally from our servicing and origination operations and expect to fund future growth opportunities with capital obtained from external sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including changes in the mortgage servicing markets, interest rates, continued availability of financing including the renewal of existing servicing advance facilities and master repurchase agreements, access to equity markets, and conditions in the debt markets. We may access the capital markets from time to time to augment our liquidity position as our business dictates. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.

We used a portion of the net proceeds from our public offering of common stock and the refinancing and expansion of our first lien credit facility of $276.1 million and $1.1 billion, respectively, to fund current acquisitions including the ResCap net assets for cash paid of $492.0 million and the BOA asset purchase for cash paid of $481.6 million excluding servicer advances. The BOA asset purchase and the ResCap net assets include MSRs and related servicer advances that were partially funded through existing advance financing facilities. We anticipate that future acquisitions of MSRs could be financed with debt and/or obtaining capital provided by a financing partner, similar to the other MSR structures in the market today.

Servicing Business

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual payment requirements for certain investors and to pay taxes, insurance and foreclosure costs and various other items that are required to preserve the assets being serviced. In the normal course of business, we borrow money to fund certain of these servicing advances. We rely upon various counterparties to provide us with financing to fund a portion of our servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Our ability to fund servicing advances is a significant factor that affects our liquidity and we depend upon our ability to secure these types of arrangements on acceptable terms and to renew or replace existing financing facilities as they expire. The servicing advance financing agreements that support our servicing operations are discussed below.

Servicer Advance Reimbursement Agreement

In August 2013, we renewed our Servicer Advance Reimbursement Agreement, which provides for the reimbursement of up to $950.0 million of certain principal and interest and protective advances that are our responsibility under certain servicing agreements. The amendment adjusted certain early reimbursement rate calculations. The cost of this agreement is LIBOR plus 2.50% or 3.50% on amounts being reimbursed. The early reimbursement period expires on December 31, 2013 or upon 120 days after written notice. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. We had $672.1 million outstanding under this agreement at June 30, 2013.

Our Servicer Advance Reimbursement Agreement contains customary events of default and covenants, the most significant of which are financial covenants. We were in compliance with all covenants at June 30, 2013.

Receivables Loan Agreement

In May 2012, we renewed our three-year Receivables Loan Agreement that provides borrowings up to $75.0 million and is collateralized by certain principal and interest, taxes and insurance and other corporate advances reimbursable from securitization trusts serviced by us. The principal payments on the note are paid from the recoveries or repayment of underlying advances. Accordingly, the timing of the principal payments is dependent on the recoveries or repayment of underlying advances that collateralize the note. The interest cost under the renewed agreement, which matures in July 2015, is LIBOR plus 3.25%. We had $65.5 million outstanding under this agreement at June 30, 2013.

Our Receivables Loan Agreement contains customary events of default and covenants, the most significant of which are financial covenants. We were in compliance with all covenants at June 30, 2013.

Forward Mortgage Originations Business

Historically our forward mortgage originations business has been insignificant to our overall operations; however, we have grown this business with the acquisition of the ResCap loan originations platform and anticipate significant future growth. We utilize master repurchase agreements to support our originations or purchase of forward mortgage loans. The facilities had an aggregate capacity of $2.0 billion at June 30, 2013. The interest rates on the facilities are primarily based on LIBOR plus between 2.25% and 3.00% and have various expiration dates through May 2014. These facilities are secured by the underlying originated or purchased mortgage loans and provide creditors a collateralized interest in mortgage loans that meet the eligibility requirements under the terms of the particular facility. The source of repayment of these facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination production volume, however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity includes $800.0 million of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. We had $1.6 billion of borrowings under these master repurchase agreements at June 30, 2013, which included $511.6 million of borrowings utilizing uncommitted funds.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. We were in compliance with all covenants at June 30, 2013.

Reverse Mortgage Origination Business

In connection with our reverse mortgage business, we finance the capital required to originate or purchase HECM reverse mortgage loans through master repurchase agreements. These agreements were entered into in conjunction with our acquisitions of RMS and S1L in the fourth quarter of 2012. The facilities have an aggregate capacity amount of $395.0 million. The interest rates on the facilities are primarily based on LIBOR plus between 2.75% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through May 2014. These facilities are secured by the underlying originated or purchased mortgage loans and provide creditors a collateralized interest in mortgage loans that meet the eligibility requirements under the terms of the particular facility. The source of repayment of these facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination production volume; however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity has been provided on an uncommitted basis, and as such to the extent these funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. We had $175.2 million of borrowings under these master repurchase agreements at June 30, 2013, all of which represented borrowings utilizing uncommitted funds.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. At June 30, 2013, RMS would not have been in compliance with a financial covenant contained in its master repurchase agreements due to RMS’ recognition of a net loss during the three months ended June 30, 2013. As a result, RMS obtained waivers from each respective counterparty by either waiving the requirement to comply with the financial covenant or decreasing the profitability requirement to allow for a net loss.

Additionally, the Company, as the servicer of reverse mortgage loans, is obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating and fixed rate reverse mortgage loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization. The additional borrowings are generally securitized within 4 to 15 days after funding. The obligation to fund these additional borrowings could have a significant impact on our liquidity.

We permanently fund HECM reverse mortgage loans through the Government National Mortgage Association, or GNMA, issuance process. The proceeds from the transfer of the HMBS securities are accounted for as a secured borrowing under the fair value option and classified on the consolidated balance sheet as a HMBS related obligation. At June 30, 2013, we had $6.9 billion outstanding on the HMBS related obligations. At June 30, 2013, $6.9 billion of HECM reverse mortgage loans and real estate owned were pledged as collateral to the mortgage-backed debt of the GNMA securitization pools and are not available to satisfy the claims of creditors of the Company. In addition, the holders of the HMBS beneficial interests have recourse to the extent of their participation in the HMBS loans but not to the general net assets of the Company.

Borrower remittances received on the HECM reverse mortgage loans, if any, and proceeds received from the sale of real estate owned collateralizing the related mortgage-backed debt and our funds used to repurchase HECM reverse mortgage loans are used to reduce the HMBS related obligations by making payments to the securitization pools which will then remit the payments to the beneficial interest holders of the HMBS securities. The maturity of the HMBS related obligations is directly affected by the rate of payments on the collateral and events of default as stipulated in the HECM reverse mortgage loan agreements with borrowers. As an HMBS issuer, the Company assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the GNMA securitization pools once they reach certain limits. Performing repurchased loans are conveyed to the Department of Housing and Urban Development, or HUD, and nonperforming repurchased loans are generally liquidated in accordance with program requirements.

RMS is required to maintain regulatory compliance with HUD, GNMA and Fannie Mae program requirements, some of which are financial covenants related to minimum levels of net worth and other financial ratios. Due to the accounting treatment for reverse mortgage loan securitizations and the related issuance of HMBS obligations, RMS has obtained an indefinite waiver for certain of these requirements from GNMA and through January 2014 from Fannie Mae. In addition, we have provided a guarantee beginning on the date of acquisition, November 1, 2012, whereby we guarantee RMS’ performance and obligations under the GNMA Mortgage-Backed Securities Program. In the event that we fail to honor this guaranty, GNMA could terminate RMS’s status as a qualified issuer of mortgage-backed securities as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse mortgage loans backed by GNMA guaranteed mortgage-backed securities. GNMA has affirmed RMS’s current commitment authority to issue HMBS securities. In addition we have provided a guarantee dated May 31, 2013 whereby we guarantee RMS’ performance obligations with Fannie Mae. In the event that we fail to honor this guarantee, Fannie Mae could disallow the sale and servicing of its loans and participation interests by RMS.

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

In March 2013, we entered into the Credit Agreement Amendment to the Term Loan. The Credit Agreement Amendment changes certain financial definitions in the Term Loan to clarify that net cash receipts in connection with the issuance of reverse mortgage securities and the servicing of reverse mortgages count towards Pro Forma Adjusted EBITDA and excess cash flow for purposes of the Term Loan. See below for further discussion of Pro Forma Adjusted EBITDA.

In June 2013, we entered into the Second Incremental Amendment to our Term Loan. The Second Incremental Amendment, among other things, provides for a secured term loan, or the Second Incremental Loan, in the amount of $200.0 million, which was borrowed in its entirety on June 6, 2013. All material terms of the loans under the Second Incremental Loan are consistent with the terms of the existing Term Loan.

In July 2013, we entered into the Amendment to Second Incremental Amendment to our Term Loan. The Amendment to Second Incremental Amendment adds a prepayment premium in connection with re-pricings and increases the required amortization payments for the $200.0 million incremental term loan made to the Company in June 2013 pursuant to the Second Incremental Amendment, so that the terms of such incremental term loans are identical to the terms of the other term loans outstanding under the existing Term Loan.

In July 2013, we entered into the Third Incremental Agreement to our Term Loan. The Third Incremental Amendment, among other things, provides for a secured term loan, or the Third Incremental Loan, in the amount of $50.0 million, which was borrowed in its entirety on July 23, 2013. All material terms of the loans under the Third Incremental Loan are consistent with the terms of the existing Term Loan.

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

The terms of our Term Loan and Revolver are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.725 billion term loan	LIBOR plus 4.50%, LIBOR floor of 1.25%	5.00% per annum beginning 4th quarter of 2012; remainder at final maturity	November 28, 2017

$125 million revolver	LIBOR plus 4.50%	Bullet payment at maturity	November 28, 2017

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

The capacity under the Revolver allows requests for the issuance of letters of credit, or LOCs, of up to $25 million or total cash borrowings of up to $125 million less any amounts outstanding in issued LOCs. During the six months ended June 30, 2013, there were no borrowings or repayments under the Revolver. At June 30, 2013, we had outstanding $0.3 million in an issued LOC with remaining availability under the Revolver of $124.7 million. The commitment fee on the unused portion of the Revolver is 0.50% per year. At June 30, 2013, we had interest rate caps and a swaption with notional amounts of $341.0 million and $175.0 million, respectively. We use the interest rate caps and swaption as a hedge to the cash flow risk related to the variability in interest rate payments.

The Term Loan and Revolver contain customary events of default and covenants, including among other things, financial covenants, covenants that restrict our and our subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or consolidations, and make investments. Financial covenants that must be maintained include an Interest Coverage Ratio and a Total Leverage Ratio as defined in the credit agreement. Non-compliance with the Interest Coverage Ratio or the Total Leverage Ratio could result in the requirement to immediately repay all amounts outstanding under the Term Loan and Revolver and the termination of all commitments under the Revolver. These ratios are based on EBITDA, adjusted to conform to requirements of the credit agreement, or Pro Forma Adjusted EBITDA. Pro Forma Adjusted EBITDA, unlike Adjusted EBITDA which is defined by management, is defined for purposes of the Term Loan and Revolver covenants as net income (loss) plus interest, provision for income taxes and depreciation and amortization, and adjustments for certain specified items as defined in the credit agreement, including pro forma adjustments as specified by the agreement.

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

Interest Expense Coverage and Total Leverage Ratios

Provided below are the Interest Coverage Ratio and the Total Leverage Ratio calculated at June 30, 2013:

	Term Loan Covenant Requirement	Actual
Interest Expense Coverage Ratio — equal to or greater than	2.25:1.00	5.17
Total Leverage Ratio — equal to or less than	5.00:1.00	3.46

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

Since January 2008, Mid-State Capital Corporation 2006-1 Trust has exceeded its delinquency and cumulative loss rate triggers and has not provided any excess cash flow to us. In addition, from September 2012 to February 2013, Mid-State Capital Corporation 2005-1 Trust exceeded its delinquency rate trigger. At March 2013, the delinquency rate for Trust 2005-1 was cured and remains cured at June 30, 2013 allowing residential cash flows to now flow to us. Provided below is a table summarizing the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts:

	Delinquency	Delinquency Rate		Cumulative	Cumulative Loss Rate
	Trigger	June 30, 2013	December 31, 2012	Loss Trigger	June 30, 2013	December 31, 2012
Mid-State Trust IV	(1)	—	—	10.00%	4.36%	4.34%
Mid-State Trust VI	8.00%	2.22%	2.74%	8.00%	5.35%	5.33%
Mid-State Trust VII	8.50%	2.90%	3.07%	1.50%	1.02%	0.60%
Mid-State Trust VIII	8.50%	3.13%	2.69%	1.50%	0.95%	0.48%
Mid-State Trust X	8.00%	3.44%	3.77%	8.00%	7.58%	7.32%
Mid-State Trust XI	8.75%	3.28%	4.08%	8.75%	6.31%	6.05%
Mid-State Capital Corporation 2004-1 Trust	8.00%	4.84%	6.13%	7.00%	3.49%	3.24%
Mid-State Capital Corporation 2005-1 Trust	8.00%	7.05%	8.21%	6.50%	4.14%	3.82%
Mid-State Capital Corporation 2006-1 Trust	8.00%	9.64%	10.52%	6.00%	7.51%	6.95%
Mid-State Capital Corporation 2010-1 Trust	10.50%	9.07%	9.92%	5.50%	2.04%	1.32%
WIMC Capital Trust 2011-1	(1)	—	—	(1)	—	—

(1)	Relevant trigger is not applicable per the underlying trust agreements.

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations, as of June 30, 2013, from amounts previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

In January 2013 we borrowed $825.0 million on our Incremental Amendment to our Term Loan. The net proceeds from our Incremental Loan were used to partially fund the ResCap net assets acquisition and the BOA asset purchase.

In June 2013 we borrowed $200.0 million on our Second Incremental Amendment to our Term Loan, which in conjunction with the Incremental Loan, increased our future cash obligation related to our Term Loan to $1.7 billion at June 30, 2013. The net proceeds from our Second Incremental Loan were used to increase liquidity, fund working capital requirements related to our mortgage origination business and for other general corporate purposes.

In July 2013, we borrowed $50.0 million on our Third Incremental Amendment to our Term Loan. The net proceeds from our Third Incremental Loan were used to increase liquidity, fund working capital requirements related to our mortgage origination business and for other general corporate purposes.

During the six months ended June 30, 2013, we entered into additional master repurchase agreements with an aggregate borrowing capacity of $2.1 billion to support further growth of our originations operations. At June 30, 2013, we had $2.4 billion in total borrowing capacity under these master repurchase agreements and $1.7 billion in borrowings outstanding. As part of our originations activities, we have unfunded commitments of $6.5 billion at June 30, 2013. Refer to Note 22 in the Notes to Consolidated Financial Statements for further discussion regarding unfunded commitments.

We are required to pay 5% of the debt balance of our Term Loan and incremental loans on an annual basis in equal quarterly installment and the remainder at the maturity date of November 28, 2017.

Sources and Uses of Cash

The following table sets forth selected consolidated cash flow information (in thousands):

	For the Six Months
	Ended June 30,
	2013	2012
Cash flows provided by (used in) operating activities	$(2,054,480)	$49,852
Cash flows provided by (used in) investing activities	(2,682,985)	104,225
Cash flows provided by (used in) financing activities	4,828,031	(135,924)

Net increase in cash and cash equivalents	$90,566	$18,153

Operating Activities

Net cash used in operating activities was $2.1 billion for the six months ended June 30, 2013 as compared to $49.9 million in net cash provided by operating activities for the same period of 2012. The primary sources of cash from operating activities were the income generated from our servicing operations, our insurance business and the net interest spread from our forward residential loan portfolio carried at amortized cost and in 2013, our originations activities. The net cash used in operating activities in 2013 was primarily due to the ramp up of our originations activities which resulted in $5.3 billion used in purchases and originations of residential loans, partially offset by $3.8 billion in proceeds from sales of and payments on residential loans.

Investing Activities

Our cash flows from investing activities primarily include payments received on our residential loans held for investment, cash proceeds from the sale of real estate owned offset by cash paid to acquire businesses, net of cash acquired, and purchases and originations of residential loans held for investment. Net cash used in investing activities was $2.7 billion for the six months ended June 30, 2013 as compared to $104.2 million in net cash provided by investing activities for the same period of 2012. For the six months ended June 30, 2013, the primary uses of cash were $1.9 billion for purchases and originations of reverse residential loans held for investment, $478.1 million in payments for the acquisitions of the ResCap net assets and the Ally Bank net assets, and $537.3 million in acquisitions of servicing rights including the BOA asset purchase. During the same period, the primary sources of cash provided by investing activities were the principal payments received on our reverse and forward loans held for investment of $225.7 million.

For the six months ended June 30, 2012, the primary sources of cash provided by investing activities were the principal payments received from borrowers on our residential loans held for investment of $81.5 million, a decrease in restricted cash and cash equivalents of $11.5 million, payments received on receivables related to Non-Residual trusts of $8.6 million, and net cash proceeds from the sales of real estate owned of $8.5 million.

Financing Activities

Our cash flows from financing activities include proceeds from the issuance of and payments on corporate debt, HMBS related obligations, master repurchase agreements, servicing advance facilities and mortgage-backed debt. Net cash provided by financing activities was $4.8 billion for the six months ended June 30, 2013 as compared to $135.9 million in net cash used in financing activities for the same period of 2012. For the six months ended June 30, 2013, the primary sources of cash were $1.0 billion in issuance of corporate debt, net of debt issuance costs, $2.0 billion in proceeds from securitizations of reverse loans, $637.5 million in issuances of servicing advance liabilities, net of related payments, and $1.5 billion in net borrowings of master repurchase agreements. During the same period, the primary uses of cash for financing activities were $155.3 million in payments on HMBS related obligations, $100.0 million in payments on mortgage-backed debt and $39.1 million in payments on corporate debt.

For the six months ended June 30, 2012, the primary uses of cash were $43.1 million in payments on corporate debt and $96.4 million in payments on mortgage-backed debt.

Credit Risk Management

Residential Loan Credit Risk

We are subject to credit risk associated with the residual interests that we own in the consolidated Residual Trusts as well as with the unencumbered forward loans held in our portfolio, both of which are recognized as residential loans at amortized cost, net on our consolidated balance sheets. Credit risk is the risk that we will not fully collect the principal we have invested due to borrower defaults. We manage the credit risk associated with our residential loan portfolio through sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, establishment of an appropriate allowance for loan losses and sound nonaccrual and charge-off policies.

We do not currently own residual interests in the Non-Residual Trusts and we consider our credit risk with regard to these trusts to be insignificant. However, we have assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to a certain amount of credit risk associated with the purchased residential loans when the calls are exercised. We expect to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.3 million.

We are subject to credit risk associated with forward and reverse mortgage loans that we purchase and originate during the period of time prior to the transfer of these loans. We consider our credit risk associated with these loans to be insignificant.

We also assume credit risk as issuer of GNMA HMBS securities. Our credit risk relates to our obligation to repurchase reverse mortgage loans out of GNMA securitization pools once they reach certain limits as established by the FHA. Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements. Although these loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However, we consider these amounts to be insignificant. As a result of minimal severity, credit risk associated with Non-Residual Trusts, forward and reverse mortgage loans prior to transfer, and repurchased reverse mortgage loans are not discussed further in this section.

At June 30, 2013, the principal balance of our residential loan portfolio that exposes us to credit risk was $1.6 billion. These residential loans, which are accounted for at amortized cost, consist of forward loans held by the consolidated Residual Trusts and unencumbered forward loans. The principal balance of residential loans and the carrying value of other collateral of the Residual Trusts total $1.7 billion and is permanently financed with $1.3 billion of mortgage-backed debt leaving us with a net credit exposure of $406.1 million, which approximates our residual interests in the consolidated Residual Trusts.

The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans with an average loan-to-value, or LTV, ratio at origination of approximately 90.6% and an average refreshed borrower credit score, or FICO score, of 596. While we feel that our underwriting and due diligence with regard to these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

The information provided below consists of data for the residential loan portfolio for which we are subject to credit risk as explained above.

	June 30, 2013	December 31, 2012
Total number of residential loans outstanding (1)	30,726	31,512
Principal balance of residential loans outstanding (in thousands)	$1,602,614	$1,662,183
Delinquencies as a percent of amounts outstanding:
30-59 days	1.38%	1.53%
60-89 days	0.59%	0.85%
90 days or more	3.96%	4.63%

Total	5.93%	7.01%

Number of residential loans on non-accrual status (in thousands) (2)	924	1,130
Principal balance of residential loans outstanding in non-accrual status (in thousands) (2)	$63,371	$76,990
Allowance for loan losses (in thousands)	$18,306	$20,435
Weighted average loan to value (LTV) ratio	90.56%	90.44%
Weighted average refreshed FICO score	596	595

(1)	The majority of the residential loans to which the Company is exposed to credit risk were originated prior to 2005 and are collateralized by property located primarily in the south and southeastern United States, with the largest concentration in Texas.
(2)	Loans are placed in non-accrual status due to contractual principal and interest payments being past due 90 days or more.

Off-Balance Sheet Arrangements

We have interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of the VIEs. In addition, we have interests in forward and reverse loans that have been transferred as a sale or accounted for as a secured borrowing. Refer to Note 4 in the Notes to Consolidated Financial Statements for further information.

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

Critical Accounting Policies and Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. Historically, these policies relate to: the allowance for loan losses on residential loans carried at amortized cost, fair value measurements, goodwill, servicing rights and real estate owned. These critical accounting policies and estimates used in preparation of our consolidated financial statements are described in the Critical Accounting Policies and Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 18, 2013. There have been no material changes to our critical accounting policies or estimates and the methodologies or assumptions we apply under them other than as described below.

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

As of June 30, 2013 a majority of our assets and liabilities measured at fair value on a recurring and non-recurring basis were valued using significant unobservable (Level 3) inputs, and comprised 56% and 54% of total assets and total liabilities recorded on the consolidated balance sheet, respectively.

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

Servicing Rights

Servicing rights are an intangible asset representing the right to service a portfolio of loans. Capitalized servicing rights relate to servicing and sub-servicing contracts acquired in connection with business combinations. Additionally, we have acquired the rights to service loans through the purchase of such rights from third parties or through the transfer of purchased or originated loans with servicing rights retained. All newly acquired or originated servicing rights are initially measured at fair value. Subsequent to acquisition or origination, we account for servicing rights using the amortization method or the fair value measurement method, based on our strategy for managing the risks of the underlying portfolios. Risks inherent in servicing rights include prepayment and interest rate risk. Refer to information surrounding the change in accounting for recently purchased servicing rights and our servicing rights fair value election on January 1, 2013 at Note 1 in the Notes to the Consolidated Financial Statements.

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

For servicing assets associated with the risk-managed loan class, or those that are accounted for at fair value, we measure the fair value at each reporting date and record changes in fair value in net servicing revenue and fees in the consolidated statements of comprehensive income.

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

Curtailment Liability

We are required to service our portfolio of loans on behalf of third parties in accordance with certain regulations established by HUD and GSEs. In certain instances in which servicing requirements are not followed or certain timelines are missed, referred to as servicing errors, we are potentially exposed to a curtailment of interest which results in an obligation to the investor in the loans or to HUD depending on facts and circumstances surrounding the servicing error. We account for our obligation for servicing errors as loss contingencies, and accruals for expected losses are recorded when the losses are deemed both probable and able to be reasonably estimated. We believe we have adequately accrued for these potential liabilities, however, facts and circumstances may change that could cause the actual liabilities to exceed the estimates, or that may require adjustments to the recorded liability balances in the future. Refer to Note  22 in the Notes to the Consolidated Financial Statements for further information related to servicing errors.

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

Interest Rate Risk

Loans Held for Sale and Interest Rate Lock Commitments

Interest rate lock commitments, or IRLCs, represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate of the loan is set prior to funding. Our residential loans held for sale, which are held for a short period of time while awaiting sale into the secondary market, and our IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. We are exposed to interest rate risk from the date of the lock commitment through either the lock commitment cancellation or expiration date, or through the date of sale into the secondary mortgage market. Loan commitments generally range from 5 to 30 days, and our holding period of the mortgage loan from funding to sale is typically less than 20 days.

An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates that affect the value of our IRLCs and residential loans held for sale. The derivatives utilized to hedge the interest rate risk are forward sales commitments, which are forward sales of agency “to be announced” securities, or TBAs. These TBAs are primarily used to fix the forward sales price that will be realized upon the sale of the mortgage loans into the secondary market.

Prepayment Risk

Fair Value MSRs

Our MSRs that we have elected to carry at fair value subject to prepayment risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Consequently, the value of these MSRs generally tend to diminish in periods of declining interest rates (as prepayments increase) and tend to increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics.

Consumer Credit Risk

We sell our loans on a nonrecourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The current unpaid principal balance of loans sold by us represents the maximum potential exposure related to representation and warranty provisions.

We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our estimate is based on our most recent data regarding loan repurchases and indemnity payments, actual credit losses on repurchased loans, recovery history, among other factors. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate include, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

Counterparty Credit Risk

We are exposed to counterparty credit risk from the inability of counterparties to our forward loan purchase and sale agreements to meet the terms of those agreements. We minimize this risk through monitoring procedures and collateral requirements.

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materia1ly affect, our internal control over financial reporting. We acquired RMS on November 1, 2012, S1L on December 31, 2012, the ResCap net assets on January 31, 2013, the Ally Bank net assets on March 1, 2013 and the MetLife Bank net assets on March 1, 2013. We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal controls over financial reporting, and any changes thereto that may result from these acquisitions, as we execute our integration activities. As part of these activities we have continued to consistently utilize external accounting advisors for significant and unusual transactions and recruited and hired several additional qualified accounting staff.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of legal proceedings, see Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

On July 24, 2013, a putative shareholder class action complaint was filed in the United States District Court for the Middle District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Cummings, et al. v. Walter Investment Management Corp., et al., 8:13-cv-01916-JDW-TBM. The complaint asserts federal securities law claims against the Company and the individual defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. The complaint alleges that between May 9, 2012 and June 6, 2013 the Company and the individual defendants made material misstatements or omissions about the integrity of the Company’s financial reporting, including the reporting of expenses associated with certain financing transactions, and the liabilities associated with the Company’s acquisition of RMS. The complaint seeks unspecified damages on behalf of all individuals or entities which purchased or otherwise acquired the Company’s securities from May 9, 2012 through June 6, 2013. The foregoing should not be relied upon as a definitive statement of the claims set forth in the Complaint and readers are advised to reference the actual Complaint filed in the Federal District Court for the Middle District of Florida. The Company intends to defend the matter vigorously.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as noted below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

If our estimated liability with respect to interest curtailment obligations arising out of servicing errors by RMS is inaccurate, or additional errors are found, and we are required to record additional material amounts, there may be an adverse impact on our results of operations or financial condition.

Subsequent to the completion of the acquisition of RMS, we discovered a failure to record certain estimated liabilities to investors relating to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible for making the investor whole for any interest curtailment due to not meeting the required event-specific timeframes. On June 6, 2013, we announced that we will be filing restatements of certain previously filed historical financial information of RMS as a result of these matters. We are completing our review of these matters. Although we have not determined the full effect of these matters and are completing our review thereof, we have established a curtailment obligation liability of $44.8 million at June 30, 2013 related to the foregoing that reflects management’s best estimate of the probable lifetime claim. The level of liability is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. Because of the uncertainty in the ultimate resolution of these matters as well as uncertainty in regards to the estimate underlying the curtailment obligation liability, there are potential financial statement exposures in excess of the recorded liability that are considered reasonably possible. In addition, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, or that future restatements will not be required. Likewise, these matters might continue to cause a diversion of our management’s time and attention. To the extent we are required to record additional amounts as liabilities, there may be an adverse impact on our results of operations or financial condition.

The circumstances which gave rise to the review of interest curtailment obligations and our announced restatement relating thereto continue to create the risk of litigation against us, which could be expensive and could damage our business.

As described in more detail above under Item 1, “Legal Proceedings”, the Company and certain of our officers and directors were named as defendants in a putative shareholder class action lawsuit. In addition, there is risk that other actions could be filed against us and certain current or former officers and directors based on allegations relating to the failure to record certain estimated liabilities relating to interest curtailment obligations at RMS and the associated restatement adjustments. We may incur substantial defense costs with respect to existing and potential future claims, regardless of their outcome.

No assurance can be given regarding the outcomes of any litigation. The resolution of any such matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, we could be required to pay damages or penalties or have other remedies imposed, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The staff of the SEC may review our periodic reports and may request amendments of financial information or other disclosures.

Following its review of periodic reports (including, but not limited to, this Quarterly Report on Form 10-Q) filed with the SEC, the staff of the SEC may request that we make additional changes to our reporting of financial information contained in such periodic reports, potentially requiring amendments to our financial information or other disclosure. Any amendments to our consolidated financial information, among other things:

•	would distract management’s attention from our business and operations;

•	may cause us to not be current in our periodic reporting obligations under the federal securities laws;

•	would result in incurring substantial additional professional expenses;

•	may adversely affect our reputation, credibility with customers and investors and our ability to raise capital in the capital markets; and

•	may subject us to the risk of regulatory actions and additional litigation.

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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: August 8, 2013	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2013	By:	/s/ Charles E. Cauthen
Charles E. Cauthen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

10.1	(1)	Master Repurchase Agreement, dated as of May 31, 2013, between Bank of America, N.A., as Buyer and Green Tree Servicing LLC, as Seller.

10.2*	(1)	Transactions Terms Letter relating to the Master Repurchase Agreement.

10.3	(2)	Amendment No. 3, Incremental Amendment and Joinder Agreement, dated as of June 6, 2013 relating to the Credit Agreement, dated as of November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.

10.4	(3)	Fourth Amendment to Addendum to Mortgage Selling and Servicing Contract.

10.5	(4)	Amendment No. 1, dated as of July 17, 2013, to Amendment No. 3, Incremental Amendment and Joinder Agreement, to the Credit Agreement, dated as of November 28, 2012, among Walter Investment Management Corp., the lenders set forth on the signature pages thereto, Credit Suisse AG, as administrative agent and collateral agent, and the guarantor parties set forth on the signature pages thereto.

10.6	(4)	Amendment No. 4, Incremental Amendment and Joinder Agreement, dated as of July 23, 2013, to the Credit Agreement, dated as of November 28, 2012, among Walter Investment Management Corp., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Additional Lender, and the guarantor parties set forth on the signature pages thereto.

10.7†	(5)	Separation Agreement, Waiver and General Release, dated July 29, 2013, by and between Walter Investment Management Corp. and Brian Libman.

31.1	(6)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(6)	Certification by Charles E. Cauthen pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(6)	Certification by Mark J. O’Brien and Charles E. Cauthen pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(6)

XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2013; (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
†	Constitutes a management contract or compensatory plan or arrangement.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to Exhibits 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 6, 2013.

(2)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2013.

(3)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2013.

(4)	Incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 23, 2013.

(5)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 30, 2013.

(6)	Filed herewith.

2