Form 10-Q
period 2013-09-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2013-11-06
CIK 1040719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The registrant had 37,014,110 shares of common stock outstanding as of October 31, 2013.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$405,355	$442,054
Restricted cash and cash equivalents	922,522	653,338
Residential loans at amortized cost, net	1,417,020	1,490,321
Residential loans at fair value	10,172,160	6,710,211
Receivables, net (includes $45,849 and $53,975 at fair value at September 30, 2013 and December 31, 2012, respectively)	253,959	259,009
Servicer and protective advances, net	1,186,066	173,047
Servicing rights, net (includes $1,006,031 and $0 at fair value at September 30, 2013 and December 31, 2012, respectively)	1,189,078	242,712
Goodwill	659,055	580,378
Intangible assets, net	130,045	144,492
Premises and equipment, net	154,650	137,785
Other assets (includes $115,920 and $949 at fair value at September 30, 2013 and December 31, 2012, respectively)	317,389	144,830

Total assets	$16,807,299	$10,978,177

LIABILITIES AND STOCKHOLDERS’ EQUITY

Payables and accrued liabilities (includes $99,802 and $25,348 at fair value at September 30, 2013 and December 31, 2012, respectively)	$549,702	$260,610
Servicer payables	851,231	587,929
Servicing advance liabilities	834,160	100,164
Debt	3,269,710	1,146,249
Mortgage-backed debt (includes $708,013 and $757,286 at fair value at September 30, 2013 and December 31, 2012, respectively)	1,939,082	2,072,728
HMBS related obligations at fair value	8,132,753	5,874,552
Deferred tax liability, net	79,293	41,017

Total liabilities	15,655,931	10,083,249

Commitments and contingencies (Note 22)

Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares;
Issued and outstanding - 0 shares at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares;
Issued and outstanding - 37,014,110 and 36,687,785 shares at September 30, 2013 and December 31, 2012, respectively	370	367
Additional paid-in capital	574,784	561,963
Retained earnings	575,775	332,105
Accumulated other comprehensive income	439	493

Total stockholders’ equity	1,151,368	894,928

Total liabilities and stockholders’ equity	$16,807,299	$10,978,177

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

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:
Restricted cash and cash equivalents	$59,015	$58,253
Residential loans at amortized cost, net	1,400,314	1,475,782
Residential loans at fair value	609,399	646,498
Receivables at fair value	45,849	53,975
Servicer and protective advances, net	78,225	77,082
Other assets	57,313	62,683

Total assets	$2,250,115	$2,374,273

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:

Payables and accrued liabilities	$8,655	$9,007
Servicing advance liabilities	65,379	64,552
Mortgage-backed debt (includes $708,013 and $757,286 at fair value at September 30, 2013 and December 31, 2012, respectively)	1,939,082	2,072,728

Total liabilities	$2,013,116	$2,146,287

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
REVENUES
Net servicing revenue and fees	$218,731	$89,344	$613,046	$267,747
Net gains on sales of loans	153,710	—	468,104	—
Interest income on loans	35,702	37,964	109,396	117,697
Net fair value gains on reverse loans and related HMBS obligations	30,476	—	93,995	—
Insurance revenue	28,896	17,335	64,480	54,100
Other revenues	21,652	4,430	50,639	13,259

Total revenues	489,167	149,073	1,399,660	452,803

EXPENSES
Salaries and benefits	150,253	52,554	402,268	165,498
General and administrative	128,443	27,668	341,595	90,584
Interest expense	75,017	43,986	197,449	134,347
Depreciation and amortization	17,757	12,087	51,704	35,920
Provision for loan losses	545	4,596	2,366	8,122
Other expenses, net	2,841	730	5,267	7,396

Total expenses	374,856	141,621	1,000,649	441,867

OTHER GAINS
Other net fair value gains	6,507	3,123	6,902	8,674

Income before income taxes	120,818	10,575	405,913	19,610
Income tax expense	48,129	4,164	162,243	7,636

Net income	$72,689	$6,411	$243,670	$11,974

Comprehensive income	$72,658	$6,451	$243,616	$12,066

Net income	$72,689	$6,411	$243,670	$11,974

Basic earnings per common and common equivalent share	$1.93	$0.22	$6.49	$0.40
Diluted earnings per common and common equivalent share	1.90	0.21	6.37	0.40

Weighted-average common and common equivalent shares outstanding — basic	36,973	28,990	36,926	28,902
Weighted-average common and common equivalent shares outstanding — diluted	37,675	29,397	37,634	29,158

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at January 1, 2013	36,687,785	$367	$561,963	$332,105	$493	$894,928
Net income	—	—	—	243,670	—	243,670
Other comprehensive loss, net of tax	—	—	—	—	(54)	(54)
Share-based compensation	—	—	9,801	—	—	9,801
Excess tax benefit on share-based compensation	—	—	896	—	—	896
Issuance of shares under incentive plans	326,325	3	2,124	—	—	2,127

Balance at September 30, 2013	37,014,110	$370	$574,784	$575,775	$439	$1,151,368

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$243,670	$11,974

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(93,995)	—
Amortization of servicing rights	33,312	37,809
Change in fair value of servicing rights	(69,299)	—
Non-Residual Trusts net fair value losses (gains)	(2,161)	571
Other net fair value losses	4,944	1,629
Accretion of residential loan discounts and advances	(13,476)	(14,156)
Accretion of discounts on debt and amortization of deferred debt issuance costs	15,480	8,677
Amortization of master repurchase agreements deferred issuance costs	4,526	—
Provision for loan losses	2,366	8,122
Depreciation and amortization of premises and equipment and intangible assets	51,704	35,920
Non-Residual Trusts losses on real estate owned, net	887	781
Other losses (gains) on real estate owned, net	(1,867)	423
Provision (benefit) for deferred income taxes	55,429	(12,898)
Share-based compensation	9,801	11,230
Purchases and originations of residential loans held for sale	(11,358,165)	—
Proceeds from sales of and payments on residential loans held for sale	10,300,852	—
Net gains on sales of loans	(468,104)	—
Other	594	(552)

Changes in assets and liabilities
Increase in receivables	(5,704)	(1,091)
Decrease (increase) in servicer and protective advances	(825,237)	12,305
Increase in other assets	(66,937)	(229)
Increase (decrease) in payables and accrued liabilities	140,224	(48,688)
Increase (decrease) in servicer payables	682	(2,718)

Cash flows provided by (used in) operating activities	(2,040,474)	49,109

Investing activities
Purchases and originations of reverse loans held for investment	(2,367,622)	—
Principal payments received on reverse loans held for investment	244,795	—
Principal payments received on forward loans related to Residual Trusts	81,912	72,385
Principal payments received on forward loans related to Non-Residual Trusts	46,516	47,538
Payments received on receivables related to Non-Residual Trusts	11,379	12,726
Cash proceeds from sales of real estate owned, net related to Residual Trusts	5,882	5,773
Cash proceeds from sales of other real estate owned, net	15,447	7,029
Purchases of premises and equipment	(26,420)	(6,053)
Decrease (increase) in restricted cash and cash equivalents	(6,832)	52,028
Payments for acquisitions of businesses, net of cash acquired	(478,084)	—
Acquisitions of servicing rights	(560,855)	—
Other	(1,120)	(2,188)

Cash flows provided by (used in) investing activities	(3,035,002)	189,238

Financing activities
Proceeds from issuance of debt, net of debt issuance costs	1,060,300	—
Payments on debt	(62,060)	(64,612)
Proceeds from securitizations of reverse loans	2,622,583	—
Payments on HMBS related obligations	(270,410)	—
Issuances of servicing advance liabilities	1,284,158	204,203
Payments on servicing advance liabilities	(550,162)	(212,204)
Net change in master repurchase agreements	1,109,374	—
Other debt issuance costs paid	(7,269)	(3,582)
Payments on mortgage-backed debt related to Residual Trusts	(84,419)	(73,986)
Payments on mortgage-backed debt related to Non-Residual Trusts	(65,930)	(69,757)
Other	2,612	1,778

Cash flows provided by (used in) financing activities	5,038,777	(218,160)

Net increase (decrease) in cash and cash equivalents	(36,699)	20,187
Cash and cash equivalents at the beginning of the period	442,054	18,739

Cash and cash equivalents at the end of the period	$405,355	$38,926

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based business services provider to the residential mortgage industry focused on providing specialty servicing for credit-sensitive residential mortgages and reverse mortgages. The Company also originates, purchases and sells mortgage loans into the secondary market. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans and reverse mortgage loans and operates an insurance agency serving residential loan customers. The Company operates throughout the United States, or U.S. At September 30, 2013, the Company serviced approximately 1.9 million accounts compared to 1.0 million accounts at December 31, 2012.

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

Acquisition of Reverse Mortgage Solutions, Inc.

On November 1, 2012, the Company acquired 100% of the outstanding shares of Reverse Mortgage Solutions, Inc., or RMS. Based in Spring, Texas, RMS provides a full suite of services to the reverse mortgage sector, including servicing, sub-servicing, loan origination and securitization, and related technology. The acquisition of RMS positioned the Company as a full service provider in the reverse mortgage servicing sector with new growth opportunities and represents an extension of the Company’s fee-for-service business model. Refer to Note 3 for further information regarding the acquisition of RMS.

Acquisition of Security One Lending

On December 31, 2012, in connection with the execution of a stock purchase agreement, the Company agreed to acquire all of the outstanding shares of Security One Lending, or S1L. Based in San Diego, California, S1L is a retail and wholesale reverse mortgage loan originator. S1L has a long-standing relationship with RMS, as S1L has been delivering loans using RMS’ technology and RMS has acquired a significant amount of S1L’s reverse origination production during recent years. The acquisition of S1L has enhanced RMS’ position as an issuer of reverse mortgage product, while also significantly increasing RMS’ retail origination presence. The Company obtained effective control over S1L through an economic closing on December 31, 2012. A legal closing subsequently occurred on April 30, 2013. The economic closing required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations. Accordingly, the financial results for S1L have been included in the Company’s consolidated financial statements beginning on December 31, 2012. Refer to Note 3 for further information regarding the acquisition of S1L.

Acquisition of Certain Net Assets of Residential Capital LLC

The Company previously announced its joint bid with Ocwen Loan Servicing LLC to acquire certain mortgage-related net assets held by Residential Capital LLC, or ResCap, in an auction sponsored by the U.S. Bankruptcy Court. Pursuant to this agreement, the Company agreed to acquire the rights and assume the liabilities relating to all of ResCap’s Federal National Mortgage Association, or Fannie Mae, mortgage servicing rights, or MSRs, and related servicer advances, and ResCap’s mortgage originations and capital markets platforms, or the ResCap net assets. The Company closed on its acquisition of the ResCap net assets on January 31, 2013. The acquisition of the ResCap net assets provided the Company with a fully integrated loan originations platform to complement and enhance its servicing business. Refer to Note 3 for further information regarding the acquisition of the ResCap net assets.

Acquisition of Certain Net Assets of Ally Bank

On March 1, 2013, the Company acquired the correspondent lending and wholesale broker businesses of Ally Bank, or the Ally Bank net assets. The acquisition of the Ally Bank net assets has allowed the Company to pursue correspondent lending opportunities using the capabilities resident in the ResCap originations platform. Refer to Note 3 for further information regarding the acquisition of the Ally Bank net assets.

Acquisition of Certain Net Assets of MetLife Bank, N.A.

On March 1, 2013, the Company purchased the residential mortgage servicing platform, including certain servicing related technology assets, of MetLife Bank, N.A. located in Irving, Texas, or the MetLife Bank net assets. The acquisition of the residential mortgage servicing platform is serving to support the Company’s development of a robust dual-track residential mortgage servicing platform. Refer to Note 3 for further information regarding the acquisition of the MetLife Bank net assets.

Bank of America, N.A. Asset Purchase

On January 31, 2013, the Company purchased Fannie Mae MSRs, including related servicer advances, from Bank of America, N.A, or the BOA asset purchase. This acquisition was accounted for as an asset purchase. Refer to Note 3 for further information regarding the BOA asset purchase.

Interim Financial Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s material estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure and borrower mortality rates and include, but are not limited to, the allowance for loan losses as well as the valuation of residential loans, receivables, servicing rights, goodwill and intangibles, real estate owned, derivatives, curtailment liability, mortgage-backed debt and Home Equity Conversion Mortgage-Backed Securities, or HMBS, related obligations. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, actual results may differ from these estimates.

Changes in Presentation

Certain prior period amounts have been reclassified to conform to current period presentation. The most significant changes are described below.

During the first quarter of 2013, the Company renamed servicing revenue and fees within the consolidated statements of comprehensive income to net servicing revenue and fees and reclassified amortization of servicing rights, which was previously included as a component of depreciation and amortization, to net servicing revenue and fees. Given the growth in the Company’s third party servicing portfolio resulting from recent acquisitions, this change in presentation was made to better reflect the economics of servicing activities. This change in presentation resulted in a reduction of $11.7 million and $37.8 million to historical servicing revenue and fees and depreciation and amortization for the three and nine months ended September 30, 2012, respectively.

The Company also renamed net fair value gains (losses) to other net fair value gains (losses) and separated net fair value gains on reverse loans and related HMBS obligations, which were previously included in historical net fair value gains (losses), to its own line item in the consolidated statements of comprehensive income.

During the second quarter of 2013, the Company segregated residential loans at amortized cost, net and residential loans at fair value into two separate line items in the consolidated balance sheets. These assets were previously presented in the aggregate in residential loans, net in the consolidated balance sheets.

During the third quarter of 2013, the Company reclassified net fair value gains on reverse loans and related HMBS obligations to a component of revenues. These amounts were previously classified as a component of other gains. This change was made to better reflect the economics of the Company’s reverse mortgage segment as a significant and growing part of the Company’s operations.

Accounting for Recently Purchased Servicing Rights

At December 31, 2012 and during the three months ended March 31, 2013, the Company purchased mortgage servicing right portfolios as part of certain business combination and asset purchase transactions. During the second quarter of 2013, the Company, in consultation with its advisors, made a correction to its accounting for servicing rights and related intangible assets. There was no significant impact on previously reported net income, earnings per share, stockholders’ equity, or on net cash used in operating activities as a result of this change. The Company has concluded that the impact was not material to the Company’s consolidated financial statements at December 31, 2012 or for the three months ended March 31, 2013.

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

The year-to-date footnote disclosures related to servicing rights and intangibles also reflect corrections, including the revision of certain market data assumptions used to estimate the fair value of these servicing rights. Also, the previously disclosed estimate of intangible asset amortization expected to be expensed in future periods will now be reflected in net servicing revenue and fees as a realization of expected cash flows for the related servicing rights, however, the timing of recognition may differ since the intangible amortization model differs from the servicing rights fair value measurement model.

Servicing Rights Fair Value Election

Prior to January 1, 2013, all servicing rights were initially recorded at fair value and subsequently accounted for at amortized cost. In addition, the Company classified its servicing rights as either a forward loan class or a reverse loan class. Given recent acquisitions and based upon anticipated risk management strategies, effective January 1, 2013 the Company began classifying its servicing rights as a risk-managed forward loan class, a forward loan class or a reverse loan class. The forward loan class and the reverse loan class continue to be accounted for at amortized cost. The Company has elected to account for the new risk-managed forward loan class at fair value effective as of January 1, 2013. The risk-managed forward loan class consists of servicing rights acquired in 2013 as well as servicing rights acquired on December 31, 2012. The servicing rights acquired on December 31, 2012 were previously accounted for at amortized cost, but are now accounted for at fair value retrospective to January 1, 2013. This election on January 1, 2013 had no impact on retained earnings. Refer to Notes 2 and 11 for further information regarding servicing rights.

Recent Accounting Guidance

In December 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update to require disclosure of information about the effect of rights of setoff with certain financial instruments on an entity’s financial position. In January 2013, the FASB issued an accounting standards update that clarifies the aforementioned offsetting disclosure requirements. The disclosure requirements are only applicable to rights of setoff of certain derivative instruments, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with standards set forth by the FASB Codification subject to master netting arrangements or similar agreements. The Company has adopted the amendments in these standards effective in the first quarter of 2013. Adoption of this standard had no significant impact on the Company’s consolidated financial statements. Additional required disclosures are included in Note 7.

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

In July 2013, the FASB issued an accounting standards update that specifies that unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. When a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this accounting standards update is not expected to have significant impact on the Company’s consolidated financial statements.

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

The Company records a provision for losses relating to such representations and warranties as part of its loan sale transactions at the time the loan is sold in accordance with the accounting guidance for guarantees. The provision is a reduction in the net gains on sales of loans in the consolidated statements of comprehensive income. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, historical defect rates, projected repurchase rates, projected resale values and the probability of reimbursement by the correspondent loan seller. The liability established at the time loans are sold, which is recorded in payables and accrued liabilities, is continually updated based on changes in estimates, with those changes recorded as a component of general and administrative expenses in the consolidated statements of comprehensive income.

The level of the liability for representations and warranties requires considerable management judgment. The level of residential loan repurchase losses is dependent on economic factors and external conditions that may change over the lives of the underlying loans. Refer to Note 22 for further discussion.

Derivatives

The Company enters into commitments to originate and purchase forward loans at interest rates that are determined prior to funding, which are referred to as interest rate lock commitments, or IRLCs. IRLCs are considered freestanding derivatives and are recorded at fair value at inception within other assets or payables and accrued liabilities on the consolidated balance sheet. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan and changes in the probability that the loan will fund within the terms of the commitment. Changes in the fair value of the IRLCs are included in net gains on sales of loans in the consolidated statements of comprehensive income.

The Company uses derivative financial instruments, primarily forward sales of agency to-be-announced securities, or forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and forward loans held for sale. The Company may also enter into commitments to purchase mortgage-backed securities, or MBS purchase commitments, as part of its overall hedging strategy. Management has elected not to designate these instruments as hedging instruments under GAAP. The fair value of these instruments are recorded in other assets or payables and accrued liabilities on the consolidated balance sheet with changes in the fair values recognized as gain or loss on sale of forward loans held for sale included in net gains on sales of loans in the consolidated statements of comprehensive income. Cash flows related to IRLCs, forward sales commitments and MBS purchase commitments are included in operating activities in the consolidated statements of cash flows to match the cash flows of the hedged item.

In connection with the forward sales commitments and MBS purchase commitments, the Company has entered into collateral agreements with its counterparties whereby both parties are required to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. The right to receive cash collateral placed by the Company with its counterparties is included in other assets, and the obligation to return collateral received by the Company from its counterparties is included within payables and accrued liabilities. The Company has elected to record derivative assets and liabilities and related collateral on a gross basis, even when a legally enforceable master netting arrangements exist between the Company and the derivative counterparty.

The derivative transactions described above are measured in terms of the notional amount. The notional amount is generally not exchanged and is used only as a basis on which interest and other payments are determined.

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

The Company identifies classes of servicing rights based upon the availability of market inputs used in determining their fair values and its planned risk management strategy associated with the servicing rights. Based upon these criteria, the Company has identified three classes of servicing rights: a risk-managed forward loan class, or the risk-managed loan class, a forward loan class and a reverse loan class. The risk-managed loan class includes loan portfolios for which the Company could apply a hedging strategy in the future. Servicing assets associated with the forward loan class and the reverse loan class are amortized based on expected cash flows in proportion to and over the life of net servicing income. Amortization is recorded as a reduction to servicing revenue and fees in the consolidated statements of comprehensive income. Servicing assets are stratified by product type and compared to the estimated fair value on a quarterly basis. Impairment is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the amount, if any, by which the carrying value of the servicing rights for a given stratum exceeds its fair value. Any fair value in excess of the carrying value for a given stratum is not recognized. The Company recognizes a direct impairment to the servicing asset when the valuation allowance is determined to be unrecoverable.

For servicing assets associated with the risk-managed loan class, which are accounted for at fair value, the Company measures the fair value at each reporting date and records changes in fair value in net servicing revenue and fees in the consolidated statements of comprehensive income.

Curtailment Liability

The Company is required to service its portfolio of loans on behalf of third parties in accordance with certain regulations established by the Department of Housing and Urban Development, or HUD, and GSEs. In certain instances in which servicing requirements are not followed or certain timelines are missed, referred to as servicing errors, the Company is potentially exposed to a curtailment of interest which results in an obligation to the investor in the loans or to HUD depending on facts and circumstances surrounding the servicing error. The Company generally accounts for its obligations for servicing errors as loss contingencies and records accruals for expected losses when the losses are deemed both probable and able to be reasonably estimated. The Company believes it has adequately accrued for these potential liabilities, however, facts and circumstances may change which could cause the actual liabilities to exceed the estimates, or which may require adjustments to the recorded liability balance in the future. Refer to the Mortgage Servicing section of Note 22 for further information relating to servicing errors.

3. Acquisitions

ResCap Net Assets

On January 31, 2013, the Company acquired the assets and assumed the liabilities relating to all of ResCap’s Fannie Mae MSRs and related servicer advances, and ResCap’s mortgage originations and capital markets platforms for an adjusted purchase price of $487.2 million. At closing, the ResCap Fannie Mae MSRs were associated with loans totaling $42.3 billion in unpaid principal balance. The Company made cash payments of $15.0 million in the fourth quarter of 2012 and $477.0 million on January 31, 2013, which were partially funded with net proceeds from an October 2012 common stock offering and borrowings from the Company’s first incremental secured credit facility. The total cash paid of $492.0 million is subject to purchase price adjustments, which are currently under discussion by the parties to the agreement. The total cash paid in excess of the adjusted purchase price is refundable to the Company at the end of the adjustment period. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The purchase consideration of $487.2 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. Measurement period adjustments were recorded during the nine months ended September 30, 2013 for provisional adjustments to certain liabilities existing at the acquisition date. The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded, and the adjusted preliminary purchase price allocation of assets acquired and liabilities assumed (in thousands):

	Originally	Measurement	Adjusted
	Reported	Period Adjustments	Preliminary
Assets
Servicer and protective advances	$186,241	$—	$186,241
Servicing rights (1)	242,604	—	242,604
Goodwill	52,548	(3,582)	48,966
Intangible assets (1)	8,000	—	8,000
Premises and equipment	18,102	—	18,102

Total assets acquired	507,495	(3,582)	503,913

Liabilities
Payables and accrued liabilities	20,270	(3,582)	16,688

Total liabilities assumed	20,270	(3,582)	16,688

Fair value of net assets acquired	$487,225	$—	$487,225

(1)	The originally reported amounts for servicing rights and intangible assets were revised during the second quarter of 2013. Refer to the accounting for recently purchased servicing rights section of Note 1 for further discussion.

The following table presents the estimate of identifiable intangible assets and capitalized software recognized at acquisition of the ResCap net assets with the corresponding weighted-average amortization periods at the acquisition date (dollars in thousands):

		Weighted-
		Average
	Estimated	Amortization
	Fair Value	Period (in years)
Intangible assets - trade name	$8,000	8.0
Capitalized software (1)	17,100	3.0

Total intangible assets and capitalized software	$25,100	4.6

(1)	Capitalized software is included in premises and equipment in the consolidated balance sheet.

Servicer and protective advances acquired in connection with the acquisition of the ResCap net assets have a fair value of $186.2 million and gross contractual amounts receivable of $195.9 million, of which $9.7 million is not expected to be collected. The ResCap net assets have been allocated to the Servicing and Originations segments. Refer to Note 21 for further information regarding segments. Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are the expected future earnings and projections of growth. The goodwill related to the acquisition of the ResCap net assets was allocated to the Originations segment, of which $46.4 million is expected to be tax deductible.

The amount of revenues and net income related to the ResCap net assets and Ally Bank net assets included in the Company’s consolidated statement of comprehensive income for the three months ended September 30, 2013 were $183.5 million and $32.4 million, respectively, and for the period from the date of acquisition through September 30, 2013 were $581.9 million and $167.6 million, respectively. During the nine months ended September 30, 2013, the Company incurred $3.0 million in acquisition-related costs to acquire the ResCap net assets, which are included in general and administrative expenses in the consolidated statements of comprehensive income. No acquisition-related costs associated with the ResCap net assets were recorded during the three months ended September 30, 2013.

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

Intangible assets relate to institutional relationships and have a weighted-average amortization period of one year. The Ally Bank net assets, including goodwill, have been allocated to the Originations segment. None of the goodwill recorded is expected to be tax deductible.

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

The Company allocated $0.8 million to goodwill, $0.4 million to premises and equipment, and $0.2 million to payables and accrued liabilities based on preliminary fair values as of the acquisition date. The MetLife Bank net assets, including goodwill, have been allocated to the Servicing segment. All of the goodwill recorded is expected to be tax deductible. During the nine months ended September 30, 2013, the Company incurred $0.2 million in acquisition-related costs to acquire the MetLife Bank net assets, which are included in general and administrative expenses in the consolidated statement of comprehensive income.

Bank of America Asset Purchase

On January 31, 2013, the Company purchased Fannie Mae MSRs, from Bank of America, N.A., or BOA, for total consideration of $495.7 million, of which $487.7 million was paid as of September 30, 2013 and $8.0 million is included in payables and accrued liabilities in the consolidated balance sheet. At closing, the Fannie Mae MSRs were associated with loans totaling $84.4 billion in unpaid principal balance. As part of the asset purchase agreement, BOA is to provide sub-servicing on an interim basis while the loan servicing is transferred in tranches to the Company’s servicing systems. As each tranche is boarded, the Company is also obligated to purchase the related servicer advances associated with the boarded loans. From the date of the closing through September 30, 2013, the Company has purchased $682.6 million of servicer advances as part of the asset purchase agreement. The Company anticipates that all remaining expected servicing transfers of $2.0 billion in loans will be completed by December 2013 and BOA will cease to be the sub-servicer. Refer to Note 11 for further information regarding servicing rights.

Reverse Mortgage Solutions, Inc.

On November 1, 2012, the Company acquired all of the outstanding shares of RMS. The purchase consideration of $136.3 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. Measurement period adjustments were recorded during the nine months ended September 30, 2013 for certain assumed contingent liabilities existing at the acquisition date. The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded, and the adjusted preliminary purchase price allocation of assets acquired and liabilities assumed (in thousands):

	Originally
	Reported at	Measurement	Adjusted
	Dec 31, 2012	Period Adjustments	Preliminary
Assets
Cash	$19,683	$—	$19,683
Restricted cash	1,401	—	1,401
Residential loans	5,331,989	—	5,331,989
Receivables	11,832	—	11,832
Servicer and protective advances	17,615	—	17,615
Servicing rights	15,916	—	15,916
Goodwill	101,199	28,800	129,999
Intangible assets	20,800	—	20,800
Premises and equipment	15,633	—	15,633
Deferred tax asset, net	19,052	17,159	36,211
Other assets	13,245	—	13,245

Total assets acquired	5,568,365	45,959	5,614,324

Liabilities
Payables and accrued liabilities	29,357	45,959	75,316
Debt	148,431	—	148,431
HMBS related obligations	5,254,231	—	5,254,231

Total liabilities assumed	5,432,019	45,959	5,477,978

Fair value of net assets acquired	$136,346	$—	$136,346

Security One Lending

The purchase price of the S1L acquisition in the fourth quarter of 2012 included contingent earn-out payments to be paid in cash of up to $10.9 million dependent on the achievement of certain designated performance targets over the twelve months following the acquisition. The Company recorded a liability for the contingent earn-out payments of $6.1 million at December 31, 2012 based on the Company’s estimate of the fair value of the contingent earn-out payments at that time. At June 30, 2013, the Company revised its estimate of the fair value of contingent earn-out payments to $10.9 million, the maximum earn-out, based on S1L’s performance during the six months ended June 30, 2013 and recorded losses related to this estimate of $4.8 million during this time period. Other than a payment of $4.3 million made to the prior owners of S1L during the three months ended September 30, 2013, no subsequent adjustments to fair value have been made. Contingent earn-out payments of $6.6 million and $6.1 million at September 30, 2013 and December 31, 2012, respectively, are included in payables and accrued liabilities in the consolidated balance sheets. The losses on contingent earn-out payments are included in other net fair value gains in the consolidated statements of comprehensive income.

Pro Forma Financial Information

The following table presents the pro forma combined revenues and net income as if the ResCap net assets and the Ally Bank net assets had been acquired on January 1, 2012 and RMS and S1L on January 1, 2011 (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenues	$489,167	$200,403	$1,439,860	$684,336
Net income (loss)	72,689	(19,819)	249,484	(12,426)
Net income (loss) per share - basic	1.93	(0.54)	6.76	(0.34)
Net income (loss) per share - diluted	1.90	(0.54)	6.63	(0.34)

The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisitions of RMS, S1L, the ResCap net assets and Ally Bank net assets, or the Acquisitions, had taken place on the dates indicated above. The amounts have been calculated to reflect additional fair value adjustments, depreciation and amortization that would have been incurred assuming the Acquisitions had occurred on the dates indicated above together with the consequential tax effects. The pro forma adjustments also include interest expense on debt issued to consummate the acquisition of the ResCap net assets. The pro forma financial information excludes costs incurred that were directly attributable to the Acquisitions and that do not have a continuing impact on the combined operating results.

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

The following table summarizes the accrued liability, which is included in payables and accrued liabilities in the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these activities (in thousands):

	Severance and
	Other-Related Costs	Other	Total
Balance at January 1, 2013	$1,397	$261	$1,658
Cash payments or other settlements	(706)	(42)	(748)

Balance at March 31, 2013	691	219	910
Cash payments or other settlements	(365)	(33)	(398)

Balance at June 30, 2013	326	186	512
Cash payments or other settlements	(187)	(26)	(213)

Balance at September 30, 2013	$139	$160	$299

Total incurred and expected charges	$5,377	$400	$5,777

4. Variable Interest Entities

Consolidated Variable Interest Entities

Securitization trusts that the Company consolidates and in which it holds residual interests are referred to as the Residual Trusts. Securitization trusts that have been consolidated and in which the Company does not hold residual interests are referred to as the Non-Residual Trusts.

Residual Trusts

The Company has historically funded its residential loan portfolio through securitizations and evaluates each securitization trust to determine if it meets the definition of a variable interest entity, or VIE, and whether or not the Company is required to consolidate the trust. The Company determined that it is the primary beneficiary of twelve securitization trusts in which it owns residual interests, and as a result, has consolidated these trusts. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant to the trusts. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.

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

Non-Residual Trusts

The Company determined that it is the primary beneficiary of ten securitization trusts for which it does not own any residual interests. The Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. However, as part of a prior agreement to acquire the rights to service the loans in these securitization trusts, the Company has certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates, which is the date each loan pool falls to 10% of the original principal amount. The Company will take control of the remaining collateral in the trusts when these calls are exercised, thus the clean-up call is deemed a variable interest as the Company will be required under this obligation to absorb any losses of the trusts subsequent to these calls, which could potentially be significant to each trust. Additionally, as servicer of these trusts, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the trusts.

The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $419.0 million.

For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in letters of credit, or LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $279.2 million and $285.4 million at September 30, 2013 and December 31, 2012, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated VIEs section of this Note.

Servicer and Protective Advance Financing Facility

A wholly-owned subsidiary of the Company, or the Subsidiary, engages in operating activities that are restricted to the purchase of servicer and protective advances from certain of the Company’s affiliates and assignment of those advance receivables to various lenders under a financing agreement with a third-party agent. Due to these restrictions, the Subsidiary is deemed to be a VIE and the Company is deemed both to have the power to direct the activities most significant to the economic performance of the Subsidiary, as well as the obligation to absorb losses or receive residual returns, which could be potentially significant to the Subsidiary.

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

Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	Carrying Amount of Assets and Liabilities of Consolidated VIEs
	September 30, 2013
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facility	Total
Assets
Restricted cash and cash equivalents	$44,557	$14,458	$—	$59,015
Residential loans at amortized cost, net	1,400,314	—	—	1,400,314
Residential loans at fair value	—	609,399	—	609,399
Receivables at fair value	—	45,849	—	45,849
Servicer and protective advances, net	—	—	78,225	78,225
Other assets	55,779	1,534	—	57,313

Total assets	$1,500,650	$671,240	$78,225	$2,250,115

Liabilities
Payables and accrued liabilities	$8,655	$—	$—	$8,655
Servicing advance liabilities	—	—	65,379	65,379
Mortgage-backed debt	1,231,069	708,013	—	1,939,082

Total liabilities	$1,239,724	$708,013	$65,379	$2,013,116

	Carrying Amount of Assets and Liabilities of Consolidated VIEs
	December 31, 2012
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facility	Total
Assets
Restricted cash and cash equivalents	$43,856	$14,397	$—	$58,253
Residential loans at amortized cost, net	1,475,782	—	—	1,475,782
Residential loans at fair value	—	646,498	—	646,498
Receivables at fair value	—	53,975	—	53,975
Servicer and protective advances, net	—	—	77,082	77,082
Other assets	60,669	2,014	—	62,683

Total assets	$1,580,307	$716,884	$77,082	$2,374,273

Liabilities
Payables and accrued liabilities	$9,007	$—	$—	$9,007
Servicing advance liabilities	—	—	64,552	64,552
Mortgage-backed debt	1,315,442	757,286	—	2,072,728

Total liabilities	$1,324,449	$757,286	$64,552	$2,146,287

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

For the Non-Residual Trusts, the change in fair value of residential loans, receivables, net and mortgage-backed debt, all of which are carried at fair value, are included in other net fair value gains in the consolidated statements of comprehensive income. Included in other net fair value gains is the interest income that is expected to be collected on the residential loans and the interest expense that is expected to be paid on the mortgage-backed debt as well as the accretion of the fair value adjustments. Accordingly, the servicing fee that the Company earns for servicing the assets of the Non-Residual Trusts is recognized in other net fair value gains as a component of the recognition of the interest income on the loans. The non-cash component of other net fair value gains is recognized as an adjustment in reconciling net income to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Principal payments on residential loans and draws on receivables, net are included in investing activities while payments on mortgage-backed debt are included in financing activities in the consolidated statements of cash flows.

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

As noted above, the Company has determined that for seven of these securitization trusts, the Company is the primary beneficiary due to a mandatory clean-up call obligation related to these trusts and, accordingly, the Company has consolidated the seven trusts in the consolidated balance sheets. However, for the four remaining securitization trusts for which the Company does not have a mandatory clean-up call obligation, the Company’s involvement consists only of servicer and the LOC reimbursement obligation. As explained in the Consolidated VIEs section above, the Company does not expect that the final $165.0 million in LOCs will be drawn. As the Company’s only involvement is that of servicer and the LOC reimbursement obligation, which is not expected to be drawn, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have a variable interest that could potentially be significant to the trusts. Accordingly, the four securitization trusts have not been consolidated on the Company’s consolidated balance sheets. The Company serviced $203.4 million and $223.3 million of loans related to the four unconsolidated securitization trusts at September 30, 2013 and December 31, 2012, respectively.

Other Servicing Arrangements

During the three months ended September 30, 2013, the Company became involved with other securitization trusts as servicer of the financial assets of the trusts. The Company’s servicing fees are anticipated to absorb more than an insignificant portion of the returns of the trusts and the Company has considered its contract to service the financial assets of the trusts a variable interest. Typically, the Company’s involvement as servicer allows it to control the activities of the trusts that most significantly impact the economic performance of the trusts, however, based on the nature of the trusts, the obligations to its beneficial interest holders are guaranteed. Further, the Company’s involvement as servicer is subject to substantive kick-out rights held by a single party, and there are no significant barriers to the exercise of those kick-out rights. As a result, the Company has determined that it is not the primary beneficiary of those trusts and those trusts are not consolidated on the Company’s balance sheets. The termination of the Company as servicer to the financial assets of the trusts would eliminate any future servicing revenues and related cash flows associated with the underlying financial assets held by the trusts.

The following table presents the carrying amounts of the Company’s assets that relate to its variable interests in the VIEs that are not consolidated, as well as its maximum exposure to loss and the unpaid principal balance of the total assets of these unconsolidated VIEs (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Maximum Exposure to Loss (1)	Unpaid Principal Balance of Total Assets of Unconsolidated VIEs
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Total
Servicing arrangements with letter of credit reimbursement obligation
September 30, 2013	$1,960	$2,460	$164	$4,584	$169,584	$203,435
December 31, 2012	2,319	2,691	180	5,190	170,190	223,251
Other servicing arrangements
September 30, 2013	—	—	135	135	135	307,854

(1)	The Company’s maximum exposure to loss related to these unconsolidated VIEs equals the carrying value of assets recognized on the consolidated balance sheets plus the obligation to reimburse a third party for the final $165.0 million drawn on LOCs discussed above, in the case of servicing arrangements with letter of credit reimbursement obligation.

5. Transfers of Residential Loans

Transfers of Reverse Mortgage Loans

In connection with the acquisition of RMS, the Company became an approved issuer of the Government National Mortgage Association, or GNMA, HMBS. The HMBS are guaranteed by GNMA and collateralized by participation interests in Home Equity Conversion Mortgages, or HECMs, insured by the Federal Housing Administration, or FHA. The Company both originates and acquires HECM reverse mortgage loans, or reverse loans. The loans are then pooled into HMBS that are sold into the secondary market with servicing rights retained. Based upon the structure of the GNMA securitization program, the Company has determined that it has not met all of the requirements for sale accounting and therefore accounts for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheets as residential loans. The proceeds from the transfer of reverse loans are recorded as HMBS related obligations with no gain or loss recognized on the transfer. The holders of the beneficial interests in HMBS have recourse to the extent of their participation in the reverse loans, but do not have recourse to the general assets of the Company, except for obligations as servicer.

The Company elected to measure reverse loans and HMBS related obligations at fair value. The change in fair value of the reverse loans and HMBS related obligations are included in net fair value gains on reverse loans and related HMBS obligations in the consolidated statements of comprehensive income. Also included in net fair value gains on reverse loans and related HMBS obligations is the contractual interest income earned on the reverse loans and the contractual interest expense incurred on the HMBS related obligations as well as fair value adjustments, including fair value gains on reverse loans originated and additional participations issued. Net fair value gains on reverse loans and related HMBS obligations is recognized as an adjustment in reconciling net income to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Purchases and originations of and principal payments received on reverse loans held for investment are included in investing activities in the consolidated statements of cash flows. Proceeds from securitizations of reverse loans and payments on HMBS related obligations are included in financing activities in the consolidated statements of cash flows.

At September 30, 2013, the unpaid principal balance associated with the reverse loans and real estate owned pledged as collateral to the pools was $7.5 billion.

Transfers of Forward Mortgage Loans

Through the acquisition of the ResCap net assets, the Company has grown its originations business. As part of its origination activities, the Company sells or securitizes forward loans it originates or purchases from third parties, generally in the form of mortgage-backed securities guaranteed by Fannie Mae. Securitization usually occurs within 20 days of loan closing or purchase. The Company accounts for these transfers as sales and generally retains the servicing rights associated with the transferred loans for which it receives a servicing fee for services provided.

The Company elected to measure residential loans held for sale at fair value. The gains and losses on the transfer of residential loans held for sale are included in net gains on sales of loans in the consolidated statements of comprehensive income. Also included in net gains on sales of loans is interest income earned during the period the loans were held, changes in fair value of loans and the gain or loss on the related derivatives. Refer to Note 7 for information on these derivative financial instruments. All residential loans held for sale and related derivative activities are included in operating activities in the consolidated statements of cash flows.

The following table presents a summary of cash flows related to transfers of forward loans accounted for as sales (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Proceeds received from transfers	$6,490,299	$10,122,117
Servicing fees collected	3,349	3,796

In connection with these transfers, the Company recorded servicing rights of $80.6 million and $118.1 million for the three and nine months ended September 30, 2013, respectively. All servicing rights are initially recorded at fair value using a Level 3 measurement technique based on the present value of projected cash flows over the estimated period of net servicing income. Refer to Note 11 for information relating to servicing of residential loans.

Certain guarantees arise from agreements associated with the sale of the Company’s residential loans. Under these agreements, the Company may be obligated to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 22 for further information.

The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with forward loans that have been transferred with servicing rights retained and the unpaid principal balance of these transferred loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheet				Unpaid Principal Balance of Transferred Loans
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Total
Servicing arrangements associated with transfers of forward loans
September 30, 2013	$124,977	$1,555	$251	$126,783	$9,746,851

At September 30, 2013, there were $2.5 million in transferred residential loans serviced by the Company that were 60 days or more past due. There were no charge-offs associated with these transferred loans during the three and nine months ended September 30, 2013.

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

Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers into or out of Level 3, and there were no transfers between Level 1 and Level 2, during the three and nine months ended September 30, 2013 and 2012.

Items Measured at Fair Value on a Recurring Basis

The following tables summarize the assets and liabilities in each level of the fair value hierarchy (in thousands):

	Recurring Fair Value Measurements at September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Reverse loans	$—	$—	$8,137,815	$8,137,815
Residential loans related to Non-Residual Trusts	—	—	609,399	609,399
Forward loans held for sale	—	1,424,946	—	1,424,946
Receivables related to Non-Residual Trusts	—	—	45,849	45,849
Servicing rights carried at fair value	—	—	1,006,031	1,006,031
Derivative instruments	—	19,776	96,144	115,920

Total assets	$—	$1,444,722	$9,895,238	$11,339,960

Liabilities
Derivative instruments	$—	$77,882	$—	$77,882
Mandatory repurchase obligation	—	—	8,285	8,285
Professional fees liability related to certain securitizations	—	—	6,985	6,985
Contingent earn-out payments	—	—	6,650	6,650
Mortgage-backed debt related to Non-Residual Trusts	—	—	708,013	708,013
HMBS related obligations	—	—	8,132,753	8,132,753

Total liabilities	$—	$77,882	$8,862,686	$8,940,568

	Recurring Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Reverse loans (1)	$—	$—	$6,047,108	$6,047,108
Residential loans related to Non-Residual Trusts	—	—	646,498	646,498
Forward loans held for sale	—	16,605	—	16,605
Receivables related to Non-Residual Trusts	—	—	53,975	53,975
Derivative instruments	—	—	949	949

Total assets	$—	$16,605	$6,748,530	$6,765,135

Liabilities
Derivative instruments	$—	$1,102	$—	$1,102
Mandatory repurchase obligation	—	—	9,999	9,999
Professional fees liability related to certain securitizations	—	—	8,147	8,147
Contingent earn-out payments	—	—	6,100	6,100
Mortgage-backed debt related to Non-Residual Trusts	—	—	757,286	757,286
HMBS related obligations	—	—	5,874,552	5,874,552

Total liabilities	$—	$1,102	$6,656,084	$6,657,186

(1)	Includes $28.5 million in reverse loans held for sale at December 31, 2012.

The following assets and liabilities are measured in the consolidated financial statements at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended September 30, 2013
	Fair Value July 1, 2013	Total Gains (Losses) Included in Net Income	Purchases	Sales	Issuances	Settlements	Fair Value September 30, 2013
Assets
Reverse loans	$7,906,635	$(165,150)	$315,699	$—	$192,326	$(111,695)	$8,137,815
Residential loans related to Non-Residual Trusts	613,627	27,494	—	—	—	(31,722)	609,399
Receivables related to Non-Residual Trusts	50,890	(1,803)	—	—	—	(3,238)	45,849
Servicing rights carried at fair value	880,950	25,297	19,234	—	80,550	—	1,006,031
Derivative instruments (IRLCs)	61,680	34,464	—	—	—	—	96,144

Total assets	$9,513,782	$(79,698)	$334,933	$—	$272,876	$(146,655)	$9,895,238

Liabilities
Derivative instruments (IRLCs)	$(19,327)	$19,327	$—	$—	$—	$—	$—
Mandatory repurchase obligation	(8,867)	102	—	—	—	480	(8,285)
Professional fees liability related to certain securitizations	(7,350)	(198)	—	—	—	563	(6,985)
Contingent earn-out payments	(10,900)	—	—	—	—	4,250	(6,650)
Mortgage-backed debt related to Non-Residual Trusts	(721,080)	(19,015)	—	—	—	32,082	(708,013)
HMBS related obligations	(7,805,846)	195,626	—	—	(638,727)	116,194	(8,132,753)

Total liabilities	$(8,573,370)	$195,842	$—	$—	$(638,727)	$153,569	$(8,862,686)

	For the Nine Months Ended September 30, 2013
	Fair Value January 1, 2013	ResCap Net Assets Acquisition	Total Gains (Losses) Included in Net Income	Purchases	Sales	Issuances	Settlements	Fair Value September 30, 2013
Assets
Reverse loans (1)	$6,047,108	$—	$19,431	$1,574,590	$(76,441)	$838,489	$(265,362)	$8,137,815
Residential loans related to Non-Residual Trusts	646,498	—	57,451	—	—	—	(94,550)	609,399
Receivables related to Non-Residual Trusts	53,975	—	3,253	—	—	—	(11,379)	45,849
Servicing rights carried at fair value	26,382	242,604	69,299	549,601	—	118,145	—	1,006,031
Derivative instruments (IRLCs)	949	—	95,195	—	—	—	—	96,144

Total assets	$6,774,912	$242,604	$244,629	$2,124,191	$(76,441)	$956,634	$(371,291)	$9,895,238

Liabilities
Derivative instruments (IRLCs)	$—	$—	$—	$—	$—	$—	$—	$—
Mandatory repurchase obligation	(9,999)	—	506	—	—	—	1,208	(8,285)
Professional fees liability related to certain securitizations	(8,147)	—	(628)	—	—	—	1,790	(6,985)
Contingent earn-out payments	(6,100)	—	(4,800)	—	—	—	4,250	(6,650)
Mortgage-backed debt related to Non-Residual Trusts	(757,286)	—	(48,865)	—	—	—	98,138	(708,013)
HMBS related obligations	(5,874,552)	—	79,256	—	—	(2,610,830)	273,373	(8,132,753)

Total liabilities	$(6,656,084)	$—	$25,469	$—	$—	$(2,610,830)	$378,759	$(8,862,686)

(1)	Includes $28.5 million in reverse loans held for sale at January 1, 2013. There were no reverse loans held for sale at September 30, 2013.

	For the Three Months Ended September 30, 2012
	Fair Value July 1, 2012	Total Gains (Losses) Included in Net Income	Settlements	Fair Value September 30, 2012
Assets
Residential loans related to Non-Residual Trusts	$678,682	$19,346	$(33,282)	$664,746
Receivables related to Non-Residual Trusts	68,107	(3,550)	(4,155)	60,402

Total assets	$746,789	$15,796	$(37,437)	$725,148

Liabilities
Mandatory repurchase obligation	$(10,900)	$482	$320	$(10,098)
Professional fees liability related to certain securitizations	(8,860)	(247)	622	(8,485)
Mortgage-backed debt related to Non-Residual Trusts	(801,338)	(12,682)	34,126	(779,894)

Total liabilities	$(821,098)	$(12,447)	$35,068	$(798,477)

	For the Nine Months Ended September 30, 2012
	Fair Value January 1, 2012	Total Gains (Losses) Included in Net Income	Settlements	Fair Value September 30, 2012
Assets
Residential loans related to Non-Residual Trusts	$672,714	$93,421	$(101,389)	$664,746
Receivables related to Non-Residual Trusts	81,782	(8,654)	(12,726)	60,402

Total assets	$754,496	$84,767	$(114,115)	$725,148

Liabilities
Mandatory repurchase obligation	$(11,849)	$305	$1,446	$(10,098)
Professional fees liability related to certain securitizations	(9,666)	(801)	1,982	(8,485)
Mortgage-backed debt related to Non-Residual Trusts	(811,245)	(74,464)	105,815	(779,894)

Total liabilities	$(832,760)	$(74,960)	$109,243	$(798,477)

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on IRLCs and servicing rights carried at fair value, are recognized in either other net fair value gains or net fair value gains on reverse loans and related HMBS obligations in the consolidated statements of comprehensive income. Gains and losses related to IRLCs are recorded in net gains on sales of loans and changes in fair value of servicing rights are recorded in net servicing revenue and fees in the consolidated statements of comprehensive income. Total gains and losses included in net income include interest income and interest expense at the stated rate for interest bearing assets and liabilities, respectively, accretion and amortization, and the impact of changes in valuation inputs and assumptions.

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

Forward loans held for sale — These loans are valued using a market approach by utilizing observable forward to-be-announced prices. The Company classifies these loans as Level 2 within the fair value hierarchy.

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

Servicing rights carried at fair value — The Company accounts for servicing rights associated with the risk-managed loan class at fair value. The Company estimates the fair value of these servicing rights using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, default rates and discount rates. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the determination of the servicing rights’ fair value. The Company classifies these servicing rights within Level 3 of the fair value hierarchy accordingly.

Derivative instruments — Fair values of IRLCs are derived by using valuation models incorporating current market information or through observation of market pricing for instruments with similar characteristics, and are adjusted for anticipated loan funding probability or fallout, which is a significant unobservable input. IRLCs are classified as Level 3. The fair value of forward sales commitments and MBS purchase commitments is determined based on observed market pricing for similar securities, therefore, these contracts are classified as Level 2. Counterparty credit risk is taken into account when determining fair value. Derivative instruments are included in either other assets or payables and accrued liabilities in the consolidated balance sheets. See Note 7 for additional information on derivative financial instruments.

Mandatory repurchase obligation — This contingent liability relates to a mandatory obligation for the Company to repurchase loans from an investor when the loans become 90 days delinquent. The Company estimates the fair value of this obligation based on the expected net present value of expected future cash flows using Level 3 assumptions that it believes a market participant would consider in valuing the liability including, but not limited to, assumptions for prepayment, default and loss severity rates applicable to the historical and projected performance of the underlying loans. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. The mandatory repurchase obligation is included in payables and accrued liabilities in the consolidated balance sheets.

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

Contingent earn-out payments — The estimated fair value of this contingent liability at December 31, 2012 is based on the average earn-out payment under multiple outcomes as determined by a Monte-Carlo simulation, discounted to present value using credit-adjusted discount rates. The average payment outcomes calculated by the Monte-Carlo simulation were derived utilizing Level 3 unobservable inputs, the most significant of which include the assumptions for forecasted financial performance of S1L and financial performance volatility. At June 30, 2013, the Company revised its estimate of the fair value of the contingent earn-out payments to $10.9 million, the maximum earn-out, based on S1L’s performance during the six months ended June 30, 2013. Other than the payment of $4.3 million made to the prior owners of S1L during the three months ended September 30, 2013, no subsequent adjustments to fair value have been made. The remaining liability recorded at September 30, 2013 is expected to be paid in January 2014. Contingent earn-out payments are included in payables and accrued liabilities in the consolidated balance sheets.

Mortgage-backed debt related to Non-Residual Trusts — This debt is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value of the debt is based on the net present value of the projected principal and interest payments owed for the remaining life of the securitization trusts. The Company’s valuation considers assumptions and estimates for principal and interest payments on the debt. An analysis of the credit assumptions for the underlying collateral in each of the securitization trusts is performed to determine the required payments to debt holders. The assumptions that it believes a market participant would consider in valuing the debt include, but are not limited to, prepayment, default, loss severity and discount rates, as well as the balance of LOCs provided as credit enhancement. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Credit performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this debt is primarily based on credit characteristics combined with an assessment of market interest rates.

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

The Company utilizes a discounted cash flow method in the fair value measurement of all Level 3 assets and liabilities included in the consolidated financial statements at fair value on a recurring basis with the exception of IRLCs for which the Company utilizes a market approach. The following table presents the significant unobservable inputs used in the fair value measurement of these assets and liabilities at September 30, 2013. Significant increases or decreases in any of these inputs in isolation would result in a significantly lower or higher fair value measurement.

	Significant		Weighted
	Unobservable Input	Range	Average
Assets
Reverse loans	Weighted-average remaining life in years	1.3 - 12.3	4.4
	Conditional repayment rate	5.11% - 34.97%	18.62%
	Discount rate	2.11% - 5.09%	3.04%
Residential loans related to Non-Residual Trusts	Conditional prepayment rate	5.04% - 6.21%	5.59%
	Loss severity	75.48% - 91.34%	87.56%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	5.02% - 6.22%	5.56%
	Loss severity	72.73% - 88.63%	84.78%
Servicing rights carried at fair value	Weighted-average remaining life in years	5.5 - 10.7	6.2
	Discount rate	9.17% - 11.61%	9.40%
	Conditional prepayment rate	4.04% - 10.12%	8.16%
	Conditional default rate	0.48% - 3.86%	3.21%
Derivative instruments (IRLCs)	Loan funding probability	8.20% - 100.00%	75.70%

Liabilities
Mandatory repurchase obligation	Conditional prepayment rate	6.86%	6.86%
	Loss severity	70.76%	70.76%
Professional fees liability related to certain securitizations	Conditional prepayment rate	5.02% - 8.05%	5.71%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	5.02% - 6.22%	5.56%
	Loss severity	72.73% - 88.63%	84.78%
HMBS related obligations	Weighted-average remaining life in years	2.0 - 7.5	4.1
	Conditional repayment rate	10.32% - 37.06%	19.83%
	Discount rate	1.71% - 4.06%	2.51%

Items Measured at Fair Value on a Non-Recurring Basis

Real estate owned, net is measured in the consolidated financial statements at fair value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation (in thousands):

	September 30, 2013	December 31, 2012
Real estate owned, net	$70,125	$64,959

The following table presents the significant unobservable inputs used in the fair value measurement of real estate owned, net at September 30, 2013 measured in the consolidated financial statements at fair value on a non-recurring basis:

	Significant Unobservable Input	Range	Weighted Average
Real estate owned, net	Loss severity	0.00% - 74.20%	10.17%

At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment, which is recorded in other expenses, net in the consolidated statements of comprehensive income, when the carrying amount exceeds fair value. The Company reported real estate owned, net of $46.3 million, $22.3 million and $1.5 million in the Loans and Residuals, Reverse Mortgage and Other segments, respectively at September 30, 2013. The Company reported real estate owned, net of $49.1 million, $13.9 million and $2.0 million in the Loans and Residuals, Reverse Mortgage and Other segments, respectively at December 31, 2012. In determining fair value, the Company’s accounting department either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. Management approves valuations that have been determined using the historical severity rate method.

Real estate owned expenses, net, which are recorded in other expenses, net in the consolidated statements of comprehensive income, were $2.6 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $4.1 million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively. Included in real estate owned expenses, net are lower of cost or fair value adjustments of $0.4 million and $(0.2) million for the three months ended September 30, 2013 and 2012, respectively, and $0.7 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Fair Value of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value on a recurring or non-recurring basis and their respective levels within the fair value hierarchy (in thousands):

	September 30, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$405,355	$405,355	Level 1	$442,054	$442,054
Restricted cash and cash equivalents	922,522	922,522	Level 1	653,338	653,338
Residential loans carried at amortized cost	1,417,020	1,367,031	Level 3	1,490,321	1,436,592
Receivables, net:
Insurance premium receivables	106,176	100,045	Level 3	107,824	101,238
Other	101,934	101,934	Level 1	97,210	97,210
Servicer and protective advances, net	1,186,066	1,111,042	Level 3	173,047	160,632

Financial liabilities
Payables and accrued liabilities:
Payables to insurance carriers	81,415	80,310	Level 3	51,377	50,614
Other	368,485	368,485	Level 1	183,885	183,885
Servicer payables	851,231	851,231	Level 1	587,929	587,929
Servicing advance liabilities (1)	833,695	834,160	Level 3	99,508	99,915
Debt (2)	3,235,774	3,310,927	Level 2	1,115,804	1,165,811
Mortgage-backed debt carried at amortized cost (3)	1,216,302	1,220,142	Level 3	1,298,999	1,300,979

(1)	The carrying amount of servicing advance liabilities is net of deferred issuance costs of $0.5 million and $0.7 million at September 30, 2013 and December 31, 2012, respectively.
(2)	The carrying amount of debt is net of deferred issuance costs of $33.9 million and $30.4 million at September 30, 2013 and December 31, 2012, respectively.
(3)	The carrying amount of mortgage-backed debt carried at amortized cost is net of deferred issuance costs of $14.8 million and $16.4 million at September 30, 2013 and December 31, 2012, respectively.

The following is a description of the methods and significant assumptions used in estimating the fair value of the Company’s financial instruments that are not measured at fair value on a recurring or non-recurring basis.

Cash and cash equivalents, restricted cash and cash equivalents, other receivables, other payables and accrued liabilities, and servicer payables — The estimated fair value of these financial instruments approximates their carrying amounts due to their highly liquid or short-term nature.

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

Fair Value Option

The Company elected the fair value option for certain financial instruments, including residential loans, receivables and mortgage-backed debt related to the Non-Residual Trusts, forward loans held for sale, and reverse loans and HMBS related obligations. The fair value option was elected for these assets and liabilities as the Company believes fair value best reflects the expected future economic performance of these assets and liabilities. The yields on residential loans of the Non-Residual Trusts and reverse mortgage loans along with any changes in fair values are recorded in either other net fair value gains or net fair value gains on reverse loans and related HMBS obligations in the consolidated statements of comprehensive income. The yield on forward loans held for sale along with any changes in fair value are recorded in net gains on sales of loans in the consolidated statements of comprehensive income. The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected as well as accretion of fair value adjustments.

Presented in the table below is the fair value and unpaid principal balance of loans, receivables and debt instruments for which the Company has elected the fair value option (in thousands):

	September 30, 2013		December 31, 2012
	Estimated	Unpaid Principal	Estimated	Unpaid Principal
	Fair Value	Balance	Fair Value	Balance
Loans and receivables at fair value under the fair value option
Reverse loans (1) (2)	$8,137,815	$7,556,982	$6,047,108	$5,400,876
Residential loans related to Non-Residual Trusts	609,399	748,286	646,498	814,481
Forward loans held for sale (2)	1,424,946	1,349,089	16,605	16,325
Receivables related to Non-Residual Trusts (3)	45,849	46,349	53,975	54,604

Total	$10,218,009	$9,700,706	$6,764,186	$6,286,286

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$708,013	$758,121	$757,286	$825,200
HMBS related obligations (3)	8,132,753	7,457,622	5,874,552	5,169,135

Total	$8,840,766	$8,215,743	$6,631,838	$5,994,335

(1)	Includes $28.5 million in reverse loans held for sale at December 31, 2012. There were no reverse loans held for sale at September 30, 2013.
(2)	Includes loans that collateralize master repurchase agreements. See Note 15 for further information.
(3)	For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs. For the HMBS related obligations, the unpaid principal balance represents the balance outstanding.

Included in residential loans related to Non-Residual Trusts accounted for under the fair value option are loans that are 90 days or more past due that have a fair value of $1.4 million and $1.9 million and an unpaid principal balance of $8.2 million and $10.0 million at September 30, 2013 and December 31, 2012, respectively.

Included in other net fair value gains and net fair value gains on reverse loans and related HMBS obligations are fair value gains and losses from instrument-specific credit risk that include changes in fair value due to changes in assumptions related to prepayments, defaults and severity. The Company recorded fair value gains (losses) from changes in instrument-specific credit risk for residential loans related to Non-Residual Trusts, reverse loans and receivables related to Non-Residual Trusts of $1.9 million, $(5.2) million and $(1.9) million for the three months ended September 30, 2013, respectively, and $(1.9) million, $(14.0) million and $1.9 million for the nine months ended September 30, 2013, respectively. The Company recorded fair value gains (losses) from changes in instrument-specific credit risk for residential loans related to Non-Residual Trusts and receivables related to Non-Residual Trusts of $2.1 million and $(1.9) million for the three months ended September 30, 2012, respectively, and $14.5 million and $(8.7) million for the nine months ended September 30, 2012, respectively. Due to the short holding period of forward loans held for sale, related fair value gains and losses from instrument-specific credit risk are immaterial.

Net Gains on Sales of Loans

Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Gains on sales of loans	$8,338	$83,864
Unrealized gains on loans held for sale	67,970	65,699
Net fair value gains (losses) on derivatives	(11,927)	184,503
Capitalized servicing rights	80,550	118,145
Provision for repurchases	(3,387)	(5,568)
Interest income	12,166	21,427
Other	—	34

Net gains on sales of loans	$153,710	$468,104

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations

Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Net fair value gains (losses) on reverse loans and related HMBS obligations
Interest income on reverse loans	$89,561	$253,342
Change in fair value of reverse loans	(254,711)	(238,603)

Net fair value gains (losses) on reverse loans	(165,150)	14,739

Interest expense on HMBS related obligations	(84,811)	(234,031)
Change in fair value of HMBS obligations	280,437	313,287

Net fair value gains on HMBS related obligations	195,626	79,256

Net fair value gains on reverse loans and related HMBS obligations	$30,476	$93,995

Other Gains

Provided in the table below is a summary of the components of other net fair value gains (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Other net fair value gains (losses)
Assets of Non-Residual Trusts	$25,691	$15,796	$60,704	$84,767
Liabilities of Non-Residual Trusts	(19,015)	(12,682)	(48,865)	(74,464)
Mandatory repurchase obligation	102	482	506	305
Professional fees liability related to certain securitizations	(198)	(247)	(628)	(801)
Contingent earn-out payments	—	—	(4,800)	—
Other	(73)	(226)	(15)	(1,133)

Other net fair value gains	$6,507	$3,123	$6,902	$8,674

7. Derivative Financial Instruments

Derivative financial instruments are recorded at fair value derived using the valuation techniques described in Note 6. The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities not designated as hedging instruments as well as cash collateral (in thousands):

	September 30, 2013			December 31, 2012
		Fair Value			Fair Value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Interest rate lock commitments	$3,085,680	$96,144	$—	$35,266	$949	$—
Forward sales commitments	5,069,979	217	77,880	42,078	—	1,102
MBS purchase commitments	1,576,101	19,559	2	—	—	—

Total derivative instruments		$115,920	$77,882		$949	$1,102

Cash collateral		$54,666	$838		$—	$—

Derivative positions subject to netting arrangements allow the Company to net settle asset and liability positions, as well as cash collateral with the same counterparty and include all forward sale commitments, MBS purchase commitments and cash collateral at September 30, 2013 included in the table above. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions is an asset position of $2.9 million and a liability position of $7.2 million at September 30, 2013. A master netting arrangement with one of our counterparties also allows for offsetting derivative positions and collateral against amounts associated with the master repurchase agreement with that same counterparty. At September 30, 2013, the Company’s net derivative settlement liability position of $4.8 million with that counterparty could be offset against any over collateralized positions associated with the master repurchase agreement to the extent available. Over collateralized positions on master repurchase agreements are not reflected as collateral in the tables above. At December 31, 2012, there were no derivative positions subject to master or other netting arrangements.

The following table summarizes the net gains related to derivatives not designated as hedging instruments recognized for the periods indicated (in thousands). These gains are recorded as a component of net gains on sales of loans in the consolidated statements of comprehensive income.

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Gains on interest rate lock commitments	$53,791	$95,195
Gains (losses) on forward sales commitments	(116,131)	63,557
Gains on MBS purchase commitments	50,413	25,751

Net fair value gains (losses) on derivatives	$(11,927)	$184,503

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

Residential Loans at Amortized Cost, Net

Residential loans at amortized cost, net are comprised of the following types of loans (in thousands):

	September 30,	December 31,
	2013	2012
Forward loans in Residual Trusts	$1,400,314	$1,475,782
Unencumbered forward loans	16,706	14,539

Residential loans at amortized cost, net	$1,417,020	$1,490,321

Residential loans at amortized cost, net are comprised of the following components (in thousands):

	September 30,	December 31,
	2013	2012
Residential loans, principal balance	$1,571,694	$1,662,183
Unamortized premiums (discounts) and other cost basis adjustments, net (1)	(137,524)	(151,427)
Allowance for loan losses	(17,150)	(20,435)

Residential loans at amortized cost, net	$1,417,020	$1,490,321

(1)	Included in unamortized premiums (discounts) and other cost basis adjustments, net is $12.9 million and $13.5 million in accrued interest receivable at September 30, 2013 and December 31, 2012, respectively.

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

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$18,306	$14,330	$20,435	$13,824
Provision for loan losses	545	4,596	2,366	8,122
Charge-offs, net of recoveries (1)	(1,701)	(1,974)	(5,651)	(4,994)

Balance at end of period	$17,150	$16,952	$17,150	$16,952

(1)	Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $1.7 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively, and $5.7 million and $4.0 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans at amortized cost by basis of impairment method (in thousands):

	September 30,	December 31,
	2013	2012
Allowance for loan losses
Loans collectively evaluated for impairment	$16,013	$19,408
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	1,137	1,027

Total	$17,150	$20,435

Recorded investment in residential loans at amortized cost
Loans collectively evaluated for impairment	$1,407,687	$1,483,389
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	26,483	27,367

Total	$1,434,170	$1,510,756

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

The following table presents the aging of the residential loan portfolio accounted for at amortized cost, net (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Residential Loans	Non- Accrual Loans
Recorded investment in residential loans at amortized cost
September 30, 2013	$18,223	$8,043	$56,877	$83,143	$1,351,027	$1,434,170	$56,877
December 31, 2012	23,543	13,215	66,623	103,381	1,407,375	1,510,756	66,623

Credit Risk Profile Based on Delinquencies

Factors that are important to managing overall credit quality and minimizing loan losses include sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, an appropriate allowance for loan losses, and sound non-accrual and charge-off policies. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. The Company increases its monitoring of residential loans when the loans become delinquent. The Company considers all loans 30 days or more past due to be non-performing. The classification of delinquencies, and thus the non-performing calculation, excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations.

The following table presents the recorded investment in residential loans accounted for at amortized cost by credit quality indicator (in thousands):

	September 30,	December 31,
	2013	2012
Performing	$1,351,027	$1,407,375
Non-performing	83,143	103,381

Total	$1,434,170	$1,510,756

Residential Loans at Fair Value

Residential loans at fair value are comprised of the following types of loans (in thousands):

	September 30,	December 31,
	2013	2012
Reverse loans (1)	$8,137,815	$6,047,108
Forward loans in Non-Residual Trusts	609,399	646,498
Forward loans held for sale	1,424,946	16,605

Residential loans at fair value	$10,172,160	$6,710,211

(1)	Includes $28.5 million in reverse loans held for sale at December 31, 2012. There were no reverse loans held for sale at September 30, 2013.

Residential Loans Held for Investment

Residential loans held for investment include forward loans accounted for at amortized cost as well as forward loans of the Non-Residual Trusts and reverse loans, both of which are accounted for at fair value. Purchases and originations of residential loans held for investment relate primarily to reverse loans. The Company purchased reverse loans to be held for investment in the amount of $318.0 million and $1.6 billion during the three and nine months ended September 30, 2013, respectively, and originated $184.9 million and $793.0 million in reverse loans held for investment during the three and nine months ended September 30, 2013, respectively.

Residential Loans Held for Sale

The Company sells or securitizes forward loans it originates or purchases from third parties, generally in the form of mortgage-backed securities guaranteed by Fannie Mae. The Company accounts for these transfers as sales and typically retains the right to service the loans. Refer to Note 5 for additional information regarding transfers of residential loans.

A reconciliation of the changes in residential loans held for sale to the amounts presented in the consolidated statements of cash flows is presented in the following table (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Balance at beginning of period	$1,664,215	$45,065
Purchases and originations of residential loans held for sale	6,076,816	11,358,165
Proceeds from sales of and payments on residential loans held for sale	(6,404,560)	(10,154,539)
Realized gains on sales of residential loans	8,338	83,864
Change in unrealized gains on residential loans held for sale	67,970	65,699
Interest income	12,166	21,427
Transfers from residential loans held for investment	—	5,183
Other	1	82

Balance at end of period	$1,424,946	$1,424,946

9. Receivables, Net

Receivables, net consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Insurance premium receivables	$106,176	$107,824
Servicing fee receivables	60,688	44,657
Receivables related to Non-Residual Trusts	45,849	53,975
Income tax receivables	8,400	20,825
Other receivables	34,945	31,751

Total receivables	256,058	259,032
Less: Allowance for uncollectible receivables	(2,099)	(23)

Receivables, net	$253,959	$259,009

10. Servicer and Protective Advances, Net

Service and protective advances, net consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Protective advances	$1,166,277	$149,041
Servicer advances	57,249	48,120

Total servicer and protective advances	1,223,526	197,161
Less: Allowance for uncollectible advances	(37,460)	(24,114)

Servicer and protective advances, net	$1,186,066	$173,047

11. Servicing of Residential Loans

The Company provides servicing for credit-sensitive consumer loans including residential mortgages, manufactured housing and consumer installment loans, and reverse mortgage loans for third parties, as well as for loans recognized on the consolidated balance sheets. The Company also services loans originated and purchased by the Company and sold with servicing rights retained. The Company’s total servicing portfolio consists of accounts serviced for others for which servicing rights have been capitalized, accounts sub-serviced for others, as well as residential loans and real estate owned recognized on the consolidated balance sheets. In connection with recent acquisitions, the Company capitalized the servicing rights associated with servicing and sub-servicing agreements in existence at the dates of acquisition.

Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	September 30, 2013		December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party investors (1)
Capitalized servicing rights	1,292,070	$139,480,153	415,617	$23,469,620
Capitalized sub-servicing (2)	256,514	14,188,764	289,417	16,333,529
Sub-servicing	264,535	44,452,321	240,226	42,310,373

Total third-party servicing portfolio	1,813,119	198,121,238	945,260	82,113,522
On-balance sheet residential loans and real estate owned	111,517	11,262,424	93,721	7,980,667

Total servicing portfolio	1,924,636	$209,383,662	1,038,981	$90,094,189

(1)	Includes real estate owned serviced for third parties.
(2)	Consists of sub-servicing contracts held by Green Tree and RMS at their respective dates of the acquisition.

The Company’s geographic diversification of its third-party servicing portfolio, based on outstanding unpaid principal balance, is as follows (dollars in thousands):

	September 30, 2013			December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Percentage of Total	Number of Accounts	Unpaid Principal Balance	Percentage of Total
California	203,255	$35,039,332	17.7%	81,547	$16,073,080	19.6%
Florida	167,392	20,582,925	10.4%	91,318	10,476,321	12.8%
Texas	142,290	10,306,953	5.2%	86,406	3,621,528	4.4%
Other < 5%	1,300,182	132,192,028	66.7%	685,989	51,942,593	63.2%

Total	1,813,119	$198,121,238	100.0%	945,260	$82,113,522	100.0%

Net Servicing Revenue and Fees

The Company services residential mortgage loans, including reverse mortgage loans, manufactured housing and consumer installment loans, for itself and third parties. The Company earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing, Asset Receivables Management and Reverse Mortgage segments (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Servicing fees	$140,267	$66,034	$403,612	$205,637
Incentive and performance fees	38,424	25,251	106,031	71,972
Ancillary and other fees (1)	25,522	9,742	67,416	27,947

Servicing revenue and fees	204,213	101,027	577,059	305,556
Amortization of servicing rights	(10,779)	(11,683)	(33,312)	(37,809)
Change in fair value of servicing rights	25,297	—	69,299	—

Net servicing revenue and fees	$218,731	$89,344	$613,046	$267,747

(1)	Includes late fees of $11.7 million and $4.3 million for the three months ended September 30, 2013 and 2012, respectively, and $28.7 million and $11.1 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Servicing Rights at Amortized Cost

The amortization of servicing rights is recorded in net servicing revenue and fees in the consolidated statements of comprehensive income. The following tables summarize the activity in the carrying value of servicing rights accounted for at amortized cost by class (in thousands):

	For the Three Months Ended September 30,
	2013			2012
	Forward Loans	Reverse Loans	Total	Forward Loans
Balance at beginning of period	$180,002	$13,831	$193,833	$224,203
Purchases	—	—	—	177
Amortization	(9,830)	(949)	(10,779)	(11,683)
Impairment	—	—	—	—
Other	(2)	(5)	(7)	—

Balance at end of period	$170,170	$12,877	$183,047	$212,697

	For the Nine Months Ended September 30,
	2013			2012
	Forward Loans	Reverse Loans	Total	Forward Loans
Balance at beginning of period	$200,742	$15,588	$216,330	$250,329
Purchases	—	36	36	177
Amortization	(30,570)	(2,742)	(33,312)	(37,809)
Impairment	—	—	—	—
Other	(2)	(5)	(7)	—

Balance at end of period	$170,170	$12,877	$183,047	$212,697

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the forward loan class and reverse mortgages for the reverse loan class. At September 30, 2013, the fair value of servicing rights for the forward loan class and the reverse loan class was $200.6 million and $16.8 million, respectively. At December 31, 2012 the fair value of servicing rights for the forward loan class and the reverse loan class was $229.9 million and $15.7 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below (dollars in thousands):

	September 30, 2013
	Forward Loans	Reverse Loans
Fair value of servicing rights carried at amortized cost	$200,648	$16,833
Inputs and assumptions:
Weighted-average remaining life in years	5.1	3.0
Weighted-average stated customer interest rate on underlying collateral	7.86%	3.22%
Weighted-average discount rate	11.67%	18.00%
Conditional prepayment rate	7.55%	(1)
Conditional default rate	4.28%	(1)
Conditional repayment rate	(1)	25.47%

(1)	Assumption is not significant to valuation.

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

Servicing Rights at Fair Value

The change in fair value of servicing rights is recorded in net servicing revenue and fees in the consolidated statements of comprehensive income. The following table summarizes the activity in servicing rights accounted for at fair value (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Balance at beginning of period	$880,950	$26,382
Servicing rights capitalized in connection with the acquisition of the ResCap net assets	—	242,604
Purchase of servicing rights in connection with the BOA asset purchase	—	495,714
Other purchases	19,234	53,887
Servicing rights capitalized upon transfers of loans	80,550	118,145

Changes in fair value due to:
Realization of cash flows	(48,084)	(96,870)
Changes in valuation inputs or other assumptions	60,487	153,275
Other (1)	12,894	12,894

Balance at end of period	$1,006,031	$1,006,031

(1)	Other changes in fair value relate to servicing rights transferred to the Company for no consideration in accordance with the Payoffs, Assumptions, Modifications and Refinancing terms of the BOA asset purchase agreement. Refer to Note 3 for additional information related to the BOA asset purchase.

The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below (dollars in thousands):

September 30, 2013
Inputs and assumptions:
Weighted-average remaining life in years	6.2
Weighted-average stated customer interest rate on underlying collateral	5.24%
Weighted-average discount rate	9.40%
Conditional prepayment rate	8.16%
Conditional default rate	3.21%

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

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted-average of certain significant assumptions used in valuing these assets (dollars in thousands):

	September 30, 2013
		Decline in fair value due to
	Actual	10% adverse change	20% adverse change
Weighted-average discount rate	9.40%	$(42,042)	$(80,960)
Conditional prepayment rate	8.16%	(45,917)	(85,783)
Conditional default rate	3.21%	(12,798)	(25,072)

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

Fair Value of Originated Servicing Rights

For forward loans transferred with servicing retained, the Company used the following inputs and assumptions to determine the fair value of servicing rights at the date of transfer. These servicing rights are included in servicing rights capitalized upon transfers of loans in the table presented above that summarizes the activity in servicing rights accounted for at fair value.

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Weighted-average life in years	8.8 - 9.5	6.1 - 9.6
Weighted-average stated customer interest rate on underlying collateral	3.73% - 4.32%	3.73% - 4.32%
Weighted-average discount rates	9.50% - 9.72%	9.50% - 12.30%
Conditional prepayment rates	4.78% - 6.09%	3.00% - 8.10%
Conditional default rates	0.69% - 0.96%	0.50% - 2.00%

12. Goodwill and Intangible Assets, Net

During the nine months ended September 30, 2013, the Company recorded goodwill in connection with business combinations. Refer to Note 3 for further information. Amortization expense associated with intangible assets was $7.9 million and $6.1 million for the three months ended September 30, 2013 and 2012, respectively, and $23.7 million and $18.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Intangible assets consist of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$139,767	$(40,257)	$99,510	$139,767	$(26,838)	$112,929
Institutional relationships	34,800	(19,029)	15,771	33,600	(10,398)	23,202
Trademarks and trade names	10,000	(771)	9,229	2,000	(28)	1,972
Licenses	5,000	(150)	4,850	5,000	—	5,000
Non-compete agreements	1,500	(815)	685	1,500	(111)	1,389

Total intangible assets	$191,067	$(61,022)	$130,045	$181,867	$(37,375)	$144,492

Based on the balance of intangible assets, net at September 30, 2013, the following is an estimate of amortization expected to be expensed during the remainder of the current year and for each of the next five years and thereafter (in thousands):

Amortization
Expense
For the remainder of 2013	$7,639
2014	18,903
2015	14,938
2016	11,710
2017	10,469
2018	9,373
Thereafter	57,013

Total	$130,045

On October 7, 2013, American Security Insurance Company, or ASIC, the insurer that provides lender-placed hazard insurance coverage on Florida mortgage loans serviced by the Company, entered into a Consent Order with the Florida Office of Insurance Regulation. ASIC agreed in the Consent Order that it will not pay commissions to any mortgage loan servicer, or any person or entity affiliated with a servicer, on lender-placed insurance policies obtained by the servicer. This prohibition is expected to have a negative effect on the future cash flows of the Company’s Insurance segment beginning on its anticipated effective date of October 7, 2014. As a result of the prohibition on Florida commission payments, if other states or regulatory agencies were to issue similar actions the goodwill related to the Company’s Insurance segment would be at risk for potential impairment, which cannot be estimated at this time. The potential impairment may be as much as $4.4 million, which represents the carrying amount of goodwill recorded by the Insurance segment at September 30, 2013.

During 2013, HUD announced certain changes to the HECM reverse mortgage program that have impacted the reverse mortgage products available to borrowers and have created new regulatory requirements, with additional program changes that may become effective in January 2014. The full impact of these regulatory developments remains uncertain and any resulting adverse business trends could negatively impact the assumptions used in assessing the Reverse Mortgage segment goodwill for impairment.

13. Other Assets

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Derivative instruments	$115,920	$949
Real estate owned, net	70,125	64,959
Collateral pledged on derivative instruments	54,666	—
Deferred debt issuance costs	49,168	47,544
ResCap net assets acquisition deposit	—	15,000
Other	27,510	16,378

Total other assets	$317,389	$144,830

14. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Employee related liabilities	$81,962	$37,124
Payables to insurance carriers	81,415	51,377
Derivative instruments	77,882	1,102
Curtailment liability	52,924	—
Originations liability	27,794	675
Uncertain tax positions	22,010	26,301
Servicing transfer payables	20,453	11,275
Acquisition related escrow funds payable to sellers	18,870	14,000
Accrued interest payable	17,260	10,764
Servicing rights purchases payable and related advances	15,340	21,011
Mandatory repurchase obligation	8,285	9,999
Professional fees liability related to certain securitizations	6,985	8,147
Contingent earn-out payments	6,650	6,100
Other	111,872	62,735

Total payables and accrued liabilities	$549,702	$260,610

15. Debt

Debt consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Term loan (unpaid principal balance of $1,705,424 and $691,250 at September 30, 2013 and December 31, 2012, respectively)	$1,687,576	$679,598
4.5% Convertible senior subordinated notes (unpaid principal balance of $290,000 at September 30, 2013 and December 31, 2012)	213,631	207,135
Master repurchase agreements	1,364,759	255,385
Other	3,744	4,131

Total debt	$3,269,710	$1,146,249

Term Loan

On January 31, 2013, the Company entered into Amendment No. 1, Incremental Amendment and Joinder Agreement, or the First Incremental Amendment, to its Term Loan. The First Incremental Amendment, among other things, increased certain financial ratios that govern the Company’s ability to incur additional indebtedness and provided for a secured term loan, or the First Incremental Loan, in an amount of $825.0 million, which was borrowed in its entirety on January 31, 2013. In conjunction with this incremental borrowing, the Company recorded $4.7 million in general and administrative expenses and $5.3 million in deferred debt issuance costs during the nine months ended September 30, 2013.

On June 6, 2013, the Company entered into Amendment No. 3, Incremental Amendment and Joinder Agreement, or the Second Incremental Amendment, to its Term Loan. The Second Incremental Amendment, among other things, provides for a secured term loan, or the Second Incremental Loan, in the amount of $200.0 million, which was borrowed in its entirety on June 6, 2013. Costs associated with this incremental borrowing were not significant to the Company.

On July 23, 2013, the Company entered into Amendment No. 4, Incremental Amendment and Joinder Agreement, or the Third Incremental Amendment, to its Term Loan. The Third Incremental Amendment, among other things, provides for a secured term loan, or the Third Incremental Loan, in the amount of $50.0 million, which was borrowed in its entirety on July 23, 2013. Costs associated with this incremental borrowing were not significant to the Company.

The First Incremental Loan, the Second Incremental Loan and the Third Incremental Loan rank pari passu in right of payment and are secured on a ratable basis with the existing Term Loan and all material terms of the First Incremental Loan, the Second Incremental Loan and the Third Incremental Loan are identical to the terms of the other term loans outstanding under the existing Term Loan.

During the nine months ended September 30, 2013, the Company also entered into other various amendments to its Term Loan. These amendments, amongst other things, clarify certain financial definitions and modify certain terms within the existing Term Loan.

Master Repurchase Agreements

During 2012 and 2013, the Company entered into several master repurchase agreements, primarily in conjunction with its acquisitions, which are used to fund the origination of forward and reverse loans. The facilities had an aggregate capacity amount of $2.3 billion at September 30, 2013 and are secured by certain forward and reverse loans. The interest rates on the facilities are primarily based on London Interbank Offered Rates, or LIBOR, plus between 2.25% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through September 2014. The facilities are secured by $1.4 billion in unpaid principal balance of residential loans at September 30, 2013.

All of the Company’s master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. As previously disclosed, at June 30, 2013, absent waivers received from certain of its counterparties, RMS would not have been in compliance with minimum profitability covenants contained in two of its master repurchase agreements due to RMS’ net loss during the three months ended June 30, 2013. During the third quarter of 2013, RMS amended certain master repurchase agreements to, among other things, change the definitions of net income to either provide for an alternative calculation of net income resulting in a higher profitability used in the minimum profitability covenant or to allow for a net loss within certain limitations. The amendments relating to the changes to the definition of net income are effective through December 2013. The amendments also included a change to the definition of tangible net worth and, in one amendment, an increase in the required minimum tangible net worth. The changes to the definition of tangible net worth were not necessary in order for RMS to achieve covenant compliance but resulted in making the related minimum tangible net worth covenants less restrictive. Two of these agreements were renewed, for another one year term, to September 2014. RMS was in compliance with all of its covenants as of September 30, 2013.

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

Borrower remittances received on the residential loans collateralizing this debt and draws under LOCs serving as credit enhancements to certain Non-Residual Trusts are used to make the principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is also subject to redemption according to specific terms of the respective indenture agreements, including the option to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up calls. The Company is obligated to exercise the clean-up calls on the earliest possible call date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $419.0 million.

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

Since January 2008, Mid-State Capital Corporation 2006-1 Trust has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for the trigger calculations, which includes real estate owned, was 9.3% at September 30, 2013 compared to a trigger level of 8.0% and the cumulative loss rate for trigger calculations was 7.8% at September 30, 2013 compared to a trigger level of 6.0%. In addition, from September 2012 through February 2013, Mid-State Capital Corporation 2005-1 Trust, or Trust 2005-1, exceeded the delinquency rate trigger of 8.00%. At March 31, 2013, the delinquency rate for Trust 2005-1 was cured and remains cured as of September 30, 2013. Trust 2005-1 did not exceed the cumulative loss rate trigger during September 2012 through February 2013.

Non-Residual Trusts

The Company has consolidated ten trusts for which it is the servicer, but does not hold any residual interests. The Company is obligated to exercise mandatory clean-up call obligations for these trusts and expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $419.0 million.

Collateral for Mortgage-Backed Debt

At September 30, 2013, the Residual and Non-Residual Trusts have an aggregate of $2.0 billion of principal in outstanding debt, which is collateralized by $2.4 billion of assets, including residential loans, receivables related to the Non-Residual Trusts, real estate owned, net and restricted cash and cash equivalents. For seven of the ten Non-Residual Trusts, LOCs were issued by a third party as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The notional amount of expected draws under the LOCs at September 30, 2013 was $46.3 million. The fair value of the expected draws of $45.8 million at September 30, 2013 has been recognized as receivables related to Non-Residual Trusts, which is a component of receivables, net in the consolidated balance sheet. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and from the draws on the LOCs for certain Non-Residual Trusts.

The following table summarizes the collateral for the mortgage-backed debt (in thousands):

	September 30,	December 31,
	2013	2012
Residential loans of securitization trusts, principal balance	$2,299,522	$2,458,678
Receivables related to Non-Residual Trusts	45,849	53,975
Real estate owned, net	42,545	43,115
Restricted cash and cash equivalents	59,015	58,253

Total mortgage-backed debt collateral	$2,446,931	$2,614,021

17. Share-Based Compensation

During the nine months ended September 30, 2013, the Company granted 1,050,904 options that cliff vest in three years based upon a service condition and have a ten year contractual term. The weighted-average fair value of the stock options of $15.05 was based on the estimate of fair value on the dates of grant using the Black-Scholes option pricing model and related assumptions. During this period, the Company also issued 15,260 shares of fully vested common stock to its non-employee directors. The fair value of the common stock of $34.40 was based on the average of the high and low sales prices on the date of issuance. The Company’s share-based compensation expense has been reflected in salaries and benefits expense in the consolidated statements of comprehensive income.

18. Income Taxes

For the three months ended September 30, 2013 and 2012, the Company recorded income tax expense of $48.1 million and $4.2 million resulting in an effective tax rate of 39.8% and 39.4%, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded income tax expense of $162.2 million and $7.6 million resulting in an effective tax rate of 40.0% and 38.9%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2013 as compared to the same period in 2012 results primarily from changes in corporate operations during the current year, which were driven by the Company’s recent business and asset acquisitions.

Income Tax Exposure

The Company was part of the Walter Energy consolidated group prior to the spin-off from Walter Energy, the principal agent, on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s most recent public filing on Form 10-Q, those relating to the following:

•	The Internal Revenue Service, or IRS, has filed a proof of claim for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that issues have been litigated in bankruptcy court and that an opinion was issued by the court in June 2010 as to the remaining disputed issues. The filing further states that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. Walter Energy believes that any financial exposure with respect to those issues that have not been resolved or settled by the Proof of Claim is limited to interest and possible penalties and the amount of tax assessed has been offset by tax reductions in future years. All of the issues in the Proof of Claim, which have not been settled or conceded, have been litigated before the Bankruptcy Court and are subject to appeal but only at the conclusion of the entire adversary proceedings.

•	The IRS completed its audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to Walter Energy proposing changes to tax for these tax years which Walter Energy has protested. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issues remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties.

•	While the IRS had completed its audit of Walter Energy’s federal income tax returns for the years 2006 to 2008 and issued 30-Day Letters to Walter Energy proposing changes to tax for these tax years which Walter Energy has protested, the IRS reopened the audit of these periods in 2012. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issue remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties.

•	Walter Energy reports that the IRS is conducting an audit of Walter Energy’s tax returns filed for 2009 and 2010. Since examination is ongoing, Walter Energy cannot estimate the amount of any resulting tax deficiency or overpayment, if any.

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

The Tax Separation Agreement also provides that Walter Energy is responsible for the preparation and filing of any tax returns for the consolidated group for the periods when the Company was part of the Walter Energy consolidated group. This arrangement may result in conflicts between Walter Energy and the Company. In addition, the spin-off of the Company from Walter Energy was intended to qualify as a tax-free spin-off under Section 355 of the U.S. Internal Revenue Code, or the Code. The Tax Separation Agreement provides generally that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Code, any taxes imposed on Walter Energy or a Walter Energy shareholder as a result of such determination, or Distribution Taxes, which are the result of the acts or omissions of Walter Energy or its affiliates, will be the responsibility of Walter Energy. However, should Distribution Taxes result from the acts or omissions of the Company or its affiliates, such Distribution Taxes will be the responsibility of the Company. The Tax Separation Agreement goes on to provide that Walter Energy and the Company shall be jointly liable, pursuant to a designated allocation formula, for any Distribution Taxes that are not specifically allocated to Walter Energy or the Company. To the extent that Walter Energy is unable or unwilling to pay any Distribution Taxes for which it is responsible under the Tax Separation Agreement, the Company could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred. The Tax Separation Agreement also provides for payments from Walter Energy in the event that an additional taxable dividend is required to cure a Real Estate Investment Trust, or REIT, disqualification from the determination of a shortfall in the distribution of non-REIT earnings and profits made immediately following the spin-off. As with Distribution Taxes, the Company will be responsible for this dividend if Walter Energy is unable or unwilling to pay.

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

19. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations shown in the consolidated statements of comprehensive income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Basic earnings per share
Net income	$72,689	$6,411	$243,670	$11,974
Less: net income allocated to unvested participating securities	(1,194)	(148)	(4,023)	(292)

Net income available to common stockholders (numerator)	71,495	6,263	239,647	11,682

Weighted-average common shares outstanding (denominator)	36,973	28,990	36,926	28,902

Basic earnings per share	$1.93	$0.22	$6.49	$0.40

Diluted earnings per share
Net income	$72,689	$6,411	$243,670	$11,974
Less: net income allocated to unvested participating securities	(1,172)	(146)	(3,949)	(290)

Net income available to common stockholders (numerator)	71,517	6,265	239,721	11,684

Weighted-average common shares outstanding	36,973	28,990	36,926	28,902
Add: effect of dilutive stock options and convertible notes	702	407	708	256

Diluted weighted-average common shares outstanding (denominator)	37,675	29,397	37,634	29,158

Diluted earnings per share	$1.90	$0.21	$6.37	$0.40

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

The calculation of diluted earnings per share does not include 5.9 million shares for the three and nine months ended September 30 2013 and 0.8 million shares for the nine months ended September 30, 2012 because their effect would have been antidilutive. There were no antidilutive shares for the three months ended September 30, 2012. The convertible senior subordinated notes, or convertible notes, are antidilutive when calculating earnings per share when the Company’s average stock price is less than $58.80. Upon conversion of the convertible notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.

20. Supplemental Disclosures of Cash Flow Information

The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Nine Months
	Ended September 30,
	2013	2012
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon transfers of loans	$118,145	$—
Real estate owned acquired through foreclosure	87,128	50,500
Residential loans originated to finance the sale of real estate owned	48,573	44,190
Payable for acquisition of BOA assets	7,993	—

21. Segment Reporting

Management has organized the Company into six reportable segments based primarily on its services as follows:

•	Servicing — consists of operations that perform servicing for third-party investors in residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts. Beginning in the first quarter of 2013, the Servicing segment services forward loans that have been originated or purchased by the Originations segment and sold to third parties with servicing rights retained.

•	Reverse Mortgage — consists of operations that purchase and originate reverse mortgage loans that are securitized but remain on the consolidated balance sheet as collateral for secured borrowings. This segment also performs servicing for third party investors in reverse mortgage loans and provides other ancillary services for the reverse mortgage market.

•	Originations — consists of operations that originate and purchase forward loans that are sold to third parties with servicing rights generally retained. The Originations segment was previously included in the Other segment, but became a reportable operating segment because of growth in the business resulting from the acquisition of the ResCap net assets. Activity prior to the acquisition of the ResCap net assets primarily consisted of brokerage operations whereby the Originations segment received origination commissions.

•	Asset Receivables Management — performs collections of post charge-off deficiency balances on behalf of third-party securitization trusts and other asset owners.

•	Insurance — provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products to third parties as well as to the Loans and Residuals segment, through the Company’s insurance agency for a commission.

•	Loans and Residuals — consists of the assets and mortgage-backed debt of the Residual Trusts and the unencumbered held for investment forward residential loan portfolio and real estate owned.

The Company has revised its presentation of financial results by reportable segment for the three and nine months ended September 30, 2012 to reflect the results of its Originations segment, which was previously included in Other. Also, as discussed in Note 1, during the three months ended June 30, 2013 the Company changed the accounting for recently purchased servicing rights. As a result, servicing rights and related changes in fair value have been reallocated to the Servicing segment from the Insurance and Originations segments. This change increased income before taxes for the three months ended March 31, 2013 recognized by the Insurance and Originations segments by $0.2 million and $13.9 million, respectively, and decreased income before taxes by $14.1 million for the Servicing segment.

The Company also revised its method of allocating assets to business segments during the fourth quarter of 2012. As a result, the Company has recast segment assets of the prior periods to reflect the new allocation method on a consistent basis for all periods presented. The revised asset allocation primarily includes intersegment receivables and current and deferred tax assets in the calculation of total segment assets whereas they previously were not included. As of September 30, 2012, the change in method increased assets allocated to the Servicing, Originations, Insurance, and Other segments by $68.5 million, $2.9 million, $29.1 million, and $234.1 million, respectively, and decreased assets allocated to the Asset Receivables Management segment and eliminations by $1.5 million, and $333.1 million, respectively.

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

Presented in the tables below are the Company’s financial results by reportable segment reconciled to the consolidated income before income taxes and total assets by reportable segment reconciled to consolidated total assets (in thousands):

	For the Three Months Ended September 30, 2013
	Servicing	Reverse Mortgage	Originations	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees (1)	$206,602	$7,023	$—	$9,836	$—	$—	$—	$(4,730)	$218,731
Net gains on sales of loans	—	—	153,710	—	—	—	—	—	153,710
Interest income on loans	—	—	—	—	—	35,702	—	—	35,702
Net fair value gains on reverse loans and related HMBS obligations	—	30,476	—	—	—	—	—	—	30,476
Insurance revenue	—	—	—	—	28,896	—	—	—	28,896
Other revenues	1,848	4,214	13,669	41	4	3	1,873	—	21,652

Total revenues	208,450	41,713	167,379	9,877	28,900	35,705	1,873	(4,730)	489,167
EXPENSES
Interest expense	8,629	1,306	10,359	—	—	21,376	33,347	—	75,017
Depreciation and amortization	9,402	2,856	2,783	1,497	1,210	—	9	—	17,757
Provision for loan losses	—	—	—	—	—	545	—	—	545
Other expenses, net	121,269	35,326	102,474	5,289	8,483	6,520	6,906	(4,730)	281,537

Total expenses	139,300	39,488	115,616	6,786	9,693	28,441	40,262	(4,730)	374,856
OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(197)	—	—	—	—	102	6,602	—	6,507

Income (loss) before income taxes	$68,953	$2,225	$51,763	$3,091	$19,207	$7,366	$(31,787)	$—	$120,818

	At September 30, 2013
Total assets	$3,865,509	$8,606,070	$1,935,562	$52,655	$230,240	$1,521,792	$1,553,113	$(957,642)	$16,807,299

(1)	The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $4.6 million and $0.1 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

	For the Nine Months Ended September 30, 2013
	Servicing	Reverse Mortgage	Originations	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees (1)	$576,161	$20,395	$—	$31,028	$—	$—	$—	$(14,538)	$613,046
Net gains on sales of loans	—	4,633	463,471	—	—	—	—	—	468,104
Interest income on loans	—	—	—	—	—	109,396	—	—	109,396
Net fair value gains on reverse loans and related HMBS obligations	—	93,995	—	—	—	—	—	—	93,995
Insurance revenue	—	—	—	—	64,480	—	—	—	64,480
Other revenues	2,767	9,525	31,193	174	17	7	6,995	(39)	50,639

Total revenues	578,928	128,548	494,664	31,202	64,497	109,403	6,995	(14,577)	1,399,660
EXPENSES
Interest expense	16,205	7,001	19,665	—	—	65,472	89,106	—	197,449
Depreciation and amortization	27,704	8,270	7,149	4,867	3,692	—	22	—	51,704
Provision for loan losses	—	—	—	—	—	2,366	—	—	2,366
Other expenses, net	330,231	108,780	235,949	17,041	24,925	15,342	31,439	(14,577)	749,130

Total expenses	374,140	124,051	262,763	21,908	28,617	83,180	120,567	(14,577)	1,000,649
OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(621)	—	—	—	—	506	7,017	—	6,902

Income (loss) before income taxes	$204,167	$4,497	$231,901	$9,294	$35,880	$26,729	$(106,555)	$—	$405,913

(1)	The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $14.2 million and $0.3 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

	For the Three Months Ended September 30, 2012
	Servicing	Originations	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees (1)	$84,795	$—	$9,755	$—	$—	$—	$(5,206)	$89,344
Interest income on loans	—	—	—	—	37,964	—	—	37,964
Insurance revenue	—	—	—	17,335	—	—	—	17,335
Other revenues	462	1,419	—	88	—	2,461	—	4,430

Total revenues	85,257	1,419	9,755	17,423	37,964	2,461	(5,206)	149,073
EXPENSES
Interest expense	1,085	—	—	—	23,081	19,820	—	43,986
Depreciation and amortization	8,677	30	2,004	1,369	—	7	—	12,087
Provision for loan losses	—	—	—	—	4,596	—	—	4,596
Other expenses, net	57,095	2,055	5,765	8,000	6,294	6,949	(5,206)	80,952

Total expenses	66,857	2,085	7,769	9,369	33,971	26,776	(5,206)	141,621
OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(251)	—	—	—	482	2,892	—	3,123

Income (loss) before income taxes	$18,149	$(666)	$1,986	$8,054	$4,475	$(21,423)	$—	$10,575

	At September 30, 2012
Total assets	$1,409,809	$2,920	$57,135	$177,362	$1,629,687	$1,062,132	$(333,122)	$4,005,923

(1)	The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $5.1 million and $0.1 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

	For the Nine Months Ended September 30, 2012
	Servicing	Originations	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees (1)	$256,064	$—	$27,584	$—	$—	$—	$(15,901)	$267,747
Interest income on loans	—	—	—	—	117,697	—	—	117,697
Insurance revenue	—	—	—	54,100	—	—	—	54,100
Other revenues	2,281	3,517	—	577	—	6,884	—	13,259

Total revenues	258,345	3,517	27,584	54,677	117,697	6,884	(15,901)	452,803
EXPENSES
Interest expense	3,808	—	—	—	70,484	60,055	—	134,347
Depreciation and amortization	25,916	55	5,901	4,026	—	22	—	35,920
Provision for loan losses	—	—	—	—	8,122	—	—	8,122
Other expenses, net	194,341	4,150	16,473	26,123	21,082	17,210	(15,901)	263,478

Total expenses	224,065	4,205	22,374	30,149	99,688	77,287	(15,901)	441,867
OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(783)	—	—	—	305	9,152	—	8,674

Income (loss) before income taxes	$33,497	$(688)	$5,210	$24,528	$18,314	$(61,251)	$—	$19,610

(1)	The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $15.5 million and $0.4 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

22. Commitments and Contingencies

Mandatory Repurchase Obligation

The Company has a mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. The total loans outstanding and subject to being repurchased were $79.1 million at September 30, 2013. The Company has estimated the fair value of this contingent liability at September 30, 2013 as $8.3 million, which is included in payables and accrued liabilities in the consolidated balance sheet. The Company estimates that the undiscounted losses to be incurred from the mandatory repurchase obligation over the remaining lives of the loans are $10.4 million at September 30, 2013.

Professional Fees Liability Related to Certain Securitizations

The Company has a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitization trusts, which are based in part on the outstanding principal balance of the debt issued by these trusts. At September 30, 2013, the Company estimated the fair value of this contingent liability at $7.0 million, which is included in payables and accrued liabilities in the consolidated balance sheet. The Company estimates that the gross amount of payments it expects to pay over the remaining lives of the securitizations is $9.3 million at September 30, 2013.

Letter of Credit Reimbursement Obligation

The Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn for an aggregate of eleven securitization trusts on the LOCs issued to these trusts by a third party. Seven of these securitization trusts were consolidated on the Company’s consolidated balance sheets due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were issued by a third party as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $279.2 million at September 30, 2013. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.

Mandatory Clean-Up Call Obligation

The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $419.0 million.

Unfunded Commitments

The Company has floating rate reverse mortgage loans in which the borrowers have additional borrowing capacity of $474.1 million, and similar commitments on fixed rate reverse mortgage loans of $27.0 million at September 30, 2013. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance available on a scheduled or unscheduled payment basis. The Company also has short-term commitments to lend $3.1 billion and commitments to purchase mortgage-backed securities totaling $1.6 billion at September 30, 2013. Additionally, the Company has commitments to sell $5.2 billion in securities at September 30, 2013.

Transactions with Walter Energy

Following the spin-off in 2009 from Walter Energy, the Company and Walter Energy have operated independently, and neither has any ownership interest in the other. In order to allocate responsibility for overlapping or related aspects of their businesses, the Company and Walter Energy entered into certain agreements pursuant to which the Company and Walter Energy assume responsibility for various aspects of their businesses and agree to indemnify one another against certain liabilities that may arise from their respective businesses, including liabilities related to certain tax and litigation exposure.

Representations and Warranties

The Company sells and securitizes conventional conforming and federally insured forward loans predominantly to GSEs, such as Fannie Mae. The Company may also sell residential loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale or securitization, if it is determined that the loans sold are in breach of these representations or warranties, the Company generally has an obligation to either: (a) repurchase the loan for the unpaid principal balance, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan.

The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties.

The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the residential loan. The Company’s estimate of the liability associated with risk and warranties exposure was $5.6 million at September 30, 2013 and is recorded in payables and accrued liabilities in the consolidated balance sheet.

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

Mortgage Servicing

The Company services loans originated and securitized by the Company or one of its subsidiaries and also services loans on behalf of securitization trusts or other investors. The Company’s servicing obligations are set forth in industry regulations established by HUD/FHA and in servicing and sub-servicing agreements with the applicable counterparties, such as Fannie Mae and other investors. Both the regulations and the servicing agreements provide that the servicer may be liable for failure to perform its servicing obligations and further provide remedies for certain servicer breaches.

Subsequent to the completion of the acquisition of RMS, the Company discovered a failure by RMS to record certain liabilities to HUD, FHA and/or investors related to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the investor whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company has established a curtailment obligation liability of $52.9 million at September 30, 2013 related to the foregoing which reflects management’s best estimate of the probable lifetime claim. The curtailment liability is recorded in payables and accrued liabilities in the consolidated balance sheet. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. The Company also recorded a provision related to the curtailment liability of $1.0 million and $7.0 million during the three and nine months ended September 30, 2013, respectively, which is included in general and administrative expense in the consolidated statements of comprehensive income. The Company has potential financial statement exposure for an additional $142.2 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or investors). The Company’s potential exposure to this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. Moreover, the Company is and will continue to pursue mitigation efforts to reduce both the direct exposure and the reasonably possible third party related exposure.

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

On July 24, 2013, a putative shareholder class action complaint was filed in the United States District Court for the Middle District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Cummings, et al. v. Walter Investment Management Corp., et al., 8:13-cv-01916-JDW-TBM. The complaint asserted federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims were asserted against the individual defendants under Section 20(a) of the Exchange Act. The complaint alleged that between May 9, 2012 and June 6, 2013 the Company and the individual defendants made material misstatements or omissions about the integrity of the Company’s financial reporting, including the reporting of expenses associated with certain financing transactions, and the liabilities associated with the Company’s acquisition of RMS. The complaint sought unspecified damages on behalf of the individuals or entities which purchased or otherwise acquired the Company’s securities from May 9, 2012 through June 6, 2013. On October 2, 2013, the plaintiff in the action filed a Notice of Voluntary Dismissal Without Prejudice. On October 3, 2013, the Court dismissed the action without prejudice and directed the clerk to close the case.

On October 2, 2013, the Company received a subpoena from the HUD Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECM loans serviced or sub-serviced by RMS and (ii) RMS’ contractual arrangements with a third party vendor for the management and disposition of real estate owned properties. The Company is responding to the subpoena and at this stage does not have sufficient information to make an assessment of the outcome or impact of HUD’s investigation.

In response to a Civil Investigative Demand, or CID, from the Federal Trade Commission, or FTC, issued in November 2010 and a CID from the Consumer Financial Protection Bureau, or CFPB, in September 2012. Green Tree has produced documents and other information concerning a wide range of its operations. On October 7, 2013, the CFPB notified Green Tree, that the CFPB’s staff is considering recommending that the CFPB take action against Green Tree for alleged violations of various federal consumer financial laws. Because the Company has not been provided with any specific information as to the nature of any alleged violations, the Company does not have sufficient information to make an assessment of the existence, nature, outcome or impact of any such violations.

The Company is a party to a number of other lawsuits arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company’s financial condition, results of operations or cash flows.

23. Subsequent Events

The following represent events subsequent to the Company’s filing of its Annual Report on Form 10-K on March 18, 2013 that have not already been disclosed in the Notes to Consolidated Financial Statements.

In April 2013, the Company announced an agreement to acquire an MSR pool of reverse loans from Wells Fargo Home Mortgage. The acquisition agreement was recently terminated due to delays in obtaining certain approvals within the timeframes provided in the sale agreement.

In May 2013, the Company amended its Receivables Loan Agreement, which provides borrowings used to fund a portion of certain principal and interest, taxes and insurance and other corporate advances reimbursable from securitization trusts serviced by the Company. The borrowings are collateralized by the underlying advances. The amendment modified the definition of certain financial covenant requirements. All other terms of the agreement remained unchanged.

On July 29, 2013, the Company entered into a strategic relationship with UFG Holdings, LLC, or UFG, a company controlled by an investor group led by Brian Libman, the Company’s Chief Strategy Officer, which has agreed to acquire 100% of the membership interests of Urban Financial Group, LLC, or Urban, from KCG Holdings, Inc. Pursuant to the terms of its agreement with UFG, and subject to the closing of the purchase of Urban, the Company will invest approximately $15.0 million in UFG in the form of an unsecured loan and will receive warrants entitling the Company to purchase up to 19% of the membership interests of UFG. In addition, RMS will enter into a forward flow agreement to purchase mortgage servicing rights originated by Urban. Effective with the closing of the transaction, which is expected during the fourth quarter of 2013, Mr. Libman will resign his position with the Company.

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

On October 30, 2013, the Company entered into a series of definitive agreements to purchase certain private and GSE-backed MSRs and related servicer advances, sub-servicing rights for forward loans and the default servicing platform from Everbank Financial Corp. The transfer of servicing is subject to investor consent. The bulk of the servicing transfers and the platform acquisition are expected to take place during the first quarter of 2014.

In October 2013, the Company executed a letter of intent to purchase certain GSE-backed MSRs and related servicer advances from a third party associated with loans totaling $7.1 billion in unpaid principal balance.

In November 2013, the Company executed a letter of intent with York Capital Management to invest in a real estate investment trust, or REIT, that will be externally managed by a wholly-owned indirect subsidiary of the Company. In connection with the letter of intent, York and the Company are expected to invest up to $200 million and $20 million, respectively, in the REIT. The contribution and initial investment in the REIT are expected to occur by year end 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that Annual Report on Form 10-K. Historical results and trends discussed herein and therein should not be taken as indicative of future operations, particularly in light of our recent acquisitions. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including matters discussed under this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1, “Legal Proceedings,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations, results of operations and other matters that are based on our current beliefs, intentions, expectations, estimates, assumptions and projections. These statements are not guarantees or indicative of future performance. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Statements that are not historical fact are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors,” and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 and in our other filings with the SEC.

In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements:

•	local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends in particular;

•	continued uncertainty in the U.S. home sales market, including both the volume and pricing of sales, due to adverse economic conditions or otherwise;

•	fluctuations in interest rates and levels of mortgage originations and prepayments;

•	risks related to our acquisitions, including our ability to successfully integrate large volumes of assets and servicing rights, as well as businesses and platforms that we have acquired or may acquire in the future into our business;

•	risks related to the financing incurred in connection with past or future acquisitions, including our ability to achieve cash flows sufficient to carry our debt and otherwise comply with the covenants of our debt;

•	delay or failure to realize the anticipated benefits we expect to realize from past or future acquisitions;

•	our ability to successfully operate the loan originations platforms that we recently acquired, which are significantly larger than our prior originations business;

•	the occurrence of anticipated growth of the specialty servicing sector and the reverse mortgage sector;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	our ability to raise capital to make suitable investments to offset run-off in a number of the portfolios we service and to otherwise grow our business;

•	our ability to implement strategic initiatives, particularly as they relate to our ability to develop new business, including the development of our originations business, the implementation of delinquency flow programs and the receipt of new business, all of which are subject to customer demand and approval;

•	our ability to earn anticipated levels of performance and incentive fees on serviced business;

•	the availability of suitable investments for any capital that we are able to raise and risks associated with any such investments we may pursue;

•	changes in federal, state and local policies, laws and regulations affecting our business, including mortgage and reverse mortgage originations and/or servicing, and changes to our licensing requirements;

•	changes caused by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, including regulations required by the Dodd-Frank Act that have not yet been promulgated or have yet to be finalized;

•	increased scrutiny and potential enforcement actions by the Consumer Financial Protection Bureau, or the CFPB;

•	uncertainties related to regulatory pressures on large banks related to their mortgage servicing, as well as regulatory pressure on the rest of the mortgage servicing sector, including increased performance and compliance standards and reporting obligations and increases to the cost of doing business as a result thereof;

•	changes in regard to the rights and obligations of property owners, mortgagors and tenants;

•	our ability to remain qualified as a government-sponsored entity, or GSE, approved servicer or component servicer, including the ability to continue to comply with the GSEs’ respective servicing guides;

•	changes to the Home Affordable Modification Program, or HAMP, the Home Affordable Refinance Program, or HARP, or other similar government programs;

•	loss of our loan servicing, loan origination and collection agency licenses;

•	uncertainty relating to the status of GSEs;

•	uncertainty related to inquiries from government agencies into past servicing, foreclosure, loss mitigation, and lender-placed insurance practices;

•	uncertainties related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs, delays or moratoria in the future or claims pertaining to past practices;

•	unexpected losses resulting from pending, threatened or unforeseen litigation or other third-party claims against the Company;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to programs of government sponsored entities or various regulatory authorities;

•	changes to our insurance agency business, including increased scrutiny by federal and state regulators and GSEs on lender-placed insurance practices, including changes to compensation and commissions payable in connection with force-placed insurance which may result from a recent announcement from the Federal Housing Finance Agency, or FHFA;

•	the effect of our risk management strategies, including the management and protection of the personal and private information of our customers and mortgage holders and the protection of our information systems from third-party interference (cyber security);

•	changes in accounting rules and standards, which are highly complex and continuing to evolve in the forward and reverse servicing and originations sectors;

•	uncertainties relating to interest curtailment obligations and any related financial and litigation exposure;

•	a review of our periodic reports by the staff of the SEC could result in an amendment to our financial information or other disclosures;

•	the satisfactory maintenance of our internal controls over financial reporting and the effectiveness of our disclosure controls and procedures;

•	our continued listing on the New York Stock Exchange, or NYSE;

•	the ability or willingness of Walter Energy, Inc., our prior parent, and other counterparties to satisfy material obligations under agreements with us; and

•	other presently unidentified factors.

All forward-looking statements set forth herein are qualified by these cautionary statements and are made only as of the date hereof. We undertake no obligation to update or revise the information contained herein, including any forward-looking statements whether as a result of new information, subsequent events or circumstances, or otherwise, unless otherwise required by law.

The Company

Walter Investment Management Corp. and its subsidiaries, which may also be referred to as Walter Investment, the Company, we, our and us, is a full-service, fee-based provider to the residential mortgage industry. Our primary business provides value-added specialty servicing to the forward residential loan market across several product types including agency, non-agency, first and second lien and manufactured housing loans. Our specialty servicing business focuses on credit-sensitive residential mortgages. In addition to the forward loan servicing business, we have a leading franchise in the reverse mortgage sector that provides a full suite of services including loan servicing, loan origination, asset management and related technology. We operate several other related businesses that include a mortgage portfolio of credit-challenged, non-conforming residential loans; an insurance agency serving residential loan customers; and with the acquisition of the Residential Capital LLC, or ResCap, originations business in 2013, a fully integrated loan origination platform that primarily focuses on retention and recapture activities through the consumer direct channel for our servicing portfolio, but also maintains sizable operations in the retail and correspondent lending channels. We operate throughout the U.S.

Market Opportunity and Strategy

Due to the dramatic shift in regulatory requirements, as well as the costs and scrutiny placed upon servicing residential mortgage assets, traditional servicers are exiting and/or moving the servicing requirements to specialty servicers to lessen risks and complexity. In addition, the Dodd-Frank Act increased the capital requirements for banks holding mortgage servicing assets, thus providing another reason for banks to shed these assets. While delinquencies, defaults, and foreclosures remain high by historical standards, they have come down the past 12-18 months from their peaks. However, the lessons learned from the economic downturn continue to emphasize to credit owners that specialized servicers can make a meaningful and lasting impact on credit performance by utilizing a borrower-centric, high-touch servicing protocol.

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

We are currently actively pursuing a number of opportunities to grow our business through multiple channels such as adding contracts to our portfolios through one time transfers and flow agreements, the acquisition of mortgage servicing rights, or MSRs, and servicing platforms, and acquisitions of businesses that are complementary to our historical platform (e.g., reverse mortgages). We are also pursuing opportunities to grow our loan originations business. We regularly explore such opportunities in the ordinary course of our business, both alone and with potential joint venture partners, and believe there are significant opportunities to acquire such assets. We refer to opportunities or potential opportunities in the market for products, platforms and businesses within our strategic profile that we have identified as targets as our “pipeline.” Our pipeline of potential transactions includes MSR acquisitions, subservicing contracts, assets and stock purchases, and joint venture arrangements, including those that involve assets and platforms that are originating new loans and MSRs as well as other complementary activities. In the event we are successful in any such activities, it is likely that we will assume certain liabilities in connection with the acquisitions that could reduce the purchase price based on our valuation of such liabilities (which valuation is subject to our judgment and could differ from actual experience).

Executive Summary

For the three months ended September 30, 2013 and 2012, we reported net income of $72.7 million and $6.4 million, or $1.90 per diluted share and $0.21 per diluted share, respectively, and for the nine months ended September 30, 2013 and 2012, we reported net income of $243.7 million and $12.0 million, or $6.37 per diluted share and $0.40 per diluted share, respectively. The increase in net income of $66.3 million and $231.7 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, was primarily due to the acquisitions of Reverse Mortgage Solutions LLC, or RMS, and Security One Lending, or S1L, during the fourth quarter of 2012 and the acquisition of the Residential Capital LLC, or ResCap, net assets and the Bank of America, N.A., or BOA assets, during the first quarter of 2013 described below.

In addition to our acquisitions, changes in mortgage interest rates have had a direct impact on our business during the year. In the latter half of the second quarter of 2013, the Federal Reserve Board, or FRB, indicated their intention to reduce their bond buying activities associated with quantitative easing 3, or QE3, if the economy continued to show improvement. The uncertainty around the FRB’s intent created volatility in the capital markets and resulted in a market sell-off which drove the 10-year treasury yield from 1.7% on May 2, 2013 to 2.6% on June 25, 2013. These events had a direct impact on mortgage interest rates which increased sharply from 3.5% at the beginning of the second quarter 2013 to 4.5% at the end of the second quarter. Mortgage interest rates increased to a high of 4.6% in early September, however, decreased 25 basis points to 4.3% as of September 30, 2013. Increases in mortgage rates impacted origination volume as the number of borrowers eligible to refinance into lower rates was reduced. However, the expectation of slower prepayments due to refinancing has had a positive impact on the fair value and amortization of our mortgage servicing rights.

We recognized core earnings before income taxes of $143.6 million and $35.6 million for the three months ended September 30, 2013 and 2012, respectively, and $528.7 million and $97.8 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in core earnings before income taxes of $108.0 million and $430.9 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, was primarily attributable to growth of our servicing and originations businesses resulting from the acquisition of the ResCap net assets and our new reverse mortgage business resulting from the acquisition of RMS, which gave rise to increased revenues partially offset by higher salaries and benefit expenses, and general and administrative expenses. Salaries and benefits and general and administrative expenses increased as a result of an increase in employees in conjunction with the acquisitions of RMS, S1L and the ResCap net assets as well as the growth in our servicing business primarily attributable to these acquisitions and the acquisition of the BOA assets. For a description of core earnings before income taxes, as used by management to evaluate our business and its performance, and a reconciliation of our consolidated income before income taxes under accounting principles generally accepted in the U.S., or GAAP, to our core earnings before income taxes, refer to the Business Segment Results section.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, as defined by management, was $160.8 million and $60.3 million for the three months ended September 30, 2013 and 2012, respectively, and $562.9 million and $177.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in Adjusted EBITDA of $100.5 million and $385.3 million during the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, was primarily attributable to growth of our servicing and originations businesses and our new reverse mortgage business as discussed above. For a description of Adjusted EBITDA, as used by management to evaluate our business and its performance, and a reconciliation of our consolidated income before income taxes under GAAP to our Adjusted EBITDA, refer to the Business Segment Results section.

We used $2.0 billion in cash flows from operating activities during the nine months ended September 30, 2013 and finished the quarter with $405.4 million in cash and cash equivalents. Our operating cash flows decreased primarily as a result of the ramp up in our originations business, which resulted in $11.4 billion used in purchases and originations of residential loans held for sale, partially offset by $10.3 billion in proceeds from sales of and payments on residential loans held for sale. We also had $124.7 million in funds available under our secured revolving credit facility, or Revolver, at September 30, 2013.

We manage our Company in six reportable segments: Servicing; Reverse Mortgage; Originations; Assets Receivables Management, or ARM; Insurance; and Loans and Residuals. Refer to the Business Segment Results section for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments and related key financial highlights are provided below.

Servicing — Our Servicing business segment consists of operations that perform servicing for third-party investors in forward residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts that are reported in the Other segment. The Non-Residual Trusts are consolidated variable interest entities, or VIEs.

For the three and nine months ended September 30, 2013, our Servicing segment recognized $69.0 million and $204.2 million in income before taxes, respectively, accounting for a growth of $50.8 million and $170.7 million as compared to the same periods in the prior year, respectively, due primarily to the acquisition of the ResCap net assets and the BOA assets described below as well as positive fair value adjustments recognized during the current year periods relating to servicing rights carried at fair value. The annualized average servicing fee for the nine months ended September 30, 2013 for the Servicing segment decreased by 3 basis points from the same period of the prior year due mainly to the composition of the servicing portfolio which at September 30, 2013 had a higher amount of first lien mortgages which typically provide for a lower return as compared to the overall servicing portfolio. The total third party servicing portfolio serviced by our Servicing segment grew by 96.0% or 0.9 million accounts since December 31, 2012 to 1.8 million accounts at September 30, 2013. The portfolio disappearance rate, consisting of contractual payments, voluntary prepayments and defaults, was 16.24% for the nine months ended September 30, 2013.

Reverse Mortgage — Our Reverse Mortgage business segment, which was formed in the fourth quarter of 2012 as a result of the acquisition of RMS, consists of operations that purchase and originate reverse mortgage loans, or Home Equity Conversion Mortgages, or HECMs, that are securitized, but remain on the consolidated balance sheet as collateral for secured borrowings, or Home Equity Conversion Mortgage-Backed Securities, or HMBS, related obligations. This segment also performs servicing for third party investors in reverse mortgage loans, or reverse loans, and provides other ancillary services for the reverse mortgage market. During the three and nine months ended September 30, 2013, the Reverse Mortgage business segment recognized $2.2 million and $4.5 million in income before taxes, respectively, which includes $30.5 million and $94.0 million in net fair value gains on reverse loans and related HMBS obligations, respectively. The total servicing portfolio serviced by our Reverse Mortgage segment grew by 18.4% or 14,000 accounts since December 31, 2012 to 92,000 accounts at September 30, 2013.

Originations — Our Originations business segment consists of operations that purchase and originate forward mortgage loans, or forward loans, that are sold to third parties with servicing rights generally retained. The Originations segment was previously included in the Other segment, but became a reportable operating segment because of growth in the business resulting from the acquisition of the ResCap net assets. Activity prior to the acquisition of the ResCap net assets, as described below, primarily consisted of brokerage operations whereby the Originations segment received origination commissions. For the three and nine months ended September 30, 2013, the Originations segment recognized $51.8 million and $231.9 million in income before taxes, respectively. During these same time periods, the Originations segment funded $6.1 billion and $11.2 billion in originations and purchases of loans and recognized $153.7 million and $463.5 million in net gains on sales of loans, respectively. Locked applications were $3.1 billion at September 30, 2013.

ARM — Our ARM business segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners. Income before taxes associated with our ARM business was $3.1 million and $9.3 million during the three and nine months ended September 30, 2013, respectively.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loan customers, as well as other ancillary products, through our insurance agency for a commission. Income before taxes associated with our Insurance business was $19.2 million and $35.9 million during the three and nine months ended September 30, 2013, respectively.

Loans and Residuals — Our Loans and Residuals business segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned, all of which are associated with forward loans. The Residual Trusts are consolidated VIEs. Income before taxes associated with our Loans and Residuals business segment was $7.4 million and $26.7 million during the three and nine months ended September 30, 2013, respectively.

Acquisitions

On January 31, 2013, we acquired the assets and assumed the liabilities relating to all of ResCap’s Federal National Mortgage Association, or Fannie Mae, MSRs and related servicer advances, and ResCap’s mortgage originations and capital markets platforms, or the ResCap net assets, for an adjusted purchase price of $487.2 million.

On January 31, 2013, we purchased Fannie Mae MSRs from Bank of America, N.A., or the BOA asset purchase, for total consideration of $495.7 million. At closing, the BOA Fannie Mae MSRs were associated with loans totaling $84.4 billion in unpaid principal balance. As part of the asset purchase agreement, Bank of America, N.A. is to provide subservicing on an interim basis while the loan servicing is transferred in tranches to our servicing systems. As each tranche is boarded, we are also obligated to purchase the related servicer advances associated with the boarded loans. From the date of the closing through September 30, 2013, we have purchased $682.6 million of servicer advances as part of the asset purchase agreement. We anticipate that all servicing transfers will be completed by December 2013 and Bank of America, N.A. will cease to be the sub-servicer.

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

On July 29, 2013, we entered into a strategic relationship with UFG Holdings, LLC, or UFG, a company controlled by an investor group led by Brian Libman, our Chief Strategy Officer, which has agreed to acquire 100% of the membership interests of Urban Financial Group, LLC, or Urban, from KCG Holdings, Inc. Pursuant to the terms of its agreement with UFG, and subject to the closing of the purchase of Urban, we will invest approximately $15.0 million in UFG in the form of an unsecured loan and will receive warrants entitling us to purchase up to 19% of the membership interests of UFG. In addition, RMS will enter into a forward flow agreement to purchase mortgage servicing rights originated by Urban as well as an agreement to subservice Urban’s existing mortgage servicing rights portfolio. Effective with the closing of the transaction, which is expected during the fourth quarter of 2013, Mr. Libman will resign his position with the Company.

Regulations

On October 7, 2013, American Security Insurance Company, or ASIC, the insurer that provides lender-placed hazard insurance coverage on Florida mortgage loans serviced by us, entered into a Consent Order with the Florida Office of Insurance Regulation. ASIC agreed in the Consent Order that it will not pay commissions to any mortgage loan servicer, or any person or entity affiliated with a servicer, on lender-placed insurance policies obtained by the servicer. This prohibition is expected to have a negative effect on the future cash flows of our Insurance segment beginning on its anticipated effective date of October 7, 2014. As a result of the prohibition on Florida commission payments, if other states or regulatory agencies were to issue similar actions the goodwill related to our Insurance segment would be at risk for potential impairment, which cannot be estimated at this time. The potential impairment may be as much as $4.4 million, which represents the carrying amount of goodwill recorded by the Insurance segment at September 30, 2013.

During 2013, HUD announced certain changes to the HECM reverse mortgage program that have impacted the reverse mortgage products available to borrowers and have created new regulatory requirements, with additional program changes that may become effective in January 2014. The full impact of these regulatory developments remains uncertain and any resulting adverse business trends could negatively impact the assumptions used in assessing the Reverse Mortgage segment goodwill for impairment.

Financing Transactions

On January 31, 2013, we entered into Amendment No. 1, Incremental Amendment and Joinder Agreement, or the First Incremental Amendment, to our Term Loan. The First Incremental Amendment, among other things, increased certain financial ratios that govern our ability to incur additional indebtedness and provided for a secured term loan, or the First Incremental Loan, in an amount of $825.0 million, which was borrowed in its entirety on January 31, 2013.

On June 6, 2013, we entered into Amendment No. 3, Incremental Amendment and Joinder Agreement, or the Second Incremental Amendment, to our Term Loan. The Second Incremental Amendment, among other things, provides for a secured term loan, or the Second Incremental Loan, in the amount of $200.0 million, which was borrowed in its entirety on June 6, 2013.

On July 23, 2013, we entered into Amendment No. 4, Incremental Amendment and Joinder Agreement, or the Third Incremental Amendment, to our Term Loan. The Third Incremental Amendment, among other things, provides for a secured term loan, or the Third Incremental Loan, in the amount of $50.0 million, which was borrowed in its entirety on July 23, 2013. The First Incremental Loan, the Second Incremental Loan and the Third Incremental Loan rank pari passu in right of payment and are secured on a ratable basis with the existing Term Loan and all material terms of the First Incremental Loan, the Second Incremental Loan and the Third Incremental Loan are identical to the terms of the other term loans outstanding under the existing Term Loan.

During the nine months ended September 30, 2013, we also entered into other various amendments to our Term Loan and entered into five master repurchase agreements with an aggregate capacity amount of $2.1 billion. The amendments to our Term Loan, amongst other things, clarify certain financial definitions and modify certain terms within the existing Term Loan. The master repurchase agreements will be used primarily to fund the origination of residential mortgage loans for the recently acquired ResCap originations business.

Results of Operations — Comparison of Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

We recognized net income of $72.7 million and $243.7 million for the three and nine months ended September 30, 2013, respectively, as compared net income of $6.4 million and $12.0 million for the same periods of the prior year, respectively. A summary of our consolidated results of operations is provided below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Revenues
Net servicing revenue and fees	$218,731	$89,344	$129,387	$613,046	$267,747	$345,299
Net gains on sales of loans	153,710	—	153,710	468,104	—	468,104
Interest income on loans	35,702	37,964	(2,262)	109,396	117,697	(8,301)
Net fair value gains on reverse loans and related HMBS obligations	30,476	—	30,476	93,995	—	93,995
Insurance revenue	28,896	17,335	11,561	64,480	54,100	10,380
Other revenues	21,652	4,430	17,222	50,639	13,259	37,380

Total revenues	489,167	149,073	340,094	1,399,660	452,803	946,857
Expenses
Salaries and benefits	150,253	52,554	97,699	402,268	165,498	236,770
General and administrative	128,443	27,668	100,775	341,595	90,584	251,011
Interest expense	75,017	43,986	31,031	197,449	134,347	63,102
Depreciation and amortization	17,757	12,087	5,670	51,704	35,920	15,784
Provision for loan losses	545	4,596	(4,051)	2,366	8,122	(5,756)
Other expenses, net	2,841	730	2,111	5,267	7,396	(2,129)

Total expenses	374,856	141,621	233,235	1,000,649	441,867	558,782
Other gains
Other net fair value gains	6,507	3,123	3,384	6,902	8,674	(1,772)

Income before income taxes	120,818	10,575	110,243	405,913	19,610	386,303
Income tax expense	48,129	4,164	43,965	162,243	7,636	154,607

Net income	$72,689	$6,411	$66,278	$243,670	$11,974	$231,696

Net Servicing Revenue and Fees

We recognize servicing revenue and fees on servicing performed for third parties. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us, and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans held by consolidated VIEs, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation. Servicing revenue and fees, which includes the revenues and fees discussed above, are adjusted for the amortization of servicing rights carried at amortized cost and the changes in fair value of servicing rights carried at fair value.

Net servicing revenue and fees increased $129.4 million and $345.3 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, due to growth in the average servicing portfolio of 98% or 905,000 accounts for the three months ended September 30, 2013 and 77% or 736,000 accounts for the nine months ended September 30, 2013, resulting primarily from the ResCap net assets acquisition, BOA asset purchase, and the transfer of loans with servicing rights retained partially offset by the run-off of servicing portfolios acquired in prior periods. The decline in amortization of servicing rights carried at amortized cost of $0.9 million and $4.5 million for the three and nine months ended September 30, 2013, respectively, resulted primarily from the run-off of the related servicing portfolio. The net fair value gains on servicing rights carried at fair value relate to the newly established risk-managed class of servicing rights that includes servicing rights acquired with the ResCap net assets and the BOA asset purchase and servicing rights capitalized upon transfers of loans.

A summary of net servicing revenue and fees is provided below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Servicing fees	$140,267	$66,034	$74,233	$403,612	$205,637	$197,975
Incentive and performance fees	38,424	25,251	13,173	106,031	71,972	34,059
Ancillary and other fees	25,522	9,742	15,780	67,416	27,947	39,469

Servicing revenue and fees	204,213	101,027	103,186	577,059	305,556	271,503
Amortization of servicing rights	(10,779)	(11,683)	904	(33,312)	(37,809)	4,497
Change in fair value of servicing rights	25,297	—	25,297	69,299	—	69,299

Net servicing revenue and fees	$218,731	$89,344	$129,387	$613,046	$267,747	$345,299

We received certain incentive fees for exceeding pre-defined performance hurdles in servicing various loan portfolios of $6.4 million and $22.7 million during the three and nine months ended September 30, 2013, respectively, as compared to $6.7 million and $23.3 million during the same periods of the prior year, respectively. These fees may not recur on a regular basis, as they are earned based on the performance of underlying loan pools as compared to comparable pools serviced by others, as well as the achievement of certain performance hurdles over time, which may not be achieved on a regular schedule.

Third-Party Servicing Portfolio

Forward Mortgage Servicing

Provided below are summaries of the activity in our third-party servicing portfolio for our forward mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Nine Months Ended September 30, 2013
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with forward mortgages serviced for third parties
Balance at January 1, 2013	902,405	$20,437,051	$13,309,915	$40,912,250	$74,659,216
Acquisition of ResCap net assets	381,540	42,287,026	—	—	42,287,026
Acquisition of BOA assets	607,434	84,438,119	—	—	84,438,119
New business added (1)	80,789	11,454,408	—	3,085,390	14,539,798
Payoffs, sales and curtailments, net (1)	(203,154)	(21,985,156)	(2,085,058)	(1,323,942)	(25,394,156)

Balance at September 30, 2013	1,769,014	$136,631,448	$11,224,857	$42,673,698	$190,530,003

		September 30, 2013
Ending number of accounts associated with forward mortgages serviced for third parties		1,273,455	238,440	257,119	1,769,014

(1)	For the three months ended September 30, 2013, we added 19,000 accounts to our forward mortgage servicing portfolio which is represented by $4.3 billion in unpaid principal balance. Likewise, there were payoffs, sales and curtailments, net of $6.4 billion for 57,000 accounts within our forward mortgage servicing portfolio for the three months ended September 30, 2013.

	For the Nine Months Ended September 30, 2012
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with forward mortgages serviced for third parties
Balance at January 1, 2012	979,530	$18,717,559	$16,302,306	$48,264,295	$83,284,160
New business added (1)	34,964	795,085	—	3,088,411	3,883,496
Payoffs, sales and curtailments (1)	(103,603)	(2,202,192)	(2,242,833)	(6,766,731)	(11,211,756)

Balance at September 30, 2012	910,891	$17,310,452	$14,059,473	$44,585,975	$75,955,900

		September 30, 2012
Ending number of accounts associated with forward mortgages serviced for third parties		376,650	281,470	252,771	910,891

(1)	For the three months ended September 30, 2012, we added 6,000 accounts to our forward mortgage servicing portfolio which is represented by $1.0 billion in unpaid principal balance. Likewise, there were payoffs, sales and curtailments, net of $4.2 billion for 36,000 accounts within our forward mortgage servicing portfolio for the three months ended September 30, 2012.

Reverse Mortgage Servicing

Provided below is a summary of the activity in our third-party servicing portfolio for our reverse mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Nine Months Ended September 30, 2013
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with reverse mortgages serviced for third parties
Balance at January 1, 2013	42,855	$3,032,569	$3,023,614	$1,398,123	$7,454,306
New business added (1)	3,794	4,770	—	422,535	427,305
Other additions (2)	—	95,186	157,333	70,567	323,086
Payoffs, sales and curtailments (1)	(2,544)	(283,820)	(217,041)	(112,601)	(613,462)

Balance at September 30, 2013	44,105	$2,848,705	$2,963,906	$1,778,624	$7,591,235

		September 30, 2013
Ending number of accounts associated with reverse mortgages serviced for third parties		18,615	18,074	7,416	44,105

(1)	For the three months ended September 30, 2013, we added approximately 3,500 accounts to our reverse mortgage servicing portfolio which is represented by $373.3 million in unpaid principal balance. Likewise, there were payoffs, sales and curtailments, net of $205.8 million for 1,000 accounts within our reverse mortgage servicing portfolio for the three months ended September 30, 2013.
(2)	Other additions associated with servicing and sub-servicing rights capitalized includes additions to the principal balance serviced related to interest, servicing fee, mortgage insurance and advances owed by the borrower.

Net Gains on Sales of Loans

Net gains on sales of loans consists of gains and losses on sales of loans held for sale, fair value adjustments on loans held for sale and related derivatives, and a provision for the repurchase of loans. Net gains on sales of loans were $153.7 million and $468.1 million for the three and nine months ended September 30, 2013, respectively, due primarily to the acquisition of the ResCap net assets, which resulted in the growth of our originations business.

Interest Income on Loans

We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered forward residential loans, both of which are accounted for at amortized cost. For the three and nine months ended September 30, 2013, interest income decreased $2.3 million and $8.3 million as compared to the same periods of the prior year, respectively, due primarily to a decrease in the related average residential loan balance. The portfolio disappearance rate, consisting of contractual payments, voluntary prepayments and defaults, was 7.30% for the nine months ended September 30, 2013.

Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Residential loans at amortized cost
Interest income	$35,702	$37,964	$(2,262)	$109,396	$117,697	$(8,301)
Average balance	1,448,092	1,551,398	(103,306)	1,473,954	1,572,840	(98,886)
Average yield	9.86%	9.79%	0.07%	9.90%	9.98%	-0.08%

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations

During the three and nine months ended September 30, 2013, we recognized net fair value gains of $30.5 million and $94.0 million, respectively, on reverse loans and related HMBS obligations, which are accounted for at fair value. These net fair value gains resulted from the interest rate spread between the reverse loans and related HMBS obligations, interest income on reverse loans not securitized, gains on loans originated and additional participations issued, and changes in market pricing for reverse loans and HMBS. No gain or loss is recognized upon securitization of reverse loans.

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue increased $11.6 million and $10.4 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, due primarily to the increase in insurance policies issued during the current year, which resulted from the servicing of a larger portfolio of residential loans, partially offset by run-off of policies previously in force and lower commission rates that were effective on January 1, 2013.

Other Revenues

Other revenues consist primarily of management fee income, origination fee income and accretion of certain acquisition-related fair value adjustments. Other revenues increased $17.2 million and $37.4 million for the three and nine months ended September 30, 2013 as compared to the same periods of 2012, respectively, primarily due to origination fee income resulting from the growth in our originations business.

Salaries and Benefits

Salaries and benefits expense increased $97.7 million and $236.8 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, due to our recent acquisitions and hiring to support the growth of our business. Headcount increased by approximately 3,700 full time employees from over 2,700 at September 30, 2012 to over 6,400 at September 30, 2013.

General and Administrative

General and administrative expenses increased $100.8 million and $251.0 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, due primarily to additional operating and overhead costs associated with growth in the serviced portfolio and the acquisition and expansion of other businesses. General and administrative expenses include higher legal, due diligence and other costs associated with increased corporate and business development activities of $10.3 million and $36.7 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively.

Interest Expense

We incur interest expense on our corporate debt, including convertible notes, on the master repurchase agreements, on the mortgage-backed debt issued by the Residual Trusts, and on our servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense increased $31.0 million and $63.1 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, due primarily to an increase in the average balances on our corporate debt resulting from the refinancing of our first lien term loan with our $700.0 million Term Loan during the fourth quarter of 2012; our First Incremental Loan of $825.0 million, which was borrowed in its entirety during the first quarter of 2013; our Second Incremental Loan of $200.0 million, which was borrowed in its entirety during the second quarter of 2013; and our Third Incremental Loan of $50.0 million, which was borrowed in its entirety during the third quarter of 2013. The increase in average balances of our corporate debt, was partially offset by decreases in average rates during the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, as a result of the corporate debt activity discussed above as well as the termination of our second lien term loan. All of these financing transactions resulted in a lower cost of debt. In addition, interest expense increased as a result of increased average balances of the master repurchase agreements and servicing advance liabilities due to our growing servicing and originations businesses.

Provided below is a summary of the average balances of our corporate debt, the master repurchase agreements, the mortgage-backed debt of the Residual Trusts, and our servicing advance liabilities, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Corporate debt
Interest expense	$33,348	$19,839	$13,509	$89,133	$60,182	$28,951
Average balance	1,926,235	699,631	1,226,604	1,704,799	720,206	984,593
Average rate	6.93%	11.34%	-4.41%	6.97%	11.14%	-4.17%
Master repurchase agreements
Interest expense	$11,665	$—	$11,665	$26,640	$—	$26,640
Average balance	1,283,867	—	1,283,867	897,260	—	897,260
Average rate	3.63%	0.00%	3.63%	3.96%	0.00%	3.96%
Mortgage-backed debt of the Residual Trusts
Interest expense	$21,376	$23,081	$(1,705)	$65,472	$70,484	$(5,012)
Average balance	1,245,429	1,352,031	(106,602)	1,273,539	1,376,390	(102,851)
Average rate	6.87%	6.83%	0.04%	6.85%	6.83%	0.02%
Servicing advance liabilities
Interest expense	$8,628	$1,066	$7,562	$16,204	$3,681	$12,523
Average balance	798,304	107,834	690,470	483,969	106,913	377,056
Average rate	4.32%	3.95%	0.37%	4.46%	4.59%	-0.13%

Depreciation and Amortization

Depreciation and amortization expense presented in the consolidated statements of comprehensive income consists of amortization of intangible assets other than goodwill and servicing rights and depreciation and amortization recognized on premises and equipment, which includes amortization of capitalized software. Depreciation and amortization increased $5.7 million and $15.8 million during the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, primarily as a result of business combinations in the fourth quarter of 2012 and the first quarter of 2013.

A summary of depreciation and amortization expense is provided below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Depreciation and amortization of:
Intangible assets	$7,867	$6,075	$1,792	$23,650	$18,148	$5,502
Premises and equipment	9,890	6,012	3,878	28,054	17,772	10,282

Total depreciation and amortization	$17,757	$12,087	$5,670	$51,704	$35,920	$15,784

Provision for Loan Losses

We recognize a provision for loan losses on our residential loan portfolio accounted for at amortized cost. The provision for loan losses decreased by $4.1 million and $5.8 million during the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, primarily due to a decrease in severity rates, due to an increase in housing prices, coupled with lower estimated defaults resulting from continued run-off of the portfolio.

Other Expenses, Net

Other expenses, net consist primarily of real estate owned expenses, net, which includes lower of cost or fair value adjustments and holding costs, and claims expense. Other expenses, net increased $2.1 million and decreased $2.1 million for the three and nine months ended September 30, 2013, as compared to the same periods of the prior year, respectively. The increase for the three months ended September 30, 2013 was due to higher real estate owned expenses, net of $2.3 million due primarily to higher real estate owned expenses, including costs associated with the captive financing of real estate owned sales, as compared to the prior year. The decrease for the nine months ended September 30, 2013 was due primarily to lower real estate owned expenses, net of $1.6 million due to higher realized gains on real estate sales that have resulted from a trend of reduced loss severity during the current year as compared to the prior year.

Other Net Fair Value Gains

We recognized other net fair value gains on assets and liabilities accounted for at fair value of $6.5 million and $6.9 million, for the three and nine months ended September 30, 2013, respectively, which included net gains on the assets and liabilities of the Non-Residual Trusts of $6.7 million and $11.8 million, respectively. Other net fair value gains for the nine months ended September 30, 2013 also included a loss associated with the increase in the estimated liability for the S1L contingent earn-out payment of $4.8 million. The net gains on the assets and liabilities of the Non-Residual Trusts of $6.7 million and $11.8 million for the three and nine months ended September 30, 2013, respectively, were primarily due to higher London InterBank Offered Rates, or LIBOR, rates, higher than expected cash flows and a favorable spread on contractual interest income net of contractual interest expense.

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

Income Tax Expense

Income tax expense increased $44.0 million and $154.6 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, due primarily to the increase in income before income taxes. The effective tax rate increased from 39.4% for the three months ended September 30, 2012 to 39.8% for the three months ended September 30, 2013, and increased from 38.9% for the nine months ended September 30, 2012 to 40.0% for the nine months ended September 30, 2013. The increases for the three and nine months ended September 30, 2013 were primarily as a result of changes in corporate operations during 2013 driven by our recent business and asset acquisitions. We now also have a substantial presence in new state jurisdictions that have higher state tax rates.

Financial Condition — Comparison of Consolidated Financial Condition at September 30, 2013 to December 31, 2012

Business and asset acquisitions and related financing transactions during the current year and the continued growth of our reverse mortgage business had a significant impact on our consolidated balance sheet at September 30, 2013 compared to December 31, 2012. Our total assets and total liabilities increased by $5.8 billion and $5.6 billion, respectively, to $16.8 billion and $15.7 billion at September 30, 2013, respectively. Provided below is a summary of the consolidated balance sheets as of September 30, 2013 as compared to December 31, 2012 (in thousands) and a discussion of the most significant variances in our assets, liabilities and stockholders’ equity for the current period.

	September 30, 2013	December 31, 2012	Variance
Assets
Cash and cash equivalents	$405,355	$442,054	$(36,699)
Restricted cash and cash equivalents	922,522	653,338	269,184
Residential loans at amortized cost, net	1,417,020	1,490,321	(73,301)
Residential loans at fair value	10,172,160	6,710,211	3,461,949
Receivables, net	253,959	259,009	(5,050)
Servicer and protective advances, net	1,186,066	173,047	1,013,019
Servicing rights, net	1,189,078	242,712	946,366
Goodwill	659,055	580,378	78,677
Intangible assets, net	130,045	144,492	(14,447)
Premises and equipment, net	154,650	137,785	16,865
Other assets	317,389	144,830	172,559

Total assets	$16,807,299	$10,978,177	$5,829,122

Liabilities and stockholders’ equity
Payables and accrued liabilities	$549,702	$260,610	$289,092
Servicer payables	851,231	587,929	263,302
Servicing advance liabilities	834,160	100,164	733,996
Debt	3,269,710	1,146,249	2,123,461
Mortgage-backed debt	1,939,082	2,072,728	(133,646)
HMBS related obligations at fair value	8,132,753	5,874,552	2,258,201
Deferred tax liability	79,293	41,017	38,276

Total liabilities	15,655,931	10,083,249	5,572,682
Stockholders’ equity	1,151,368	894,928	256,440

Total liabilities and stockholders’ equity	$16,807,299	$10,978,177	$5,829,122

Residential loans at fair value increased $3.5 billion primarily as a result of $11.4 billion in purchases and originations of residential loans held for sale, partially offset by $10.3 billion in sales of and payments on residential loans held for sale during the nine months ended September 30, 2013. Residential loans at fair value also increased as a result of $2.4 billion in reverse loans originated and purchased during the nine months ended September 30, 2013. The reverse loans are offset by HMBS related obligations once securitized, as the obligations represent proceeds received from the transfer of HMBS accounted for as a secured borrowing.

Servicer and protective advances, net increased approximately $1.0 billion primarily as a result of the ResCap net assets acquisition and servicer advances purchased as part of the BOA asset purchase. These advances were financed with servicing advance liabilities which increased by $734.0 million.

Servicing rights, net increased $946.4 million primarily as a result of the acquisition of the ResCap net assets and the BOA asset purchase during the first quarter of 2013 and servicing rights capitalized upon transfers of loans during the current year.

Debt increased $2.1 billion as a result of the First Incremental Loan of $825.0 million, the Second Incremental Loan of $200.0 million, and the Third Incremental Loan of $50.0 million, which were borrowed in their entirety during the nine months ended September 30, 2013, and a net increase of $1.1 billion associated with borrowings under our master repurchase agreements.

HMBS related obligations at fair value increased by $2.3 billion as a result of $2.6 billion in proceeds from the transfer of HMBS partially offset by payments on these obligations of $270.4 million made during the nine months ended September 30, 2013.

Business Segment Results

We manage our Company in six reportable segments: Servicing, Reverse Mortgage, Originations, ARM, Insurance and Loans and Residuals. We measure the performance of our business segments through the following measures: income (loss) before income taxes, core earnings (loss) before income taxes, or core earnings, and Adjusted EBITDA. Management considers core earnings and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of our business segments and of the Company as a whole, as well as for allocating capital resources to our segments. Core earnings and Adjusted EBITDA are utilized to assess the underlying operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Core earnings and Adjusted EBITDA are not presentations made in accordance with GAAP and use of these terms may vary from other companies in our industry. Core earnings and Adjusted EBITDA should not be considered as alternatives to (1) net income (loss) or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Core earnings and Adjusted EBITDA have important limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, core earnings and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. They should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Core earnings is a metric that is used by management to exclude certain items in an attempt to provide a better earnings per share metric to evaluate our Company’s underlying key drivers and operating performance of the business, exclusive of certain adjustments and activities that investors may consider to be unrelated to the underlying economic performance of the business for a given period. Core earnings excludes certain depreciation and amortization costs related to the increased basis in assets acquired within business combination transactions, or step-up depreciation and amortization, transaction and integration costs, share-based compensation expense, certain other non-cash adjustments, and the net impact of the consolidated Non-Residual Trusts. Core earnings includes both cash and non-cash gains from forward mortgage origination activities. Non-cash gains are net of non-cash charges or reserves provided. Core earnings excludes the impact of the adoption of fair value accounting and includes cash gains for reverse mortgage origination activities. Core earnings may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a means of evaluating our core operating performance.

Adjusted EBITDA is a key performance metric used by management in evaluating the performance of our Company and its segments. Adjusted EBITDA represents income before income taxes, depreciation and amortization, interest expense on corporate debt, transaction and integration related costs, the net effect of the Non-Residual Trusts and certain other non-cash income and expense items. Adjusted EBITDA includes both cash and non-cash gains from forward mortgage origination activities. Adjusted EBITDA excludes the impact of the adoption of fair value accounting and includes cash gains for reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a means of evaluating our core operating performance. The definition of Adjusted EBITDA differs from the definition of Pro Forma Adjusted EBITDA in our Term Loan primarily in that it excludes pro forma adjustments for the projected EBITDA of certain acquisitions and includes non-cash gains from forward mortgage origination activities. Refer to “Liquidity and Capital Resources – Corporate Debt – Term Loans and Revolver” for a description and reconciliation of Pro Forma Adjusted EBITDA as used in our Term Loan to GAAP income before income taxes.

In calculating income (loss) before income taxes, we allocate indirect expenses to our business segments and include these expenses in other expenses, net. Indirect expenses are allocated to our Insurance segment based on the ratio of the number of policies to the number of accounts serviced and to our Reverse Mortgage, Originations, ARM and certain non-reportable segments based on headcount. All remaining indirect expenses are allocated to our Servicing segment. We do not allocate indirect expenses to our Loans and Residuals segment.

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

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Core Earnings (Loss) Before Income Taxes and Adjusted EBITDA (in thousands)

	For the Three Months Ended September 30, 2013
	Servicing	Reverse Mortgage	Originations	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$68,953	$2,225	$51,763	$3,091	$19,207	$7,366	$(31,787)	$120,818
Core Earnings adjustments
Step-up depreciation and amortization	5,539	2,373	1,978	1,289	1,210	—	5	12,394
Step-up amortization of sub-servicing rights (MSRs)	7,705	—	—	—	—	—	—	7,705
Share-based compensation expense	1,586	360	771	126	254	—	173	3,270
Transaction and integration costs	—	—	—	—	—	—	2,576	2,576
Non-cash interest expense	198	—	—	—	—	469	2,246	2,913
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(4,316)	(4,316)
Fair value to cash adjustments for reverse loans	—	(2,815)	—	—	—	—	—	(2,815)
Other	—	964	—	—	—	—	74	1,038

Total adjustments	15,028	882	2,749	1,415	1,464	469	758	22,765

Core earnings (loss) before income taxes	83,981	3,107	54,512	4,506	20,671	7,835	(31,029)	143,583
Adjusted EBITDA adjustments
Interest expense on debt	—	1	—	—	—	—	31,101	31,102
Non-cash interest income	(356)	(79)	—	—	—	(3,902)	—	(4,337)
Depreciation and amortization	3,863	483	805	208	—	—	4	5,363
Amortization and fair value adjustments of servicing rights	(23,172)	949	—	—	—	—	—	(22,223)
Provision for loan losses	—	—	—	—	—	545	—	545
Residual Trusts cash flows	—	—	—	—	—	1,896	—	1,896
Other	1,046	10	3,243	8	21	21	497	4,846

Total adjustments	(18,619)	1,364	4,048	216	21	(1,440)	31,602	17,192

Adjusted EBITDA	$65,362	$4,471	$58,560	$4,722	$20,692	$6,395	$573	$160,775

	For the Nine Months Ended September 30, 2013
	Servicing	Reverse Mortgage	Originations	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$204,167	$4,497	$231,901	$9,294	$35,880	$26,729	$(106,555)	$405,913
Core Earnings adjustments
Step-up depreciation and amortization	17,757	7,177	5,188	4,245	3,692	—	16	38,075
Step-up amortization of sub-servicing rights (MSRs)	23,940	—	—	—	—	—	—	23,940
Share-based compensation expense	4,978	1,083	1,924	415	904	—	508	9,812
Transaction and integration costs	—	—	—	—	—	—	22,904	22,904
Non-cash interest expense	628	—	—	—	—	1,106	6,496	8,230
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(4,762)	(4,762)
Fair value to cash adjustments for reverse loans	—	17,607	—	—	—	—	—	17,607
Other	—	6,964	—	—	—	—	22	6,986

Total adjustments	47,303	32,831	7,112	4,660	4,596	1,106	25,184	122,792

Core earnings (loss) before income taxes	251,470	37,328	239,013	13,954	40,476	27,835	(81,371)	528,705
Adjusted EBITDA adjustments
Interest expense on debt	—	27	—	—	—	—	82,610	82,637
Non-cash interest income	(1,176)	(365)	—	—	—	(11,936)	—	(13,477)
Depreciation and amortization	9,947	1,093	1,961	622	—	—	6	13,629
Amortization and fair value adjustments of servicing rights	(62,669)	2,742	—	—	—	—	—	(59,927)
Provision for loan losses	—	—	—	—	—	2,366	—	2,366
Residual Trusts cash flows	—	—	—	—	—	3,373	—	3,373
Other	2,176	(4)	5,550	26	65	(2,418)	212	5,607

Total adjustments	(51,722)	3,493	7,511	648	65	(8,615)	82,828	34,208

Adjusted EBITDA	$199,748	$40,821	$246,524	$14,602	$40,541	$19,220	$1,457	$562,913

	For the Three Months Ended September 30, 2012
	Servicing	Originations	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$18,149	$(666)	$1,986	$8,054	$4,475	$(21,423)	$10,575
Core Earnings adjustments
Step-up depreciation and amortization	6,579	30	2,004	1,369	—	7	9,989
Step-up amortization of sub-servicing rights (MSRs)	9,121	—	—	—	—	—	9,121
Share-based compensation expense	2,164	49	196	436	—	22	2,867
Transaction and integration costs	404	—	—	—	—	2,596	3,000
Non-cash interest expense	247	—	—	38	(41)	—	244
Net impact of Non-Residual Trusts	—	—	—	—	—	(455)	(455)
Other	—	—	—	—	—	224	224

Total adjustments	18,515	79	2,200	1,843	(41)	2,394	24,990

Core earnings (loss) before income taxes	36,664	(587)	4,186	9,897	4,434	(19,029)	35,565
Adjusted EBITDA adjustments
Interest expense on debt	19	—	—	—	—	19,820	19,839
Non-cash interest income	(460)	—	—	(88)	(3,579)	—	(4,127)
Depreciation and amortization	2,098	—	—	—	—	—	2,098
Amortization of servicing rights	2,562	—	—	—	—	—	2,562
Pro forma synergies	—	—	—	—	—	—	—
Provision for loan losses	—	—	—	—	4,596	—	4,596
Residual Trusts cash flows	—	—	—	—	480	—	480
Other	422	1	13	19	(1,371)	220	(696)

Total adjustments	4,641	1	13	(69)	126	20,040	24,752

Adjusted EBITDA	$41,305	$(586)	$4,199	$9,828	$4,560	$1,011	$60,317

	For the Nine Months Ended September 30, 2012
	Servicing	Originations	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$33,497	$(688)	$5,210	$24,528	$18,314	$(61,251)	$19,610
Core Earnings adjustments
Step-up depreciation and amortization	19,924	55	5,901	4,026	—	22	29,928
Step-up amortization of sub-servicing rights (MSRs)	29,808	—	—	—	—	—	29,808
Share-based compensation expense	8,231	113	671	1,736	—	479	11,230
Transaction and integration costs	1,868	—	—	—	—	4,704	6,572
Non-cash interest expense	684	—	—	186	1,011	—	1,881
Net impact of Non-Residual Trusts	—	—	—	—	—	(2,389)	(2,389)
Other	—	—	—	—	—	1,153	1,153

Total adjustments	60,515	168	6,572	5,948	1,011	3,969	78,183

Core earnings (loss) before income taxes	94,012	(520)	11,782	30,476	19,325	(57,282)	97,793
Adjusted EBITDA adjustments
Interest expense on debt	126	—	—	—	—	60,056	60,182
Non-cash interest income	(2,236)	—	—	(574)	(11,701)	—	(14,511)
Depreciation and amortization	5,992	—	—	—	—	—	5,992
Amortization of servicing rights	8,001	—	—	—	—	—	8,001
Pro forma synergies	2,651	—	—	—	—	1,118	3,769
Provision for loan losses	—	—	—	—	8,122	—	8,122
Residual Trusts cash flows	—	—	—	—	6,105	—	6,105
Other	999	2	24	33	831	305	2,194

Total adjustments	15,533	2	24	(541)	3,357	61,479	79,854

Adjusted EBITDA	$109,545	$(518)	$11,806	$29,935	$22,682	$4,197	$177,647

Servicing

Our Servicing business segment consists of operations that perform servicing for third-party investors in residential mortgages, manufactured housing and consumer installment loans and contracts, as well as for the Loans and Residuals segment and for the Non-Residual Trusts. Beginning in the first quarter of 2013, the Servicing segment began servicing forward loans that have been originated or purchased by the Originations segment and sold to third parties with servicing rights retained.

Provided below is a summary of results of operations for our Servicing segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Net servicing revenue and fees
Third parties	$201,964	$79,742	$122,222	$561,929	$240,590	$321,339
Intercompany	4,638	5,053	(415)	14,232	15,474	(1,242)

Total net servicing revenue and fees	206,602	84,795	121,807	576,161	256,064	320,097
Other revenues	1,848	462	1,386	2,767	2,281	486

Total revenues	208,450	85,257	123,193	578,928	258,345	320,583
Salaries and benefits	52,703	32,191	20,512	142,956	98,191	44,765
General and administrative and other	68,566	24,904	43,662	187,275	96,150	91,125
Interest expense	8,629	1,085	7,544	16,205	3,808	12,397
Depreciation and amortization	9,402	8,677	725	27,704	25,916	1,788

Total expenses	139,300	66,857	72,443	374,140	224,065	150,075
Other net fair value gains (losses)	(197)	(251)	54	(621)	(783)	162

Income before income taxes	68,953	18,149	50,804	204,167	33,497	170,670
Core Earnings adjustments
Step-up depreciation and amortization	5,539	6,579	(1,040)	17,757	19,924	(2,167)
Step-up amortization of sub-servicing rights (MSRs)	7,705	9,121	(1,416)	23,940	29,808	(5,868)
Share-based compensation expense	1,586	2,164	(578)	4,978	8,231	(3,253)
Transaction and integration costs	—	404	(404)	—	1,868	(1,868)
Non-cash interest expense	198	247	(49)	628	684	(56)

Total adjustments	15,028	18,515	(3,487)	47,303	60,515	(13,212)

Core earnings before income taxes	83,981	36,664	47,317	251,470	94,012	157,458
Adjusted EBITDA adjustments
Interest expense on debt	—	19	(19)	—	126	(126)
Non-cash interest income	(356)	(460)	104	(1,176)	(2,236)	1,060
Depreciation and amortization	3,863	2,098	1,765	9,947	5,992	3,955
Amortization and fair value adjustments of servicing rights	(23,172)	2,562	(25,734)	(62,669)	8,001	(70,670)
Pro forma synergies	—	—	—	—	2,651	(2,651)
Other	1,046	422	624	2,176	999	1,177

Total adjustments	(18,619)	4,641	(23,260)	(51,722)	15,533	(67,255)

Adjusted EBITDA	$65,362	$41,305	$24,057	$199,748	$109,545	$90,203

Provided below is a summary of the unpaid principal balance of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with forward mortgages, and for which the Servicing segment receives intercompany servicing fees (in thousands):

	September 30,
	2013	2012	Variance
Servicing portfolio composition associated with forward mortgages
Third parties
First lien mortgages	$172,966,515	$55,273,230	$117,693,285
Second lien mortgages	8,661,454	10,531,505	(1,870,051)
Manufactured housing	8,889,575	10,131,343	(1,241,768)
Other	12,459	19,822	(7,363)

Total third parties	190,530,003	75,955,900	114,574,103
On-balance sheet residential loans and real estate owned associated with forward mortgages	3,677,253	2,595,129	1,082,124

Total servicing portfolio associated with forward mortgages	$194,207,256	$78,551,029	$115,656,227

Net Servicing Revenue and Fees

Net servicing revenue and fees include contractual fees, incentive and performance fees and ancillary fees net of amortization of servicing rights carried at amortized cost and the changes in fair value of servicing rights carried at fair value. For the three and nine months ended September 30, 2013, net servicing revenue and fees were $206.6 million and $576.2 million, respectively, as compared to $84.8 million and $256.1 million during the three and nine months ended September 30, 2012, respectively. The increases of $121.8 million and $320.1 million during the three and nine months ended September 30, 2013, respectively, were primarily due to growth in the average servicing portfolio of 862,000 accounts or 93% during the three months ended September 30, 2013 and 694,000 accounts or 73% during the nine months ended September 30, 2013, resulting primarily from the ResCap net assets acquisition, BOA asset purchase and the transfer of loans with servicing rights retained partially offset by the run-off of servicing portfolios acquired in prior periods. The decline in amortization of servicing rights carried at amortized cost of $1.9 million and $7.2 million for the three and nine months ended September 30, 2013, respectively, resulted primarily from the run-off of the related servicing portfolio. The net fair value gains on servicing rights carried at fair value of $25.3 million and $69.3 million during the three and nine months ended September 30, 2013 respectively, relates to the risk-managed forward loan class, a newly established class of servicing rights.

A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

September 30, 2013
Servicing rights at fair value	$1,006,031
Inputs and assumptions:
Weighted-average remaining life in years	6.2
Weighted-average stated customer interest rate on underlying collateral	5.24%
Weighted-average discount rate	9.40%
Conditional prepayment rate	8.16%
Conditional default rate	3.21%

As of December 31, 2012, there were no servicing rights carried at fair value. Effective January 1, 2013, the Company elected to account for its new risk-managed forward loan class of servicing rights at fair value. At September 30, 2013, almost all servicing rights carried at fair value related to acquisitions during the nine months ended September 30, 2013 including servicing rights associated with the ResCap net assets and the BOA asset purchase and servicing rights capitalized upon transfers of loans. The increase in the fair value of these servicing rights of $69.3 million included $166.2 million in changes in valuation inputs or other assumptions and other adjustments partially offset by $96.9 million in changes in realization of cash flows. The changes in valuation inputs or other assumptions of $153.3 million were due primarily to overall reductions to assumed conditional prepayment rates and conditional default rates. The decline in assumed conditional prepayment rates resulted primarily from a higher interest rate environment since the acquisitions of the related servicing rights, which was partially offset by the impact of HARP being extended in April 2013 through December 2015 and the increase in the Federal Housing Finance Agency’s housing price index. The fair value of servicing rights tends to increase in periods of rising interest rates (as prepayments decrease). The decline in assumed conditional default rates was due primarily to actual performance and the addition of lower delinquency credit-sensitive loans to our servicing portfolio. Assumed discount rates remained relatively flat since the acquisitions of servicing rights during the nine months ended September 30, 2013. The extension of HAMP in May 2013 to December 2015 also contributed to the change in valuation inputs and other assumptions given expected growth in ancillary fees.

A summary of net servicing revenue and fees for our Servicing segment is provided below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Servicing fees	$142,063	$71,088	$70,975	$409,344	$221,110	$188,234
Incentive and performance fees	28,710	15,684	13,026	75,404	44,932	30,472
Ancillary and other fees	20,362	9,706	10,656	52,684	27,831	24,853

Servicing revenue and fees	191,135	96,478	94,657	537,432	293,873	243,559
Amortization of servicing rights	(9,830)	(11,683)	1,853	(30,570)	(37,809)	7,239
Change in fair value of servicing rights	25,297	—	25,297	69,299	—	69,299

Net servicing revenues and fees	$206,602	$84,795	$121,807	$576,161	$256,064	$320,097

Provided below is a summary of the average unpaid principal balance and average servicing fee for our servicing segment (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Average unpaid principal balance of loans serviced for third-party investors	$191,620,870	$77,557,734	$114,063,136	$171,532,282	$80,346,112	$91,186,170
Average servicing fee (1)	0.29%	0.34%	-0.05%	0.31%	0.34%	-0.03%

(1)	Annualized.

The decline in average servicing fee for the three and nine months ended September 30, 2013 as compared to the same periods in the prior year was due to current year additions to our third party servicing portfolio that consisted of a higher amount of first lien mortgages that typically provide a lower return as compared to the overall servicing portfolio.

Provided below are summaries of the number of accounts, unpaid principal balance, weighted average contractual servicing fee and past due status of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with forward mortgages, and for which the Servicing segment receives intercompany servicing fees (dollars in thousands):

	September 30, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	1,259,646	$172,966,515	0.23%	12.74%
Second lien mortgages	212,733	8,661,454	0.45%	2.81%
Manufactured housing	295,685	8,889,575	1.07%	3.79%
Other	950	12,459	0.93%	4.14%

Total accounts serviced for third parties	1,769,014	190,530,003	0.28%	11.87%
On-balance sheet residential loans and real estate owned associated with forward mortgages	63,385	3,677,253		4.75%

Total servicing portfolio associated with forward mortgages	1,832,399	$194,207,256		11.73%

	December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	338,854	$54,814,557	0.22%	15.68%
Second lien mortgages	238,690	10,008,324	0.44%	3.60%
Manufactured housing	323,481	9,818,686	1.08%	4.12%
Other	1,380	17,649	0.94%	4.01%

Total accounts serviced for third parties	902,405	74,659,216	0.36%	12.54%
On-balance sheet residential loans and real estate owned associated with forward mortgages	58,637	2,549,050		8.25%

Total servicing portfolio associated with forward mortgages	961,042	$77,208,266		12.39%

(1)	Past due status is measured based on either the MBA method or OTS method as specified in the servicing agreement. Under the MBA method, a loan is considered past due if its monthly payment is not received by the end of the day immediately preceding the loan’s next due date. Under the OTS method, a loan is considered past due if its monthly payment is not received by the loan’s due date in the following month.

Salaries and Benefits

Salaries and benefits expense increased $20.5 million and $44.8 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, due to our recent acquisitions and hiring to support the growth of our business. Headcount increased by approximately 1,000 full time employees from over 2,100 at September 30, 2012 to over 3,100 at September 30, 2013.

General and Administrative and Other

General and administrative and other expenses increased $43.7 million and $91.1 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, due to increased expenses associated with the servicing of a larger portfolio of loans.

Interest Expense

Interest expense consists of the cost of debt for servicing advance liabilities. Interest expense increased by $7.5 million and $12.4 million during the three and nine months ended September 30, 2013, as compared to the same periods of the prior year, respectively, due to the increase in servicing advance liabilities to support our funding of servicer and protective advances that have increased as a result of the ResCap net assets acquisition and the BOA asset purchase.

Depreciation and Amortization

Depreciation and amortization expense includes amortization of intangible assets related to our Servicing business including customer and institutional relationship intangibles and depreciation and amortization recognized on premises and equipment, which includes amortization of capitalized software. Depreciation and amortization increased $0.7 million and $1.8 million for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year, respectively, primarily as a result of additions of tangible assets supporting our growth.

Reverse Mortgage

Our Reverse Mortgage business segment, which was formed as a result of the acquisition of RMS, consists of operations that purchase and originate reverse mortgage loans that are securitized but remain on the consolidated balance sheet as collateral for secured borrowings, or HMBS related obligations. This segment also performs servicing for third party investors in reverse mortgage loans and real estate assets and also provides other ancillary services for the reverse mortgage market.

Provided below is a summary of results of operations for our Reverse Mortgage segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Net fair value gains on reverse loans and related HMBS obligations	$30,476	$93,995
Net servicing revenue and fees	7,023	20,395
Net gains on sales of loans	—	4,633
Other revenues	4,214	9,525

Total revenues	41,713	128,548
Salaries and benefits	17,888	53,531
General and administrative and other expenses, net	17,438	55,249
Interest expense	1,306	7,001
Depreciation and amortization	2,856	8,270

Total expenses	39,488	124,051

Income before income taxes	2,225	4,497
Core Earnings adjustments
Step-up depreciation and amortization	2,373	7,177
Share-based compensation expense	360	1,083
Fair value to cash adjustments for reverse loans	(2,815)	17,607
Other	964	6,964

Total adjustments	882	32,831

Core earnings before income taxes	3,107	37,328
Adjusted EBITDA adjustments
Interest expense on debt	1	27
Non-cash interest income	(79)	(365)
Depreciation and amortization	483	1,093
Amortization of servicing rights	949	2,742
Other	10	(4)

Total adjustments	1,364	3,493

Adjusted EBITDA	$4,471	$40,821

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations

Net fair value gains on reverse loans and related HMBS obligations include the impact on income resulting from our election to account for on-balance sheet reverse loans and the related HMBS obligations at fair value. We recognized net fair value gains on reverse loans and related HMBS obligations of $30.5 million and $94.0 million during the three and nine months ended September 30, 2013, respectively, which resulted from the interest rate spread between the reverse loans and related HMBS obligations, interest income on reverse loans not securitized, gains on loans originated and additional participations issued, and changes in market pricing for reverse loans and HMBS. No gain or loss is recognized upon securitization of reverse loans.

Net Servicing Revenue and Fees

Net servicing revenue and fees for the Reverse Mortgage business consists of contractual servicing fees and ancillary and other fees related to our third party reverse mortgage portfolio offset by amortization of servicing rights. Provided below is a summary of the number of accounts, unpaid principal balance and weighted average contractual servicing fee rate related to our servicing portfolio associated with reverse mortgages (dollars in thousands):

	September 30, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	44,105	$7,591,235	0.17%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	48,132	7,585,171

Total servicing portfolio associated with reverse mortgages	92,237	$15,176,406

	December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	42,855	$7,454,306	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	35,084	5,431,617

Total servicing portfolio associated with reverse mortgages	77,939	$12,885,923

Net Gains on Sales of Loans

Net gains on sales of loans consist of the following (in thousands):

For the Nine Months Ended September 30, 2013
Gains on sales of loans	$4,239
Provision for repurchases	(12)
Interest income	372
Other	34

Net gains on sales of loans	$4,633

All gains on sale of loans during the nine months ended September 30, 2013 were related to sales of reverse loans to third parties by S1L. Beginning in April 2013, we no longer sell reverse loans to third parties and all reverse loans purchased and originated are securitized and as such remain on the consolidated balance sheet as collateral for HMBS related obligations. No gain or loss is recognized upon securitization of reverse loans. As a result, there were no gains on sales of loans recognized by our Reverse Mortgage segment during the three months ended September 30, 2013.

Other Revenues

Other revenues consist primarily of origination fee income of $3.2 million and $6.3 million recognized during the three and nine months ended September 30, 2013, respectively.

Expenses

Expenses incurred by the Reverse Mortgage business consists of salaries and benefits, general and administrative and other, including allocated indirect costs, interest and depreciation and amortization. Interest expense for the Reverse Mortgage business consists the amortization of debt costs and interest incurred on master repurchase agreements, which are used to finance the origination and purchase of reverse loans. Depreciation and amortization expense for the Reverse Mortgage business, including step-up depreciation and amortization, relates to premises and equipment and intangible assets acquired in connection with the acquisitions of RMS and S1L. Included in general and administrative and other expenses for the three and nine months ended September 30, 2013 was $1.0 million and $7.0 million, respectively, of provision related to our curtailment obligation liability.

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

Provided below is a summary of results of operations for our Originations segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Net gains on sales of loans	$153,710	$—	$153,710	$463,471	$—	$463,471
Other revenues	13,669	1,419	12,250	31,193	3,517	27,676

Total revenues	167,379	1,419	165,960	494,664	3,517	491,147
Salaries and benefits	52,353	1,216	51,137	127,784	2,488	125,296
General and administrative and other expenses	50,121	839	49,282	108,165	1,662	106,503
Interest expense	10,359	—	10,359	19,665	—	19,665
Depreciation and amortization	2,783	30	2,753	7,149	55	7,094

Total expenses	115,616	2,085	113,531	262,763	4,205	258,558
Income (loss) before income taxes	51,763	(666)	52,429	231,901	(688)	232,589
Core Earnings adjustments
Step-up depreciation and amortization	1,978	30	1,948	5,188	55	5,133
Share-based compensation expense	771	49	722	1,924	113	1,811

Total adjustments	2,749	79	2,670	7,112	168	6,944

Core earnings (loss) before income taxes	54,512	(587)	55,099	239,013	(520)	239,533
Adjusted EBITDA adjustments
Depreciation and amortization	805	—	805	1,961	—	1,961
Other	3,243	1	3,242	5,550	2	5,548

Total adjustments	4,048	1	4,047	7,511	2	7,509

Adjusted EBITDA	$58,560	$(586)	$59,146	$246,524	$(518)	$247,042

Our originations volume primarily governs the fluctuations in revenues and expenses of our Originations segment. Provided below is a summary of our funded loan originations volume (in thousands):

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Funded originations volume
Retention	$3,443,550	$6,727,124
Retail	230,776	551,729
Correspondent	1,939,079	2,907,701
Wholesale	458,311	985,687

Total funded originations	$6,071,716	$11,172,241

Net Gains on Sales of Loans

Net gains on sale of loans consist of the following (in thousands):

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Gains on sales of loans	$8,338	$79,625
Unrealized gains on loans held for sale	67,970	65,699
Net fair value gains (losses) on derivatives	(11,927)	184,503
Provision for repurchases	(3,387)	(5,556)
Capitalized servicing rights	80,550	118,145
Interest income	12,166	21,055

Net gains on sales of loans	$153,710	$463,471

Other Revenues

Other revenues for the Originations segment consist primarily of origination fee income. Other revenues were $13.7 million and $31.2 million for the three and nine months ended September 30, 2013, as compared to $1.4 million and $3.5 million for the same periods of the prior year, respectively. The respective increases were due to the acquisition of the ResCap net assets during the first quarter of 2013.

Expenses

Expenses incurred by the Originations segment consists of salaries and benefits, general and administrative and other, including allocated indirect costs, interest and depreciation and amortization. Interest expense for the Originations segment consists of the amortization of debt costs and interest incurred on master repurchase agreements, which are used to finance the origination and purchase of forward loans. Depreciation and amortization expense consists primarily of depreciation of computer software and amortization of intangible assets acquired in connection with the acquisition of the ResCap net assets.

Asset Receivables Management

Our ARM business performs collections of delinquent balances on loans serviced by us for third parties after they have been charged off.

Provided below is a summary of results of operations for our ARM segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Net servicing revenue and fees
Third parties	$9,744	$9,602	$142	$30,722	$27,157	$3,565
Intercompany	92	153	(61)	306	427	(121)

Total net servicing revenue and fees	9,836	9,755	81	31,028	27,584	3,444
Other revenues	41	—	41	174	—	174

Total revenues	9,877	9,755	122	31,202	27,584	3,618
Depreciation and amortization	1,497	2,004	(507)	4,867	5,901	(1,034)
Other expenses, net	5,289	5,765	(476)	17,041	16,473	568

Total expenses	6,786	7,769	(983)	21,908	22,374	(466)
Income before income taxes	3,091	1,986	1,105	9,294	5,210	4,084
Core Earnings adjustments
Step-up depreciation and amortization	1,289	2,004	(715)	4,245	5,901	(1,656)
Share-based compensation expense	126	196	(70)	415	671	(256)

Total adjustments	1,415	2,200	(785)	4,660	6,572	(1,912)

Core earnings before income taxes	4,506	4,186	320	13,954	11,782	2,172
Adjusted EBITDA adjustments
Depreciation and amortization	208	—	208	622	—	622
Other	8	13	(5)	26	24	2

Total adjustments	216	13	203	648	24	624

Adjusted EBITDA	$4,722	$4,199	$523	$14,602	$11,806	$2,796

Gross collections	$35,411	$34,449	$962	$107,684	$97,114	$10,570

Net Servicing Revenue and Fees

Net servicing revenue and fees consist of asset recovery revenue. Net servicing revenue and fees were $9.8 million and $31.0 million for the three and nine months ended September 30, 2013, respectively, as compared to $9.8 million and $27.6 million for the same periods of the prior year, respectively. The increase in revenues for the nine month period was due to an overall growth in gross collections activity.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of amortization of the customer-relationship intangible asset related to our ARM business. Depreciation and amortization decreased for both the three and nine months ended September 30, 2013 as compared to the same periods of the prior year as a result of the decline in the related intangible asset which is amortized under the economic consumption method.

Other Expenses, Net

Other expenses, net consists primarily of costs related to salaries and benefits and general and administrative expenses, including allocated indirect costs. Other expenses, net decreased $0.5 million during the three months ended September 30, 2013 as compared to the same period in 2012 due primarily to allocations of indirect costs. Other expenses, net increased $0.6 million during the nine months ended September 30, 2013 as compared to the same period of the prior year due primarily to higher salaries and benefits resulting from the overall growth of our ARM business.

Insurance

Our Insurance segment consists of our agency business and our reinsurance business. The agency business recognizes commission income, net of estimated future policy cancellations at the time policies are effective. The reinsurance business earns premium revenue over the life of an insurance contract and incurs actual costs of property damage claims.

Provided below is a summary of results of operations for our Insurance segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Insurance revenue	$28,896	$17,335	$11,561	$64,480	$54,100	$10,380
Other revenues	4	88	(84)	17	577	(560)

Total revenues	28,900	17,423	11,477	64,497	54,677	9,820
Depreciation and amortization	1,210	1,369	(159)	3,692	4,026	(334)
Other expenses, net	8,483	8,000	483	24,925	26,123	(1,198)

Total expenses	9,693	9,369	324	28,617	30,149	(1,532)

Income before income taxes	19,207	8,054	11,153	35,880	24,528	11,352
Core Earnings adjustments
Step-up depreciation and amortization	1,210	1,369	(159)	3,692	4,026	(334)
Share-based compensation expense	254	436	(182)	904	1,736	(832)
Non-cash interest expense	—	38	(38)	—	186	(186)

Total adjustments	1,464	1,843	(379)	4,596	5,948	(1,352)

Core earnings before income taxes	20,671	9,897	10,774	40,476	30,476	10,000
Adjusted EBITDA adjustments
Non-cash interest income	—	(88)	88	—	(574)	574
Depreciation and amortization	—	—	—	—	—	—
Other	21	19	2	65	33	32

Total adjustments	21	(69)	90	65	(541)	606

Adjusted EBITDA	$20,692	$9,828	$10,864	$40,541	$29,935	$10,606

Provided below are summaries of net written premiums (in thousands) and outstanding insurance policies written:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Net written premiums
Lender placed	$58,970	$19,200	$39,770	$128,429	$63,332	$65,097
Voluntary	18,290	19,095	(805)	52,066	63,524	(11,458)

Total net written premiums	$77,260	$38,295	$38,965	$180,495	$126,856	$53,639

	September 30,
	2013	2012	Variance
Number of outstanding policies written
Lender placed	140,394	108,685	31,709
Voluntary	77,068	88,203	(11,135)

Total outstanding policies written	217,462	196,888	20,574

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of product. Insurance revenue increased $11.6 million and $10.4 million for the three and nine months ended September 30, 2013, as compared to the same periods of the prior year, respectively, due primarily to the increase in insurance policies issued during the current year, which resulted from the servicing of a larger portfolio of residential loans, partially offset by run-off of policies previously in force and lower commission rates that were effective on January 1, 2013.

On October 7, 2013, ASIC, the insurer that provides lender-placed hazard insurance coverage on Florida mortgage loans serviced by us, entered into a Consent Order with the Florida Office of Insurance Regulation. ASIC agreed in the Consent Order that it will not pay commissions to any mortgage loan servicer, or any person or entity affiliated with a servicer, on lender-placed insurance policies obtained by the servicer. This prohibition is expected to have a negative effect on the future cash flows of our Insurance segment beginning on its anticipated effective date of October 7, 2014. As a result of the prohibition on Florida commission payments, if other states or regulatory agencies were to issue similar actions the goodwill related to our Insurance segment would be at risk for potential impairment, which cannot be estimated at this time. The potential impairment may be as much as $4.4 million, which represents the carrying amount of goodwill recorded by the Insurance segment at September 30, 2013.

Depreciation and Amortization

Depreciation and amortization includes amortization relating to intangible assets associated with our Insurance business. Depreciation and amortization decreased for both the three and nine months ended September 30, 2013 as compared to the same periods of the prior year as a result of the decline in the related intangible asset, which is amortized under the economic consumption method.

Other Expenses, Net

Other expenses, net consists primarily of depreciation and amortization, general and administrative expenses, including allocated indirect costs, salaries and benefits, and claims. Other expenses, net were relatively flat for the three and nine months ended September 30, 2013 as compared to the same periods of the prior year.

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

Provided below is a summary of results of operations for our Loans and Residuals segment, which also includes core earnings before income taxes and Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Interest income	$35,702	$37,964	$(2,262)	$109,396	$117,697	$(8,301)
Interest expense	(21,376)	(23,081)	1,705	(65,472)	(70,484)	5,012

Net interest income	14,326	14,883	(557)	43,924	47,213	(3,289)
Provision for loan losses	(545)	(4,596)	4,051	(2,366)	(8,122)	5,756

Net interest income after provision for loan losses	13,781	10,287	3,494	41,558	39,091	2,467
Other revenues	3	—	3	7	—	7
Other gains (losses)	102	482	(380)	506	305	201
Intercompany expenses	(2,732)	(2,923)	191	(8,348)	(8,893)	545
Other expenses, net	(3,788)	(3,371)	(417)	(6,994)	(12,189)	5,195

Total other income (expense), net	(6,415)	(5,812)	(603)	(14,829)	(20,777)	5,948

Income before income taxes	7,366	4,475	2,891	26,729	18,314	8,415
Core Earnings adjustments
Non-cash interest expense	469	(41)	510	1,106	1,011	95

Total adjustments	469	(41)	510	1,106	1,011	95

Core earnings before income taxes	7,835	4,434	3,401	27,835	19,325	8,510
Adjusted EBITDA adjustments
Non-cash interest income	(3,902)	(3,579)	(323)	(11,936)	(11,701)	(235)
Provision for loan losses	545	4,596	(4,051)	2,366	8,122	(5,756)
Residual Trusts cash flows	1,896	480	1,416	3,373	6,105	(2,732)
Other	21	(1,371)	1,392	(2,418)	831	(3,249)

Total adjustments	(1,440)	126	(1,566)	(8,615)	3,357	(11,972)

Adjusted EBITDA	$6,395	$4,560	$1,835	$19,220	$22,682	$(3,462)

Provided below is a summary of the residential loan portfolio, the mortgage-backed debt and real estate owned of the Loans and Residuals segment as well as certain ratios (dollars in thousands):

	September 30, 2013	December 31, 2012	Variance
Residential loans, net of cost basis adjustments	$1,433,280	$1,510,756	$(77,476)
Allowance for loan losses	(17,150)	(20,435)	3,285

Residential loans at amortized cost, net	1,416,130	1,490,321	(74,191)
Mortgage-backed debt, net of discounts	1,231,069	1,315,442	(84,373)
Real estate owned
Carrying value	$46,326	$49,089	$(2,763)
Number of units	808	842	(34)
Delinquencies (1)
30 days or more past due	5.90%	7.01%	-1.11%
90 days or more past due	4.13%	4.63%	-0.50%
Allowance as % of residential loans (2)	1.20%	1.35%	-0.15%

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Net charge-offs (3)	$6,804	$7,896	$(1,092)	$7,535	$6,659	$876
Charge-off ratio (3) (4)	0.47%	0.51%	-0.04%	0.51%	0.42%	0.09%
Coverage ratio (3) (5)	252%	215%	37%	228%	255%	-27%

(1)	Delinquency rates are calculated based on unpaid principal balance.
(2)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.
(3)	Annualized.
(4)	The charge-off ratio is calculated as charge-offs, net of recoveries, divided by average residential loans before the allowance for loan losses. Net charge-offs includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.
(5)	The coverage ratio is calculated as period end allowance for loan losses divided by charge-offs, net of recoveries.

Net Interest Income

Net interest income was $14.3 million and $43.9 million for the three and nine months ended September 30, 2013, respectively, as compared to $14.9 million and $47.2 million for the same periods of 2012, respectively. Net interest income decreased $0.6 million and $3.3 million for the three months and nine months ended September 30, 2013, respectively, due primarily to a decrease in the related average residential loan balance.

Provided below is a summary of our average yields and rates and the net interest spread and net interest margin on our portfolio (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Residential loans at amortized cost
Interest income	$35,702	$37,964	$(2,262)	$109,396	$117,697	$(8,301)
Average balance	1,447,193	1,551,398	(104,205)	1,473,505	1,572,840	(99,335)
Average yield (1)	9.87%	9.79%	0.08%	9.90%	9.98%	-0.08%
Mortgage-backed debt at amortized cost
Interest expense	$21,376	$23,081	$(1,705)	$65,472	$70,484	$(5,012)
Average balance	1,245,429	1,352,031	(106,602)	1,273,539	1,376,390	(102,851)
Average rate (1)	6.87%	6.83%	0.04%	6.85%	6.83%	0.02%
Net interest income	$14,326	$14,883	$(557)	$43,924	$47,213	$(3,289)
Net interest spread (2)	3.00%	2.96%	0.04%	3.05%	3.15%	-0.10%
Net interest margin (1) (3)	3.96%	3.84%	0.12%	3.97%	4.00%	-0.03%

(1)	Annualized.
(2)	Net interest spread is calculated by subtracting the average rate on mortgage-backed debt at amortized cost from the average yield on residential loans at amortized cost.
(3)	Net interest margin is calculated by dividing net interest income by the average balance of the residential loans at amortized cost.

Provision for Loan Losses

The provision for loan losses reflects the recognition of incurred credit losses on the residential loans held by the Residual Trusts and our unencumbered forward residential loan portfolio. The provision for loan losses decreased by $4.1 million and $5.8 million during the three and nine months ended September 30, 2013 as compared to the same periods of 2012, respectively, primarily due to a decrease in severity rates, due to an increase in housing prices, coupled with lower estimated defaults resulting from continued run-off of the portfolio.

Intercompany Expenses

Our Loans and Residuals segment is charged a fee from the Servicing segment for performing servicing activities for the residential loans and real estate owned of the Loans and Residuals segment. Intercompany expenses remained relatively flat for the three and nine months ended September 30, 2013 as compared to the same periods of 2012.

Other Expenses, Net

Other expenses, net consists primarily of real estate owned expenses, net, which includes lower of cost or fair value adjustments and holding costs, and general and administrative expenses. Other expenses, net increased $0.4 million for the three months ended September 30, 2013 as compared to the same period of the prior year, due to higher real estate owned expenses, net of $2.2 million, including costs associated with the captive financing of real estate owned sales, partially offset by a $1.8 million decrease in loan portfolio expenses resulting from operational changes in the protection of collateral in the prior year. Other expenses, net decreased $5.2 million for the nine months ended September 30, 2013 as compared to the same period of the prior year, due primarily to lower real estate owned expenses, net of $2.0 million due to higher realized gains on real estate sales that have resulted from a trend of reduced loss severity during the current year as compared to the prior year and a $2.6 million decrease in loan portfolio expenses due to operational changes discussed above.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions, servicing advances, origination of mortgage loans and other general business needs. We recognize the need to have liquid funds available to operate and grow our business and it is our policy to have adequate liquidity at all times. Our liquidity, measured as cash and cash equivalents plus borrowing capacity available under our Revolver, as described under the Corporate Debt section below, was $530.1 million at September 30, 2013.

Our principal sources of liquidity are the cash flows generated from our Servicing, Originations, Reverse Mortgage, ARM and Insurance businesses; funds obtained from our revolver, master repurchase agreements, servicing advance facilities, and issuance of HMBS and Fannie Mae securities; cash releases from the Residual Trusts; cash proceeds from the issuance of equity and debt; and other available financing activities.

We believe that, based on current forecasts and anticipated market conditions, our current liquidity of $530.1 million, along with the funds generated from our operating cash flows, loan portfolio, revolver, servicing advance facilities, master repurchase agreements, issuance of HMBS and Fannie Mae securities, access to capital markets, and other available sources of liquidity will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, mortgage-backed originations, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next twelve months. We expect to generate adequate cash flows to fund our operations on both a short and long term basis principally from our servicing and origination operations and expect to fund future growth opportunities with capital obtained from external sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including changes in the mortgage servicing markets, interest rates, continued availability of financing including the renewal of existing servicing advance facilities and master repurchase agreements, access to equity markets, and conditions in the debt markets. We may access the capital markets from time to time to augment our liquidity position as our business dictates. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.

We used a portion of the net proceeds from our public offering of common stock and the refinancing and expansion of our first lien credit facility of $276.1 million and $1.1 billion, respectively, to fund the acquisition of the ResCap net assets for cash paid of $492.0 million and the BOA asset purchase for cash paid of $481.6 million excluding servicer advances. The BOA asset purchase and the ResCap net assets include MSRs and related servicer advances that were partially funded through existing advance financing facilities. We anticipate that future acquisitions of MSRs could be financed with debt and/or capital provided by a financing partner, similar to the other MSR structures in the market today.

Servicing Business

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual payment requirements for certain investors and to pay taxes, insurance and foreclosure costs and various other items that are required to preserve the collateral underlying the residential loans being serviced. In the normal course of business, we borrow money to fund certain of these servicing advances. We rely upon various counterparties to provide us with financing to fund a portion of our servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Our ability to fund servicing advances is a significant factor that affects our liquidity and we depend upon our ability to secure these types of arrangements on acceptable terms and to renew or replace existing financing facilities as they expire. The servicing advance financing agreements that support our servicing operations are discussed below.

Servicer Advance Reimbursement Agreement

In August 2013, we renewed our Servicer Advance Reimbursement Agreement, which provides for the reimbursement of up to $950.0 million of certain principal and interest and protective advances that are our responsibility under certain servicing agreements. The amendment adjusted certain early reimbursement rate calculations. The cost of this agreement is LIBOR plus 2.50% or 3.50% on amounts being reimbursed. The early reimbursement period expires on December 31, 2013 or upon 120 days after written notice. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. We had $768.8 million outstanding under this agreement at September 30, 2013.

Receivables Loan Agreement

In May 2012, we renewed our three-year Receivables Loan Agreement that provides borrowings of up to $75.0 million and is collateralized by certain principal and interest, taxes and insurance and other corporate advances reimbursable from securitization trusts serviced by us. The principal payments on the note are paid from the recoveries or repayment of underlying advances. Accordingly, the timing of the principal payments is dependent on the recoveries or repayment of underlying advances that collateralize the note. The interest cost under the renewed agreement, which matures in July 2015, is LIBOR plus 3.25%. We had $65.4 million outstanding under this agreement at September 30, 2013.

Our Receivables Loan Agreement contains customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are the minimum annual net cash provided by operating activities and minimum tangible net worth requirements. During the third quarter of 2013, we amended the Receivables Loan Agreement to waive the covenant relating to the requirement to maintain a minimum annual net cash provided by operating activities for the third quarter of 2013. As a result, we were in compliance with all covenants at September 30, 2013.

Forward Mortgage Originations Business

Historically our forward mortgage originations business has been insignificant to our overall operations; however, we have grown this business with the acquisition of the ResCap loan originations platform and anticipate significant future growth. We utilize master repurchase agreements to support our originations or purchase of forward mortgage loans. These agreements were entered into by Green Tree Servicing LLC, our indirect subsidiary. The facilities had an aggregate capacity of $2.0 billion at September 30, 2013. The interest rates on the facilities are primarily based on LIBOR plus between 2.25% and 3.00% and have various expiration dates through May 2014. These facilities are secured by the underlying originated or purchased mortgage loans and provide creditors a collateralized interest in mortgage loans that meet the eligibility requirements under the terms of the particular facility. The source of repayment of these facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination production volume, however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity includes $800.0 million of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Green Tree Servicing LLC under the master repurchase agreements are guaranteed by the Company. We had $1.3 billion of borrowings under these master repurchase agreements at September 30, 2013, which included $198.0 million of borrowings utilizing uncommitted funds.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. We were in compliance with all covenants at September 30, 2013.

Reverse Mortgage Origination Business

In connection with our reverse mortgage business, we finance the origination or purchase of reverse loans through master repurchase agreements. These agreements were entered into in the fourth quarter of 2012, in conjunction with our acquisitions of RMS and S1L, and in the first quarter of 2013. During the second quarter of 2013, all master repurchase agreements related to S1L were terminated. The facilities have an aggregate capacity amount of $345.0 million. The interest rates on the facilities are primarily based on LIBOR plus between 2.50% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through September 2014. These facilities are secured by the underlying originated or purchased reverse loans and provide creditors a collateralized interest in reverse loans that meet the eligibility requirements under the terms of the particular facility. The source of repayment of these facilities is typically from the sale or securitization of the underlying reverse loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted reverse loan origination production volume; however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity has been provided on an uncommitted basis, and as such to the extent these funds are requested to purchase or originate reverse loans, the counterparties have no obligation to fulfill such request. All obligations of RMS under the master repurchase agreements are guaranteed by the Company. We had $71.4 million of borrowings under these master repurchase agreements at September 30, 2013, all of which represented borrowings utilizing uncommitted funds.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. As previously disclosed, at June 30, 2013, absent waivers received from certain of its counterparties, RMS would not have been in compliance with minimum profitability covenants contained in two of its master repurchase agreements due to RMS’ net loss during the three months ended June 30, 2013. During the third quarter of 2013, RMS amended certain master repurchase agreements to, among other things change the definitions of net income to either provide for an alternative calculation of net income resulting in a higher profitability used in the minimum profitability covenant or to allow for a net loss within certain limitations. The amendments relating to the changes to the definition of net income are effective through December 2013. The amendments also included a change to the definition of tangible net worth and, in one amendment, an increase in the required minimum tangible net worth. The changes to the definition of tangible net worth were not necessary in order for RMS to achieve covenant compliance but resulted in making the related minimum tangible net worth covenants less restrictive. Two of these agreements were renewed for another one year term. RMS was in compliance with all of its covenants as of September 30, 2013.

Additionally, the Company, as the servicer of reverse loans, is obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization. The additional borrowings are generally securitized within 30 days after funding. The obligation to fund these additional borrowings could have a significant impact on our liquidity.

We permanently fund reverse loans through the Government National Mortgage Association, or GNMA, HECM mortgage-backed securities, or HMBS, issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing under the fair value option and classified on the consolidated balance sheet as a HMBS related obligations. At September 30, 2013, we had $7.5 billion in unpaid principal balance outstanding on the HMBS related obligations. At September 30, 2013, $7.5 billion of reverse loans and real estate owned were pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of creditors of the Company. In addition, the holders of the HMBS beneficial interests have recourse to the extent of their participation in the reverse loans but not to the general net assets of the Company, except for obligations as servicer.

Borrower remittances received on the reverse loans, if any, and proceeds received from the sale of real estate owned and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to the securitization pools, which will then remit the payments to the beneficial interest holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned and events of default as stipulated in the reverse loan agreements with borrowers. As an HMBS issuer, the Company assumes certain obligations related to each security it issues. The most significant obligation is the requirement to purchase loans out of the GNMA securitization pools once they reach certain limits set at loan origination for the maximum unpaid principal balance allowed. Performing repurchased loans are conveyed to the Department of Housing and Urban Development, or HUD, and nonperforming repurchased loans are generally liquidated in accordance with program requirements.

RMS is required to maintain regulatory compliance with HUD, GNMA and Fannie Mae program requirements, some of which are financial covenants related to minimum levels of net worth and other financial ratios. Due to the accounting treatment for reverse loan securitizations and the related issuance of HMBS, RMS has obtained an indefinite waiver for certain of these requirements from GNMA and through January 2014 from Fannie Mae. In addition, we have provided a guarantee beginning on the date of acquisition, November 1, 2012, whereby we guarantee RMS’ performance and obligations under the GNMA HMBS Program. In the event that we fail to honor this guaranty, GNMA could terminate RMS’ status as a qualified issuer of HMBS securities as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’ servicing rights associated with reverse loans backed by GNMA guaranteed mortgage-backed securities. GNMA has affirmed RMS’ current commitment authority to issue HMBS. In addition we have provided a guarantee dated May 31, 2013 whereby we guarantee RMS’ performance obligations with Fannie Mae under a mortgage selling and servicing contract between RMS and Fannie Mae. RMS does not currently sell Fannie Mae loans. However, in the event that we fail to honor this guarantee, Fannie Mae could disallow the servicing of its loans and participation interests by RMS.

Corporate Debt

Term Loans and Revolver

In November 2012, we refinanced our $500 million first lien term loan with a $700 million secured term loan, or Term Loan, and refinanced our 2011 Revolver with a $125 million secured revolving credit facility, or Revolver. In January 2013, we entered into the First Incremental Amendment to the Term Loan. The First Incremental Amendment, among other things, increases certain financial ratios that govern our ability to incur additional indebtedness and provides for the First Incremental Loan in an amount of $825 million, which was borrowed in its entirety on January 31, 2013.

In June 2013, we entered into the Second Incremental Amendment to our Term Loan. The Second Incremental Amendment, among other things, provides for a secured term loan, or the Second Incremental Loan, in the amount of $200 million, which was borrowed in its entirety on June 6, 2013.

In July 2013, we entered into the Third Incremental Agreement to our Term Loan. The Third Incremental Amendment, among other things, provides for a secured term loan, or the Third Incremental Loan, in the amount of $50 million, which was borrowed in its entirety on July 23, 2013. The First Incremental Loan, the Second Incremental Loan and the Third Incremental Loan rank pari passu in right of payment and are secured on a ratable basis with the existing Term Loan and all material terms of the First Incremental Loan, the Second Incremental Loan and the Third Incremental Loan are identical to the terms of the other term loans outstanding under the existing Term Loan.

During the nine months ended September 30, 2013, we also entered into other various amendments to our Term Loan. These amendments, amongst other things, clarify certain financial definitions and modify certain terms within the existing Term Loan.

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

The terms of our Term Loan and Revolver are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.775 billion term loan	LIBOR plus 4.50%, LIBOR floor of 1.25%	5.00% per annum beginning 4th quarter of 2012; remainder at final maturity	November 28, 2017

$125 million revolver	LIBOR plus 4.50%	Bullet payment at maturity	November 28, 2017

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

The capacity under the Revolver allows requests for the issuance of letters of credit, or LOCs, of up to $25 million or total cash borrowings of up to $125 million less any amounts outstanding in issued LOCs. During the nine months ended September 30, 2013, there were no borrowings or repayments under the Revolver. At September 30, 2013, we had outstanding $0.3 million in an issued LOC with remaining availability under the Revolver of $124.7 million. The commitment fee on the unused portion of the Revolver is 0.50% per year. At September 30, 2013, we had interest rate caps and a swaption with notional amounts of $341.0 million and $175.0 million, respectively. We use the interest rate caps and swaption as a hedge to the cash flow risk related to the variability in interest rate payments.

The Term Loan and Revolver contain customary events of default and covenants, including among other things, financial covenants, covenants that restrict our and our subsidiaries’ ability to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or consolidations, and make investments. Financial covenants that must be maintained include an Interest Expense Coverage Ratio and a Total Leverage Ratio as defined in the credit agreement. Non-compliance with the Interest Expense Coverage Ratio or the Total Leverage Ratio could result in the requirement to immediately repay all amounts outstanding under the Term Loan and Revolver and the termination of all commitments under the Revolver. These ratios are based on EBITDA, adjusted to conform to requirements of our credit agreement, or Pro Forma Adjusted EBITDA.

The Interest Expense Coverage Ratio is calculated by dividing Pro Forma Adjusted EBITDA by consolidated interest expense (as defined in our credit agreement), both as measured on a trailing four-quarter basis preceding the measurement date. The Total Leverage Ratio is calculated by dividing the unpaid principal balance associated with debt as presented in our consolidated balance sheet excluding the debt related to master repurchase agreements by Pro Forma Adjusted EBITDA as measured on a trailing four-quarter basis preceding the measurement date. Consolidated interest expense (as defined in our credit agreement) consists of pro forma cash interest expense on the Term Loan and convertible senior subordinated notes. Pro forma calculations are made whenever there is the incurrence of additional debt and the pro forma calculation will continue for the subsequent four-quarters. The consolidated interest expense is calculated as if the unpaid principal balance of the Term Loan and convertible senior subordinated notes as of the measurement date were outstanding for the trailing four-quarters preceding the measurement date. Consolidated interest expense also includes interest expense on other debt and cash paid for LOC and Revolver fees. Beginning on March 31, 2013, the Term Loan and Revolver require a minimum Interest Expense Coverage Ratio of 2.25:1.00 increasing to 2.50:1.00 by the end of 2015, and allows for a maximum Total Leverage Ratio of 5.00:1.00 being reduced over time to 4.00:1.00 by the end of 2015.

Adjusted EBITDA represents income before income taxes, depreciation and amortization, interest expense on corporate debt, transaction and integration related costs, the net effect of the Non-Residual Trusts and certain other non-cash income and expense items. Adjusted EBITDA includes both cash and non-cash gains from forward mortgage origination activities. Adjusted EBITDA excludes the impact of the adoption of fair value accounting and includes cash gains for reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a means of evaluating our core operating performance. The definition of Adjusted EBITDA differs from the definition of Pro Forma Adjusted EBITDA in our Term Loan primarily in that it excludes pro forma adjustments for the projected EBITDA of certain acquisitions and includes non-cash gains from forward mortgage origination activities.

We believe Adjusted EBITDA, Pro Forma Adjusted EBITDA, Interest Expense Coverage Ratio and Total Leverage Ratio provide investors with additional information to measure our performance and evaluate our ability to service indebtedness. Adjusted EBITDA, Pro Forma Adjusted EBITDA, Interest Expense Coverage Ratio and Total Leverage Ratio are not presentations made in accordance with GAAP and use of these terms may vary from other companies in our industry. Adjusted EBITDA and Pro Forma Adjusted EBITDA should not be considered as alternatives to (1) net income (loss) or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Adjusted EBITDA and Pro Forma Adjusted EBITDA have important limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. In addition, Adjusted EBITDA and Pro Forma Adjusted EBITDA allow the Company to add back certain non-cash, one-time or unusual charges or costs that are deducted in calculating net income. Such definitions allow the Company to add back charges resulting from matters that we may not consider indicative of the Company’s ongoing performance. However, these are expenses that may recur, vary greatly, and are difficult to predict. In addition, certain of these expenses can represent reductions of cash that could be used for other corporate purposes. Because of these limitations, Adjusted EBITDA and Pro Forma Adjusted EBITDA should not be considered as measures of discretionary cash available to the Company to invest in the growth of its business. They should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Provided below is a reconciliation of our income before taxes, which is a GAAP measure of our operating results, to Adjusted EBITDA and to Pro Forma Adjusted EBITDA for the twelve months ended September 30, 2013 (in thousands):

For the Twelve Months Ended September 30, 2013
Income before income taxes	$350,852
Add:
Depreciation and amortization	65,051
Interest expense	112,225

EBITDA	528,128
Add:
Losses on extinguishment of debt	48,579
Share-based compensation expense	12,788
Provision for loan losses	7,596
Transaction and integration-related costs	32,114
Residual Trusts cash flows (1)	6,610
Fair value to cash adjustments for reverse loans	20,161
Other (2)	12,740

Sub-total	140,588
Less:
Amortization and fair value adjustments of servicing rights	(23,335)
Non-cash interest income	(16,966)
Net impact of Non-Residual Trusts (3)	(1,428)

Sub-total	(41,729)

Adjusted EBITDA	626,987
Servicing rights capitalized upon transfers of loans and unrealized gains on loans originated	(189,972)
Pro forma acquisition adjustments (4)	120,488

Pro Forma Adjusted EBITDA	$557,503

(1)	Represents cash flows in excess of overcollateralization requirements that have been released to us from the Residual Trusts.
(2)	Represents other cash and non-cash non-recurring adjustments included in our income before income taxes.
(3)	Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans included in our income before income taxes.
(4)	Represents pro forma adjustments associated with servicing rights and permitted acquisitions as if they had occurred at the beginning of the twelve-month period, or October 1, 2012. The pro forma adjustment is decreased after each acquisition’s purchase date as actual results are recorded. The adjustments are principally related to the acquisitions of the ResCap net assets and the BOA assets. We calculate the pro forma adjustment based on our pricing model, and use it to measure the impact to our Adjusted EBITDA had we acquired such assets at the beginning of the period. The pro forma adjustment is calculated in a manner consistent with Article 11 of Regulation S-X, subject to additional adjustments for cost synergies. The actual performance of the acquired assets after the date of the acquisition could likely differ from the assumed performance under our pricing model (and such differences could be material), and will be reflected through actual Adjusted EBITDA results.

Interest Expense Coverage and Total Leverage Ratios

Provided below are the Interest Coverage Ratio and the Total Leverage Ratio calculated at September 30, 2013:

	Term Loan Covenant Requirement	Actual
Interest Expense Coverage Ratio (1) — equal to or greater than	2.25:1.00	4.98
Total Leverage Ratio (2) — equal to or less than	5.00:1.00	3.59

(1)	Represents Pro Forma Adjusted EBITDA divided by consolidated interest expense as defined in our credit agreement.
(2)	Represents debt as defined in our credit agreement) divided by Pro Forma Adjusted EBITDA.

Residual and Non-Residual Trusts

The cash proceeds from the repayment of the collateral held in the Residual and Non-Residual Trusts are owned by the trusts and serve to only repay the obligations of the trusts unless, for the Residual Trusts, certain overcollateralization or other similar targets are satisfied, in which case, the excess cash is released to us assuming no triggering event has occurred.

The Residual Trusts, with the exception of WIMC Capital Trust 2011-1, or Trust 2011-1, contain delinquency and loss triggers, that, if exceeded, allocate any excess cash flows to paying down the outstanding mortgage-backed notes for that particular trust at an accelerated pace. Assuming no servicer triggering events have occurred and the overcollateralization targets have been met, any excess cash from these trusts is released to us. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by us, until all amounts due on the senior notes are fully paid.

Since January 2008, Mid-State Capital Corporation 2006-1 Trust has exceeded its delinquency and cumulative loss rate triggers and has not provided any excess cash flow to us. In addition, from September 2012 to February 2013, Mid-State Capital Corporation 2005-1 Trust exceeded its delinquency rate trigger. At March 2013, the delinquency rate for Trust 2005-1 was cured and remains cured at September 30, 2013 allowing residential cash flows to now flow to us. Provided below is a table summarizing the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts:

	Delinquency Trigger	Delinquency Rate		Cumulative Loss Trigger	Cumulative Loss Rate
		September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
Mid-State Trust IV	(1)	—	—	10.00%	4.37%	4.34%
Mid-State Trust VI	8.00%	2.84%	2.74%	8.00%	5.35%	5.33%
Mid-State Trust VII	8.50%	2.98%	3.07%	1.50%	1.23%	0.60%
Mid-State Trust VIII	8.50%	3.39%	2.69%	1.50%	0.98%	0.48%
Mid-State Trust X	8.00%	3.52%	3.77%	8.00%	7.49%	7.32%
Mid-State Trust XI	8.75%	3.43%	4.08%	8.75%	6.40%	6.05%
Mid-State Capital Corporation 2004-1 Trust	8.00%	4.39%	6.13%	7.00%	3.58%	3.24%
Mid-State Capital Corporation 2005-1 Trust	8.00%	7.08%	8.21%	6.50%	4.26%	3.82%
Mid-State Capital Corporation 2006-1 Trust	8.00%	9.28%	10.52%	6.00%	7.76%	6.95%
Mid-State Capital Corporation 2010-1 Trust	10.50%	9.05%	9.92%	5.50%	2.37%	1.32%
WIMC Capital Trust 2011-1	(1)	—	—	(1)	—	—

(1)	Relevant trigger is not applicable per the underlying trust agreements.

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations, as of September 30, 2013, from amounts previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

In January 2013 we borrowed $825.0 million on our First Incremental Amendment to our Term Loan. The net proceeds from our First Incremental Loan were used to partially fund the ResCap net assets acquisition and the BOA asset purchase.

In June 2013 we borrowed $200.0 million on our Second Incremental Amendment to our Term Loan. The net proceeds from our Second Incremental Loan were used to increase liquidity, fund working capital requirements related to our mortgage origination business and for other general corporate purposes.

In July 2013, we borrowed $50.0 million on our Third Incremental Amendment to our Term Loan, which in conjunction with the First Incremental Loan and the Second Incremental Loan, increased our future cash obligation related to our Term Loan to $1.7 billion at September 30, 2013. The net proceeds from our Third Incremental Loan were used to increase liquidity, fund working capital requirements related to our mortgage origination business and for other general corporate purposes.

We are required to pay 5% of the debt balance of our Term Loan and incremental loans on an annual basis beginning in the fourth quarter of 2012 in equal quarterly installments and the remainder at the maturity date of November 28, 2017.

During the nine months ended September 30, 2013, we entered into additional master repurchase agreements with an aggregate borrowing capacity of $2.1 billion to support further growth of our originations operations. At September 30, 2013, we had $2.3 billion in total borrowing capacity under these master repurchase agreements and $1.4 billion in borrowings outstanding. As part of our originations activities, we have unfunded commitments of $4.7 billion at September 30, 2013. Refer to Note 22 in the Notes to Consolidated Financial Statements for further discussion regarding unfunded commitments.

Sources and Uses of Cash

The following table sets forth selected consolidated cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2013	2012
Cash flows provided by (used in) operating activities	$(2,040,474)	$49,109
Cash flows provided by (used in) investing activities	(3,035,002)	189,238
Cash flows provided by (used in) financing activities	5,038,777	(218,160)

Net increase (decrease) in cash and cash equivalents	$(36,699)	$20,187

Operating Activities

Net cash used in operating activities was $2.0 billion for the nine months ended September 30, 2013 as compared to $49.1 million in net cash provided by operating activities for the same period of the prior year. The primary sources of cash from operating activities in the prior year were the income generated from our servicing operations, our insurance business and the net interest spread from our forward residential loan portfolio carried at amortized cost and in the current year, our originations activities. The net cash used in operating activities in the current year was primarily due to the ramp up of our originations activities, which resulted in $11.4 billion used in purchases and originations of residential loans, partially offset by $10.3 billion in proceeds from sales of and payments on residential loans.

Investing Activities

Our cash flows from investing activities primarily include payments received on our residential loans held for investment, cash proceeds from the sale of real estate owned offset by cash paid to acquire businesses, net of cash acquired, and purchases and originations of residential loans held for investment. Net cash used in investing activities was $3.0 billion for the nine months ended September 30, 2013 as compared to $189.2 million in net cash provided by investing activities for the same period of the prior year. For the nine months ended September 30, 2013, the primary uses of cash were $2.4 billion for purchases and originations of reverse loans held for investment, $478.1 million in payments for the acquisitions of the ResCap net assets and the Ally Bank net assets, and $560.9 million in acquisitions of servicing rights, including the BOA asset purchase. During the same period, the primary sources of cash provided by investing activities were the principal payments received on our reverse and forward loans held for investment of $373.2 million.

For the nine months ended September 30, 2012, the primary sources of cash provided by investing activities were the principal payments received on our forward loans held for investment of $119.9 million, a decrease in restricted cash and cash equivalents of $52.0 million, net cash proceeds from the sales of real estate owned of $12.8 million, and payments received on receivables related to Non-Residual trusts of $12.7 million.

Financing Activities

Our cash flows from financing activities include proceeds from the issuance of and payments on corporate debt, HMBS related obligations, master repurchase agreements, servicing advance facilities and mortgage-backed debt. Net cash provided by financing activities was $5.0 billion for the nine months ended September 30, 2013 as compared to $218.2 million in net cash used in financing activities for the same period of the prior year. For the nine months ended September 30, 2013, the primary sources of cash were $1.1 billion in issuance of corporate debt, net of debt issuance costs, $2.6 billion in proceeds from securitizations of reverse loans, $734.0 million in issuances of servicing advance liabilities, net of related payments, and $1.1 billion in net borrowings of master repurchase agreements which support our purchases and originations of loans held for sale and reverse loan activities as presented in the statements of cash flows within the operating and investing sections, respectively. During the same period, the primary uses of cash for financing activities were $270.4 million in payments on HMBS related obligations, $150.3 million in payments on mortgage-backed debt and $62.1 million in payments on corporate debt.

For the nine months ended September 30, 2012, the primary uses of cash were $143.7 million in payments on mortgage-backed debt and $64.6 million in payments on corporate debt.

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

We do not currently own residual interests in the Non-Residual Trusts and we consider our credit risk with regard to these trusts to be insignificant. However, we have assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to a certain amount of credit risk associated with the purchased residential loans when the calls are exercised. We expect to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $419.0 million.

We are subject to credit risk associated with forward and reverse loans that we purchase and originate during the period of time prior to the transfer of these loans. We consider our credit risk associated with these loans to be insignificant as the market for these loans continues to be highly liquid.

We also assume credit risk as issuer of GNMA HMBS. Our credit risk relates to our obligation to repurchase reverse loans out of GNMA securitization pools once they reach certain limits as established by the FHA. Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated in accordance with program requirements. Although these loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However, we consider these amounts to be insignificant. As a result of minimal severity, credit risk associated with Non-Residual Trusts, forward and reverse loans prior to transfer, and repurchased reverse loans are not discussed further in this section.

At September 30, 2013, the carrying value of our residential loan portfolio that exposes us to credit risk was $1.4 billion. These residential loans, which are accounted for at amortized cost, consist of forward loans held by the consolidated Residual Trusts and unencumbered forward loans. These loans are held by our Loans and Residuals and Asset Receivables Management segments. The carrying value of residential loans and other collateral of the Residual Trusts total $1.5 billion and is permanently financed with $1.2 billion of mortgage-backed debt. Our net credit exposure of $260.9 million associated with the Residual Trusts, which is calculated as the difference between the assets and liabilities of these VIEs, approximates our residual interests in these trusts.

The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans with an average loan-to-value, or LTV, ratio at origination of approximately 90.4% and an average refreshed borrower credit score, or FICO score, of 597. While we feel that our underwriting and due diligence with regard to these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

The information provided below consists of data for the residential loan portfolio owned by our Loans and Residual and Asset Receivables Management segments and for which we are subject to credit risk as explained above.

	September 30, 2013	December 31, 2012
Total number of residential loans outstanding (1)	30,334	31,512
Principal balance of residential loans outstanding (in thousands)	$1,571,694	$1,662,183
Delinquencies as a percent of amounts outstanding:
30-59 days	1.24%	1.53%
60-89 days	0.53%	0.85%
90 days or more	4.18%	4.63%

Total	5.95%	7.01%

Number of residential loans on non-accrual status (in thousands)(2)	1,000	1,130
Principal balance of residential loans outstanding in non-accrual status (in thousands)(2)	$64,876	$76,990
Allowance for loan losses (in thousands)	$17,150	$20,435
Weighted average LTV ratio	90.42%	90.44%
Weighted average refreshed FICO score	597	595

(1)	The majority of the residential loans to which the Company is exposed to credit risk were originated prior to 2005 and are collateralized by property located primarily in the south and southeastern United States, with the largest concentration in Texas.
(2)	Loans are placed in non-accrual status due to contractual principal and interest payments being past due 90 days or more.

Off-Balance Sheet Arrangements

We have interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of the VIEs. In addition, we have interests in forward and reverse loans in our capacity as servicer that have been transferred as a sale or accounted for as a secured borrowing. Refer to Note 4 in the Notes to Consolidated Financial Statements for further information.

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

As of September 30, 2013 a majority of our assets and liabilities measured at fair value on a recurring and non-recurring basis were valued using significant unobservable (Level 3) inputs, and comprised 59% and 57% of total assets and total liabilities recorded on the consolidated balance sheet, respectively.

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

We elected to measure all reverse mortgage assets and liabilities and residential loans held for sale as well as servicing rights related to a risk-managed loan class at fair value. For all other assets and liabilities, the Company does not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as they are acquired or incurred. The Company elected to measure at fair value residential loans, receivables and mortgage-backed debt associated with the Non-Residual Trusts. The fair value option was elected for these assets and liabilities as we believe fair value best reflects the expected future economic performance of these assets and liabilities. We also record at fair value IRLCs, forward sales commitments, and mortgage-backed security, or MBS, purchase commitments associated with forward loans held for sale. Refer to Note 6 in the Notes to Consolidated Financial Statements for further information.

Considerable judgment is used in forming conclusions in estimating inputs to our internal valuation models used to estimate our Level 3 fair value measurements. Level 3 inputs such as, but not limited to, conditional prepayment rate, conditional repayment rate, conditional default rate, loss severity, average life assumptions and loan funding probability are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, our estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

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

We identify classes of servicing rights based upon the availability of market inputs used in determining their fair values and our planned risk management strategy associated with the servicing rights. Based upon these criteria, we have identified three classes of servicing rights: a risk-managed forward loan class, or the risk-managed loan class, a forward loan class and a reverse loan class. Servicing assets associated with the forward loan class and the reverse loan class are amortized based on expected cash flows in proportion to and over the life of net servicing income. Amortization is recorded in net servicing revenue and fees in the consolidated statements of comprehensive income. Forward and reverse loan classes are stratified by product type and compared to the estimated fair value on a quarterly basis. Impairment is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the amount, if any, by which the carrying value of the servicing rights for a given stratum exceeds its fair value. Any fair value in excess of the carrying value for a given stratum is not recognized. We recognize a direct impairment to the servicing asset when the recoverability of the valuation allowance is determined to be unrecoverable.

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

Changes in these assumptions are generally expected to affect our results of operations as follows:

•	Increases in prepayments of principal generally reduce the value of our servicing rights as the underlying loans prepay faster, which causes accelerated servicing right amortization or declines in the fair value of servicing rights;

•	Increases in defaults generally reduce the value of our servicing rights as the cost of servicing increases during the delinquency period due primarily to increases in servicing advances and related interest expense, which is partially offset by increases in ancillary fees; and

•	Increases in discount rate reduce the value of our servicing rights due to the lower overall net present value of the cash flows.

Curtailment Liability

We are required to service our portfolio of loans on behalf of third parties in accordance with certain regulations established by HUD and GSEs. In certain instances in which servicing requirements are not followed or certain timelines are missed, referred to as servicing errors, we are potentially exposed to a curtailment of interest that results in an obligation to the investor in the loans or to HUD depending on facts and circumstances surrounding the servicing error. We account for our obligation for servicing errors as loss contingencies, and accruals for expected losses are recorded when the losses are deemed both probable and able to be reasonably estimated. We believe we have adequately accrued for these potential liabilities, however, facts and circumstances may change that could cause the actual liabilities to exceed the estimates, or that may require adjustments to the recorded liability balance in the future. Refer to Note 22 in the Notes to the Consolidated Financial Statements for further information related to servicing errors.

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

Interest Rate Risk

Loans Held for Sale and IRLCs

We are subject to interest rate and price risk on forward loans held for sale during the short time from the loan funding date until the date the loan is sold into the secondary market. IRLCs represent an agreement to extend credit to a mortgage loan applicant and to purchase loans from a third-party originator, whereby the interest rate of the loan is set prior to funding or purchase. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Loan commitments generally range from 35 to 50 days from lock to funding, and our holding period of the mortgage loan from funding to sale is typically less than 20 days.

An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates that affect the value of our IRLCs and forward loans held for sale. The derivatives utilized to hedge the interest rate risk are forward sales commitments, which are forward sales of agency “to be announced” securities, or TBAs. These TBAs are primarily used to fix the forward sales price that will be realized upon the sale of the mortgage loans into the secondary market.

Prepayment Risk

Servicing Rights

The servicing rights that we have elected to carry at fair value are subject to prepayment risk as the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. Consequently, the value of these servicing rights generally tend to diminish in periods of declining interest rates (as prepayments increase) and tend to increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics.

Consumer Credit Risk

We sell our loans on a nonrecourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The outstanding unpaid principal balance of loans sold by us represents the maximum potential exposure related to representation and warranty provisions.

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

Counterparty Credit Risk

We are exposed to counterparty credit risk from the inability of counterparties to our forward loan and mortgage backed security purchase and loan sale agreements to meet the terms of those agreements. We minimize this risk through monitoring procedures and collateral requirements.

Sensitivity Analysis

The following table summarizes the estimated change in the fair value of our servicing rights carried at fair value and residential loans held for sale and related derivatives given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	September 30, 2013 Change in Fair Value		September 30, 2013 Change in Fair Value
	Down 25 bps	Up 25 bps	Down 50 bps	Up 50 bps
Increase (decrease) in assets
Residential loans held for sale	18,612	(21,427)	46,094	(45,129)
Servicing rights carried at fair value	(65,834)	67,278	(129,195)	133,289
Other assets (derivatives)	34,586	(40,878)	82,191	(89,311)

Total change in assets	$(12,636)	$4,973	$(910)	$(1,151)

Increase (decrease) in liabilities
Payables and accrued liabilities (derivatives)	53,560	(62,193)	133,862	(131,464)

Total change in liabilities	53,560	(62,193)	133,862	(131,464)

Net change	$(66,196)	$67,166	$(134,772)	$130,313

We used September 30, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

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

(b) Changes in Internal Control over Financial Reporting

As previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, management identified a material weakness in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of December 31, 2012 related to the accounting for significant and unusual transactions.

Beginning in the quarter ended December 31, 2012, and through September 30, 2013 (including the quarter ended September 30, 2013), the Company has taken the following steps, and made the following material changes in response to the previously identified material weakness in the Company’s internal control over financial reporting:

•	Hiring a Senior Vice President responsible for overseeing accounting policy and reporting related to significant asset acquisitions and business combinations;

•	Hiring professionals responsible for accounting controls and information technology accounting systems;
•	Increasing accounting and finance staffing levels by hiring personnel qualified to review complex accounting transactions;
•	Enhancing the use of third party subject matter specialists for accounting transactions and related financial statement reporting treatment for significant and unusual transactions where we may not have in-house experience or expertise in those matters;
•	Implementing a more robust and documented framework regarding the processes and controls specific to significant and unusual transactions including significant asset acquisitions and business combinations; and
•	Reorganizing the accounting and finance function to more formally create a division of performance and review that allow us to more timely and effectively evaluate and conclude on significant and unusual transactions.

The steps and changes described above have been taken under the oversight of the Company’s Audit Committee.

Except as described above, there were no other changes in the Company’s internal control over financial reporting that occurred during the three month period ended September 30, 2013 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 24, 2013, a putative shareholder class action complaint was filed in the United States District Court for the Middle District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Cummings, et al. v. Walter Investment Management Corp., et al., 8:13-cv-01916-JDW-TBM. The complaint asserted federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims were asserted against the individual defendants under Section 20(a) of the Exchange Act. The complaint alleged that between May 9, 2012 and June 6, 2013 the Company and the individual defendants made material misstatements or omissions about the integrity of the Company’s financial reporting, including the reporting of expenses associated with certain financing transactions, and the liabilities associated with the Company’s acquisition of RMS. The complaint sought unspecified damages on behalf of the individuals or entities which purchased or otherwise acquired the Company’s securities from May 9, 2012 through June 6, 2013. On October 2, 2013 the plaintiff in the action filed a Notice of Voluntary Dismissal Without Prejudice. On October 3, 2013, the Court dismissed the action without prejudice and directed the clerk to close the case.

On October 2, 2013, the Company received a subpoena from the U.S. Department of Housing and Urban Development, Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on Home Equity Conversion Mortgage Loans serviced or subserviced by RMS and (ii) RMS’ contractual arrangements with a third-party vendor for the management and disposition of REO properties. The Company is responding to the subpoena and at this stage does not have sufficient information to make an assessment of the outcome or impact of HUD’s investigation.

In response to a Civil Investigative Demand, or CID, from the Federal Trade Commission, or FTC, issued in November 2010 and a CID from the Consumer Financial Protection Bureau, or CFPB, in September 2012, Green Tree has produced documents and other information concerning a wide range of its operations. On October 7, 2013, the CFPB notified Green Tree that the CFPB’s staff is considering recommending that the CFPB take action against Green Tree for alleged violations of various federal consumer financial laws. Because the Company has not been provided with any specific information as to the nature of any alleged violations, the Company does not have sufficient information to make an assessment of the existence, nature, outcome or impact of any such violations.

For a description of additional legal proceedings, see Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, and in Part II, Item 1A. “Risk Factors,” in our Quarterly Reports on Form 10-Q for the first and second quarters of 2013 filed on May 10, 2013 and August 8, 2013, respectively, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as noted below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 and in our Quarterly Reports on Form 10-Q for the first and second quarters of 2013 filed on May 10, 2013 and August 8, 2013, respectively.

The Consumer Financial Protection Bureau, or the CFPB, is becoming more active in its monitoring of the mortgage origination and servicing sectors. New rules and regulations and/or more stringent enforcement of existing rules and regulations by the CFPB could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

The CFPB, a federal agency established pursuant to the Dodd-Frank Act, officially began operation on July 21, 2011. The CFPB is charged, in part, with enforcing laws involving consumer financial products and services, including mortgage finance and servicing and reverse mortgages, and is empowered with examination and rulemaking authority. While the full scope of the CFPB’s rulemaking and regulatory agenda relating to the mortgage servicing industry is unclear, it is apparent that the CFPB has taken a very active role. For example, the CFPB issued guidelines on October 13, 2011 and January 11, 2012 indicating that it would send examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected.

The Dodd-Frank Act establishes new standards and practices for mortgage originators, another potential growth area for our business, including determining prospective borrower’s abilities to repay their mortgages, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Final regulations regarding such “ability to repay” and other standards and practices were adopted by the CFPB on January 10, 2013, amended on September 13, 2013 and take effect in January 2014. Before originating a mortgage loan, lenders must determine on the basis of certain information and according to specified criteria that the prospective borrower has the ability to repay the loan. Lenders that issue loans meeting certain heightened underwriting requirements will be presumed to comply with the new rule with respect to these loans. In addition, our ability to enter into asset-backed securities transactions in the future may be impacted by the Dodd-Frank Act and other proposed reforms related thereto, the effect of which on the asset-backed securities market is currently uncertain.

On January 17, 2013, the CFPB issued final rules amending Regulation X, which implements the Real Estate Settlement Procedures Act, and Regulation Z, which implements the Truth in Lending Act. These final rules implement provisions of the Dodd-Frank Act regarding mortgage loan servicing including periodic billing statements, certain notices and acknowledgements, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, prompt investigation of complaints by borrowers and required additional steps to be taken before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also require servicers to meet certain benchmarks for customer service. In addition, this final rule addresses servicers’ obligations to, among other things, establish reasonable policies and procedures and provide information about mortgage loss mitigation options to delinquent borrowers. The final rule pertaining to Regulation Z, among other things, amends current rules governing the scope, timing, content and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions and establishes certain requirements relating to billing statements, payment crediting and the provision of payoff statements. These rules take effect on January 10, 2014.

On February 11, 2013, the CFPB issued guidance to mortgage servicers to address potential risks to customers that may arise in connection with transfers of servicing. We have acquired significant servicing and subservicing rights from other servicers during 2012 and the first quarter of 2013 and additional acquisitions of varying sizes are likely to continue. It is the transfer of these acquired servicing rights from the former owner/servicer to the new servicer that is the subject of the CFPB’s recent guidance. The CFPB notes that there are a number of laws applicable to such transfers, including, without limitation, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and prohibitions on unfair, deceptive, or abusive acts or practices. According to the CFPB, if a servicer is determined to have engaged in any acts or practices that are unfair, deceptive, or abusive, or that otherwise violate federal consumer financial laws and regulations, the CFPB will take appropriate supervisory and enforcement actions to address violations and seek all appropriate corrective measures, including remediation of harm to consumers. In light of the significant amount of transfers that the Company has undertaken recently, we may receive additional scrutiny from the CFPB and such scrutiny may result in some or all of the types of actions described above being imposed upon our business.

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

We are highly dependent on U.S. government-sponsored entities, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial position and results of operations.

The U.S. residential mortgage industry in general and our business in particular is highly dependent on GSEs. On a regular basis, we sell residential mortgage loans to GSEs, which include mortgage loans in GSE guaranteed securitizations. In addition, in connection with the acquisition of RMS, we are an approved issuer of HMBS, which are guaranteed by GNMA, or Ginnie Mae, and collateralized by participation interests in HECMs, insured by the FHA. We derive material benefits from our relationships with GSEs and GNMA, as our ability to originate and sell mortgage loans under their programs reduces our credit exposure and mortgage inventory financing costs. In addition, we receive compensation for servicing loans on behalf of the GSEs and GNMA.

There is significant uncertainty regarding the future of Fannie Mae and the Federal Home Loan Mortgage Corporation, or Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. Although the U.S. Treasury Department has committed capital to Fannie Mae and Freddie Mac since they were placed into conservatorship, additional funding may not be provided within the required time periods or the actions of the U.S. Treasury Department may not be adequate for their needs. If such funding is not provided as required, the Federal Housing Finance Agency, or FHFA, would be obligated to place Fannie Mae and Freddie Mac into receivership. Further, Fannie Mae or Freddie Mac could be placed into receivership at the discretion of the FHFA at any time under certain circumstances. If the actions of the U.S. Treasury Department are inadequate or pending repurchase requests by Fannie Mae and Freddie Mac to lenders prove unsuccessful, or if Fannie Mae and Freddie Mac are adversely affected by events such as ratings downgrades, foreclosure problems and delays and problems with mortgage insurers, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. In addition, the future roles of Fannie Mae and Freddie Mac remain uncertain. There are several pending bills and proposals to revamp both Fannie Mae and Freddie Mac. Their roles could be significantly reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. Solvency concerns have also recently been raised regarding the FHA. The elimination of the traditional roles of Fannie Mae, Freddie Mac or the FHA could adversely affect our business and results of operations.

Any discontinuation of, or significant reduction in, the operation of these GSEs or any significant adverse change in the level of activity of these GSEs in the primary or secondary mortgage markets or in the underwriting criteria of these GSEs could materially and adversely affect our business, liquidity, financial position and results of operations.

Lender-placed insurance is under increased scrutiny by regulators and, in the event changes are made to current practices, we may incur damages and/or reduced income from commissions for the Green Tree insurance business and/or experience material changes to the revenues derived from our historical insurance business.

Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance to protect the collateral and passes the premium onto the borrower. Walter Investment’s historical practice had been to place the coverage with a third-party carrier, which, in turn, reinsured some of the exposure with Walter Investment Reinsurance Co., Ltd., our wholly-owned subsidiary. This practice ended effective December 31, 2011. Green Tree’s insurance agency acts as an agent for this purpose by placing the insurance coverage with a third-party carrier and for which the agency earns a commission. Both practices have come under the scrutiny of regulators.

On March 29, 2013, the FHFA, as conservator of Fannie Mae and Freddie Mac, published notice in the Federal Register of proposed restrictions on lender-placed insurance practices related to loans purchased or guaranteed by Fannie Mae and Freddie Mac. The proposed restrictions would prohibit loan servicers, such as Green Tree, from receiving, directly or indirectly, remuneration associated with placing insurance coverage on serviced loans. This proposal may restrict Green Tree’s insurance agency from receiving future sales commissions when placing insurance on GSE loans serviced by Green Tree. The FHFA has indicated that it will provide guidance to servicers, including implementation schedules related to the proposed restrictions on lender-placed insurance practices. If Green Tree’s insurance agency were prohibited from receiving such sales commissions, the revenues from its insurance businesses could be significantly reduced or eliminated.

On November 5, 2013, the FHFA announced that it has directed Fannie Mae and Freddie Mac to prohibit servicers from being reimbursed for expenses associated with captive reinsurance arrangements. While Green Tree does not reinsure any of its lender placed insurance and would not be impacted if upcoming guidance to be provided by the FHFA only affects reinsured lender placed insurance, there can be no guarantee that the aligned guidance that Fannie Mae and Freddie Mac will be providing, along with the accompanying implementation schedules, will not adversely affect Green Tree’s insurance revenues.

We cannot be certain that Green Tree’s practice will not be restricted or even prohibited by state regulators. In New York, for example, the New York State Department of Financial Services, or the NY DFS, on September 19, 2013, released proposed regulations that, among other things, would prohibit insurers from: issuing force-placed insurance on mortgaged property serviced by a servicer affiliated with the insurer; paying commissions to a bank or servicer or other parties affiliated with a bank or servicer on force-placed insurance policies obtained by the servicer; paying contingent commissions based on underwriting profitability or loss ratios; and providing free or below-cost, outsourced services to banks, servicers or their affiliates. In addition, the proposed regulations would impose additional notification requirements, prohibit force-placed insurers from exceeding the maximum amount of force-placed coverage on New York properties, require such insurers to refund all force-placed insurance premiums for any period when there is overlapping voluntary insurance coverage, and require such insurers to regularly inform the NY DFS of loss ratios actually experienced. The NY DFS’s proposed regulations follow a number of settlements between the NY DFS and force-placed insurers, including a consent order entered into on March 21, 2013, between Assurant, Inc., a third-party insurance carrier for which Green Tree’s insurance agency acts as an agent, and the NY DFS, concerning lender-placed policies issued by Assurant in New York. Among other things, Assurant agreed that if the NY DFS prohibits all lender-placed carriers from paying compensation to servicers and their affiliates, Assurant will comply with the prohibition. Should the NY DFS’s regulations be adopted and should other states impose restrictions, the revenues from our insurance businesses could be significantly reduced or eliminated.

There may be material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs operated by FHA, HUD, Fannie Mae or Ginnie Mae which could materially adversely affect the reverse mortgage industry as a whole.

The reverse mortgage industry is largely dependent upon GSEs as well as the FHA, HUD and government entities like Ginnie Mae. There can be no guarantee that any or all of the GSEs will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. The FHA, for example, stated in its annual report to Congress on November 16, 2012 and in recent correspondence to U.S. Senator Corker, a member of the Senate Committee on Banking, Housing, and Urban Affairs, that it plans to eliminate the use of FHA’s standard fixed rate reverse mortgage program. On September 3, 2013, the FHA announced changes to the HECM program, pursuant to authority under the Reverse Mortgage Stabilization Act, signed into law on August 9, 2013. The changes impact initial mortgage insurance premiums and principal limit factors, impose restrictions on the amount of funds that senior borrowers may draw down at closing and during the first 12 months after closing, and will require a financial assessment for all HECM borrowers to ensure that they have the capacity and willingness to meet their financial obligations and the terms of the reverse mortgage. In addition, the new changes will require borrowers to set aside a portion of the loan proceeds they receive at closing (or withhold a portion of monthly loan disbursements) for a payment of property taxes and insurance based on the results of the financial assessment. This is expected to reduce volumes and margins. With the exception of new financial assessment requirements and funding requirements for the payment of property charges, the new HECM requirements became effective on September 30, 2013. GSEs’ participation in the reverse mortgage industry also may be subject to economic and political changes that cannot be predicted. Any of the aforementioned circumstances could materially and adversely affect the performance of the RMS business.

Changes in interest rates could lead to increased prepayment rates, which could materially and adversely affect the value of our mortgage servicing rights and could have a material adverse effect on our business, financial position, results of operations or cash flows.

Changes in interest rates are a key driver of the performance of our servicing segment, particularly with respect to portfolios consisting primarily of MSRs related to prime loans, as the values of our MSRs are highly sensitive to changes in interest rates. Historically, the value of MSRs have increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and have decreased when interest rates decline as lower interest rates lead to increased prepayment rates. Interest rates have increased significantly since May 2013, which has led to reduced originations volume and lower margins on originations. From time to time we may use various derivative financial instruments to provide a level of protection against such interest rate risk. However, no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. As a result, substantial volatility in interest rates materially affects our servicing segment, as well as our consolidated financial position, results of operations and cash flows.

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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: November 6, 2013	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2013	By:	/s/ Charles E. Cauthen
Charles E. Cauthen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

10.1	(1)	Amendment No. 5 dated September 5, 2013 to the Registrant’s Credit Agreement dated November 28, 2012.

10.2†	(2)	Separation Agreement dated October 1, 2013 by and between the Registrant and Charles E. Cauthen.

10.3*	(3)	Fifth Amendment to Addendum to Mortgage Selling and Servicing Contract.

31.1	(4)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(4)	Certification by Charles E. Cauthen pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(4)	Certification by Mark J. O’Brien and Charles E. Cauthen pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(4)	XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2013; (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
†	Constitutes a management contract or compensatory plan or arrangement.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 11, 2013.

(2)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2013.

(3)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2013.

(4)	Filed herewith.