Form 10-K
period 2013-12-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2014-02-27
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates, based on the price at which the stock was last sold as of June 30, 2013, was $1.2 billion.

The registrant had 37,388,547 shares of common stock outstanding as of February 18, 2014.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

WALTER INVESTMENT

MANAGEMENT CORP.

FORM 10-K

ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this report, including matters discussed under Part I, Item 1. “Business” and Item 3. “Legal Proceedings” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our current views with respect to certain events that may affect our future performance. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in Part I, Item 1A. “Risk Factors” and in our other filings with the Securities and Exchange Commission, or the SEC.

In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements:

•	local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends in particular;

•	continued uncertainty in the United States, or U.S., home sales market, including both the volume and pricing of sales, due to adverse economic conditions or otherwise;

•	fluctuations in interest rates and levels of mortgage originations and prepayments;

•

risks related to our acquisitions, including our ability to successfully integrate large volumes of assets and servicing rights, as well as businesses and platforms that we have acquired or may acquire in the future into our business, and our ability to obtain approvals required to acquire these assets and servicing rights;

•

risks related to the financing incurred in connection with past or future acquisitions, including our ability to achieve cash flows sufficient to carry our debt and otherwise comply with the covenants of our debt;

•	delay or failure to realize the anticipated benefits we expect to realize from past or future acquisitions including any indemnification rights;

•	our ability to successfully operate the loan originations platforms that we acquired in early 2013 and 2012, which are significantly larger than our prior originations business;

•	the occurrence of anticipated growth of the specialty servicing sector and the reverse mortgage sector;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	our ability to raise capital to make suitable investments to offset run-off in a number of the portfolios we service and to otherwise grow our business;

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

•

our ability to remain qualified as a government-sponsored entity, or GSE, approved seller, servicer or component servicer, including the ability to continue to comply with the GSEs’ respective loan and selling and servicing guides;

•

changes to the Home Affordable Modification Program, or the HAMP, the Home Affordable Refinance Program, or HARP, the Home Equity Conversion Mortgage, or HECM, Program or other similar government programs;

•	loss of our loan servicing, loan origination, insurance agency, and collection agency licenses;

•	uncertainty relating to the status of GSEs;

•	uncertainty related to inquiries from government agencies into servicing, foreclosure, loss mitigation, and lender-placed insurance practices;

•

uncertainties related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs, delays or moratoria in the future or claims pertaining to past practices;

•	unexpected losses resulting from pending, threatened or unforeseen litigation or other third-party claims against the Company;

•	changes in public opinion on mortgage origination, loan servicing and debt collection practices;

•

the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to programs of government-sponsored entities or various regulatory authorities; changes to our insurance agency business, including increased scrutiny by federal and state regulators and GSEs on lender-placed insurance practices and restrictions on our insurance agency’s receipt of commissions on lender-placed insurance;

•

the effect of our risk management strategies, including the management and protection of the personal and private information of our customers and mortgage holders and the protection of our information systems from third-party interference (cyber security);

•	changes in accounting rules and standards, which are highly complex and continuing to evolve in the forward and reverse servicing and originations sectors;

•	uncertainties relating to interest curtailment obligations and any related financial and litigation exposure;

•	the satisfactory maintenance of effective internal control over financial reporting and disclosure controls and procedures;

•	our continued listing on the New York Stock Exchange, or the NYSE; and

•	the ability or willingness of Walter Energy, Inc., or Walter Energy, our prior parent, and other counterparties to satisfy material obligations under agreements with us.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business.

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

PART I

ITEM 1.	BUSINESS

Our Company

We are a fee-based services provider to the residential mortgage industry focused on providing servicing for reverse mortgage loans and credit- sensitive forward mortgage loans. The terms “Walter Investment,” the “Company,” “we,” “us” and “our” as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries. We are a Maryland corporation incorporated in 1997. Our business was established in 1958 and previously operated as the financing business of Walter Energy, originating and purchasing residential loans and servicing these loans to maturity. In April 2009, we were spun off from Walter Energy, merged with Hanover Capital Mortgage Holdings, Inc., or Hanover, a real estate investment trust, or REIT, qualified as a REIT, and began to operate our business as an independent, publicly traded company. Since the spin-off, we have significantly grown our servicing and originations businesses through a number of significant acquisitions, including the acquisitions of Reverse Mortgage Solutions, Inc., or RMS, and Security One Lending, or S1L, in 2012, and the Residential Capital LLC, or ResCap, and Bank of America, National Association, or BOA, portfolio acquisitions in early 2013, each of which is described in greater detail below under “Recent and Other Developments.” In addition, we acquired Marix Servicing, LLC, or Marix, a high-touch specialty mortgage servicer, in 2010, and GTCS Holdings LLC, or Green Tree, a leading independent, fee-based business services company providing high-touch, third-party servicing of credit-sensitive consumer loans, in 2011. As a result of the Green Tree acquisition, we no longer qualified as a REIT. We operate throughout the United States, or U.S.

Throughout this Annual Report on Form 10-K, references to “residential loans” refer to residential mortgage loans, including forward mortgage loans, reverse mortgage loans and participations, and residential retail installment agreements, which include manufactured housing loans, and references to “borrowers” refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements. Forward mortgage loans and residential retail installment agreements are collectively referred to as “forward loans” or “forward mortgages.” Reverse mortgage loans and participations are collectively referred to as “reverse loans” or “reverse mortgages.”

Our business provides servicing to the forward residential loan market for several product types including agency or non-agency and first and second lien and manufactured housing loans. Our specialty servicing business focuses on credit-sensitive residential mortgages (i.e. loans that are delinquent or more operationally intensive to support). We also service reverse mortgage loans and higher credit-quality performing forward mortgage loans. We operate several other related businesses which include managing a mortgage portfolio of credit-challenged, non-conforming residential loans; an insurance agency serving residential loan customers; a post charge-off collection agency; and a fully integrated loan originations platform. The originations platform currently focuses on retention and recapture activities for our servicing portfolio through our consumer retention channel, but it also enables us to maintain sizable operations in the consumer retail and correspondent lending channels. We expect to operate the originations business under the name Ditech in 2014. These supplemental businesses will continue to allow us to leverage our core servicing capabilities and customer base to generate ancillary revenue streams.

As of December 31, 2013, we serviced approximately 2.1 million mortgage loans with approximately $218.0 billion in unpaid principal balance making us one of the top four non-bank mortgage servicers in the U.S. Our servicing portfolio significantly expanded throughout 2013 as a result of our servicing asset acquisitions, the most significant of which were our $126.7 billion of bulk portfolio acquisitions from ResCap and BOA in early 2013, and our other bulk and flow servicing asset acquisitions, which contributed an additional $17.4 billion to our servicing portfolio. In 2013, we also materially expanded our originations of forward mortgages concurrent with the servicing portfolio acquisition from ResCap as we also purchased its capital markets platform and its national originations platform. Our originations capabilities serve as a means both to replenish run-off in our servicing portfolio arising from prepayments and repayments and to grow our business. We added $5.9 billion to our servicing portfolio through forward loans originated by our consumer retail and correspondent lending channels. The consumer lending channel is comprised of both our consumer retail channel and our consumer retention channel.

We also have a reverse mortgage business that primarily focuses on the origination, securitization and servicing of reverse mortgage loans and also provides other ancillary services for the reverse mortgage market. Our reverse mortgage platform was launched in the fourth quarter of 2012 following the acquisitions of RMS and S1L.

Our businesses employ market leading technology by leveraging third party systems where standardization is key and proprietary systems where superior functionality, flexibility and time to market are critical to provide best in class regulatory compliance, customer experience and credit performance. The majority of our proprietary systems have been built over the past several years by a large team of Information Technology professionals using the latest development techniques and technologies to ensure our systems are effective and secure. In-house developed proprietary systems are leveraged for customer service, default management, data modeling and reverse mortgage originations and servicing.

We manage our Company in six reportable segments: Servicing, Originations, Reverse Mortgage, Assets Receivables Management, Insurance, and Loans and Residuals. A description of the business conducted by each of these segments and key financial highlights are provided below:

Servicing — Our Servicing segment services loans where we own the servicing right and on behalf of other servicing right or mortgage loan owners, which we refer to as “sub-servicing.” These servicing activities are performed on a fee-for-service basis and involve the management (e.g., calculation, collection, remittance) of mortgage payments, escrow accounts, and insurance claims, as well as the administration of foreclosure procedures, preservation and disposal of real estate owned, and the management and collection of associated servicing advance receivables. We also manage loan modification programs for borrowers experiencing temporary hardships by providing short-term interest rate reductions and/or payment deferrals. We perform servicing operations for various clients, the most significant of which is the Federal National Mortgage Association, or Fannie Mae. Our servicing agreements, including those with GSEs and government entities (e.g. Fannie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac, and the Government National Mortgage Association, or Ginnie Mae) can be terminated at any time without cause by our counterparties. For substantially all of our servicing agreements, termination without cause is subject to a termination fee payable to us upon termination and transferring of servicing. The types of loans we service include forward residential mortgages, manufactured housing and consumer installment loans and contracts. In 2013, our servicing revenues from Fannie Mae constituted approximately 27% of our total revenues.

The owner of servicing rights acts on behalf of loan owners and has the contractual right to receive a stream of cash flows (expressed as a percentage of unpaid principal balance) in exchange for performing specified servicing functions and temporarily advancing funds to cover payments on delinquent or defaulted mortgages. As a sub-servicer we earn a contractual fee on a per-loan basis and the right to any ancillary fees, and we are reimbursed for any servicing advances we make on delinquent or defaulted mortgages generally in the following month. We also earn incentives for exceeding pre-defined performance hurdles in servicing various loan portfolios as well as modification fees and other program specific incentives such as HAMP. We sub-service for money center banks that do not have the infrastructure or personnel to perform high-touch specialty servicing.

We generally perform specialty servicing activities utilizing a “high-touch” model to establish and maintain borrower contact and facilitate loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes. Under certain circumstances, we offer loss-mitigation options that include loan modification through the use of federally-sponsored loan modification programs such as the Home Affordable Modification Program, or HAMP. When loan modification and other efforts are unable to cure a default, we seek to avoid foreclosure and timely acquire and/or liquidate the property securing the mortgage loan, where possible. We also pursue alternative property resolutions such as short sales, in which the borrower agrees to sell the property for less than the loan balance and the difference is forgiven, and deeds-in-lieu of foreclosure, in which the borrower agrees to convey the property deed outside of foreclosure proceedings. Our specialty servicing fees typically include a base servicing fee and activity-based fees for the successful completion of default-related services.

We have grown our servicing portfolio through our servicing rights acquisitions supplemented by the organic mortgage loan production in our consumer lending and correspondent lending businesses.

The value of our servicing right asset is based on the expected present value of the stream of servicing-related cash flows from a loan and is dependent on market interest rates and prepayment speeds. Operating results for our servicing business depend in part on our ability to effectively manage interest rate and prepayment risks. Generally, a rising interest rate environment drives a decline in prepayment speeds and thus increases the value of servicing rights, while a declining interest rate environment drives increases in prepayment speeds and thus reduces the value of servicing rights.

Originations — Our Originations segment originates and purchases forward mortgage loans, which we generally sell to third parties while retaining the servicing rights. Due to our consumer direct originations capabilities, we believe we are well-positioned to “recapture” loans within our existing servicing portfolio where borrowers are pursuing a refinancing. Without our originations platform, these loans would likely be refinanced through a new lender, reducing the size of our servicing portfolio and depriving us of the continued stream of servicing fees from these loans. The ability to manufacture high quality, low cost servicing rights for our core servicing business, in addition to the ongoing diversified revenue stream for this business, represents a key element of our strategic plan. Our originations capabilities serve as a means to replenish run-off in our servicing portfolio from prepayments and repayments. Our originations platform has focused on retention and recapture opportunities created by the government-sponsored HARP program, however our intent is to ramp up consumer retail lending and correspondent lending in the future. The extension of HARP to December 31, 2015 is expected to provide attractive originations opportunities by enabling a significant number of customers in our portfolio that are currently ineligible due to their delinquency history over the last 12 months to potentially become eligible during the extension period.

The originations business gained significant breadth, depth and scale through our acquisition of ResCap’s originations platform in early 2013, which is expected to operate under the name Ditech. The Ditech platform provides us with immediate access to a national originations business and positions us well to compete as a top non-bank lender. We experienced strong growth in our originations volumes during the year ended December 31, 2013. At December 31, 2013, our locked originations pipeline stood at $2.2 billion.

The loans we originate are primarily sourced through our consumer retention channel, however, we also maintain the ability to aggregate loans through correspondent lending and consumer retail channels. The loans we fund are generally eligible for sale to one of the government agencies (e.g., Fannie Mae, Freddie Mac), providing an immediate source of liquidity. During the year ended December 31, 2013, substantially all of the forward mortgages sold by our originations segment were purchased by Fannie Mae.

Reverse Mortgage — Our Reverse Mortgage segment primarily focuses on the origination, securitization and servicing of reverse mortgage loans and also includes a mortgage portfolio of federally-insured HECMs. Reverse mortgage originations are generally conducted through our consumer retail and correspondent lending origination channels.

During 2013, we originated and purchased $2.7 billion in unpaid principal balance of new loans. Our Reverse Mortgage segment receives cash proceeds at the time reverse loans are securitized. All of our reverse loans are securitized through the Ginnie Mae II MBS program into Home Equity Conversion Mortgage-Backed Securities, or HMBS. Subsequently, the segment earns net revenue on the net fair value gains on reverse loans and the related HMBS obligations. This segment also performs servicing for third-party investors in reverse loans and provides other ancillary services for the reverse mortgage market.

Asset Receivables Management — Our Asset Receivables Management, or ARM, business performs collections of post charge-off or foreclosure deficiency balances. The fee we earn is based on a percentage of our collections. We are retained by securitization trusts and other third-party asset owners to pursue deficient loan balances when the amount due exceeds the proceeds received from liquidating the collateral.

We view the ARM business as a hedge to our third-party loan servicing segment as revenue opportunities generally increase as the quality and performance of third-party servicing deteriorates. Additionally, we believe the abundance of foreclosures arising from the recent downturn in the U.S. housing market provides an attractive environment for our ARM business to continue to expand.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loans, as well as other ancillary products, through our insurance agency for a commission. Loan owners and securitization trusts require borrowers to maintain insurance coverage to protect the collateral securing the loan. To the extent a borrower fails to maintain the necessary coverage, we are required to ensure insurance is purchased on the owner’s behalf. Though we are licensed nationwide to sell insurance products on behalf of third-party insurance carriers, we neither underwrite insurance policies nor adjudicate claims.

Revenues earned by our Insurance business have historically been aligned with the size of our servicing portfolio. As such, we expect incremental revenue opportunities for the Insurance business as the portfolio increases through organic and inorganic growth. However, recently issued regulations affecting the ability of servicers to earn commissions and fees on lender-placed insurance policies will eliminate a portion of this revenue stream beginning in June 2014.

Loans and Residuals — Our Loans and Residuals business segment consists of residual interests in securitization trusts that are consolidated on our balance sheet as the Residual Trusts, as well as unencumbered residential mortgage loans held in our portfolio. We seek to earn a spread from the interest income we earn on the residential loans less the credit losses we incur on these loans and the interest expense we pay on the mortgage-backed debt issued to finance the loans.

We actively manage the credit risk associated with our Loans and Residuals business through early identification and timely resolution of problem loans, loan loss reserves and charge-off policies. Our capabilities as a high-touch servicer have helped improve asset performance.

Other — Our Other segment primarily consists of securitization trusts which are consolidated variable interest entities, or VIEs, and for which we do not own any residual interests, or the Non-Residual Trusts, corporate debt, an investment management business and intercompany eliminations.

Laws and Regulations

Our business is subject to extensive regulation by federal, state and local authorities. We are required to comply with numerous federal consumer protection and other laws, including, but not limited to:

•	the Gramm-Leach-Bliley Act, which requires initial and periodic communication with consumers on privacy matters and the maintenance of privacy regarding certain consumer data in our possession;

•	the Fair Debt Collection Practices Act, or FDCPA, which regulates the timing and content of communications on debt collections;

•

the Truth in Lending Act, or TILA, and Regulation Z, which regulate mortgage loan origination activities, require certain disclosures be made to mortgagors regarding terms of mortgage financing and regulate certain mortgage servicing activities;

•	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, which collectively regulate the use and reporting of information related to the credit history of consumers;

•	the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit;

•	the Homeowners Protection Act, which requires the cancellation of mortgage insurance once certain equity levels are reached;

•	the Home Mortgage Disclosure Act and Regulation C, which require reporting of certain public loan data;

•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

•	the Servicemembers Civil Relief Act, as amended, which provides certain legal protections and relief to members of the military;

•

the Real Estate Settlement Procedures Act, or RESPA, and Regulation X, which governs certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, transfers, lender-placed insurance, loss mitigation, error resolution, and other customer communications;

•	Regulation AB under the Securities Act, which requires registration, reporting and disclosure for mortgage-backed securities;

•	certain provisions of the Dodd-Frank Act, including the Consumer Financial Protection Act, which among other things, created the CFPB and prohibits unfair, deceptive or abusive acts or practices; and

•	The Federal Trade Commission Act and the FTC Credit Practices Rules.

The CFPB directly influences the regulation of residential mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA, RESPA and the FDCPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.

Title XIV of the Dodd-Frank Act imposes a number of additional requirements on servicers of residential mortgage loans by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by the Dodd-Frank Act and could lead to an increase in lawsuits against mortgage servicers. On January 17, 2013, the CFPB issued final rules amending TILA and RESPA to implement certain mortgage servicing standards set forth by the Dodd-Frank Act and to address other issues identified by the CFPB and later in 2013 amended these rules, which took effect on January 10, 2014. Title XIV prevents or limits servicers of residential mortgage loans from taking certain actions (e.g. the charging of certain fees) and imposes new requirements, in each case either increasing costs and risks related to servicing or reducing revenues currently generated.

The Dodd-Frank Act establishes new standards and practices for mortgage originators, another potential growth area for our business, including requirements for determining prospective borrower’s abilities to repay their mortgages, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Final regulations regarding such “ability to repay” and other standards and practices were adopted by the CFPB and took effect in January 2014. Before originating a mortgage loan, lenders must determine on the basis of certain information and according to specified criteria that the prospective borrower has the ability to repay the loan. Lenders that issue loans meeting certain heightened underwriting requirements will be presumed to comply with the new rule with respect to these loans. In addition, our ability to enter into asset-backed securities transactions in the future may be impacted by the Dodd-Frank Act and other proposed reforms related thereto, the effect of which on the asset-backed securities market is currently uncertain.

Regulatory Developments

The tumult and subsequent fall-out from the financial crisis in general, and the residential mortgage market in particular, have placed our industry under increased scrutiny by federal and state regulators over the past few years. We expect this scrutiny to continue. Rules, regulations and practices that have been in place for many years may be changed in a relatively short period of time in order to address real and perceived problems in our industry.

Reverse Mortgage Segment

The Reverse Mortgage Stabilization Act of 2013, or RMSA, which was signed into law on August 9, 2013, allows the Secretary of Housing and Urban Development to establish requirements to improve the fiscal safety and soundness of the HECM Program. Two regulatory changes that will affect our reverse mortgage originations business have already been made or proposed pursuant to the new law.

The first, effective September 30, 2013, collapses the two types of reverse mortgages previously available — the “standard” and the “saver” — into one, which can be either fixed or adjustable rate. While the maximum amount of cash available to HECM borrowers will still largely depend on the age of the youngest borrower, the home value and the prevailing interest rate, under the new rules many prospective HECM borrowers will have access to less home equity, on average, than the maximum amount previously available. As a result, reverse mortgages are expected to become more of a financial planning tool as opposed to an immediate source of cash. We expect there to be a negative overall impact on the volume and unpaid principal balance of HECMs for the near term.

The second change, once finalized and effective, will impose new financial assessment requirements on originators. Previously, the amount a borrower could borrow was based primarily on the value of the borrower’s collateral. The new regulation will provide underwriting guidelines to ensure that HECM borrowers will be able to afford ongoing financial obligations such as payment of property taxes, insurance, and property maintenance. Our RMS business has undertaken financial assessments of its customers for several years.

While the foregoing changes will continue to impact our reverse mortgage originations business, it is expected that these changes will ultimately benefit and strengthen the industry as a whole. Specifically, we believe that HECM borrowers will opt to receive their money through a line of credit carrying a variable rate, instead of a lump sum using a fixed rate loan, which will enable them to access more money over time. In addition, we believe that both the reduced borrowing capacity as well as the stricter underwriting criteria will ensure that borrowers are better positioned to meet their obligations resulting in fewer defaults over time. The full impact of these regulatory developments remains uncertain and any resulting adverse business trends could negatively impact the assumptions used in assessing the Reverse Mortgage segment goodwill for impairment. Sensitive accounting estimates related to goodwill are discussed within the Critical Accounting Estimates section of management’s discussion and analysis below.

Insurance Segment

On December 18, 2013, Fannie Mae and Freddie Mac announced that effective June 1, 2014 mortgage servicers and their affiliates may not receive commissions or other forms of compensation in connection with lender-placed insurance on GSE loans.

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

On September 19, 2013, the New York State Department of Financial Services, or the NY DFS, released proposed regulations that, among other things, would prohibit insurers from: issuing force-placed insurance on mortgaged property serviced by a servicer affiliated with the insurer; paying commissions to a bank or servicer or other parties affiliated with a bank or servicer on force-placed insurance policies obtained by the servicer; paying contingent commissions based on underwriting profitability or loss ratios; making payments, including but not limited to the payment of expenses, to a servicer or other parties affiliated with a servicer in connection with securing force-placed insurance business; and providing free or below-cost, outsourced services to banks, servicers or their affiliates.

In addition, the proposed regulations would impose additional notification requirements, prohibit force-placed insurers from issuing forced-placed insurance in excess of the borrower’s last known hazard insurance limits (or if such borrower’s last known hazard insurance limits did not comply with mortgage loan requirements, the replacement cost of improvements on the mortgaged property), require such insurers to refund all force-placed insurance premiums for any period when there is overlapping voluntary insurance coverage, and require such insurers to regularly inform the NY DFS of loss ratios actually experienced. The NY DFS’s proposed regulations follow a number of settlements between the NY DFS and force-placed insurers, including a consent order entered into on March 21, 2013, between Assurant, Inc., a third-party insurance carrier for which Green Tree’s insurance agency acts as an agent, and the NY DFS, concerning lender-placed policies issued by Assurant in New York. Among other things, Assurant agreed not to pay compensation to servicers and their affiliates on forced-placed insurance policies obtained by the servicer. Should the NY DFS’s regulations be adopted and should other states impose restrictions, the revenues from our insurance businesses could be significantly reduced or eliminated.

Due to these recent regulatory developments surrounding lender-placed insurance policies, we expect our sales commissions related to lender-placed insurance policies to decrease significantly beginning in the second quarter of 2014. We have considered this commission reduction in our quantitative goodwill impairment test, however, if the reduction is larger than anticipated, goodwill allocated to the Insurance segment could be impaired at a future date. The Insurance segment had $4.4 million of goodwill at December 31, 2013. We are actively looking at alternatives to preserve or replace the value of the revenue streams in our Insurance business. However there is no assurance that our efforts will be successful.

Servicing Segment

On February 6, 2014, a competitor of ours agreed to indefinitely halt an announced acquisition of mortgage servicing rights, or MSRs, at the request of the NY DFS which reportedly expressed concern about the competitor’s ability to adequately service acquired MSRs. We could receive a similar request from the NY DFS or other state or federal authorities in connection with a material acquisition of MSRs, particularly if enforcement actions by the NY DFS, CFPB, or other state or federal authorities are pending against us. If we were to become subject to similar requests, we would have difficulty growing our business through MSR acquisitions.

We expect to incur ongoing operational and system costs in order to comply with these new laws and regulations. Furthermore, there may be additional federal or state laws enacted that place additional obligations on servicers of residential loans.

We are also subject to state licensing and regulation as a mortgage service provider and debt collector, insurance agency, and loan originator throughout the U.S. We are subject to audits and examinations conducted by the states. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices regarding our loan servicing, debt collection, loan origination and insurance agency business activities. We incur significant ongoing costs to comply with these governmental regulations.

Competition

We compete with several third-party providers for servicing opportunities, including large financial institutions, as well as non-bank servicers. Walter Investment along with Nationstar Mortgage Holdings Incorporated, Ocwen Financial Corporation, and PHH Corporation, represent the current top four non-bank servicers. Our competitive position in the consumer loan servicing business is largely determined by our ability to differentiate ourselves from those companies and other third-party servicers through our high-touch servicing model, our technology, our significant expertise in the consumer loan servicing business, our ability to seamlessly board and transfer portfolios of loans, our continued compliance with a complex matrix of local, state and federal regulatory requirements, and our responsiveness to the ever changing demands of industry regulators and their focus on our financial strength.

We view the key competitive strengths that contribute to our market-leading position and underscore our value differentiation as the following:

National Mortgage Platform

As described above, we are a national mortgage servicer and originator. At December 31, 2013, we maintained a servicing portfolio which primarily includes forward and reverse loans of approximately $218.0 billion by unpaid principal balance. Further, our servicing portfolio has grown by $131.9 billion, or 153% since the end of 2011, when our portfolio was comprised primarily of only forward loans.

Our acquisition of select assets from ResCap provided us a scaled, national mortgage originations platform. The acquired business enabled us to offer a wide array of loan products through a diverse set of originations channels. We believe the capabilities acquired are highly complementary to our existing businesses and substantially expedited the development of our originations business.

We significantly expanded our capabilities in the reverse mortgage sector in late 2012 through the acquisitions of RMS and S1L. Refer to “— Recent and Other Developments” below. The addition of these platforms and assets to our existing business lines demonstrates significant progress in our efforts to diversify the business and position ourselves for long-term, sustainable growth. According to an industry source, at December 31, 2013, we were the top reverse mortgage lender, accounting for 12.3% of reverse mortgage origination volume during the year ended December 31, 2013. In addition, according to New View Advisors, we were the top HMBS issuer accounting for 30% of all issuances in 2013.

Increasingly Diversified Business to Support Sustainable Growth

Our management team has focused on developing a mortgage banking platform that is not only a leading provider in the current market, but also one that is well positioned for sustainable growth. The strategic acquisitions we completed over the past year are expected to support our long-term objective of developing a consistent flow of future servicing business.

We expect our core servicing (forward and reverse mortgages) business to continue to benefit from access to new servicing assets from a variety of sources, including:

•	New Servicing — Servicing assets generated through our in-house originations capabilities;

•	Bulk Servicing — Acquisitions of bulk servicing pools from sellers (including banks);

•	Sub-Servicing — Mandates to perform servicing functions on behalf of other servicing owners; and

•	Flow Servicing — Acquisitions of servicing assets on a periodic basis from originators or servicers that do not wish to, or do not have the capabilities to, retain servicing.

Top Performing Servicer with a High-Touch Approach

We apply a “high-touch” servicing model to maximize the value of our servicing portfolio. Our servicing platform employs an extensive network of well-trained service professionals who work closely with borrowers to reduce delinquencies. Borrower interactions rely on loss mitigation strategies that apply predictive analytics to identify risk factors and severity grades to determine appropriate work-out / collections strategies. Our customer-focused services and data-driven processes drive the superior performance of our servicing portfolio. The strength of our “high-touch” servicing platform is a key part of our value proposition and a differentiator from other third-party servicers.

Well-Positioned to Capture the Shift from Bank Servicers to Non-Bank Servicers

We believe we are well-positioned to benefit from the shift of mortgage servicing from money center banks to specialty servicers which has been underway in recent years. According to Inside Mortgage Finance, at the end of the fourth quarter of 2013, the top four specialty servicers accounted for approximately 13% of all residential mortgage assets as compared to 7% at the end of December 2012. There are significant barriers to entry in mortgage servicing that we believe will allow us to remain one of the independent specialty servicers best able to compete for assignments and bulk purchases from money center banks. The licensing, rating, financial, and compliance requirements to become a national servicer make it challenging for new entrants to compete.

The servicing shift is the result of a variety of factors, including the increasing operational burden associated with servicing delinquent asset pools, and regulatory changes. Post-credit crisis, the U.S. residential mortgage market experienced elevated levels of delinquencies and foreclosures. Some large banks, historically the primary servicers of mortgage assets, have realized they are unwilling or unable to perform the operational duties and meet the rising regulatory and compliance requirements necessary to effectively service such assets. As a result, these banks have looked to specialty servicers, like us, to sub-service the credit-sensitive / delinquent loans or purchase the MSRs outright.

Revised regulatory capital rules stipulated in Basel III have made holding MSRs less attractive for banks given their restrictive treatment towards Tier 1 Capital.

Over the past year, we added $156.4 billion in forward loans to our third-party servicing portfolio which included $150.0 billion in servicing right assets (by unpaid principal balance). Our strong servicing performance has been a key driver to our success in winning servicing transfers and sales.

Subsidiaries

For a listing of our subsidiaries, refer to Exhibit 21 of this Annual Report on Form 10-K.

Employees

As of December 31, 2013, we employed approximately 6,400 full-time equivalent employees, all of whom were in the U.S. We believe we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that we will continue to be successful. None of our employees is a party to any collective bargaining agreements. We consider our relationship with our employees to be good.

Recent and Other Developments

Recent Events

Acquisitions

Acquisition of Certain Net Assets of ResCap

On October 19, 2012, we entered into a Joint Bidding Agreement, or JBA, with Ocwen Loan Servicing LLC to jointly bid to acquire certain mortgage-related net assets held by ResCap in an auction sponsored by the U.S. Bankruptcy Court. Pursuant to the JBA, we agreed to acquire the rights and assume certain liabilities relating to (a) all of ResCap’s Fannie Mae MSRs and related servicer advances, and (b) ResCap’s mortgage originations and capital markets platforms, or collectively, the ResCap net assets. The Company closed on the acquisition of the ResCap net assets on January 31, 2013 and acquired the ResCap net assets for an adjusted purchase price of $479.2 million. At closing, the ResCap Fannie Mae MSRs were associated with loans totaling $42.3 billion in unpaid principal balance. The Company made cash payments of $15.0 million in the fourth quarter of 2012 and $477.0 million on January 31, 2013, which were partially funded with the net proceeds from an October 2012 common stock offering and borrowings under the Company’s then existing 2012 credit facilities, which have subsequently been refinanced as described below. The total cash paid of $492.0 million is subject to purchase price adjustments, which are currently under discussion by the parties to the agreement. The total cash paid in excess of the adjusted purchase price is refundable to the Company at the end of the adjustment period. We have accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

BOA Asset Purchase

On January 6, 2013, we entered into a Mortgage Servicing Rights Purchase and Sale Agreement to acquire from BOA the mortgage servicing rights and related assets relating to a portfolio of residential mortgage loans owned by Fannie Mae, or the BOA assets. The BOA asset acquisition closed on January 31, 2013 for total consideration of $495.7 million. At closing, the Fannie Mae MSRs were associated with loans totaling $84.4 billion in unpaid principal balance. As part of the asset purchase agreement, BOA agreed to provide sub-servicing on an interim basis while the loan servicing was transferred in tranches to our servicing systems. As each tranche was transferred to our servicing systems, we were also obligated to purchase the related servicer advances associated therewith. From the date of the closing through December 31, 2013, we purchased $740.7 million of servicer advances as part of the asset purchase agreement. All servicing transfers were completed by December 2013 and BOA no longer provides sub-servicing.

The acquisition of the BOA assets leverages our high-touch servicing platform to maximize collateral value and generate stable revenues through servicing, incentive, performance-based and ancillary fees. Additionally, the acquisition of the BOA assets leverages the ResCap originations platform to generate revenues through the retention and recapture of refinanced loans within the portfolio, extending the duration of our servicing portfolio.

Acquisition of Certain Net Assets of Ally Bank

In February 2013, we entered into an agreement to acquire the correspondent lending and wholesale broker businesses of Ally Bank for total consideration of $0.1 million. The acquisition of these assets, or the Ally Bank net assets, closed on March 1, 2013. This acquisition allows us to pursue correspondent lending opportunities using the capabilities resident in the ResCap originations platform. In February 2014, we decided to exit the wholesale broker portion of this business. Originations associated with this wholesale channel represented 8% of total forward loan originations during the year ended December 31, 2013.

Acquisition of Certain Net Assets of MetLife Bank, N.A.

On January 7, 2013, we entered into a definitive agreement to acquire the residential mortgage servicing platform, including certain servicing related technology assets, of MetLife Bank, N.A., or MetLife Bank, located in Irving, Texas, for a purchase price of $1.0 million in cash. The acquisition of these assets, or the MetLife Bank net assets, closed on March 1, 2013. This acquisition serves to support our development of a robust dual-track residential mortgage servicing platform.

Urban

On December 2, 2013, we closed on our investment in UFG Holdings LLC, or UFG, a company controlled by an investor group led by Brian Libman, our former Chief Strategy Officer. Concurrently and effective as of November 30, 2013, UFG closed its acquisition of 100% of the membership interests of Urban Financial of America, LLC, formerly Urban Financial Group, Inc., or Urban, from a subsidiary of KCG Holdings, Inc. We invested $15.2 million in UFG in the form of an unsecured loan and received warrants entitling us to purchase up to 19% of the common units of UFG. However, notwithstanding our investment in Urban through this transaction, Urban currently is and will remain our competitor in the reverse mortgage industry.

Other Significant Purchase Agreements

We have entered into agreements to purchase servicing rights and other assets from EverBank Financial Corp and from an affiliate of a national bank. These agreements have an estimated total purchase price of $85.4 million and $330.0 million, respectively. The closing of these agreements are subject to third party approvals of the servicing transfers.

Financing Transactions

On December 17, 2013, we issued $575.0 million aggregate principal amount of 7.875% Senior Notes due 2021, or the Senior Notes. The Senior Notes mature on December 15, 2021. Interest on the Senior Notes accrues from December 17, 2013 and will be payable on June 15 and December 15 of each year, commencing on June 15, 2014. The Senior Notes were offered and sold in a transaction exempt from the registration requirements under the Securities Act, and resold to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act, or the 2013 Note Offering. The Senior Notes were issued pursuant to an indenture, or the Senior Notes Indenture, dated as of December 17, 2013, among the Company, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee.

On December 17, 2013, the Company also entered into a registration rights agreement, or the Registration Rights Agreement, with the guarantors and Barclays Capital Inc., as representative of the several initial purchasers name therein. Under the Registration Rights Agreement, the Company and the guarantors agreed to use the commercially reasonable efforts to file with the SEC a registration statement under the Securities Act so as to allow holders of the Senior Notes to exchange their Senior Notes for the same principal amount of a new issue of notes, or the Exchange Notes, with identical terms, except that the Exchange Notes will not be subject to certain restrictions on transfer or to any increase in an annual interest rate. If the exchange offer is not completed on or before the date that is 365 days after December 17, 2013, the Company will be required to pay additional interest to the holders of the Senior Notes.

On December 19, 2013, we entered into an Amended and Restated Credit Agreement, or the 2013 Credit Agreement, which provides for a seven-year secured term loan in an amount of $1.5 billion, or the 2013 Term Loan (which was borrowed in full on December 19, 2013), and a five-year secured revolving credit facility in an amount of $125.0 million, or the 2013 Revolver, collectively, the 2013 Secured Credit Facilities.

We used a majority of the proceeds from the 2013 Term Loan, together with the proceeds from the 2013 Note Offering, to repay all amounts outstanding under our then existing senior term loan including incremental borrowings, or the 2012 Term Loan.

During the year ended December 31, 2013, we entered into five master repurchase agreements with an aggregate capacity amount of $2.1 billion. The master repurchase agreements have been used to fund the origination of forward and reverse loans for our originations and reverse mortgage businesses. During 2013, we also entered into a new servicing advance facility that provides borrowings up to $85.0 million and amended an existing facility to increase the reimbursement amount to $950.0 million, to accommodate the growth in our servicing portfolio.

For a more detailed discussion of the 2013 Note Offering, the 2013 Secured Credit Facilities, and the use of amounts borrowed thereunder to repay all amounts and termination of all commitments outstanding under our 2012 Term Loan, as well as a description of our master repurchase agreements, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Events

Acquisitions

Acquisition of RMS

On November 1, 2012, we acquired all of the stock of RMS pursuant to a Purchase Agreement dated August 31, 2012. We paid aggregate consideration of $136 million in the form of $95 million in cash and 891,265 shares of our common stock.

RMS, based in Spring, Texas, provides a full suite of services to the reverse mortgage sector, including servicing, loan origination and securitization, and other ancillary services. The acquisition of RMS positions the Company as a full service provider in the reverse mortgage servicing sector with new growth opportunities and represents an extension of the Company’s fee-for-service business model.

Acquisition of S1L

On December 31, 2012, we entered into a Stock Purchase Agreement, or the S1L Purchase Agreement whereby we agreed to acquire all of the outstanding shares of S1L for consideration of $30.9 million.

S1L, based in San Diego, California, is a retail and wholesale reverse mortgage loan originator. S1L has a long-standing relationship with RMS, as S1L has been delivering loans using RMS’ technology and RMS has acquired a significant amount of S1L’s reverse origination production during recent years. The acquisition of S1L enhances RMS’ position as an issuer of reverse mortgage products, while also significantly increasing RMS’ retail origination presence.

Acquisition of Green Tree

On July 1, 2011, we acquired Green Tree. Headquartered in St. Paul, Minnesota, Green Tree is a fee-based business services company that provides high-touch third-party servicing for credit-sensitive consumer loans in diverse asset classes primarily including residential mortgages and manufactured housing loans. Through the acquisition of Green Tree, we increased our ability to provide specialty servicing and generate recurring fee-for-services revenues from a capital-efficient platform and have diversified our revenue streams with Green Tree’s complimentary businesses. As a result of the acquisition of Green Tree, we added 1,955 employees and 27 offices in 22 states, significantly expanding our footprint across the U.S. Upon closing, the assets acquired and the liabilities assumed of Green Tree were recorded at their respective fair values.

Company Website and Availability of SEC Filings

Our website can be found at www.walterinvestment.com. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a)

or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on “Investor Relations” and then click on “SEC Filings”. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Ethics, our Corporate Governance Guidelines, and charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Corporate Governance Committee. In addition, our website includes disclosure relating to certain non-GAAP financial measures (as defined by SEC Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.

From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.walterinvestment.com.

The information on our website or obtained through our website is not part of this Annual Report on Form 10-K.

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

Risks Related to Our Industry

The business in which we engage is complex and heavily regulated, and changes in the regulatory environment affecting our business could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our business is subject to numerous federal, state and local laws and regulations, and may be subject to judicial and administrative decisions imposing various requirements and restrictions. See Item 1. “Business — Laws and Regulations” above for further information. These laws, regulations and judicial and administrative decisions include those pertaining to: real estate settlement procedures; fair lending; fair credit reporting; truth in lending; fair debt collection; compliance with net worth and financial statement delivery requirements; compliance with federal and state disclosure and licensing requirements; the establishment of maximum interest rates, finance charges, fees and other charges; secured transactions; collection, foreclosure, repossession and claims-handling procedures; unfair and deceptive acts and practices; escrow administration; lender-placed insurance; bankruptcy; loss mitigation and loan modifications; deficiency collections; other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers and guidance on non-traditional mortgage loans issued by the federal financial regulatory agencies. By agreement with some of our customers, we also are subject to additional requirements that our customers may impose.

Federal or state regulation and oversight of our business activities may result in increased costs and potential penalties and litigation and could limit or prevent us from operating our business in some or all of the states in which we currently operate, reduce the revenues that we receive from our business and limit our ability to add to our MSR portfolio.

The enactment of the Dodd-Frank Act may impact our business in ways that we cannot predict until rules and regulations related thereto are enacted.

On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of further regulating the financial services industry, including mortgage origination, sales, servicing and securitization. Certain provisions of the Dodd-Frank Act may adversely impact the operation and practices of Fannie Mae and the Federal Home Loan Mortgage Corporation, or Freddie Mac. We believe that Fannie Mae and Freddie Mac hold potential for growth opportunities for our business but we are unable to determine what impact the applicable provisions of the Dodd-Frank Act may have on that potential. In addition, our ability to enter into asset-backed securities transactions in the future may be impacted by the Dodd-Frank Act and the other proposed reforms related thereto, the effect of which on the asset-backed securities market is currently uncertain.

The CFPB is becoming more active in its monitoring of the mortgage origination and servicing sectors. New rules and regulations and/or more stringent enforcement of existing rules and regulations by the CFPB could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

The CFPB, a federal agency established pursuant to the Dodd-Frank Act, officially began operation on July 21, 2011. The CFPB is charged, in part, with enforcing laws involving consumer financial products and services, including mortgage finance and servicing and reverse mortgages, and is empowered with examination, enforcement and rulemaking authority. While the full scope of the CFPB’s rulemaking and regulatory agenda relating to the mortgage servicing industry is unclear, it is apparent that the CFPB has taken a very active role. For example, the CFPB has issued a Supervision and Examination Manual and other guidelines indicating that it will send examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected.

The Dodd-Frank Act establishes new standards and practices for mortgage originators, another potential growth area for our business, including determining prospective borrower’s abilities to repay their mortgages, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Final regulations regarding such “ability to repay” and other standards and practices were adopted by the CFPB and took effect in January 2014. Before originating a mortgage loan, lenders must determine on the basis of certain information and according to specified criteria that the prospective borrower has the ability to repay the loan. Lenders that issue loans meeting certain heightened underwriting requirements will be presumed to comply with the new rule with respect to these loans. In addition, our ability to enter into asset-backed securities transactions in the future may be impacted by the Dodd-Frank Act and other proposed reforms related thereto, the effect of which on the asset-backed securities market is currently uncertain.

The CFPB issued final rules on January 17, 2013 and amendments since such date amending Regulation X, which implements the Real Estate Settlement Procedures Act, and Regulation Z, which implements the Truth in Lending Act. These final rules implement provisions of the Dodd-Frank Act regarding mortgage loan servicing including periodic billing statements, certain notices and acknowledgements, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, prompt investigation of complaints by borrowers and required additional steps to be taken before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also require servicers to meet certain benchmarks for customer service. In addition, this final rule addresses servicers’ obligations to, among other things, establish reasonable policies and procedures and provide information about mortgage loss mitigation options to delinquent borrowers. The final rule pertaining to Regulation Z, among other things, amends current rules governing the scope, timing, content and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions and establishes certain requirements relating to billing statements, payment crediting and the provision of payoff statements. These rules took effect on January 10, 2014.

On February 11, 2013, the CFPB issued guidance to mortgage servicers to address potential risks to customers that may arise in connection with transfers of servicing. The CFPB notes that there are a number of laws applicable to such transfers, including, without limitation, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and prohibitions on unfair, deceptive, or abusive acts or practices. According to the CFPB, if a servicer is determined to have engaged in any acts or practices that are unfair, deceptive, or abusive, or that otherwise violate federal consumer financial laws and regulations, the CFPB will take appropriate supervisory and enforcement actions to address violations and seek all appropriate corrective measures, including remediation of harm to consumers. In light of the significant amount of transfers that the Company has undertaken and seeks to undertake, we may receive additional scrutiny from the CFPB and such scrutiny may result in some or all of the types of actions described above being imposed upon our business.

In response to a Civil Investigative Demand, or CID, from the Federal Trade Commission, or FTC, issued in November 2010, and a CID from the CFPB, in September 2012, Green Tree has produced documents and other information concerning a wide range of its operations. On October 7, 2013, the CFPB notified Green Tree, that the CFPB’s staff was considering recommending that the CFPB take action against Green Tree for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree that it has sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. The Company anticipates meeting with the staff to understand the staff’s concerns and to see if the matter can be resolved. At this time, the Company does not have sufficient information to evaluate the merits of the potential enforcement action or to make an assessment of the cost or likelihood of any such resolution.

Regulations promulgated under the Dodd-Frank Act or by the CFPB and actions by the CFPB could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, and in increased costs and potential litigation associated with our business activities.

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

The U.S. residential mortgage industry in general and our business in particular is highly dependent on government sponsored entities, or GSEs, particularly Fannie Mae. We receive compensation for servicing loans on behalf of the GSEs and Ginnie Mae. In addition, on a regular basis, we sell residential mortgage loans to GSEs, which include mortgage loans in GSE guaranteed securitizations. In connection with the acquisition of RMS, we are an approved issuer of HMBS, which are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs, insured by the Federal Housing Administration, or FHA. We derive material benefits from our relationships with GSEs and Ginnie Mae, as our ability to originate and sell mortgage loans under their programs reduces our credit exposure and mortgage inventory financing costs.

There is significant uncertainty regarding the future of Fannie Mae and Freddie Mac including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. There are several pending bills and proposals to revamp both Fannie Mae and Freddie Mac. The roles of Fannie Mae and Freddie Mac could be significantly reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. The elimination of the traditional roles of Fannie Mae, Freddie Mac or the FHA could adversely affect our business and results of operations.

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

In September 2011, Fannie Mae and Freddie Mac, in a joint initiative at the direction of the FHFA, set forth potential alternatives for future mortgage servicing structures and compensation. Under their proposal, the GSEs are considering potential structures in which the minimum service fee would be reduced or eliminated altogether. This would provide mortgage bankers with the ability to either sell all or a portion of the retained servicing fee for cash up front, or retain an excess servicing fee. While the proposal provides additional flexibility in managing liquidity and capital requirements, it is unclear how the various options might impact mortgage-backed security pricing and the related pricing of excess servicing fees. The GSEs are also considering different pricing options for non-performing loans, such as tying servicing fees to the number of loans being serviced rather than the size of the mortgages, to better align servicer incentives with mortgage-backed securities investors and provide the loan guarantor the ability to transfer non-performing servicing. The Federal Housing Finance Agency has indicated that any change in the servicing compensation structure would be prospective and the changes, if implemented, could have a significant impact on the entire mortgage industry and on the results of operations and cash flows of our mortgage business.

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

On February 28, 2013, the consent orders for 13 of the 14 servicers were amended to memorialize an agreement that had been reached in January 2013 with the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System, or Federal Reserve Board, to pay more than $9.3 billion in payments and other assistance to borrowers. The amount includes $3.6 billion in cash payments and $5.7 billion in other assistance to borrowers such as loan modifications and forgiveness of deficiency judgments. Borrowers covered by the amendment include 4.2 million people whose homes were in any stage of the foreclosure process in 2009 or 2010 and whose mortgages were serviced by one of the servicers subject to the amended consent orders. Eligible borrowers are expected to receive compensation ranging from hundreds of dollars up to $125,000, depending on the type of possible servicer error. These borrowers are not required to take any additional steps to receive the payments, nor are they required to execute a waiver of any legal claims they may have against their servicer as a condition for receiving payment. In providing the $5.7 billion in assistance, the 13 servicers are expected to undertake well-structured loss mitigation efforts focused on foreclosure prevention, with preference given to activities designed to keep borrowers in their homes.

Although we are neither a direct party to these consent orders nor a banking organization, we have become subject to certain aspects of the consent orders to the extent (i) we sub-service loans for the servicers that are parties to the consent orders; (ii) our investors require that we comply with certain aspects of the consent orders; or (iii) we otherwise find it prudent to comply with certain aspects of the consent orders. In addition, the practices set forth in such enforcement consent orders may be adopted by the industry as a whole, requiring us to comply with them in order to follow standard industry practices as required by our servicing agreements. The settlement also adds new requirements for loss mitigation programs, including restrictions on the imposition of force-placed lender insurance. In addition, in connection with certain of our recent acquisitions, we agreed to certain monitoring of our servicing of these assets which is required under the consent orders. Changes to our servicing practices could increase compliance costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.

Federal Government/State Attorneys General foreclosure settlement could have unforeseen effects on our business.

On February 9, 2012, the U.S. Department of Justice, certain federal regulatory agencies, and 49 state attorneys general (Oklahoma is excluded) entered into a $25 billion settlement with the five largest mortgage servicers — Bank of America Corporation, JPMorgan Chase & Co., Wells Fargo Company, Citigroup, Inc. and Ally Financial, Inc. The settlement, which was approved by the U.S. District Court for the District of Columbia by consent judgments entered on April 5, 2012, provides for, among other things, payments to certain individuals whose homes have been foreclosed upon, the reduction of principal for certain other mortgagors, and the establishment of a broad array of new requirements and restrictions related to the servicing of residential mortgage loans, or the Servicing Standards. While we are not a party to the settlement, the acquisition of the MSRs from ResCap and certain of our clients each require us to implement some or most of the Servicing Standards when we service loans for them, and we expect current and future clients may require us to do so as well. Should this occur, our cost to service mortgage loans could be increased and our servicing income could be reduced. However, at this time we do not believe such costs will be material.

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

One of our strategies is to increase originations of mortgages, as well as servicing of mortgages, that are GSE-backed mortgages. There are a number of risks that we could be exposed to as we effectuate this strategy:

•

In February 2012, the Federal Housing Finance Agency issued a report to Congress outlining various options for long-term reform of Fannie Mae and Freddie Mac. These options involve gradually reducing the role of Fannie Mae and Freddie Mac in the mortgage market and ultimately winding down both institutions such that the private sector provides the majority of mortgage credit. We believe these options are likely to result in higher mortgage rates in the future, which could have a negative impact on the mortgage originations business and on mortgage servicing.

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

•

Delinquency rates can have a significant impact on our revenues, expenses and the value of our MSRs. For example, an increase in delinquencies may result in lower revenues because, for some GSE business, we may only collect servicing fees for performing loans. Additionally, while increased delinquencies may generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts. Delinquencies can also increase our liability for servicing advances, as we may be required to advance certain payments early in a delinquency, and impact our liquidity. An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers. If we acquire portfolios of MSRs, the price we pay will depend on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of MSRs we acquire could be diminished. If the estimated fair value of MSRs is reduced, we could suffer a loss, which has a negative impact on our financial results and the benefits we would get from acquisitions.

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

•

In connection with loans that we originate, we expect to generally sell or securitize such loans to finance our future operations. In connection with the sale of mortgage loans, originators must make various representations and warranties concerning such loans that, if breached, require the originator to repurchase such loans or indemnify the purchaser of such loans for actual losses incurred in respect of such loans. These representations and warranties vary based on the nature of the transaction and the purchaser’s or insurer’s requirements but generally pertain to the ownership of the mortgage loan, the real property securing the loan and compliance with applicable laws and applicable lender and GSEs underwriting guidelines in connection with the origination of the loan. The aggregate UPB of loans sold or serviced by us (and the UPB of certain portfolios that we may buy in future acquisitions) represents the maximum potential exposure related to loan repurchase and indemnification claims, including claims for breach of representation and warranty provisions. Due, in part, to elevated mortgage payment delinquency rates and declining housing prices, originators have experienced, and may in the future continue to experience, an increase in loan repurchase and indemnification claims due to actual or alleged breaches of representations and warranties in connection with the sale or servicing of mortgage loans. The estimation of our loan repurchase and indemnification liability is subjective and based upon our projections of the future incidence of loan repurchase and indemnification claims, as well as loss severities. Given these trends, losses incurred in connection with such actual or projected loan repurchase and indemnification claims may be in excess of our estimates (including our estimate of liabilities we will assume in an acquisition and factor into our purchase price), and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchase and indemnification claims in the future. Accordingly, increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial position, results of operations or cash flows.

•

As we increase our servicing of mortgages, particularly GSE-backed mortgages, we may incur liability that is the result of errors or violations of law attributable to prior servicers of such mortgages. Although we seek to minimize our exposure to such liabilities through liability bifurcation agreements pursuant to which such liabilities are not assumed by us, or by obtaining indemnification from former owners of MSRs, there is no assurance that such indemnification, even if obtainable, enforceable and collectible, will be sufficient in amount, scope or duration to fully offset the possible liabilities arising from a particular acquisition. Furthermore, there is no assurance that any such indemnification will cover losses resulting from claims that may be asserted against us by a GSE with respect to errors or violations that occurred prior to a particular acquisition by us.

•

In connection with the sale of GSE mortgage loans, originators must make various representations and warranties concerning such mortgage loans that, if breached, may require the originator to repurchase such mortgage loans or indemnify the GSE for losses incurred in respect of such mortgage loans. In connection with the sale of GSE related servicing rights, the GSEs may require the purchaser of mortgage servicing rights to assume the loan originator’s repurchase and indemnification obligations. As a result, in order to purchase GSE related mortgage servicing rights, we may be required to assume certain liabilities relating to the origination and prior servicing of the underlying mortgage loans. If we are required to assume such liabilities, we will need to rely on our indemnification rights against the seller of the mortgage servicing rights should the GSEs seek to enforce repurchase and indemnification claims against us. Our ability to mitigate exposure to claims brought by the GSEs depends on, among other factors, the credit worthiness of the mortgage servicing rights seller, as well as other limitations or conditions affecting our ability to seek indemnification against the seller. For example, our ability to seek indemnification from a seller may be subject to a deductible, or the seller’s indemnification obligations may terminate after a specified period of time.

Lender-placed insurance is under increased scrutiny by regulators and as a result of recent regulatory changes, we expect reduced income from commissions for the Green Tree insurance business.

Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance to protect the collateral and passes on the premium to the borrower. Walter Investment’s historical practice had been to place the coverage with a third-party carrier, which, in turn, reinsured some of the exposure with Walter Investment Reinsurance Co., Ltd., our wholly-owned subsidiary. This practice ended effective December 31, 2011, and Green Tree’s insurance agency has acted as an agent for this purpose, placing the insurance coverage with a third-party carrier for which the agency earns a commission. Both practices have come under the scrutiny of regulators.

On December 18, 2013, Fannie Mae and Freddie Mac announced that effective June 1, 2014, mortgage servicers and their affiliates may not receive commissions or other forms of compensation with lender-placed insurance on GSE loans or ceding premiums to a reinsurer affiliated with the servicers. These changes will restrict Green Tree’s insurance agency from receiving future sales commissions when placing insurance on GSE loans serviced by Green Tree on and after June 1, 2014. As a result, Green Tree’s insurance agency’s receipts of such sales commissions will be significantly reduced.

State regulators have also taken action to restrict insurance practices. In New York, for example, the NY DFS on September 19, 2013, released proposed regulations that, among other things, would prohibit insurers from: issuing force-placed insurance on mortgaged property serviced by a servicer affiliated with the insurer; paying commissions to a bank or servicer or other parties affiliated with a bank or servicer on force-placed insurance policies obtained by the servicer; paying contingent commissions based on underwriting profitability or loss ratios; making payments, including but not limited to the payment of expenses, to a servicer or other parties affiliated with a servicer in connection with securing force-placed insurance business; and providing free or below-cost, outsourced services to banks, servicers or their affiliates.

In addition, the proposed regulations would impose additional notification requirements, prohibit force-placed insurers from issuing forced-placed insurance in excess of the borrower’s last known hazard insurance limits (or if such borrower’s last known hazard insurance limits did not comply with mortgage loan requirements, the replacement cost of improvements on the mortgaged property), require such insurers to refund all force-placed insurance premiums for any period when there is overlapping voluntary insurance coverage, and require such insurers to regularly inform the NY DFS of loss ratios actually experienced. The NY DFS’s proposed regulations follow a number of settlements between the NY DFS and force-placed insurers, including a consent order entered into on March 21, 2013, between Assurant, Inc., a third-party insurance carrier for which Green Tree’s insurance agency acts as an agent, and the NY DFS, concerning lender-placed policies issued by Assurant in New York. Among other things, Assurant agreed not to pay compensation to servicers and their affiliates on forced-placed insurance policies obtained by the servicer.

On October 7, 2013, the ASIC, the insurer that provides lender-placed hazard insurance coverage on Florida mortgage loans serviced by us, entered into a Consent Order with the Florida Office of Insurance Regulation. ASIC agreed in the Consent Order that it will not pay commissions to any mortgage loan servicer, or any person or entity affiliated with a servicer, on lender-placed insurance policies obtained by the servicer. This prohibition is expected to have a negative effect on the future cash flows of our Insurance segment beginning on its anticipated effective date of October 7, 2014.

We may be subject to liability for potential violations of predatory lending and/or servicing laws, which could adversely impact our results of operations, financial condition and business.

Various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgaged-related assets, could subject us, as a servicer or as an assignee or purchaser, in the case of acquired loans, to monetary penalties and could result in the borrowers rescinding the affected residential loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially and adversely impact our results of operations, financial condition and business.

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

Furthermore, if regulators impose new or more restrictive requirements, we may have difficulty satisfying these requirements in a timely manner and/or incur additional significant costs to comply with such requirements, which could further adversely affect our results of operations or financial condition. Our failure to comply with these laws and regulations could possibly lead to civil and criminal liability; loss of licensure; termination of our servicing and sub-servicing agreements; damage to our reputation in the industry; fines, penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition. We are unable to predict whether federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future and whether any such changes could adversely affect our cost of doing business and profitability.

The expiration of, or changes to, government mortgage modification programs could adversely affect future revenues.

Under HAMP, HARP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. While we participate in and dedicate numerous resources to HAMP and HARP, we may not continue to participate in or realize future revenues from HAMP, HARP or any other government mortgage modification program. Changes in legislation or regulation regarding such programs that result in the modification of outstanding mortgage loans and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase the expense of our participation in such programs. Changes to the terms or requirements of government loan modification programs, as well as the currently scheduled termination of HAMP and HARP on December 31, 2015, could also result in an increase to our costs. We expect refinancing volumes and margins to moderate in 2014 as peak HARP refinancings will likely already have occurred in 2013.

Difficult conditions in the mortgage and real estate markets, financial markets and the economy generally may cause us to incur losses on our portfolio or otherwise to be unsuccessful in our business strategies. A prolonged economic slowdown, recession, period of declining real estate values or sustained high unemployment could materially and adversely affect us.

The implementation of our business strategies may be materially affected by conditions in the mortgage and housing markets, the financial markets, and the economy generally. The risks associated with our servicing business and any investments we may make will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values or sustained unemployment. A weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations. In this event we may incur losses on our investment portfolio because the value of any collateral we foreclose upon may be insufficient to cover the full amount of our investment or may take a significant amount of time to realize. In addition, the aforementioned circumstances may adversely affect our Servicing segment, including our receipt of servicing incentive fee compensation and the timing, amount and reimbursement of servicing advances made by us.

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

Material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs operated by FHA, HUD, Fannie Mae or Ginnie Mae could adversely affect our reverse mortgage segment.

The reverse mortgage industry is largely dependent upon GSEs as well as the FHA, HUD and government entities like Ginnie Mae. There can be no guarantee that any or all of the GSEs will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. The FHA, for example, on January 30, 2013, consolidated its standard fixed rate reverse mortgage program with its fixed-rate saver program, which may limit the amounts borrowers can draw. On September 3, 2013, the FHA announced changes to the HECM program, pursuant to authority under the Reverse Mortgage Stabilization Act, signed into law on August 9, 2013. The changes impact initial mortgage insurance premiums and principal limit factors, impose restrictions on the amount of funds that senior borrowers may draw down at closing and during the first 12 months after closing, and will require a financial assessment for all HECM borrowers to ensure that they have the capacity and willingness to meet their financial obligations and the terms of the reverse mortgage. In addition, the new changes will require borrowers to set aside a portion of the loan proceeds they receive at closing (or withhold a portion of monthly loan disbursements) for the payment of property taxes and homeowners insurance based on the results of the financial assessment.

With the exception of new financial assessment requirements and funding requirements for the payment of property charges (for which HUD, on December 20, 2013, announced a delay of effectiveness), the new HECM requirements became effective on September 30, 2013. These changes have adversely affected the volumes and margins of new reverse mortgage originations, and we expect to continue to experience such effects in 2014. GSEs’ participation in the reverse mortgage industry also may be subject to economic and political changes that cannot be predicted. Any of the aforementioned circumstances could materially and adversely affect the performance of our Reverse Mortgage segment and the value of our common stock.

Risks Related to Our Business

Our growth may subject us to greater scrutiny by state and federal regulators.

The mortgage servicing industry has been under increased scrutiny from state and federal regulators and other authorities. This scrutiny is likely to target larger and fast-growing servicing organizations, such as Walter. We cannot guarantee that any such scrutiny and investigations will not reveal violations of law or regulation that may adversely affect our business.

While increasing our servicing portfolio is a key part of our strategy, this strategy carries certain risks and we may not be able to achieve our goals.

A key component of our strategy is to increase our servicing business. We have grown this business rapidly over the past several years, due to additions of sub-servicing contracts, acquisitions of servicing portfolios and our acquisition of Green Tree, and we intend to continue to grow our portfolio through similar actions. This strategy creates a number of risks for us:

•

Other mortgage servicers have suffered operational deficiencies and, in rare instances company failures, due to the operational risks associated with servicing mortgages and / or a rapid expansion. Deficiencies in other servicers have included deterioration in operating margins due to increased costs, deterioration in servicing metrics (e.g., delinquency rates, call center metrics, account reconciliations or investor reporting), which, if they were to occur, could adversely affect our results of operations, and could also lead to potential violations of governmental regulations followed by enforcement penalties and fines.

•

Our existing servicing portfolio will decline over time, as mortgages are repaid, prepaid or discharged. While we will seek to replenish our servicing portfolio through the addition of sub-servicing contracts, MSR purchases, originations or acquisitions, we cannot assure you that we will be successful in developing this business. There is significant competition existing in the sector and the supply of servicing portfolios may decline over the next few years as the opportunity created by the financial crisis ebbs. The competition for new portfolios could increase the prices we may need to pay for such portfolios or reduce sub-servicing margins. If we are unable to grow our portfolios, our future growth and operating results will be adversely affected, which will adversely affect our stock price.

•

Our ability to sustain and grow our servicing business depends on our ability to acquire servicing portfolios from third parties. In February 2014, a competitor of ours agreed to indefinitely halt an announced acquisition of MSRs at the request of the NY DFS, which reportedly expressed concern about the competitor’s ability to adequately service acquired MSRs. We may be subject to a similar request by the NY DFS or other state or federal authorities in the event of a material acquisition of MSRs, particularly if we face enforcement actions from the NY DFS, CFPB, or other state or federal authorities. If we were subject to similar requests, we would have difficulty growing our business through MSR acquisitions. We are awaiting GSE approvals for our acquisition of servicing rights from EverBank and for another acquisition of servicing rights from an affiliate of a commercial bank. We cannot be certain whether or when such approval will be received or what conditions might attach to such approval. Failure to obtain both approvals could have a material adverse affect on our financial performance.

We might not be able to maintain or grow our business if we cannot identify and acquire MSRs or enter into additional sub-servicing agreements on favorable terms.

Our servicing portfolio is subject to “run-off,” meaning that mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the rights to service additional residential loans. We believe there are significant business opportunities in our business development “pipeline” of potential transactions. However, we may not be able to acquire servicing rights or enter into additional sub-servicing agreements on terms favorable to us nor do we control the decision to transfer servicing to us. In determining the purchase price for both servicing rights and sub-servicing, management makes certain assumptions, many of which are beyond our control, including, among other things:

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

The owners of certain loans we service or sub-service, may, under certain circumstances, terminate our MSRs or sub-servicing contracts, respectively.

As is standard in our industry, under the terms of our master servicing agreements with GSEs and other customers, our customers have the right to terminate us as the servicer of the loans we service on their behalf if we default pursuant to the terms and conditions of the servicing agreement; and in some agreements the servicing can be transferred without cause (although in this case the servicer typically receives the fair value of the servicing rights). Under our sub-servicing contracts, the primary servicers for whom we conduct sub-servicing activities have the right to terminate our sub-servicing rights with or without cause, with generally 60 to 90 days’ notice. In some instances, the sub-servicing contracts require payment of a deboarding fee upon transfer while in other instances there is little to no compensation. We expect to continue to acquire sub-servicing rights under terms and conditions which could exacerbate these risks.

If we were to have our servicing or sub-servicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.

We use estimates in determining the fair value of certain assets. If our estimates prove to be incorrect, we may be required to write down the value of these assets which could adversely affect our earnings.

We estimate the fair value for certain assets and liabilities by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The methodology used to estimate these values is complex and uses asset-specific collateral data and market inputs for interest and discount rates and liquidity dates.

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

Accounting rules for our business, such as the rules for determining the fair value measurement and disclosure of financial instruments, are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions related to fair value could impact our financial statements and our ability to timely prepare our financial statements.

If we do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results, which may materially adversely affect our business and financial condition.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley” or “SOX”) requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors issue their own opinion on our internal controls over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, during management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2012, management determined that there was a material weakness in our controls related to the accounting for significant and unusual transactions as a result of the significant increase in acquisitions and a related increase in the volume of complex accounting and transactional activity we experienced during late 2012 and early 2013. As a result of this material weakness, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. As of December 31, 2013, management concluded that the 2012 material weakness had been remediated.

It is possible that other material weaknesses and/or control deficiencies could be identified by our management or by our independent auditing firm in the future, or may occur without being identified. The existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate such weakness or deficiency and management may not be able to remediate the same in a timely manner. Any such weakness or deficiency, even if remediated quickly, could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness, materially affect the market price and trading liquidity of our debt instruments, reduce the market value of our common stock and otherwise materially adversely affect our business and financial condition.

Certain aspects of our business are subject to factors that are beyond our control and/or not predictable with any degree of certainty. This unpredictability may adversely affect our projections, business plans, cash flows and business strategies in material ways.

We believe that there is a secular shift in mortgage servicing that is underway pursuant to which mortgage servicing currently performed by the largest banks is or will be shifted to specialized servicers like the Company. Such a shift for existing servicing business, however, is largely dependent upon the willingness and ability of the parties to transfer servicing rights and in some cases on consents for such transfers from GSEs and government authorities. We cannot be certain that this shift will continue, nor do we have any control over the scope and/or timing of the parties’ efforts to transfer servicing. As a result, while we might receive assurances from our customers that new business may be coming to us, unless and until our customers secure the corresponding servicing rights and transfer the business, we cannot be certain that the new business will be consummated or that the volumes will correspond to previous assurances.

Our ability to sustain and grow our servicing business depends on our ability to acquire servicing portfolios from third parties. In February 2014, a competitor of ours agreed to indefinitely halt an announced acquisition of MSRs at the request of the NY DFS, which reportedly expressed concern about the competitor’s ability to adequately service acquired MSRs. We may be subject to a similar request by the NY DFS or other state or federal authorities in the event of a material acquisition of MSRs, particularly if we face enforcement actions from the NY DFS, CFPB, or other state or federal authorities. If we were subject to similar requests, we would have difficulty growing our business through MSR acquisitions.

We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.

As a result of the RMS and S1L acquisitions, we originate, securitize and service reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. A reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the last borrower leaves the home. We depend on our ability to securitize reverse mortgages, subsequent draws, mortgage insurance premiums and servicing fees, and would be adversely affected if our ability to access the securitization market were to be limited. Defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums. An increase in foreclosure rates may increase our cost of servicing. As a reverse mortgage servicer, we will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued, paying for interest shortfalls, and funding advances such as taxes and home insurance premiums. Advances are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our liquidity. Finally, as a result of the RMS and S1L acquisitions, we may become subject to negative publicity in the event that loan defaults on reverse mortgages lead to foreclosures or even evictions of senior homeowners. All of the above factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

We have substantial levels of indebtedness. As of December 31, 2013, we had approximately $4.4 billion of total indebtedness outstanding, the majority of which was secured. On December 17, 2013, we issued $575.0 million aggregate principal amount of our Senior Notes. On December 19, 2013, we borrowed $1.5 billion under the 2013 Term Loan and entered into a five-year secured revolving credit facility in an amount of $125.0 million under our 2013 Revolver. We used a majority of the proceeds from the 2013 Term Loan, together with the proceeds from the Senior Notes, to repay all amounts outstanding under our then existing 2012 Term Loan. Our obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and are secured by substantially all of our and the guarantors’ assets, subject to certain exceptions. As of December 31, 2013, we also had outstanding $290 million aggregate principal amount under our 4.50% convertible senior subordinated notes due 2019, or Convertible Notes. In addition, as of December 31, 2013, we and our subsidiaries had $971.3 million of secured indebtedness outstanding under a Servicer Advance Reimbursement Agreement and a Receivables Loan Agreement and $1.1 billion outstanding under master repurchase agreements.

All of these amounts of indebtedness exclude (i) intercompany indebtedness, (ii) guarantees under our 2013 Secured Credit Facilities and (iii) mortgage-backed and asset-backed notes and variable funding loan facilities, all of which are non-recourse to us and our subsidiaries.

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

We and our subsidiaries have the ability to incur additional indebtedness in the future, subject to the restrictions contained in the agreements governing our indebtedness, including our 2013 Secured Credit Facilities and the Senior Notes Indenture. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

We may not be able to generate sufficient cash to meet all of our obligations or service all of our indebtedness and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations, which may not be successful.

Our ability to make required payments on our debt and other obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including the risk factors as set forth herein. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or to meet our other obligations such as our mandatory clean-up call obligations related to our Non-Residual Trusts.

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

We may find it prudent or necessary to refinance our existing indebtedness. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by global economic and financial conditions. In addition, optional prepayment of certain of our existing indebtedness is subject to the payment of prepayment premiums. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors.

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

Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels, we and our subsidiaries are able to and may incur substantial additional debt in the future (including in connection with additional acquisitions or pipeline transactions), some of which may be secured, subject to the restrictions contained in our debt instruments. In addition, our 2013

Revolver provides for $125 million of borrowings, subject to customary borrowing conditions. Although the 2013 Secured Credit Facilities and the Senior Notes Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Any such indebtedness could increase our leverage and the risks we face from indebtedness described above. We may also be permitted to take a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness when due.

Our debt agreements contain covenants that restrict our operations and may inhibit flexibility in operating our business and increasing revenues.

Our 2013 Secured Credit Facilities and the Senior Notes Indenture contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in a default and our lenders could elect to declare all amounts outstanding to be immediately due and payable and to terminate all commitments to extend further credit. If we were unable to repay those amounts, the secured lenders could proceed against the collateral granted to them to secure such indebtedness. There can be no assurance that we will have sufficient assets to repay amounts due under our 2013 Secured Credit Facilities and our other indebtedness.

We may also use warehouse facilities, structured financing arrangements, securitizations and other forms of term debt, in addition to transaction or asset-specific financing arrangements, to finance investment purchases. Such financing facilities may contain restrictions, covenants, and representations and warranties that, among other conditions, require us to satisfy specified financial and asset quality tests and may restrict our ability to, among other actions, incur or guarantee additional debt, make certain investments or acquisitions, make distributions on or repurchase or redeem capital stock, engage in mergers or consolidations, grant liens or such other conditions as the lenders may require. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare any and all amounts outstanding under the agreements immediately due and payable, enforce their respective interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings. These financing agreements also may contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default.

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

One of Green Tree’s subsidiaries, Green Tree Investment Management LLC, or GTIM, jointly manages an investment fund focused on distressed mortgage-related assets. Under the relevant sub-advisory agreement for the fund, GTIM is exempted from liability for any claim, loss or cost arising out of, or in connection with, the performance of its duties, except GTIM is not exculpated from liability arising from losses caused by its gross negligence or willful misconduct or as otherwise provided under applicable federal securities laws. In addition, GTIM expects to expand its activities in this area and, depending on the terms of any future advisory agreements they may enter into, this liability could be increased. GTIM became a registered investment adviser under the federal Investment Advisers Act of 1940, or IAA, on March 30, 2012. A failure by GTIM to comply with the obligations imposed by the IAA on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage.

Unlike competitors that are banks, we are subject to state licensing requirements and substantial compliance costs.

Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements in all 50 states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. Future state legislation and changes in regulation may significantly increase the compliance costs on our operations or reduce the amount of ancillary fees, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.

Our business would be adversely affected if we lose our licenses.

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage servicing companies and mortgage origination companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage origination company, debt collection agency or third party default specialist, as applicable, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with whom we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business, and state regulators may have broad discretion to restrict our activities or to withdraw our licenses.

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

During any period in which a borrower is not making payments, we are required under some of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, and pay property taxes, insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. Our obligation to make such advances may increase in connection with any future acquisitions of servicing portfolios. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could adversely affect our business, financial condition or results of operations.

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

We have obtained insurance coverage that protects us against losses from unauthorized penetration of company technology systems, employee theft of customer and/or company private information, and company liability for third party vendors who mishandle company information. This insurance includes coverage for third party losses as well as costs incidental to a breach of company systems such as notification, credit monitoring and ID theft resolution services. However, there can be no guarantee that every potential loss due to cyber-attack or theft of information has been insured against, nor that the limits of the insurance we have acquired will be sufficient to cover all such losses.

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

See Item 3. “Legal Proceedings” below.

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

Changes in interest rates are also a key driver of the performance of our mortgage servicing business as the values of our MSRs are highly sensitive to changes in interest rates. Historically, the value of our MSRs has increased when interest rates rise, as higher interest rates lead to decreased prepayment rates, and have decreased when interest rates decline, as lower interest rates lead to increased prepayment rates. From time to time we may use various derivative financial instruments to provide a level of protection against such interest rate risk. However no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risk and losses. See “ — Failure to hedge effectively against interest rate changes may adversely affect results of operations.” As a result, substantial volatility in interest rates materially affects our mortgage servicing business, as well as our consolidated financial position, results of operations and cash flows.

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

Subsequent to the completion of the acquisition of RMS, we discovered a failure to record certain estimated liabilities to investors relating to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible for making the investor whole for any interest curtailment due to not meeting the required event-specific timeframes. On September 24, 2013, as a result of these matters, restatements of certain previously filed historical financial information of RMS were filed. As of December 31, 2013, the Company had a curtailment obligation liability of $53.9 million related to the foregoing which reflects management’s best estimate of the probable lifetime claim. The curtailment liability is recorded in payables and accrued liabilities in the consolidated balance sheet. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. The Company also recorded a provision related to the curtailment liability of $6.3 million during the year ended December 31, 2013, which is included in general and administrative expense in the consolidated statements of comprehensive income. The Company has potential financial statement exposure for an additional $119.1 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or investors). The Company’s potential exposure to this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. Because of the uncertainty in the ultimate resolution of these matters as well as uncertainty in regards to the estimate underlying the curtailment obligation liability, there are potential financial statement exposures in excess of the recorded liability that are considered reasonably possible. In addition, we cannot assure you that we will not discover additional errors, that this will not recur in the future, that future financial reports will not contain material misstatements or omissions, or that future restatements will not be required. Likewise, these matters might continue to cause a diversion of our management’s time and attention. In addition, errors made by prior servicers resulting in curtailment liabilities are generally indemnified or directly retained by the prior servicer. Although somewhat insulated from exposure to prior servicer errors, there is potential risk of loss in certain circumstances. Given uncertainty surrounding the likelihood of this exposure, a range of possible loss cannot be estimated at this time. To the extent we are required to record additional amounts as liabilities, there may be an adverse impact on our results of operations or financial condition. In addition, in September 2013, HUD announced certain changes to the HECM reverse mortgage program that have impacted the reverse mortgage products available to borrowers and have created new regulatory requirements. Most of these changes became effective on September 30, 2013. The full impact of these regulatory developments remains uncertain and any resulting adverse business trends could negatively impact the assumptions used in assessing the Reverse Mortgage segment goodwill for impairment. In December 2013, HUD announced a delay of effectiveness for the requirement that every prospective borrower undergo a financial assessment and the requirement that set-aside accounts be established to pay mandatory property charges for borrowers who pose a future risk of defaulting on their reverse mortgages.

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

The circumstances which gave rise to the review of interest curtailment obligations and the announced restatement relating thereto continue to create the risk of litigation against us, which could be expensive and could damage our business.

As described in more detail below under Item 3. “Legal Proceedings,” the Company and certain of our officers and directors were named as defendants in a putative shareholder class action lawsuit. Although this case was dismissed, there is risk that other actions and claims could be filed against us and certain current or former officers and directors based on allegations relating to the failure to record certain estimated liabilities relating to interest curtailment obligations at RMS and the associated restatement adjustments, or based on the alleged failure to self-curtail under federal regulations. We may incur substantial defense costs with respect to existing and potential future claims, regardless of their outcome.

No assurance can be given regarding the outcomes of any litigation, investigation, claim or other disputes. The resolution of any such matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, we could be required to pay damages or penalties or have other remedies imposed, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have historically invested in less-than-prime, non-conforming and other credit-challenged residential loans, which are subject to increased risks relative to prime loans.

Our portfolio includes less-than-prime residential loans and sub-performing and non-performing residential loans, which are subject to increased risks of loss. Loans may be, or may become, sub-performing or non-performing for a variety of reasons, including because the underlying property is too highly leveraged or the borrower falls upon financial distress, in either case, resulting in the borrower being unable to meet debt service obligations to us. Such sub-performing or non-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our senior management team from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments and a substantial write-down of the principal of our owned loans. However, even if such restructuring were successfully accomplished, a risk exists that the borrowers will not be able or willing to maintain the restructured payments or refinance the restructured loan upon maturity.

In addition, certain loans that we have acquired may have been originated by financial institutions that are or may become insolvent, suffer from serious financial stress or are no longer in existence. As a result, the standards by which such loans were originated, the recourse to the selling institution, and/or the standards by which such loans are being serviced or operated may be adversely affected. Further, loans on properties operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.

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

•

Expenses. Amortization of MSRs is a significant operating expense. Since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speeds leads to increased amortization expense as we revise downward our estimate of total expected income. Faster prepayment speeds will also result in higher compensating interest expense. Decreases in prepayment speeds lead to decreased amortization expense as the period over which we amortize MSRs is extended. Slower prepayment speeds also lead to lower compensating interest expense.

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

We may not realize all of the anticipated benefits of past, pending or potential acquisitions or potential future acquisitions or joint venture investments, which could adversely affect our business, financial condition and results of operations.

We periodically explore opportunities to grow our business through the acquisition of MSRs and other businesses and assets. Our ability to realize the anticipated benefits of past, pending or potential future acquisitions will depend, in part, on our ability to integrate these acquisitions into our business and is subject to certain risks, including:

•	our ability to successfully combine the businesses with those of the Company;

•	whether the combined businesses will perform as expected;

•	with respect to the completed RMS Acquisition and the S1L Acquisition specifically, the possibility that the market for reverse mortgages does not meet our expectations;

•	the possibility that we inappropriately value assets or businesses we acquire, that we pay more than the value we will derive from the acquisitions, or that the value declines after the acquisition;

•	the reduction of our cash available for operations and other uses;

•	the disruption to our operations inherent in making numerous acquisitions over a relatively short period of time;

•	the incurrence of significant indebtedness to finance our acquisitions;

•	the assumption of certain known and unknown liabilities of the acquired businesses;

•	uncoordinated market functions;

•	unanticipated issues in integrating the acquired business or any information, communications or other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	unanticipated liabilities associated with the acquired business, assets or joint venture;

•	additional costs or capital requirements beyond forecasted amounts;

•	delays in the completion of acquisitions, including due to delays in or the failure to obtain approvals from governmental or regulatory entities;

•

lack of expected synergies, failure to realize the anticipated benefits we expect to realize from the acquisition or joint venture, or failure of the assets or businesses we acquire to perform at levels meeting our expectations;

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

We cannot assure you that future acquisitions or joint ventures will not adversely affect our results of operations and financial condition, or that we realize all of the anticipated benefits of any future acquisitions or joint ventures.

We may not be successful in retaining employees of any business we acquire or in conveying the knowledge of our long-serving personnel to newly hired personnel and retaining our internal culture.

We regularly explore opportunities to grow our business, including through acquiring companies. Uncertainty about the effect of any such acquisition on the acquired company’s employees may impair our ability to retain management and key personnel of the acquired business. If key employees of the acquired business depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to continue as employees of the combined business, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the acquisition.

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

Additionally, with the consummation of our acquisition of Green Tree, the Company no longer qualifies as a REIT. Consequently, we will no longer distribute a minimum of 90% of our taxable income each year as was required to maintain our REIT status. Instead, all future distributions, if any, will be made at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition and liquidity, and such other factors as the Board of Directors deems relevant, as well as any contractual restrictions, including the covenants in our credit agreement and Senior Notes Indenture that limit our ability to pay dividends.

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

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the “business combination’ provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special appraisal rights and supermajority stockholder voting requirements on these combinations. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the Board of Directors of a corporation prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person, provided that the business combination is first approved by our Board of Directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our Board of Directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

Although we elected for United States federal income tax purposes to be treated as REIT through December 31, 2010, as a result of the acquisition of Green Tree we did not qualify as a REIT in 2011, 2012 or 2013, and we will not qualify as a REIT for our current taxable year or any year in the foreseeable future, and, as a result, we will be unable to claim the United States federal income tax benefits associated with REIT status. There can be no assurance that the Internal Revenue Service will not challenge our qualification as a REIT for previous years in which we elected REIT status. Although we believe we did qualify as a REIT in each such year, if the Internal Revenue Service were to successfully challenge our previous REIT status, we would suffer adverse United States federal income tax consequences.

Risks Relating to Our Relationship with Walter Energy

We may have substantial additional liability for U.S. federal income tax allegedly owed by Walter Energy.

The Company was part of Walter Energy, consolidated group prior to the spin-off from Walter Energy on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, or Tax Separation Agreement, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s Form 10-K filed with the SEC on February 26, 2014, those related to the following:

•

The Internal Revenue Service, or IRS, has filed a proof of claim for a substantial amount of taxes, interest and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that the issues have been litigated in bankruptcy court and that an opinion was issued by the court in June 2010 as to the remaining disputed issues. The court instructed the parties to submit a final order addressing all issues that have been litigated. The deadline for such an order reportedly was May 10, 2013. The filing further states that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. Walter Energy has stated that it believes that those portions of the claim which remain in dispute or are subject to appeal substantially overstate the amount of taxes allegedly owed, but, because of the complexity of the issues presented and the uncertainties associated with litigation, Walter Energy is unable to predict the outcome of the adversary proceeding.

•

The IRS completed an audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005. The IRS issued 30-Day Letters to Walter Energy proposing changes for these tax years which Walter Energy has protested. Walter Energy filed a formal protest and the case was heard before the Appeals Division on March 8, 2011. As of December 31, 2013, no final resolution had been reached. Walter Energy’s filing states that the disputed issues in this audit period are similar to the issues remaining in the above-referenced dispute and therefore Walter Energy believes that its financial exposure for these years is limited to interest and possible penalties.

•

Walter Energy reports that the IRS has completed an audit of Walter Energy’s tax returns filed for 2006 through 2008 and has proposed adjustments to these periods. Thereafter, Walter Energy has reported that it received notice that the audit of the 2006 through 2008 tax years had been reopened for further development. Because the examination is ongoing, Walter Energy reports that it cannot estimate the amount of any resulting tax deficiency, if any.

•

Walter Energy reports that the IRS has begun an audit of Walter Energy’s tax returns filed for 2009 and 2010, but, because the examination is ongoing, Walter Energy cannot estimate the amount of any resulting tax deficiency, if any. Our business was spun off from Walter Energy in April 2009 and would not be responsible for taxes incurred by Walter Energy after that time.

Walter Energy reports that it believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted and that it believes that they have sufficient accruals to address any claims, including interest and penalties. Walter Energy reports that it anticipates a final order will be issued in 2014 settling the issues in the bankruptcy court for the tax years being considered by the appeals (2000 — 2008).

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

In connection with the spin-off of our business from Walter Energy, we entered into a Joint Litigation Agreement with Walter Energy pursuant to which each party agreed to be responsible for any claims or litigation arising out of our respective historical businesses, Walter Energy remained responsible for claims related to homebuilding and we agreed to be responsible for claims related to mortgage servicing and insurance. From time to time, owners of homes constructed by Walter Energy subsidiaries refuse to make payments on their mortgages based on claims that their homes were improperly constructed. To the extent this results in a loss, it is our position that, pursuant to the Joint Litigation Agreement, Walter Energy is responsible for such loss. In light of the current economic conditions in the U.S., homeowners in increasing numbers are seeking to avoid paying their mortgages and may make claims of faulty construction in order to avoid such payments. To the extent that Walter Energy is unwilling to pay these claims, we may be forced to pursue these claims against Walter Energy under the Joint Litigation Agreement. Should we be unsuccessful in our pursuit of such claims, or should Walter Energy be unable to pay the claims, the losses would be our responsibility; and should the number of such claims increase materially in number, there could be a material adverse effect on our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices and principal administrative offices are located in Tampa, Florida and Saint Paul, Minnesota and are leased. Our Tampa office accommodates our Other segment and a portion of our Servicing, ARM, and Insurance segments reside at our Saint Paul location. Administrative and corporate operations conducted at our Tampa and Saint Paul location are likewise recorded within our Other segment. Additionally our Servicing, ARM and Insurance segments have centralized servicing operations located in leased office spaces in Tempe, Arizona; Rapid City, South Dakota; and Fort Worth, Texas. Leased office space located in Spring, Texas is occupied by our Reverse Mortgage segment operations and our Originations segment is housed in leased office space in Fort Washington, Pennsylvania. In addition, our field servicing and regional operations lease approximately 230 smaller offices located throughout the U.S. We believe that our leased facilities are adequate for our current requirements, although growth in our business may require us to lease additional facilities or modify existing leases.

ITEM 3.    LEGAL PROCEEDINGS

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

•	In November 2010, the FTC issued a Civil Investigation Demand to an unknown number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ operations. In November 2011, Green Tree received a Supplementary Discovery Request from the FTC seeking additional information. The Company has, and will continue to cooperate with the FTC and does not believe that it has violated in any material respect any laws or regulations. The CFPB began participating in the FTC’s investigation in April 2012. In September 2012, the CFPB issued CIDs to a number of mortgage servicers, including Green Tree, requesting information on a broad range of subjects relating to the companies’ mortgage servicing operations.

•

In response to the CIDs from the FTC and CFPB, Green Tree has produced documents and other information concerning a wide range of its operations. On October 7, 2013, the CFPB notified Green Tree, that the CFPB’s staff is considering recommending that the CFPB take action against Green Tree for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree that it has sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. The Company anticipates meeting with the staff in the near future to get a better understanding of the staff’s concerns and to see if the matter can be resolved. At this time, the Company does not have sufficient information to evaluate the merits of the potential enforcement action or to make an assessment of the likelihood or cost of any such resolution.

•

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

•

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

•

As various federal and state regulators continue to investigate perceived causes and consequences of the financial crisis, we expect that we may receive general information requests from other agencies. We would cooperate in any such investigation.

•

As discussed in Notes 20 and 26 to the Consolidated Financial Statements contained in Item 8 of this report, Walter Energy is in disputes with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.

ITEM 4. MINE	SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 23, 2013, our common stock began trading on the New York Stock Exchange, or NYSE, under the symbol “WAC”. Prior to January 23, 2013, our common stock traded on the NYSE MKT (formerly known as the NYSE Amex) also under the symbol “WAC”. As of February 18, 2014, there were 37,388,547 shares of common stock outstanding and 154 record holders.

The following table sets forth the high and low closing sales prices for our common stock. There were no cash dividends declared on our common stock for the periods indicated:

	Stock Prices		Cash Dividends Declared Per Share
	High	Low
2013
First Quarter ended March 31	$49.61	$32.49	$—
Second Quarter ended June 30	40.74	32.00	—
Third Quarter ended September 30	42.27	31.77	—
Fourth Quarter ended December 31	41.31	33.41	—

2012
First Quarter ended March 31	$24.33	$17.88	$—
Second Quarter ended June 30	23.59	17.87	—
Third Quarter ended September 30	39.95	21.56	—
Fourth Quarter ended December 31	48.54	36.88	—

We have not declared or paid a dividend since November 2011, when we paid a special dividend to shareholders to satisfy REIT distribution requirements. As a result of our acquisition of Green Tree in 2011, we no longer qualify as a REIT, and are not currently subject to REIT distribution requirements. We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion or debt repayment, among other things. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our 2013 Credit Agreement and Senior Notes Indenture. These restrictions on dividends are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7. Refer to Note 23 to our Consolidated Financial Statements included in Item 8 of this report for additional information regarding dividend restrictions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data of the Company and its predecessors. As a result of our merger with Hanover on April 17, 2009, which was treated as a reverse acquisition for accounting purposes, the historical operations of Walter Investment Management LLC, or WIM, have been presented as the historical financial statements of the Company for the period prior to April 17, 2009.

We derived the summary historical consolidated financial information as of and for the years ended December 31 for the years indicated from Walter Investment and its predecessors’ audited consolidated financial statements. Our business has changed substantially during the past several years. As a result of the spin-off from Walter Energy; the merger with Hanover; qualifying as a REIT; and beginning to operate our business as an independent, publicly traded company in 2009; the acquisition of Marix in 2010; the acquisition of Green Tree and no longer qualifying as a REIT in 2011; the acquisitions of RMS, and S1L in 2012; and the acquisitions of the ResCap net assets and the BOA assets in 2013; our historical annual consolidated financial results presented herein are not necessarily indicative of the results that may be expected for any future period. Refer to Part I,

Item 1. “Business — Laws and Regulations” and “— Liquidity and Capital Resources” in under Item 7 for a description of our recent financing transactions. In addition, we made certain reclassifications to prior year balances to conform to the current year presentation. Refer to Note 1 to our Consolidated Financial Statements included in Item 8 of this report for further information on reclassifications.

	2013(1)	2012 (2)	2011(3)	2010	2009(4)
	(in thousands except per share data)
Revenues	$1,802,499	$623,807	$373,851	$180,494	$188,342
Expenses	1,383,253	617,900	381,123	146,830	150,724
Other gains (losses)	(6,428)	(41,358)	1,139	4,681	—

Income (loss) before income taxes	412,818	(35,451)	(6,133)	38,345	37,618
Income tax expense (benefit)	159,351	(13,317)	60,264	1,277	(76,161)

Net income (loss)	$253,467	$(22,134)	$(66,397)	$37,068	$113,779

Basic earnings (loss) per common and common equivalent share	$6.75	$(0.73)	$(2.41)	$1.38	$5.26
Diluted earnings (loss) per common and common equivalent share	6.63	(0.73)	(2.41)	1.38	5.25
Total dividends declared per common and common equivalent share	—	—	0.22	2.00	1.50
Total assets	$17,387,529	$10,978,177	$4,113,542	$1,895,490	$1,887,674
Residential loans at amortized cost, net	1,394,871	1,490,321	1,591,864	1,621,485	1,644,346
Residential loans at fair value	10,341,375	6,710,211	672,714	—	—
Servicing rights, net	1,304,900	242,712	250,329	—	—
Debt and other obligations:
Debt	3,357,648	1,146,249	742,626	—	—
Mortgage-backed debt	1,887,862	2,072,728	2,224,754	1,281,555	1,267,454
HMBS related obligations	8,652,746	5,874,552	—	—	—

Total debt and other obligations	13,898,256	9,093,529	2,967,380	1,281,555	1,267,454
Total stockholders’ equity	$1,167,016	$894,928	$533,532	$555,488	$568,184

(1)

During the year ended December 31, 2013, we recorded $12.5 million of losses on extinguishment of debt in connection with the refinancing of our corporate debt. We also recorded $12.0 million in transaction costs related to financing transactions and our acquisition of the ResCap net assets and the BOA assets. In addition, we recorded $491.4 million in total assets, including $242.6 million in servicing rights, and assumed $12.2 million of liabilities in connection with the acquisition of the ResCap net assets and $503.0 million in servicing rights in connection with the BOA asset purchase. Further, in connection with the BOA asset purchase, we disbursed $740.7 million in servicer and protective advances with funds from our servicing advance facilities.

(2)

During the year ended December 31, 2012, we recorded $48.6 million of losses on extinguishment of debt in connection with the repayment and termination of our $265 million second lien senior secured term loan and the refinancing of our $500 million first lien senior secured term loan and $90 million revolver. We also recorded $8.6 million in transaction costs related to financing transactions and our acquisitions of RMS and S1L. In addition, we recorded $5.6 billion in total assets, which includes $5.3 billion in residential loans, assumed $5.3 billion in HMBS related obligations in connection with the acquisition of RMS, and recorded $128.4 million in total assets in connection with the acquisition of S1L.

(3)

During the year ended December 31, 2011, we recorded $12.9 million in transaction costs related to the acquisition of Green Tree and a $62.7 million charge to income tax expense for the impact of the loss of our REIT status and being taxed as a C corporation. The loss of our REIT status was the direct result of the acquisition of Green Tree and is retroactive to January 1, 2011. In addition, we recorded $2.2 billion in total assets, which includes $729.2 million in residential loans, and $861.7 million in mortgage-backed debt in connection with the acquisition of Green Tree.

(4)

During the year ended December 31, 2009, we recorded $2.1 million of spin-off and Hanover merger-related charges, as well as a $77.1 million tax benefit largely due to the reversal of $82.1 million in mortgage-related deferred tax liabilities that were no longer applicable as a result of our REIT qualification during the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Item 8 of this report and the information set forth under Item 6. “Selected Financial Data”. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in “Risk Factors” under Item 1A. Historical results and trends which might appear should not be taken as indicative of future operations, particularly in light of our recent acquisitions as discussed below.

Executive Summary

The Company

We are a fee-based services provider to the residential mortgage industry focused on providing servicing for reverse mortgage loans and credit-sensitive forward mortgage loans. At December 31, 2013, we serviced approximately 2.1 million mortgage loans with approximately $218.0 billion in unpaid principal balance making us one of the top four non-bank mortgage servicers in the U.S. Our servicing portfolio significantly expanded throughout 2013 as a result of our servicing asset acquisitions, the most significant of which were our $126.7 billion of bulk portfolio acquisitions from ResCap and BOA in early 2013, and our other bulk and flow servicing asset acquisitions, which contributed an additional $17.4 billion to our servicing portfolio. Our business provides servicing to the forward residential loan market for several product types including agency or non-agency and first and second lien and manufactured housing loans. Our specialty servicing business focuses on credit-sensitive residential mortgages (i.e. loans that are delinquent or more operationally intensive to support). We also service reverse mortgage loans and higher credit-quality performing forward mortgage loans.

In 2013, we also materially expanded our originations of forward mortgages concurrent with the servicing portfolio acquisition from ResCap as we also purchased its capital markets platform and its national originations platform. We added $5.9 billion to our servicing portfolio through forward loans originated by our consumer retail and correspondent lending channels. The originations platform currently focuses on retention and recapture activities for our servicing portfolio through our consumer retention channel, but it also enables us to maintain sizable operations in the consumer retail and correspondent lending channels. We expect to operate the originations business under the name Ditech in 2014.

We operate several other related businesses which include managing a mortgage portfolio of credit-challenged, non-conforming residential loans; an insurance agency serving residential loan customers; and a post charge-off collection agency.

The recent growth of our forward and reverse mortgage originations businesses has diversified our revenue base and offers various sources for sustainable growth in servicing assets for the Company. For the year ended December 31, 2013, we originated $15.9 billion of forward mortgage volume through our consumer lending and correspondent lending channels. The consumer lending channel is comprised of both our retail lending channel and retention channel. Separately, we originated and purchased $2.7 billion in unpaid principal balance of reverse mortgage volume during 2013 and issued approximately $2.9 billion of HMBS to finance our reverse mortgage originations business.

Financial Highlights

We recognized net income of $253.5 million, or $6.63 per diluted share, for the year ended December 31, 2013 as compared to net loss of $22.1 million, or $0.73 per diluted share, for 2012. The increase in net income of $275.6 million for the year ended December 31, 2013 as compared to 2012 was primarily due to the favorable change in fair value of servicing rights carried at fair value, the growth of our servicing portfolio as a result of the bulk MSR acquisitions from ResCap and BOA, and the growth of our originations business as a result of the purchase of the ResCap originations platform. Refer to Part I, Item 1. “Business – Recent and Other Developments” for a description of our acquisition activity during 2012 and 2013.

We recognized core earnings (loss) before income taxes, or Core Earnings, of $595.4 million for the year ended December 31, 2013 in comparison to $134.1 million for 2012. The increase in Core Earnings of $461.3 million was primarily attributable to the favorable change in fair value of servicing rights carried at fair value, the growth of our Servicing and Origination businesses as discussed above, and our new reverse mortgage business resulting from the acquisitions of RMS and S1L partially offset by higher interest expense recorded by our Other segment resulting from higher average corporate debt during the year ended December 31, 2013. These acquisitions gave rise to increased revenues and expenses. Our overall cost structure increased to support our new originations and reverse mortgage businesses and the substantial growth of our servicing business. Higher corporate debt during the year ended December 31, 2013 was primarily due to current year debt transactions which amongst other things, was for the purpose of purchasing the ResCap net assets and the BOA assets and for general corporate purposes. For a description of Core Earnings, as used by management to evaluate our business and its performance, and a reconciliation of our consolidated income before income taxes under accounting principles generally accepted in the U.S., or GAAP, to our Core Earnings, refer to the Business Segment Results section below.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, was $691.7 million for the year ended December 31, 2013 in comparison to $241.7 million for 2012. The increase in Adjusted EBITDA of $450.0 million was primarily attributable to the growth of our servicing and originations businesses and our new reverse mortgage business as discussed above. For a description of Adjusted EBITDA, as used by management to evaluate our business and its performance, and a reconciliation of our consolidated income before income taxes under GAAP to our Adjusted EBITDA, refer to the Non-GAAP Financial Measurements and Business Segment Results sections below.

Our cash flows used in operating activities were $1.8 billion during the year ended December 31, 2013. We finished the year with $491.9 million in cash and cash equivalents. Our operating cash flows decreased by $1.9 billion during the year ended December 31, 2013 as compared to 2012 primarily as a result of the growth of our originations business, which resulted in $16.1 billion used in the purchase and origination of residential loans held for sale, partially offset by $15.5 billion in proceeds from sales of and payments on residential loans held for sale, and the growth of our servicing portfolio which required $1.1 billion of cash to fund servicer and protective advances. We also had $124.7 million in funds available under our 2013 Revolver at December 31, 2013.

We manage our Company in six reportable segments: Servicing; Originations; Reverse Mortgage; Assets Receivables Management, Insurance; and Loans and Residuals. Refer to the Business Segment Results section for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments and related key financial highlights are provided below:

Servicing — Our Servicing segment consists of operations that perform servicing for third-party investors in forward loans, as well as our own forward loan portfolio for a fee-for-service basis. Beginning in the first quarter of 2013, the Servicing segment began servicing forward loans that have been originated or purchased by the Originations segment and sold to third party investors with servicing rights retained. For the year ended December 31, 2013, our Servicing segment recognized $224.2 million in income before taxes, an increase of $178.4 million as compared to 2012, due primarily to the bulk servicing right acquisitions from ResCap and BOA as well as positive fair value adjustments recognized during 2013 relating to servicing rights carried at fair value. The average servicing fee for the year ended December 31, 2013 for the Servicing segment decreased by 5 basis points from 2012 due mainly to a change in the composition of the servicing portfolio. At December 31, 2013, the servicing portfolio included significantly more first lien mortgages as a result of our servicing right acquisitions which typically provide for a lower fee as compared to other servicing assets within our portfolio. The total third-party servicing portfolio serviced by our Servicing segment grew by 110% or 992,041 million accounts since December 31, 2012 to 1,894,446 million accounts at December 31, 2013.

The portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, was 15.56% for the year ended December 31, 2013. During the year ended December 31, 2013, we added $156.4 billion in forward loans to our third-party servicing portfolio which included $150.0 billion in servicing right assets (by unpaid principal balance).

Originations — Our Originations segment consists of operations that purchase and originate forward loans that are sold to third parties with servicing rights generally retained. The originations business was included in the Other segment prior to 2013, but became a reportable operating segment because of growth in the business resulting from the acquisition of the ResCap originations platform. Activity prior to the acquisition of the ResCap origination platform primarily consisted of brokerage operations whereby the Originations segment received origination commissions. For the year ended December 31, 2013, the Originations segment recognized $263.0 million in income before taxes. During the year ended December 31, 2013, the Originations segment funded $15.9 billion in originations and purchases of loans and recognized $594.3 million in net gains on sales of loans. Locked applications were $2.2 billion at December 31, 2013.

Reverse Mortgage — Our Reverse Mortgage segment, which was formed in the fourth quarter of 2012 as a result of the acquisitions of RMS and S1L, consists of operations that purchase and originate HECMs that are securitized, but remain on the consolidated balance sheet as collateral for secured borrowings referred to as HMBS related obligations. This segment also performs servicing for third-party investors in reverse loans and provides other ancillary services for the reverse mortgage market. During the year ended December 31, 2013, the Reverse Mortgage segment recognized $167.7 million in revenues, which included $120.4 million in net fair value gains on reverse loans and related HMBS obligations, and $167.3 million in expenses resulting in $0.4 million in income before taxes. Net fair value gains included the contractual interest income earned on reverse loans, net of interest expense on HMBS related obligations of $25.7 million and a favorable change in fair value of $94.7 million. Expenses included salaries and benefits of $74.1 million, loan portfolio expenses of $12.1 million, loan servicing expenses of $11.1 million, which includes a $6.3 million provision for curtailment, legal and professional fees of $10.4 million and advertising expense of $8.4 million. Legal and professional fees primarily include contractor-related expenses to support our efforts in the implementation of operational process improvements. During the year ended December 31, 2012, the Reverse Mortgage segment recognized $13.5 million in revenues, which included $7.3 million in net fair value gains on reverse loans and related HMBS obligations, and $10.4 million in expenses resulting in $3.1 million in income before taxes.

The total servicing portfolio serviced by our Reverse Mortgage segment grew by 24.3% or 18,920 accounts since December 31, 2012 to 96,859 accounts at December 31, 2013.

Asset Receivables Management — Our ARM segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners. Our ARM segment recognized income before taxes of $11.8 million and $8.5 million for the years ended December 31, 2013 and 2012, respectively.

Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loan customers, as well as other ancillary products, through our insurance agency for a commission. Our Insurance business segment recognized income before taxes of $46.0 million and $33.4 million for the years ended December 31, 2013 and 2012, respectively.

Loans and Residuals — Our Loans and Residuals segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned, all of which are associated with forward loans. The Residual Trusts are consolidated VIEs. Our Loans and Residuals business segment recognized income before taxes of $32.5 million and $15.9 million for the years ended December 31, 2013 and 2012, respectively.

Other — Our Other segment primarily consists of the assets and liabilities of the Non-Residual Trusts, which are consolidated VIEs, corporate debt, our investment management business and intercompany eliminations.

Our Industry and Operating Environment

According to Inside Mortgage Finance, there was nearly $9.9 trillion in U.S. residential mortgage debt outstanding at the end of the fourth quarter of 2013. The majority of this debt has historically been serviced by large money-center banks, which generally focus on conventional mortgages with low delinquency rates. This has allowed for low-cost, routine payment processing and required minimal customer interaction. Following the credit crisis, the need for “high-touch” specialty servicers, such as Walter Investment, increased as loan performance declined, delinquencies rose and servicing complexities broadened. Specialty servicers have proven more willing and better equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans.

To date, the industry has seen a significant shift in the servicing landscape, as specialty servicers acquired portfolios that money-center banks, and others, have sought to divest. While the five largest bank servicers once commanded a nearly 60% market share of the servicing sector, their share had declined to approximately 41% at the end of the fourth quarter of 2013. We expect banking organizations will continue to seek to transfer servicing assets to high-touch servicers to shed responsibilities for credit-sensitive loans and comply with pending changes in banking organization capital rules. However, at some point bulk transfers of MSRs and sub-servicing are likely to slow for commercial, regulatory or other reasons. When that occurs, the ability of servicers to replenish portfolio run-off will be of critical importance. Servicers with an ability to cost-effectively source new MSRs (e.g., from third-party flow arrangements or through captive originations capabilities) will be best positioned to sustain and grow their servicing portfolios.

Since mortgage originations hit their lows amid the housing downturn in 2008 with national originations volume of $1.5 trillion, mortgage originations have increased to $1.9 trillion in 2013, representing a compound annual growth rate of approximately 5%. Several macroeconomic trends have supported mortgage originations volumes including: low interest rates, which drive refinancing activity; home price appreciation, which supports growth in purchase activity; the extension of HARP through 2015; and an improving U.S. economy, with declining unemployment, among others. Non-bank originators have capitalized on the favorable originations environment and the retreat of money-center banks, and experienced originations growth rates that have generally outpaced that of the banks and resulted in growing market shares.

Low mortgage rates have been driven by the Federal Reserve’s accommodative monetary policy and helped fuel increased mortgage originations. However, the Federal Reserve’s curtailment of its purchase of mortgage-backed securities has begun to push mortgage rates higher, which puts a weight on future mortgage originations volumes. Since May 2013, when the Federal Reserve first signaled future tapering of its asset purchases, the 30-year conventional mortgage rate rose to as high as 4.6% in early September 2013, from its low of 3.3% but decreased to 4.5% in late December 2013. The rise in mortgage rates has already contributed to a decline in refinance mortgage lending, with refinancing originations moving to their lowest level in two years. According to an industry source, refinance production likely fell 42% from the second quarter of 2013 to the third quarter of 2013, with an estimated $206 billion in new production for that period. In addition, the Federal Open Market Committee in its January 2014 meeting announced a tapering of its monthly purchases of agency mortgage-backed securities. This tapering could lead to higher mortgage interest rates during 2014 which in turn would likely have a negative impact on our originations activity.

Regulatory Developments

For a summary of recent regulatory developments, refer to the Regulatory Developments section of Part I, Item 1. “Business — Laws and Regulations.”

Market Opportunity and Strategy

Favorable macroeconomic trends, changes to the regulatory environment, and supportive industry dynamics have created attractive opportunities for our business. We are actively pursuing these opportunities through various channels such as adding sub-servicing contracts to our portfolios through one-time transfers and flow agreements, the acquisition of MSRs and servicing platforms, and acquisitions of businesses that are complementary to our historical platform. We are also seeking to expand our correspondent lending and consumer retail originations businesses as a source of additional growth for our servicing business.

Management estimates that there is the potential for over $1 trillion of mortgage servicing assets or sub-servicing mandates to migrate to specialty servicers over the next several years. Of that amount, as of February 27, 2014 we have identified a pipeline of potential opportunities in excess of $345 billion by unpaid principal balance. Our “pipeline” refers to potential opportunities for us to add to our servicing portfolio through the acquisition of MSRs, sub-servicing contracts, asset and stock purchases, and joint venture agreements. In each case we have contacted the seller or its representative to register our interest, or are currently engaged in discussions or negotiations directly with the seller or its representative. The status of “pipeline opportunities” varies from early stage contact through exclusive negotiations. There can be no guarantee that any of the opportunities in our pipeline will result in purchases or contracts added by the Company. In connection with acquisitions of MSRs or sub-servicing contracts, we may acquire other platforms or assets, some of which may constitute businesses.

In order to grow our core servicing business by expanding our servicing portfolio and providing other related fee-based services, we are currently exploring establishing a separate external capital vehicle that would be managed by our registered investment advisor subsidiary, and partly funded by York Capital Management, which has executed a non-binding letter of intent for $200 million in capital commitments. This vehicle, which we expect would ultimately become a publicly traded REIT, is expected to invest in proprietary MSRs, excess servicing spread, and whole loan arrangements (both forward and reverse) with Walter Investment, as well as through secondary market transactions with third-party MSR and whole loan sellers. We expect that our servicing portfolio may benefit from the establishment of this vehicle. Although we have been working toward establishing this vehicle, definitive documentation has not yet been completed. Any definitive documentation would be subject to the approval of both parties’ boards of directors.

If successful in our pursuit of these opportunities, we intend to use unrestricted available cash, future debt and/or equity financings, sales of excess servicing spread in MSRs acquired, and/or other capital/ownership structures designed to diversify our capital sources and attract a competitive cost of capital, all of which may change our leverage profile. There are a number of factors that impact our ability to succeed in bringing on this new business including competition, sometimes from larger competitors, fluctuations in the market price for the acquisitions, and our ability to demonstrate to regulators our financial strength and compliance with servicing standards. The value of MSRs acquired can vary widely based on origination vintage, expected prepayment speeds, servicing fee structure, stratification of Fair Isaac Corporation, or FICO, scores, geography, loan-to-value ratios, and expected delinquency and default rates. As a result, our success in completing these acquisitions, and when successful the purchase price and expected servicing margins for these acquisitions, may vary significantly. If actual experience with respect to these factors differs from our assumptions, we could overpay for one or more of the potential transactions. Our expectation is that, to the extent we are successful, any acquisitions and sub-servicing contracts will be additive to our business and meet our return and investment hurdles, taking into account potential synergies. However, these new business additions and acquisitions involve a number of risks and may not achieve our expectations; and therefore we could be adversely affected by any such new business additions or acquisitions. Outside of those already announced, we are not party to any definitive agreements in respect of such proposed purchases as of December 31, 2013, and we cannot assure you that we will become a party to such definitive agreements, or that if we do become a party to such agreements that we will be able to close on the transactions and acquire the target assets or platforms. Refer to “Risk Factors” under Item 1A.

Over the past year, we have demonstrated an ability to effectively compete for sizable servicing transfers and have capitalized on opportunities within our pipeline. Our size, scale, operational efficiency, and access to capital have enabled us to successfully prevail in competitive auctions for $126.7 billion of servicing assets by unpaid principal balance. We believe that our differentiated platform will enable us to continue capitalizing on pipeline opportunities and that the recent steps taken to enhance the Company’s franchise and operations will facilitate our sustained growth over the long-term. Consistent with our strategy, we are in active discussions to add to our portfolio through pipeline acquisitions, some of which could be material. Refer to Part I, Item 1. “Business — Recent and Other Developments” for a description of our acquisition activity during 2012 and 2013.

We are currently awaiting GSE approval for our acquisition of servicing rights and other assets from EverBank and for another acquisition of servicing rights from an affiliate of a national bank. We cannot be certain whether or when either such approval will be received or what conditions might attach to such approval. In our planning for 2014, we have assumed these acquisitions would be approved, and if we do not receive both approvals and we are unable to restructure the transactions in a way that is acceptable to all parties concerned in the matter, our financial performance could be materially adversely affected.

In addition to seeking growth opportunities for our servicing operations through investments and acquisitions, we are focused on adapting our other segments to changes in the business environment. In 2013 we took advantage of favorable economic conditions to build our originations business which we acquired from ResCap and Ally Bank, focusing on the retention channel and the opportunity to provide HARP refinancing of loans within our servicing portfolio and on the build-out of the correspondent and retail channels. In 2014, we anticipate that the HARP opportunity will remain a significant focus for us but volume will taper over time. We plan to expand our correspondent and retail channels opportunistically in order to establish a purchase money originations business to meet the demand in that part of the mortgage market and provide replenishment to our servicing portfolio. The reverse mortgage business has been affected by regulatory developments on both the Originations and Servicing segments of the business. Mandated changes to the HECM product have slowed originations volume as the new products are adopted and we have invested to meet upgraded servicing standards. We believe the announced regulatory changes will ultimately be beneficial in establishing a sound reverse mortgage industry, and during 2014 we plan to continue to invest in the business in order to grow both our Originations and Servicing segments. The Insurance segment is also being affected by new rules issued by the GSEs and other regulatory developments, and we expect that at least from June 1, 2014 we will no longer be able to earn commissions or other revenue on lender-placed insurance for GSE loans and in certain states in the manner in which we have conducted our business in the past. We are actively exploring alternatives in order to preserve or replace the value of these insurance activities for our shareholders.

We also maintain a strategic focus on the management of our costs, and we regularly evaluate whether outsourcing portions of our activities to qualified vendors would enable us to reduce our expense base while sustaining the quality, effectiveness and compliance levels that have been important contributors to our success.

Financing Transactions

Refer to Part I, Item 1. “Business — Recent Developments — Financing Transactions” and “Liquidity and Capital Resources” in this section below for a description of our recent financing transactions.

Results of Operations — Comparison of Consolidated Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

Our consolidated results of operations are provided below (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues
Net servicing revenue and fees	$783,389	$368,509	$157,554	$414,880	$210,955
Net gains on sales of loans	598,974	648	—	598,326	648
Interest income on loans	144,651	154,351	164,794	(9,700)	(10,443)
Net fair value gains on reverse loans and related HMBS obligations	120,382	7,279	—	113,103	7,279
Insurance revenue	84,478	73,249	41,651	11,229	31,598
Other revenues	70,625	19,771	9,852	50,854	9,919

Total revenues	1,802,499	623,807	373,851	1,178,692	249,956

Expenses
Salaries and benefits	549,799	230,107	117,736	319,692	112,371
General and administrative	480,377	136,236	78,597	344,141	57,639
Interest expense	272,655	179,671	136,246	92,984	43,425
Depreciation and amortization	71,027	49,267	24,455	21,760	24,812
Provision for loan losses	1,229	13,352	6,016	(12,123)	7,336
Other expenses, net	8,166	9,267	18,073	(1,101)	(8,806)

Total expenses	1,383,253	617,900	381,123	765,353	236,777

Other gains (losses)
Gains (losses) on extinguishments	(12,489)	(48,579)	95	36,090	(48,674)
Other net fair value gains	6,061	7,221	1,044	(1,160)	6,177

Total other gains (losses)	(6,428)	(41,358)	1,139	34,930	(42,497)
Income (loss) before income taxes	412,818	(35,451)	(6,133)	448,269	(29,318)
Income tax expense (benefit)	159,351	(13,317)	60,264	172,668	(73,581)

Net income (loss)	$253,467	$(22,134)	$(66,397)	$275,601	$44,263

Net Servicing Revenue and Fees

A summary of net servicing revenue and fees is provided below (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Servicing fees	$544,544	$274,713	$126,610	$269,831	$148,103
Incentive and performance fees	156,279	105,073	45,596	51,206	59,477
Ancillary and other fees	77,091	39,184	13,971	37,907	25,213

Servicing revenue and fees	777,914	418,970	186,177	358,944	232,793
Realization of expected cash flows(1)	(141,533)	—	—	(141,533)	—
Changes in valuation inputs or other assumptions(2)	176,697	—	—	176,697	—
Other changes in fair value	12,894	—	—	12,894	—

Change in fair value of servicing rights	48,058	—	—	48,058	—
Amortization of servicing rights	(42,583)	(50,461)	(28,623)	7,878	(21,838)

Net servicing revenue and fees	$783,389	$368,509	$157,554	$414,880	$210,955

(1)	Represents changes due to the collection of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of principal of loans.

(2)	Represents changes in fair value resulting primarily from changes in discount rate, conditional prepayment rate and conditional default rate.

We recognize servicing revenue and fees on servicing performed for third parties in which we either own the servicing rights or act as sub-servicer. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us, and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans held by consolidated VIEs, for which the related residential loans and real estate owned have been recognized on our consolidated balance sheets, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation. Servicing revenue and fees are adjusted for the amortization of servicing rights carried at amortized cost and the changes in fair value of servicing rights carried at fair value.

Servicing revenue and fees increased $358.9 million for the year ended December 31, 2013 as compared to 2012 due to growth in the average third-party servicing portfolio of 105% or 993,849 accounts for 2013, resulting primarily from bulk MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities partially offset by normal run-off of the servicing portfolio. In addition, there was a full year of reverse mortgage-related servicing revenues during the year ended December 31, 2013 as compared to only two months in 2012. The change in fair value of servicing rights of $48.1 million for the year ended December 31, 2013 related to the newly established risk-managed class of servicing rights that includes servicing rights acquired from ResCap and BOA and servicing rights capitalized as a result of our loan origination activities. Refer to additional information on this change in fair value in the Servicing segment section of our Business Segment Results discussed below.

Servicing revenue and fees increased $232.8 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of Green Tree operations for the entire year of 2012 as compared to six months of 2011 and a full year of servicing fees associated with the boarding of 159,000 loans into our servicing systems in November and December 2011.

Included in incentive and performance fees are incentive fees for exceeding pre-defined performance hurdles in servicing various loan portfolios. These fees may not recur on a regular basis, as they are earned based on the performance of underlying loan pools as compared to similar pools serviced by others, as well as the achievement of certain performance hurdles over time, which may not be achieved on a regular schedule. Incentive and performance fees also include modification fees, and other program specific incentives such as HAMP fees.

A summary of third party net servicing revenue and fees by segment is provided below: (in thousands).

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Servicing	$715,693	$325,730	$143,279	$389,963	$182,451
Reverse Mortgage	27,342	4,428	—	22,914	4,428
Asset Receivables Management	40,354	38,351	14,275	2,003	24,076

Net servicing revenue and fees	783,389	368,509	157,554	414,880	210,955

Refer to additional information on net servicing revenue and fees by segment in Business Segment Results section below.

Net Gains on Sales of Loans

Net gains on sales of loans consists of gains on sales of forward mortgage loans held for sale, fair value adjustments on loans held for sale and related derivatives, and a provision for the repurchase of loans. For the year ended December 31, 2013, net gains on sales of loans increased $598.3 million as compared to 2012 due to the acquisition of the ResCap originations platform, which gave rise to the growth of our originations business.

Interest Income on Loans

We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered forward loans, both of which are accounted for at amortized cost. For the year ended December 31, 2013, interest income decreased $9.7 million as compared to 2012 primarily due to a decrease in the related average residential loan balance partially offset by a decrease in delinquencies.

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

Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Residential loans at amortized cost
Interest income	$144,651	$154,351	$164,794	$(9,700)	$(10,443)
Average balance	1,461,001	1,560,423	1,621,540	(99,422)	(61,117)
Average yield	9.90%	9.89%	10.16%	0.01%	-0.27%

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations

Net fair value gains on reverse loans and related HMBS obligations includes the contractual interest income earned on reverse loans, including those not yet securitized or bought out of securitization pools, net of interest expense on HMBS related obligations and the change in fair value of these assets and liabilities. The net contractual interest approximates our servicing fees. Included in the change in fair value are gains due to loan originations, which include draws on reverse loans where the borrower has additional borrowing capacity. These gains result from bulk market pricing exceeding the cost of the origination or acquisition of the loan as well as changes in fair value resulting from changes to market pricing on newly originated HECMs and HMBS. No gain or loss is recognized upon securitization of reverse loans as these transactions are accounted for as secured borrowings. Refer to the “Business Segment Results” below for a detailed breakout of the components of net fair value gains on reverse loans and related HMBS obligations.

During the years ended December 31, 2013 and 2012, we recognized $120.4 million and $7.3 million in net fair value gains on reverse loans and related HMBS obligations which includes contractual interest income earned on reverse loans, net of interest expense on HMBS related obligations of $25.7 million and $3.2 million, respectively, and favorable changes in fair value of $94.7 million and $4.1 million, respectively.

The growth in net contractual interest of $22.5 million during the year ended December 31, 2013 as compared to 2012 was due primarily to having a full year of related activity during 2013 rather than two months in 2012 as well as growth in the portfolio. The unpaid principal balance of reverse loans increased by $2.7 billion to $8.1 billion at December 31, 2013 while the balance outstanding on HMBS related obligations increased by $2.8 billion to $8.0 billion at December 31, 2013. The favorable change in fair value recorded during the year ended December 31, 2013 of $94.7 million resulting from the gain on HMBS related obligations partially offset by the loss on reverse loans was due to growth of the portfolio as well as the change in market pricing for newly originated HECMs and HMBS. Similarly, the favorable change in fair value recorded during the year ended December 31, 2012 of $4.1 million resulting from the gain on reverse loans partially offset by the loss on HMBS related obligations was due to the change in market pricing since the acquisition of RMS in the fourth quarter of 2012.

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue increased $11.2 million for the year ended December 31, 2013 as compared to 2012 due primarily to the increase in insurance policies issued during 2013 as a result of the growth of the first lien residential loan servicing portfolio, partially offset by run-off of policies previously in-force and lower commission rates that were effective on January 1, 2013.

Insurance revenue increased $31.6 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of Green Tree operations for the entire year of 2012 as compared to six months of 2011.

Due to recent regulatory developments surrounding lender-placed insurance policies as mentioned in Part I, Item 1A. “Risk Factors” and the Regulatory Developments section above, we expect our sales commissions related to lender-placed insurance policies to decrease significantly beginning in the second quarter of 2014. We are actively looking at alternatives to preserve or replace the value of the revenue streams in our Insurance business. However there is no assurance that our efforts will be successful in preserving or replacing any affected revenue streams or otherwise preserving for our shareholders all or any part of our Insurance business.

Other Revenues

Other revenues consist primarily of origination fee income, management fee income, and accretion of certain acquisition-related fair value adjustments. Other revenues increased $50.9 million for the year ended December 31, 2013 as compared to 2012 due primarily to origination fee income resulting from the growth in our originations business. Other revenues increased $9.9 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of Green Tree operations for the entire year of 2012 as compared to six months of 2011 and an increase in origination income. Origination fee income was $45.5 million, $5.6 million and $0.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Salaries and Benefits

Salaries and benefits expense increased $319.7 million for the year ended December 31, 2013 as compared to 2012 primarily due to employees acquired in connection with our recent acquisitions and hiring to support the growth of our business. Headcount increased by approximately 2,500 full-time employees from approximately 3,900 at December 31, 2012 to approximately 6,400 at December 31, 2013. Salaries and benefits expense increased $112.4 million for the year ended December 31, 2012 as compared to 2011 due to the inclusion of Green Tree related salaries and benefits for the entire year of 2012 as compared to only six months in 2011, the addition of employees to support the growth of our business, and the addition of 330 full-time equivalent employees for two months in 2012 in connection with the acquisition of RMS.

General and Administrative

General and administrative expenses increased $344.1 million for the year ended December 31, 2013 as compared to 2012 due primarily to additional operating and overhead costs associated with growth in the servicing portfolio and the acquisition and expansion of other businesses. This year-over-year change includes a $63.6 million increase in legal, due diligence, and other costs associated with escalated corporate and business development activities for the year. In addition, there was a $45.6 million increase related to higher costs for compensating interest, a larger provision for uncollectible advances of $19.4 million, and a $35.3 million increase in loan servicing expenses, all of which can be attributed to the growth in our third-party servicing portfolio. Further, general and administrative expenses had a $55.0 million increase in loan originations expense for the year ended December 31, 2013 as compared to 2012 due to increased originations activities as a result of the acquisition of the ResCap originations platform during the first quarter of 2013.

General and administrative expenses increased $57.6 million for the year ended December 31, 2012 as compared to 2011 due primarily to $54.1 million in general and administrative expenses incurred by Green Tree during the first two quarters of 2012 that were not incurred during the comparable 2011 year period, transaction expenses of $8.6 million related to financing transactions and the acquisitions of RMS and S1L, and higher servicing-related legal expenses and due diligence expenses to support corporate business development activities, partially offset by transaction costs of $12.9 million incurred in 2011 related to the acquisition of Green Tree.

Interest Expense

We incur interest expense on our corporate debt, mortgage-backed debt issued by the Residual Trusts, and servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense increased $93.0 million for the year ended December 31, 2013 as compared to 2012 due to corporate debt transactions, which included incremental borrowings on our 2012 Term Loan and refinancing activities during 2013. The increase in average balances of our corporate debt was partially offset by a decrease in the average rate during 2013 as compared to 2012 as a result of the corporate debt activity discussed above as well as the termination of our $265 million second lien senior secured term loan, or the 2011 Second Lien Term Loan, in 2012. These financing transactions resulted in a lower cost of debt. In addition, interest expense increased as a result of higher average balances of servicing advance liabilities and master repurchase agreements due to our growing servicing and originations businesses. Refer to additional information on our corporate debt activity within the Liquidity and Capital Resources section below. Interest expense increased $43.4 million for the year ended December 31, 2012 as compared to 2011 as a result of having interest expense on corporate debt for the entire year of 2012 as compared to only six months of 2011.

Provided below is a summary of the average balances of our debt, mortgage-backed debt of the Residual Trusts, and servicing advance liabilities, as well as the related interest expense and average rates (dollars in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Corporate debt(1)
Interest expense	$123,526	$77,346	$42,260	$46,180	$35,086
Average balance	1,768,633	722,806	386,290	1,045,827	336,516
Average rate	6.98%	10.70%	10.94%	-3.72%	-0.24%
Master repurchase agreements
Interest expense	$36,403	$1,236	$—	$35,167	$1,236
Average balance	940,080	37,235	—	902,845	37,235
Average rate	3.87%	3.32%	0.00%	0.55%	3.32%
Mortgage-backed debt of the Residual Trusts
Interest expense	$86,974	$96,337	$91,075	$(9,363)	$5,262
Average balance	1,259,448	1,364,200	1,347,532	(104,752)	16,668
Average rate	6.91%	7.06%	6.76%	-0.15%	0.30%
Servicing advance liabilities
Interest expense	$25,752	$4,752	$2,911	$21,000	$1,841
Average balance	588,459	105,337	55,287	483,122	50,050
Average rate	4.38%	4.51%	5.27%	-0.13%	-0.76%

(1)	Corporate debt includes our secured terms loans, Senior Notes, and Convertible Notes.

Depreciation and Amortization

Depreciation and amortization expense presented in the consolidated statements of comprehensive income (loss) consists of amortization of intangible assets other than goodwill and depreciation and amortization of premises and equipment, which includes amortization of capitalized software. Depreciation and amortization increased $21.8 million for the year ended December 31, 2013, as compared to 2012, primarily as a result of the acquisitions of RMS and S1L in the fourth quarter of 2012 and the acquisition of the ResCap net assets in the first quarter of 2013. Depreciation and amortization increased $24.8 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of Green Tree assets for the entire year of 2012 as compared to six months of 2011.

A summary of depreciation and amortization expense is provided below (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Depreciation and amortization of:
Intangible assets	$31,289	$24,791	$12,585	$6,498	$12,206
Premises and equipment	39,738	24,476	11,870	15,262	12,606

Total depreciation and amortization	$71,027	$49,267	$24,455	$21,760	$24,812

Provision for Loan Losses

We recognize a provision for loan losses for our residential loan portfolio accounted for at amortized cost. The provision for loan losses decreased by $12.1 million for the year ended December 31, 2013 as compared to 2012 primarily due to lower loss severities which have improved during 2013 from higher average home selling prices in our markets and a decrease in the frequency rate used to calculate the allowance for loan losses based on continued improvement in unemployment rates since reaching a peak of 10.0% in October 2009. In contrast, the provision for loan losses increased $7.3 million for the year ended December 31, 2012 as compared to 2011 due to increasing delinquencies and unfavorable trends in severity rates associated with the sale of aged real estate owned inventory and continued home pricing challenges in the rural southeastern U.S. real estate. With continued stabilization in economic trends and portfolio performance we expect continued improvement in the credit quality of the residential loan portfolio.

Other Expenses, Net

Other expenses, net decreased $1.1 million for the year ended December 31, 2013 as compared to 2012, due primarily to lower claims of $0.5 million and lower real estate owned expenses, net of $0.4 million resulting primarily from realized gains and lower fair value adjustments on real estate owned of $2.0 million that resulted from a trend of reduced loss severity during 2013 as compared to 2012, partially offset by higher holding costs of $1.6 million primarily due to additional focus on maximizing real estate owned value through increased maintenance and rehabilitation activities.

Other expenses, net decreased $8.8 million for the year ended December 31, 2012 as compared to 2011 due primarily to lower real estate owned expenses, net of $5.1 million and lower claims expense of $3.2 million. The decline in real estate owned expense, net resulted from lower real estate owned holding costs due to fewer average real estate owned units during the majority of 2012 as compared to 2011 and favorable trends in fair value adjustments required for real estate owned properties that have shorter holding periods. The decline in claims expense was due primarily to our withdrawal from property reinsurance operations and to severe wind storm damage claims during 2011. In conjunction with the acquisition of Green Tree, we terminated our property reinsurance business. Existing property policies that had been subject to reinsurance were cancelled and new property policies not subject to reinsurance were entered into through our agency business beginning January 1, 2012, thereby eliminating claims costs and exposure subsequent to this date.

Gains (Losses) on Extinguishments

During the year ended December 31, 2013, we recognized a $12.5 million loss on extinguishment of debt resulting from the $300 million early repayment of the 2012 Term Loan with proceeds from our Senior Notes and the refinancing of the remaining $1.4 billion 2012 Term Loan (including incremental borrowings) with our $1.5 billion 2013 Term Loan. During the year ended December 31, 2012, we recorded a $48.6 million loss on extinguishment of debt in connection with the repayment and termination of our 2011 Second Lien Term Loan and the refinancing of our $500 million first lien senior secured term loan, or the 2011 First Lien Term Loan, during 2012. We recognized a gain on extinguishment of mortgage-backed debt of $0.1 million for the year ended December 31, 2011.

Other Net Fair Value Gains

We had other net fair value gains of $6.1 million for the year ended December 31, 2013, which included net fair value gains on the assets and liabilities of the Non-Residual Trusts of $11.5 million primarily due to higher London InterBank Offered Rates, or LIBOR, higher than expected cash flows, and a favorable spread on contractual interest income net of contractual interest expense. Other net fair value gains also included a charge associated with the increase in the estimated liability for the S1L contingent earn-out payment of $4.8 million.

We recognized other net fair value gains of $7.2 million for the year ended December 31, 2012, which included net fair value gains of $9.6 million on the assets and liabilities of the Non-Residual Trusts and a loss of $1.2 million on derivatives associated with our corporate debt. Lower discount rates resulting from changes in market rates, higher than expected cash flows, and a favorable spread on contractual interest income net of contractual interest expense contributed to the net fair value gain on the assets and liabilities of the Non-Residual Trusts for the year ended December 31, 2012.

We recognized other net fair value gains of $1.0 million for the year ended December 31, 2011, which included a net fair value loss of $0.9 million on the assets and liabilities of the Non-Residual Trusts due primarily to a decline in the forward LIBOR, partially offset by a favorable spread on contractual interest income net of contractual interest expense. We also recognized other gains of $2.1 million from the reversal of the estimated contingent earn-out liability associated with our 2010 acquisition of Marix during 2011.

Income Tax Expense

Income tax expense increased $172.7 million for the year ended December 31, 2013 as compared to 2012 due primarily to the increase in income before income taxes. The effective tax rate increased from 37.6% for the year ended December 31, 2012 to 38.6% for 2013. The increase in 2013 was also due to changes in corporate operations during 2013 driven by our recent business and asset acquisitions. We now have a substantial presence in new state jurisdictions that have higher state tax rates. Income tax expense decreased $73.6 million for the year ended December 31, 2012 as compared to 2011 as a result of the recognition of a $62.7 million charge to income tax expense in 2011 for the impact of our loss of REIT qualification in connection with the acquisition of Green Tree and the increase in loss before income taxes for 2012 as compared to 2011.

Financial Condition — Comparison of Consolidated Financial Condition at December 31, 2013 to December 31, 2012

Business and asset acquisitions and related financing transactions during the year ended December 31, 2013 and the continued growth of our reverse mortgage business had a significant impact on our consolidated balance sheet at December 31, 2013 compared to December 31, 2012. Our total assets and total liabilities increased $6.4 billion and $6.1 billion during the year to $17.4 billion and $16.2 billion, respectively, at December 31, 2013. A summary of the consolidated balance sheet at December 31, 2013 and 2012 is provided below (in thousands):

	2013(1)	2012(2)	2011(3)	2010	2009(4)
	(in thousands except per share data)
Revenues	$1,802,499	$623,807	$373,851	$180,494	$188,342
Expenses	1,383,253	617,900	381,123	146,830	150,724
Other gains (losses)	(6,428)	(41,358)	1,139	4,681	—

Income (loss) before income taxes	412,818	(35,451)	(6,133)	38,345	37,618
Income tax expense (benefit)	159,351	(13,317)	60,264	1,277	(76,161)

Net income (loss)	$253,467	$(22,134)	$(66,397)	$37,068	$113,779

Basic earnings (loss) per common and common equivalent share	$6.75	$(0.73)	$(2.41)	$1.38	$5.26
Diluted earnings (loss) per common and common equivalent share	6.63	(0.73)	(2.41)	1.38	5.25
Total dividends declared per common and common equivalent share	—	—	0.22	2.00	1.50
Total assets	$17,387,529	$10,978,177	$4,113,542	$1,895,490	$1,887,674
Residential loans at amortized cost, net	1,394,871	1,490,321	1,591,864	1,621,485	1,644,346
Residential loans at fair value	10,341,375	6,710,211	672,714	—	—
Servicing rights, net	1,304,900	242,712	250,329	—	—
Servicer and protective advances, net	1,381,434	173,047	140,690	10,440	—
Debt and other obligations:
Debt	3,357,648	1,146,249	742,626	—	—
Mortgage-backed debt	1,887,862	2,072,728	2,224,754	1,281,555	1,267,454
HMBS related obligations	8,652,746	5,874,552	—	—	—

Total debt and other obligations	13,898,256	9,093,529	2,967,380	1,281,555	1,267,454
Total stockholders’ equity	$1,167,016	$894,928	$533,532	$555,488	$568,184

Residential loans at fair value increased $3.6 billion primarily as a result of $601.7 million in purchases and originations of residential loans held for sale, net of sales and payments during the year ended December 31, 2013. Residential loans at fair value also increased as a result of $3.0 billion in reverse loans originated and purchased during 2013. The reverse loans are offset by HMBS related obligations once securitized, as the obligations represent proceeds received from the transfer of reverse loans and are accounted for as a secured borrowing.

Servicer and protective advances, net increased $1.2 billion primarily as a result of servicer advances acquired as part of bulk servicing portfolio acquisitions from ResCap and BOA. These advances were financed with servicing advance liabilities, which increased by $871.1 million. Our servicing advance facilities require us to fund a portion of the advance with our own funds which typically range between 5% and 20% of the total advance.

Servicing rights, net increased $1.1 billion primarily as a result of our bulk and flow servicing acquisitions and servicing rights capitalized as a result of our loan origination activities.

Debt increased $2.2 billion as a result of incremental borrowings on our 2012 Term Loan of $1.1 billion and the issuance of $575 million of Senior Notes, of which $300 million was used to repay indebtedness under the 2012 Term Loan in conjunction with its refinancing. Debt increased an additional $830.2 million for net borrowings under our master repurchase agreements to support our originations and reverse mortgage businesses during the year ended December 31, 2013.

HMBS related obligations at fair value increased by $2.8 billion as a result of $3.2 billion in proceeds from the transfer of reverse loans, partially offset by payments on these obligations of $409.3 million made during the year ended December 31, 2013.

Non-GAAP Financial Measures

We manage our Company in six reportable segments: Servicing, Originations, Reverse Mortgage, ARM, Insurance and Loans and Residuals. We measure the performance of our business segments through the following measures: income (loss) before income taxes, Core Earnings, and Adjusted EBITDA. Management considers Core Earnings and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of our business segments and of the Company as a whole, as well as for allocating capital resources to our segments. Core Earnings and Adjusted EBITDA are utilized to assess the underlying operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Core Earnings and Adjusted EBITDA are not presentations made in accordance with GAAP and use of these terms may vary from other companies in our industry.

Core Earnings is a metric that is used by management to exclude certain items in an attempt to provide a better metric to evaluate our Company’s underlying key drivers and operating performance of the business, exclusive of certain adjustments and activities that investors may consider to be unrelated to the underlying economic performance of the business for a given period. Core Earnings is defined as net income (loss) before income taxes plus certain depreciation and amortization costs related to the increased basis in assets, including servicing rights, acquired within business combination transactions, or step-up depreciation and amortization, transaction and integration costs, share-based compensation expense, non-cash interest expense, the net impact of the Non-Residual Trusts, fair value to cash adjustments for reverse loans, and certain other cash and non-cash adjustments, primarily including severance expense and a provision for a contingent liability. Core Earnings includes both cash and non-cash gains from forward mortgage origination activities. Non-cash gains are net of non-cash charges or reserves provided. Core Earnings excludes the impact of the adoption of fair value accounting and includes cash gains for reverse mortgage origination activities. Core Earnings may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a means of evaluating our core operating performance.

Adjusted EBITDA eliminates the effects of financing, tax strategies and depreciation and amortization by focusing on our profitability. Adjusted EBITDA is defined as net income (loss) before income taxes, depreciation and amortization, interest expense on corporate debt, transaction and integration related costs, the net impact of the Non-Residual Trusts and certain other cash and non-cash adjustments primarily including severance expense, the provision for a contingent liability, and the provision for the repurchase of transferred loans. Adjusted

EBITDA includes both cash and non-cash gains from forward mortgage origination activities. Adjusted EBITDA excludes the impact of fair value option accounting and includes cash gains for reverse mortgage origination activities.

We believe Core Earnings and Adjusted EBITDA provide investors with additional information to measure our performance. Core Earnings and Adjusted EBITDA are not presentations made in accordance with GAAP and our use of these terms may vary from other companies in our industry. Core Earnings and Adjusted EBITDA should not be considered as alternatives to (1) net income (loss) or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Core Earnings and Adjusted have important limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Some of the limitations are:

•	Core Earnings and Adjusted EBITDA do not reflect cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Core Earnings and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Core Earnings and Adjusted EBITDA do not reflect certain tax payments that may represent reductions in cash available to us;

•	Core Earnings and Adjusted EBITDA do not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•

Core Earnings and Adjusted EBITDA do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our corporate debt, although they do reflect interest expense associated with our master repurchase agreements, mortgage-backed debt, and HMBS related obligations; and

•

Core Earnings and Adjusted EBITDA do not reflect non-cash compensation which is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period.

Because of these limitations, Core Earnings and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Core Earnings and Adjusted EBITDA only as supplements. Users of our financial statements are cautioned not to place undue reliance on Core Earnings and Adjusted EBITDA.

The following tables reconcile Core Earnings and Adjusted EBITDA to income before income taxes, which we consider to be the most directly comparable GAAP financial measure to Core Earnings and Adjusted EBITDA (in thousands):

Core Earnings

For the Twelve Months Ended December 31, 2013
Income before income taxes	$412,818
Add:
Step-up depreciation and amortization(1)	81,855
Loss on extinguishment of debt	12,489
Share-based compensation expense	13,011
Transaction and integration costs(2)	18,940
Debt issue costs not capitalized(3)	15,614
Fair value to cash adjustments for reverse loans(4)	17,995
Non-cash interest expense	12,295
Other(5)	12,658

Sub-total	184,857
Less:
Net impact of Non-Residual Trusts(6)	(2,325)

Sub-total	(2,325)

Core Earnings	595,350

Adjusted EBITDA

For the Twelve Months Ended December 31, 2013
Income before income taxes	$412,818
Add:
Depreciation and amortization	71,027
Interest expense	127,021

EBITDA	610,866
Add:
Loss on extinguishment of debt	12,489
Share-based compensation expense	13,011
Provision for loan losses	1,229
Transaction and integration costs(2)	18,940
Debt issue costs not capitalized(3)	15,614
Residual Trusts cash flows(7)	3,554
Fair value to cash adjustments for reverse loans(4)	17,995
Other(8)	23,839

Sub-total	106,671
Less:
Amortization and fair value adjustments of servicing rights	(5,474)
Non-cash interest income	(17,990)
Net impact of Non-Residual Trusts(6)	(2,325)

Sub-total	(25,789)

Adjusted EBITDA	691,748

(1)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing rights, acquired within business combination transactions.

(2)	Represents legal and professional expenses associated with our acquisitions, potential future growth initiatives and fair value adjustments on contingent earn-out payments related to S1L.

(3)	Represents debt issuance costs expensed as a result of the refinancing of the 2012 Term Loan and accounting guidance concerning modifications and extinguishments of debt.

(4)	Represents the non-cash fair value adjustments to arrive at cash gains for reverse loans and related HMBS obligations.

(5)	Represents other cash and non-cash adjustments primarily including the provision for a contingent liability and severance expense.

(6)	Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans.

(7)	Represents cash flows in excess of overcollateralization requirements that have been released to us from the Residual Trusts.

(8)	Represents other cash and non-cash adjustments primarily including the provision for the repurchase of transferred loans, the provision for a contingent liability, and severance expense.

Business Segment Results

In calculating income (loss) before income taxes for our segments, we allocate indirect expenses to our business segments and include these expenses in other expenses, net. Indirect expenses are allocated to our Insurance segment based on the ratio of the number of policies to the number of accounts serviced and to our Originations, Reverse Mortgage, ARM and certain non-reportable segments based on headcount. All remaining indirect expenses are allocated to our Servicing segment. We do not allocate indirect expenses to our Loans and Residuals segment.

We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses and amounts to eliminate intercompany transactions between segments as other activity. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes, refer to Note 25 in the Notes to Consolidated Financial Statements.

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Core Earnings (Loss) Before Income Taxes and Adjusted EBITDA

Provided below is a reconciliation of our consolidated income (loss) before income taxes under GAAP to our Core Earnings (loss) before income taxes and Adjusted EBITDA (in thousands):

	For the Year Ended December 31, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$224,157	$262,986	$352	$11,842	$45,969	$32,450	$(164,938)	$412,818
Core Earnings adjustments
Step-up depreciation and amortization	23,926	7,642	9,546	5,431	4,883	—	22	51,450
Step-up amortization of sub-servicing rights (MSRs)	30,405	—	—	—	—	—	—	30,405
Transaction and integration costs	450	—	—	—	—	—	18,490	18,940
Fair value to cash adjustments for reverse loans	—	—	17,995	—	—	—	—	17,995
Debt issue costs not capitalized	—	—	—	—	—	—	15,614	15,614
Share-based compensation expense	6,014	2,517	1,278	499	1,070	—	1,633	13,011
Loss on extinguishment of debt	—	—	—	—	—	—	12,489	12,489
Non-cash interest expense	817	—	—	—	—	2,678	8,800	12,295
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(2,325)	(2,325)
Other	13	—	11,142	—	—	—	1,503	12,658

Total adjustments	61,625	10,159	39,961	5,930	5,953	2,678	56,226	182,532

Core Earnings	285,782	273,145	40,313	17,772	51,922	35,128	(108,712)	595,350
Adjusted EBITDA adjustments
Interest expense on corporate debt	169	—	40	—	—	—	114,517	114,726
Amortization and fair value adjustments of servicing rights	(39,405)	—	3,526	—	—	—	—	(35,879)
Depreciation and amortization	13,946	3,194	1,599	829	—	—	9	19,577
Non-cash interest income	(1,500)	—	(429)	—	—	(16,061)	—	(17,990)
Residual Trusts cash flows	—	—	—	—	—	3,554	—	3,554
Provision for loan losses	—	—	—	—	—	1,229	—	1,229
Other	5,679	7,754	83	33	87	(2,663)	208	11,181

Total adjustments	(21,111)	10,948	4,819	862	87	(13,941)	114,734	96,398

Adjusted EBITDA	$264,671	$284,093	$45,132	$18,634	$52,009	$21,187	$6,022	$691,748

	For the Year Ended December 31, 2012
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$45,759	$(2,375)	$3,121	$8,528	$33,356	$15,928	$(139,768)	$(35,451)
Core Earnings adjustments
Step-up depreciation and amortization	26,449	132	1,101	7,774	5,377	—	29	40,862
Step-up amortization of sub-servicing rights (MSRs)	39,319	—	—	—	—	—	—	39,319
Transaction and integration costs	2,722	—	—	—	—	—	13,060	15,782
Fair value to cash adjustments for reverse loans	—	—	2,554	—	—	—	—	2,554
Share-based compensation expense	10,171	192	153	868	2,167	—	655	14,206
Losses on extinguishment of debt	—	—	—	—	—	—	48,579	48,579
Non-cash interest expense	919	—	—	—	214	4,943	—	6,076
Net impact of Non-Residual Trusts	—	—	—	—	—	—	945	945
Other	—	(114)	—	—	—	—	1,383	1,269

Total adjustments	79,580	210	3,808	8,642	7,758	4,943	64,651	169,592

Core Earnings	125,339	(2,165)	6,929	17,170	41,114	20,871	(75,117)	134,141
Adjusted EBITDA adjustments
Interest expense on corporate debt	129	—	—	—	—	—	77,216	77,345
Amortization of servicing rights	10,436	—	706	—	—	—	—	11,142
Depreciation and amortization	8,270	—	135	—	—	—	—	8,405
Non-cash interest income	(2,725)	—	(119)	—	(655)	(14,501)	—	(18,000)
Residual Trusts cash flows	—	—	—	—	—	9,342	—	9,342
Provision for loan losses	—	—	—	—	—	13,352	—	13,352
Pro forma synergies	2,651	—	—	—	—	—	1,118	3,769
Other	1,489	7	22	39	77	(221)	812	2,225

Total adjustments	20,250	7	744	39	(578)	7,972	79,146	107,580

Adjusted EBITDA	$145,589	$(2,158)	$7,673	$17,209	$40,536	$28,843	$4,029	$241,721

	For the Year Ended December 31, 2011
	Servicing	Originations	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$14,123	$(143)	$1,374	$12,301	$31,540	$(65,328)	$(6,133)
Core Earnings adjustments
Step-up depreciation and amortization	13,110	15	3,906	2,674	—	—	19,705
Step-up amortization of sub-servicing rights (MSRs)	22,619						22,619
Transaction and integration costs	—	—	—	—	—	19,179	19,179
Share-based compensation expense	3,427	—	192	1,183	—	195	4,997
Non-cash interest expense	607	—	—	513	1,901	—	3,021
Net impact of Non-Residual Trusts	—	—	—	—	—	6,855	6,855
Other	—	—	—	—	(1,646)	(1,624)	(3,270)

Total adjustments	39,763	15	4,098	4,370	255	24,605	73,106

Core Earnings	53,886	(128)	5,472	16,671	31,795	(40,723)	66,973
Adjusted EBITDA adjustments
Interest expense on corporate debt	185	—	—	—	—	42,075	42,260
Amortization of servicing rights	6,004						6,004
Depreciation and amortization	4,705	1	—	32	—	12	4,750
Non-cash interest income	(2,339)	—	—	(1,241)	(13,725)	—	(17,305)
Residual Trusts cash flows	—	—	—	—	9,108	—	9,108
Provision for loan losses	—	—	—	—	6,016	—	6,016
Pro forma synergies	8,862	—	—	596	—	7,370	16,828
Pro forma monetized assets	—	—	—	—	(13,305)	—	(13,305)
Other	872	—	43	295	1,872	(918)	2,164

Total adjustments	18,289	1	43	(318)	(10,034)	48,539	56,520

Adjusted EBITDA	$72,175	$(127)	$5,515	$16,353	$21,761	$7,816	$123,493

Servicing

Our Servicing segment consists of operations that perform servicing for third-party investors in forward loans, as well as for on-balance sheet residential loans and real estate owned associated with forward mortgages. Beginning in the first quarter of 2013, the Servicing segment began servicing forward loans that have been originated or purchased by the Originations segment and sold to third parties with servicing rights retained.

Provided below is a summary of results of operations for our Servicing segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net servicing revenue and fees
Third parties	$715,693	$325,730	$143,279	$389,963	$182,451
Intercompany	18,763	20,428	25,363	(1,665)	(4,935)

Total net servicing revenue and fees	734,456	346,158	168,642	388,298	177,516
Other revenues	7,322	2,773	2,993	4,549	(220)

Total revenues	741,778	348,931	171,635	392,847	177,296
Salaries and benefits	194,817	132,544	47,585	62,273	84,959
General and administrative and allocated indirect expenses	258,161	129,971	88,409	128,190	41,562
Depreciation and amortization	37,872	34,719	17,815	3,153	16,904
Interest expense	25,921	4,882	3,096	21,039	1,786

Total expenses	516,771	302,116	156,905	214,655	145,211
Other net fair value losses	(850)	(1,056)	(607)	206	(449)

Income (loss) before income taxes	224,157	45,759	14,123	178,398	31,636
Core Earnings adjustments
Step-up depreciation and amortization	23,926	26,449	13,110	(2,523)	13,339
Step-up amortization of sub-servicing rights (MSRs)	30,405	39,319	22,619	(8,914)	16,700
Share-based compensation expense	6,014	10,171	3,427	(4,157)	6,744
Transaction and integration costs	450	2,722	—	(2,272)	2,722
Non-cash interest expense	817	919	607	(102)	312
Other	13	—	—	13	—

Total adjustments	61,625	79,580	39,763	(17,955)	39,817

Core Earnings	285,782	125,339	53,886	160,443	71,453
Adjusted EBITDA adjustments
Interest expense on corporate debt	169	129	185	40	(56)
Non-cash interest income	(1,500)	(2,725)	(2,339)	1,225	(386)
Depreciation and amortization	13,946	8,270	4,705	5,676	3,565
Amortization and fair value adjustments of servicing rights	(39,405)	10,436	6,004	(49,841)	4,432
Pro forma synergies	—	2,651	8,862	(2,651)	(6,211)
Other	5,679	1,489	872	4,190	617

Total adjustments	(21,111)	20,250	18,289	(41,361)	1,961

Adjusted EBITDA	$264,671	$145,589	$72,175	$119,082	$73,414

Forward Mortgage Servicing Portfolio

Provided below are summaries of the activity in our third-party servicing portfolio for our forward mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes servicing performed related to residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Year Ended December 31, 2013
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with our forward loan third-party servicing portfolio
Beginning balance	902,405	$20,437,051	$13,309,915	$40,912,250	$74,659,216
Acquisition of ResCap net assets	381,540	42,287,026	—	—	42,287,026
Acquisition of BOA assets	607,434	84,438,119	—	—	84,438,119
Other new business added	250,605	17,404,886	—	6,458,933	23,863,819
Originations	25,671	5,831,815	—	—	5,831,815
Payoffs, sales and curtailments, net(1)	(273,209)	(27,032,936)	(2,880,935)	(2,337,654)	(32,251,525)

Ending balance	1,894,446	$143,365,961	$10,428,980	$45,033,529	$198,828,470

		At December 31, 2013
Ending number of accounts associated with our forward loan third-party servicing portfolio		1,292,458	217,347	384,641	1,894,446

(1)	Includes originations associated with our retention activities.

	For the Year Ended December 31, 2012
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with our forward loan third-party servicing portfolio
Beginning balance	979,530	$18,717,559	$16,302,306	$48,264,295	$83,284,160
New business added	89,266	4,721,056	—	7,199,196	11,920,252
Payoffs, sales and curtailments	(166,391)	(3,001,564)	(2,992,391)	(14,551,241)	(20,545,196)

Ending balance	902,405	$20,437,051	$13,309,915	$40,912,250	$74,659,216

		At December 31, 2012
Ending number of accounts associated with our forward loan third-party servicing portfolio		395,697	270,471	236,237	902,405

		For the Year Ended December 31, 2011
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with our forward loan third-party servicing portfolio
Beginning balance	5,539	$—	$—	$1,348,329	$1,348,329
Acquisition of Green Tree	769,108	20,141,602	17,860,799	—	38,002,401
New business added	258,932	—	—	48,300,086	48,300,086
Payoffs, sales and curtailments	(54,049)	(1,424,043)	(1,558,493)	(1,384,120)	(4,366,656)

Ending balance	979,530	$18,717,559	$16,302,306	$48,264,295	$83,284,160

		At December 31, 2011
Ending number of accounts associated with our forward loan third-party servicing portfolio		402,067	318,363	259,100	979,530

Provided below is a summary of the unpaid principal balance of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with forward mortgages. The Servicing segment receives intercompany servicing fees for on-balance sheet residential loans and real estate owned (in thousands):

	At December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Servicing portfolio composition associated with forward mortgages
Third parties
First lien mortgages	$181,208,279	$54,814,557	$60,267,669	$126,393,722	$(5,453,112)
Second lien mortgages	8,873,955	10,008,324	11,857,226	(1,134,369)	(1,848,902)
Manufactured housing	8,602,932	9,818,686	11,130,515	(1,215,754)	(1,311,829)
Other	143,304	17,649	28,750	125,655	(11,101)

Total third parties	198,828,470	74,659,216	83,284,160	124,169,254	(8,624,944)
On-balance sheet residential loans and real estate owned associated with forward mortgages(1)	3,274,846	2,549,050	2,749,894	725,796	(200,844)

Total servicing portfolio associated with forward mortgages	$202,103,316	$77,208,266	$86,034,054	$124,895,050	$(8,825,788)

(1)	On-balance sheet residential loans and real estate owned primarily includes loans of the Loans and Residuals Segment and the Non-Residual Trusts as well as forward loans held for sale.

Provided below are summaries of the number of accounts, unpaid principal balance, weighted average contractual servicing fee and past due status of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with forward mortgages (dollars in thousands). The Servicing segment receives intercompany servicing fees related to on-balance sheet assets.

	At December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due(1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	1,294,343	$181,208,279	0.23%	12.30%
Second lien mortgages	286,992	8,873,955	0.58%	3.78%
Manufactured housing	286,934	8,602,932	1.07%	4.00%
Other	26,177	143,304	0.93%	28.21%

Total accounts serviced for third parties	1,894,446	198,828,470	0.28%	11.57%
On-balance sheet residential loans and real estate owned associated with forward mortgages(2)	60,491	3,274,846		5.26%

Total servicing portfolio associated with forward mortgages	1,954,937	$202,103,316		11.47%

	At December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due(1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	338,854	$54,814,557	0.22%	15.68%
Second lien mortgages	238,690	10,008,324	0.44%	3.60%
Manufactured housing	323,481	9,818,686	1.08%	4.12%
Other	1,380	17,649	0.94%	4.01%

Total accounts serviced for third parties	902,405	74,659,216	0.36%	12.54%
On-balance sheet residential loans and real estate owned associated with forward mortgages(2)	58,637	2,549,050		8.25%

Total servicing portfolio associated with forward mortgages	961,042	$77,208,266		12.39%

(1)

Past due status is measured based on either the Mortgage Bankers Association, or MBA, method or the Office of Thrift Supervision, or OTS, method as specified in the servicing agreement. Under the MBA method, a loan is considered past due if its monthly payment is not received by the end of the day immediately preceding the loan’s next due date. Under the OTS method, a loan is considered past due if its monthly payment is not received by the loan’s due date in the following month.

(2)	On-balance sheet residential loans and real estate owned primarily includes loans of the Loans and Residuals Segment and the Non-Residual Trusts as well as forward loans held for sale.

The unpaid principal balance associated with first lien forward mortgages within our third-party servicing portfolio increased $126.4 billion at December 31, 2013 as compared to 2012. This increase was primarily due to bulk servicing right acquisitions and our originations and related sales activities. The increase in the other category within our third-party servicing portfolio of $125.7 million for the year ended December 31, 2013 as compared to 2012 was primarily due to automobile and unsecured loans related to a sub-servicing agreement entered into during the year that we boarded in the fourth quarter of 2013. The increase in the unpaid principal balance of our on-balance sheet residential loans and real estate owned associated with forward mortgages of $725.8 million for the year ended December 31, 2013 as compared to 2012 can be attributed to the ramp-up of our originations business partially offset by portfolio run-off of the assets held by the Residual and Non-Residual Trusts. At December 31, 2013, we had $976.8 million in unpaid principal balance associated with loans held for sale as compared to $16.3 million at December 31, 2012.

The weighted-average servicing fee of our third party servicing portfolio decreased by 8 basis points at December 31, 2013 as compared to 2012 primarily as a result of the change in the composition of the servicing portfolio. At December 31, 2013, the servicing portfolio included significantly more first lien mortgages as a result of our servicing right acquisitions which typically provide for a lower fee as compared to other servicing assets within our portfolio.

The decrease of 3.4% in delinquencies associated with the first lien forward mortgages within our third-party servicing portfolio at December 31, 2013 as compared to 2012 was primarily due to current year servicing right acquisitions, which included better performing, and thus less delinquent loans, and newly originated mortgages and thus resulted in lower on-average delinquencies than those of the portfolio at December 31, 2012. The delinquencies associated with the other category within our third-party servicing portfolio increased 24.2% for the year ended December 31, 2013 as compared to 2012 and can be attributed primarily to the delinquencies of the automobile loans added to the portfolio as noted above which were higher than those of the existing portfolio. Delinquencies decreased 3.0% for our on-balance sheet residential loans and real estate owned associated with forward mortgages at December 31, 2013 as compared to 2012 and is primarily attributable to the increase in loans held for sale noted above. Our loans held for sale are current, therefore reducing the overall delinquency for the on-balance sheet portfolio.

Net Servicing Revenue and Fees

A summary of net servicing revenue and fees for our Servicing segment is provided below (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Servicing fees	$551,632	$292,908	$151,973	$258,724	$140,935
Incentive and performance fees	101,041	64,417	31,321	36,624	33,096
Ancillary and other fees	72,782	38,588	13,971	34,194	24,617

Servicing revenue and fees	725,455	395,913	197,265	329,542	198,648
Realization of expected cash flows(1)	(141,533)	—	—	(141,533)	—
Changes in valuation inputs or other assumptions(2)	176,697	—	—	176,697	—
Other changes in fair value	12,894	—	—	12,894	—

Change in fair value of servicing rights	48,058	—	—	48,058	—
Amortization of servicing rights	(39,057)	(49,755)	(28,623)	10,698	(21,132)

Net servicing revenues and fees	$734,456	$346,158	$168,642	$388,298	$177,516

(1)	Represents changes due to the collection of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of principal of loans.

(2)	Represents changes in fair value resulting primarily from changes in discount rate, conditional prepayment rate and conditional default rate.

Net servicing revenue and fees include contractual fees, incentive and performance fees and ancillary fees net of amortization of servicing rights carried at amortized cost and the changes in fair value of servicing rights carried at fair value. Servicing revenue and fees increased $329.5 million for the year ended December 31, 2013 as compared to 2012 primarily due to growth in the third-party servicing portfolio of 992,041 accounts or 110% during 2013 resulting mainly from bulk MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by normal run-off of the servicing portfolio. The net fair value gains on servicing rights carried at fair value of $48.1 million for the year ended December 31, 2013 relate to the risk-managed forward loan class, a newly established class of servicing rights as discussed below.

Servicing revenue and fees increased $198.6 million for the year ended December 31, 2012 as compared to 2011 due primarily to the increase in third-party servicing revenue and fees. Third-party servicing revenue and fees increased by $182.5 million primarily due to the inclusion of a full year of Green Tree operations in 2012 as compared to six months of 2011 and a full year of servicing fees associated with the boarding of 159,000 loans into our servicing systems in November and December 2011. The increase in third-party servicing revenues and fees was partially offset by a decrease in intercompany servicing revenue and fees due to a decrease in the rate of the fees charged to the Loans and Residuals segment.

Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Average unpaid principal balance of loans serviced(1)	$178,704,977	$81,259,347	$38,838,552	$97,445,630	$42,420,795
Average servicing fee(2)	0.31%	0.36%	0.39%	-0.05%	-0.03%

(1)	Average unpaid principal balance of loans serviced is calculated as the average of the monthly unpaid principal balances.

(2)	Average servicing fee is calculated by dividing servicing fees by the average unpaid principal balance of loans serviced.

The decrease in average servicing fee of 5 basis points for the year ended December 31, 2013 as compared to 2012 was due to a change in the composition of the servicing portfolio. At December 31, 2013, the servicing portfolio included significantly more first lien mortgages as a result of our MSR acquisitions which typically provide for a lower fee as compared to other servicing assets within our portfolio. The average servicing fee for the year ended December 31, 2012 as compared to 2011 decreased by 3 basis points primarily as a result of our acquisition of Green Tree which changed the composition of the entire portfolio.

Servicing Rights Carried at Fair Value

A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

December 31, 2013
Servicing rights at fair value	$1,131,124
Unpaid principal balance of accounts serviced	$130,123,288
Inputs and assumptions:
Weighted-average remaining life in years	6.8
Weighted-average stated customer interest rate on underlying collateral	5.20%
Weighted-average discount rate	9.76%
Conditional prepayment rate	7.06%
Conditional default rate	2.90%

At December 31, 2012, there were no servicing rights carried at fair value. Effective January 1, 2013, the Company elected to account for its new risk-managed forward loan class of servicing rights at fair value. At

December 31, 2013, almost all servicing rights carried at fair value related to acquisitions during the current year including bulk and flow MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities. The increase in the fair value of these servicing rights of $48.1 million included $176.7 million in changes in valuation inputs or other assumptions and $12.9 million in servicing rights transferred to us for no consideration, partially offset by $141.5 million in changes in realization of cash flows which reflect the impact on servicing rights for the changes due to the collection of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of principal of loans.

The changes in valuation inputs or other assumptions of $176.7 million were due primarily to overall reductions to assumed conditional prepayment rates and conditional default rates. The decline in assumed conditional prepayment rates resulted primarily from a higher interest rate environment since the acquisitions of the related servicing rights, which was partially offset by the impact of HARP being extended in April 2013 through December 2015 and the increase in the Federal Housing Finance Agency’s, or FHFA’s, housing price index. The fair value of servicing rights tends to increase in periods of rising interest rates (as prepayments decrease). The decline in assumed conditional default rates was due primarily to actual performance and the addition of lower delinquency loans to our servicing portfolio. Assumed discount rates remained relatively flat since the acquisitions of servicing rights during the year ended December 31, 2013. The extension of HAMP in May 2013 to December 2015 also contributed to the change in valuation inputs and other assumptions given expected growth in ancillary fees. No assurance can be given that we will benefit from changes in valuation inputs and other assumptions in 2014 or beyond.

Salaries and Benefits

Salaries and benefits expense increased $62.3 million for the year ended December 31, 2013 as compared to 2012 due to our recent acquisitions and hiring to support the growth of our business. Headcount assigned to our Servicing segment increased by approximately 900 full-time employees, which includes approximately 400 employees from our MetLife net assets acquisition, from over 2,200 at December 31, 2012 to 3,100 at December 31, 2013. Salaries and benefits expense increased $85.0 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of a full year of Green Tree operations in 2012 as compared to six months of 2011.

General and Administrative and Allocated Indirect Expenses

General and administrative and allocated indirect expenses increased $128.2 million for the year ended December 31, 2013 as compared to 2012 due to a $45.6 million increase related to higher costs for compensating interest and a $19.1 million larger provision for uncollectible advances, as well as a $24.4 million increase in loan servicing expenses, all of which can be attributed to the growth in our third-party servicing portfolio. General and administrative and allocated indirect expenses increased $41.6 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of a full year of Green Tree operations in 2012 as compared to six months in 2011.

Depreciation and Amortization

Depreciation and amortization expense includes amortization of certain intangible assets related to the servicing business including customer and institutional relationship intangibles and capitalized software development costs. Depreciation and amortization increased $3.2 million for the year ended December 31, 2013 as compared to 2012 primarily as a result of additions of assets to support our growth. Depreciation and amortization increased $16.9 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of a full year of Green Tree operations in 2012 as compared to six months in 2011.

Interest Expense

Interest expense increased by $21.0 million for the year ended December 31, 2013 as compared to 2012 due to the increase in servicing advance liabilities to support our funding of servicer and protective advances that have grown by $1.2 billion primarily as a result of current year bulk servicing right acquisitions. Average servicing advance liabilities during the year ended December 31, 2013 were more than five times the average in 2012. Interest expense increased $1.8 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of a full year of Green Tree operations in 2012 as compared to six months of 2011.

Originations

Our Originations segment consists of operations that originate and purchase forward loans that are sold to third parties with servicing rights generally retained. The Originations segment was previously included in the Other segment, but became a reportable operating segment because of growth in the business resulting from the acquisition of the ResCap originations and capital markets platforms. Activity prior to the acquisition of the ResCap originations platform primarily consisted of brokerage operations whereby the Originations segment received origination commissions.

Provided below is a summary of results of operations for our Originations segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net gains on sales of loans	$594,341	$648	$—	$593,693	$648
Other revenues	36,100	5,269	795	30,831	4,474

Total revenues	630,441	5,917	795	624,524	5,122
Salaries and benefits	174,380	5,069	560	169,311	4,509
General and administrative and allocated indirect expenses	153,770	3,071	362	150,699	2,709
Interest expense	28,469	20	—	28,449	20
Depreciation and amortization	10,836	132	16	10,704	116

Total expenses	367,455	8,292	938	359,163	7,354
Income (loss) before income taxes	262,986	(2,375)	(143)	265,361	(2,232)
Core Earnings adjustments
Step-up depreciation and amortization	7,642	132	15	7,510	117
Share-based compensation expense	2,517	192	—	2,325	192
Other	—	(114)	—	114	(114)

Total adjustments	10,159	210	15	9,949	195

Core Earnings	273,145	(2,165)	(128)	275,310	(2,037)
Adjusted EBITDA adjustments
Depreciation and amortization	3,194	—	1	3,194	(1)
Other	7,754	7	—	7,747	7

Total adjustments	10,948	7	1	10,941	6

Adjusted EBITDA	$284,093	$(2,158)	$(127)	$286,251	$(2,031)

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Locked applications were $2.2 billion at December 31, 2013. Provided below is a summary of our locked volume adjusted for fallouts, funded volume and sold volume (in thousands):

	For the Year Ended December 31, 2013
	Locked Originations Volume(1)	Funded Originations Volume	Sold Originations Volume
Retention	$10,785,607	$9,322,332	$8,740,556
Retail	603,021	646,122	627,669
Correspondent	5,198,556	4,608,510	4,303,715
Wholesale	1,480,182	1,351,117	1,255,969

Total	$18,067,366	$15,928,081	$14,927,909

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

Net Gains on Sales of Loans

The amount of net gain on sales of loans is a function of the volume of our originations activity and the fair value of these loans. Net gain on sales of loans is increased or decreased by any mark to market pricing adjustments on derivatives and increases to the provision for repurchases related to loans sold during the period. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. While many factors can affect consumer demand for mortgages, generally, pricing competition on mortgage loans is lower in periods of low or declining interest rates, as consumer demand is greater. This provides opportunities for originators to increase volume and earn wider margins. Conversely, pricing competition increases when interest rates rise as consumer demand lessens. This reduces overall origination volume and may lead originators to reduce margins. The level and direction of interest rates however are not the sole determinant of consumer demand for mortgages and other factors such as secondary market conditions, home prices, credit spreads or legislative activity may impact consumer demand more significantly than interest rates in any given period.

Net gains on sales of loans for our Originations segment consist of the following (in thousands):

	For the Years Ended December 31,
	2013	2012	Variance
Cash gains:
Realized gains on sale of loans	$214,265	$537	$213,728
Realized gains on hedging activities	87,722	—	87,722
Interest income	32,253	16	32,237

Total cash gains	334,240	553	333,687
Non-cash gains (loss):
Capitalized servicing rights	187,749	—	187,749
Change in fair value of loans held for sale and derivatives:			—
Loans held for sale	24,771	266	24,505
Interest rate lock commitments	38,080	(153)	38,233
Forward sale commitments	20,389	—	20,389
Securities purchase commitments	(1,880)	—	(1,880)
Loan purchase commitments	46	—	46

Total change in fair value of loans held for sale and derivatives	81,406	113	81,293
Provision for repurchases	(9,054)	(18)	(9,036)

Total non-cash gains	260,101	95	260,006

Net gains on sales of loans	$594,341	$648	$593,693

Other Revenues

Other revenues consist primarily of origination fee income which increased $30.8 million for the year ended December 31, 2013 as compared to 2012 as a result of the acquisition of the ResCap originations and capital markets platforms during the first quarter of 2013. Other revenues increased $4.5 million for the year ended December 31, 2012 as compared to 2011 primarily as a result of the ramp-up of the originations business in the fourth quarter of 2012.

Expenses

Interest expense for the Originations segment consists of interest incurred on master repurchase agreements, which are used to finance the origination and purchase of forward loans. Depreciation and amortization expense consists primarily of depreciation of computer software and amortization of intangible assets acquired in connection with the acquisition of the ResCap originations and capital markets platforms. Expenses increased $359.2 million for the year ended December 31, 2013 as compared to 2012 as a result of the acquisition of these assets during the first quarter of 2013. Expenses increased $7.4 million for the year ended December 31, 2012 as compared to 2011 primarily as a result of the ramp-up of the originations business in the fourth quarter of 2012.

Reverse Mortgage

Our Reverse Mortgage segment, which was formed as a result of the acquisition of RMS, consists of operations that purchase and originate reverse loans that are securitized but remain on the consolidated balance sheet as collateral for secured borrowings, or HMBS related obligations. This segment also performs servicing for third-party investors in reverse loans and provides other ancillary services for the reverse mortgage market.

Provided below is a summary of results of operations for our Reverse Mortgage segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Years Ended December 31,
	2013	2012	Variance
Net fair value gains on reverse loans and related HMBS obligations	$120,382	$7,279	$113,103
Net servicing revenue and fees	27,342	4,428	22,914
Net gain on sales of loans	4,633	—	4,633
Other revenues	15,307	1,858	13,449

Total revenues	167,664	13,565	154,099
Salaries and benefits	74,106	4,351	69,755
General and administrative and allocated indirect expenses	73,648	3,640	70,008
Depreciation and amortization	11,145	1,236	9,909
Other expenses, net	439	—	439
Interest expense	7,974	1,217	6,757

Total expenses	167,312	10,444	156,868

Income before income taxes	352	3,121	(2,769)
Core Earnings adjustments
Step-up depreciation and amortization	9,546	1,101	8,445
Share-based compensation expense	1,278	153	1,125
Fair value to cash adjustments for reverse loans	17,995	2,554	15,441
Other	11,142	—	11,142

Total adjustments	39,961	3,808	36,153

Core Earnings	40,313	6,929	33,384
Adjusted EBITDA adjustments
Interest expense on corporate debt	40	—	40
Non-cash interest income	(429)	(119)	(310)
Depreciation and amortization	1,599	135	1,464
Amortization of servicing rights	3,526	706	2,820
Other	83	22	61

Total adjustments	4,819	744	4,075

Adjusted EBITDA	$45,132	$7,673	$37,459

Reverse Mortgage Servicing Portfolio

Provided below are summaries of the activity in our third-party servicing portfolio for our reverse mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes servicing performed related to residential loans and real estate owned that have been recognized on our consolidated balance sheets, as the reverse loan transfer was accounted for as a secured borrowing (dollars in thousands):

	For the Year Ended December 31, 2013
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with our reverse loan third-party servicing portfolio
Beginning balance	42,855	$3,032,569	$3,023,614	$1,398,123	$7,454,306
New business added	5,921	4,770	—	680,448	685,218
Other additions(1)	—	124,377	206,636	108,962	439,975
Payoffs, sales and curtailments	(4,113)	(384,464)	(289,994)	(214,737)	(889,195)

Ending balance	44,663	$2,777,252	$2,940,256	$1,972,796	$7,690,304

		At December 31, 2013
Ending number of accounts associated with our reverse loan third-party servicing portfolio		17,899	17,765	8,999	44,663

	For the Year Ended December 31, 2012
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with our reverse loan third-party servicing portfolio
Beginning balance	—	$—	$—	$—	$—
Acquisition of RMS	49,291	3,037,081	4,588,482	—	7,625,563
Acquisition of S1L	35	8,515	—	—	8,515
New business added	4,021	—	—	1,413,522	1,413,522
Other additions(1)	—	22,454	32,844	—	55,298
Payoffs, sales and curtailments	(10,492)	(35,481)	(1,597,712)	(15,399)	(1,648,592)

Ending balance	42,855	$3,032,569	$3,023,614	$1,398,123	$7,454,306

		At December 31, 2012
Ending number of accounts associated with our reverse loan third-party servicing portfolio		19,920	18,946	3,989	42,855

(1)

Other additions associated with servicing and sub-servicing rights capitalized include additions to the principal balance serviced related to interest, servicing fees, mortgage insurance and advances owed by the borrower.

Provided below is a summary of the number of accounts, unpaid principal balance and weighted average contractual servicing fee rate related to our servicing portfolio associated with reverse mortgages (dollars in thousands):

	At December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third party servicing portfolio associated with reverse mortgages	44,663	$7,690,304	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	52,196	8,167,516

Total servicing portfolio associated with reverse mortgages	96,859	$15,857,820

	At December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third party servicing portfolio associated with reverse mortgages	42,855	$7,454,306	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	35,084	5,431,617

Total servicing portfolio associated with reverse mortgages	77,939	$12,885,923

Variances between the years presented below, unless noted otherwise, are due to having a full year of reverse mortgage business operations in 2013 as compared to two months in 2012.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations

Net fair value gains on reverse loans and related HMBS obligations includes the contractual interest income earned on reverse loans, including those not yet securitized or bought out of securitization pools, net of interest expense on HMBS related obligations and the change in fair value of these assets and liabilities. The net contractual interest approximates our servicing fees. Included in the change in fair value are gains due to loan originations, which include draws on reverse loans where the borrower has additional borrowing capacity. These gains result from bulk market pricing exceeding the cost of the origination or acquisition of the loan as well as changes in fair value resulting from changes to market pricing on newly originated HECMs and HMBS. No gain or loss is recognized upon securitization of reverse loans as these transactions are accounted for as secured borrowings.

During the years ended December 31, 2013 and 2012, we recognized $120.4 million and $7.3 million in net fair value gains on reverse loans and related HMBS obligations which included contractual interest income earned on reverse loans net of interest expense on HMBS related obligations of $25.7 million and $3.2 million, respectively, and favorable changes in fair value of $94.7 million and $4.1 million, respectively.

The growth in net contractual interest of $22.5 million during the year ended December 31, 2013 as compared to 2012 was due primarily to having a full year of related activity during 2013 rather than two months in 2012 as well as growth in the portfolio. The unpaid principal balance of reverse loans increased by $2.7 billion to $8.1 billion at December 31, 2013 while the balance outstanding on HMBS related obligations increased by $2.8 billion to $8.0 billion at December 31, 2013. The favorable change in fair value recorded during the year ended December 31, 2013 of $94.7 million resulting from the gain on HMBS related obligations partially offset by the loss on reverse loans was due to growth of the portfolio as well as the change in market pricing for newly originated HECMs and HMBS. Similarly, the favorable change in fair value recorded during the year ended December 31, 2012 of $4.1 million resulting from the gain on reverse loans partially offset by the loss on HMBS related obligations was due to the change in market pricing since the acquisition of RMS in the fourth quarter of 2012.

Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Years Ended December 31,
	2013	2012
Net fair value gains (losses) on reverse loans and related HMBS obligations
Interest income on reverse loans	$347,497	$44,314
Change in fair value of reverse loans	(239,417)	20,716

Net fair value gains on reverse loans	108,080	65,030

Interest expense on HMBS related obligations	(321,820)	(41,114)
Change in fair value of HMBS related obligations	334,122	(16,637)

Net fair value gains (losses) on HMBS related obligations	12,302	(57,751)

Net fair value gains on reverse loans and related HMBS obligations	$120,382	$7,279

Net Servicing Revenue and Fees

Net servicing revenue and fees for the reverse mortgage business consists of contractual servicing fees and ancillary and other fees related to our third-party reverse mortgage portfolio offset by amortization of servicing rights.

A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (in thousands):

	For the Years Ended December 31,
	2013	2012	Variance
Servicing fees	$11,670	$2,233	$9,437
Incentive and performance fees	15,001	2,457	12,544
Ancillary and other fees	4,197	444	3,753

Servicing revenue and fees	30,868	5,134	25,734
Amortization of servicing rights	(3,526)	(706)	(2,820)

Net servicing revenues and fees	$27,342	$4,428	$22,914

Net Gains on Sales of Loans

Net gains on sales of loans relate to sales of loans to third parties by S1L and consist of the following (in thousands):

For the Year Ended December 31, 2013
Realized gains on sale of loans	$4,239
Provision for repurchases	(13)
Interest income	372
Other	35

Net gains on sales of loans	$4,633

Beginning in May 2013, we no longer sell reverse loans to third parties and all reverse loans purchased and originated are securitized by RMS and as such remain on the consolidated balance sheet as collateral for HMBS related obligations. No gain or loss is recognized upon securitization of reverse loans. As a result, there were no gains on sales of loans recognized by our Reverse Mortgage segment subsequent to April 30, 2013.

Other Revenues

Other revenues primarily consist of origination fee income and the accretion of an acquisition-related fair value adjustment on servicer advances. The Reverse Mortgage segment recorded $11.2 million and $0.3 million in origination fee income during the years ended December 31, 2013 and to 2012, respectively.

Expenses

Interest expense for the reverse mortgage business consists primarily of the interest incurred on master repurchase agreements, which are used to finance the origination and purchase of reverse loans. Depreciation and amortization expense for the reverse mortgage business, including step-up depreciation and amortization, relates to premises and equipment and intangible assets acquired in connection with the acquisitions of RMS and S1L. Included in general and administrative and allocated indirect expenses for the year ended December 31, 2013 are loan portfolio expenses of $12.1 million, loan servicing expenses of $11.1 million, which includes a $6.3 million provision for curtailment, legal and professional fees of $10.4 million and advertising expense of $8.4 million. Legal and professional fees primarily include contractor-related expenses to support our efforts in the implementation of operational process improvements. No provision for curtailment was recorded during the year ended December 31, 2012.

Assets Receivables Management

Our ARM segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners.

Provided below is a summary of results of operations for our ARM segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net servicing revenue and fees
Third parties	$40,354	$38,351	$14,275	$2,003	$24,076
Intercompany	405	525	—	(120)	525

Total net servicing revenue and fees	40,759	38,876	14,275	1,883	24,601
Other revenues	183	49	—	134	49

Total revenues	40,942	38,925	14,275	2,017	24,650
General and administrative and allocated indirect expenses	11,785	12,542	5,193	(757)	7,349
Salaries and benefits	11,055	10,081	3,802	974	6,279
Depreciation and amortization	6,260	7,774	3,906	(1,514)	3,868

Total expenses	29,100	30,397	12,901	(1,297)	17,496
Income before income taxes	11,842	8,528	1,374	3,314	7,154
Core Earnings adjustments
Step-up depreciation and amortization	5,431	7,774	3,906	(2,343)	3,868
Share-based compensation expense	499	868	192	(369)	676

Total adjustments	5,930	8,642	4,098	(2,712)	4,544

Core Earnings	17,772	17,170	5,472	602	11,698
Adjusted EBITDA adjustments
Depreciation and amortization	829	—	—	829	—
Other	33	39	43	(6)	(4)

Total adjustments	862	39	43	823	(4)

Adjusted EBITDA	$18,634	$17,209	$5,515	$1,425	$11,694

Gross collections	141,894	137,240	51,898	4,654	85,342

Net Servicing Revenue and Fees

Net servicing revenue and fees consist of asset recovery revenue. Net servicing revenue and fees remained relatively flat for the year ended December 31, 2013 as compared to 2012. Net servicing revenue and fees increased $24.6 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of a full year of Green Tree operations in 2012 as compared to six months of 2011 and an overall growth in collections activity.

General and Administrative and Allocated Indirect Expenses

General and administrative and allocated indirect expenses remained relatively flat for the year ended December 31, 2013 as compared to 2012. General and administrative and allocated indirect expenses increased $7.3 million for the year ended December 31, 2012 as compared to 2011 due primarily to having a full year of Green Tree expenses in 2012 compared to six months of related expenses in 2011.

Salaries and Benefits

Salaries and benefits increased by $1.0 million for the year ended December 31, 2013 as compared to 2012 primarily due to operational changes to the mix of employees allocated to the ARM business. Salaries and benefits increased $6.3 million for the year ended December 31, 2012 as compared to 2011 due primarily to having a full year of Green Tree expenses in 2012 compared to six months of related expenses in 2011 as well as growth in the business.

Depreciation and Amortization

Depreciation and amortization expense consists primarily of amortization of the customer-relationship intangible asset recognized for our ARM business in connection with the acquisition of Green Tree. Depreciation and amortization decreased $1.5 million for the year ended December 31, 2013 as compared to 2012 primarily as a result of the decline in the customer-relationship intangible asset which is amortized under the economic consumption method. Depreciation and amortization increased $3.9 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of a full year of Green Tree operations in 2012 as compared to six months of 2011.

Insurance

Our Insurance segment consists of our agency business. The agency business recognizes commission income, net of estimated future policy cancellations, at the time policies are effective. Until January 1, 2012, this segment also included a reinsurance business. The reinsurance business earned premium revenue over the life of insurance contracts and incurred actual costs of property damage claims. In conjunction with the acquisition of Green Tree, we terminated our property reinsurance business. Existing property policies that had been subject to reinsurance were cancelled and new property policies not subject to reinsurance were entered into through our agency business beginning January 1, 2012, thereby eliminating claims costs and exposure subsequent to this date.

Provided below is a summary of results of operations for our Insurance segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Insurance revenue
Third parties	$84,478	$73,249	$41,651	$11,229	$31,598
Intercompany	—	—	2,101	—	(2,101)

Total insurance revenue	84,478	73,249	43,752	11,229	29,497
Other revenues	29	659	1,245	(630)	(586)

Total revenues	84,507	73,908	44,997	10,599	28,911
General and administrative and allocated indirect expenses	28,426	30,093	22,744	(1,667)	7,349
Depreciation and amortization	4,883	5,377	2,706	(494)	2,671
Salaries and benefits	3,457	2,658	1,321	799	1,337
Other expenses, net	1,772	2,424	5,925	(652)	(3,501)

Total expenses	38,538	40,552	32,696	(2,014)	7,856

Income (loss) before income taxes	45,969	33,356	12,301	12,613	21,055
Core Earnings adjustments
Step-up depreciation and amortization	4,883	5,377	2,674	(494)	2,703
Share-based compensation expense	1,070	2,167	1,183	(1,097)	984
Non-cash interest expense	—	214	513	(214)	(299)

Total adjustments	5,953	7,758	4,370	(1,805)	3,388

Core Earnings	51,922	41,114	16,671	10,808	24,443
Adjusted EBITDA adjustments
Non-cash interest income	—	(655)	(1,241)	655	586
Depreciation and amortization	—	—	32	—	(32)
Pro forma synergies	—	—	596	—	(596)
Other	87	77	295	10	(218)

Total adjustments	87	(578)	(318)	665	(260)

Adjusted EBITDA	$52,009	$40,536	$16,353	$11,473	$24,183

Provided below is a summary of net written premiums (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net written premiums
Lender-placed	$153,478	$87,094	$45,063	$66,384	$42,031
Voluntary	67,613	81,611	40,833	(13,998)	40,778

Total net written premiums	$221,091	$168,705	$85,896	$52,386	$82,809

Provided below is a summary of outstanding insurance policies written:

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Number of outstanding policies written
Lender-placed	137,605	108,800	108,766	28,805	34
Voluntary	74,901	85,040	98,475	(10,139)	(13,435)

Total outstanding policies written	212,506	193,840	207,241	18,666	(13,401)

The increase in net written premiums associated with lender-placed insurance policies during the year ended December 31, 2013 as compared to 2012 was primarily due to new business resulting from bulk servicing right acquisitions. The decrease in net written premiums associated with voluntary insurance policies during the year ended December 31, 2013 as compared to 2012 was primarily due to the run-off of existing manufactured housing related policies which is consistent with the run-off for the related servicing portfolio. The increase in both lender-placed and voluntary net written premiums during the year ended December 31, 2012 as compared to 2011 was due to a full year of Green Tree operations in 2012 as compared to only six months in 2011.

Insurance Revenue

Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies and other products sold to customers, net of estimated future policy cancellations, as well as premium revenue from captive reinsurers. Commission income is based on a percentage of the price of the insurance policy sold, which varies based on the type of product. Insurance revenue increased $11.2 million for the year ended December 31, 2013 as compared to 2012 due primarily to the increase in insurance policies issued during 2013 as a result of the growth of the first lien residential loan servicing portfolio, partially offset by run-off of policies previously in-force and lower commission rates that were effective on January 1, 2013.

Insurance revenue increased $29.5 million for the year ended December 31, 2012 as compared to 2011, which was due primarily to having a full year of Green Tree insurance revenue in 2012 as compared to only six months in 2011. Net written premiums for the year ended December 31, 2012 increased to almost twice the number written in 2011.

Due to recent regulatory developments surrounding lender-placed insurance policies as mentioned in Part I, Item 1A. “Risk Factors” and the Regulatory Developments section above we expect our sales commissions related to lender-placed insurance policies to decrease significantly beginning in the second quarter of 2014. We are actively looking for alternatives to preserve or replace revenue streams in our Insurance business. However there is no assurance that our efforts will be successful in preserving or replacing any affected revenue streams or otherwise preserving for our shareholders all or any part of our Insurance business.

General and Administrative and Allocated Indirect Expenses

General and administrative and allocated indirect expenses remained relatively flat for the year ended December 31, 2013 as compared to 2012. General and administrative and allocated indirect expenses increased $7.3 million for the year ended December 31, 2012 as compared to 2011 due primarily to having a full year of Green Tree expenses in 2012 compared to six months of related expenses in 2011.

Depreciation and Amortization

Depreciation and amortization consists primarily of amortization of the customer-relationship intangible assets recognized for our Insurance business in connection with the acquisition of Green Tree. Depreciation and amortization decreased $0.5 million for the year ended December 31, 2013 as compared to 2012 as a result of the decline in the customer-relationship intangible asset, which is amortized under the economic consumption method. Depreciation and amortization increased $2.7 million for the year ended December 31, 2012 as compared to 2011 due primarily to the inclusion of a full year of Green Tree operations in 2012 as compared to six months of 2011.

Salaries and Benefits

Salaries and benefits increased by $0.8 million for the year ended December 31, 2013 as compared to 2012 primarily due to growth in business. Salaries and benefits increased $1.3 million for the year ended December 31, 2012 as compared to 2011 due primarily to having a full year of Green Tree expenses in 2012 compared to six months of related expenses in 2011.

Other Expenses, Net

Other expenses consist primarily of claims expense and accretion of certain acquisition-related fair value adjustments. Other expenses decreased by $0.7 million for the year ended December 31, 2013 as compared to 2012 primarily as a result of a $0.5 million reduction to claims expense. Other expenses decreased $3.5 million for the year ended December 31, 2012 as compared to 2011 due primarily to a reduction in claims expense of $4.7 million resulting from the termination of our property reinsurance operations in 2012, partially offset by having a full year of Green Tree expenses in 2012 compared to six months of related expenses in 2011.

Loans and Residuals

Our Loans and Residuals segment consists of the forward mortgage loans, real estate owned and mortgage-backed debt of the Residual Trusts, as well as unencumbered residential loans and real estate owned. Through this business, we seek to earn a spread from the interest income we earn on the residential loans less the credit losses we incur on these loans and the interest expense we pay on the mortgage-backed debt issued to finance the loans.

Provided below is a summary statement of operations for our Loans and Residuals segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Interest income	$144,651	$154,351	$164,794	$(9,700)	$(10,443)
Interest expense	(86,974)	(96,337)	(91,075)	9,363	(5,262)

Net interest income	57,677	58,014	73,719	(337)	(15,705)
Provision for loan losses	(1,229)	(13,352)	(6,016)	12,123	(7,336)

Net interest income after provision for loan losses	56,448	44,662	67,703	11,786	(23,041)
Other revenues	9	5	—	4	5
Other gains (losses)	181	(116)	1,060	297	(1,176)
Intercompany expense	(11,035)	(11,776)	(22,546)	741	10,770
Other expenses, net	(13,153)	(16,847)	(14,677)	3,694	(2,170)

Total other revenue (expense)	(23,998)	(28,734)	(36,163)	4,736	7,429

Income before income taxes	32,450	15,928	31,540	16,522	(15,612)

Core Earnings adjustments
Non-cash interest expense	2,678	4,943	1,901	(2,265)	3,042
Other	—	—	(1,646)	—	1,646

Total adjustments	2,678	4,943	255	(2,265)	4,688

Core Earnings	35,128	20,871	31,795	14,257	(10,924)

Adjusted EBITDA adjustments
Non-cash interest income	(16,061)	(14,501)	(13,725)	(1,560)	(776)
Provision for loan losses	1,229	13,352	6,016	(12,123)	7,336
Residual Trusts cash flows	3,554	9,342	9,108	(5,788)	234
Pro forma monetized assets	—	—	(13,305)	—	13,305
Other	(2,663)	(221)	1,872	(2,442)	(2,093)

Total adjustments	(13,941)	7,972	(10,034)	(21,913)	18,006

Adjusted EBITDA	$21,187	$28,843	$21,761	$(7,656)	$7,082

Provided below is a summary of the residential loan portfolio, the mortgage-backed debt and real estate owned of the Loans and Residuals segment as well as certain ratios (dollars in thousands):

	December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Residential loans, net of cost basis adjustments	$1,408,341	$1,510,756	$1,605,688	$(102,415)	$(94,932)
Allowance for loan losses	(14,320)	(20,435)	(13,824)	6,115	(6,611)

Residential loans, net	1,394,021	1,490,321	1,591,864	(96,300)	(101,543)
Mortgage-backed debt, net of discounts	1,203,084	1,315,442	1,413,509	(112,358)	(98,067)
Real estate owned
Carrying value	$45,306	$49,089	$53,651	$(3,783)	$(4,562)
Number of units	809	842	867	(33)	(25)
Delinquencies(1)
30 days or more past due	5.79%	7.01%	5.73%	-1.22%	1.28%
90 days or more past due	4.02%	4.63%	3.99%	-0.61%	0.64%
Allowance as % of residential loans(2)	1.02%	1.35%	0.86%	-0.33%	0.49%

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net charge-offs	$7,344	$6,741	$8,099	$603	$(1,358)
Charge-off ratio(3)	0.50%	0.43%	0.50%	0.07%	-0.07%
Coverage ratio(4)	194.99%	303.14%	170.69%	-108.15%	132.45%

(1)	Delinquency rates are calculated based on unpaid principal balance.

(2)	The allowance for loan loss ratio is calculated as period end allowance for loan losses divided by period end residential loans before the allowance for loan losses.

(3)

The charge-off ratio is calculated as charge-offs, net of recoveries, divided by average residential loans before the allowance for loan losses. Net charge-offs include charge-offs recognized upon acquisition of real estate in satisfaction of residential loans.

(4)	The coverage ratio is calculated as period-end allowance for loan losses divided by charge-offs, net of recoveries.

Net Interest Income

Provided below is a summary of our average yields and rates and the net interest spread and margin on the portfolio held by the Loans and Residuals segment (dollars in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Residential loans at amortized cost
Interest income	$144,651	$154,351	$164,794	$(9,700)	$(10,443)
Average balance	1,460,472	1,560,423	1,621,540	(99,951)	(61,117)
Average yield(1)	9.90%	9.89%	10.16%	0.01%	-0.27%
Mortgage-backed debt at amortized cost
Interest expense	$86,974	$96,337	$91,075	$(9,363)	$5,262
Average balance	1,259,448	1,364,200	1,347,532	(104,752)	16,668
Average rate	6.91%	7.06%	6.76%	-0.15%	0.30%
Net interest income	$57,677	$58,014	$73,719	$(337)	$(15,705)
Net interest spread(1)	2.99%	2.83%	3.40%	0.16%	-0.57%
Net interest margin(2)	3.95%	3.72%	4.55%	0.23%	-0.83%

(1)	Net interest spread is calculated by subtracting the average rate on mortgage-backed debt at amortized cost from the average yield on residential loans at amortized cost.

(2)	Net interest margin is calculated by dividing net interest income by the average balance of the residential loans at amortized cost.

Net interest income was $57.7 million, $58.0 million and $73.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net interest income decreased $0.3 million while net interest spread and net interest margin increased 16 and 23 basis points, respectively, during the year ended December 31, 2013 as compared to 2012 primarily due to the decline in residential loans at amortized cost offset by a lower average 90 days or more delinquency rate.

Net interest income, net interest spread, and net interest margin decreased $15.7 million, 57 basis points and 83 basis points, respectively, during the year ended December 31, 2012 as compared to 2011 primarily due to the decline in residential loans at amortized cost balance and a lower related yield of 27 basis points resulting from an increase in delinquencies that were 90 days or more past due.

Provision for Loan Losses

We recognize a provision for loan losses for our residential loan portfolio accounted for at amortized cost. The provision for loan losses decreased by $12.1 million for the year ended December 31, 2013 as compared to 2012 primarily due to lower loss severities which have improved during 2013 from higher average home selling prices in our markets and a decrease in the frequency rate used to calculate the allowance for loan losses based on continued improvement in unemployment rates since reaching a peak of 10.0% in October 2009. In contrast, the provision for loan losses increased $7.3 million for the year ended December 31, 2012 as compared to 2011 due to increasing delinquencies and unfavorable trends in severity rates associated with the sale of aged real estate owned inventory and continued home pricing challenges in the rural southeastern U.S. real estate. With continued stabilization in economic trends and portfolio performance we expect continued improvement in the credit quality of the residential loan portfolio.

Intercompany Expense

Our Loans and Residuals segment is charged a fee by our Servicing segment for performing servicing activities for the residential loans and real estate owned of the Loans and Residuals segment. In addition, during the year ended December 31, 2011 this segment was charged a commission from the Insurance segment for force-placed insurance policies written on loans held by the Loans and Residuals segment. Intercompany expenses decreased $0.7 million for the year ended December 31, 2013 as compared to 2012 due to a decline in residential loan balances serviced. Intercompany expenses decreased by $10.8 million for the year ended December 31, 2012 as compared to 2011 due to a decrease in the rate of the fees charged by the Servicing segment.

Other Expenses, Net

Other expenses, net decreased $3.7 million for the year ended December 31, 2013 as compared to 2012. This was due primarily to a $2.4 million decrease in loan portfolio expenses resulting from elevated expenses in 2012 due to the implementation of operational changes in the protection of collateral and lower real estate owned expenses, net of $0.6 million resulting primarily from realized gains and lower fair value adjustments on real estate owned of $2.2 million that resulted from a trend of reduced loss severity during 2013 as compared to 2012. This was partially offset by higher holding costs of $1.6 million primarily due to additional focus on maximizing real estate owned value through increased maintenance and rehabilitation activities.

Other expenses, net increased by $2.2 million for the year ended December 31, 2012 as compared to 2011 due to an increase of $7.4 million resulting from operational changes in protection of the collateral discussed above, partially offset by a decrease in real estate owned expenses of $5.3 million, related to lower real estate owned holding costs and favorable trends in fair value adjustments required on real estate owned.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; forward and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs. We recognize the need to have liquid funds available to operate and grow our business and it is our policy to have adequate liquidity at all times. Our liquidity is measured as our and our subsidiaries’ cash and cash equivalents that are not subject to minimum cash requirements, which are typically associated with our servicing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver, as described under the Corporate Debt section below. At December 31, 2013, our liquidity was $557.7 million.

Our principal sources of liquidity are the cash flows generated from our Servicing and Originations segments and funds available from our Revolver, master repurchase agreements, forward loan servicing advance facilities, and issuance of HMBS.

We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next twelve months. We expect to generate adequate cash flows to fund our operations principally from our servicing and origination operations and expect to fund future growth opportunities with capital obtained from external sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing, including the renewal of existing forward loan servicing advance facilities and forward and reverse loan master repurchase agreements. We may access the capital markets from time to time to augment our liquidity position as our business dictates, which includes our ability to offer and sell securities under our shelf registration statement. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.

We used the net proceeds of $561.3 from our private offering of the Senior Notes and our $1.5 billion 2013 Term Loan to finance the acquisition of MSRs, repay indebtedness outstanding under our then existing 2012 Term Loan, to pay related fees and expenses, and for general corporate purposes.

We used a portion of the net proceeds of $276.1 million from our 2012 public offering of common stock and the refinancing and expansion to $1.1 billion of our 2012 Term Loan to fund the acquisition of the ResCap net assets for cash paid of $492.0 million and the BOA asset purchase for cash paid of $495.7 million excluding servicer advances. The BOA asset purchase and the ResCap net assets included servicer advances that were partially funded through existing advance financing facilities. We anticipate that future acquisitions of MSRs could be financed with debt and/or capital provided by a financing partner, similar to the other MSR structures in the market today.

We have an effective shelf registration statement on file with the SEC for an indeterminate number of securities that is effective for three years (expires February 6, 2015), after which time we expect to be able to file another shelf registration statement that would be in place for another three year term. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time securities, including common stock, debt securities, preferred stock, warrants and units.

Forward Mortgage Servicing Business

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual payment requirements for investors and to pay taxes, insurance and foreclosure costs and various other items, referred to as protective advances, which are required to preserve the collateral underlying the residential loans being serviced. In the normal course of business, we borrow money from various counterparties who provide us with financing to fund a portion of our forward loan related servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Our ability to fund servicing advances is a significant factor that affects our liquidity and we depend upon our ability to secure these types of arrangements on acceptable terms and to renew or replace existing financing facilities as they expire. However there can be no assurance that these facilities will be available to us in the future. The servicing advance financing agreements that support our servicing operations are discussed below.

Servicer Advance Reimbursement Agreement

In December 2013, we renewed our Servicer Advance Reimbursement Agreement with Fannie Mae, which provides for the reimbursement of up to $950.0 million of certain principal and interest and protective advances that are our responsibility under certain servicing agreements. The cost of this agreement is LIBOR plus 2.50% or 3.50% on amounts being reimbursed. The agreement expires on March 31, 2014. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. We had $903.4 million outstanding under this agreement at December 31, 2013.

Fannie Mae is required to provide us with notification that they will not renew the Servicer Advance Reimbursement Agreement 120 days prior to the expiration of the agreement. If not renewed, there will be no additional funding of new advances. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to settle the outstanding balance at which point the remaining balance will become due and payable. We have not been notified of the intent to terminate the agreement through non-renewal. In assessing the adequacy of our liquidity, we assume that this agreement will be extended beyond March 31, 2014.

Receivables Loan Agreement

In May 2012, we renewed our three-year Receivables Loan Agreement that provides borrowings of up to $75.0 million and is collateralized by certain principal and interest, taxes and insurance and other protective advances reimbursable from securitization trusts serviced by us. The principal payments on the note are paid from the recoveries or repayment of underlying advances. Accordingly, the timing of the principal payments is dependent on the recoveries or repayment of underlying advances that collateralize the note. The interest cost under the renewed agreement, which matures in July 2015, is LIBOR plus 3.25%. We had $67.9 million outstanding under this agreement at December 31, 2013.

Our Receivables Loan Agreement contains customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are the minimum annual net cash provided by operating activities and minimum tangible net worth requirements. During the fourth quarter of 2013, the Receivables Loan Agreement was amended to waive the covenant relating to the requirement to maintain a minimum annual net cash provided by operating activities for the year ended December 31, 2013. As a result, we were in compliance with all covenants at December 31, 2013.

Revolving Credit Agreement

In December 2013, we entered into a Revolving Credit Agreement that provides borrowings up to $85.0 million and is collateralized by certain servicer and protective advances that are our responsibility under certain servicing agreements. Collections of advances that have been reimbursed under the agreement require remittance of at least 80% upon collection to settle the outstanding balance under the agreement. The interest rate under the agreement is LIBOR plus 2.50% through June 30, 2014, and subsequently increases to LIBOR plus 3.75% until maturity in June 2015. There was no balance outstanding and no collateral pledged under the agreement at December 31, 2013.

Servicer Advance Facility

In January 2014, we entered into an indenture agreement whereby a wholly-owned subsidiary of ours will transfer certain servicer advances to a statutory trust. A portion of the advance balances transferred will be financed by the trust through the issuance of various classes of funding notes collateralized by the transferred advances. The principal and interest payments on the funding notes are paid from the recoveries or repayment of the underlying advances. Accordingly, the timing of principal payments is dependent on the recoveries or repayments received on the underlying advances collateralizing the funding notes. The indenture agreement allows for borrowings of up to $100 million. The funding notes are variable interest rate instruments whose rates are based on LIBOR plus a specified margin. The indenture agreement matures in January 2015, at which point no additional advances may be pledged to the trust, unless the indenture agreement is extended. In the event the indenture is not extended, the funding notes will be required to be repaid in full in February 2015.

Reverse Mortgage Servicing Business

Similar to our forward mortgage servicing business, our servicing agreements impose on us obligations to advance our own funds to meet contractual payment requirements for investors and to pay protective advances, which are required to preserve the collateral underlying the residential loans being serviced. We rely upon operating cash flows to fund these obligations.

Forward Mortgage Originations Business

Master Repurchase Agreements

We utilize master repurchase agreements to support our originations or purchase of forward loans. These agreements were entered into by Green Tree Servicing LLC, our indirect wholly-owned subsidiary. The facilities had an aggregate capacity of $2.0 billion at December 31, 2013. At December 31, 2013, the interest rates on the facilities are primarily based on LIBOR plus between 2.25% and 2.95% and have various expiration dates through May 2014. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase forward loans. The source of repayment of these facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume, however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity includes $1.2 billion of committed funds and $800.0 million of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Green Tree Servicing LLC under the master repurchase agreements are guaranteed by the Company. We had $935.1 million of borrowings under these master repurchase agreements at December 31, 2013, which included $108.8 million of borrowings utilizing uncommitted funds.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. We were in compliance with all covenants at December 31, 2013.

Representations and Warranties

In conjunction with our originations business, we provide representations and warranties on loan sales. We sell and securitize forward loans predominantly to GSEs, such as Fannie Mae. We may also sell forward loans, primarily those that do not meet criteria for securitizations with GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale or securitization, if it is determined that the loans sold are in breach of these representations or warranties, we generally have an obligation to either: (1) repurchase the loan for the unpaid principal balance, accrued interest, and related advances, (2) indemnify the purchaser, or (3) make the purchaser whole for the economic benefits of the loan.

Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties.

Our obligations vary based upon the nature of the repurchase demand and the current status of the residential loan. Our estimate of the liability associated with representations and warranties exposure is recorded in payables and accrued liabilities on the consolidated balance sheet. A rollforward of this liability is included below (in thousands):

For the Year Ended December 31, 2013
Balance at beginning of year	$395
Provision for new transfers	9,067
Provision for change in estimate of existing reserves	—
Net realized losses on repurchases	(127)

Balance at end of year	$9,335

Reverse Mortgage Origination Business

Master Repurchase Agreements

Through RMS we finance the origination or purchase of reverse loans through master repurchase agreements. The facilities have an aggregate capacity amount of $320.0 million. The interest rates on the facilities are primarily based on LIBOR plus between 2.50% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through September 2014. These facilities are secured by the underlying originated or purchased reverse loans and provide creditors a security interest in the reverse loans that meet the eligibility requirements under the terms of the particular facility. The source of repayment of these facilities is from the securitization of the underlying reverse loans and sale of the HMBS through Ginnie Mae as discussed in the section below. We evaluate our needs under these facilities based on forecasted reverse loan origination volume; however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity has been provided on an uncommitted basis, and as such to the extent these funds are requested to purchase or originate reverse loans, the counterparties have no obligation to fulfill such request. All obligations of RMS under the master repurchase agreements are guaranteed by the Company. We had $150.5 million of borrowings under these master repurchase agreements at December 31, 2013.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. As previously disclosed, at June 30, 2013, absent waivers received from certain of its counterparties, RMS would not have been in compliance with minimum profitability covenants contained in two of its master repurchase agreements due to RMS’ net loss during the three months ended June 30, 2013. During the third quarter of 2013, RMS amended certain master repurchase agreements to, among other things change the definitions of net income to either provide for an alternative calculation of net income resulting in a higher profitability used in the minimum profitability covenant or to allow for a net loss within certain limitations. The amendments relating to the changes to the definition of net income were effective through December 2013. However, RMS was not in compliance with the amendments as of December 31, 2013, and as such, effective February 14, 2014, RMS obtained a waiver of compliance relating to one of its previously amended master repurchase agreements and an amendment of another previously amended master repurchase agreement. The waiver of compliance waived all rights and remedies that otherwise would have been available under the master repurchase agreement in the event of non-compliance by RMS and the amendment further increased the allowable net loss limitation. Both the waiver of compliance and the amendment are only for the test period ended December 31, 2013.

The amendments executed during the third quarter of 2013 also included a change to the definition of tangible net worth and, in one amendment, an increase in the required minimum tangible net worth. The changes to the definition of tangible net worth were not necessary in order for RMS to achieve covenant compliance but resulted in making the related minimum tangible net worth covenants less restrictive. Two of these agreements were renewed for another one year term. Having obtained the waiver of compliance and the amendment to the previously amended master repurchase agreement effective February 14, 2014, RMS was in compliance with all of its covenants at December 31, 2013.

Reverse Loan Securitizations

We fund reverse loans through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing under the fair value option and classified on the consolidated balance sheet as a HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master purchase agreements. At December 31, 2013, we had $8.0 billion in unpaid principal balance outstanding on the HMBS related obligations. At December 31, 2013, $8.0 billion of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS to the extent of the collateralized participation interests in the HECMs, but does not have recourse to the general assets of the Company, except for obligations as servicer.

Borrower remittances received on the reverse loans, if any, and proceeds received from the sale of real estate owned and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to Ginnie Mae, who will then remit the payments to the holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned and events of default as stipulated in the reverse loan agreements with borrowers.

HMBS Issuer Obligations

As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to the Department of Housing and Urban Development, or HUD, and nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. We rely upon our operating cash flows to repurchase loans. The timing and amount of our obligation to repurchase HECMs is indeterminable as repurchase is predicated on certain factors, the most significant of which is whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan.

Unfunded Commitments

We, as servicer of reverse loans, are obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of the both the issuer and servicer) or reimbursement by the issuer (when providing third party servicing). The additional borrowings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional borrowings made by us, as third party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $731.2 million at December 31, 2013. The obligation to fund these additional borrowings could have a significant impact on our liquidity.

Corporate Debt

Term Loans and Revolver

In October 2012, we repaid and terminated our $265 million 2011 Second Lien Term Loan with funds obtained through the issuance of the Convertible Notes. Refer to further discussion in the Convertible Notes section below. In November 2012, we refinanced our $500 million 2011 First Lien Term Loan, with the $700 million 2012 Term Loan, and refinanced our $90 million revolver with a $125 million senior secured revolving credit facility, or the 2012 Revolver.

We entered into several amendments to the 2012 Term Loan during the year ended December 31, 2013. These amendments provided for, among other things, an increase to certain financial ratios that govern our ability to incur additional indebtedness and incremental secured term loans of $1.1 billion in the aggregate.

On December 19, 2013, we entered into the 2013 Secured Credit Facilities with third party lenders. Under the 2013 Secured Credit Facilities, we refinanced the remaining 2012 Term Loan with the 2013 Term Loan in an amount of $1.5 billion, and refinanced the 2012 Revolver with the 2013 Revolver, in an amount of $125.0 million.

Our obligations under the 2013 Term Loan and Revolver are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets and substantially all assets of the guarantor subsidiaries, subject to certain exceptions such as the assets of the consolidated Residual and Non-Residual Trusts and the residential loans and real estate owned of the Ginnie Mae securitization pools that have been recorded in our consolidated balance sheets.

The material terms of our 2013 Term Loan and 2013 Revolver are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.5 billion 2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
$125 million 2013 Revolver	LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018

A portion of the 2013 Revolver is available to be used for the issuance of letters of credit, or LOCs, in an amount of up to $25.0 million or total cash borrowings of up to $125 million less any amounts outstanding in issued LOCs. During the year ended December 31, 2013, there were no borrowings or repayments under the 2013 Revolver or 2012 Revolver. At December 31, 2013, we had $0.3 million outstanding in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year.

The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

Senior Notes

On December 2013, we issued $575.0 million aggregate principal amount of our 7.875% Senior Notes, which generated cash proceeds of $561.3 million after debt issuance costs. We used the net proceeds to make deposits on the acquisition of MSRs, to repay $300.0 million of indebtedness outstanding under our then existing 2012 Term Loan, to pay related fees and expenses and for general corporate purposes. The Senior Notes pay interest semi-annually at an interest rate of 7.875% accruing from December 17, 2013 with payments commencing in June 2014. The Senior Notes mature on December 15, 2021. The Senior Notes were offered and sold in a transaction exempt from the registration requirements under the Securities Act, and resold to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 17, 2013, among the Company, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. The Senior Notes are guaranteed on an unsecured senior basis by each of our current and future wholly-owned domestic subsidiaries that guarantee our obligations under our 2013 Term Loan.

On or prior to December 15, 2016, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at 107.875% of their aggregate principal amount plus accrued and unpaid interest as of the redemption date. Prior to December 15, 2016, we may redeem some or all of the Senior Notes at a make-whole premium plus accrued and unpaid interest, if any, as of the redemption date.

On or after December 15, 2016, we may on any one or more occasions redeem some or all of the Senior Notes at a purchase price equal to 105.906% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, as of the redemption date, such optional redemption prices decreasing to 103.938% on or after December 15, 2017, 101.969% on or after December 15, 2018 and 100.000% on or after December 15, 2019.

If a change of control occurs, the holders of our Senior Notes may require that we purchase with cash all or a portion of these Senior Notes at a purchase price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the redemption date.

The Senior Notes Indenture contains restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

On December 17, 2013, we also entered into a Registration Rights Agreement with the guarantors and Barclays Capital Inc., as representative of the several initial purchasers named therein. Under the Registration Rights Agreement, the Company and the guarantors agreed to use their commercially reasonable efforts to file with the SEC a registration statement under the Securities Act so as to allow holders of the Senior Notes to exchange their Senior Notes for the same principal amount of a new issue of notes, or the Exchange Notes, with identical terms, except that the Exchange Notes will not be subject to certain restrictions on transfer or to any increase in annual interest rate. If the exchange offer is not completed on or before the date that is 365 days after December 17, 2013, we will be required to pay additional interest to the holders of the Senior Notes.

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

We generated net proceeds of approximately $280.4 million from the Convertible Notes after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the Convertible Notes, together with cash on hand, to repay and terminate $265.0 million outstanding under our 2011 Second Lien Term Loan and to pay certain fees, expenses and premiums in connection therewith.

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

Since January 2008, Mid-State Capital Corporation 2006-1 Trust has exceeded its delinquency and cumulative loss rate triggers and has not provided any excess cash flow to us. In addition, from September 2012 to February 2013, Mid-State Capital Corporation 2005-1 Trust exceeded its delinquency rate trigger. At March 2013, the delinquency rate for Trust 2005-1 was cured and remains cured at December 31, 2013 allowing residual cash flows to now flow to us. Provided below is a table summarizing the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts:

	Delinquency Trigger	Delinquency Rate		Cumulative Loss Trigger	Cumulative Loss Rate
		December 31, 2013	December 31, 2012		December 31, 2013	December 31, 2012
Mid-State Trust IV	(1)	—	—	10.00%	4.38%	4.34%
Mid-State Trust VI	8.00%	3.15%	2.74%	8.00%	5.36%	5.33%
Mid-State Trust VII	8.50%	2.98%	3.07%	1.50%	1.43%	0.60%
Mid-State Trust VIII	8.50%	3.66%	2.69%	1.50%	1.37%	0.48%
Mid-State Trust X	8.00%	3.70%	3.77%	8.00%	7.60%	7.32%
Mid-State Trust XI	8.75%	3.55%	4.08%	8.75%	6.52%	6.05%
Mid-State Capital Corporation 2004-1 Trust	8.00%	4.67%	6.13%	8.00%	3.67%	3.24%
Mid-State Capital Corporation 2005-1 Trust	8.00%	6.66%	8.21%	7.00%	4.46%	3.82%
Mid-State Capital Corporation 2006-1 Trust	8.00%	8.85%	10.52%	7.00%	8.02%	6.95%
Mid-State Capital Trust 2010-1	10.50%	8.69%	9.92%	5.50%	2.78%	1.32%
WIMC Capital Trust 2011-1	(1)	-	-	(1)	-	-

(1)	Relevant trigger is not applicable per the underlying trust agreements.

Mortgage-Backed Debt

We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. At December 31, 2013, the total unpaid principal balance of mortgage-backed debt was $1.9 billion as compared to $2.1 billion at December 31, 2012.

At December 31, 2013, mortgage-backed debt was collateralized by $2.4 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.

Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continue through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.4 million. We would expect to finance the capital required to exercise the mandatory clean-up call primarily through asset-backed financing alone or in combination with additional issuances of equity and/or corporate indebtedness; however, there can be no assurance that we will be able to obtain financing through the capital markets when needed. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.

Contractual Obligations

The following table summarizes, by remaining maturity, our future cash obligations at December 31, 2013 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter	Indeterminate Maturity	Total
Corporate debt
Principal	$17,251	$31,855	$30,000	$2,290,000	$—	$2,369,106
Interest(1)	132,620	258,623	255,539	282,668	—	929,450

Total corporate debt	149,871	290,478	285,539	2,572,668	—	3,298,556
Master repurchase agreements(2)	1,085,563	—	—	—	—	1,085,563
Operating leases	22,262	38,165	22,052	5,273	—	87,752
Mandatory call obligation	—	—	392,556	25,885	—	418,441
Acquisitions and investments(3)	328,100	—	—	—	—	328,100
Unfunded commitments associated with the Originations segment(4)	2,511,338	—	—	—	—	2,511,338
Unfunded commitments associated with the Reverse Mortgage segment(4)	51,609	—	—	—	731,175	782,784
Servicer Advance Reimbursement Agreement(5)	—	903,381	—	—	—	903,381
Uncertain tax positions	—	—	—	—	20,550	20,550

Total	$4,148,743	$1,232,024	$700,147	$2,603,826	$751,725	$9,436,465

(1)

Amounts relate to future cash payments for interest expense on our 2013 Term Loan, Convertible Notes and Senior Notes and are calculated by multiplying outstanding principal balances by the respective interest rate for each commitment at December 31, 2013. Refer to Note 18 in the Notes to Consolidated Financial Statements for further information regarding debt.

(2)	Our master repurchase agreements are funded with proceeds from sales of forward loans and securitizations of reverse loans.

(3)	Contractual obligations associated with acquisitions and investments for which the Company has executed an agreement.

(4)	Refer to Note 27 in the Notes to Consolidated Financial Statements for further information regarding unfunded commitments.

(5)

Our Servicer Advance Reimbursement Agreement is included in servicing advance liabilities in our consolidated balance sheets. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance.

We exclude mortgage-backed debt from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in the securitization trusts and by the $220.3 million in LOCs available for certain Non-Residual Trusts. Refer to Note 19 in the Notes to Consolidated Financial Statements for further information regarding our mortgage-backed debt. We also exclude the amount due under the Receivables

Loan Agreement, which is included in servicing advance liabilities in our consolidated balance sheets, in the table above. Similar to the mortgage-backed debt, the Receivables Loan Agreement is non-recourse to us. Payments under this servicing advance facility are required upon collection of the underlying advances that have been reimbursed under the agreement. Refer to Note 17 in the Notes to Consolidated Financial Statements for further information regarding our servicing advance facilities. The HMBS related obligations have been excluded from the contractual obligations table above as there is no stated maturity. The maturity of the liability is directly affected by the timing and amount of borrower draws on the HECMs and existence and timing of events of default as stipulated in the HECM agreements with borrowers. The timing and amount of our obligation to repurchase HECMs is indeterminable as repayment is predicated on certain factors, the most significant of which is whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS to the extent of the collateralized participation interests in the HECMs, but does not have recourse to the general assets of the Company, except for obligations as servicer.

Refer to Note 20 in the Notes to Consolidated Financial Statements for further information regarding our HMBS related obligations.

Operating lease obligations include (i) leases for our principal operating locations in Tampa, Florida and Saint Paul, Minnesota; (ii) leases for our centralized servicing operations in Tempe, Arizona; Rapid City, South Dakota; and Fort Worth, Texas; (iii) a lease related to our reverse mortgage operations located in Spring, Texas; (iv) a lease for our originations operations located in Fort Washington, Pennsylvania; and (v) other regional servicing operations.

Regulatory Compliance

We, including our subsidiaries, are required to maintain regulatory compliance with GSE and other agency and state program requirements, some of which are financial covenants related to minimum levels of net worth and other financial requirements. To the extent that these mandatory, imposed capital requirements are not met, the Company’s selling and servicing agreements could be terminated.

Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and through June 2014 from Fannie Mae. In addition, we have provided a guarantee beginning on the date of acquisition, of RMS whereby we guarantee its performance and obligations under the Ginnie Mae HMBS Program. In the event that we fail to honor this guarantee, Ginnie Mae could terminate RMS’ status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’ servicing rights associated with reverse loans guaranteed by Ginnie Mae HMBS. Ginnie Mae has continued to affirm RMS’ current commitment authority to issue HMBS. In addition we have provided a guarantee dated May 31, 2013 whereby we guarantee RMS’ performance obligations with Fannie Mae under a mortgage selling and servicing contract between RMS and Fannie Mae. RMS does not currently sell Fannie Mae loans. However, in the event that we fail to honor this guarantee, Fannie Mae could disallow the servicing of its loans and participation interests by RMS.

Noncompliance with those requirements for which the Company has not received a waiver could have a negative impact on our company which could include suspension or termination of the selling and servicing agreements which would prohibit future origination or securitization of mortgage loans or being an approved seller or servicer for the applicable GSE.

Common Stock Offering

In October 2012, we completed a registered underwritten public offering of 6,900,000 shares of our common stock, or the 2012 Common Stock Offering. The shares were sold at a price to the public of $42.00 per share. We generated net proceeds of approximately $276.1 million from the 2012 Common Stock Offering after deducting underwriting discounts and commissions and offering expenses. Subsequently, we used the net proceeds to partially fund our acquisitions of RMS and the ResCap net assets. See further discussion in Note 3 in the Notes to Consolidated Financial Statements.

Common Stock Issuances for Acquisitions

In November 2012, we issued 891,265 shares to partially fund the acquisition of RMS. In July 2011, we issued 1,812,532 shares to partially fund the acquisition of Green Tree. See Note 3 in the Notes to Consolidated Financial Statements for further information.

Dividends

Prior to the acquisition of Green Tree, we operated as a REIT. A REIT generally passes through substantially all of its earnings to stockholders without paying U.S. federal income tax at the corporate level. As long as we elected to maintain REIT status, we were required to declare dividends amounting to at least 90% of our net taxable income (excluding net capital gains) for each year by the time our U.S. federal tax return was filed. On November 15, 2011, we paid a dividend of $6.2 million to shareholders, of which $0.6 million was settled in cash and $5.6 million in shares of our common stock. The special dividend represents an additional payment associated with taxable income for the year ended December 31, 2010 in order to satisfy REIT distribution requirements. The number of shares issued in the special dividend was calculated based on the closing price per share of our common stock on October 27, 2011.

Upon the acquisition of Green Tree on July 1, 2011, we no longer qualified as a REIT. The change to our REIT status was retroactive to January 1, 2011. We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion or debt repayment, among other things. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our 2013 Credit Agreement and the Senior Notes Indenture. See “— Corporate Debt” above.

Sources and Uses of Cash

The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Cash flows provided by (used in) operating activities:
Net income (loss) adjusted for non-cash operating activities	$(224,952)	$147,918	$41,899	$(372,870)	$106,019
Changes in assets and liabilities	(983,868)	(72,024)	63,007	(911,844)	(135,031)
Net cash used in originations activities(1)	(601,655)	(6,274)	—	(595,381)	(6,274)

Cash flows provided by (used in) operating activities	$(1,810,475)	$69,620	$104,906	$(1,880,095)	$(35,286)
Cash flows provided by (used in) investing activities	(3,776,083)	(451,353)	(957,527)	(3,324,730)	506,174
Cash flows provided by financing activities	5,636,389	805,048	757,008	4,831,341	48,040

Net increase (decrease) in cash and cash equivalents	$49,831	$423,315	$(95,613)	$(373,484)	$518,928

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sale and payments

Operating Activities

Cash provided by (used in) operating activities of $(1.8) billion for the year ended December 31, 2013 decreased $1.9 billion from $69.6 million in 2012. The primary uses of cash for operating activities in 2013 were purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net income adjusted for non-cash items. We used net cash of $601.7 million for purchases, originations and sales activity of residential loans held for sale related to the forward loans originations business that ramped up in 2013. We used $983.9 million in operating working capital largely as a result of $1.1 billion in cash disbursements made primarily for servicer and protective advances by our Servicing segment primarily in connection with the significant growth of our servicing portfolio due to current year forward loan related bulk servicing right acquisitions. The forward loan related advances were funded with servicing advance facilities, which are discussed below under financing activities. Cash used for operating activities after adjusting for net cash used in origination activities and funding of servicer and protective advances was $139.4 million for the year ended December 31, 2013 and is a result of the cost of growing our business. However, the securitizations of reverse mortgages are legally structured as sales, but for accounting purposes are treated as financings under the applicable accounting guidance. As a result, cash activity associated with reverse loans and HMBS related obligations are presented as part of investing and financing activities, respectively. These presentations, which conform to GAAP, will continue to impact operating cash flows as the business grows.

Cash provided by operating activities of $69.6 million for the year ended December 31, 2012 decreased $35.3 million from $104.9 million in 2011. The primary sources of cash provided by operating activities during these years was the income generated from our servicing and insurance businesses and the net interest spread from our Loans and Residuals segment’s forward loan portfolio carried at amortized cost. Operating working capital required an additional $135.0 million in cash primarily as a result of $95.8 million in additional cash disbursements and settlements made to reduce payables and accrued liabilities, which included the payment of $40.0 million in escrow funds payable to the sellers of Green Tree. Net loss adjusted for non-cash operating activities generated an additional $106.0 million in cash primarily resulting from having Green Tree for all of 2012 as compared to six months of 2011.

Investing Activities

Net cash used in investing activities of $3.8 billion for the year ended December 31, 2013 increased $3.3 billion from $451.4 million in 2012. Our Reverse Mortgage segment purchases, originates, and securitizes reverse mortgage loans. We fund these activities through master repurchase agreements, which are presented as financing activities. The securitizations of reverse mortgages are legally structured as sales, but for accounting purposes are treated as financings under the applicable accounting guidance. As a result, the HMBS related obligation is also presented as a financing activity. Operating cash used for purchases and originations of reverse loans held for investment, net of payments increased $2.1 billion as a result of having a full year of reverse mortgage operations in 2013 as compared to only two months in 2012. Cash paid for business acquisitions and purchases of servicing rights increased $1.2 billion. We used cash of $1.3 billion in 2013 primarily for bulk servicing right acquisitions and $109.1 million in 2012 primarily to acquire RMS and S1L. We plan to continue acquiring servicing rights in 2014.

Net cash used in investing activities of $451.4 million for the year ended December 31, 2012 decreased $506.2 million from $957.5 million in 2011. Cash paid for business acquisitions and purchases of servicing rights decreased $891.4 million. We used cash of $109.1 million in 2012, primarily to acquire RMS and S1L, and $1.0 billion in 2011 to acquire Green Tree. Cash used for purchases and originations of reverse loans held or investment, net of payments was $564.7 million in 2012 resulting from our reverse mortgage business, which began in November 2012.

Financing Activities

Net cash provided by financing activities of $5.6 billion for the year ended December 31, 2013 increased $4.8 billion from $805.0 million in 2012. The primary sources of cash provided by financing activities in 2013 related to securing cash for our originations, reverse mortgage and servicing businesses as well as for our corporate investing activities. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations increased $2.3 billion as a result of having a full year of operations from our reverse mortgage business as compared to only two months in 2012. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business increased $878.0 million primarily as a result of the funding of advances associated with bulk servicing right acquisitions. Net cash borrowings on master repurchase agreements increased $812.3 million due to growth in both our forward mortgage originations business ($923.0 million) and reverse mortgage originations business ($(110.7) million) resulting from recent loan acquisition activity. As discussed above, the originations of forward and reverse loans are included in operating and investing activities, respectively. Net cash generated from corporate debt and equity financing activities increased $899.6 million as a result of additional incremental borrowings on and subsequent refinancing of our 2012 Term Loan and proceeds generated from our Senior Notes in 2013, partially offset by the issuance of our Convertible Notes and our equity offering in 2012. The cash generated from these activities was used primarily to fund corporate growth strategies, including bulk servicing rights acquisitions in 2013 and the acquisition of RMS and S1L in 2012, which are primarily reflected as investing activities.

Net cash provided by financing activities of $805.0 million for the year ended December 31, 2012 increased $48.0 million from $757.0 million in 2011. The primary sources of cash provided by financing activities in 2012 related to securing cash for our reverse, loans and residuals, and other businesses as well as for corporate investing activities. Net cash generated from the securitization of reverse loans of $550.4 million resulted from the acquisition of RMS in November 2012. Cash proceeds received on issuance of mortgage-backed debt related to our VIEs increased $223.1 million as a result of no issuances of mortgage-backed debt in 2012 and cash payments on mortgage-backed debt related to our VIEs increased $53.3 million as a result of additional payments, resulting primarily from having Green Tree for all of 2012 as compared to six months of 2011. Net cash generated from corporate debt and equity financing activities decreased $256.8 million as a result of the repayment and termination of our 2011 Second Lien Term Loan and the refinancing of our 2011 First Lien Term Loan, partially offset by proceeds from the issuance of our Convertible Notes and our 2012 equity offering.

Credit Risk Management

Credit risk is the risk that we will not fully collect the principal we have invested due to borrower defaults. We manage the credit risk associated with our residential loan portfolio through monitoring of existing loans, early identification of problem loans, and timely resolution of problems.

Residential Loans Held For Investment

We are subject to credit risk associated with the residual interests that we own in the consolidated Residual Trusts as well as with the unencumbered forward loans held in our portfolio, both of which are recognized as residential loans at amortized cost, net on our consolidated balance sheets.

We do not currently own residual interests in the Non-Residual Trusts and we consider our credit risk with regard to these trusts to be insignificant. However, we have assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to a certain amount of credit risk associated with the purchased residential loans when the calls are exercised, which is when each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continue through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.4 million.

We are not subject to credit risk associated with reverse loans as unlike a traditional forward loan, borrowers do not have to repay their loan until there is an event of default at which time we generally foreclose on behalf of Ginnie Mae. Further, performing loans whose maximum claim amount has been reached are repurchased and conveyed to HUD. Refer to additional information on reverse loan securitizations at the Liquidity and Capital Resources – Reverse Mortgage Origination Business section above and foreclosures of reverse loans at the Real Estate Market Risk Section below. As a result of minimal or no severity, credit risk associated with the Non-Residual Trusts and reverse loans is not discussed further in this section.

At December 31, 2013, the carrying value of our held for investment residential loan portfolio that exposes us to credit risk was $1.4 billion. These residential loans, which are accounted for at amortized cost, consist of forward loans held by the consolidated Residual Trusts and unencumbered forward loans. These loans are held primarily by our Loans and Residuals segment. The carrying value of residential loans and other collateral of the

Residual Trusts total $1.5 billion and is permanently financed with $1.2 billion of mortgage-backed debt. Our credit exposure of $265.8 million associated with the Residual Trusts, which is calculated as the difference between the assets and liabilities of these VIEs, approximates our residual interests in these trusts.

The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans with an average loan-to-value, or LTV, ratio at origination of approximately 90.72% and an average refreshed borrower credit score, or FICO score, of 595. While we feel that our underwriting and servicing with regard to these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.

The information provided below consists of data for the residential loan portfolio for which we are subject to credit risk as explained above.

	December 31,
	2013	2012	2011
Total number of residential loans outstanding(1)	29,892	31,512	32,921
Principal balance of residential loans outstanding (in thousands)	$1,542,056	$1,662,183	$1,776,063
Delinquencies as a percent of amounts outstanding:
30-59 days	1.29%	1.53%	1.09%
60-89 days	0.49%	0.85%	0.65%
90 days or more	4.07%	4.63%	3.99%

Total	5.85%	7.01%	5.73%

Number of residential loans in non-accrual status(2)	955	1,130	954
Principal balance of residential loans outstanding in non-accrual status (in thousands)	$62,733	$76,990	$70,756
Allowance for loan losses (in thousands)	$14,320	$20,435	$13,824
Weighted average loan to value (LTV) ratio	90.72%	90.44%	90.00%
Weighted average refreshed FICO score	595	595	588

(1)

The majority of the residential loans to which we are exposed to credit risk were originated prior to 2005 and are collateralized by property located primarily in the south and southeastern United States, with the largest concentration in Texas.

(2)	Loans are placed in non-accrual status due to contractual principal and interest payments being past due 90 days or more.

The decrease in total delinquencies at December 31, 2013 as compared to the level of total delinquencies at December 31, 2012 was primarily due to the stabilization in the operational and procedural changes over the monitoring and administration of delinquent accounts implemented in early 2012, combined with gradual improvements in the economy, as evidenced by the decrease in the national unemployment rates. The increase in total delinquencies at December 31, 2012 as compared to the level of total delinquencies at December 31, 2011 was primarily due to operational and procedural changes over the monitoring and administration of delinquent accounts discussed above.

Residential Loans Held For Sale

We are subject to credit risk associated with forward loans that we purchase and originate during the period of time prior to the transfer of these loans. We consider our credit risk associated with these loans to be insignificant as we hold the loans for a short period of time, typically less than 20 days, and the market for these loans continues to be highly liquid.

We sell our loans on a nonrecourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The outstanding unpaid principal balance of loans sold by us represents the maximum potential exposure related to representation and warranty provisions. Refer to additional information regarding transfers of forward loans in Note 5 of our Consolidated Financial Statements.

We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our reserve is based on assumptions about defect rates, repurchase rates and ultimate credit losses on potential repurchases. These assumptions are based on market information where available and historical experience with similar loan portfolios. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate include, among other things, the overall economic condition in the housing market, secondary market conditions, home prices, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

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

The following table presents activity related to foreclosed property (dollars in thousands):

	For the Year Ended December 31, 2013
	Reverse Mortgage		Loans and Residuals		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	105	$13,856	842	$49,089	147	$2,014
Foreclosures and other additions, at fair value	313	38,776	1,240	65,475	740	7,884
Cost basis of financed sales	—	—	(1,056)	(60,714)	—	—
Cost basis of cash sales to third parties and other dispositions	(184)	(23,567)	(217)	(9,044)	(770)	(7,864)
Lower of cost or fair value adjustments	—	(2,100)	—	500	—	(732)

Balance at end of year	234	$26,965	809	$45,306	117	$1,302

	For the Year Ended December 31, 2012
	Reverse Mortgage		Loans and Residuals		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	—	$—	867	$53,651	193	$2,496
Foreclosures and other additions, at fair value	129	16,053	1,118	61,492	822	9,091
Cost basis of financed sales	—	—	(950)	(56,509)	—	—
Cost basis of cash sales to third parties and other dispositions	(24)	(2,197)	(193)	(7,757)	(868)	(8,662)
Lower of cost or fair value adjustments	—	—	—	(1,788)	—	(911)

Balance at end of year	105	$13,856	842	$49,089	147	$2,014

(1)	Foreclosed property held by the Non-Residual Trusts is included in Other in Note 25 in the Notes to Consolidated Financial Statements.

A nonperforming reverse loan whose maximum claim amount has not been met is generally foreclosed upon on behalf of Ginnie Mae with the real estate owned remaining in the securitization pool until liquidation. Although performing and nonperforming loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However, we consider these amounts to be insignificant. The growth in the real estate owned portfolio held by the Reverse Mortgage segment was due to growth in our business and the typical flow of HECMs that move through the foreclosure process.

Impact of Inflation and Changing Prices

Our Consolidated Financial Statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are financial assets. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Counterparty Credit Risk

We are exposed to counterparty credit risk from the inability of counterparties to our forward loan and mortgage backed security purchase and loan sale agreements to meet the terms of those agreements. We minimize this risk through monitoring procedures and collateral requirements. Counterparty credit risk is taken into account when determining fair value, although its impact is diminished by daily margin posting on all forward sales and purchase derivatives.

Off-Balance Sheet Arrangements

We have interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of the VIEs. In addition, we have interests in forward loans that have been sold with servicing retained. Refer to Note 4 and Note 5 in the Notes to Consolidated Financial Statements for further information.

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

At December 31, 2013 a majority of our assets and liabilities measured at fair value on a recurring and non-recurring basis were valued using significant unobservable (Level 3) inputs, and comprised 61% and 58% of total assets and total liabilities recorded on the consolidated balance sheet, respectively.

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

Other than forward loans held for sale, all of which we have elected to measure at fair value, we do not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as assets and liabilities are acquired or incurred, other than for those assets and liabilities which are required to be recorded and subsequently measured at fair value. In addition, with the acquisitions of Green Tree and S1L, we recognized contingent liabilities for a mandatory repurchase obligation, a professional fees liability related to certain securitizations and contingent earn-out payments that are measured at fair value on a recurring basis in accordance with the accounting guidance for business combinations. We also record derivatives associated with forward loans held for sale at fair value. Refer to Note 6 in the Notes to Consolidated Financial Statements for further information.

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

Servicing Rights

Capitalized servicing rights have historically related to servicing and sub-servicing contracts acquired in connection with business combinations. Recently, we have also acquired the rights to service loans through the purchase of such rights from third parties or through the transfer of loans with servicing rights retained. All serving rights, including those recognized in connection with transfers of loans, are initially measured at fair value. Subsequent to acquisition or sale of loan, we account for servicing rights using the amortization method or the fair value measurement method, based on our strategy for managing the risks of the underlying portfolios. Risks inherent in servicing rights include prepayment and interest rate risk. Refer to information on our servicing rights fair value election on January 1, 2013 at Note 1 in the Notes to the Consolidated Financial Statements.

We identify classes of servicing rights based upon the availability of market inputs used in determining their fair values and our available risk management strategy associated with the servicing rights. Based upon these criteria, we have identified three classes of servicing rights: a risk-managed forward loan class, or the risk-managed loan class, a forward loan class and a reverse loan class. The risk-managed loan class includes loan portfolios for which we may apply a hedging strategy in the future. For servicing assets associated with the risk-managed loan class, which are accounted for at fair value, we measure the fair value at each reporting date and record changes in fair value in net servicing revenue and fees on the consolidated statements of comprehensive income (loss).

Servicing rights associated with the forward loan class and the reverse loan class are amortized based on expected cash flows in proportion to and over the life of net servicing revenue. Amortization is recorded as a reduction to net servicing revenue and fees on the consolidated statements of comprehensive income (loss). Servicing assets are stratified by product type and compared to the estimated fair value on a quarterly basis. Impairment is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the amount, if any, by which the carrying value of the servicing rights for a given stratum exceeds its fair value. Any fair value in excess of the carrying value for a given stratum is not recognized. We recognize a direct impairment to the servicing asset when the valuation allowance is determined to be unrecoverable.

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

Goodwill

As a result of our various acquisitions, we have recorded goodwill which represents the excess of the consideration paid for a business combination over the fair value of the identifiable net assets acquired. We test goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate potential impairment.

We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Our qualitative assessment will use judgments including but not limited to changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance and anticipated business changes including the discontinuance of services or losses of key contracts, where applicable. If we elect to bypass the qualitative assessment or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its net carrying value, a quantitative assessment is required. We determine the fair value of the reporting unit being evaluated using valuation techniques we believe market participants would use, including estimated future discounted cash flows, market multiples and/or appraised values. Significant judgments and estimates are used in the determination of reporting unit fair value. Discounted cash flow analyses utilize sensitive estimates including, projections of revenues and operating costs considering historical and anticipated future results, general economic and market conditions, discount rates, as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and take into consideration relevant market factors. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.

We completed a qualitative assessment of goodwill impairment on our Servicing and ARM reporting units during the fourth quarter of the year ended December 31, 2013, and based on that assessment we believe it is more likely than not that the fair values of these reporting units substantially exceed their carrying values. This conclusion was reached primarily based upon the actual operating results for both reporting units compared to planned results during 2013. Both reporting units exceeded planned revenues and Adjusted EBITDA. We bypassed the qualitative assessment for the Originations reporting unit primarily as a result of the need to establish a quantitative baseline for this newly established reporting unit. The qualitative assessment for the Reverse Mortgage and Insurance reporting units was considered, however, regulatory changes in the respective industries which could have a negative impact on future projected earnings and cash flows resulted in the need to complete a quantitative assessment. Based on the quantitative impairment test performed on all three of these reporting units, we concluded that the fair value of each reporting unit was determined to be greater than their respective carrying values. Thus, there were no goodwill impairment charges recorded in the year ended December 31, 2013.

Due to recent regulatory developments surrounding lender-place insurance policies, we expect our sales commissions related to lender-placed insurance policies to decrease significantly beginning in the second quarter of 2014. The Company has considered this commission reduction in its quantitative impairment test, however, if the reduction is larger than anticipated, goodwill allocated to the Insurance segment could be impaired at a future date. If the cash flow projections utilized in its quantitative impairment test were reduced by more than 15%, would result in a failure of the initial quantitative goodwill impairment test. Refer to Note 2 in our Notes to the Consolidated Financial Statements for our policy in accounting for goodwill. The Company is actively looking for alternatives to preserve or replace revenue streams in its Insurance business. However, there is no assurance that the Company’s efforts will be successful.

Due to recent regulatory developments surrounding reverse mortgage product offerings and regulatory requirements, we have experienced a slowing in our reverse loan origination volume as the market adjusts to the regulatory and product changes. We expect the new products to be attractive to borrowers, and our cash flows projections which support our quantitative impairment test contemplate margin growth during 2014 and 2015 as the market responds to the new products and we expand our correspondent relationships to create additional volume. Should the market be slower to react than we anticipate, or should additional regulatory developments hinder future growth, or if we are unable to expand our correspondent relationships to expectations, the goodwill associated with the Reverse Mortgage reporting unit could become impaired. Our quantitative impairment analysis indicated that the fair value of the Reverse Mortgage reporting unit exceeded its carrying value by approximately 8%. The most sensitive estimate utilized in the cash flow projections is our assumption for cash margin on securitized loans, which when decreased by more than 200 basis points, or approximately a 25% decrease, would result in a failure of the initial quantitative goodwill impairment test. Refer to Note 2 in our Notes to the Consolidated Financial Statements for our policy in accounting for goodwill.

Contingencies — Curtailment

We are required to service our portfolio of loans on behalf of third parties in accordance with certain regulations established by HUD and GSEs. In certain instances in which servicing requirements are not followed or certain timelines are missed, referred to as servicing errors, we are potentially exposed to a curtailment of interest which results in an obligation to the investor in the loans or to HUD depending on facts and circumstances surrounding the servicing error. We generally account for our obligation for servicing errors as loss contingencies and accruals for expected losses are recorded when the losses are deemed both probable and able to be reasonably estimated. We believe we have adequately accrued for these potential liabilities, however, facts and circumstances may change which could cause the actual liabilities to exceed the estimates, or that may require adjustments to the recorded liability balance in the future. This liability is recorded in payables and accrued liabilities on the consolidated balance sheets. Refer to Note 27 in the Notes to the Consolidated Financial Statements for further information related to servicing errors.

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

The allowance for loan losses is highly correlated to unemployment levels, delinquency status of the portfolio, and changes in home prices within our geographic markets. There has been a steady improvement in market conditions including an increase in median home selling prices and lower levels of housing inventory. Additionally, the unemployment rate has continued to stabilize since reaching a peak in October 2009. As a result, we expect the allowance for loan losses to steadily return to historical levels with continued improvement in the credit quality of the residential loan portfolio.

While we consider the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary if circumstances differ substantially from the assumptions we used in determining the allowance for loan losses. If different assumptions were used in estimated incurred credit losses, the impact to the allowance for loan losses could have a material effect on our consolidated financial condition and results of operations. For example, a 10% change in management’s estimate for prior loan loss severity could have resulted in a change of approximately $1.1 million in the allowance for loan losses at December 31, 2013 with a corresponding change in the provision for loan losses. Refer to Note 2 in the Notes to Consolidated Financial Statements for further information about our allowance for loan losses.

Real Estate Owned, Net

Real estate owned, net which is included in other assets on the consolidated balance sheets, represents properties acquired in satisfaction of residential loans. Upon foreclosure or when we otherwise take possession of the property, real estate owned is recorded at the lower of cost or estimated fair value less estimated costs to sell. The excess of cost over the fair value of the property acquired less estimated costs to sell is charged to the allowance for loan losses for residential loans carried at amortized cost, to other net fair value gains for forward loans carried at fair value, and to net fair value gains on reverse loans and related HMBS obligations for reverse loans. The fair value of the property is generally based upon historical resale recovery rates and current market conditions or appraisals. Subsequent declines in the value of real estate owned are recorded as adjustments to the carrying amount through a valuation allowance and are recorded in other expenses, net on the consolidated statements of comprehensive income (loss). Costs relating to the improvement of the property are capitalized to the extent the balance does not exceed its fair value, whereas those costs relating to maintaining the property are charged to other expenses, net on the consolidated statements of operations when incurred.

We may finance the sale of our real estate owned held by the Residual Trusts. Revenue from the sale of real estate owned is recognized by the full accrual method when the specific criteria for use of this method are met.

However, frequently, the requirement for a minimum 5% initial cash investment for primary residences is not met. When this is the case, losses are recognized immediately while gains are deferred and recognized by the installment method until the borrower’s initial investment reaches the minimum 5% requirement. Once the borrower’s initial investment reaches the minimum required amount, revenue is recognized by the full accrual method. Gains and losses on the sale of real estate owned are recorded in other expenses, net on the consolidated statements of comprehensive income (loss).

New Accounting Pronouncements

Refer to Note 2 in the Notes to Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We seek to manage the risks inherent in our business — including but not limited to credit risk, liquidity risk, real estate market risk, and interest rate risk — in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. For information regarding our credit risk, real estate market risk and liquidity risk refer to the Credit Risk Management, Real Estate Market Risk and Liquidity and Capital Resources sections in Item 7.

Interest Rate Risk

Interest rate risk is the risk of changing interest rates in the market place. Our primary interest rate risk exposure relates to servicing rights carried at fair value, loans held for sale and related derivatives, and variable rate debt.

Servicing Rights, Loans Held for Sale and Related Derivatives

Sensitivity Analysis

The following table summarizes the estimated change in the fair value of our servicing rights carried at fair value and residential loans held for sale and related derivatives given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	December 31, 2013
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Increase (decrease) in assets
Residential loans held for sale	$27,963	$15,209	$(16,619)	$(34,528)
Servicing rights carried at fair value	(139,380)	(67,182)	66,519	125,926
Other assets (derivatives)	(38,479)	(20,449)	21,740	44,774

Total change in assets	$(149,896)	$(72,422)	$71,640	$136,172

Increase (decrease) in liabilities
Payables and accrued liabilities (derivatives)	(9,011)	(5,207)	6,058	12,846

Total change in liabilities	(9,011)	(5,207)	6,058	12,846

Net change	$(140,885)	$(67,215)	$65,582	$123,326

We used December 31, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Residential loans held for sale and related derivatives were insignificant at December 31, 2012. In addition, at December 31, 2012, we had no servicing rights carried at fair value. As a result, the change to fair value for these assets and liabilities as a result for hypothetical changes in interest rates at December 31, 2012 is not presented above.

Servicing Rights

Servicing rights are subject to prepayment risk as the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. Consequently, the value of these servicing rights generally tend to diminish in periods of declining interest rates (as prepayments increase) and tend to increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics.

Loans Held for Sale and Interest Rate Lock Commitments

We are subject to interest rate and price risk on forward loans held for sale during the short time from the loan funding date until the date the loan is sold into the secondary market. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant or to purchase loans from a third-party originator, collectively referred to as IRLC, whereby the interest rate of the loan is set prior to funding or purchase. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Loan commitments generally range from 35 to 50 days from lock to funding, and our holding period of the mortgage loan from funding to sale is typically less than 20 days.

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

Other Variable Rate Assets and Liabilities

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on annual interest expense based on hypothetical changes (increases and decreases) in interest rates. The following summarizes the estimated changes in annual interest expense at December 31, 2013 given a hypothetical and instant parallel shift in the yield curve of 25 and 50 basis points. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in any sensitivity analysis, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

Servicing Advance Liabilities

Our servicing advance agreements are LIBOR-based. Based on an increase in LIBOR at December 31, 2013 of 25 and 50 basis points, our annual interest expense for servicing advance liabilities would increase by $2.4 million and $4.9 million, respectively.

Debt

Our 2013 Term Loan is LIBOR-based with a 1.0% floor in place. Based on an increase in LIBOR at December 31, 2013 of 25 and 50 basis points, our interest expense on the 2013 Term Loan would remain unchanged as a result of the 1.0% floor rate. Our master repurchase agreements are primarily LIBOR-based; an increase in LIBOR of 25 and 50 basis points would increase annual interest expense by $4.0 million and $8.1 million, respectively.

Mortgage-backed Debt and HMBS Related Obligations

We exclude residential loans and mortgage-backed debt of the Residual and Non-Residual Trusts and residential loans relating to Ginnie Mae securitization pools and the HMBS related obligations from the analysis of rate-sensitive assets and liabilities. These assets and liabilities generally do not represent interest rate risk to us. While we hold residual interests in the Residual Trust, the residential loans and mortgage-backed debt in these trusts are mostly at fixed rates of interest. The Non-Residual Trusts and reverse loans and HMBS related obligations do not expose us to interest rate risk. The mortgage-backed debt of the Non-Residual Trusts and HMBS related obligations generally pay interest at a rate that correlates with the movement in interest rates associated with the securitized loans. However, we are obligated to exercise mandatory clean-up call obligations related to the Non-Residual Trusts, which we anticipate will settle beginning in 2017 and continue through 2019 based upon our current cash flow projections. Upon exercise of the clean-up calls, we will be exposed to interest rate risk with regard to the purchased residential loans. We are subject to interest rate risk with regard to reverse loans we have originated or purchased prior to securitization, although this risk is minimal because of the limited time these loans are held. Any interest rate risk associated with these loans is mostly offset by the commitment to deliver these loans to Ginnie Mae securitization pools at defined yields. At December 31, 2013, we were not subject to interest rate risk with regard to reverse loans we have repurchased from Ginnie Mae securitization pools as the loans are all at a fixed rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and related notes, together with the Report of Independent Registered Certified Public Accounting Firm thereon, are included in Item 15 of this report and begin on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2013. In making this assessment, management used the1992 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting at December 31, 2013.

The effectiveness of our internal control over financial reporting at December 31, 2013, has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Remediation of the Prior Year Material Weakness

As previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, management identified a material weakness in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) at December 31, 2012 related to the accounting for significant and unusual transactions.

Beginning in the quarter ended December 31, 2012, and through December 31, 2013, the Company has taken the following steps, and made the following material changes in response to the previously identified material weakness in the Company’s internal control over financial reporting:

•	Hiring a Senior Vice President responsible for overseeing accounting policy and reporting related to significant asset acquisitions and business combinations;

•	Hiring professionals responsible for accounting controls and information technology accounting systems;

•	Increasing accounting and finance staffing levels by hiring personnel qualified to review complex accounting transactions;

•

Enhancing the use of third-party subject matter specialists for accounting transactions and related financial statement reporting treatment for significant and unusual transactions where we may not have in-house experience or expertise in those matters;

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

The steps and changes described above have been taken under the oversight of the Company’s Audit Committee. As a result of the implementation of these processes, management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the 2012 material weakness regarding its internal controls associated with significant and unusual transactions has been remediated as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2013 we successfully completed our integration of the operations of acquisitions made during the years ended December 31, 2012 and 2013 (described in Note 3 to our Consolidated Financial Statements) into our internal control framework. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Walter Investment Management Corp.

We have audited Walter Investment Management Corp. and subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Walter Investment Management Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Walter Investment Management Corp. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

February 27, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Code of Conduct

We have adopted a Code of Conduct and Ethics, or Code of Conduct, that applies to all employees, including executive officers, and to directors. The Code of Conduct is available on the Corporate Governance page of our website at www.investor.walterinvestment.com. If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such amendment or waiver by posting such information on our website set forth above rather than by filing a Form 8-K.

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

(2) Financial Statement Schedules.

Financial statement schedules filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.

(b) Exhibits.

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.

By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. O’Brien Mark J. O’Brien	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2014

/s/ Steven R. Berrard Steven R. Berrard	Director	February 27, 2014

/s/ Ellyn L. Brown Ellyn L. Brown	Director	February 27, 2014

/s/ Denmar J. Dixon Denmar J. Dixon	Director	February 27, 2014

/s/ William J. Meurer William J. Meurer	Director	February 27, 2014

/s/ Alvaro G. de Molina Alvaro G. de Molina	Director	February 27, 2014

/s/ James L. Pappas James L. Pappas	Director	February 27, 2014

/s/ Shannon E. Smith Shannon E. Smith	Director	February 27, 2014

/s/ Michael T. Tokarz Michael T. Tokarz	Director	February 27, 2014

/s/ Charles E. Cauthen Charles E. Cauthen	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2014

INDEX TO EXHIBITS

Exhibit No.	Notes	Description

2.1.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated February 6, 2009 among Walter Industries, Inc., JWH Holding Company, LLC, Walter Investment Management LLC and Hanover Capital Mortgage Holdings, Inc.

2.1.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC, Walter Investment Management LLC and Hanover Capital Mortgage Holdings, Inc.

2.2.1	(25)	Stock Purchase Agreement dated as of August 31, 2012 by and among Reverse Mortgage Solutions, Inc., Walter Investment Management Corp., JAM Special Opportunities Fund, L.P. and the Other Sellers listed on the Signature Pages thereto.

2.2.2	(28)	Letter of Understanding dated November 1, 2012 relating to the RMS Stock Purchase Agreement.

2.2.3	(28)	Waiver of Closing Conditions and Obligations dated November 1, 2012 relating to the RMS Purchase Agreement.

2.2.4	(28)	Letter Agreement between the Registrant and Robert D. Yeary and the Yeary Family Trust — D dated October 31, 2012 relating to the RMS Purchase Agreement.

2.3.1*	(27)	Asset Purchase Agreement between Ocwen Loan Servicing, LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC and RFC Borrower LLC dated November 2, 2012.

2.3.2	(29)	Amendment No. 1, dated November 20, 2012, to Asset Purchase Agreement dated November 2, 2012.

2.4*	(33)	Stock Purchase Agreement (the “Purchase Agreement”) dated December 31, 2012 by and among Walter Investment Management Corp., Security One Lending, JAM Special Opportunities Fund II, L.P., as a stockholder seller (“JAM”) and as the sellers’ representative, and the other sellers listed on the signature pages thereto.

3.1	(36)	Articles of Amendment and Restatement of Registrant effective May 3, 2013.

3.2	(3)	By-Laws of Registrant, effective February 28, 2012.

4.1	(6)	Specimen Common Stock Certificate of Registrant.

4.2	(31)	Subordinated Indenture, dated as of January 13, 2012, between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.3	(25)	First Supplemental Indenture dated as of October 23, 2012 to the Indenture dated January 13, 2012 between the Company and Wells Fargo Bank, National Association, as trustee, and Form of 4.50% Convertible Senior Subordinated Notes due 2019.

4.4	(45)	Indenture, dated as of December 17, 2013, among the Company, the Guarantors and Wells Fargo Bank, National Association as trustee (including form of 7.875% Senior Notes due 2021).

10.1.1†	(2)	1999 Equity Incentive Plan.

10.1.2†	(8)	Amendment No. 1 to the Walter Investment Management Corp. 1999 Equity Incentive Plan.

10.1.3†	(8)	Amendment No. 2 to the Walter Investment Management Corp. 1999 Equity Incentive Plan.

Exhibit No.	Notes	Description

10.2	(4)	Trademark License Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.3	(4)	Transition Services Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.4	(4)	Tax Separation Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.5	(4)	Joint Litigation Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.6†	(17)	Form of Executive RSU Award Agreements of Mark J. O’Brien and Charles Cauthen dated April 20, 2009.

10.7†	(9)	Executive RSU Award Agreements of Mark J. O’Brien, Charles Cauthen and Kimberly Perez dated January 4, 2010.

10.8†	(9)	Form of Non-Qualified Option Award Agreements of Mark J. O’Brien, Charles Cauthen and Kimberly Perez dated January 4, 2010.

10.9†	(17)	Form of Director Award Agreement.

10.10†	(7)	Form of Indemnity Agreements dated April 17, 2009 between the Registrant and the following officers and directors: Mark O’Brien, Ellyn Brown, John Burchett, Denmar Dixon, William J. Meurer, Shannon Smith, Michael T. Tokarz, Charles E. Cauthen, Irma Tavares, Del Pulido, William Atkins, William Batik, Joseph Kelly, Jr. and Stuart Boyd.

10.11†	(10)	Employment Agreement between the Registrant and Denmar Dixon dated January 22, 2010.

10.12	(12)	Office Lease by and between NBS Pinnacle 1925/2001 LLC and Marix Servicing. LLC dated June 13, 2007.

10.13†	(19)	Form of Executive RSU Award Agreements dated January 4, 2010 between the Registrant and Stuart D. Boyd and Delio Pulido, respectively.

10.14†	(19)	Non-Qualified Option Award Agreements dated January 4, 2010 between the Registrant and Stuart D. Boyd and Delio Pulido, respectively.

10.15†	(18)	Restricted Stock Unit Agreement between the Registrant and Denmar Dixon dated January 22, 2010.

10.16†	(18)	Nonqualified Option Award Agreement of Denmar Dixon dated January 22, 2010.

10.17†	(19)	Amended and Restated Employment Agreements dated March 15, 2010 between the Registrant and Mark O’Brien, Charles Cauthen and Kimberly Perez, respectively.

10.18†	(12)	Employment Agreement between the Registrant and Stuart D. Boyd dated April 28, 2010.

10.19†	(7)	Form of Indemnity Agreement dated March 3, 2010 between the Registrant and Steven R. Berrard.

10.20	(20)	Supplement No. 1 dated October 28, 2010 to the Indenture dated November 2, 2006 relating to certain asset backed notes between Mid-State Capital Corporation 2006-1 as Issuer and The Bank of New York Mellon (formerly known as The Bank of New York) as Indenture Trustee.

10.21	(5)	Membership Interest Purchase Agreement dated March 25, 2011 by and among GTH LLC, GTCS Holdings LLC and the Company.

Exhibit No.		Notes	Description

10.22†		(35)	Walter Investment Management Corp. 2011 Omnibus Incentive Plan.

10.23†		(14)	Form of Award Agreement dated May 10, 2011 under the Walter Investment Management Corp. 2011 Omnibus Incentive Plan awarding options to purchase Company stock to Mark O’Brien, Charles Cauthen, Denmar Dixon, Kimberly Perez, Stuart Boyd and Delio Pulido.

10.24†		(15)	Employment Agreements between the Registrant and Brian Libman, Keith Anderson and Brian Corey.

10.25		(16)	Form of Lease Agreement for office space for the corporate headquarters of the Company’s Green Tree subsidiary in St. Paul, Minnesota effective September 30, 2011.

10.26†		(16)	Form of Green Tree Executive Severance Plan for Senior Executives entered into by the Company’s Green Tree subsidiary.

10.27†		(16)	Form of Amendment to Employment Agreements dated November 4, 2011 between the Company and Kimberly A. Perez and Stuart D. Boyd, respectively.

10.28		(21)	Securities Purchase Agreement by and between Marathon Asset Management, L.P., Michael O’Hanlon, Marix Servicing LLC, and the Registrant dated August 25, 2010.

10.29†		(22)	Mark O’Brien Contract Amendment dated March 29, 2012.

10.30		(23)	Amended and Restated Receivables Loan Agreement dated May 2, 2012 among Green Tree Advance Receivables II, LLC, as Borrower, Green Tree Servicing LLC, as Administrator, The Financial Institutions From Time to Time Party Hereto, as Lenders, Wells Fargo Bank, National Association as Calculation Agent, Verification Agent, Account Bank and Securities Intermediary and Wells Fargo Capital Finance, LLC, as Agent.

10.30.1		(48)	Amendment No. 1 to Amended and Restated Receivables Loan Agreement among Green Tree Advance Receivable II and Wells Fargo

10.30.2		(48)	Amendment No. 2 to Amended and Restated Receivables Loan Agreement among Green Tree Advance Receivable II and Wells Fargo

10.30.3		(48)	Amendment No. 3 to Amended and Restated Receivables Loan Agreement among Green Tree Advance Receivable II and Wells Fargo

10.30.4		(48)	Amendment No. 4 to Amended and Restated Receivables Loan Agreement among Green Tree Advance Receivable II and Wells Fargo

10.30.5		(48)	Amendment No. 5 to Amended and Restated Receivables Loan Agreement among Green Tree Advance Receivable II and Wells Fargo

10.31.1		(33)	Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) and Addendum to Mortgage Selling and Servicing Contract effective March 8, 2005, by and between Fannie Mae and Green Tree Servicing LLC.

10.31.2		(24)	Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective July 1, 2012, by and between Fannie Mae and Green Tree Servicing LLC.

10.31.3	**	(33)	First Amendment to Addendum to Mortgage Selling and Services Contract (Early Advance Funding Agreement) effective January 3, 2013.

10.31.4	**	(33)	Second Amendment to Addendum to Mortgage Selling and Services Contract (Early Advance Funding Agreement) effective January 31, 2013.

10.31.5		(34)	Third Amendment to the Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective April 1, 2013.

Exhibit No.		Notes	Description

10.31.6		(38)	Fourth Amendment to Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective June 30, 2013.

10.31.7	**	(42)	Fifth Amendment to Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective August 1, 2013.

10.31.8	**	(48)	Sixth Amendment to Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective December 31, 2013.

10.32	*	(28)	Joint Bidding Agreement between the Registrant and Ocwen Loan Servicing LLC dated October 19, 2012.

10.33.1		(30)	Credit Agreement among the Company, the lenders party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other parties party thereto dated November 28, 2012.

10.33.2		(32)	Amendment No. 1, Incremental Amendment and Joinder Agreement, dated January 31, 2013 relating to the Credit Agreement, dated November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.

10.33.3		(33)	Form of Amendment No. 2 to Credit Agreement dated March 14, 2013 relating to the Credit Agreement dated as of November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.

10.33.4		(37)	Amendment No. 3, Incremental Amendment and Joinder Agreement, dated as of June 6, 2013 relating to the Credit Agreement, dated November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.

10.33.5		(39)	Amendment No. 1, dated as of July 17, 2013, to Amendment No. 3, Incremental Amendment and Joinder Agreement, to the Credit Agreement, dated as of November 28, 2012, among Walter Investment Management Corp., the lenders set forth on the signature pages thereto, Credit Suisse AG, as administrative agent and collateral agent, and the guarantor parties set forth on the signature pages thereto.

10.33.6		(40)	Amendment No. 4, Incremental Amendment and Joinder Agreement, dated as of July 23, 2013, to the Credit Agreement, dated as of November 28, 2012, among Walter Investment Management Corp., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Additional Lender, and the guarantor parties set forth on the signature pages thereto.

10.33.7		(43)	Amendment No. 5 dated September 5, 2013, to the Registrant’s Credit Agreement dated November 28, 2012.

10.34		(33)	Mortgage Servicing Rights Purchase and Sale Agreement dated January 6, 2013 by and between Green Tree Servicing LLC, as purchaser, and Bank of America, National Association, as seller.

10.35†		(41)	Separation Agreement, Waiver and General Release, dated July 29, 2013, by and between Walter Investment Management Corp. and Brian Libman.

10.36†		(44)	Separation Agreement dated October 1, 2013 by and between the Registrant and Charles E. Cauthen.

10.37		(46)	Registration Rights Agreement, dated as of December 17, 2013, among the Company, the Guarantors and Barclays Capital Inc., as representative of the initial purchasers named therein.

Exhibit No.	Notes	Description

10.38	(47)	Credit Agreement dated December 19, 2013, among Walter Investment Management Corp., Credit Suisse AG, as administrative agent and collateral agent, the lenders from time to time party thereto and the other parties thereto.

10.39	(48)	Employment Agreement between the Company and Gary Tillett dated January 28, 2013.

21	(48)	Subsidiaries of the Registrant.

23	(48)	Consent of Ernst & Young LLP.

31.1	(48)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(48)	Certification by Charles E. Cauthen pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(48)	Certification by Mark J. O’Brien and Charles E. Cauthen pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(48)	XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.
*	The Company hereby undertakes to furnish supplementally a copy of any omitted schedule, annex or exhibit to the U.S. Securities and Exchange Commission upon request.
**	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange
	Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
†	Constitutes a management contract or compensatory plan or arrangement.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2012.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2009.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 30, 2011.

(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 15, 2009.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on August 14, 2009.

(8)	Incorporated by reference to the Exhibits to the Registrant’s Registration Statement on Form S-8, Registration No. 333-160743, as filed with the Securities and Exchange Commission on July 22, 2009.

(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2010.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2010.

(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 5, 2011.

(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 8, 2011.

(13)	Incorporated herein by reference to the Registrant’s 2011 Definitive Proxy Statement as filed with the Securities and Exchange Commission on May 12, 2011.

(14)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 16, 2011.

(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on August 8, 2011.

(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the Securities and Exchange Commission on November 8, 2011.

(17)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 5, 2009.

(18)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2010.

(19)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on May 5, 2010.

(20)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as filed with the Securities and Exchange Commission on November 3, 2010.

Note	Notes to Exhibit Index

(21)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2010.

(22)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 3, 2012.

(23)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the Securities and Exchange Commission on May 9, 2012.

(24)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2012.

(25)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2012.

(26)	Incorporated herein by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2012.

(27)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 8, 2012.

(28)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 as filed with the Securities and Exchange Commission on November 8, 2012.

(29)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2012.

(30)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 4, 2012.

(31)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2012.

(32)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013.

(33)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013.

(34)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2013.

(35)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013.

(36)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as filed with the Securities and Exchange Commission on May 10, 2013.

(37)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2013.

(38)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2013.

(39)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2013.

(40)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2013.

(41)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013.

Note	Notes to Exhibit Index

(42)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2013.

(43)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2013.

(44)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2013.

(45)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013.

(46)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013.

(47)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013.

(48)	Filed herewith.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Walter Investment Management Corp.

We have audited the accompanying consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Investment Management Corp. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Investment Management Corp. and subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

February 27, 2014

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$491,885	$442,054
Restricted cash and cash equivalents	804,803	653,338
Residential loans at amortized cost, net	1,394,871	1,490,321
Residential loans at fair value	10,341,375	6,710,211
Receivables, net (includes $43,545 and $53,975 at fair value at December 31, 2013 and 2012, respectively)	319,195	259,009
Servicer and protective advances, net	1,381,434	173,047
Servicing rights, net (includes $1,131,124 and $0 at fair value at December 31, 2013 and 2012, respectively)	1,304,900	242,712
Goodwill	657,737	580,378
Intangible assets, net	122,406	144,492
Premises and equipment, net	155,847	137,785
Other assets (includes $62,365 and $949 at fair value at December 31, 2013 and 2012, respectively)	413,076	144,830

Total assets	$17,387,529	$10,978,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables and accrued liabilities (includes $26,571 and $25,348 at fair value at December 31, 2013 and 2012, respectively)	$494,139	$260,610
Servicer payables	735,225	587,929
Servicing advance liabilities	971,286	100,164
Debt	3,357,648	1,146,249
Mortgage-backed debt (includes $684,778 and $757,286 at fair value at December 31, 2013 and 2012, respectively)	1,887,862	2,072,728
HMBS related obligations at fair value	8,652,746	5,874,552
Deferred tax liability, net	121,607	41,017

Total liabilities	16,220,513	10,083,249
Commitments and contingencies (Note 27)
Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares Issued and outstanding — 0 shares at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value per share:
Authorized — 90,000,000 shares Issued and outstanding — 37,377,274 and 36,687,785 shares at December 31, 2013 and 2012, respectively	374	367
Additional paid-in capital	580,572	561,963
Retained earnings	585,572	332,105
Accumulated other comprehensive income	498	493

Total stockholders’ equity	1,167,016	894,928

Total liabilities and stockholders’ equity	$17,387,529	$10,978,177

The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities. The liabilities in the table below include third-party liabilities of the consolidated variable interest entities only, and for which creditors or beneficial interest holders do not have recourse to the Company, and exclude intercompany balances that eliminate in consolidation.

	December 31,
	2013	2012
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:
Restricted cash and cash equivalents	$59,080	$59,233
Residential loans at amortized cost, net	1,377,711	1,475,782
Residential loans at fair value	587,265	646,498
Receivables at fair value	43,545	53,975
Servicer and protective advances, net	75,481	68,550
Other assets	56,254	63,340

Total assets	$2,199,336	$2,367,378

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$8,472	$9,100
Servicing advance liabilities	67,905	64,552
Mortgage-backed debt (includes $684,778 and $757,286 at fair value at December 31, 2013 and 2012, respectively)	1,887,862	2,072,728

Total liabilities	$1,964,239	$2,146,380

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
REVENUES
Net servicing revenue and fees	$783,389	$368,509	$157,554
Net gains on sales of loans	598,974	648	—
Interest income on loans	144,651	154,351	164,794
Net fair value gains on reverse loans and related HMBS obligations	120,382	7,279	—
Insurance revenue	84,478	73,249	41,651
Other revenues	70,625	19,771	9,852

Total revenues	1,802,499	623,807	373,851
EXPENSES
Salaries and benefits	549,799	230,107	117,736
General and administrative	480,377	136,236	78,597
Interest expense	272,655	179,671	136,246
Depreciation and amortization	71,027	49,267	24,455
Provision for loan losses	1,229	13,352	6,016
Other expenses, net	8,166	9,267	18,073

Total expenses	1,383,253	617,900	381,123
OTHER GAINS (LOSSES)
Gains (losses) on extinguishments	(12,489)	(48,579)	95
Other net fair value gains	6,061	7,221	1,044

Total other gains (losses)	(6,428)	(41,358)	1,139
Income (loss) before income taxes	412,818	(35,451)	(6,133)
Income tax expense (benefit)	159,351	(13,317)	60,264

Net income (loss)	$253,467	$(22,134)	$(66,397)

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES
Change in postretirement benefits liability	58	19	(1,248)
Amortization of realized gain (loss) on closed hedges	(127)	68	(154)
Unrealized gain on available-for-sale security in other assets	75	24	36

Other comprehensive income (loss) before taxes	6	111	(1,366)
Income tax expense (benefit) for items of other comprehensive income (loss)	1	34	(531)

Other comprehensive income (loss)	5	77	(835)

Total comprehensive income (loss)	$253,472	$(22,057)	$(67,232)

Net income (loss)	$253,467	$(22,134)	$(66,397)
Basic earnings (loss) per common and common equivalent share	$6.75	$(0.73)	$(2.41)
Diluted earnings (loss) per common and common equivalent share	6.63	(0.73)	(2.41)
Total dividends declared per common and common equivalent share	—	—	0.22
Weighted-average common and common equivalent shares outstanding — basic	37,003	30,397	27,593
Weighted-average common and common equivalent shares outstanding — diluted	37,701	30,397	27,593

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at January 1, 2011	25,785,693	$258	$127,143	$426,836	$1,251	$555,488
Net loss	—	—	—	(66,397)	—	(66,397)
Other comprehensive loss, net of tax	—	—	—	—	(835)	(835)
Shares issued for Green Tree acquisition	1,812,532	18	40,202	—	—	40,220
Dividends and dividend equivalents declared	219,361	2	5,578	(6,200)	—	(620)
Share-based compensation	—	—	5,179	—	—	5,179
Excess tax benefit on share-based compensation	—	—	316	—	—	316
Issuance of shares under incentive plans	57,572	1	180	—	—	181

Balance at December 31, 2011	27,875,158	279	178,598	354,239	416	533,532
Net loss	—	—	—	(22,134)	—	(22,134)
Other comprehensive income, net of tax	—	—	—	—	77	77
Secondary offering, net of issuance costs	6,900,000	69	275,944	—	—	276,013
Equity portion of Convertible Notes, net of issuance costs	—	—	48,697	—	—	48,697
Shares issued for RMS acquisition	891,265	9	41,337	—	—	41,346
Share-based compensation	—	—	14,206	—	—	14,206
Excess tax benefit on share-based compensation	—	—	2,376	—	—	2,376
Issuance of shares under incentive plans net of shares repurchased and cancelled	1,021,362	10	805	—	—	815

Balance at December 31, 2012	36,687,785	367	561,963	332,105	493	894,928
Net income	—	—	—	253,467	—	253,467
Other comprehensive income, net of tax	—	—	—	—	5	5
Share-based compensation	—	—	13,011	—	—	13,011
Excess tax benefit on share-based compensation	—	—	2,705	—	—	2,705
Issuance of shares under incentive plans	689,489	7	2,893	—	—	2,900

Balance at December 31, 2013	37,377,274	$374	$580,572	$585,572	$498	$1,167,016

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$253,467	$(22,134)	$(66,397)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(120,382)	(7,279)	—
Amortization of servicing rights	42,583	50,461	28,623
Change in fair value of servicing rights	(48,058)	—	—
Non-Residual Trusts net fair value losses	1,002	4,709	8,150
Other net fair value losses (gains)	5,462	2,433	(1,980)
Accretion of residential loan discounts and advances	(17,991)	(17,787)	(13,712)
Accretion of discounts on debt and amortization of deferred debt issuance costs	21,680	15,600	6,150
Amortization of master repurchase agreements deferred issuance costs	6,656	—	—
Provision for loan losses	1,229	13,352	3,555
Provision for uncollectible advances	37,993	13,199	6,225
Depreciation and amortization of premises and equipment and intangible assets	71,027	49,267	24,455
Losses (gains) on extinguishments	12,489	48,579	(95)
Non-Residual Trusts losses on real estate owned, net	1,086	1,387	1,000
Other losses (gains) on real estate owned, net	(2,022)	(689)	2,067
Provision (benefit) for deferred income taxes	97,418	(22,373)	38,742
Share-based compensation	13,011	14,206	5,179
Purchases and originations of residential loans held for sale	(16,141,573)	(22,259)	—
Proceeds from sales of and payments on residential loans held for sale	15,539,918	15,985	—
Net gains on sales of loans	(598,974)	(648)	—
Other	(2,628)	5,635	(63)
Changes in assets and liabilities
Increase in receivables	(64,270)	(27,183)	(16,588)
Decrease (increase) in servicer and protective advances	(1,069,377)	(25,921)	4,064
Increase in other assets	(14,327)	(754)	(2,911)
Increase (decrease) in payables and accrued liabilities	160,386	(22,928)	72,826
Increase in servicer payables	3,720	4,762	5,616

Cash flows provided by (used in) operating activities	(1,810,475)	69,620	104,906

Investing activities
Purchases and originations of reverse loans held for investment	(3,020,937)	(594,315)	—
Principal payments received on reverse loans held for investment	372,375	29,658	—
Purchases of forward loans related to Residual Trusts	—	—	(44,794)
Principal payments received on forward loans related to Residual Trusts	108,274	97,038	95,746
Principal payments received on forward loans related to Non-Residual Trusts	61,385	62,884	30,636
Payments received on receivables related to Non-Residual Trusts	14,804	16,096	9,126
Cash proceeds from sales of real estate owned, net related to Residual Trusts	7,730	7,861	3,089
Cash proceeds from sales of other real estate owned, net	30,694	11,383	5,112
Purchases of premises and equipment	(38,639)	(11,408)	(6,287)
Decrease (increase) in restricted cash and cash equivalents	(8,156)	41,332	(47,918)
Payments for acquisitions of businesses, net of cash acquired	(478,084)	(88,592)	(1,000,529)
Deposit for acquisitions	(179,185)	(15,000)	—
Acquisitions of servicing rights	(632,179)	(5,539)	—
Other	(14,165)	(2,751)	(1,708)

Cash flows provided by (used in) investing activities	(3,776,083)	(451,353)	(957,527)

Financing activities
Proceeds from issuance of debt, net of debt issuance costs	3,106,263	957,037	720,700
Payments on debt	(362,931)	(75,292)	(24,277)
Debt pre-payment penalty	—	(29,440)	—
Proceeds from securitizations of reverse loans	3,216,096	583,925	—
Payments on HMBS related obligations	(409,331)	(33,496)	—
Issuances of servicing advance liabilities	1,604,272	263,833	157,806
Payments on servicing advance liabilities	(733,150)	(270,708)	(164,882)
Net change in master repurchase agreements related to forward loans	929,015	6,055	—
Net change in master repurchase agreements related to reverse loans	(98,837)	11,832	—
Other debt issuance costs paid	(9,833)	(7,192)	(3,025)
Issuance of mortgage-backed debt related to Residual Trusts	—	—	223,065
Payments on mortgage-backed debt related to Residual Trusts	(112,449)	(98,105)	(89,727)
Payments on mortgage-backed debt related to Non-Residual Trusts	(87,920)	(92,716)	(47,760)
Extinguishments and settlement of debt and mortgage-backed debt	(1,405,424)	(690,000)	(1,338)
Secondary equity offering, net of issuance costs	—	276,013	—
Dividends and dividend equivalents paid	—	—	(14,051)
Other	618	3,302	497

Cash flows provided by (used in) financing activities	5,636,389	805,048	757,008

Net increase (decrease) in cash and cash equivalents	49,831	423,315	(95,613)
Cash and cash equivalents at the beginning of the year	442,054	18,739	114,352

Cash and cash equivalents at the end of the year	$491,885	$442,054	$18,739

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Basis of Presentation

Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based business services provider to the residential mortgage industry focused on providing primary and specialty servicing for credit-sensitive residential mortgages and reverse mortgages. The Company also originates, purchases, and sells mortgage loans into the secondary market. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans and reverse mortgage loans and operates an insurance agency serving residential loan customers. The Company operates throughout the United States, or U.S. At December 31, 2013, the Company serviced approximately 2.1 million accounts compared to 1.0 million accounts at December 31, 2012.

Throughout this Annual Report on Form 10-K, references to “residential loans” refer to residential mortgage loans, including forward mortgage loans, reverse mortgage loans and participations, and residential retail installment agreements, which include manufactured housing loans. References to “borrowers” refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements. Forward mortgage loans and residential retail installment agreements are collectively referred to as “forward loans” or “forward mortgages.” Reverse mortgage loans and participations are collectively referred to as “reverse loans” or “reverse mortgages.”

2013 Acquisitions

Acquisition of Certain Net Assets of Residential Capital LLC

On January 31, 2013, the Company completed its joint bid with Ocwen Loan Servicing LLC to acquire certain mortgage-related net assets held by Residential Capital LLC, or ResCap, in an auction sponsored by the U.S. Bankruptcy Court. Pursuant to this agreement, the Company agreed (1) to acquire the rights and assume the liabilities relating to all of ResCap’s Federal National Mortgage Association, or Fannie Mae, mortgage servicing rights, or MSRs, and related servicer advances and (2) to acquire ResCap’s mortgage originations and capital markets platforms, collectively, the ResCap net assets. The acquisition of the ResCap net assets provided the Company with a fully integrated loan originations platform to complement and enhance its servicing business.

Bank of America, N.A. Asset Purchase

On January 31, 2013, the Company closed an agreement to purchase Fannie Mae MSRs, including related servicer advances, from Bank of America, N.A., or BOA. This acquisition was accounted for as an asset purchase.

Acquisition of Certain Net Assets of Ally Bank

On March 1, 2013, the Company acquired the correspondent lending and wholesale broker businesses of Ally Bank. The acquisition of these assets, or the Ally Bank net assets, has allowed the Company to pursue correspondent lending opportunities using the capabilities resident in the ResCap originations platform.

Acquisition of Certain Net Assets of MetLife Bank, N.A.

On March 1, 2013, the Company purchased the residential mortgage servicing platform, including certain servicing-related technology assets, of MetLife Bank, N.A., or MetLife Bank, located in Irving, Texas. The acquisition of these assets, or the MetLife Bank net assets, which includes a residential mortgage servicing platform, is serving to support the Company’s development of a robust dual-track residential mortgage servicing platform.

Investment in UFG Holdings

On July 29, 2013 the Company entered into a strategic relationship with UFG Holdings, LLC, or UFG, a company controlled by an investor group led by Brian Libman, the Company’s former Chief Strategy Officer. On

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 30, 2013, UFG closed on its acquisition of 100% of the membership interests of Urban Financial of America, LLC, formerly Urban Financial Group, Inc., or Urban, from a subsidiary of KCG Holdings, Inc. Pursuant to the terms of its agreement with UFG, the Company invested $15.2 million in the form of an unsecured loan with warrants entitling the Company to purchase up to 19% of the common units of UFG, on December 2, 2013. Effective upon the closing of the Company’s investment in UFG, Mr. Libman resigned his position with the Company and its subsidiaries.

Pending Acquisitions

EverBank Financial Corp

On October 30, 2013 the Company entered into a series of definitive agreements to purchase certain private and GSE-backed MSRs and related servicer advances, sub-servicing rights for forward loans and the default servicing platform from Everbank Financial Corp, or Everbank. The Company paid $16.7 million of the estimated total purchase price of $83.4 million for the MSRs on October 30, 2013. The transfer of servicing is subject to investor consent. The remaining MSR purchase price, and related servicer advances will be paid as the related servicing portfolio is transferred. Everbank is currently sub-servicing the MSRs on behalf of the Company, subject to a sub-servicing fee, from October 30, 2013 to the date on which the physical transfer of servicing occurs.

MSR Purchase

On December 10, 2013, the Company entered into an agreement with an affiliate of a national bank to acquire a pool of Fannie Mae MSRs associated with loans totaling approximately $29.4 billion in unpaid principal balance. The transfer of servicing is subject to investor consent. The Company paid $165.0 million of the estimated total purchase price of $330.0 million in December 2013.

2012 Acquisitions

Acquisition of Reverse Mortgage Solutions, Inc.

On November 1, 2012, the Company acquired 100% of the outstanding shares of Reverse Mortgage Solutions, Inc., or RMS. Based in Spring, Texas, RMS provides a full suite of services to the reverse mortgage sector, including servicing, loan origination and securitization, and other ancillary services. The acquisition of RMS positioned the Company as a full-service provider in the reverse mortgage servicing sector with new growth opportunities and represents an extension of the Company’s fee-for-service business model.

Acquisition of Security One Lending

On December 31, 2012, in connection with the execution of a stock purchase agreement, the Company agreed to acquire all of the outstanding shares of Security One Lending, or S1L. Based in San Diego, California, S1L is a retail and wholesale reverse mortgage loan originator. S1L has a long-standing relationship with RMS since S1L has been delivering loans using RMS’ technology and RMS has acquired a significant amount of S1L’s reverse origination production during recent years. The acquisition of S1L has enhanced RMS’ position as an issuer of reverse mortgage product, while also significantly increasing RMS’ retail origination presence. The Company obtained effective control over S1L through an economic closing on December 31, 2012. A legal closing subsequently occurred on April 30, 2013. The economic closing required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 Acquisitions

Acquisition of GTCS Holdings, LLC

On July 1, 2011, the Company acquired 100% of the outstanding membership interests of GTCS Holdings, LLC, or Green Tree. Based in St. Paul, Minnesota, Green Tree is a fee-based business services company providing high-touch, third-party servicing of credit-sensitive consumer loans, primarily including residential mortgages and manufactured housing loans. Green Tree also acts as a nationwide agent primarily of property and casualty homeowners’ insurance products for both lender-placed and voluntary insurance coverage. Through the acquisition of Green Tree, the Company increased its ability to provide specialty servicing and generate recurring fee-for-service revenue from a capital-light platform and diversified its revenue streams from complementary businesses. As a result of the acquisition, the Company lost its qualification for Real Estate Investment Trust, or REIT, status.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The consolidated financial statements include the accounts of Walter Investment, its wholly-owned subsidiaries, and variable interest entities, or VIEs, of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated. The results of operations for acquired companies are included from their respective dates of acquisition.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s material estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure, and borrower mortality rates and include, but are not limited to, the allowance for loan losses as well as the valuation of residential loans, receivables, servicing rights, goodwill and intangible assets, real estate owned, derivatives, curtailment liability, mortgage-backed debt, and Home Equity Conversion Mortgage-Backed Securities, or HMBS, related obligations. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, actual results may differ from these estimates.

Changes in Presentation

Certain prior year amounts have been reclassified to conform to current year presentation.

The Company reclassified amortization of servicing rights, which was previously included as a component of depreciation and amortization, to be presented with servicing revenue and fees in the financial statement line item, net servicing revenue and fees. Given the growth in the Company’s third-party servicing portfolio resulting from recent acquisitions, this change in presentation was made to better reflect the economics of servicing activities. This change in presentation resulted in a reduction of $50.5 million and $28.6 million to historical servicing revenue and fees and depreciation and amortization for the years ended December 31, 2012 and 2011, respectively.

The Company segregated residential loans at amortized cost, net and residential loans at fair value into two separate line items on the consolidated balance sheets. These assets were previously presented in the aggregate in residential loans, net on the consolidated balance sheets.

The company removed net fair value gains on reverse loans and related HMBS obligations from net fair value gains (losses). The historical financial statement line item of net fair value gains (losses) is now referred to

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as other net fair value gains (losses) in order to reflect the segregation of net fair value gains on reverse loans and related HMBS obligations. The Company also reclassified net fair value gains on reverse loans and related HMBS obligations to a component of revenues on the consolidated statements of comprehensive income (loss) in order to better reflect the economics of the Company’s Reverse Mortgage segment as a significant and growing part of the Company’s operations.

Accounting for Certain Purchased Servicing Rights

At December 31, 2012 and during the three months ended March 31, 2013, the Company purchased MSR portfolios as part of certain business combination and asset purchase transactions. During the second quarter of 2013, the Company, in consultation with its advisors, made a correction to its accounting for servicing rights and related intangible assets. There was no significant impact on previously reported net income, earnings per share, stockholders’ equity, or net cash provided by or used in operating activities as a result of this change. The Company has concluded that the impact was not material to the Company’s consolidated financial statements at December 31, 2012 or for the three months ended March 31, 2013.

At December 31, 2012, the value assigned to these acquired portfolios was reflected in servicing rights, net and intangible assets, net. Effective with the change, the entire value is now reflected in servicing rights, net. As a result, servicing rights, net increased and intangible assets, net decreased by $17.4 million at December 31, 2012.

The disclosures related to servicing rights and intangible assets also reflect corrections, including the revision of certain market data assumptions used to estimate the fair value of these servicing rights. The previously disclosed estimate of intangible asset amortization expected to be expensed in future periods is now reflected in net servicing revenue and fees as a realization of expected cash flows for the related servicing rights; however, the timing of recognition may differ as the intangible amortization model differs from the servicing rights fair value measurement model.

Servicing Rights Fair Value Election

Prior to January 1, 2013, all servicing rights were initially recorded at fair value and subsequently accounted for at amortized cost. In addition, the Company classified its servicing rights as either a forward loan class or a reverse loan class. Given recent acquisitions and based upon available risk management strategies, effective January 1, 2013, the Company began classifying its servicing rights as a risk-managed forward loan class, a forward loan class, or a reverse loan class. The forward loan class and the reverse loan class continue to be accounted for at amortized cost. The Company has elected to account for the new risk-managed forward loan class at fair value effective as of January 1, 2013. The risk-managed forward loan class consists of servicing rights acquired in 2013 as well as servicing rights acquired on December 31, 2012. The servicing rights acquired on December 31, 2012 were previously accounted for at amortized cost, but are now accounted for at fair value retrospective to January 1, 2013. This election on January 1, 2013 had no impact on retained earnings. Refer to Notes 2 and 12 for further information regarding servicing rights.

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

In July 2013, the FASB issued an accounting standards update that specifies that unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. When a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes, or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this accounting standards update is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued an accounting standards update that clarifies the definition of an in substance repossession and foreclosure, and requires additional disclosures related to these items. These amendments reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The required disclosures under these new amendments require interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this standard are effective for the annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

2.    Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts and transactions of Walter Investment and other entities in which the Company has a controlling financial interest. A controlling financial interest may exist in the form of an ownership of a majority of an entity’s voting interests or through other arrangements with entities, such as with a VIE.

The Company evaluates each securitization trust associated with its residential loan portfolio to determine if the Company has a variable interest in the trust, if the trust meets the definition of a VIE and whether the Company has a controlling financial interest as the primary beneficiary of the VIE. If the Company determines that it does have a variable interest in the trust, that the trust is a VIE, and that it is the primary beneficiary of the VIE, it consolidates the VIE. The evaluation considers all of the Company’s involvement with the VIE, identifying both the implicit and explicit variable interests that either individually or in the aggregate could be significant enough to warrant its designation as the primary beneficiary. This designation is evidenced by both the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to the VIE.

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

The Company performs a similar evaluation when it is involved with other entities that are not securitization trusts.

The Company re-evaluates whether an entity in which it has a variable interest is a VIE when certain significant events occur. Throughout the duration of its involvement with an entity that is deemed a VIE, the Company reassesses whether it is the primary beneficiary and, accordingly, whether it must consolidate the VIE. Certain events that may change the primary beneficiary of a VIE determination include, but are not limited to, a change in the Company’s ownership of the residual interests, a change in the Company’s role as servicer, or a change in the Company’s contractual obligations to a VIE.

Securitization trusts that the Company consolidates and in which it holds residual interests are referred to as the Residual Trusts. Securitization trusts that have been consolidated and in which the Company does not hold residual interests are referred to as the Non-Residual Trusts. The Non-Residual Trusts were acquired as part of the acquisition of Green Tree.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits and highly-liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. The Company maintains cash and cash equivalents with federally insured financial institutions and these balances typically exceed insurable amounts. Cash equivalents also include amounts due from third-party financial institutions in process of settlement. These transactions typically settle in three days or less and were $79.6 million and $39.0 million at December 31, 2013 and 2012, respectively.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes cash and cash equivalents that are legally restricted as to use or withdrawal. Restricted cash primarily includes (1) principal and interest payments collected by the Company as servicer on behalf of third-party investors and unconsolidated securitization trusts that have not yet been remitted to the investors or trusts; (2) principal and interest payments collected by consolidated securitization trusts that have not yet been remitted to the bondholders; and (3) cash held in escrow pending release to the sellers of Green Tree and RMS. Restricted cash equivalents include investments in money market mutual funds.

Residential Loans at Amortized Cost, Net

Residential loans carried at amortized cost include forward loans associated with the Residual Trusts and unencumbered forward loans. A majority of these loans were originated by the Company; acquired from other originators, principally an affiliate of Walter Energy Inc., or Walter Energy, the Company’s prior parent; or acquired as part of a pool. Originated loans were initially recorded at the discounted value of the future payments using an imputed interest rate net of cost-basis adjustments such as deferred loan origination fees and associated direct costs and premiums and discounts. The imputed interest rate used represented the estimated prevailing market rate of interest for loans of similar terms issued to borrowers with similar credit risk. New originations of forward loans held for investment subsequent to May 1, 2008 relate primarily to the financing of sales of real estate owned. The imputed interest rate on these financings is based on observable market mortgage rates, adjusted for variations in expected credit losses where market data is unavailable. Loans acquired in a pool are generally purchased at a discount to their unpaid principal balance and are recorded at their purchase price at acquisition.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Income and Amortization

Interest income on the Company’s residential loans carried at amortized cost consists of the interest earned on the outstanding principal balance of the underlying loan based on the contractual terms of the residential loan and retail installment agreement and the amortization of cost-basis adjustments, principally premiums and discounts. The retail installment agreements state the maximum amount to be charged to borrowers and ultimately recognized as interest income, based on the contractual number of payments and dollar amount of monthly payments. Cost-basis adjustments are deferred and recognized over the contractual life of the loan as an adjustment to yield using the level yield method. Residential loan pay-offs received in advance of scheduled maturity (voluntary prepayments) affect the amount of interest income due to the recognition at that time of any remaining unamortized premiums, discounts, or other cost-basis adjustments arising from the loan’s inception.

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

Acquired Credit-Impaired Loans

At acquisition, the Company reviews each loan or pool of loans to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the scheduled contractual principal and contractual interest payments of the loan or pool of loans assuming prepayments over all cash flows expected at acquisition as an amount that should not be accreted (the non-accretable difference). The remaining amount, representing the excess or deficit of the cash flows expected to be collected for the loan or pool of loans over the amount paid, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). The carrying amount of these loans is reflected on the consolidated balance sheets net of these discounts.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the residential loan portfolio carried at amortized cost as of the balance sheet date. This portfolio is made up of

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one segment and class that consists primarily of less-than prime, credit-challenged residential loans. The risk characteristics of the portfolio segment and class relate to credit exposure. The method for monitoring and assessing credit risk is the same throughout the portfolio.

Residential loans carried at amortized cost are homogeneous and evaluated collectively for impairment. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses is based on, but not limited to, delinquency levels, default frequency experience, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels, and the impact that changes in interest rates have on a borrower’s ability to refinance its loan and to meet its repayment obligations. Management evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying the Company’s exposure to credit losses and assessing the adequacy of its allowance for loan losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans season, the credit exposure is reduced, resulting in decreasing provisions.

The allowance for loan losses is highly correlated to unemployment levels, delinquency status of the portfolio, and changes in home prices within the Company’s geographic markets. There has been a steady improvement in market conditions including an increase in median home selling prices and lower levels of housing inventory. Additionally, the unemployment rate has continued to stabilize since reaching a peak in October 2009. With continued stabilization in economic trends and portfolio performance, the Company expects continued improvement in the credit quality of the residential loan portfolio.

While the Company considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

Loan Modifications

The Company will occasionally modify a loan agreement at the request of the borrower. The Company’s current modification program offered to borrowers is limited and is used to assist borrowers experiencing temporary hardships and is intended to minimize the economic loss to the Company and to avoid foreclosure. Generally, the Company’s modifications are short-term interest rate reductions and/or payment deferrals with forgiveness of principal rarely granted. A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. Loans modified in a troubled debt restructuring are typically already on non-accrual status and have an allowance recorded. At times, loans modified in a troubled debt restructuring by the Company may have the financial effect of increasing the allowance associated with the loan. The allowance for an impaired loan that has been modified in a troubled debt restructuring is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral less any selling costs. Troubled debt restructurings have historically been insignificant to the Company and continue to be insignificant as the Company’s business model has shifted from being a mortgage portfolio owner to a fee-based business services provider.

Residential Loans at Fair Value

Residential Loans Held for Investment

Residential loans held for investment and carried at fair value consist of forward loans associated with Non-Residual Trusts and reverse loans. The Company has elected to carry both forward loans associated with the Non-Residual Trusts and reverse loans at fair value.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reverse loans include HECMs that are guaranteed by Ginnie Mae and are collateralized by participation interests in Home Equity Conversion Mortgages, or HECMs, insured by the Federal Housing Administration, or FHA. The Company both originates and acquires HECMs. The loans are then pooled into HMBS that are sold into the secondary market with servicing rights retained. Based upon the structure of the Ginnie Mae securitization program, the Company has determined that it has not met all of the requirements for sale accounting and accounts for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheets as residential loans at fair value. The proceeds from the transfers of reverse loans are recorded as HMBS related obligations with no gain or loss recognized on the transfers.

The yield on residential loans held for investment and carried at fair value, along with any changes in fair value, is recorded in net fair value gains on reverse loans and related HMBS obligations and other net fair value gains on the consolidated statements of comprehensive income (loss) for the reverse loans and forward loans associated with the Non-Residual Trusts, respectively. The yield on residential loans held for investment and carried at fair value includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected, as well as any fair value adjustments. Purchases and originations of and payments received on residential loans held for investment are included in investing activities in the consolidated statements of cash flows.

Reverse loans also include loans that have not yet been transferred to Ginnie Mae securitization pools and loans that have been repurchased from Ginnie Mae securitization pools. The Company, as an issuer of HMBS, is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to the Department of Housing and Urban Development, or HUD, and nonperforming repurchased loans are generally liquidated in accordance with program requirements. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. In addition to having to fund these repurchases, the Company may sustain losses during the process of liquidating the loans.

Residential Loans Held for Sale

Residential loans held for sale represent forward loans originated or acquired by the Company with the intent to sell. These loans are originated or acquired primarily for purposes of transferring to government-sponsored entities, or GSEs, or other third-party investors in the secondary market with servicing rights either retained or sold. The Company has elected to carry forward loans held for sale at fair value. The yield on the loans and any changes in fair value are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss). The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that are expected to be collected, as well as any fair value adjustments. Gains or losses recognized upon sale of residential loans held for sale are also included in net gains on sales of loans on the consolidated statements of comprehensive income (loss). Loan origination fees are recorded in other revenues within the consolidated statements of comprehensive income (loss) when earned and related costs are recognized in general and administrative expenses when incurred. Purchases and originations of and payments received on residential loans held for sale are included in operating activities in the consolidated statements of cash flows.

The Company’s agreements with GSEs and other third parties include standard representations and warranties related to the loans the Company sells or transfers. The representations and warranties require adherence to GSE origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. In the event of a breach of its representations and warranties, which are generally enforceable at any time over the life of the loan, the Company may be required to either repurchase the residential loans at par with the identified defects or indemnify the investor or insurer for applicable incurred losses. In such cases, the Company bears any subsequent credit loss on the residential loans. The Company’s credit loss may be reduced by

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender. The Company actively contests claims to the extent that the Company does not consider the claims to be valid. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company’s underwriting and quality assurance practices.

The Company records a provision for losses relating to such representations and warranties as part of its loan sale transactions at the time the loan is sold in accordance with the accounting guidance for guarantees. The provision is a reduction in the net gains on sales of loans on the consolidated statements of comprehensive income (loss). The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, historical defect rates, projected repurchase rates, projected resale values, and the probability of reimbursement by the correspondent loan seller. The liability established at the time loans are sold, which is recorded in payables and accrued liabilities, is updated based on changes in estimates, with those changes recorded as a component of general and administrative expenses on the consolidated statements of comprehensive income (loss). The level of the liability for representations and warranties requires considerable management judgment. The level of residential loan repurchase losses is dependent on economic factors and external conditions that may change over the lives of the underlying loans.

Receivables Related to Non-Residual Trusts

Receivables related to Non-Residual Trusts, which are recorded in receivables, net, consist of the estimated fair value of expected future draws on letters of credit, or LOCs, from a third party. The LOCs are credit enhancements to the Non-Residual Trusts. The cash flows received from the LOC draws will be paid directly to the underlying securitization trusts and will be used to pay debt holders of these securitizations for shortfalls in principal and interest collections on the loans in the securitizations. The Company has elected to carry these receivables at fair value. Changes in fair value are recorded in other net fair value gains on the consolidated statements of comprehensive income (loss).

Servicing Operations

Servicing Rights, Net

Capitalized servicing rights have historically related to servicing and sub-servicing contracts acquired in connection with business combinations. Recently, the Company has also acquired the rights to service loans through the purchase of such rights from third parties or through the transfer of loans with servicing rights retained. Servicing rights, including those recognized in connection with transfers of loans with servicing rights retained, are recorded at fair value at inception and are subsequently accounted for using the amortization method or the fair value measurement method, based on the Company’s strategy for managing the risks of the underlying portfolios. Risks inherent in servicing rights include prepayment and interest rate risks.

The Company identifies classes of servicing rights based upon the availability of market inputs used in determining fair value and its available risk management strategies associated with the servicing rights. Based upon these criteria, the Company has identified three classes of servicing rights: a risk-managed forward loan class, or the risk-managed loan class, a forward loan class, and a reverse loan class. The risk-managed loan class includes loan portfolios for which the Company may apply a hedging strategy in the future. For servicing assets associated with the risk-managed loan class, which are accounted for at fair value, the Company measures the fair value at each reporting date and records changes in fair value in net servicing revenue and fees on the consolidated statements of comprehensive income (loss).

Servicing rights associated with the forward loan class and the reverse loan class are amortized based on expected cash flows in proportion to and over the life of servicing revenue. Amortization is recorded as a reduction to net servicing revenue and fees on the consolidated statements of comprehensive income (loss). Servicing

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets are stratified by product type and compared to the estimated fair value on a quarterly basis. Impairment is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the amount, if any, by which the carrying value of the servicing rights for a given stratum exceeds its fair value. Any fair value in excess of the carrying value for a given stratum is not recognized. The Company recognizes a direct impairment to the servicing asset when the valuation allowance is determined to be unrecoverable.

Net Servicing Revenue and Fees

Servicing revenue and fees consists of income from the Company’s third-party servicing portfolio which includes loans associated with arrangements in which the Company owns the servicing rights or acts as sub-servicer. Servicing revenue and fees includes contractual servicing fees, incentive and performance fees, and ancillary income. Contractual servicing fees related to arrangements in which the Company owns the servicing rights are generally based on a percentage of the unpaid principal balance of the related collateral and are recorded when earned and collectability is reasonably assured. Contractual servicing fees related to arrangements in which the Company acts as a sub-servicer are generally based on a fixed dollar amount per loan and are accrued in the period the services are performed. Incentive and performance fees include fees based on the performance of specific portfolios or loans, asset recovery income, and modification fees. Fees based on the performance of specific portfolios or loans are recognized when earned based on the terms of the various servicing and incentive agreements. Asset recovery income is generally recognized upon collection. Certain other incentive fees are recognized when determinable, which is when the Company is officially notified of the amount of such fees. Ancillary income includes late fees, prepayment fees, and collection fees and is generally recognized upon collection. Servicing revenue and fees are adjusted for the amortization of servicing rights carried at amortized cost and the change in fair value of servicing rights carried at fair value.

Servicer and Protective Advances, Net

In the ordinary course of servicing residential loans and pursuant to certain servicing agreements, the Company may advance the principal and interest portion of delinquent mortgage payments to investors prior to the collection of such amounts from borrowers, provided that the Company determines these advances are recoverable from either the borrower or the liquidation of collateral. In addition, the Company is required under certain servicing contracts to ensure that property taxes, insurance premiums, foreclosure costs and various other items are paid in order to preserve the assets being serviced. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, from proceeds of liquidation of collateral or ultimate disposition of the loan, or from investors. Certain of the Company’s servicing agreements provide that repayment of servicing advances made under the respective agreements have a priority over all other cash payments to be made from the proceeds of the residential loan, and in certain cases the proceeds of the pool of residential loans, which are the subject of that servicing agreement. As a result, the Company is entitled to repayment from loan proceeds before any interest or principal is paid to the bondholders, and in certain cases, advances in excess of loan proceeds may be recovered from pool-level proceeds. These assets are carried at cost, net of estimated losses. The Company establishes an allowance for uncollectible advances based on an analysis of the underlying loans, their historical loss experience, and recoverability pursuant to the terms of underlying servicing agreements. Generally, estimated losses related to advances are recorded in general and administrative expenses on the consolidated statements of comprehensive income (loss).

Custodial Accounts

In connection with its servicing activities, the Company has a fiduciary responsibility for amounts related to borrower escrow funds and other custodial funds due to investors aggregating $996.3 million and $252.4 million at December 31, 2013 and 2012, respectively. These funds, which do not represent assets or liabilities of the Company, are maintained in segregated bank accounts, and accordingly, are not reflected on the consolidated balance sheets.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If the Company elects to bypass the qualitative assessment or if it determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step quantitative test is required. In Step 1, the Company compares the fair value of the reporting unit with its net carrying value, including goodwill. If the net carrying value of the reporting unit exceeds its fair value, the Company then performs Step 2 of the impairment test to measure the amount of impairment loss, if any. In Step 2, the Company allocates the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, the Company recognizes an impairment loss in an amount equal to that excess up to the carrying value of goodwill. In performing the two-step quantitative assessment, fair value of the reporting units is based on discounted cash flows, market multiples, and/or appraised values, as appropriate.

The Company completed its annual goodwill impairment test effective October 1, 2013. A qualitative assessment of goodwill impairment was performed for the Servicing and Asset Receivables Management reporting units and a Step 1 impairment test for the Origination, Reverse Mortgage and Insurance reporting units. Based on the goodwill impairment tests performed, the Company concluded that no goodwill impairment charges were necessary in the year ended December 31, 2013.

Intangible Assets, Net

Intangible assets primarily consist of customer relationships and institutional relationships. Intangible assets are either amortized using an economic consumption method or straight-line basis over their related expected useful lives. Intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value.

Premises and Equipment, Net

Premises and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recorded on a straight-line basis over the lesser of the remaining term of the lease or the estimated useful lives of the related assets. Leasehold improvements and assets under capital leases are amortized over the lesser of the remaining term of the lease or the useful life of the leased asset. Costs to internally develop computer software are capitalized during the application development stage and include external direct costs of materials and services as well as employee costs directly associated with the project during the capitalization period. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Owned, Net

Real estate owned, net, which is included in other assets on the consolidated balance sheets, represents properties acquired in satisfaction of residential loans. Upon foreclosure or when the Company otherwise takes possession of the property, real estate owned is recorded at the lower of cost or estimated fair value less estimated costs to sell. The excess of cost over the fair value of the property acquired less estimated costs to sell is charged to the allowance for loan losses for residential loans carried at amortized cost, to other net fair value gains for forward loans carried at fair value, and to net fair value gains on reverse loans and related HMBS obligations for reverse loans. The fair value of the property is generally based upon historical resale recovery rates and current market conditions or appraisals. Subsequent declines in the value of real estate owned are recorded as adjustments to the carrying amount through a valuation allowance and are recorded in other expenses, net on the consolidated statements of comprehensive income (loss). Costs relating to the improvement of the property are capitalized to the extent the balance does not exceed its fair value, whereas those costs relating to maintaining the property are recorded when incurred to other expenses, net on the consolidated statements of comprehensive income (loss).

The Company may finance the sale of its real estate owned. Revenue from the sale of real estate owned is recognized by the full accrual method when the specific criteria for use of this method are met. However, frequently, the requirement for a minimum 5% initial cash investment for primary residences is not met. When this is the case, losses are recognized immediately while gains are deferred and recognized by the installment method until the borrower’s initial investment reaches the minimum 5% requirement. Once the borrower’s initial investment reaches the minimum required amount, revenue is recognized by the full accrual method. Gains and losses on the sale of real estate owned are charged to other expenses, net on the consolidated statements of comprehensive income (loss) when incurred.

Derivatives

The Company enters into commitments to originate and purchase forward loans at interest rates that are determined prior to the funding or purchase of the loan, which are referred to as interest rate lock commitments, or IRLCs. IRLCs are considered freestanding derivatives and are recorded at fair value at inception within other assets or payables and accrued liabilities on the consolidated balance sheets. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, and changes in the probability that the loan will fund within the terms of the commitment. Changes in the fair value of the IRLCs are included in net gains on sales of loans on the consolidated statements of comprehensive income (loss).

The Company uses derivative financial instruments, primarily forward sales of agency to-be-announced securities, or forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and forward loans held for sale. The Company may also enter into commitments to purchase mortgage-backed securities, or MBS purchase commitments, as part of its overall hedging strategy. The Company has elected not to designate these freestanding derivatives as hedging instruments under GAAP. The fair value of these instruments are recorded in other assets or payables and accrued liabilities on the consolidated balance sheets with changes in the fair values included in net gains on sales of loans on the consolidated statements of comprehensive income (loss). Cash flows related to IRLCs, forward sales commitments, and MBS purchase commitments are included in operating activities on the consolidated statements of cash flows.

In connection with the forward sales commitments and MBS purchase commitments, the Company has entered into collateral agreements with its counterparties whereby both parties are required to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds, which mitigates counterparty credit risk. The right to receive cash collateral placed by the Company with its counterparties is included in other assets, and the obligation to return collateral received by the Company from its counterparties is included within payables and accrued liabilities on the consolidated balance sheets. The

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has elected to record derivative assets and liabilities and related collateral on a gross basis, even when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty.

The derivative transactions described above are measured in terms of the notional amount. The notional amount is generally not exchanged and is used only as a basis on which interest and other payments are determined.

Insurance Operations

Commission revenue is recognized when the earnings process has been completed, which is the effective date of the insurance policy. As customers generally pay their premiums in installments over the life of the policies, the Company records an insurance premium receivable and a corresponding payable to insurance carrier, net of commission, which are included on the consolidated balance sheets in receivables, net and payables and accrued liabilities, respectively. At the time commission revenue is recognized, the Company can reliably estimate expected policy cancellations and records a reserve for cancellations, which is estimated based on historical experience adjusted for known events or circumstances. The reserve for policy cancellations is evaluated on a quarterly basis and adjusted to reflect current estimates.

Servicer Payables

Servicer payables represent amounts collected, which are required to be remitted to third-party trusts, investors, or others. These collections are primarily from borrowers whose loans the Company services.

Debt

Debt is carried at amortized cost, net of discounts. Associated deferred debt issuance costs are recorded in other assets on the consolidated balance sheets. These costs and original issue discounts, if any, are amortized to interest expense over the term of the debt using the interest method.

Mortgage-Backed Debt

The Company’s mortgage-backed debt associated with the Residual Trusts is carried at amortized cost, net of discounts. Associated deferred debt issuance costs are recorded in other assets on the consolidated balance sheets. These costs and original issue discounts, if any, are amortized to interest expense over the life of the debt. The Company elected to carry mortgage-backed debt related to the Non-Residual Trusts at fair value. The yield on the mortgage-backed debt along with any changes in fair value is recorded in other net fair value gains on the consolidated statements of comprehensive income (loss). The yield on the mortgage-backed debt includes recognition of interest expense based on the stated interest rates of the mortgage-backed debt, as well as any fair value adjustments.

HMBS Related Obligations

The Company recognizes the proceeds from the transfer of HMBS as a secured borrowing. The Company elected to record the secured borrowing, or the HMBS related obligations, at fair value. The yield on the HMBS related obligations along with any changes in fair value are recorded in net fair value gains on reverse loans and HMBS related obligations on the consolidated statements of comprehensive income (loss).The yield on the HMBS obligations includes recognition of contractual interest expense based on the stated interest rates of the HMBS obligations, as well as any fair value adjustments. Proceeds from securitizations of reverse loans and payments on HMBS related obligations are included in financing activities on the consolidated statements of cash flows.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse. The change in deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period of the change.

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when making this determination. Items considered in this analysis include the ability to carry back losses to recoup taxes previously paid, the reversal of temporary differences, tax planning strategies, historical financial performance, expectations of future earnings, and the length of statutory carryforward periods. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.

The Company assesses its tax positions for all open tax years and determines whether it has any material unrecognized liabilities in accordance with the guidance on accounting for uncertain tax positions. The Company records interest and penalties on uncertain tax positions in income tax expense and general and administrative expenses, respectively, on the consolidated statements of comprehensive income (loss).

Share-Based Compensation

The Company has in effect stock incentive plans under which restricted stock, restricted stock units, or RSUs, and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company estimates the fair value of share-based awards on the date of grant. The value of the award is generally recognized as an expense using the graded method over the requisite service period. The fair value of the Company’s restricted stock and RSUs is generally based on the average of the high and low market prices of its common stock on the date of grant. The Company estimates the fair value of non-qualified stock options as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the award, the expected volatility of the Company’s stock price, and expected dividends. The Company records share-based compensation expense in salaries and benefits expense on the consolidated statements of comprehensive income (loss).

Basic and Diluted Earnings (Loss) Per Share

The Company uses the two-class method to determine earnings per share. Outstanding share-based payment awards that include non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the calculation of basic earnings per common share pursuant to the two-class method. The Company’s participating securities are comprised of RSUs. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible debt, based on the treasury method. The Company uses the treasury method to compute the dilutive effect of convertible debt based on its intention to settle all conversions through combination settlement, which involves repayment of an amount of

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash equal to the principal amount of convertible debt and any excess of conversion value over the principal amount of convertible debt in shares of common stock. During periods of net loss, diluted loss per share is equal to basic loss per share as the antidilutive effect of non-participating share-based awards and convertible debt is disregarded. No effect is given to participating securities in the computation of basic and diluted loss per share as these securities do not share in the losses of the Company.

Contingencies

The Company evaluates contingencies based on information currently available and establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. For matters where a loss is believed to be reasonably possible but not probable, no accrual is established but the nature of the loss contingency and an estimate of the reasonably possible range of loss in excess of amounts accrued, when such estimate can be made, is disclosed. In deriving an estimate, the Company is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of loss contingencies, including legal contingencies and curtailment obligations, involves the use of critical estimates, assumptions and judgments. Whenever practicable, the Company consults with outside experts, including legal counsel and consultants, to assist with the gathering and evaluation of information related to contingent liabilities. It is not possible to predict or determine the outcome of all loss contingencies. Accruals are periodically reviewed and may be adjusted as circumstances change.

3.    Acquisitions

ResCap Net Assets

On January 31, 2013, the Company (1) acquired the assets and assumed the liabilities relating to all of ResCap’s Fannie Mae MSRs and related servicer advances, and (2) acquired ResCap’s mortgage originations and capital markets platforms for an adjusted purchase price of $479.2 million. At closing, the ResCap Fannie Mae MSRs were associated with loans totaling $42.3 billion in unpaid principal balance. The Company made cash payments of $15.0 million in the fourth quarter of 2012 and $477.0 million on January 31, 2013, which were partially funded with net proceeds from an October 2012 common stock offering and borrowings from the Company’s previously existing first incremental secured credit facility. The total cash paid of $492.0 million is subject to purchase price adjustments, which are currently under discussion by the parties to the agreement. The total cash paid in excess of the adjusted purchase price is refundable to the Company at the end of the adjustment period. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase consideration of $479.2 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. Measurement period adjustments were recorded during the year ended December 31, 2013 for provisional adjustments to certain assets and liabilities existing at the acquisition date. The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded, and the adjusted preliminary purchase price allocation of assets acquired and liabilities assumed (in thousands):

	Originally Reported	Measurement Period Adjustments	Adjusted
Assets
Servicer and protective advances	$186,241	$(11,168)	$175,073
Servicing rights(1)	242,604	—	242,604
Goodwill	52,548	(4,900)	47,648
Intangible assets(1)	8,000	—	8,000
Premises and equipment	18,102	—	18,102

Total assets acquired	507,495	(16,068)	491,427

Liabilities
Payables and accrued liabilities	20,270	(8,031)	12,239

Total liabilities assumed	20,270	(8,031)	12,239

Fair value of net assets acquired	$487,225	$(8,037)	$479,188

(1)

The originally reported amounts for servicing rights and intangible assets were revised during the second quarter of 2013. Refer to the Accounting for Certain Purchased Servicing Rights section of Note 1 for further discussion.

The following table presents the estimate of identifiable intangible assets and capitalized software recognized at acquisition of the ResCap net assets with the corresponding weighted-average amortization periods at the acquisition date (dollars in thousands):

	Estimated Fair Value	Weighted- Average Amortization Period (in years)
Intangible assets — trade name	$8,000	8.0
Capitalized software(1)	17,100	3.0

Total intangible assets and capitalized software	$25,100	4.6

(1)	Capitalized software is included in premises and equipment, net on the consolidated balance sheets.

Servicer and protective advances acquired in connection with the acquisition of the ResCap net assets have a fair value of $175.1 million and gross contractual amounts receivable of $184.3 million, of which $9.2 million is not expected to be collected. The ResCap net assets have been allocated to the Servicing and Originations segments. Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are the expected future earnings and projections of growth. The goodwill related to the acquisition of the ResCap net assets was allocated to the Originations segment, of which $44.9 million is expected to be tax deductible.

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

The Company allocated $0.1 million to goodwill, $1.2 million to intangible assets, $0.2 million to premises and equipment, and $1.4 million to payables and accrued liabilities based on preliminary fair values as of the acquisition date. Intangible assets relate to institutional relationships and have a weighted-average amortization period of one year. The Ally Bank net assets, including goodwill, have been allocated to the Originations segment. None of the goodwill recorded is expected to be tax deductible.

The amount of revenues and net income related to the ResCap net assets and Ally Bank net assets included in the Company’s consolidated statements of comprehensive income (loss) from the date of acquisition through December 31, 2013 were $743.5 million and $195.1 million, respectively. During the year ended December 31, 2013, the Company incurred $3.0 million in acquisition-related costs to acquire the ResCap net assets and the Ally Bank net assets, which are included in general and administrative expenses on the consolidated statements of comprehensive income (loss).

MetLife Bank Net Assets

On March 1, 2013, the Company purchased the residential mortgage servicing platform, including certain servicing-related technology assets and the related work force of MetLife Bank, N.A. located in Irving, Texas. The purchase price of $1.0 million was paid in cash. The Company has accounted for this transaction as a business combination in accordance with authoritative accounting guidance.

The Company allocated $0.8 million to goodwill, $0.4 million to premises and equipment, and $0.2 million to payables and accrued liabilities based on preliminary fair values as of the acquisition date. The MetLife Bank net assets, including goodwill, have been allocated to the Servicing segment. All of the goodwill recorded is expected to be tax deductible. During the year ended December 31, 2013, the Company incurred $0.2 million in acquisition-related costs to acquire the MetLife Bank net assets, which are included in general and administrative expenses on the consolidated statements of comprehensive income (loss).

Bank of America Asset Purchase

On January 31, 2013, the Company purchased Fannie Mae MSRs from BOA, or the BOA asset purchase, for total consideration of $495.7 million, all of which was paid as of December 31, 2013. At closing, the Fannie Mae MSRs were associated with loans totaling $84.4 billion in unpaid principal balance. As part of the asset purchase agreement, BOA provided sub-servicing on an interim basis while the loan servicing was transferred in tranches to the Company’s servicing systems. As each tranche was boarded, the Company was also obligated to purchase the related servicer advances associated with the boarded loans. The Company purchased $740.7 million of servicer advances as part of the asset purchase agreement. All servicing transfers were completed by December 2013 and BOA is no longer the sub-servicer.

Reverse Mortgage Solutions, Inc.

On November 1, 2012, the Company acquired all of the outstanding shares of RMS. The table below details the estimated fair value of the consideration transferred in connection with the acquisition of RMS (in thousands, except shares and per share data):

Amount
Cash to owners of RMS(1)	$95,000
Company common stock (891,265 shares at $46.39 per share)(2)	41,346

Total consideration	$136,346

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)

The cash portion of the acquisition of RMS was funded with proceeds from the issuance of common stock. This amount included $9.0 million in restricted cash that is payable to the sellers of RMS and is recorded in payables and accrued liabilities on the consolidated balance sheet at December 31, 2013.

(2)	The fair value of the $46.39 per share for the 891,265 common shares issued was based on an average of the high and low prices of the Company’s shares on November 1, 2012.

The purchase consideration of $136.3 million was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values as of the acquisition date. Measurement period adjustments were recorded during the year ended December 31, 2013 for a curtailment liability existing at the acquisition date. The table below summarizes the originally reported estimated acquisition date fair values, measurement period adjustments recorded, and the adjusted final purchase price allocation of assets acquired and liabilities assumed (in thousands):

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

The residential loans acquired in connection with the acquisition of RMS consist of reverse loans with a fair value of $5.3 billion and gross contractual amounts receivable of $4.8 billion, all of which is expected to be collected.

The acquisition of RMS resulted in a new reportable segment for the Company, the Reverse Mortgage segment. Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are the expected future earnings and projections of growth. Goodwill recognized as a result of the acquisition of RMS was allocated to the Reverse Mortgage segment. None of the goodwill is expected to be tax deductible.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimate of identifiable intangible assets and capitalized software recognized upon the acquisition of RMS with the corresponding weighted-average amortization periods at the acquisition date (dollars in thousands):

	Estimated Fair Value	Weighted- Average Amortization Period (in years)
Intangible assets:
Institutional relationships	$11,900	10.0
Customer relationships	6,700	1.8
Trade name	1,200	4.7
Non-compete agreement	1,000	1.5

Total intangible assets	20,800	6.6
Capitalized software(1)	13,100	4.0

Total intangible assets and capitalized software	$33,900	5.6

(1)	Capitalized software is included in premises and equipment, net on the consolidated balance sheet.

The amount of revenues and net income included in the Company’s consolidated statement of comprehensive income (loss) associated with RMS for the period from the date of acquisition through December 31, 2012 were $13.6 million and $1.9 million, respectively. The Company incurred acquisition-related expenses to acquire RMS of $2.8 million during the year ended December 31, 2012, which are included in general and administrative expenses on the consolidated statements of comprehensive income (loss).

Security One Lending

The assets acquired and liabilities assumed in conjunction with the acquisition of S1L were recorded at their fair values on December 31, 2012. The purchase price consists of $20.0 million in cash paid on December 31, 2012 and contingent earn-out payments to be paid in cash of up to $10.9 million dependent on the achievement of certain designated performance targets over the twelve months following the acquisition. The Company recorded a liability for the contingent earn-out payments of $6.1 million at December 31, 2012 based on the Company’s estimate of the fair value of the contingent earn-out payments at that time. At June 30, 2013, the Company revised its estimate of the fair value of contingent earn-out payments to $10.9 million, the maximum earn-out, based on S1L’s performance during the six months ended June 30, 2013 and recorded losses related to this estimate of $4.8 million during this time period. Other than the payment of $5.0 million made to the prior owners of S1L during the year ended December 31, 2013, no subsequent adjustments to this liability have been made. Contingent earn-out payments of $5.9 million and $6.1 million at December 31, 2013 and 2012, respectively, are included in payables and accrued liabilities on the consolidated balance sheets. The losses on contingent earn-out payments are included in other net fair value gains on the consolidated statements of comprehensive income (loss).

The purchase consideration of $26.1 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. An allocation of the purchase price has been made to major categories of assets and liabilities based on management’s estimates.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the final purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed (in thousands):

Amount
Assets
Cash and cash equivalents	$6,725
Restricted cash	822
Residential loans	98,441
Receivables	1,179
Servicing rights	378
Goodwill	8,809
Intangible assets	11,000
Premises and equipment	530
Other assets	500

Total assets acquired	128,384

Liabilities
Payables and accrued liabilities	8,252
Debt	89,434
Deferred tax liability, net	4,598

Total liabilities assumed	102,284

Fair value of net assets acquired	$26,100

Residential loans acquired in connection with the acquisition of S1L, which consist primarily of reverse loans, have a fair value of $98.4 million and gross contractual amounts receivable of $89.2 million, all of which is expected to be collected.

S1L is included in the Company’s Reverse Mortgage segment. Goodwill is calculated as the excess of the purchase consideration transferred over the fair value of the identifiable assets acquired less the liabilities assumed. The primary factors that contributed to the recognition of goodwill are the expected future cash flows and projections of growth. Goodwill recognized as part of the S1L acquisition was allocated to the Reverse Mortgage segment. None of the goodwill is expected to be tax deductible. Acquisition-related expenses to acquire S1L were insignificant.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the estimate of identifiable intangible assets recognized upon the acquisition of S1L with the corresponding weighted-average amortization periods at the acquisition date (dollars in thousands):

	Estimated Fair Value	Weighted- Average Amortization Period (in years)
Intangible assets:
Licenses	$5,000	25.0
Institutional relationships	4,700	1.6
Trademarks and trade name	800	4.4
Non-compete agreement	500	1.8

Total intangible assets	$11,000	12.4

Green Tree

On July 1, 2011, the Company acquired all of the outstanding membership interests of Green Tree for total consideration of $1.1 billion. The purchase price for the acquisition includes a cash payment of $737.8 million, $274.8 million to settle Green Tree secured debt, and $40.2 million in shares of the Company’s stock. The cash payment included $5.0 million at December 31, 2013 and 2012 of restricted cash that was payable to the sellers of Green Tree and is recognized in payables and accrued liabilities in the consolidated balance sheets. The Company acquired $2.2 billion in assets and assumed $1.2 billion in liabilities in connection with the acquisition. The Company recognized a contingent liability related to Green Tree’s mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. In addition, the Company recognized a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitizations. Refer to Note 27 for more information regarding these contingent liabilities.

The amount of Green Tree’s revenues and net income included in the Company’s consolidated statements of comprehensive income (loss) for the period from the date of acquisition through December 31, 2011 were $216.8 million and $24.2 million, respectively. The Company incurred $12.9 million of transaction-related expenses to acquire Green Tree during the year ended December 31, 2011, which are included in general and administrative expenses in the consolidated statements of comprehensive income (loss).

Pro Forma Financial Information

The following table presents the pro forma combined revenues and net income as if the ResCap net assets and the Ally Bank net assets had been acquired on January 1, 2012 and RMS and S1L on January 1, 2011 (in thousands, except per share data):

	For the Years Ended December 31,
	2013	2012
Revenues	$1,842,699	$953,624
Net income (loss)	259,281	(49,205)
Net income (loss) per share — basic	7.01	(1.33)
Net income (loss) per share — diluted	6.88	(1.33)

The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisitions of RMS, S1L, the ResCap net assets, and the Ally Bank net assets, or the Acquisitions, had taken place on the dates indicated above. The amounts have been calculated to reflect additional fair value adjustments, depreciation and amortization that would have been incurred assuming the Acquisitions had

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurred on the dates indicated above together with the consequential tax effects. The pro forma adjustments also include interest expense on debt issued to consummate the acquisition of the ResCap net assets. The pro forma financial information excludes costs incurred that were directly attributable to the Acquisitions and that do not have a continuing impact on the combined operating results.

4.    Variable Interest Entities

Consolidated Variable Interest Entities

Residual Trusts

The Company has historically funded its residential loan portfolio through securitizations and evaluates each securitization trust to determine if it meets the definition of a VIE, and whether or not the Company is required to consolidate the trust. The Company determined that it is the primary beneficiary of twelve securitization trusts in which it owns residual interests, and as a result, has consolidated these trusts. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant to the trusts. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.

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

The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $418.4 million.

For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $273.6 million and $285.4 million at December 31, 2013 and 2012, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated Variable Interest Entities section of this Note.

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

The assets and liabilities of the Subsidiary represent servicer and protective advances purchased from affiliates and obligations to lenders under a financing agreement, or the Receivables Loan Agreement. The amount of purchased advances under the Receivables Loan Agreement is classified as servicer and protective advances, net while the amount of obligations to lenders under the Receivables Loan Agreement is recorded as servicing advance liabilities on the consolidated balance sheets. The assets of the Subsidiary are pledged as collateral to satisfy the obligations of lenders under the Receivables Loan Agreement. Those obligations are not cross-collateralized and the lenders do not have recourse to the Company. Refer to Note 17 for additional information regarding the Receivables Loan Agreement.

Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	December 31, 2013
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facility	Total
Assets
Restricted cash and cash equivalents	$44,995	$13,086	$999	$59,080
Residential loans at amortized cost, net	1,377,711	—	—	1,377,711
Residential loans at fair value	—	587,265	—	587,265
Receivables at fair value	—	43,545	—	43,545
Servicer and protective advances, net	—	—	75,481	75,481
Other assets	54,544	1,302	408	56,254

Total assets	$1,477,250	$645,198	$76,888	$2,199,336

Liabilities
Payables and accrued liabilities	$8,391	$—	$81	$8,472
Servicing advance liabilities	—	—	67,905	67,905
Mortgage-backed debt	1,203,084	684,778	—	1,887,862

Total liabilities	$1,211,475	$684,778	$67,986	$1,964,239

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facility	Total
Assets
Restricted cash and cash equivalents	$43,856	$14,397	$980	$59,233
Residential loans at amortized cost, net	1,475,782	—	—	1,475,782
Residential loans at fair value	—	646,498	—	646,498
Receivables at fair value	—	53,975	—	53,975
Servicer and protective advances, net	—	—	68,550	68,550
Other assets	60,669	2,014	657	63,340

Total assets	$1,580,307	$716,884	$70,187	$2,367,378

Liabilities
Payables and accrued liabilities	$9,007	$—	$93	$9,100
Servicing advance liabilities	—	—	64,552	64,552
Mortgage-backed debt	1,315,442	757,286	—	2,072,728

Total liabilities	$1,324,449	$757,286	$64,645	$2,146,380

The assets of the consolidated VIEs are pledged as collateral to the servicing advance liabilities and mortgage-backed debt and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated securitization trust is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts while the servicing advance liabilities are to be satisfied from the recoveries or repayments from the underlying advances. The consolidated VIEs are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts and lenders under the Receivables Loan Agreement do not have recourse to the Company. Refer to Note 19 for additional information regarding the mortgage-backed debt and related collateral and Note 17 for additional information regarding servicing advance liabilities.

For the Residual Trusts, interest income earned on the residential loans and interest expense incurred on the mortgage-backed debt, both of which are carried at amortized cost, are recorded on the consolidated statements of comprehensive income (loss) in interest income on loans and interest expense, respectively. Additionally, the Company records its estimate of probable incurred credit losses associated with the residential loans in provision for loan losses on the consolidated statements of comprehensive income (loss). Interest receipts on residential loans and interest payments on mortgage-backed debt are included in operating activities, while principal payments on residential loans are included in investing activities and issuances of and payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.

For the Non-Residual Trusts, the change in fair value of residential loans, receivables, net and mortgage-backed debt, all of which are carried at fair value, are included in other net fair value gains on the consolidated statements of comprehensive income (loss). Included in other net fair value gains is the interest income that is expected to be collected on the residential loans, the interest expense that is expected to be paid on the mortgage-backed debt, as well as the accretion of the fair value adjustments. Accordingly, the servicing fee that the Company earns for servicing the assets of the Non-Residual Trusts is recognized in other net fair value gains as a component of the recognition of the interest income on the loans. The non-cash component of other net fair value gains is recognized as an adjustment in reconciling net income or loss to the net cash provided by or used in

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating activities on the consolidated statements of cash flows. Principal payments on residential loans and draws on receivables, net are included in investing activities while payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.

Interest expense associated with the Receivables Loan Agreement is included in interest expense on the consolidated statements of comprehensive income (loss). Changes in servicer and protective advances are included in operating activities while the issuances of and payments on servicing advance liabilities are included in financing activities on the consolidated statements of cash flows.

Unconsolidated Variable Interest Entities

The Company has variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs.

Servicing Arrangements with Letter of Credit Reimbursement Obligation

As part of an agreement to service the loans in eleven securitization trusts, four of which have been consolidated as described in the Consolidated VIEs section above, the Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn. The LOCs were issued by a third party as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders.

As noted above, the Company has determined that for seven of these securitization trusts, the Company is the primary beneficiary due to a mandatory clean-up call obligation related to these trusts and, accordingly, the Company has consolidated the seven trusts on the consolidated balance sheets. However, for the four remaining securitization trusts for which the Company does not have a mandatory clean-up call obligation, the Company’s involvement consists only of servicer and the LOC reimbursement obligation. As explained in the Consolidated VIEs section above, the Company does not expect that the final $165.0 million in LOCs will be drawn. As the Company’s only involvement is that of servicer and the LOC reimbursement obligation, which is not expected to be drawn, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have a variable interest that could potentially be significant to the trusts. Accordingly, the four securitization trusts have not been consolidated on the Company’s consolidated balance sheets. The Company serviced $197.3 million and $223.3 million of loans related to the four unconsolidated securitization trusts at December 31, 2013 and 2012, respectively.

Other Servicing Arrangements

During 2013, the Company, in the ordinary course of business, became involved with other securitization trusts as servicer of the financial assets of the trusts. The Company’s servicing fees are anticipated to absorb more than an insignificant portion of the returns of the trusts and the Company has considered its contract to service the financial assets of the trusts a variable interest. Typically, the Company’s involvement as servicer allows it to control the activities of the trusts that most significantly impact the economic performance of the trusts, however, based on the nature of the trusts, the obligations to its beneficial interest holders are guaranteed. Further, the Company’s involvement as servicer is subject to substantive kick-out rights held by a single party, and there are no significant barriers to the exercise of those kick-out rights. As a result, the Company has determined that it is not the primary beneficiary of those trusts and those trusts are not consolidated on the Company’s balance sheets. The termination of the Company as servicer to the financial assets of the trusts would eliminate any future servicing revenues and related cash flows associated with the underlying financial assets held by the trusts.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying amounts of the Company’s assets that relate to its variable interests in the VIEs that are not consolidated, as well as its maximum exposure to loss and the unpaid principal balance of the total assets of these unconsolidated VIEs (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets					Unpaid Principal Balance of Total Assets of Unconsolidated VIEs
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Total	Maximum Exposure to Loss(1)
Servicing arrangements with letter of credit reimbursement obligation
December 31, 2013	$1,845	$2,500	$160	$4,505	$169,505	$197,338
December 31, 2012	2,319	2,691	180	5,190	170,190	223,251
Other servicing arrangements
December 31, 2013	—	—	181	181	181	430,013

(1)

The Company’s maximum exposure to loss related to these unconsolidated VIEs equals the carrying value of assets recognized on the consolidated balance sheets plus the obligation to reimburse a third party for the final $165.0 million drawn on LOCs discussed above, in the case of servicing arrangements with letter of credit reimbursement obligation.

5.    Transfers of Residential Loans

Transfers of Forward Loans

The Company has grown its originations business through its acquisition of the ResCap net assets. As part of its origination activities, the Company transfers, substantially all to Fannie Mae, forward loans it originates or purchases from third parties. The forward loans originated or purchased and subsequently transferred are high credit quality first lien mortgages which have been underwritten to the guidelines established by Fannie Mae. Securitization usually occurs within 20 days of loan closing or purchase in the form of mortgage-backed securities guaranteed by Fannie Mae, which are sold to third party investors. The Company accounts for these transfers as sales and generally retains the servicing rights associated with the transferred loans. The Company receives a servicing fee for servicing the transferred loans, which represents continuing involvement.

The Company has elected to measure forward loans held for sale at fair value. The gains and losses on the transfer of forward loans held for sale are included in net gains on sales of loans on the consolidated statements of comprehensive income (loss). Also included in net gains on sales of loans is interest income earned during the period the loans were held, changes in the fair value of loans, and the gain or loss on the related derivatives. Refer to Note 7 for information on these derivative financial instruments. All activity of forward loans held for sale and the related derivatives are included in operating activities on the consolidated statements of cash flows. The following table presents a summary of cash flows related to transfers of forward loans, net of fees, accounted for as sales (in thousands). There were no transfers of forward loans accounted for as sales during the year ended December 31, 2011.

	For the Years Ended December 31,
	2013	2012
Proceeds received from transfers	$15,293,601	$15,985
Servicing fees collected	11,212	—

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with these transfers, the Company recorded servicing rights with an initial fair value of $187.7 million for the year ended December 31, 2013. There were no servicing rights recognized in connection with transfers for the year ended December 31, 2012. All servicing rights are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 12 for information relating to servicing of residential loans.

Certain guarantees arise from agreements associated with the sale of the Company’s residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 27 for further information. The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with forward loans that have been transferred with servicing rights retained and the unpaid principal balance of these transferred loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheet				Unpaid Principal Balance of Transferred Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Total
Type of Involvement
Servicing arrangements associated with transfers of forward loans
December 31, 2013	$192,962	$6,023	$437	$199,422	$14,672,986

At December 31, 2013, $9.1 million of the transferred forward loans serviced by the Company were 60 days or more past due.

Transfers of Reverse Loans

In connection with the acquisition of RMS, the Company became an approved issuer of the Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by FHA. The Company both originates and acquires HECMs. The loans are then pooled into HMBS that are sold into the secondary market with servicing rights retained. Based upon the structure of the Ginnie Mae securitization program, the Company has determined that it has not met all of the requirements for sale accounting and accounts for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheets as residential loans at fair value. The proceeds from the transfer of reverse loans are recorded as HMBS related obligations with no gain or loss recognized on the transfer. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS to the extent of the collateralized participation interests in the HECMs, but does not have recourse to the general assets of the Company, except for obligations as servicer.

The Company elected to measure reverse loans and HMBS related obligations at fair value. The change in fair value of the reverse loans and HMBS related obligations are included in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). Also included in net fair value gains on reverse loans and related HMBS obligations is the contractual interest income earned on the reverse loans and the contractual interest expense incurred on the HMBS related obligations as well as fair value adjustments, including fair value gains on reverse loans originated and additional participations issued. Net fair value gains on reverse loans and related HMBS obligations are recognized as an adjustment in reconciling net income or loss to the net cash provided by or used in operating activities on the consolidated statements of cash flows. Purchases and originations of and repayment of principal received on reverse loans held for investment are included in investing activities on the consolidated statements of cash flows. Proceeds from securitizations of reverse loans and payments on HMBS related obligations are included in financing activities on the consolidated statements of cash flows.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the pools was $8.0 billion.

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

The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through net income or loss. This election can only be made at certain specified dates and is irrevocable once made. Other than forward loans held for sale, all of which the Company has elected to measure at fair value, the Company does not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as assets and liabilities are acquired or incurred, other than for those assets and liabilities which are required to be recorded and subsequently measured at fair value. In addition, with the acquisitions of Green Tree and S1L, the Company recognized contingent liabilities for a mandatory repurchase obligation, a professional fees liability related to certain securitizations, and contingent earn-out payments that it measures at fair value on a recurring basis in accordance with the accounting guidance for business combinations.

Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. Other than the transfer of the contingent earn-out payment liability from Level 3 to Level 1, no transfers between levels occurred during the years ended December 31, 2013 and 2012.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Items Measured at Fair Value on a Recurring Basis

The following tables summarize the assets and liabilities in each level of the fair value hierarchy (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Reverse loans(1)	$—	$—	$8,738,503	$8,738,503
Forward loans related to Non-Residual Trusts	—	—	587,265	587,265
Forward loans held for sale	—	1,015,607	—	1,015,607
Receivables related to Non-Residual Trusts	—	—	43,545	43,545
Servicing rights carried at fair value	—	—	1,131,124	1,131,124
Derivative instruments	—	19,534	42,831	62,365

Total assets	$—	$1,035,141	$10,543,268	$11,578,409

Liabilities
Derivative instruments	$—	$2,127	$3,755	$5,882
Mandatory repurchase obligation	—	—	8,182	8,182
Professional fees liability related to certain securitizations	—	—	6,607	6,607
Contingent earn-out payments	5,900	—	—	5,900
Mortgage-backed debt related to Non-Residual Trusts	—	—	684,778	684,778
HMBS related obligations	—	—	8,652,746	8,652,746

Total liabilities	$5,900	$2,127	$9,356,068	$9,364,095

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Reverse loans(1)	$—	$—	$6,047,108	$6,047,108
Forward loans related to Non-Residual Trusts	—	—	646,498	646,498
Forward loans held for sale	—	16,605	—	16,605
Receivables related to Non-Residual Trusts	—	—	53,975	53,975
Derivative instruments	—	—	949	949

Total assets	$—	$16,605	$6,748,530	$6,765,135

Liabilities
Derivative instruments	$—	$1,102	$—	$1,102
Mandatory repurchase obligation	—	—	9,999	9,999
Professional fees liability related to certain securitizations	—	—	8,147	8,147
Contingent earn-out payments	—	—	6,100	6,100
Mortgage-backed debt related to Non-Residual Trusts	—	—	757,286	757,286
HMBS related obligations	—	—	5,874,552	5,874,552

Total liabilities	$—	$1,102	$6,656,084	$6,657,186

(1)	Includes $28.5 million in reverse loans held for sale at December 31, 2012. There were no reverse loans held for sale at December 31, 2013.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assets and liabilities are measured on the consolidated financial statements at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Year Ended December 31, 2013
	Fair Value January 1, 2013	Acquisition of ResCap Net Assets	Total Gains (Losses) Included in Net Income	Purchases	Sales	Issuances	Settlements	Transfers out	Fair Value December 31, 2013
Assets
Reverse loans(1)	$6,047,108	$—	$112,772	$2,080,857	$(76,441)	$981,390	$(407,183)	$—	$8,738,503
Forward loans related to Non-Residual Trusts	646,498	—	64,848	—	—	—	(124,081)	—	587,265
Receivables related to Non-Residual Trusts	53,975	—	4,374	—	—	—	(14,804)	—	43,545
Servicing rights carried at fair value	26,382	242,604	48,058	626,331	—	187,749	—	—	1,131,124
Derivative instruments (IRLCs)	949	—	41,882	—	—	—	—	—	42,831

Total assets	$6,774,912	$242,604	$271,934	$2,707,188	$(76,441)	$1,169,139	$(546,068)	$—	$10,543,268

Liabilities
Derivative instruments (IRLCs)	$—	$—	$(3,755)	$—	$—	$—	$—	$—	$(3,755)
Mandatory repurchase obligation	(9,999)	—	181	—	—	—	1,636	—	(8,182)
Professional fees liability related to certain securitizations	(8,147)	—	(817)	—	—	—	2,357	—	(6,607)
Contingent earn-out payments	(6,100)	—	(4,800)	—	—	—	5,000	5,900	—
Mortgage-backed debt related to Non-Residual Trusts	(757,286)	—	(57,678)	—	—	—	130,186	—	(684,778)
HMBS related obligations	(5,874,552)	—	12,302	—	—	(3,203,959)	413,463	—	(8,652,746)

Total liabilities	$(6,656,084)	$—	$(54,567)	$—	$—	$(3,203,959)	$552,642	5,900	$(9,356,068)

(1)	Includes $28.5 million in reverse loans held for sale at January 1, 2013. There were no reverse loans held for sale at December 31, 2013.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2012
	Fair Value January 1, 2012	Acquisition of RMS	Acquisition of S1L	Total Gains (Losses) Included in Net Loss	Purchases	Issuances	Settlements	Fair Value December 31, 2012
Assets
Reverse loans(1)	$—	$5,331,989	$88,929	$65,030	$565,171	$29,143	$(33,154)	$6,047,108
Residential loans related to Non-Residual Trusts	672,714	—	—	107,493	—	—	(133,709)	646,498
Receivables related to Non-Residual Trusts	81,782	—	—	(11,711)	—	—	(16,096)	53,975
Derivative instruments (IRLCs)	—	—	—	949	—	—	—	949

Total assets	$754,496	$5,331,989	$88,929	$161,761	$565,171	$29,143	$(182,959)	$6,748,530

Liabilities
Mandatory repurchase obligation	$(11,849)	$—	$—	$(116)	$—	$—	$1,966	$(9,999)
Professional fees liability related to certain securitizations	(9,666)	—	—	(1,091)	—	—	2,610	(8,147)
Contingent earn-out payments	—	—	(6,100)	—	—	—	—	(6,100)
Mortgage-backed debt related to Non-Residual Trusts	(811,245)	—	—	(86,163)	—	—	140,122	(757,286)
HMBS related obligations	—	(5,254,231)	—	(57,751)	—	(596,066)	33,496	(5,874,552)

Total liabilities	$(832,760)	$(5,254,231)	$(6,100)	$(145,121)	$—	$(596,066)	$178,194	$(6,656,084)

(1)	Includes $28.5 million in reverse loans held for sale at December 31, 2012.

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on IRLCs and servicing rights carried at fair value, are recognized in either other net fair value gains or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). Gains and losses relating to IRLCs are recorded in net gains on sales of loans and changes in fair value of servicing rights carried at fair value are recorded in net servicing revenue and fees on the consolidated statements of comprehensive income (loss). Total gains and losses included in net income or loss include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of changes in valuation inputs and assumptions.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s valuation committee determines and approves all valuation policies and unobservable inputs used to estimate the fair value of all items measured at fair value on a recurring basis, except for IRLCs and the contingent earn-out payments. The valuation committee consists of certain members of the management team responsible for accounting, treasury, servicing operations, and credit risk. The valuation committee meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by the Company’s credit risk group. The valuation committee also reviews discount rate assumptions and related available market data. Similar procedures are followed by the Company’s asset liability committee responsible for IRLCs and a sub-set of management responsible for the contingent earn-out payments. These fair values are approved by senior management.

The following is a description of the methods and assumptions used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 2 or 3 within the fair value hierarchy.

Residential loans at fair value

•

Reverse loans — These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the loans, including, but not limited to, assumptions for repayment, mortality, and discount rates. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for these assets is primarily based on an assessment of current market yields on newly originated HECMs, expected duration of the asset, and current market interest rates. Weighted-average remaining life in years, conditional repayment rate, and discount rate are considered to be the most significant unobservable inputs. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

•

Residential loans related to Non-Residual Trusts — These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the loans including, but not limited to, assumptions for prepayment, default, loss severity, and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for these assets is primarily based on the collateral and credit risk characteristics of these loans, combined with an assessment of market interest rates. Conditional prepayment rate, conditional default rate, and loss severity are considered to be the most significant unobservable inputs. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

•

Forward loans held for sale — These loans are valued using a market approach by utilizing observable forward to-be-announced prices of mortgage-backed securities. The Company classifies these loans as Level 2 within the fair value hierarchy.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables related to Non-Residual Trusts — The Company estimates the fair value of these receivables using Level 3 unobservable market inputs at the net present value of expected cash flows from the LOCs to be used to pay debt holders over the remaining life of the securitization trusts. The estimate of the cash to be collected from the LOCs is based on expected shortfalls of cash flows from the loans in the securitization trusts, compared to the required debt payments of the securitization trusts. The cash flows from the loans, and thus the cash to be provided by the LOCs, is determined by analyzing the credit assumptions for the underlying collateral in each of the securitizations. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. The discount rate assumption for these assets is based on the risk-free market rate given the credit risk characteristics of the collateral supporting the LOCs. Conditional prepayment rate, conditional default rate, and loss severity are considered to be the most significant unobservable inputs. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Receivables related to Non-Residual Trusts are recorded in receivables, net on the consolidated balance sheets.

Servicing rights carried at fair value — The Company accounts for servicing rights associated with the risk-managed loan class at fair value. The Company uses the assistance of a third party valuation specialist to develop the discounted cash flow model used to estimate the fair value of its servicing rights. The model utilizes several sensitive assumptions which are reviewed and approved by the Company, the most sensitive of which are assumptions for mortgage prepayment or repayment speeds, default rates and discount rates. The Company believes these sensitive assumptions reflect those that a market participant would use in determining fair value. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion. These assumptions require the use of judgment and can have a significant impact on the determination of the servicing rights’ fair value. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The Company classifies these servicing rights within Level 3 of the fair value hierarchy accordingly.

Derivative instruments — Fair values of IRLCs are derived by using both valuation models incorporating current market information or through observation of market pricing for instruments with similar characteristics and by estimating the fair value of the servicing rights expected to be recorded at sale of the loan and are adjusted for anticipated loan funding probability or fallout. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs. IRLCs are classified as Level 3. The loan funding probability ratio represents the aggregate likelihood that loans currently in a lock position will ultimately close, which is largely dependent on the loan processing stage that a loan is currently in and changes in interest rates from the time of the rate lock through the time a loan is closed. IRLCs have positive fair value at inception and change in value as interest rates and loan funding probability change. Significant changes in loan funding probability and the servicing rights component of IRLCs, in isolation, could result in a significant change to the fair value measurement. Rising interest rates have a positive effect on the fair value of the servicing rights component of the IRLC fair value and increase the loan funding probability. An increase in loan funding probability (i.e., higher aggregate likelihood of loans estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease, to a lower loss, if in a loss position.

The fair value of forward sales commitments and MBS purchase commitments is determined based on observed market pricing for similar instruments; therefore, these contracts are classified as Level 2. Counterparty credit risk is taken into account when determining fair value, although its impact is diminished by daily margin posting on all forward sales and purchase derivatives.

Derivative instruments are included in either other assets or payables and accrued liabilities on the consolidated balance sheets. Refer to Note 7 for additional information on derivative financial instruments.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mandatory repurchase obligation — This contingent liability relates to a mandatory obligation for the Company to repurchase loans from an investor when the loans become 90 days delinquent. The Company estimates the fair value of this obligation based on the expected net present value of expected future cash flows using Level 3 assumptions that it believes a market participant would consider in valuing the liability including, but not limited to, assumptions for prepayment, default, and loss severity rates applicable to the historical and projected performance of the underlying loans. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. Conditional prepayment rate, conditional default rate, and loss severity are considered to be the most significant unobservable inputs. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The mandatory repurchase obligation is included in payables and accrued liabilities on the consolidated balance sheets.

Professional fees liability related to certain securitizations — This contingent liability primarily relates to payments for surety and broker fees that the Company will be required to make over the remaining life of certain consolidated and unconsolidated securitization trusts. The Company estimates the fair value of this liability using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of the expected cash flows of the professional fees required to be paid related to the securitization trusts. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing these liabilities including, but not limited to, estimates of collateral prepayment, default and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. Conditional prepayment rate and conditional default rate are considered to be the most significant unobservable inputs. A significant increase (decreases) to this input could result in a significantly lower (higher) fair value measurement. The professional fees liability related to certain securitizations is included in payables and accrued liabilities on the consolidated balance sheets.

Contingent earn-out payments — The estimated fair value of this contingent liability at December 31, 2012 is based on the average earn-out payment under multiple outcomes as determined by a Monte-Carlo simulation, discounted to present value using credit-adjusted discount rates. The average payment outcomes calculated by the Monte-Carlo simulation were derived utilizing Level 3 unobservable inputs, the most significant of which include the assumptions for forecasted financial performance of S1L and financial performance volatility. At June 30, 2013, the Company revised its estimate of the fair value of the contingent earn-out payments to $10.9 million, the maximum earn-out, based on S1L’s performance during the six months ended June 30, 2013. Other than the payment of $5.0 million made to the prior owners of S1L during the year ended December 31, 2013, no subsequent adjustments to this liability were made and the final amount to be paid was fixed and determinable at December 31, 2013. Therefore the liability was transferred out of Level 3 and is classified as Level 1 at December 31, 2013. The remaining liability recorded at December 31, 2013 was paid in February 2014. Contingent earn-out payments are included in payables and accrued liabilities on the consolidated balance sheets.

Mortgage-backed debt related to Non-Residual Trusts — This debt is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value of the debt is based on the net present value of the projected principal and interest payments owed for the remaining life of the securitization trusts. The Company’s valuation considers assumptions and estimates for principal and interest payments on the debt. An analysis of the credit assumptions

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the underlying collateral in each of the securitization trusts is performed to determine the required payments to debt holders. The assumptions that the Company believes a market participant would consider in valuing the debt include, but are not limited to, prepayment, default, loss severity, and discount rates, as well as the balance of LOCs provided as credit enhancement. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Credit performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this debt is primarily based on credit characteristics combined with an assessment of market interest rates. Conditional prepayment rate, conditional default rate, and loss severity are considered to be the most significant unobservable inputs. Significant increases (decreases) in any of those inputs in isolation could result in a significantly higher (lower) fair value measurement.

HMBS related obligations — The Company recognizes the proceeds from the sale of HMBS as a secured borrowing, which is accounted for at fair value. This liability is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability including, but not limited to, assumptions for repayments, discount rate, and borrower mortality rates for reverse loans. The discount rate assumption for these liabilities is based on an assessment of current market yields for newly issued HMBS, expected duration, and current market interest rates. The yield on seasoned HMBS is adjusted based on the duration of each HMBS and assuming a constant spread to the swap curve. Weighted-average remaining life in years, conditional repayment rate, and discount rate are considered to be the most significant unobservable inputs. Significant increases (decreases) in any of those inputs in isolation could result in a significantly higher (lower) fair value measurement.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company utilizes a discounted cash flow method in the fair value measurement of all Level 3 assets and liabilities included on the consolidated financial statements at fair value on a recurring basis, with the exception of IRLCs for which the Company utilizes a market approach. The following table presents the significant unobservable inputs used in the fair value measurement of these assets and liabilities at December 31, 2013.

	Significant Unobservable Input	Range of Input(1)	Weighted Average of Input(1)
Assets
Reverse loans	Weighted-average remaining life in years	2.0 - 12.9	4.4
	Conditional repayment rate	10.67%- 36.61%	20.70%
	Discount rate	1.79% - 5.30%	2.98%
Forward loans related to Non-Residual Trusts	Conditional prepayment rate	2.20% - 3.78%	2.99%
	Conditional default rate	1.81% - 3.60%	2.90%
	Loss severity	75.90% - 96.67%	88.09%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	1.93% - 3.11%	2.66%
	Conditional default rate	1.98% - 3.85%	3.16%
	Loss severity	72.94% - 94.16%	85.25%
Servicing rights carried at fair value	Weighted-average remaining life in years	6.0 - 10.8	6.8
	Discount rate	8.87% - 18.11%	9.76%
	Conditional prepayment rate	3.85% - 8.08%	7.06%
	Conditional default rate	0.50% - 3.74%	2.90%
Interest rate lock commitments	Loan funding probability	11.99% - 100%	78.23%
	Fair value of servicing rights	1.64 - 5.60	4.21

Liabilities
Mandatory repurchase obligation	Conditional prepayment rate	4.19%	4.19%
	Conditional default rate	2.75%	2.75%
	Loss severity	72.28%	72.28%
Professional fees liability related to certain securitizations	Conditional prepayment rate	1.93% - 3.79%	2.74%
	Conditional default rate	1.98% - 4.57%	3.20%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	1.93% - 3.11%	2.66%
	Conditional default rate	1.98% - 3.85%	3.16%
	Loss severity	72.94% - 94.16%	85.25%
HMBS related obligations	Weighted-average remaining life in years	1.9 - 7.8	4.1
	Conditional repayment rate	10.22% -38.67%	20.31%
	Discount rate	1.38% - 4.01%	2.36%
Interest rate lock commitments	Loan funding probability	46.50% - 100%	82.67%
	Fair value of servicing rights	1.89 - 5.30	4.52

(1)

With the exception of loss severity and fair value of servicing rights embedded in IRLCs, all significant unobservable inputs above are based on the related unpaid principal balance of the underlying collateral, or in the case of HMBS related obligations, the balance outstanding. Loss severity is based on projected liquidations. Fair value of servicing rights embedded in IRLCs represents a multiple of the annual servicing fee.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Items Measured at Fair Value on a Non-Recurring Basis

Real estate owned, net is included on the consolidated financial statements within other assets and is measured at fair value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation (in thousands):

	December 31,
	2013	2012
Real estate owned, net	$73,573	$64,959

The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net at December 31, 2013 measured on the consolidated financial statements at fair value on a non-recurring basis:

	Significant Unobservable Input	Range	Weighted Average
Real estate owned, net	Loss severity	0.00% - 88.68%	9.48%

At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment, which is recorded in other expenses, net on the consolidated statements of comprehensive income (loss), when the carrying amount exceeds fair value. The Company held real estate owned, net of $45.3 million, $27.0 million and $1.3 million in the Loans and Residuals, Reverse Mortgage, and Other segments, respectively, at December 31, 2013. The Company held real estate owned, net of $49.1 million, $13.9 million and $2.0 million in the Loans and Residuals, Reverse Mortgage, and Other segments, respectively, at December 31, 2012. These real estate owned properties are generally located in rural areas and are primarily concentrated in Texas, Mississippi, Alabama, Florida, Georgia, and Illinois. In determining fair value, the Company’s accounting department either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. Management approves valuations that have been determined using the historical severity rate method.

Included in other expenses, net are lower of cost or fair value adjustments of $0.8 million, $2.7 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value on a recurring or non-recurring basis and their respective levels within the fair value hierarchy (in thousands):

	December 31, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$491,885	$491,885	Level 1	$442,054	$442,054
Restricted cash and cash equivalents	804,803	804,803	Level 1	653,338	653,338
Residential loans at amortized cost, net	1,394,871	1,341,376	Level 3	1,490,321	1,436,592
Receivables, net:
Insurance premium receivables	103,149	97,902	Level 3	107,824	101,238
Other	172,501	172,501	Level 1	97,210	97,210
Servicer and protective advances, net	1,381,434	1,332,315	Level 3	173,047	160,632
Financial liabilities
Payables and accrued liabilities:
Payables to insurance carriers	69,489	68,470	Level 3	51,377	50,614
Other	398,079	398,079	Level 1	183,885	183,885
Servicer payables	735,225	735,225	Level 1	587,929	587,929
Servicing advance liabilities(1)	970,884	971,286	Level 3	99,508	99,915
Debt(1)	3,314,081	3,408,272	Level 2	1,115,804	1,165,811
Mortgage-backed debt carried at amortized cost(1)	1,189,536	1,192,510	Level 3	1,298,999	1,300,979

(1)	The carrying amounts of servicing advance liabilities, debt, and mortgage-backed debt carried at amortized cost are net of deferred issuance costs.

The following is a description of the methods and significant assumptions used in estimating the fair value of the Company’s financial instruments that are not measured at fair value on a recurring or non-recurring basis.

Cash and cash equivalents, restricted cash and cash equivalents, other receivables, other payables and accrued liabilities, and servicer payables — The estimated fair values of these financial instruments approximates their carrying amounts due to their highly-liquid or short-term nature.

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

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Servicer and protective advances, net — The estimated fair value of these advances is based on the net present value of expected cash flows. The determination of expected cash flows includes consideration of recoverability clauses in the Company’s servicing agreements, as well as assumptions related to the underlying collateral when proceeds may be used to recover these receivables.

Payables to insurance carriers — The estimated fair value of these liabilities is based on the net present value of the expected carrier payments over the life of the payables.

Servicing advance liabilities — The estimated fair value of these liabilities is based on the net present value of projected cash flows over the expected life of the liabilities at estimated market rates.

Debt — The Company’s term loan, convertible debt, and senior notes are not traded in an active, open market with readily observable prices. The estimated fair value of this debt is based on an average of broker quotes. The estimated fair values of the Company’s other debt, including master repurchase agreements, approximates their carrying amounts due to their highly-liquid or short-term nature.

Mortgage-backed debt carried at amortized cost — The methods and assumptions used to estimate the fair value of mortgage-backed debt carried at amortized cost are the same as those described for mortgage-backed debt related to Non-Residual Trusts carried at fair value on a recurring basis.

Fair Value Option

Other than forward loans held for sale, all of which the Company has elected to measure at fair value, the Company does not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as assets and liabilities are acquired or incurred, other than for those assets and liabilities which are required to be recorded and subsequently measured at fair value. The Company elected the fair value option for certain financial instruments, including residential loans, receivables and mortgage-backed debt related to the Non-Residual Trusts, forward loans held for sale, and reverse loans and HMBS related obligations. The fair value option was elected for these assets and liabilities as the Company believes fair value best reflects the expected future economic performance of these assets and liabilities. The yields on residential loans of the Non-Residual Trusts and reverse loans along with any changes in fair values are recorded in either other net fair value gains or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). The yield on forward loans held for sale along with any changes in fair value are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss). The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected as well as accretion of fair value adjustments.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Presented in the table below is the estimated fair value and unpaid principal balance of loans, receivables and debt instruments for which the Company has elected the fair value option (in thousands):

	December 31, 2013		December 31, 2012
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans and receivables at fair value under the fair value option
Reverse loans(1)(2)	$8,738,503	$8,135,927	$6,047,108	$5,400,876
Forward loans related to Non-Residual Trusts	587,265	727,110	646,498	814,481
Forward loans held for sale(2)	1,015,607	976,774	16,605	16,325
Receivables related to Non-Residual Trusts(3)	43,545	43,988	53,975	54,604

Total	$10,384,920	$9,883,799	$6,764,186	$6,286,286

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$684,778	$735,379	$757,286	$825,200
HMBS related obligations(3)	8,652,746	7,959,711	5,874,552	5,169,135

Total	$9,337,524	$8,695,090	$6,631,838	$5,994,335

(1)	Includes $28.5 million in reverse loans held for sale at December 31, 2012. There were no reverse loans held for sale at December 31, 2013.

(2)	Includes loans that collateralize master repurchase agreements. Refer to Note 18 for further information.

(3)

For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs. For the HMBS related obligations, the unpaid principal balance represents the balance outstanding.

Included in forward loans related to Non-Residual Trusts accounted for under the fair value option are loans that are 90 days or more past due that have a fair value of $1.7 million and $1.9 million, and an unpaid principal balance of $9.4 million and $10.0 million, at December 31, 2013 and 2012, respectively.

Included in other net fair value gains and net fair value gains on reverse loans and related HMBS obligations are fair value gains and losses from instrument-specific credit risk that include changes in fair value due to changes in assumptions related to prepayments, defaults, and severity. The Company recorded fair value gains (losses) from changes in instrument-specific credit risk for forward loans related to Non-Residual Trusts, reverse loans, and receivables related to Non-Residual Trusts of $(4.3) million, $(15.4) million and $2.9 million for the year ended December 31, 2013, respectively. The Company recorded fair value gains (losses) from changes in instrument-specific credit risk for forward loans related to Non-Residual Trusts, reverse loans, and receivables related to Non-Residual Trusts of $17.8 million, $(1.4) million and $(12.0) million for the year ended December 31, 2012, respectively. Due to the short holding period of forward loans held for sale, related fair value gains and losses from instrument-specific credit risk are immaterial.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Gains on Sales of Loans

Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Years Ended December 31,
	2013	2012
Realized gains on sales of loans	$218,504	$537
Change in unrealized gains on loans held for sale	24,771	266
Net fair value gains on derivatives	144,357	(153)
Capitalized servicing rights	187,749	—
Provision for repurchases	(9,067)	(18)
Interest income	32,625	16
Other	35	—

Net gains on sales of loans	$598,974	$648

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations

Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Years Ended December 31,
	2013	2012
Net fair value gains (losses) on reverse loans and related HMBS obligations
Interest income on reverse loans	$347,497	$44,314
Change in fair value of reverse loans	(239,417)	20,716

Net fair value gains on reverse loans	108,080	65,030

Interest expense on HMBS related obligations	(321,820)	(41,114)
Change in fair value of HMBS related obligations	334,122	(16,637)

Net fair value gains (losses) on HMBS related obligations	12,302	(57,751)

Net fair value gains on reverse loans and related HMBS obligations	$120,382	$7,279

Other Net Fair Value Gains

Provided in the table below is a summary of the components of other net fair value gains (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Other net fair value gains (losses)
Assets of Non-Residual Trusts	$69,222	$95,782	$21,261
Liabilities of Non-Residual Trusts	(57,678)	(86,163)	(22,197)
Mandatory repurchase obligation	181	(116)	981
Professional fees liability related to certain securitizations	(817)	(1,091)	(607)
Contingent earn-out payments	(4,800)	—	2,096
Other	(47)	(1,191)	(490)

Other net fair value gains	$6,061	$7,221	$1,044

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Derivative Financial Instruments

Derivative financial instruments are recorded at fair value by using the valuation techniques described in Note 6. The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities not designated as hedging instruments as well as cash collateral (in thousands):

	December 31, 2013			December 31, 2012
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$2,202,638	$42,831	$3,755	$35,266	$949	$—
Forward sales commitments	2,903,700	19,534	247	42,078	—	1,102
MBS purchase commitments	308,700	—	1,880	—	—	—

Total derivative instruments		$62,365	$5,882		$949	$1,102

Cash collateral		$—	$19,148		$—	$—

Derivative positions subject to netting arrangements allow the Company to net settle asset and liability positions, as well as cash collateral, with the same counterparty and include all forward sale commitments, MBS purchase commitments, and cash collateral at December 31, 2013 included in the table above. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions is an asset position of $2.3 million and a liability position of $4.1 million at December 31, 2013. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and collateral against amounts associated with the master repurchase agreement with that same counterparty. At December 31, 2013, the Company’s net derivative liability position of less than $0.1 million with that counterparty could be offset against any over collateralized positions associated with the master repurchase agreement to the extent available. Over collateralized positions on master repurchase agreements are not reflected as collateral in the tables above. At December 31, 2012, there were no derivative positions subject to master or other netting arrangements.

The following table summarizes the net gains (losses) related to derivatives not designated as hedging instruments (in thousands). These gains (losses) are recorded as a component of net gains on sales of loans on the consolidated statements of comprehensive income (loss).

	For the Years Ended December 31,
	2013	2012
Gains on interest rate lock commitments	$38,126	$949
Gains on forward sales commitments	111,830	(1,102)
Losses on MBS purchase commitments	(5,599)	—

Net fair value gains on derivatives	$144,357	$(153)

8.    Residential Loans at Amortized Cost, Net

Residential loans includes loans that are held for investment and consists of forward loans. The majority of these residential loans are held in securitization trusts that have been consolidated. Refer to Note 4 for further information regarding VIEs.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Residential loans at amortized cost, net are comprised of the following types of loans (in thousands):

	December 31,
	2013	2012
Forward loans in Residual Trusts	$1,377,711	$1,475,782
Unencumbered forward loans	17,160	14,539

Residential loans at amortized cost, net	$1,394,871	$1,490,321

Residential loans at amortized cost, net are comprised of the following components (in thousands):

	December 31,
	2013	2012
Residential loans, principal balance	$1,542,056	$1,662,183
Unamortized premiums (discounts) and other cost basis adjustments, net(1)	(132,865)	(151,427)
Allowance for loan losses	(14,320)	(20,435)

Residential loans at amortized cost, net	$1,394,871	$1,490,321

(1)	Included in unamortized premiums (discounts) and other cost-basis adjustments, net is $12.8 million and $13.5 million in accrued interest receivable at December 31, 2013 and 2012, respectively.

Purchase Credit-Impaired Residential Loans

The following table provides acquisition date details of residential loans acquired with evidence of credit deterioration (in thousands):

	For the Years Ended December 31,
	2013	2012
Contractually required cash flows for acquired loans at acquisition	$5,271	$6,593
Nonaccretable difference	(3,920)	(4,921)

Expected cash flows for acquired loans at acquisition	1,351	1,672
Accretable yield	—	—

Fair value at acquisition	$1,351	$1,672

The table below sets forth the activity in the accretable yield for purchased credit-impaired residential loans (in thousands):

	For the Years Ended December 31,
	2013	2012
Balance at beginning of the year	$13,015	$15,294
Accretion	(2,646)	(3,004)
Reclassifications from nonaccretable difference	1,397	725

Balance at end of the year	$11,766	$13,015

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides additional information about purchased credit-impaired residential loans (in thousands):

	December 31,
	2013	2012
Outstanding balance(1)	$38,282	$41,941
Carrying amount	24,677	26,340

(1)	Consists of principal and accrued interest owed to the Company as of the reporting date.

Disclosures about the Credit Quality of Residential Loans at Amortized Cost and the Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the residential loan portfolio carried at amortized cost as of the balance sheet date. This portfolio is made up of one segment and class that consists primarily of less-than prime, credit-challenged residential loans. The risk characteristics of the portfolio segment and class relate to credit exposure. The method for monitoring and assessing credit risk is the same throughout the portfolio.

Residential loans carried at amortized cost are homogeneous and evaluated collectively for impairment. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses is based on, but not limited to, delinquency levels, default frequency experience, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas surrounding the underlying real estate, changes in unemployment levels, and the impact that changes in interest rates have on a borrower’s ability to refinance its loan and to meet its repayment obligations. Management evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying the Company’s exposure to credit losses and assessing the adequacy of its allowance for loan losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans season, the credit exposure is reduced, resulting in decreasing provisions.

The allowance for loan losses is highly correlated to unemployment levels, delinquency status of the portfolio, and changes in home prices within the Company’s geographic markets. There has been a steady improvement in market conditions including an increase in median home selling prices and lower levels of housing inventory. Additionally, the unemployment rate has continued to stabilize since reaching a peak in October 2009. With continued stabilization in economic trends and portfolio performance, the Company expects continued improvement in the credit quality of the residential loan portfolio, and accordingly, reduced the provision for loan losses by $1.1 million during the quarter ended December 31, 2013.

While the Company considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary if circumstances differ substantially from the assumptions used by management in determining the allowance for loan losses.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$20,435	$13,824	$15,907
Provision for loan losses	1,229	13,352	6,016
Charge-offs, net of recoveries(1)	(7,344)	(6,741)	(8,099)

Balance at end of year	$14,320	$20,435	$13,824

(1)

Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $7.2 million, $5.9 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans at amortized cost by basis of accounting (in thousands):

	December 31,
	2013	2012
Allowance for loan losses
Loans collectively evaluated for impairment	$13,058	$19,408
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	1,262	1,027

Total	$14,320	$20,435

Recorded investment in residential loans at amortized cost
Loans collectively evaluated for impairment	$1,383,252	$1,483,389
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	25,939	27,367

Total	$1,409,191	$1,510,756

Aging of Past Due Residential Loans

Residential loans at amortized cost are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash-basis method of accounting. Residential loans are removed from non-accrual status when there is no longer significant uncertainty regarding collection of the principal and the associated interest. If a non-accrual loan is returned to accruing status, the accrued interest existing at the date the residential loan is placed on non-accrual status and forgone interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. The calculation of delinquencies excludes from delinquent amounts those accounts that are in bankruptcy proceedings that are paying their mortgage payments in contractual compliance with the bankruptcy court approved mortgage payment obligations. Loan balances are charged off when it becomes evident that balances are not collectible.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the aging of the residential loan portfolio accounted for at amortized cost, net (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Residential Loans	Non- Accrual Loans
Recorded investment in residential loans at amortized cost
December 31, 2013	$18,798	$7,186	$54,836	$80,820	$1,328,371	$1,409,191	$54,836
December 31, 2012	23,543	13,215	66,623	103,381	1,407,375	1,510,756	66,623

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

The following table presents the recorded investment in residential loans accounted for at amortized cost by credit quality indicator (in thousands):

	December 31,
	2013	2012
Performing	$1,328,371	$1,407,375
Non-performing	80,820	103,381

Total	$1,409,191	$1,510,756

9.    Residential Loans at Fair Value

Residential loans at fair value are comprised of the following types of loans (in thousands):

	December 31,
	2013	2012
Reverse loans(1)	$8,738,503	$6,047,108
Forward loans in Non-Residual Trusts	587,265	646,498
Forward loans held for sale	1,015,607	16,605

Residential loans at fair value	$10,341,375	$6,710,211

(1)	Includes $28.5 million in reverse loans held for sale at December 31, 2012. There were no reverse loans held for sale at December 31, 2013.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Residential Loans Held for Investment

Residential loans held for investment and carried at fair value include reverse loans and forward loans in Non-Residual Trusts. The Company purchased reverse loans to be held for investment in the amount of $2.1 billion and $565.2 million, and originated $940.1 million and $29.1 million in reverse loans held for investment, during the years ended December 31, 2013 and 2012, respectively. There were no purchases or originations of reverse loans during the year ended December 31, 2011.

Residential Loans Held for Sale

The Company sells or securitizes forward loans it originates, or purchases from third parties, generally in the form of mortgage-backed securities that are guaranteed by Fannie Mae. The Company accounts for these transfers as sales and typically retains the right to service the loans. Refer to Note 5 for additional information regarding these transfers of residential loans.

A reconciliation of the changes in residential loans held for sale to the amounts presented on the consolidated statements of cash flows is presented in the following table (in thousands). There were no residential loans sold by the Company during the year ended December 31, 2011.

	For the Year Ended December 31,
	2013	2012
Balance at beginning of year	$45,065	$—
Purchases and originations of residential loans held for sale	16,141,573	22,259
Proceeds from sales of and payments on residential loans held for sale	(15,452,196)	(15,985)
Realized gains on sales of loans	218,504	537
Change in unrealized gains on loans held for sale	24,771	266
Interest income	32,625	16
Acquisition of S1L	—	37,972
Transfers from residential loans held for investment	5,183	—
Other	82	—

Balance at end of year	$1,015,607	$45,065

Concentrations of Credit Risk

Concentrations of credit risk associated with the residential loan portfolio are limited due to the large number of customers and their dispersion across many geographic areas. The table below provides the percentage of all residential loans (both those carried at fair value and amortized cost) on the Company’s consolidated balance sheets by the state in which the home securing the loan is located and is based on their unpaid principal balances. Other consists of loans in states in which concentration individually represents less than 5% of total unpaid principal balance.

	December 31,
	2013	2012
California	18%	15%
Texas	11%	14%
Florida	7%	8%
New York	5%	5%
Other	59%	58%

Total	100%	100%

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2013	2012
Insurance premium receivables	$103,149	$107,824
Servicing fee receivables	54,794	45,573
Income tax receivables	53,495	20,825
Receivables related to Non-Residual Trusts	43,545	53,975
Other receivables	67,126	30,835

Total receivables	322,109	259,032
Less: Allowance for uncollectible receivables	(2,914)	(23)

Receivables, net	$319,195	$259,009

11.    Servicer and Protective Advances, Net

Service and protective advances, net consist of the following (in thousands):

	December 31,
	2013	2012
Servicer advances	$53,473	$48,120
Protective advances	1,380,199	149,041

Total servicer and protective advances	1,433,672	197,161
Less: Allowance for uncollectible advances	(52,238)	(24,114)

Servicer and protective advances, net	$1,381,434	$173,047

The following table shows the activity in the allowance for uncollectible advances (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$24,114	$17,408	$14,156
Provision for uncollectible advances	37,993	13,199	6,225
Charge-offs, net of recoveries and other	(9,869)	(6,493)	(2,973)

Balance at end of year	$52,238	$24,114	$17,408

12.    Servicing of Residential Loans

The Company provides servicing for third-party investors in forward and reverse loans and for loans recognized on the consolidated balance sheets. The Company also services forward loans originated and purchased by the Company and sold with servicing rights retained. The Company’s total servicing portfolio consists of accounts serviced for others for which servicing rights have been capitalized, accounts sub-serviced for others, as well as residential loans and real estate owned recognized on the consolidated balance sheets. In connection with recent acquisitions, the Company capitalized the servicing rights associated with servicing and sub-servicing agreements in existence at the dates of acquisition.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	December 31, 2013		December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party investors(1)
Capitalized servicing rights	1,310,357	$146,143,213	415,617	$23,469,620
Capitalized sub-servicing(2)	235,112	13,369,236	289,417	16,333,529
Sub-servicing	393,640	47,006,325	240,226	42,310,373

Total third-party servicing portfolio	1,939,109	206,518,774	945,260	82,113,522
On-balance sheet residential loans and real estate owned	112,687	11,442,362	93,721	7,980,667

Total servicing portfolio(3)	2,051,796	$217,961,136	1,038,981	$90,094,189

(1)	Includes real estate owned serviced for third parties.

(2)	Consists of sub-servicing contracts held by Green Tree and RMS at their respective dates of the acquisition.

(3)	Includes accounts serviced by the Servicing and Reverse Mortgage segments.

The Company’s geographic diversification of its third-party servicing portfolio, based on outstanding unpaid principal balance, is as follows (dollars in thousands):

	December 31, 2013			December 31, 2012
	Number of Accounts	Unpaid Principal Balance	Percentage of Total	Number of Accounts	Unpaid Principal Balance	Percentage of Total
California	215,010	$37,461,223	18.1%	81,547	$16,073,080	19.6%
Florida	176,819	21,143,369	10.2%	91,318	10,476,321	12.8%
Texas	147,654	10,700,328	5.2%	86,406	3,621,528	4.4%
Other < 5%	1,399,626	137,213,854	66.5%	685,989	51,942,593	63.2%

Total	1,939,109	$206,518,774	100.0%	945,260	$82,113,522	100.0%

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Servicing Revenue and Fees

The Company services loans for itself, as well as third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing, Asset Receivables Management, and Reverse Mortgage segments (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Servicing fees	$544,544	$274,713	$126,610
Incentive and performance fees	156,279	105,073	45,596
Ancillary and other fees(1)	77,091	39,184	13,971

Servicing revenue and fees	777,914	418,970	186,177
Amortization of servicing rights	(42,583)	(50,461)	(28,623)
Change in fair value of servicing rights	48,058	—	—

Net servicing revenue and fees	$783,389	$368,509	$157,554

(1)	Includes late fees of $39.9 million, $16.2 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ended December 31, 2013, servicing revenue and fees includes $495.3 million in revenues from the largest customer of the Company’s Servicing, Reverse Mortgage, and Asset Receivables Management segments. For the year ended December 31, 2012, servicing revenue and fees included $199.8 million in revenues from the two largest customers of the Company’s Servicing, Reverse Mortgage, and Asset Receivables Management segments. For the year ended December 31, 2011, servicing revenue and fees included $40.3 million in revenues from the largest customer of the Company’s Servicing segment. A substantial portion of the Company’s third-party servicing revenue consists of revenues from Fannie Mae, a large commercial bank, and various securitization trusts.

Servicing Rights

Servicing rights are represented by three classes, which consist of a risk-managed loan class, a forward loan class, and a reverse loan class. These classes are based on the availability of market inputs used in determining the fair values of servicing rights and the Company’s planned risk management strategy associated with the servicing rights. At initial recognition, the fair value of the servicing right is established using assumptions consistent with those used to establish the fair value of existing servicing rights. Subsequent to initial capitalization, servicing rights are accounted for using either the fair value method or the amortization method based on the servicing class. Servicing rights carried at amortized cost consist of the forward loan class and the reverse loan class. Servicing rights carried at fair value consist of the risk-managed loan class.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Servicing Rights at Amortized Cost

The following table summarizes the activity in the carrying value of servicing rights accounted for at amortized cost by class (in thousands):

	Forward Loans	Reverse Loans	Total
Balance at January 1, 2011	$—	$—	$—
Acquisition of Green Tree	278,952	—	278,952
Amortization	(28,623)	—	(28,623)
Impairment	—	—	—

Balance at December 31, 2011	250,329	—	250,329
Acquisition of RMS	—	15,916	15,916
Acquisition of S1L	67	311	378
Purchases	26,550	—	26,550
Amortization	(49,755)	(706)	(50,461)
Impairment	—	—	—

Balance at December 31, 2012	227,191	15,521	242,712
Reclassifications(1)	(26,382)	—	(26,382)
Purchases	36	—	36
Amortization	(39,057)	(3,526)	(42,583)
Other	(6)	(1)	(7)
Impairment	—	—	—

Balance at December 31, 2013	$161,782	$11,994	$173,776

(1)	Represents servicing rights for which the Company elected fair value accounting as of January 1, 2013. Refer to the Servicing Rights Fair Value Election section of Note 1 for additional information.

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the forward loan class, and reverse mortgages for the reverse loan class. At December 31, 2013, the fair value of servicing rights for the forward loan class and the reverse loan class was $192.1 million and $15.9 million, respectively. At December 31, 2012, the fair value of servicing rights for the forward loan class and the reverse loan class was $229.9 million and $15.7 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	December 31, 2013
	Forward Loans	Reverse Loans
Fair value of servicing rights carried at amortized cost	$192,115	$15,858
Inputs and assumptions:
Weighted-average remaining life in years	5.3	2.9
Weighted-average stated customer interest rate on underlying collateral	7.83%	3.22%
Weighted-average discount rate	11.67%	18.00%
Conditional prepayment rate	7.05%	(1)
Conditional default rate	3.89%	(1)
Conditional repayment rate	(1)	26.40%

(1)	Assumption is not significant to valuation.

The valuation of servicing rights is affected by the underlying assumptions above. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

Servicing Rights at Fair Value

The following table summarizes the activity in servicing rights carried at fair value (in thousands):

For the Year Ended December 31, 2013
Balance at beginning of year(1)	$26,382
Acquisition of ResCap net assets	242,604
BOA asset purchase	502,973
Other purchases	123,358
Servicing rights capitalized upon transfers of loans	187,749
Changes in fair value due to:
Realization of expected cash flows	(141,533)
Changes in valuation inputs or other assumptions	176,697
Other(2)	12,894

Balance at end of year	$1,131,124

(1)

There were no servicing rights carried at fair value at December 31, 2012. The balance at the beginning of year presented above represents those servicing rights for which the Company elected fair value accounting as of January 1, 2013. Refer to the Servicing Rights Fair Value Election section of Note 1 for additional information.

(2)

Other changes in fair value relate to servicing rights transferred to the Company for no consideration in accordance with the Payoffs, Assumptions, Modifications, and Refinancing terms of the BOA asset purchase agreement. Refer to Note 3 for additional information related to the BOA asset purchase.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

December 31, 2013
Weighted-average remaining life in years	6.8
Weighted-average stated customer interest rate on underlying collateral	5.20%
Weighted-average discount rate	9.76%
Conditional prepayment rate	7.06%
Conditional default rate	2.90%

The valuation of servicing rights is affected by the underlying assumptions above. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted-average of certain significant assumptions used in valuing these assets (dollars in thousands):

	December 31, 2013
	Decline in fair value due to
	Actual	10% adverse change	20% adverse change
Weighted-average discount rate	9.76%	$(49,687)	$(95,531)
Conditional prepayment rate	7.06%	(47,114)	(88,411)
Conditional default rate	2.90%	(12,778)	(25,110)

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

Fair Value of Originated Servicing Rights

For forward loans transferred with servicing retained, the Company used the following inputs and assumptions to determine the fair value of servicing rights at the date of transfer. These servicing rights are included in servicing rights capitalized upon transfers of loans in the table presented above that summarizes the activity in servicing rights accounted for at fair value. There were no servicing rights recognized in connection with transfers with servicing retained during the years ended December 31, 2012 and 2011.

December 31, 2013
Weighted-average life in years	6.1 - 9.6
Weighted-average stated customer interest rate on underlying collateral	3.73% - 4.54%
Weighted-average discount rates	9.50% - 12.30%
Conditional prepayment rates	3.00% - 8.10%
Conditional default rates	0.50% - 2.00%

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Goodwill and Intangible Assets, Net

Goodwill and intangible assets were recorded in connection with business combinations. Amortization expense associated with intangible assets was $31.3 million, $24.8 million and $12.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Intangible assets consist of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$139,767	$(44,398)	$95,369	$139,767	$(26,838)	$112,929
Institutional relationships	34,800	(21,973)	12,827	33,600	(10,398)	23,202
Other	16,500	(2,290)	14,210	8,500	(139)	8,361

Total intangible assets	$191,067	$(68,661)	$122,406	$181,867	$(37,375)	$144,492

Based on the balance of intangible assets, net at December 31, 2013, the following is an estimate of amortization expense for each of the next five years and thereafter (in thousands):

Amortization Expense
2014	$18,903
2015	14,938
2016	11,710
2017	10,469
2018	9,373
Thereafter	57,013

Total	$122,406

The table below sets forth the activity in goodwill by reportable segment (in thousands):

	Reportable Segment
	Servicing	Originations	Reverse Mortgage	Asset Receivable Management	Insurance	Total
Balance at January 1, 2012	$430,464	$—	$—	$34,518	$5,309	$470,291
Acquisition of RMS	—	—	101,199	—	—	101,199
Acquisition of S1L	—	—	8,809	—	—	8,809
Adjustments(1) (2)	991	—	—	—	(912)	79

Balance at December 31, 2012	431,455	—	110,008	34,518	4,397	580,378
Acquisition of ResCap net assets	—	47,648	—	—	—	47,648
Acquisition of Ally Bank net assets	—	99	—	—	—	99
Acquisition of MetLife Bank net assets	812	—	—	—	—	812
Adjustments(1)	—	—	28,800	—	—	28,800
Impairment	—	—	—	—	—	—

Balance at December 31, 2013	$432,267	$47,747	$138,808	$34,518	$4,397	$657,737

(1)

During the years ended December 31, 2012 and 2013, the Company recorded adjustments to the goodwill allocated to the Servicing and Reverse Mortgage segments in connection with the acquisitions of Green Tree and RMS, respectively. Refer to additional information on Green Tree and RMS at Note 3.

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

On December 18, 2013, Fannie Mae and Freddie Mac announced that effective June 1, 2014 mortgage servicers and their affiliates may not receive commissions or other forms of compensation in connection with lender-placed insurance on GSE loans.

Due to these recent regulatory developments surrounding lender-place insurance policies, the Company expects sales commissions related to lender-placed insurance policies to decrease significantly beginning in the second quarter of 2014. The Company has considered this commission reduction in its quantitative impairment test, however, if the reduction is larger than anticipated, goodwill allocated to the Insurance segment could be impaired at a future date. If the cash flow projections utilized in its quantitative impairment test were reduced by more than 15% over the cash flow projection period, the Company would fail Step 1 of the quantitative impairment test, and Step 2 of the quantitative test would be required. The Company is actively looking at alternatives to preserve or replace the value of the revenue streams in its Insurance business. However, there is no assurance that the Company’s efforts will be successful.

During 2013, HUD announced certain changes to the HECM reverse mortgage program that have impacted the reverse mortgage products available to borrowers and have created new regulatory requirements, with additional program changes that may become effective in 2014. The Company is developing new pricing strategies and reverse loan correspondent relationships in anticipation of the new industry program changes and regulatory requirements, and remains optimistic on the potential of the reverse mortgage product to generate positive cash flows over the long-term. While we are currently experiencing a slowing in reverse loan origination volume as the market adjusts to the regulatory and program changes, the Company expects the new reverse mortgage products to be attractive to borrowers. Additionally, the Company has a pipeline of potential servicing transfers and flow arrangements to augment the growth potential for the reverse business. The cash flow projections that support the reverse mortgage reporting unit Step 1 impairment test contemplate volume growth during 2014 and 2015 as the market responds to the new product, the Company expands its correspondent relationships to create additional volume and new servicing transfer and flow agreements are established from our pipeline. The volume projections return to more normalized growth in 2016 and beyond. The full impact of these regulatory developments and product changes remain uncertain and should the market be slower to respond than we anticipate, or should additional regulatory developments hinder future growth, the goodwill associated with the Reverse Mortgage reporting unit could become impaired. The most sensitive estimate utilized in the Reverse Mortgage cash flow projections is the assumption for cash margin on securitized loans. A decrease in that margin assumption of greater than 200 basis points, or approximately a 25% decrease, over the cash flow projection period would result in a Step 1 impairment test failure.

A summary of the Step 1 tests prepared by the Company as of October 1, 2013, is provided below by reporting unit (dollars in thousands):

	Carrying Value	Estimated Fair Value	Excess Fair Value	%Excess
Originations	$120,720	$265,751	$145,031	120%
Reverse Mortgage	281,206	303,747	22,541	8%
Insurance	132,376	136,101	3,725	3%

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Premises and Equipment, Net

Premises and equipment, net consists of the following (dollars in thousands):

	December 31,		Useful Life
	2013	2012	(in years)
Computer software	$189,964	$151,632	7
Computer hardware	29,011	14,702	3
Furniture and fixtures	11,175	6,859	3
Office equipment and other	6,414	5,666	3

Total premises and equipment	236,564	178,859
Less: Accumulated depreciation and amortization	(80,717)	(41,074)

Premises and equipment, net	$155,847	$137,785

The Company recorded depreciation and amortization expense for premises and equipment, net of $39.7 million, $24.5 million and $11.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, amortization expense for computer software was $30.8 million, $19.5 million and $9.0 million, respectively. Computer software consists of the following (in thousands):

	December 31,
	2013	2012
Computer software	$189,964	$151,632
Less: Accumulated amortization	(64,956)	(34,283)

Computer software, net	$125,008	$117,349

Based on the balance of computer software, net at December 31, 2013, the following is an estimate of amortization expense for each of the next five years and thereafter (in thousands):

Amortization Expense
2014	$38,238
2015	29,972
2016	24,134
2017	19,231
2018	10,431
Thereafter	3,002

Total	$125,008

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2013	2012
Acquisition deposits(1)	$175,048	$15,000
Real estate owned, net	73,573	64,959
Derivative instruments	62,365	949
Deferred debt issuance costs	57,517	47,544
Other	44,573	16,378

Total other assets	$413,076	$144,830

(1)

Acquisition deposits at December 31, 2013 are related to pending acquisitions of certain assets of EverBank and a pool of Fannie Mae MSRs. Refer to Note 1 for additional information on these transactions. Acquisition deposits at December 31, 2012 are related to the acquisition of the ResCap net assets.

16.    Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Employee-related liabilities	$90,788	$37,124
Payables to insurance carriers	69,489	51,377
Accounts payable and accrued liabilities	55,174	33,130
Curtailment liability	53,905	—
Originations liability	50,042	675
Uncertain tax positions	20,550	26,301
Acquisition related escrow funds payable to sellers	19,620	14,000
Collateral payable on derivative instruments	19,148	—
Accrued interest payable	18,416	10,764
Servicing rights and related advances purchases payable	12,741	21,011
Servicing transfer payables	14,167	11,275
Mandatory repurchase obligation	8,182	9,999
Insurance premium cancellation reserve	7,135	4,769
Professional fees liability related to certain securitizations	6,607	8,147
Contingent earn-out payments	5,900	6,100
Derivative instruments	5,882	1,102
Other	36,393	24,836

Total payables and accrued liabilities	$494,139	$260,610

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Servicing Advance Liabilities

Servicer Advance Reimbursement Agreement

In December 2013, the Company renewed its Servicer Advance Reimbursement Agreement with Fannie Mae which provides for the reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The agreement provides for a reimbursement amount of up to $950.0 million. The cost of this agreement is London Interbank Offered Rates, or LIBOR, plus 2.50% or 3.50% (2.67% or 3.67% at December 31, 2013) on the amounts that are reimbursed. The agreement expires on March 31, 2014. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. The balance outstanding under this agreement at December 31, 2013 and 2012 was $903.4 million and $35.6 million, respectively. Future collections of servicer and protective advances in the amount of $903.4 million are required to be remitted to a third party to settle the balance outstanding under the agreement at December 31, 2013.

Receivables Loan Agreement

In May 2012, the Company renewed its three-year Receivables Loan Agreement that provides borrowings up to $75.0 million and is collateralized by certain principal and interest, taxes and insurance, and other corporate advances reimbursable from securitization trusts serviced by the Company. The principal payments on the note are paid from the recoveries or repayment of underlying advances. Accordingly, the timing of the principal payments is dependent on the recoveries or repayments received on the underlying advances that collateralize the note. The agreement, which matures in July 2015, has an interest rate of LIBOR plus 3.25% (3.42% at December 31, 2013). The balance outstanding under this agreement at December 31, 2013 and 2012 was $67.9 million and $64.6 million, respectively. Servicer and protective advances of $81.3 million are pledged as collateral under the agreement at December 31, 2013.

The Receivables Loan Agreement contains customary events of default and covenants, the most significant of which are financial covenants. Financial covenants most sensitive to the Company’s operating results and financial position are the minimum annual net cash provided by operating activities and minimum tangible net worth requirements. During the fourth quarter of 2013, the Receivables Loan Agreement was amended to waive the covenant relating to the requirement to maintain a minimum annual net cash provided by operating activities for the year ended December 31, 2013. As a result, the Company was in compliance with all covenants at December 31, 2013.

Revolving Credit Agreement

In December 2013, the Company entered into a Revolving Credit Agreement that provides borrowings up to $85.0 million and is collateralized by certain servicer and protective advances that are the responsibility of the Company under certain servicing agreements. Collections of advances that have been reimbursed under the agreement require remittance of at least 80% upon collection to settle the outstanding balance under the agreement. The interest rate under the agreement is LIBOR plus 2.50% (2.67% at December 31, 2013) through June 30, 2014, and subsequently increases to LIBOR plus 3.75% until maturity in June 2015. There was no balance outstanding and no collateral pledged under the agreement at December 31, 2013.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    Debt

Debt consists of the following (dollars in thousands):

	December 31, 2013		December 31, 2012
	Amortized Cost	Weighted- Average Stated Interest Rate(1)	Amortized Cost	Weighted- Average Stated Interest Rate(1)
2013 Term Loan (unpaid principal balance of $1,500,000 at December 31, 2013)	$1,477,044	4.75%	$—	—
2012 Term Loan (unpaid principal balance of $691,250 at December 31, 2012)	—	—	679,598	5.75%
Senior Notes (unpaid principal balance of $575,000 at December 31, 2013)	575,000	7.875%	—	—
Convertible Notes (unpaid principal balance of $290,000 at December 31, 2013 and 2012)	215,935	4.50%	207,135	4.50%
Master repurchase agreements	1,085,563	2.85%	255,385	4.26%
Other	4,106	—	4,131	—

Total debt	$3,357,648		$1,146,249

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate due to the amortization of discounts and issuance costs.

For the years ended December 31, 2013 and 2012, the effective interest rate on debt, which includes the amortization of discounts and debt issuance costs, was 5.90% and 10.34%, respectively. The decline in effective interest rate is due primarily to lower cost of debt resulting from debt transactions, including the repayment and termination of the Company’s 12.5% second lien senior secured term loan, refinancing of the secured credit facilities and issuance of convertible senior subordinated notes, during the years ended December 31, 2013 and 2012 discussed below.

The following table provides the contractual maturities (by unpaid principal balance) of debt at December 31, 2013 (in thousands):

Debt
2014	$1,102,814
2015	16,443
2016	15,412
2017	15,000
2018	15,000
Thereafter	2,290,000

Total	$3,454,669

Term Loans and Revolver

In October 2012, the Company repaid and terminated its $265 million second lien senior secured term loan, or the 2011 Second Lien Term Loan, with funds obtained through the sale of $290 million aggregate principal amount of 4.50% convertible senior subordinated notes, or the Convertible Notes. Refer to further discussion in the Convertible Notes section below. In November 2012, the Company refinanced its $500 million first lien senior secured term loan, or the 2011 First Lien Term Loan, with a $700 million senior term loan facility, or the 2012 Term Loan, and refinanced its $90 million revolver with a $125 million senior secured revolving credit

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility, or the 2012 Revolver. For the year ended December 31, 2012, the Company recorded $14.3 million in deferred debt issuance costs associated with the issuance of the 2012 Term Loan and 2012 Revolver. Original issue discounts associated with the 2012 Term Loan of $11.7 million were included as a reduction to the face amount of debt on the consolidated balance sheet at December 31, 2012.

The Company entered into several amendments to its 2012 Term Loan during the year ended December 31, 2013. These amendments provided for, among other things, an increase to certain financial ratios that govern the Company’s ability to incur additional indebtedness and incremental secured term loans of $1,075 million in the aggregate. In conjunction with these incremental borrowings, the Company recorded $6.4 million in general and administrative expenses and $5.4 million in deferred debt issuance costs for the year ended December 31, 2013.

In December 2013, the Company refinanced its 2012 Term Loan with a $1.5 billion senior secured first lien term loan, or the 2013 Term Loan, and refinanced its 2012 Revolver with a $125 million secured revolving credit facility, or the 2013 Revolver, collectively, the 2013 Secured Credit Facilities. Original issue discounts associated with the 2013 Secured Credit Facilities of $23.0 million were included as a reduction to the face amount of debt on the consolidated balance sheet at December 31, 2013. The Company’s obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of the Company’s subsidiaries and secured by substantially all of the Company’s assets and substantially all assets of the guarantor subsidiaries subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts and the residential loans and real estate owned of the Ginnie Mae securitization pools. Refer to the Consolidated Variable Interest Entities section of Note 4 for additional information.

The terms of the 2013 Secured Credit Facilities are summarized in the table below.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.5 billion 2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
$125 million 2013 Revolver	LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018

The capacity under the 2013 Revolver allows requests for the issuance of LOCs of up to $25 million or total cash borrowings of up to $125 million less any amounts outstanding in issued LOCs. During the year ended December 31, 2013, there were no borrowings or repayments under the revolvers. At December 31, 2013, the Company had outstanding $0.3 million in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year.

The Company completed an analysis to determine whether the refinancing of its 2011 First Lien Term Loan in 2012 and the refinancing of its 2012 Term Loan in 2013 met the criteria to be accounted for as a modification or an extinguishment under current accounting guidance. The 2011 First Lien Term Loan and the 2012 Term Loan were comprised of a syndicate of lenders, and the analyses required the comparison of debt cash flows on a lender-by-lender basis under each loan prior to and subsequent to the refinancing. The cash flow comparisons were completed only for those lenders participating in the syndication both prior and subsequent to each refinancing and resulted in treatment of each refinancing partially as a modification, and partially as an extinguishment. Those lenders participating in the syndication prior to, but not subsequent to, each refinancing were treated as extinguished debt. Those lenders participating in the syndication subsequent to, but not prior to, each refinancing were treated as new borrowings. The Company recognized a loss on extinguishment of $12.5 million related to the 2012 Term Loan and $5.2 million related to the 2011 First Lien Term Loan and for the years ended December 31, 2013 and 2012, respectively.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes

In December 2013, the Company completed the sale of $575 million aggregate principal amount of unsecured senior notes, or the Senior Notes. The Senior Notes pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, at a rate of 7.875% per year, and mature on December 15, 2021.

During the year ended December 31, 2013, the Company generated net proceeds of $561.3 million from the Senior Notes after deducting underwriting discounts, commissions, and offering expenses. The Company used the net proceeds from the Senior Notes, together with borrowings under its 2013 Term Loan, to finance the acquisition of MSRs, to repay indebtedness outstanding under its previously existing 2012 Term Loan, to pay related fees and expenses and for general corporate purposes.

Convertible Notes

In October 2012, the Company completed the sale of $290 million aggregate principal amount of 4.50% convertible senior subordinated notes, or the Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per year, and mature on November 1, 2019.

Prior to May 1, 2019, the Convertible Notes will be convertible only upon specified events including the satisfaction of a sales price condition, satisfaction of a trading price condition or specified corporate events and during specified periods, and, on or after May 1, 2019, at any time. The Convertible Notes will initially be convertible at a conversion rate of 17.0068 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $58.80 per share, which is a 40% premium to the public offering price of the Company’s common stock in the October 2012 common stock offering of $42.00. Upon conversion, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.

For the year ended December 31, 2012, the Company generated net proceeds of approximately $280.4 million from the Convertible Notes after deducting underwriting discounts, commissions, and offering expenses. The Company used the net proceeds from the Convertible Notes, together with cash on hand, to repay and terminate $265.0 million outstanding under the 2011 Second Lien Term Loan and pay certain fees, expenses, and premiums in connection therewith. The Company recognized a loss on extinguishment of the 2011 Second Lien Term Loan of $43.4 million for the year ended December 31, 2012.

The Company recognized the portion of the value of the Convertible Notes attributable to the embedded conversion option as equity. Upon issuance of the Convertible Notes, the Company recorded $290.0 million in debt with a discount of $84.5 million, a deferred tax liability of $33.0 million, and $48.7 million in additional paid-in capital, net of issuance costs of $2.7 million. In addition, the Company recognized debt issuance costs of $6.8 million. During the years ended December 31, 2013 and 2012, the Company recorded $22.4 million and $4.2 million, respectively, in interest expense related to its Convertible Notes, which included $8.8 million and $1.6 million in amortization of discount, respectively. The effective interest rate of the liability component of the Convertible Notes, which includes the amortization of discount and debt issuance costs, was 10.6% for the years ended December 31, 2013 and 2012. At December 31, 2013, the unamortized discount was $74.1 million, which will be recognized over its remaining life of 5.8 years.

Master Repurchase Agreements

During 2012 and 2013, the Company entered into several master repurchase agreements, primarily in conjunction with its acquisitions, which are used to fund the origination of forward loans and reverse loans. The facilities had an aggregate capacity amount of $2.3 billion at December 31, 2013 and are secured by certain

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forward loans and reverse loans. The interest rates on the facilities are primarily based on LIBOR plus between 2.25% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates, and have various expiration dates through September 2014. The facilities are secured by $1.1 billion in unpaid principal balance of residential loans at December 31, 2013.

All of the Company’s master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants most sensitive to the Company’s operating results and financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. As previously disclosed, at June 30, 2013, absent waivers received from certain of its counterparties, RMS would not have been in compliance with minimum profitability covenants contained in two of its master repurchase agreements due to RMS’ net loss during the three months ended June 30, 2013. During the third quarter of 2013, RMS amended certain master repurchase agreements to, among other things, change the definitions of net income to either provide for an alternative calculation of net income resulting in a higher profitability used in the minimum profitability covenant or to allow for a net loss within certain limitations. The amendments relating to the changes to the definition of net income were effective through December 2013. However, RMS was not in compliance with the amendments as of December 31, 2013, and as such, effective February 14, 2014, RMS obtained a waiver of compliance relating to one of its previously amended master repurchase agreements and an amendment of another previously amended master repurchase agreement. The waiver of compliance waived all rights and remedies that otherwise would have been available under the master repurchase agreement in the event of non-compliance by RMS and the amendment further increased the allowable net loss limitation. Both the waiver of compliance and the amendment are only for the test period ended December 31, 2013.

The amendments executed during the third quarter of 2013 also included a change to the definition of tangible net worth and, in one amendment, an increase in the required minimum tangible net worth. The changes to the definition of tangible net worth were not necessary in order for RMS to achieve covenant compliance but resulted in making the related minimum tangible net worth covenants less restrictive. Two of these agreements were renewed for another one year term. Having obtained the waiver of compliance and the amendment to the previously amended master repurchase agreement effective February 14, 2014, RMS was in compliance with all of its covenants at December 31, 2013.

19.    Mortgage-Backed Debt and Related Collateral

Mortgage-Backed Debt

Mortgage-backed debt consists of debt issued by the Residual and Non-Residual Trusts that have been consolidated by the Company. The mortgage-backed debt of the Residual Trusts is carried at amortized cost while the mortgage-backed debt of the Non-Residual Trusts is carried at fair value. Refer to the Consolidated Variable Interest Entities section of Note 4 for further information regarding the consolidated Residual and Non-Residual Trusts.

Provided in the table below is information regarding the mortgage-backed debt issued by the consolidated Residual and Non-Residual Trusts (dollars in thousands):

	December 31, 2013	Weighted- Average Stated Interest Rate(1)	December 31, 2012	Weighted- Average Stated Interest Rate(1)
Mortgage-backed debt at amortized cost (unpaid principal balance of $1,204,539 and $1,316,988 at December 31, 2013 and 2012, respectively)	$1,203,084	6.68%	$1,315,442	6.72%
Mortgage-backed debt at fair value (unpaid principal balance of $735,379 and $825,200 at December 31, 2013 and 2012, respectively)	684,778	5.85%	757,286	5.72%

Total mortgage-backed debt	$1,887,862	6.37%	$2,072,728	6.33%

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate due to the amortization of discounts and issuance costs.

Borrower remittances received on the residential loans collateralizing this debt, as well as draws under LOCs serving as credit enhancements to certain Non-Residual Trusts, are used to make the principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is also subject to redemption according to specific terms of the respective indenture agreements, including the option to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up calls. The Company is obligated to exercise the clean-up calls on the earliest possible call date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $418.4 million.

Residual Trusts

The Residual Trusts have issued mortgage-backed and asset-backed notes, or the Trust Notes, consisting of both public debt offerings and private offerings with final maturities ranging from 2029 to 2050.

The Residual Trusts, with the exception of WIMC Capital Trust 2011-1, contain provisions that require the cash payments received from the underlying residential loans be applied to reduce the principal balance of the Trust Notes unless certain overcollateralization or other similar targets are satisfied. These trusts contain delinquency and cumulative loss triggers, that, if exceeded, allocate any excess cash flows to paying down the outstanding principal balance of the Trust Notes for that particular trust at an accelerated pace. Assuming no servicer trigger events have occurred and the overcollateralization targets have been met, any excess cash is released to the Company either monthly or quarterly, in accordance with the terms of the respective underlying trust agreements. For WIMC Capital Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by the Company, until all amounts due on the senior notes are fully paid.

Since January 2008, Mid-State Capital Corporation 2006-1 Trust, or Trust 2006-1, has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for Trust 2006-1, the calculation of which includes real estate owned, was 8.9% at December 31, 2013 compared to a delinquency trigger level of 8.0% and its cumulative loss rate was 8.0% at December 31, 2013 compared to a cumulative loss trigger level of 7.0%. In addition, from September 2012 through February 2013, Mid-State Capital Corporation 2005-1 Trust, or Trust 2005-1, exceeded the delinquency trigger level of 8.0%. At March 31, 2013, the delinquency rate for Trust 2005-1 was cured and remains cured as of December 31, 2013. Trust 2005-1 did not exceed the cumulative loss trigger during September 2012 through February 2013.

Non-Residual Trusts

The Company has consolidated ten trusts for which it is the servicer, but does not hold any residual interests. The Company is obligated to exercise mandatory clean-up call obligations for these trusts and expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $418.4 million.

Collateral for Mortgage-Backed Debt

At December 31, 2013, the Residual and Non-Residual Trusts have an aggregate of $1.9 billion of principal in outstanding debt, which is collateralized by $2.4 billion of assets, including residential loans, receivables

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the Non-Residual Trusts, real estate owned, net, and restricted cash and cash equivalents. For seven of the ten Non-Residual Trusts, LOCs were issued by a third party as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The notional amount of expected draws under the LOCs at December 31, 2013 was $44.0 million. The fair value of the expected draws of $43.5 million at December 31, 2013 has been recognized as receivables related to Non-Residual Trusts, which is a component of receivables, net on the consolidated balance sheet. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and from the draws on the LOCs for certain Non-Residual Trusts.

The following table summarizes the collateral for mortgage-backed debt (in thousands):

	December 31,
	2013	2012
Residential loans of securitization trusts, principal balance	$2,248,467	$2,458,678
Receivables related to Non-Residual Trusts	43,545	53,975
Real estate owned, net	42,298	43,115
Restricted cash and cash equivalents	58,081	58,253

Total mortgage-backed debt collateral	$2,392,391	$2,614,021

20.    HMBS Related Obligations

The Company recognizes the proceeds from the sale of HMBS as a secured borrowing, which is accounted for at fair value. At December 31, 2013 and 2012, HMBS related obligations were $8.7 billion and $5.9 billion, respectively. The weighted-average stated interest rate on HMBS related obligations was 4.40% and 4.83% at December 31, 2013 and 2012, respectively. At December 31, 2013, the average remaining life of the liability was 4.0 years. The Company has $8.0 billion in residential loans and real estate owned pledged as collateral to the securitization pools at December 31, 2013.

21.    Share-Based Compensation

The Company established the 2011 Omnibus Incentive Plan, or the 2011 Plan, which permits the grant of stock options, restricted stock, and RSUs to the Company’s officers, directors, employees, and consultants through May 10, 2021. A total of 6,550,000 shares were authorized to be granted under the 2011 Plan at December 31, 2012, some of which were previously granted under incentive plans that were in effect prior to the 2011 Plan. In May 2013, the 2011 Plan was amended to increase the authorized shares by 2,265,000 shares, resulting in a total of 8,815,000 shares of common stock available for issuance under the 2011 plan as amended.

The 2011 Plan is administered by the Compensation Committee, which is comprised of two or more independent members of the Board of Directors. Under the 2011 Plan, no participant may receive options, restricted stock, or other awards that exceed 2,000,000 shares in any calendar year. Each contractual term of an option granted is fixed by the Compensation Committee, but, except in limited circumstances, the term cannot exceed ten years from the grant date. Restricted stock awards have a vesting period as defined by the award agreement.

As of December 31, 2013, there were 4,075,200 shares underlying the 2011 Plan that are authorized, but not yet granted. The Company issues new shares of stock upon the exercise of stock options and the vesting of restricted stock and RSUs. Stock options, restricted stock, and RSUs generally vest over a three to four year period and are based on service.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes the activity for stock options granted by the Company:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2011	561,423	$14.57	8.38	$2,588
Granted	735,886	17.61
Exercised	(14,136)	12.69		$100
Forfeited or expired	(57)	10.14

Outstanding at December 31, 2011	1,283,116	16.34	8.51	$6,042
Granted	800,820	20.56
Exercised	(87,598)	14.13		$1,410
Forfeited or expired	(40,539)	28.33

Outstanding at December 31, 2012	1,955,799	17.92	7.02	$49,458
Granted	1,050,904	33.79
Exercised	(166,711)	17.39		$3,561
Forfeited or expired	(113,439)	31.33

Outstanding at December 31, 2013	2,726,553	$23.51	7.22	$32,785

Exercisable at December 31, 2013	949,998	$17.02	6.29	$17,790

The grant-date fair values of stock options granted to employees and directors of the Company during the years ended December 31, 2013, 2012 and 2011 were $15.8 million, $7.1 million and $6.0 million, respectively. The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2013, 2012 and 2011 were $15.05, $8.87 and $8.09, respectively. The total amount of cash received by the Company from the exercise of stock options was $2.9 million, $1.2 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total fair values of options that vested during the years ended December 31, 2013, 2012 and 2011 were $4.3 million, $2.3 million and $0.5 million, respectively.

Method and Assumptions Used to Estimate Fair Values of Options

The fair value of each stock option award was estimated at the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions the Company used to value these awards are shown below.

	For the Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.75%	0.73%	1.91%
Dividend yield	0.00%	0.05%	0.22%
Expected life (years)	5.00	4.50	5.00
Volatility	51.45%	52.66%	52.28%
Forfeiture rate	3.14%	1.40%	0.00%

The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date with a term equal to the expected life of the option. The expected life of the options represents the period of time the options are expected to be outstanding. The dividend yield is based on the Company’s estimated annual dividend payout at the grant date. Volatility is based on the Company’s historical data and that of a peer group of companies due to the lack of stock-price history. The forfeiture rate is based on historical termination experience.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Vested Share Activity

The Company’s non-vested share-based awards consist of RSUs. The grant-date fair values of share-based awards granted during the years ended December 31, 2013, 2012 and 2011 was $1.3 million, $2.3 million and $17.6 million, respectively.

The following table summarizes the activity for non-vested awards granted by the Company:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000s)
Outstanding at January 1, 2011	1,102,396	$9.87	7.86	$19,777
Granted	708,000	$24.93
Vested and settled	(43,436)			$900

Outstanding at December 31, 2011	1,766,960	$15.84	5.65	$36,240
Granted	110,783	$20.72
Vested and settled	(969,815)			$20,189
Forfeited	(92,000)	$24.93

Outstanding at December 31, 2012	815,928	$22.32	3.09	$35,101
Granted	36,576	$35.79
Vested and settled	(522,762)	$21.16		$20,922
Forfeited	(21,316)	$25.73

Outstanding at December 31, 2013	308,426	$25.65	1.90	$10,906

The total fair value of shares that vested and settled during the years ended December 31, 2013, 2012 and 2011, were $11.1 million, $9.8 million and $0.6 million, respectively.

Share-Based Compensation Expense

Share-based compensation expense recognized by the Company is net of actual forfeitures as well as estimated forfeitures, which are estimated based on historical termination behavior. Share-based compensation expense of $13.0 million, $14.2 million and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, is included in salaries and benefits expense on the consolidated statements of comprehensive income (loss). The tax benefit recognized related to share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $4.9 million, $5.4 million and $1.9 million, respectively. For unvested stock options, the Company had $12.7 million of total unrecognized compensation cost at December 31, 2013, which is expected to be recognized over a weighted-average period of 1.4 years. For RSUs, the Company had $4.0 million of total unrecognized compensation cost at December 31, 2013, which is expected to be recognized over a weighted-average period of 1.8 years.

On October 1, 2013, the Company and Charles E. Cauthen, the Company’s Executive Vice President and Chief Financial Officer, entered into a separation agreement, pursuant to which the vesting dates of certain stock options awarded to Mr. Cauthen would be accelerated. The acceleration of vesting dates for these awards was considered a Type III modification in accordance with the authoritative guidance for share-based compensation, and, as a result, the Company reversed all expense previously recorded for these awards and will record the incremental compensation expense over the new requisite service period. The total incremental compensation expense resulting from this modification was $3.0 million. The net effect to share-based compensation expense associated with these awards was $1.1 million for the year ended December 31, 2013, after considering the reversal of share-based compensation expense previously recorded in accordance with these awards’ original terms.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.    Income Taxes

From 2009 through June 30, 2011, the Company operated as a REIT. During this period, the Company was generally not subject to federal income tax at the REIT level on the net taxable income distributed to stockholders, but the Company was subject to federal corporate-level tax on the net taxable income of taxable REIT subsidiaries, and was subject to taxation in various state and local jurisdictions. In addition, the Company was required to distribute at least 90% of its REIT taxable income to stockholders and to meet various other requirements imposed by the U.S. Internal Revenue Code, or the Code. As a result of the acquisition of Green Tree, the Company lost its REIT status retroactive to January 1, 2011 and is now subject to U.S. federal income and applicable state and local taxes at regular corporate rates.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded income tax expense (benefit) of $159.4 million, $(13.3) million and $60.3 million, respectively. The increase in the income tax expense for the year ended December 31, 2013 as compared to 2012 results primarily from an increase in income before taxes and changes in corporate operations during the current year, which were driven by the Company’s recent business and asset acquisitions. The fluctuation in income tax expense for the year ended December 31, 2012 as compared to 2011 was due primarily to the tax benefit resulting from the loss before income taxes in 2012 offset by the loss of REIT status in 2011 which resulted in an increase in deferred tax assets and liabilities.

Income tax expense (benefit) consists of the following components (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current
Federal	$54,093	$8,376	$18,996
State and local	7,840	680	2,526

Current income tax expense	61,933	9,056	21,522
Deferred
Federal	84,974	(20,695)	32,432
State and local	12,444	(1,678)	6,310

Deferred income tax expense (benefit)	97,418	(22,373)	38,742
Total income tax expense (benefit)	$159,351	$(13,317)	$60,264

Income tax expense (benefit) at the Company’s effective tax rate differed from the statutory tax rate as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Income (loss) before income taxes	$412,818	$(35,451)	$(6,133)

Tax provision at statutory tax rate of 35%	144,486	(12,408)	(2,147)
Effect of:
Impact of loss of REIT qualification	—	—	62,660
State and local income tax	12,828	(1,266)	(1,311)
Permanent acquisition costs	—	610	—
Contingent purchase price	1,680	—	—
Other	357	(253)	1,062

Total income tax expense (benefit)	$159,351	$(13,317)	$60,264

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities represent the basis differences between assets and liabilities measured for financial reporting versus income-tax return purposes. The following table summarizes the significant components of deferred tax assets and liabilities (in thousands):

	December 31,
	2013	2012

Deferred tax assets
Reverse loans	$41,330	$28,424
Accrued expenses	26,260	15,282
Servicer curtailment	21,635	—
Mandatory call obligation	20,169	20,919
Intangible assets	19,929	9,308
Unrecognized tax benefits	8,537	8,753
Share-based compensation	7,676	7,546
Deferred revenue	1,178	5,540
Capital loss carryforwards	—	22,922
Other	34,408	20,219

Total deferred tax assets	181,122	138,913
Valuation allowance	(7,453)	(30,712)

Total deferred tax assets, net of valuation allowance	173,669	108,201
Deferred tax liabilities
Net investment in residential loans	(53,715)	(54,231)
Discount on convertible notes	(27,969)	(32,384)
Goodwill	(35,080)	(20,434)
Intangible assets	(12,369)	(17,083)
Deferred debt issuance costs	(10,955)	(8,635)
Servicing rights	(143,087)	(8,003)
Other	(12,101)	(8,448)

Total deferred tax liabilities	(295,276)	(149,218)

Net deferred tax assets (liabilities)	$(121,607)	$(41,017)

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the valuation allowance on deferred tax assets (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$30,712	$29,899	$5,101
Charges to income tax expense	72	894	25,520
Deductions	(23,331)	(81)	(722)

Balance at end of year	$7,453	$30,712	$29,899

The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the Company did conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on its financial condition and results of operations. In 2012, the Company performed an analysis to evaluate the need for a valuation allowance. This analysis recognized that the Company was in a cumulative loss before tax position for the three-year period ended December 31, 2012 due to the loss on extinguishment of debt recorded during the year ended December 31, 2012. This was considered significant and objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future. As of December 31, 2013, the Company was no longer in a three-year cumulative loss position.

The valuation allowance recorded at December 31, 2012 related primarily to certain capital loss carryforwards for which the Company concluded it was more likely than not that these items would not be realized in the ordinary course of operations before they expire. In 2013, these pre-REIT capital loss carryforwards expired. As such, these carryforwards and the related valuation allowance were written off during the year ended December 31, 2013. There was no impact to the Company’s effective tax rate as a result of this change in the valuation allowance. In addition, the Company wrote off certain non-deductible interest and the related valuation allowance, as well as the net release of the valuation allowance related to certain state tax net operating losses. The net impact to the Company’s effective tax rate had an immaterial effect on the Company’s consolidated financial statements.

At December 31, 2013, the Company had net operating loss carryforwards of $8.9 million that will expire in 2028 through 2031.

Income Tax Exposure

The Company was part of the Walter Energy consolidated group prior to the spin-off from Walter Energy, the principal agent, on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest, and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s most recent public filing on Form 10-K, those relating to the following:

•

The Internal Revenue Service, or IRS, has filed a proof of claim for a substantial amount of taxes, interest, and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that issues have been litigated in bankruptcy court and that an opinion was issued by

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the court in June 2010 as to the remaining disputed issues. The filing further states that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. Walter Energy believes that any financial exposure with respect to those issues that have not been resolved or settled by the Proof of Claim is limited to interest and possible penalties and the amount of tax assessed has been offset by tax reductions in future years. All of the issues in the Proof of Claim, which have not been settled or conceded, have been litigated before the Bankruptcy Court and are subject to appeal, but only at the conclusion of the entire adversary proceedings.

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

Walter Energy reports that it believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted and they believe that they have sufficient accruals to address any claims, including interest and penalties, and as a result, believes that any potential difference between actual losses and costs incurred and the amounts accrued would be immaterial.

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

A reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Gross unrecognized tax benefits at the beginning of the year	$17,537	$9,026	$7,671
Increases (reductions) related to prior year tax positions	(5,921)	8,602	1,335
Increases related to current year tax positions	2,044	1,255	166
Reductions as a result of a lapse of the statute of limitations	(1,137)	(1,346)	(146)

Gross unrecognized tax benefits at the end of the year	$12,523	$17,537	$9,026

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $6.1 million and $7.0 million at December 31, 2013 and 2012, respectively. For the years ended December 31, 2013, 2012 and 2011, income tax expense includes $0.7 million, $1.0 million and $0.3 million, respectively, for interest and penalties accrued on the liability for unrecognized tax benefits. At December 31, 2013 and 2012, accrued interest and penalties were $8.0 million and $8.8 million, respectively, which are included in payables and accrued liabilities on the consolidated balance sheets.

The Company’s tax years that remain subject to examination by the IRS are 2010 through 2013 and by various states are 1998 through 2013.

23.     Common Stock and Earnings (Loss) Per Share

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

In November 2012, the Company issued 891,265 shares to partially fund the acquisition of RMS. Refer to Note 3 for further information.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends on Common Stock

The decision to declare and pay dividends is made at the discretion of the Company’s Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Company’s Board of Directors may deem relevant. In addition, the Company’s ability to pay dividends is limited by conditions set forth in the agreements governing the 2013 Secured Credit Facilities and Senior Notes.

In November 2011, the Company paid a special dividend of $6.2 million to shareholders, of which $0.6 million was settled in cash and $5.6 million in shares of the Company’s common stock. The special dividend represented an additional payment associated with taxable income for the year ended December 31, 2010 in order to satisfy REIT distribution requirements. The number of shares issued in the special dividend was calculated based on the closing price per share of the Company’s common stock on October 27, 2011.

Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Basic earnings (loss) per share
Net income (loss)	$253,467	$(22,134)	$(66,397)
Less: Net income allocated to unvested participating securities	(3,719)	—	—

Net income (loss) available to common stockholders (numerator)	249,748	(22,134)	(66,397)
Weighted-average common shares outstanding (denominator)	37,003	30,397	27,593

Basic earnings (loss) per share	$6.75	$(0.73)	$(2.41)

Diluted earnings (loss) per share
Net income (loss)	$253,467	$(22,134)	$(66,397)
Less: Net income allocated to unvested participating securities	(3,651)	—	—

Net income (loss) available to common stockholders (numerator)	249,816	(22,134)	(66,397)
Weighted-average common shares outstanding	37,003	30,397	27,593
Add: Effect of dilutive stock options and convertible notes	698	—	—

Diluted weighted-average common shares outstanding (denominator)	37,701	30,397	27,593

Diluted earnings (loss) per share	$6.63	$(0.73)	$(2.41)

The Company’s unvested RSUs are considered participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. Due to the net loss recognized during the years ended December 31, 2012 and 2011, approximately 0.7 million and 0.3 million participating securities, respectively, were excluded from the calculation of basic and diluted loss per share because the effect would be antidilutive.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of diluted earnings (loss) per share does not include 5.9 million, 6.9 million and 0.7 million shares for the years ended December 31, 2013, 2012 and 2011, respectively, because their effect would have been antidilutive. The Convertible Notes are antidilutive when calculating earnings per share when the Company’s average stock price is less than $58.80. Upon conversion of the Convertible Notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.

24.     Supplemental Disclosures of Cash Flow Information

The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$278,679	$209,943	$154,815
Cash paid for income taxes	96,849	33,319	18,752
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon transfers of loans	187,749	—	—
Real estate owned acquired through foreclosure	107,629	73,513	68,011
Residential loans originated to finance the sale of real estate owned	63,219	58,376	71,242
Acquisition of servicing rights	—	21,011	—
Issuance of common stock for acquisitions	—	41,346	40,220
Stock dividend	—	—	5,580

25.    Segment Reporting

Management has organized the Company into six reportable segments based primarily on its services as follows:

•

Servicing — consists of operations that perform servicing for third-party investors in forward loans, as well as for the Loans and Residuals segment and for the Non-Residual Trusts. Beginning in the first quarter of 2013, the Servicing segment services forward loans that have been originated or purchased by the Originations segment and sold to third-parties with servicing rights retained.

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

•

Reverse Mortgage — consists of operations that purchase and originate reverse loans that are securitized but remain on the consolidated balance sheet as collateral for secured borrowings. This segment also performs servicing for third-party investors in reverse loans and provides other ancillary services for the reverse mortgage market.

•	Asset Receivables Management — performs collections of post charge-off deficiency balances on behalf of third-party securitization trusts and other asset owners.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Insurance — provides voluntary and lender-placed hazard insurance for residential loan customers, as well as other ancillary products, to third parties and the Loans and Residuals segment through the Company’s insurance agency for a commission.

•

Loans and Residuals — consists of the assets and mortgage-backed debt of the Residual Trusts and the unencumbered residential loan portfolio and real estate owned, all of which are associated with forward loans.

The Company has revised its presentation of financial results by reportable segment for the years ended December 31, 2012 and 2011 to reflect the results of its Originations segment, which was previously included in Other.

In order to reconcile the financial results for the Company’s reportable segments to the consolidated results, the Company has presented the revenue and expenses and total assets of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses that have not been allocated to the business segments, in Other. Intersegment servicing and insurance revenues and expenses have been eliminated. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized on the consolidated statements of comprehensive income (loss).

Presented in the tables below are the Company’s financial results by reportable segment reconciled to consolidated income (loss) before income taxes and total assets by reportable segment reconciled to consolidated total assets (in thousands):

	For the Year Ended December 31, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees(1)	$734,456	$—	$27,342	$40,759	$—	$—	$—	$(19,168)	$783,389
Net gains on sales of loans	—	594,341	4,633	—	—	—	—	—	598,974
Interest income on loans	—	—	—	—	—	144,651	—	—	144,651
Net fair value gains on reverse loans and related HMBS obligations	—	—	120,382	—	—	—	—	—	120,382
Insurance revenue	—	—	—	—	84,478	—	—	—	84,478
Other revenues	7,322	36,100	15,307	183	29	9	11,714	(39)	70,625

Total revenues	741,778	630,441	167,664	40,942	84,507	144,660	11,714	(19,207)	1,802,499
EXPENSES
Interest expense	25,921	28,469	7,974	—	—	86,974	123,317	—	272,655
Depreciation and amortization	37,872	10,836	11,145	6,260	4,883	—	31	—	71,027
Provision for loan losses	—	—	—	—	—	1,229	—	—	1,229
Other expenses, net	452,978	328,150	148,193	22,840	33,655	24,188	47,545	(19,207)	1,038,342

Total expenses	516,771	367,455	167,312	29,100	38,538	112,391	170,893	(19,207)	1,383,253
OTHER GAINS (LOSSES)
Loss on extinguishment	—	—	—	—	—	—	(12,489)	—	(12,489)
Other net fair value gains (losses)	(850)	—	—	—	—	181	6,730	—	6,061

Total other gains (losses)	(850)	—	—	—	—	181	(5,759)	—	(6,428)

Income (loss) before income taxes	$224,157	$262,986	$352	$11,842	$45,969	$32,450	$(164,938)	$—	$412,818

	At December 31, 2013
Total assets	$4,261,119	$1,450,366	$9,192,799	$51,699	$223,191	$1,497,882	$1,861,922	$(1,151,449)	$17,387,529

(1)

The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $18.8 million and $0.4 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2012
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees(1)	$346,158	$—	$4,428	$38,876	$—	$—	$—	$(20,953)	$368,509
Net gains on sales of loans	—	648	—	—	—	—	—	—	648
Interest income on loans	—	—	—	—	—	154,351	—	—	154,351
Net fair value gains on reverse loans and related HMBS obligations	—	—	7,279	—	—	—	—	—	7,279
Insurance revenue	—	—	—	—	73,249	—	—	—	73,249
Other revenues	2,773	5,269	1,858	49	659	5	9,206	(48)	19,771

Total revenues	348,931	5,917	13,565	38,925	73,908	154,356	9,206	(21,001)	623,807
EXPENSES
Interest expense	4,882	20	1,217	—	—	96,337	77,215	—	179,671
Depreciation and amortization	34,719	132	1,236	7,774	5,377	—	29	—	49,267
Provision for loan losses	—	—	—	—	—	13,352	—	—	13,352
Other expenses, net	262,515	8,140	7,991	22,623	35,175	28,623	31,544	(21,001)	375,610

Total expenses	302,116	8,292	10,444	30,397	40,552	138,312	108,788	(21,001)	617,900
OTHER GAINS (LOSSES)
Loss on extinguishments	—	—	—	—	—	—	(48,579)	—	(48,579)
Other net fair value gains (losses)	(1,056)	—	—	—	—	(116)	8,393	—	7,221

Total other gains	(1,056)	—	—	—	—	(116)	(40,186)	—	(41,358)

Income (loss) before income taxes	$45,759	$(2,375)	$3,121	$8,528	$33,356	$15,928	$(139,768)	$—	$(35,451)

	At December 31, 2012
Total assets	$1,700,251	$15,197	$6,340,693	$55,287	$182,897	$1,599,742	$1,438,405	$(354,295)	$10,978,177

(1)

The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $20.4 million and $0.5 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

	For the Year Ended December 31, 2011
	Servicing	Originations	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees(1)	$168,642	$—	$14,275	$—	$—	$—	$(25,363)	$157,554
Interest income on loans	—	—	—	—	164,794	—	—	164,794
Insurance revenue	—	—	—	43,752	—	—	(2,101)	41,651
Other revenues	2,993	795	—	1,245	—	4,819	—	9,852

Total revenues	171,635	795	14,275	44,997	164,794	4,819	(27,464)	373,851
EXPENSES
Interest expense	3,096	—	—	—	91,075	42,075	—	136,246
Depreciation and amortization	17,815	16	3,906	2,706	—	12	—	24,455
Provision for loan losses	—	—	—	—	6,016	—	—	6,016
Other expenses, net	135,994	922	8,995	29,990	37,223	28,746	(27,464)	214,406

Total expenses	156,905	938	12,901	32,696	134,314	70,833	(27,464)	381,123
OTHER GAINS (LOSSES)
Gain on extinguishments	—	—	—	—	95	—	—	95
Other net fair value gains	(607)	—	—	—	965	686	—	1,044

Total other gains (losses)	(607)	—	—	—	1,060	686	—	1,139

Income (loss) before income taxes	$14,123	$(143)	$1,374	$12,301	$31,540	$(65,328)	$—	$(6,133)

(1)

The Company’s Servicing segment includes net servicing revenue and fees of $25.4 million associated with intercompany activity with the Loans and Residuals and Other segments. The Insurance segment includes insurance revenue of $2.1 million associated with intercompany activity with the Loans and Residual segment.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.    Capital Requirements

The Company and its subsidiaries are required to maintain regulatory compliance with GSE and other agency and state program requirements, some of which are financial covenants related to minimum levels of net worth and other financial requirements. To the extent that these mandatory capital requirements are not met, the Company’s selling and servicing agreements could be terminated.

Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and through June 2014 from Fannie Mae. In addition, the Company has provided a guarantee beginning on the date of acquisition of RMS whereby the Company guarantees its performance and obligations under the Ginnie Mae HMBS Program. In the event that the Company fails to honor this guarantee, Ginnie Mae could terminate RMS’ status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’ servicing rights associated with reverse loans guaranteed by Ginnie Mae HMBS. Ginnie Mae has continued to affirm RMS’ current commitment authority to issue HMBS. In addition the Company has provided a guarantee dated May 31, 2013 whereby it guarantees RMS’ performance obligations with Fannie Mae under a mortgage selling and servicing contract between RMS and Fannie Mae. RMS does not currently sell Fannie Mae loans. However, in the event that the Company fails to honor this guarantee, Fannie Mae could disallow the servicing of its loans and participation interests by RMS.

Except as described above, the Company was in compliance with all of its capital requirements at December 31, 2013 and 2012. The minimum tangible net worth required of the Company’s subsidiaries by GSEs and state-imposed regulatory mandates have ranges of $0.1 million through $399.0 million and $0.3 million through $114.7 million at December 31, 2013 and 2012, respectively.

27.    Commitments and Contingencies

Mandatory Repurchase Obligation

The Company has a mandatory obligation to repurchase loans at par from an investor when loans become 90 days past due. The total loans outstanding and subject to being repurchased were $77.0 million at December 31, 2013. The Company has estimated the fair value of this contingent liability at December 31, 2013 as $8.2 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the undiscounted losses to be incurred from the mandatory repurchase obligation over the remaining lives of the loans are $10.1 million at December 31, 2013.

Professional Fees Liability Related to Certain Securitizations

The Company has a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitization trusts, which are based in part on the outstanding principal balance of the debt issued by these trusts. At December 31, 2013, the Company estimated the fair value of this contingent liability at $6.6 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the gross amount of payments it expects to pay over the remaining lives of the securitizations is $8.5 million at December 31, 2013.

Letter of Credit Reimbursement Obligation

The Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn for an aggregate of eleven securitization trusts on the LOCs issued to these trusts by a third party. Seven of these securitization trusts were consolidated on the Company’s consolidated balance sheets due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were issued by a third party as credit

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all eleven securitization trusts was $273.6 million at December 31, 2013. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future. Refer to the Consolidated Variable Interest Entities section of Note 4 for additional information.

Mandatory Clean-Up Call Obligation

The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.4 million. Refer to Note 4 and for additional information.

Unfunded Commitments

Reverse Mortgage Segment

The Company has floating-rate reverse loans in which the borrowers have additional borrowing capacity of $705.3 million, and similar commitments on fixed rate reverse loans of $25.9 million at December 31, 2013. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance available on a scheduled or unscheduled payment basis. The Company also has short-term commitments to lend $31.0 million and commitments to purchase and sell loans totaling $20.6 million and $126.8 million, respectively, at December 31, 2013.

Originations Segment

The Company also has short-term commitments to lend $2.2 billion and commitments to purchase loans totaling $7.9 million at December 31, 2013. The Company also has commitments to sell $2.9 billion and purchase $308.7 million in mortgage-backed securities at December 31, 2013.

Representations and Warranties

The Company sells and securitizes conventional conforming and federally-insured forward loans predominantly to GSEs, such as Fannie Mae. The Company may also sell residential loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale or securitization, if it is determined that the loans sold are in breach of these representations or warranties, the Company generally has an obligation to either: (1) repurchase the loan for the unpaid principal balance, accrued interest, and related advances, (2) indemnify the purchaser, or (3) make the purchaser whole for the economic benefits of the loan.

The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties.

The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the residential loan. The Company’s estimate of the liability associated with risk and warranties exposure was $9.3 million at December 31, 2013 and is recorded in payables and accrued liabilities on the consolidated balance sheet.

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Third-Party Services Agreements

The Company has entered into a third-party services agreement with ResCap as debtors in possession in the Chapter 11 case in the U.S. Bankruptcy Court, or the ResCap Estate, pursuant to which the ResCap Estate provided during the year ended December 31, 2013, on a short-term basis, certain services with regard to employees that the Company acquired in connection with its acquisition of the ResCap net assets. At December 31, 2013, these services are no longer provided.

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

Subsequent to the completion of the acquisition of RMS, the Company discovered a failure by RMS to record certain liabilities to HUD, FHA, and/or investors related to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the investor whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company has a curtailment obligation liability of $53.9 million at December 31, 2013 related to the foregoing which reflects management’s best estimate of the probable lifetime claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheet. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. The Company also recorded a provision related to the curtailment liability of $6.3 million for the year ended December 31, 2013, which is included in general and administrative expenses on the consolidated statements of comprehensive income (loss). The Company has potential financial statement exposure for an additional $119.1 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or investors). The Company’s potential exposure to this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. Moreover, the Company is and will continue to pursue mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure.

Litigation

As discussed in Note 22, Walter Energy is in dispute with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.

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

On October 2, 2013, the Company received a subpoena from the HUD Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECM loans serviced or sub-serviced by RMS and (ii) RMS’ contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. The Company is responding to the subpoena and at this stage does not have sufficient information to make an assessment of the outcome or impact of HUD’s investigation.

In response to a Civil Investigative Demand, or CID, from the Federal Trade Commission issued in November 2010 and a CID from the Consumer Financial Protection Bureau, or CFPB, in September 2012. Green Tree has produced documents and other information concerning a wide range of its operations. On October 7, 2013, the CFPB notified Green Tree, that the CFPB’s staff is considering recommending that the CFPB take action against Green Tree for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree that it has sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. The Company anticipates meeting with the staff in the near future to get a better understanding of the staff’s concerns and to see if the matter can be resolved. At this time, the Company does not have sufficient information to evaluate the merits of the potential enforcement action or to make an assessment of the likelihood or cost of any such resolution.

The Company is a party to a number of other lawsuits arising in the ordinary course of its business. While the results of such litigation cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on the Company’s financial condition, results of operations, or cash flows.

Lease Obligations

The Company leases office space and office equipment under various operating lease agreements with terms expiring through 2020, exclusive of renewal option periods. Rent expense was $22.1 million, $12.3 million and $6.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum rental payments under operating leases at December 31, 2013 are as follows (in thousands):

2014	$22,262
2015	20,726
2016	17,439
2017	14,467
2018	7,585
Thereafter	5,273

Total	$87,752

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

28.    Quarterly Results of Operations (Unaudited)

The following tables summarize the Company’s unaudited consolidated results of operations on a quarterly basis for the years ended December 31, 2013 and 2012. The sum of the quarterly earnings (loss) per share amounts do not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares.

Quarterly results of operations are summarized as follows (in thousands, except per share data):

	For the 2013 Quarters Ended
	December 31(3)	September 30	June 30 (1)	March 31(1)(2)
Total revenues	$402,839	$489,167	$595,964	$314,529
Total expenses	382,604	374,856	359,049	266,744
Other gains (losses)	(13,330)	6,507	1,656	(1,261)

Income before income taxes	6,905	120,818	238,571	46,524
Income tax expense (benefit)	(2,892)	48,129	95,339	18,775

Net income	$9,797	$72,689	$143,232	$27,749

Basic earnings per common and common equivalent share	$0.26	$1.93	$3.82	$0.74
Diluted earnings per common and common equivalent share	0.26	1.90	3.75	0.73

	For the 2012 Quarters Ended
	December 31(1)(3)(4)	September 30	June 30	March 31
Total revenues	$171,004	$149,073	$150,889	$152,841
Total expenses	176,033	141,621	150,902	149,344
Other gains (losses)	(50,032)	3,123	788	4,763

Income (loss) before income taxes	(55,061)	10,575	775	8,260
Income tax expense (benefit)	(20,953)	4,164	347	3,125

Net income (loss)	$(34,108)	$6,411	$428	$5,135

Basic earnings (loss) per common and common equivalent share	$(0.98)	$0.22	$0.01	$0.17
Diluted earnings (loss) per common and common equivalent share	(0.98)	0.21	0.01	0.17

(1)

During the third quarter of 2013, the Company reclassified net fair value gains on reverse loans and related HMBS obligations to a component of revenues, affecting the quarters noted above. These amounts were previously classified as a component of other gains (losses).

WALTER INVESTMENT

MANAGEMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)

During the second quarter of 2013, the Company made a correction to its accounting for certain purchased servicing rights and related intangible assets, which reduced total revenues and total expenses for the three months ended March 31, 2013. There was no significant impact on previously reported net income as a result of this change.

(3)	Other gains (losses) for the fourth quarter 2012 and the fourth quarter of 2013 include losses on extinguishment of debt of $48.6 million and $12.5 million, respectively.

(4)

The Company reclassified amortization of servicing rights, which was previously included as a component of depreciation and amortization, to net servicing revenue and fees. This change in presentation reduced total revenues and total expenses for the three months ended December 31, 2012. This change in presentation has been reflected in its quarterly filings with the Securities and Exchange Commission during 2013.

29.    Subsequent Events

Servicer Advance Facility

In January 2014, the Company entered into an indenture agreement whereby a wholly-owned subsidiary of the Company will transfer certain servicer advances to a statutory trust. The trust is considered a variable interest entity and will be consolidated by the Company. A portion of the advance balances transferred will be financed by the trust through the issuance of various classes of funding notes collateralized by the transferred advances. The principal and interest payments on the funding notes are paid from the recoveries or repayment of the underlying advances. Accordingly, the timing of principal payments is dependent on the recoveries or repayments received on the underlying advances collateralizing the funding notes. The indenture agreement allows for borrowings of up to $100 million. The funding notes are variable interest rate instruments whose rates are based on LIBOR plus a specified margin. The indenture agreement matures in January 2015, at which point no additional advances made be pledged to the trust, unless the indenture agreement is extended. In the event the indenture is not extended, the funding notes will be required to be repaid in full in February 2015.

Master Repurchase Agreement Amendment

In February 2014, the Company amended one of its master repurchase agreements. Under the amended agreement Ditech Mortgage Corp, a wholly-owned subsidiary of the Company, is added as a seller into the facility and the maturity date of the facility is extended to January 30, 2015.

Walter Investment Management Corp

Schedule I

Financial Information

(Parent Company Only)

(in thousands, except share and per share data)

	December 31,
	2013	2012
Balance Sheets
ASSETS
Cash and cash equivalents	$100,009	$366,393
Restricted cash and cash equivalents	14,753	14,001
Residential loans at amortized cost, net	6,341	5,086
Receivables, net	51,681	23,094
Premises and equipment, net	277	401
Other assets	65,293	53,643
Due from affiliates, net	677,264	—
Investments in consolidated subsidiaries and variable interest entities	2,656,467	1,488,223

Total assets	$3,572,085	$1,950,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables and accrued liabilities	$57,187	$48,317
Due to affiliates, net	—	37,401
Debt	2,267,979	886,733
Deferred tax liability, net	79,903	83,462

Total liabilities	2,405,069	1,055,913
Stockholders’ equity:
Preferred stock, $0.01 par value per share:
Authorized — 10,000,000 shares; Issued and outstanding — 0 shares at December 31, 2013 and 2012	—	—
Common stock , $0.01 par value per share:
Authorized — 90,000,000 shares; Issued and outstanding — 37,377,274 and 36,687,785 shares at December 31, 2013 and 2012, respectively	374	367
Additional paid-in capital	580,572	561,963
Retained earnings	585,572	332,105
Accumulated other comprehensive income	498	493

Total stockholders’ equity	1,167,016	894,928

Total liabilities and stockholders’ equity	$3,572,085	$1,950,841

See accompanying notes to the parent company financial statements.

Walter Investment Management Corp

Schedule I

Financial Information

(Parent Company Only)

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Statements of Comprehensive Income (Loss)
REVENUES
Interest income on loans	$612	$328	$6,420
Intercompany interest income	247	28	—
Other revenues	492	354	309

Total revenues	1,351	710	6,729
EXPENSES
Interest expense	123,317	77,124	42,065
Intercompany interest expense	312	521	123
Salaries and benefits	918	2,998	3,478
General and administrative	30,497	8,845	41,280
Depreciation and amortization	124	131	—
Provision for loan losses	77	590	1,218
Other expenses, net	682	760	130

Total expenses	155,927	90,969	88,294
OTHER LOSSES
Losses on extinguishments	(12,489)	(48,579)	—
Other net fair value losses	(4,813)	(1,197)	(324)

Total other losses	(17,302)	(49,776)	(324)
Loss before taxes	(171,878)	(140,035)	(81,889)
Income tax expense (benefit)	(55,556)	(48,808)	58,098

Loss before equity in earnings of consolidated subsidiaries and variable interest entities	(116,322)	(91,227)	(139,987)
Equity in earnings of consolidated subsidiaries and variable interest entities	369,789	69,093	73,590

Net income (loss)	$253,467	$(22,134)	$(66,397)

Comprehensive income (loss)	$253,472	$(22,057)	$(67,232)

See accompanying notes to the parent company financial statements.

Walter Investment Management Corp

Schedule I

Financial Information

(Parent Company Only)

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Statements of Cash Flows
Operating activities
Net income (loss)	$253,467	$(22,134)	$(66,397)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in earnings of consolidated subsidiaries and variable interest entities	(369,789)	(69,093)	(73,590)
Other net fair value losses	4,813	1,197	324
Accretion of residential loan premium (discount)	(112)	67	74
Accretion of discounts on debt and amortization of deferred debt issuance costs	18,822	10,819	4,930
Provision for loan losses	77	590	1,038
Depreciation and amortization of premises and equipment	124	131	—
Losses on extinguishment of debt	12,489	48,579	—
Losses on real estate owned, net	482	570	33
Provision (benefit) for deferred income taxes	(3,868)	(5,213)	63,082
Share-based compensation	999	—	184
Other	260	112	(2,811)
Changes in assets and liabilities
Decrease (increase) in receivables	(28,587)	(23,061)	532
Increase in other assets	(1,547)	(1,260)	(1,763)
Increase (decrease) in payables and accrued liabilities	9,065	(26,993)	53,636
Increase (decrease) in due from/to affiliates, net	(710,410)	64,496	101,888

Cash flows provided by (used in) operating activities	(813,715)	(21,193)	81,160

Investing activities
Principal payments received on forward loans	84	148	901
Cash proceeds from sales of real estate owned, net	254	670	—
Purchase of held-to-maturity investments	—	—	(1,338)
Proceeds from sales of held-to-maturity investments	—	—	123,161
Increase (decrease) in restricted cash and cash equivalents	(752)	31,175	(44,728)
Payments for acquisitions of businesses	(477,021)	(115,000)	(1,012,640)
Deposit for business acquisition	—	(15,000)	—
Returns of capital from subsidiaries	34,773	37,196	57,574
Capital contributions to subsidiaries	(331,107)	(3,147)	—
Other	(15,200)	—	—

Cash flows provided by (used in) investing activities	(788,969)	(63,958)	(877,070)

Financing activities
Proceeds from issuance of debt, net of debt issuance costs	3,106,263	962,524	720,700
Payments on debt	(360,826)	(65,000)	(18,750)
Debt prepayment penalty	—	(29,440)	—
Other debt issuance costs paid	(1,936)	(6,179)	—
Debt extinguishments	(1,405,424)	(690,000)	—
Secondary equity offering, net of issuance costs	—	276,013	—
Dividends and dividend equivalents paid	—	—	(14,051)
Other	(1,777)	3,076	181

Cash flows provided by (used in) financing activities	1,336,300	450,994	688,080

Net increase (decrease) in cash and cash equivalents	(266,384)	365,843	(107,830)
Cash and cash equivalents at the beginning of the year	366,393	550	108,380

Cash and cash equivalents at the end of the year	$100,009	$366,393	$550

See accompanying notes to the parent company financial statements.

WALTER INVESTMENT MANAGEMENT CORP

SCHEDULE I

NOTES TO THE PARENT COMPANY FINANCIAL STATEMENTS

1.    Basis of Presentation

The financial information of Walter Investment Management Corp., or the Parent Company or Walter Investment, should be read in conjunction with the consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto, or the Consolidated Financial Statements, included in Item 8 of this report. These Parent Company financial statements reflect the results of operations, financial position and cash flows for the Parent Company and its consolidated subsidiaries and variable interest entities, or VIEs, in which it is the primary beneficiary. These consolidated subsidiaries and VIEs are accounted for using the equity method of accounting.

The accompanying Parent Company financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these Parent Company financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These Parent Company financial statements include certain intercompany allocations to its subsidiaries that management believes have been made on a reasonable basis. These costs primarily include executive salaries and other centralized business functions. Refer to additional information on intercompany allocations in Note 25 to the Consolidated Financial Statements.

2.    Acquisitions

On December 31, 2012, in connection with the execution of a stock purchase agreement, the Parent Company agreed to acquire all of the outstanding shares of Security One Lending. Refer to Note 3 of the Notes to the Consolidated Financial Statements for further information on this acquisition.

3.    Debt

Debt is comprised of secured term loans, convertible senior subordinated notes, and unsecured senior notes. In addition, the Parent Company has a $125 million senior secured revolving credit facility. Refer to Note 18 of the Notes to the Consolidated Financial Statements for further information on debt.

4.    Supplemental Disclosures of Cash Flow Information

The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$100,464	$64,603	$36,744
Cash paid for income taxes	91,646	28,728	14,628

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Real estate owned acquired through foreclosure	657	870	5,172
Residential loans originated to finance the sale of real estate owned	1,962	2,925	14,145
Issuance of common stock for business acquisitions	—	41,346	40,220
Stock dividend	—	—	5,580
Transfer of fixed assets	—	532	—

WALTER INVESTMENT MANAGEMENT CORP

SCHEDULE I

NOTES TO THE PARENT COMPANY FINANCIAL STATEMENTS — (Continued)

5.    Guarantees

Reverse Mortgage Solutions, Inc., or RMS, an indirect wholly-owned subsidiary, is required to maintain regulatory compliance with HUD, Ginnie Mae and Fannie Mae program requirements, some of which are financial covenants related to minimum levels of net worth and other financial ratios. Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and through June 2014 from Fannie Mae. In addition, the Company has provided a guarantee beginning on the date of acquisition, of RMS whereby the Company guarantees its performance and obligations under the Ginnie Mae HMBS Program. In the event that the Company fails to honor this guarantee, Ginnie Mae could terminate RMS’ status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’ servicing rights associated with reverse loans guaranteed by Ginnie Mae HMBS. Ginnie Mae has continued to affirm RMS’ current commitment authority to issue HMBS. In addition the Company has provided a guarantee dated May 31, 2013 whereby the Company guarantees RMS’ performance obligations with Fannie Mae under a mortgage selling and servicing contract between RMS and Fannie Mae. RMS does not currently sell Fannie Mae loans. However, in the event that the Company fails to honor this guarantee, Fannie Mae could disallow the servicing of its loans and participation interests by RMS.

In addition to these guarantees, all obligations of Green Tree Servicing LLC, an indirect wholly-owned subsidiary, and RMS under the master repurchase agreements are guaranteed by Walter Investment.