Form 10-Q
period 2014-03-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2014-05-08
CIK 1040719

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 _______________________________________________________________________________________
Form 10-Q

_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-13417

_______________________________________________________________________________________
Walter Investment Management Corp.
(Exact name of registrant as specified in its charter)

_______________________________________________________________________________________

Maryland	13-3950486
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 1100 Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)
(813) 421-7600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 37,643,598 shares of common stock outstanding as of April 30, 2014.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)

Cash and cash equivalents	$562,704	$491,885
Restricted cash and cash equivalents	701,865	804,803
Residential loans at amortized cost, net	1,378,445	1,394,871
Residential loans at fair value	10,349,132	10,341,375
Receivables, net (includes $39,328 and $43,545 at fair value at March 31, 2014 and December 31, 2013, respectively)	271,685	319,195
Servicer and protective advances, net	1,400,367	1,381,434
Servicing rights, net (includes $1,513,830 and $1,131,124 at fair value at March 31, 2014 and December 31, 2013, respectively)	1,676,489	1,304,900
Goodwill	657,737	657,737
Intangible assets, net	117,215	122,406
Premises and equipment, net	147,415	155,847
Other assets (includes $41,903 and $62,365 at fair value at March 31, 2014 and December 31, 2013, respectively)	221,222	413,076
Total assets	$17,484,276	$17,387,529

LIABILITIES AND STOCKHOLDERS' EQUITY

Payables and accrued liabilities (includes $16,665 and $26,571 at fair value at March 31, 2014 and December 31, 2013, respectively)	$604,561	$494,139
Servicer payables	626,595	735,225
Servicing advance liabilities	996,467	971,286
Debt	2,922,123	3,357,648
Mortgage-backed debt (includes $667,536 and $684,778 at fair value at March 31, 2014 and December 31, 2013, respectively)	1,844,537	1,887,862
HMBS related obligations at fair value	9,166,998	8,652,746
Deferred tax liability, net	130,853	121,607
Total liabilities	16,292,134	16,220,513

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 37,616,093 and 37,377,274 shares at March 31, 2014 and December 31, 2013, respectively	376	374
Additional paid-in capital	588,315	580,572
Retained earnings	602,949	585,572
Accumulated other comprehensive income	502	498
Total stockholders' equity	1,192,142	1,167,016
Total liabilities and stockholders' equity	$17,484,276	$17,387,529

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

	March 31, 2014	December 31, 2013
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Cash and cash equivalents	$59	$—
Restricted cash and cash equivalents	68,295	59,080
Residential loans at amortized cost, net	1,361,010	1,377,711
Residential loans at fair value	569,097	587,265
Receivables at fair value	39,328	43,545
Servicer and protective advances, net	101,466	75,481
Other assets	49,838	56,254
Total assets	$2,189,093	$2,199,336

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$7,812	$8,472
Servicing advance liabilities	97,675	67,905
Mortgage-backed debt (includes $667,536 and $684,778 at fair value at March 31, 2014 and December 31, 2013, respectively)	1,844,537	1,887,862
Total liabilities	$1,950,024	$1,964,239
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
REVENUES
Net servicing revenue and fees	$172,792	$137,009
Net gains on sales of loans	104,034	78,445
Interest income on loans	34,422	36,898
Insurance revenue	23,388	17,534
Net fair value gains on reverse loans and related HMBS obligations	17,236	36,788
Other revenues	18,076	7,855
Total revenues	369,948	314,529

EXPENSES
Salaries and benefits	135,897	106,733
General and administrative	108,865	87,440
Interest expense	74,849	54,142
Depreciation and amortization	18,644	16,333
Other expenses, net	225	2,096
Total expenses	338,480	266,744

OTHER LOSSES
Other net fair value losses	(2,503)	(1,261)
Total other losses	(2,503)	(1,261)

Income before income taxes	28,965	46,524
Income tax expense	11,588	18,775
Net income	$17,377	$27,749

Comprehensive income	$17,381	$27,747

Net income	$17,377	$27,749

Basic earnings per common and common equivalent share	$0.46	$0.74
Diluted earnings per common and common equivalent share	0.45	0.73

Weighted-average common and common equivalent shares outstanding — basic	37,429	36,877
Weighted-average common and common equivalent shares outstanding — diluted	38,005	37,634

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2014	37,377,274	$374	$580,572	$585,572	$498	$1,167,016
Net income	—	—	—	17,377	—	17,377
Other comprehensive income, net of tax	—	—	—	—	4	4
Share-based compensation	—	—	3,493	—	—	3,493
Tax shortfall on share-based compensation, net	—	—	(18)	—	—	(18)
Issuance of shares under incentive plans	238,819	2	4,268	—	—	4,270
Balance at March 31, 2014	37,616,093	$376	$588,315	$602,949	$502	$1,192,142
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$17,377	$27,749

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(17,236)	(36,788)
Amortization of servicing rights	11,117	11,324
Change in fair value of servicing rights	47,634	21,075
Non-Residual Trusts net fair value losses	5,229	735
Other net fair value losses	473	4,087
Accretion of residential loan discounts and advances	(3,988)	(4,577)
Accretion of discounts on debt and amortization of deferred debt issuance costs	4,778	4,856
Amortization of master repurchase agreements deferred issuance costs	2,018	410
Provision for loan losses	(1,004)	1,726
Provision for uncollectible advances	12,683	4,900
Depreciation and amortization of premises and equipment and intangible assets	18,644	16,333
Non-Residual Trusts losses (gains) on real estate owned, net	183	(1,642)
Other losses (gains) on real estate owned, net	(932)	248
Provision (benefit) for deferred income taxes	8,926	(11,447)
Share-based compensation	3,493	2,690
Purchases and originations of residential loans held for sale	(3,583,548)	(433,017)
Proceeds from sales of and payments on residential loans held for sale	4,039,387	227,701
Net gains on sales of loans	(104,034)	(78,445)
Other	302	1,635

Changes in assets and liabilities
Decrease (increase) in receivables	44,223	(9,092)
Increase in servicer and protective advances	(31,255)	(9,226)
Decrease (increase) in other assets	382	(4,440)
Increase (decrease) in payables and accrued liabilities	(59,906)	54,505
Decrease in servicer payables	(7,394)	(897)
Cash flows provided by (used in) operating activities	407,552	(209,597)

Investing activities
Purchases and originations of reverse loans held for investment	(323,132)	(1,064,484)
Principal payments received on reverse loans held for investment	100,729	52,255
Principal payments received on forward loans related to Residual Trusts	24,139	25,970
Principal payments received on forward loans related to Non-Residual Trusts	14,631	15,225
Payments received on receivables related to Non-Residual Trusts	3,230	4,141
Cash proceeds from sales of real estate owned, net related to Residual Trusts	3,536	1,466
Cash proceeds from sales of other real estate owned, net	7,900	4,590
Purchases of premises and equipment	(4,524)	(5,240)
Decrease in restricted cash and cash equivalents	4,703	570
Payments for acquisitions of businesses, net of cash acquired	(41,912)	(478,084)
Acquisitions of servicing rights	8,843	(304,990)
Other	(450)	138
Cash flows used in investing activities	(202,307)	(1,748,443)

Financing activities
Proceeds from issuance of debt, net of debt issuance costs	—	813,744
Payments on debt	(4,573)	(19,620)
Proceeds from securitizations of reverse loans	445,046	1,041,754
Payments on HMBS related obligations	(117,731)	(57,730)
Issuances of servicing advance liabilities	262,870	404,553
Payments on servicing advance liabilities	(237,689)	(261,774)
Net change in master repurchase agreements related to forward loans	(361,909)	246,183
Net change in master repurchase agreements related to reverse loans	(72,339)	27,682
Other debt issuance costs paid	(5,278)	(4,135)
Payments on mortgage-backed debt related to Residual Trusts	(26,105)	(27,600)
Payments on mortgage-backed debt related to Non-Residual Trusts	(19,383)	(21,865)
Other	2,665	(481)
Cash flows provided by (used in) financing activities	(134,426)	2,140,711

Net increase in cash and cash equivalents	70,819	182,671
Cash and cash equivalents at the beginning of the period	491,885	442,054
Cash and cash equivalents at the end of the period	$562,704	$624,725
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT
MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based business services provider to the residential mortgage industry focused on providing primary and specialty servicing for credit-sensitive residential mortgages and reverse mortgages. The Company also originates, purchases, and sells mortgage loans into the secondary market. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans and reverse mortgage loans and operates an insurance agency serving residential loan borrowers. The Company operates throughout the United States, or U.S. At March 31, 2014, the Company serviced approximately 2.3 million accounts compared to 2.1 million accounts at December 31, 2013.
References to “residential loans” refer to residential mortgage loans, including forward mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans. References to “borrowers” refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements. Forward mortgage loans and residential retail installment agreements are collectively referred to as “forward loans” or “forward mortgages.” Reverse mortgage loans, including Home Equity Conversion Mortgages, or HECMs, are referred to as “reverse loans” or “reverse mortgages.”
2014 Acquisitions
Acquisition of Certain Net Assets of EverBank Financial Corp
On October 30, 2013, the Company entered into a series of definitive agreements to purchase (1) certain private and government sponsored entity, or GSE or GSE-backed, mortgage servicing rights, or MSRs, and related servicer advances, (2) sub-servicing rights for forward loans and (3) a default servicing platform from EverBank Financial Corp, or Everbank. Investor approvals to transfer servicing were obtained during the three months ended March 31, 2014, while some private investor approvals remain pending. The addition of EverBank's default platform and employees to the Company's existing platform will augment both the Company's product capabilities and capacity as well as extend its geographic diversity as it continues to execute on the significant opportunities for growth available in the specialty mortgage sector. The Company is accounting for this transaction as a business combination upon the closing of the default servicing platform which occurred on May 1, 2014.
MSR Purchase
On December 10, 2013, the Company entered into an agreement with an affiliate of a national bank to acquire a pool of Federal National Mortgage Association, or Fannie Mae, MSRs and related servicer advances. Investor approval to transfer servicing was obtained during the three months ended March 31, 2014. This acquisition was accounted for as an asset purchase.
Interim Financial Reporting
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Fair value gains on reverse loans and related HMBS obligations is included as a component of revenues on the consolidated statements of comprehensive income in order to better reflect the economics of the Company’s Reverse Mortgage segment as a significant and growing part of the Company’s operations. Previously, the Company included fair value gains on reverse loans and related HMBS obligations as a component of other gains (losses).
The provision for loan losses associated with the Company's residential loans carried at amortized cost is now included in other expenses, net on the consolidated statements of comprehensive income.
Accounting for Certain Purchased Servicing Rights
At December 31, 2012 and during the three months ended March 31, 2013, the Company purchased MSR portfolios as part of certain business combination and asset purchase transactions. During the second quarter of 2013, the Company, in consultation with its advisors, made a correction to its accounting for servicing rights and related intangible assets. There was no significant impact on previously reported net income, earnings per share, stockholders’ equity, or net cash provided by or used in operating activities as a result of this change. The Company concluded that the impact was not material to the Company’s consolidated financial statements at December 31, 2012 or for the three months ended March 31, 2013.
At March 31, 2013, the value assigned to these acquired portfolios was reflected in servicing rights, net and intangible assets, net. Effective with the change, the entire value is now reflected in servicing rights, net. As a result, servicing rights, net increased and intangible assets, net decreased by $412.4 million at March 31, 2013.
The disclosures related to servicing rights and intangible assets reflect these corrections, including the revision of certain market data assumptions used to estimate the fair value of these servicing rights. The previously disclosed estimate of intangible asset amortization expected to be expensed in future periods as disclosed in the Company's Form 10-Q for the quarter ended March 31, 2013 is now reflected in net servicing revenue and fees as a realization of expected cash flows for the related servicing rights; however, the timing of recognition may differ as the intangible amortization model differs from the servicing rights fair value measurement model.
Recent Accounting Guidance
In July 2013, the Financial Accounting Standards Board, or FASB, issued an accounting standards update that specifies that unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. When a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes, or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company has adopted the amendments in this standard effective in the first quarter of 2014. Adoption of this standard had no significant impact on the Company’s consolidated financial statements.
In January 2014, the FASB issued an accounting standards update that clarifies the definition of an in-substance repossession and foreclosure, and requires additional disclosures related to these items. These amendments reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The required disclosures under these new amendments require interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this standard are effective for the annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.
2. Significant Accounting Policies
Included in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 is a summary of the Company’s significant accounting policies.

3. Acquisitions
EverBank Net Assets
On October 30, 2013, the Company entered into a series of definitive agreements to purchase (1) certain private and GSE-backed MSRs and related servicer advances, (2) sub-servicing rights for forward loans and (3) a default servicing platform from EverBank, collectively the EverBank net assets. The agreements were structured such that ownership of the MSRs and related servicer advances and the sub-servicing rights for forward loans would transfer to the Company as investor consents were received and the net assets associated with the default servicing platform would transfer when the data associated with the loans underlying the MSRs were boarded onto the Company’s servicing systems.
The agreements called for an estimated total purchase price of $83.4 million for the MSRs, less net cash flows received on the underlying loans between October 30, 2013 and the date of legal transfer; and an additional $1.9 million associated with the default servicing platform. The Company paid $16.7 million of the estimated purchase price on October 30, 2013.
The Company is accounting for this transaction as a business combination in accordance with authoritative accounting guidance upon closing of the default servicing platform. As the acquired assets and assumed liabilities are expected to transfer at several dates, acquired assets and assumed liabilities will be recorded on the date the transfer to the Company occurs.
During March 2014, the Company received approvals to transfer MSRs and sub-servicing rights with unpaid principal balance of approximately $16.5 billion. Accordingly, the Company paid an additional $44.7 million and recorded MSRs at fair value of $58.7 million. Approvals for certain private investor-backed MSRs have not been received and accordingly, no assets or related revenues and expenses have been recorded.
Closing of the default servicing platform occurred on May 1, 2014; however, due to the limited time since closing, the Company is unable to provide actual amounts recognized related to the EverBank net assets as the accounting for the purchase price allocation has not yet been completed. As a result, certain required disclosures relative to the EverBank net assets acquired, including those related to any goodwill or bargain purchase amounts to be recognized, have not been made.
MSR Purchase
On December 10, 2013, the Company entered into an agreement with an affiliate of a national bank to acquire a pool of Fannie Mae MSRs and related servicer advances for an estimated purchase price of $330.0 million for the MSRs, less net cash flows received on the underlying loans between December 10, 2013 and the date of legal transfer. During the three months ended March 31, 2014, the Company closed on the agreement upon receipt of investor approval to transfer servicing, at which time the unpaid principal balance of the loans was $27.6 billion. The Company paid $165.0 million and $73.2 million of the estimated total purchase price of $330.0 million in December 2013 and April 2014, respectively. The remaining purchase price will be paid during 2014.
4. Variable Interest Entities
Securitization trusts that the Company consolidates and in which it holds a residual interest are referred to as the Residual Trusts. Securitization trusts that have been consolidated and in which the Company does not hold residual interests are referred to as the Non-Residual Trusts.
Consolidated Variable Interest Entities
Residual Trusts
The Company historically funded its residential loan portfolio through securitizations and evaluated each securitization trust to determine if it met the definition of a variable interest entity, or VIE, and whether the Company was required to consolidate the trust. The Company determined that it is the primary beneficiary of 12 securitization trusts in which it owns residual interests, and as a result, has consolidated these trusts. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant to the trusts. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.

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
Non-Residual Trusts
The Company determined that it is the primary beneficiary of 10 securitization trusts for which it does not own any residual interests. The Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. However, as part of a prior agreement to acquire the rights to service the loans in these securitization trusts, the Company has certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates, which is the date each loan pool falls to 10% of the original principal amount. The Company will take control of the remaining collateral in the trusts when these calls are exercised, thus the clean-up call is deemed a variable interest as the Company will be required under this obligation to absorb any losses of the trusts subsequent to these calls, which could potentially be significant to each trust. Additionally, as servicer of these trusts, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the trusts.
The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $417.4 million.
For 7 of the 10 Non-Residual Trusts and 4 securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all 11 trusts, also has an obligation to reimburse a third party for the final $165.0 million in letters of credit, or LOCs, if drawn, which were issued to the 11 trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all 11 securitization trusts was $271.2 million and $273.6 million at March 31, 2014 and December 31, 2013, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated Variable Interest Entities section of this Note.
Servicer and Protective Advance Financing Facilities
Servicer and Protective Advance Financing Trust
In January 2014, a wholly-owned subsidiary of the Company entered into an Indenture Agreement whereby it transfers certain servicer and protective advances to a statutory trust, or the Trust. A portion of the advances transferred are financed by the Trust through the issuance of various classes of funding notes collateralized by the transferred advances. The principal and interest payments on the funding notes are paid from the recoveries or repayment of the underlying advances. Accordingly, the timing of principal payments is dependent on the recoveries or repayments received on the underlying advances collateralizing the funding notes.  As the Trust is engaged in operating activities which are restricted to financing servicer advances, it is deemed to be a VIE.  A subsidiary of the Company which services the mortgage loans to which the transferred servicer and protective advances relate has the power to direct the activities most significant to the economic performance of the Trust, as well as the obligation to absorb losses which could potentially be significant to the Trust, and thereby consolidates the Trust.
The advances pledged under the Indenture Agreement are recorded as servicer and protective advances, net while the amount of obligations to holders of the funding notes is recorded as servicing advance liabilities on the consolidated balance sheets. The assets of the Trust are pledged as collateral to satisfy the obligations under the Indenture Agreement. Those obligations are not cross-collateralized and the holders of the funding notes do not have recourse to the Company. Refer to Note 15 for additional information regarding the Indenture Agreement.
Servicer and Protective Advance Financing Subsidiary
A wholly-owned subsidiary of the Company, or the Subsidiary, engages in operating activities that are restricted to the purchase of servicer and protective advances from certain of the Subsidiary’s affiliates and assignment of those advances to various lenders under a financing agreement with a third-party agent. Due to these restrictions, the Subsidiary is deemed to be a VIE and the Company is deemed both to have the power to direct the activities most significant to the economic performance of the Subsidiary, as well as the obligation to absorb losses or receive residual returns, which could be potentially significant to the Subsidiary.

The assets and liabilities of the Subsidiary represent servicer and protective advances purchased from affiliates and obligations to lenders under a financing agreement, or the Receivables Loan Agreement. The amount of purchased advances under the Receivables Loan Agreement is recorded as servicer and protective advances, net while the amount of obligations to lenders under the Receivables Loan Agreement is recorded as servicing advance liabilities on the consolidated balance sheets. The assets of the Subsidiary are pledged as collateral to satisfy the obligations of lenders under the Receivables Loan Agreement. Those obligations are not cross-collateralized and the lenders do not have recourse to the Company. Refer to Note 15 for additional information regarding the Receivables Loan Agreement.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	March 31, 2014
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Cash and cash equivalents	$—	$—	$59	$59
Restricted cash and cash equivalents	45,480	14,170	8,645	68,295
Residential loans at amortized cost, net	1,361,010	—	—	1,361,010
Residential loans at fair value	—	569,097	—	569,097
Receivables at fair value	—	39,328	—	39,328
Servicer and protective advances, net	—	—	101,466	101,466
Other assets	48,441	1,115	282	49,838
Total assets	$1,454,931	$623,710	$110,452	$2,189,093

Liabilities
Payables and accrued liabilities	$7,766	$—	$46	$7,812
Servicing advance liabilities	—	—	97,675	97,675
Mortgage-backed debt	1,177,001	667,536	—	1,844,537
Total liabilities	$1,184,767	$667,536	$97,721	$1,950,024

	December 31, 2013
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$44,995	$13,086	$999	$59,080
Residential loans at amortized cost, net	1,377,711	—	—	1,377,711
Residential loans at fair value	—	587,265	—	587,265
Receivables at fair value	—	43,545	—	43,545
Servicer and protective advances, net	—	—	75,481	75,481
Other assets	54,544	1,302	408	56,254
Total assets	$1,477,250	$645,198	$76,888	$2,199,336

Liabilities
Payables and accrued liabilities	$8,391	$—	$81	$8,472
Servicing advance liabilities	—	—	67,905	67,905
Mortgage-backed debt	1,203,084	684,778	—	1,887,862
Total liabilities	$1,211,475	$684,778	$67,986	$1,964,239

The assets of the consolidated VIEs are pledged as collateral to the servicing advance liabilities and mortgage-backed debt and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated securitization trust is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts while the servicing advance liabilities are to be satisfied from the recoveries or repayments from the underlying advances. The consolidated VIEs are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts and lenders and holders of funding notes under the servicer and protective advance financing facilities do not have recourse to the Company. Refer to Note 17 for additional information regarding the mortgage-backed debt and related collateral and Note 15 for additional information regarding servicing advance liabilities.
For the Residual Trusts, interest income earned on the residential loans and interest expense incurred on the mortgage-backed debt, both of which are carried at amortized cost, are recorded on the consolidated statements of comprehensive income in interest income on loans and interest expense, respectively. Additionally, the Company records its estimate of probable incurred credit losses associated with the residential loans as provision for loan losses which is included in other expenses, net, on the consolidated statements of comprehensive income. Interest receipts on residential loans and interest payments on mortgage-backed debt are included in operating activities, while principal payments on residential loans are included in investing activities and payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.
For the Non-Residual Trusts, the change in fair value of residential loans, receivables, net and mortgage-backed debt, all of which are carried at fair value, are included in other net fair value losses on the consolidated statements of comprehensive income. Included in other net fair value losses is the interest income that is expected to be collected on the residential loans, the interest expense that is expected to be paid on the mortgage-backed debt, as well as the accretion of the fair value adjustments. Accordingly, the servicing fee that the Company expects to earn for servicing the assets of the Non-Residual Trusts is recognized in other net fair value losses as a component of the recognition of the expected interest income on the loans. The non-cash component of other net fair value losses is recognized as an adjustment in reconciling net income or loss to the net cash provided by or used in operating activities on the consolidated statements of cash flows. Principal payments on residential loans and draws on receivables, net are included in investing activities while payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.
Interest expense associated with the servicer and protective advance financing facilities is included in interest expense on the consolidated statements of comprehensive income. Changes in servicer and protective advances are included in operating activities while the issuances of and payments on servicing advance liabilities are included in financing activities on the consolidated statements of cash flows.
Unconsolidated Variable Interest Entities
The Company has variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs.
Servicing Arrangements with Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in 11 securitization trusts, 7 of which have been consolidated as described in the Consolidated VIEs section above, the Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn. The LOCs were issued by a third party as credit enhancements to these 11 securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders.
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

Other Servicing Arrangements
The Company is involved with other securitization trusts as servicer of the financial assets of the trusts. The Company’s servicing fees are anticipated to absorb more than an insignificant portion of the returns of the trusts and the Company has considered its contract to service the financial assets of the trusts a variable interest. Typically, the Company’s involvement as servicer allows it to control the activities of the trusts that most significantly impact the economic performance of the trusts, however, based on the nature of the trusts, the obligations to its beneficial interest holders are guaranteed. Further, the Company’s involvement as servicer is subject to substantive kick-out rights held by a single party, and there are no significant barriers to the exercise of those kick-out rights. As a result, the Company has determined that it is not the primary beneficiary of those trusts and those trusts are not consolidated on the Company’s balance sheets. The termination of the Company as servicer to the financial assets of the trusts would eliminate any future servicing revenues and related cash flows associated with the underlying financial assets held by the trusts.
The following table presents the carrying amounts of the Company’s assets that relate to its variable interests in the VIEs that are not consolidated, as well as its maximum exposure to loss and the amount of assets serviced by the Company which is represented by the unpaid principal balance of the total assets of these unconsolidated VIEs (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets					Unpaid Principal Balance of Total Assets of Unconsolidated VIEs
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Total	Maximum Exposure to Loss (1)
Servicing arrangements with a letter of credit reimbursement obligation
March 31, 2014	$1,740	$2,448	$155	$4,343	$169,343	$191,681
December 31, 2013	1,845	2,500	160	4,505	169,505	197,338
Other servicing arrangements
March 31, 2014	—	—	187	187	187	438,335
December 31, 2013	—	—	181	181	181	430,013
__________
(1) The Company's maximum exposure to loss related to these unconsolidated VIEs equals the carrying value of assets recognized on the consolidated balance sheets plus the obligation to reimburse a third party for the final $165.0 million drawn on LOCs discussed above, in the case of servicing arrangements with a letter of credit reimbursement obligation. The LOCs are associated with 11 securitization trusts, 7 of which are consolidated. Refer to additional information in the Consolidated Variable Interest Entities section above.
5. Transfers of Residential Loans
Transfers of Forward Loans
As part of its origination activities, the Company transfers, substantially all to Fannie Mae, forward loans it originates or purchases from third parties. The forward loans originated or purchased and subsequently transferred are conventional conforming mortgages which have been underwritten to the guidelines established by Fannie Mae. Securitization usually occurs within 20 days of loan closing or purchase in the form of mortgage-backed securities guaranteed by Fannie Mae, which are sold to third-party investors. The Company accounts for these transfers as sales and generally retains the servicing rights associated with the transferred loans. The Company receives a servicing fee for servicing the transferred loans, which represents continuing involvement.
The Company has elected to measure forward loans held for sale at fair value. The gains and losses on the transfer of forward loans held for sale are included in net gains on sales of loans on the consolidated statements of comprehensive income. Also included in net gains on sales of loans is interest income earned during the period the loans were held, changes in the fair value of loans, and the gain or loss on the related freestanding derivatives. Refer to Note 7 for information on these freestanding derivatives, which include interest rate lock commitments, or IRLCs, forward sales of agency to-be-announced securities, or forward sales commitments, and mortgage-backed securities, or MBS, purchase commitments. All activity related to forward loans held for sale and the related freestanding derivatives are included in operating activities on the consolidated statements of cash flows.

The following table presents a summary of cash flows related to transfers of forward loans accounted for as sales (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Proceeds received from transfers, net of fees	$4,047,743	$124,053
Servicing fees collected (1)	11,117	21
__________

(1)	Represents servicing fees collected on all loans transferred with servicing retained.
In connection with these transfers, the Company recorded servicing rights with an initial fair value of $52.6 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively. All servicing rights are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 12 for information relating to servicing of residential loans.
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 24 for further information. The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with forward loans that have been transferred with servicing rights retained and the unpaid principal balance of these transferred loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Transferred Loans
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Total
Servicing arrangements associated with transfers of forward loans
March 31, 2014	$226,958	$3,376	$556	$230,890	$18,287,357
December 31, 2013	192,962	6,023	437	199,422	14,672,986
At March 31, 2014 and December 31, 2013, $20.5 million and $9.1 million, respectively, in transferred forward loans serviced by the Company were 60 days or more past due.
Transfers of Reverse Loans
The Company, through its subsidiary, Reverse Mortgage Solutions, Inc., or RMS, is an approved issuer of Government National Mortgage Association, or Ginnie Mae, HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the Federal Housing Administration, or FHA. The Company both originates and acquires HECMs. The loans are then pooled and securitized into HMBS that the Company sells into the secondary market with servicing rights retained. Based upon the structure of the Ginnie Mae securitization program, the Company has determined that it has not met all of the requirements for sale accounting and accounts for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheets as residential loans. The proceeds from the transfer of reverse loans are recorded as HMBS related obligations with no gain or loss recognized on the transfer. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS to the extent of the collateralized participation interests in the HECMs, but does not have recourse to the general assets of the Company, except for obligations as servicer.
The Company elects to measure reverse loans and HMBS related obligations at fair value. The change in fair value of the reverse loans and HMBS related obligations are included in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income. Also included in net fair value gains on reverse loans and related HMBS obligations is the contractual interest income earned on the reverse loans and the contractual interest expense incurred on the HMBS related obligations in addition to fair value gains on reverse loans originated and additional participations issued. Net fair value gains on reverse loans and related HMBS obligations are recognized as an adjustment in reconciling net income or loss to the net cash provided by or used in operating activities on the consolidated statements of cash flows. Purchases and originations of and repayment of principal received on reverse loans held for investment are included in investing activities on the consolidated statements of cash flows. Proceeds from securitizations of reverse loans and payments on HMBS related obligations are included in financing activities on the consolidated statements of cash flows.

At March 31, 2014, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $8.3 billion and $9.1 billion, respectively. HMBS related obligations at fair value were $9.2 billion at March 31, 2014.
6. Fair Value
Basis or Measurement
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
The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through net income or loss. This election can only be made at certain specified dates and is irrevocable once made. Other than forward loans held for sale, all of which the Company has elected to measure at fair value, the Company does not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as assets and liabilities are acquired or incurred, other than for those assets and liabilities that are required to be recorded and subsequently measured at fair value. In addition, through business combinations, the Company recognized contingent liabilities for a mandatory repurchase obligation, a professional fees liability related to certain securitizations, and contingent earn-out payments that it measures at fair value on a recurring basis in accordance with the accounting guidance for business combinations.
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers into or out of Level 3, and there were no transfers between Level 1 and Level 2, during the three months ended March 31, 2014 and 2013.
Items Measured at Fair Value on a Recurring Basis
The following tables summarize the assets and liabilities in each level of the fair value hierarchy (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Reverse loans	$—	$—	$9,149,579	$9,149,579
Forward loans related to Non-Residual Trusts	—	—	569,097	569,097
Forward loans held for sale	—	630,456	—	630,456
Receivables related to Non-Residual Trusts	—	—	39,328	39,328
Servicing rights carried at fair value	—	—	1,513,830	1,513,830
Freestanding derivative instruments	—	3,713	38,190	41,903
Total assets	$—	$634,169	$11,310,024	$11,944,193

Liabilities
Freestanding derivative instruments	$—	$1,780	$720	$2,500
Mandatory repurchase obligation	—	—	7,937	7,937
Professional fees liability related to certain securitizations	—	—	6,228	6,228
Mortgage-backed debt related to Non-Residual Trusts	—	—	667,536	667,536
HMBS related obligations	—	—	9,166,998	9,166,998
Total liabilities	$—	$1,780	$9,849,419	$9,851,199

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Reverse loans	$—	$—	$8,738,503	$8,738,503
Forward loans related to Non-Residual Trusts	—	—	587,265	587,265
Forward loans held for sale	—	1,015,607	—	1,015,607
Receivables related to Non-Residual Trusts	—	—	43,545	43,545
Servicing rights carried at fair value	—	—	1,131,124	1,131,124
Freestanding derivative instruments	—	19,534	42,831	62,365
Total assets	$—	$1,035,141	$10,543,268	$11,578,409

Liabilities
Freestanding derivative instruments	$—	$2,127	$3,755	$5,882
Mandatory repurchase obligation	—	—	8,182	8,182
Professional fees liability related to certain securitizations	—	—	6,607	6,607
Contingent earn-out payments	5,900	—	—	5,900
Mortgage-backed debt related to Non-Residual Trusts	—	—	684,778	684,778
HMBS related obligations	—	—	8,652,746	8,652,746
Total liabilities	$5,900	$2,127	$9,356,068	$9,364,095
The following assets and liabilities are measured on the consolidated financial statements at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended March 31, 2014
	Fair Value January 1, 2014	Acquisition of EverBank Net Assets	Total Gains (Losses) Included in Net Income	Purchases	Issuances	Settlements	Fair Value March 31, 2014
Assets
Reverse loans	$8,738,503	$—	$205,409	$193,676	$129,463	$(117,472)	$9,149,579
Forward loans related to Non-Residual Trusts	587,265	—	10,783	—	—	(28,951)	569,097
Receivables related to Non-Residual Trusts	43,545	—	(987)	—	—	(3,230)	39,328
Servicing rights carried at fair value	1,131,124	58,680	(47,634)	319,047	52,613	—	1,513,830
Freestanding derivative instruments (IRLCs)	42,831	—	(4,641)	—	—	—	38,190
Total assets	$10,543,268	$58,680	$162,930	$512,723	$182,076	$(149,653)	$11,310,024

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,755)	$—	$3,035	$—	$—	$—	$(720)
Mandatory repurchase obligation	(8,182)	—	(242)	—	—	487	(7,937)
Professional fees liability related to certain securitizations	(6,607)	—	(178)	—	—	557	(6,228)
Mortgage-backed debt related to Non-Residual Trusts	(684,778)	—	(11,835)	—	—	29,077	(667,536)
HMBS related obligations	(8,652,746)	—	(188,173)	—	(445,046)	118,967	(9,166,998)
Total liabilities	$(9,356,068)	$—	$(197,393)	$—	$(445,046)	$149,088	$(9,849,419)

	For the Three Months Ended March 31, 2013
	Fair Value January 1, 2013	Acquisition of ResCap Net Assets	Total Gains (Losses) Included in Net Income	Purchases	Sales	Issuances	Settlements	Fair Value March 31, 2013
Assets
Reverse loans (1)	$6,047,108	$—	$83,277	$794,397	$(76,169)	$308,191	$(49,861)	$7,106,943
Forward loans related to Non-Residual Trusts	646,498	—	13,019	—	—	—	(32,087)	627,430
Receivables related to Non-Residual Trusts	53,975	—	3,837	—	—	—	(4,141)	53,671
Servicing rights carried at fair value	26,382	242,604	(21,075)	517,742	—	1,290	—	766,943
Freestanding derivative instruments (IRLCs)	949	—	58,624	—	—	—	—	59,573
Total assets	$6,774,912	$242,604	$137,682	$1,312,139	$(76,169)	$309,481	$(86,089)	$8,614,560

Liabilities
Mandatory repurchase obligation	$(9,999)	$—	$(162)	$—	$—	$—	$466	$(9,695)
Professional fees liability related to certain securitizations	(8,147)	—	(220)	—	—	—	628	(7,739)
Contingent earn-out payments	(6,100)	—	(3,694)	—	—	—	—	(9,794)
Mortgage-backed debt related to Non-Residual Trusts	(757,286)	—	(14,005)	—	—	—	32,857	(738,434)
HMBS related obligations	(5,874,552)	—	(42,017)	—	—	(1,028,744)	57,730	(6,887,583)
Total liabilities	$(6,656,084)	$—	$(60,098)	$—	$—	$(1,028,744)	$91,681	$(7,653,245)
_______
(1) Includes $28.5 million in reverse loans held for sale at January 1, 2013. There were no reverse loans held for sale at March 31, 2013.
All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on IRLCs and servicing rights carried at fair value, are recognized in either other net fair value losses or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income. Gains and losses relating to IRLCs are recorded in net gains on sales of loans and changes in fair value of servicing rights carried at fair value are recorded in net servicing revenue and fees on the consolidated statements of comprehensive income. Total gains and losses included in net income or loss include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of changes in valuation inputs and assumptions.
The Company’s valuation committee determines and approves valuation policies and unobservable inputs used to estimate the fair value of items measured at fair value on a recurring basis, except for IRLCs and the contingent earn-out payments. The valuation committee consists of certain members of the management team responsible for accounting, treasury, servicing operations, and credit risk. The valuation committee meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by the Company’s credit risk group. The valuation committee also reviews discount rate assumptions and related available market data. Similar procedures are followed by the Company’s asset liability committee responsible for IRLCs and a sub-set of management responsible for the contingent earn-out payments. These fair values are approved by senior management.
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

•
Forward loans related to Non-Residual Trusts — These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the loans including, but not limited to, assumptions for prepayment, default, loss severity, and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for these assets is primarily based on the collateral and credit risk characteristics of these loans, combined with an assessment of market interest rates. Conditional prepayment rate, conditional default rate, and loss severity are considered to be the most significant unobservable inputs. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

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

Servicing rights carried at fair value — The Company accounts for servicing rights associated with the risk-managed loan class at fair value. The Company uses the assistance of a third-party valuation specialist to develop the discounted cash flow model used to estimate the fair value of its servicing rights. The model utilizes several sensitive assumptions which are reviewed and approved by the Company, the most sensitive of which are assumptions for mortgage prepayment speeds, default rates and discount rates. The Company believes these sensitive assumptions reflect those that a market participant would use in determining fair value. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion. These assumptions require the use of judgment and can have a significant impact on the determination of the servicing rights’ fair value. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The Company classifies these servicing rights within Level 3 of the fair value hierarchy accordingly.

Freestanding derivative instruments — Fair values of IRLCs are derived by using both valuation models incorporating current market information or through observation of market pricing for instruments with similar characteristics and by estimating the fair value of the servicing rights expected to be recorded at sale of the loan and are adjusted for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs. IRLCs are classified as Level 3. The loan funding probability ratio represents the aggregate likelihood that loans currently in a lock position will ultimately close, which is largely dependent on the loan processing stage that a loan is currently in and changes in interest rates from the time of the rate lock through the time a loan is closed. IRLCs have positive fair value at inception and change in value as interest rates and loan funding probability change. Significant changes in loan funding probability and the servicing rights component of IRLCs, in isolation, could result in a significant change to the fair value measurement. Rising interest rates have a positive effect on the fair value of the servicing rights component of the IRLC fair value and increase the loan funding probability. An increase in loan funding probability (i.e., higher aggregate likelihood of loans estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing, to a lower loss, if in a loss position. A significant increase (decrease) to the fair value of servicing rights in isolation could result in a significantly higher (lower) fair value measurement.
The fair value of forward sales commitments and MBS purchase commitments is determined based on observed market pricing for similar instruments; therefore, these contracts are classified as Level 2. Counterparty credit risk is taken into account when determining fair value, although the impact is diminished by daily margin posting on all forward sales and purchase derivatives.
Freestanding derivative instruments are included in either other assets or payables and accrued liabilities on the consolidated balance sheets. Refer to Note 7 for additional information on freestanding derivative financial instruments.
Mandatory repurchase obligation — This contingent liability relates to a mandatory obligation for the Company to repurchase loans from the Federal Home Loan Mortgage Corporation, or Freddie Mac, when the loans become 90 days delinquent. The Company estimates the fair value of this obligation based on the expected net present value of expected future cash flows using Level 3 assumptions that it believes a market participant would consider in valuing the liability including, but not limited to, assumptions for prepayment, default, and loss severity rates applicable to the historical and projected performance of the underlying loans. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. Conditional prepayment rate, conditional default rate, and loss severity are considered to be the most significant unobservable inputs. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The mandatory repurchase obligation is included in payables and accrued liabilities on the consolidated balance sheets.
Professional fees liability related to certain securitizations — This contingent liability primarily relates to payments for surety and broker fees that the Company will be required to make over the remaining life of certain consolidated and unconsolidated securitization trusts. The Company estimates the fair value of this liability using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of the expected cash flows of the professional fees required to be paid related to the securitization trusts. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing these liabilities including, but not limited to, estimates of collateral prepayment, default and discount rates. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, as well as for current and expected relevant market conditions. Collateral performance assumptions are primarily based on analyses of historical and projected performance trends, as well as the Company’s assessment of current and future economic conditions. The discount rate assumption for this liability is primarily based on collateral characteristics combined with an assessment of market interest rates. Conditional prepayment rate and conditional default rate are considered to be the most significant unobservable inputs. A significant increase (decrease) to this input could result in a significantly lower (higher) fair value measurement. The professional fees liability related to certain securitizations is included in payables and accrued liabilities on the consolidated balance sheets.
Contingent earn-out payments — At December 31, 2013 and March 31, 2013, the estimated fair value of this contingent liability, which is related to the Company's acquisition of Security One Lending, or S1L, is based on the average earn-out payment under multiple outcomes as determined by a Monte-Carlo simulation, discounted to present value using credit-adjusted discount rates. The average payment outcomes calculated by the Monte-Carlo simulation were derived utilizing Level 3 unobservable inputs, the most significant of which include the assumptions for forecasted financial performance of S1L and financial performance volatility. At June 30, 2013, the Company revised its estimate of the fair value of the contingent earn-out payments to $10.9 million, the maximum earn-out, based on S1L’s performance during the six months ended June 30, 2013. Other than the payment of $5.0 million made to the prior owners of S1L during the year ended December 31, 2013, no subsequent adjustments to this liability were made and the final amount to be paid was fixed and determinable at December 31, 2013. Therefore the liability was transferred out of Level 3 and was classified as Level 1 at December 31, 2013. The remaining liability recorded at December 31, 2013 was paid in February 2014. Contingent earn-out payments are included in payables and accrued liabilities on the consolidated balance sheets.
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
HMBS related obligations — This liability is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability including, but not limited to, assumptions for repayments, discount rate, and borrower mortality rates for reverse loans. The discount rate assumption for these liabilities is based on an assessment of current market yields for newly-issued HMBS, expected duration, and current market interest rates. The yield on seasoned HMBS is adjusted based on the duration of each HMBS and assuming a constant spread to the swap curve. Weighted-average remaining life in years, conditional repayment rate, and discount rate are considered to be the most significant unobservable inputs. Significant increases (decreases) in any of those inputs in isolation could result in a significantly higher (lower) fair value measurement.

The Company utilizes a discounted cash flow method in the fair value measurement of all Level 3 assets and liabilities included on the consolidated financial statements at fair value on a recurring basis, with the exception of IRLCs for which the Company utilizes a market approach. The following table presents the significant unobservable inputs used in the fair value measurement of these assets and liabilities at March 31, 2014.

	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years	1.8 - 13.0	4.4
	Conditional repayment rate	11.03% - 38.28%	21.05%
	Discount rate	1.36% - 5.29%	2.81%
Forward loans related to Non-Residual Trusts	Conditional prepayment rate	2.24% - 3.88%	3.05%
	Conditional default rate	1.30% - 3.94%	2.88%
	Loss severity	77.92% - 92.22%	87.69%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	1.96% - 3.60%	2.71%
	Conditional default rate	1.49% - 4.22%	3.13%
	Loss severity	75.07% - 89.38%	84.82%
Servicing rights carried at fair value	Weighted-average remaining life in years	5.8 - 10.1	6.6
	Discount rate	8.44% - 18.11%	9.59%
	Conditional prepayment rate	4.46% - 9.41%	7.54%
	Conditional default rate	0.20% - 5.58%	2.68%
Interest rate lock commitments	Loan funding probability	1.80% - 100%	75.62%
	Fair value of servicing rights	1.51 - 5.60	4.16

Liabilities
Mandatory repurchase obligation	Conditional prepayment rate	4.22%	4.22%
	Conditional default rate	2.72%	2.72%
	Loss severity	73.84%	73.84%
Professional fees liability related to certain securitizations	Conditional prepayment rate	1.96% - 4.54%	2.82%
	Conditional default rate	1.49% - 4.22%	3.14%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	1.96% - 3.60%	2.71%
	Conditional default rate	1.49% - 4.22%	3.13%
	Loss severity	75.07% - 89.38%	84.82%
HMBS related obligations	Weighted-average remaining life in years	1.7 - 8.0	4.0
	Conditional repayment rate	10.44% - 40.69%	20.70%
	Discount rate	0.96% - 4.32%	2.23%
Interest rate lock commitments	Loan funding probability	15.00% - 100%	81.61%
	Fair value of servicing rights	1.61 - 5.60	4.40
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary rates have been presented as conditional prepayment rate and conditional default rates, respectively.

(3)
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

	March 31, 2014	December 31, 2013
Real estate owned, net	$74,380	$73,573
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net at March 31, 2014 measured on the consolidated financial statements at fair value on a non-recurring basis:

	Significant Unobservable Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity	0.00% - 48.18%	8.83%
At the time a residential loan becomes real estate owned, the Company records the property at the lower of its carrying amount or estimated fair value less estimated costs to sell. Upon foreclosure and through liquidation, the Company evaluates the property’s fair value as compared to its carrying amount and records a valuation adjustment, which is recorded in other expenses, net on the consolidated statements of comprehensive income, when the carrying amount exceeds fair value. The Company held real estate owned, net of $38.8 million, $34.5 million and $1.1 million in the Loans and Residuals, Reverse Mortgage, and Other segments, respectively, at March 31, 2014. The Company held real estate owned, net of $45.3 million, $27.0 million and $1.3 million in the Loans and Residuals, Reverse Mortgage, and Other segments, respectively, at December 31, 2013. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. Management approves valuations that have been determined using the historical severity rate method.
Included in other expenses, net are lower of cost or fair value adjustments of $0.4 million and less than $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Fair Value of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value on a recurring or non-recurring basis and their respective levels within the fair value hierarchy (in thousands):

	March 31, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$562,704	$562,704	Level 1	$491,885	$491,885
Restricted cash and cash equivalents	701,865	701,865	Level 1	804,803	804,803
Residential loans at amortized cost, net	1,378,445	1,326,069	Level 3	1,394,871	1,341,376
Receivables, net:
Insurance premium receivables	103,369	98,248	Level 3	103,149	97,902
Other	128,988	128,988	Level 1	172,501	172,501
Servicer and protective advances, net	1,400,367	1,349,673	Level 3	1,381,434	1,332,315

Financial liabilities
Payables and accrued liabilities:
Payables to insurance carriers	71,885	70,939	Level 3	69,489	68,470
Other	513,011	513,011	Level 1	398,079	398,079
Servicer payables	626,595	626,595	Level 1	735,225	735,225
Servicing advance liabilities (1)	994,654	996,467	Level 3	970,884	971,286
Debt (1)	2,878,422	2,949,160	Level 2	3,314,081	3,408,272
Mortgage-backed debt carried at amortized cost (1)	1,164,015	1,165,513	Level 3	1,189,536	1,192,510
__________

(1)	The carrying amounts of servicing advance liabilities, debt, and mortgage-backed debt carried at amortized cost are net of deferred issuance costs.

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
Residential loans carried at amortized cost — The methods and assumptions used to estimate the fair value of residential loans carried at amortized cost are the same as those described for forward loans related to Non-Residual Trusts carried at fair value on a recurring basis.
Insurance premium receivables — The estimated fair value of these receivables is based on the net present value of the expected cash flows. The determination of fair value includes assumptions related to the underlying collateral serviced by the Company, such as delinquency and default rates, as the insurance premiums are collected as part of the borrowers’ loan payments or from the related trusts.
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
Fair Value Option
Other than forward loans held for sale, all of which the Company has elected to measure at fair value, the Company does not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as assets and liabilities are acquired or incurred, other than for those assets and liabilities which are required to be recorded and subsequently measured at fair value. The Company has elected the fair value option for certain financial instruments, including forward loans, receivables and mortgage-backed debt related to the Non-Residual Trusts, forward loans held for sale, and reverse loans and HMBS related obligations. The fair value option was elected for these assets and liabilities as the Company believes fair value best reflects the expected future economic performance of these assets and liabilities. The yield on forward loans of the Non-Residual Trusts and reverse loans along with any change in fair value are recorded in either other net fair value losses or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income. The yield on forward loans held for sale along with any change in fair value is recorded in net gains on sales of loans on the consolidated statements of comprehensive income. The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected as well as accretion of fair value adjustments.
Presented in the table below is the estimated fair value and unpaid principal balance of loans, receivables and debt instruments for which the Company has elected the fair value option (in thousands):

	March 31, 2014		December 31, 2013
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans and receivables at fair value under the fair value option
Reverse loans (1)	$9,149,579	$8,422,714	$8,738,503	$8,135,927
Forward loans related to Non-Residual Trusts	569,097	707,329	587,265	727,110
Forward loans held for sale (1)	630,456	599,790	1,015,607	976,774
Receivables related to Non-Residual Trusts (2)	39,328	39,711	43,545	43,988
Total	$10,388,460	$9,769,544	$10,384,920	$9,883,799

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$667,536	$715,453	$684,778	$735,379
HMBS related obligations (2)	9,166,998	8,346,009	8,652,746	7,959,711
Total	$9,834,534	$9,061,462	$9,337,524	$8,695,090
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 16 for further information.

(2)
For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs. For the HMBS related obligations, the unpaid principal balance represents the balance outstanding.

Included in forward loans related to Non-Residual Trusts are loans that are 90 days or more past due that have a fair value of $1.5 million and $1.7 million, and an unpaid principal balance of $8.4 million and $9.4 million, at March 31, 2014 and December 31, 2013, respectively.
Included in other net fair value losses and net fair value gains on reverse loans and related HMBS obligations are fair value gains and losses from instrument-specific credit risk that include changes in fair value due to changes in assumptions related to prepayments, defaults, and severity. The Company recorded fair value gains (losses) from changes in instrument-specific credit risk for forward loans related to Non-Residual Trusts, reverse loans, and receivables related to Non-Residual Trusts of $0.7 million, $(5.9) million and $(1.1) million for the three months ended March 31, 2014, respectively. The Company recorded fair value gains (losses) from changes in instrument-specific credit risk for forward loans related to Non-Residual Trusts, reverse loans, and receivables related to Non-Residual Trusts of $(4.7) million, $3.6 million and $3.0 million for the three months ended March 31, 2013, respectively. Due to the short holding period of forward loans held for sale, related fair value gains and losses from instrument-specific credit risk are insignificant.

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Realized gains on sales of loans	$86,833	$8,308
Change in unrealized gains (losses) on loans held for sale	(4,176)	13,626
Net fair value gains (losses) on freestanding derivatives	(37,395)	54,684
Capitalized servicing rights	52,613	1,290
Provision for repurchases	(2,186)	(171)
Interest income	8,345	788
Other	—	(80)
Net gains on sales of loans	$104,034	$78,445
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net fair value gains (losses) on reverse loans and related HMBS obligations
Interest income on reverse loans	$96,881	$77,267
Change in fair value of reverse loans	108,528	1,538
Net fair value gains on reverse loans	205,409	78,805

Interest expense on HMBS related obligations	(90,560)	(69,675)
Change in fair value of HMBS related obligations	(97,613)	27,658
Net fair value losses on HMBS related obligations	(188,173)	(42,017)
Net fair value gains on reverse loans and related HMBS obligations	$17,236	$36,788
Other Net Fair Value Losses
Provided in the table below is a summary of the components of other net fair value losses (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Other net fair value gains (losses)
Assets of Non-Residual Trusts	$9,796	$16,856
Liabilities of Non-Residual Trusts	(11,835)	(14,005)
Mandatory repurchase obligation	(242)	(162)
Professional fees liability related to certain securitizations	(178)	(220)
Contingent earn-out payments	—	(3,694)
Other	(44)	(36)
Other net fair value losses	$(2,503)	$(1,261)

7. Freestanding Derivative Financial Instruments
The Company enters into commitments to originate and purchase forward loans at interest rates that are determined prior to the funding or purchase of the loan, which are referred to as IRLCs. IRLCs are considered freestanding derivatives and are recorded at fair value at inception within other assets or payables and accrued liabilities on the consolidated balance sheets. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan and changes in the probability that the loan will fund within the terms of the commitment. Changes in the fair value of the IRLCs are included in net gains on sales of loans on the consolidated statements of comprehensive income.
The Company uses derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and forward loans held for sale. The Company may also enter into commitments to purchase MBS purchase commitments as part of its overall hedging strategy. The Company has elected not to designate these freestanding derivatives as hedging instruments under GAAP. The fair value of these instruments are recorded in other assets or payables and accrued liabilities on the consolidated balance sheets with changes in the fair values included in net gains on sales of loans on the consolidated statements of comprehensive income. Cash flows related to IRLCs, forward sales commitments, and MBS purchase commitments are included in operating activities on the consolidated statements of cash flows.
In connection with the forward sales commitments and MBS purchase commitments, the Company has entered into collateral agreements with its counterparties whereby both parties are required to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds, which mitigates counterparty credit risk. The right to receive cash collateral placed by the Company with its counterparties is included in other assets and the obligation to return collateral received by the Company from its counterparties is included within payables and accrued liabilities on the consolidated balance sheets. The Company has elected to record derivative assets and liabilities and related collateral on a gross basis, even when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty.
The interest rate risk management derivative transactions described above are measured in terms of the notional amount. With the exception of IRLCs, the notional amount is generally not exchanged and is used only as a basis on which interest and other payments are determined.
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities not designated as hedging instruments as well as cash collateral (in thousands):

	March 31, 2014			December 31, 2013
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$1,964,474	$38,190	$720	$2,202,638	$42,831	$3,755
Forward sales commitments	2,191,957	3,713	1,627	2,903,700	19,534	247
MBS purchase commitments	130,500	—	153	308,700	—	1,880
Total derivative instruments		$41,903	$2,500		$62,365	$5,882
Cash collateral		$640	$2,695		$—	$19,148
Derivative positions subject to netting arrangements allow the Company to net settle asset and liability positions, as well as cash collateral, with the same counterparty and include all forward sale commitments, MBS purchase commitments, and cash collateral at March 31, 2014 and December 31, 2013 included in the table above. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $2.2 million and $2.3 million, and liability positions of $2.3 million and $4.1 million at March 31, 2014 and December 31, 2013, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and collateral against amounts associated with the master repurchase agreement with that same counterparty. At March 31, 2014, the Company’s net derivative liability position of $1.4 million with that counterparty could be offset against any over collateralized positions associated with the master repurchase agreement to the extent available. Over collateralized positions on master repurchase agreements are not reflected as collateral in the table above.

Gains and losses related to derivatives not designated as hedging instruments are recorded as a component of net gains on sales of loans on the consolidated statements of comprehensive income. The following table summarizes these gains and losses (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Gains (losses) on interest rate lock commitments	$(1,606)	$58,621
Losses on forward sales commitments	(35,856)	(3,937)
Gains on MBS purchase commitments	67	—
Net fair value gains (losses) on derivatives	$(37,395)	$54,684
8. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net consist of forward loans held for investment. The majority of these residential loans are held in securitization trusts that have been consolidated. Refer to Note 4 for further information regarding VIEs.
Residential loans at amortized cost, net are comprised of the following types of loans (in thousands):

	March 31, 2014	December 31, 2013
Forward loans in Residual Trusts	$1,361,010	$1,377,711
Unencumbered forward loans	17,435	17,160
Residential loans at amortized cost, net	$1,378,445	$1,394,871
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	March 31, 2014	December 31, 2013
Residential loans, principal balance	$1,521,166	$1,542,056
Unamortized premiums (discounts) and other cost basis adjustments, net (1)	(130,637)	(132,865)
Allowance for loan losses	(12,084)	(14,320)
Residential loans at amortized cost, net	$1,378,445	$1,394,871
__________

(1)
Included in unamortized premiums (discounts) and other cost-basis adjustments, net is $11.8 million and $12.8 million of accrued interest receivable at March 31, 2014 and December 31, 2013, respectively.

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
The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Balance at beginning of the period	$14,320	$20,435
Provision for loan losses (1)	(1,004)	1,726
Charge-offs, net of recoveries (2)	(1,232)	(2,229)
Balance at end of the period	$12,084	$19,932
__________

(1)	Provision for loan losses is included in other expense, net on the consolidated statements of comprehensive income.

(2)	Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $1.1 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively.
The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans at amortized cost by basis of accounting (in thousands):

	March 31, 2014	December 31, 2013
Allowance for loan losses
Loans collectively evaluated for impairment	$10,475	$13,058
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	1,609	1,262
Total	$12,084	$14,320

Recorded investment in residential loans at amortized cost
Loans collectively evaluated for impairment	$1,364,838	$1,383,252
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	25,691	25,939
Total	$1,390,529	$1,409,191
 Aging of Past Due Residential Loans
Residential loans at amortized cost are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash-basis method of accounting. Residential loans are removed from non-accrual status when there is no longer significant uncertainty regarding collection of the principal and the associated interest. If a non-accrual loan is returned to accruing status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. In the case of loans with an approved repayment plan, including plans approved by the bankruptcy court, delinquency is based on the modified due date of the loan. Loan balances are charged off when it becomes evident that balances are not collectible.

The following table presents the aging of the residential loan portfolio accounted for at amortized cost, net (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Residential Loans	Non- Accrual Loans
Recorded investment in residential loans at amortized cost
March 31, 2014	$12,596	$5,590	$51,517	$69,703	$1,320,826	$1,390,529	$51,517
December 31, 2013	18,798	7,186	54,836	80,820	1,328,371	1,409,191	54,836
Credit Risk Profile Based on Delinquencies
Factors that are important to managing overall credit quality and minimizing loan losses include sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, an appropriate allowance for loan losses, and sound non-accrual and charge-off policies. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. The Company increases its monitoring of residential loans when the loans become delinquent. The Company considers all loans 30 days or more past due to be non-performing. The classification of delinquencies, and thus the non-performing calculation, excludes from delinquent amounts those accounts that have an approved repayment plan and are paying their mortgage payments in contractual compliance with the plan.
The following table presents the recorded investment in residential loans accounted for at amortized cost by credit quality indicator (in thousands):

	March 31, 2014	December 31, 2013
Performing	$1,320,826	$1,328,371
Non-performing	69,703	80,820
Total	$1,390,529	$1,409,191

9. Residential Loans at Fair Value
Residential loans at fair value are comprised of the following types of loans (in thousands):

	March 31, 2014	December 31, 2013
Reverse loans	$9,149,579	$8,738,503
Forward loans in Non-Residual Trusts	569,097	587,265
Forward loans held for sale	630,456	1,015,607
Residential loans at fair value	$10,349,132	$10,341,375
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value include reverse loans and forward loans in Non-Residual Trusts. The Company purchased reverse loans to be held for investment in the amount of $193.7 million and $795.3 million and originated $129.4 million and $270.1 million in reverse loans held for investment during the three months ended March 31, 2014 and 2013, respectively.
Residential Loans Held for Sale
The Company sells or securitizes forward loans it originates or purchases from third parties generally in the form of mortgage-backed securities that are guaranteed by Fannie Mae. The Company accounts for these transfers as sales and typically retains the right to service the loans. Refer to Note 5 for additional information regarding these transfers of residential loans.

A reconciliation of the changes in residential loans held for sale to the amounts presented on the consolidated statements of cash flows is presented in the following table (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$1,015,607	$45,065
Purchases and originations of loans held for sale	3,583,548	433,017
Proceeds from sales of and payments on loans held for sale (1)	(4,059,701)	(227,461)
Realized gains on sales of loans (2)	86,833	8,308
Change in unrealized gains (losses) on loans held for sale (2)	(4,176)	13,626
Interest income (2)	8,345	788
Transfers from loans held for investment	—	5,140
Other	—	(9)
Balance at end of period	$630,456	$278,474
_______

(1)	Realized gains (losses) on hedging activities were $(20.3) million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Amount is a component of net gains on sales of loans on the consolidated statements of comprehensive income. Refer to Note 6 for additional information.

10. Receivables, Net
Receivables, net consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Insurance premium receivables	$103,369	$103,149
Servicing fee receivables	59,993	54,794
Receivables related to Non-Residual Trusts	39,328	43,545
Income tax receivables	26,731	53,495
Other receivables	45,753	67,126
Total receivables	275,174	322,109
Less: Allowance for uncollectible receivables	(3,489)	(2,914)
Receivables, net	$271,685	$319,195

11. Servicer and Protective Advances, Net
Service and protective advances, net consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Servicer advances	$59,019	$53,473
Protective advances	1,401,850	1,380,199
Total servicer and protective advances	1,460,869	1,433,672
Less: Allowance for uncollectible advances	(60,502)	(52,238)
Servicer and protective advances, net	$1,400,367	$1,381,434

The following table shows the activity in the allowance for uncollectible advances (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$52,238	$24,114
Provision for uncollectible advances	12,683	4,900
Charge-offs, net of recoveries and other	(4,419)	(2,111)
Balance at end of period	$60,502	$26,903
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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	March 31, 2014		December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party investors (1)
Capitalized servicing rights	1,602,916	$179,673,881	1,310,357	$146,143,213
Capitalized sub-servicing (2)	228,012	12,954,421	235,112	13,369,236
Sub-servicing	380,475	46,217,704	393,640	47,006,325
Total third-party servicing portfolio	2,211,403	238,846,006	1,939,109	206,518,774
On-balance sheet residential loans and real estate owned	111,674	11,303,677	112,687	11,442,362
Total servicing portfolio (3)	2,323,077	$250,149,683	2,051,796	$217,961,136
__________

(1)	Includes real estate owned serviced for third parties.

(2)	Consists of sub-servicing contracts acquired through business combinations.

(3)	Includes accounts serviced by the Servicing and Reverse Mortgage segments.
Net Servicing Revenue and Fees
The Company services loans for itself, as well as for third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing, Asset Receivables Management, and Reverse Mortgage segments (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Servicing fees	$166,033	$119,872
Incentive and performance fees	42,857	33,725
Ancillary and other fees (1)	22,653	15,811
Servicing revenue and fees	231,543	169,408
Amortization of servicing rights	(11,117)	(11,324)
Change in fair value of servicing rights	(47,634)	(21,075)
Net servicing revenue and fees	$172,792	$137,009
__________

(1)	Includes late fees of $12.3 million and $7.3 million for the three months ended March 31, 2014 and 2013, respectively.

Servicing Rights
Servicing rights are represented by three classes, which consist of a risk-managed forward loan class, or the risk-managed loan class, a forward loan class, and a reverse loan class. These classes are based on the availability of market inputs used in determining the fair values of servicing rights and risk management strategies available to the Company. Risks inherent in servicing rights include prepayment and interest rate risks. The risk-managed loan class includes portfolios for which the Company may apply a hedging strategy in the future. At initial recognition, the fair value of the servicing right is established using assumptions consistent with those used to establish the fair value of existing servicing rights. Subsequent to initial capitalization, servicing rights are accounted for using either the fair value method or the amortization method based on the servicing class. Servicing rights carried at amortized cost consist of the forward loan class and the reverse loan class. Servicing rights carried at fair value consist of the risk-managed loan class.
Servicing Rights at Amortized Cost
The following tables summarize the activity in the carrying value of servicing rights accounted for at amortized cost by class (in thousands):

	For the Three Months Ended March 31, 2014
	Forward Loan	Reverse Loan	Total
Balance at beginning of the period	$161,782	$11,994	$173,776
Amortization	(10,367)	(750)	(11,117)
Impairment	—	—	—
Balance at end of the period	$151,415	$11,244	$162,659

	For the Three Months Ended March 31, 2013
	Forward Loan	Reverse Loan	Total
Balance at beginning of the period	$227,191	$15,521	$242,712
Reclassifications (1)	(26,382)	—	(26,382)
Purchases	36	—	36
Amortization	(10,406)	(918)	(11,324)
Impairment	—	—	—
Balance at beginning of the period	$190,439	$14,603	$205,042
_______
(1) Represents servicing rights for which the Company elected fair value accounting as of January 1, 2013. This election had no impact on retained earnings.
Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the forward loan class, and reverse mortgages for the reverse loan class. At March 31, 2014, the fair value of servicing rights for the forward loan class and the reverse loan class was $182.2 million and $15.6 million, respectively. At December 31, 2013, the fair value of servicing rights for the forward loan class and the reverse loan class was $192.1 million and $15.9 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.

The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	March 31, 2014
	Forward Loan	Reverse Loan
Fair value of servicing rights carried at amortized cost	$182,211	$15,589
Inputs and assumptions:
Weighted-average remaining life in years	5.3	2.8
Weighted-average stated borrower interest rate on underlying collateral	7.81%	3.23%
Weighted-average discount rate	11.66%	18.00%
Conditional prepayment rate	6.77%	(1)
Conditional default rate	3.70%	(1)
Conditional repayment rate	(2)	26.78%
__________

(1)
For the reverse loan class, conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	For the forward loan class, both voluntary and involuntary rates have been presented as conditional prepayment rate and conditional default rates, respectively.
The valuation of servicing rights is affected by the underlying assumptions above. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.
Servicing Rights at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Balance at beginning of period (1)	$1,131,124	$26,382
Acquisition of EverBank net assets	58,680	—
Acquisition of ResCap net assets	—	242,604
Purchases (2)	319,047	517,742
Servicing rights capitalized upon transfers of loans	52,613	1,290
Changes in fair value due to:
Changes in valuation inputs or other assumptions (3)	(25,618)	(3,980)
Other changes in fair value (4)	(22,016)	(17,095)
Balance at end of period	$1,513,830	$766,943
__________

(1)
There were no servicing rights carried at fair value at December 31, 2012. The balance at the beginning of the 2013 period presented above represents those servicing rights for which the Company elected fair value accounting as of January 1, 2013.

(2) Purchases for the three months ended March 31, 2014 primarily include a pool of Fannie Mae MSRs. Refer to Note 1 for additional information. Purchases for the three months ended March 31, 2013 primarily include servicing rights associated with an asset purchase from Bank of America.
(3) Represents the change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.
(4) Represents the change in the servicing rights carried at fair value due to the realization of expected cash flows over time.

The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	March 31, 2014	December 31, 2013
Weighted-average remaining life in years	6.6	6.8
Weighted-average stated borrower interest rate on underlying collateral	5.00%	5.20%
Weighted-average discount rate	9.59%	9.76%
Conditional prepayment rate	7.54%	7.06%
Conditional default rate	2.68%	2.90%
The valuation of servicing rights is affected by the underlying assumptions above. Should the actual performance and timing differ materially from the Company's projected assumptions, the estimate of fair value of the servicing rights could be materially different.
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted-average of certain significant assumptions used in valuing these assets (dollars in thousands):

	March 31, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Weighted-average discount rate	9.59%	$(62,414)	$(120,235)	9.76%	$(49,687)	$(95,531)
Conditional prepayment rate	7.54%	(60,865)	(117,666)	7.06%	(47,114)	(88,411)
Conditional default rate	2.68%	(30,258)	(46,148)	2.90%	(12,778)	(25,110)
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
Fair Value of Originated Servicing Rights
For forward loans transferred with servicing retained, the Company used the following inputs and assumptions to determine the fair value of servicing rights at the dates of transfer. These servicing rights are included in servicing rights capitalized upon transfers of loans in the table presented above that summarizes the activity in servicing rights accounted for at fair value.

	For the Three Months Ended March 31,
	2014	2013
Weighted-average life in years	7.0 - 7.7	6.1 - 7.6
Weighted-average stated borrower interest rate on underlying collateral	4.48% - 4.67%	4.00% - 4.20%
Weighted-average discount rates	9.50%	10.20% - 12.30%
Conditional prepayment rates	7.26% - 8.35%	5.40% - 8.10%
Conditional default rates	0.64% - 0.66%	0.50% - 0.60%

13. Other Assets
Other assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Real estate owned, net	$74,380	$73,573
Deferred debt issuance costs	58,500	57,517
Derivative instruments	41,903	62,365
Acquisition deposits (1)	2,232	175,048
Other	44,207	44,573
Total other assets	$221,222	$413,076
_______

(1)
Acquisition deposits at December 31, 2013 are related to the acquisitions of the EverBank net assets and a pool of Fannie Mae MSRs. Investor approvals for these transactions were obtained during the three months ended March 31, 2014. At March 31, 2014, acquisition deposits were related to EverBank private-label MSRs pending investor consent. Refer to Note 1 for additional information on these transactions.

14. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Servicing rights and related advances purchases payable (1)	$179,778	$12,741
Payables to insurance carriers	71,885	69,489
Employee-related liabilities	63,282	90,788
Accounts payable and accrued liabilities	62,242	55,174
Curtailment liability	56,524	53,905
Originations liability	38,915	50,042
Accrued interest payable	29,476	18,416
Uncertain tax positions	20,743	20,550
Acquisition related escrow funds payable to sellers	15,942	19,620
Insurance premium cancellation reserve	8,161	7,135
Mandatory repurchase obligation	7,937	8,182
Professional fees liabilities related to certain securitizations	6,228	6,607
Collateral payable on derivative instruments	2,695	19,148
Derivative instruments	2,500	5,882
Servicing transfer payables	2,192	14,167
Contingent earn-out payments	—	5,900
Other	36,061	36,393
Total payables and accrued liabilities	$604,561	$494,139
_______
(1) The increase is related primarily to the acquisition of a pool of Fannie Mae MSRs for which the Company obtained GSE investor approval for transfer of servicing during the three months ended March 31, 2014.

15. Servicing Advance Liabilities
Servicer Advance Reimbursement Agreement
In April 2014, the Company renewed its Servicer Advance Reimbursement Agreement with Fannie Mae which provides for the reimbursement of certain principal and interest and protective advances that are the responsibility of the Company under certain servicing agreements. The agreement provides for a reimbursement amount of up to $950.0 million. The cost of this agreement is London Interbank Offered Rates, or LIBOR, plus 2.5% or 3.5% on the amounts that are reimbursed. The agreement now expires on March 31, 2015. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. The balance outstanding under this agreement at March 31, 2014 and December 31, 2013 was $889.8 million and $903.4 million, respectively. Future collections of servicer and protective advances in the amount of $889.8 million and $903.4 million are required to be remitted to Fannie Mae to settle the balance outstanding under the agreement at March 31, 2014 and December 31, 2013, respectively.
Indenture Agreement
In January 2014, the Company entered into an Indenture Agreement that provides borrowings of up to $100.0 million and is collateralized by certain servicer and protective advances that are the responsibility of the Company under certain servicing agreements. The principal and interest payments are required to be paid from the recoveries or repayment of the underlying advances. Accordingly, the timing of principal payments is dependent on the recoveries or repayments received on the underlying advances. The interest rate on the agreement is based on LIBOR plus 1.25% to 5.50% depending on the type of underlying advance as defined in the Indenture Agreement. The Indenture Agreement matures in January 2015. The balance outstanding under this agreement was $31.5 million at March 31, 2014. Servicer and protective advances of $34.5 million were pledged as collateral at March 31, 2014.
Revolving Credit Agreement
In December 2013, the Company entered into a Revolving Credit Agreement that provides borrowings of up to $85.0 million and is collateralized by certain servicer and protective advances that are the responsibility of the Company under certain servicing agreements. When the Company collects advances that have been reimbursed under the agreement, it is required to remit at least 80% of such collections to settle the outstanding balance under the agreement. The interest rate under the agreement is LIBOR plus 2.5% through June 30, 2014, and subsequently increases to LIBOR plus 3.75% until maturity in June 2015. There was $9.0 million outstanding and $11.3 million of collateral pledged under the agreement at March 31, 2014. There was no balance outstanding and no collateral pledged under the agreement at December 31, 2013.
Receivables Loan Agreement
The Company is party to a Receivables Loan Agreement that provides borrowings up to $75.0 million and is collateralized by certain principal and interest, taxes and insurance, and other corporate advances reimbursable from securitization trusts serviced by the Company. The principal payments on the agreement are paid from the recoveries or repayment of underlying advances. Accordingly, the timing of the principal payments is dependent on the recoveries or repayments received on the underlying advances that collateralize the agreement. The agreement, which matures in July 2015, has an interest rate of LIBOR plus 3.25%. The balance outstanding under this agreement was $66.2 million and $67.9 million at March 31, 2014 and December 31, 2013, respectively. Servicer and protective advances of $79.3 million and $81.3 million were pledged as collateral under the agreement at March 31, 2014 and December 31, 2013, respectively.
Covenants
With the exception of the Servicer Advance Reimbursement Agreement, the above mentioned agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants most sensitive to the Company’s operating results and financial position are the requirements that it maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. During the first quarter of 2014, the Receivables Loan Agreement was amended to remove the covenant relating to the requirement to maintain a minimum annual net cash provided by operating activities and to add other customary financial covenants, including indebtedness to tangible net worth ratio requirements, and minimum liquidity. The Company was in compliance with these covenants at March 31, 2014.

16. Debt
Debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
2013 Term Loan (unpaid principal balance of $1,496,250 at March 31, 2014 and $1,500,000 at December 31, 2013)	$1,474,007	$1,477,044
Senior Notes (unpaid principal balance of $575,000 at March 31, 2014 and December 31, 2013)	575,000	575,000
Convertible Notes (unpaid principal balance of $290,000 at March 31, 2014 and December 31, 2013)	218,248	215,935
Master repurchase agreements	651,315	1,085,563
Other	3,553	4,106
Total debt	$2,922,123	$3,357,648
Master Repurchase Agreements
The Company's subsidiaries have several master repurchase agreements which are primarily used to fund the origination of forward loans and reverse loans. The facilities had an aggregate capacity amount of $2.3 billion at March 31, 2014 and are secured by certain forward loans and reverse loans. The interest rates on the facilities are primarily based on LIBOR plus between 2.15% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates, and have various expiration dates through March 2015. The facilities are secured by $682.9 million in unpaid principal balance of residential loans at March 31, 2014.
During the first quarter of 2014, the Company amended its master repurchase agreements relating to its forward mortgage originations business whereby, among other things, Ditech Mortgage Corp, or Ditech, a wholly-owned subsidiary of the Company, joined the facilities and was added as a seller to the facilities.
All of the Company’s subsidiaries' master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants most sensitive to the Company’s operating results and financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements.
At March 31, 2014, absent a waiver received from its counterparty, RMS would not have been in compliance with its minimum profitability covenant contained in one of its master repurchase agreements due to RMS’ net loss during the three months ended March 31, 2014. In April 2014, RMS obtained a waiver of compliance effective for the quarter ended March 31, 2014. The waiver of compliance waived all rights and remedies that otherwise would have been available under the master repurchase agreement in the event of non-compliance by RMS. In April 2014, RMS amended another one of its master repurchase agreements to, among other things, change the profitability covenant definition, from an event of default to an advance rate trigger, and make certain pricing, interest rate, and fee changes. These changes, other than the interest rate and fee changes, were effective for the test period ended on March 31, 2014. Absent this amendment, RMS would not have been in compliance with its minimum profitability covenant for this period. As a result of the waiver and amendment obtained by RMS for the two master repurchase agreements referenced above, all of the Company's subsidiaries were in compliance with its covenants.
17. Mortgage-Backed Debt and Related Collateral
Mortgage-backed debt consists of debt issued by the Residual and Non-Residual Trusts that has been consolidated by the Company. The mortgage-backed debt of the Residual Trusts is carried at amortized cost while the mortgage-backed debt of the Non-Residual Trusts is carried at fair value. Refer to the Consolidated Variable Interest Entities section of Note 4 for further information regarding the consolidated Residual and Non-Residual Trusts.
Borrower remittances received on the residential loans collateralizing this debt, as well as draws under LOCs serving as credit enhancements to certain Non-Residual Trusts, are used to make the principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is also subject to redemption according to the specific terms of the respective indenture agreements, including the option to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up calls. The Company is obligated to exercise the clean-up calls on the earliest possible call date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $417.4 million.

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
Since January 2008, Mid-State Capital Corporation 2006-1 Trust, or Trust 2006-1, has exceeded certain triggers and has not provided any excess cash flow to the Company. The delinquency rate for Trust 2006-1, the calculation of which includes real estate owned, was 8.3% at March 31, 2014 compared to a delinquency trigger level of 8.0% and its cumulative loss rate was 8.2% at March 31, 2014 compared to a cumulative loss trigger level of 7.0%. Since February 2014, Mid-State Trust VII, or Trust VII, has exceeded the 12 month loss trigger level and has not provided any excess cash flow to the Company. The 12 month loss rate for Trust VII was 1.7% at March 31, 2014 compared to a 12 month loss trigger level of 1.5%. In addition, from September 2012 through February 2013, Mid-State Capital Corporation 2005-1 Trust, or Trust 2005-1, exceeded the delinquency trigger level of 8.0%. At March 31, 2013, the delinquency rate for Trust 2005-1 was cured and remained cured as of March 31, 2014. Trust 2005-1 did not exceed the cumulative loss trigger during September 2012 through February 2013.
Non-Residual Trusts
The Company has consolidated 10 trusts for which it is the servicer, but does not hold any residual interests. The Company is obligated to exercise mandatory clean-up call obligations for these trusts and expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $417.4 million.
Collateral for Mortgage-Backed Debt
At March 31, 2014, the Residual and Non-Residual Trusts had an aggregate of $1.9 billion of principal in outstanding debt, which is collateralized by $2.3 billion of assets, including residential loans, receivables related to the Non-Residual Trusts, real estate owned, net, and restricted cash and cash equivalents. For 7 of the 10 Non-Residual Trusts, LOCs were issued by a third party as credit enhancements to these securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The notional amount of expected draws under the LOCs at March 31, 2014 was $39.7 million. The fair value of the expected draws of $39.3 million at March 31, 2014 has been recognized as receivables related to Non-Residual Trusts, which is a component of receivables, net on the consolidated balance sheets. All of the Company’s mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in each securitization trust and from the draws on the LOCs for certain Non-Residual Trusts.
The following table summarizes the collateral for mortgage-backed debt (in thousands):

	March 31, 2014	December 31, 2013
Residential loans of securitization trusts, principal balance	$2,207,261	$2,248,467
Receivables related to Non-Residual Trusts	39,328	43,545
Real estate owned, net	36,569	42,298
Restricted cash and cash equivalents	59,650	58,081
Total mortgage-backed debt collateral	$2,342,808	$2,392,391

18. Share-Based Compensation
During the first quarter of 2014, the Company granted a target performance award of 468,257 restricted stock units, or RSUs, that contained a market-based performance condition in addition to a service component. These RSUs vest at the end of the performance period, or December 31, 2016, and the grants ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the target performance award grant. The RSUs ultimately awarded upon vesting are based on the percentile rank of the Company's total shareholder return, or TSR, relative to the distribution of TSRs of peer group companies. TSR is measured based on a comparison of the average closing price for the twenty trading days immediately prior to March 24, 2014, or the first day of the performance period, and the average closing price for the last twenty trading days of the performance period. TSR will include the effect of dividends paid during the performance period. The fair value of these RSUs at their grant date was $34.66 and was estimated on the date of grant using a Monte Carlo simulation model that included valuation inputs for expected volatility of 47%, risk free interest rate of 0.83% and no dividend yield. Also during the period, the Company granted 201,013 RSUs that vest over three years based upon a service condition. The weighted average grant date fair value of $28.12 for these awards was based on the average of the high and the low selling price of the Company's stock on the date of grant.
19. Income Taxes
The Company recorded income tax expense of $11.6 million and $18.8 million resulting in an effective tax rate of 40.0% and 40.4% for the three months ended March 31, 2014 and 2013, respectively.
Income Tax Exposure
The Company was part of the Walter Energy, Inc., or Walter Energy, consolidated group prior to the spin-off from Walter Energy, the principal agent, on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest, and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s most recent public filing on Form 10-K, those relating to the following:

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

•
Walter Energy reports that the IRS is conducting an audit of Walter Energy’s tax returns filed for 2009 through 2012. Since examination is ongoing, Walter Energy cannot estimate the amount of any resulting tax deficiency or overpayment, if any.

Walter Energy believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted and it believes that it has sufficient accruals to address any claims, including interest and penalties, and as a result, believes that any potential difference between actual losses and costs incurred and the amounts accrued would be immaterial.

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
20. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations shown on the consolidated statements of comprehensive income (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Basic earnings per share
Net income	$17,377	$27,749
Less: Net income allocated to unvested participating securities	(133)	(463)
Net income available to common stockholders (numerator)	17,244	27,286

Weighted-average common shares outstanding (denominator)	37,429	36,877

Basic earnings per share	$0.46	$0.74

Diluted earnings per share
Net income	$17,377	$27,749
Less: Net income allocated to unvested participating securities	(131)	(454)
Net income available to common stockholders (numerator)	17,246	27,295

Weighted-average common shares outstanding	37,429	36,877
Add: Effect of dilutive stock options, non-participating securities, and convertible notes	576	757
Diluted weighted-average common shares outstanding (denominator)	38,005	37,634

Diluted earnings per share	$0.45	$0.73

A portion of the Company’s unvested RSUs are considered participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.
The calculation of diluted earnings per share does not include 5.9 million and 4.9 million shares for the three months ended March 31, 2014 and 2013, respectively, because their effect would have been antidilutive. The Convertible Notes are antidilutive when calculating earnings per share when the Company's average stock price is less than $58.80. Upon conversion of the Convertible Notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.
21. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$66,188	$55,656
Cash paid (received) for taxes	(24,513)	1,165
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon transfers of loans	52,613	1,290
Real estate owned acquired through foreclosure	28,960	25,483
Residential loans originated to finance the sale of real estate owned	15,833	19,531
Acquisition of servicing rights	174,991	226,505
22. Segment Reporting
Management has organized the Company into six reportable segments based primarily on its services as follows:

•
Servicing — consists of operations that perform servicing for third-party investors in forward loans, as well as for the Loans and Residuals segment and for the Non-Residual Trusts reflected in the Other segment. Beginning in the first quarter of 2013, the Servicing segment services forward loans that were originated or purchased by the Originations segment and sold to third-parties with servicing rights retained.

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

•
Insurance — provides voluntary and lender-placed hazard insurance for residential loan borrowers, as well as other ancillary products, to third parties and the Loans and Residuals segment through the Company’s insurance agency for a commission.

•
Loans and Residuals — consists of the assets and mortgage-backed debt of the Residual Trusts and the unencumbered residential loan portfolio and real estate owned, all of which are associated with forward loans.

In order to reconcile the financial results for the Company’s reportable segments to the consolidated results, the Company has presented the revenue and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses that have not been allocated to the business segments, in Other. Intersegment servicing and insurance revenues and expenses have been eliminated. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized on the consolidated statements of comprehensive income.

Presented in the tables below are the Company’s financial results by reportable segment reconciled to consolidated income before income taxes (in thousands):

	For the Three Months Ended March 31, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees(1)	$160,826	$—	$7,610	$9,046	$—	$—	$—	$(4,690)	$172,792
Net gains on sales of loans	—	104,034	—	—	—	—	—	—	104,034
Interest income on loans	—	—	—	—	—	34,422	—	—	34,422
Insurance revenue	—	—	—	—	23,388	—	—	—	23,388
Net fair value gains on reverse loans and related HMBS obligations	—	—	17,236	—	—	—	—	—	17,236
Other revenues	8,554	5,180	3,022	—	4	2	1,314	—	18,076
Total revenues	169,380	109,214	27,868	9,046	23,392	34,424	1,314	(4,690)	369,948
EXPENSES
Interest expense	10,413	6,833	859	—	—	20,303	36,441	—	74,849
Depreciation and amortization	8,705	4,995	2,449	1,302	1,183	—	10	—	18,644
Other expenses, net	116,317	77,176	34,360	5,245	7,542	3,624	5,413	(4,690)	244,987
Total expenses	135,435	89,004	37,668	6,547	8,725	23,927	41,864	(4,690)	338,480
OTHER LOSSES
Other net fair value losses	(174)	—	—	—	—	(242)	(2,087)	—	(2,503)
Total other losses	(174)	—	—	—	—	(242)	(2,087)	—	(2,503)
Income (loss) before income taxes	$33,771	$20,210	$(9,800)	$2,499	$14,667	$10,255	$(42,637)	$—	$28,965

__________

(1)
The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $4.6 million and $0.1 million, respectively, associated with intercompany activity with the Originations, Loans and Residuals and Other segments.

	For the Three Months Ended March 31, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees (1)	$125,127	$—	$6,748	$10,090	$—	$—	$—	$(4,956)	$137,009
Net gains on sales of loans	—	74,062	4,383	—	—	—	—	—	78,445
Interest income on loans	—	—	—	—	—	36,898	—	—	36,898
Insurance revenue	—	—	—	—	17,534	—	—	—	17,534
Net fair value gains on reverse loans and related HMBS obligations	—	—	36,788	—	—	—	—	—	36,788
Other revenues	462	1,997	2,945	64	7	3	2,416	(39)	7,855
Total revenues	125,589	$76,059	50,864	10,154	17,541	36,901	2,416	(4,995)	314,529
EXPENSES
Interest expense	2,410	706	3,529	—	—	22,296	25,201	—	54,142
Depreciation and amortization	8,857	1,677	2,723	1,756	1,314	—	6	—	16,333
Other expenses, net	92,048	39,417	32,523	6,030	8,508	5,830	16,908	(4,995)	196,269
Total expenses	103,315	41,800	38,775	7,786	9,822	28,126	42,115	(4,995)	266,744
OTHER LOSSES
Other net fair value losses	(245)	—	—	—	—	(162)	(854)	—	(1,261)
Total other losses	(245)	—	—	—	—	(162)	(854)	—	(1,261)
Income (loss) before income taxes	$22,029	$34,259	$12,089	$2,368	$7,719	$8,613	$(40,553)	$—	$46,524

__________

(1)
The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $4.9 million and 0.1 million, respectively, associated with intercompany activity with the Loans and Residuals and Other segments.

23.    Capital Requirements
The Company and its subsidiaries are required to maintain regulatory compliance with GSE and other agency and state programs as well as investor requirements, some of which are financial covenants related to minimum levels of net worth and other financial requirements. To the extent that these mandatory capital requirements are not met, the Company’s selling and servicing agreements could be terminated.
Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and through June 2014 from Fannie Mae. In addition, the Company has provided a guarantee beginning on the date of acquisition of RMS whereby the Company guarantees its performance and obligations under the Ginnie Mae HMBS Program. In the event that the Company fails to honor this guarantee, Ginnie Mae could terminate RMS’ status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’ servicing rights associated with reverse loans guaranteed by Ginnie Mae HMBS. Ginnie Mae has continued to affirm RMS’ current commitment authority to issue HMBS. In addition the Company has provided a guarantee dated May 31, 2013 whereby it guarantees RMS’ performance obligations with Fannie Mae under a mortgage selling and servicing contract between RMS and Fannie Mae. RMS does not currently sell Fannie Mae loans. However, in the event that the Company fails to honor this guarantee, Fannie Mae could disallow the servicing of its loans by RMS.
Except as described above, the Company was in compliance with all of its capital requirements at March 31, 2014 and December 31, 2013.

24. Commitments and Contingencies
Mandatory Repurchase Obligation
The Company has a mandatory obligation to repurchase loans at par from Freddie Mac when loans become 90 days past due. The total loans outstanding and subject to being repurchased were $74.7 million at March 31, 2014. The Company has estimated the fair value of this contingent liability at March 31, 2014 as $7.9 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the undiscounted losses to be incurred from the mandatory repurchase obligation over the remaining lives of the loans were $9.8 million at March 31, 2014.
Professional Fees Liability Related to Certain Securitizations
The Company has a contingent liability related to payments for certain professional fees that it will be required to make over the remaining life of various securitization trusts, which are based in part on the outstanding principal balance of the debt issued by these trusts. At March 31, 2014, the Company estimated the fair value of this contingent liability at $6.2 million, which is included in payables and accrued liabilities on the consolidated balance sheet. The Company estimates that the gross amount of payments it expects to pay over the remaining lives of the securitizations was $7.9 million at March 31, 2014.
Letter of Credit Reimbursement Obligation
The Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn for an aggregate of 11 securitization trusts on the LOCs issued to these trusts by a third party. Seven of these securitization trusts were consolidated on the Company’s consolidated balance sheets due to the Company’s mandatory clean-up call obligation related to these trusts. The LOCs were issued by a third party as credit enhancements to these 11 securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for all 11 securitization trusts was $271.2 million at March 31, 2014. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future. Refer to the Consolidated Variable Interest Entities section of Note 4 for additional information.
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
Unfunded Commitments
Reverse Mortgage Segment
The Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $810.4 million and similar commitments on fixed rate reverse loans of $25.3 million at March 31, 2014. This additional borrowing capacity is primarily in the form of undrawn lines of credit, with the balance available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $75.6 million and commitments to purchase and sell loans totaling $8.3 million and $80.5 million, respectively, at March 31, 2014.
Originations Segment
The Company had short-term commitments to lend $2.0 billion and commitments to purchase loans totaling $4.7 million at March 31, 2014. In addition, the Company has commitments to sell $2.2 billion and purchase $130.5 million in mortgage-backed securities at March 31, 2014.
Representations and Warranties
The Company sells and securitizes conventional conforming forward loans predominantly to GSEs, such as Fannie Mae. The Company may also sell residential loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale or securitization, if it is determined that the loans sold are in breach of these representations or warranties, the Company generally has an obligation to either: (1) repurchase the loan for the unpaid principal balance, accrued interest, and related advances, (2) indemnify the purchaser, or (3) make the purchaser whole for the economic benefits of the loan. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties.

The Company’s representations and warranties are generally not subject to stated limits of exposure. The current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the residential loan. The Company’s estimate of the liability associated with risk and warranties exposure was $11.2 million at March 31, 2014 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheet.
Mortgage Servicing
The Company services loans originated and securitized by the Company or one of its subsidiaries and also services loans on behalf of securitization trusts or other investors. The Company’s servicing obligations are set forth in industry regulations established by the Department of Housing and Urban Development, or HUD, and the FHA and in servicing and sub-servicing agreements with the applicable counterparties, such as Fannie Mae and other investors. Both the regulations and the servicing agreements provide that the servicer may be liable for failure to perform its servicing obligations and further provide remedies for certain servicer breaches. Subsequent to the completion of the acquisition of RMS, the Company discovered a failure by RMS to record certain liabilities to HUD, FHA, and/or investors related to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the investor whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $56.5 million at March 31, 2014 related to the foregoing which reflects management’s best estimate of the probable lifetime claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheet. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the three months ended March 31, 2014, the Company recorded a provision related to the curtailment liability of $0.1 million and collected $2.5 million from a prior servicer. The Company has potential financial statement exposure for an additional $123.2 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or investors). The Company’s potential exposure to this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. Moreover, the Company is and will continue to pursue mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure.
Litigation
As discussed in Note 19, Walter Energy is in disputes with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts.
On October 2, 2013, the Company received a subpoena from the HUD Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECMs serviced or sub-serviced by RMS and (ii) RMS’ contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. The Company is responding to the subpoena and at this stage does not have sufficient information to make an assessment of the outcome or impact of HUD’s investigation.
In response to a Civil Investigative Demand, or CID, from the Federal Trade Commission, or FTC, issued in November 2010 and a CID from the Consumer Financial Protection Bureau, or CFPB, in September 2012, Green Tree Servicing LLC, or Green Tree Servicing, a wholly-owned subsidiary, has produced documents and other information concerning a wide range of its loan servicing operations. On October 7, 2013, the CFPB notified Green Tree Servicing that the CFPB’s staff was considering recommending that the CFPB take action against Green Tree Servicing for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree Servicing that they had sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. The Company's understanding is that the CFPB staff now has authority to commence an action against Green Tree Servicing and that the FTC staff has authority to negotiate but would need further FTC approval to file such an action. In April 2014, Green Tree Servicing began discussions with the FTC and CFPB staffs to determine if a settlement of the proposed action could be achieved, and those discussions are ongoing. The Company is unable to predict whether the proposed action will be settled or what the terms of any such settlement may be. Any such settlement may involve an injunction against violating various consumer protection statutes and may result in other changes to our business practices. A settlement may also entail penalties, consumer restitution, and increased government reporting obligations. The Company cannot provide any assurance that the FTC and/or CFPB will not take legal action against the Company or that the allegations made by the FTC and/or CFPB or the outcome of any such action or settlement will not have a material adverse effect on the Company's reputation, business, prospects, results of operations or financial condition.
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). The complaint asserts federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. The complaint alleges that between May 9, 2012 and February 26, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls and financial reporting, the liabilities associated with the Company’s acquisition of RMS, RMS's internal controls, and certain of the Company's business practices that are being reviewed by the FTC and the CFPB. The complaint seeks class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and February 26, 2014. We cannot provide any assurance as to the disposition of the complaint or that such disposition will not have a material adverse effect to the Company.
The Company is, and expects that it will continue to be, involved in litigation, arbitration, investigations, and claims in the ordinary course of business, including purported class actions and other legal proceedings challenging whether certain of its residential loan servicing practices and other aspects of its business comply with applicable laws and regulatory requirements. These legal proceedings include, among other things, putative class action claims concerning alleged "force-placed insurance," the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, and other federal and state laws and statutes. The outcome of these legal proceedings is uncertain, and it is possible that adverse results in such proceedings (which could include penalties, punitive damages and injunctive relief affecting the Company's business practices) could have a material adverse effect on the Company's prospects, results of operations or financial condition.
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
25. Subsequent Events
On April 23, 2014, the Company and certain investment funds managed by York Capital Management, collectively York, entered into a securities purchase and investor rights agreement, or the Securities Purchase Agreement, pursuant to which both parties agreed to invest in Walter Capital Opportunity Corp., or WCO. WCO was formed to invest in excess servicing spread related to mortgage servicing rights, forward mortgage servicing rights, forward and reverse residential whole loans, reverse mortgage servicing rights, agency and non-agency residential mortgage-backed securities and other real estate related securities and related derivatives, and to qualify as a real estate investment trust under the Internal Revenue Code.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms "Walter Investment," the "Company," "we," "us," and "our" as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that Annual Report on Form 10-K. Historical results and trends discussed herein and therein may not be indicative of future operations, particularly in light of our recent acquisitions. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, reflect management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.
Our website can be found at www.walterinvestment.com. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on “Investor Relations” and then click on "SEC Filings". We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Ethics, our Corporate Governance Guidelines, and charters for our Audit Committee, Compensation and Human Resources Committee, and Nominating and Corporate Governance Committee. In addition, our website includes disclosure relating to certain non-GAAP financial measures (as defined by SEC Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.
From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.walterinvestment.com.
The information on our website or obtained through our website is not part of this Quarterly Report on Form 10-Q.
Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607, Attn: Investor Relations, telephone (813) 421-7694.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1, “Legal Proceedings,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our current views with respect to certain events that may affect our future performance. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors,” and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC.
In particular (but not by way of limitation), the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements:

•	local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends in particular;

•	continued uncertainty in the United States, or U.S., home sales market, including both the volume and pricing of sales, due to adverse economic conditions or otherwise;

•	fluctuations in interest rates and levels of mortgage originations and prepayments;

•	delay or failure to realize the anticipated benefits we expect to realize from past or future acquisitions including any indemnification rights;

•	our ability to successfully develop our loan originations platforms;

•	the occurrence of anticipated growth of the specialty servicing sector and the reverse mortgage sector;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	our ability to raise capital to make suitable investments to offset run-off in a number of the portfolios we service and to otherwise grow our business;

•	the availability of suitable investments for any capital that we are able to raise and risks associated with any such investments we may pursue;

•
our ability to implement strategic initiatives, particularly as they relate to our ability to develop new business, including the development of our originations business, the implementation of delinquency flow loan servicing programs and the receipt of new business, all of which are subject to customer demand and various third-party approvals;

•
risks related to our acquisitions, including our ability to successfully integrate large volumes of assets and servicing rights, as well as businesses and platforms that we have acquired or may acquire in the future into our business, and our ability to obtain approvals required to acquire and retain servicing rights and other assets in the future;

•
risks related to the financing incurred in connection with past or future acquisitions and operations, including our ability to achieve cash flows sufficient to carry our debt and otherwise comply with the covenants of our debt;

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

•	changes in the Consumer Financial Protection Bureau, or CFPB's, mortgage loan servicing and origination rules;

•
increased scrutiny and potential enforcement actions by federal and state agencies, including pending investigations by the CFPB and the Federal Trade Commission and the investigation by the Department of Housing and Urban Development, or HUD.

•	uncertainty related to inquiries from government agencies into foreclosure, loss mitigation, loan servicing transfers and lender-placed insurance practices;

•	uncertainties related to regulatory pressures on large banks related to their mortgage servicing, as well as regulatory pressure on the rest of the mortgage servicing sector;

•
uncertainties related to our ability to meet increasing performance and compliance standards, such as those of the National Mortgage Settlement, and reporting obligations and increases to the cost of doing business as a result thereof;

•	changes in regards to the rights and obligations of property owners, mortgagors and tenants;

•
our ability to remain qualified as a government-sponsored entity, or GSE, approved seller, servicer or component servicer, including the ability to continue to comply with the GSEs’ respective loan and selling and servicing guides;

•
changes to the Home Affordable Modification Program, or HAMP, the Home Affordable Refinance Program, or HARP, the Home Equity Conversion Mortgage, or HECM, Program or other similar government programs;

•	loss of our loan servicing, loan origination, insurance agency, and collection agency licenses;

•	uncertainty relating to the status and future role of GSEs;

•
uncertainties related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs, delays or moratoria in the future or claims pertaining to past practices;

•	unexpected losses resulting from pending, threatened or unforeseen litigation or other third-party claims against the Company;

•	changes in public or client or investor opinion on mortgage origination, loan servicing and debt collection practices;

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
Executive Summary
The Company
We are a fee-based services provider to the residential mortgage industry focused primarily on providing servicing for credit-sensitive forward mortgage loans and for reverse mortgage loans. At March 31, 2014, we serviced approximately 2.3 million mortgage loans with approximately $250.1 billion in unpaid principal balance. Our servicing portfolio significantly expanded throughout 2013 as a result of our servicing asset acquisitions, the most significant of which were our $126.7 billion of bulk portfolio acquisitions from Residential Capital LLC, or ResCap, and Bank of America, or BOA, in early 2013, and our other bulk and flow servicing asset acquisitions, which contributed an additional $17.4 billion to our servicing portfolio. During the three months ended March 31, 2014, we continued to grow our forward loan portfolio with $37.3 billion of bulk portfolio acquisitions from EverBank Financial Corp, or EverBank, and an affiliate of a national bank. Refer to the Recent Acquisitions section below. Our business provides servicing to the forward residential loan market for several product types including agency or non-agency and first and second lien and manufactured housing loans. We focus on credit-sensitive residential mortgages, which we define as loans that are delinquent or more operationally intensive to support. We also service higher credit-quality performing forward mortgage loans.
Throughout this Quarterly Report on Form 10-Q, references to “residential loans” refer to residential mortgage loans, including forward mortgage loans, reverse mortgage loans, and residential retail installment agreements, which include manufactured housing loans. References to “borrowers” refer to borrowers under residential mortgage loans and installment obligors under residential retail installment agreements. Forward mortgage loans and residential retail installment agreements are collectively referred to as “forward loans” or “forward mortgages.” Reverse mortgage loans, including HECMs, are referred to as “reverse loans” or “reverse mortgages.”
The recent growth of our forward and reverse mortgage originations businesses has diversified our revenue base and offers various sources for replenishing the Company's portfolio of servicing assets. In 2013, we materially expanded our forward mortgage originations business concurrent with the servicing portfolio acquisition from ResCap through the purchase of its capital markets and national originations platforms. During 2013, we originated $15.9 billion of forward loans and of this amount, added $5.9 billion to our servicing portfolio through our correspondent and wholesale lending channels. The majority of the remaining originations supported our recapture and retention activities associated with our existing servicing portfolio. Our originations platform at Green Tree Servicing LLC, or Green Tree Servicing, a wholly-owned subsidiary, currently focuses on retention and recapture activities for our servicing portfolio through our consumer retention channel. In February 2014, we exited activities associated with our mortgage wholesale channel, which was acquired in March 2013 from Ally Bank, with wind down activities of the pipeline completed in April 2014. The remaining portion of our originations platform, consisting of the consumer retail channel and correspondent lending channel, transitioned to Ditech Mortgage Corp, or Ditech, a wholly-owned subsidiary, and began originating forward mortgage loans on March 1, 2014. For the three months ended March 31, 2014, we originated $3.5 billion of forward mortgage volume through our consumer lending and correspondent lending channels. The consumer lending channel is comprised of both our retail lending channel and retention channel.

Our reverse mortgage originations business originated and purchased $2.7 billion in unpaid principal balance of reverse mortgage volume and issued $2.9 billion in unpaid principal balance of Home Equity Conversion Mortgage-Backed, or HMBS, during 2013. For the three months ended March 31, 2014, we originated and purchased $245 million in unpaid principal balance of reverse mortgage volume and issued $415 million in unpaid principal balance of HMBS to finance our reverse mortgage originations business.
We operate several other related businesses which include managing a portfolio of credit-challenged, non-conforming residential mortgage loans; an asset manager; an insurance agency serving residential loan borrowers; and a post charge-off collection agency. We manage our Company in six reportable segments: Servicing, Originations, Reverse Mortgage, Assets Receivables Management, Insurance, and Loans and Residuals.
Financial Highlights
We recognized net income of $17.4 million, or $0.45 per diluted share, for the three months ended March 31, 2014 as compared to $27.7 million, or $0.73 per diluted share, for the three months ended March 31, 2013. The decrease in net income was primarily due to our Originations and Reverse Mortgage segments which had lower income before taxes of $14.0 million and $21.9 million, respectively, partially offset by higher income before taxes of $11.7 million and $6.9 million relating to our Servicing and Insurance segments, respectively. Included in net servicing revenue and fees for our Servicing segment was a $13.1 million benefit related to the settlement of amounts associated with a servicing contract. Income tax expense declined by $7.2 million primarily due to the decline in income before taxes. Refer to the Results of Operations and Business Segment Results sections below for further information.
We recognized core earnings (loss) before income taxes, or Core Earnings, of $95.1 million for the three months ended March 31, 2014 in comparison to $96.6 million for 2013. The decrease in Core Earnings of $1.5 million was primarily attributable to the following:

•
Our Servicing segment had higher Core Earnings of $32.5 million resulting primarily from the increase in revenues, net of expenses due to the growth of the servicing portfolio, including a higher unfavorable change in fair value of servicing rights of $26.6 million and a $13.1 million benefit included in net servicing revenue and fees related to the settlement of amounts associated with a servicing contract.

•
Our Originations segment had lower Core Earnings of $8.9 million due primarily to higher expenses resulting from a higher volume of loans funded in relation to locked volume. In the prior year period the business substantially ramped up operations with the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and correspondent lending and wholesale broker businesses from Ally Bank on March 1, 2013, therefore locked volume was significantly larger than funded volume. As a result, in the prior year period we had higher revenues in relation to expenses. In the current quarter, the relationship of locked volume to funded volume normalized. In addition, both locked and funded volumes were higher during the current year period as a result of having the activity of three months of ResCap consumer lending originations business in 2014 as compared to two months in 2013 and three months of Ally Bank correspondent lending and wholesale broker originations business in 2014 as compared to one month in 2013.

•
Our Reverse Mortgage segment had lower Core Earnings of $21.2 million due primarily to lower net fair value gains on reverse loans and related HMBS obligations due primarily to a decline in new origination volume reducing gains on aggregated loan pool pricing, partially offset by higher gains associated with draws on reverse loans and resulting fair value adjustments.

•	Our Insurance segment had higher Core Earnings of $6.6 million due to primarily to the increase in insurance revenues.

•	Our Other segment had a higher Core Loss of $12.0 million primarily due to higher interest expense on corporate debt transactions during the year ended December 31, 2013.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, was $167.8 million for the three months ended March 31, 2014 in comparison to $140.0 million for 2013. The increase in Adjusted EBITDA of $27.8 million was primarily attributable to the following:

•
Our Servicing segment had higher Adjusted EBITDA of $48.6 million resulting primarily from growth in the business, a $13.1 million benefit related to the settlement of amounts associated with a servicing contract and $9.8 million in servicing fee economics related to MSRs associated with EverBank and those acquired from an affiliate of a large national bank.

•	Our Originations segment had lower Adjusted EBITDA of $6.1 million due primarily to the same factors as described above for Core Earnings.

•	Our Reverse Mortgage segment had lower Adjusted EBITDA of $20.9 million due primarily to the same factors as described above for Core Earnings.

•	Our Insurance segment had higher Adjusted EBITDA of $6.8 million due primarily to the same factors as described above for Core Earnings.
Core Earnings and Adjusted EBITDA are financial measures that are not presented in accordance with accounting principles generally accepted in the U.S., or GAAP. For a description of Core Earnings and Adjusted EBITDA and a reconciliation of our GAAP consolidated income before taxes to Core Earnings and Adjusted EBITDA, refer to the Non-GAAP Financial Measures and Business Segment Results sections below.
Our cash flows provided by operating activities were $407.6 million during the three months ended March 31, 2014. We finished the quarter ended March 31, 2014 with $562.7 million in cash and cash equivalents. Our operating cash flows increased by $617.1 million during the three months ended March 31, 2014 as compared to the same period in 2013 primarily as a result of the slowing of our originations business as volume of loan sales was greater than loan fundings, which resulted in $3.6 billion used in the purchase and origination of loans held for sale, partially offset by $4.0 billion in proceeds from sales of and payments on loans held for sale, and the growth of our servicing portfolio which required $31.3 million of cash to fund servicer and protective advances. At March 31, 2014, we also had $124.7 million in funds available under our 2013 Revolver as defined in our Corporate Debt section below.
Business Segments
Refer to the Business Segment Results section for a presentation and discussion of our financial results by business segment. A description of the business conducted by each of these segments and related key financial highlights are provided below:
Servicing — Our Servicing segment consists of operations that perform servicing for third-party investors in forward loans, as well as our own forward loan portfolios on a fee-for-service basis. Beginning in the first quarter of 2013, the Servicing segment services forward loans that were originated or purchased by the Originations segment and sold to third-party investors with servicing rights retained. For the three months ended March 31, 2014, our Servicing segment recognized $33.8 million in income before taxes, an increase of $11.7 million as compared to the same period in 2013, due primarily to increased servicing volume as a result of bulk servicing right acquisitions during the year ended December 31, 2013 through the three months ended March 31, 2014, offset partially by higher unfavorable fair value adjustments recognized during the three months ended March 31, 2014 of $26.6 million relating to servicing rights carried at fair value. Included in net servicing revenue and fees was a $13.1 million benefit related to the settlement of amounts associated with a servicing contract. Our weighted-average servicing fee for the Servicing segment increased by 3 basis points to 33 basis points during the three months ended March 31, 2014 as compared to the same period in 2013 primarily as a result of the $13.1 million benefit recorded in the current year period discussed above. The total third-party servicing portfolio serviced by our Servicing segment grew by approximately 300,000 accounts since December 31, 2013 to approximately 2.2 million accounts at March 31, 2014.
The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, was 13.5% for the three months ended March 31, 2014. During the three months ended March 31, 2014, we added $39.6 billion in unpaid principal balance of forward loans to our third-party servicing portfolio, predominately from portfolio acquisitions and our originations platform.
Originations — Our Originations segment consists of operations that purchase and originate forward loans that are sold to third parties with servicing rights generally retained. Our Originations segment recognized income before taxes of $20.2 million and $34.3 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Originations segment funded and sold $3.5 billion and $3.9 billion in loans, respectively, and recognized $104.0 million in net gains on sales of loans. During the three months ended March 31, 2013, the Originations segment funded and sold $375.8 million and $119.6 million in loans, respectively, and recognized $74.1 million in net gains on sales of loans. The decline in income before taxes of $14.0 million during the three months ended March 31, 2014 as compared to the same period in 2013 was due primarily to higher expenses resulting from a higher volume of loans funded in relation to locked volume. In the prior year period the business substantially ramped up operations with the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and correspondent lending and wholesale broker businesses from Ally Bank on March 1, 2013, therefore locked volume was significantly larger than funded volume. As a result, in the prior year period we had higher revenues in relation to expenses. In the current quarter, the relationship of locked volume to funded volume normalized. In addition, both locked and funded volumes were higher during the current year period as a result of having the activity of three months of ResCap consumer lending originations business in 2014 as compared to two months in 2013 and three months of Ally Bank correspondent lending and wholesale broker originations business in 2014 as compared to one month in 2013. Locked applications were $2.0 billion at March 31, 2014.

Reverse Mortgage — Our Reverse Mortgage segment consists of operations that purchase and originate HECMs that are securitized, but remain on the consolidated balance sheet as collateral for secured borrowings referred to as HMBS related obligations. This segment also performs servicing for third-party investors in reverse loans and provides other ancillary services for the reverse mortgage market. Our Reverse Mortgage segment recognized income (loss) before taxes of $(9.8) million and $12.1 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Reverse Mortgage segment recognized $27.9 million in revenues, which included $17.2 million in net fair value gains on reverse loans and related HMBS obligations, and $37.7 million in expenses resulting in a loss before taxes of $9.8 million. During the three months ended March 31, 2013, the Reverse Mortgage segment recognized $50.9 million in revenues, which included $36.8 million in net fair value gains on reverse loans and related HMBS obligations, and $38.8 million in expenses resulting in $12.1 million in income before taxes. The decline in income (loss) before taxes was due to the decline in net fair value gains on reverse loans and related HMBS obligations due primarily to a 75% decline in new origination volume reducing gains on aggregated loan pool pricing by $23.5 million, partially offset by higher gains of $2.8 million associated with draws on reverse loans and resulting fair value adjustments.
Asset Receivables Management — Our ARM segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners. Our ARM segment recognized income before taxes of $2.5 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.
Insurance — Our Insurance business segment provides voluntary and lender-placed hazard insurance for residential loan borrowers, as well as other ancillary products, through our insurance agency for a commission. Our Insurance business segment recognized income before taxes of $14.7 million and $7.7 million for the three months ended March 31, 2014 and 2013, respectively. The increase in income before taxes was due primarily to the increase in lender-placed insurance policies issued in relation to the 2013 bulk servicing right acquisitions, partially offset by run-off of policies previously in-force.
Loans and Residuals — Our Loans and Residuals segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned, all of which are associated with forward loans. The Residual Trusts are consolidated VIEs. Our Loans and Residuals business segment recognized income before taxes of $10.3 million and $8.6 million for the three months ended March 31, 2014 and 2013, respectively.
Other — Our Other segment primarily consists of the assets and liabilities of the Non-Residual Trusts, which are consolidated VIEs, corporate debt, our investment management business and intercompany eliminations.
Our Industry and Operating Environment
The majority of the approximately $9.9 trillion in U.S. residential mortgage debt outstanding has historically been serviced by large money-center banks, which generally focus on conventional mortgages with low delinquency rates. This has allowed for low-cost, routine payment processing and required minimal borrower interaction. Following the credit crisis, the need for “high-touch” specialty servicers, such as Walter Investment, increased as loan performance declined, delinquencies rose and servicing complexities broadened. Specialty servicers have proven more willing and better equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans.
To date, the industry has seen a significant shift in the servicing landscape, as specialty servicers acquired portfolios that money-center banks, and others, have sought to divest. While the five largest bank servicers once commanded a nearly 60% market share of the servicing sector, their share had declined to approximately 41% at December 31, 2013. Over the next several years we expect banking organizations will continue to seek to transfer servicing assets to high-touch servicers to shed responsibilities for non-core banking, credit-sensitive loans and comply with pending changes in banking organization capital rules. However, bulk transfers of MSRs and sub-servicing have slowed for commercial, regulatory or other reasons. As a result, the ability of servicers to replenish portfolio run-off is of critical importance. Servicers with an ability to cost-effectively source new MSRs (e.g., from third-party flow arrangements or through captive origination capabilities) are best positioned to sustain and grow their servicing portfolios.
Since mortgage originations hit their lows amid the housing downturn in 2008 with national originations volume of $1.5 trillion, mortgage originations increased to $1.9 trillion in 2013. Several macroeconomic trends have supported mortgage originations volumes including: low interest rates, which drive refinancing activity; home price appreciation, which supports growth in purchase activity; the extension of HARP through 2015; and an improving U.S. economy, with declining unemployment, among others. Current expectations are for both refinance and purchase to decline in 2014 to approximately $1.1 trillion.
Low mortgage rates have been driven by the Federal Reserve’s accommodative monetary policy and helped fuel increased mortgage originations. However, the Federal Reserve’s curtailment of its purchase of mortgage-backed securities is expected to push mortgage rates higher, which may suppress future mortgage originations volumes. Since May 2013, when the Federal Reserve first signaled future tapering of its asset purchases, the 30-year conventional mortgage rate rose to as high as 4.6% in early September 2013, from its low of 3.3% in January 2013 but increased again to 4.4% in late March 2014. The rise in mortgage rates has already contributed to a decline in refinance mortgage lending, with refinancing originations moving to their lowest level in two years. The Mortgage Bankers

Association expects refinance volume to drop 62% in 2014 compared to 2013. In addition, the Federal Open Market Committee, a committee within the Federal Reserve System, in its January 2014 meeting announced a tapering of its monthly purchases of agency mortgage-backed securities. This tapering could lead to higher mortgage interest rates during 2014 which in turn would likely have a negative impact on our originations activity. In an environment with rising interest rates, the value of MSRs tends to increase.
The reverse mortgage sector has seen significant change in the past several years. Several of the largest reverse mortgage originators have left the industry and there have been significant changes made by the Federal Housing Administration, or FHA, and the Government National Mortgage Association, or Ginnie Mae, to the products offered, underwriting guidelines and servicing protocols. We believe, the demographics continue to support this sector and the announced changes have strengthened the product overall. We believe these changes will have a temporary impact on reverse mortgage originations.
Regulatory Developments
The tumult and subsequent fall-out from the financial crisis in general, and the residential mortgage market in particular, have placed our industry under increased scrutiny by federal and state regulators over the past few years. We expect this scrutiny to continue. Rules, regulations and practices that have been in place for many years may be changed, and new rules and regulations may be introduced, in order to address real and perceived problems in our industry. We expect to incur ongoing operational and system costs in order to comply with these rules and regulations.
Servicing Segment
On February 6, 2014, a competitor of ours agreed to indefinitely halt an announced acquisition of MSRs at the request of the New York State Department of Financial Services, or NY DFS, which reportedly expressed concern about the competitor’s ability to adequately service acquired MSRs. While we received approvals for transfers during the three months ended March 31, 2014, we could receive a similar request from the NY DFS or other state or federal authorities in connection with a material acquisition of MSRs, particularly if enforcement actions by the NY DFS, CFPB, or other state or federal authorities are pending against us. If we were to become subject to similar requests, we would have difficulty growing our business through MSR acquisitions.
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
Originations Segment
Our Originations segment is subject to a myriad of Federal and state laws that directly impact residential mortgage lending. There have not been recent significant state law developments regarding mortgage originations. However, we are subject to state statutory and regulatory requirements for mortgage lending activity including, but not limited to, interest rate limitations, permissible fees, and required disclosures. Licensing laws require us to submit periodic reporting to the regulators, maintain company licenses and ensure individual loan originators obtain and maintain licenses in each state in which they will accept mortgage loan applications. We are also subject to ongoing supervision and examination by the state regulators that will result in requests for information regarding policies, procedures, licenses, and origination activities.  Although the state requirements are not recent developments, they continue to require systemic and operational costs to comply with the requirements. We incur significant ongoing costs to comply with governmental regulations.
In its latest analysis of mortgage loan fraud, the Financial Crimes Enforcement Network, or FinCEN, reported a drop in suspected mortgage fraud for 2012 from the previous year. However, mortgage fraud continues to present difficult challenges for the industry, particularly for the originations segment. In its analysis, FinCEN noted that most of the mortgage fraud reported in suspicious activity reports, or SARS, was related to loan origination and borrower misrepresentations, which was consistent with analyses of previous SAR filings. Our fraud risk management group uses various tools to attempt to identify originations-related fraud, such as altered documents, straw buyers, and employment/income misrepresentations, as part of its fraud mitigation efforts.
As to FHA loans, HUD has used its Quality Assurance Division to evaluate FHA-approved lenders for compliance with FHA requirements through both routine and targeted audits, post-endorsement technical reviews, and monitoring of a lender’s early default/claim rates. Loans involving fraud, misrepresentation, or serious and material violations of HUD policies and procedures that significantly increase HUD’s risk may result in a demand for indemnification by the FHA-approved mortgagee.  In recent years, HUD has become more aggressive in the penalties it seeks to impose for origination defects. Specifically, lenders have experienced an increase in the defects for which HUD pursues indemnification, as well as an increase in the number and amount of civil money penalties HUD seeks to impose through its administrative action authority.

Reverse Mortgage Segment
The Reverse Mortgage Stabilization Act of 2013, or RMSA, which was signed into law on August 9, 2013, allows the Secretary of HUD to establish requirements to improve the fiscal safety and soundness of the HECM Program. Two regulatory changes that will affect our reverse mortgage originations business have already been made or proposed pursuant to the new law.
The first, effective September 30, 2013, collapses the two types of reverse mortgages previously available—the “standard” and the “saver”—into one, which can be either fixed or adjustable rate. Under the new rules, the maximum amount of cash available to HECM borrowers will still largely depend on the age of the youngest borrower, the home value and the prevailing interest rate. However, many prospective HECM borrowers will have access to less home equity, on average, than the maximum amount previously available. As a result, reverse mortgages are expected to become more of a financial planning tool as opposed to an immediate source of cash. We expect there to be a negative overall impact on the volume and unpaid principal balance of HECMs in the near term.
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
Should the market be slower to respond than the Company anticipates, or should additional regulatory developments hinder future growth, the goodwill associated with the Reverse Mortgage reporting unit could become impaired. The Reverse Mortgage reporting unit had $138.8 million of goodwill at March 31, 2014.
Insurance Segment
On September 19, 2013, the NY DFS released proposed regulations that, among other things, would prohibit insurers from: issuing force-placed insurance on mortgaged property serviced by a servicer affiliated with the insurer; paying commissions to a bank or servicer or other parties affiliated with a bank or servicer on force-placed insurance policies obtained by the servicer; paying contingent commissions based on underwriting profitability or loss ratios; making payments, including but not limited to the payment of expenses, to a servicer or other parties affiliated with a servicer in connection with securing force-placed insurance business; and providing free or below-cost, outsourced services to banks, servicers or their affiliates.
In addition, the proposed regulations would impose additional notification requirements, prohibit force-placed insurers from issuing forced-placed insurance in excess of the borrower’s last known hazard insurance limits (or if such borrower’s last known hazard insurance limits did not comply with mortgage loan requirements, the replacement cost of improvements on the mortgaged property), require such insurers to refund all force-placed insurance premiums for any period when there is overlapping voluntary insurance coverage, and require such insurers to regularly inform the NY DFS of loss ratios actually experienced. The NY DFS’s proposed regulations follow a number of settlements between the NY DFS and force-placed insurers, including a consent order entered into on March 21, 2013, between Assurant, Inc., a third-party insurance carrier for which our insurance agency acts as an agent, and the NY DFS, concerning lender-placed policies issued by Assurant in New York. Among other things, Assurant agreed not to pay compensation to servicers and their affiliates on forced-placed insurance policies obtained by the servicer. Should the NY DFS’s regulations be adopted and should other states impose restrictions, the revenues from our insurance businesses could be significantly reduced or eliminated.
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
On December 18, 2013, the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, announced that effective June 1, 2014 mortgage servicers and their affiliates may not receive commissions or other forms of compensation in connection with lender-placed insurance on GSE loans. This prohibition is expected to have a negative effect on the future cash flows of our Insurance segment beginning on its anticipated effective date of June 1, 2014.
Due to these recent regulatory developments surrounding lender-placed insurance policies, we expect our sales commissions related to lender-placed insurance policies to decrease significantly during 2014. We have considered this commission reduction in our quantitative goodwill impairment test performed as of October 31, 2013, however, if the reduction is larger than anticipated, goodwill allocated to the Insurance segment could be impaired at a future date. The Insurance segment had $4.4 million of goodwill at March 31, 2014. We are actively looking at alternatives to preserve or replace the value of the revenue streams in our Insurance business. However there is no assurance that our efforts will be successful.
Market Opportunity and Strategy
We are actively pursuing opportunities to expand our business through various channels such as adding sub-servicing contracts to our portfolios through one-time transfers and flow agreements, the acquisition of MSRs and servicing platforms, and acquisitions of businesses that are complementary to our existing platform. We are also actively pursuing portfolio recapture efforts through our originations business and are seeking to expand our correspondent lending and consumer retail originations businesses as a source of additional replenishment and growth for our servicing business. While there has been significant disruption and change to the mortgage market beginning with the credit crisis, we believe that there will be more significant change coming in the next several years as basic tenets of the market such as the outsourcing of servicing from depositories and money-center banks, role of the GSEs and private capital supporting originations are defined. We believe these changes, coupled with previously mentioned fundamentals such as the depositories focus on core banking clients and increased capital requirements for MSRs, will provide significant opportunity for our business, though there can be no assurance that we will be able to capitalize on these opportunities or to complete any acquisitions, transfers or sub-servicing arrangements.
In addition to seeking growth opportunities for our servicing operations through investments and acquisitions, we are focused on adapting our other segments to changes in the business environment. In 2013, we took advantage of favorable economic conditions to build our originations business which we acquired from ResCap and Ally Bank, focusing on the retention channel and the opportunity to provide HARP refinancing of loans within our servicing portfolio and on the build-out of the correspondent and retail channels. In 2014, we anticipate that the HARP opportunity will remain a significant focus through December 2015 at which time we anticipate retention activities will remain. We plan to expand our correspondent and retail channels opportunistically in order to establish a purchase money originations business to meet the demand in that part of the mortgage market and provide replenishment to our servicing portfolio. To that objective, our originations business began operating under the name Ditech in the beginning of March 2014. Warehouse lines in the form of master repurchase facilities were established in support of Ditech’s operations and Ditech was added as a seller to our existing funding facilities. Refer to “Liquidity and Capital Resources” Forward Mortgage Origination Business for further information.
The reverse mortgage business has been affected by regulatory developments affecting both the originations and servicing sides of the business. Mandated changes to the HECM product have slowed originations volume as the new products are adopted and we have invested to meet upgraded servicing standards. We believe the announced regulatory changes will ultimately be beneficial in establishing a sound reverse mortgage industry, and during 2014 we plan to continue to invest in the business in order to grow both our originations and servicing of reverse mortgage product.
The Insurance segment is also being affected by new rules issued by the GSEs and other regulatory developments, and we expect that at least from June 1, 2014, our agency business will no longer be able to earn commissions or other revenue on lender-placed insurance for GSE loans and in certain states in the manner in which we have conducted our business in the past. We are actively exploring alternatives in order to preserve or replace the value of these insurance activities for our shareholders.
We have an investment management business which is expected to realize performance fees from an existing contract during 2014.
We maintain a strategic focus on the management of our costs, and we regularly evaluate whether outsourcing portions of our activities to qualified vendors would enable us to reduce our expense base while sustaining adequate quality, effectiveness and compliance levels.
Refer to “Risk Factors” under Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Acquisitions
EverBank Net Assets
On October 30, 2013, we entered into a series of definitive agreements to purchase (1) certain private and GSE-backed MSRs and related servicer advances, (2) sub-servicing rights for forward loans and (3) a default servicing platform from EverBank, collectively the EverBank net assets. The agreements were structured such that ownership of the MSRs and related servicer advances and the sub-servicing rights for forward loans would transfer to us as investor consents were received and the net assets associated with the default servicing platform would transfer when the data associated with the loans underlying the MSRs were boarded onto our servicing systems.
The agreements called for an estimated total purchase price of $83.4 million for the MSRs, less net cash flows received on the underlying loans between October 30, 2013 and the date of legal transfer; and an additional $1.9 million associated with the default servicing platform. We paid $16.7 million of the estimated purchase price on October 30, 2013.
During March 2014, we received approvals to transfer MSRs and sub-servicing rights with unpaid principal balance of approximately $16.5 billion. Accordingly, we paid an additional $44.7 million and recorded MSRs at fair value of $58.7 million. Approvals for certain private investor backed MSRs have not been received and accordingly, no assets or related revenues and expenses have been recorded. We are accounting for this transaction as a business combination in accordance with authoritative accounting guidance upon closing of the default servicing platform, which occurred on May 1, 2014.
MSR Purchase
On December 10, 2013, we entered into an agreement with an affiliate of a national bank to acquire a pool of Fannie Mae MSRs and related servicer advances for an estimated purchase price of $330.0 million for the MSRs, less net cash flows received on the underlying loans between December 10, 2013 and the date of legal transfer. During the three months ended March 31, 2014, we closed on the agreement upon receipt of investor approvals to transfer servicing, at which time the unpaid principal balance of the loans was $27.6 billion. We paid $165.0 million and $73.2 million of the estimated total purchase price in December 2013 and April 2014, respectively. The remaining purchase price will be paid during 2014.
Walter Capital Opportunity Corp.

On April 23, 2014, we and certain investment funds managed by York Capital Management, collectively York, entered into a securities purchase and investor rights agreement, or the Securities Purchase Agreement, pursuant to which both parties agreed to invest in Walter Capital Opportunity Corp., or WCO. WCO was formed to invest in excess servicing spread related to mortgage servicing rights, forward mortgage servicing rights, forward and reverse residential whole loans, reverse mortgage servicing rights, agency and non-agency residential mortgage backed securities and other real estate related securities and related derivatives, and to qualify as a real estate investment trust under the Internal Revenue Code.

Under the Securities Purchase Agreement, we agreed to contribute $20.0 million in cash in exchange for approximately 9% of the outstanding equity in WCO, and the York entities have agreed to contribute $200 million in cash in exchange for 91% of the outstanding equity in WCO.  We anticipate (i) contributing certain assets with insignificant book value to WCO in exchange for up to an additional 1% of outstanding equity in WCO; (ii) entering into an agreement under which our wholly owned subsidiary would provide comprehensive management services to WCO; and (iii) entering into ancillary agreements under which, among other things, we would (a) sell to WCO beneficial interests in certain servicing rights owned by us, and (b) sell to WCO servicing rights on flow production. We will also receive warrants to purchase additional equity in WCO, which if fully exercised, would bring the Company's ownership in WCO to 12% of outstanding and potential shares.

The consummation of the Securities Purchase Agreement is subject to various approvals and other closing conditions, including finalizing the terms of ancillary and commercial agreements, and is expected to occur during the second quarter of 2014.

Results of Operations — Comparison of Consolidated Results of Operations for the Three Months Ended March 31, 2014 and 2013
Our consolidated results of operations are provided below (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Revenues
Net servicing revenue and fees	$172,792	$137,009	$35,783
Net gains on sales of loans	104,034	78,445	25,589
Interest income on loans	34,422	36,898	(2,476)
Insurance revenue	23,388	17,534	5,854
Net fair value gains on reverse loans and related HMBS obligations	17,236	36,788	(19,552)
Other revenues	18,076	7,855	10,221
Total revenues	369,948	314,529	55,419

Expenses
Salaries and benefits	135,897	106,733	29,164
General and administrative	108,865	87,440	21,425
Interest expense	74,849	54,142	20,707
Depreciation and amortization	18,644	16,333	2,311
Other expenses, net	225	2,096	(1,871)
Total expenses	338,480	266,744	71,736

Other losses
Other net fair value losses	(2,503)	(1,261)	(1,242)
Total other losses	(2,503)	(1,261)	(1,242)

Income before income taxes	28,965	46,524	(17,559)
Income tax expense	11,588	18,775	(7,187)
Net income	$17,377	$27,749	$(10,372)

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Servicing fees	$166,033	$119,872	$46,161
Incentive and performance fees	42,857	33,725	9,132
Ancillary and other fees	22,653	15,811	6,842
Servicing revenue and fees	231,543	169,408	62,135
Changes in valuation inputs or other assumptions (1)	(25,618)	(3,980)	(21,638)
Other changes in fair value (2)	(22,016)	(17,095)	(4,921)
Change in fair value of servicing rights	(47,634)	(21,075)	(26,559)
Amortization of servicing rights	(11,117)	(11,324)	207
Net servicing revenue and fees	$172,792	$137,009	$35,783
_______

(1)	Represents the net change in the servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the net change in the servicing rights carried at fair value due to the realization of expected cash flows over time.
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
Servicing revenue and fees increased $62.1 million for the three months ended March 31, 2014 as compared to the same period of 2013 primarily due to growth in the third-party servicing portfolio unpaid principal balance period over period, resulting primarily from bulk MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities partially offset by normal run-off of the servicing portfolio. The change in fair value of servicing rights of $47.6 million and $21.1 million for the three months ended March 31, 2014 and 2013 related to a risk-managed class of servicing rights established on January 1, 2013. Refer to additional information on this change in fair value in the Servicing segment section of our Business Segment Results below.
Included in incentive and performance fees are incentive fees for exceeding pre-defined performance hurdles in servicing various loan portfolios. These fees may not recur on a regular basis, as they are earned based on the performance of underlying loan pools as compared to similar pools serviced by others, as well as the achievement of certain performance hurdles over time, which may not be achieved on a regular schedule. Incentive and performance fees also include modification fees, and other program specific incentives such as fees earned under HAMP.
A summary of third-party net servicing revenue and fees by segment is provided below (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Servicing	$156,261	$120,278	$35,983
Reverse Mortgage	7,610	6,748	862
Asset Receivables Management	8,921	9,983	(1,062)
Net servicing revenue and fees	$172,792	$137,009	$35,783
Refer to additional information on net servicing revenue and fees by segment in Business Segment Results section below.

Net Gains on Sales of Loans
Net gains on sales of loans consists of gains on sales of loans held for sale, fair value adjustments on loans held for sale and related freestanding derivatives, and a provision for the repurchase of loans. For the three months ended March 31, 2014, net gains on sales of loans increased $25.6 million as compared to the same period of 2013 due to having three months of the ResCap originations business in 2014 as compared to two months in 2013, partially offset by a decrease in refinance origination volume resulting from rising interest rates and diminishing HARP opportunities during the current year period.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered forward loans, both of which are accounted for at amortized cost. For the three months ended March 31, 2014, interest income decreased $2.5 million as compared to the same period of 2013 primarily due to a decrease in the related average residential loan balance outstanding.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Residential loans at amortized cost
Interest income	$34,422	$36,898	$(2,476)
Average balance (1)	1,399,860	1,499,816	(99,956)
Annualized average yield	9.84%	9.84%	—%
__________

(1)	Average balance is calculated as the average recorded investment in the loan at the beginning and end of the quarter.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue increased $5.9 million for the three months ended March 31, 2014 as compared to the same period of 2013 due primarily to the increase in lender-placed insurance policies issued in relation to the 2013 bulk servicing right acquisitions, partially offset by run-off of policies previously in-force.
Due to recent regulatory developments surrounding lender-placed insurance policies as mentioned in the Regulatory Developments section above, we expect our sales commissions related to lender-placed insurance policies to decrease significantly beginning in the second quarter of 2014. We are actively looking at alternatives to preserve or replace the value of the revenue streams in our Insurance business. However there is no assurance that our efforts will be successful in preserving or replacing any affected revenue streams or otherwise preserving for our shareholders all or any part of our Insurance business.
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Net fair value gains on reverse loans and related HMBS obligations includes the contractual interest income earned on reverse loans, including those not yet securitized or bought out of securitization pools, net of interest expense on HMBS related obligations and the change in fair value of these assets and liabilities. The net contractual interest approximates our servicing fees. Included in the change in fair value are gains due to loan originations, which include draws on reverse loans where the borrower has additional borrowing capacity. These gains result from the pricing of an aggregated pool of loans exceeding the cost of the origination or acquisition of the loan as well as changes in fair value resulting from changes to market pricing on newly originated HECMs and HMBS. No gain or loss is recognized upon securitization of reverse loans as these transactions are accounted for as secured borrowings. Refer to the “Business Segment Results” below for a detailed breakout of the components of net fair value gains on reverse loans and related HMBS obligations.
During the three months ended March 31, 2014 and 2013, we recognized $17.2 million and $36.8 million in net fair value gains on reverse loans and related HMBS obligations which includes contractual interest income earned on reverse loans, net of interest expense on HMBS related obligations of $6.3 million and $7.6 million, respectively, and favorable changes in fair value of $10.9 million and $29.2 million, respectively.

Net contractual interest declined by $1.3 million during the three months ended March 31, 2014 as compared to the same period of 2013 due to a decline in unsecuritized HECMs. The changes in fair value recorded during the three months ended March 31, 2014 and 2013 related to the reverse loans and HMBS related obligations were due to growth of the portfolio as well as the change in market pricing for newly originated HECMs and HMBS. The decline in the change in fair value of $18.3 million during the three months ended March 31, 2014 as compared to the same period of 2013 was due primarily to a 75% decline in new origination volume reducing gains on aggregated loan pool pricing by $23.5 million, partially offset by higher gains of $2.8 million associated with draws on reverse loans and resulting fair value adjustments.
Other Revenues
Other revenues consist primarily of origination fee income, income associated with our beneficial interest in a servicing asset and income for an equity method investment. Other revenues increased $10.2 million for the three months ended March 31, 2014 as compared to the same period of 2013 due primarily to $7.5 million in income for our beneficial interest that did not exist in the prior year period and $2.2 million in higher origination fee income resulting from the growth in our originations business. Origination fee income was $5.9 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively.
Salaries and Benefits
Salaries and benefits expense increased $29.2 million for the three months ended March 31, 2014 as compared to the same period of 2013 primarily due to employees acquired in connection with our recent acquisitions and hiring to support the growth of our business. Headcount increased by approximately 1,500 full-time employees from approximately 4,800 at March 31, 2013 to approximately 6,300 at March 31, 2014.
General and Administrative
General and administrative expenses increased $21.4 million for the three months ended March 31, 2014 as compared to the same period of 2013 due primarily to additional operating and overhead costs associated with growth in the servicing portfolio and originations operations.
Interest Expense
We incur interest expense on our corporate debt, mortgage-backed debt issued by the Residual Trusts, master repurchase agreements and servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense increased $20.7 million for the three months ended March 31, 2014 as compared to the same period of 2013 due to corporate debt transactions, which included incremental borrowings under our 2012 Term Loan, the issuance of Senior Notes and refinancing activities during 2013. The increase in average balances of our corporate debt was partially offset by a decrease in the average rate during the three months ended March 31, 2014 as compared to the same period of 2013 as a result of corporate debt activities addressed above. These financing transactions resulted in a lower cost of debt. In addition, interest expense increased as a result of higher average balances of servicing advance liabilities and master repurchase agreements due to our growing servicing and originations businesses. Refer to additional information on our corporate debt activity within the Liquidity and Capital Resources section below.

Provided below is a summary of the average balances of our debt, mortgage-backed debt of the Residual Trusts, and servicing advance liabilities, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Corporate debt (1)
Interest expense	$36,483	$25,218	$11,265
Average balance	2,273,276	1,438,195	835,081
Annualized average rate	6.42%	7.01%	(0.59)%

Mortgage-backed debt of the Residual Trusts
Interest expense	$20,303	$22,296	$(1,993)
Average balance	1,190,043	1,301,650	(111,607)
Annualized average rate	6.82%	6.85%	(0.03)%

Servicing advance liabilities
Interest expense	$10,381	$2,410	$7,971
Average balance	974,622	212,963	761,659
Annualized average rate	4.26%	4.53%	(0.27)%

Master repurchase agreements
Interest expense	$7,682	$4,218	$3,464
Average balance	827,836	385,820	442,016
Annualized average rate	3.71%	4.37%	(0.66)%
__________

(1)	Corporate debt includes our secured term loan, Senior Notes, and Convertible Notes.
Depreciation and Amortization
Depreciation and amortization expense presented on the consolidated statements of comprehensive income (loss) consists of amortization of intangible assets other than goodwill and depreciation and amortization of premises and equipment, which includes amortization of capitalized software. Depreciation and amortization increased $2.3 million for the three months ended March 31, 2014 as compared to the same period of 2013, primarily as a result of the acquisition of premises and equipment, including capitalized software, partially offset by a decline in amortization of intangible assets acquired in conjunction with the acquisition of GTCS Holdings, LLC, or Green Tree, on July 1, 2011. Certain of these intangible assets are now fully amortized.
A summary of depreciation and amortization expense is provided below (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Depreciation and amortization of:
Intangible assets	$5,191	$7,903	$(2,712)
Premises and equipment	13,453	8,430	5,023
Total depreciation and amortization	$18,644	$16,333	$2,311
Other Expenses, Net
Included in other expenses, net is the provision for loan losses on our residential loan portfolio accounted for at amortized cost, real estate owned expenses, net and claims expense. The provision for loan losses decreased by $2.7 million for the three months ended March 31, 2014 as compared to the same period of 2013 primarily due to lower loss severities, which improved throughout 2013 and continued into 2014 from higher average home selling prices in our markets, and a decrease in the default frequency rate used to calculate the allowance for loan losses based on favorable delinquency trends.

Other Net Fair Value Losses
We recognized other net fair value losses of $2.5 million for the three months ended March 31, 2014, which included a net fair value loss on the assets and liabilities of the Non-Residual Trusts of $2.0 million primarily due to changes in London InterBank Offered Rates, or LIBOR.
We recognized other net fair value losses of $1.3 million for the three months ended March 31, 2013, which included a net fair value gain of $2.9 million on the assets and liabilities of the Non-Residual Trusts and a loss of $3.7 million associated with the increase in the estimated liability for a contingent earn-out payment related to the acquisition of Security One Lending. Higher than expected cash flows and a favorable spread on contractual interest income net of contractual interest expense contributed to the net fair value gain on the assets and liabilities of the Non-Residual Trusts for the three months ended March 31, 2013.
Income Tax Expense
Income tax expense decreased $7.2 million for the three months ended March 31, 2014 as compared to the same period of 2013 due primarily to the decrease in income before income taxes. The effective tax rate remained consistent for the three months ended March 31, 2014 as compared to the same period in 2013.
Financial Condition — Comparison of Consolidated Financial Condition at March 31, 2014 to December 31, 2013
Our total assets and total liabilities remained relatively flat at March 31, 2014 as compared to December 31, 2013. We had growth in servicing rights of $371.6 million due primarily to MSR portfolio acquisitions from Everbank and an affiliate of a national bank. These MSRs were recoded upon receipt of investor approval during the three months ended March 31, 2014. Refer to the Recent Acquisitions section above.
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
Core Earnings is a metric that is used by management to exclude certain items in an attempt to provide a better metric to evaluate our Company’s underlying key drivers and the core operating performance of the business, exclusive of certain adjustments and activities that management considers to be unrelated to the underlying economic performance of the business for a given period. Core Earnings is defined as net income (loss) before income taxes plus certain depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions, or step-up depreciation and amortization, transaction and integration costs, share-based compensation expense, non-cash interest expense, the net impact of the Non-Residual Trusts, fair value to cash adjustments for reverse loans, and certain other cash and non-cash adjustments, primarily including severance expense and certain other non-recurring start-up costs. Core Earnings excludes unrealized changes in fair value of MSRs that are based on projections of expected future cash flows and prepayments. Core Earnings includes both cash and non-cash gains from forward mortgage origination activities. Non-cash gains are net of non-cash charges or reserves provided. Core Earnings includes cash gains for reverse mortgage origination activities. Core Earnings may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a means of evaluating our core operating performance.
Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization by focusing on our profitability. Adjusted EBITDA is defined as net income (loss) before income taxes, depreciation and amortization, interest expense on corporate debt, transaction and integration related costs, the net impact of the Non-Residual Trusts and certain other cash and non-cash adjustments primarily including severance expense, the net provision for the repurchase of transferred loans and certain other non-recurring start-up costs. Adjusted EBITDA includes both cash and non-cash gains from forward mortgage origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash gains for reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a means of evaluating our operating performance.
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

•	Core Earnings and Adjusted EBITDA do not reflect non-cash compensation which is and will remain a key element of our overall long-term incentive compensation package; and

•	Core Earnings and Adjusted EBITDA do not reflect the change in fair value of servicing rights due to changes in valuation inputs or other assumptions.
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
The following tables reconcile Core Earnings and Adjusted EBITDA to income before income taxes, which we consider to be the most directly comparable GAAP financial measure to Core Earnings and Adjusted EBITDA (in thousands):
Core Earnings

For the Three Months Ended March 31, 2014
Income before income taxes	$28,965
Add:
Change in fair value of servicing rights due to changes in valuation inputs or other assumptions	25,618
Step-up depreciation and amortization (1)	20,363
Fair value to cash adjustment for reverse loans (2)	4,661
Net impact of Non-Residual Trusts (3)	4,135
Share-based compensation expense	3,493
Non-cash interest expense	3,310
Transaction and integration costs (4)	1,530
Other (5)	2,979
Sub-total	66,089
Core Earnings	$95,054
_________

(1)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.
(2) Represents the non-cash fair value adjustments to arrive at cash gains for reverse loans and related HMBS obligations.
(3) Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans.

(4)	Represents legal and professional expenses associated with our acquisitions and potential future growth initiatives.
(5) Represents other cash and non-cash adjustments primarily including severance expense and non-recurring charges such as start-up costs.

Adjusted EBITDA

For the Three Months Ended March 31, 2014
Income before income taxes	$28,965
Add:
Depreciation and amortization	18,644
Interest expense on debt	37,480
EBITDA	85,089
Add:
Amortization and fair value adjustments of servicing rights	58,751
Servicing fee economics (1)	9,750
Fair value to cash adjustment for reverse loans (2)	4,661
Net impact of Non-Residual Trusts (3)	4,135
Share-based compensation expense	3,493
Residual Trusts cash flows (4)	1,570
Transaction and integration costs (5)	1,530
Other (6)	3,813
Sub-total	87,703
Less:
Non-cash interest income	(3,987)
Provision for loan losses	(1,004)
Sub-total	(4,991)
Adjusted EBITDA	$167,801
_________

(1)
Represents economics received on MSRs associated with EverBank and those acquired from an affiliate of a large national bank. Economics for the quarter ended March 31, 2014 were not reflected in servicing revenue until investor approvals were received in March 2014.

(2)	Represents the non-cash fair value adjustments to arrive at cash gains for reverse loans and related HMBS obligations.
(3) Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans.
(4) Represents cash flows in excess of overcollateralization requirements that have been released to us from the Residual Trusts.
(5) Represents legal and professional expenses associated with our acquisitions and potential future growth initiatives.

(6)	Represents other cash and non-cash adjustments primarily including the net provision for the repurchase of transferred loans, severance expense and non-recurring charges such as start-up costs.
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

	For the Three Months Ended March 31, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$33,771	$20,210	$(9,800)	$2,499	$14,667	$10,255	$(42,637)	$28,965

Core Earnings adjustments
Change in fair value of servicing rights due to changes in valuation inputs or other assumptions	25,618	—	—	—	—	—	—	25,618
Step-up depreciation and amortization	4,868	2,853	1,893	1,094	1,183	—	7	11,898
Step-up amortization of sub-servicing rights	8,465	—	—	—	—	—	—	8,465
Fair value to cash adjustment for reverse loans	—	—	4,661	—	—	—	—	4,661
Net impact of Non-Residual Trusts	—	—	—	—	—	—	4,135	4,135
Share-based compensation expense	1,541	829	490	63	304	—	266	3,493
Non-cash interest expense	178	—	—	—	—	819	2,313	3,310
Transaction and integration costs	111	—	—	36	—	—	1,383	1,530
Other	5	2,978	(52)	—	—	—	48	2,979
Total adjustments	40,786	6,660	6,992	1,193	1,487	819	8,152	66,089
Core Earnings	74,557	26,870	(2,808)	3,692	16,154	11,074	(34,485)	95,054

Adjusted EBITDA adjustments
Amortization and other fair value adjustments of servicing rights	23,918	—	750	—	—	—	—	24,668
Interest expense on debt	32	—	10	—	—	—	34,128	34,170
Servicing fee economics	9,750	—	—	—	—	—	—	9,750
Depreciation and amortization	3,837	2,142	556	208	—	—	3	6,746
Non-cash interest income	(296)	—	(65)	—	—	(3,626)	—	(3,987)
Residual Trusts cash flows	—	—	—	—	—	1,570	—	1,570
Provision for loan losses	—	—	—	—	—	(1,004)	—	(1,004)
Other	827	1,093	68	7	21	(1,166)	(16)	834
Total adjustments	38,068	3,235	1,319	215	21	(4,226)	34,115	72,747
Adjusted EBITDA	$112,625	$30,105	$(1,489)	$3,907	$16,175	$6,848	$(370)	$167,801

	For the Three Months Ended March 31, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$22,029	$34,259	$12,089	$2,368	$7,719	$8,613	$(40,553)	$46,524

Core Earnings adjustments
Change in fair value of servicing rights due to changes in valuation inputs or other assumptions	3,980	—	—	—	—	—	—	3,980
Step-up depreciation and amortization	6,189	1,277	2,451	1,473	1,464	—	6	12,860
Step-up amortization of sub-servicing rights	8,110	—	—	—	—	—	—	8,110
Fair value to cash adjustment for reverse loans	—	—	3,536	—	—	—	—	3,536
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(479)	(479)
Share-based compensation expense	1,497	268	287	138	339	—	161	2,690
Non-cash interest expense	220	—	—	—	19	677	2,087	3,003
Transaction and integration costs	—	—	—	—	—	—	11,627	11,627
Debt issue costs not capitalized	—	—	—	—	—	—	4,700	4,700
Other	—	—	—	—	—	—	11	11
Total adjustments	19,996	1,545	6,274	1,611	1,822	677	18,113	50,038
Core Earnings	42,025	35,804	18,363	3,979	9,541	9,290	(22,440)	96,562

Adjusted EBITDA adjustments
Amortization and other fair value adjustments of servicing rights	19,391	—	918	—	—	—	—	20,309
Interest expense on debt	—	—	17	—	—	—	23,114	23,131
Depreciation and amortization	2,668	400	272	283	(150)	—	—	3,473
Non-cash interest income	(461)	—	(151)	—	(7)	(3,949)	—	(4,568)
Residual Trusts cash flows	—	—	—	—	—	400	—	400
Provision for loan losses	—	—	—	—	—	1,726	—	1,726
Other	443	41	37	8	18	(1,692)	104	(1,041)
Total adjustments	22,041	441	1,093	291	(139)	(3,515)	23,218	43,430
Adjusted EBITDA	$64,066	$36,245	$19,456	$4,270	$9,402	$5,775	$778	$139,992

Servicing
Our Servicing segment consists of operations that perform servicing for third-party investors in forward loans, as well as for on-balance sheet residential loans and real estate owned associated with forward mortgages.
Provided below is a summary of results of operations for our Servicing segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Net servicing revenue and fees
Third parties	$156,261	$120,278	$35,983
Intercompany	4,565	4,849	(284)
Total net servicing revenue and fees	160,826	125,127	35,699
Other revenues	8,554	462	8,092
Total revenues	169,380	125,589	43,791
General and administrative and allocated indirect expenses	65,897	49,485	16,412
Salaries and benefits	50,420	42,563	7,857
Interest expense	10,413	2,410	8,003
Depreciation and amortization	8,705	8,857	(152)
Total expenses	135,435	103,315	32,120
Other net fair value losses	(174)	(245)	71
Income before income taxes	33,771	22,029	11,742

Core Earnings adjustments
Change in fair value of servicing rights due to changes in valuation inputs or other assumptions	25,618	3,980	21,638
Step-up depreciation and amortization	4,868	6,189	(1,321)
Step-up amortization of sub-servicing rights	8,465	8,110	355
Share-based compensation expense	1,541	1,497	44
Non-cash interest expense	178	220	(42)
Transaction and integration costs	111	—	111
Other	5	—	5
Total adjustments	40,786	19,996	20,790
Core Earnings	74,557	42,025	32,532

Adjusted EBITDA adjustments
Amortization and other fair value adjustments of servicing rights	23,918	19,391	4,527
Servicing fee economics	9,750	—	9,750
Interest expense on debt	32	—	32
Depreciation and amortization	3,837	2,668	1,169
Non-cash interest income	(296)	(461)	165
Other	827	443	384
Total adjustments	38,068	22,041	16,027
Adjusted EBITDA	$112,625	$64,066	$48,559

Forward Mortgage Servicing Portfolio
Provided below are summaries of the activity in our third-party servicing portfolio for our forward mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes servicing performed related to residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Three Months Ended March 31, 2014
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with our forward loan third-party servicing portfolio
Beginning balance	1,894,446	$143,365,961	$10,428,980	$45,033,529	$198,828,470
Acquisition of pool of Fannie Mae MSRs	254,960	27,559,108	—	—	27,559,108
Acquisition of EverBank net assets	72,176	9,756,509	—	—	9,756,509
Loan sales with servicing retained	22,253	1,902,000	—	—	1,902,000
Other new business added	2,259	89,585	—	292,024	381,609
Payoffs, sales and curtailments, net (1)	(80,402)	(5,744,284)	(419,084)	(1,262,941)	(7,426,309)
Ending balance	2,165,692	$176,928,879	$10,009,896	$44,062,612	$231,001,387

		At March 31, 2014
Ending number of accounts associated with our forward loan third-party servicing portfolio		1,585,467	210,451	369,774	2,165,692

	For the Three Months Ended March 31, 2013
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with our forward loan third-party servicing portfolio
Beginning balance	902,405	$20,437,051	$13,309,915	$40,912,250	$74,659,216
Acquisition of ResCap net assets	381,540	42,287,026	—	—	42,287,026
Acquisition of BOA assets	607,434	84,438,119	—	—	84,438,119
Loan sales with servicing retained	16	3,148	—	—	3,148
Other new business added	22,458	2,379,822	—	1,660,668	4,040,490
Payoffs, sales and curtailments, net (1)	(58,743)	(6,772,565)	(701,518)	422,177	(7,051,906)
Ending balance	1,855,110	$142,772,601	$12,608,397	$42,995,095	$198,376,093

		At March 31, 2013
Ending number of accounts associated with our forward loan third-party servicing portfolio		1,346,498	259,955	248,657	1,855,110
_______
(1) Amounts presented are net of loan sales of $2.2 billion and $6.2 billion with servicing retained associated with multi-channel recapture activities during the three months ended March 31, 2014 and 2013, respectively.

Provided below is a summary of the unpaid principal balance of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with forward mortgages. The Servicing segment receives intercompany servicing fees for on-balance sheet residential loans and real estate owned (in thousands):

	March 31,
	2014	2013	Variance
Servicing portfolio composition associated with forward mortgages
Third parties
First lien mortgages	$214,065,139	$179,337,508	$34,727,631
Second lien mortgages	8,483,844	9,520,764	(1,036,920)
Manufactured housing	8,326,449	9,501,985	(1,175,536)
Other	125,955	15,836	110,119
Total third parties	231,001,387	198,376,093	32,625,294
On-balance sheet residential loans and real estate owned associated with forward mortgages (1)	2,832,503	2,749,221	83,282
Total servicing portfolio associated with forward mortgages	$233,833,890	$201,125,314	$32,708,576
_________

(1)	On-balance sheet residential loans and real estate owned primarily includes loans of the Loans and Residuals Segment and the Non-Residual Trusts, as well as forward loans held for sale.
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

	At March 31, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	1,591,975	$214,065,139	0.25%	10.67%
Second lien mortgages	271,981	8,483,844	0.56%	3.08%
Manufactured housing	278,127	8,326,449	1.07%	3.44%
Other	23,609	125,955	0.93%	18.98%
Total accounts serviced for third parties	2,165,692	231,001,387	0.29%	10.14%
On-balance sheet residential loans and real estate owned associated with forward mortgages (2)	57,244	2,832,503		5.16%
Total servicing portfolio associated with forward mortgages	2,222,936	$233,833,890		10.08%

	At December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	1,294,343	$181,208,279	0.23%	12.30%
Second lien mortgages	286,992	8,873,955	0.58%	3.78%
Manufactured housing	286,934	8,602,932	1.07%	4.00%
Other	26,177	143,304	0.93%	28.21%
Total accounts serviced for third parties	1,894,446	198,828,470	0.28%	11.57%
On-balance sheet residential loans and real estate owned associated with forward mortgages (2)	60,491	3,274,846		5.26%
Total servicing portfolio associated with forward mortgages	1,954,937	$202,103,316		11.47%
_______

(1)
Past due status is measured based on either the Mortgage Bankers Association, or MBA, method or the Office of Thrift Supervision, or OTS, method as specified in the servicing agreement. Under the MBA method, a loan is considered past due if its monthly payment is not received by the end of the day immediately preceding the loan's next due date. Under the OTS method, a loan is considered past due if its monthly payment is not received by the loan's due date in the following month. Past due status, specifically related to loans within the Residual Trusts and loans collateralized by manufactured housing, is based on the current contractual due date of the loan. In the case of an approved repayment plan, including a plan approved by the bankruptcy court, or a completed loan modification, past due status is based on the modified due date or status of the loan.

(2)	On-balance sheet residential loans and real estate owned primarily includes loans of the Loans and Residuals Segment and the Non-Residual Trusts as well as forward loans held for sale.
The unpaid principal balance associated with first lien forward mortgages within our third-party servicing portfolio increased $32.9 billion at March 31, 2014 as compared to December 31, 2013. This increase was primarily due to bulk servicing right acquisitions and our originations and related loan sales activities. The decrease in the second lien forward mortgages, manufactured housing and other loans within our third-party servicing portfolio of $683.9 million at March 31, 2014 as compared to December 31, 2013 was primarily due to run-off of the portfolio. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned associated with forward mortgages of $442.3 million at March 31, 2014 as compared to December 31, 2013 can be attributed to a decline in forward loans held for sale and the portfolio run-off of the assets held by the Residual and Non-Residual Trusts. At March 31, 2014, we had $599.8 million in unpaid principal balance associated with loans held for sale as compared to $976.8 million at December 31, 2013.
The weighted-average servicing fee of our third-party servicing portfolio at March 31, 2014 increased by one basis point as compared to the weighted-average servicing fee at December 31, 2013 primarily as a result of higher fees on recent portfolios added to first lien mortgages and runoff of first lien portfolios with lower fees. At March 31, 2014, the servicing portfolio included more first lien mortgages with higher average fees. First lien mortgages had a weighted-average fee of 25 basis points at March 31, 2014 as compared to 23 basis points at December 31, 2013.
The decrease of 1.6% in delinquencies associated with the first lien forward mortgages within our third-party servicing portfolio at March 31, 2014 as compared to December 31, 2013 was primarily due to current year servicing right acquisitions, which included better performing, and thus less delinquent loans, and newly originated mortgages and thus resulted in lower on-average delinquencies than those of the portfolio at December 31, 2013. The delinquencies associated with the second lien forward mortgages and manufactured housing within our third-party servicing portfolio decreased 0.7% and 0.6% at March 31, 2014 as compared to December 31, 2013, respectively, primarily due to seasonality. In addition to seasonality, delinquencies associated with the other loans category decreased by 9.2% due to increased collections for loans that transferred to our servicing portfolio during the three months ended December 2013. These types of loans tend to have lower delinquencies during the first quarter of the year. Delinquencies for our on-balance sheet residential loans and real estate owned associated with forward mortgages remained relatively flat at March 31, 2014 as compared to December 31, 2013.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Servicing fees	$167,381	$121,856	$45,525
Incentive and performance fees	29,847	20,375	9,472
Ancillary and other fees	21,599	14,377	7,222
Servicing revenue and fees	218,827	156,608	62,219
Changes in valuation inputs or other assumptions (1)	(25,618)	(3,980)	(21,638)
Other changes in fair value (2)	(22,016)	(17,095)	(4,921)
Change in fair value of servicing rights	(47,634)	(21,075)	(26,559)
Amortization of servicing rights	(10,367)	(10,406)	39
Net servicing revenue and fees	$160,826	$125,127	$35,699
_______

(1)	Represents the net change in the servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the net change in the servicing rights carried at fair value due to the realization of expected cash flows over time.
Servicing fees increased $45.5 million or 37% for the three months ended March 31, 2014 as compared to the same period of 2013 primarily due to growth in the third-party servicing portfolio resulting mainly from bulk MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities and a $13.1 million benefit related to the settlement of amounts associated with a servicing contract, partially offset by normal run-off of the servicing portfolio. Average loans serviced increased by $42.3 billion or 26% during the three months ended March 31, 2014 as compared to the same period of 2013. Incentive and performance fees increased by $9.5 million during the three months ended March 31, 2014 as compared to the same period of 2013 primarily as a result of higher fees earned under HAMP of $7.4 million while ancillary and other fees increased by $7.2 million largely due to higher late fees resulting from growth in the servicing portfolio. The net fair value losses on servicing rights carried at fair value of $47.6 million and $21.1 million for the three months ended March 31, 2014 and 2013, respectively, relate to the risk-managed forward loan class discussed below.
Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Average unpaid principal balance of loans serviced (1)	$204,104,021	$161,848,417	$42,255,604
Annualized average servicing fee (2) (3)	0.33%	0.30%	0.03%
_______

(1)	Average unpaid principal balance of loans serviced is calculated as the average of the monthly average unpaid principal balances.

(2)	Average servicing fee is calculated by dividing gross servicing fees by the average unpaid principal balance of loans serviced.

(3)	Annualized.
The increase in average servicing fee of three basis points for the three months ended March 31, 2014 as compared to the same period of 2013 was primarily due to a $13.1 million benefit related to the settlement of amounts associated with a servicing contract which did not exist in the prior year period.

Servicing Rights Carried at Fair Value
A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	March 31, 2014	December 31, 2013
Servicing rights at fair value	$1,513,830	$1,131,124
Unpaid principal balance of accounts serviced	164,433,072	130,123,288
Inputs and assumptions:
Weighted-average remaining life in years	6.6	6.8
Weighted-average stated borrower interest rate on underlying collateral	5.00%	5.20%
Weighted-average discount rate	9.59%	9.76%
Conditional prepayment rate	7.54%	7.06%
Conditional default rate	2.68%	2.90%
At March 31, 2014, almost all servicing rights carried at fair value related to acquisitions completed since January 1, 2013, including bulk and flow MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities. The decrease in fair value of these servicing rights at March 31, 2014 as compared to December 31, 2013 is attributed to $25.6 million in changes in valuation inputs or other assumptions and $22.0 million in other changes in fair value which reflect the impact on servicing rights for the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of principal of loans.
The changes in valuation inputs or other assumptions of $25.6 million was due primarily to a higher assumed conditional prepayment rate which resulted primarily from a lower interest rate environment and an increase in the Federal Housing Finance Agency’s, or FHFA’s, housing price index, partially offset by reductions in prepayment speeds on expected HARP activity since December 31, 2013. The decline in the assumed conditional default rate and discount rate from December 31, 2013 was driven by new portfolio acquisitions that have lower risk profiles, and accordingly, lower assumed conditional default rates and discount rates.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $16.4 million for the three months ended March 31, 2014 as compared to the same period of 2013 due to growth in the business.
Salaries and Benefits
Salaries and benefits expense increased $7.9 million for the three months ended March 31, 2014 as compared to the same period of 2013 due to hiring to support the growth of our business including employees added in conjunction with the acquisition of certain assets of MetLife Bank, N.A., in March 2013. Headcount assigned to our Servicing segment increased by approximately 600 full-time employees from 2,600 at March 31, 2013 to 3,200 at March 31, 2014.
Interest Expense
Interest expense increased by $8.0 million for the three months ended March 31, 2014 as compared to the same period of 2013 due to the increase in servicing advance liabilities to support our funding of servicer and protective advances that have grown by $1.0 billion at March 31, 2014 as compared to March 31, 2013, primarily as a result of bulk servicing right acquisitions.
Depreciation and Amortization
Depreciation and amortization expense includes amortization of certain intangible assets related to the servicing business including customer and institutional relationship intangibles and capitalized software development costs. Depreciation and amortization remained relatively flat during the three months ended March 31, 2014 as compared to the same period of 2013.
Core Earnings
Core Earnings increased by $32.5 million for the three months ended March 31, 2014 as compared to the same period of 2013 resulting primarily from the increase in revenues, net of expenses due to the growth of the servicing portfolio, including a higher unfavorable change in fair value of servicing rights of $26.6 million and a $13.1 million benefit included in net servicing revenue and fees related to the settlement of amounts associated with a servicing contract.

Adjusted EBITDA
Adjusted EBITDA increased by $48.6 million for the three months ended March 31, 2014 as compared to the same period of 2013, resulting primarily from growth in the business, a $13.1 million benefit related to the settlement of amounts associated with a servicing contract and $9.8 million in servicing fee economics related to MSRs associated with EverBank and those acquired from an affiliate of a large national bank.
Originations
Our Originations segment consists of operations that originate and purchase forward loans that are sold to third parties with servicing rights generally retained.
Provided below is a summary of results of operations for our Originations segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Net gains on sales of loans	$104,034	$74,062	$29,972
Other revenues	5,180	1,997	3,183
Total revenues	109,214	76,059	33,155
Salaries and benefits	43,236	24,588	18,648
General and administrative and allocated indirect expenses	33,940	14,829	19,111
Interest expense	6,833	706	6,127
Depreciation and amortization	4,995	1,677	3,318
Total expenses	89,004	41,800	47,204
Income before income taxes	20,210	34,259	(14,049)

Core Earnings adjustments
Step-up depreciation and amortization	2,853	1,277	1,576
Share-based compensation expense	829	268	561
Other	2,978	—	2,978
Total adjustments	6,660	1,545	5,115
Core Earnings	26,870	35,804	(8,934)

Adjusted EBITDA adjustments
Depreciation and amortization	2,142	400	1,742
Other	1,093	41	1,052
Total adjustments	3,235	441	2,794
Adjusted EBITDA	$30,105	$36,245	$(6,140)

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Locked applications were $2.0 billion at March 31, 2014. Provided below is a summary of our locked volume, adjusted for anticipated loan funding probability, funded volume and sold volume (in thousands):

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Locked Originations Volume (1)	Funded Originations Volume	Sold Originations Volume	Locked Originations Volume (1)	Funded Originations Volume	Sold Originations Volume
Retention	$1,839,796	$1,753,569	$1,955,630	$1,492,747	$319,417	$114,038
Correspondent	1,497,189	1,467,150	1,571,523	168,100	11,223	—
Wholesale	194,402	258,091	321,518	87,416	4,844	—
Retail	32,906	36,490	47,445	125,850	40,284	5,516
Total	$3,564,293	$3,515,300	$3,896,116	$1,874,113	$375,768	$119,554
_______

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.
Net Gains on Sales of Loans
The amount of net gain on sales of loans is a function of the volume of our originations activity and the fair value of these loans. Net gain on sales of loans is increased or decreased by any mark to market pricing adjustments on freestanding derivatives outstanding during the period and changes to the provision for repurchases related to loans sold during the period. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. While many factors can affect consumer demand for mortgages, generally, pricing competition on mortgage loans is lower in periods of low or declining interest rates, as consumer demand is greater. This provides opportunities for originators to increase volume and earn wider margins. Conversely, pricing competition increases when interest rates rise as consumer demand lessens. This reduces overall origination volume and may lead originators to reduce margins. The level and direction of interest rates however are not the sole determinant of consumer demand for mortgages and other factors such as secondary market conditions, home prices, credit spreads or legislative activity may impact consumer demand more significantly than interest rates in any given period.
Net gains on sales of loans for our Originations segment consist of the following (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Realized gains on sales of loans	$86,833	$4,197
Change in unrealized gains (losses) on loans held for sale	(4,176)	13,626
Net fair value gains (losses) on freestanding derivatives(1)	(37,395)	54,684
Capitalized servicing rights	52,613	1,290
Provision for repurchases	(2,186)	(160)
Interest income	8,345	425
Net gains on sales of loans	$104,034	$74,062
_______

(1)	Realized gains (losses) on hedging activities were $(20.3) million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.
The increase in realized gains on sales of loans of $82.6 million and the provision for repurchases of $2.0 million for the three months ended March 31, 2014 as compared to the same period of 2013 was primarily due to higher volume as our originations activity ramped-up during February of 2013, subsequent to the acquisition of the ResCap originations platform on January 31, 2013. Similarly, capitalized servicing rights increased during 2014 given this growth. We recorded a decline in fair value of loans held for sale and freestanding derivatives during the three months ended March 31, 2014 due primarily to a decline in the unpaid principal balance of loans held for sale of $377.0 million and lower locked pipeline of $238.2 million which was offset with lower interest rates and higher pricing on Fannie Mae securities at March 31, 2014, as compared to December 31, 2013.

Other Revenues
Other revenues, which consists primarily of origination fee income and interest on cash equivalents, increased $3.2 million for the three months ended March 31, 2014 as compared to the same period of 2013 as a result of growth in the business.
Salaries and Benefits
Salaries and benefits expense increased $18.6 million for the three months ended March 31, 2014 as compared to the same period of 2013 due to approximately 200 additional full-time employees coupled with the growth in our originations business.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $19.1 million for the three months ended March 31, 2014 as compared to the same period of 2013 as a result of growth in the business.
Interest Expense
Interest expense for the Originations segment consists of interest incurred on master repurchase agreements, which are used to finance the origination and purchase of forward loans. Interest expense increased by $6.1 million for the three months ended March 31, 2014 as compared to the same period of 2013 due to growth in the originations business.
Depreciation and Amortization
Depreciation and amortization expense consists primarily of depreciation of computer software and amortization of intangible assets acquired in connection with the acquisition of the ResCap originations and capital markets platforms. Depreciation and amortization increased $3.3 million for the three months ended March 31, 2014 as compared to the same period of 2013 primarily as a result of increased technology development as we deployed new assets in this business.
Core Earnings and Adjusted EBITDA
Core Earnings and Adjusted EBITDA decreased by $8.9 million and $6.1 million for the three months ended March 31, 2014 as compared to the same period of 2013, respectively, due primarily to higher expenses resulting from a higher volume of loans funded in relation to locked volume. In the prior year period the business substantially ramped up operations with the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and correspondent lending and wholesale broker businesses from Ally Bank on March 1, 2013, therefore locked volume was significantly larger than funded volume. As a result, in the prior year period we had higher revenues in relation to expenses. In the current quarter, the relationship of locked volume to funded volume normalized. In addition, both locked and funded volumes were higher during the current year period as a result of having the activity of three months of ResCap consumer lending originations business in 2014 as compared to two months in 2013 and three months of Ally Bank correspondent lending and wholesale broker originations business in 2014 as compared to one month in 2013.

Reverse Mortgage
Our Reverse Mortgage segment consists of operations that purchase and originate reverse loans that are securitized but remain on the consolidated balance sheet as collateral for secured borrowings, or HMBS related obligations. This segment also performs servicing for third-party investors in reverse loans and provides other ancillary services for the reverse mortgage market.
Provided below is a summary of results of operations for our Reverse Mortgage segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Net fair value gains on reverse loans and related HMBS obligations	$17,236	$36,788	$(19,552)
Net servicing revenue and fees	7,610	6,748	862
Net gain on sales of loans	—	4,383	(4,383)
Other revenues	3,022	2,945	77
Total revenues	27,868	50,864	(22,996)
General and administrative and allocated indirect expenses	17,171	15,198	1,973
Salaries and benefits	17,033	17,325	(292)
Depreciation and amortization	2,449	2,723	(274)
Other expenses, net	156	—	156
Interest expense	859	3,529	(2,670)
Total expenses	37,668	38,775	(1,107)
Income (loss) before income taxes	(9,800)	12,089	(21,889)

Core Earnings adjustments
Fair value to cash adjustment for reverse loans	4,661	3,536	1,125
Step-up depreciation and amortization	1,893	2,451	(558)
Share-based compensation expense	490	287	203
Other	(52)	—	(52)
Total adjustments	6,992	6,274	718
Core Earnings	(2,808)	18,363	(21,171)

Adjusted EBITDA adjustments
Amortization of servicing rights	750	918	(168)
Depreciation and amortization	556	272	284
Non-cash interest income	(65)	(151)	86
Interest expense on debt	10	17	(7)
Other	68	37	31
Total adjustments	1,319	1,093	226
Adjusted EBITDA	$(1,489)	$19,456	$(20,945)

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

	For the Three Months Ended March 31, 2014
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with our reverse loan third-party servicing portfolio
Beginning balance	44,663	$2,777,252	$2,940,256	$1,972,796	$7,690,304
New business added	1,873	—	—	195,365	195,365
Other additions (1)	—	28,375	48,764	38,406	115,545
Payoffs, sales and curtailments	(825)	(60,625)	(44,495)	(51,475)	(156,595)
Ending balance	45,711	$2,745,002	$2,944,525	$2,155,092	$7,844,619

		At March 31, 2014
Ending number of accounts associated with our reverse loan third-party servicing portfolio		17,449	17,561	10,701	45,711

	For the Three Months Ended March 31, 2013
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with our reverse loan third-party servicing portfolio
Beginning balance	42,855	$3,032,569	$3,023,614	$1,398,123	$7,454,306
New business added	113	4,770	—	15,896	20,666
Other additions (1)	—	31,742	52,862	22,570	107,174
Payoffs, sales and curtailments	(899)	(79,265)	(83,627)	(39,329)	(202,221)
Ending balance	42,069	$2,989,816	$2,992,849	$1,397,260	$7,379,925

		At March 31, 2013
Ending number of accounts associated with our reverse loan third-party servicing portfolio		19,528	18,606	3,935	42,069
_________

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

Provided below is a summary of the number of accounts, unpaid principal balance and weighted average contractual servicing fee rate related to our servicing portfolio associated with reverse mortgages (dollars in thousands):

	At March 31, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	$45,711	$7,844,619	0.15%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	54,430	8,471,174
Total servicing portfolio associated with reverse mortgages	$100,141	$16,315,793

	At December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	$44,663	$7,690,304	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	52,196	8,167,516
Total servicing portfolio associated with reverse mortgages	$96,859	$15,857,820
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net fair value gains (losses) on reverse loans and related HMBS obligations
Interest income on reverse loans	$96,881	$77,267
Change in fair value of reverse loans	108,528	1,538
Net fair value gains on reverse loans	205,409	78,805
Interest expense on HMBS related obligations	(90,560)	(69,675)
Change in fair value of HMBS related obligations	(97,613)	27,658
Net fair value losses on HMBS related obligations	(188,173)	(42,017)
Net fair value gains on reverse loans and related HMBS obligations	$17,236	$36,788

Net contractual interest declined by $1.3 million during the three months ended March 31, 2014 as compared to the same period of 2013 due to a decline in unsecuritized HECMs. The changes in fair value recorded during the three months ended March 31, 2014 and 2013 related to the reverse loans and HMBS related obligations were due to growth of the portfolio as well as the change in market pricing for newly originated HECMs and HMBS. The decline in the change in fair value of $18.3 million during the three months ended March 31, 2014 as compared to the same period of 2013 was due primarily to a 75% decline in new origination volume reducing gains on aggregated loan pool pricing by $23.5 million, partially offset by higher gains of $2.8 million associated with draws on reverse loans and resulting fair value adjustments.

Net Servicing Revenue and Fees

Net servicing revenue and fees for the reverse mortgage business consists of contractual servicing fees and ancillary and other fees related to our third-party reverse mortgage portfolio offset by amortization of servicing rights. The growth in net servicing revenue and fees during the three months ended March 31, 2014 as compared to the same period of 2013 of $0.9 million was due primarily to the growth in the servicing portfolio. A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Servicing fees	$3,217	$2,865	$352
Incentive and performance fees	4,106	3,400	706
Ancillary and other fees	1,037	1,401	(364)
Servicing revenue and fees	8,360	7,666	694
Amortization of servicing rights	(750)	(918)	168
Net servicing revenue and fees	$7,610	$6,748	$862

Net Gains on Sales of Loans
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
Net gains on sales of loans relate to sales of loans to third parties and consist of the following (in thousands):

For the Three Months Ended March 31, 2013
Realized gains on sale of loans	$4,111
Interest income	363
Provision for repurchases	(11)
Other	(80)
Net gains on sales of loans	$4,383
Other Revenues
Other revenues, which primarily consist of origination fee income, remained relatively flat during each of the three months ended March 31, 2014 and 2013.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $2.0 million for the three months ended March 31, 2014 as compared to the same period of 2013 due primarily to a higher provision for uncollectible advances resulting from the aging of the advances.
Salaries and Benefits
Salaries and benefits expense remained relatively flat for the three months ended March 31, 2014 as compared to the same period of 2013.
Depreciation and Amortization
Depreciation and amortization expense for the reverse mortgage business, including step-up depreciation and amortization, relates to premises and equipment and intangible assets acquired in connection with the acquisitions of RMS and S1L. Depreciation and amortization remained relatively flat for the three months ended March 31, 2014 as compared to the same period of 2013.
Interest Expense
Interest expense decreased by $2.7 million for the three months ended March 31, 2014 as compared to the same period of 2013 due primarily to lower average borrowings on master repurchase agreements resulting from a lower amount of unsecuritized HECMs and lower cost of debt.
Core Earnings and Adjusted EBITDA
Core Earnings and Adjusted EBITDA decreased by $21.2 million and $20.9 million for the three months ended March 31, 2014 as compared to the same period of 2013, respectively, due primarily to the decline in net fair value gains on reverse loans and related HMBS obligations.

Assets Receivables Management
Our ARM segment performs collections of post charge-off deficiency balances on behalf of securitization trusts and third-party asset owners.
Provided below is a summary of results of operations for our ARM segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Net servicing revenue and fees
Third parties	$8,921	$9,983	$(1,062)
Intercompany	125	107	18
Total net servicing revenue and fees	9,046	10,090	(1,044)
Other revenues	—	64	(64)
Total revenues	9,046	10,154	(1,108)

General and administrative and allocated indirect expenses	2,763	2,990	(227)
Salaries and benefits	2,482	3,040	(558)
Depreciation and amortization	1,302	1,756	(454)
Total expenses	6,547	7,786	(1,239)
Income before income taxes	2,499	2,368	131

Core Earnings adjustments
Step-up depreciation and amortization	1,094	1,473	(379)
Share-based compensation expense	63	138	(75)
Transaction and integration costs	36	—	36
Total adjustments	1,193	1,611	(418)
Core Earnings	3,692	3,979	(287)

Adjusted EBITDA adjustments
Depreciation and amortization	208	283	(75)
Other	7	8	(1)
Total adjustments	215	291	(76)
Adjusted EBITDA	$3,907	$4,270	$(363)

Gross collections	$30,672	$34,014	$(3,342)
Net Servicing Revenue and Fees
Net servicing revenue and fees consist of asset recovery revenue. Net servicing revenue and fees decreased $1.0 million for the three months ended March 31, 2014 as compared to the same period of 2013 primarily as a result of the decline in gross collections.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $0.2 million for the three months ended March 31, 2014 as compared to the same period of 2013 primarily as a result of a decline in indirect expenses.

Salaries and Benefits
Salaries and benefits decreased $0.6 million for the three months ended March 31, 2014 as compared to the same period of 2013 primarily as a result of a lower number of full-time employees.
Depreciation and Amortization
Depreciation and amortization expense consists primarily of amortization of the customer-relationship intangible asset recognized for our ARM business in connection with the acquisition of Green Tree. Depreciation and amortization decreased $0.5 million for the three months ended March 31, 2014 as compared to the same period of 2013 primarily as a result of the decline in the customer-relationship intangible asset which is amortized under the economic consumption method.
Core Earnings and Adjusted EBITDA
Core Earnings and Adjusted EBITDA remained relatively flat for the three months ended March 31, 2014 as compared to the same period of 2013.
Insurance
Our Insurance segment consists of our agency business. The agency business recognizes commission income, net of estimated future policy cancellations, at the time policies are effective.
Provided below is a summary of results of operations for our Insurance segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Insurance revenue	$23,388	$17,534	$5,854
Other revenues	4	7	(3)
Total revenues	23,392	17,541	5,851
General and administrative and allocated indirect expenses	6,296	7,327	(1,031)
Depreciation and amortization	1,183	1,314	(131)
Salaries and benefits	818	843	(25)
Other expenses, net	428	338	90
Total expenses	8,725	9,822	(1,097)
Income (loss) before income taxes	14,667	7,719	6,948

Core Earnings adjustments
Step-up depreciation and amortization	1,183	1,464	(281)
Share-based compensation expense	304	339	(35)
Non-cash interest expense	—	19	(19)
Total adjustments	1,487	1,822	(335)
Core Earnings	16,154	9,541	6,613

Adjusted EBITDA adjustments
Depreciation and amortization	—	(150)	150
Non-cash interest income	—	(7)	7
Other	21	18	3
Total adjustments	21	(139)	160
Adjusted EBITDA	$16,175	$9,402	$6,773

Provided below is a summary of net written premiums (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Net written premiums
Lender-placed	$52,959	$29,475	$23,484
Voluntary	17,987	17,840	147
Total net written premiums	$70,946	$47,315	$23,631
Provided below is a summary of outstanding insurance policies written:

	March 31,
	2014	2013	Variance
Number of outstanding policies written
Lender-placed	147,676	110,748	36,928
Voluntary	72,833	82,173	(9,340)
Total outstanding policies written	220,509	192,921	27,588
The increase in net written premiums associated with lender-placed insurance policies during the three months ended March 31, 2014 as compared to the same period of 2013 was primarily due to new business resulting from 2013 bulk servicing right acquisitions.
Insurance Revenue
Commission income is based on a percentage of the price of the insurance policy sold, which varies based on the type of product. Insurance revenue increased $5.9 million for the three months ended March 31, 2014 as compared to the same period of 2013 due primarily to the increase in lender-placed insurance policies issued in relation to the 2013 bulk servicing right acquisitions, partially offset by run-off of policies previously in-force.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $1.0 million for the three months ended March 31, 2014 as compared to the same period of 2013 as a result of a decline in indirect expenses.
Depreciation and Amortization
Depreciation and amortization consists primarily of amortization of the customer-relationship intangible assets recognized for our Insurance business in connection with the acquisition of Green Tree. Depreciation and amortization decreased $0.1 million for the three months ended March 31, 2014 as compared to the same period of 2013 as a result of the decline in the customer-relationship intangible asset, which is amortized under the economic consumption method.
Salaries and Benefits
Salaries and benefits remained relatively flat for the three months ended March 31, 2014 as compared to the same period of 2013.
Core Earnings and Adjusted EBITDA
Core Earnings and Adjusted EBITDA increased by $6.6 million and $6.8 million for the three months ended March 31, 2014 as compared to the same period of 2013, respectively, due primarily to the increase in insurance revenues.

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
Provided below is a summary statement of operations for our Loans and Residuals segment, which also includes Core Earnings and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Interest income	$34,422	$36,898	$(2,476)
Interest expense	(20,303)	(22,296)	1,993
Net interest income	14,119	14,602	(483)
Provision for loan losses	1,004	(1,726)	2,730
Net interest income after provision for loan losses	15,123	12,876	2,247
Other revenues	2	3	(1)
Other losses	(242)	(162)	(80)
Intercompany expense	(2,646)	(2,832)	186
Other expenses, net	(1,982)	(1,272)	(710)
Total other revenue (expense)	(4,868)	(4,263)	(605)
Income before income taxes	10,255	8,613	1,642

Core Earnings adjustments
Non-cash interest expense	819	677	142
Total adjustments	819	677	142
Core Earnings	11,074	9,290	1,784

Adjusted EBITDA adjustments
Non-cash interest income	(3,626)	(3,949)	323
Residual Trusts cash flows	1,570	400	1,170
Provision for loan losses	(1,004)	1,726	(2,730)
Other	(1,166)	(1,692)	526
Total adjustments	(4,226)	(3,515)	(711)
Adjusted EBITDA	$6,848	$5,775	$1,073
Provided below is a summary of the carrying value of the residential loans, mortgage-backed debt and real estate owned of the Loans and Residuals segment (in thousands):

	March 31, 2014	December 31, 2013	Variance
Residential loans, net	$1,377,665	$1,394,021	$(16,356)
Mortgage-backed debt, net of discounts	1,177,001	1,203,084	(26,083)
Real estate owned, net	38,763	45,306	(6,543)

Net Interest Income
Net interest income decreased $0.5 million during the three months ended March 31, 2014 as compared to the same period of 2013 primarily due to the decline in residential loans at amortized cost.
Provision for Loan Losses
We recognize a provision for loan losses for our residential loan portfolio accounted for at amortized cost. The provision for loan losses decreased by $2.7 million for the three months ended March 31, 2014 as compared to the same period of 2013 primarily due to lower loss severities, which improved throughout 2013 and continued into 2014 as a result of higher average home selling prices in our markets, and a decrease in the default frequency rate used to calculate the allowance for loan losses based on favorable delinquency trends.
Intercompany Expense
Our Loans and Residuals segment is charged a fee by our Servicing segment for performing servicing activities for the residential loans and real estate owned of the Loans and Residuals segment. Intercompany expenses decreased $0.2 million for the three months ended March 31, 2014 as compared to the same period of 2013 due to a decline in residential loan balances serviced.
Other Expenses, Net
Other expenses, net consists primarily of loan portfolio expenses and real estate owned expenses, net, which include lower of cost or fair value adjustments. The increase in other expenses of $0.7 million is primarily due to lower gains on sales of real estate owned of $0.5 million.
Core Earnings
Core Earnings increased by $1.8 million for the three months ended March 31, 2014 as compared to the same period of 2013 due primarily to the improved provision for loan losses.
Adjusted EBITDA
Adjusted EBITDA increased by $1.1 million for the three months ended March 31, 2014 as compared to the same period of 2013 due primarily to additional cash flows released to us for overcollaterization requirements.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; forward and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs. Our liquidity is measured as our and our subsidiaries’ cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver, as described under the Corporate Debt section below. At March 31, 2014, our liquidity was $628.9 million. At March 31, 2014, we had earmarked approximately $290.0 million of our liquidity to fund previously announced acquisitions of MSRs, including related servicer and protective advances, and platform acquisitions as well as $20.0 million for our capital contribution to WCO.

Our policy is to maintain our liquidity at a level sufficient to fund certain known or expected payments and to fund our working capital needs. Our principal sources of liquidity are the cash flows generated from our Servicing and Originations segments and funds available from our 2013 Revolver, master repurchase agreements, forward loan servicing advance facilities, issuance of HMBS and future sales of excess servicing spread.
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next 12 months. We expect to generate adequate cash flows to fund our operations principally from our servicing and origination operations and expect to fund future growth opportunities with capital obtained from external sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing, including the renewal of existing forward loan servicing advance facilities and forward and reverse loan master repurchase agreements. We may access the capital markets from time to time to augment our liquidity position as our business dictates, which includes our ability to offer and sell securities under our shelf registration statement described below. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.
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
Servicing Advance Facilities
Servicer Advance Reimbursement Agreement
In April 2014, we renewed our Servicer Advance Reimbursement Agreement with Fannie Mae, which provides for the reimbursement of up to $950.0 million of certain principal and interest and protective advances that are our responsibility under certain servicing agreements. The cost of this agreement is LIBOR plus 2.50% or 3.50% on amounts being reimbursed. The agreement expires on March 31, 2015. Collections of advances that have been reimbursed under the agreement require remittance upon collection to settle the outstanding balance under the agreement. We had $889.8 million outstanding under this agreement at March 31, 2014.
Fannie Mae is required to provide us with notification, if they will not renew the Servicer Advance Reimbursement Agreement, 120 days prior to the expiration of the agreement. If not renewed, there will be no additional funding of new advances under the facility. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle the outstanding balance at which point the remaining balance will become due and payable.
Indenture Agreement
In January 2014, we entered into an Indenture Agreement that provides borrowings of up to $100 million and is collateralized by certain servicer and protective advances that are the responsibility of the Company under certain servicing agreements. The principal and interest payments are required to be paid from the recoveries or repayment of the underlying advances. Accordingly, the timing of principal payments is dependent on the recoveries or repayments received on the underlying advances. The interest rate on the agreement is based on LIBOR plus between 1.25% and 5.50%, depending on the type of underlying advance as defined in the Indenture Agreement. The Indenture Agreement matures in January 2015, at which time if not renewed, we will be required to settle all amounts outstanding. We had $31.5 million outstanding and $34.5 million of collateral pledged under the agreement at March 31, 2014.
Revolving Credit Agreement
In December 2013, we entered into a Revolving Credit Agreement that provides borrowings of up to $85.0 million and is collateralized by certain servicer and protective advances that are our responsibility under certain servicing agreements. When we collect advances that have been reimbursed under the agreement, we are required to remit at least 80% of such collections to settle the outstanding balance under the agreement. The interest rate under the agreement is LIBOR plus 2.50% through June 30, 2014, and subsequently increases to LIBOR plus 3.75% until maturity in June 2015, at which time if not renewed, we will be required to settle all amounts outstanding. There was $9.0 million outstanding and $11.3 million of collateral pledged under the agreement at March 31, 2014.

Receivables Loan Agreement
In May 2012, we renewed our Receivables Loan Agreement that provides borrowings of up to $75.0 million and is collateralized by certain principal and interest, taxes and insurance and other protective advances reimbursable from securitization trusts serviced by us. The principal payments on the agreement are paid from the recoveries or repayment of underlying advances. Accordingly, the timing of the principal payments is dependent on the recoveries or repayment of underlying advances that collateralize the agreement. The agreement, which matures in July 2015, has an interest rate of LIBOR plus 3.25%. There was $66.2 million outstanding and $79.3 million of collateral was pledged under the agreement at March 31, 2014.
Covenants
With the exception of our Servicer Advance Reimbursement Agreement, our servicing advance financing agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are the requirements that we maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. During the first quarter of 2014, the Receivables Loan Agreement was amended to remove the covenant relating to the requirement to maintain a minimum annual net cash provided by operating activities and to add other customary financial covenants, including indebtedness to tangible net worth and minimum liquidity. We were in compliance with all covenants at March 31, 2014.
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
Ginnie Mae Buyout Facility
As an HMBS issuer, we assume certain obligations related to each security issued. As discussed below, the most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount.
In March 2014, we entered into a revolving line of credit facility for the repurchase of HECM loans. The facility has a committed capacity of $25.0 million. The interest rate on this facility is based on the prime rate plus 0.50%. The maturity date of this facility is February 28, 2015. Borrowings under this facility are secured by the underlying HECMs. We had $21.9 million of borrowings and $27.3 million of collateral pledged under this facility at March 31, 2014. Borrowings at March 31, 2014 are classified as borrowings under master repurchase agreements within debt on the condensed consolidated balance sheet.
Forward Mortgage Originations Business
Master Repurchase Agreements
We utilize master repurchase agreements to support our origination or purchase of forward loans. These agreements were entered into by Green Tree Servicing LLC and Ditech Mortgage Corp, or Ditech, our indirect wholly-owned subsidiaries. The facilities had an aggregate capacity of $2.0 billion at March 31, 2014. At March 31, 2014, the interest rates on the facilities were primarily based on LIBOR plus between 2.15% and 2.95% and have various expiration dates through March 2015. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase forward loans. The source of repayment of these facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume, however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity includes $1.15 billion of committed funds and $850.0 million of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Green Tree Servicing LLC and Ditech Mortgage Corp under the master repurchase agreements are guaranteed by the Company. We had $573.2 million of borrowings under these master repurchase agreements at March 31, 2014, which included no borrowings utilizing uncommitted funds.

During the first quarter of 2014, the Company amended its master repurchase agreements relating to its forward mortgage originations business whereby, among other things, Ditech joined the facilities and was added as a seller to the facilities.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. We were in compliance with all covenants at March 31, 2014.
Representations and Warranties
In conjunction with our originations business, we provide representations and warranties on loan sales. We sell and securitize forward loans predominantly to GSEs, such as Fannie Mae. We may also sell forward loans, primarily those that do not meet the criteria for securitizations with GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale or securitization, if it is determined that the loans sold are in breach of these representations or warranties, we generally have an obligation to either: (1) repurchase the loan for the unpaid principal balance, accrued interest, and related advances, (2) indemnify the purchaser, or (3) make the purchaser whole for the economic benefits of the loan.
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
Our obligations vary based upon the nature of the repurchase demand and the current status of the residential loan. Our estimate of the liability associated with representations and warranties exposure is recorded in payables and accrued liabilities on the consolidated balance sheet. A rollforward of this liability is included below (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$9,135	$395
Provision for new transfers	2,186	171
Provision for change in estimate of existing reserves	(145)	—
Net realized losses on repurchases	—	(127)
Balance at end of period	$11,176	$439

A rollforward of loan repurchase requests is included below (dollars in thousands). Activity during 2013 was insignificant.

	For the Three Months Ended March 31, 2014
	No. of Loans	Unpaid Principal Balance
Balance at beginning of period	10	$2,324
Repurchases and indemnifications	—	—
Claims initiated	2	280
Rescinded	(10)	(2,324)
Balance at end of period	2	$280

In addition to our obligations associated with representations and warranties as transferor of forward loans, as servicer we also have a mandatory obligation to repurchase loans at par from Freddie Mac when the related loans become 90 days past due. The total loans outstanding and subject to being repurchased were $74.7 million at March 31, 2014. The Company has estimated the fair value of this contingent liability at March 31, 2014 as $7.9 million, which is included in payables and accrued liabilities on the consolidated balance sheet.

Reverse Mortgage Origination Business
Master Repurchase Agreements
Through RMS we finance the origination or purchase of reverse loans through master repurchase agreements. The facilities have an aggregate capacity amount of $295.0 million. The interest rates on the facilities are primarily based on LIBOR plus between 2.50% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through February 2015. These facilities are secured by the underlying originated or purchased reverse loans and provide creditors a security interest in the reverse loans that meet the eligibility requirements under the terms of the particular facility. The source of repayment of these facilities is from the securitization of the underlying reverse loans and sale of the HMBS through Ginnie Mae as discussed in the section below. We evaluate our needs under these facilities based on forecasted reverse loan origination volume; however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity of $295.0 million is uncommitted. To the extent uncommitted funds are requested to purchase or originate reverse loans, the counterparties have no obligation to fulfill such request. All obligations of RMS under the master repurchase agreements are guaranteed by the Company. We had $56.2 million of borrowings under these master repurchase agreements at March 31, 2014.
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
At March 31, 2014, absent a waiver received from its counterparty, RMS would not have been in compliance with its minimum profitability covenant contained in one of its master repurchase agreements due to RMS’ net loss during the three months ended March 31, 2014. In April 2014, RMS obtained a waiver of compliance effective for the quarter ended March 31, 2014. The waiver of compliance waived all rights and remedies that otherwise would have been available under the master repurchase agreement in the event of non-compliance by RMS. In April 2014, RMS amended another one of its master repurchase agreements to, among other things, change the profitability covenant definition from an event of default to an advance rate trigger, and make certain pricing, interest rate and fee changes. These changes, other than the interest rate and fee changes, were effective for the test period ended on March 31, 2014. Absent this amendment, RMS would not have been in compliance with its minimum profitability covenant for this period. As a result of the waiver and amendment obtained by RMS for the two master repurchase agreements referenced above, all of our subsidiaries were in compliance with our covenants.
Reverse Loan Securitizations
We fund reverse loans through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing under the fair value option and are classified on the consolidated balance sheet as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At March 31, 2014, we had $8.3 billion in unpaid principal balance outstanding on the HMBS related obligations. At March 31, 2014, $8.3 billion of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS to the extent of the collateralized participation interests in the HECMs, but does not have recourse to the general assets of the Company, except for obligations as servicer.
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
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to the Department of HUD, and nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. We rely upon our Ginnie May Buyout Facility and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of our obligation to repurchase HECMs is indeterminable as repurchase is predicated on certain factors, the most significant of which is whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan.

Unfunded Commitments
We, as servicer of reverse loans, are obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of the both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional borrowings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional borrowings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $835.7 million at March 31, 2014. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Corporate Debt
Term Loans and Revolver
At January 1, 2013, we had a $700 million senior term loan facility, or the 2012 Term Loan, outstanding and a $125 million senior secured revolving credit facility, or the 2012 Revolver.
We entered into several amendments to the 2012 Term Loan during 2013. These amendments provided for, among other things, an increase to certain financial ratios that govern our ability to incur additional indebtedness and incremental secured term loans of $1.1 billion in the aggregate.
On December 19, 2013, we refinanced our 2012 Term Loan with a $1.5 billion senior secured first lien term loan, or the 2013 Term Loan, and refinanced our 2012 Revolver with a $125 million secured revolving credit facility, or the 2013 Revolver, collectively, the 2013 Secured Credit Facilities.
Our obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets and substantially all assets of the guarantor subsidiaries, subject to certain exceptions such as the assets of the consolidated Residual and Non-Residual Trusts and the residential loans and real estate owned of the Ginnie Mae securitization pools that have been recorded in our consolidated balance sheets.
The material terms of our 2013 Secured Credit Facility are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.5 billion 2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
$125 million 2013 Revolver	LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018
An amount of up to $25.0 million under the 2013 Revolver is available to be used for the issuance of letters of credit, or LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. During the three months ended March 31, 2014, there were no borrowings or repayments under the 2013 Revolver. At March 31, 2014, we had $0.3 million outstanding in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year.
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
Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of unsecured senior notes, or the Senior Notes, which generated cash proceeds of $561.3 million after debt issuance costs. We used the net proceeds to make deposits on the acquisition of MSRs, to repay $300.0 million of indebtedness outstanding under our then existing 2012 Term Loan, to pay related fees and expenses and for general corporate purposes. The Senior Notes pay interest semi-annually at an interest rate of 7.875% accruing from December 17, 2013 with payments commencing in June 2014. The Senior Notes mature on December 15, 2021. The Senior Notes were offered and sold in a transaction exempt from the registration requirements under the Securities Act, and resold to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 17, 2013, among the Company, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. The Senior Notes are guaranteed on an unsecured senior basis by each of our current and future wholly-owned domestic subsidiaries that guarantee our obligations under our 2013 Term Loan.
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
As market conditions warrant, we may from time to time, subject to limitations as stated in our 2013 Credit Facilities, repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.
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
Since January 2008 and February 2014, respectively, Mid-State Capital Corporation 2006-1 Trust and Mid-State Trust VII have exceeded certain triggers and have not provided any excess cash flow to us. In addition, from September 2012 to February 2013, Mid-State Capital Corporation 2005-1 Trust, or Trust 2005-1, exceeded the delinquency trigger level of 8.0%. At March 31, 2013, the delinquency rate for Trust 2005-1 was cured and remains cured at March 31, 2014 allowing residual cash flows to now flow to us. Provided below is a table summarizing the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts:

	Delinquency Trigger	Delinquency Rate		Cumulative Loss Trigger	Cumulative Loss Rate
		March 31, 2014	December 31, 2013		March 31, 2014	December 31, 2013
Mid-State Trust IV	(1)	—	—	10.00%	4.38%	4.38%
Mid-State Trust VI	8.00%	2.57%	3.15%	8.00%	5.43%	5.36%
Mid-State Trust VII	8.50%	2.81%	2.98%	1.50%	1.67%	1.43%
Mid-State Trust VIII	8.50%	3.32%	3.66%	1.50%	1.02%	1.37%
Mid-State Trust X	8.00%	3.53%	3.70%	8.00%	7.50%	7.60%
Mid-State Trust XI	8.75%	3.53%	3.55%	8.75%	6.66%	6.52%
Mid-State Capital Corporation 2004-1 Trust	8.00%	4.65%	4.67%	8.00%	3.77%	3.67%
Mid-State Capital Corporation 2005-1 Trust	8.00%	6.18%	6.66%	7.00%	4.63%	4.46%
Mid-State Capital Corporation 2006-1 Trust	8.00%	8.29%	8.85%	7.00%	8.24%	8.02%
Mid-State Capital Trust 2010-1	10.50%	8.36%	8.69%	5.50%	3.09%	2.78%
WIMC Capital Trust 2011-1	(1)	—	—	(1)	—	—
_________

(1)	Relevant trigger is not applicable per the underlying trust agreements.
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. At March 31, 2014 and December 31, 2013, the total unpaid principal balance of mortgage-backed debt was $1.9 billion.
At March 31, 2014, mortgage-backed debt was collateralized by $2.3 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continue through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.4 million. We expect to finance the capital required to exercise the mandatory clean-up call primarily through asset-backed financing alone or in combination with additional issuances of equity and/or corporate indebtedness; however, there can be no assurance that we will be able to obtain financing through the capital markets when needed. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.
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
Dividends
We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion or debt repayment, among other things. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our 2013 Credit Agreement and the Senior Notes Indenture. See “Corporate Debt” above.
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Variance
Cash flows provided by (used in) operating activities:
Net income adjusted for non-cash operating activities	$5,663	$(35,131)	$40,794
Changes in assets and liabilities	(53,950)	30,850	(84,800)
Net cash provided by (used in) originations activities (1)	455,839	(205,316)	661,155
Cash flows provided by (used in) operating activities	$407,552	$(209,597)	$617,149
Cash flows used in investing activities	(202,307)	(1,748,443)	1,546,136
Cash flows provided by (used in) financing activities	(134,426)	2,140,711	(2,275,137)
Net increase in cash and cash equivalents	$70,819	$182,671	$(111,852)
_________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sale and payments.

Operating Activities
Cash provided by (used in) operating activities of $407.6 million for the three months ended March 31, 2014 increased $617.1 million from $(209.6) million in 2013. The primary sources of cash for operating activities in 2014 were purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net income adjusted for non-cash items. Net cash of $455.8 million was provided by purchases, originations and sales activity of residential loans held for sale related to the forward loans originations business. We used $54.0 million in operating working capital largely as a result of a decrease in payables and accrued liabilities during the first quarter of 2014.
Net cash used in operating activities was $209.6 million for the three months ended March 31, 2013. The primary uses of cash from operating activities were purchases, originations and sales activity of residential loans held for sale and net income adjusted for non-cash items. The net cash used in operating activities in 2013 was primarily due to the ramp up of our originations activities which resulted in $433.0 million used in originations and acquisitions of residential loans offset by $227.7 million in proceeds from sales of residential loans.
Investing Activities
Net cash used in investing activities of $202.3 million for the three months ended March 31, 2014 decreased $1.5 billion from $1.7 billion in 2013. Our Reverse Mortgage segment purchases, originates, and securitizes reverse mortgage loans. We fund these activities through master repurchase agreements, which are presented as financing activities as required by GAAP. The securitizations of reverse mortgages are legally structured as sales, but for accounting purposes are treated as financings under the applicable accounting guidance. As a result, the HMBS related obligation is also presented as a financing activity as required by GAAP. Cash used for purchases and originations of reverse loans held for investment, net of payments received decreased during the first quarter of 2014 compared to 2013 by $789.8 million as a result of a decrease in new origination volume in our reverse mortgage operations. Cash paid for business acquisitions and purchases of servicing rights also decreased $750.0 million during the first quarter of 2014 compared to 2013. We plan to continue acquiring servicing rights during the remainder of 2014.
Net cash used in investing activities was $1.7 billion for the three months ended March 31, 2013. For the three months ended March 31, 2013, the primary uses of cash was $1.1 billion for purchases and originations of reverse residential loans held for investment, $478.1 million in payments for the acquisitions of the ResCap net assets and the Ally Bank net assets as well as acquisitions of servicing rights of $305.0 million, which includes the BOA asset purchase. During the same period, the primary sources of cash provided by investing activities were the principal payments received from borrowers on our residential loans held for investment of $93.5 million and net cash proceeds from the sales of real estate owned of $6.1 million.
Financing Activities
Net cash provided by (used in) financing activities of $(134.4) million for the three months ended March 31, 2014 decreased $2.3 billion from $2.1 billion in 2013. The primary uses of cash in 2014 related to securing cash for our originations, reverse mortgage and servicing businesses. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations decreased $656.7 million as a result of a decrease in new origination volume in our reverse mortgage operations. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business decreased $117.6 million primarily as a result of the lack of funding of advances associated with bulk servicing right acquisitions in the first quarter of 2014 compared to 2013. Net cash borrowings on master repurchase agreements decreased $708.1 million due to a decline in origination volumes in both our forward mortgage originations business and reverse mortgage originations business. As discussed above, the originations of forward and reverse loans are included in operating and investing activities, respectively. Net cash generated from corporate debt financing activities decreased $798.7 million as a result of additional incremental borrowings under our 2012 Term Loan during the first quarter of 2013 with no comparable borrowings during the first quarter of 2014.
Net cash provided by financing activities was $2.1 billion for the three months ended March 31, 2013. For the three months ended March 31, 2013, the primary sources of cash were $813.7 million in proceeds from issuance of corporate debt, net of debt issuance costs, $1.0 billion in proceeds from securitizations of reverse loans, $142.8 million in issuances of servicing advance liabilities, net of related payments, and $273.9 million in net borrowings of master repurchase agreements. During the same period, the primary uses of cash for financing activities were the payments on HMBS related obligations of $57.7 million and $49.5 million in payments on mortgage-backed debt.

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
Our reverse loans are insured by the FHA. Although performing and nonperforming loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However we consider these amounts to be insignificant. Refer to additional information on reverse loan securitizations at the Liquidity and Capital Resources – Reverse Mortgage Origination Business section above and foreclosures of reverse loans at the Real Estate Market Risk section below. As a result of minimal or no severity, credit risk associated with the Non-Residual Trusts and reverse loans is not discussed further in this section.
At March 31, 2014, the carrying value of our held for investment residential loan portfolio that exposes us to credit risk was $1.4 billion. These loans are held primarily by our Loans and Residuals segment. The carrying value of residential loans and other collateral of the Residual Trusts total $1.5 billion and is permanently financed with $1.2 billion of mortgage-backed debt. Our credit exposure of $270.2 million associated with the Residual Trusts, which is calculated as the difference between the assets and liabilities of these VIEs, approximates our residual interests in these trusts.
The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans. These loans had an unpaid principal balance of $1.5 billion at March 31, 2014 and December 31, 2013. In addition, 3.85% and 4.07% of these loans were 90 days or more past due at March 31, 2014 and December 31, 2013, respectively. While we feel that our underwriting and servicing with regard to these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.
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
We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our reserve is based on assumptions related to defect rates, repurchase rates and ultimate credit losses on potential repurchases. These assumptions are based on market information where available and historical experience with similar loan portfolios. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate include, among other things, the overall economic condition in the housing market, secondary market conditions, home prices, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

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
The Company held real estate owned, net of $38.8 million, $34.5 million and $1.1 million in the Loans and Residuals, Reverse Mortgage, and Other segments, respectively, at March 31, 2014. The Company held real estate owned, net of $45.3 million, $27.0 million and $1.3 million in the Loans and Residuals, Reverse Mortgage, and Other segments, respectively, at December 31, 2013.
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
Other than the arrangements described in the footnotes referenced above, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and have not entered into any synthetic leases. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships other than those described above.
Critical Accounting Estimates
The critical accounting estimates used in preparation of our consolidated financial statements are described in the Critical Accounting Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2014. Provided below is a summary of goodwill as described in such Annual Report on Form 10-K and significant updates.
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

Due to recent regulatory developments surrounding lender-place insurance policies, we expect our sales commissions related to lender-placed insurance policies to decrease significantly beginning in the second quarter of 2014. The Company has considered this commission reduction in its quantitative impairment test performed in 2013, however, if the reduction is larger than anticipated, goodwill allocated to the Insurance segment could be impaired at a future date. If the cash flow projections utilized in its quantitative impairment test were reduced by more than 15%, would result in a failure of the initial quantitative goodwill impairment test. The Company is actively looking for alternatives to preserve or replace revenue streams in its Insurance business. However, there is no assurance that the Company’s efforts will be successful.

During 2013, HUD announced certain changes to the HECM program that have impacted the reverse mortgage products available to borrowers and have created new regulatory requirements, with additional program changes that may become effective in 2014. The Company is developing new correspondent relationships and related pricing strategies, as well as implementing a strategic initiative to further enhance and grow its retail channel in anticipation of the new industry program changes and regulatory requirements, and remains optimistic on the potential of the reverse mortgage product to generate positive cash flows over the long-term. While the Company is currently experiencing a slowing in reverse loan origination volume as the market adjusts to the regulatory and program changes, the Company expects the new reverse mortgage products will be attractive to borrowers. In the meantime, the Company is focused on cost-saving opportunities. Additionally, the Company has a pipeline of potential servicing transfers and flow arrangements to augment the growth potential for the reverse business. The cash flow projections that support the reverse mortgage reporting unit Step 1 impairment test contemplate volume growth during 2014 and 2015 as the market responds to the new product, the Company expands its correspondent relationships to create additional volume and new servicing transfer and flow agreements are established from our pipeline. The volume projections return to more normalized growth in 2016 and beyond. The full impact of these regulatory developments and product changes remain uncertain and should the market be slower to respond than the Company anticipates, or should additional regulatory developments hinder future growth, the goodwill associated with the Reverse Mortgage reporting unit could become impaired. A decrease in cash flows of greater than 25% over the cash flow projection period, would result in a failure of the initial quantitative goodwill impairment test. Significant assumptions impacting cash flows are margins, volumes and expenses.

Refer to Note 2 in our Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2014 for our policy in accounting for goodwill.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We seek to manage the risks inherent in our business — including but not limited to credit risk, liquidity risk, real estate market risk, and interest rate risk — in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. For information regarding our credit risk, real estate market risk and liquidity risk refer to the Credit Risk Management, Real Estate Market Risk and Liquidity and Capital Resources sections above in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Interest Rate Risk
Interest rate risk is the risk of changing interest rates in the market place. Our primary interest rate risk exposure relates to servicing rights carried at fair value, loans held for sale and related derivatives, and other variable rate assets and liabilities.
Servicing Rights, Loans Held for Sale and Related Freestanding Derivatives
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of our servicing rights carried at fair value and residential loans held for sale and related derivatives given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	March 31, 2014
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Increase (decrease) in assets
Residential loans held for sale	$13,820	$7,481	$(8,161)	$(16,970)
Servicing rights carried at fair value	(189,814)	(95,030)	84,665	160,329
Other assets (freestanding derivatives)(1)	(55,531)	(29,769)	32,145	66,838
Total change in assets	$(231,525)	$(117,318)	$108,649	$210,197

Increase (decrease) in liabilities
Payables and accrued liabilities (freestanding derivatives)(1)	$(39,940)	$(21,897)	$24,182	$50,529
Total change in liabilities	(39,940)	(21,897)	24,182	50,529

Net change	$(191,585)	$(95,421)	$84,467	$159,668
_______
(1) Consists of IRLCs and forward sales commitments
We used March 31, 2014 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
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
Loans Held for Sale and Related Freestanding Derivatives
We are subject to interest rate and price risk on forward loans held for sale during the short time from the loan funding date until the date the loan is sold into the secondary market. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant or to purchase loans from a third-party originator, collectively referred to as IRLC, whereby the interest rate of the loan is set prior to funding or purchase. Outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Loan commitments generally range from 35 to 50 days from lock to funding, and our holding period of the mortgage loan from funding to sale is typically less than 20 days.

An integral component of our interest rate risk management strategy is our use of freestanding derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates that affect the value of our IRLCs and forward loans held for sale. The derivatives utilized to hedge the interest rate risk are forward sales commitments, which are forward sales of agency "to be announced" securities, or TBAs. These TBAs are primarily used to fix the forward sales price that will be realized upon the sale of the mortgage loans into the secondary market.
Other Variable Rate Assets and Liabilities
For quantitative and qualitative disclosures about interest rate risk on other variable rate assets and liabilities, refer to Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014. These risks have not changed materially since December 31, 2013.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•
In response to a Civil Investigative Demand, or CID, from the Federal Trade Commission, or FTC, issued in November 2010 and a CID from the Consumer Financial Protection Bureau, or CFPB, in September 2012, Green Tree Servicing, LLC, or Green Tree Servicing, has produced documents and other information concerning a wide range of its loan servicing operations. On October 7, 2013, the CFPB notified Green Tree Servicing that the CFPB’s staff is considering recommending that the CFPB take action against Green Tree Servicing for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree Servicing that they had sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. Our understanding is that the CFPB staff now has authority to commence an action against Green Tree and that the FTC staff has authority to negotiate but would need further FTC approval to file such an action. In April 2014, Green Tree Servicing began discussions with the FTC and CFPB staffs to determine if a settlement of the proposed action could be achieved, and those discussions are ongoing. We are unable to predict whether the proposed action will be settled or what the terms of any such settlement may be. Any such settlement may involve an injunction against violating various consumer protection statutes and may result in other changes to our business practices. A settlement may also entail penalties, consumer restitution, and increased government reporting obligations. We cannot provide any assurance that the FTC and/or CFPB will not take legal action against us or that the allegations made by the FTC and/or CFPB or the outcome of any such action or settlement will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

•
On October 2, 2013, the Company received a subpoena from the Department of Housing and Urban Development, or HUD, Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on Home Equity Conversion Mortgages, or HECMs, serviced or sub-serviced by Reverse Mortgage Solutions, Inc., or RMS, and (ii) RMS’ contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. The Company is responding to the subpoena and at this stage does not have sufficient information to make an assessment of the outcome or impact of HUD’s investigation.

•
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). The complaint asserts federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. The complaint alleges that between May 9, 2012 and February 26, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls and financial reporting, the liabilities associated with the Company’s acquisition of Reverse Mortgage Solutions, Inc., or RMS, RMS's internal controls, and certain of the Company's business practices that are being reviewed by the FTC and the CFPB. The complaint seeks class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and February 26, 2014. We cannot provide any assurance as to the disposition of the complaint or that such disposition will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

•
As various federal and state regulators continue to investigate perceived causes and consequences of the financial crisis, we expect that we may receive general information requests from other agencies. We would cooperate in any such investigation.

•
As discussed in Notes 19 and 24 to the Consolidated Financial Statements contained in Part I, Item 1 of this report, Walter Energy is in disputes with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.

•
We are, and expect that we will continue to be, involved in litigation, arbitration, investigations, and claims in the ordinary course of business, including purported class actions and other legal proceedings challenging whether certain of our residential loan servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. These legal proceedings include, among other things, putative class action claims concerning alleged "force-placed insurance," the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, and other federal and state laws and statutes. The outcome of these legal proceedings is uncertain, and it is possible that adverse results in such proceedings (which could include penalties, punitive damages and injunctive relief affecting our business practices) could have a material adverse effect on our prospects, results of operations or financial condition.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Servicing of mortgage loans subject to National Mortgage Settlement
In connection with our purchase of Federal National Mortgage Association, or Fannie Mae, mortgage servicing rights, or MSRs, from Residential Capital LLC, or ResCap, on January 31, 2013, we agreed to service the mortgage loans for which the MSRs were acquired in accordance with the servicing standards set forth in the 2012 National Mortgage Settlement to which ResCap was a party. During initial testing of our adherence to these servicing standards, we determined that we had not complied with various metrics. We have reported our findings to the Monitor under the National Mortgage Settlement and are developing corrective action plans designed to address and cure the root causes of the non-compliance and to prevent future recurrences. These plans will be subject to approval of the Monitor. These incidents may cause us reputational damage, and we cannot predict whether or to what extent our business could be adversely affected. We may be obligated to indemnify ResCap in the event ResCap is fined or penalized as a result of our conduct.
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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: May 8, 2014	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: May 8, 2014	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

10.1*	(2)	Addendum entered into March 27, 2014 and effective April 1, 2014, to that Mortgage Selling and Servicing Contract dated March 23, 2005, made by and between Fannie Mae and Green Tree Servicing LLC.

10.2	(2)	Guaranty made by Walter Investment Management Corp. for the benefit of Fannie Mae dated March 17, 2014.

10.3†	(1)	Employment Agreement between the Company and Gary L.Tillett dated January 28, 2014.

31.1	(2)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(2)	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(2)	Certification by Mark J. O’Brien and Gary L. Tillett pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(2)
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2014; (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*
Certain information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

†	Constitutes a management contract or compensatory plan or arrangement.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.

(2)	Filed herewith.