Form 10-Q/A
period 2014-03-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2014-05-13
CIK 1040719

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10Q/A (this “Amendment No. 1”) is being filed to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 8, 2014 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to file a revised Exhibit 10.1 so that certain previously redacted provisions are disclosed in connection with the submission to the Commission of a confidential treatment request pursuant to Rule 24b-2 promulgated by the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The revised version of Exhibit 10.1 supersedes in its entirety Exhibit 10.1 to the Original Filing.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Note	Description

10.1*	(3)	Addendum entered into March 27, 2014 and effective April 1, 2014, to that Mortgage Selling and Servicing Contract dated March 23, 2005, made by and between Fannie Mae and Green Tree Servicing LLC.

10.2	(2)	Guaranty made by Walter Investment Management Corp. for the benefit of Fannie Mae dated March 17, 2014.

10.3†	(1)	Employment Agreement between the Company and Gary L. Tillett dated January 28, 2014.

31.1	(3)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(3)	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(2)	Certification by Mark J. O’Brien and Gary L. Tillett pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(2)	XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2014; (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*	Certain information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
†	Constitutes a management contract or compensatory plan or arrangement.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 2014.

(2)	Previously filed as an exhibit to the Original Filing.

(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.

Dated: May 13, 2014	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: May 13, 2014	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4