Form 10-Q
period 2014-06-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2014-08-11
CIK 1040719

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
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 37,704,530 shares of common stock outstanding as of July 31, 2014.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$303,341	$491,885
Restricted cash and cash equivalents	811,670	804,803
Residential loans at amortized cost, net (includes $11,930 and $14,320 in allowance for loan losses at June 30, 2014 and December 31, 2013, respectively)	1,361,153	1,394,871
Residential loans at fair value	11,268,401	10,341,375
Receivables, net (includes $36,181 and $43,545 at fair value at June 30, 2014 and December 31, 2013, respectively)	288,829	319,195
Servicer and protective advances net (includes $79,972 and $52,238 in allowance for uncollectible advances at June 30, 2014 and December 31, 2013, respectively)	1,595,950	1,381,434
Servicing rights, net (includes $1,496,073 and $1,131,124 at fair value at June 30, 2014 and December 31, 2013, respectively)	1,648,544	1,304,900
Goodwill	575,468	657,737
Intangible assets, net	112,513	122,406
Premises and equipment, net	143,592	155,847
Other assets (includes $78,262 and $62,365 at fair value at June 30, 2014 and December 31, 2013, respectively)	276,489	413,076
Total assets	$18,385,950	$17,387,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $42,912 and $26,571 at fair value at June 30, 2014 and December 31, 2013, respectively)	$622,282	$494,139
Servicer payables	735,391	735,225
Servicing advance liabilities	1,040,441	971,286
Warehouse borrowings	1,151,216	1,085,563
Debt	2,269,590	2,272,085
Mortgage-backed debt (includes $651,784 and $684,778 at fair value at June 30, 2014 and December 31, 2013, respectively)	1,803,470	1,887,862
HMBS related obligations at fair value	9,472,666	8,652,746
Deferred tax liability, net	105,705	121,607
Total liabilities	17,200,761	16,220,513

Commitments and contingencies (Note 23)

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 37,704,530 and 37,377,274 shares at June 30, 2014 and December 31, 2013, respectively	377	374
Additional paid-in capital	594,285	580,572
Retained earnings	590,020	585,572
Accumulated other comprehensive income	507	498
Total stockholders' equity	1,185,189	1,167,016
Total liabilities and stockholders' equity	$18,385,950	$17,387,529

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

	June 30, 2014	December 31, 2013
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$71,125	$59,080
Residential loans at amortized cost, net	1,339,634	1,377,711
Residential loans at fair value	557,786	587,265
Receivables at fair value	36,181	43,545
Servicer and protective advances, net	102,927	75,481
Other assets	45,496	56,254
Total assets	$2,153,149	$2,199,336

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$7,907	$8,472
Servicing advance liabilities	101,323	67,905
Mortgage-backed debt (includes $651,784 and $684,778 at fair value at June 30, 2014 and December 31, 2013, respectively)	1,803,470	1,887,862
Total liabilities	$1,912,700	$1,964,239
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Net servicing revenue and fees	$140,976	$257,306	$313,768	$394,315
Net gains on sales of loans	144,611	235,949	248,645	314,394
Interest income on loans	34,218	36,796	68,640	73,694
Net fair value gains on reverse loans and related HMBS obligations	26,936	26,731	44,172	63,519
Insurance revenue	19,806	18,050	43,194	35,584
Other revenues	47,166	21,132	65,242	28,987
Total revenues	413,713	595,964	783,661	910,493

EXPENSES
Salaries and benefits	145,502	145,282	281,399	252,015
General and administrative	142,341	125,712	251,206	213,152
Interest expense	74,690	68,290	149,539	122,432
Depreciation and amortization	18,391	17,614	37,035	33,947
Goodwill impairment	82,269	—	82,269	—
Other expenses, net	3,978	2,151	4,203	4,247
Total expenses	467,171	359,049	805,651	625,793

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	1,532	1,656	(971)	395
Total other gains (losses)	1,532	1,656	(971)	395

Income (loss) before income taxes	(51,926)	238,571	(22,961)	285,095
Income tax expense (benefit)	(38,997)	95,339	(27,409)	114,114
Net income (loss)	$(12,929)	$143,232	$4,448	$170,981

Comprehensive income (loss)	$(12,924)	$143,211	$4,457	$170,958

Net income (loss)	$(12,929)	$143,232	$4,448	$170,981

Basic earnings (loss) per common and common equivalent share	$(0.34)	$3.82	$0.12	$4.56
Diluted earnings (loss) per common and common equivalent share	(0.34)	3.75	0.12	4.47

Weighted-average common and common equivalent shares outstanding — basic	37,673	36,925	37,552	36,902
Weighted-average common and common equivalent shares outstanding — diluted	37,673	37,585	38,074	37,613

The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2014	37,377,274	$374	$580,572	$585,572	$498	$1,167,016
Net income	—	—	—	4,448	—	4,448
Other comprehensive income, net of tax	—	—	—	—	9	9
Share-based compensation	—	—	8,301	—	—	8,301
Excess tax benefit on share-based compensation	—	—	55	—	—	55
Issuance of shares under incentive plans	327,256	3	5,357	—	—	5,360
Balance at June 30, 2014	37,704,530	$377	$594,285	$590,020	$507	$1,185,189
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$4,448	$170,981

Adjustments to reconcile net income to net cash used in operating activities
Net fair value gains on reverse loans and related HMBS obligations	(44,172)	(63,519)
Amortization of servicing rights	21,305	22,533
Change in fair value of servicing rights	131,186	(44,002)
Non-Residual Trusts net fair value losses	5,125	1,324
Other net fair value losses	1,553	4,774
Accretion of residential loan discounts and advances	(7,941)	(9,140)
Accretion of discounts on debt and amortization of deferred debt issuance costs	9,678	10,080
Amortization of master repurchase agreements deferred issuance costs	3,661	2,226
Amortization of servicing advance liabilities deferred issuance costs	3,386	127
Provision for uncollectible advances	33,815	10,794
Depreciation and amortization of premises and equipment and intangible assets	37,035	33,947
Non-Residual Trusts losses on real estate owned, net	231	524
Other gains on real estate owned, net	(1,256)	(2,439)
Provision (benefit) for deferred income taxes	(16,232)	19,259
Share-based compensation	8,301	6,542
Purchases and originations of residential loans held for sale	(8,037,309)	(5,281,349)
Proceeds from sales of and payments on residential loans held for sale	8,040,363	3,775,479
Net gains on sales of loans	(248,645)	(314,394)
Goodwill impairment	82,269	—
Other	3,061	1,239

Changes in assets and liabilities
Decrease (increase) in receivables	22,472	(17,846)
Increase in servicer and protective advances	(84,508)	(694,810)
Increase in other assets	(14,760)	(9,421)
Increase (decrease) in payables and accrued liabilities	(19,737)	322,377
Increase (decrease) in servicer payables	(7,171)	234
Cash flows used in operating activities	(73,842)	(2,054,480)

Investing activities
Purchases and originations of reverse loans held for investment	(715,969)	(1,864,687)
Principal payments received on reverse loans held for investment	234,779	141,702
Principal payments received on forward loans related to Residual Trusts	50,562	53,521
Principal payments received on forward loans related to Non-Residual Trusts	29,383	30,524
Payments received on charged-off loans held for investment	2,055	—
Payments received on receivables related to Non-Residual Trusts	5,696	8,141
Cash proceeds from sales of real estate owned, net related to Residual Trusts	6,270	3,641
Cash proceeds from sales of real estate owned, net related to Non-Residual Trusts and other	16,123	10,137
Purchases of premises and equipment	(12,958)	(17,240)
Decrease (increase) in restricted cash and cash equivalents	2,421	(32,425)
Payments for acquisitions of businesses, net of cash acquired	(167,955)	(478,084)
Acquisitions of servicing rights	(101,244)	(537,296)
Acquisitions of charged-off loans held for investment	(57,052)	—
Other	(4,962)	(919)
Cash flows used in investing activities	(712,851)	(2,682,985)

Financing activities
Proceeds from issuance of debt, net of debt issuance costs	—	1,012,713
Payments on debt	(8,893)	(39,124)
Proceeds from securitizations of reverse loans	839,431	1,983,878
Payments on HMBS related obligations	(267,904)	(155,312)
Issuances of servicing advance liabilities	611,895	1,216,475
Payments on servicing advance liabilities	(542,740)	(579,010)
Net change in warehouse borrowings related to forward loans	126,425	1,568,301
Net change in warehouse borrowings related to reverse loans	(60,772)	(74,125)
Other debt issuance costs paid	(13,509)	(6,364)
Payments on mortgage-backed debt related to Residual Trusts	(51,442)	(55,685)
Payments on mortgage-backed debt related to Non-Residual Trusts	(39,224)	(44,297)
Other	4,882	581
Cash flows provided by financing activities	598,149	4,828,031

Net increase (decrease) in cash and cash equivalents	(188,544)	90,566
Cash and cash equivalents at the beginning of the period	491,885	442,054
Cash and cash equivalents at the end of the period	$303,341	$532,620
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based business services provider to the residential mortgage industry focused on providing primary and specialty servicing for credit-sensitive residential mortgages and reverse mortgages. The Company also originates, purchases, and sells mortgage loans into the secondary market. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans and reverse mortgage loans and operates an insurance agency serving residential loan borrowers. The Company operates throughout the U.S. At June 30, 2014, the Company serviced approximately 2.3 million accounts compared to 2.1 million accounts at December 31, 2013.
Certain acronyms and terms used throughout these notes are defined in the Glossary of Terms in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Interim Financial Reporting
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s material estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure, and borrower mortality rates and include, but are not limited to, the allowance for loan losses as well as the valuation of residential loans, receivables, servicing rights, goodwill and intangible assets, real estate owned, derivatives, curtailment liability, mortgage-backed debt, and HMBS related obligations. Although management is not currently aware of any factors that would significantly change its estimates and assumptions, actual results may differ from these estimates.
Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation.
Warehouse borrowings under the Company's master repurchase agreements were separated from debt on the consolidated balance sheet. The provision for loan losses associated with the Company's residential loans carried at amortized cost is now included in other expenses, net on the consolidated statements of comprehensive income (loss).
Recent Accounting Guidance
In January 2014, the FASB issued an accounting standards update that clarifies the definition of an in-substance repossession and foreclosure, and requires additional disclosures related to these items. These amendments reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The required disclosures under these new amendments require interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this standard are effective for the annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 with early adoption permitted. The Company will adopt this guidance beginning in the first quarter of 2015. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance that supersedes most revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. The guidance also supersedes most industry specific guidance but does exclude insurance contracts and financial instruments. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2016. Entities have the option of using either a full retrospective application or a modified retrospective application to adopt the guidance. Early adoption is not permitted. The Company is currently evaluating the effect, if any, the guidance will have on its consolidated financial statements and has not yet identified which transition method will be applied upon adoption.
In June 2014, the FASB issued an accounting standards update which, amongst other things, modifies the accounting for repurchase financings which represent the concurrent transfer of a financial asset and the execution of a repurchase agreement with the same counterparty. Under the new guidance, the transfer and repurchase agreement are accounted for separately with the repurchase agreement accounted for as a secured borrowing. This new guidance is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with early adoption permitted. Upon adoption, the accounting for all outstanding repurchase financing transactions is to be adjusted through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the effect, if any, the guidance will have on its consolidated financial statements.
In June 2014, the FASB’s EITF reached a final consensus on measuring the financial assets and financial liabilities of a consolidated CFE. The EITF consensus provides an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE to be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption will be permitted. The Company is currently evaluating the impact on its consolidated financial statements.
2. Significant Accounting Policies
Included in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company as a result of transactions during the quarter ended June 30, 2014.
Residential Loans at Fair Value
Residential Loans Held for Investment
During the three months ended June 30, 2014, the Company acquired a portfolio of defaulted consumer and residential loans at substantial discounts to face value. Defaulted loans are consumers' unpaid financial commitments and include residential mortgage loans, auto loans and other unsecured consumer loans. Additionally, as part of this acquisition, the Company entered into an agreement to acquire, on a flow basis, future portfolios of charged-off loans.
The Company elected to carry these defaulted loans, which are referred to as charged-off loans, at fair value. The yield on charged-off loans, along with any change in fair value, is recorded in other revenues on the consolidated statements of comprehensive income (loss). There is no contractual interest income recognized in relation to charged-off loans. Purchases of and principal payments received on charged-off loans are included in investing activities in the consolidated statements of cash flows.
Revenue Recognition

Other revenues for the three months ended June 30, 2014 include $34.2 million in asset management performance fees collected and earned in connection with the investment management of a fund. These asset management performance fees were earned in connection with the liquidation of the fund’s investments during the period and are based on the fund performance exceeding pre-defined thresholds. The Company records the asset management performance fees when the fund is terminated or when the likelihood of claw-back is improbable. These fees are recorded in the Other non-reportable segment.

3. Acquisitions
EverBank Net Assets
On October 30, 2013, the Company entered into a series of definitive agreements to purchase (1) certain private and GSE-backed MSRs and related servicer advances, (2) sub-servicing rights for forward loans and (3) a default servicing platform from EverBank, collectively referred to as the EverBank net assets. The agreements were structured such that ownership of the MSRs and related servicer advances and the sub-servicing rights for forward loans would transfer to the Company as investor consents were received, and the net assets associated with the default servicing platform would transfer when the data associated with the loans underlying the MSRs were boarded onto the Company’s servicing systems. The addition of EverBank's default servicing platform and employees to the Company's existing platform augmented both the Company's product capabilities and capacity as well as extended its geographic diversity as it continues to execute on the opportunities for growth available in the specialty mortgage sector.
The agreements called for an estimated total purchase price of (i) $83.4 million for the MSRs, less net cash flows received on the underlying loans between October 30, 2013 and the date of legal transfer; (ii) par value of the related servicer advances; and (iii) $1.9 million associated with the default servicing platform. The Company paid $16.7 million of the estimated purchase price on October 30, 2013.
During March 2014, the Company received approvals to transfer MSRs and sub-servicing rights with an unpaid principal balance of approximately $16.5 billion. Accordingly, the Company paid an additional $44.7 million and recorded MSRs at fair value of $58.7 million. During May 2014, the Company completed the transfer of the loans underlying the acquired MSRs onto the Company’s servicing systems and concurrently took possession of the associated servicer advances, resulting in an additional payment by the Company of $123.4 million. The remainder of the purchase price is recorded in payables and accrued liabilities on the consolidated balance sheet and is expected to be paid by the Company in the latter half of 2014. Approvals for certain private investor-backed MSRs have not been received and accordingly, no assets or related revenues and expenses have been recorded with respect thereto.
The Company has accounted for this series of transactions as a business combination in accordance with authoritative accounting guidance upon closing of the default servicing platform which occurred on May 1, 2014. As the acquired assets and assumed liabilities are expected to transfer at several dates, acquired assets and assumed liabilities for approved transactions are recorded on the dates the transfers to the Company occur.
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

Amount
Assets
Servicer and protective advances	$163,160
Servicing rights	58,680
Premises and equipment	1,866
Total assets acquired	223,706

Liabilities
Payables and accrued liabilities	924
Total liabilities assumed	924
Fair value of net assets acquired	$222,782

The EverBank net assets have been allocated to the Servicing segment. Pro forma combined revenues, net income and earnings per share assuming the EverBank net assets acquisition had occurred on January 1, 2013 are not meaningful.
MSR Purchase
On December 10, 2013, the Company entered into an agreement with an affiliate of a national bank to acquire a pool of Fannie Mae MSRs and related servicer advances for an estimated purchase price of $330.0 million for the MSRs, less net cash flows received on the underlying loans between December 10, 2013 and the date of legal transfer. During the three months ended March 31, 2014, the Company closed on the agreement upon receipt of investor approval to transfer servicing, at which time the unpaid principal balance of the loans was $27.6 billion. The Company paid $165.0 million, $73.2 million and $20.0 million of the estimated total purchase price of $330.0 million in December 2013, April 2014, and June 2014 respectively. The remaining purchase price is expected to be paid during the latter half of 2014.
4. Variable Interest Entities
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	June 30, 2014
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$46,571	$13,291	$11,263	$71,125
Residential loans at amortized cost, net	1,339,634	—	—	1,339,634
Residential loans at fair value	—	557,786	—	557,786
Receivables at fair value	—	36,181	—	36,181
Servicer and protective advances, net	—	—	102,927	102,927
Other assets	44,186	1,081	229	45,496
Total assets	$1,430,391	$608,339	$114,419	$2,153,149

Liabilities
Payables and accrued liabilities	$7,866	$—	$41	$7,907
Servicing advance liabilities	—	—	101,323	101,323
Mortgage-backed debt	1,151,686	651,784	—	1,803,470
Total liabilities	$1,159,552	$651,784	$101,364	$1,912,700

	December 31, 2013
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$44,995	$13,086	$999	$59,080
Residential loans at amortized cost, net	1,377,711	—	—	1,377,711
Residential loans at fair value	—	587,265	—	587,265
Receivables at fair value	—	43,545	—	43,545
Servicer and protective advances, net	—	—	75,481	75,481
Other assets	54,544	1,302	408	56,254
Total assets	$1,477,250	$645,198	$76,888	$2,199,336

Liabilities
Payables and accrued liabilities	$8,391	$—	$81	$8,472
Servicing advance liabilities	—	—	67,905	67,905
Mortgage-backed debt	1,203,084	684,778	—	1,887,862
Total liabilities	$1,211,475	$684,778	$67,986	$1,964,239

5. Transfers of Residential Loans
Sales of Forward Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased forward loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed forward loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming forward loans to private investors. The Company accounts for these transfers as sales, and in most but not all cases, retains the servicing rights associated with the sold loans. If the servicing rights are retained, the Company receives a servicing fee for servicing the sold loans, which represents continuing involvement.
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 23 for further information. The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with forward loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Total
June 30, 2014	$258,544	$3,365	$668	$262,577	$21,272,121
December 31, 2013	192,962	6,023	437	199,422	14,672,986
At June 30, 2014 and December 31, 2013, $35.1 million and $9.1 million, respectively, in forward loans sold and serviced by the Company were 60 days or more past due. The increase in loans 60 days or more past due is related to the growth and early seasoning of the recently originated loan portfolio.
The Company has elected to measure forward loans held for sale at fair value. The gains and losses on the transfer of forward loans held for sale are included in net gains on sales of loans on the consolidated statements of comprehensive income (loss). Also included in net gains on sales of loans is interest income earned during the period the loans were held, changes in the fair value of loans, and the gain or loss on the related freestanding derivatives. Refer to Note 7 for information on these freestanding derivatives, which include IRLCs, forward sales of agency to-be-announced securities, or forward sales commitments, and MBS purchase commitments. All activity related to forward loans held for sale and the related freestanding derivatives are included in operating activities on the consolidated statements of cash flows.
The following table presents a summary of cash flows related to sales of forward loans (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds received from transfers, net of fees	$4,032,603	$3,461,692	$8,080,346	$3,585,745
Servicing fees collected (1)	15,634	426	26,751	447
Purchases of previously transferred loans	4,953	—	4,953	—
__________

(1)	Represents servicing fees collected on all loans sold with servicing retained.
In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs. Refer to Note 11 for information relating to servicing of residential loans.
Transfers of Reverse Loans
The Company, through RMS, is an approved issuer of Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. The Company both originates and purchases HECMs. The loans are then pooled and securitized into HMBS that the Company sells into the secondary market with servicing rights retained. Based upon the structure of the Ginnie Mae securitization program, the Company has determined that it has not met all of the requirements for sale accounting and accounts for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheets as residential loans. The proceeds from the transfer of reverse loans are recorded as HMBS related obligations with no gain or loss recognized on the transfer. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS to the extent of the collateralized participation interests in the HECMs, but does not have recourse to the general assets of the Company, except for obligations as servicer.
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
At June 30, 2014, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $8.6 billion and $9.4 billion, respectively. HMBS related obligations at fair value were $9.5 billion at June 30, 2014.
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
The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through net income or loss. This election can only be made at certain specified dates and is irrevocable once made. Other than forward loans held for sale, all of which the Company has elected to measure at fair value, the Company does not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as assets and liabilities are acquired or incurred, other than for those assets and liabilities that are required to be recorded and subsequently measured at fair value. In addition, through the S1L acquisition, the Company recognized a contingent earn-out payments liability that it measured at fair value on a recurring basis in accordance with the accounting guidance for business combinations.
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers into or out of Level 3, and there were no transfers between Level 1 and Level 2, during the three and six months ended June 30, 2014 and 2013.
Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands):

	June 30, 2014	December 31, 2013
Level 1
Liabilities
Contingent earn-out payments	$—	$5,900
Level 1 Liabilities	—	5,900

Level 2
Assets
Forward loans held for sale	1,173,588	1,015,607
Freestanding derivative instruments	2,736	19,534
Level 2 Assets	1,176,324	1,035,141
Liabilities
Freestanding derivative instruments	28,387	2,127
Level 2 Liabilities	28,387	2,127

Level 3
Assets
Reverse loans	9,482,030	8,738,503
Forward loans related to Non-Residual Trusts	557,786	587,265
Charged-off loans	54,997	—
Receivables related to Non-Residual Trusts	36,181	43,545
Servicing rights carried at fair value	1,496,073	1,131,124
Freestanding derivative instruments	75,526	42,831
Level 3 Assets	11,702,593	10,543,268
Liabilities
Freestanding derivative instruments	87	3,755
Other accrued liabilities	14,438	14,789
Mortgage-backed debt related to Non-Residual Trusts	651,784	684,778
HMBS related obligations	9,472,666	8,652,746
Level 3 Liabilities	10,138,975	9,356,068

The following assets and liabilities are measured on the consolidated financial statements at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended June 30, 2014
	Fair Value April 1, 2014	Total Gains (Losses) Included in Net Income	Purchases	Issuances	Settlements	Fair Value June 30, 2014
Assets
Reverse loans	$9,149,579	$89,571	$244,444	$148,569	$(150,133)	$9,482,030
Forward loans related to Non-Residual Trusts	569,097	16,871	—	—	(28,182)	557,786
Charged-off loans	—	1,461	57,052	—	(3,516)	54,997
Receivables related to Non-Residual Trusts	39,328	(681)	—	—	(2,466)	36,181
Servicing rights carried at fair value	1,513,830	(83,552)	20,241	45,554	—	1,496,073
Freestanding derivative instruments (IRLCs)	38,190	37,336	—	—	—	75,526
Total assets	$11,310,024	$61,006	$321,737	$194,123	$(184,297)	$11,702,593

Liabilities
Freestanding derivative instruments (IRLCs)	$(720)	$633	$—	$—	$—	$(87)
Other accrued liabilities	(14,165)	(1,073)	—	—	800	(14,438)
Mortgage-backed debt related to Non-Residual Trusts	(667,536)	(13,579)	—	—	29,331	(651,784)
HMBS related obligations	(9,166,998)	(62,635)	—	(394,385)	151,352	(9,472,666)
Total liabilities	$(9,849,419)	$(76,654)	$—	$(394,385)	$181,483	$(10,138,975)

	For the Six Months Ended June 30, 2014
	Fair Value January 1, 2014	Acquisition of EverBank Net Assets	Total Gains (Losses) Included in Net Income	Purchases	Issuances	Settlements	Fair Value June 30, 2014
Assets
Reverse loans	$8,738,503	$—	$294,980	$438,120	$278,032	$(267,605)	$9,482,030
Forward loans related to Non-Residual Trusts	587,265	—	27,654	—	—	(57,133)	557,786
Charged-off loans	—	—	1,461	57,052	—	(3,516)	54,997
Receivables related to Non-Residual Trusts	43,545	—	(1,668)	—	—	(5,696)	36,181
Servicing rights carried at fair value	1,131,124	58,680	(131,186)	339,288	98,167	—	1,496,073
Freestanding derivative instruments (IRLCs)	42,831	—	32,695	—	—	—	75,526
Total assets	$10,543,268	$58,680	$223,936	$834,460	$376,199	$(333,950)	$11,702,593

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,755)	$—	$3,668	$—	$—	$—	$(87)
Other accrued liabilities	(14,789)	—	(1,493)	—	—	1,844	(14,438)
Mortgage-backed debt related to Non-Residual Trusts	(684,778)	—	(25,414)	—	—	58,408	(651,784)
HMBS related obligations	(8,652,746)	—	(250,808)	—	(839,431)	270,319	(9,472,666)
Total liabilities	$(9,356,068)	$—	$(274,047)	$—	$(839,431)	$330,571	$(10,138,975)

	For the Three Months Ended June 30, 2013
	Fair Value April 1, 2013	Total Gains (Losses) Included in Net Income	Purchases	Sales	Issuances	Settlements	Fair Value June 30, 2013
Assets
Reverse loans	$7,106,943	$101,304	$464,494	$(272)	$337,972	$(103,806)	$7,906,635
Forward loans related to Non-Residual Trusts	627,430	16,938	—	—	—	(30,741)	613,627
Receivables related to Non-Residual Trusts	53,671	1,219	—	—	—	(4,000)	50,890
Servicing rights carried at fair value	766,943	65,077	19,885	—	36,305	—	888,210
Freestanding derivative instruments (IRLCs)	59,573	2,107	—	—	—	—	61,680
Total assets	$8,614,560	$186,645	$484,379	$(272)	$374,277	$(138,547)	$9,521,042

Liabilities
Freestanding derivative instruments (IRLCs)	$—	$(19,327)	$—	$—	$—	$—	$(19,327)
Other accrued liabilities	(17,434)	356	—	—	—	861	(16,217)
Contingent earn-out payments	(9,794)	(1,106)	—	—	—	—	(10,900)
Mortgage-backed debt related to Non-Residual Trusts	(738,434)	(15,845)	—	—	—	33,199	(721,080)
HMBS related obligations	(6,887,583)	(74,353)	—	—	(943,359)	99,449	(7,805,846)
Total liabilities	$(7,653,245)	$(110,275)	$—	$—	$(943,359)	$133,509	$(8,573,370)

	For the Six Months Ended June 30, 2013
	Fair Value January 1, 2013	Acquisition of ResCap Net Assets	Total Gains (Losses) Included in Net Income	Purchases	Sales	Issuances	Settlements	Fair Value June 30, 2013
Assets
Reverse loans (1)	$6,047,108	$—	$184,581	$1,258,891	$(76,441)	$646,163	$(153,667)	$7,906,635
Forward loans related to Non-Residual Trusts	646,498	—	29,957	—	—	—	(62,828)	613,627
Receivables related to Non-Residual Trusts	53,975	—	5,056	—	—	—	(8,141)	50,890
Servicing rights carried at fair value	26,382	242,604	44,002	537,627	—	37,595	—	888,210
Freestanding derivative instruments (IRLCs)	949	—	60,731	—	—	—	—	61,680
Total assets	$6,774,912	$242,604	$324,327	$1,796,518	$(76,441)	$683,758	$(224,636)	$9,521,042

Liabilities
Freestanding derivative instruments (IRLCs)	$—	$—	$(19,327)	$—	$—	$—	$—	$(19,327)
Other accrued liabilities	(18,146)	—	(26)	—	—	—	1,955	(16,217)
Contingent earn-out payments	(6,100)	—	(4,800)	—	—	—	—	(10,900)
Mortgage-backed debt related to Non-Residual Trusts	(757,286)	—	(29,850)	—	—	—	66,056	(721,080)
HMBS related obligations	(5,874,552)	—	(116,370)	—	—	(1,972,103)	157,179	(7,805,846)
Total liabilities	$(6,656,084)	$—	$(170,373)	$—	$—	$(1,972,103)	$225,190	$(8,573,370)
_______
(1) Includes $28.5 million in reverse loans held for sale at January 1, 2013. There were no reverse loans held for sale at June 30, 2013.
All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on IRLCs, charged-off loans and servicing rights carried at fair value, are recognized in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). Gains and losses relating to IRLCs are recorded in net gains on sales of loans, changes in fair value of charged-off loans are recorded in other revenue, and changes in fair value of servicing rights carried at fair value are recorded in net servicing revenue and fees on the consolidated statements of comprehensive income (loss). Total gains and losses included in net income or loss include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of changes in valuation inputs and assumptions.
The Company’s valuation committee determines and approves valuation policies and unobservable inputs used to estimate the fair value of items measured at fair value on a recurring basis, except for IRLCs and the contingent earn-out payments. The valuation committee consists of certain members of the management team responsible for accounting, treasury, servicing operations, and credit risk. The valuation committee meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by the Company’s credit risk group. The valuation committee also reviews discount rate assumptions and related available market data. Similar procedures are followed by the Company’s originations-focused risk committee responsible for IRLCs and a sub-set of management responsible for the contingent earn-out payments. These fair values are approved by senior management.

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

•	Charged-off loans — These loans are not traded in an active, open market with readily observable prices. Accordingly, the
Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the loans including, but not limited to, collection rate as a percentage of unpaid principal balance owed and discount rate. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuation for recent historical experience, particularly collections trends and collateral performance, as well as an assessment of current and future economic conditions. The discount rate assumption for these assets is primarily based on the expected collection rates and other credit risk characteristics of the loans. Collection rate and discount rate are considered to be the most significant unobservable inputs. Significant increases (decreases) in collection rates in isolation could result in a higher (lower) fair value, while an increase (decrease) in the discount rate in isolation could result in a lower (higher) fair value.
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
Contingent earn-out payments — At December 31, 2012 and March 31, 2013, the estimated fair value of this contingent liability, which is related to the Company's acquisition of S1L, was based on the average earn-out payment under multiple outcomes as determined by a Monte-Carlo simulation, discounted to present value using credit-adjusted discount rates. The average payment outcomes calculated by the Monte-Carlo simulation were derived utilizing Level 3 unobservable inputs, the most significant of which included the assumptions for forecasted financial performance of S1L and financial performance volatility. At June 30, 2013, the Company revised its estimate of the fair value of the contingent earn-out payments to $10.9 million, the maximum earn-out, based on S1L’s performance during the six months ended June 30, 2013. Other than the payment of $5.0 million made to the prior owners of S1L during the year ended December 31, 2013, no subsequent adjustments to this liability were made and the final amount to be paid was fixed and determinable at December 31, 2013. Therefore the liability was transferred out of Level 3 and was classified as Level 1 at December 31, 2013. The remaining liability recorded at December 31, 2013 was paid in February 2014. Contingent earn-out payments are included in payables and accrued liabilities on the consolidated balance sheets.
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

HMBS related obligations — These obligations are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The Company’s valuation considers assumptions that it believes a market participant would consider in valuing the liability including, but not limited to, assumptions for repayments, discount rate, and borrower mortality rates for reverse loans. The discount rate assumption for these liabilities is based on an assessment of current market yields for newly-issued HMBS, expected duration, and current market interest rates. The yield on seasoned HMBS is adjusted based on the duration of each HMBS and assuming a constant spread to the swap curve. Weighted-average remaining life in years, conditional repayment rate, and discount rate are considered to be the most significant unobservable inputs. Significant increases (decreases) in any of those inputs in isolation could result in a significantly higher (lower) fair value measurement.

The Company utilizes a discounted cash flow method in the fair value measurement of all Level 3 assets and liabilities included on the consolidated financial statements at fair value on a recurring basis, with the exception of IRLCs for which the Company utilizes a market approach. The following table presents the significant unobservable inputs used in the fair value measurement of these assets and liabilities.

		June 30, 2014		December 31, 2013
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years	2.1 - 12.9	4.8	2.0 - 12.9	4.4
	Conditional repayment rate	12.95% - 36.18%	20.69%	10.67% - 36.61%	20.70%
	Discount rate	1.89% - 4.13%	2.75%	1.79% - 5.30%	2.98%
Forward loans related to Non-Residual Trusts	Conditional prepayment rate	2.28% - 3.90%	2.91%	2.20% - 3.78%	2.99%
	Conditional default rate	1.54% - 4.75%	2.83%	1.81% - 3.60%	2.90%
	Loss severity	74.84% - 94.01%	87.76%	75.90% - 96.67%	88.09%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	1.85% - 3.16%	2.54%	1.93% - 3.11%	2.66%
	Conditional default rate	1.73% - 5.03%	3.06%	1.98% - 3.85%	3.16%
	Loss severity	72.04% - 91.28%	84.85%	72.94% - 94.16%	85.25%
Charged-off loans	Collection rate	0.30% - 10.26%	2.29%	-	-
	Discount rate	20.57% - 41.18%	22.18%	-	-
Servicing rights carried at fair value	Weighted-average remaining life in years	5.3 - 10.4	6.5	6.0 - 10.8	6.8
	Discount rate	8.44% - 18.11%	9.59%	8.87% - 18.11%	9.76%
	Conditional prepayment rate	4.14% - 11.06%	8.05%	3.85% - 8.08%	7.06%
	Conditional default rate	0.24% - 3.85%	2.44%	0.50% - 3.74%	2.90%
Interest rate lock commitments	Loan funding probability	1.70% - 100%	76.69%	11.99% - 100%	78.23%
	Fair value of servicing rights (4)	0.87 - 9.49	3.97	1.64 - 5.60	4.21
Liabilities
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	1.85% - 3.16%	2.54%	1.93% - 3.11%	2.66%
	Conditional default rate	1.73% - 5.03%	3.06%	1.98% - 3.85%	3.16%
	Loss severity	72.04% - 91.28%	84.85%	72.94% - 94.16%	85.25%
HMBS related obligations	Weighted-average remaining life in years	1.6 - 7.7	4.1	1.9 - 7.8	4.1
	Conditional repayment rate	10.86% - 41.44%	20.20%	10.22% - 38.67%	20.31%
	Discount rate	1.31% - 3.24%	1.92%	1.38% - 4.01%	2.36%
Interest rate lock commitments	Loan funding probability	29.44% - 100%	80.36%	46.50% - 100%	82.67%
	Fair value of servicing rights (4)	1.96 - 5.21	4.19	1.89 - 5.30	4.52
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

(3)
With the exception of loss severity, fair value of servicing rights embedded in IRLCs and discount rate on charged-off loans, all significant unobservable inputs above are based on the related unpaid principal balance of the underlying collateral, or in the case of HMBS related obligations, the balance outstanding. Loss severity is based on projected liquidations. Fair value of servicing rights embedded in IRLCs represents a multiple of the annual servicing fee. The discount rate on charged-off loans is based on the loan balance at fair value.

(4)	Excludes the impact of IRLCs identified as servicing released.

Items Measured at Fair Value on a Non-Recurring Basis
Real estate owned, net is included on the consolidated financial statements within other assets and is measured at fair value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation (in thousands):

	June 30, 2014	December 31, 2013
Real estate owned, net	$79,079	$73,573
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net at June 30, 2014 measured on the consolidated financial statements at fair value on a non-recurring basis:

		June 30, 2014		December 31, 2013
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 59.58%	8.42%	0.00% - 88.68%	9.48%
__________

(1)	Loss severity is based on projected liquidations.
The Company held real estate owned, net of $43.8 million, $34.2 million and $1.1 million in the Reverse Mortgage and Loans and Residuals segments and Other non-reportable segment, respectively, at June 30, 2014. The Company held real estate owned, net of $27.0 million, $45.3 million and $1.3 million in the Reverse Mortgage and Loans and Residuals segments and Other non-reportable segment, respectively, at December 31, 2013. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. Management approves valuations that have been determined using the historical severity rate method.
Included in other expenses, net are lower of cost or fair value adjustments of $0.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.

Fair Value of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value on a recurring or non-recurring basis and their respective levels within the fair value hierarchy (in thousands):

		June 30, 2014		December 31, 2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	Level 1	$303,341	$303,341	$491,885	$491,885
Restricted cash and cash equivalents	Level 1	811,670	811,670	804,803	804,803
Residential loans at amortized cost, net	Level 3	1,361,153	1,309,382	1,394,871	1,341,376
Insurance premium receivables	Level 3	100,527	95,904	103,149	97,902
Servicer and protective advances, net	Level 3	1,595,950	1,543,203	1,381,434	1,332,315

Financial liabilities
Payables to insurance carriers	Level 3	79,551	78,544	69,489	68,470
Servicer payables	Level 1	735,391	735,391	735,225	735,225
Servicing advance liabilities (1)	Level 3	1,035,485	1,040,441	970,884	971,286
Warehouse borrowings (1)	Level 1	1,147,935	1,151,216	1,084,112	1,085,563
Debt (1)	Level 2	2,229,854	2,324,221	2,229,969	2,322,709
Mortgage-backed debt carried at amortized cost (1)	Level 3	1,139,250	1,138,758	1,189,536	1,192,510
__________

(1)	The carrying amounts of servicing advance liabilities, warehouse borrowings, debt and mortgage-backed debt carried at amortized cost are net of deferred issuance costs.
The following is a description of the methods and significant assumptions used in estimating the fair value of the Company’s financial instruments that are not measured at fair value on a recurring or non-recurring basis.
Cash and cash equivalents, restricted cash and cash equivalents, servicer payables and warehouse borrowings — The estimated fair values of these financial instruments approximates their carrying amounts due to their highly-liquid or short-term nature.
Residential loans carried at amortized cost, net — The methods and assumptions used to estimate the fair value of residential loans carried at amortized cost are the same as those described for forward loans related to Non-Residual Trusts carried at fair value on a recurring basis.
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
Debt — The Company’s 2013 Term Loan, Convertible Notes, and Senior Notes are not traded in an active, open market with readily observable prices. The estimated fair value of this debt is based on an average of broker quotes.
Mortgage-backed debt carried at amortized cost — The methods and assumptions used to estimate the fair value of mortgage-backed debt carried at amortized cost are the same as those described for mortgage-backed debt related to Non-Residual Trusts carried at fair value on a recurring basis.

Fair Value Option
The Company has elected the fair value option for certain financial instruments, including forward loans, receivables and mortgage-backed debt related to the Non-Residual Trusts, forward loans held for sale, charged-off loans, and reverse loans and HMBS related obligations. The fair value option was elected for these assets and liabilities as the Company believes fair value best reflects the expected future economic performance of these assets and liabilities. The yield on forward loans of the Non-Residual Trusts and reverse loans along with any change in fair value are recorded in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). The yield on forward loans held for sale along with any change in fair value is recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss). The yield on charged-off loans along with any change in fair value is recorded in other revenues on the consolidated statements of comprehensive income (loss). With the exception of charged-off loans, the yield on loans includes recognition of interest income based on the stated interest rates of the loans that is expected to be collected as well as accretion of fair value adjustments. There is no contractual interest income recognized in relation to charged-off loans.
Presented in the table below is the estimated fair value and unpaid principal balance of loans, receivables and debt instruments for which the Company has elected the fair value option (in thousands):

	June 30, 2014		December 31, 2013
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans and receivables at fair value under the fair value option
Reverse loans (1)	$9,482,030	$8,741,715	$8,738,503	$8,135,927
Forward loans held for sale (1)	1,173,588	1,106,136	1,015,607	976,774
Forward loans related to Non-Residual Trusts	557,786	687,940	587,265	727,110
Charged-off loans	54,997	3,272,912	—	—
Receivables related to Non-Residual Trusts (2)	36,181	36,524	43,545	43,988
Total	$11,304,582	$13,845,227	$10,384,920	$9,883,799

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$651,784	$695,366	$684,778	$735,379
HMBS related obligations (2)	9,472,666	8,646,651	8,652,746	7,959,711
Total	$10,124,450	$9,342,017	$9,337,524	$8,695,090
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 16 for further information.

(2)
For the receivables related to Non-Residual Trusts, the unpaid principal balance represents the notional amount of expected draws under the LOCs. For the HMBS related obligations, the unpaid principal balance represents the balance outstanding.

Included in forward loans related to Non-Residual Trusts are loans that are 90 days or more past due that have a fair value of $1.5 million and $1.7 million, and an unpaid principal balance of $8.2 million and $9.4 million, at June 30, 2014 and December 31, 2013, respectively. All charged-off loans are 90 days or more past due.
Included in other net fair value gains (losses) are fair value gains and losses from instrument-specific credit risk that include changes in fair value due to changes in assumptions related to prepayments, defaults, and severity. The Company recorded fair value gains (losses) from changes in instrument-specific credit risk for forward loans related to Non-Residual Trusts and receivables related to Non-Residual Trusts of $0.5 million and $(0.6) million for the three months ended June 30, 2014, respectively, and $1.1 million and $(1.7) million for the six months ended June 30, 2014, respectively. The Company recorded fair value gains (losses) from changes in instrument-specific credit risk for forward loans related to Non-Residual Trusts and receivables related to Non-Residual Trusts of $0.9 million and $0.8 million for the three months ended June 30, 2013, respectively, and $(3.8) million and $3.8 million for the six months ended June 30, 2013, respectively. There were no gains or losses from instrument-specific credit risk relating to charged-off loans during the three and six months ended June 30, 2014 and 2013. As a result of being insured by the FHA, instrument-specific credit risk associated with reverse loans is insignificant. Due to the short holding period of forward loans held for sale, related fair value gains and losses from instrument-specific credit risk are insignificant.

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Realized gains on sales of loans	$102,517	$67,218	$189,350	$75,526
Change in unrealized gains (losses) on loans held for sale	23,353	(15,897)	19,177	(2,271)
Gains (losses) on interest rate lock commitments	37,969	(17,217)	36,363	41,404
Gains (losses) on forward sales commitments	(63,956)	183,625	(99,812)	179,688
Losses on MBS purchase commitments	(7,709)	(24,662)	(7,642)	(24,662)
Capitalized servicing rights	45,554	36,305	98,167	37,595
Provision for repurchases	(1,838)	(2,010)	(4,024)	(2,181)
Interest income	8,721	8,473	17,066	9,261
Other	—	114	—	34
Net gains on sales of loans	$144,611	$235,949	$248,645	$314,394
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net fair value gains (losses) on reverse loans and related HMBS obligations
Interest income on reverse loans	$98,258	$86,514	$195,139	$163,781
Change in fair value of reverse loans	(8,687)	14,570	99,841	16,108
Net fair value gains on reverse loans	89,571	101,084	294,980	179,889

Interest expense on HMBS related obligations	(91,470)	(79,545)	(182,030)	(149,220)
Change in fair value of HMBS related obligations	28,835	5,192	(68,778)	32,850
Net fair value losses on HMBS related obligations	(62,635)	(74,353)	(250,808)	(116,370)
Net fair value gains on reverse loans and related HMBS obligations	$26,936	$26,731	$44,172	$63,519
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
The Company uses derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and forward loans held for sale. The Company may also enter into commitments to purchase MBS as part of its overall hedging strategy. The Company has elected not to designate these freestanding derivatives as hedging instruments under GAAP. The fair value of these instruments are recorded in other assets or payables and accrued liabilities on the consolidated balance sheets with changes in the fair values included in net gains on sales of loans on the consolidated statements of comprehensive income (loss). Cash flows related to IRLCs, forward sales commitments, and MBS purchase commitments are included in operating activities on the consolidated statements of cash flows.

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
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities not designated as hedging instruments as well as cash collateral (in thousands):

	June 30, 2014			December 31, 2013
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$3,444,936	$75,526	$87	$2,202,638	$42,831	$3,755
Forward sales commitments	3,879,108	1	28,387	2,903,700	19,534	247
MBS purchase commitments	504,700	2,735	—	308,700	—	1,880
Total derivative instruments		$78,262	$28,474		$62,365	$5,882
Cash collateral		$20,460	$1,587		$—	$19,148
Derivative positions subject to netting arrangements allow the Company to net settle asset and liability positions, as well as cash collateral, with the same counterparty and include all forward sale commitments, MBS purchase commitments, and cash collateral at June 30, 2014 and December 31, 2013 included in the table above. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $1.9 million and $2.3 million, and liability positions of $8.7 million and $4.1 million at June 30, 2014 and December 31, 2013, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and collateral against amounts associated with the master repurchase agreement with that same counterparty. At June 30, 2014, the Company’s net derivative liability position of $5.5 million with that counterparty could be offset against any over collateralized positions associated with the master repurchase agreement to the extent available. Over collateralized positions on master repurchase agreements are not reflected as collateral in the table above.
Gains and losses related to derivatives not designated as hedging instruments are recorded as a component of net gains on sales of loans on the consolidated statements of comprehensive income (loss). Refer to Note 6 for a summary of these gains and losses.
8. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net consist of forward loans held for investment. The majority of these residential loans are held in securitization trusts that have been consolidated.
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	June 30, 2014	December 31, 2013
Residential loans, principal balance	$1,499,184	$1,542,056
Unamortized discounts and other cost basis adjustments, net (1)	(126,101)	(132,865)
Allowance for loan losses	(11,930)	(14,320)
Residential loans at amortized cost, net (2)	$1,361,153	$1,394,871
__________

(1)	Included in unamortized discounts and other cost-basis adjustments, net is $12.4 million and $12.8 million of accrued interest receivable at June 30, 2014 and December 31, 2013, respectively.

(2)	Included in residential loans at amortized cost, net is $21.5 million and $17.2 million of unencumbered forward loans at June 30, 2014 and December 31, 2013, respectively.

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
The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of the period	$12,084	$19,932	$14,320	$20,435
Provision for loan losses (1)	1,521	95	517	1,821
Charge-offs, net of recoveries (2)	(1,675)	(1,721)	(2,907)	(3,950)
Balance at end of the period	$11,930	$18,306	$11,930	$18,306
__________

(1)	Provision for loan losses is included in other expense, net on the consolidated statements of comprehensive income (loss).

(2)
Includes charge-offs recognized upon acquisition of real estate in satisfaction of residential loans of $1.0 million and $2.0 million for the three months ended June 30, 2014 and 2013, respectively, and $2.1 million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans at amortized cost by basis of accounting (in thousands):

	June 30, 2014	December 31, 2013
Allowance for loan losses
Loans collectively evaluated for impairment	$10,372	$13,058
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	1,558	1,262
Total	$11,930	$14,320

Recorded investment in residential loans at amortized cost
Loans collectively evaluated for impairment	$1,347,883	$1,383,252
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	25,200	25,939
Total	$1,373,083	$1,409,191
 Aging of Past Due Residential Loans and Credit Risk Profile Based on Delinquencies
Residential loans at amortized cost are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash-basis method of accounting. Residential loans are removed from non-accrual status when there is no longer significant uncertainty regarding collection of the principal and the associated interest. If a non-accrual loan is returned to accruing status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. In the case of loans with an approved repayment plan, including plans approved by the bankruptcy court, delinquency is based on the modified due date of the loan. Loan balances are charged off when it becomes evident that balances are not collectible.
Factors that are important to managing overall credit quality and minimizing loan losses include sound loan underwriting, monitoring of existing loans, early identification of problem loans, timely resolution of problems, an appropriate allowance for loan losses, and sound non-accrual and charge-off policies. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. The Company considers all loans 30 days or more past due to be non-performing and all loans that are current to be performing with regard to its credit quality profile.
The following table presents the aging of the residential loan portfolio accounted for at amortized cost, net (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (1)	Current (2)	Total Residential Loans	Non- Accrual Loans
Recorded investment in residential loans at amortized cost
June 30, 2014	$22,876	$8,901	$51,516	$83,293	$1,289,790	$1,373,083	$51,516
December 31, 2013	18,798	7,186	54,836	80,820	1,328,371	1,409,191	54,836
_________

(1)	Balances represent non-performing loans for the credit quality profile.

(2)	Balances represent performing loans for the credit quality profile.
9. Residential Loans at Fair Value
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value include reverse loans, forward loans in Non-Residual Trusts and charged-off loans. The Company purchased and originated reverse loans in the amount of $393.0 million and $800.2 million during the three months ended June 30, 2014 and 2013, respectively. The Company purchased and originated reverse loans in the amount of $716.2 million and $1.9 billion during the six months ended June 30, 2014 and 2013, respectively. The Company purchased charged-off loans with an unpaid principal balance of $3.3 billion for $57.1 million during the three and six months ended June 30, 2014.

Residential Loans Held for Sale
The Company sells substantially all of its originated or purchased forward loans into the secondary market for securitization or to private investors as whole loans. The Company typically retains the right to service these loans. Refer to Note 5 for additional information regarding these sales of residential loans.
A reconciliation of the changes in residential loans held for sale is presented in the following table (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$630,456	$278,474	$1,015,607	$45,065
Purchases and originations of loans held for sale	4,453,761	4,848,332	8,037,309	5,281,349
Proceeds from sales of and payments on loans held for sale (1)	(4,045,058)	(3,522,518)	(8,104,759)	(3,749,979)
Realized gains on sales of loans (2)	102,517	67,218	189,350	75,526
Change in unrealized gains (losses) on loans held for sale (2)	23,353	(15,897)	19,177	(2,271)
Interest income (2)	8,721	8,473	17,066	9,261
Transfers from loans held for investment	—	43	—	5,183
Other	(162)	90	(162)	81
Balance at end of period	$1,173,588	$1,664,215	$1,173,588	$1,664,215
_______

(1)	Excludes realized gains (losses) on freestanding derivatives.

(2)	Amount is a component of net gains on sales of loans on the consolidated statements of comprehensive income (loss). Refer to Note 6 for additional information.
10. Receivables, Net
Receivables, net consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Insurance premium receivables	$100,527	$103,149
Servicing fee receivables	59,664	54,794
Receivables related to Non-Residual Trusts	36,181	43,545
Income tax receivables	47,766	53,495
Other receivables	48,900	67,126
Total receivables	293,038	322,109
Less: Allowance for uncollectible receivables	(4,209)	(2,914)
Receivables, net	$288,829	$319,195
11. Servicing of Residential Loans
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

Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	June 30, 2014		December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party investors (1)
Capitalized servicing rights	1,561,604	$176,305,631	1,310,357	$146,143,213
Capitalized sub-servicing (2)	217,692	11,996,994	235,112	13,369,236
Sub-servicing	442,151	51,727,596	393,640	47,006,325
Total third-party servicing portfolio	2,221,447	240,030,221	1,939,109	206,518,774
On-balance sheet residential loans and real estate owned	115,118	12,050,445	112,687	11,442,362
Total servicing portfolio (3)	2,336,565	$252,080,666	2,051,796	$217,961,136
__________

(1)	Includes real estate owned serviced for third parties.

(2)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than “adequate compensation” for performing the servicing.

(3)	Includes accounts serviced by the Servicing and Reverse Mortgage segments and excludes charged-off loans managed by the ARM segment.
Net Servicing Revenue and Fees
The Company services loans for itself, as well as for third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing, ARM and Reverse Mortgage segments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Servicing fees	$173,147	$143,473	$339,180	$263,345
Incentive and performance fees	41,482	41,379	84,339	75,104
Ancillary and other fees (1)	20,087	18,586	42,740	34,397
Servicing revenue and fees	234,716	203,438	466,259	372,846
Amortization of servicing rights	(10,188)	(11,209)	(21,305)	(22,533)
Change in fair value of servicing rights	(83,552)	65,077	(131,186)	44,002
Net servicing revenue and fees	$140,976	$257,306	$313,768	$394,315
__________

(1)
Includes late fees of $10.3 million and $9.7 million for the three months ended June 30, 2014 and 2013, respectively, and $22.6 million and $17.0 million for the six months ended June 30, 2014 and 2013, respectively.

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

Servicing Rights at Amortized Cost
The following tables summarize the activity in the carrying value of servicing rights accounted for at amortized cost by class (in thousands):

	For the Six Months Ended June 30, 2014
	Forward Loan	Reverse Loan	Total
Balance at January 1, 2014	$161,782	$11,994	$173,776
Amortization	(10,367)	(750)	(11,117)
Balance at March 31, 2014	151,415	11,244	162,659
Amortization	(9,495)	(693)	(10,188)
Balance at June 30, 2014	$141,920	$10,551	$152,471

	For the Six Months Ended June 30, 2013
	Forward Loan	Reverse Loan	Total
Balance at January 1, 2013	$227,191	$15,521	$242,712
Reclassifications (1)	(26,382)	—	(26,382)
Purchases	36	—	36
Amortization	(10,406)	(918)	(11,324)
Balance at March 31, 2013	190,439	14,603	205,042
Amortization	(10,334)	(875)	(11,209)
Balance at June 30, 2013	$180,105	$13,728	$193,833
_______

(1)	Represents servicing rights for which the Company elected fair value accounting as of January 1, 2013. This election had no impact on retained earnings.
Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the forward loan class, and reverse mortgages for the reverse loan class. At June 30, 2014, the fair value of servicing rights for the forward loan class and the reverse loan class was $172.1 million and $15.4 million, respectively. At December 31, 2013, the fair value of servicing rights for the forward loan class and the reverse loan class was $192.1 million and $15.9 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below (in thousands):

	June 30, 2014
	Forward Loan	Reverse Loan
Fair value of servicing rights carried at amortized cost	$172,149	$15,430
Inputs and assumptions:
Weighted-average remaining life in years	5.5	3.3
Weighted-average stated borrower interest rate on underlying collateral	7.80%	3.44%
Weighted-average discount rate	12.16%	15.00%
Conditional prepayment rate	6.29%	(1)
Conditional default rate	3.30%	(1)
Conditional repayment rate	(2)	23.45%
__________

(1)
For the reverse loan class, conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	For the forward loan class, voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

The valuation of servicing rights is affected by the underlying assumptions above. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.
Servicing Rights at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period (1)	$1,513,830	$766,943	$1,131,124	$26,382
Acquisition of EverBank net assets	—	—	58,680	—
Acquisition of ResCap net assets	—	—	—	242,604
Purchases (2)	20,241	19,885	339,288	537,627
Servicing rights capitalized upon sales of loans	45,554	36,305	98,167	37,595
Changes in fair value due to:
Changes in valuation inputs or other assumptions (3)	(43,376)	93,311	(68,994)	89,331
Other changes in fair value (4)	(40,176)	(28,234)	(62,192)	(45,329)
Balance at end of period	$1,496,073	$888,210	$1,496,073	$888,210
__________

(1)
There were no servicing rights carried at fair value at December 31, 2012. The balance at the beginning of the period for the six months ended June 30, 2014 presented above represents those servicing rights for which the Company elected fair value accounting as of January 1, 2013.

(2) Purchases for the six months ended June 30, 2014 primarily include a pool of Fannie Mae MSRs. Refer to Note 3 for additional information. Purchases for the six months ended June 30, 2013 primarily include servicing rights associated with an asset purchase from BOA.
(3) Represents the change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.
(4) Represents the change in servicing rights carried at fair value due to the realization of expected cash flows over time.

The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	June 30, 2014	December 31, 2013
Weighted-average remaining life in years	6.5	6.8
Weighted-average stated borrower interest rate on underlying collateral	4.87%	5.20%
Weighted-average discount rate	9.59%	9.76%
Conditional prepayment rate	8.05%	7.06%
Conditional default rate	2.44%	2.90%
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

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted-average of certain significant assumptions used in valuing these assets (dollars in thousands):

	June 30, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Weighted-average discount rate	9.59%	$(57,852)	$(114,304)	9.76%	$(49,687)	$(95,531)
Conditional prepayment rate	8.05%	(61,333)	(118,572)	7.06%	(47,114)	(88,411)
Conditional default rate	2.44%	(25,058)	(40,182)	2.90%	(12,778)	(25,110)
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
Fair Value of Originated Servicing Rights
For forward loans sold with servicing retained, the Company used the following inputs and assumptions to determine the fair value of servicing rights at the dates of sale. These servicing rights are included in servicing rights capitalized upon sales of loans in the table presented above that summarizes the activity in servicing rights accounted for at fair value.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average life in years	6.8-7.3	7.2-9.6	6.8-7.7	6.1-9.6
Weighted-average stated borrower interest rate on underlying collateral	4.48% - 4.54%	3.85% - 4.20%	4.48% - 4.67%	3.85% - 4.20%
Weighted-average discount rates	9.50%	9.50% - 10.40%	9.50%	9.50% - 12.30%
Conditional prepayment rates	8.11% - 8.76%	3.00% - 5.10%	7.26% - 8.76%	3.00% - 8.10%
Conditional default rates	0.59% - 0.67%	0.50% - 2.00%	0.59% - 0.67%	0.50% - 2.00%
12. Goodwill
The table below sets forth the activity in goodwill by reportable segment (in thousands):

	Reportable Segment
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Total
Balance at December 31, 2013	$432,267	$47,747	$138,808	$34,518	$4,397	$657,737
Impairment	—	—	(82,269)	—	—	(82,269)
Balance at June 30, 2014	$432,267	$47,747	$56,539	$34,518	$4,397	$575,468
During August 2013, HUD announced certain changes to the HECM program that impacted the reverse products available to borrowers and reduced the available principal to be drawn initially by borrowers, deferring a significant amount of cash flow to future years. The regulatory changes required industry participants to revise their overall business strategies and develop new products available to borrowers. These changes created competitive pressures in the overall market place resulting in reduced and delayed cash flows, and therefore discounted cash flows are negatively impacted due to the time value of money theory.
As a result of the August 2013 changes, our Reverse Mortgage reporting unit has experienced operating challenges during 2014. During the second quarter of 2014, the Company developed a new strategy to increase the volume of new loans sourced through the reporting unit’s retail origination channel which is anticipated to provide higher cash flows to the reporting unit. As part of this process, the Company revised its multi-year forecast for the Reverse Mortgage business. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the Reverse Mortgage reporting unit goodwill incorporated insights gained since acquiring the Reverse Mortgage business. The lower projected revenue is a product of the changes to the HECM program noted above. The revised forecast also reflected changes related to current market trends, a likely reduction of certain fee revenue streams, business mix, cost structure, and other expectations about the anticipated short-term operating results of the Reverse business.
The Company considered its lower operating results over a sustained period of time due to increased costs to service, adverse market conditions and regulatory trends within the reverse loan industry driving lower volume and reduced cash flows on the origination of reverse loans through the Reverse Mortgage reporting unit’s correspondent channel, as well as changes in our Reverse strategy and the revised financial forecast in determining that there were interim impairment indicators that led to the need for a quantitative impairment analysis for Goodwill purposes during the second quarter.
The fair value of the Reverse reporting unit was based on the income approach. The decline in the fair value of the Reverse reporting unit resulted from lower projected revenue growth rates and profitability levels in the short term, as well as an increase in the risk factor that is included in the discount rate used to calculate the discounted cash flows.
Based on the step one and step two analyses, the fair value of the reporting unit was below the carrying value. As a result, the Company recorded an $82.3 million goodwill impairment charge in the second quarter of 2014 which is included in the goodwill impairment line item in the consolidated statements of comprehensive income (loss).
The Company completed a qualitative assessment of any potential goodwill impairment as of June 30, 2014 for the Servicing, Insurance, Originations, and ARM reporting units. Based on the qualitative assessment, the Company determined that it was not more likely than not that the fair values of the Servicing, Insurance, Originations, and ARM reporting units were less than their carrying amounts and, therefore, the Company was not required to perform the two-step goodwill impairment analysis for these reporting units.
The Company will continue to evaluate goodwill on an annual basis effective October 1, 2014 and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, new regulatory requirements and changes in management’s business strategy, indicate that there may be a potential indicator of impairment.
13. Other Assets
Other assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Real estate owned, net	$79,079	$73,573
Derivative instruments	78,262	62,365
Deferred debt issuance costs	60,408	57,517
Collateral receivable on derivative instruments	20,460	—
Acquisition deposits (1)	2,232	175,048
Other	36,048	44,573
Total other assets	$276,489	$413,076
_______

(1)
Acquisition deposits at December 31, 2013 were related to the acquisitions of the EverBank net assets and a pool of Fannie Mae MSRs. Investor approvals for certain of these transactions were obtained during the six months ended June 30, 2014. At June 30, 2014, acquisition deposits were related to EverBank private-label MSRs pending investor consent.

14. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Servicing rights and related advance purchases payable (1)	$131,214	$12,741
Accounts payable and accrued liabilities	82,434	55,174
Payables to insurance carriers	79,551	69,489
Employee-related liabilities	67,015	90,788
Curtailment liability	60,362	53,905
Originations liability	55,216	50,042
Derivative instruments	28,474	5,882
Uncertain tax positions	21,034	20,550
Acquisition related escrow funds payable to sellers	15,942	19,620
Accrued interest payable	15,573	18,416
Servicing transfer payables	6,741	14,167
Insurance premium cancellation reserve	6,589	7,135
Collateral payable on derivative instruments	1,587	19,148
Contingent earn-out payments	—	5,900
Other	50,550	51,182
Total payables and accrued liabilities	$622,282	$494,139
_______
(1) The increase is related primarily to the acquisition of MSRs from EverBank and an affiliate of a national bank for which the Company obtained GSE investor approval for transfer of servicing during the six months ended June 30, 2014.
15. Servicing Advance Liabilities
Servicing advance liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Early Advance Reimbursement Agreement	$928,873	$903,381
Receivables Loan Agreement	64,387	67,905
Indenture Agreement	36,936	—
Revolving Credit Agreement	10,245	—
Total servicing advance liabilities	$1,040,441	$971,286
Servicing Advance Agreements
The Company's subsidiaries have servicing advance facilities with several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund certain principal and interest, servicer and protective advances that are the responsibility of certain of the Company's subsidiaries under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.2 billion at June 30, 2014. The interest rates on these facilities and the Early Advance Reimbursement Agreement are primarily based on LIBOR plus between 1.25% and 5.5% and have various expiration dates through July 2015. Payments on the amounts due under these agreements are paid from the recoveries or repayment by third party borrowers of underlying advances made by the Company's subsidiaries. Accordingly, repayment of the facilities and amounts due under the Early Advance Reimbursement Agreement are dependent on the recoveries or repayments by third party borrowers that are received on the underlying advances associated with the agreements. The servicing advance facilities had $130.4 million of collateral pledged by the Company's subsidiaries under these agreements at June 30, 2014.

Green Tree Servicing's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Green Tree Servicing under its Fannie Mae servicing agreements. The Fannie Mae Early Advance Reimbursement Agreement expires on March 31, 2015. If not renewed, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable.

The Early Advance Reimbursement Agreement with Fannie Mae also includes certain “Stop Events,” such as: (i) the failure of Green Tree Servicing to comply with the terms of the agreement; (ii) the failure of Green Tree Servicing to be an approved Fannie Mae servicer; and (iii) the occurrence of an event of default under Green Tree Servicing’s mortgage selling and servicing contract or any master agreement with Fannie Mae which has not been waived by Fannie Mae or cured as may be allowed under the applicable agreement. Fannie Mae may also declare a “Stop Event” 120 days after providing Green Tree Servicing with written notice of its intent to do so. Were a Stop Event to occur and not be waived by Fannie Mae, Fannie Mae would have the option to terminate the Servicing Advance Reimbursement Agreement. In the event Fannie Mae elected to terminate the Servicing Advance Reimbursement Agreement, collections recovered during the 18 months following the occurrence of the Stop Event would be required to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable.

The servicing advance agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants most sensitive to the Company’s operating results and financial position are the requirements that certain of its subsidiaries maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. During the first quarter of 2014, the Receivables Loan Agreement was amended to remove the covenant relating to the Company's requirement to maintain a minimum annual net cash provided by operating activities and to add other customary financial covenants, including indebtedness to tangible net worth ratio requirements, and minimum liquidity. The Company's subsidiaries were in compliance with these financial covenants at June 30, 2014.
16. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are primarily used to fund the origination of forward loans and reverse loans. The facilities had an aggregate funding capacity of $2.3 billion at June 30, 2014 and are secured by certain forward and reverse loans. The interest rates on the facilities are primarily based on LIBOR plus between 2.10% and 3.25%, in some cases are subject to a LIBOR floor or other minimum rates, and have various expiration dates through July 2015. The facilities are secured by $1.2 billion in unpaid principal balance of residential loans at June 30, 2014.
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
At June 30, 2014, absent a waiver received from its counterparty, RMS would not have been in compliance with its minimum profitability covenant contained in one of its master repurchase agreements. In July 2014, RMS obtained waivers of compliance effective for the quarter ended June 30, 2014 and the quarters ending September 30, 2014 and December 31, 2014. The waiver of compliance for the quarter ended June 30, 2014 waived certain rights and remedies that otherwise would have been available under the master repurchase agreement and confirmed that no default or event of default had occurred. The waiver of compliance for the quarters ending September 30, 2014 and December 31, 2014 are conditioned on RMS being in compliance with all other covenants set forth in the master repurchase agreement and related documents. So long as RMS is in compliance with all other covenants within the master repurchase agreement and related documents, the waiver of compliance waives certain rights and remedies that otherwise would have been available under the master repurchase agreement and confirms that no default or event of default had occurred.  As a result of the waiver obtained by RMS relating to the quarter ended June 30, 2014, RMS was in compliance with its financial covenants at June 30, 2014.

17. Share-Based Compensation
During the six months ended June 30, 2014, the Company granted performance shares of 482,228 that contained a market-based performance condition in addition to a service component. These performance shares vest at the end of the performance period, or December 31, 2016, and the shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the target performance award grant. The performance shares ultimately awarded upon vesting are based on the percentile rank of the Company's TSR relative to the distribution of TSRs of peer group companies. TSR is measured based on a comparison of the average closing price for the twenty trading days immediately prior to March 24, 2014, or the first day of the performance period, and the average closing price for the last twenty trading days of the performance period. TSR will include the effect of dividends paid during the performance period. The weighted-average fair value of these performance shares at their grant date was $34.75 and was estimated on the date of grant using a Monte Carlo simulation model that included valuation inputs for expected volatility of 47%, risk free interest rate of 0.83% and no dividend yield. Also during the period, the Company granted 202,464 RSUs that vest over three years based upon a service condition. The weighted-average grant date fair value of $28.14 for these awards was based on the average of the high and the low market prices of the Company's stock on the date of grant.
During the three months ended June 30 2014, the Company granted 67,507 options that cliff vest in three years based upon a service condition and have a ten year contractual term. The fair value of the stock options of $10.05 was based on the estimate of fair value on the date of grant using the Black-Scholes option pricing model and related assumptions. Also during this period, the Company issued 30,898 shares of fully vested common stock to its non-employee directors. The fair value of the common stock of $29.45 was based on the average of the high and low market prices on the date of issuance. The Company's share-based compensation expense has been reflected in salaries and benefits expense in the consolidated statements of comprehensive income (loss).
18. Income Taxes
During the three months ended June 30, 2014, the Company recorded an impairment of goodwill related to the Reverse Mortgage reporting unit. This goodwill is not deductible for tax and as such, no tax benefit was recorded for this impairment. For the second quarter of 2014, the Company calculated the tax benefit related to loss before income taxes for the six months ended June 30, 2014 based on its estimated annual effective tax rate which takes into account all expected ordinary activity for the 2014 year. Due to the significant nature of the non-deductible expense related to the impairment of goodwill compared to expected ordinary income for the year ended December 31, 2014, the Company's estimated annual effective tax rate for the year is approximately 119%. This effective tax rate differs from the statutory rate of 35% primarily as a result of the non-deductible goodwill impairment as well as the impact of state taxes. As the Company reports income tax expense (benefit) on an interim basis using an estimated annual effective tax rate, the expected tax rate for the remainder of 2014 is anticipated to approximate the effective tax rate for the six months ended June 30, 2014 of 119%.

19. Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings (loss) per share
Net income (loss)	$(12,929)	$143,232	$4,448	$170,981
Less: Net income allocated to unvested participating securities	—	(2,351)	(34)	(2,831)
Net income (loss) available to common stockholders (numerator)	$(12,929)	$140,881	$4,414	$168,150

Weighted-average common shares outstanding (denominator)	37,673	36,925	37,552	36,902

Basic earnings (loss) per share	$(0.34)	$3.82	$0.12	$4.56

Diluted earnings (loss) per share
Net income (loss)	$(12,929)	$143,232	$4,448	$170,981
Less: Net income allocated to unvested participating securities	—	(2,310)	(33)	(2,778)
Net income (loss) available to common stockholders (numerator)	$(12,929)	$140,922	$4,415	$168,203

Weighted-average common shares outstanding	37,673	36,925	37,552	36,902
Add: Effect of dilutive stock options, non-participating securities, and convertible notes	—	660	522	711
Diluted weighted-average common shares outstanding (denominator)	37,673	37,585	38,074	37,613

Diluted earnings (loss) per share	$(0.34)	$3.75	$0.12	$4.47
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
The calculation of diluted earnings (loss) per share does not include 8.0 million and 5.9 million shares for the three months ended June 2014 and 2013, respectively, and 6.3 million and 5.4 million for the six months ended June 30, 2014 and 2013, respectively, because their effect would have been antidilutive. The Convertible Notes are antidilutive when calculating earnings (loss) per share when the Company's average stock price is less than $58.80. Upon conversion of the Convertible Notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.

20. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$154,843	$127,802
Cash paid (received) for taxes	(17,801)	55,444
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon sales of loans	98,167	37,595
Real estate owned acquired through foreclosure	59,484	60,955
Residential loans originated to finance the sale of real estate owned	30,057	34,032
Acquisition of servicing rights	83,868	14,083
21. Segment Reporting
Management has organized the Company into six reportable segments based primarily on its services as follows:

•
Servicing — consists of operations that perform servicing for third-party investors in forward loans, as well as for the Loans and Residuals segment and for the Non-Residual Trusts reflected in the Other non-reportable segments.

•	Originations — consists of operations that originate and purchase forward loans that are sold to third parties with servicing rights generally retained.

•
Reverse Mortgage — consists of operations that purchase and originate reverse loans that are securitized but remain on the consolidated balance sheet as collateral for secured borrowings. This segment also performs servicing for third-party investors in reverse loans and provides other ancillary services for the reverse mortgage market, such as real estate owned property management and disposition.

•	Asset Receivables Management — performs collections of post charge-off deficiency balances for its own portfolio and on behalf of third-party securitization trusts and other asset owners.

•
Insurance — provides voluntary insurance for residential loan borrowers and lender-placed hazard insurance for investors, if permitted under applicable laws and regulations, as well as other ancillary products, through the Company’s insurance agency for a commission.

•
Loans and Residuals — consists of the assets and mortgage-backed debt of the Residual Trusts and the unencumbered residential loan portfolio and real estate owned, all of which are associated with forward loans.

In order to reconcile the financial results for the Company’s reportable segments to the consolidated results, the Company has presented the revenue and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses that have not been allocated to the business segments, in Other. Intersegment servicing revenues and expenses have been eliminated. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized on the consolidated statements of comprehensive income (loss).

Presented in the tables below are the Company’s financial results by reportable segment reconciled to consolidated income (loss) before income taxes (in thousands):

	For the Three Months Ended June 30, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees(1)	$126,640	$—	$8,777	$10,760	$—	$—	$—	$(5,201)	$140,976
Net gains on sales of loans	—	144,611	—	—	—	—	—	—	144,611
Interest income on loans	—	—	—	—	—	34,218	—	—	34,218
Net fair value gains on reverse loans and related HMBS obligations	—	—	26,936	—	—	—	—	—	26,936
Insurance revenue	—	—	—	—	19,806	—	—	—	19,806
Other revenues (2)	1,157	5,688	3,005	1,461	242	1	35,612	—	47,166
Total revenues	127,797	150,299	38,718	12,221	20,048	34,219	35,612	(5,201)	413,713
EXPENSES
Interest expense	10,619	6,627	775	—	—	19,860	36,809	—	74,690
Depreciation and amortization	8,979	4,757	2,302	1,213	1,130	—	10	—	18,391
Goodwill impairment	—	—	82,269	—	—	—	—	—	82,269
Other expenses, net	159,583	74,569	40,003	6,182	7,975	5,985	2,725	(5,201)	291,821
Total expenses	179,181	85,953	125,349	7,395	9,105	25,845	39,544	(5,201)	467,171
OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(167)	—	—	—	—	(905)	2,604	—	1,532
Total other gains (losses)	(167)	—	—	—	—	(905)	2,604	—	1,532
Income (loss) before income taxes	$(51,551)	$64,346	$(86,631)	$4,826	$10,943	$7,469	$(1,328)	$—	$(51,926)
__________

(1)
The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $5.0 million and $0.2 million, respectively, associated with intercompany activity with the Originations and Loans and Residuals segments and Other non-reportable segment.

(2)
Other revenues for the Company's Other non-reportable segment includes $34.2 million in asset management performance fees collected and earned in connection with the investment management of a fund. Refer to Note 2 for additional information on this transaction.

	For the Six Months Ended June 30, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees(1)	$287,466	$—	$16,387	$19,806	$—	$—	$—	$(9,891)	$313,768
Net gains on sales of loans	—	248,645	—	—	—	—	—	—	248,645
Interest income on loans	—	—	—	—	—	68,640	—	—	68,640
Net fair value gains on reverse loans and related HMBS obligations	—	—	44,172	—	—	—	—	—	44,172
Insurance revenue	—	—	—	—	43,194	—	—	—	43,194
Other revenues (2)	9,711	10,868	6,027	1,461	246	3	36,926	—	65,242
Total revenues	297,177	259,513	66,586	21,267	43,440	68,643	36,926	(9,891)	783,661
EXPENSES
Interest expense	21,032	13,460	1,634	—	—	40,163	73,250	—	149,539
Depreciation and amortization	17,684	9,752	4,751	2,515	2,313	—	20	—	37,035
Goodwill impairment	—	—	82,269	—	—	—	—	—	82,269
Other expenses, net	275,900	151,745	74,363	11,427	15,517	9,609	8,138	(9,891)	536,808
Total expenses	314,616	174,957	163,017	13,942	17,830	49,772	81,408	(9,891)	805,651
OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(341)	—	—	—	—	(1,147)	517	—	(971)
Total other gains (losses)	(341)	—	—	—	—	(1,147)	517	—	(971)
Income (loss) before income taxes	$(17,780)	$84,556	$(96,431)	$7,325	$25,610	$17,724	$(43,965)	$—	$(22,961)
__________

(1)
The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $9.6 million and $0.3 million, respectively, associated with intercompany activity with the Originations and Loans and Residuals segments and Other non-reportable segment.

(2)
Other revenues for the Company's Other non-reportable segment includes $34.2 million in asset management performance fees collected and earned in connection with the investment management of a fund. Refer to Note 2 for additional information on this transaction.

	For the Three Months Ended June 30, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees (1)	$244,432	$—	$6,624	$11,102	$—	$—	$—	$(4,852)	$257,306
Net gains on sales of loans	—	235,699	250	—	—	—	—	—	235,949
Interest income on loans	—	—	—	—	—	36,796	—	—	36,796
Net fair value gains on reverse loans and related HMBS obligations	—	—	26,731	—	—	—	—	—	26,731
Insurance revenue	—	—	—	—	18,050	—	—	—	18,050
Other revenues	457	15,527	2,366	69	6	1	2,706	—	21,132
Total revenues	244,889	251,226	35,971	11,171	18,056	36,797	2,706	(4,852)	595,964
EXPENSES
Interest expense	5,166	8,600	2,166	—	—	21,800	30,558	—	68,290
Depreciation and amortization	9,445	2,689	2,691	1,614	1,168	—	7	—	17,614
Other expenses, net	116,914	94,058	40,931	5,722	7,934	4,813	7,625	(4,852)	273,145
Total expenses	131,525	105,347	45,788	7,336	9,102	26,613	38,190	(4,852)	359,049
OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(179)	—	—	—	—	566	1,269	—	1,656
Total other gains (losses)	(179)	—	—	—	—	566	1,269	—	1,656
Income (loss) before income taxes	$113,185	$145,879	$(9,817)	$3,835	$8,954	$10,750	$(34,215)	$—	$238,571
__________

(1)
The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $4.7 million and $0.1 million, respectively, associated with intercompany activity with the Loans and Residuals segment and Other non-reportable segment.

	For the Six Months Ended June 30, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
REVENUES
Net servicing revenue and fees (1)	$369,559	$—	$13,372	$21,192	$—	$—	$—	$(9,808)	$394,315
Net gains on sales of loans	—	309,761	4,633	—	—	—	—	—	314,394
Interest income on loans	—	—	—	—	—	73,694	—	—	73,694
Net fair value gains on reverse loans and related HMBS obligations	—	—	63,519	—	—	—	—	—	63,519
Insurance revenue	—	—	—	—	35,584	—	—	—	35,584
Other revenues	919	17,524	5,311	133	13	4	5,122	(39)	28,987
Total revenues	370,478	327,285	86,835	21,325	35,597	73,698	5,122	(9,847)	910,493
EXPENSES
Interest expense	7,576	9,306	5,695	—	—	44,096	55,759	—	122,432
Depreciation and amortization	18,302	4,366	5,414	3,370	2,482	—	13	—	33,947
Other expenses, net	208,962	133,475	73,454	11,752	16,442	10,643	24,533	(9,847)	469,414
Total expenses	234,840	147,147	84,563	15,122	18,924	54,739	80,305	(9,847)	625,793
OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(424)	—	—	—	—	404	415	—	395
Total other gains (losses)	(424)	—	—	—	—	404	415	—	395
Income (loss) before income taxes	$135,214	$180,138	$2,272	$6,203	$16,673	$19,363	$(74,768)	$—	$285,095
__________

(1)
The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $9.6 million and $0.2 million, respectively, associated with intercompany activity with the Loans and Residuals segment and Other non-reportable segment.

22.    Capital Requirements
The Company's subsidiaries are required to maintain regulatory compliance with GSE and other agency and state programs as well as investor requirements, some of which are financial covenants related to minimum levels of net worth and other financial requirements. To the extent that these mandatory capital requirements are not met, the Company’s subsidiaries' selling and servicing agreements could be terminated.
Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through July 2015 from Fannie Mae. In addition, the Company has provided a guarantee whereby the Company guarantees the performance and obligations of RMS under the Ginnie Mae HMBS Program. In the event that the Company fails to honor this guarantee, Ginnie Mae could terminate RMS’ status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’ servicing rights associated with reverse loans guaranteed by Ginnie Mae HMBS. Ginnie Mae has continued to affirm RMS’ current commitment authority to issue HMBS.
The Company has also provided guarantees dated May 31, 2013 for RMS and March 17, 2014 for Green Tree Servicing.  Pursuant to the RMS guarantee, the Company agreed to guarantee all of the obligations required to be performed or paid by RMS under RMS's mortgage selling and servicing contract or any other agreement between Fannie Mae and RMS relating to mortgage loans or participation interests that RMS delivers or has delivered to Fannie Mae or services or has serviced for, or on behalf of, Fannie Mae. RMS does not currently sell loans to Fannie Mae. Pursuant to the Green Tree Servicing guarantee, the Company agreed to guarantee all of the servicing obligations required to be performed or paid by Green Tree Servicing under Green Tree Servicing's mortgage selling and servicing agreement, the Fannie Mae selling and servicing guides, or any other agreement between Fannie Mae and Green Tree Servicing. The Company also agreed to guarantee all selling representations and warranties Green Tree Servicing has assumed, or may in the future assume, in connection with Green Tree Servicing's purchase of mortgage servicing rights related to Fannie Mae loans. The Company does not guarantee Green Tree Servicing's obligations relating to the selling representations and warranties made or assumed by Green Tree Servicing in connection with the sale and/or securitization of mortgage loans to and/or by Fannie Mae.
After taking into account the waivers described above, all of the Company' subsidiaries were in compliance with all of their capital requirements at June 30, 2014 and December 31, 2013.

23. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in 11 securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million drawn under LOCs issued by such third party as credit enhancements to such 11 securitization trust. The total amount available on these LOCs for all 11 securitization trusts was $268.6 million at June 30, 2014. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitization trusts, the Company does not expect that the final $165.0 million of capacity under the LOCs will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.
Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.9 million.
Unfunded Commitments
Reverse Mortgage Segment
The Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $903.8 million and similar commitments on fixed-rate reverse loans of $2.0 million at June 30, 2014. This additional borrowing capacity is primarily in the form of undrawn lines-of-credit, with the balance available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $78.9 million and commitments to purchase and sell loans totaling $7.0 million and $98.0 million, respectively, at June 30, 2014.
Originations Segment
The Company had short-term commitments to lend $3.4 billion and commitments to purchase loans totaling $11.6 million at June 30, 2014. In addition, the Company has commitments to sell $3.9 billion and purchase $504.7 million in mortgage-backed securities at June 30, 2014.
Charged-off Loans
On May 16, 2014, the Company entered into an agreement to acquire a portfolio of charged-off loans. Under the agreement, the seller may require the Company to acquire additional accounts with a maximum value of $7.0 million initially through September 9, 2014 and for each four month period thereafter. The agreement may be terminated for convenience subsequent to September 9, 2014 with a 60 day written notice. Refer to Note 2 for additional information on this portfolio acquisition.
Mortgage Origination Contingencies
The Company sells substantially all of its originated or purchased forward loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed forward loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming forward loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that the loans sold are in breach of these representations or warranties, the Company generally has an obligation to either: (i) repurchase the loan for the unpaid principal balance, accrued interest, and related advances; (ii) indemnify the purchaser; or (iii) make the purchaser whole for the economic benefits of the loan. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties.
The Company’s representations and warranties are generally not subject to stated limits of exposure. The current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the residential loan. The Company’s estimate of the liability associated with representations and warranties exposure was $10.3 million at June 30, 2014 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheet.

Litigation and Regulatory Matters
The Company, its subsidiaries and current and former officers and employees are involved in litigation, investigations and claims arising out of the normal conduct of its business. The Company estimates and accrues liabilities resulting from such matters based on a variety of factors, including outstanding legal claims, proposed settlements and assessments of pending or threatened litigation. These accruals are recorded when the costs are determined to be probable and are reasonably estimable. Facts and circumstances may change that could cause the actual liabilities to exceed the accrued amounts or that may require adjustments to the recorded liability balances in the future. The Company believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for the normal course of business proceedings, is from $0 to approximately $6.0 million at June 30, 2014.
The following is a description of certain litigation and regulatory matters.
In response to a CID from the FTC issued in November 2010 and a CID from the CFPB in September 2012, Green Tree Servicing has produced documents and other information concerning a wide range of its loan servicing operations. On October 7, 2013, the CFPB notified Green Tree Servicing that the CFPB’s staff was considering recommending that the CFPB take action against Green Tree Servicing for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree Servicing that they had sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. The Company’s understanding is that the CFPB staff now has authority to commence an action against Green Tree Servicing and that the FTC staff has authority to negotiate and would need further FTC approval to file such an action. In April 2014, Green Tree Servicing began discussions with the FTC and CFPB staffs to determine if a settlement of the proposed action can be achieved. Those discussions are ongoing. The FTC and CFPB staffs have indicated that as part of a settlement, they will seek injunctive relief in relation to Green Tree Servicing’s business practices, civil money penalties and equitable monetary relief of an undetermined amount. The Company is unable to predict whether a settlement of the proposed action can be achieved on terms acceptable to it, the FTC and the CFPB, and cannot predict the final terms of any such settlement. The Company cannot provide any assurance that the FTC and/or CFPB will not take legal action against the Company or that the allegations made by the FTC and/or CFPB or the commencement, settlement or other outcome of any such action will not have a material adverse effect on the Company's reputation, business, business practices, prospects, results of operations or financial condition.
On October 2, 2013, the Company received a subpoena from the HUD Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECMs serviced or sub-serviced by RMS and (ii) RMS’s contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. The Company has produced certain materials to HUD in response to the subpoena. In May 2014, the Department of Justice informed the Company that it is working with HUD in investigating possible violations by RMS of federal law, including the False Claims Act. The Company is cooperating with this investigation and has been in contact with representatives of the Department of Justice and HUD. Resolutions of investigations or lawsuits, or findings of liability, under the False Claims Act may result in potentially significant financial consequences, including the payment of up to three times the actual damages sustained by the government and civil penalties. The Company cannot provide any assurance as to the outcome of the investigations by the Department of Justice and HUD or that any consequences will not have a material adverse effect on the Company's reputation, business, prospects, financial condition and results of operations.
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint names as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserts federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. The amended complaint alleges that between May 9, 2012 and February 26, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls and financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Green Tree Servicing (including certain of the Company’s business practices that are being reviewed by the FTC and the CFPB), the liabilities associated with the Company’s acquisition of RMS and RMS's internal controls. The complaint seeks class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and February 26, 2014. The Company cannot provide any assurance as to the disposition of the complaint or that such disposition will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

As various federal and state regulators continue to investigate perceived causes and consequences of the financial crisis, the Company expects that it may receive general information requests from other agencies. During the second quarter of 2014, the Company met with a working group representing the attorneys general and regulators of several states as well as representatives of the Office of the United States Trustee to discuss the business practices of Green Tree Servicing. At the meeting, the Company was informed of concerns about various loan servicing practices, including certain bankruptcy-related matters. The Company understands that members of this group have initiated an investigation of Green Tree Servicing’s loan servicing practices and expects to receive a CID in the near future. The Company cannot predict the timing, direction or outcome of any such investigations.
The Company is, and expects that it will continue to be, involved in litigation, arbitration, investigations, and claims in the ordinary course of business, including purported class actions and other legal proceedings challenging whether certain of its residential loan servicing practices and other aspects of its business, comply with applicable laws and regulatory requirements. These legal proceedings include, among other things, putative class action claims concerning "force-placed insurance," the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, the Fair Credit Reporting Act, and other federal and state laws and statutes. The outcome of these legal proceedings is uncertain, and it is possible that adverse results in such proceedings (which could include penalties, punitive damages and injunctive relief affecting the Company's business practices) and the terms of any settlements of such proceedings could have a material adverse effect on the Company's reputation, business, prospects, results of operations or financial condition. In addition, cooperating in, defending and resolving these legal proceedings may consume significant amounts of management time and attention and could cause the Company to incur substantial legal, consulting and other expenses and to change the Company's business practices, even in cases where there is no determination that the Company's conduct failed to meet applicable legal or regulatory requirements.
Regulatory Contingencies
The Company services loans originated and securitized by the Company or one of its subsidiaries and also services loans on behalf of securitization trusts or other investors. The Company’s servicing obligations are set forth in industry regulations established by HUD and the FHA and in servicing and sub-servicing agreements with the applicable counterparties, such as Fannie Mae, Freddie Mac and other investors. Both the regulations and the servicing agreements provide that the servicer may be liable for failure to perform its servicing obligations and further provide remedies for certain servicer breaches.
Subsequent to the completion of the acquisition of RMS, the Company discovered a failure by RMS to record certain liabilities to HUD, FHA, and/or investors related to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the investor whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $60.4 million at June 30, 2014 related to the foregoing which reflects management’s best estimate of the probable lifetime claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheet. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the six months ended June 30, 2014, the Company recorded a provision related to the curtailment liability of $0.8 million and collected $5.2 million from a prior servicer. The Company has potential financial statement exposure for an additional $120.7 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or investors). The Company’s potential exposure to this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. Moreover, the Company is and will continue to pursue mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure.
Transactions with Walter Energy
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
Except as set forth above, the Company cannot estimate reasonably possible losses arising from commitments and contingencies.
24. Subsequent Events
Walter Capital Opportunity Corp
On July 1, 2014, the Company completed its initial funding of approximately $7.1 million of the Company's total capital commitment of $20.0 million to WCO and its related subsidiaries and entered into certain sale and assignment agreements. Under these agreements, the Company will, among other things, sell to WCO the right to receive excess servicing spread cash flows relating to certain MSRs which will be treated as financings and carried at estimated fair value with the changes in fair value recognized in current period income. The Company will retain all ancillary income associated with servicing the portfolio after receipt of a base servicing fee. The Company continues to be the servicer of the mortgage loans and provides all servicing functions, including the responsibility to make servicing advances.

Additionally, the Company's wholly-owned subsidiary, Green Tree Servicing, completed an excess servicing spread sale with WCO. The excess servicing spread transaction represents the first investment made by WCO and involved the acquisition by WCO of 70% of the excess servicing spread from a pool of Green Tree Servicing mortgage servicing rights with an unpaid principal balance of $25.2 billion. The sales price of the excess servicing spread transaction was $75.4 million.
Concurrently with the first funding of WCO capital commitments, the Company's subsidiary, GTIM, and WCO entered into a management agreement pursuant to which GTIM was appointed the manager of WCO and its subsidiaries and, subject to the supervision and oversight of WCO’s board of directors, provides investment advisory and management services to WCO and administers its business activities and day-to-day operations, including providing the management team of WCO. Pursuant to the management agreement, GTIM is entitled to earn a base management fee and certain performance-based incentive fees. The management agreement has an initial four-year term, with automatic one-year renewal periods;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms "Walter Investment," the "Company," "we," "us," and "our" as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that Annual Report on Form 10-K. Historical results and trends discussed herein and therein may not be indicative of future operations, particularly in light of our recent acquisitions. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, reflect management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors. We use certain acronyms and terms throughout this Quarterly Report on Form 10-Q that are defined under "Glossary of Terms" in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Our website can be found at www.walterinvestment.com. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on “Investor Relations” and then click on "SEC Filings". We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Ethics, our Corporate Governance Guidelines, and charters for our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, and Compliance Committee. In addition, our website includes disclosure relating to certain non-GAAP financial measures (as defined by SEC Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.
From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.walterinvestment.com.
Any information on our website or obtained through our website is not part of this Quarterly Report on Form 10-Q.
Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607, Attn: Investor Relations, telephone (813) 421-7694.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1, “Legal Proceedings,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors,” in Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC.
In particular (but not by way of limitation), the following important factors, risks and uncertainties could affect our future results, performance and achievements and could cause actual results, performance and achievements to differ materially from those expressed in the forward-looking statements:

•
increased scrutiny and potential enforcement actions by federal and state agencies, including a pending investigation by the CFPB and the FTC, the investigation by the Department of Justice and HUD, and the investigations by the state attorneys general working group;

•
uncertainties related to our ability to meet increasing performance and compliance standards, such as those of the National Mortgage Settlement, and reporting obligations and increases to the cost of doing business as a result thereof;

•	uncertainties related to inquiries from government agencies into collection, foreclosure, loss mitigation, bankruptcy, loan servicing transfers and lender-placed insurance practices;

•	uncertainties relating to interest curtailment obligations and any related financial and litigation exposure (including exposure relating to false claims);

•	unexpected losses resulting from pending, threatened or unforeseen litigation, arbitration or other third-party claims against the Company;

•
changes in, and/or more stringent enforcement of, federal, state and local policies, laws and regulations affecting our business, including mortgage and reverse mortgage originations and servicing and lender-placed insurance;

•	loss of our loan servicing, loan origination, insurance agency, and collection agency licenses, or changes to our licensing requirements;

•	our ability to remain qualified as a GSE approved seller, servicer or component servicer, including the ability to continue to comply with the GSEs’ respective loan and selling and servicing guides;

•
the substantial resources (including senior management time and attention) we devote to, and the significant compliance costs we incur in connection with, regulatory compliance and regulatory examinations and inquiries, and any fines, penalties or similar payments we make in connection with resolving such matters;

•	our ability to earn anticipated levels of performance and incentive fees on serviced business;

•
the ability of our customers, under certain circumstances, to terminate our servicing and sub-servicing agreements, including agreements relating to our management and disposition of real estate owned properties for GSEs and investors;

•	a downgrade in our servicer ratings by one or more of the rating agencies that rate us as a residential loan servicer;

•	our ability to satisfy various GSE and other capital requirements applicable to our business;

•
uncertainties relating to the status and future role of GSEs, and the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to programs of GSEs or various regulatory authorities;

•	changes to HAMP, HARP, the HECM program or other similar government programs;

•
uncertainties related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs, delays or moratoria in the future or claims pertaining to past practices;

•
our ability to implement strategic initiatives, particularly as they relate to our ability to raise capital and develop new business, including acquisitions of mortgage servicing rights, the development of our originations business and the implementation of delinquency flow loan servicing programs, all of which are subject to customer demand and various third-party approvals;

•
risks related to our acquisitions, including our ability to successfully integrate large volumes of assets and servicing rights, as well as businesses and platforms, that we have acquired or may acquire in the future into our business, any delay or failure to realize the anticipated benefits we expect to realize from such acquisitions, and our ability to obtain approvals required to acquire and retain servicing rights and other assets in the future;

•
risks related to the financing incurred in connection with past or future acquisitions and operations, including our ability to achieve cash flows sufficient to carry our debt and otherwise comply with the covenants of our debt;

•	risks related to the high amount of leverage we utilize in the operation of our business;

•	our dependence upon third-party funding in order to finance certain of our businesses;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	our ability to successfully develop our loan originations platforms;

•	the occurrence of anticipated growth of the specialty servicing sector and the reverse mortgage sector;

•	local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends in particular;

•	continued uncertainty in the United States home sales market, including both the volume and pricing of sales, due to adverse economic conditions or otherwise;

•	fluctuations in interest rates and levels of mortgage originations and prepayments;

•	changes in regards to the rights and obligations of property owners, mortgagors and tenants;

•	changes in public, client or investor opinion on mortgage origination, loan servicing and debt collection practices;

•
the effect of our risk management strategies, including the management and protection of the personal and private information of our customers and mortgage holders and the protection of our information systems from third-party interference (cyber security);

•	changes in accounting rules and standards, which are highly complex and continuing to evolve in the forward and reverse servicing and originations sectors;

•	the satisfactory maintenance of effective internal control over financial reporting and disclosure controls and procedures;

•	our continued listing on the New York Stock Exchange; and

•	the ability or willingness of Walter Energy, our prior parent, and other counterparties to satisfy material obligations under agreements with us.
All of the above factors, risks and uncertainties are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors, risks and uncertainties emerge from time to time, and it is not possible for our management to predict all such factors, risks and uncertainties.
Although we believe that the assumptions underlying the forward-looking statements (including those relating to our outlook) contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.
Executive Summary
The Company
We are a fee-based services provider to the residential mortgage industry focused primarily on providing servicing for credit-sensitive forward mortgage loans and for reverse mortgage loans. According to Inside Mortgage Finance, at the end of June 2014, we were one of the top 10 mortgage servicers ranked nationally by unpaid principal balance. At June 30, 2014, we serviced approximately 2.3 million mortgage loans with approximately $252.1 billion in unpaid principal balance. Our servicing portfolio significantly expanded throughout 2013 as a result of our servicing asset acquisitions, the most significant of which were our $126.7 billion of bulk portfolio acquisitions from ResCap and BOA in early 2013, and our other bulk and flow servicing asset acquisitions, which contributed an additional $17.4 billion to our servicing portfolio. During the six months ended June 30, 2014, we continued to grow our forward loan portfolio with $37.3 billion of bulk portfolio acquisitions from EverBank and an affiliate of a national bank and $2.3 billion in other acquisitions. During the three months ended June 30, 2014, we grew our asset receivables management business by acquiring a $57.1 million portfolio of charged-off loans, representing a substantial discount to the face value of $3.3 billion. Our business provides servicing to the forward residential loan market for several product types including agency or non-agency and first and second lien and manufactured housing loans. We focus on credit-sensitive residential mortgages, which we define as loans that are delinquent or more operationally intensive to support. We also service higher credit-quality performing forward mortgage loans.
The recent growth of our forward and reverse mortgage originations businesses has diversified our revenue base and offers various sources for replenishing the Company's portfolio of servicing assets. In 2013, we materially expanded our forward mortgage originations business concurrent with the servicing portfolio acquisition from ResCap through the purchase of its capital markets and national originations platforms. During 2013, we originated $15.9 billion of forward loans and of this amount, added $5.9 billion to our servicing portfolio through our correspondent and wholesale lending channels. The majority of the remaining originations supported our recapture and retention activities associated with our existing servicing portfolio. Through our retention and recapture activities, we assist borrowers in refinancing their loans which helps reduce runoff on our existing servicing portfolio. For the six months ended June 30, 2014, we originated $7.9 billion of forward mortgage volume through our consumer lending and correspondent lending channels. The consumer lending channel is comprised of both our retail lending channel and retention channel. In February 2014, we exited activities associated with our mortgage wholesale channel. According to Inside Mortgage Finance, we were one of the top 20 mortgage lenders by volume through the first half of 2014.
Our reverse mortgage originations business originated and purchased $2.7 billion in unpaid principal balance of reverse mortgage volume and issued $2.9 billion in unpaid principal balance of HMBS during 2013. For the six months ended June 30, 2014, we originated and purchased $544.5 million in unpaid principal balance of reverse mortgage volume and issued $774.1 million in unpaid principal balance of HMBS to finance our reverse mortgage originations business.

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
Reverse Mortgage — Our Reverse Mortgage segment consists of operations that purchase and originate HECMs that are securitized, but remain on the consolidated balance sheet as collateral for secured borrowings referred to as HMBS related obligations. This segment also performs servicing for third-party investors in reverse loans and provides other ancillary services for the reverse mortgage market, such as real estate owned property management and disposition.
Asset Receivables Management — Our ARM segment performs collections of post charge-off deficiency balances for itself and on behalf of securitization trusts and third-party asset owners.
Insurance — Our Insurance business segment provides voluntary insurance for residential loan borrowers and lender-placed hazard insurance for investors, if permitted under applicable laws and regulations, as well as other ancillary products, through our insurance agency for a commission.
Loans and Residuals — Our Loans and Residuals segment consists of the assets and liabilities of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned, all of which are associated with forward loans.
Other — Our Other non-reportable segments primarily consist of the assets and liabilities of the Non-Residual Trusts, corporate debt, and our investment management business.
Overview
Our profitability is dependent on our ability to generate fee revenue primarily from our servicing portfolio, as well as our adjacent originations and reverse mortgage businesses. Our Servicing segment revenue is impacted by the size and mix of our capitalized and sub-serviced portfolios and is generated through servicing of mortgage loans for investors. Net servicing revenue and fees includes changes in the fair value of MSRs carried at fair value and the amortization of all other MSRs. Our servicing fee income generation is influenced by the level and timing of MSR trades. Origination gain on sale of loans is impacted by interest rate conditions. Our Originations segment revenue, which is primarily gains on sales of loans, is impacted by the volume of loans sold into the secondary market and, to some degree, the margins earned in our various origination channels. Net gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by new origination volume, draws on existing loans and loan pool pricing. Our Loans and Residuals segment seeks to earn a spread from the interest income we earn on residential loans less the credit losses we incur on these loans and the interest expense we pay on the mortgage-backed debt issued to finance the loans. The net interest margin is significantly influenced by the overall size and mix of our loan portfolio and the cost of funding those assets. Insurance revenues include commissions earned by our insurance agency business and are largely impacted by the size of our servicing portfolio and regulations. Other revenues include origination fees and asset management performance fees relating to investment management of a fund.
Our results of operations are also affected by expenses such as salaries and benefits, occupancy, legal and professional fees, other operating expenses, and interest expense. The impact of recent legislation and related rules regulating the financial services sector resulted in increased legal, consulting and other professional fees. In addition, in the second quarter of 2014, our expenses were impacted by a non-cash goodwill impairment charge. The results of goodwill impairment testing in the second quarter of 2014 indicated that the estimated fair value of our Reverse Mortgage reporting unit goodwill was less than its book value, requiring a $82.3 million non-cash charge to earnings.
We continue to pursue opportunities to bolster our servicing portfolio through acquisitions of servicing rights and subservicing contracts, while also using our originations platform to refinance and retain loans in our current servicing portfolio as well as to generate new loans that are added to the servicing portfolio. Based on our discussions with market sources and potential counterparties, we believe that banking organizations as well as non-bank mortgage origination companies continue to be interested in transferring substantial volumes of servicing rights and responsibilities to high touch servicers such as ourselves. Although during the first six months of 2014 we completed the acquisition of servicing rights related to loans with an unpaid principal balance of $39.7 billion, in the market generally bulk transfers of servicing rights and subservicing responsibilities have slowed during 2014, as the GSEs and federal and state government agencies have been reviewing the industry’s experience over the last several years with large volumes of servicing transfers, increasing their scrutiny of such transfers and, in some cases, delaying or withholding approval of transfers. We expect this environment of enhanced scrutiny to continue for some time, although we expect that the GSEs and regulators will seek to update and clarify transfer guidelines during this year. In the future, we expect that our ability to add to our servicing portfolio through such transfers will depend in part upon whether we can comply with increasingly stringent transfer protocols, demonstrate high levels of compliance with regulatory and contractual servicing standards and meet potentially changing capital requirements. In addition, price competition to procure such transfers is substantial.
Financial Highlights
We recognized a net loss of $12.9 million, or $0.34 per diluted share, for the three months ended June 30, 2014 primarily as a result of a goodwill impairment relating to our Reverse Mortgage segment and a reduction in servicing rights carried at fair value associated with our Servicing segment. We recognized net income of $143.2 million, or $3.75 per diluted share, for the three months ended June 30, 2013. The decrease in net income to a net loss was primarily due to our Servicing and Originations segments which had lower income before taxes of $164.7 million and $81.5 million, respectively, and our Reverse Mortgage segment which had a higher loss before taxes of $76.8 million, partially offset by a lower loss before taxes of $32.9 million relating to our Other non-reportable segment. The decline in income before taxes to a loss before taxes for our Servicing segment was mainly attributable to a reduction in servicing rights carried at fair value as discussed above, a higher provision on advances and larger legal fees. The decline in income before taxes for our Originations segment primarily resulted from lower net gains on sales of loans, which was due mainly to the effect of the reduction in locked volume; a shift in volume from a higher margin retention channel to a lower margin correspondent channel; and reduced fair value of servicing rights included in IRLCs and loans held for sale. The change in mix to a lower margin correspondent channel resulted from a decline in eligible HARP borrowers from a peak in 2013 when we acquired significant servicing portfolios. Since this peak we have had a smaller number of opportunities to originate loans through our retention channel. Our Reverse Mortgage segment experienced an increase in loss before taxes primarily as a result of an impairment of goodwill. Our Other non-reportable segment recorded $34.2 million in asset management performance fees during the current quarter in connection with the investment management of a fund. These fees were collected and earned in connection with the liquidation of the fund’s investments. There were no such fees earned during the comparative prior year period.
We recognized net income of $4.4 million, or $0.12 per diluted share, for the six months ended June 30, 2014 as compared to $171.0 million, or $4.47 per diluted share, for the six months ended June 30, 2013. The decrease in net income was primarily due to our Servicing, Originations and Reverse Mortgage segments which had lower income before taxes of $153.0 million, $95.6 million and $98.7 million, respectively, partially offset by higher income before taxes of $8.9 million and $30.8 million relating to our Insurance segment and Other non-reportable segment, respectively. The decline in income before taxes to a loss before taxes for our Servicing segment was mainly attributable to a reduction in servicing rights carried at fair value, offset partially by higher gross revenues, net of operating expenses, resulting from growth in the servicing portfolio. These revenues included a $13.1 million benefit which resulted from the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract. Our Originations segment experienced lower income before taxes primarily resulting from lower net gains on sales of loans for the reasons addressed above. Our Reverse Mortgage segment had a decline in income before taxes to a loss before taxes mainly as a result of an impairment of goodwill and lower net fair value gains on reverse loans and related HMBS obligations due primarily to a lower volume of new originations, offset partially by a higher volume of securitizations of borrower draws on existing reverse loans. The Insurance segment benefited from higher income before taxes due primarily to an increase in lender-placed insurance policies issued in relation to the 2013 and early 2014 bulk servicing rights acquisitions. Our Other non-reportable segment recorded $34.2 million in asset management performance fees during the current year period as addressed above. Income tax expense declined by $141.5 million primarily due to the decline in income before taxes.
Refer to the Results of Operations and Business Segment Results sections below for further information. Results for our ARM, Insurance and Loans and Residuals segments are included in the Results of Operations section as there has been no material change in these segments period over period.
Adjusted Pre-Tax Earnings and Adjusted EBITDA are financial measures that are not presented in accordance with GAAP. Management believes these financial measures better reflect our business results as they remove the effect of various one-time and non-cash items. For a description of Adjusted Pre-Tax Earnings and Adjusted EBITDA and a reconciliation of our GAAP consolidated income (loss) before taxes to Adjusted Pre-Tax Earnings and Adjusted EBITDA, refer to the Non-GAAP Financial Measures and Business Segment Results sections below.

We recognized Adjusted Pre-Tax Earnings of $114.9 million and $210.0 million for the three and six months ended June 30, 2014, respectively, in comparison to $199.2 million and $295.8 million for the three and six months ended June 30, 2013, respectively. The decrease in Adjusted Pre-Tax Earnings of $84.3 million and $85.8 million for the three and six month periods, respectively, was primarily attributable to the following:

•
Our Servicing segment had lower Adjusted Pre-Tax Earnings of $15.2 million for the three months ended June 30, 2014 as compared to the same period of 2013 resulting primarily from higher expenses, offset partially by increased gross servicing revenues. Adjusted Pre-Tax Earnings was also impacted by reductions in servicing rights fair value driven by changes in market assumptions resulting in a higher realization of expected cash flows which reduced gross servicing revenues.

•
Our Servicing segment had higher Adjusted Pre-Tax Earnings of $17.4 million for the six months ended June 30, 2014 as compared to the same period of 2013 resulting primarily from a larger growth in gross revenues in relation to higher expenses. Adjusted Pre-Tax Earnings was also impacted by a higher realization of cash flows in 2014.

•
Our Originations segment had lower Adjusted Pre-Tax Earnings of $78.0 million and $86.9 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due primarily to reduced net gains on sales of loans. The decline in net gains on sales of loans for the three months ended June 30, 2014 as compared to the same period of 2013 was partially offset by lower expenses related to both lower volume and cost saving initiatives.

•
Our Reverse Mortgage segment had lower Adjusted Pre-Tax Earnings (Loss) of $19.6 million and $40.8 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, resulting primarily from a decline in cash gains on reverse loans mainly as a result of lower new origination volume, partially offset by a higher volume of securitizations of borrower draws on existing reverse loans.

•
Our Other non-reportable segment had lower Adjusted Pre-Tax Losses of $27.5 million and $15.4 million for the three and six months ended June 30, 2014 in comparison to 2013, respectively, primarily due to $34.2 million in asset management performance fees earned during the three months ended June 30, 2014 in connection with investment management of a fund as discussed above, offset partially by higher interest expense on corporate debt of $6.3 million and $17.5 million during the three and six months ended June 30, 2014 in comparison to 2013, respectively.

Adjusted EBITDA was $199.4 million and $367.2 million for the three and six months ended June 30, 2014, respectively, in comparison to $262.1 million and $402.1 million for the three and six months ended June 30, 2013, respectively. The decrease in Adjusted EBITDA of $62.7 million and $34.9 million for the three and six month periods, respectively, was primarily attributable to the following:

•
Our Servicing segment had lower Adjusted EBITDA of $2.9 million for the three months ended June 30, 2014 as compared to the same period of 2013 resulting primarily from higher expenses, offset partially by increased gross servicing revenues as discussed above.

•
Our Servicing segment had higher Adjusted EBITDA of $45.7 million for the six months ended June 30, 2014 as compared to the same period of 2013, resulting primarily from a larger growth in gross revenues in relation to higher expenses.

•	Our Originations segment had lower Adjusted EBITDA of $80.0 million and $86.1 million due primarily to the same factors as described above for Adjusted Pre-Tax Earnings.

•	Our Reverse Mortgage segment had lower Adjusted EBITDA of $19.4 million and $40.4 million due primarily to the same factors as described above for Adjusted Pre-Tax Earnings (Loss).

•
Our Other non-reportable segment had higher Adjusted EBITDA of $33.8 million and $32.7 million due primarily to $34.2 million in asset management performance fees earned during the three months ended June 30, 2014 in connection with investment management of a fund as discussed above.

Our cash flows used in operating activities were $73.8 million during the six months ended June 30, 2014. We finished the six months ended June 30, 2014 with $303.3 million in cash and cash equivalents. Our operating cash flows increased by $2.0 billion during the six months ended June 30, 2014 as compared to the same period in 2013 primarily as a result of a higher volume of loans sold in relation to originated loans. In the prior year period the business substantially ramped up operations with the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and the correspondent lending business from Ally Bank on March 1, 2013, therefore loan originations were significantly larger than volume sold. In the current year period, the relationship of loan production to volume sold normalized. In addition, during the current year period, the growth of our servicing portfolio required the use of funds for servicer and protective advances which required $84.5 million of cash.

Recent Developments
Walter Capital Opportunity Corp.
In April 2014, we entered into an agreement pursuant to which we agreed to invest in WCO, a company formed to invest in WCO Target Assets, which include excess servicing spread related to MSRs, forward MSRs, forward and reverse residential whole loans, reverse MSRs (to the extent available and consistent with the real estate investment trust rules), agency mortgage backed securities and other real estate related securities and related derivatives.
We initiated the establishment of WCO (i) to facilitate our transition toward a business model in which, where appropriate and feasible, we sub-service and manage mortgage-related assets owned by third parties rather than by us, and (ii) to grow our investment management business. Although WCO is not obligated to utilize us to service its assets, we anticipate that we will have the opportunity to service some or all of such assets, subject to us and WCO agreeing on the terms of any such servicing arrangements.
We committed to invest up to $20 million in WCO, received warrants to purchase additional WCO equity and are entitled to future grants of additional warrants to purchase WCO equity. In addition, certain investment funds managed by York committed to invest up to an aggregate of $200 million in WCO and are entitled to future grants of warrants to purchase WCO equity in the future.
On July 1, 2014, the date of initial funding of WCO, we funded approximately $7.1 million of our total capital commitment while the investment funds managed by York funded approximately $70.7 million of their aggregate capital commitments. WCO used approximately $75.4 million of the total capital commitments drawn in order to fund its acquisition from our subsidiary, Green Tree Servicing, of the right to receive excess servicing spread consisting of approximately 70% of the excess cash flow, after receipt by Green Tree Servicing of a base servicing fee, generated from MSRs associated with a pool of conforming residential mortgage loans in Fannie Mae pools with a total unpaid principal balance of approximately $25.2 billion as of May 31, 2014.
Concurrently with the first funding of WCO capital commitments:

1.
our subsidiary, GTIM, and WCO entered into a management agreement pursuant to which GTIM was appointed the manager of WCO and its subsidiaries and, subject to the supervision and oversight of WCO’s board of directors, provides investment advisory and management services to WCO and administers its business activities and day-to-day operations, including providing the management team of WCO. Pursuant to the management agreement, GTIM is entitled to earn a base management fee and certain performance-based incentive fees. The management agreement has an initial four-year term, with automatic one-year renewal periods;

2.
we, one of our subsidiaries and WCO entered into a contribution agreement pursuant to which our subsidiary will contribute to WCO 100% of the equity in Marix, an entity currently holding certain state licenses to own MSRs, upon the receipt of certain change of control notifications or consents by or from applicable state licensing authorities. In exchange for such contribution we will receive equity in WCO, and once such entity has obtained the applicable GSE or Ginnie Mae approval necessary to own MSRs and has completed its first MSR acquisition as an indirect subsidiary of WCO, we will receive additional equity in WCO. The purpose of this contribution agreement is to enable WCO to acquire MSRs; and

3.
we and certain of our subsidiaries entered into various other ancillary agreements with WCO pursuant to which, among other things, WCO has the right to make the first offer to purchase certain servicing rights on our flow production and certain excess servicing spread created by us.

Regulatory Developments
The financial crisis in general, and the related tumult in the residential mortgage market in particular, have placed our industry under increased scrutiny by federal and state regulators over the past few years. We expect this scrutiny to continue. Rules, regulations and practices that have been in place for many years may be changed, and new rules and regulations have been, and may continue to be, introduced in order to address real and perceived problems in our industry. We expect to incur ongoing operational and system costs in order to comply with these rules and regulations.
Servicing Segment
In its 2014 Annual Report, approved on May 7, 2014, the Financial Stability Oversight Council recommended that state regulators work together with each other, the CFPB and the FHFA, as appropriate, to collaborate on prudential and corporate governance standards to strengthen nonbank mortgage servicing companies. It is unclear what, if any, additional regulations or requirements may be imposed on us as a result of this recommendation, or how any such additional regulations or requirements may impact our business.
In an Audit Report dated July 1, 2014 entitled “FHFA Actions to Manage Enterprise Risks from Nonbank Servicers Specializing in Troubled Mortgages,” the Office of Inspector General of the FHFA recommended that the FHFA (i) issue guidance to Fannie Mae and

Freddie Mac on the risk management process that should be employed to identify and mitigate risks related to nonperformance by nonbank special servicers under their contracts with Fannie Mae and Freddie Mac, and (ii) develop a comprehensive, formal framework to mitigate the risks nonbank special servicers pose to Fannie Mae and Freddie Mac that includes routine FHFA examinations, reviews by Fannie Mae and Freddie Mac and capacity testing before acquisition of servicing rights to ensure such servicers can continue to fulfill their servicing requirements.
The FHFA agreed with the first recommendation and expects to issue the recommended guidance by December 1, 2014. The FHFA partially agreed with the second recommendation, and in response thereto (i) issued Advisory Bulletin, 2014-06, Mortgage Servicing Transfers, on June 11, 2014, which communicated supervisory expectations for risk management practices in conjunction with the sale and transfer of MSRs or the transfer of the operational responsibilities of servicing mortgage loans owned or guaranteed by Fannie Mae or Freddie Mac, and (ii) stated it will assess the policies and procedures of Fannie Mae and Freddie Mac relating to the identification and management of risks posed by nonbank special servicers, and document such examination work by April 30, 2015. It is unclear what impact, if any, the actions taken by, or to be taken by, the FHFA in response to the Audit Report will have on our ability to acquire servicing rights to loans guaranteed by Fannie Mae and Freddie Mac or our business generally.
Insurance Segment
On December 18, 2013, Fannie Mae and Freddie Mac announced that effective June 1, 2014 mortgage servicers and their affiliates may not receive commissions or other forms of compensation in connection with lender-placed insurance on GSE loans. Since its June 1, 2014 effective date, this prohibition has had, and is expected to continue to have, a negative effect on the revenues and cash flows of our Insurance segment.
In an Evaluation Report dated June 25, 2014 entitled “FHFA’s Oversight of the Enterprises’ Lender-Placed Insurance Costs,” the Office of Inspector General of the FHFA recommended that the FHFA assess the merits of litigation by Fannie Mae and Freddie Mac against their servicers and lender-placed insurance providers to remedy potential damages relating to historical lender-placed insurance practices, and to take appropriate action in this regard. The FHFA accepted the recommendation, and the FHFA Office of General Counsel plans to complete a litigation assessment by June 2015. Should this litigation assessment lead to the FHFA, Fannie Mae and/or Freddie Mac taking legal action against servicers and/or their lender-placed insurance providers, such result could have a negative effect on our business.
Due to these and other recent regulatory developments surrounding lender-placed insurance policies, we expect our sales commissions related to lender-placed insurance policies to decrease significantly during 2014. We have considered this commission reduction in our quantitative goodwill impairment test performed as of October 31, 2013; however, if the reduction is larger than anticipated, goodwill allocated to the Insurance segment could be impaired at a future date. The Insurance segment had $4.4 million of goodwill at June 30, 2014.
Additional Information
See our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information about the regulatory framework under which we operate.

Results of Operations — Comparison of Consolidated Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013
Our consolidated results of operations are provided below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
REVENUES
Net servicing revenue and fees	$140,976	$257,306	$(116,330)	$313,768	$394,315	$(80,547)
Net gains on sales of loans	144,611	235,949	(91,338)	248,645	314,394	(65,749)
Interest income on loans	34,218	36,796	(2,578)	68,640	73,694	(5,054)
Net fair value gains on reverse loans and related HMBS obligations	26,936	26,731	205	44,172	63,519	(19,347)
Insurance revenue	19,806	18,050	1,756	43,194	35,584	7,610
Other revenues	47,166	21,132	26,034	65,242	28,987	36,255
Total revenues	413,713	595,964	(182,251)	783,661	910,493	(126,832)

EXPENSES
Salaries and benefits	145,502	145,282	220	281,399	252,015	29,384
General and administrative	142,341	125,712	16,629	251,206	213,152	38,054
Interest expense	74,690	68,290	6,400	149,539	122,432	27,107
Depreciation and amortization	18,391	17,614	777	37,035	33,947	3,088
Goodwill impairment	82,269	—	82,269	82,269	—	82,269
Other expenses, net	3,978	2,151	1,827	4,203	4,247	(44)
Total expenses	467,171	359,049	108,122	805,651	625,793	179,858

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	1,532	1,656	(124)	(971)	395	(1,366)
Total other gains (losses)	1,532	1,656	(124)	(971)	395	(1,366)

Income (loss) before income taxes	(51,926)	238,571	(290,497)	(22,961)	285,095	(308,056)
Income tax expense (benefit)	(38,997)	95,339	(134,336)	(27,409)	114,114	(141,523)
Net income (loss)	$(12,929)	$143,232	$(156,161)	$4,448	$170,981	$(166,533)

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Servicing fees	$173,147	$143,473	$29,674	$339,180	$263,345	$75,835
Incentive and performance fees	41,482	41,379	103	84,339	75,104	9,235
Ancillary and other fees	20,087	18,586	1,501	42,740	34,397	8,343
Servicing revenue and fees	234,716	203,438	31,278	466,259	372,846	93,413
Changes in valuation inputs or other assumptions (1)	(43,376)	93,311	(136,687)	(68,994)	89,331	(158,325)
Other changes in fair value (2)	(40,176)	(28,234)	(11,942)	(62,192)	(45,329)	(16,863)
Change in fair value of servicing rights	(83,552)	65,077	(148,629)	(131,186)	44,002	(175,188)
Amortization of servicing rights	(10,188)	(11,209)	1,021	(21,305)	(22,533)	1,228
Net servicing revenue and fees	$140,976	$257,306	$(116,330)	$313,768	$394,315	$(80,547)
_______

(1)	Represents the net change in the servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the net change in the servicing rights carried at fair value due to the realization of expected cash flows over time.
We recognize servicing revenue and fees on servicing performed for third parties in which we either own the servicing rights or act as sub-servicer. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us, and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans held by consolidated VIEs for which the related residential loans and real estate owned have been recognized on our consolidated balance sheets, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation. Servicing revenue and fees are adjusted for the amortization of servicing rights carried at amortized cost and the changes in fair value of servicing rights carried at fair value.
Servicing revenue and fees increased $31.3 million and $93.4 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, primarily due to growth in the third-party servicing portfolio unpaid principal balance period over period, resulting primarily from bulk MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by normal run-off of the servicing portfolio. The unfavorable change in fair value of servicing rights of $148.6 million and $175.2 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, is related to our risk-managed class of servicing rights established on January 1, 2013. Refer to additional information on this change in fair value in the Servicing segment section of our Business Segment Results below.
A summary of third-party net servicing revenue and fees by segment is provided below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Servicing	$121,648	$239,687	$(118,039)	$277,909	$359,965	$(82,056)
Reverse Mortgage	8,777	6,624	2,153	16,387	13,372	3,015
Asset Receivables Management	10,551	10,995	(444)	19,472	20,978	(1,506)
Third-party net servicing revenue and fees	$140,976	$257,306	$(116,330)	$313,768	$394,315	$(80,547)
The decrease in third-party net servicing revenue and fees in the Asset Receivables Management segment was due primarily to a decrease in recovery income due to lower gross collections. Refer to additional information on net servicing revenue and fees for the Servicing and Reverse Mortgage segments in Business Segment Results section below.

Net Gains on Sales of Loans
Net gains on sales of loans consists of gains on sales of loans held for sale, fair value adjustments on loans held for sale, IRLCs and related freestanding derivatives, and a provision for the repurchase of loans. Net gains on sales of loans decreased $91.3 million and $65.7 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due primarily to the effect of the change in locked volume; a shift in volume from a higher margin retention channel to a lower margin correspondent channel; and reduced fair value of servicing rights included in IRLCs and loans held for sale.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered forward loans, both of which are accounted for at amortized cost. Interest income decreased $2.6 million and $5.1 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, primarily due to a decrease in the related average residential loan balances outstanding.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Residential loans at amortized cost
Interest income	$34,218	$36,796	$(2,578)	$68,640	$73,694	$(5,054)
Average balance (1)	1,381,806	1,475,445	(93,639)	1,390,934	1,487,215	(96,281)
Annualized average yield	9.91%	9.98%	(0.07)%	9.87%	9.91%	(0.04)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning and end of each quarter during the period.
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Net fair value gains on reverse loans and related HMBS obligations includes the contractual interest income earned on reverse loans, including those not yet securitized or bought out of securitization pools, net of interest expense on HMBS related obligations and the change in fair value of these assets and liabilities. The net contractual interest approximates our servicing fees. Included in the change in fair value are gains due to loan originations, which include draws on reverse loans where the borrower has additional borrowing capacity. These gains result from the pricing of an aggregated pool of loans exceeding the cost of the origination or acquisition of the loan as well as changes in fair value resulting from changes to market pricing on newly originated HECMs and HMBS. No gain or loss is recognized upon securitization of reverse loans as these transactions are accounted for as secured borrowings. Refer to the Business Segment Results section below for additional information including a detailed breakout of the components of net fair value gains on reverse loans and related HMBS obligations.
Net contractual interest declined by $0.2 million and $1.5 million during the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due primarily to an increase in due and payable reverse loans which have a lower interest rate than those loans that are active. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value decreased by $22.4 million and $39.5 million during the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, primarily as a result of lower new origination volume, partially offset by a higher volume of securitizations of borrower draws on existing reverse loans. Total securitization volume for the six months ended June 30, 2014 as compared to the same period of 2013 declined by 55%. Non-cash fair value gains included in the change in fair value increased by $22.8 million and $21.7 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due to the change in market pricing for newly securitized HECMs and HMBS.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue increased $1.8 million and $7.6 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due primarily to an increase in lender-placed insurance policies issued in relation to the 2013 and early 2014 bulk servicing right acquisitions, partially offset by run-off of policies previously in-force and a decrease in commissions related to lender-placed insurance policies resulting from regulatory changes as addressed below.

Due to recent regulatory developments surrounding lender-placed insurance policies that became effective in June 2014, our sales commissions related to lender-placed insurance policies began to decrease in June 2014. We are actively looking at alternatives to preserve or replace the value of the revenue streams in our insurance business. However, there is no assurance that our efforts will be successful in preserving or replacing any affected revenue streams or otherwise preserving for our shareholders all or any part of our lender-placed insurance business.
Other Revenues
Other revenues consist primarily of asset management performance fees, origination fee income, income associated with our beneficial interest in a servicing asset, and changes in fair value of our charged-off loans. Other revenues increased $26.0 million for the three months ended June 30, 2014 as compared to the same period of 2013 due primarily to $34.2 million in asset management performance fees collected and earned by our Other non-reportable segment in connection with the investment management of a fund. Theses fees were earned in connection with the liquidation of the fund’s investments during the current period and are based on the fund exceeding pre-defined thresholds. These fees are recorded when the fund is terminated or when the likelihood of claw-back is improbable. The increase in asset management performance fees was partially offset by $10.1 million in lower origination fee income resulting from lower fees charged to borrowers for refinancing loans. Origination fee income was $6.8 million and $16.9 million for the three months ended June 30, 2014 and 2013, respectively.
Other revenues increased $36.3 million for the six months ended June 30, 2014 as compared to the same period of 2013 due primarily to $34.2 million in asset management performance fees as discussed above, and $7.5 million in income for our beneficial interest that did not exist in the prior year period, partially offset by $7.9 million in lower origination fee income resulting from lower fees charged to borrowers for refinancing loans. Origination fee income was $12.7 million and $20.6 million for the six months ended June 30, 2014 and 2013, respectively.
Salaries and Benefits
Salaries and benefits expense remained relatively flat during the three months ended June 30, 2014 as compared to the same period of 2013. Salaries and benefits increased $29.4 million for the six months ended June 30, 2014 as compared to the same period of 2013 primarily due to employees acquired in connection with our recent acquisitions and hiring to support the growth of our business. Headcount increased by approximately 400 full-time employees from approximately 6,200 at June 30, 2013 to approximately 6,600 at June 30, 2014.
General and Administrative
General and administrative expenses increased $16.6 million for the three months ended June 30, 2014 as compared to the same period of 2013 due mainly to higher direct expenses of $26.8 million in our Servicing segment, partially offset by lower direct expenses of $7.4 million in our Originations segment. Our Servicing segment had additional costs associated with growth in the servicing portfolio, including a higher provision on advances of $15.0 million during the three months ended June 30, 2014 as compared to the same period of 2013, resulting from a higher level of advances. In addition, our Servicing segment had $13.7 million in higher legal fees due to litigation and regulatory matters. Our Origination segment had lower expenses due primarily to the decline in funded volume and the management of expenses to align with the scope and scale of current operations.
General and administrative expenses increased $38.1 million for the six months ended June 30, 2014 as compared to the same period of 2013 due primarily to higher direct expenses in our Servicing and Originations segments of $38.1 million and $8.2 million, respectively, offset by lower direct costs in our Other non-reportable segment of $8.7 million. Our Servicing segment had additional costs associated with growth in the servicing portfolio, including a higher provision on advances of $21.3 million during the six months ended June 30, 2014 as compared to the same period of 2013, resulting from a higher level of advances. In addition, there were $16.4 million in higher legal fees due to litigation and regulatory matters. Our Originations segment had larger expenses primarily as a result of the ramp-up in business following the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and the correspondent lending business from Ally Bank on March 1, 2013. Our Other non-reportable segment experienced a decline in expenses due to debt issuance costs incurred in the prior year for debt financing transactions. These expenses were not incurred in the current year.
Interest Expense
We incur interest expense on our corporate debt, mortgage-backed debt issued by the Residual Trusts, master repurchase agreements and servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense increased $6.4 million and $27.1 million for the three and six months ended June 30, 2014, as compared to the same periods of 2013, respectively, due primarily to corporate debt transactions throughout 2013, which included incremental borrowings under our 2012 Term Loan and related subsequent refinancing activities under our 2013 Term Loan and the issuance of our Senior Notes. The increase in the average balance of our corporate debt was partially offset by a decrease in the average rate during the three and six months ended

June 30, 2014 as compared to the same periods of 2013 as a result of corporate debt activities addressed above. These financing transactions resulted in a lower cost of debt. In addition, interest expense increased as a result of higher average balances of servicing advance liabilities, which are utilized to finance servicer and protective advances, due to our growing servicing business. For the three months ended June 30, 2014, these increases were partially offset by a decrease in interest expense related to master repurchase agreements as a result of lower average outstanding balances and a lower average interest rate. The average balance of master repurchase agreements, which are utilized to fund purchases and originations of forward and reverse loans, decreased as a result of a decrease in funded loan originations during the second quarter of 2014. Refer to additional information on our corporate debt activity within the Liquidity and Capital Resources section below.
Provided below is a summary of the average balances of our debt, mortgage-backed debt of the Residual Trusts, and servicing advance liabilities, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Corporate debt (1)
Interest expense	$36,836	$30,567	$6,269	$73,319	$55,785	$17,534
Average balance	2,272,029	1,744,319	527,710	2,272,642	1,592,046	680,596
Annualized average rate	6.49%	7.01%	(0.52)%	6.45%	7.01%	(0.56)%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$19,860	$21,800	$(1,940)	$40,163	$44,096	$(3,933)
Average balance	1,164,344	1,273,822	(109,478)	1,177,257	1,287,696	(110,439)
Annualized average rate	6.82%	6.85%	(0.03)%	6.82%	6.85%	(0.03)%

Servicing advance liabilities (3)
Interest expense	$10,599	$5,166	$5,433	$20,980	$7,576	$13,404
Average balance	997,350	435,183	562,167	985,991	324,920	661,071
Annualized average rate	4.25%	4.75%	(0.50)%	4.26%	4.66%	(0.40)%

Master repurchase agreements (4)
Interest expense	$7,395	$10,757	$(3,362)	$15,077	$14,975	$102
Average balance	874,708	1,048,023	(173,315)	852,499	700,616	151,883
Annualized average rate	3.38%	4.11%	(0.73)%	3.54%	4.27%	(0.73)%
__________

(1)	Corporate debt includes our secured term loans, Senior Notes, and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Mortgage-backed debt of the Residual Trusts is held by our Loans and Residuals segment.

(3)	Servicing advance liabilities are held by the Servicing segment.

(4)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.
Depreciation and Amortization
Depreciation and amortization expense consists of amortization of intangible assets other than goodwill and depreciation and amortization of premises and equipment including amortization of capitalized software. Depreciation and amortization increased $0.8 million and $3.1 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, primarily as a result of the acquisition of premises and equipment, partially offset by a decline in amortization of intangible assets acquired in conjunction with the acquisition of Green Tree on July 1, 2011. Certain of these intangible assets are now fully amortized.
Goodwill Impairment
We incurred a $82.3 million impairment charge as a result of a goodwill evaluation performed in the second quarter of 2014. The evaluation indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill was less than its book value, therefore requiring the impairment charge. Refer to Note 12 in our Notes to the Consolidated Financial Statements for further discussion.
Other Expenses, Net
Included in other expenses, net is the provision for loan losses on our residential loan portfolio accounted for at amortized cost, real estate owned expenses, net and claims expense. The provision for loan losses increased by $1.4 million for the three months ended June 30, 2014 as compared to the same period of 2013 primarily due to a $1.6 million decrease in the allowance for loan losses requirement for the three months ended June 30, 2013 resulting from severity improvements realized during that quarter. The allowance for loan losses requirement for the three months ended June 30, 2014 was generally flat compared to the beginning of the quarter due to stabilized loss severities.
The provision for loan losses decreased $1.3 million for the six months ended June 30, 2014 as compared to the same period of 2013 primarily due to reduced charge-offs which have resulted from lower loss severities, which improved throughout 2013 and continued into 2014 from higher average home selling prices in our markets, and a decrease in the default frequency rate used to calculate the allowance for loan losses based on favorable foreclosure trends.
Other Net Fair Value Gains (Losses)
Other net fair value gains (losses) consists primarily of fair value gains and losses on the Non-Residual Trust assets and liabilities and fluctuates generally based on changes in LIBOR rates. In addition, we had an increase in the estimated liability for a contingent earn-out payment related to the acquisition of S1L of $1.1 million and $4.8 million during the three and six months ended June 30, 2013, respectively.
Income Tax Expense (Benefit)
Income tax expense (benefit) decreased $134.3 million and $141.5 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due primarily to the impairment of goodwill and the decrease in income before income taxes to a loss before income taxes. During the three months ended June 30, 2014, we recorded an impairment of goodwill related to the Reverse Mortgage reporting unit. This goodwill is not deductible for tax and as such, no tax benefit was recorded for this impairment. For the second quarter of 2014, we calculated the tax benefit related to loss before income taxes for the six months ended June 30, 2014 based on its estimated annual effective tax rate which takes into account all expected ordinary activity for the 2014 year. Due to the significant nature of the non-deductible expense related to the impairment of goodwill compared to expected ordinary income for the year ended December 31, 2014, our estimated annual effective tax rate for the year is approximately 119%. This effective tax rate differs from the statutory rate of 35% primarily as a result of the non-deductible goodwill impairment as well as the impact of state taxes. As we report income tax expense (benefit) on an interim basis using an estimated annual effective tax rate, the expected tax rate for the remainder of 2014 is anticipated to approximate the effective tax rate for the six months ended June 30, 2014 of 119%.
Financial Condition — Comparison of Consolidated Financial Condition at June 30, 2014 to December 31, 2013
Our total assets and total liabilities increased $998.4 million and $980.2 million, respectively, at June 30, 2014 as compared to December 31, 2013.

•	Residential loans at fair value increased by $927.0 million primarily as a result of reverse loan purchases and originations and, to a lesser extent, forward loan purchases and originations.

•
Servicing rights increased by $343.6 million due primarily to $398.0 million in MSR portfolio acquisitions, which included servicing rights from EverBank and an affiliate of a national bank which were recorded upon receipt of investor approval during the current period, and $98.2 million in servicing rights capitalized upon sales of loans with servicing retained, partially offset by a $131.2 million unfavorable change in fair value of servicing rights carried at fair value.

•
Servicer and protective advances increased by $214.5 million primarily as a result of advances acquired in conjunction with the acquisitions of servicing rights from EverBank and an affiliate of a national bank as discussed above as well as other growth in the servicing portfolio.

•
Goodwill at June 30, 2014 was $575.5 million as compared to $657.7 million at December 31, 2013. The decrease was driven by a $82.3 million second quarter 2014 non-cash impairment charge to the asset carrying value. The impairment testing is performed on each of our reporting units on an annual basis, or more often if events or circumstances indicate that there may be impairment. At June 30, 2014, our analysis indicated impairment in the Reverse Mortgage reporting unit’s goodwill, therefore resulting in the goodwill impairment charge. The primary cause of the goodwill impairment in the Reverse Mortgage reporting unit was the decline in the estimated fair value of the unit as a result of recent regulatory developments and reverse mortgage product changes including the deferral of cash flows to future periods as a result of those product changes, changes in servicing protocols to meet regulatory requirements and other changes negatively impacting the operating results of the Reverse Mortgage segment. We have revised our strategy and approach to the market as a result of these changes. Refer to Note 12 in the Notes to Consolidated Financial Statements for further discussion.

•
Payables and accrued liabilities increased by $128.1 million primarily as a result of payables for servicing rights and related advances as we received GSE investor approvals to transfer servicing from EverBank and an affiliate of a national bank as discussed above.

•	HMBS related obligations increased by $819.9 million, which is an offset to the increase in reverse loans at fair value resulting from the securitization of these loans.
Non-GAAP Financial Measures
We manage our Company in six reportable segments: Servicing, Originations, Reverse Mortgage, ARM, Insurance and Loans and Residuals. We measure the performance of our business segments through the following measures: income (loss) before income taxes, Adjusted Pre-Tax Earnings, and Adjusted EBITDA. Management considers Adjusted Pre-Tax Earnings and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of our business segments and of the Company as a whole, as well as for allocating capital resources to our segments. Adjusted Pre-Tax Earnings and Adjusted EBITDA are utilized to assess the underlying operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Adjusted Pre-Tax Earnings and Adjusted EBITDA are not presentations made in accordance with GAAP and our use of these terms may vary from other companies in our industry.
Adjusted Pre-Tax Earnings is a metric that is used by management as a supplemental metric to evaluate our Company’s underlying key drivers and operating performance of the business. Adjusted Pre-Tax Earnings is defined as net income (loss) before income taxes plus certain depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions, or step-up depreciation and amortization, transaction and integration costs, share-based compensation expense, non-cash interest expense, the net impact of the Non-Residual Trusts, fair value to cash adjustments for reverse loans, and certain other cash and non-cash adjustments, primarily including severance expense and certain other non-recurring start-up costs. Adjusted Pre-Tax Earnings excludes unrealized changes in fair value of MSRs that are based on projections of expected future cash flows and prepayments. Adjusted Pre-Tax Earnings includes both cash and non-cash gains from forward mortgage origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Pre-Tax Earnings includes cash generated from reverse mortgage origination activities. Adjusted Pre-Tax Earnings may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.
Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as net income (loss) before income taxes, depreciation and amortization, interest expense on corporate debt, transaction and integration related costs, the net impact of the Non-Residual Trusts and certain other cash and non-cash adjustments primarily including severance expense, the net provision for the repurchase of loans sold and certain other non-recurring start-up costs. Adjusted EBITDA includes both cash and non-cash gains from forward mortgage origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.
Adjusted Pre-Tax Earnings and Adjusted EBITDA should not be considered as alternatives to (1) net income (loss) or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Adjusted Pre-Tax Earnings and Adjusted EBITDA have important limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Some of the limitations are:

•	Adjusted Pre-Tax Earnings and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures or contractual commitments;

•	Adjusted Pre-Tax Earnings and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Pre-Tax Earnings and Adjusted EBITDA do not reflect certain tax payments that may represent reductions in cash available to us;

•	Adjusted Pre-Tax Earnings and Adjusted EBITDA do not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•
Adjusted Pre-Tax Earnings and Adjusted EBITDA do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our corporate debt, although they do reflect interest expense associated with our master repurchase agreements, mortgage-backed debt, and HMBS related obligations;

•	Adjusted Pre-Tax Earnings and Adjusted EBITDA do not reflect non-cash compensation which is and will remain a key element of our overall long-term incentive compensation package; and

•	Adjusted Pre-Tax Earnings and Adjusted EBITDA do not reflect the change in fair value of servicing rights due to changes in valuation inputs or other assumptions.
Because of these limitations, Adjusted Pre-Tax Earnings and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted Pre-Tax Earnings and Adjusted EBITDA only as supplements. Users of our financial statements are cautioned not to place undue reliance on Adjusted Pre-Tax Earnings and Adjusted EBITDA.
The following tables reconcile Adjusted Pre-Tax Earnings and Adjusted EBITDA to income (loss) before income taxes, which we consider to be the most directly comparable GAAP financial measure to Adjusted Pre-Tax Earnings and Adjusted EBITDA (in thousands):
Adjusted Pre-Tax Earnings

For the Six Months Ended June 30, 2014
Loss before income taxes	$(22,961)
Adjustments:
Change in fair value of servicing rights due to changes in valuation inputs or other assumptions	68,994
Step-up depreciation and amortization (1)	39,377
Litigation and regulatory matters (2)	13,192
Goodwill impairment	82,269
Share-based compensation expense	8,301
Non-cash interest expense	7,349
Transaction and integration costs (3)	5,057
Net impact of Non-Residual Trusts (4)	3,434
Fair value to cash adjustment for reverse loans (5)	(1,222)
Other (6)	6,190
Sub-total	232,941
Adjusted Pre-Tax Earnings	$209,980
_________

(1)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(2)	Represents accruals for probable losses and cost of external advisors related to certain significant litigation and regulatory matters that are not considered ordinary course of business.

(3)	Represents legal and professional expenses associated with our acquisitions and potential future growth initiatives.
(4) Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans.

(5)	Represents the non-cash fair value adjustments to arrive at cash generated from reverse mortgage origination activities.
(6) Represents other cash and non-cash adjustments primarily including severance expense and non-recurring charges such as costs to exit the mortgage wholesale channel acquired from Ally Bank in 2013.

Adjusted EBITDA

For the Six Months Ended June 30, 2014
Loss before income taxes	$(22,961)
Adjustments:
Amortization and fair value adjustments of servicing rights	152,491
Interest expense on debt	75,956
Depreciation and amortization	37,035
Litigation and regulatory matters (1)	13,192
Goodwill impairment	82,269
Servicing fee economics (2)	9,750
Share-based compensation expense	8,301
Non-cash interest income	(7,940)
Residual Trusts cash flows (3)	5,390
Transaction and integration costs (4)	5,057
Net impact of Non-Residual Trusts (5)	3,434
Fair value to cash adjustment for reverse loans (6)	(1,222)
Provision for loan losses	517
Other (7)	5,928
Sub-total	390,158
Adjusted EBITDA	$367,197
_________

(1)	Represents accruals for probable losses and cost of external advisors related to certain significant litigation and regulatory matters that are not considered ordinary course of business.

(2)	Represents economics received on MSRs associated with EverBank and those acquired from an affiliate of a large national bank.
(3) Represents cash flows in excess of overcollateralization requirements that have been released to us from the Residual Trusts.
(4) Represents legal and professional expenses associated with our acquisitions and potential future growth initiatives.
(5) Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans.

(6)	Represents the non-cash fair value adjustments to arrive at cash generated from reverse mortgage origination activities.

(7)
Represents other cash and non-cash adjustments primarily including the net provision for the repurchase of loans sold, severance expense and non-recurring charges such as costs to exit the mortgage wholesale channel acquired from Ally Bank in 2013.

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
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses and amounts to eliminate intercompany transactions between segments as other activity. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes, refer to Note 21 in the Notes to Consolidated Financial Statements. Refer below for further information on results of operations for our Servicing, Originations and Reverse Mortgage segments. Results for our ARM, Insurance and Loans and Residuals segments are included in the Results of Operations section as there has been no material change in these segments period over period.

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Pre-Tax Earnings (Loss) and Adjusted EBITDA
Provided below is a reconciliation of our consolidated income (loss) before income taxes under GAAP to our Adjusted Pre-Tax Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other (1)	Total Consolidated
Income (loss) before income taxes	$(51,551)	$64,346	$(86,631)	$4,826	$10,943	$7,469	$(1,328)	$(51,926)

Adjusted Pre-Tax Earnings (Loss) adjustments
Goodwill impairment	—	—	82,269	—	—	—	—	82,269
Change in fair value of servicing rights due to changes in valuation inputs or other assumptions	43,376	—	—	—	—	—	—	43,376
Step-up depreciation and amortization	4,965	2,443	1,781	1,006	1,130	—	7	11,332
Step-up amortization of sub-servicing rights	7,682	—	—	—	—	—	—	7,682
Litigation and regulatory matters	13,192	—	—	—	—	—	—	13,192
Fair value to cash adjustment for reverse loans	—	—	(5,883)	—	—	—	—	(5,883)
Share-based compensation expense	2,370	1,157	829	88	382	—	(18)	4,808
Non-cash interest expense	168	—	—	—	—	1,472	2,399	4,039
Transaction and integration costs	752	—	3,500	56	—	—	(781)	3,527
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(701)	(701)
Other	—	2,797	407	—	—	—	7	3,211
Total adjustments	72,505	6,397	82,903	1,150	1,512	1,472	913	166,852
Adjusted Pre-Tax Earnings (Loss)	20,954	70,743	(3,728)	5,976	12,455	8,941	(415)	114,926

Adjusted EBITDA adjustments
Amortization and other fair value adjustments of servicing rights	41,989	—	693	—	—	—	—	42,682
Interest expense on debt	19	—	8	—	—	—	34,410	34,437
Depreciation and amortization	4,014	2,314	521	207	—	—	3	7,059
Non-cash interest income	(270)	—	(32)	—	—	(3,651)	—	(3,953)
Residual Trusts cash flows	—	—	—	—	—	3,820	—	3,820
Provision for loan losses	—	—	—	—	—	1,521	—	1,521
Other	726	(1,292)	(14)	5	5	(444)	(82)	(1,096)
Total adjustments	46,478	1,022	1,176	212	5	1,246	34,331	84,470
Adjusted EBITDA	$67,432	$71,765	$(2,552)	$6,188	$12,460	$10,187	$33,916	$199,396
__________

(1)
Our Other non-reportable segment includes $34.2 million in asset management performance fees collected and earned in connection with the investment management of a fund. Refer to Note 2 in our Notes to the Consolidated Financial Statements for additional information on this transaction.

	For the Six Months Ended June 30, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other (1)	Total Consolidated
Income (loss) before income taxes	$(17,780)	$84,556	$(96,431)	$7,325	$25,610	$17,724	$(43,965)	$(22,961)

Adjusted Pre-Tax Earnings (Loss) adjustments
Goodwill impairment	—	—	82,269	—	—	—	—	82,269
Change in fair value of servicing rights due to changes in valuation inputs or other assumptions	68,994	—	—	—	—	—	—	68,994
Step-up depreciation and amortization	9,833	5,296	3,674	2,100	2,313	—	14	23,230
Step-up amortization of sub-servicing rights	16,147	—	—	—	—	—	—	16,147
Litigation and regulatory matters	13,192	—	—	—	—	—	—	13,192
Fair value to cash adjustment for reverse loans	—	—	(1,222)	—	—	—	—	(1,222)
Share-based compensation expense	3,911	1,986	1,319	151	686	—	248	8,301
Non-cash interest expense	346	—	—	—	—	2,291	4,712	7,349
Transaction and integration costs	863	—	3,500	92	—	—	602	5,057
Net impact of Non-Residual Trusts	—	—	—	—	—	—	3,434	3,434
Other	5	5,775	355	—	—	—	55	6,190
Total adjustments	113,291	13,057	89,895	2,343	2,999	2,291	9,065	232,941
Adjusted Pre-Tax Earnings (Loss)	95,511	97,613	(6,536)	9,668	28,609	20,015	(34,900)	209,980

Adjusted EBITDA adjustments
Amortization and other fair value adjustments of servicing rights	65,907	—	1,443	—	—	—	—	67,350
Interest expense on debt	51	—	18	—	—	—	68,538	68,607
Depreciation and amortization	7,851	4,456	1,077	415	—	—	6	13,805
Servicing fee economics	9,750	—	—	—	—	—	—	9,750
Non-cash interest income	(566)	—	(97)	—	—	(7,277)	—	(7,940)
Residual Trusts cash flows	—	—	—	—	—	5,390	—	5,390
Provision for loan losses	—	—	—	—	—	517	—	517
Other	1,553	(199)	54	12	26	(1,610)	(98)	(262)
Total adjustments	84,546	4,257	2,495	427	26	(2,980)	68,446	157,217
Adjusted EBITDA	$180,057	$101,870	$(4,041)	$10,095	$28,635	$17,035	$33,546	$367,197
__________

(1)
Our Other non-reportable segment includes $34.2 million in asset management performance fees collected and earned in connection with the investment management of a fund. Refer to Note 2 in our Notes to the Consolidated Financial Statements for additional information on this transaction.

	For the Three Months Ended June 30, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$113,185	$145,879	$(9,817)	$3,835	$8,954	$10,750	$(34,215)	$238,571

Adjusted Pre-Tax Earnings (Loss) adjustments
Change in fair value of servicing rights due to changes in valuation inputs or other assumptions	(93,311)	—	—	—	—	—	—	(93,311)
Step-up depreciation and amortization	6,029	1,933	2,353	1,483	1,018	—	5	12,821
Step-up amortization of sub-servicing rights	8,125	—	—	—	—	—	—	8,125
Fair value to cash adjustment for reverse loans	—	—	16,886	—	—	—	—	16,886
Share-based compensation expense	1,895	885	436	151	311	—	174	3,852
Non-cash interest expense	210	—	—	—	(19)	(40)	2,163	2,314
Transaction and integration costs	—	—	—	—	—	—	3,658	3,658
Net impact of Non-Residual Trusts	—	—	—	—	—	—	33	33
Debt issuance costs not capitalized	—	—	—	—	—	—	343	343
Other	—	—	6,000	—	—	—	(63)	5,937
Total adjustments	(77,052)	2,818	25,675	1,634	1,310	(40)	6,313	(39,342)
Adjusted Pre-Tax Earnings (Loss)	36,133	148,697	15,858	5,469	10,264	10,710	(27,902)	199,229

Adjusted EBITDA adjustments
Amortization and other fair value adjustments of servicing rights	30,443	—	875	—	—	—	—	31,318
Interest expense on debt	—	—	9	—	—	—	28,395	28,404
Depreciation and amortization	3,416	756	338	131	150	—	2	4,793
Non-cash interest income	(359)	—	(135)	—	7	(4,085)	—	(4,572)
Residual Trusts cash flows	—	—	—	—	—	1,077	—	1,077
Provision for loan losses	—	—	—	—	—	95	—	95
Other	687	2,266	(51)	10	26	(747)	(389)	1,802
Total adjustments	34,187	3,022	1,036	141	183	(3,660)	28,008	62,917
Adjusted EBITDA	$70,320	$151,719	$16,894	$5,610	$10,447	$7,050	$106	$262,146

	For the Six Months Ended June 30, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$135,214	$180,138	$2,272	$6,203	$16,673	$19,363	$(74,768)	$285,095

Adjusted Pre-Tax Earnings (Loss) adjustments
Change in fair value of servicing rights due to changes in valuation inputs or other assumptions	(89,331)	—	—	—	—	—	—	(89,331)
Step-up depreciation and amortization	12,218	3,210	4,804	2,956	2,482	—	11	25,681
Step-up amortization of sub-servicing rights	16,235	—	—	—	—	—	—	16,235
Fair value to cash adjustment for reverse loans	—	—	20,422	—	—	—	—	20,422
Share-based compensation expense	3,392	1,153	723	289	650	—	335	6,542
Non-cash interest expense	430	—	—	—	—	637	4,250	5,317
Transaction and integration costs	—	—	—	—	—	—	15,285	15,285
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(446)	(446)
Debt issuance costs not capitalized	—	—	—	—	—	—	5,043	5,043
Other	—	—	6,000	—	—	—	(52)	5,948
Total adjustments	(57,056)	4,363	31,949	3,245	3,132	637	24,426	10,696
Adjusted Pre-Tax Earnings (Loss)	78,158	184,501	34,221	9,448	19,805	20,000	(50,342)	295,791

Adjusted EBITDA adjustments
Amortization and other fair value adjustments of servicing rights	49,834	—	1,793	—	—	—	—	51,627
Interest expense on debt	—	—	26	—	—	—	51,509	51,535
Depreciation and amortization	6,084	1,156	610	414	—	—	2	8,266
Non-cash interest income	(820)	—	(286)	—	—	(8,034)	—	(9,140)
Residual Trusts cash flows	—	—	—	—	—	1,477	—	1,477
Provision for loan losses	—	—	—	—	—	1,821	—	1,821
Other	1,130	2,307	(14)	18	44	(2,439)	(285)	761
Total adjustments	56,228	3,463	2,129	432	44	(7,175)	51,226	106,347
Adjusted EBITDA	$134,386	$187,964	$36,350	$9,880	$19,849	$12,825	$884	$402,138

Servicing
Provided below is a summary of results of operations, Adjusted Pre-Tax Earnings and Adjusted EBITDA for our Servicing segment (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Net servicing revenue and fees
Third parties	$121,648	$239,687	$(118,039)	$277,909	$359,965	$(82,056)
Intercompany	4,992	4,745	247	9,557	9,594	(37)
Total net servicing revenue and fees	126,640	244,432	(117,792)	287,466	369,559	(82,093)
Other revenues	1,157	457	700	9,711	919	8,792
Total revenues	127,797	244,889	(117,092)	297,177	370,478	(73,301)
General and administrative and allocated indirect expenses	102,938	69,224	33,714	168,835	118,709	50,126
Salaries and benefits	56,645	47,690	8,955	107,065	90,253	16,812
Interest expense	10,619	5,166	5,453	21,032	7,576	13,456
Depreciation and amortization	8,979	9,445	(466)	17,684	18,302	(618)
Total expenses	179,181	131,525	47,656	314,616	234,840	79,776
Other net fair value losses	(167)	(179)	12	(341)	(424)	83
Income (loss) before income taxes	(51,551)	113,185	(164,736)	(17,780)	135,214	(152,994)

Adjusted Pre-Tax Earnings adjustments
Change in fair value of servicing rights due to changes in valuation inputs or other assumptions	43,376	(93,311)	136,687	68,994	(89,331)	158,325
Litigation and regulatory matters	13,192	—	13,192	13,192	—	13,192
Step-up depreciation and amortization	4,965	6,029	(1,064)	9,833	12,218	(2,385)
Step-up amortization of sub-servicing rights	7,682	8,125	(443)	16,147	16,235	(88)
Share-based compensation expense	2,370	1,895	475	3,911	3,392	519
Non-cash interest expense	168	210	(42)	346	430	(84)
Transaction and integration costs	752	—	752	863	—	863
Other	—	—	—	5	—	5
Total adjustments	72,505	(77,052)	149,557	113,291	(57,056)	170,347
Adjusted Pre-Tax Earnings	20,954	36,133	(15,179)	95,511	78,158	17,353

Adjusted EBITDA adjustments
Amortization and other fair value adjustments of servicing rights	41,989	30,443	11,546	65,907	49,834	16,073
Servicing fee economics	—	—	—	9,750	—	9,750
Interest expense on debt	19	—	19	51	—	51
Depreciation and amortization	4,014	3,416	598	7,851	6,084	1,767
Non-cash interest income	(270)	(359)	89	(566)	(820)	254
Other	726	687	39	1,553	1,130	423
Total adjustments	46,478	34,187	12,291	84,546	56,228	28,318
Adjusted EBITDA	$67,432	$70,320	$(2,888)	$180,057	$134,386	$45,671

Forward Mortgage Servicing Portfolio
Our Servicing segment services loans where we own the servicing right and on behalf of other servicing right or mortgage loan owners, which we refer to as “sub-servicing.” A sub-servicing asset (or liability) is recognized on our consolidated balance sheet when the sub-servicing fee is deemed to be greater (or lower) than adequate compensation for the servicing activities performed by the Company. No sub-servicing asset or liability is recorded if the amounts earned represent adequate compensation. Generally, no servicing asset or liability is recognized when we enter into new sub-servicing contracts; however, previously existing contracts acquired in a business combination may be deemed to provide greater (or lower) than adequate compensation.
Provided below are summaries of the activity in our third-party servicing portfolio for our forward mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes servicing performed related to residential loans and real estate owned that have been recognized on our consolidated balance sheets (dollars in thousands):

	For the Six Months Ended June 30, 2014
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized (1)	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with our forward loan third-party servicing portfolio
Beginning balance	1,894,446	$143,365,961	$10,428,980	$45,033,529	$198,828,470
Acquisition of pool of Fannie Mae MSRs	254,960	27,559,108	—	—	27,559,108
Acquisition of EverBank net assets	72,176	9,756,509	—	—	9,756,509
Loan sales with servicing retained (2)	30,465	3,716,570	—	—	3,716,570
Other new business added (2)	89,416	2,335,791	—	6,972,516	9,308,307
Payoffs, sales and curtailments, net (3)	(167,067)	(13,115,847)	(1,373,751)	(2,734,581)	(17,224,179)
Ending balance	2,174,396	$173,618,092	$9,055,229	$49,271,464	$231,944,785

		At June 30, 2014
Ending number of accounts associated with our forward loan third-party servicing portfolio		1,544,617	200,358	429,421	2,174,396
_______

(1)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than “adequate compensation” for performing the servicing.

(2)
Loan sales with servicing retained comprised 8,212 accounts and $1.8 billion in unpaid principal balance and other new business comprised 87,157 accounts and $8.9 billion in unpaid principal balance for the three months ended June 30, 2014.

(3)
Payoffs, sales and curtailments, net comprised 86,665 accounts and $9.8 billion in unpaid principal balance for the three months ended June 30, 2014. Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $2.6 billion and $4.8 billion for the three and six months ended June 30, 2014, respectively.

	For the Six Months Ended June 30, 2013
	Number of Accounts	Servicing Rights Capitalized	Sub-Servicing Rights Capitalized (1)	Sub-Servicing Rights Not Capitalized	Total
Unpaid principal balance of accounts associated with our forward loan third-party servicing portfolio
Beginning balance	902,405	$20,437,051	$13,309,915	$40,912,250	$74,659,216
Acquisition of ResCap net assets	381,540	42,287,026	—	—	42,287,026
Acquisition of BOA assets	607,434	84,438,119	—	—	84,438,119
Loan sales with servicing retained (2)	4,939	1,148,928	—	—	1,148,928
Other new business added (2)	57,179	6,326,390	—	2,809,965	9,136,355
Payoffs, sales and curtailments, net (3)	(145,985)	(16,979,342)	(1,463,294)	(515,271)	(18,957,907)
Ending balance	1,807,512	$137,658,172	$11,846,621	$43,206,944	$192,711,737

		At June 30, 2013
Ending number of accounts associated with our forward loan third-party servicing portfolio		1,299,955	248,509	259,048	1,807,512
_______

(1)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than “adequate compensation” for performing the servicing.

(2)
Loan sales with servicing retained comprised 4,923 accounts and $1.1 billion in unpaid principal balance and other new business comprised 34,721 accounts and $5.1 billion in unpaid principal balance for the three months ended June 30, 2013.

(3)
Payoffs, sales and curtailments, net comprised 87,242 accounts and $11.9 billion in unpaid principal balance for the three months ended June 30, 2013. Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $6.1 billion and $12.3 billion for the three and six months ended June 30, 2013, respectively.

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

	At June 30, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	1,631,629	$215,731,071	0.24%	10.48%
Second lien mortgages	253,957	8,056,546	0.55%	2.81%
Manufactured housing	269,414	8,055,460	1.07%	3.95%
Other	19,396	101,708	0.93%	13.89%
Total accounts serviced for third parties	2,174,396	231,944,785	0.28%	9.99%
On-balance sheet residential loans and real estate owned associated with forward mortgages (2)	58,625	3,248,985		4.85%
Total servicing portfolio associated with forward mortgages	2,233,021	$235,193,770		9.92%

	At December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	1,294,343	$181,208,279	0.23%	12.30%
Second lien mortgages	286,992	8,873,955	0.58%	3.78%
Manufactured housing	286,934	8,602,932	1.07%	4.00%
Other	26,177	143,304	0.93%	28.21%
Total accounts serviced for third parties	1,894,446	198,828,470	0.28%	11.57%
On-balance sheet residential loans and real estate owned associated with forward mortgages (2)	60,491	3,274,846		5.26%
Total servicing portfolio associated with forward mortgages	1,954,937	$202,103,316		11.47%
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
The unpaid principal balance associated with first lien forward mortgages within our third-party servicing portfolio increased $34.5 billion at June 30, 2014 as compared to December 31, 2013. This increase was primarily due to bulk servicing right acquisitions and our originations and related loan sales activities. The decrease in the second lien forward mortgages, manufactured housing and other loans within our third-party servicing portfolio of $1.4 billion at June 30, 2014 as compared to December 31, 2013 was primarily due to run-off of the portfolio. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned associated with forward mortgages of $25.9 million at June 30, 2014 as compared to December 31, 2013 can be attributed to an increase in forward loans held for sale of $129.4 million offset by portfolio run-off of the assets held by the Residual and Non-Residual Trusts. At June 30, 2014, we had $1.1 billion in unpaid principal balance associated with loans held for sale as compared to $976.8 million at December 31, 2013. The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, was 13.52% for the six months ended June 30, 2014.
The decrease of 1.82% in delinquencies associated with the first lien forward mortgages within our third-party servicing portfolio at June 30, 2014 as compared to December 31, 2013 was primarily due to current year servicing right acquisitions of better performing loans and newly originated mortgages resulting in lower on-average delinquencies than those of the portfolio at December 31, 2013. The delinquencies associated with the second lien forward mortgages and manufactured housing within our third-party servicing portfolio decreased 0.97% and 0.05% at June 30, 2014 as compared to December 31, 2013, respectively, primarily due to seasonality. In addition to seasonality, delinquencies associated with the other loans category decreased by 14.32% due to increased collections and liquidations for loans that transferred to our servicing portfolio during the three months ended December 2013. Delinquencies for our on-balance sheet residential loans and real estate owned associated with forward mortgages declined by 0.41% at June 30, 2014 as compared to December 31, 2013 due also to seasonality as well as lower real estate owned resulting primarily from reduced foreclosure volumes combined with favorable real estate owned liquidation trends resulting from continued strength in existing home sales in the southeastern U.S.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Servicing fees	$174,906	$145,425	$29,481	$342,287	$267,281	$75,006
Incentive and performance fees	25,571	26,319	(748)	55,418	46,694	8,724
Ancillary and other fees	19,210	17,945	1,265	40,809	32,322	8,487
Servicing revenue and fees	219,687	189,689	29,998	438,514	346,297	92,217
Changes in valuation inputs or other assumptions (1)	(43,376)	93,311	(136,687)	(68,994)	89,331	(158,325)
Other changes in fair value (2)	(40,176)	(28,234)	(11,942)	(62,192)	(45,329)	(16,863)
Change in fair value of servicing rights	(83,552)	65,077	(148,629)	(131,186)	44,002	(175,188)
Amortization of servicing rights	(9,495)	(10,334)	839	(19,862)	(20,740)	878
Net servicing revenue and fees	$126,640	$244,432	$(117,792)	$287,466	$369,559	$(82,093)
_______

(1)	Represents the net change in the servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the net change in the servicing rights carried at fair value due to the realization of expected cash flows over time.
Servicing fees increased primarily due to growth in the third-party servicing portfolio resulting mainly from bulk MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by normal run-off of the servicing portfolio. Additionally, $13.1 million of the increase during the six months ended June 30, 2014 resulted from a benefit due to the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract. Average loans serviced increased by $35.1 billion, or 17%, and $38.7 billion, or 21%, for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively.
Incentive and performance fees include modification fees, fees earned under HAMP and other incentives. Modification fees and fees earned under HAMP increased by $2.9 million and $16.8 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due to a higher volume of completed modifications as well as successful maintenance of the modified loans under performing status. We also periodically receive incentive fees for exceeding pre-defined performance hurdles in servicing various loan portfolios. Performance driven incentive fees decreased $3.7 million and $8.1 million during the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively.
Ancillary and other fees increased by $1.3 million and $8.5 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due to growth in the servicing portfolio. The change in fair value of servicing rights relate to the risk-managed forward loan class discussed below.
Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Average unpaid principal balance of loans serviced (1)	$236,727,134	$201,609,332	$35,117,802	$220,415,578	$181,728,875	$38,686,703
Annualized average servicing fee (2)	0.30%	0.29%	0.01%	0.31%	0.29%	0.02%
_______

(1)	Average unpaid principal balance of loans serviced is calculated as the average of the average monthly unpaid principal balances.

(2)	Average servicing fee is calculated by dividing gross servicing fees by the average unpaid principal balance of loans serviced.
The increase in average servicing fee of two basis points earned for the six months ended June 30, 2014 as compared to the same period of 2013 includes one basis point associated with a benefit of $13.1 million due to the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract. This benefit did not exist in the prior year period.

Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which are driven by our quarterly re-estimation, have a significant effect on net servicing revenue and fees. As our servicing right balance grows, we expect that changes in fair value of servicing rights will have an increasing impact on our net income.
A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	June 30, 2014	March 31, 2014	December 31, 2013
Servicing rights at fair value	$1,496,073	$1,513,830	$1,131,124
Unpaid principal balance of accounts serviced	161,917,557	164,433,072	130,123,288
Inputs and assumptions:
Weighted-average remaining life in years	6.5	6.6	6.8
Weighted-average stated borrower interest rate on underlying collateral	4.87%	5.00%	5.20%
Weighted-average discount rate	9.59%	9.59%	9.76%
Conditional prepayment rate	8.05%	7.54%	7.06%
Conditional default rate	2.44%	2.68%	2.90%
At June 30, 2014, servicing rights carried at fair value predominantly related to acquisitions completed since January 1, 2013, including bulk and flow MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities. The increase in servicing rights carried at fair value at June 30, 2014 as compared to December 31, 2013 relates to $398.0 million in MSR portfolio acquisitions and $98.2 million in servicing rights capitalized upon sales of loans, partially offset by an unfavorable change in fair value. The unfavorable change in fair value of these servicing rights is attributed to $69.0 million in changes in valuation inputs or other assumptions and $62.2 million in other changes in fair value which reflect the impact on servicing rights for the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of principal of loans.
The changes in valuation inputs or other assumptions of $43.4 million and $69.0 million during the three and six months ended June 30, 2014, respectively, were due primarily to a higher assumed conditional prepayment rate at June 30, 2014 as compared to both March 31, 2014 and December 31, 2013 which resulted primarily from a lower interest rate environment and an increase in the FHFA’s housing price index, partially offset by reductions in expected prepayment speeds on HARP refinanced loans. The decline in the assumed conditional default rate at June 30, 2014 as compared to both March 31, 2014 and December 31, 2013 was driven by new portfolio acquisitions that have lower risk profiles, and accordingly, lower assumed conditional default rates and discount rates. The weighted-average remaining life in years assumption declined at June 30, 2014 as compared to both March 31, 2014 and December 31, 2013 due primarily to increased prepayment speeds related to lower interest rates.
The decline in changes in valuation inputs or other assumptions from gains in 2013 to losses in 2014 of $136.7 million and $158.3 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, is primarily due to a lower interest rate environment in the current period, partially offset by an increase in FHFA’s house pricing index as well as lower overall delinquencies.
The growth in realization of expected cash flows of $11.9 million and $16.9 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, is due largely to a larger servicing portfolio as a result of current period acquisitions, including servicing rights acquired through loan sales with servicing retained, offset partially by changes to assumptions resulting in lower recognition of modeled cash flows.
Other Revenues
Other revenues increased $8.8 million for the six months ended June 30, 2014 as compared to the same period of 2013 due primarily to $7.5 million in income for our beneficial interest in a servicing asset that did not exist in the prior year.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $33.7 million and $50.1 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, resulting primarily from additional costs associated with growth in the servicing portfolio, including a higher provision on advances of $15.0 million and $21.3 million during the same periods, respectively, resulting from a higher level of advances. In addition, there were $13.7 million and $16.4 million in higher legal fees due to litigation and regulatory matters during the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively.
Salaries and Benefits
Salaries and benefits expense increased $9.0 million and $16.8 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due to hiring to support the growth of our business including employees added in conjunction with the acquisition of certain assets of MetLife Bank, N.A. in March 2013 and hiring of EverBank employees in 2014. Headcount assigned directly to our Servicing segment increased by approximately 500 full-time employees from 3,100 at June 30, 2013 to 3,600 at June 30, 2014.
Interest Expense
Interest expense increased $5.5 million and $13.5 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, as a result of higher average balances of servicing advance liabilities, which are utilized to finance servicer and protective advances, due to growth of our servicing business as a result of the recent portfolio acquisitions.
Adjusted Pre-Tax Earnings
Adjusted Pre-Tax Earnings decreased by $15.2 million for the three months ended June 30, 2014 as compared to the same period of 2013 resulting primarily from higher expenses, offset partially by increased gross servicing revenues as discussed above. Adjusted Pre-Tax Earnings was also impacted by reductions in servicing rights fair value driven by changes in market assumptions resulting in a higher realization of expected cash flows which reduced gross servicing revenues.
Adjusted Pre-Tax Earnings increased by $17.4 million for the six months ended June 30, 2014 as compared to the same period of 2013 resulting primarily from a larger growth in gross revenues in relation to higher expenses. Adjusted Pre-Tax Earnings was also impacted by a higher realization of cash flows in 2014.
Adjusted EBITDA
Adjusted EBITDA decreased by $2.9 million for the three months ended June 30, 2014 as compared to the same period of 2013 resulting primarily from higher expenses, offset partially by increased gross servicing revenues as discussed above.
Adjusted EBITDA increased by $45.7 million for the six months ended June 30, 2014 as compared to the same period of 2013, resulting primarily from a larger growth in gross revenues in relation to higher expenses. The increase also resulted from $9.8 million in servicing fee economics related to MSRs associated with EverBank and those acquired from an affiliate of a large national bank.

Originations
Provided below is a summary of results of operations, Adjusted Pre-Tax Earnings and Adjusted EBITDA for our Originations segment (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Net gains on sales of loans	$144,611	$235,699	$(91,088)	$248,645	$309,761	$(61,116)
Other revenues	5,688	15,527	(9,839)	10,868	17,524	(6,656)
Total revenues	150,299	251,226	(100,927)	259,513	327,285	(67,772)
Salaries and benefits	40,063	50,844	(10,781)	83,299	75,432	7,867
General and administrative and allocated indirect expenses	34,506	43,214	(8,708)	68,446	58,043	10,403
Interest expense	6,627	8,600	(1,973)	13,460	9,306	4,154
Depreciation and amortization	4,757	2,689	2,068	9,752	4,366	5,386
Total expenses	85,953	105,347	(19,394)	174,957	147,147	27,810
Income before income taxes	64,346	145,879	(81,533)	84,556	180,138	(95,582)

Adjusted Pre-Tax Earnings adjustments
Step-up depreciation and amortization	2,443	1,933	510	5,296	3,210	2,086
Share-based compensation expense	1,157	885	272	1,986	1,153	833
Other	2,797	—	2,797	5,775	—	5,775
Total adjustments	6,397	2,818	3,579	13,057	4,363	8,694
Adjusted Pre-Tax Earnings	70,743	148,697	(77,954)	97,613	184,501	(86,888)

Adjusted EBITDA adjustments
Depreciation and amortization	2,314	756	1,558	4,456	1,156	3,300
Other	(1,292)	2,266	(3,558)	(199)	2,307	(2,506)
Total adjustments	1,022	3,022	(2,000)	4,257	3,463	794
Adjusted EBITDA	$71,765	$151,719	$(79,954)	$101,870	$187,964	$(86,094)
The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Locked applications were $3.4 billion at June 30, 2014. Provided below is a summary of our locked volume, adjusted for anticipated loan funding probability, funded volume and sold volume by channel (in thousands):

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Retention	$2,524,473	$2,256,564	$2,033,924	$3,660,095	$2,965,251	$2,114,401
Correspondent	3,004,149	2,053,077	1,756,367	1,543,246	957,399	693,350
Wholesale	—	11,528	43,692	667,257	522,532	328,187
Retail	23,487	29,950	23,857	276,122	280,669	222,705
Consumer Direct	4,794	394	—	—	—	—
Total	$5,556,903	$4,351,513	$3,857,840	$6,146,720	$4,725,851	$3,358,643
_______

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Retention	$4,364,269	$4,010,133	$3,989,554	$5,152,842	$3,284,668	$2,228,439
Correspondent	4,501,338	3,520,227	3,327,890	1,711,346	968,622	693,350
Wholesale	194,402	269,619	365,210	754,673	527,376	328,187
Retail	56,393	66,440	71,302	401,972	320,953	228,221
Consumer Direct	4,794	394	—	—	—	—
Total	$9,121,196	$7,866,813	$7,753,956	$8,020,833	$5,101,619	$3,478,197
_______

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.
Net Gains on Sales of Loans
Net gains on sales of loans includes realized and unrealized gains and losses on loans, the initial fair value of the capitalized servicing rights upon loan sales, as well as the changes in fair value of our IRLCs and freestanding derivatives. The amount of net gains on sales of loans is a function of the volume of our originations activity. A substantial portion of our gain on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes our estimate of the fair value of the MSR we expect to receive upon sale of the loan. We recognize loan origination costs as incurred, which typically aligns with the date of loan funding. These expenses are primarily included in general and administrative expenses and salaries and benefits on the consolidated statements of comprehensive income (loss).
The volatility in the gain on sale spread is attributable to market pricing, which changes with demand, channel mix, and the general level of interest rates. While many factors may affect consumer demand for mortgages, generally, pricing competition on mortgage loans is lower in periods of low or declining interest rates, as consumer demand is greater. This provides opportunities for originators to increase volume and earn wider margins. Conversely, pricing competition increases when interest rates rise as consumer demand lessens. This reduces overall origination volume and may lead originators to reduced margins. The level and direction of interest rates however are not the sole determinant of consumer demand for mortgages and other factors such as secondary market conditions, home prices, credit spreads or legislative activity may impact consumer demand more significantly than interest rates in any given period.
Net gains on sales of loans for our Originations segment consist of the following (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Realized gains on sales of loans	$102,517	$67,089	$35,428	$189,350	$71,287	$118,063
Change in unrealized gains (losses) on loans held for sale	23,353	(15,897)	39,250	19,177	(2,271)	21,448
Gains (losses) on interest rate lock commitments	37,969	(17,217)	55,186	36,363	41,404	(5,041)
Gains (losses) on forward sales commitments (1)	(63,956)	183,625	(247,581)	(99,812)	179,688	(279,500)
Losses on MBS purchase commitments (1)	(7,709)	(24,662)	16,953	(7,642)	(24,662)	17,020
Capitalized servicing rights	45,554	36,305	9,249	98,167	37,595	60,572
Provision for repurchases	(1,838)	(2,008)	170	(4,024)	(2,169)	(1,855)
Interest income	8,721	8,464	257	17,066	8,889	8,177
Net gains on sales of loans	$144,611	$235,699	$(91,088)	$248,645	$309,761	$(61,116)
_______

(1)
Realized gains (losses) on hedging activities were $(44.1) million and $25.3 million for the three months ended June 30, 2014 and 2013, respectively, and $(64.4) million and $25.5 million for the six months ended June 30, 2014 and 2013, respectively.

The decrease in net gains on sales of loans for the three and six months ended June 30, 2014 as compared to the same periods of 2013 is due primarily to the effect of the change in locked volume; a shift in volume from the higher margin retention channel to the lower margin correspondent channel; and reduced fair value of servicing rights included in IRLCs and loans held for sale. Locked volume was lower during the three months ended June 30, 2014 as compared to the same period of 2013. This, along with unfavorable changes in product mix contributed to the decline in gains on sales of loans. Higher locked volume during the six months ended June

30, 2014 as compared to the same period of 2013, which resulted from having a full six months of activity in 2014 as opposed to a condensed period in 2013, was more than offset by the unfavorable change in product mix and reduced fair value of servicing rights included in IRLCs. The condensed period in 2013 results from the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and the correspondent lending business from Ally Bank on March 1, 2013.
Other Revenues
Other revenues, which consists primarily of origination fee income and interest on cash equivalents, decreased $9.8 million and $6.7 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, primarily as a result of lower fees charged to borrowers refinancing loans.
Salaries and Benefits
Salaries and benefits expense decreased $10.8 million for the three months ended June 30, 2014 as compared to the same period of 2013 due primarily to a reduction in workforce in order to align the employee base to match the scope and scale of current operations which included our exit from the mortgage wholesale channel.
Salaries and benefits expense increased $7.9 million for the six months ended June 30, 2014 as compared to the same period of 2013 primarily as a result of the ramp-up in business following the acquisitions during the first quarter of 2013 described above.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $8.7 million for the three months ended June 30, 2014 as compared to the same period of 2013 due primarily to the decline in funded volume and the management of expenses to align with the scope and scale of current operations.
General and administrative and allocated indirect expenses increased $10.4 million for the six months ended June 30, 2014 as compared to the same period of 2013 primarily as a result of the ramp-up in business following the acquisitions during the first quarter of 2013 described above.
Interest Expense
Interest expense decreased $2.0 million for the three months ended June 30, 2014 as compared to the same period of 2013 due primarily to lower average balances outstanding on master repurchase agreements as a result of a lower volume of loan fundings as well as lower average cost of debt.
Interest expense increased $4.2 million for the six months ended June 30, 2014 as compared to the same period of 2013 as a result of higher average balances outstanding on master repurchase agreements due to higher volume of loan fundings offset partially by lower average cost of debt.
Adjusted Pre-Tax Earnings and Adjusted EBITDA
Adjusted Pre-Tax Earnings decreased $78.0 million and $86.9 million and Adjusted EBITDA decreased $80.0 million and $86.1 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due primarily to reduced net gains on sales of loans. The decline in net gains on sales of loans for the three months ended June 30, 2014 as compared to the same period of 2013 was partially offset by lower expenses related to both reduced funded volume and cost saving initiatives. During the six months ended June 30, 2013, the business substantially ramped up operations due to first quarter 2013 acquisitions; therefore locked volume was significantly larger than funded volume. As a result, the six months ended June 30, 2013 had higher revenues in relation to expenses. In the current year period, the relationship of locked volume to funded volume normalized.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Pre-Tax Earnings (Loss) and Adjusted EBITDA for our Reverse Mortgage segment (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Net fair value gains on reverse loans and related HMBS obligations	$26,936	$26,731	$205	$44,172	$63,519	$(19,347)
Net servicing revenue and fees	8,777	6,624	2,153	16,387	13,372	3,015
Net gains on sales of loans	—	250	(250)	—	4,633	(4,633)
Other revenues	3,005	2,366	639	6,027	5,311	716
Total revenues	38,718	35,971	2,747	66,586	86,835	(20,249)
General and administrative and allocated indirect expenses	21,478	22,335	(857)	38,649	37,533	1,116
Salaries and benefits	18,361	18,318	43	35,394	35,643	(249)
Depreciation and amortization	2,302	2,691	(389)	4,751	5,414	(663)
Interest expense	775	2,166	(1,391)	1,634	5,695	(4,061)
Goodwill impairment	82,269	—	82,269	82,269	—	82,269
Other expenses, net	164	278	(114)	320	278	42
Total expenses	125,349	45,788	79,561	163,017	84,563	78,454
Income (loss) before income taxes	(86,631)	(9,817)	(76,814)	(96,431)	2,272	(98,703)

Adjusted Pre-Tax Earnings (Loss) adjustments
Goodwill impairment	82,269	—	82,269	82,269	—	82,269
Fair value to cash adjustment for reverse loans	(5,883)	16,886	(22,769)	(1,222)	20,422	(21,644)
Step-up depreciation and amortization	1,781	2,353	(572)	3,674	4,804	(1,130)
Transaction and integration costs	3,500	—	3,500	3,500	—	3,500
Share-based compensation expense	829	436	393	1,319	723	596
Other	407	6,000	(5,593)	355	6,000	(5,645)
Total adjustments	82,903	25,675	57,228	89,895	31,949	57,946
Adjusted Pre-Tax Earnings (Loss)	(3,728)	15,858	(19,586)	(6,536)	34,221	(40,757)

Adjusted EBITDA adjustments
Amortization of servicing rights	693	875	(182)	1,443	1,793	(350)
Depreciation and amortization	521	338	183	1,077	610	467
Non-cash interest income	(32)	(135)	103	(97)	(286)	189
Interest expense on debt	8	9	(1)	18	26	(8)
Other	(14)	(51)	37	54	(14)	68
Total adjustments	1,176	1,036	140	2,495	2,129	366
Adjusted EBITDA	$(2,552)	$16,894	$(19,446)	$(4,041)	$36,350	$(40,391)

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

	For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
	Number of Accounts	Total	Number of Accounts	Total
Unpaid principal balance of accounts associated with our reverse loan third-party servicing portfolio
Beginning balance	44,663	$7,690,304	42,855	$7,454,306
New business added	4,084	509,546	293	54,029
Other additions (1)	—	232,887	—	214,486
Payoffs, sales and curtailments	(1,696)	(347,301)	(1,679)	(407,651)
Ending balance	47,051	$8,085,436	41,469	$7,315,170
_________

(1)	Other additions include additions to the principal balance serviced related to interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below is a summary of the number of accounts, unpaid principal balance and weighted average contractual servicing fee rate related to our servicing portfolio associated with reverse mortgages (dollars in thousands):

	June 30, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	$47,051	$8,085,436	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	56,493	8,801,460
Total servicing portfolio associated with reverse mortgages	$103,544	$16,886,896

	December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	$44,663	$7,690,304	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	52,196	8,167,516
Total servicing portfolio associated with reverse mortgages	$96,859	$15,857,820

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations which are recorded on our consolidated balance sheets (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Net fair value gains (losses) on reverse loans and related HMBS obligations
Interest income on reverse loans	$98,258	$86,514	$11,744	$195,139	$163,781	$31,358
Change in fair value of reverse loans	(8,687)	14,570	(23,257)	99,841	16,108	83,733
Net fair value gains on reverse loans	89,571	101,084	(11,513)	294,980	179,889	115,091
Interest expense on HMBS related obligations	(91,470)	(79,545)	(11,925)	(182,030)	(149,220)	(32,810)
Change in fair value of HMBS related obligations	28,835	5,192	23,643	(68,778)	32,850	(101,628)
Net fair value losses on HMBS related obligations	(62,635)	(74,353)	11,718	(250,808)	(116,370)	(134,438)
Net fair value gains on reverse loans and related HMBS obligations	$26,936	$26,731	$205	$44,172	$63,519	$(19,347)
Net contractual interest declined by $0.2 million and $1.5 million during the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due primarily to an increase in due and payable reverse loans which have a lower interest rate than those loans that are active. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value decreased by $22.4 million and $39.5 million during the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, primarily as a result of lower new origination volume, partially offset by a higher volume of securitizations of borrower draws on existing reverse loans. Total securitization volume for the six months ended June 30, 2014 as compared to 2013 declined by 55%. Non-cash fair value gains included in the change in fair value increased by $22.8 million and $21.7 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due to the change in market pricing for newly securitized HECMs and HMBS.
Net Servicing Revenue and Fees
Net servicing revenue and fees for the reverse mortgage business consists of contractual servicing fees and ancillary and other fees related to our third-party reverse mortgage portfolio offset by amortization of servicing rights. The growth in net servicing revenue and fees of $2.2 million and $3.0 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, was due primarily to the growth in the servicing portfolio and an increase in incentive and performance fees, primarily real estate owned management fees. A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Servicing fees	$3,233	$2,792	$441	$6,450	$5,657	$793
Incentive and performance fees	5,380	4,097	1,283	9,486	7,497	1,989
Ancillary and other fees	857	610	247	1,894	2,011	(117)
Servicing revenue and fees	9,470	7,499	1,971	17,830	15,165	2,665
Amortization of servicing rights	(693)	(875)	182	(1,443)	(1,793)	350
Net servicing revenue and fees	$8,777	$6,624	$2,153	$16,387	$13,372	$3,015
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

General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $0.9 million for the three months ended June 30, 2014 as compared to the same period of 2013 and increased $1.1 million for the six months ended June 30, 2014 as compared to the same period of 2013. The decrease in expenses during the three month period ended June 30, 2014 was due primarily to the $5.5 million provision in the prior year period for our curtailment obligation liability partially offset by the an increase in transaction costs resulting from an unsuccessful acquisition of $3.5 million in the current year and an increase of $1.1 million in the provision for uncollectible advances resulting from the aging of the advances. The increase in expenses during the six month period ended June 30, 2014 was due primarily to the transaction costs discussed above of $3.5 million in the current year and an increase of $3.6 million in the provision for uncollectible advances resulting from the aging of the advances, which were partially offset by $6.0 million for the provision associated with our curtailment obligation liability in the prior year period.
Interest Expense
Interest expense decreased by $1.4 million and $4.1 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due primarily to lower average borrowings on master repurchase agreements resulting from a lower amount of unsecuritized HECMs and lower cost of debt.
Goodwill Impairment
We incurred a $82.3 million impairment charge as a result of a goodwill evaluation performed in the second quarter of 2014. The evaluation indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill was less than its book value, therefore requiring the impairment charge. Refer to Note 12 in our Notes to the Consolidated Financial Statements for further discussion.
Adjusted Pre-Tax Earnings (Loss) and Adjusted EBITDA
Adjusted Pre-Tax Earnings (Loss) decreased by $19.6 million and $40.8 million and Adjusted EBITDA decreased by $19.4 million and $40.4 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively. The decrease in these Non-GAAP measures was due to primarily to the decline in cash gains discussed above.
Other Non-Reportable
Other Revenues
Other revenues for our Other non-reportable segment consist primarily of asset management performance fees, and to a lesser extent, other interest income. Other revenues increased $32.9 million and $31.8 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due primarily to $34.2 million in asset management performance fees collected and earned in connection with the investment management of a fund during the current quarter.
Interest Expense
Interest expense for our Other non-reportable segment relates to our corporate debt. Interest expense on corporate debt increased $6.3 million and $17.5 million during the three and six months ended June 30, 2014 as compared to the same periods of 2013, respectively, due primarily to a higher average balance of our corporate debt due to corporate debt transactions throughout 2013. These transactions increased average corporate debt by $527.7 million and $680.6 million for the three and six months ended June 30, 2014 as compared to the same periods of 2013, and included incremental borrowings under our 2012 Term Loan and related subsequent refinancing activities under our 2013 Term Loan and the issuance of our Senior Notes. The increase in the average balance of our corporate debt was partially offset by a decrease in the average rate of 0.52% and 0.56% for the three and six months ended June 30, 2014 in comparison to 2013, respectively, related to the financing transactions which resulted in a lower cost of debt.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; forward and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of changes to legislation and related rules. Our liquidity is measured as our and our subsidiaries’ cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver, as described under the Corporate Debt section below. At June 30, 2014, our liquidity was

$364.8 million. At June 30, 2014, we had earmarked approximately $120 million of our liquidity to fund previously announced acquisitions of MSRs, including related servicer and protective advances, as well as $20 million for our capital contribution to WCO.
Our policy is to maintain our liquidity at a level sufficient to fund certain known or expected payments and to fund our working capital needs. Our principal sources of liquidity are the cash flows generated from our Servicing and Originations segments and funds available from our 2013 Revolver, master repurchase agreements, forward loan servicing advance facilities, issuance of HMBS and sales of excess servicing spread.
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
Servicing Advance Facilities
Our subsidiaries have servicing advance facilities with several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund certain principal and interest, servicer and protective advances that are the responsibility of certain subsidiaries under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.2 billion at June 30, 2014. The interest rates on these facilities and the Early Advance Reimbursement Agreement are primarily based on LIBOR plus between 1.25% and 5.5% and have various expiration dates through July 2015. Payments on the amounts due under these agreements are paid from the recoveries or repayment by third party borrowers of underlying advances made by our subsidiaries. Accordingly, repayment of the facilities and amounts due under the Early Advance Reimbursement Agreement are dependent on the recoveries or repayments by third party borrowers that are received on the underlying advances associated with the agreements. We had $111.6 million outstanding under the servicing advance facilities at June 30, 2014. At June 30, 2014 we had borrowings of $928.9 million under the Early Advance Reimbursement Agreement which has a capacity of $950.0 million.

Green Tree Servicing's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Green Tree Servicing under its Fannie Mae servicing agreements. The Fannie Mae Early Advance Reimbursement Agreement expires on March 31, 2015. If not renewed, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable.

The Early Advance Reimbursement Agreement with Fannie Mae also includes certain “Stop Events,” such as: (i) the failure of Green Tree Servicing to comply with the terms of the agreement; (ii) the failure of Green Tree Servicing to be an approved Fannie Mae servicer; and (iii) the occurrence of an event of default under Green Tree Servicing’s mortgage selling and servicing contract or any master agreement with Fannie Mae which has not been waived by Fannie Mae or cured as may be allowed under the applicable agreement. Fannie Mae may also declare a “Stop Event” 120 days after providing Green Tree Servicing with written notice of its intent to do so. Were a Stop Event to occur and not be waived by Fannie Mae, Fannie Mae would have the option to terminate the Servicing Advance Reimbursement Agreement. In the event Fannie Mae elected to terminate the Servicing Advance Reimbursement Agreement, collections recovered during the 18 months following the occurrence of the Stop Event would be required to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable.

The servicing advance agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that certain of its subsidiaries maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. During the first quarter of 2014, the Receivables Loan Agreement was amended to remove the covenant relating to the Company's requirement to maintain a minimum annual net cash provided by operating activities and to add other customary financial covenants, including indebtedness to tangible net worth ratio requirements, and minimum liquidity. Our subsidiaries were in compliance with these financial covenants at June 30, 2014.
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
In March 2014, we entered into a revolving line of credit facility for the repurchase of HECM loans. The facility has a committed capacity of $25.0 million. The interest rate on this facility is based on the prime rate plus 0.50%. The maturity date of this facility is February 28, 2015. Borrowings under this facility are secured by the underlying HECMs. We had $19.3 million of borrowings and $24.2 million of collateral pledged under this facility at June 30, 2014. Borrowings at June 30, 2014 are classified as borrowings under master repurchase agreements within warehouse borrowings on the consolidated balance sheet.
Forward Mortgage Originations Business
Master Repurchase Agreements
We utilize master repurchase agreements to support our origination or purchase of forward loans. These agreements were entered into by Green Tree Servicing and Ditech. The facilities had an aggregate capacity of $2.0 billion at June 30, 2014. At June 30, 2014, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 2.95% and have various expiration dates through May 2015. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase forward loans. The source of repayment of these facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume, however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity includes $1.15 billion of committed funds and $850.0 million of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Green Tree Servicing and Ditech under the master repurchase agreements are guaranteed by the Company. We had $1.06 billion of borrowings under these master repurchase agreements at June 30, 2014, which included $94.5 million of borrowings utilizing uncommitted funds.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. We were in compliance with all financial covenants at June 30, 2014.
Representations and Warranties
In conjunction with our originations business, we provide representations and warranties on loan sales. We sell substantially all of our originated or purchased forward loans into the secondary market for securitization or to private investors as whole loans. We sell conventional conforming and government-backed forward loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. We also sell non-conforming forward loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that the loans sold are in breach of these representations or warranties, we generally have an obligation to either: (i) repurchase the loan for the unpaid principal balance, accrued interest, and related advances, (ii) indemnify the purchaser, or (iii) make the purchaser whole for the economic benefits of the loan.
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
Our obligations vary based upon the nature of the repurchase demand and the current status of the residential loan. Our estimate of the liability associated with representations and warranties exposure is recorded in payables and accrued liabilities on the consolidated balance sheet. A rollforward of this liability is included below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$11,176	$439	$9,135	$395
Provision for new sales	1,838	2,010	4,024	2,181
Provision for change in estimate of existing reserves	(2,591)	—	(2,736)	—
Net realized losses on repurchases	(162)	(200)	(162)	(327)
Balance at end of period	$10,261	$2,249	$10,261	$2,249
A rollforward of loan repurchase requests is included below (dollars in thousands). Activity during 2013 was insignificant.

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of period	2	$280	10	$2,324
Repurchases and indemnifications	(3)	(917)	(3)	(917)
Claims initiated	33	9,045	35	9,325
Rescinded	(19)	(4,972)	(29)	(7,296)
Balance at end of period	13	$3,436	13	$3,436

Reverse Mortgage Origination Business
Master Repurchase Agreements
Through RMS we finance the origination or purchase of reverse loans through master repurchase agreements. The facilities have an aggregate capacity amount of $250.0 million. The interest rates on the facilities are primarily based on LIBOR plus between 2.38% and 3.25%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through July 2015. These facilities are secured by the underlying originated or purchased reverse loans and provide creditors a security interest in the reverse loans that meet the eligibility requirements under the terms of the particular facility. The source of repayment of these facilities is from the securitization of the underlying reverse loans and sale of the HMBS through Ginnie Mae as discussed in the section below. We evaluate our needs under these facilities based on forecasted reverse loan origination volume; however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity of $250.0 million is uncommitted. To the extent uncommitted funds are requested to purchase or originate reverse loans, the counterparties have no obligation to fulfill such request. All obligations of RMS under the master repurchase agreements are guaranteed by the Company. We had $70.4 million of borrowings under these master repurchase agreements at June 30, 2014.
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

At June 30, 2014, absent a waiver received from its counterparty, RMS would not have been in compliance with its minimum profitability covenant contained in one of its master repurchase agreements. In July 2014, RMS obtained waivers of compliance effective for the quarter ended June 30, 2014 and the quarters ending September 30, 2014 and December 31, 2014. The waiver of compliance for the quarter ended June 30, 2014 waived certain rights and remedies that otherwise would have been available under the master repurchase agreement and confirmed that no default or event of default had occurred. The waiver of compliance for the quarters ending September 30, 2014 and December 31, 2014 are conditioned on RMS being in compliance with all other covenants set forth in the master repurchase agreement and related documents. So long as RMS is in compliance with all other covenants within the master repurchase agreement and related documents, the waiver of compliance waives certain rights and remedies that otherwise would have been available under the master repurchase agreement and confirms that no default or event of default had occurred.  As a result of the waiver obtained by RMS relating to the quarter ended June 30, 2014, RMS was in compliance with its financial covenants at June 30, 2014.
Reverse Loan Securitizations
We fund reverse loans through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheet as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At June 30, 2014, we had $8.6 billion in unpaid principal balance outstanding on the HMBS related obligations. At June 30, 2014, $8.6 billion of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS to the extent of the collateralized participation interests in the HECMs, but does not have recourse to the general assets of the Company, except for obligations as servicer.
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
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD, and nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. We rely upon our Ginnie Mae Buyout Facility and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of our obligation to repurchase HECMs is indeterminable as repurchase is predicated on certain factors, the most significant of which is whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan.
Unfunded Commitments
We, as servicer of reverse loans, are obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of the both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $905.8 million at June 30, 2014. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Corporate Debt
Term Loans and Revolver
At January 1, 2013, we had our $700 million 2012 Term Loan outstanding and our $125 million 2012 Revolver.
We entered into several amendments to the 2012 Term Loan during 2013. These amendments provided for, among other things, an increase to certain financial ratios that govern our ability to incur additional indebtedness and incremental secured term loans of $1.1 billion in the aggregate.

On December 19, 2013, we refinanced our 2012 Term Loan with the $1.5 billion 2013 Term Loan, and refinanced our 2012 Revolver with a $125 million 2013 Revolver.
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
The material terms of our 2013 Secured Credit Facilities are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.5 billion 2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
$125 million 2013 Revolver	LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018
An amount of up to $25.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. During the six months ended June 30, 2014, there were no borrowings or repayments under the 2013 Revolver. At June 30, 2014, we had $0.3 million outstanding in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year.
The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in our 2013 Secured Credit Facilities at June 30, 2014.
Senior Notes
In December 2013, we completed the sale of the $575.0 million Senior Notes, which generated cash proceeds of $561.3 million after debt issuance costs. We used the net proceeds to make deposits on the acquisition of MSRs, to repay $300.0 million of indebtedness outstanding under our then existing 2012 Term Loan, to pay related fees and expenses and for general corporate purposes. The Senior Notes pay interest semi-annually at an interest rate of 7.875% accruing from December 17, 2013 with payments commencing in June 2014. The Senior Notes mature on December 15, 2021. The Senior Notes were offered and sold in a transaction exempt from the registration requirements under the Securities Act, and resold to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 17, 2013, among the Company, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. The Senior Notes are guaranteed on an unsecured senior basis by each of our current and future wholly-owned domestic subsidiaries that guarantee our obligations under our 2013 Term Loan.
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
On December 17, 2013, we also entered into a Registration Rights Agreement with the guarantors and Barclays Capital Inc., as representative of the several initial purchasers named therein. Under the Registration Rights Agreement, the Company and the guarantors agreed to use their commercially reasonable efforts to file with the SEC a registration statement under the Securities Act so as to allow holders of the Senior Notes to exchange their Senior Notes for the same principal amount of a new issue of notes, or the Exchange Notes, with identical terms, except that the Exchange Notes will not be subject to certain restrictions on transfer or to any increase in annual interest rate. If the exchange offer is not completed on or before the date that is 365 days after December 17, 2013, we will be required to pay additional interest to the holders of the Senior Notes. We were in compliance with all covenants contained in the Senior Notes Indenture at June 30, 2014.
Convertible Notes
In October 2012, we closed on a registered underwritten public offering of $290.0 million Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per year, and mature on November 1, 2019.
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
As market conditions warrant, we may from time to time, subject to limitations as stated in our 2013 Secured Credit Facilities, repurchase debt securities issued by us, in the open market, in privately negotiated transactions, by tender offer or otherwise.
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
The Residual Trusts, with the exception of Trust 2011-1 contain delinquency and loss triggers, that, if exceeded, allocate any excess cash flows to paying down the outstanding mortgage-backed notes for that particular trust at an accelerated pace. Assuming no servicer triggering events have occurred and the overcollateralization targets have been met, any excess cash from these trusts is released to us. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by us, until all amounts due on the senior notes are fully paid.

Since January 2008 and February 2014, respectively, Trust 2006-1 and Trust VII have exceeded certain triggers and have not provided any excess cash flow to us. However, in April 2014, Trust 2006-1 passed the delinquency rate trigger while Trust VII began to pass the cumulative loss rate trigger. Nonetheless, Trust 2006-1 continued to fail the cumulative loss rate trigger and, therefore, can not provide excess cash flow to us. However, residual cash flow from Trust VII is allowed to flow to us. In addition, from September 2012 to February 2013, Trust 2005-1 exceeded the delinquency trigger level of 8.00%. At March 31, 2013, the delinquency rate for Trust 2005-1 was cured and remains cured at June 30, 2014 allowing residual cash flows to now flow to us. Provided below is a table summarizing the unpaid principal balance of the outstanding mortgage-backed debt and the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts (dollars in thousands):

	Unpaid Principal Balance(1)	Delinquency Trigger	Delinquency Rate		Cumulative Loss Trigger	Cumulative Loss Rate
			June 30, 2014	December 31, 2013		June 30, 2014	December 31, 2013
Mid-State Trust IV	$47,356	(2)	—	—	10.00%	4.39%	4.38%
Mid-State Trust VI	69,418	8.00%	2.44%	3.15%	8.00%	5.41%	5.36%
Mid-State Trust VII	74,244	8.50%	2.69%	2.98%	1.50%	0.72%	1.43%
Mid-State Trust VIII	81,297	8.50%	3.00%	3.66%	1.50%	0.46%	1.37%
Mid-State Trust X	140,878	8.00%	3.46%	3.70%	8.00%	7.42%	7.60%
Mid-State Trust XI	124,168	8.75%	3.46%	3.55%	8.75%	6.75%	6.52%
Mid-State Capital Corporation 2004-1 Trust	111,043	8.00%	4.18%	4.67%	8.00%	3.81%	3.67%
Mid-State Capital Corporation 2005-1 Trust	125,712	8.00%	6.31%	6.66%	7.00%	4.75%	4.46%
Mid-State Capital Corporation 2006-1 Trust	138,947	8.00%	7.79%	8.85%	7.00%	8.45%	8.02%
Mid-State Capital Trust 2010-1	169,659	10.50%	8.32%	8.69%	5.50%	3.41%	2.78%
WIMC Capital Trust 2011-1	70,130	(2)	—	—	(2)	—	—
_________

(1)	Represents unpaid principal balance of the outstanding mortgage-backed debt.

(2)	Relevant trigger is not applicable per the underlying trust agreements.
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. At June 30, 2014 and December 31, 2013, the total unpaid principal balance of mortgage-backed debt was $1.8 billion and $1.9 billion, respectively.
At June 30, 2014, mortgage-backed debt was collateralized by $2.3 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.9 million. We expect to finance the capital required to exercise the mandatory clean-up call primarily through asset-backed financing alone or in combination with additional issuances of equity and/or corporate indebtedness; however, there can be no assurance that we will be able to obtain financing through the capital markets when needed. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.
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
Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through July 2015 from Fannie Mae. In addition, we have provided a guarantee whereby we guarantee the performance and obligations of RMS under the Ginnie Mae HMBS Program. In the event that we fail to honor this guarantee, Ginnie Mae could terminate RMS’ status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’ servicing rights associated with reverse loans guaranteed by Ginnie Mae HMBS. Ginnie Mae has continued to affirm RMS’ current commitment authority to issue HMBS.
We have also provided guarantees dated May 31, 2013 for RMS and March 17, 2014 for Green Tree Servicing.  Pursuant to the RMS guarantee, we agreed to guarantee all of the obligations required to be performed or paid by RMS under RMS's mortgage selling and servicing contract or any other agreement between Fannie Mae and RMS relating to mortgage loans or participation interests that RMS delivers or has delivered to Fannie Mae or services or has serviced for, or on behalf of, Fannie Mae. RMS does not currently sell loans to Fannie Mae. Pursuant to the Green Tree Servicing guarantee, we agreed to guarantee all of the servicing obligations required to be performed or paid by Green Tree Servicing under Green Tree Servicing's mortgage selling and servicing agreement, the Fannie Mae selling and servicing guides, or any other agreement between Fannie Mae and Green Tree Servicing. We also agreed to guarantee all selling representations and warranties Green Tree Servicing has assumed, or may in the future assume, in connection with Green Tree Servicing's purchase of mortgage servicing rights related to Fannie Mae loans. We do not guarantee Green Tree Servicing's obligations relating to the selling representations and warranties made or assumed by Green Tree Servicing in connection with the sale and/or securitization of mortgage loans to and/or by Fannie Mae.
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
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2014	2013	Variance
Cash flows provided by (used in) operating activities:
Net income adjusted for non-cash operating activities	$26,808	$(149,144)	$175,952
Changes in assets and liabilities	(103,704)	(399,466)	295,762
Net cash provided by (used in) originations activities (1)	3,054	(1,505,870)	1,508,924
Cash flows used in operating activities	(73,842)	(2,054,480)	1,980,638
Cash flows used in investing activities	(712,851)	(2,682,985)	1,970,134
Cash flows provided by financing activities	598,149	4,828,031	(4,229,882)
Net increase (decrease) in cash and cash equivalents	$(188,544)	$90,566	$(279,110)
_________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sale and payments.

Operating Activities
Cash used in operating activities of $73.8 million for the six months ended June 30, 2014 decreased $2.0 billion from $2.1 billion in 2013. The primary uses of cash for operating activities in 2014 were purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net income adjusted for non-cash items. Net cash of $3.1 million was provided by purchases, originations and sales activity of residential loans held for sale related to the forward loans originations business. We used $103.7 million in operating working capital largely as a result of an increase in servicer and protective advances during the first six months of 2014.
Net cash used in operating activities was $2.1 billion for the six months ended June 30, 2013. The primary uses of cash from operating activities were purchases, originations and sales activity of residential loans held for sale and net income adjusted for non-cash items. The net cash used in operating activities in 2013 was primarily due to the ramp up of our originations activities which resulted in $5.3 billion used in originations and acquisitions of residential loans offset by $3.8 billion in proceeds from sales of residential loans.
Investing Activities
Net cash used in investing activities of $712.9 million for the six months ended June 30, 2014 decreased $2.0 billion from $2.7 billion in 2013. Our Reverse Mortgage segment purchases, originates, and securitizes reverse mortgage loans. We fund these activities through master repurchase agreements, which are presented as financing activities as required by GAAP. The securitizations of reverse mortgages are legally structured as sales, but for accounting purposes are treated as financings under the applicable accounting guidance. As a result, the HMBS related obligation is also presented as a financing activity as required by GAAP. Cash used for purchases and originations of reverse loans held for investment, net of payments received decreased during the first six months of 2014 compared to 2013 by $1.2 billion as a result of a decrease in new origination volume in our reverse mortgage operations. Cash paid for business acquisitions and purchases of servicing rights also decreased $746.2 million during the first six months of 2014 compared to 2013.
Net cash used in investing activities was $2.7 billion for the six months ended June 30, 2013. For the six months ended June 30, 2013, the primary uses of cash were $1.9 billion for purchases and originations of reverse residential loans held for investment, $478.1 million in payments for the acquisitions of the ResCap net assets and the Ally Bank net assets as well as acquisitions of servicing rights of $537.3 million, which includes the BOA asset purchase. During the same period, the primary sources of cash provided by investing activities were the principal payments received from borrowers on our residential loans held for investment of $225.7 million and net cash proceeds from sales of real estate owned of $13.8 million.
Financing Activities
Net cash provided by financing activities of $598.1 million for the six months ended June 30, 2014 decreased $4.2 billion from $4.8 billion in 2013. The primary sources of cash in 2014 related to securing cash for our originations, reverse mortgage and servicing businesses. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations decreased $1.3 billion as a result of a decrease in new origination volume in our reverse mortgage operations. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business decreased $568.3 million primarily as a result of the lack of funding of advances associated with bulk servicing right acquisitions in the first six months of 2014 compared to 2013. Net cash borrowings on master repurchase agreements decreased $1.4 billion due to a decline in origination volumes in both our forward mortgage originations business and reverse mortgage originations business. As discussed above, the originations of forward and reverse loans are included in operating and investing activities, respectively. Net cash generated from corporate debt financing activities decreased $982.5 million as a result of additional incremental borrowings under our 2012 Term Loan during the first six months of 2013 with no comparable borrowings during the first six months of 2014.
Net cash provided by financing activities was $4.8 billion for the six months ended June 30, 2013. For the six months ended June 30, 2013, the primary sources of cash were $1.0 billion in proceeds from issuance of corporate debt, net of debt issuance costs, $2.0 billion in proceeds from securitizations of reverse loans, $637.5 million in issuances of servicing advance liabilities, net of related payments, and $1.5 billion in net borrowings of master repurchase agreements. During the same period, the primary uses of cash for financing activities were the payments on HMBS related obligations of $155.3 million and $100.0 million in payments on mortgage-backed debt.
Credit Risk Management
Credit risk is the risk that we will not fully collect the principal we have invested due to borrower defaults. We manage the credit risk associated with our residential loan portfolio through monitoring of existing loans, early identification of problem loans, and timely resolution of problems.

Residential Loans Held For Investment
We are subject to credit risk associated with the residual interests that we own in the consolidated Residual Trusts as well as with the unencumbered forward loans held in our portfolio, both of which are recognized as residential loans at amortized cost, net on our consolidated balance sheets. We do not currently own residual interests in the Non-Residual Trusts and we consider our credit risk with regard to these trusts to be insignificant. However, we have assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to a certain amount of credit risk associated with the purchased residential loans when the calls are exercised, which is when each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.9 million.
Our reverse loans are insured by the FHA. Although performing and nonperforming loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However we consider these amounts to be insignificant. Refer to additional information on reverse loan securitizations in the Liquidity and Capital Resources – Reverse Mortgage Origination Business section above and foreclosures of reverse loans at the Real Estate Market Risk section below. As a result of minimal or no severity, credit risk associated with the Non-Residual Trusts and reverse loans is not discussed further in this section.
At June 30, 2014, the carrying value of our held for investment residential loan portfolio that exposes us to credit risk was $1.4 billion. These loans are held primarily by our Loans and Residuals segment. The carrying value of residential loans and other collateral of the Residual Trusts total $1.4 billion and is permanently financed with $1.2 billion of mortgage-backed debt. Our credit exposure of $270.8 million associated with the Residual Trusts, which is calculated as the difference between the assets and liabilities of these VIEs, approximates our residual interests in these trusts.
The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans. These loans had an unpaid principal balance of $1.5 billion at June 30, 2014 and December 31, 2013. In addition, 3.90% and 4.07% of these loans were 90 days or more past due at June 30, 2014 and December 31, 2013, respectively. While we feel that our underwriting and servicing with regard to these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.
Residential Loans Held For Sale
We are subject to credit risk associated with forward loans that we purchase and originate during the period of time prior to the sale of these loans. We consider our credit risk associated with these loans to be insignificant as we hold the loans for a short period of time, typically less than 20 days, and the market for these loans continues to be highly liquid.
We sell our loans on a nonrecourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The outstanding unpaid principal balance of loans sold by us represents the maximum potential exposure related to representation and warranty provisions. Refer to additional information regarding sales of forward loans in Note 5 of our Consolidated Financial Statements.
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
The Company held real estate owned, net of $43.8 million, $34.2 million and $1.1 million in the Reverse Mortgage and Loans and Residuals segments, and Other non-reportable segment, respectively, at June 30, 2014. The Company held real estate owned, net of $27.0 million, $45.3 million and $1.3 million in the Reverse Mortgage and Loans and Residuals segments, and Other non-reportable segment, respectively, at December 31, 2013.
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

Glossary of Terms
This Glossary of Terms includes acronyms and defined terms that are used throughout this Quarterly Report on Form 10-Q.

2012 Revolver	$125 million senior secured revolving credit facility entered into on November 28, 2012

2012 Term Loan	$700 million senior term loan facility entered into on November 28, 2012

2013 Revolver	$125 million senior secured revolving credit facility entered into on December 19, 2013

2013 Term Loan	$1.5 billion senior secured first lien term loan entered into on December 19, 2013

2013 Secured Credit Facilities	2013 Term Loan and 2013 Revolver, collectively

Adjusted EBITDA	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, a non-GAAP measure

Adjusted Pre-Tax Earnings (Loss)	Adjusted Pre-Tax Earnings or Loss, a Non-GAAP measure

Advisers Act	Investment Advisers Act of 1940, as amended

ARM	Asset Receivables Management

ASIC	American Security Insurance Company

BOA	Bank of America, N.A.

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

CFE	Collateralized financing entity

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Also referred to as "post charge-off deficiency balances"

CID	Civil investigative demand

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes sold in a registered underwritten public offering on October 23, 2012

Ditech	Ditech Mortgage Corp, an indirect wholly-owned subsidiary of the Company

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Early Advance Reimbursement	Formerly referred to as Servicing Advance Reimbursement Agreement

EITF	Emerging Issues Task Force

EverBank	EverBank Financial Corp

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FinCEN	Financial Crimes Enforcement Network

Forward loans/mortgages	Forward mortgage loans and residential retail installment agreements

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

Green Tree	GTCS Holdings LLC, an indirect wholly-owned subsidiary of the Company

Green Tree Servicing	Green Tree Servicing LLC, an indirect wholly-owned subsidiary of the Company

GSE	Government-sponsored entity

GTIM	Green Tree Investment Management LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HMBS	Home Equity Conversion Mortgage-Backed Securities

HUD	U.S. Department of Housing and Urban Development

IRLC	Interest rate lock commitment

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

Marix	Marix Servicing, LLC, an indirect wholly-owned subsidiary of the Company

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MetLife Bank	MetLife Bank, N.A.

Monitor	Monitor under the National Mortgage Settlement

MSR	Mortgage servicing rights

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NY DFS	New York State Department of Financial Services

NYSE	New York Stock Exchange

OTS	Office of Thrift Supervision

Receivables Loan Agreement	$75 million facility entered into on May 2, 2012

REIT	Real estate investment trust

ResCap	Residential Capital LLC

Residential loans	Residential mortgage loans, including forward mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

Reverse loans/mortgages	Reverse mortgage loans, including HECMs

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

RMSA	Reverse Mortgage Stabilization Act of 2013

RSU	Restricted stock units

S1L	Security One Lending, an indirect wholly-owned subsidiary of the Company, now known as Ditech

SEC	U.S. Securities and Exchange Commission

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes issued on December 17, 2013
Servicer and Protective Advance

Financing Facilities	The Company's interests in financing entities that acquire servicer and protective advances from certain wholly-owned subsidiaries

Trust 2005-1	Mid-State Capital Corporation 2005-1 Trust

Trust 2006-1	Mid-State Capital Corporation 2006-1 Trust

Trust VII	Mid-State Trust VII

Trust Notes	Mortgage-backed and asset-backed notes issued by the Residual Trusts, which consist of both public debt offerings and private offerings

TBAs	To-be-announced securities

TSR	Total shareholder return

UPB	Unpaid principal balance

U.S.	United States of America

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

WCO Target Assets
Assets in which WCO can invest, including excess servicing spread related to MSRs, forward MSRs, forward and reverse residential whole loans, reverse MSRs (to the extent available and consistent with the real estate investment trust rules), agency reverse mortgage backed securities and other real estate related securities and related derivatives

York	York Capital Management Global Advisors, LLC

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
The following table summarizes the estimated change in the fair value of our servicing rights carried at fair value and residential loans held for sale and related derivatives given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	June 30, 2014
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Increase (decrease) in assets
Residential loans held for sale	$26,238	$14,396	$(15,953)	$(33,481)
Servicing rights carried at fair value	(184,143)	(90,277)	88,362	173,522
Other assets (freestanding derivatives)(1)	41,124	24,533	(30,046)	(64,295)
Total change in assets	(116,781)	(51,348)	42,363	75,746

Increase (decrease) in liabilities
Payables and accrued liabilities (freestanding derivatives)(1)	72,321	39,974	(44,593)	(93,945)
Total change in liabilities	72,321	39,974	(44,593)	(93,945)
Net change	$(189,102)	$(91,322)	$86,956	$169,691
_______
(1) Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used June 30, 2014 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
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

An integral component of our interest rate risk management strategy is our use of freestanding derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates that affect the value of our IRLCs and forward loans held for sale. The derivatives utilized to hedge the interest rate risk are forward sales commitments, which are forward sales of agency TBAs. These TBAs are primarily used to fix the forward sales price that will be realized upon the sale of the mortgage loans into the secondary market.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We and our current and former officers and employees are involved in litigation, investigations and claims arising out of the normal conduct of our business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims, proposed settlements and assessments of pending or threatened litigation. These accruals are recorded when the costs are determined to be probable and are reasonably estimable. Facts and circumstances may change that could cause the actual liabilities to exceed the accrued amounts or that may require adjustments to the recorded liability balances in the future. The following is a description of certain litigation and regulatory matters:

•
In response to a CID from the FTC issued in November 2010 and a CID from the CFPB in September 2012, Green Tree Servicing has produced documents and other information concerning a wide range of its loan servicing operations. On October 7, 2013, the CFPB notified Green Tree Servicing that the CFPB’s staff was considering recommending that the CFPB take action against Green Tree Servicing for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree Servicing that they had sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. Our understanding is that the CFPB staff now has authority to commence an action against Green Tree Servicing and that the FTC staff has authority to negotiate and would need further FTC approval to file such an action. In April 2014, Green Tree Servicing began discussions with the FTC and CFPB staffs to determine if a settlement of the proposed action can be achieved. Those discussions are ongoing. The FTC and CFPB staffs have indicated that as part of a settlement, they will seek injunctive relief in relation to Green Tree Servicing’s business practices, civil money penalties and equitable monetary relief of an undetermined amount. We are unable to predict whether a settlement of the proposed action can be achieved on terms acceptable to us, the FTC and the CFPB, and cannot predict the final terms of any such settlement. We cannot provide any assurance that the FTC and/or CFPB will not take legal action against us or that the allegations made by the FTC and/or CFPB or the commencement, settlement or other outcome of any such action will not have a material adverse effect on our reputation, business, business practices, prospects, results of operations or financial condition.

•
On October 2, 2013, we received a subpoena from the Department of Housing and Urban Development, Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECMs serviced or sub-serviced by RMS, and (ii) RMS’ contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. We have produced certain materials to HUD in response to the subpoena. In May 2014, the Department of Justice informed us that it is working with HUD in investigating possible violations by RMS of federal law, including the False Claims Act. We are cooperating with this investigation and have been in contact with representatives of the Department of Justice and HUD. Resolutions of investigations or lawsuits, or findings of liability, under the False Claims Act may result in potentially significant financial consequences, including the payment of up to three times the actual damages sustained by the government and civil penalties. We cannot provide any assurance as to the outcome of the investigations by the Department of Justice and HUD or that any consequences will not have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

•
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint names as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserts federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. The amended complaint alleges that between May 9, 2012 and February 26, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls and financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Green Tree Servicing (including certain of the Company’s business practices that are being reviewed by the FTC and the CFPB), the liabilities associated with the Company’s acquisition of RMS, and RMS's internal controls. The complaint seeks class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and February 26, 2014. We cannot provide any assurance as to the disposition of the complaint or that such disposition will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

•
As various federal and state regulators continue to investigate perceived causes and consequences of the financial crisis, we expect that we may receive general information requests from other agencies. During the second quarter of 2014, we met with a working group representing the attorneys general and regulators of several states as well as representatives of the

Office of the United States Trustee to discuss the business practices of Green Tree. At the meeting, we were informed of concerns about various loan servicing practices, including certain bankruptcy-related matters. We understand that members of this group have initiated an investigation of Green Tree’s loan servicing practices and we expect to receive a CID in the near future. We cannot predict the timing, direction or outcome of any such investigations.

•
As discussed in Note 23 to the Consolidated Financial Statements contained in Part I, Item 1 of this report, Walter Energy is in disputes with the IRS on a number of federal income tax issues. Walter Energy has stated in its public filings that it believes that all of its current and prior tax filing positions have substantial merit and that Walter Energy intends to defend vigorously any tax claims asserted. Under the terms of the tax separation agreement between us and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, we could be responsible for any unpaid amounts.

•
We are, and expect that we will continue to be, involved in litigation, arbitration, investigations, and claims in the ordinary course of business, including purported class actions and other legal proceedings challenging whether certain of our loan servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. These legal proceedings include, among other things, putative class action claims concerning "force-placed insurance," the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, the Fair Credit Reporting Act and other federal and state laws and statutes. The outcome of these legal proceedings is uncertain, and it is possible that adverse results in such proceedings (which could include penalties, punitive damages and injunctive relief affecting our business practices) and the terms of any settlements of such proceedings could have a material adverse effect on our reputation, business, prospects, results of operations or financial condition. In addition, cooperating in, defending and resolving these legal proceedings may consume significant amounts of management time and attention and could cause us to incur substantial legal, consulting and other expenses and to change our business practices, even in cases where there is no determination that our conduct failed to meet applicable legal or regulatory requirements.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in, or incorporated by reference in, this report, you should carefully review and consider the risks and uncertainties described below and in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which are the risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity, results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in our Annual Report on Form 10-K for the year ended December 31, 2013 constitutes forward-looking information, the risk factors set forth below and in such Annual Report are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
We are required to service some of our mortgage loans in accordance with the National Mortgage Settlement standards, and our failure to meet those standards has harmed, and may continue to harm, our reputation and business.
In connection with our purchase of Fannie Mae MSRs from ResCap on January 31, 2013, we agreed to service the mortgage loans for which the MSRs were acquired in accordance with the servicing standards set forth in a Consent Judgment, the National Mortgage Settlement, filed on April 4, 2012 in a legal proceeding involving ResCap as a party. During initial testing of our adherence to these servicing standards in the calendar quarter ended December 31, 2013, we determined that we had exceeded threshold error rates for certain servicing metrics. We have reported our findings to the Monitor, who was appointed under the Consent Judgment and charged with responsibility to determine whether the servicers subject to the NMS are complying with the standards and satisfying the requirements of the Consent Judgment. On May 14, 2014, the Monitor filed a report with the Consent Judgment court, stating that we had potential violations in respect of 8 of the 28 metrics tested (including two relating to bankruptcy filings, two relating to pre-foreclosure matters, and one relating to each of the following: waived fees; vendor management; complaints; and loan modifications). We have since submitted to the Monitor corrective action plans designed to address and cure the root causes of the failed metrics and to prevent future recurrences. These plans have been approved by the Monitor and retesting of the 8 metrics will take place in the calendar quarter ending September 30, 2014. In approving the corrective action plans, the Monitor reached the preliminary conclusion that 3 of our potential violations were widespread, and in accordance with the NMS procedures we have submitted for the Monitor’s review remediation plans for all borrowers affected by the potential violations. We believe this incident has caused us reputational damage and may have adversely affected our business development activities. We cannot predict whether or to what extent our business will be adversely affected by these events, if at all. Further, although we are devoting considerable resources to ensuring that in subsequent testing periods we will be found to have met the NMS requirements, there is no assurance that our corrective action plans will be successful and that we will meet all other NMS requirements. In addition, if in the future we again fail any of the 8 servicing metrics failed in the Monitor's May 14, 2014 report, we may be obligated to indemnify ResCap in the event ResCap is fined or penalized as a result of our conduct.

If we fail to operate our business in compliance with both existing and future requirements, our business, financial condition, liquidity or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, the FTC, HUD, the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing, origination, insurance and collection activities. The GSEs, Ginnie Mae, our business partners and others also subject us to periodic reviews and audits, and we routinely conduct our own internal reviews and audits. These various audits, reviews and examinations of our business and related activities sometimes uncover deficiencies in our compliance with our policies and other requirements to which we are subject. While it is our policy to investigate and remediate any such deficiencies, there can be no assurance that any remedial measures we implement will ensure compliance with applicable policies, laws and regulations or be deemed sufficient by the GSEs, governmental authorities or other interested parties.
In addition, we currently devote substantial resources (including senior management time and attention) to regulatory compliance and regulatory inquiries, and we incur, and expect to continue to incur, significant costs in connection therewith. Our business, financial condition, liquidity or results of operations could be materially and adversely affected by the substantial resources (including senior management time and attention) we devote to, and the significant compliance costs we incur in connection with, compliance and regulatory inquiries, and any fines, penalties or similar payments we make in connection with resolving such matters.
Furthermore, our failure to comply with applicable federal, state and local laws and regulations or to implement and adhere to adequate remedial measures designed to address any identified compliance deficiencies could lead to:

•	the loss of licenses and approvals necessary to operate our business;

•	damage to our reputation in the industry;

•	governmental investigations and enforcement actions;

•	administrative fines and penalties and litigation;

•	civil and criminal liability, including class action lawsuits;

•	a significant increase in compliance costs;

•	a significant increase in the resources (including senior management time and attention) we devote to regulatory compliance and regulatory inquiries;

•	an inability to access new, or a loss of current, liquidity and funding sources necessary to operate our business; and

•	an inability to execute on our business strategy.
Any of these outcomes could materially and adversely affect our business, financial condition, liquidity and results of operations.
Our reputation, business and operations could be adversely affected if there are regulatory compliance failures related to our investment adviser activities.
One of our subsidiaries, GTIM, is a registered investment adviser under the Advisers Act. GTIM provides investment advisory and related services to investment advisory clients. A failure by GTIM to comply with the requirements of the Advisers Act, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage.

We will have to manage the conflicts of interests inherent in the investment allocation commitments we have made to WCO and our own investment objectives. Our failure to deal appropriately with conflicts of interest could damage our reputation, expose us to regulatory risks, and adversely affect our business.

WCO’s investment objectives include the acquisition of WCO Target Assets, which include servicing-related assets of the type that we have historically acquired (or retained) and that we may be interested in acquiring (or retaining) in the future. We have agreed to provide WCO with certain rights of first offer in certain investment opportunities in WCO Target Assets, which could limit our ability to acquire (or retain) such assets ourselves. We have adopted an allocation policy pursuant to which WCO will have certain rights of first offer to invest in certain percentages of WCO Target Assets identified by us or our affiliates while WCO’s management agreement with GTIM is in effect. In addition, we have specific contractual commitments with WCO relating to certain WCO Target Assets we may originate or otherwise create in the future. In order to comply with the allocation policy and these contractual commitments to WCO, we have adopted internal compliance policies and procedures.

Mr. O’Brien, our Chairman and Chief Executive Officer also serves as WCO’s Nonexecutive Chairman, and Mr. Dixon, our Vice Chairman and Chief Investment Officer also serves as Chief Executive Officer, Chief Investment Officer and a member of the board of directors of WCO. Messrs O'Brien and Dixon may have conflicts between their duties to us and our subsidiaries and their duties to WCO. Messrs. Dixon and O’Brien also own shares of us but not WCO, which could create the perception of additional conflicts of interest regarding investment decisions for WCO and us. We have attempted to address these potential conflicts through our internal compliance policies and procedures, our allocation policy and the agreements we negotiated with WCO, although no assurance can be given that conflicts will not nevertheless arise.

Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. It is possible that potential or perceived conflicts could give rise to disagreements with WCO or regulatory enforcement actions as a result of GTIM’s obligations as the investment advisor to WCO. Conflicts of interest may also exist or develop regarding various matters, including decisions about the allocation of specific investment opportunities between us on the one hand and WCO on the other, in situations involving sales of assets by us to WCO, and in situations where we may seek to service mortgage assets held by WCO. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, hamper our ability to raise additional funds, discourage counterparties to do business with us, and damage our investment in WCO. Any such development could have a material adverse effect on our business, financial condition, liquidity and results of operations.

The owners of loans we service or sub-service may, under certain circumstances, transfer our servicing rights or sub-servicing or otherwise terminate our MSR or sub-servicing contracts.
Under the terms of our master servicing agreements (including any amendments and addendums thereto) with GSEs and other customers, our customers have the right to terminate us as the servicer of the loans we service on their behalf if we default pursuant to the terms and conditions of the applicable servicing agreement. In addition, under certain of our agreements the servicing on some or all of the loans can be transferred by our customer, either with or without cause, and in certain of these  instances without us receiving consideration for the transferred servicing rights.
Under our sub-servicing contracts (including any amendments and addendums thereto), the primary servicers for whom we conduct sub-servicing activities have the right to terminate our sub-servicing rights with or without cause, with generally 60 to 90 days’ notice to us. In some instances, the sub-servicing contracts require payment to us of a deboarding fee upon transfer, while in other instances there is little to no consideration paid to us in connection with any transfer or other termination of sub-servicing rights. We expect to continue to seek additional sub-servicing opportunities under terms and conditions which could exacerbate these risks.
If we were to have our servicing or sub-servicing rights transferred or otherwise terminated on a material portion of our servicing portfolio, this could materially and adversely affect our business, financial condition, liquidity and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.
On August 8, 2014, we announced that Keith A. Anderson, our Executive Vice President and Chief Operating Officer, will be separating from the Company on mutually agreed terms. Pursuant to a separation agreement, described in more detail below, Mr. Anderson is expected to remain in his current position with us until the date that is ninety days from the date of the agreement or an earlier date determined by us in our discretion (the “Termination Date”).

In accordance with the terms of the separation agreement, Mr. Anderson has agreed to enter into a consultancy agreement with us for the one-year period after the Termination Date, pursuant to which he will provide requested services to the Company pertaining to the management and operations of our mortgage servicing and origination businesses for a consulting fee of $35,833 per month. The separation agreement provides for the following compensation and benefits, subject to Mr. Anderson’s execution of a general release of claims:

•
an amount, to be pro-rated to the Termination Date, which will be, before pro-ration, equal to no less than the lesser of (i) a fraction of $860,000 which is relative to the 2014 MIP bonuses awarded to certain other executive officers of the Company and (ii) $860,000;

•	a series of lump sum payments to be made in 2015 and 2016 totaling $800,000 in the aggregate;

•	a legacy payment of $50,093.96;

•	the consultancy agreement; and

•
continued vesting with respect to certain equity awards held by Mr. Anderson, as set forth below (the remainder of Mr. Anderson’s equity awards, including 43,859 stock options granted on April 3, 2013 and 49,835 performance shares granted on March 24, 2014, will be forfeited by Mr. Anderson):

Award Date	No. Shares	Award/Option Price	Vest Date
2/28/12	15,857	$20.57	2/28/15
11/1/11	20,000	RSU	11/1/15
3/24/14	8,305	RSU	3/24/16
3/24/14	8,306	RSU	3/24/17

Pursuant to the separation agreement, Mr. Anderson will be bound by customary restrictive covenants, including an agreement not to compete with us during, and for a period of twelve months after, the termination of the consultancy agreement.

The foregoing description of the separation agreement is qualified in its entirety by the terms of the separation agreement, which is incorporated by reference and attached hereto as Exhibit 10.4.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index, which appears immediately following the signature page below, are included or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.

Dated: August 11, 2014	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: August 11, 2014	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

10.1*	(1)	Addendum, effective June 6, 2014, to Mortgage Selling and Servicing Contract, dated March 23, 2005, by and between Fannie Mae and Green Tree Servicing LLC.

10.2	(1)
First Amendment, effective June 1, 2014, to Addendum, effective as of April 1, 2014, to Mortgage Selling and Servicing Contract, dated March 23, 2005, by and between Fannie Mae and GreenTree Servicing LLC.

10.3	(1)
Amendment No. 6 to Amended and Restated Receivables Loan Agreement, dated May 2, 2012, among Green Tree Advance Receivables II LLC, Wells Fargo Bank, National Association, Green Tree Servicing LLC, Wells Fargo Capital Finance, LLC, and various other parties.

10.4 †	(1)	Separation Agreement, dated August 8, 2014, by and between Walter Investment Management Corp. and Keith A. Anderson.

31.1	(1)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(1)	Certification by Mark J. O’Brien and Gary L. Tillett pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	(1)	Walter Investment Management Corp. Press Release dated August 8, 2014.

101	(1)
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2014; (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*
Certain information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

† Constitutes a management contract or compensatory plan or arrangement.

Note	Notes to Exhibit Index

(1)	Filed herewith.