Form 10-K/A
period 2013-12-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2014-08-14
CIK 1040719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10K/A (this “Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “Commission”) on February 27, 2014 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include Exhibit 23, Consent of Ernst & Young LLP, which was inadvertently omitted from the Original Filing.

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

PART IV

ITEM 15.	EXHIBITS

(a) Documents filed as part of this report

(1) The following financial statements were filed as a part of our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014:

•	Report of Independent Registered Certified Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

(2) The following financial statement schedule was filed as a part of our Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014:

•	Schedule I — Financial Information (Parent Company Only) as of December 31, 2013 and 2012 and For the Years Ended December 31, 2013, 2012 and 2011

(b) Exhibits.

The exhibits listed on the accompanying Index to Exhibits are filed herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.

Date:	August 14, 2014	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chief Executive Officer
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. O’Brien Mark J. O’Brien	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 14, 2014

/s/ Steven R. Berrard Steven R. Berrard	Director	August 14, 2014

/s/ Ellyn L. Brown Ellyn L. Brown	Director	August 14, 2014

/s/ Denmar J. Dixon Denmar J. Dixon	Director	August 14, 2014

/s William J. Meurer William J. Meurer	Director	August 14, 2014

/s/ Alvaro G. de Molina Alvaro G. de Molina	Director	August 14, 2014

/s/ James L. Pappas James L. Pappas	Director	August 14, 2014

/s/ Shannon E. Smith Shannon E. Smith	Director	August 14, 2014

/s/ Michael T. Tokarz Michael T. Tokarz	Director	August 14, 2014

/s/ Gary L. Tillett Gary L. Tillett	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 14, 2014

INDEX TO EXHIBITS

Exhibit No.	Note	Description

2.1.1	(1)	Second Amended and Restated Agreement and Plan of Merger dated February 6, 2009 among Walter Industries, Inc., JWH Holding Company, LLC, Walter Investment Management LLC and Hanover Capital Mortgage Holdings, Inc.

2.1.2	(1)	Amendment to the Second Amended and Restated Agreement and Plan of Merger entered into as of February 17, 2009 between Registrant, Walter Industries, Inc., JWH Holding Company, LLC, Walter Investment Management LLC and Hanover Capital Mortgage Holdings, Inc.

2.2.1	(25)	Stock Purchase Agreement dated as of August 31, 2012 by and among Reverse Mortgage Solutions, Inc., Walter Investment Management Corp., JAM Special Opportunities Fund, L.P. and the Other Sellers listed on the Signature Pages thereto.

2.2.2	(28)	Letter of Understanding dated November 1, 2012 relating to the RMS Stock Purchase Agreement.

2.2.3	(28)	Waiver of Closing Conditions and Obligations dated November 1, 2012 relating to the RMS Purchase Agreement.

2.2.4	(28)	Letter Agreement between the Registrant and Robert D. Yeary and the Yeary Family Trust — D dated October 31, 2012 relating to the RMS Purchase Agreement.

2.3.1*	(27)	Asset Purchase Agreement between Ocwen Loan Servicing, LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC and RFC Borrower LLC dated November 2, 2012

2.3.2	(29)	Amendment No. 1, dated November 20, 2012, to Asset Purchase Agreement dated November 2, 2012.

2.4*	(33)	Stock Purchase Agreement (the “Purchase Agreement”) dated December 31, 2012 by and among Walter Investment Management Corp., Security One Lending, JAM Special Opportunities Fund II, L.P., as a stockholder seller (“JAM”) and as the sellers’ representative, and the other sellers listed on the signature pages thereto.

3.1	(36)	Articles of Amendment and Restatement of Registrant effective May 3, 2013.

3.2	(3)	By-Laws of Registrant, effective February 28, 2012.

4.1	(6)	Specimen Common Stock Certificate of Registrant.

4.2	(31)	Subordinated Indenture, dated as of January 13, 2012, between the Registrant and Wells Fargo Bank, National Association, as trustee.

4.3	(25)	First Supplemental Indenture dated as of October 23, 2012 to the Indenture dated January 13, 2012 between the Company and Wells Fargo Bank, National Association, as trustee, and Form of 4.50% Convertible Senior Subordinated Notes due 2019.

4.4	(45)	Indenture, dated as of December 17, 2013, among the Company, the Guarantors and Wells Fargo Bank, National Association as trustee (including form of 7.875% Senior Notes due 2021).

10.1.1†	(2)	1999 Equity Incentive Plan.

10.1.2†	(8)	Amendment No. 1 to the Walter Investment Management Corp. 1999 Equity Incentive Plan.

10.1.3†	(8)	Amendment No. 2 to the Walter Investment Management Corp. 1999 Equity Incentive Plan.

10.2	(4)	Trademark License Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.3	(4)	Transition Services Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.4	(4)	Tax Separation Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.5	(4)	Joint Litigation Agreement between Walter Industries, Inc. and Walter Investment Management LLC dated April 17, 2009.

10.6†	(17)	Form of Executive RSU Award Agreements of Mark J. O’Brien and Charles Cauthen dated April 20, 2009.

10.7†	(9)	Executive RSU Award Agreements of Mark J. O’Brien, Charles Cauthen and Kimberly Perez dated January 4, 2010.

10.8†	(9)	Form of Non-Qualified Option Award Agreements of Mark J. O’Brien, Charles Cauthen and Kimberly Perez dated January 4, 2010.

10.9†	(17)	Form of Director Award Agreement.

10.10†	(7)	Form of Indemnity Agreements dated April 17, 2009 between the Registrant and the following officers and directors: Mark O’Brien, Ellyn Brown, John Burchett, Denmar Dixon, William J. Meurer, Shannon Smith, Michael T. Tokarz, Charles E. Cauthen, Irma Tavares, Del Pulido, William Atkins, William Batik, Joseph Kelly, Jr. and Stuart Boyd.

10.11†	(10)	Employment Agreement between the Registrant and Denmar Dixon dated January 22, 2010.

10.12	(12)	Office Lease by and between NBS Pinnacle 1925/2001 LLC and Marix Servicing. LLC dated June 13, 2007.

10.13†	(19)	Form of Executive RSU Award Agreements dated January 4, 2010 between the Registrant and Stuart D. Boyd and Delio Pulido, respectively.

10.14†	(19)	Non-Qualified Option Award Agreements dated January 4, 2010 between the Registrant and Stuart D. Boyd and Delio Pulido, respectively.

10.15†	(18)	Restricted Stock Unit Agreement between the Registrant and Denmar Dixon dated January 22, 2010.

10.16†	(18)	Nonqualified Option Award Agreement of Denmar Dixon dated January 22, 2010.

10.17†	(19)	Amended and Restated Employment Agreements dated March 15, 2010 between the Registrant and Mark O’Brien, Charles Cauthen and Kimberly Perez, respectively.

10.18†	(12)	Employment Agreement between the Registrant and Stuart D. Boyd dated April 28, 2010.

10.19†	(7)	Form of Indemnity Agreement dated March 3, 2010 between the Registrant and Steven R. Berrard.

10.20	(20)	Supplement No. 1 dated October 28, 2010 to the Indenture dated November 2, 2006 relating to certain asset backed notes between Mid-State Capital Corporation 2006-1 as Issuer and The Bank of New York Mellon (formerly known as The Bank of New York) as Indenture Trustee.

10.21	(5)	Membership Interest Purchase Agreement dated March 25, 2011 by and among GTH LLC, GTCS Holdings LLC and the Company.

10.22†	(35)	Walter Investment Management Corp. 2011 Omnibus Incentive Plan.

10.23†	(14)	Form of Award Agreement dated May 10, 2011 under the Walter Investment Management Corp. 2011 Omnibus Incentive Plan awarding options to purchase Company stock to Mark O’Brien, Charles Cauthen, Denmar Dixon, Kimberly Perez, Stuart Boyd and Delio Pulido.

10.24†	(15)	Employment Agreements between the Registrant and Brian Libman, Keith Anderson and Brian Corey.

10.25	(16)	Form of Lease Agreement for office space for the corporate headquarters of the Company’s Green Tree subsidiary in St. Paul, Minnesota effective September 30, 2011.

10.26†	(16)	Form of Green Tree Executive Severance Plan for Senior Executives entered into by the Company’s Green Tree subsidiary.

10.27†	(16)	Form of Amendment to Employment Agreements dated November 4, 2011 between the Company and Kimberly A. Perez and Stuart D. Boyd, respectively.

10.28	(21)	Securities Purchase Agreement by and between Marathon Asset Management, L.P., Michael O’Hanlon, Marix Servicing LLC, and the Registrant dated August 25, 2010.

10.29†	(22)	Mark O’Brien Contract Amendment dated March 29, 2012.

10.30	(23)	Amended and Restated Receivables Loan Agreement dated May 2, 2012 among Green Tree Advance Receivables II, LLC, as Borrower, Green Tree Servicing LLC, as Administrator, The Financial Institutions From Time to Time Party Hereto, as Lenders, Wells Fargo Bank, National Association as Calculation Agent, Verification Agent, Account Bank and Securities Intermediary and Wells Fargo Capital Finance, LLC, as Agent.

10.30.1	(48)	Amendment No. 1 to Amended and Restated Receivables Loan Agreement among Green Tree Advance Receivable II and Wells Fargo

10.30.2	(48)	Amendment No. 2 to Amended and Restated Receivables Loan Agreement among Green Tree Advance Receivable II and Wells Fargo

10.30.3	(48)	Amendment No. 3 to Amended and Restated Receivables Loan Agreement among Green Tree Advance Receivable II and Wells Fargo

10.30.4	(48)	Amendment No. 4 to Amended and Restated Receivables Loan Agreement among Green Tree Advance Receivable II and Wells Fargo

10.30.5	(48)	Amendment No. 5 to Amended and Restated Receivables Loan Agreement among Green Tree Advance Receivable II and Wells Fargo

10.31.1	(33)	Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) and Addendum to Mortgage Selling and Servicing Contract effective March 8, 2005, by and between Fannie Mae and Green Tree Servicing LLC.

10.31.2	(24)	Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective July 1, 2012, by and between Fannie Mae and Green Tree Servicing LLC.

10.31.3**	(33)	First Amendment to Addendum to Mortgage Selling and Services Contract (Early Advance Funding Agreement) effective January 3, 2013.

10.31.4**	(33)	Second Amendment to Addendum to Mortgage Selling and Services Contract (Early Advance Funding Agreement) effective January 31, 2013.

10.31.5	(34)	Third Amendment to the Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective April 1, 2013.

10.31.6	(38)	Fourth Amendment to Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective June 30, 2013.

10.31.7**	(42)	Fifth Amendment to Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective August 1, 2013.

10.31.8**	(48)	Sixth Amendment to Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement) effective December 31, 2013.

10.32*	(28)	Joint Bidding Agreement between the Registrant and Ocwen Loan Servicing LLC dated October 19, 2012.

10.33.1	(30)	Credit Agreement among the Company, the lenders party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other parties party thereto dated November 28, 2012.

10.33.2	(32)	Amendment No. 1, Incremental Amendment and Joinder Agreement, dated January 31, 2013 relating to the Credit Agreement, dated November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.

10.33.3	(33)	Form of Amendment No. 2 to Credit Agreement dated March 14, 2013 relating to the Credit Agreement dated as of November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.

10.33.4	(37)	Amendment No. 3, Incremental Amendment and Joinder Agreement, dated as of June 6, 2013 relating to the Credit Agreement, dated November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.

10.33.5	(39)	Amendment No. 1, dated as of July 17, 2013, to Amendment No. 3, Incremental Amendment and Joinder Agreement, to the Credit Agreement, dated as of November 28, 2012, among Walter Investment Management Corp., the lenders set forth on the signature pages thereto, Credit Suisse AG, as administrative agent and collateral agent, and the guarantor parties set forth on the signature pages thereto.

10.33.6	(40)	Amendment No. 4, Incremental Amendment and Joinder Agreement, dated as of July 23, 2013, to the Credit Agreement, dated as of November 28, 2012, among Walter Investment Management Corp., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Additional Lender, and the guarantor parties set forth on the signature pages thereto.

10.33.7	(43)	Amendment No. 5 dated September 5, 2013, to the Registrant’s Credit Agreement dated November 28, 2012.

10.34	(33)	Mortgage Servicing Rights Purchase and Sale Agreement dated January 6, 2013 by and between Green Tree Servicing LLC, as purchaser, and Bank of America, National Association, as seller.

10.35†	(41)	Separation Agreement, Waiver and General Release, dated July 29, 2013, by and between Walter Investment Management Corp. and Brian Libman.

10.36†	(44)	Separation Agreement dated October 1, 2013 by and between the Registrant and Charles E. Cauthen

10.37	(46)	Registration Rights Agreement, dated as of December 17, 2013, among the Company, the Guarantors and Barclays Capital Inc., as representative of the initial purchasers named therein.

10.38	(47)	Credit Agreement dated December 19, 2013, among Walter Investment Management Corp., Credit Suisse AG, as administrative agent and collateral agent, the lenders from time to time party thereto and the other parties thereto.

10.39	(48)	Employment Agreement between the Company and Gary Tillett dated January 28, 2013.

21	(48)	Subsidiaries of the Registrant

23	(49)	Consent of Ernst & Young LLP.

31.1	(49)	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(49)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(48)	Certification by Mark J. O’Brien and Charles E. Cauthen pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(48)	XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*	The Company hereby undertakes to furnish supplementally a copy of any omitted schedule, annex or exhibit to the U.S. Securities and Exchange Commission upon request.
**	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
†	Constitutes a management contract or compensatory plan or arrangement.

Note	Notes to Exhibit Index

(1)	Incorporated herein by reference to the Annexes to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009.

(2)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2012.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2009.

(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 30, 2011.

(6)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 15, 2009.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on August 14, 2009.

(8)	Incorporated by reference to the Exhibits to the Registrant’s Registration Statement on Form S-8, Registration No. 333-160743, as filed with the Securities and Exchange Commission on July 22, 2009.

(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2010.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2010.

(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 5, 2011.

(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 8, 2011.

(13)	Incorporated herein by reference to the Registrant’s 2011 Definitive Proxy Statement as filed with the Securities and Exchange Commission on May 12, 2011.

(14)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 16, 2011.

(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on August 8, 2011.

(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the Securities and Exchange Commission on November 8, 2011.

(17)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 5, 2009.

(18)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 28, 2010.

(19)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on May 5, 2010.

(20)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as filed with the Securities and Exchange Commission on November 3, 2010.

(21)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2010.

(22)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 3, 2012.

(23)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the Securities and Exchange Commission on May 9, 2012.

(24)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2012.

(25)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2012.

(26)	Incorporated herein by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2012.

(27)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 8, 2012.

(28)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 as filed with the Securities and Exchange Commission on November 8, 2012.

(29)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2012.

(30)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 4, 2012.

(31)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2012.

(32)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013.

(33)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013.

(34)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2013.

(35)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013.

(36)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as filed with the Securities and Exchange Commission on May 10, 2013.

(37)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2013.

(38)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2013.

(39)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2013.

(40)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2013.

(41)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013.

(42)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2013.

(43)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2013.

(44)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2013.

(45)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013.

(46)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013.

(47)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013.

(48)	Filed with the Original Filing.

(49)	Filed herewith.