Form 10-Q
period 2014-09-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2014-11-06
CIK 1040719

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
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 37,710,133 shares of common stock outstanding as of October 31, 2014.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$325,912	$491,885
Restricted cash and cash equivalents	746,826	804,803
Residential loans at amortized cost, net (includes $11,675 and $14,320 in allowance for loan losses at September 30, 2014 and December 31, 2013, respectively)	1,335,147	1,394,871
Residential loans at fair value	11,423,751	10,341,375
Receivables, net (includes $29,933 and $43,545 at fair value at September 30, 2014 and December 31, 2013, respectively)	238,977	319,195
Servicer and protective advances, net (includes $85,135 and $52,238 in allowance for uncollectible advances at September 30, 2014 and December 31, 2013, respectively)	1,665,307	1,381,434
Servicing rights, net (includes $1,491,812 and $1,131,124 at fair value at September 30, 2014 and December 31, 2013, respectively)	1,634,061	1,304,900
Goodwill	575,468	657,737
Intangible assets, net	107,885	122,406
Premises and equipment, net	134,505	155,847
Other assets (includes $54,205 and $62,365 at fair value at September 30, 2014 and December 31, 2013, respectively)	254,123	413,076
Total assets	$18,441,962	$17,387,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $22,225 and $26,571 at fair value at September 30, 2014 and December 31, 2013, respectively)	$617,071	$494,139
Servicer payables	671,711	735,225
Servicing advance liabilities	1,048,732	971,286
Warehouse borrowings	1,133,422	1,085,563
Excess servicing spread liability at fair value	73,046	—
Corporate debt	2,268,565	2,272,085
Mortgage-backed debt (includes $671,620 and $684,778 at fair value at September 30, 2014 and December 31, 2013, respectively)	1,797,302	1,887,862
HMBS related obligations at fair value	9,618,398	8,652,746
Deferred tax liability, net	96,175	121,607
Total liabilities	17,324,422	16,220,513

Commitments and contingencies (Note 23)

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 37,710,133 and 37,377,274 shares at September 30, 2014 and December 31, 2013, respectively	377	374
Additional paid-in capital	597,659	580,572
Retained earnings	519,217	585,572
Accumulated other comprehensive income	287	498
Total stockholders' equity	1,117,540	1,167,016
Total liabilities and stockholders' equity	$18,441,962	$17,387,529

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

	September 30, 2014	December 31, 2013
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$75,133	$59,080
Residential loans at amortized cost, net	1,314,847	1,377,711
Residential loans at fair value	599,116	587,265
Receivables at fair value	29,933	43,545
Servicer and protective advances, net	108,481	75,481
Other assets	44,259	56,254
Total assets	$2,171,769	$2,199,336

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$7,764	$8,472
Servicing advance liabilities	108,702	67,905
Mortgage-backed debt (includes $671,620 and $684,778 at fair value at September 30, 2014 and December 31, 2013, respectively)	1,797,302	1,887,862
Total liabilities	$1,913,768	$1,964,239
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Net servicing revenue and fees	$163,411	$218,731	$477,179	$613,046
Net gains on sales of loans	127,515	153,710	376,160	468,104
Interest income on loans	33,451	35,702	102,091	109,396
Net fair value gains on reverse loans and related HMBS obligations	25,268	30,476	69,440	93,995
Insurance revenue	14,566	28,896	57,760	64,480
Other revenues	21,789	21,652	87,031	50,639
Total revenues	386,000	489,167	1,169,661	1,399,660

EXPENSES
Salaries and benefits	147,278	150,253	428,677	402,268
General and administrative	143,445	128,443	394,651	341,595
Interest expense	76,722	75,017	226,261	197,449
Depreciation and amortization	17,918	17,757	54,953	51,704
Goodwill impairment	—	—	82,269	—
Other expenses, net	4,160	3,386	8,363	7,633
Total expenses	389,523	374,856	1,195,174	1,000,649

OTHER GAINS (LOSSES)
Other net fair value gains	16,794	6,507	15,823	6,902
Other	(590)	—	(590)	—
Total other gains	16,204	6,507	15,233	6,902

Income (loss) before income taxes	12,681	120,818	(10,280)	405,913
Income tax expense	83,484	48,129	56,075	162,243
Net income (loss)	$(70,803)	$72,689	$(66,355)	$243,670

Comprehensive income (loss)	$(71,023)	$72,658	$(66,566)	$243,616

Net income (loss)	$(70,803)	$72,689	$(66,355)	$243,670

Basic earnings (loss) per common and common equivalent share	$(1.88)	$1.93	$(1.76)	$6.49
Diluted earnings (loss) per common and common equivalent share	(1.88)	1.90	(1.76)	6.37

Weighted-average common and common equivalent shares outstanding — basic	37,707	36,973	37,604	36,926
Weighted-average common and common equivalent shares outstanding — diluted	37,707	37,675	37,604	37,634
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2014	37,377,274	$374	$580,572	$585,572	$498	$1,167,016
Net loss	—	—	—	(66,355)	—	(66,355)
Other comprehensive loss, net of tax	—	—	—	—	(211)	(211)
Share-based compensation	—	—	11,571	—	—	11,571
Excess tax benefit on share-based compensation	—	—	46	—	—	46
Issuance of shares under incentive plans	332,859	3	5,470	—	—	5,473
Balance at September 30, 2014	37,710,133	$377	$597,659	$519,217	$287	$1,117,540
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$(66,355)	$243,670

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(69,440)	(93,995)
Amortization of servicing rights	31,527	33,312
Change in fair value of servicing rights	182,022	(69,299)
Non-Residual Trusts net fair value gains	(9,378)	(2,161)
Other net fair value losses	1,829	4,944
Accretion of discounts on residential loans and advances	(11,961)	(13,476)
Accretion of discounts on debt and amortization of deferred debt issuance costs	14,576	15,480
Amortization of master repurchase agreements deferred issuance costs	5,251	4,526
Amortization of servicing advance liabilities deferred issuance costs	5,110	190
Provision for uncollectible advances	41,381	20,010
Depreciation and amortization of premises and equipment and intangible assets	54,953	51,704
Non-Residual Trusts losses on real estate owned, net	379	887
Other gains on real estate owned, net	(1,540)	(1,867)
Provision (benefit) for deferred income taxes	(25,771)	55,429
Share-based compensation	11,571	9,801
Purchases and originations of residential loans held for sale	(13,728,216)	(11,358,165)
Proceeds from sales of and payments on residential loans held for sale	13,881,782	10,300,852
Net gains on sales of loans	(376,160)	(468,104)
Goodwill impairment	82,269	—
Other	646	2,770

Changes in assets and liabilities
Decrease (increase) in receivables	69,049	(5,704)
Increase in servicer and protective advances	(161,355)	(845,247)
Increase in other assets	(2,584)	(66,937)
Increase in payables and accrued liabilities	85,371	140,224
Increase (decrease) in servicer payables	(8,408)	682
Cash flows provided by (used in) operating activities	6,548	(2,040,474)

	For the Nine Months Ended September 30,
	2014	2013
Investing activities
Purchases and originations of reverse loans held for investment	(1,041,836)	(2,367,622)
Principal payments received on reverse loans held for investment	382,015	244,795
Principal payments received on forward loans related to Residual Trusts	77,664	81,912
Principal payments received on forward loans related to Non-Residual Trusts	44,365	46,516
Payments received on charged-off loans held for investment	8,623	—
Payments received on receivables related to Non-Residual Trusts	7,676	11,379
Cash proceeds from sales of real estate owned, net related to Residual Trusts	8,560	5,882
Cash proceeds from sales of real estate owned, net related to Non-Residual Trusts and other	26,786	15,447
Purchases of premises and equipment	(17,346)	(26,420)
Decrease (increase) in restricted cash and cash equivalents	4,822	(6,832)
Payments for acquisitions of businesses, net of cash acquired	(195,307)	(478,084)
Acquisitions of servicing rights	(172,775)	(560,855)
Sales of servicing rights	9,499	—
Acquisitions of charged-off loans held for investment	(64,548)	—
Other	(11,569)	(1,120)
Cash flows used in investing activities	(933,371)	(3,035,002)

Financing activities
Proceeds from issuance of corporate debt, net of debt issuance costs	—	1,060,300
Payments on corporate debt	(13,150)	(62,060)
Proceeds from securitizations of reverse loans	1,159,757	2,622,583
Payments on HMBS related obligations	(439,526)	(270,410)
Issuances of servicing advance liabilities	929,216	1,284,158
Payments on servicing advance liabilities	(851,771)	(550,162)
Net change in warehouse borrowings related to forward loans	66,433	1,287,300
Net change in warehouse borrowings related to reverse loans	(18,574)	(177,926)
Proceeds from sale of excess servicing spread	75,426	—
Payments on excess servicing spread liability	(2,205)	—
Other debt issuance costs paid	(14,054)	(7,269)
Payments on mortgage-backed debt related to Residual Trusts	(77,468)	(84,419)
Payments on mortgage-backed debt related to Non-Residual Trusts	(58,229)	(65,930)
Other	4,995	2,612
Cash flows provided by financing activities	760,850	5,038,777

Net decrease in cash and cash equivalents	(165,973)	(36,699)
Cash and cash equivalents at beginning of the period	491,885	442,054
Cash and cash equivalents at end of the period	$325,912	$405,355
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Walter Investment Management Corp., or the Company or Walter Investment, is a fee-based services provider to the residential mortgage industry focused primarily on providing specialty servicing for credit-sensitive forward residential mortgages, as well as reverse mortgages and higher credit-quality performing forward residential mortgages. The Company also originates, purchases, and sells mortgage loans into the secondary market. In addition, the Company is a mortgage portfolio owner of credit-challenged, non-conforming residential loans and reverse mortgage loans and operates an insurance agency serving residential loan borrowers. The Company operates throughout the U.S. At September 30, 2014, the Company serviced approximately 2.3 million accounts compared to 2.1 million accounts at December 31, 2013.
Certain acronyms and terms used throughout these notes are defined in the Glossary of Terms in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Interim Financial Reporting
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Warehouse borrowings under the Company's master repurchase agreements were separated from corporate debt on the consolidated balance sheet. The provision for loan losses associated with the Company's residential loans carried at amortized cost is now included in other expenses, net on the consolidated statements of comprehensive income (loss).
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

In April 2014, the FASB issued an accounting standards update which changes the criteria for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of, or is classified as held for sale, and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Major strategic shifts include disposals of a significant geographic area or line of business. The new standard allows an entity to have significant continuing involvement and cash flows with the discontinued operation. The standard requires expanded disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This new guidance is effective for annual reporting periods beginning on or after December 15, 2015, and interim periods within those annual periods with early adoption permitted only for disposals (or classifications as held for sale) that have not been previously reported. The Company is currently evaluating the effect, if any, the guidance will have on its consolidated financial statements.
In May 2014, the FASB issued guidance that supersedes most revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. The guidance also supersedes most industry specific guidance but does exclude insurance contracts and financial instruments. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2016. Entities have the option of using either a full retrospective application or a modified retrospective application to adopt the guidance. Early adoption is not permitted. The Company is currently evaluating the effect, if any, the guidance will have on its consolidated financial statements, including the method it will choose for adoption.
In June 2014, the FASB issued an accounting standards update which, amongst other things, modifies the accounting for repurchase financings which represent the concurrent transfer of a financial asset and the execution of a repurchase agreement with the same counterparty. Under the new guidance, the transfer and repurchase agreement are accounted for separately with the repurchase agreement accounted for as a secured borrowing. This new guidance is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with early adoption permitted. Upon adoption, the accounting for all outstanding repurchase financing transactions is to be adjusted through a cumulative-effect adjustment to retained earnings. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements as the Company currently records repurchase agreements as secured borrowings.
In June 2014, the FASB’s EITF reached a final consensus on measuring the financial assets and financial liabilities of a consolidated CFE. The EITF consensus provides an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE to be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption will be permitted. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.
2. Significant Accounting Policies
Included in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 is a summary of the Company’s significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the financial results of the Company as a result of transactions during the nine months ended September 30, 2014.
Residential Loans at Fair Value
Residential Loans Held for Investment
During the nine months ended September 30, 2014, the Company acquired defaulted consumer and residential loans at substantial discounts to face value, which are referred to as charged-off loans. Charged-off loans are consumers' unpaid financial commitments and include residential mortgage loans, auto loans and other unsecured consumer loans.
The Company elected to carry these charged-off loans at fair value. The yield on charged-off loans, along with any change in fair value, is recorded in other revenues on the consolidated statements of comprehensive income (loss). There is no contractual interest income recognized in relation to charged-off loans. Purchases of and principal payments received on charged-off loans are included in investing activities in the consolidated statements of cash flows.

Excess Servicing Spread Liability
On July 1, 2014, the Company sold to WCO, an affiliate of the Company, a beneficial interest in a certain portion of the contractual servicing fees associated with certain mortgage loans serviced by the Company. The beneficial interest is referred to as excess servicing spread. The Company will retain all ancillary income associated with servicing the portfolio in addition to the receipt of a base servicing fee. The Company continues to be the servicer of the residential loans and provides all servicing functions, including responsibility to make advances.
The Company recognized the proceeds from the sale of the excess servicing spread as a financing arrangement. The Company elected to record this excess servicing spread liability at fair value consistent with the related servicing rights. The change in fair value of excess servicing spread liability is recorded in net servicing revenue and fees on the consolidated statements of comprehensive income (loss). The change in fair value of the excess servicing spread liability includes the accretion of fair value which is recorded using the interest method based on the expected cash flows from the excess servicing spread through the expected life of the underlying loans. There is no contractual interest rate on the excess servicing spread liability.
Revenue Recognition
Other revenues for the three and nine months ended September 30, 2014 include $2.5 million and $36.7 million, respectively, in asset management performance fees collected and earned in connection with the asset management of a fund. These asset management performance fees were earned in connection with the liquidation of the fund’s investments during the period and are based on the fund performance exceeding pre-defined thresholds. The Company records the asset management performance fees when the fund is terminated or when the likelihood of claw-back is improbable. These fees are recorded in the Other non-reportable segment.
3. Acquisitions
EverBank Net Assets
On October 30, 2013, the Company entered into a series of definitive agreements to purchase (i) certain private and GSE-backed MSRs and related servicer advances, (ii) sub-servicing rights for forward loans and (iii) a default servicing platform from EverBank, collectively referred to as the EverBank net assets. The agreements were structured such that ownership of the MSRs and related servicer advances and the sub-servicing rights for forward loans would transfer to the Company as investor consents were received, and the net assets associated with the default servicing platform would transfer when the data associated with the loans underlying the MSRs were boarded onto the Company’s servicing systems. The addition of EverBank's default servicing platform and employees to the Company's existing platform augmented both the Company's product capabilities and capacity as well as extended its geographic diversity as it continues to execute on the opportunities for growth available in the specialty mortgage sector.
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
During March 2014, the Company received approvals to transfer MSRs and sub-servicing rights with an unpaid principal balance of approximately $16.5 billion. Accordingly, the Company paid an additional $44.7 million and recorded MSRs at fair value of $58.7 million. During May 2014, the Company completed the transfer of the loans underlying the acquired MSRs onto the Company’s servicing systems and concurrently took possession of the associated servicer advances, resulting in additional payments by the Company of $123.4 million and $27.4 million in the second and third quarters of 2014, respectively. The remainder of the purchase price is recorded in payables and accrued liabilities on the consolidated balance sheet. Approvals for certain private investor-backed MSRs have not been received and accordingly, no assets or related revenues and expenses have been recorded with respect thereto.
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
MSR Purchase
On December 10, 2013, the Company entered into an agreement with an affiliate of a national bank to acquire a pool of Fannie Mae MSRs and related servicer advances for an estimated purchase price of $330.0 million for the MSRs, less net cash flows received on the underlying loans between December 10, 2013 and the date of legal transfer. During the three months ended March 31, 2014, the Company closed on the agreement upon receipt of investor approval to transfer servicing, at which time the unpaid principal balance of the loans was $27.6 billion. The Company paid $165.0 million in December 2013 and $158.6 million during the nine months ended September 30, 2014 of the estimated purchase price. The remaining purchase price of $6.4 million is recorded in payables and accrued liabilities on the consolidated balance sheet.

4. Variable Interest Entities
Consolidated Variable Interest Entities
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	September 30, 2014
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$47,481	$13,356	$14,296	$75,133
Residential loans at amortized cost, net	1,314,847	—	—	1,314,847
Residential loans at fair value	—	599,116	—	599,116
Receivables at fair value	—	29,933	—	29,933
Servicer and protective advances, net	—	—	108,481	108,481
Other assets	43,096	972	191	44,259
Total assets	$1,405,424	$643,377	$122,968	$2,171,769

Liabilities
Payables and accrued liabilities	$7,711	$—	$53	$7,764
Servicing advance liabilities	—	—	108,702	108,702
Mortgage-backed debt	1,125,682	671,620	—	1,797,302
Total liabilities	$1,133,393	$671,620	$108,755	$1,913,768

	December 31, 2013
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$44,995	$13,086	$999	$59,080
Residential loans at amortized cost, net	1,377,711	—	—	1,377,711
Residential loans at fair value	—	587,265	—	587,265
Receivables at fair value	—	43,545	—	43,545
Servicer and protective advances, net	—	—	75,481	75,481
Other assets	54,544	1,302	408	56,254
Total assets	$1,477,250	$645,198	$76,888	$2,199,336

Liabilities
Payables and accrued liabilities	$8,391	$—	$81	$8,472
Servicing advance liabilities	—	—	67,905	67,905
Mortgage-backed debt	1,203,084	684,778	—	1,887,862
Total liabilities	$1,211,475	$684,778	$67,986	$1,964,239

Unconsolidated Variable Interest Entities
Included in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 are descriptions of the Company’s variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of such VIEs. Provided below is a summary of additional involvement with VIEs as a result of transactions with an affiliate during the nine months ended September 30, 2014.
Transactions With An Affiliate
On April 23, 2014, the Company and York entered into an agreement to contribute cash and other assets in exchange for 100% of the equity interests in WCO which was established to invest in REIT eligible assets. Under the agreement, the Company and York committed to contribute cash of $20.0 million and $200.0 million, respectively. On July 1, 2014, the Company completed its initial funding of $7.1 million of the Company's total capital commitment of $20.0 million to WCO and also sold to WCO a beneficial interest in a certain portion of contractual servicing fees associated with mortgage loans serviced by the Company. Refer to additional information in Note 2. The Company’s subsidiary, GTIM, earns fees for providing investment advisory and management services to WCO and administering its business activities and day-to-day operations.
WCO lacks sufficient equity at risk to finance its activities without subordinated financial support and as such is a VIE. WCO’s board of directors have decision making authority as it relates to the activities that most significantly impact the economic performance of WCO, including making decisions related to significant investments, capital and debt financing. As a result, the Company is not deemed to be the primary beneficiary as it does not have the power to direct the activities that most significantly impact WCO’s economic performance.
At September 30, 2014, the carrying amount of the Company’s assets that relate to its variable interest in WCO is $7.2 million. The Company’s maximum exposure to loss, which represents the Company’s unfunded capital commitment and the carrying amount of the Company’s assets related to its variable interest in WCO is $20.1 million. WCO’s net assets are $78.4 million at September 30, 2014.
5. Transfers of Residential Loans
Sales of Forward Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased forward loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed forward loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming forward loans to private investors. The Company accounts for these transfers as sales, and in most, but not all cases, retains the servicing rights associated with the sold loans. If the servicing rights are retained, the Company receives a servicing fee for servicing the sold loans, which represents continuing involvement.
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

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Total
September 30, 2014	$306,305	$5,344	$31	$311,680	$24,901,293
December 31, 2013	192,962	6,023	437	199,422	14,672,986
At September 30, 2014 and December 31, 2013, $58.5 million and $9.1 million, respectively, in forward loans sold and serviced by the Company were 60 days or more past due. The increase in loans 60 days or more past due is related to the growth and early seasoning of the recently originated loan portfolio.
The Company has elected to measure forward loans held for sale at fair value. The gains and losses on the transfer of forward loans held for sale are included in net gains on sales of loans on the consolidated statements of comprehensive income (loss). Also included in net gains on sales of loans is interest income earned during the period the loans were held, the change in fair value of loans, and the gain or loss on the related freestanding derivatives. Refer to Note 7 for information on these freestanding derivatives.

All activity related to forward loans held for sale and the related freestanding derivatives are included in operating activities on the consolidated statements of cash flows.
The following table presents a summary of cash flows related to sales of forward loans (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds received from transfers, net of fees	$5,848,708	$6,396,259	$13,929,054	$9,982,004
Servicing fees collected (1)	16,968	3,349	43,719	3,796
Repurchases of previously transferred loans	1,623	—	6,576	—
__________

(1)	Represents servicing fees collected on all loans sold with servicing retained.
In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs. Refer to Note 11 for information relating to servicing of residential loans.
Transfers of Reverse Loans
The Company, through RMS, is an approved issuer of Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. The Company both originates and purchases HECMs. The loans are then pooled and securitized into HMBS that the Company sells into the secondary market with servicing rights retained. Based upon the structure of the Ginnie Mae securitization program, the Company has determined that it has not met all of the requirements for sale accounting and accounts for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheets as residential loans. The proceeds from the transfer of reverse loans are recorded as HMBS related obligations with no gain or loss recognized on the transfer. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS to the extent of the participation interests in HECMs serving as collateral to the HMBS, but does not have recourse to the general assets of the Company, except for obligations as servicer. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
The Company elects to measure reverse loans and HMBS related obligations at fair value. The changes in fair value of the reverse loans and HMBS related obligations are included in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). Included in net fair value gains on reverse loans and related HMBS obligations is the contractual interest income earned on the reverse loans and the contractual interest expense incurred on the HMBS related obligations. Net fair value gains on reverse loans and related HMBS obligations are recognized as an adjustment in reconciling net income or loss to the net cash provided by or used in operating activities on the consolidated statements of cash flows. Purchases and originations of and repayment of principal received on reverse loans held for investment are included in investing activities on the consolidated statements of cash flows. Proceeds from securitizations of reverse loans and payments on HMBS related obligations are included in financing activities on the consolidated statements of cash flows.
At September 30, 2014, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $8.9 billion and $9.5 billion, respectively.
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
Level 1 — Valuation is based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2 — Valuation is based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 — Valuation is based on inputs that are both significant to the fair value measurement and unobservable.
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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers into or out of Level 3, and there were no transfers between Level 1 and Level 2, during the three and nine months ended September 30, 2014 and 2013.
Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands):

	September 30, 2014	December 31, 2013
Level 1
Liabilities
Contingent earn-out payments	$—	$5,900
Level 1 liabilities	—	5,900

Level 2
Assets
Forward loans held for sale	1,098,484	1,015,607
Freestanding derivative instruments	5,398	19,534
Level 2 assets	1,103,882	1,035,141
Liabilities
Freestanding derivative instruments	7,497	2,127
Level 2 liabilities	7,497	2,127

Level 3
Assets
Reverse loans	9,666,601	8,738,503
Forward loans related to Non-Residual Trusts	599,116	587,265
Charged-off loans	59,550	—
Receivables related to Non-Residual Trusts	29,933	43,545
Servicing rights carried at fair value	1,491,812	1,131,124
Freestanding derivative instruments	48,807	42,831
Level 3 assets	11,895,819	10,543,268
Liabilities
Freestanding derivative instruments	715	3,755
Other accrued liabilities	14,013	14,789
Excess servicing spread liability	73,046	—
Mortgage-backed debt related to Non-Residual Trusts	671,620	684,778
HMBS related obligations	9,618,398	8,652,746
Level 3 liabilities	10,377,792	9,356,068

The following assets and liabilities are measured on the consolidated financial statements at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended September 30, 2014
	Fair Value July 1, 2014	Total Gains (Losses) Included in Comprehensive Income (Loss)	Purchases	Sales	Originations / Issuances	Settlements	Fair Value September 30, 2014
Assets
Reverse loans	$9,482,030	$23,721	$172,298	$—	$154,212	$(165,660)	$9,666,601
Forward loans related to Non-Residual Trusts	557,786	69,368	—	—	—	(28,038)	599,116
Charged-off loans	54,997	9,449	7,496	—	—	(12,392)	59,550
Receivables related to Non-Residual Trusts	36,181	(4,268)	—	—	—	(1,980)	29,933
Servicing rights carried at fair value	1,496,073	(50,836)	—	(10,866)	57,441	—	1,491,812
Freestanding derivative instruments (IRLCs)	75,526	(26,719)	—	—	—	—	48,807
Total assets	$11,702,593	$20,715	$179,794	$(10,866)	$211,653	$(208,070)	$11,895,819

Liabilities
Freestanding derivative instruments (IRLCs)	$(87)	$(628)	$—	$—	$—	$—	$(715)
Other accrued liabilities	(14,438)	(276)	—	—	—	701	(14,013)
Excess servicing spread liability	—	(2,656)	—	—	(75,426)	5,036	(73,046)
Mortgage-backed debt related to Non-Residual Trusts	(651,784)	(48,032)	—	—	—	28,196	(671,620)
HMBS related obligations	(9,472,666)	1,547	—	—	(320,326)	173,047	(9,618,398)
Total liabilities	$(10,138,975)	$(50,045)	$—	$—	$(395,752)	$206,980	$(10,377,792)

	For the Nine Months Ended September 30, 2014
	Fair Value January 1, 2014	Acquisition of EverBank Net Assets	Total Gains (Losses) Included in Comprehensive Income (Loss)	Purchases	Sales	Originations / Issuances	Settlements	Fair Value September 30, 2014
Assets
Reverse loans	$8,738,503	$—	$318,701	$610,418	$—	$432,244	$(433,265)	$9,666,601
Forward loans related to Non-Residual Trusts	587,265	—	97,022	—	—	—	(85,171)	599,116
Charged-off loans	—	—	10,910	64,548	—	—	(15,908)	59,550
Receivables related to Non-Residual Trusts	43,545	—	(5,936)	—	—	—	(7,676)	29,933
Servicing rights carried at fair value	1,131,124	58,680	(182,022)	339,288	(10,866)	155,608	—	1,491,812
Freestanding derivative instruments (IRLCs)	42,831	—	5,976	—	—	—	—	48,807
Total assets	$10,543,268	$58,680	$244,651	$1,014,254	$(10,866)	$587,852	$(542,020)	$11,895,819

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,755)	$—	$3,040	$—	$—	$—	$—	$(715)
Other accrued liabilities	(14,789)	—	(1,769)	—	—	—	2,545	(14,013)
Excess servicing spread liability	—	—	(2,656)	—	—	(75,426)	5,036	(73,046)
Mortgage-backed debt related to Non-Residual Trusts	(684,778)	—	(73,446)	—	—	—	86,604	(671,620)
HMBS related obligations	(8,652,746)	—	(249,261)	—	—	(1,159,757)	443,366	(9,618,398)
Total liabilities	$(9,356,068)	$—	$(324,092)	$—	$—	$(1,235,183)	$537,551	$(10,377,792)

	For the Three Months Ended September 30, 2013
	Fair Value July 1, 2013	Total Gains (Losses) Included in Comprehensive Income (Loss)	Purchases	Originations / Issuances	Settlements	Fair Value September 30, 2013
Assets
Reverse loans	$7,906,635	$(165,150)	$315,699	$192,326	$(111,695)	$8,137,815
Forward loans related to Non-Residual Trusts	613,627	27,494	—	—	(31,722)	609,399
Receivables related to Non-Residual Trusts	50,890	(1,803)	—	—	(3,238)	45,849
Servicing rights carried at fair value	888,210	25,297	19,234	80,550	—	1,013,291
Freestanding derivative instruments (IRLCs)	61,680	34,464	—	—	—	96,144
Total assets	$9,521,042	$(79,698)	$334,933	$272,876	$(146,655)	$9,902,498

Liabilities
Freestanding derivative instruments (IRLCs)	$(19,327)	$19,327	$—	$—	$—	$—
Other accrued liabilities	(16,217)	(96)	—	—	1,043	(15,270)
Contingent earn-out payments	(10,900)	—	—	—	4,250	(6,650)
Mortgage-backed debt related to Non-Residual Trusts	(721,080)	(19,015)	—	—	32,082	(708,013)
HMBS related obligations	(7,805,846)	195,626	—	(638,727)	116,194	(8,132,753)
Total liabilities	$(8,573,370)	$195,842	$—	$(638,727)	$153,569	$(8,862,686)

	For the Nine Months Ended September 30, 2013
	Fair Value January 1, 2013	Acquisition of ResCap Net Assets	Total Gains (Losses) Included in Comprehensive Income (Loss)	Purchases	Sales	Originations / Issuances	Settlements	Fair Value September 30, 2013
Assets
Reverse loans (1)	$6,047,108	$—	$19,431	$1,574,590	$(76,441)	$838,489	$(265,362)	$8,137,815
Forward loans related to Non-Residual Trusts	646,498	—	57,451	—	—	—	(94,550)	609,399
Receivables related to Non-Residual Trusts	53,975	—	3,253	—	—	—	(11,379)	45,849
Servicing rights carried at fair value	26,382	242,604	69,299	556,861	—	118,145	—	1,013,291
Freestanding derivative instruments (IRLCs)	949	—	95,195	—	—	—	—	96,144
Total assets	$6,774,912	$242,604	$244,629	$2,131,451	$(76,441)	$956,634	$(371,291)	$9,902,498

Liabilities
Freestanding derivative instruments (IRLCs)	$—	$—	$—	$—	$—	$—	$—	$—
Other accrued liabilities	(18,146)	—	(122)	—	—	—	2,998	(15,270)
Contingent earn-out payments	(6,100)	—	(4,800)	—	—	—	4,250	(6,650)
Mortgage-backed debt related to Non-Residual Trusts	(757,286)	—	(48,865)	—	—	—	98,138	(708,013)
HMBS related obligations	(5,874,552)	—	79,256	—	—	(2,610,830)	273,373	(8,132,753)
Total liabilities	$(6,656,084)	$—	$25,469	$—	$—	$(2,610,830)	$378,759	$(8,862,686)
_______
(1) Includes $28.5 million in reverse loans held for sale at January 1, 2013. There were no reverse loans held for sale at September 30, 2013.
All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on charged-off loans, IRLCs, servicing rights carried at fair value, and the excess servicing spread liability are recognized in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). Gains and losses related to charged-off loans are recorded in other revenues while gains and losses relating to IRLCs are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss). The change in fair value of servicing rights carried at fair value and the excess servicing spread liability are recorded in net servicing revenue and fees on the consolidated statements of comprehensive income (loss). Total gains and losses included in the financial statement line items disclosed above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
The Company’s valuation committee determines and approves valuation policies and unobservable inputs used to estimate the fair value of items measured at fair value on a recurring basis, except for IRLCs and the contingent earn-out payments. The valuation committee, consisting of certain members of the senior executive management team, meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by the Company’s credit risk group. The valuation committee also reviews discount rate assumptions and related available market data. Similar procedures are followed by the Company’s originations-focused risk committee responsible for IRLCs and a sub-set of management responsible for the contingent earn-out payments. These fair values are approved by senior management.

The following is a description of the methods used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 2 or 3 within the fair value hierarchy. The Company’s valuations consider assumptions that it believes a market participant would consider in valuing the assets and liabilities, the most significant of which are disclosed below. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuations for recent historical experience, as well as for current and expected relevant market conditions.
Residential loans

•
Reverse loans, forward loans related to Non-Residual Trusts and charged-off loans - These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The discount rate assumption for these assets considers, as applicable, collateral and credit risk characteristics of the loans, collection rates, current market interest rates, expected duration, and current market yields.

•
Forward loans held for sale — These loans are valued using a market approach by utilizing observable quoted market prices, where available, or prices for other whole loans with similar characteristics. The Company classifies these loans as Level 2 within the fair value hierarchy.

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
Servicing rights carried at fair value — The Company accounts for servicing rights associated with the risk-managed forward loan class, or the risk-managed loan class, at fair value. The Company uses the assistance of a third-party valuation specialist to develop the discounted cash flow model used to estimate the fair value of these assets. The assumptions utilized are based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion of the underlying loan portfolio. The Company classifies servicing rights within Level 3 of the fair value hierarchy.

Freestanding derivative instruments — Fair values of IRLCs are derived by using valuation models incorporating market pricing for instruments with similar characteristics and by estimating the fair value of the servicing rights expected to be recorded at sale of the loan and are adjusted for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and, as a result, IRLCs are classified as Level 3 within the fair value hierarchy. The loan funding probability ratio represents the aggregate likelihood that loans currently in a lock position will ultimately close, which is largely dependent on the loan processing stage that a loan is currently in and changes in interest rates from the time of the rate lock through the time a loan is closed. IRLCs have positive fair value at inception and change in value as interest rates and loan funding probability change. Significant changes in loan funding probability and the servicing rights component of IRLCs, in isolation, could result in a significant change to the fair value measurement. Rising interest rates have a positive effect on the fair value of the servicing rights component of the IRLC fair value and increase the loan funding probability. An increase in loan funding probability (i.e., higher aggregate likelihood of loans estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing, to a lower loss, if in a loss position. A significant increase (decrease) to the fair value of servicing rights in isolation could result in a significantly higher (lower) fair value measurement.
The fair value of forward sales commitments and MBS purchase commitments is determined based on observed market pricing for similar instruments; therefore, these contracts are classified as Level 2 within the fair value hierarchy. Counterparty credit risk is taken into account when determining fair value, although the impact is diminished by daily margin posting on all forward sales and purchase derivatives. Refer to Note 7 for additional information on freestanding derivative financial instruments.
Contingent earn-out payments — This contingent liability, which related to the Company's acquisition of S1L, was previously based on the average earn-out payment under multiple outcomes as determined by a Monte-Carlo simulation using Level 3 unobservable inputs. The maximum earn-out, based on S1L’s performance, was $10.9 million, of which $5.0 million was paid to the prior owners of S1L during the year ended December 31, 2013. The liability under the earn-out was fixed and determinable and, therefore, classified as Level 1 at December 31, 2013. The remaining liability was included in payables and accrued liabilities on the consolidated balance sheet at December 31, 2013 and was paid in full in February 2014.
Excess servicing spread liability — The Company accounts for its excess servicing spread liability at fair value. The Company uses the assistance of a third-party valuation specialist to develop the discounted cash flow model used to estimate the fair value of this liability. The assumptions utilized are based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion of the underlying loan portfolio. The Company classifies its excess servicing spread liability as Level 3 within the fair value hierarchy.

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
HMBS related obligations — These obligations are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liability. The discount rate assumption for these liabilities is based on an assessment of current market yields for HMBS, expected duration, and current market interest rates. The yield on seasoned HMBS is adjusted based on the duration of each HMBS and assuming a constant spread to LIBOR.
The following table presents the significant unobservable inputs used in the fair value measurement of the assets and liabilities described above. The Company utilizes a discounted cash flow method in the fair value measurement of all Level 3 assets and liabilities included on the consolidated financial statements at fair value on a recurring basis, with the exception of IRLCs for which the Company utilizes a market approach.
With the exception of IRLCs, which are described above, as well as collection rates associated with charged-off loans, significant increases (decreases) in any of the inputs related to assets disclosed below in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of the inputs related to liabilities, other than IRLCs, and collection rates on charged-off loans as disclosed below could result in a significantly higher (lower) fair value measurement.

		September 30, 2014		December 31, 2013
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years	1.6 - 12.7	4.7	2.0 - 12.9	4.4
	Conditional repayment rate	6.10% - 40.50%	21.25%	10.67% - 36.61%	20.70%
	Discount rate	1.99% - 3.88%	2.90%	1.79% - 5.30%	2.98%
Forward loans related to Non-Residual Trusts	Conditional prepayment rate	2.33% - 4.06%	2.97%	2.20% - 3.78%	2.99%
	Conditional default rate	1.70% - 3.54%	2.54%	1.81% - 3.60%	2.90%
	Loss severity	76.37% - 93.73%	86.06%	75.90% - 96.67%	88.09%
	Discount rate	8.00%	8.00%	10.00%	10.00%
Charged-off loans	Collection rate	2.40% - 4.55%	2.52%	—	—
	Discount rate	30.00% - 52.96%	30.54%	—	—
Receivables related to Non-Residual Trusts	Conditional prepayment rate	1.87% - 3.16%	2.56%	1.93% - 3.11%	2.66%
	Conditional default rate	1.95% - 3.84%	2.76%	1.98% - 3.85%	3.16%
	Loss severity	73.55% - 91.19%	83.14%	72.94% - 94.16%	85.25%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years	5.4 - 10.0	6.6	6.0 - 10.8	6.8
	Discount rate	8.24% - 17.91%	9.40%	8.87% - 18.11%	9.76%
	Conditional prepayment rate	4.43% - 10.71%	7.96%	3.85% - 8.08%	7.06%
	Conditional default rate	0.25% - 3.56%	2.39%	0.50% - 3.74%	2.90%
Interest rate lock commitments	Loan funding probability	2.92% - 100%	77.19%	11.99% - 100%	78.23%
	Fair value of initial servicing rights (4)	0.35 - 5.99	3.85	1.64 - 5.60	4.21

		September 30, 2014		December 31, 2013
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	25.90% - 100%	82.64%	46.50% - 100%	82.67%
	Fair value of initial servicing rights (4)	1.40 - 5.74	4.33	1.89 - 5.30	4.52
Excess servicing spread liability	Weighted-average remaining life in years	8.0	8.0	—	—
	Discount rate	13.60%	13.60%	—	—
	Conditional prepayment rate	6.76%	6.76%	—	—
	Conditional default rate	1.38%	1.38%	—	—
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	1.87% - 3.16%	2.56%	1.93% - 3.11%	2.66%
	Conditional default rate	1.95% - 3.84%	2.76%	1.98% - 3.85%	3.16%
	Loss severity	73.55% - 91.19%	83.14%	72.94% - 94.16%	85.25%
	Discount rate	6.00%	6.00%	8.00%	8.00%
HMBS related obligations	Weighted-average remaining life in years	1.4 - 7.5	4.0	1.9 - 7.8	4.1
	Conditional repayment rate	11.10% - 44.30%	20.72%	10.22% - 38.67%	20.31%
	Discount rate	1.47% - 3.11%	2.46%	1.38% - 4.01%	2.36%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

(3)
With the exception of loss severity, fair value of initial servicing rights embedded in IRLCs and discount rate on charged-off loans, all significant unobservable inputs above are based on the related unpaid principal balance of the underlying collateral, or in the case of HMBS related obligations, the balance outstanding. Loss severity is based on projected liquidations. Fair value of servicing rights embedded in IRLCs represents a multiple of the annual servicing fee. The discount rate on charged-off loans is based on the loan balance at fair value.

(4)	Excludes the impact of IRLCs identified as servicing released.
Fair Value Option
The Company has elected the fair value option for certain assets and liabilities including forward loans, receivables and mortgage-backed debt related to the Non-Residual Trusts; reverse loans; forward loans held for sale; charged-off loans; servicing rights associated with the risk managed loan class; excess servicing spread liability; and HMBS related obligations. The fair value option was elected for these assets and liabilities as the Company believes fair value best reflects the expected future economic performance of these assets and liabilities.

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	September 30, 2014		December 31, 2013
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$9,666,601	$8,983,969	$8,738,503	$8,135,927
Forward loans held for sale (1)	1,098,484	1,050,078	1,015,607	976,774
Forward loans related to Non-Residual Trusts	599,116	668,930	587,265	727,110
Charged-off loans	59,550	3,408,343	—	—
Total	$11,423,751	$14,111,320	$10,341,375	$9,839,811

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$671,620	$676,073	$684,778	$735,379
HMBS related obligations (2)	9,618,398	8,858,359	8,652,746	7,959,711
Total	$10,290,018	$9,534,432	$9,337,524	$8,695,090
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 16 for further information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in forward loans related to Non-Residual Trusts are loans that are 90 days or more past due that have a fair value of $1.7 million at September 30, 2014 and December 31, 2013, and an unpaid principal balance of $8.9 million and $9.4 million, at September 30, 2014 and December 31, 2013, respectively. All charged-off loans are 90 days or more past due.
Included in gains and losses associated with assets and liabilities for which the Company has elected the fair value option are fair value gains and losses from instrument-specific credit risk that include, as applicable, the change in fair value due to changes in assumptions related to prepayments, defaults, severity, and discount rates. Presented in the table below are the fair value gains and losses from the instrument-specific credit risk associated with the assets and liabilities for which the Company has elected the fair value option (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Gains (losses) from changes in instrument-specific credit risk associated with assets under the fair value option
Forward loans related to Non-Residual Trusts	$56,411	$1,834	$57,550	$(1,945)
Charged-off loans	3,625	—	3,625	—
Receivables related to Non-Residual Trusts	(3,582)	(1,869)	(5,308)	1,919
Total	$56,454	$(35)	$55,867	$(26)

Gains (losses) from changes in instrument-specific credit risk associated with liabilities under the fair value option
Excess servicing spread liability	$175	$—	$175	$—
Mortgage-backed debt related to Non-Residual Trusts	(35,959)	(126)	(35,110)	(531)
Total	$(35,784)	$(126)	$(34,935)	$(531)
As a result of HECMs being insured by the FHA and HMBS related obligations being guaranteed by Ginnie Mae, instrument-specific credit risk associated with these assets and liabilities is insignificant. Due to the short holding period of forward loans held for sale, related fair value gains and losses from instrument-specific credit risk are also insignificant. The gains and losses associated with changes in instrument-specific credit risk for the assets and liabilities of the Non-Residual Trusts for the three and nine months ended September 30, 2014 were due primarily to the reduction of discount rates resulting from tightening of yields in the market. For changes in instrument-specific credit risk for servicing rights for which the Company has elected the fair value option, refer to the

"changes in valuation inputs or other assumptions" in the table summarizing the activity in servicing rights carried at fair value included in Note 11.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $85.3 million and $73.6 million at September 30, 2014 and December 31, 2013, respectively. Real estate owned, net is included on the consolidated financial statements within other assets and is measured at fair value less cost to sell, or net realizable value, on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		September 30, 2014		December 31, 2013
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 59.58%	7.78%	0.00% - 88.68%	9.48%
__________

(1)	Loss severity is based on projected liquidations.
The Company held real estate owned, net of $50.7 million, $33.6 million and $1.0 million in the Reverse Mortgage and Loans and Residuals segments and Other non-reportable segment, respectively, at September 30, 2014. The Company held real estate owned, net of $27.0 million, $45.3 million and $1.3 million in the Reverse Mortgage and Loans and Residuals segments and Other non-reportable segment, respectively, at December 31, 2013. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. Management approves valuations that have been determined using the historical severity rate method.
Fair Value of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value on a recurring or non-recurring basis (in thousands) and their respective levels within the fair value hierarchy. This table excludes cash and cash equivalents, restricted cash and cash equivalents, servicer payables and warehouse borrowings as these financial instruments are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value.

		September 30, 2014		December 31, 2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net	Level 3	$1,335,147	$1,396,084	$1,394,871	$1,341,376
Insurance premium receivables	Level 3	100,734	95,524	103,149	97,902
Servicer and protective advances, net	Level 3	1,665,307	1,602,485	1,381,434	1,332,315

Financial liabilities
Payables to insurance carriers	Level 3	75,880	74,931	69,489	68,470
Servicing advance liabilities (1)	Level 3	1,045,478	1,048,732	970,884	971,286
Corporate debt (1)	Level 2	2,230,066	2,231,456	2,229,969	2,322,709
Mortgage-backed debt carried at amortized cost (1)	Level 3	1,113,786	1,152,502	1,189,536	1,192,510
__________

(1)	The carrying amounts of servicing advance liabilities, corporate debt and mortgage-backed debt carried at amortized cost are net of deferred issuance costs.

The following is a description of the methods and significant assumptions used in estimating the fair value of the Company’s financial instruments that are not measured at fair value on a recurring or non-recurring basis.
Residential loans at amortized cost, net — The methods and assumptions used to estimate the fair value of residential loans carried at amortized cost are the same as those described for forward loans related to Non-Residual Trusts carried at fair value on a recurring basis.
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
Servicing advance liabilities — The estimated fair value of these liabilities approximates carrying value as these liabilities bear interest at a rate that is adjusted regularly based on a market index.
Corporate debt — The Company’s 2013 Term Loan, Convertible Notes, and Senior Notes are not traded in an active, open market with readily observable prices. The estimated fair value of corporate debt is based on an average of broker quotes.
Mortgage-backed debt carried at amortized cost — The methods and assumptions used to estimate the fair value of mortgage-backed debt carried at amortized cost are the same as those described for mortgage-backed debt related to Non-Residual Trusts carried at fair value on a recurring basis.
Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Realized gains on sales of loans	$107,216	$8,338	$296,566	$83,864
Change in unrealized gains (losses) on loans held for sale	(17,361)	67,970	1,816	65,699
Gains (losses) on interest rate lock commitments	(27,347)	53,791	9,016	95,195
Gains (losses) on forward sales commitments	5,376	(116,131)	(94,436)	63,557
Gains (losses) on MBS purchase commitments	(7,771)	50,413	(15,413)	25,751
Capitalized servicing rights	57,441	80,550	155,608	118,145
Provision for repurchases	(1,895)	(3,387)	(5,919)	(5,568)
Interest income	11,856	12,166	28,922	21,427
Other	—	—	—	34
Net gains on sales of loans	$127,515	$153,710	$376,160	$468,104

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income on reverse loans	$100,119	$89,561	$295,258	$253,342
Change in fair value of reverse loans	(76,398)	(254,711)	23,443	(238,603)
Net fair value gains (losses) on reverse loans	23,721	(165,150)	318,701	14,739

Interest expense on HMBS related obligations	(94,206)	(84,811)	(276,236)	(234,031)
Change in fair value of HMBS related obligations	95,753	280,437	26,975	313,287
Net fair value gains (losses) on HMBS related obligations	1,547	195,626	(249,261)	79,256
Net fair value gains on reverse loans and related HMBS obligations	$25,268	$30,476	$69,440	$93,995
7. Freestanding Derivative Financial Instruments
The Company enters into commitments to originate and purchase forward loans at interest rates that are determined prior to the funding or purchase of the loan. These commitments are referred to as IRLCs. IRLCs are considered freestanding derivatives and are recorded at fair value at inception. Changes in fair value subsequent to inception are based on the change in fair value of the underlying loan and changes in the probability that the loan will fund within the terms of the commitment.
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
The fair value of freestanding derivatives is recorded in other assets or payables and accrued liabilities on the consolidated balance sheets with changes in fair value included in net gains on sales of loans on the consolidated statements of comprehensive income (loss). Cash flows related to freestanding derivatives are included in operating activities on the consolidated statements of cash flows.
In connection with the forward sales commitments and MBS purchase commitments, the Company has margin agreements with its counterparties whereby both parties are required to post cash margin in the event the fair values of the derivative financial instruments meet or exceed established thresholds and minimum transfer amounts. This process mitigates counterparty credit risk. The right to receive cash margin placed by the Company with its counterparties is included in other assets and the obligation to return cash margin received by the Company from its counterparties is included within payables and accrued liabilities on the consolidated balance sheets. The Company has elected to record derivative assets and liabilities and related cash margin on a gross basis, even when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty.
The derivative transactions described above are measured in terms of the notional amount. With the exception of IRLCs, the notional amount is generally not exchanged and is used only as a basis on which interest and other payments are determined.
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities not designated as hedging instruments as well as cash margin (in thousands):

	September 30, 2014			December 31, 2013
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$2,715,556	$48,807	$715	$2,202,638	$42,831	$3,755
Forward sales commitments	4,685,300	3,328	7,447	2,903,700	19,534	247
MBS purchase commitments	1,621,000	2,070	50	308,700	—	1,880
Total derivative instruments		$54,205	$8,212		$62,365	$5,882
Cash margin		$3,041	$2,761		$—	$19,148

Derivative positions subject to netting arrangements allow the Company to net settle asset and liability positions, as well as cash margin, with the same counterparty and include all forward sale commitments, MBS purchase commitments, and cash margin at September 30, 2014 and December 31, 2013 reflected in the table above. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $1.5 million and $2.3 million, and liability positions of $3.3 million and $4.1 million, at September 30, 2014 and December 31, 2013, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At September 30, 2014, the Company’s net derivative liability position, before consideration of cash margin, was $0.6 million with that counterparty and was offset by $3.6 million of over collateralized positions associated with the master repurchase agreement and cash margin received of $2.5 million resulting in net asset exposure with this counterparty of $0.5 million at September 30, 2014. Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 6 for a summary of the gains and losses on freestanding derivatives.
8. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net consist of forward loans held for investment. The majority of these residential loans are held in securitization trusts that have been consolidated.
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	September 30, 2014	December 31, 2013
Residential loans, principal balance	$1,468,498	$1,542,056
Unamortized discounts and other cost basis adjustments, net (1)	(121,676)	(132,865)
Allowance for loan losses	(11,675)	(14,320)
Residential loans at amortized cost, net (2)	$1,335,147	$1,394,871
__________

(1)	Included in unamortized discounts and other cost-basis adjustments, net is $12.2 million and $12.8 million of accrued interest receivable at September 30, 2014 and December 31, 2013, respectively.

(2)	Included in residential loans at amortized cost, net is $20.3 million and $17.2 million of unencumbered forward loans at September 30, 2014 and December 31, 2013, respectively.
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
The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of the period	$11,930	$18,306	$14,320	$20,435
Provision for loan losses (1)	1,374	545	1,891	2,366
Charge-offs, net of recoveries (2)	(1,629)	(1,701)	(4,536)	(5,651)
Balance at end of the period	$11,675	$17,150	$11,675	$17,150
__________

(1)	Provision for loan losses is included in other expense, net on the consolidated statements of comprehensive income (loss).

(2)
Includes charge-offs recognized upon foreclosure of real estate in satisfaction of residential loans of $1.2 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively, and $3.3 million and $5.7 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans at amortized cost by basis of accounting (in thousands):

	September 30, 2014	December 31, 2013
Allowance for loan losses
Loans collectively evaluated for impairment	$9,862	$13,058
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	1,813	1,262
Total	$11,675	$14,320

Recorded investment in residential loans at amortized cost
Loans collectively evaluated for impairment	$1,321,814	$1,383,252
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	25,008	25,939
Total	$1,346,822	$1,409,191
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

The following table presents the aging of the residential loan portfolio accounted for at amortized cost, net (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (1)	Current (2)	Total Residential Loans	Non- Accrual Loans
September 30, 2014	$20,886	$8,319	$50,667	$79,872	$1,266,950	$1,346,822	$50,667
December 31, 2013	18,798	7,186	54,836	80,820	1,328,371	1,409,191	54,836
_________

(1)	Balances represent non-performing loans for the credit quality profile.

(2)	Balances represent performing loans for the credit quality profile.
9. Residential Loans at Fair Value
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value include reverse loans, forward loans in Non-Residual Trusts and charged-off loans. The Company purchased and originated reverse loans in the amount of $326.5 million and $508.0 million during the three months ended September 30, 2014 and 2013, respectively. The Company purchased and originated reverse loans in the amount of $1.0 billion and $2.4 billion during the nine months ended September 30, 2014 and 2013, respectively. The Company purchased charged-off loans with an unpaid principal balance of $202.1 million and $3.5 billion for $7.5 million and $64.5 million during the three and nine months ended September 30, 2014, respectively.
Residential Loans Held for Sale
The Company sells substantially all of its originated or purchased forward loans into the secondary market for securitization or to private investors as whole loans. The Company typically retains the right to service these loans. Refer to Note 5 for additional information regarding these sales of residential loans.
A reconciliation of the changes in residential loans held for sale is presented in the following table (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of the period	$1,173,588	$1,664,215	$1,015,607	$45,065
Purchases and originations of loans held for sale	5,690,907	6,076,816	13,728,216	11,358,165
Proceeds from sales of and payments on loans held for sale (1)	(5,867,366)	(6,404,560)	(13,972,125)	(10,154,539)
Realized gains on sales of loans (2)	107,216	8,338	296,566	83,864
Change in unrealized gains (losses) on loans held for sale (2)	(17,361)	67,970	1,816	65,699
Interest income (2)	11,856	12,166	28,922	21,427
Transfers from loans held for investment	—	—	—	5,183
Other	(356)	1	(518)	82
Balance at end of the period	$1,098,484	$1,424,946	$1,098,484	$1,424,946
_______

(1)	Excludes realized gains and losses on freestanding derivatives.

(2)	Amount is a component of net gains on sales of loans on the consolidated statements of comprehensive income (loss). Refer to Note 6 for additional information.

10. Receivables, Net
Receivables, net consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Insurance premium receivables	$100,734	$103,149
Servicing fee receivables	55,001	54,794
Receivables related to Non-Residual Trusts	29,933	43,545
Income tax receivables	3,364	53,495
Other receivables	54,436	67,126
Total receivables	243,468	322,109
Less: Allowance for uncollectible receivables	(4,491)	(2,914)
Receivables, net	$238,977	$319,195
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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	September 30, 2014		December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party investors (1)
Capitalized servicing rights	1,520,518	$171,493,755	1,310,357	$146,143,213
Capitalized sub-servicing (2)	209,844	11,557,908	235,112	13,369,236
Sub-servicing	432,148	51,665,021	393,640	47,006,325
Total third-party servicing portfolio	2,162,510	234,716,684	1,939,109	206,518,774
On-balance sheet residential loans and real estate owned	115,550	12,247,190	112,687	11,442,362
Total servicing portfolio (3)	2,278,060	$246,963,874	2,051,796	$217,961,136
__________

(1)	Includes real estate owned serviced for third parties.

(2)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than “adequate compensation” for performing the servicing.

(3)	Includes accounts serviced by the Servicing and Reverse Mortgage segments and excludes charged-off loans managed by the ARM segment.

Net Servicing Revenue and Fees
The Company services loans for itself, as well as for third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing, ARM and Reverse Mortgage segments (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Servicing fees	$168,731	$140,267	$507,911	$403,612
Incentive and performance fees	35,283	42,269	119,622	117,373
Ancillary and other fees (1)	23,111	21,677	65,851	56,074
Servicing revenue and fees	227,125	204,213	693,384	577,059
Amortization of servicing rights	(10,222)	(10,779)	(31,527)	(33,312)
Change in fair value of servicing rights	(50,836)	25,297	(182,022)	69,299
Change in fair value of excess servicing spread liability (2)	(2,656)	—	(2,656)	—
Net servicing revenue and fees	$163,411	$218,731	$477,179	$613,046
__________

(1)
Includes late fees of $13.2 million and $11.7 million for the three months ended September 30, 2014 and 2013, respectively, and $35.8 million and $28.7 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $2.7 million for the three and nine months ended September 30, 2014.
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
Servicing Rights Carried at Amortized Cost
The following tables summarize the activity in the carrying value of servicing rights accounted for at amortized cost by class (in thousands):

	For the Nine Months Ended September 30, 2014
	Forward Loan	Reverse Loan
Balance at beginning of the period	$161,782	$11,994
Amortization of servicing rights (1)	(29,433)	(2,094)
Balance at end of the period	$132,349	$9,900
__________

(1)	Includes amortization of servicing rights for the forward loan class and the reverse loan class of $9.6 million and $0.7 million, respectively, for the three months ended September 30, 2014.

	For the Nine Months Ended September 30, 2013
	Forward Loan	Reverse Loan
Balance at beginning of the period	$227,191	$15,521
Reclassifications (1)	(26,382)	—
Purchases	36	—
Amortization of servicing rights(2)	(30,570)	(2,742)
Other	(2)	(5)
Balance at end of the period	$170,273	$12,774
_______

(1)	Represents servicing rights for which the Company elected fair value accounting as of January 1, 2013. This election had no impact on retained earnings.

(2)	Includes amortization of servicing rights for the forward loan class and the reverse loan class of $9.8 million and $0.9 million, respectively, for the three months ended September 30, 2013.
Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the forward loan class, and reverse mortgages for the reverse loan class. At September 30, 2014, the fair value of servicing rights for the forward loan class and the reverse loan class was $152.3 million and $14.4 million, respectively. At December 31, 2013, the fair value of servicing rights for the forward loan class and the reverse loan class was $192.1 million and $15.9 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	September 30, 2014
	Forward Loan	Reverse Loan
Inputs and assumptions
Weighted-average remaining life in years	5.4	3.3
Weighted-average stated borrower interest rate on underlying collateral	7.79%	3.46%
Weighted-average discount rate	12.15%	15.00%
Conditional prepayment rate (1)	6.46%	N/A
Conditional default rate (1)	3.03%	N/A
Conditional repayment rate (2)	N/A	24.24%
__________

(1)	For the forward loan class, voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

(2)
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

Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of the period (1)	$1,496,073	$888,210	$1,131,124	$26,382
Acquisition of EverBank net assets	—	—	58,680	—
Acquisition of ResCap net assets	—	—	—	242,604
Purchases (2)	—	19,234	339,288	556,861
Servicing rights capitalized upon sales of loans	57,441	80,550	155,608	118,145
Sales	(10,866)	—	(10,866)	—
Change in fair value due to:
Changes in valuation inputs or other assumptions (3)	(5,346)	47,812	(74,340)	137,143
Other changes in fair value (4)	(45,490)	(22,515)	(107,682)	(67,844)
Total change in fair value	(50,836)	25,297	(182,022)	69,299
Balance at end of the period	$1,491,812	$1,013,291	$1,491,812	$1,013,291
__________

(1)
There were no servicing rights carried at fair value at December 31, 2012. The balance at the beginning of the period for the nine months ended September 30, 2013 presented above represents those servicing rights for which the Company elected fair value accounting as of January 1, 2013.

(2)
Purchases for the nine months ended September 30, 2014 primarily include a pool of Fannie Mae MSRs. Refer to Note 3 for additional information. Purchases for the nine months ended September 30, 2013 primarily include servicing rights associated with an asset purchase from BOA.

(3)	Represents the change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(4)
Other changes in fair value represents the realization of expected cash flows over time and also includes $12.9 million in servicing rights transferred to the Company for no consideration for the three and nine months ended September 30, 2013.

The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	September 30, 2014	December 31, 2013
Weighted-average remaining life in years	6.6	6.8
Weighted-average stated borrower interest rate on underlying collateral	4.83%	5.20%
Weighted-average discount rate	9.40%	9.76%
Conditional prepayment rate	7.96%	7.06%
Conditional default rate	2.39%	2.90%
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

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted-average of certain significant assumptions used in valuing these assets (dollars in thousands):

	September 30, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Weighted-average discount rate	9.40%	$(57,181)	$(111,755)	9.76%	$(49,687)	$(95,531)
Conditional prepayment rate	7.96%	(57,539)	(111,376)	7.06%	(47,114)	(88,411)
Conditional default rate	2.39%	(25,716)	(40,297)	2.90%	(12,778)	(25,110)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average life in years	5.6 - 7.8	8.8 - 9.5	5.6 - 7.8	6.1 - 9.6
Weighted-average stated borrower interest rate on underlying collateral	4.41% - 4.44%	3.73% - 4.32%	4.41% - 4.67%	3.73% - 4.32%
Weighted-average discount rates	9.30% - 9.50%	9.50% - 9.72%	9.30% - 9.50%	9.50% - 12.30%
Conditional prepayment rates	6.08% - 7.35%	4.78% - 6.09%	6.08% - 8.76%	3.00% - 8.10%
Conditional default rates	0.78% - 0.80%	0.69% - 0.96%	0.59% - 0.80%	0.50% - 2.00%
12. Goodwill
The table below sets forth the activity in goodwill by reportable segment (in thousands):

	For the Nine Months Ended September 30, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Total
Balance at beginning of the period	$432,267	$47,747	$138,808	$34,518	$4,397	$657,737
Impairment	—	—	(82,269)	—	—	(82,269)
Balance at the end of the period	$432,267	$47,747	$56,539	$34,518	$4,397	$575,468
During August 2013, HUD announced certain changes to the HECM program that impacted the reverse mortgage products available to borrowers and reduced the available principal to be drawn initially by borrowers, deferring a significant amount of cash flow to future years. The regulatory changes forced industry participants to revise their overall business strategies and develop new products available to borrowers. These changes created competitive pressures in the overall market place resulting in reduced and delayed cash flows which negatively impact discounted cash flows due to the time value of money.

As a result of the August 2013 changes, the Company's Reverse Mortgage reporting unit has experienced operating challenges during 2014. During the second quarter of 2014, the Company developed a new strategy to increase the volume of new reverse loans sourced through the reporting unit’s retail origination channel which is anticipated to provide higher cash flows to the reporting unit. As part of this process, the Company revised its multi-year forecast for the reverse mortgage business. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the reporting unit goodwill incorporated insights gained since acquiring the reverse mortgage business. Changes in the HECM program noted above drove lower projected revenue for the Company. The revised forecast also reflected changes related to current market trends, a likely reduction of certain fee revenue streams, business mix, cost structure, and other expectations about the anticipated short-term operating results of the reverse mortgage business.
The Company determined that there were interim impairment indicators that led to the need for a quantitative impairment analysis for goodwill purposes during the second quarter of 2014. These indicators included lower operating results over a sustained period of time due to increased costs to service; adverse market conditions and regulatory trends within the reverse loan industry which drives lower volume; and reduced cash flows on the origination of reverse loans through the reporting unit's correspondent channel, as well as changes in the Company's reverse mortgage strategy and the revised financial forecast.
The fair value of the Reverse Mortgage reporting unit was based on the income approach. The decline in the fair value of the Reverse Mortgage reporting unit resulted from lower projected revenue growth rates and profitability levels in the short term, as well as an increase in the risk factor that is included in the discount rate used to calculate the discounted cash flows.
Based on the Company's analyses, the fair value of the reporting unit was below the carrying value. As a result, the Company recorded an $82.3 million goodwill impairment charge in the second quarter of 2014 which is included in the goodwill impairment line item in the consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2014.
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
During 2014, the Company has experienced a significant decline in market capitalization relative to prior periods, as have other market participants in the specialty servicing sector. As part of the Company's consideration surrounding the potential for goodwill impairment, it assesses its market capitalization based on the average market price relative to the aggregate fair value of its reporting units. The control premium utilized by the Company for this purpose is 20% to 25% during the third quarter of 2014.
The Company will continue to evaluate goodwill on an annual basis effective October 1, 2014 and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, new regulatory requirements and changes in management’s business strategy, indicate that there may be a potential indicator of impairment.
13. Other Assets
Other assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Real estate owned, net	$85,287	$73,573
Deferred debt issuance costs	55,861	57,517
Derivative instruments	54,205	62,365
Acquisition deposits (1)	7,415	175,048
Margin receivable on derivative instruments	3,041	—
Other	48,314	44,573
Total other assets	$254,123	$413,076
_______

(1)
Acquisition deposits at December 31, 2013 were related to the acquisitions of the EverBank net assets and a pool of Fannie Mae MSRs. Investor approvals for certain of these transactions were obtained during the nine months ended September 30, 2014. At September 30, 2014, acquisition deposits included EverBank private-label MSRs pending investor consent.

14. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts payable and accrued liabilities	$119,766	$55,174
Employee-related liabilities	87,261	90,788
Payables to insurance carriers	75,880	69,489
Curtailment liability	61,771	53,905
Originations liability	54,776	50,042
Servicing rights and related advance purchases payable	39,668	12,741
Income taxes payable	34,720	—
Accrued interest payable	30,347	18,416
Uncertain tax positions	21,285	20,550
Acquisition related escrow funds payable to sellers	10,882	19,620
Derivative instruments	8,212	5,882
Servicing transfer payables	5,252	14,167
Insurance premium cancellation reserve	5,103	7,135
Margin payable on derivative instruments	2,761	19,148
Contingent earn-out payments	—	5,900
Other	59,387	51,182
Total payables and accrued liabilities	$617,071	$494,139
15. Servicing Advance Liabilities
Servicing advance liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Early Advance Reimbursement Agreement	$930,167	$903,381
Servicing advance facilities	118,565	67,905
Total servicing advance liabilities	$1,048,732	$971,286
The Company's subsidiaries have servicing advance facilities with several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund certain principal and interest, servicer and protective advances that are the responsibility of certain of the Company's subsidiaries under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.2 billion at September 30, 2014. The interest rates on these facilities and the Early Advance Reimbursement Agreement are primarily based on LIBOR plus between 1.25% and 5.5% and have various expiration dates through July 2015. Payments on the amounts due under these agreements are paid from proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts. Accordingly, repayment of the facilities and amounts due under the Early Advance Reimbursement Agreement are dependent on the recoveries or repayments by third-party borrowers that are received on the underlying advances associated with the agreements.

Servicing Advance Facilities
The servicing advance facilities had $140.3 million of collateral pledged by the Company's subsidiaries under these agreements at September 30, 2014. The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to the Company’s operating results and financial position are the requirements that certain of its subsidiaries maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. During the first quarter of 2014, one of the facilities (the Receivables Loan Agreement) was amended to remove the covenant relating to the Company's requirement to maintain a minimum annual net cash provided by operating activities and to add other customary financial covenants, including indebtedness to tangible net worth ratio requirements, and minimum liquidity. The Company's subsidiaries were in compliance with these financial covenants at September 30, 2014.
Early Advance Reimbursement Agreement
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
The Early Advance Reimbursement Agreement with Fannie Mae also includes certain “Stop Events,” such as: (i) the failure of Green Tree Servicing to comply with the terms of the agreement; (ii) the failure of Green Tree Servicing to be an approved Fannie Mae servicer; and (iii) the occurrence of an event of default under Green Tree Servicing’s mortgage selling and servicing contract or any master agreement with Fannie Mae which has not been waived by Fannie Mae or cured as may be allowed under the applicable agreement. Fannie Mae may also declare a “Stop Event” 120 days after providing Green Tree Servicing with written notice of its intent to do so. Were a Stop Event to occur and not be waived by Fannie Mae, Fannie Mae would have the option to terminate the Early Advance Reimbursement Agreement. In the event Fannie Mae elected to terminate the Early Advance Reimbursement Agreement, collections recovered during the 18 months following the occurrence of the Stop Event would be required to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable.
16. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are primarily used to fund the origination of forward loans and reverse loans. The facilities had an aggregate funding capacity of $2.3 billion at September 30, 2014 and are secured by certain forward and reverse loans. The interest rates on the facilities are primarily based on LIBOR plus between 2.10% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates, and have various expiration dates through September 2015. The facilities are secured by $1.2 billion in unpaid principal balance of residential loans at September 30, 2014.
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
At June 30, 2014, absent a waiver received from its counterparty, RMS would not have been in compliance with its minimum profitability covenant contained in one of its master repurchase agreements. In July 2014, RMS obtained waivers of compliance effective for the quarter ended June 30, 2014 and the quarters ending September 30, 2014 and December 31, 2014. The waiver of compliance for the quarters ending September 30, 2014 and December 31, 2014 are conditioned on RMS being in compliance with all other covenants set forth in the master repurchase agreement and related documents. So long as RMS is in compliance with all other covenants within the master repurchase agreement and related documents, the waiver of compliance waives certain rights and remedies that otherwise would have been available under the master repurchase agreement and confirms that no default or event of default had occurred. RMS was in compliance with its minimum profitability requirement for the quarter ended September 30, 2014 absent the waiver. The Company's subsidiaries were in compliance with their financial covenants on warehouse borrowings at September 30, 2014.

17. Share-Based Compensation
During the nine months ended September 30, 2014, the Company granted performance shares of 493,108 that contained a market-based performance condition in addition to a service component. These performance shares vest at the end of the performance period, or December 31, 2016, and the shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the target performance award grant. The performance shares ultimately awarded upon vesting are based on the percentile rank of the Company's TSR relative to the distribution of TSRs of peer group companies. TSR is measured based on a comparison of the average closing price for the twenty trading days immediately prior to March 24, 2014, or the first day of the performance period, and the average closing price for the last twenty trading days of the performance period. TSR will include the effect of dividends paid during the performance period. The weighted-average fair value of these performance shares at their grant dates was $34.68 and was estimated on the dates of grant using a Monte Carlo simulation model that included valuation inputs for expected volatility of 47%, risk free interest rate of 0.82% and no dividend yield. During the same period, the Company also granted 206,089 RSUs that vest over three years based upon a service condition. The weighted-average grant date fair value of $28.13 for these awards was based on the average of the high and the low market prices of the Company's stock on the dates of grant.
During the nine months ended September 30, 2014, the Company granted 67,507 options that cliff vest in three years based upon a service condition and have a ten year contractual term. The fair value of the stock options of $10.05 was based on the estimate of fair value on the date of grant using the Black-Scholes option pricing model and related assumptions. Also during this period, the Company issued 30,898 shares of fully vested common stock to its non-employee directors. The fair value of the common stock of $29.45 was based on the average of the high and low market prices on the date of issuance. The Company's share-based compensation expense has been reflected in salaries and benefits expense in the consolidated statements of comprehensive income (loss).
18. Income Taxes
During the three months ended June 30, 2014, the Company recorded an impairment of goodwill related to the Reverse Mortgage reporting unit. This goodwill is not deductible for tax and as such, no tax benefit was recorded for this impairment. The Company calculated income tax expense for the nine months ended September 30, 2014 based on its estimated annual effective tax rate which takes into account all expected ordinary activity for the 2014 year. Due to the significant nature of the non-deductible expense related to the impairment of goodwill compared to expected ordinary income for the year ended December 31, 2014, the Company's estimated annual effective tax rate for the year differs substantially from the statutory rate of 35%. The change in the effective tax rate during the nine months ended September 30, 2014 as compared to the effective tax rate for the six months ended June 30, 2014 is primarily the result of significant legal expenses in the third quarter of 2014 associated with a heightened level of legal and regulatory matters as well as other estimated and actual variances in operating results for the second half of 2014.

19. Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings (loss) per share
Net income (loss)	$(70,803)	$72,689	$(66,355)	$243,670
Less: Net income allocated to unvested participating securities	—	(1,194)	—	(4,023)
Net income (loss) available to common stockholders (numerator)	$(70,803)	$71,495	$(66,355)	$239,647

Weighted-average common shares outstanding (denominator)	37,707	36,973	37,604	36,926

Basic earnings (loss) per share	$(1.88)	$1.93	$(1.76)	$6.49

Diluted earnings (loss) per share
Net income (loss)	$(70,803)	$72,689	$(66,355)	$243,670
Less: Net income allocated to unvested participating securities	—	(1,172)	—	(3,949)
Net income (loss) available to common stockholders (numerator)	$(70,803)	$71,517	$(66,355)	$239,721

Weighted-average common shares outstanding	37,707	36,973	37,604	36,926
Add: Effect of dilutive stock options, non-participating securities, and convertible notes	—	702	—	708
Diluted weighted-average common shares outstanding (denominator)	37,707	37,675	37,604	37,634

Diluted earnings (loss) per share	$(1.88)	$1.90	$(1.76)	$6.37
A portion of the Company’s unvested RSUs are considered participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, as was the case for the three and nine months ended September 30, 2014, no effect is given to the participating securities because they do not share in the losses of the Company.
The calculation of diluted earnings (loss) per share does not include 7.6 million and 5.9 million shares for the three and nine months ended September 30, 2014 and 2013, respectively, because their effect would have been antidilutive. The Convertible Notes are antidilutive when calculating earnings (loss) per share when the Company's average stock price is less than $58.80. Upon conversion of the Convertible Notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.

20. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$220,421	$202,963
Cash paid (received) for taxes	(4,026)	95,194
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon sales of loans	155,608	118,145
Real estate owned acquired through foreclosure	93,547	87,128
Residential loans originated to finance the sale of real estate owned	42,309	48,573
Acquisition of servicing rights	17,471	7,993
21. Segment Reporting
Management has organized the Company into six reportable segments based primarily on its services as follows:

•	Servicing — consists of operations that perform servicing for third-party investors in forward loans, as well as the Company's own forward loan portfolio, on a fee-for-service basis.

•	Originations — consists of operations that purchase and originate forward loans that are sold to third parties with servicing rights generally retained.

•
Reverse Mortgage — consists of operations that purchase and originate HECMs that are securitized, but remain on the consolidated balance sheet as collateral for secured borrowings. This segment also performs servicing for third-party investors in reverse loans and provides other ancillary services for the reverse mortgage market, such as real estate owned property management and disposition.

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

The following tables present select financial information of reportable segments (in thousands):

	For the Three Months Ended September 30, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3) (4)	$152,469	$132,762	$37,422	$17,583	$14,336	$33,403	$3,150	$(5,125)	$386,000
Interest expense	10,861	8,368	852	—	—	19,221	37,420	—	76,722
Depreciation and amortization	8,696	4,682	2,304	1,121	1,106	—	9	—	17,918
Income (loss) before income taxes	(32,757)	48,335	(4,228)	10,037	6,834	7,507	(23,047)	—	12,681

	For the Three Months Ended September 30, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$208,450	$167,379	$41,713	$9,877	$28,900	$35,705	$1,873	$(4,730)	$489,167
Interest expense	8,629	10,359	1,306	—	—	21,376	33,347	—	75,017
Depreciation and amortization	9,402	2,783	2,856	1,497	1,210	—	9	—	17,757
Income (loss) before income taxes	68,953	51,763	2,225	3,091	19,207	7,366	(31,787)	—	120,818
__________

(1)	The Company’s Loans and Residuals segment recognized $33.4 million and $35.7 million in interest income on loans for the three months ended September 30, 2014 and 2013, respectively.

(2)
The Company’s Servicing, Reverse Mortgage and Asset Receivables Management segments include net servicing revenue and fees with external customers of $146.0 million, $9.2 million and $8.1 million for the three months ended September 30, 2014, respectively, and $202.0 million, $7.0 million and $9.7 million for the three months ended September 30, 2013, respectively.

(3)
The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $5.1 million and less than $0.1 million for the three months ended September 30, 2014, respectively, and $4.6 million and $0.1 million for the three months ended September 30, 2013, respectively, associated with intercompany activity with the Originations and Loans and Residuals segments and Other non-reportable segment.

(4)	The Company's Other non-reportable segment recognized $2.5 million in asset management performance fees for the three months ended September 30, 2014. Refer to Note 2 for additional information.

	For the Nine Months Ended September 30, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3) (4)	$449,646	$392,275	$104,008	$38,850	$57,776	$102,046	$40,076	$(15,016)	$1,169,661
Interest expense	31,893	21,828	2,486	—	—	59,384	110,670	—	226,261
Depreciation and amortization	26,380	14,434	7,055	3,636	3,419	—	29	—	54,953
Goodwill impairment	—	—	82,269	—	—	—	—	—	82,269
Income (loss) before income taxes	(50,537)	132,891	(100,659)	17,362	32,444	25,231	(67,012)	—	(10,280)

	For the Nine Months Ended September 30, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$578,928	$494,664	$128,548	$31,202	$64,497	$109,403	$6,995	$(14,577)	$1,399,660
Interest expense	16,205	19,665	7,001	—	—	65,472	89,106	—	197,449
Depreciation and amortization	27,704	7,149	8,270	4,867	3,692	—	22	—	51,704
Income (loss) before income taxes	204,167	231,901	4,497	9,294	35,880	26,729	(106,555)	—	405,913
__________

(1)	The Company’s Loans and Residuals segment recognized $102.0 million and $109.4 million in interest income on loans for the nine months ended September 30, 2014 and 2013, respectively.

(2)
The Company’s Servicing, Reverse Mortgage and Asset Receivables Management segments include net servicing revenue and fees with external customers of $423.9 million, $25.6 million and $27.6 million for the nine months ended September 30, 2014, respectively, and $561.9 million, $20.4 million and $30.7 million for the nine months ended September 30, 2013, respectively.

(3)
The Company’s Servicing and Asset Receivables Management segments include net servicing revenue and fees of $14.7 million and $0.3 million for the nine months ended September 30, 2014, respectively, and $14.2 million and $0.3 million for the nine months ended September 30, 2013, respectively, associated with intercompany activity with the Loans and Residuals segment and Other non-reportable segment.

(4)	The Company's Other non-reportable segment recognized $36.7 million in asset management performance fees for the nine months ended September 30, 2014. Refer to Note 2 for additional information.

22. Capital Requirements
The Company's subsidiaries are required to comply with GSE and other agency and state program requirements and regulations as well as investor requirements, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory capital requirements are not met, the Company’s subsidiaries' selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked.
Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through July 2015 from Fannie Mae. In addition, the Company has provided a guarantee whereby the Company guarantees the performance and obligations of RMS under the Ginnie Mae HMBS Program. In the event that the Company fails to honor this guarantee, Ginnie Mae could terminate RMS’s status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with HECMs underlying HMBS. Ginnie Mae has continued to affirm RMS’s current commitment authority to issue HMBS.
The Company has also provided a guarantee to (i) Fannie Mae, dated May 31, 2013, for RMS, (ii) Fannie Mae, dated March 17, 2014, for Green Tree Servicing, and (iii) Freddie Mac, dated December 19, 2013, for Green Tree Servicing. Pursuant to the RMS guarantee, the Company agreed to guarantee all of the obligations required to be performed or paid by RMS under RMS's mortgage selling and servicing contract or any other agreement between Fannie Mae and RMS relating to mortgage loans or participation interests that RMS delivers or has delivered to Fannie Mae or services or has serviced for, or on behalf of, Fannie Mae. RMS does not currently sell loans to Fannie Mae. Pursuant to the Green Tree Servicing Fannie Mae guarantee, the Company agreed to guarantee all of the servicing obligations required to be performed or paid by Green Tree Servicing under Green Tree Servicing's mortgage selling and servicing agreement, the Fannie Mae selling and servicing guides, or any other agreement between Fannie Mae and Green Tree Servicing. The Company also agreed to guarantee all selling representations and warranties Green Tree Servicing has assumed, or may in the future assume, in connection with Green Tree Servicing's purchase of mortgage servicing rights related to Fannie Mae loans. The Company does not guarantee Green Tree Servicing's obligations relating to the selling representations and warranties made or assumed by Green Tree Servicing in connection with the sale and/or securitization of mortgage loans to and/or by Fannie Mae. Pursuant to the Green Tree Servicing Freddie Mac guarantee, the Company agreed to guarantee all of the seller and servicer obligations required to be performed or paid by Green Tree Servicing under any agreement between Freddie Mac and Green Tree Servicing.
After taking into account the waivers described above, all of the Company' subsidiaries were in compliance with all of their capital requirements at September 30, 2014 and December 31, 2013.
23. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in 11 securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million drawn under LOCs issued by such third party as credit enhancements to such 11 securitization trusts. The total amount available on these LOCs for all 11 securitization trusts was $266.9 million at September 30, 2014. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitization trusts, the Company does not expect that the final $165.0 million of capacity under the LOCs will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.
Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.3 million.
Unfunded Commitments
Reverse Mortgage Segment
The Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $954.4 million and similar commitments on fixed-rate reverse loans of $1.9 million at September 30, 2014. This additional borrowing capacity is primarily in the form of undrawn lines-of-credit, with the balance available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $119.3 million and commitments to purchase and sell loans totaling $11.8 million and $89.2 million, respectively, at September 30, 2014.
Originations Segment
The Company had short-term commitments to lend $2.7 billion and commitments to purchase loans totaling $16.7 million at September 30, 2014. In addition, the Company has commitments to sell $4.7 billion and purchase $1.6 billion in mortgage-backed securities at September 30, 2014.
Charged-off Loans
On May 16, 2014, the Company entered into an agreement to acquire a portfolio of charged-off loans. Under the agreement, the seller may require the Company to acquire additional accounts with a maximum value of $7.0 million through September 9, 2014 and in each four month period thereafter. The agreement will be terminated on December 22, 2014 based on a notification received by the Company on October 23, 2014. Refer to Note 2 for additional information on this portfolio acquisition.
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
The Company's representation and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At September 30, 2014, the maximum exposure to repurchases was $22.2 billion which represents the unpaid principal balance of loans sold that are currently subject to representations and warranties.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the residential loan. The Company’s estimate of the liability associated with representations and warranties exposure was $9.9 million at September 30, 2014 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheet.
Servicing Contingencies
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
Subsequent to the completion of the acquisition of RMS, the Company discovered a failure by RMS to record certain liabilities to HUD, FHA, and/or investors related to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the investor whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $61.8 million at September 30, 2014 related to the foregoing which reflects management’s best estimate of the probable lifetime claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheet. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the nine months ended September 30, 2014, the Company recorded a provision related to the curtailment liability of $1.8 million and collected $5.6 million from a prior servicer. The Company has potential financial statement exposure for an additional $118.7 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or investors). The Company’s potential exposure to this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. Moreover, the Company is pursuing and will continue to pursue mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure.
Litigation and Regulatory Matters
In response to a CID from the FTC issued in November 2010 and a CID from the CFPB in September 2012, Green Tree Servicing has produced documents and other information concerning a wide range of its loan servicing operations. On October 7, 2013, the CFPB notified Green Tree Servicing that the CFPB’s staff was considering recommending that the CFPB take action against Green Tree Servicing for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree Servicing that they had sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. The Company’s understanding is that the CFPB staff has authority to commence an action against Green Tree Servicing and that the FTC staff has authority to negotiate and would need further FTC approval to file such an action. In April 2014, Green Tree Servicing began discussions with the FTC and CFPB staffs to determine if a settlement of the proposed action can be achieved. The FTC and CFPB staffs have indicated that as part of a settlement, they will seek injunctive relief in relation to Green Tree Servicing’s business practices, civil money penalties and equitable monetary relief. The Company is unable to predict whether a settlement of the proposed action can be achieved on terms acceptable to it, the FTC and the CFPB, and cannot predict the final terms of any such settlement. The Company cannot provide any assurance that the FTC and/or CFPB will not take legal action against the Company or that the allegations made by the FTC and/or CFPB or the commencement, settlement or other outcome of any such action will not have a material adverse effect on the Company's reputation, business, business practices, prospects, results of operations, liquidity or financial condition.
On October 2, 2013, the Company received a subpoena from the HUD Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECMs serviced or sub-serviced by RMS and (ii) RMS’s contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. The Company has produced certain materials to HUD in response to the subpoena. In May 2014, the Department of Justice informed the Company that it is working with HUD in investigating possible violations by RMS of federal law, including the False Claims Act. The Company is cooperating with this investigation and has been in contact with representatives of the Department of Justice to discuss potential resolution of the matter. Resolutions of investigations or lawsuits, or findings of liability, under the False Claims Act may result in potentially significant financial consequences, including the payment of up to three times the actual damages sustained by the government and civil penalties. The Company cannot provide any assurance as to the outcome of the investigations by the Department of Justice and HUD or that any consequences will not have a material adverse effect on the Company's reputation, business, prospects, financial condition, liquidity and results of operations.
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint names as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserts federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. The amended complaint alleges that between May 9, 2012 and February 26, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls and financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Green Tree Servicing (including certain of the Company’s business practices that are being reviewed by the FTC and the CFPB), the liabilities associated with the Company’s acquisition of RMS and RMS's internal controls. The complaint seeks class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and February 26, 2014. On August 11, 2014, all defendants moved to dismiss the amended complaint. Briefing on the motions to dismiss was completed on September 24, 2014. The Company cannot provide any assurance as to the outcome of the putative shareholder class action or that such an outcome will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.
From time to time we receive information requests from federal and state agencies investigating aspects of the Company's business activities. During the second quarter of 2014, the Company met with a working group representing the attorneys general and regulators of several states as well as representatives of the Office of the United States Trustee to discuss the business practices of Green Tree Servicing. At the meeting, the Company was informed of concerns about various loan servicing practices, including certain bankruptcy-related matters. Various states in this group have initiated an investigation of Green Tree Servicing's loan servicing practices. The Company received a list of questions and a request for documents from the working group on October 16, 2014, and an investigative subpoena and investigative interrogatories from the California Attorney General, a participant in the group, on September 11, 2014. The Company cannot predict the timing, direction or outcome of any such investigations.

The Company is, and expects that it will continue to be, involved in litigation, arbitration, investigations, and claims in the ordinary course of business, including purported class actions and other legal proceedings challenging whether certain of its residential loan servicing practices and other aspects of its business, comply with applicable laws and regulatory requirements. These legal proceedings include, among other things, state investigations of and putative class action claims concerning "force-placed insurance," private mortgage insurance, the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, the Fair Credit Reporting Act, and other federal and state laws and statutes.
The outcome of all of the Company's legal proceedings is uncertain, and it is possible that adverse results in such proceedings (which could include penalties, punitive damages and injunctive relief affecting the Company's business practices) and the terms of any settlements of such proceedings could have a material adverse effect on the Company's reputation, business, prospects, results of operations, liquidity or financial condition. The Company cannot predict whether or how any legal proceeding will affect the Company's business relationship with actual or potential customers, the Company's creditors, rating agencies and others. In addition, cooperating in, defending and resolving these legal proceedings may consume significant amounts of management time and attention and could cause the Company to incur substantial legal, consulting and other expenses and to change the Company's business practices, even in cases where there is no determination that the Company's conduct failed to meet applicable legal or regulatory requirements.
The Company estimates and accrues liabilities resulting from litigation and regulatory matters. These accruals are recorded when the costs are determined to be probable and are reasonably estimable. Facts and circumstances may change that could cause the actual liabilities to exceed the accrued amounts or that may require adjustments to the recorded liability balances in the future.
The Company estimates the aggregate range of reasonably possible losses, in excess of reserves established, for its litigation and regulatory matters is from $0 to approximately $40.0 million at September 30, 2014. The Company is unable to estimate reasonably possible losses for certain of its litigation and regulatory matters described above.
Transactions with Walter Energy
The Company was part of the Walter Energy consolidated group prior to the spin-off from Walter Energy, the principal agent, on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest, and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s public filing on Form 10-Q for the quarter ended September 30, 2014, those relating to the following:

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

•
The IRS completed its audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005 and December 31, 2006 through December 31, 2008. The IRS issued 30-Day Letters to Walter Energy proposing changes to tax for these tax years which Walter Energy has protested. Walter Energy's filing states that, as of September 30, 2014, the IRS Appeals Office has returned these tax periods to IRS Examination Division to be placed into suspense pending resolution of the above-referenced tax periods. The disputed issues in these audit periods are similar to the issues remaining in the above-referenced dispute.

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
The Company is unable to estimate reasonably possible losses for the matter described above.
24. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the indenture governing the 7.875% Senior Notes due December 2021, certain existing and future 100% owned domestic subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes. Presented below are the condensed consolidating financial information of the Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
September 30, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$4,467	$316,253	$5,192	$—	$325,912
Restricted cash and cash equivalents	10,507	662,548	73,771	—	746,826
Residential loans at amortized cost, net	13,332	6,968	1,314,847	—	1,335,147
Residential loans at fair value	—	10,824,635	599,116	—	11,423,751
Receivables, net	3,390	205,639	29,948	—	238,977
Servicer and protective advances, net	—	1,587,992	94,276	(16,961)	1,665,307
Servicing rights, net	—	1,634,061	—	—	1,634,061
Goodwill	—	575,468	—	—	575,468
Intangible assets, net	—	101,438	6,447	—	107,885
Premises and equipment, net	187	134,318	—	—	134,505
Other assets	70,537	139,326	44,260	—	254,123
Due from affiliates, net	772,976	—	—	(772,976)	—
Investments in consolidated subsidiaries and variable interest entities	2,668,692	15,605	—	(2,684,297)	—
Total assets	$3,544,088	$16,204,251	$2,167,857	$(3,474,234)	$18,441,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$90,221	$519,145	$32,280	$(24,575)	$617,071
Servicer payables	—	671,711	—	—	671,711
Servicing advance liabilities	—	940,030	108,702	—	1,048,732
Warehouse borrowings	—	1,133,422	—	—	1,133,422
Excess servicing spread liability at fair value	—	73,046	—	—	73,046
Corporate debt	2,266,114	2,451	—	—	2,268,565
Mortgage-backed debt	—	—	1,797,302	—	1,797,302
HMBS related obligations at fair value	—	9,618,398	—	—	9,618,398
Deferred tax liability, net	70,213	23,100	2,864	(2)	96,175
Obligation to fund Non-Guarantor VIEs	—	33,486	—	(33,486)	—
Due to affiliates, net	—	764,056	5,871	(769,927)	—
Total liabilities	2,426,548	13,778,845	1,947,019	(827,990)	17,324,422

Stockholders' equity:
Total stockholders' equity	1,117,540	2,425,406	220,838	(2,646,244)	1,117,540
Total liabilities and stockholders' equity	$3,544,088	$16,204,251	$2,167,857	$(3,474,234)	$18,441,962

Condensed Consolidating Balance Sheet
December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$100,009	$388,644	$3,232	$—	$491,885
Restricted cash and cash equivalents	14,753	732,582	57,468	—	804,803
Residential loans at amortized cost, net	6,341	10,819	1,377,711	—	1,394,871
Residential loans at fair value	—	9,754,110	587,265	—	10,341,375
Receivables, net	51,681	223,767	43,747	—	319,195
Servicer and protective advances, net	—	1,337,218	62,647	(18,431)	1,381,434
Servicing rights, net	—	1,304,900	—	—	1,304,900
Goodwill	—	657,737	—	—	657,737
Intangible assets, net	—	115,364	7,042	—	122,406
Premises and equipment, net	277	155,570	—	—	155,847
Other assets	65,293	291,529	56,254	—	413,076
Due from affiliates, net	711,797	—	—	(711,797)	—
Investments in consolidated subsidiaries and variable interest entities	2,621,934	9,487	—	(2,631,421)	—
Total assets	$3,572,085	$14,981,727	$2,195,366	$(3,361,649)	$17,387,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$57,187	$429,199	$32,205	$(24,452)	$494,139
Servicer payables	—	735,225	—	—	735,225
Servicing advance liabilities	—	903,381	67,905	—	971,286
Warehouse borrowings	—	1,085,563	—	—	1,085,563
Corporate debt	2,267,979	4,106	—	—	2,272,085
Mortgage-backed debt	—	—	1,887,862	—	1,887,862
HMBS related obligations at fair value	—	8,652,746	—	—	8,652,746
Deferred tax liability, net	79,903	38,846	2,920	(62)	121,607
Obligation to fund Non-Guarantor VIEs	—	45,194	—	(45,194)	—
Due to affiliates, net	—	703,170	6,139	(709,309)	—
Total liabilities	2,405,069	12,597,430	1,997,031	(779,017)	16,220,513

Stockholders' equity:
Total stockholders' equity	1,167,016	2,384,297	198,335	(2,582,632)	1,167,016
Total liabilities and stockholders' equity	$3,572,085	$14,981,727	$2,195,366	$(3,361,649)	$17,387,529

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$167,739	$23	$(4,351)	$163,411
Net gains on sales of loans	—	127,515	—	—	127,515
Interest income on loans	308	173	32,970	—	33,451
Net fair value gains on reverse loans and related HMBS obligations	—	25,268	—	—	25,268
Insurance revenue	—	13,045	1,521	—	14,566
Other revenues	231	21,497	5,066	(5,005)	21,789
Total revenues	539	355,237	39,580	(9,356)	386,000

EXPENSES
Salaries and benefits	5,718	141,560	—	—	147,278
General and administrative	6,231	140,622	6,207	(9,615)	143,445
Interest expense	37,420	19,306	19,996	—	76,722
Depreciation and amortization	30	17,693	195	—	17,918
Corporate allocations	(9,827)	9,827	—	—	—
Other expenses, net	213	638	3,309	—	4,160
Total expenses	39,785	329,646	29,707	(9,615)	389,523

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(1)	(273)	17,068	—	16,794
Other	—	(590)	—	—	(590)
Total other gains (losses)	(1)	(863)	17,068	—	16,204

Income (loss) before income taxes	(39,247)	24,728	26,941	259	12,681
Income tax expense	63,885	18,343	1,201	55	83,484
Income (loss) before equity in earnings of consolidated subsidiaries and variable interest entities	(103,132)	6,385	25,740	204	(70,803)
Equity in earnings of consolidated subsidiaries and variable interest entities	32,329	18,002	—	(50,331)	—
Net income (loss)	$(70,803)	$24,387	$25,740	$(50,127)	$(70,803)

Comprehensive income (loss)	$(71,023)	$24,387	$25,518	$(49,905)	$(71,023)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2013
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$223,460	$—	$(4,729)	$218,731
Net gains on sales of loans	—	153,710	—	—	153,710
Interest income on loans	197	179	35,326	—	35,702
Net fair value gains on reverse loans and related HMBS obligations	—	30,476	—	—	30,476
Insurance revenue	—	27,406	1,490	—	28,896
Other revenues	130	21,355	4,994	(4,827)	21,652
Total revenues	327	456,586	41,810	(9,556)	489,167

EXPENSES
Salaries and benefits	3,646	146,607	—	—	150,253
General and administrative	9,897	120,381	6,958	(8,793)	128,443
Interest expense	33,296	19,775	21,999	(53)	75,017
Depreciation and amortization	30	17,520	207	—	17,757
Corporate allocations	(10,547)	10,547	—	—	—
Other expenses, net	239	437	2,710	—	3,386
Total expenses	36,561	315,267	31,874	(8,846)	374,856

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(61)	(94)	6,662	—	6,507
Total other (gains) losses	(61)	(94)	6,662	—	6,507

Income (loss) before income taxes	(36,295)	141,225	16,598	(710)	120,818
Income tax expense (benefit)	(12,438)	59,040	1,814	(287)	48,129
Income (loss) before equity in earnings of consolidated subsidiaries and variable interest entities	(23,857)	82,185	14,784	(423)	72,689
Equity in earnings of consolidated subsidiaries and variable interest entities	96,546	7,047	—	(103,593)	—
Net income	$72,689	$89,232	$14,784	$(104,016)	$72,689

Comprehensive income	$72,658	$89,232	$14,780	$(104,012)	$72,658

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$490,528	$71	$(13,420)	$477,179
Net gains on sales of loans	—	376,160	—	—	376,160
Interest income on loans	630	506	100,955	—	102,091
Net fair value gains on reverse loans and related HMBS obligations	—	69,440	—	—	69,440
Insurance revenue	—	53,379	4,381	—	57,760
Other revenues	767	85,772	14,994	(14,502)	87,031
Total revenues	1,397	1,075,785	120,401	(27,922)	1,169,661

EXPENSES
Salaries and benefits	13,618	415,059	—	—	428,677
General and administrative	23,037	382,077	19,052	(29,515)	394,651
Interest expense	110,670	54,015	61,576	—	226,261
Depreciation and amortization	90	54,269	594	—	54,953
Goodwill impairment	—	82,269	—	—	82,269
Corporate allocations	(34,109)	34,109	—	—	—
Other expenses, net	662	1,245	6,456	—	8,363
Total expenses	113,968	1,023,043	87,678	(29,515)	1,195,174

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(55)	(1,757)	17,635	—	15,823
Other	—	(590)	—	—	(590)
Total other gains (losses)	(55)	(2,347)	17,635	—	15,233

Income (loss) before income taxes	(112,626)	50,395	50,358	1,593	(10,280)
Income tax expense (benefit)	(7,088)	58,356	4,184	623	56,075
Income (loss) before equity in earnings of consolidated subsidiaries and variable interest entities	(105,538)	(7,961)	46,174	970	(66,355)
Equity in earnings of consolidated subsidiaries and variable interest entities	39,183	20,031	—	(59,214)	—
Net income (loss)	$(66,355)	$12,070	$46,174	$(58,244)	$(66,355)

Comprehensive income (loss)	$(66,566)	$12,070	$45,944	$(58,014)	$(66,566)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$627,583	$—	$(14,537)	$613,046
Net gains on sales of loans	—	468,104	—	—	468,104
Interest income on loans	450	546	108,400	—	109,396
Net fair value gains on reverse loans and related HMBS obligations	—	93,995	—	—	93,995
Insurance revenue	—	60,009	4,471	—	64,480
Other revenues	561	49,556	15,391	(14,869)	50,639
Total revenues	1,011	1,299,793	128,262	(29,406)	1,399,660

EXPENSES
Salaries and benefits	11,901	390,363	4	—	402,268
General and administrative	37,189	310,804	21,312	(27,710)	341,595
Interest expense	89,283	41,330	67,357	(521)	197,449
Depreciation and amortization	94	50,979	631	—	51,704
Corporate allocations	(30,106)	30,106	—	—	—
Other expenses, net	614	990	6,029	—	7,633
Total expenses	108,975	824,572	95,333	(28,231)	1,000,649

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(4,815)	(115)	11,832	—	6,902
Total other gains (losses)	(4,815)	(115)	11,832	—	6,902

Income (loss) before income taxes	(112,779)	475,106	44,761	(1,175)	405,913
Income tax expense (benefit)	(38,115)	195,386	5,447	(475)	162,243
Income (loss) before equity in earnings of consolidated subsidiaries and variable interest entities	(74,664)	279,720	39,314	(700)	243,670
Equity in earnings of consolidated subsidiaries and variable interest entities	318,334	12,907	—	(331,241)	—
Net income	$243,670	$292,627	$39,314	$(331,941)	$243,670

Comprehensive income	$243,616	$292,627	$39,249	$(331,876)	$243,616

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(16,440)	$40,736	$(17,186)	$(562)	$6,548

Investing activities
Purchases and originations of reverse loans held for investment	—	(1,041,836)	—	—	(1,041,836)
Principal payments received on reverse loans held for investment	—	382,015	—	—	382,015
Principal payments received on forward loans related to Residual Trusts	245	399	77,020	—	77,664
Principal payments received on forward loans related to Non-Residual Trusts	—	—	44,365	—	44,365
Payments received on charged-off loans held for investment	—	8,623	—	—	8,623
Payments received on receivables related to Non-Residual Trusts	—	—	7,676	—	7,676
Cash proceeds from sales of real estate owned, net related to Residual Trusts	211	244	8,105	—	8,560
Cash proceeds from sales of other real estate owned, net related to Non-Residual Trusts and other	—	22,665	4,121	—	26,786
Purchases of premises and equipment	—	(17,346)	—	—	(17,346)
Decrease (increase) in restricted cash and cash equivalents	4,246	3,062	(2,486)	—	4,822
Payments for acquisitions of businesses, net of cash acquired	—	(195,307)	—	—	(195,307)
Acquisitions of servicing rights	—	(172,775)	—	—	(172,775)
Sales of servicing rights	—	9,499	—	—	9,499
Acquisitions of charged-off loans held for investment	—	(64,548)	—	—	(64,548)
Capital contributions to subsidiaries	(33,674)	—	—	33,674	—
Returns of capital from subsidiaries	28,454	5,192	—	(33,646)	—
Change in due from affiliates	21,202	324,191	243,066	(588,459)	—
Other	(7,070)	(4,499)	—	—	(11,569)
Cash flows provided by (used in) investing activities	13,614	(740,421)	381,867	(588,431)	(933,371)

Financing activities
Payments on corporate debt	(11,250)	(1,900)	—	—	(13,150)
Proceeds from securitizations of reverse loans	—	1,159,757	—	—	1,159,757
Payments on HMBS related obligations	—	(439,526)	—	—	(439,526)
Issuances of servicing advance liabilities	—	692,975	236,241	—	929,216
Payments on servicing advance liabilities	—	(656,327)	(195,444)	—	(851,771)
Net change in warehouse borrowings related to forward loans	—	66,433	—	—	66,433
Net change in warehouse borrowings related to reverse loans	—	(18,574)	—	—	(18,574)
Proceeds from sale of excess servicing spread	—	75,426	—	—	75,426
Payments on excess servicing spread liability	—	(2,205)	—	—	(2,205)
Other debt issuance costs paid	—	(14,037)	(17)	—	(14,054)
Payments on mortgage-backed debt related to Residual Trusts	—	—	(77,468)	—	(77,468)
Payments on mortgage-backed debt related to Non-Residual Trusts	—	—	(58,229)	—	(58,229)
Capital contributions	—	33,431	243	(33,674)	—
Capital distributions	—	(6,977)	(26,669)	33,646	—
Change in due to affiliates	(88,405)	(259,238)	(241,378)	589,021	—
Other	6,939	(1,944)	—	—	4,995
Cash flows provided by (used in) financing activities	(92,716)	627,294	(362,721)	588,993	760,850

Net increase (decrease) in cash and cash equivalents	(95,542)	(72,391)	1,960	—	(165,973)
Cash and cash equivalents at the beginning of the period	100,009	388,644	3,232	—	491,885
Cash and cash equivalents at the end of the period	$4,467	$316,253	$5,192	$—	$325,912

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(44,594)	$(2,021,408)	$25,086	$442	$(2,040,474)

Investing activities
Purchases and originations of reverse loans held for investment	—	(2,367,622)	—	—	(2,367,622)
Principal payments received on reverse loans held for investment	—	244,795	—	—	244,795
Principal payments received on forward loans related to Residual Trusts	63	363	81,486	—	81,912
Principal payments received on forward loans related to Non-Residual Trusts	—	—	46,516	—	46,516
Payments received on receivables related to Non-Residual Trusts	—	—	11,379	—	11,379
Cash proceeds from sales of real estate owned, net related to Residual Trusts	194	50	5,638	—	5,882
Cash proceeds from sales of other real estate owned, net	—	9,706	5,741	—	15,447
Purchases of premises and equipment	—	(26,420)	—	—	(26,420)
Decrease (increase) in restricted cash and cash equivalents	(3)	(7,145)	316	—	(6,832)
Payments for acquisitions of businesses, net of cash acquired	(477,021)	(1,063)	—	—	(478,084)
Acquisitions of servicing rights	—	(560,855)	—	—	(560,855)
Capital contributions to subsidiaries	(331,107)	(1,875)	—	332,982	—
Returns of capital from subsidiaries	34,777	15,345	—	(50,122)	—
Change in due from affiliates	(501,851)	(41,001)	(56,657)	599,509	—
Other	—	(1,120)	—	—	(1,120)
Cash flows provided by (used in) investing activities	(1,274,948)	(2,736,842)	94,419	882,369	(3,035,002)

Financing activities
Proceeds from issuance of corporate debt, net of debt issuance costs	1,060,300	—	—	—	1,060,300
Payments on corporate debt	(60,826)	(1,234)	—	—	(62,060)
Proceeds from securitizations of reverse loans	—	2,622,583	—	—	2,622,583
Payments on HMBS related obligations	—	(270,410)	—	—	(270,410)
Issuances of servicing advance liabilities	—	1,280,038	4,120	—	1,284,158
Payments on servicing advance liabilities	—	(546,868)	(3,294)	—	(550,162)
Net change in warehouse borrowings related to forward loans	—	1,287,300	—	—	1,287,300
Net change in warehouse borrowings related to reverse loans	—	(177,926)	—	—	(177,926)
Other debt issuance costs paid	—	(7,269)	—	—	(7,269)
Payments on mortgage-backed debt related to Residual Trusts	—	—	(84,419)	—	(84,419)
Payments on mortgage-backed debt related to Non-Residual Trusts	—	—	(65,930)	—	(65,930)
Capital contributions	—	331,107	1,875	(332,982)	—
Capital distributions	—	(13,699)	(36,423)	50,122	—
Change in due to affiliates	(30,145)	563,923	66,173	(599,951)	—
Other	2,568	81	(37)	—	2,612
Cash flows provided by (used in) financing activities	971,897	5,067,626	(117,935)	(882,811)	5,038,777

Net increase (decrease) in cash and cash equivalents	(347,645)	309,376	1,570	—	(36,699)
Cash and cash equivalents at the beginning of the period	366,393	73,993	1,668	—	442,054
Cash and cash equivalents at the end of the period	$18,748	$383,369	$3,238	$—	$405,355

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms "Walter Investment," the "Company," "we," "us," and "our" as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014, as amended on August 14, 2014, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that Annual Report on Form 10-K. Historical results and trends discussed herein and therein may not be indicative of future operations, particularly in light of our recent acquisitions. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, reflect management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors. We use certain acronyms and terms throughout this Quarterly Report on Form 10-Q that are defined under "Glossary of Terms" in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Our website can be found at www.walterinvestment.com. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on “Investor Relations” and then click on "SEC Filings". We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Ethics, our Corporate Governance Guidelines, and charters for our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, and Compliance Committee. In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1, “Legal Proceedings,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors,” in Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC.
In particular (but not by way of limitation), the following important factors, risks and uncertainties could affect our future results, performance and achievements and could cause actual results, performance and achievements to differ materially from those expressed in the forward-looking statements:

•
increased scrutiny and potential enforcement actions by federal and state agencies, including a pending investigation by the CFPB and the FTC, the investigation by the Department of Justice and HUD, and the investigations by the state attorneys general working group and the Office of the United States Trustee;

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

•	changes to HAMP, HARP, the HECM program or other similar government programs;

•	uncertainty as to the volume of originations activity we will benefit from following the expiration of HARP, which is scheduled to occur on December 31, 2015;

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

•	risks related to the high amount of leverage we utilize in the operation of our business;

•	our dependence upon third-party funding in order to finance certain of our businesses;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	our ability to successfully develop our loan originations platforms;

•	the occurrence of anticipated growth of the specialty servicing sector and the reverse mortgage sector;

•	local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends in particular;

•	continued uncertainty in the United States home sales market, including both the volume and pricing of sales, due to adverse economic conditions or otherwise;

•	fluctuations in interest rates and levels of mortgage originations and prepayments;

•	changes in regards to the rights and obligations of property owners, mortgagors and tenants;

•	changes in public, client or investor opinion on mortgage origination, loan servicing and debt collection practices;

•	risks related to cyber-attacks against us or our vendors, including any related interruptions to our operations, remediation costs and reputational damage;

•
the effect of our risk management strategies, including the management and protection of the personal and private information of our customers and mortgage holders and the protection of our information systems from third-party interference (cybersecurity);

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
Executive Summary
The Company
We are a fee-based services provider to the residential mortgage industry focused primarily on providing servicing for credit-sensitive forward mortgage loans and for reverse mortgage loans. According to Inside Mortgage Finance, we are one of the top 10 mortgage servicers ranked nationally by unpaid principal balance. At September 30, 2014, we serviced approximately 2.3 million mortgage loans with approximately $247.0 billion in unpaid principal balance. Our servicing portfolio significantly expanded throughout 2013 as a result of our servicing asset acquisitions, the most significant of which were our $126.7 billion of bulk portfolio acquisitions from ResCap and BOA in early 2013, and our other bulk and flow servicing asset acquisitions, which contributed an additional $17.4 billion to our servicing portfolio. During the nine months ended September 30, 2014, we continued to grow our forward loan portfolio with $37.3 billion of bulk portfolio acquisitions from EverBank and an affiliate of a national bank and $2.3 billion in other acquisitions. During the nine months ended September 30, 2014, we grew our asset receivables management business by acquiring a $64.5 million portfolio of charged-off loans, representing a substantial discount to the face value of $3.5 billion. Our business provides servicing to the forward residential loan market for several product types including agency or non-agency and first and second lien and manufactured housing loans. We focus on credit-sensitive residential mortgages, which we define as loans that are delinquent or more operationally intensive to support. We also service higher credit-quality performing forward mortgage loans.
The growth of our forward and reverse mortgage originations businesses has diversified our revenue base and offers various sources for replenishing the Company's portfolio of servicing assets. In 2013, we materially expanded our forward mortgage originations business concurrent with the servicing portfolio acquisition from ResCap through the purchase of its capital markets and national originations platforms. During 2013, we originated $15.9 billion of forward loans and, of this amount, added $5.9 billion to our servicing portfolio through our correspondent and wholesale lending channels. Similarly, during the first nine months of 2014 we originated $13.4 billion of forward loans of which $6.8 billion was added to our servicing portfolio through these channels. The majority of the remaining originations supported our recapture and retention activities associated with our existing servicing portfolio. Through our retention and recapture activities, we assist borrowers in refinancing their loans which helps reduce runoff on our existing servicing portfolio. In February 2014, we exited activities associated with our mortgage wholesale channel. According to Inside Mortgage Finance, we were one of the top 20 mortgage lenders by volume through the first nine months of 2014.

Our reverse mortgage originations business originated and purchased $2.7 billion in unpaid principal balance of reverse mortgage volume and issued $2.9 billion in unpaid principal balance of HMBS during 2013. For the nine months ended September 30, 2014, we originated and purchased $1.0 billion in unpaid principal balance of reverse mortgage volume and issued $1.1 billion in unpaid principal balance of HMBS to finance our reverse mortgage originations business.
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
Servicing — Our Servicing segment consists of operations that perform servicing for third-party investors in forward loans, as well as our own forward loan portfolio on a fee-for-service basis.
Originations — Our Originations segment consists of operations that purchase and originate forward loans that are sold to third parties with servicing rights generally retained.
Reverse Mortgage — Our Reverse Mortgage segment consists of operations that purchase and originate HECMs that are securitized, but remain on the consolidated balance sheet as collateral for secured borrowings. This segment also performs servicing for third-party investors in reverse loans and provides other ancillary services for the reverse mortgage market, such as real estate owned property management and disposition.
Asset Receivables Management — Our ARM segment performs collections of post charge-off deficiency balances for itself and on behalf of third-party securitization trusts and other asset owners.
Insurance — Our Insurance business segment provides voluntary insurance for residential loan borrowers and lender-placed hazard insurance for investors, if permitted under applicable laws and regulations, as well as other ancillary products, through our insurance agency for a commission.
Loans and Residuals — Our Loans and Residuals segment consists of the assets and mortgage-backed debt of the Residual Trusts, as well as our unencumbered residential loan portfolio and real estate owned, all of which are associated with forward loans.
Other — Our Other non-reportable segments primarily consist of the assets and liabilities of the Non-Residual Trusts, corporate debt, and our investment management business.
Overview
Our profitability is dependent on our ability to generate fee revenue (including incentive and performance fees) primarily from our servicing portfolio, as well as our adjacent originations and reverse mortgage businesses. Our Servicing segment revenue is impacted by the size and mix of our capitalized and sub-serviced portfolios and is generated through servicing of mortgage loans for investors. Net servicing revenue and fees includes the change in fair value of MSRs carried at fair value and the amortization of all other MSRs. Our servicing fee income generation is influenced by the level and timing of MSR trades. Origination gain on sale of loans is impacted by interest rate conditions. Our Originations segment revenue, which is primarily gains on sales of loans, is impacted by the volume of loans locked and, to some degree, the margins earned in our various origination channels. Net gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by new origination volume, draws on existing loans and fair value of reverse loans and HMBS. Our Loans and Residuals segment seeks to earn a spread from the interest income we earn on residential loans less the credit losses we incur on these loans and the interest expense we pay on the mortgage-backed debt issued to finance the loans. The net interest margin is significantly influenced by the overall size and mix of our loan portfolio and the cost of funding those assets. Insurance revenues include commissions earned by our insurance agency business and are largely impacted by the size of our servicing portfolio and regulations. Other revenues include origination fees and asset management performance fees relating to asset management of a fund.
Our results of operations are also affected by expenses such as salaries and benefits, occupancy, legal and professional fees, other operating expenses, including the cost of advances, and interest expense. The impact of recent legal and potential enforcement actions and legislation and related rules regulating the financial services sector resulted in higher legal accruals for loss contingencies and regulatory matters during the current period. In addition aged advances resulted in a higher provision on advances. Further, during the nine months ended September 30, 2014, our expenses were impacted by a non-cash goodwill impairment charge for our Reverse Mortgage reporting unit of $82.3 million. Refer to our Financial Highlights, Results of Operations and Business Segment Results sections below for further information.

We continue to pursue opportunities to bolster our servicing portfolio through acquisitions of servicing rights and entering into sub-servicing contracts, while also using our originations platform to refinance and retain loans in our current servicing portfolio as well as to generate new loans that are added to the servicing portfolio. To the extent we pursue large MSR acquisitions, we may seek to partner with WCO and other external parties. Based on our discussions with market sources and potential counterparties, we believe that banking organizations as well as non-bank mortgage origination companies continue to be interested in transferring substantial volumes of servicing rights and responsibilities to high touch servicers such as ourselves. We completed the acquisition of servicing rights related to loans with an unpaid principal balance of $39.7 billion during the first nine months of 2014. In October 2014 we entered into agreements with various third-party sellers to acquire servicing rights associated with loans totaling approximately $9 billion in unpaid principal balance. The transactions are subject to customary closing conditions such as investor and regulatory approval. We are also in the process of negotiating additional servicing arrangements associated with loans totaling approximately $5 billion in unpaid principal balance. The market for bulk transfers of servicing rights and sub-servicing responsibilities has slowed during 2014 as GSEs and federal and state government agencies have been reviewing the industry’s experience over the last several years with large volumes of servicing transfers, increasing their scrutiny of such transfers and, in some cases, delaying or withholding approval of transfers. We expect this environment of enhanced scrutiny to continue for some time. In the future, we expect that our ability to add to our servicing portfolio through such transfers will depend in part upon whether we comply with increasingly stringent transfer protocols, demonstrate high levels of compliance with regulatory and contractual servicing standards and meet potentially changing capital requirements. In addition, price competition to procure such transfers is substantial.
We are considering monetizing certain non-core assets in connection with a review of our balance sheet and capital structure. We are also reviewing our cost structure and opportunities to achieve substantial operating efficiencies.
Financial Highlights
Total revenues for the three months ended September 30, 2014 were $386.0 million, which represented a decline of $103.2 million, or 21%, as compared to the same period of 2013. The decrease in revenue reflects a $55.3 million decrease in net servicing revenue and fees, primarily driven by a $76.1 million decrease from changes in fair value of servicing rights, a decrease of $26.2 million related to net gains on sales of loans, and a decrease of $14.3 million in insurance revenues resulting primarily from regulatory changes. Total expenses remained relatively flat during the three months ended September 30, 2014 increasing by $14.7 million as compared to the same period of 2013.
Total revenues for the nine months ended September 30, 2014 were $1.2 billion, which represented a decline of $230.0 million, or 16%, as compared to the same period of 2013. The decrease in revenue reflects a $135.9 million decrease in net servicing revenue and fees, primarily driven by a $211.5 million decrease from changes in valuation inputs of servicing rights, partially offset by increased servicing revenue and fees of $116.3 million, a decrease of $91.9 million in net gains on sales of loans, and lower net fair value gains on reverse loans and related HMBS obligations of $24.6 million. Other revenues increased $36.4 million which reflects the impact of $36.7 million in performance fees earned by our investment management business which is included in our Other non-reportable segment.
Total expenses for the nine months ended September 30, 2014 were $1.2 billion, which represented an increase of $194.5 million, or 19%, as compared to the same period of 2013. The increase in expenses was primarily driven by the growth in our servicing portfolio coupled with an increased provision for advances and increased costs for legal and regulatory matters, and a $82.3 million goodwill impairment charge recorded by our Reverse Mortgage segment. In addition, interest expense increased by $28.8 million primarily reflecting increased corporate debt outstanding and increased servicing advance liabilities.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures period over period. Results for our ARM, Insurance and Loans and Residuals segments are included in the Results of Operations section as there has been no material change in these segments period over period. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.
Our cash flows provided by operating activities were $6.5 million during the nine months ended September 30, 2014. We finished the nine months ended September 30, 2014 with $325.9 million in cash and cash equivalents. Our operating cash flows increased by $2.0 billion during the nine months ended September 30, 2014 as compared to the same period in 2013, primarily as a result of a higher volume of loans sold in relation to originated loans. In the prior year period, the business substantially ramped up operations with the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and the correspondent lending business from Ally Bank on March 1, 2013, therefore loan originations were significantly larger than volume sold. In the current year period, the relationship of loan production to volume sold normalized. In addition, during the nine months ended September 30, 2014, the growth of our servicing portfolio required the use of funds for servicer and protective advances of $161.4 million of cash.

Recent Developments
On October 27, 2014, Green Tree Servicing signed a long-term Loan Servicing Agreement with Black Knight Financial Services, LLC for the use of MSP, a mortgage and consumer loan servicing platform. Green Tree Servicing has been using a combination of MSP and its own proprietary collections, customer service and default management systems to service Ginnie Mae and Freddie Mac loans for several years. Green Tree Servicing intends to move more of its traditional first lien mortgages to MSP over the next several years.  Green Tree Servicing anticipates that it will continue to use its proprietary servicing system for non-traditional mortgage loans.
Regulatory Developments
The financial crisis in general, and the related tumult in the residential mortgage market in particular, have placed our industry under increased scrutiny by federal and state regulators over the past several years. We expect this scrutiny to continue. Rules, regulations and practices that have been in place for many years may be changed, and new rules and regulations have been, and may continue to be, introduced in order to address real and perceived problems in our industry. We expect to incur ongoing operational and system costs in order to comply with these rules and regulations.
Servicing Segment
On August 19, 2014, the CFPB issued a compliance bulletin and related guidance, which replaced former CFPB guidance and updated supervisory expectations for compliance with federal consumer financial laws applicable to MSR transfers. The CFPB stated that it is continuing to monitor the mortgage servicing market and may engage in further rulemaking in this area.
On September 29, 2014, the CFPB announced its first enforcement action against a mortgage servicer under the mortgage loan servicing rules adopted by the CFPB in January 2013. According to the CFPB, the servicer’s alleged violations related to its loss mitigation activities, including excessive delays in reviewing loss mitigation applications, failure to alert consumers of incomplete loss mitigation applications, inappropriate denial of loss mitigation applications, and misleading consumers with respect to their right to appeal the servicer’s determination to deny loss mitigation applications. In light of these alleged violations, the servicer agreed to pay restitution and a civil penalty, and was prohibited from acquiring servicing rights for defaulted loan portfolios until it demonstrates an adequate loss mitigation policy and procedure.
On October 29, 2014, SIGTARP issued a report regarding the impact of MSR transfers on borrowers participating in HAMP. Rules promulgated by the U.S. Treasury require that when a mortgage servicer transfers a mortgage or MSRs to a mortgage that is in or eligible for HAMP, the obligations related to HAMP for that mortgage must be transferred with the mortgage or MSRs. Despite this requirement, SIGTARP found various shortcomings in the U.S. Treasury’s oversight of HAMP servicing transfers, and reported a recent increase in borrower complaints relating to HAMP servicing transfers. In particular, SIGTARP found that non-compliant HAMP servicing transfers may result in lost or delayed borrower applications for HAMP relief, failure by the new servicer to honor the borrower’s HAMP modifications, or miscalculation by the new servicer of required borrower payments. In light of the reported oversight shortcomings and potential harms to HAMP participants, SIGTARP called for the U.S. Treasury to report violations of HAMP rules publicly and withhold incentive payments from servicers that do not comply with HAMP rules in connection with servicing transfers.
Additional Information
See our Annual Report on Form 10-K for the year ended December 31, 2013, as well as our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, for additional information about the regulatory framework under which we operate.

Results of Operations — Comparison of Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013
Our consolidated results of operations are provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
REVENUES
Net servicing revenue and fees	$163,411	$218,731	$(55,320)	(25)%	$477,179	$613,046	$(135,867)	(22)%
Net gains on sales of loans	127,515	153,710	(26,195)	(17)%	376,160	468,104	(91,944)	(20)%
Interest income on loans	33,451	35,702	(2,251)	(6)%	102,091	109,396	(7,305)	(7)%
Net fair value gains on reverse loans and related HMBS obligations	25,268	30,476	(5,208)	(17)%	69,440	93,995	(24,555)	(26)%
Insurance revenue	14,566	28,896	(14,330)	(50)%	57,760	64,480	(6,720)	(10)%
Other revenues	21,789	21,652	137	1%	87,031	50,639	36,392	72%
Total revenues	386,000	489,167	(103,167)	(21)%	1,169,661	1,399,660	(229,999)	(16)%

EXPENSES
Salaries and benefits	147,278	150,253	(2,975)	(2)%	428,677	402,268	26,409	7%
General and administrative	143,445	128,443	15,002	12%	394,651	341,595	53,056	16%
Interest expense	76,722	75,017	1,705	2%	226,261	197,449	28,812	15%
Depreciation and amortization	17,918	17,757	161	1%	54,953	51,704	3,249	6%
Goodwill impairment	—	—	—	—%	82,269	—	82,269	n/m
Other expenses, net	4,160	3,386	774	23%	8,363	7,633	730	10%
Total expenses	389,523	374,856	14,667	4%	1,195,174	1,000,649	194,525	19%

OTHER GAINS (LOSSES)
Other net fair value gains	16,794	6,507	10,287	158%	15,823	6,902	8,921	129%
Other	(590)	—	(590)	n/m	(590)	—	(590)	n/m
Total other gains	16,204	6,507	9,697	149%	15,233	6,902	8,331	121%

Income (loss) before income taxes	12,681	120,818	(108,137)	(90)%	(10,280)	405,913	(416,193)	(103)%
Income tax expense	83,484	48,129	35,355	73%	56,075	162,243	(106,168)	(65)%
Net income (loss)	$(70,803)	$72,689	$(143,492)	(197)%	$(66,355)	$243,670	$(310,025)	(127)%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
Servicing fees	$168,731	$140,267	$28,464	20%	$507,911	$403,612	$104,299	26%
Incentive and performance fees	35,283	42,269	(6,986)	(17)%	119,622	117,373	2,249	2%
Ancillary and other fees	23,111	21,677	1,434	7%	65,851	56,074	9,777	17%
Servicing revenue and fees	227,125	204,213	22,912	11%	693,384	577,059	116,325	20%
Changes in valuation inputs or other assumptions(1)	(5,346)	47,812	(53,158)	(111)%	(74,340)	137,143	(211,483)	(154)%
Other changes in fair value (2)	(45,490)	(22,515)	(22,975)	102%	(107,682)	(67,844)	(39,838)	59%
Change in fair value of servicing rights	(50,836)	25,297	(76,133)	(301)%	(182,022)	69,299	(251,321)	(363)%
Amortization of servicing rights	(10,222)	(10,779)	557	(5)%	(31,527)	(33,312)	1,785	(5)%
Change in fair value of excess servicing spread liability (3)	(2,656)	—	(2,656)	n/m	(2,656)	—	(2,656)	n/m
Net servicing revenue and fees	$163,411	$218,731	$(55,320)	(25)%	$477,179	$613,046	$(135,867)	(22)%
_______

(1)	Represents the net change in the servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)
Other changes in fair value represents the realization of expected cash flows over time and also includes $12.9 million in servicing rights transferred to the Company for no consideration for the three and nine months ended September 30, 2013.

(3)	Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $2.7 million for the three and nine months ended September 30, 2014.
We recognize servicing revenue and fees on servicing performed for third parties in which we either own the servicing rights or act as sub-servicer. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us, and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans held by consolidated VIEs for which the related residential loans and real estate owned have been recognized on our consolidated balance sheets, which consists of both the Residual and Non-Residual Trusts, is eliminated in consolidation. Servicing revenue and fees are adjusted for the amortization of servicing rights carried at amortized cost, the change in fair value of servicing rights carried at fair value, and the change in fair value of the excess servicing spread liability.
Servicing revenue and fees increased $22.9 million and $116.3 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, primarily due to growth in the third-party servicing portfolio resulting mainly from bulk MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by normal run-off of the servicing portfolio. Refer to the Servicing segment section of our Business Segment Results below for additional information on the changes in fair value relating to servicing rights and our excess servicing spread liability.
A summary of third-party net servicing revenue and fees by segment is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
Servicing	$146,035	$201,964	$(55,929)	(28)%	$423,944	$561,929	$(137,985)	(25)%
Reverse Mortgage	9,232	7,023	2,209	31%	25,619	20,395	5,224	26%
Asset Receivables Management	8,144	9,744	(1,600)	(16)%	27,616	30,722	(3,106)	(10)%
Third-party net servicing revenue and fees	$163,411	$218,731	$(55,320)	(25)%	$477,179	$613,046	$(135,867)	(22)%
The decrease in third-party net servicing revenue and fees in the Asset Receivables Management segment was due primarily to a decrease in recovery income due to lower gross collections. Refer to the Business Segment Results section below for additional information on net servicing revenue and fees for our Servicing and Reverse Mortgage segments.

Net Gains on Sales of Loans
Net gains on sales of loans consists of gains on sales of loans held for sale, fair value adjustments on loans held for sale, IRLCs and other related freestanding derivatives, and a provision for the repurchase of loans. Net gains on sales of loans decreased $26.2 million and $91.9 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, due primarily to a shift in volume from a higher margin retention channel to a lower margin correspondent channel, and during the three month period, lower locked volume. The shift in volume results largely from lower HARP originations and an initiative to grow our consumer retail and correspondent lending.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered forward loans, both of which are accounted for at amortized cost. Interest income decreased $2.3 million and $7.3 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, primarily due to a decrease in the related average residential loan balances outstanding.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
Residential loans at amortized cost
Interest income	$33,451	$35,702	$(2,251)	$102,091	$109,396	$(7,305)
Average balance (1)	1,359,953	1,448,092	(88,139)	1,379,906	1,473,954	(94,048)
Annualized average yield	9.84%	9.86%	(0.02)%	9.86%	9.90%	(0.04)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning and end of each quarter during the period.
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Net fair value gains on reverse loans and related HMBS obligations includes the contractual interest income earned on reverse loans, including those not yet securitized or no longer in securitization pools, net of interest expense on HMBS related obligations and the change in fair value of these assets and liabilities. The net contractual interest approximates our servicing fees. Included in the change in fair value are gains due to loan originations, which include draws on reverse loans where the borrower has additional borrowing capacity. These gains result from the pricing of an aggregated pool of loans exceeding the cost of the origination or acquisition of the loan as well as the change in fair value resulting from changes to market pricing on HECMs and HMBS. No gain or loss is recognized upon securitization of reverse loans as these transactions are accounted for as secured borrowings. Refer to the Reverse Mortgage segment section of our Business Segment Results below for additional information including a detailed breakout of the components of net fair value gains on reverse loans and related HMBS obligations.
Net fair value gains on reverse loans and related HMBS obligations decreased by $5.2 million and $24.6 million during the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, due primarily to lower new origination volume, partially offset by a higher volume of securitizations of borrower draws on existing reverse loans and the change in market pricing for HECMs and HMBS. The three month period in 2014 also included higher net contractual interest primarily as a result of growth in both reverse loans and HMBS related obligations, offset partially by a decline in interest income on reverse loans resulting from an increase in nonperforming reverse loans which have a lower interest rate than loans that are performing.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $14.3 million and $6.7 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, due primarily to a decrease in commissions earned related to lender-placed insurance policies resulting from regulatory changes as addressed below. For the nine months ended September 30, 2014 as compared to the same period of 2013, these lower commissions were partially offset by an increase in lender-placed insurance policies issued in relation to the 2013 and early 2014 bulk servicing right acquisitions prior to the effective date of the regulatory changes.

Due to recent regulatory developments surrounding lender-placed insurance policies that became effective in June 2014, our sales commissions related to lender-placed insurance policies began to decrease in June 2014. We are actively looking at alternatives to maximize the value of our insurance business. However, there is no assurance that our efforts will be successful in preserving for our shareholders all or any part of the value of our lender-placed insurance business.
Other Revenues
Other revenues consist primarily of asset management performance fees, origination fee income, income associated with our beneficial interest in a servicing asset, and the change in fair value of charged-off loans. Other revenues remained relatively flat for the three months ended September 30, 2014 as compared to the same period of 2013. Other revenues increased due to a $9.5 million gain in fair value on charged-off loans acquired in 2014, which was offset by $10.8 million in lower origination fee income resulting from lower fees charged to borrowers for refinancing loans. Origination fee income was $5.7 million and $16.5 million for the three months ended September 30, 2014 and 2013, respectively.
Other revenues increased $36.4 million for the nine months ended September 30, 2014 as compared to the same period of 2013 due primarily to $36.7 million in asset management performance fees collected and earned by our Other non-reportable segment in connection with the asset management of a fund. Theses fees were earned in connection with the liquidation of the fund’s investments during the current period and are based on the fund exceeding pre-defined thresholds. These fees are recorded when the fund is terminated or when the likelihood of claw-back is improbable. Other revenues also increased due to a $10.9 million gain in fair value on charged-off loans acquired in 2014 and $7.5 million in income for our beneficial interest in a servicing asset that did not exist in the prior year period. These increases were partially offset by $18.7 million in lower origination fee income resulting from lower fees charged to borrowers for refinancing loans. Origination fee income was $18.4 million and $37.1 million for the nine months ended September 30, 2014 and 2013, respectively.
Salaries and Benefits
Salaries and benefits expense decreased $3.0 million during the three months ended September 30, 2014 as compared to the same period of 2013 primarily due to reductions in accruals for incentive pay, offset partially by higher expenses resulting from employees acquired in connection with our recent acquisitions and hiring to support the growth of our business.
Salaries and benefits increased $26.4 million for the nine months ended September 30, 2014 as compared to the same period of 2013 primarily due to growth in the number of employees as discussed above. Headcount increased by approximately 200 full-time employees from approximately 6,400 at September 30, 2013 to approximately 6,600 at September 30, 2014.
General and Administrative
General and administrative expenses increased $15.0 million for the three months ended September 30, 2014 as compared to the same period of 2013 due mainly to higher direct expenses of $33.2 million in our Servicing segment, partially offset by lower direct expenses of $14.4 million in our Originations segment and other insignificant variances in other segments. Our Servicing segment had $30.8 million in higher legal accruals for loss contingencies and legal expenses during the three months ended September 30, 2014 as compared to the same period of 2013 due to legal and regulatory matters. Our Originations segment had lower expenses due primarily to the decline in funded volume and the management of expenses to align with the scope and scale of current operations.
General and administrative expenses increased $53.1 million for the nine months ended September 30, 2014 as compared to the same period of 2013 due primarily to higher direct expenses of $71.3 million in our Servicing segment, partially offset by lower direct expenses of $6.2 million and $13.9 million in our Originations and Other non-reportable segments, respectively. Our Servicing segment had additional costs associated with growth in the servicing portfolio, including a higher provision for advances of $22.9 million during the nine months ended September 30, 2014 as compared to the same period of 2013, resulting from the aging of advances. In addition, there were $47.1 million in higher legal accruals for loss contingencies and legal expenses due to legal and regulatory matters. Our Originations segment had lower expenses primarily as a result of the management of expenses described above, partially offset by a higher volume of loans funded during 2014 coupled with the impact on expenses of the ramp-up in 2013 in business following the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and the correspondent lending business from Ally Bank on March 1, 2013. Our Other non-reportable segment experienced a decline in expenses due primarily to costs incurred to affect corporate debt financing transactions in the prior year. These expenses were not incurred in the current year.

Interest Expense
We incur interest expense on our corporate debt, mortgage-backed debt issued by the Residual Trusts, master repurchase agreements and servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense remained relatively flat for the three months ended September 30, 2014 as compared to the same period of 2013. Interest expense increased $28.8 million for the nine months ended September 30, 2014 as compared to the same period of 2013 due primarily to corporate debt transactions throughout 2013, which included incremental borrowings under our 2012 Term Loan and related subsequent refinancing activities under our 2013 Term Loan and the issuance of our Senior Notes. These financing transactions resulted in a higher average balance of our corporate debt, but a lower average interest rate, which resulted in a lower cost of debt during the nine months ended September 30, 2014 as compared to the same periods of 2013. In addition, interest expense increased as a result of a higher average balance of servicing advance liabilities, which are utilized to finance servicer and protective advances, due to our growing servicing business. These increases were partially offset by decreases in interest expense related to mortgage-backed debt and master repurchase agreements. Interest expense related to mortgage-backed debt decreased as a result of a lower average outstanding balance due to runoff in the related loan portfolio and a lower average interest rate. Interest expense related to master repurchase agreements, which are utilized to fund purchases and originations of forward and reverse loans, decreased primarily as a result of lower average interest rates, and in the three months ended September 30, 2014, lower average balances outstanding due to a decrease in funded loan originations. Refer to the Liquidity and Capital Resources section below for additional information on our corporate debt activity.
Provided below is a summary of the average balances of our corporate debt, mortgage-backed debt of the Residual Trusts, servicing advance liabilities, and master repurchase agreements, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
Corporate debt (1)
Interest expense	$37,447	$33,348	$4,099	$110,766	$89,133	$21,633
Average balance (5)	2,270,917	1,926,235	344,682	2,272,057	1,704,799	567,258
Annualized average rate	6.60%	6.93%	(0.33)%	6.50%	6.97%	(0.47)%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$19,221	$21,376	$(2,155)	$59,384	$65,472	$(6,088)
Average balance (5)	1,138,684	1,245,429	(106,745)	1,164,363	1,273,539	(109,176)
Annualized average rate	6.75%	6.87%	(0.12)%	6.80%	6.85%	(0.05)%

Servicing advance liabilities (3)
Interest expense	$10,841	$8,628	$2,213	$31,821	$16,204	$15,617
Average balance (5)	1,026,050	798,304	227,746	999,391	483,969	515,422
Annualized average rate	4.23%	4.32%	(0.09)%	4.25%	4.46%	(0.21)%

Master repurchase agreements (4)
Interest expense	$9,213	$11,665	$(2,452)	$24,290	$26,640	$(2,350)
Average balance (5)	1,158,657	1,283,867	(125,210)	955,324	897,260	58,064
Annualized average rate	3.18%	3.63%	(0.45)%	3.39%	3.96%	(0.57)%
__________

(1)	Corporate debt includes our secured term loans, Senior Notes, and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Mortgage-backed debt of the Residual Trusts is held by our Loans and Residuals segment.

(3)	Servicing advance liabilities are held by the Servicing segment.

(4)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(5)
Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value. Average balance for mortgage-backed debt is calculated as the average carrying value at the beginning and end of each quarter during the period.

Depreciation and Amortization
Depreciation and amortization expense consists of amortization of intangible assets other than goodwill and depreciation and amortization of premises and equipment including amortization of capitalized software. Depreciation and amortization remained relatively flat during the three months ended September 30, 2014 as compared to the same period of 2013. Depreciation and amortization increased $3.2 million for the nine months ended September 30, 2014 as compared to the same period of 2013 primarily as a result of the acquisition of premises and equipment, partially offset by a decline in amortization of intangible assets acquired in conjunction with the acquisition of Green Tree on July 1, 2011. Certain of these intangible assets are now fully amortized.
Goodwill Impairment
We incurred an $82.3 million impairment charge during the nine months ended September 30, 2014 as a result of a goodwill evaluation performed in the second quarter of 2014. The evaluation indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill was less than its book value, therefore requiring the impairment charge. Refer to Note 12 in our Notes to the Consolidated Financial Statements for further discussion.
Other Expenses, Net
Included in other expenses, net is primarily the provision for loan losses on our residential loan portfolio accounted for at amortized cost and real estate owned expenses, net. The provision for loan losses increased by $0.8 million for the three months ended September 30, 2014 as compared to the same period of 2013 primarily due to severity improvements realized during the prior period. The allowance for loan losses requirement for the three months ended September 30, 2014 was generally flat compared to the beginning of the quarter due to stabilized loss severities. Other expenses, net remained relatively flat for the nine months ended September 30, 2014 as compared to the same period of 2013.
Other Net Fair Value Gains
Other net fair value gains consists primarily of fair value gains and losses on the assets and liabilities of the Non-Residual Trusts and fluctuates generally based on changes in LIBOR rates. In addition, we had an increase in the estimated liability for a contingent earn-out payment related to the acquisition of S1L of $4.8 million during the nine months ended September 30, 2013.
Income Tax Expense
Income tax expense increased $35.4 million for the three months ended September 30, 2014, and decreased $106.2 million for the nine months ended September 30, 2014, as compared to the same periods of 2013 due primarily to the decrease in income before income taxes as well as the impact on income taxes for the treatment of the impairment of goodwill, which is described above, as a non-deductible expense. We calculated income tax expense for the nine months ended September 30, 2014 based on our estimated annual effective tax rate which takes into account all expected ordinary activity for the 2014 year. Due to the significant nature of the non-deductible expense related to the impairment of goodwill compared to expected ordinary income for the year ended December 31, 2014, our estimated annual effective tax rate for the year differs substantially from the statutory rate of 35%. The change in the effective tax rate during the nine months ended September 30, 2014 as compared to the effective tax rate for the six months ended June 30, 2014 is primarily the result of significant legal expenses in the third quarter of 2014 associated with a heightened level of legal and regulatory matters as well as other estimated and actual variances in operating results for the second half of 2014.
Financial Condition — Comparison of Consolidated Financial Condition at September 30, 2014 to December 31, 2013
Our total assets and total liabilities both increased by $1.1 billion at September 30, 2014 as compared to December 31, 2013. The increase in total assets and total liabilities primarily relate to items described below:

•	Residential loans at fair value increased by $1.1 billion primarily as a result of purchases and originations of reverse loans and, to a lesser extent, purchases and originations of forward loans.

•
Servicing rights increased by $329.2 million due primarily to $398.0 million in MSR portfolio acquisitions, which included servicing rights from EverBank and an affiliate of a national bank which were recorded upon receipt of investor approval during the current period, and $155.6 million in servicing rights capitalized upon sales of loans with servicing retained, partially offset by a $182.0 million reduction in the fair value of servicing rights carried at fair value and $31.5 million in amortization of servicing rights carried at cost.

•
Servicer and protective advances increased by $283.9 million primarily as a result of advances acquired in conjunction with the acquisitions of servicing rights from EverBank and an affiliate of a national bank as discussed above as well as other growth in the servicing portfolio.

•
Goodwill decreased by $82.3 million due to a non-cash impairment charge to the asset carrying value recorded during the second quarter of 2014. The impairment testing is performed on each of our reporting units on an annual basis, or more often if events or circumstances indicate that there may be impairment. At June 30, 2014, our analysis indicated impairment in the Reverse Mortgage reporting unit’s goodwill, therefore resulting in the goodwill impairment charge. The primary cause of the goodwill impairment in the Reverse Mortgage reporting unit was the decline in the estimated fair value of the reporting unit as a result of recent regulatory developments and reverse mortgage product changes including the deferral of cash flows to future periods as a result of those product changes, changes in servicing protocols to meet regulatory requirements and other changes negatively impacting the operating results of the Reverse Mortgage segment. We have revised our strategy and approach to the market as a result of these changes. Refer to Note 12 in the Notes to Consolidated Financial Statements for further discussion.

•	Excess servicing spread liability at fair value was $73.0 million at September 30, 2014 due to an excess servicing spread sale during the current period.

•	HMBS related obligations increased by $965.7 million due to the securitization of reverse loans.
Non-GAAP Financial Measures
We manage our Company in six reportable segments: Servicing, Originations, Reverse Mortgage, ARM, Insurance and Loans and Residuals. We measure the performance of our business segments through the following measures: income (loss) before income taxes, Adjusted Earnings, and Adjusted EBITDA. Management considers Adjusted Earnings and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of our business segments and of the Company as a whole, as well as for allocating capital resources to our segments. Adjusted Earnings and Adjusted EBITDA are utilized to assess the underlying operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Adjusted Earnings and Adjusted EBITDA are not presentations made in accordance with GAAP and our use of these measures and terms may vary from other companies in our industry.
Adjusted Earnings is a supplemental metric used by management to evaluate our Company’s underlying key drivers and operating performance of the business. Adjusted Earnings is defined as income (loss) before income taxes plus certain depreciation and amortization costs related to the increased basis in assets (including servicing rights and sub-servicing contracts) acquired within business combination transactions (or step-up depreciation and amortization), transaction and integration costs, share-based compensation expense, non-cash interest expense, the net impact of the Non-Residual Trusts, fair value to cash adjustments for reverse loans, and certain other cash and non-cash adjustments, primarily including severance expense and certain other non-recurring start-up costs. Adjusted Earnings excludes unrealized changes in fair value of MSRs that are based on projections of expected future cash flows and prepayments. Adjusted Earnings includes both cash and non-cash gains from forward mortgage origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Earnings includes cash generated from reverse mortgage origination activities. Adjusted Earnings may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors with a supplemental means of evaluating our operating performance.
Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as income (loss) before income taxes, depreciation and amortization, interest expense on corporate debt, transaction and integration related costs, the net impact of the Non-Residual Trusts and certain other cash and non-cash adjustments primarily including severance expense, the net provision for the repurchase of loans sold and certain other non-recurring start-up costs. Adjusted EBITDA includes both cash and non-cash gains from forward mortgage origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.
Adjusted Earnings and Adjusted EBITDA should not be considered as alternatives to (1) net income (loss) or any other performance measures determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Adjusted Earnings and Adjusted EBITDA have important limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Some of the limitations are:

•	Adjusted Earnings and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures or contractual commitments;

•	Adjusted Earnings and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Earnings and Adjusted EBITDA do not reflect certain tax payments that may represent reductions in cash available to us;

•	Adjusted Earnings and Adjusted EBITDA do not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•
Adjusted Earnings and Adjusted EBITDA do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our corporate debt, although they do reflect interest expense associated with our master repurchase agreements, mortgage-backed debt, and HMBS related obligations;

•	Adjusted Earnings and Adjusted EBITDA do not reflect non-cash compensation which is and will remain a key element of our overall long-term incentive compensation package; and

•	Adjusted Earnings and Adjusted EBITDA do not reflect the change in fair value of servicing rights due to changes in valuation inputs or other assumptions.
Because of these limitations, Adjusted Earnings and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted Earnings and Adjusted EBITDA only as supplements. Users of our financial statements are cautioned not to place undue reliance on Adjusted Earnings and Adjusted EBITDA.
The following tables reconcile Adjusted Earnings and Adjusted EBITDA to loss before income taxes, which we consider to be the most directly comparable GAAP financial measure to Adjusted Earnings and Adjusted EBITDA (in thousands):
Adjusted Earnings

For the Nine Months Ended September 30, 2014
Loss before income taxes	$(10,280)
Adjustments
Fair value changes due to changes in valuations inputs and other assumptions	70,718
Goodwill impairment	82,269
Step-up depreciation and amortization (1)	57,495
Legal and regulatory matters (2)	50,379
Net impact of Non-Residual Trusts (3)	(11,709)
Share-based compensation expense	11,571
Non-cash interest expense	10,544
Fair value to cash adjustment for reverse loans (4)	(6,331)
Transaction and integration costs (5)	5,593
Other (6)	8,995
Sub-total	279,524
Adjusted Earnings	$269,244
_________

(1)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(2)	Represents accruals for probable losses and cost of external advisors related to certain significant legal and regulatory matters that are not considered ordinary course of business.

(3)	Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans.

(4)	Represents the non-cash fair value adjustments to arrive at cash generated from reverse mortgage origination activities.

(5)	Represents legal and professional expenses associated with our acquisitions and potential future growth initiatives.

(6)	Represents other cash and non-cash adjustments primarily including severance expense and non-recurring charges such as costs to exit the mortgage wholesale channel acquired from Ally Bank in 2013.

Adjusted EBITDA

For the Nine Months Ended September 30, 2014
Loss before income taxes	$(10,280)
Adjustments
Amortization of servicing rights and other fair value adjustments	209,927
Interest expense	116,761
Goodwill impairment	82,269
Depreciation and amortization	54,953
Legal and regulatory matters (1)	50,379
Non-cash interest income	(11,961)
Net impact of Non-Residual Trusts (2)	(11,709)
Share-based compensation expense	11,571
Servicing fee economics (3)	9,750
Residual Trusts cash flows (4)	8,756
Fair value to cash adjustment for reverse loans (5)	(6,331)
Transaction and integration costs (6)	5,593
Other (7)	9,537
Sub-total	529,495
Adjusted EBITDA	$519,215
_________

(1)	Represents accruals for probable losses and cost of external advisors related to certain significant legal and regulatory matters that are not considered ordinary course of business.

(2)	Represents the non-cash fair value adjustments related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans.

(3)	Represents economics received on MSRs associated with EverBank and those acquired from an affiliate of a large national bank.

(4)	Represents cash flows in excess of overcollateralization requirements that have been released to us from the Residual Trusts.

(5)	Represents the non-cash fair value adjustments to arrive at cash generated from reverse mortgage origination activities.

(6)	Represents legal and professional expenses associated with our acquisitions and potential future growth initiatives.

(7)
Represents other cash and non-cash adjustments primarily including the net provision for the repurchase of loans sold, provision for loan losses, severance expense and non-recurring charges such as costs to exit the mortgage wholesale channel acquired from Ally Bank in 2013.

Business Segment Results
In calculating income (loss) before income taxes for our segments, we allocate indirect expenses to our business segments. Indirect expenses are allocated to our Servicing, Originations, Reverse Mortgage, ARM, Insurance and certain non-reportable segments primarily based on headcount. We do not allocate indirect expenses to our Loans and Residuals segment.
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

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA
Provided below is a reconciliation of our consolidated income (loss) before income taxes under GAAP to our Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$(32,757)	$48,335	$(4,228)	$10,037	$6,834	$7,507	$(23,047)	$12,681

Adjustments
Fair value changes due to changes in valuations inputs and other assumptions	5,349	—	—	(3,625)	—	—	—	1,724
Legal and regulatory matters	31,645	—	5,542	—	—	—	—	37,187
Step-up depreciation and amortization	4,202	2,332	1,726	914	1,106	—	5	10,285
Step-up amortization of sub-servicing rights	7,833	—	—	—	—	—	—	7,833
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(15,143)	(15,143)
Share-based compensation expense	1,702	814	503	62	24	—	165	3,270
Non-cash interest expense	165	—	—	—	—	541	2,489	3,195
Fair value to cash adjustment for reverse loans	—	—	(5,109)	—	—	—	—	(5,109)
Transaction and integration costs	1	—	—	2	—	—	533	536
Other	1	85	1,457	—	—	—	1,262	2,805
Total adjustments	50,898	3,231	4,119	(2,647)	1,130	541	(10,689)	46,583
Adjusted Earnings (Loss)	18,141	51,566	(109)	7,390	7,964	8,048	(33,736)	59,264

Adjustments
Amortization and other fair value adjustments	47,228	—	651	—	—	—	—	47,879
Interest expense on debt	2,674	—	5	—	—	—	34,931	37,610
Depreciation and amortization	4,494	2,350	578	207	—	—	4	7,633
Non-cash interest income	(59)	—	(17)	—	—	(3,945)	—	(4,021)
Residual Trusts cash flows	—	—	—	—	—	3,366	—	3,366
Other	1,238	(1,572)	30	9	19	506	57	287
Total adjustments	55,575	778	1,247	216	19	(73)	34,992	92,754
Adjusted EBITDA	$73,716	$52,344	$1,138	$7,606	$7,983	$7,975	$1,256	$152,018

	For the Nine Months Ended September 30, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other (1)	Total Consolidated
Income (loss) before income taxes	$(50,537)	$132,891	$(100,659)	$17,362	$32,444	$25,231	$(67,012)	$(10,280)

Adjustments
Goodwill impairment	—	—	82,269	—	—	—	—	82,269
Fair value changes due to changes in valuations inputs and other assumptions	74,343	—	—	(3,625)	—	—	—	70,718
Legal and regulatory matters	44,837	—	5,542	—	—	—	—	50,379
Step-up depreciation and amortization	14,035	7,628	5,400	3,014	3,419	—	19	33,515
Step-up amortization of sub-servicing rights	23,980	—	—	—	—	—	—	23,980
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(11,709)	(11,709)
Share-based compensation expense	5,613	2,800	1,822	213	710	—	413	11,571
Non-cash interest expense	511	—	—	—	—	2,832	7,201	10,544
Fair value to cash adjustment for reverse loans	—	—	(6,331)	—	—	—	—	(6,331)
Transaction and integration costs	864	—	3,500	94	—	—	1,135	5,593
Other	6	5,860	1,812	—	—	—	1,317	8,995
Total adjustments	164,189	16,288	94,014	(304)	4,129	2,832	(1,624)	279,524
Adjusted Earnings (Loss)	113,652	149,179	(6,645)	17,058	36,573	28,063	(68,636)	269,244

Adjustments
Amortization and other fair value adjustments	113,135	—	2,094	—	—	—	—	115,229
Interest expense on debt	2,725	—	23	—	—	—	103,469	106,217
Depreciation and amortization	12,345	6,806	1,655	622	—	—	10	21,438
Non-cash interest income	(625)	—	(114)	—	—	(11,222)	—	(11,961)
Servicing fee economics	9,750	—	—	—	—	—	—	9,750
Residual Trusts cash flows	—	—	—	—	—	8,756	—	8,756
Other	2,791	(1,771)	84	21	45	(587)	(41)	542
Total adjustments	140,121	5,035	3,742	643	45	(3,053)	103,438	249,971
Adjusted EBITDA	$253,773	$154,214	$(2,903)	$17,701	$36,618	$25,010	$34,802	$519,215
__________

(1)
Our Other non-reportable segment includes $36.7 million in asset management performance fees collected and earned in connection with the asset management of a fund. Refer to Note 2 in our Notes to the Consolidated Financial Statements for additional information on this transaction.

	For the Three Months Ended September 30, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$68,953	$51,763	$2,225	$3,091	$19,207	$7,366	$(31,787)	$120,818

Adjustments
Fair value changes due to changes in valuations inputs and other assumptions	(47,812)	—	—	—	—	—	—	(47,812)
Step-up depreciation and amortization	5,539	1,978	2,373	1,289	1,210	—	5	12,394
Step-up amortization of sub-servicing rights	7,705	—	—	—	—	—	—	7,705
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(4,316)	(4,316)
Share-based compensation expense	1,586	771	360	126	254	—	173	3,270
Non-cash interest expense	198	—	—	—	—	469	2,246	2,913
Fair value to cash adjustment for reverse loans	—	—	(2,815)	—	—	—	—	(2,815)
Transaction and integration costs	—	—	—	—	—	—	886	886
Debt issuance costs not capitalized	—	—	—	—	—	—	1,690	1,690
Other	—	—	964	—	—	—	74	1,038
Total adjustments	(32,784)	2,749	882	1,415	1,464	469	758	(25,047)
Adjusted Earnings (Loss)	36,169	54,512	3,107	4,506	20,671	7,835	(31,029)	95,771

Adjustments
Amortization and other fair value adjustments	24,640	—	949	—	—	—	—	25,589
Interest expense on debt	—	—	1	—	—	—	31,101	31,102
Depreciation and amortization	3,863	805	483	208	—	—	4	5,363
Non-cash interest income	(356)	—	(79)	—	—	(3,902)	—	(4,337)
Residual Trusts cash flows	—	—	—	—	—	1,896	—	1,896
Other	1,046	3,243	10	8	21	566	497	5,391
Total adjustments	29,193	4,048	1,364	216	21	(1,440)	31,602	65,004
Adjusted EBITDA	$65,362	$58,560	$4,471	$4,722	$20,692	$6,395	$573	$160,775

	For the Nine Months Ended September 30, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$204,167	$231,901	$4,497	$9,294	$35,880	$26,729	$(106,555)	$405,913

Adjustments
Fair value changes due to changes in valuations inputs and other assumptions	(137,143)	—	—	—	—	—	—	(137,143)
Step-up depreciation and amortization	17,757	5,188	7,177	4,245	3,692	—	16	38,075
Step-up amortization of sub-servicing rights	23,940	—	—	—	—	—	—	23,940
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(4,762)	(4,762)
Share-based compensation expense	4,978	1,924	1,083	415	904	—	508	9,812
Non-cash interest expense	628	—	—	—	—	1,106	6,496	8,230
Fair value to cash adjustment for reverse loans	—	—	17,607	—	—	—	—	17,607
Transaction and integration costs	—	—	—	—	—	—	16,171	16,171
Debt issuance costs not capitalized	—	—	—	—	—	—	6,733	6,733
Other	—	—	6,964	—	—	—	22	6,986
Total adjustments	(89,840)	7,112	32,831	4,660	4,596	1,106	25,184	(14,351)
Adjusted Earnings (Loss)	114,327	239,013	37,328	13,954	40,476	27,835	(81,371)	391,562

Adjustments
Amortization and other fair value adjustments	74,474	—	2,742	—	—	—	—	77,216
Interest expense on debt	—	—	27	—	—	—	82,610	82,637
Depreciation and amortization	9,947	1,961	1,093	622	—	—	6	13,629
Non-cash interest income	(1,176)	—	(365)	—	—	(11,936)	—	(13,477)
Residual Trusts cash flows	—	—	—	—	—	3,373	—	3,373
Other	2,176	5,550	(4)	26	65	(52)	212	7,973
Total adjustments	85,421	7,511	3,493	648	65	(8,615)	82,828	171,351
Adjusted EBITDA	$199,748	$246,524	$40,821	$14,602	$40,541	$19,220	$1,457	$562,913

Servicing
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
Net servicing revenue and fees
Third parties	$146,035	$201,964	$(55,929)	(28)%	$423,944	$561,929	$(137,985)	(25)%
Intercompany	5,135	4,638	497	11%	14,692	14,232	460	3%
Total net servicing revenue and fees	151,170	206,602	(55,432)	(27)%	438,636	576,161	(137,525)	(24)%
Other revenues	1,299	1,848	(549)	(30)%	11,010	2,767	8,243	298%
Total revenues	152,469	208,450	(55,981)	(27)%	449,646	578,928	(129,282)	(22)%
General and administrative and allocated indirect expenses	106,091	68,566	37,525	55%	274,926	187,275	87,651	47%
Salaries and benefits	58,825	52,703	6,122	12%	165,890	142,956	22,934	16%
Interest expense	10,861	8,629	2,232	26%	31,893	16,205	15,688	97%
Depreciation and amortization	8,696	9,402	(706)	(8)%	26,380	27,704	(1,324)	(5)%
Total expenses	184,473	139,300	45,173	32%	499,089	374,140	124,949	33%
Other net fair value losses	(163)	(197)	34	(17)%	(504)	(621)	117	(19)%
Other	(590)	—	(590)	n/m	(590)	—	(590)	n/m
Income (loss) before income taxes	(32,757)	68,953	(101,710)	(148)%	(50,537)	204,167	(254,704)	(125)%

Adjustments
Fair value changes due to changes in valuations inputs and other assumptions	5,349	(47,812)	53,161	(111)%	74,343	(137,143)	211,486	(154)%
Legal and regulatory matters	31,645	—	31,645	n/m	44,837	—	44,837	n/m
Step-up depreciation and amortization	4,202	5,539	(1,337)	(24)%	14,035	17,757	(3,722)	(21)%
Step-up amortization of sub-servicing rights	7,833	7,705	128	2%	23,980	23,940	40	—%
Share-based compensation expense	1,702	1,586	116	7%	5,613	4,978	635	13%
Non-cash interest expense	165	198	(33)	(17)%	511	628	(117)	(19)%
Transaction and integration costs	1	—	1	n/m	864	—	864	n/m
Other	1	—	1	n/m	6	—	6	n/m
Total adjustments	50,898	(32,784)	83,682	(255)%	164,189	(89,840)	254,029	(283)%
Adjusted Earnings	18,141	36,169	(18,028)	(50)%	113,652	114,327	(675)	(1)%

Adjustments
Amortization and other fair value adjustments	47,228	24,640	22,588	92%	113,135	74,474	38,661	52%
Servicing fee economics	—	—	—	—%	9,750	—	9,750	n/m
Interest expense on debt	2,674	—	2,674	n/m	2,725	—	2,725	n/m
Depreciation and amortization	4,494	3,863	631	16%	12,345	9,947	2,398	24%
Non-cash interest income	(59)	(356)	297	(83)%	(625)	(1,176)	551	(47)%
Other	1,238	1,046	192	18%	2,791	2,176	615	28%
Total adjustments	55,575	29,193	26,382	90%	140,121	85,421	54,700	64%
Adjusted EBITDA	$73,716	$65,362	$8,354	13%	$253,773	$199,748	$54,025	27%

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
Provided below are summaries of the activity in our servicing portfolio associated with our forward mortgage business (dollars in thousands):

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio associated with forward mortgages (1)
Balance at beginning of the period	1,894,446	$198,828,470	902,405	$74,659,216
Acquisition of pool of Fannie Mae MSRs	254,960	27,559,108	—	—
Acquisition of EverBank net assets	72,176	9,756,509	—	—
Acquisition of ResCap net assets	—	—	381,540	42,287,026
Acquisition of BOA assets	—	—	607,434	84,438,119
Loan sales with servicing retained	30,580	6,767,181	16,008	3,690,360
Other new business added	91,472	9,669,809	64,781	10,849,438
Payoffs, sales and curtailments, net (2)	(229,564)	(26,149,723)	(203,154)	(25,394,156)
Balance at end of the period (3)	2,114,070	226,431,354	1,769,014	190,530,003
On-balance sheet residential loans and real estate owned associated with forward mortgages (4)	57,735	3,198,049	63,385	3,677,253
Total servicing portfolio associated with forward mortgages	2,171,805	$229,629,403	1,832,399	$194,207,256
_______

(1)
Third-party servicing includes servicing rights capitalized, sub-servicing rights capitalized and sub-servicing rights not capitalized. Sub-servicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than “adequate compensation” for performing the servicing.

(2)
Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $7.3 billion and $17.7 billion for the nine months ended September 30, 2014 and 2013, respectively.

(3)
Excludes the impact of the sale of servicing rights during the nine months ended September 30, 2014 associated with 4,551 accounts and $968.4 million in unpaid principal balance as we continue to service these loans as sub-servicer until expected release of servicing in the fourth quarter of 2014.

(4)	On-balance sheet residential loans and real estate owned primarily includes assets of the Loans and Residuals Segment and the Non-Residual Trusts as well as forward loans held for sale.
The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, of the total forward loan portfolio, was 13.73% for the nine months ended September 30, 2014.

The Servicing segment receives intercompany servicing fees related to on-balance sheet assets. Provided below are summaries of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with forward mortgages (dollars in thousands):

	At September 30, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	1,596,666	$210,900,019	0.24%	10.08%
Second lien mortgages	239,230	7,648,616	0.55%	2.83%
Manufactured housing and other	278,174	7,882,719	1.10%	4.30%
Total accounts serviced for third parties	2,114,070	226,431,354	0.28%	9.64%
On-balance sheet residential loans and real estate owned associated with forward mortgages (2)	57,735	3,198,049		4.80%
Total servicing portfolio associated with forward mortgages	2,171,805	$229,629,403		9.57%

	At December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with forward mortgages
First lien mortgages	1,294,343	$181,208,279	0.23%	12.30%
Second lien mortgages	286,992	8,873,955	0.58%	3.78%
Manufactured housing and other	313,111	8,746,236	1.10%	4.39%
Total accounts serviced for third parties	1,894,446	198,828,470	0.28%	11.57%
On-balance sheet residential loans and real estate owned associated with forward mortgages (2)	60,491	3,274,846		5.26%
Total servicing portfolio associated with forward mortgages	1,954,937	$202,103,316		11.47%
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
The unpaid principal balance associated with first lien forward mortgages within our third-party servicing portfolio increased $29.7 billion at September 30, 2014 as compared to December 31, 2013. This increase was primarily due to bulk servicing right acquisitions and our originations and related loan sales activities offset partially by run-off of the portfolio. The decrease in the unpaid principal balance of second lien forward mortgages and manufactured housing and other loans within our third-party servicing portfolio of $2.1 billion at September 30, 2014 as compared to December 31, 2013 was primarily due to run-off of the portfolio. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned associated with forward mortgages of $76.8 million at September 30, 2014 as compared to December 31, 2013 can be attributed to portfolio run-off of the assets held by the Residual and Non-Residual Trusts, partially offset by an increase in forward loans held for sale of $73.3 million. At September 30, 2014, we had $1.1 billion in unpaid principal balance associated with loans held for sale as compared to $976.8 million at December 31, 2013.

The decrease in delinquencies associated with the first lien forward mortgages within our third-party servicing portfolio at September 30, 2014 as compared to December 31, 2013 was primarily due to current year servicing right acquisitions of better performing loans and newly originated mortgages resulting in lower average delinquencies than those of the portfolio at December 31, 2013. The loans associated with these acquisitions and originations have experienced overall improved delinquencies since the start of our servicing. The delinquencies associated with the second lien forward mortgages and manufactured housing and other loan categories within our third-party servicing portfolio decreased 0.95% and 0.09%, respectively, at September 30, 2014 as compared to December 31, 2013 primarily due to increased collections and liquidations for loans that transferred to our servicing portfolio during the three months ended December 2013, as well as seasonality. Delinquencies for our on-balance sheet residential loans and real estate owned associated with forward mortgages declined by 0.46% at September 30, 2014 as compared to December 31, 2013 due to lower real estate owned resulting primarily from reduced foreclosure volumes combined with favorable real estate owned liquidation trends resulting from continued strength in existing home sales in the southeastern U.S. and seasonality.
Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
Servicing fees	$170,602	$142,063	$28,539	20%	$512,889	$409,344	$103,545	25%
Incentive and performance fees	21,385	28,710	(7,325)	(26)%	76,803	75,404	1,399	2%
Ancillary and other fees	22,246	20,362	1,884	9%	63,055	52,684	10,371	20%
Servicing revenue and fees	214,233	191,135	23,098	12%	652,747	537,432	115,315	21%
Changes in valuation inputs or other assumptions (1)	(5,346)	47,812	(53,158)	(111)%	(74,340)	137,143	(211,483)	(154)%
Other changes in fair value (2)	(45,490)	(22,515)	(22,975)	102%	(107,682)	(67,844)	(39,838)	59%
Change in fair value of servicing rights	(50,836)	25,297	(76,133)	(301)%	(182,022)	69,299	(251,321)	(363)%
Amortization of servicing rights	(9,571)	(9,830)	259	(3)%	(29,433)	(30,570)	1,137	(4)%
Change in fair value of excess servicing spread liability (3)	(2,656)	—	(2,656)	n/m	(2,656)	—	(2,656)	n/m
Net servicing revenue and fees	$151,170	$206,602	$(55,432)	(27)%	$438,636	$576,161	$(137,525)	(24)%
_______

(1)	Represents the net change in the servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)
Other changes in fair value represents the realization of expected cash flows over time and also includes $12.9 million in servicing rights transferred to the Company for no consideration for the three and nine months ended September 30, 2013.

(3)	Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $2.7 million for the three and nine months ended September 30, 2014.
Servicing fees increased primarily due to growth in the third-party servicing portfolio unpaid principal balance resulting mainly from bulk MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by normal run-off of the servicing portfolio. Additionally, $13.1 million of the increase during the nine months ended September 30, 2014 resulted from a benefit due to the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract. Average loans serviced increased by $37.2 billion, or 19%, and $38.2 billion, or 20%, for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively.
Incentive and performance fees include modification fees, fees earned under HAMP and other incentives. Modification fees and fees earned under HAMP decreased by $4.9 million for the three months ended September 30, 2014 as compared to the same period of 2013 primarily due to fewer defaults leading to lower modification volume. Modification fees and fees earned under HAMP increased by $11.9 million for the nine months ended September 30, 2014 as compared to the same period of 2013 due to a higher volume of completed modifications as well as successful maintenance of the modified loans under performing status. We also periodically receive incentive fees for exceeding pre-defined performance hurdles in servicing various loan portfolios. Performance driven incentive fees decreased $2.4 million and $10.5 million during the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively. Incentives and performance fees vary period to period and may not return to prior levels.

Ancillary and other fees increased by $1.9 million and $10.4 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, due to growth in the servicing portfolio. The change in fair value of servicing rights and excess servicing spread liability is discussed below.
Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
Average unpaid principal balance of loans serviced (1)	$233,250,700	$196,081,305	$37,169,395	$224,693,952	$186,513,018	$38,180,934
Annualized average servicing fee (2)	0.29%	0.29%	0.00%	0.30%	0.29%	0.01%
_______

(1)	Average unpaid principal balance of loans serviced is calculated as the average of the average monthly unpaid principal balances.

(2)	Average servicing fee is calculated by dividing gross servicing fees by the average unpaid principal balance of loans serviced.
The increase in average servicing fee of one basis point for the nine months ended September 30, 2014 as compared to the same period of 2013 relates primarily to a benefit of $13.1 million due to the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract. This benefit did not exist in the prior year period.
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. As our servicing rights balance grows, we expect that changes in fair value of servicing rights will have an increasing impact on our net income.
A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

				Variance
	September 30, 2014	June 30, 2014	December 31, 2013	September vs. June	September vs. December
Servicing rights at fair value	$1,491,812	$1,496,073	$1,131,124	$(4,261)	$360,688
Unpaid principal balance of accounts serviced	157,562,588	161,917,557	130,123,288	(4,354,969)	27,439,300
Inputs and assumptions
Weighted-average remaining life in years	6.6	6.5	6.8	0.1	(0.2)
Weighted-average stated borrower interest rate on underlying collateral	4.83%	4.87%	5.20%	(0.04)%	(0.37)%
Weighted-average discount rate	9.40%	9.59%	9.76%	(0.19)%	(0.36)%
Conditional prepayment rate	7.96%	8.05%	7.06%	(0.09)%	0.90%
Conditional default rate	2.39%	2.44%	2.90%	(0.05)%	(0.51)%
At September 30, 2014, servicing rights carried at fair value predominantly related to acquisitions completed since January 1, 2013, including bulk and flow MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities. The increase in servicing rights carried at fair value at September 30, 2014 as compared to December 31, 2013 relates to $398.0 million in MSR portfolio acquisitions and $155.6 million in servicing rights capitalized upon sales of loans, partially offset by a reduction in fair value. The reduction in fair value of these servicing rights during the nine months ended September 30, 2014 was attributed to $(74.3) million in changes in valuation inputs or other assumptions and $(107.7) million in other changes in fair value which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of principal of loans.
The changes in valuation inputs or other assumptions of $(74.3) million during the nine months ended September 30, 2014 was due primarily to a higher assumed conditional prepayment rate at September 30, 2014 as compared to December 31, 2013 which resulted primarily from a lower interest rate environment and an increase in the FHFA’s housing price index, partially offset by reductions in expected prepayment speeds on HARP refinanced loans and a reduction in discount rates. The decline in the assumed conditional default rate at September 30, 2014 as compared to December 31, 2013 was driven by new portfolio acquisitions that have lower risk profiles, and accordingly, lower assumed conditional default rates and discount rates. The weighted-average remaining life in years assumption declined at September 30, 2014 as compared to December 31, 2013 due primarily to increased prepayment speeds related to lower interest rates.
The decline in changes in valuation inputs or other assumptions from gains in 2013 to losses in 2014 of $53.2 million and $211.5 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, was primarily due to a declining interest rate environment in the current period as opposed to a higher interest rate environment in the prior period.
Included in other changes in fair value above is the realization of expected cash flows and, during the three and nine months ended September 30, 2013, $12.9 million in servicing rights transferred to us for no consideration. The growth in realization of expected cash flows of $10.1 million and $26.9 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, was due largely to a larger servicing portfolio as a result of acquisitions in 2013 and 2014, including servicing rights acquired through loan sales with servicing retained, partially offset by changes to assumptions resulting in lower recognition of modeled cash flows.
Excess Servicing Spread Liability
During the third quarter of 2014, we entered into an excess servicing spread transaction with WCO. We elected to account for the excess servicing spread liability at fair value. The fair value of the excess servicing spread liability is directly impacted by the future economic performance of the related servicing rights.
A summary of key economic inputs and assumptions used in estimating the fair value of the excess servicing spread liability is presented below (dollars in thousands):

September 30, 2014
Unpaid principal balance of accounts related to excess servicing spread liability	$24,220,786
Inputs and assumptions
Weighted-average remaining life in years	8.0
Discount rate	13.60%
Conditional prepayment rate	6.76%
Conditional default rate	1.38%
The change in fair value of our excess servicing spread liability during the three and nine months ended September 30, 2014 of $2.7 million consists primarily of interest expense.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $37.5 million and $87.7 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, resulting primarily from $30.8 million and $47.1 million in higher legal accruals for loss contingencies and legal expenses due to legal and regulatory matters during the same periods, respectively. In addition, there were additional costs associated with growth in the servicing portfolio and also a higher provision on advances of $22.9 million resulting from aging of advances during the nine months ended September 30, 2014 as compared to the same period of 2013, respectively.
Salaries and Benefits
Salaries and benefits expense increased $6.1 million and $22.9 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, due to hiring to support the growth of our business including employees added in conjunction with the acquisition of certain assets of MetLife Bank, N.A. in March 2013 and hiring of EverBank employees in 2014. Headcount assigned directly to our Servicing segment increased by approximately 500 full-time employees from 3,100 at September 30, 2013 to 3,600 at September 30, 2014.
Interest Expense
Interest expense increased $2.2 million and $15.7 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, as a result of higher average balances of servicing advance liabilities, which are utilized to finance servicer and protective advances, due to growth of our servicing business as a result of the recent portfolio acquisitions.

Adjusted Earnings
Adjusted Earnings decreased by $18.0 million for the three months ended September 30, 2014 as compared to the same period of 2013 resulting primarily from $12.9 million in servicing rights transferred to us for no consideration resulting in a gain during the prior period. No such transfer occurred during the current period. Adjusted Earnings remained relatively flat for the nine months ended September 30, 2014 as compared to the same period of 2013.
Adjusted EBITDA
Adjusted EBITDA increased by $8.4 million and $54.0 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, resulting primarily from an increase in gross servicing revenues, partially offset by an increase in expenses.

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
Net gains on sales of loans	$127,515	$153,710	$(26,195)	(17)%	$376,160	$463,471	$(87,311)	(19)%
Other revenues	5,247	13,669	(8,422)	(62)%	16,115	31,193	(15,078)	(48)%
Total revenues	132,762	167,379	(34,617)	(21)%	392,275	494,664	(102,389)	(21)%
Salaries and benefits	39,340	52,353	(13,013)	(25)%	122,639	127,784	(5,145)	(4)%
General and administrative and allocated indirect expenses	32,037	50,121	(18,084)	(36)%	100,483	108,165	(7,682)	(7)%
Interest expense	8,368	10,359	(1,991)	(19)%	21,828	19,665	2,163	11%
Depreciation and amortization	4,682	2,783	1,899	68%	14,434	7,149	7,285	102%
Total expenses	84,427	115,616	(31,189)	(27)%	259,384	262,763	(3,379)	(1)%
Income before income taxes	48,335	51,763	(3,428)	(7)%	132,891	231,901	(99,010)	(43)%

Adjustments
Step-up depreciation and amortization	2,332	1,978	354	18%	7,628	5,188	2,440	47%
Share-based compensation expense	814	771	43	6%	2,800	1,924	876	46%
Other	85	—	85	n/m	5,860	—	5,860	n/m
Total adjustments	3,231	2,749	482	18%	16,288	7,112	9,176	129%
Adjusted Earnings	51,566	54,512	(2,946)	(5)%	149,179	239,013	(89,834)	(38)%

Adjustments
Depreciation and amortization	2,350	805	1,545	192%	6,806	1,961	4,845	247%
Other	(1,572)	3,243	(4,815)	(148)%	(1,771)	5,550	(7,321)	(132)%
Total adjustments	778	4,048	(3,270)	(81)%	5,035	7,511	(2,476)	(33)%
Adjusted EBITDA	$52,344	$58,560	$(6,216)	(11)%	$154,214	$246,524	$(92,310)	(37)%

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Locked applications were $2.7 billion at September 30, 2014. Provided below are summaries of our originations volume by channel (in thousands):

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Retention (2)	$2,080,237	$2,485,846	$2,540,497	$3,159,983	$3,442,456	$3,616,954
Correspondent	2,854,949	3,044,637	3,033,905	1,707,135	1,939,079	1,866,982
Wholesale	—	—	—	382,113	458,311	569,964
Retail (2)	26,340	34,169	36,788	143,048	230,776	286,610
Consumer Direct	38,174	18,072	7,807	—	—	—
Total	$4,999,700	$5,582,724	$5,618,997	$5,392,279	$6,070,622	$6,340,510

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Retention (2)	$6,444,506	$6,495,979	$6,530,051	$8,312,825	$6,727,124	$5,845,393
Correspondent	7,356,287	6,564,864	6,361,795	3,418,481	2,907,701	2,560,332
Wholesale	194,402	269,619	365,210	1,136,786	985,687	898,151
Retail (2)	82,733	100,609	108,090	545,020	551,729	514,831
Consumer Direct	42,968	18,466	7,807	—	—	—
Total	$14,120,896	$13,449,537	$13,372,953	$13,413,112	$11,172,241	$9,818,707
_______

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

(2)	Included in Retail originations volume for the three and nine months ended September 30, 2013 is activity related to Retention initiated by the Retail channel.
Net Gains on Sales of Loans
Net gains on sales of loans includes realized and unrealized gains and losses on loans, the initial fair value of the capitalized servicing rights upon loan sales as well as the changes in fair value of our IRLCs and other freestanding derivatives. The amount of net gains on sales of loans is a function of the volume of our originations activity. A substantial portion of our gain on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes our estimate of the fair value of the MSR we expect to receive upon sale of the loan. We recognize loan origination costs as incurred, which typically aligns with the date of loan funding. These expenses are primarily included in general and administrative expenses and salaries and benefits on the consolidated statements of comprehensive income (loss).
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

Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
Realized gains on sales of loans	$107,216	$8,338	$98,878	1,186%	$296,566	$79,625	$216,941	272%
Change in unrealized gains (losses) on loans held for sale	(17,361)	67,970	(85,331)	(126)%	1,816	65,699	(63,883)	(97)%
Gains (losses) on interest rate lock commitments	(27,347)	53,791	(81,138)	(151)%	9,016	95,195	(86,179)	(91)%
Gains (losses) on forward sales commitments (1)	5,376	(116,131)	121,507	(105)%	(94,436)	63,557	(157,993)	(249)%
Gains (losses) on MBS purchase commitments (1)	(7,771)	50,413	(58,184)	(115)%	(15,413)	25,751	(41,164)	(160)%
Capitalized servicing rights	57,441	80,550	(23,109)	(29)%	155,608	118,145	37,463	32%
Provision for repurchases	(1,895)	(3,387)	1,492	(44)%	(5,919)	(5,556)	(363)	7%
Interest income	11,856	12,166	(310)	(3)%	28,922	21,055	7,867	37%
Net gains on sales of loans	$127,515	$153,710	$(26,195)	(17)%	$376,160	$463,471	$(87,311)	(19)%
_______

(1)
Realized gains (losses) on hedging activities were $(25.9) million and $120.8 million for the three months ended September 30, 2014 and 2013, respectively, and $(90.3) million and $146.3 million for the nine months ended September 30, 2014 and 2013, respectively.

The decrease in net gains on sales of loans for the three and nine months ended September 30, 2014 as compared to the same periods of 2013 was due primarily to a shift in volume from the higher margin retention channel to the lower margin correspondent channel. In addition, locked volume was lower during the three months ended September 30, 2014 as compared to the same period of 2013. Higher locked volume during the nine months ended September 30, 2014 as compared to the same period of 2013, which resulted from having a full nine months of activity in 2014 as opposed to a condensed period in 2013, was more than offset by the unfavorable change in product mix. The condensed period in 2013 results from the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and the correspondent lending business from Ally Bank on March 1, 2013.
Other Revenues
Other revenues, which consist primarily of origination fee income and interest on cash equivalents, decreased $8.4 million and $15.1 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, primarily as a result of lower fees charged to borrowers refinancing loans.
Salaries and Benefits
Salaries and benefits expense decreased $13.0 million for the three months ended September 30, 2014 as compared to the same period of 2013 due primarily to a reduction in workforce in order to align the employee base to match the scope and scale of current operations which included our exit from the mortgage wholesale channel.
Salaries and benefits expense decreased $5.1 million for the nine months ended September 30, 2014 as compared to the same period of 2013 primarily as a result of the reduction in workforce described above, partially offset by higher volume of loans funded during 2014 coupled with a full nine months of activity in 2014 as compared to a condensed period in 2013.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $18.1 million for the three months ended September 30, 2014 as compared to the same period of 2013 due primarily to the decline in funded volume and the management of expenses to align with the scope and scale of current operations.
General and administrative and allocated indirect expenses decreased $7.7 million for the nine months ended September 30, 2014 as compared to the same period of 2013 primarily as a result of the management of expenses described above, partially offset by a higher volume of loans funded during 2014 coupled with a full nine months of activity in 2014 as compared to a condensed period in 2013.

Interest Expense
Interest expense consists of interest expense incurred on master repurchase agreements and fluctuates in line with funded volume and cost of debt. Interest expense decreased $2.0 million for the three months ended September 30, 2014 as compared to the same period of 2013 due primarily to lower average balances outstanding on master repurchase agreements as a result of a lower volume of loan fundings, as well as lower average cost of debt.
Interest expense increased $2.2 million for the nine months ended September 30, 2014 as compared to the same period of 2013 as a result of higher average balances under master repurchase agreements as a result of a higher volume of loan fundings offset partially by lower average cost of debt.
Adjusted Earnings and Adjusted EBITDA
Adjusted Earnings decreased $2.9 million and $89.8 million and Adjusted EBITDA decreased $6.2 million and $92.3 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, due primarily to reduced net gains on sales of loans. The decline in net gains on sales of loans for the three months ended September 30, 2014 as compared to the same period of 2013 was partially offset by lower expenses related to both reduced funded volume and cost saving initiatives. During the nine months ended September 30, 2013, the business substantially ramped up operations due to first quarter 2013 acquisitions; therefore locked volume was significantly larger than funded volume. As a result, the nine months ended September 30, 2013 had higher revenues in relation to expenses. In the current year period, the relationship of locked volume to funded volume normalized.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Earnings (Loss) and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
Net fair value gains on reverse loans and related HMBS obligations	$25,268	$30,476	$(5,208)	(17)%	$69,440	$93,995	$(24,555)	(26)%
Net servicing revenue and fees	9,232	7,023	2,209	31%	25,619	20,395	5,224	26%
Net gains on sales of loans	—	—	—	—%	—	4,633	(4,633)	(100)%
Other revenues	2,922	4,214	(1,292)	(31)%	8,949	9,525	(576)	(6)%
Total revenues	37,422	41,713	(4,291)	(10)%	104,008	128,548	(24,540)	(19)%
General and administrative and allocated indirect expenses	18,719	17,312	1,407	8%	57,368	54,845	2,523	5%
Salaries and benefits	19,247	17,888	1,359	8%	54,641	53,531	1,110	2%
Depreciation and amortization	2,304	2,856	(552)	(19)%	7,055	8,270	(1,215)	(15)%
Interest expense	852	1,306	(454)	(35)%	2,486	7,001	(4,515)	(64)%
Goodwill impairment	—	—	—	—%	82,269	—	82,269	n/m
Other expenses, net	528	126	402	319%	848	404	444	110%
Total expenses	41,650	39,488	2,162	5%	204,667	124,051	80,616	65%
Income (loss) before income taxes	(4,228)	2,225	(6,453)	(290)%	(100,659)	4,497	(105,156)	(2,338)%

Adjustments
Goodwill impairment	—	—	—	—%	82,269	—	82,269	n/m
Fair value to cash adjustment for reverse loans	(5,109)	(2,815)	(2,294)	81%	(6,331)	17,607	(23,938)	(136)%
Step-up depreciation and amortization	1,726	2,373	(647)	(27)%	5,400	7,177	(1,777)	(25)%
Transaction and integration costs	—	—	—	—%	3,500	—	3,500	n/m
Legal and regulatory matters	5,542	—	5,542	n/m	5,542	—	5,542	n/m
Share-based compensation expense	503	360	143	40%	1,822	1,083	739	68%
Other	1,457	964	493	51%	1,812	6,964	(5,152)	(74)%
Total adjustments	4,119	882	3,237	367%	94,014	32,831	61,183	186%
Adjusted Earnings (Loss)	(109)	3,107	(3,216)	(104)%	(6,645)	37,328	(43,973)	(118)%

Adjustments
Amortization of servicing rights	651	949	(298)	(31)%	2,094	2,742	(648)	(24)%
Depreciation and amortization	578	483	95	20%	1,655	1,093	562	51%
Non-cash interest income	(17)	(79)	62	(78)%	(114)	(365)	251	(69)%
Interest expense on debt	5	1	4	400%	23	27	(4)	(15)%
Other	30	10	20	200%	84	(4)	88	(2,200)%
Total adjustments	1,247	1,364	(117)	(9)%	3,742	3,493	249	7%
Adjusted EBITDA	$1,138	$4,471	$(3,333)	(75)%	$(2,903)	$40,821	$(43,724)	(107)%

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

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
	Number of Accounts	Total	Number of Accounts	Total
Unpaid principal balance of accounts associated with our reverse loan third-party servicing portfolio
Balance at beginning of the period	44,663	$7,690,304	42,855	$7,454,306
New business added	6,285	782,911	3,794	427,305
Other additions (1)	—	357,312	—	323,086
Payoffs, sales and curtailments	(2,508)	(545,197)	(2,544)	(613,462)
Balance at end of the period	48,440	$8,285,330	44,105	$7,591,235
_________

(1)	Other additions include additions to the principal balance serviced related to interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our servicing portfolio associated with reverse mortgages (dollars in thousands):

	At September 30, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	$48,440	$8,285,330	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	57,815	9,049,141
Total servicing portfolio associated with reverse mortgages	$106,255	$17,334,471

	At December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	$44,663	$7,690,304	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	52,196	8,167,516
Total servicing portfolio associated with reverse mortgages	$96,859	$15,857,820

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations which are recorded on our consolidated balance sheets (in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
Interest income on reverse loans	$100,119	$89,561	$10,558	12%	$295,258	$253,342	$41,916	17%
Interest expense on HMBS related obligations	(94,206)	(84,811)	(9,395)	11%	(276,236)	(234,031)	(42,205)	18%
Net interest income on reverse loans and HMBS obligations	5,913	4,750	1,163	24%	19,022	19,311	(289)	(1)%

Change in fair value of reverse loans	(76,398)	(254,711)	178,313	(70)%	23,443	(238,603)	262,046	(110)%
Change in fair value of HMBS related obligations	95,753	280,437	(184,684)	(66)%	26,975	313,287	(286,312)	(91)%
Net change in fair value on reverse loans and HMBS related obligations	19,355	25,726	(6,371)	(25)%	50,418	74,684	(24,266)	(32)%
Net fair value gains on reverse loans and related HMBS obligations	$25,268	$30,476	$(5,208)	(17)%	$69,440	$93,995	$(24,555)	(26)%
Net contractual interest increased by $1.2 million during the three months ended September 30, 2014 as compared to the same period of 2013 due primarily to the effect of the growth in both reverse loans and HMBS related obligations, offset partially by a decline in interest income on reverse loans resulting from an increase in nonperforming reverse loans which have a lower interest rate than loans that are performing. Net contractual interest decreased by $0.3 million during the nine months ended September 30, 2014 as compared to the same period of 2013 due primarily to a decline in interest income on reverse loans resulting from an increase in nonperforming loans as described above, partially offset by the effect of the growth in reverse loans and HMBS related obligations. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value decreased by $8.7 million and $48.2 million during the three and nine months ended September 30, 2014, as compared to the same periods of 2013, respectively, primarily as a result of lower new origination volume, partially offset by a higher volume of securitizations of borrower draws on existing reverse loans. Total securitization volume for the nine months ended September 30, 2014 as compared to 2013 declined by 54%. Non-cash fair value adjustments included in the change in fair value increased favorably by $2.3 million and $23.9 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, due to the change in market pricing for HECMs and HMBS.
Net Servicing Revenue and Fees
Net servicing revenue and fees for the reverse mortgage business consists of contractual servicing fees and ancillary and other fees related to our third-party reverse mortgage portfolio offset by amortization of servicing rights. The growth in net servicing revenue and fees of $2.2 million and $5.2 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, was due primarily to the growth in the servicing portfolio and an increase in incentive and performance fees, which are primarily real estate owned management fees. Based on discussions with a counterparty, we expect a contract for which we earn such management fees will be phased out over the next year. Fees associated with this contract approximated 77% of incentive and performance fees for the nine months ended September 30, 2014.

A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2014	2013	$	%	2014	2013	$	%
Servicing fees	$3,263	$2,839	$424	15%	$9,713	$8,496	$1,217	14%
Incentive and performance fees	5,791	3,845	1,946	51%	15,277	11,342	3,935	35%
Ancillary and other fees	829	1,288	(459)	(36)%	2,723	3,299	(576)	(17)%
Servicing revenue and fees	9,883	7,972	1,911	24%	27,713	23,137	4,576	20%
Amortization of servicing rights	(651)	(949)	298	(31)%	(2,094)	(2,742)	648	(24)%
Net servicing revenue and fees	$9,232	$7,023	$2,209	31%	$25,619	$20,395	$5,224	26%
Net Gains on Sales of Loans
Subsequent to April 2013, we have not sold any reverse loans to third parties and all reverse loans purchased and originated are securitized by RMS and as such remain on the consolidated balance sheet as collateral for HMBS related obligations. No gain or loss is recognized upon securitization of reverse loans. As a result, there were no gains on sales of loans recognized by our Reverse Mortgage segment subsequent to April 30, 2013.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $1.4 million and $2.5 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively. The increase in expenses during the three months ended September 30, 2014 was due primarily to higher legal and professional fees, partially offset by a lower provision on advances. The increase in expenses during the nine months ended September 30, 2014 was due primarily to higher legal and professional fees and $3.5 million of transaction costs resulting from an unsuccessful acquisition in the current year, partially offset by a decrease in the provision for our curtailment obligation liability.
Interest Expense
Interest expense primarily consists of interest expense incurred on master repurchase agreements and fluctuates in line with funded volume and cost of debt. Interest expense decreased by $0.5 million and $4.5 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, due primarily to lower average borrowings on master repurchase agreements resulting from a lower amount of unsecuritized HECMs and lower cost of debt.
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
Adjusted Earnings (Loss) and Adjusted EBITDA
Adjusted Earnings (Loss) decreased by $3.2 million and $44.0 million and Adjusted EBITDA decreased by $3.3 million and $43.7 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively. The decrease in these non-GAAP financial measures was due to primarily to the decline in cash generated from originations discussed above.
Other Non-Reportable
Other Revenues
Other revenues for our Other non-reportable segment consist primarily of asset management performance fees, and to a lesser extent, other interest income. Other revenues increased $1.3 million and $33.1 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, due primarily to $2.5 million and $36.7 million in asset management performance fees collected and earned in connection with the asset management of a fund during the same periods, respectively.

Interest Expense
Interest expense for our Other non-reportable segment relates to our corporate debt. Interest expense on corporate debt increased $4.1 million and $21.6 million during the three and nine months ended September 30, 2014 as compared to the same periods of 2013, respectively, due primarily to a higher average balance of our corporate debt due to corporate debt transactions throughout 2013. These transactions increased average corporate debt by $344.7 million and $567.3 million for the three and nine months ended September 30, 2014 as compared to the same periods of 2013, and included incremental borrowings under our 2012 Term Loan and related subsequent refinancing activities under our 2013 Term Loan and the issuance of our Senior Notes. The increase in the average balance of our corporate debt was partially offset by a decrease in the average rate of 0.33% and 0.47% for the three and nine months ended September 30, 2014 in comparison to the same periods of 2013, respectively, related to the financing transactions which resulted in a lower cost of debt.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; forward and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of changes to legislation and related rules. Our liquidity is measured as our and our subsidiaries’ cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver, as described under the Corporate Debt section below. At September 30, 2014, our liquidity was $389.4 million. At September 30, 2014, we had earmarked approximately $145.9 million of our liquidity to fund acquisitions of MSRs, including related servicer and protective advances, as well as our remaining capital contribution to WCO.
Our practice is to maintain our liquidity at a level sufficient to fund certain known or expected payments and to fund our working capital needs. Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our 2013 Revolver, master repurchase agreements, forward loan servicing advance facilities, issuance of HMBS and excess servicing spread financing arrangements.
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next 12 months. We expect to generate adequate cash flows to fund our operations principally from our servicing and origination operations and expect to fund future growth opportunities with capital obtained from external sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing, such as the renewal of existing forward loan servicing advance facilities and forward and reverse loan master repurchase agreements. We may access the capital markets from time to time to augment our liquidity position as our business dictates, which includes our ability to offer and sell securities under our shelf registration statement described below. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.
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

Servicing Advance Liabilities
Our subsidiaries have servicing advance facilities with several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund certain principal and interest, servicer and protective advances that are the responsibility of certain subsidiaries under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.2 billion at September 30, 2014. The interest rates on these facilities and the Early Advance Reimbursement Agreement are primarily based on LIBOR plus between 1.25% and 5.5% and have various expiration dates through July 2015. Payments on the amounts due under these agreements are paid from proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts. Accordingly, repayment of the facilities and amounts due under the Early Advance Reimbursement Agreement are dependent on the recoveries or repayments by third-party borrowers that are received on the underlying advances associated with the agreements.
Servicing Advance Facilities
At September 30, 2014, we had $118.6 million outstanding under the servicing advance facilities which have an aggregate capacity of $215.0 million. The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that certain of its subsidiaries maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. During the first quarter of 2014, one of the facilities (the Receivables Loan Agreement) was amended to remove the covenant relating to the Company's requirement to maintain a minimum annual net cash provided by operating activities and to add other customary financial covenants, including indebtedness to tangible net worth ratio requirements, and minimum liquidity. Our subsidiaries were in compliance with these financial covenants at September 30, 2014.
Early Advance Reimbursement Agreement

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

The Early Advance Reimbursement Agreement with Fannie Mae also includes certain “Stop Events,” such as: (i) the failure of Green Tree Servicing to comply with the terms of the agreement; (ii) the failure of Green Tree Servicing to be an approved Fannie Mae servicer; and (iii) the occurrence of an event of default under Green Tree Servicing’s mortgage selling and servicing contract or any master agreement with Fannie Mae which has not been waived by Fannie Mae or cured as may be allowed under the applicable agreement. Fannie Mae may also declare a “Stop Event” 120 days after providing Green Tree Servicing with written notice of its intent to do so. Were a Stop Event to occur and not be waived by Fannie Mae, Fannie Mae would have the option to terminate the Early Advance Reimbursement Agreement. In the event Fannie Mae elected to terminate the Early Advance Reimbursement Agreement, collections recovered during the 18 months following the occurrence of the Stop Event would be required to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At September 30, 2014, we had borrowings of $930.2 million under the Early Advance Reimbursement Agreement which has a capacity of $950.0 million.

We are currently working with certain banks and Fannie Mae to establish a new facility to finance a significant portion of the advances currently financed under the Early Advance Reimbursement Agreement. We make no representations regarding the timing or completion of this new facility.
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
In March 2014, we entered into a revolving line of credit facility for the repurchase of HECMs out of Ginnie Mae securitization pools. The facility has a committed capacity of $25.0 million. The interest rate on this facility is based on the prime rate plus 0.50%. The maturity date of this facility is February 28, 2015. Borrowings under this facility are secured by the underlying HECMs. We had $18.3 million of borrowings and $23.0 million of collateral pledged under this facility at September 30, 2014. In addition, effective July 2014, one of the RMS master repurchase agreements allows for up to $30 million of its capacity to fund the repurchase of HECMs. As of September 30, 2014, we had $26.2 million collateral pledged and $20.8 million of borrowings for this product under this facility. Borrowings at September 30, 2014 are classified as warehouse borrowings on the consolidated balance sheets.
Forward Mortgage Originations Business
Master Repurchase Agreements
We utilize master repurchase agreements to support our origination or purchase of forward loans. These agreements were entered into by Green Tree Servicing and Ditech. The facilities had an aggregate capacity of $2.0 billion at September 30, 2014. At September 30, 2014, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 2.95% and have various expiration dates through September 2015. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase forward loans. The source of repayment of these facilities is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume, however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity includes $1.15 billion of committed funds and $850.0 million of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Green Tree Servicing and Ditech under the master repurchase agreements are guaranteed by the Company. We had $1.0 billion of borrowings under these master repurchase agreements at September 30, 2014, which included $56.4 million of borrowings utilizing uncommitted funds.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. We were in compliance with all financial covenants on warehouse borrowings at September 30, 2014.
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
Our representation and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At September 30, 2014, the maximum exposure to repurchases was $22.2 billion which represents the unpaid principal balance of loans sold that are currently subject to representations and warranties.

Our obligations vary based upon the nature of the repurchase demand and the current status of the residential loan. Our estimate of the liability associated with representations and warranties exposure is recorded in payables and accrued liabilities on the consolidated balance sheet. A rollforward of this liability is included below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of the period	$10,261	$2,249	$9,135	$395
Provision for new sales	1,895	3,387	5,919	5,568
Change in estimate of existing reserves	(1,910)	—	(4,646)	—
Net realized losses on repurchases	(357)	—	(519)	(327)
Balance at end of the period	$9,889	$5,636	$9,889	$5,636
A rollforward of loan repurchase requests is included below (dollars in thousands). Activity during 2013 was insignificant.

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	13	$3,436	10	$2,324
Repurchases and indemnifications	(7)	(1,661)	(10)	(2,578)
Claims initiated	28	5,781	63	15,106
Rescinded	(14)	(3,173)	(43)	(10,469)
Balance at end of the period	20	$4,383	20	$4,383

Reverse Mortgage Origination Business
Master Repurchase Agreements
Through RMS we finance the origination or purchase of reverse loans through master repurchase agreements. The facilities have an aggregate capacity amount of $250.0 million. The interest rates on the facilities are primarily based on LIBOR plus between 2.38% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through June 2015. These facilities are secured by the underlying originated or purchased reverse loans and provide creditors a security interest in the reverse loans that meet the eligibility requirements under the terms of the particular facility. The source of repayment of these facilities is from the securitization of the underlying reverse loans and sale of the HMBS through Ginnie Mae as discussed in the section below. We evaluate our needs under these facilities based on forecasted reverse loan origination volume; however, there can be no assurance that these origination funding facilities will be available to us in the future. The aggregate capacity of $250.0 million is uncommitted. To the extent uncommitted funds are requested to purchase or originate reverse loans, the counterparties have no obligation to fulfill such request. All obligations of RMS under the master repurchase agreements are guaranteed by the Company. We had $92.8 million of borrowings under these master repurchase agreements at September 30, 2014.
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
At June 30, 2014, absent a waiver received from its counterparty, RMS would not have been in compliance with its minimum profitability covenant contained in one of its master repurchase agreements. In July 2014, RMS obtained a waiver of compliance effective for the quarter ended June 30, 2014 and the quarters ending September 30, 2014 and December 31, 2014. The waiver of compliance for the quarters ending September 30, 2014 and December 31, 2014 are conditioned on RMS being in compliance with all other covenants set forth in the master repurchase agreement and related documents. So long as RMS is in compliance with all other covenants within the master repurchase agreement and related documents, the waiver of compliance waives certain rights and remedies that otherwise would have been available under the master repurchase agreement and confirms that no default or event of default had occurred. RMS was in compliance with its minimum profitability requirement for the quarter ended September 30, 2014 absent the waiver. As such, RMS was in compliance with its financial covenants on warehouse borrowings at September 30, 2014.

Reverse Loan Securitizations
We fund reverse loans through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheet as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At September 30, 2014, we had $8.9 billion in unpaid principal balance outstanding on the HMBS related obligations. At September 30, 2014, $8.9 billion of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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
Unfunded Commitments
We, as servicer of reverse loans, are obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of the both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $956.3 million at September 30, 2014. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Excess Servicing Spread Liability
On July 1, 2014, we completed an excess servicing spread transaction with WCO whereby we sold 70% of the excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $25.2 billion, to WCO for a sales price of $75.4 million. We recognize the proceeds from the sale of excess servicing as a financing arrangement. We elected to record the excess servicing spread liability at fair value similar to the related servicing rights. At September 30, 2014, the carrying value of our excess servicing spread liability was $73.0 million, the repayment of which is based on future servicing fees received on the underlying residential loans.
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
An amount of up to $25.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. During the nine months ended September 30, 2014, there were no borrowings or repayments under the 2013 Revolver. At September 30, 2014, we had $0.3 million outstanding in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year.
The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in our 2013 Secured Credit Facilities at September 30, 2014.
Senior Notes
In December 2013, we completed the sale of $575.0 million Senior Notes, which generated cash proceeds of $561.3 million after debt issuance costs. We used the net proceeds to make deposits on the acquisition of MSRs, to repay $300.0 million of indebtedness outstanding under our then existing 2012 Term Loan, to pay related fees and expenses and for general corporate purposes. The Senior Notes pay interest semi-annually at an interest rate of 7.875% accruing from December 17, 2013 with payments commencing in June 2014. The Senior Notes mature on December 15, 2021. The Senior Notes were offered and sold in a transaction exempt from the registration requirements under the Securities Act, and resold to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 17, 2013, among the Company, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. The Senior Notes are guaranteed on an unsecured senior basis by each of our current and future wholly-owned domestic subsidiaries that guarantee our obligations under our 2013 Term Loan.
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
The Senior Notes Indenture contains restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in the Senior Notes Indenture at September 30, 2014.

On October 14, 2014, we filed with the SEC a registration statement under the Securities Act so as to allow holders of the Senior Notes to exchange their Senior Notes for the same principal amount of a new issue of notes, or the Exchange Notes, with identical terms, except that the Exchange Notes are not subject to certain restrictions on transfer or to any increase in annual interest rate. The registration statement was declared effective by the SEC on October 27, 2014.
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
The Residual Trusts, with the exception of Trust 2011-1, contain delinquency and loss triggers that, if exceeded, allocate any excess cash flows to paying down the outstanding mortgage-backed notes for that particular trust at an accelerated pace. Assuming no servicer triggering events have occurred and the overcollateralization targets have been met, any excess cash from these trusts is released to us. For Trust 2011-1, principal and interest payments are not paid on the subordinate note or residual interests, which are held by us, until all amounts due on the senior notes are fully paid.
Since January 2008 and February 2014, respectively, Trust 2006-1 and Trust VII have exceeded certain triggers and have not provided any excess cash flow to us. However, in April 2014, Trust 2006-1 passed the delinquency rate trigger while Trust VII began to pass the cumulative loss rate trigger. Nonetheless, Trust 2006-1 continued to fail the cumulative loss rate trigger and, therefore, can not provide excess cash flow to us. However, residual cash flow from Trust VII is allowed to flow to us. In addition, from September 2012 to February 2013, Trust 2005-1 exceeded the delinquency trigger level of 8.00%. At March 31, 2013, the delinquency rate for Trust 2005-1 was cured and remains cured at September 30, 2014 allowing residual cash flows to now flow to us.

Provided below is a table summarizing the unpaid principal balance of the outstanding mortgage-backed debt and the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts (dollars in thousands):

	Unpaid Principal Balance	Delinquency Trigger	Delinquency Rate		Cumulative Loss Trigger	Cumulative Loss Rate
			September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
Mid-State Trust IV	$43,689	(1)	—	—	10.00%	4.40%	4.38%
Mid-State Trust VI	67,074	8.00%	3.14%	3.15%	8.00%	5.42%	5.36%
Mid-State Trust VII	72,769	8.50%	2.64%	2.98%	1.50%	0.83%	1.43%
Mid-State Trust VIII	80,192	8.50%	3.12%	3.66%	1.50%	0.57%	1.37%
Mid-State Trust X	138,621	8.00%	3.51%	3.70%	8.00%	7.48%	7.60%
Mid-State Trust XI	121,658	8.75%	4.00%	3.55%	8.75%	6.88%	6.52%
Mid-State Capital Corporation 2004-1 Trust	109,098	8.00%	4.55%	4.67%	8.00%	3.89%	3.67%
Mid-State Capital Corporation 2005-1 Trust	124,019	8.00%	6.48%	6.66%	7.00%	4.87%	4.46%
Mid-State Capital Corporation 2006-1 Trust	137,358	8.00%	7.94%	8.85%	7.00%	8.58%	8.02%
Mid-State Capital Trust 2010-1	165,313	10.50%	8.35%	8.69%	5.50%	3.68%	2.78%
WIMC Capital Trust 2011-1	67,054	(1)	—	—	(1)	—	—
_________

(1)	Relevant trigger is not applicable per the underlying trust agreements.
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. At September 30, 2014 and December 31, 2013, the total unpaid principal balance of mortgage-backed debt was $1.8 billion and $1.9 billion, respectively.
At September 30, 2014, mortgage-backed debt was collateralized by $2.2 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.3 million. We expect to finance the capital required to exercise the mandatory clean-up call primarily through asset-backed financing alone or in combination with additional issuances of equity and/or corporate indebtedness; however, there can be no assurance that we will be able to obtain financing through the capital markets when needed. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.
Regulatory Compliance
We, including our subsidiaries, are required to comply with GSE and other agency and state program regulatory requirements, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory, imposed capital requirements are not met, the Company’s selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked.

Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through July 2015 from Fannie Mae. In addition, we have provided a guarantee whereby we guarantee the performance and obligations of RMS under the Ginnie Mae HMBS Program. In the event that we fail to honor this guarantee, Ginnie Mae could terminate RMS’s status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse loans guaranteed by Ginnie Mae HMBS. Ginnie Mae has continued to affirm RMS’s current commitment authority to issue HMBS.
We have also provided a guarantee to (i) Fannie Mae, dated May 31, 2013, for RMS, (ii) Fannie Mae, dated March 17, 2014, for Green Tree Servicing, and (iii) Freddie Mac, dated December 19, 2013, for Green Tree Servicing. Pursuant to the RMS guarantee, we agreed to guarantee all of the obligations required to be performed or paid by RMS under RMS's mortgage selling and servicing contract or any other agreement between Fannie Mae and RMS relating to mortgage loans or participation interests that RMS delivers or has delivered to Fannie Mae or services or has serviced for, or on behalf of, Fannie Mae. RMS does not currently sell loans to Fannie Mae. Pursuant to the Green Tree Servicing Fannie Mae guarantee, we agreed to guarantee all of the servicing obligations required to be performed or paid by Green Tree Servicing under Green Tree Servicing's mortgage selling and servicing agreement, the Fannie Mae selling and servicing guides, or any other agreement between Fannie Mae and Green Tree Servicing. We also agreed to guarantee all selling representations and warranties Green Tree Servicing has assumed, or may in the future assume, in connection with Green Tree Servicing's purchase of mortgage servicing rights related to Fannie Mae loans. We do not guarantee Green Tree Servicing's obligations relating to the selling representations and warranties made or assumed by Green Tree Servicing in connection with the sale and/or securitization of mortgage loans to and/or by Fannie Mae. Pursuant to the Green Tree Servicing Freddie Mac guarantee, we agreed to guarantee all of the seller and servicer obligations required to be performed or paid by Green Tree Servicing under any agreement between Freddie Mac and Green Tree Servicing.
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
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2014	2013	Variance
Cash flows provided by (used in) operating activities:
Net income adjusted for non-cash operating activities	$(129,091)	$(206,179)	$77,088
Changes in assets and liabilities	(17,927)	(776,982)	759,055
Net cash provided by (used in) originations activities (1)	153,566	(1,057,313)	1,210,879
Cash flows provided by (used in) operating activities	6,548	(2,040,474)	2,047,022
Cash flows used in investing activities	(933,371)	(3,035,002)	2,101,631
Cash flows provided by financing activities	760,850	5,038,777	(4,277,927)
Net decrease in cash and cash equivalents	$(165,973)	$(36,699)	$(129,274)
_________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sale and payments.

Operating Activities
Cash provided by operating activities of $6.5 million for the nine months ended September 30, 2014 increased $2.0 billion from $2.0 billion use of cash in the same period of 2013. The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net income adjusted for non-cash items. Our operating cash flows increased during the nine months ended September 30, 2014 as compared to the same period in 2013 primarily as a result of a higher volume of loans sold in relation to originated loans. In the prior year period the business substantially ramped up operations with the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and the correspondent lending business from Ally Bank on March 1, 2013, therefore loan originations were significantly larger than volume sold. In the current year period, the relationship of loan production to volume sold normalized. In addition, during the current year period, the growth of our servicing portfolio required the use of funds for servicer and protective advances which required $161.4 million of working capital.
Investing Activities
Net cash used in investing activities of $933.4 million for the nine months ended September 30, 2014 decreased $2.1 billion from a use of $3.0 billion in the same period of 2013. The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on forward loans held for investment, and payments made for business and servicing rights acquisitions. Our Reverse Mortgage segment purchases, originates, and securitizes reverse mortgage loans. We fund these activities through master repurchase agreements, which are presented as financing activities as required by GAAP. The securitizations of reverse mortgages are legally structured as sales, but for accounting purposes are treated as financings under the applicable accounting guidance. As a result, the HMBS related obligation is also presented as a financing activity as required by GAAP. Cash used for purchases and originations of reverse loans held for investment, net of payments received, decreased during 2014 as compared to 2013 by $1.5 billion as a result of a decrease in new origination volume in our reverse mortgage operations. Cash paid for business acquisitions and purchases of servicing rights also decreased $670.9 million during 2014 as compared to 2013. The cash used in 2014 for business acquisitions and purchases of servicing rights includes cash used for the EverBank net assets and a pool of Fannie Mae MSRs while the cash used in 2013 relates to the acquisition of net assets from ResCap and Ally Bank as well as the BOA asset purchase. In addition, during 2014 we grew our asset receivables management business by acquiring a $64.5 million portfolio of charged-off loans.
Financing Activities
Net cash provided by financing activities of $760.9 million for the nine months ended September 30, 2014 decreased $4.3 billion from $5.0 billion in the same period of 2013. The primary sources and uses of cash relate to securing cash for our originations, reverse mortgage and servicing businesses. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, decreased $1.6 billion as a result of a decrease in new origination volume in our reverse mortgage operations. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business decreased $656.6 million primarily as a result of less funding of advances in the first nine months of 2014 as compared to 2013. Net cash borrowings on master repurchase agreements decreased $1.1 billion due to a decline in origination volumes in both our forward and reverse mortgage originations businesses. As discussed above, the originations of forward and reverse loans are included in operating and investing activities, respectively. Net cash generated from corporate debt financing activities decreased $1.0 billion as a result of additional incremental borrowings under our 2012 Term Loan during 2013 with no comparable borrowings during 2014. In addition, during 2014 we entered into an excess servicing spread transaction with WCO which provided $75.4 million in cash.
Credit Risk Management
Credit risk is the risk that we will not fully collect the principal we have invested due to borrower defaults. We manage the credit risk associated with our residential loan portfolio through monitoring of existing loans, early identification of problem loans, and timely resolution of problems.
Residential Loans Held For Investment
We are subject to credit risk associated with the residual interests that we own in the consolidated Residual Trusts as well as with the unencumbered forward loans held in our portfolio, both of which are recognized as residential loans at amortized cost, net on our consolidated balance sheets. We do not currently own residual interests in the Non-Residual Trusts and we consider our credit risk with regard to these trusts to be insignificant. However, we have assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to a certain amount of credit risk associated with the purchased residential loans when the calls are exercised, which is when each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.3 million.

HECMs loans are insured by the FHA. Although performing and nonperforming loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However we consider these amounts to be insignificant. Refer to additional information on reverse loan securitizations in the Liquidity and Capital Resources – Reverse Mortgage Origination Business section above and foreclosures of reverse loans at the Real Estate Market Risk section below.
Our charged-off loan portfolio was acquired for a substantial discount to face value and as a result, exposes us to minimal credit risk. As a result of minimal or no severity, loans associated with the Non-Residual Trusts, reverse loans and charged-off loans are not discussed further in this section.
At September 30, 2014, the carrying value of our held for investment residential loan portfolio that exposes us to credit risk was $1.3 billion. These loans are held primarily by our Loans and Residuals segment. The carrying value of residential loans and other collateral of the Residual Trusts total $1.4 billion and is permanently financed with $1.1 billion of mortgage-backed debt. Our credit exposure of $272.0 million associated with the Residual Trusts, which is calculated as the difference between the assets and liabilities of these VIEs, approximates our residual interests in these trusts.
The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans. These loans had an unpaid principal balance of $1.5 billion at September 30, 2014 and December 31, 2013. In addition, 3.89% and 4.07% of these loans were 90 days or more past due at September 30, 2014 and December 31, 2013, respectively. While we feel that our underwriting and servicing with regard to these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.
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
We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our reserve is based on assumptions related to defect rates, repurchase rates and ultimate credit losses on potential repurchases. These assumptions are based on market information where available and historical experience with similar loan portfolios. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate include, among other things, the overall economic condition in the housing market, secondary market conditions, home prices, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economies. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.
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
We held real estate owned, net of $50.7 million, $33.6 million and $1.0 million in the Reverse Mortgage and Loans and Residuals segments, and Other non-reportable segment, respectively, at September 30, 2014. We held real estate owned, net of $27.0 million, $45.3 million and $1.3 million in the Reverse Mortgage and Loans and Residuals segments, and Other non-reportable segment, respectively, at December 31, 2013.

A nonperforming reverse loan whose maximum claim amount has not been met is generally foreclosed upon on behalf of Ginnie Mae with the real estate owned remaining in the securitization pool until liquidation. Although performing and nonperforming loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However, we consider these amounts to be insignificant. The growth in the real estate owned portfolio held by the Reverse Mortgage segment was due to growth in our business and the flow of HECMs that move through the foreclosure process.
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
Cybersecurity
We devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. From time to time we, our vendors and other companies that store or process confidential borrower personal and transactional data are targeted by unauthorized parties using malicious code and viruses or otherwise attempting to breach the security of our or our vendors’ systems and data. We employ extensive layered security at all levels within our organization to help us detect malicious activity, both from within the organization and from external sources. When we learn of a cyber-attack, whether it is a potential or confirmed case, we investigate the cause and extent of such cyber-attack and determine the appropriate response, which may include, among other activities, one or more of the following: additional internal investigation; engagement of third-party forensic experts; updates to our defenses; and involvement of senior management. We have established, and continue to establish, defenses on an ongoing basis to identify and mitigate these cyber-attacks, and these cyber-attacks have not, to date, resulted in any material disruption to our operations and have not had a material adverse effect on our results of operations.
In addition to our vendors, other third parties with which we do business or that facilitate our business activities (e.g., GSEs, transaction counterparties and financial intermediaries) could also be sources of cybersecurity risk to us, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyber-attacks which could affect their ability to deliver a product or service to us or result in lost or compromised information of us or our clients. We work with our vendors and other third parties with which we do business, to enhance our defenses and improve resiliency to cybersecurity threats.
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
Critical Accounting Estimates
The critical accounting estimates used in preparation of our consolidated financial statements are described in the Critical Accounting Estimates section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and amended on August 14, 2014. There have been no material changes to our critical accounting policies or estimates and the methodologies or assumptions we apply under them.

Glossary of Terms
This Glossary of Terms includes acronyms and defined terms that are used throughout this Quarterly Report on Form 10-Q.

2012 Revolver	$125 million senior secured revolving credit facility entered into on November 28, 2012

2012 Term Loan	$700 million senior term loan facility entered into on November 28, 2012

2013 Credit Agreement
Credit Agreement entered into on December 19, 2013 among the Company, Credit Suisse AG, as administrative agent and collateral agent, the lenders from time to time party thereto and other parties thereto

2013 Revolver	$125 million senior secured revolving credit facility entered into on December 19, 2013

2013 Term Loan	$1.5 billion senior secured first lien term loan entered into on December 19, 2013

2013 Secured Credit Facilities	2013 Term Loan and 2013 Revolver, collectively

Adjusted EBITDA	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, a non-GAAP financial measure

Adjusted Earnings (Loss)	Adjusted earnings or loss before taxes, a non-GAAP financial measure

ARM	Asset Receivables Management

BOA	Bank of America, N.A.

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

CFE	Collateralized financing entity

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Also referred to as "post charge-off deficiency balances"

CID	Civil investigative demand

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes sold in a registered underwritten public offering on October 23, 2012

Ditech	Ditech Mortgage Corp, an indirect wholly-owned subsidiary of the Company
Early Advance Reimbursement

Agreement	Formerly referred to as Servicing Advance Reimbursement Agreement

EITF	Emerging Issues Task Force

EverBank	EverBank Financial Corp

Exchange Act	Securities Exchange Act of 1934, as amended

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

Forward loans/mortgages	Forward mortgage loans and residential retail installment agreements

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

Ginnie Mae Buyout Facility	Revolving line of credit facility for the repurchase of HECMs out of Ginnie Mae securitization pools

Green Tree	GTCS Holdings LLC, an indirect wholly-owned subsidiary of the Company

Green Tree Servicing	Green Tree Servicing LLC, an indirect wholly-owned subsidiary of the Company

GSE	Government-sponsored entity

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HMBS	Home Equity Conversion Mortgage-Backed Securities

HUD	U.S. Department of Housing and Urban Development

IRLC	Interest rate lock commitment

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MetLife Bank	MetLife Bank, N.A.

Monitor	Monitor under the National Mortgage Settlement

MSR	Mortgage servicing rights

n/m	Not meaningful

NMS	National Mortgage Settlement

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

OTS	Office of Thrift Supervision

Receivables Loan Agreement	$75 million facility entered into on May 2, 2012

REIT	Real estate investment trust

ResCap	Residential Capital LLC

Residential loans	Residential mortgage loans, including forward mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

Reverse loans/mortgages	Reverse mortgage loans, including HECMs

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

RSU	Restricted stock unit

SIGTARP	Special Inspector General for the Troubled Asset Relief Program

S1L	Security One Lending, an indirect wholly-owned subsidiary of the Company, now known as Ditech

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes issued on December 17, 2013

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated December 17, 2013 among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee
Servicer and Protective Advance

Financing Facilities	The Company's interests in financing entities that acquire servicer and protective advances from certain wholly-owned subsidiaries

Trust 2005-1	Mid-State Capital Corporation 2005-1 Trust

Trust 2006-1	Mid-State Capital Corporation 2006-1 Trust

Trust VII	Mid-State Trust VII

TBAs	To-be-announced securities

TSR	Total shareholder return

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

York	York Capital Management Global Advisors, LLC

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We seek to manage the risks inherent in our business — including, but not limited to, credit risk, liquidity risk, real estate market risk, and interest rate risk — in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. For information regarding our credit risk, real estate market risk and liquidity risk refer to the Credit Risk Management, Real Estate Market Risk and Liquidity and Capital Resources sections above in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Interest Rate Risk
Interest rate risk is the risk of changing interest rates in the market place. Our primary interest rate risk exposure relates to servicing rights carried at fair value, our excess servicing spread liability, loans held for sale and related freestanding derivatives, and other variable rate assets and liabilities.
Servicing Rights, Excess Servicing Spread Liability, Loans Held for Sale and Related Freestanding Derivatives
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of our servicing rights carried at fair value, excess servicing spread liability, loans held for sale and related freestanding derivatives given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	September 30, 2014
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Increase (decrease) in assets
Residential loans held for sale	$32,263	$17,178	$(18,608)	$(38,591)
Servicing rights carried at fair value	(170,351)	(74,349)	81,171	156,917
Other assets (freestanding derivatives)(1)	205,101	110,799	(122,071)	(254,549)
Total change in assets	67,013	53,628	(59,508)	(136,223)

Increase (decrease) in liabilities
Payables and accrued liabilities (freestanding derivatives)(1)	240,124	128,665	(140,317)	(292,087)
Excess servicing spread liability at fair value	(5,826)	(2,656)	2,259	4,042
Total change in liabilities	234,298	126,009	(138,058)	(288,045)
Net change	$(167,285)	$(72,381)	$78,550	$151,822
_______

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used September 30, 2014 market rates on our instruments to perform the sensitivity analysis. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
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

Excess Servicing Spread Liability
Excess servicing spread liability is generally subject to fair value losses when interest rates rise. Increasing interest rates typically slow down refinancing activity. Decreased refinancing activity increases the life of the loans underlying the excess servicing spread liability, thereby increasing the fair value of the excess servicing spread liability. As the fair value of the excess servicing spread liability is related to the future economic performance of certain servicing rights, any adverse changes in those servicing rights would inherently benefit the fair value of the excess servicing spread liability, while any beneficial changes in the assumptions used to value servicing rights would negatively impact the fair value of the excess servicing spread liability. Refer to Note 2 in the Notes to Consolidated Financial Statements for a description of the excess servicing spread liability and our accounting policy associated with this financing arrangement.
Loans Held for Sale and Related Freestanding Derivatives
We are subject to interest rate and price risk on forward loans held for sale during the short time from the loan funding date until the date the loan is sold into the secondary market. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant or to purchase loans from a third-party originator, collectively referred to as IRLC, whereby the interest rate of the loan is set prior to funding or purchase. IRLCs, which are considered freestanding derivatives, are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Loan commitments generally range from 35 to 50 days from lock to funding, and our holding period of the mortgage loan from funding to sale is typically less than 20 days.
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
Other Variable Rate Assets and Liabilities
For quantitative and qualitative disclosures about interest rate risk on other variable rate assets and liabilities, refer to Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 and amended on August 14, 2014. These risks have not changed materially since December 31, 2013.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We and our current and former officers and employees are involved in litigation, investigations and claims arising out of the normal conduct of our business. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims, proposed settlements and assessments of pending or threatened litigation. These accruals are recorded when the costs are determined to be probable and are reasonably estimable. Facts and circumstances may change that could cause the actual liabilities to exceed the accrued amounts or that may require adjustments to the recorded liability balances in the future. The following is a description of certain litigation and regulatory matters:

•
In response to a CID from the FTC issued in November 2010 and a CID from the CFPB in September 2012, Green Tree Servicing has produced documents and other information concerning a wide range of its loan servicing operations. On October 7, 2013, the CFPB notified Green Tree Servicing that the CFPB’s staff was considering recommending that the CFPB take action against Green Tree Servicing for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree Servicing that they had sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. Our understanding is that the CFPB staff has authority to commence an action against Green Tree Servicing and that the FTC staff has authority to negotiate and would need further FTC approval to file such an action. In April 2014, Green Tree Servicing began discussions with the FTC and CFPB staffs to determine if a settlement of the proposed action can be achieved. The FTC and CFPB staffs have indicated that as part of a settlement, they will seek injunctive relief in relation to Green Tree Servicing’s business practices, civil money penalties and equitable monetary relief. We are unable to predict whether a settlement of the proposed action can be achieved on terms acceptable to us, the FTC and the CFPB, and cannot predict the final terms of any such settlement. We cannot provide any assurance that the FTC and/or CFPB will not take legal action against us or that the allegations made by the FTC and/or CFPB or the commencement, settlement or other outcome of any such action will not have a material adverse effect on our reputation, business, business practices, prospects, results of operations, liquidity or financial condition.

•
On October 2, 2013, we received a subpoena from the Department of Housing and Urban Development, Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECMs serviced or sub-serviced by RMS, and (ii) RMS’ contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. We have produced certain materials to HUD in response to the subpoena. In May 2014, the Department of Justice informed us that it is working with HUD in investigating possible violations by RMS of federal law, including the False Claims Act. We are cooperating with this investigation and have been in contact with representatives of the Department of Justice to discuss potential resolution of the matter. Resolutions of investigations or lawsuits, or findings of liability, under the False Claims Act may result in potentially significant financial consequences, including the payment of up to three times the actual damages sustained by the government and civil penalties. We cannot provide any assurance as to the outcome of the investigations by the Department of Justice and HUD or that any consequences will not have a material adverse effect on our reputation, business, prospects, financial condition, liquidity and results of operations.

•
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint names as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserts federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. The amended complaint alleges that between May 9, 2012 and February 26, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls and financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Green Tree Servicing (including certain of the Company’s business practices that are being reviewed by the FTC and the CFPB), the liabilities associated with the Company’s acquisition of RMS, and RMS's internal controls. The complaint seeks class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and February 26, 2014. On August 11, 2014, all defendants moved to dismiss the amended complaint. Briefing on the motions to dismiss was completed on September 24, 2014. We cannot provide any assurance as to the outcome of the putative shareholder class action or that such an outcome will not have a material adverse effect on our reputation, business, prospects, results of operations, liquidity or financial condition.

•
From time to time, we receive information requests from federal and state agencies investigating aspects of our business activities. During the second quarter of 2014, we met with a working group representing the attorneys general and regulators of several states as well as representatives of the Office of the United States Trustee to discuss the business practices of Green Tree Servicing. At the meeting, we were informed of concerns about various loan servicing practices, including certain bankruptcy-related matters. Various states in this group have initiated an investigation of Green Tree Servicing’s loan servicing practices. We received a list of questions and documents request from the working group on October 16, 2014, and an investigative subpoena and investigative interrogatories from the California Attorney General, a participant in the group, on September 11, 2014. We cannot predict the timing, direction or outcome of any such investigations.

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

•
We are, and expect that we will continue to be, involved in litigation, arbitration, investigations, and claims in the ordinary course of business, including purported class actions and other legal proceedings challenging whether certain of our loan servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. These legal proceedings include, among other things, state investigations of and putative class action claims concerning "force-placed insurance," the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, the Fair Credit Reporting Act and other federal and state laws and statutes. The outcome of all of our legal proceedings is uncertain, and it is possible that adverse results in such proceedings (which could include penalties, punitive damages and injunctive relief affecting our business practices) and the terms of any settlements of such proceedings could have a material adverse effect on our reputation, business, prospects, results of operations, liquidity or financial condition. We cannot predict whether or how any legal proceedings will affect our business relationship with actual or potential customers, our creditors, rating agencies and others. In addition, cooperating in, defending and resolving these legal proceedings may consume significant amounts of management time and attention and could cause us to incur substantial legal, consulting and other expenses and to change our business practices, even in cases where there is no determination that our conduct failed to meet applicable legal or regulatory requirements.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in, or incorporated by reference in, this report, you should carefully review and consider the risks and uncertainties described below, described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and described in Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014, which are the risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity, results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic reports constitutes forward-looking information, the risk factors set forth below and in such periodic reports are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.

We are required to service some of our mortgage loans in accordance with the National Mortgage Settlement standards, and our failure to meet those standards has harmed, and may continue to harm, our reputation and business.
In connection with our purchase of Fannie Mae MSRs from ResCap on January 31, 2013, we agreed to service the mortgage loans for which the MSRs were acquired in accordance with the servicing standards set forth in a Consent Judgment, the National Mortgage Settlement, filed on April 4, 2012 in a legal proceeding involving ResCap as a party. During initial testing of our adherence to these servicing standards in the calendar quarter ended December 31, 2013, we determined that we had exceeded threshold error rates for certain servicing metrics. We have reported our findings to the Monitor, who was appointed under the Consent Judgment and charged with responsibility to determine whether the servicers subject to the NMS are complying with the standards and satisfying the requirements of the Consent Judgment. On May 14, 2014, the Monitor filed a report with the Consent Judgment court, stating that we had potential violations in respect of 8 of the 28 metrics tested (including two relating to bankruptcy filings, two relating to pre-foreclosure matters, and one relating to each of the following: waived fees; vendor management; complaints; and loan modifications). We have since submitted to the Monitor corrective action plans designed to address and cure the root causes of the failed metrics and to prevent future recurrences. These plans have been approved by the Monitor and retesting of the 8 metrics took place in the calendar quarter ending September 30, 2014. In approving the corrective action plans, the Monitor reached the preliminary conclusion that 3 of our potential violations were widespread, and in accordance with the NMS procedures we have submitted for the Monitor’s review remediation plans for all borrowers affected by the potential violations. We believe this incident has caused us reputational damage and may have adversely affected our business development activities. We cannot predict whether or to what extent our business will be adversely affected by these events, if at all. Further, although we are devoting considerable resources to ensuring that in subsequent testing periods we will be found to have met the NMS requirements, there is no assurance that our corrective action plans will be successful and that we will meet all other NMS requirements. In addition, if in the future we again fail any of the 8 servicing metrics failed in the Monitor's May 14, 2014 report, we may be obligated to indemnify ResCap in the event ResCap is fined or penalized as a result of our conduct.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The Exhibit Index, which appears immediately following the signature page below, is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.

Dated: November 5, 2014	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: November 5, 2014	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

10.1	(1)
Amendment No. 7, dated as of September 9, 2014, to Amended and Restated Receivables Loan Agreement, dated May 2, 2012, among Green Tree Advance Receivables II LLC, Wells Fargo Bank, National Association, Green Tree Servicing LLC, Wells Fargo Capital Finance, LLC, and various other parties.

10.2 †	(2)	Separation Agreement, dated August 8, 2014, by and between Walter Investment Management Corp. and Keith A. Anderson.

31.1	(1)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(1)	Certification by Mark J. O’Brien and Gary L. Tillett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(1)
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2014; (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

† Constitutes a management contract or compensatory plan or arrangement.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.
(2)
Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the Securities and Exchange Commission on August 11, 2014.