Form 10-K
period 2014-12-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2015-02-26
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant's voting stock held by non-affiliates as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date. For purposes of this calculation the registrant has considered all Schedule 13G filers to be non-affiliates.
The registrant had 37,718,323 shares of common stock outstanding as of February 20, 2015.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant's fiscal year covered by this Annual Report are incorporated by reference into Part III.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-K
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Certain acronyms and terms used throughout this Form 10-K are defined in the Glossary of Terms located at the end of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under Item 1. "Business," Item 3. "Legal Proceedings" and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including matters discussed elsewhere in this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in Item 1A. “Risk Factors” and in our other filings with the SEC.
In particular (but not by way of limitation), the following important factors, risks and uncertainties could affect our future results, performance and achievements and could cause actual results, performance and achievements to differ materially from those expressed in the forward-looking statements:

•
our ability to operate our business in compliance with existing and future rules and regulations affecting our business, including those relating to the origination and servicing of residential loans, the management of third-party assets and the insurance industry (including lender-placed insurance), and changes to, and/or more stringent enforcement of, such rules and regulations;

•
increased scrutiny and potential enforcement actions by federal and state agencies, including a pending investigation by the CFPB and the FTC and a pending investigation by the Department of Justice and HUD;

•
uncertainties related to inquiries from government agencies into advertising and loan solicitation, underwriting, loan origination, securitization, collection, foreclosure, loss mitigation, bankruptcy, loan servicing transfers and insurance, including lender-placed insurance;

•
the substantial resources (including senior management time and attention) we devote to, and the significant compliance costs we incur in connection with, regulatory compliance and regulatory examinations and inquiries, and any consumer redress, fines, penalties or similar payments we make in connection with resolving such matters;

•	uncertainties relating to interest curtailment obligations and any related financial and litigation exposure (including exposure relating to false claims);

•	potential costs and uncertainties associated with and arising from litigation, regulatory investigations and other legal proceedings;

•
our dependence on U.S. government-sponsored entities (especially Fannie Mae) and agencies and their residential loan programs and our ability to maintain relationships with, and remain qualified to participate in programs sponsored by, such entities, our ability to satisfy various GSE, agency and other capital requirements applicable to our business, and our ability to remain qualified as a GSE approved seller, servicer or component servicer, including the ability to continue to comply with the GSEs’ respective residential loan and selling and servicing guides;

•
uncertainties relating to the status and future role of GSEs, and the effects of any changes to the origination and/or servicing requirements of the GSEs or various regulatory authorities or the servicing compensation structure for mortgage servicers pursuant to programs of GSEs or various regulatory authorities;

•
our ability to maintain our loan servicing, loan origination, insurance agency or collection agency licenses, or any other licenses necessary to operate our businesses, or changes to, or our ability to comply with, our licensing requirements;

•	our ability to comply with the servicing standards required by the National Mortgage Settlement;

•	operational risks inherent in the mortgage servicing business, including reputational risk;

•
risks related to our substantial levels of indebtedness, including our ability to comply with covenants contained in our debt agreements, generate sufficient cash to service such indebtedness and refinance such indebtedness on favorable terms, as well as our ability to incur substantially more debt;

•	our ability to renew advance financing facilities or warehouse facilities and maintain borrowing capacity under such facilities;

•	our ability to maintain or grow our servicing business and our residential loan originations business;

•	our ability to achieve our strategic initiatives;

•	changes in prepayment rates and delinquency rates on the loans we service or sub-service;

•	the ability of our clients and credit owners to transfer or otherwise terminate our servicing or sub-servicing rights;

•	a downgrade in our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive payments and ancillary fees on our servicing portfolio;

•
local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends in particular, including the volume and pricing of home sales and uncertainty regarding the levels of mortgage originations and prepayments;

•	uncertainty as to the volume of originations activity we will benefit from following the expiration of HARP, which is scheduled to occur on December 31, 2015;

•
risks associated with the origination, securitization and servicing of reverse mortgages, including changes to reverse mortgage programs operated by FHA, HUD or Ginnie Mae, our ability to accurately estimate interest curtailment liabilities, continued demand for HECM loans and other reverse mortgages, our ability to fund HECM repurchase obligations, our ability to fund principal additions on our HECM loans, and our ability to securitize our HECM loans and tails;

•
our ability to implement strategic initiatives, particularly as they relate to our ability to raise capital, make arrangements with potential capital partners and develop new business, including acquisitions of mortgage servicing rights and the development of our originations business, all of which are subject to customer demand and various third-party approvals;

•	our ability to realize all anticipated benefits of past, pending or potential future acquisitions or joint venture investments;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	changes in interest rates and our ability to effectively hedge against such changes;

•
risks associated with technology and cybersecurity, including the risk of technology failures or cyber-attacks against us or our vendors and our ability to implement adequate internal security measures and protect confidential borrower information;

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•	uncertainties regarding impairment charges relating to our goodwill or other intangible assets;

•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	our ability to manage conflicts of interest relating to our investment in WCO; and

•	risks related to our relationship with Walter Energy, including tax risks allocated to us in connection with our spin-off from Walter Energy.

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

PART I
ITEM 1. BUSINESS
The Company
We are a diversified mortgage banking firm focused primarily on the servicing and origination of residential loans, including reverse loans. We service a wide array of loans across the credit spectrum for our own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. We originate residential loans that we predominantly sell to GSEs and government entities through our consumer and correspondent lending channels. In addition, we operate several other complementary businesses which include managing a portfolio of credit-challenged, non-conforming residential mortgage loans; an insurance agency serving borrowers and credit owners of our servicing portfolio; a post charge-off collection agency; and an asset management business through our SEC registered investment advisor. These supplemental businesses allow us to leverage our core servicing capabilities and consumer base to generate complementary revenue streams.
Our goal is to become a partner with our customers; assisting them with the originations process in an open, honest and straightforward manner and through the life of their loan, with a highly regarded servicing platform and quality customer service. We are a Maryland corporation incorporated in 1997. Our business was established in 1958 and operated as the captive financing business of Walter Energy, originating and purchasing residential loans and servicing these loans to maturity. In April 2009, we were spun off from Walter Energy; merged with Hanover; qualified as a REIT; and began to operate our business as an independent, publicly traded company. After the spin-off, we acquired Marix, a high-touch specialty mortgage servicer, in 2010, and Green Tree, a leading independent mortgage loan servicer providing high-touch servicing of GSE, government entity and third-party mortgage loans, in 2011. As a result of the Green Tree acquisition, we no longer qualified as a REIT. Since then, we have grown our servicing and originations businesses both organically and through a number of acquisitions, including the acquisitions of RMS and S1L in 2012, the acquisition of a national originations platform in 2013 and significant bulk servicing right acquisitions in 2013 and 2014. We operate throughout the U.S.
The terms “Walter Investment,” the “Company,” “we,” “us” and “our” as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries.
At December 31, 2014, we serviced 2.3 million residential loans with an unpaid principal balance of $256.1 billion making us one of the 10 largest residential loan servicers in the U.S according to Inside Mortgage Finance. Our originations business originated $18.5 billion in mortgage loan volume in 2014 ranking it in the top 20 originators nationally according to Inside Mortgage Finance. Our reverse mortgage business is a leading integrated franchise in the reverse mortgage sector and, according to an industry source, was the top issuer (by volume) of HMBS in 2014.
We manage our Company in six reportable segments: Servicing, Originations, Reverse Mortgage, Asset Receivables Management, Insurance, and Loans and Residuals. A description of the business conducted by each of these segments is provided below:
Servicing - Our Servicing segment services mortgage loans where we own the servicing right or where we service on behalf of other servicing right or credit owners, which we refer to as sub-servicing. Our servicing activities are performed on a fee-for-service basis and involve the management (e.g., calculation, collection and remittance) of mortgage payments, escrow accounts, and insurance claims. We perform specialty servicing activities utilizing a “high-touch” model to establish and maintain borrower contact and facilitate loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes. Under certain circumstances, we offer loss-mitigation options that include loan modification through the use of federally-sponsored loan modification programs such as HAMP. We also manage loan modification programs for borrowers experiencing temporary hardships by providing short-term interest rate reductions and/or payment deferrals. When loan modification and other efforts are unable to cure a default, we seek to avoid foreclosure and timely acquire and/or liquidate the property securing the mortgage loan, where possible. We also pursue alternative property resolutions such as short sales (in which the borrower agrees to sell the property for less than the loan balance and the difference is forgiven) and deeds-in-lieu of foreclosure (in which the borrower agrees to convey the property deed outside of foreclosure proceedings).
We perform mortgage servicing for various clients (as sub-servicer) and/or credit owners, the most significant of which is Fannie Mae. Our servicing revenues from servicing Fannie Mae residential loans constituted approximately 41% of our total revenues in 2014. Under our numerous master servicing agreements and sub-servicing contracts, we agree to service loans in accordance with servicing standards that our counterparties change from time to time. These agreements and contracts can typically be terminated by the counterparties thereto, with or without cause. Refer to Item 1A. “Risk Factors” for a discussion of certain risks relating to our master servicing agreements and sub-servicing contracts.
We have grown our servicing portfolio through business and servicing right acquisitions, through retained servicing rights related to mortgage loans we originate, and through sub-servicing contracts. As the owner of servicing rights, we act on behalf of loan owners and have the contractual right to receive a stream of cash flows (expressed as a percentage of unpaid principal balance) in exchange for performing specified servicing functions and temporarily advancing funds to meet contractual payment requirements for credit owners and to pay taxes, insurance and foreclosure costs on delinquent or defaulted mortgages. As a sub-servicer we earn a contractual fee on a per-loan basis and we are reimbursed for servicing advances we make on delinquent or defaulted mortgages generally in the following month. We can earn incentive fees for exceeding pre-defined performance hurdles in servicing various loan portfolios, and also have the ability under certain circumstances to earn modification fees and other program specific incentives such as HAMP and ancillary fees such as late fees. Our specialty servicing fees typically include a base servicing fee and activity-based fees for the successful completion of default-related services.
The value of our servicing right asset is based on the present value of the stream of expected servicing-related cash flows from a loan and is largely dependent on market interest rates, prepayment speeds and delinquency performance. Generally, a rising interest rate environment drives a decline in prepayment speeds and thus increases the value of servicing rights, while a declining interest rate environment drives increases in prepayment speeds and thus reduces the value of servicing rights.
Originations - Our Originations segment originates and purchases mortgage loans through four origination channels: consumer retention, consumer direct and consumer retail, collectively referred to as consumer originations, and correspondent lending. We generally sell these loans to third parties while retaining the servicing rights. Consumer retention originates mortgage loans primarily through the use of a centralized call center that utilizes leads generated through solicitations of consumers in our existing servicing portfolio and through referrals from our servicing call centers. Consumer direct originates mortgage loans primarily through the use of a centralized call center that utilizes origination leads generated through direct mail, internet, telephone and general advertising campaign solicitations of consumers who are not currently in our existing servicing portfolio. Consumer retail originates mortgage loans in 49 states and the District of Columbia through loan officers located in approximately 30 licensed locations throughout the U.S., with leads generated primarily through loan officers’ community relationships. Correspondent lending purchases closed mortgage loans from a network of lenders in the marketplace. In February 2014, we exited activities associated with our mortgage wholesale channel, which sourced loans from mortgage brokers.
The originations business gained significant breadth, depth and scale through our acquisition of ResCap’s originations platform and Ally Bank's correspondent lending business in early 2013. Our Originations segment operates under the name Green Tree for consumer retention originations and Ditech for consumer direct originations, consumer retail originations and correspondent lending. Our Originations segment offers a range of home loan purchase and refinance mortgage loan options, including fixed and adjustable rate conventional conforming, FHA, VA, USDA and jumbo products. The product offerings include special financing programs such as HARP with expanded loan-to-value limits for qualified applicants. The mortgage loans we fund are generally eligible for sale to GSEs (e.g., Fannie Mae, Freddie Mac) or insured by government agencies. During 2014, substantially all mortgage loans sold by our Originations segment were purchased by Fannie Mae. We plan to sell more loans to Freddie Mac and Ginnie Mae in 2015.
Our Originations segment revenue, which is primarily gains on sales of loans, is impacted by interest rates and the volume of loans locked. The margins earned by our Originations segment business are predominantly impacted by our cost to originate the loans including underwriting, fulfillment and lead costs.
Reverse Mortgage - Our Reverse Mortgage segment primarily focuses on the origination, securitization and servicing of reverse loans. Reverse loan originations are generally conducted through our consumer retail, wholesale and correspondent lending origination channels.
The consumer retail channel originates reverse loans in 48 states and the District of Columbia through loan officers located in approximately 60 licensed locations throughout the U.S. The consumer direct retail channel originates reverse loans through call centers with leads purchased from lead purveyors or generated via advertising campaigns. The wholesale channel sources reverse loans from a network of brokers. The correspondent channel purchases reverse loans from a network of correspondents in the marketplace.
Our Reverse Mortgage segment receives cash proceeds at the time reverse loans are securitized. We securitize substantially all our reverse loans through the Ginnie Mae II MBS program into HMBS. Based upon the structure of the Ginnie Mae II MBS program, we determined that we have not met all of the requirements for sale accounting and as such, we account for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheets as residential loans. Subsequently, the segment earns net revenue on the net fair value gains on reverse loans and the related HMBS obligations.
This segment also performs servicing for third-party credit owners of reverse loans, similar to our Servicing segment, and provides other complementary services for the reverse mortgage market, such as real estate owned property management and disposition, for a fee.
Asset Receivables Management - Our ARM segment performs collections of post charge-off or foreclosure deficiency balances for itself and on behalf of third-party securitization trusts and other asset owners. The third-party fee we earn is based on a percentage of our collections. We recognize revenues associated with our on-balance sheet charged-off loan portfolio through its change in fair value.
Insurance - Our Insurance segment provides voluntary insurance for residential loan borrowers and lender-placed hazard insurance for borrowers and credit owners, as well as other ancillary products, through our insurance agency for a commission. Commissions are earned on lender-placed insurance only if permitted under applicable laws and regulations. Mortgage loans require borrowers to maintain insurance coverage to protect the collateral securing the loan. To the extent a borrower fails to maintain the necessary coverage, we are required to ensure insurance is purchased on the credit owner’s behalf. Though we are licensed nationwide to sell insurance products on behalf of third-party insurance carriers, we neither underwrite insurance policies nor adjudicate claims.
Revenues earned by our Insurance segment have historically been aligned with the size of our servicing portfolio. However, due to Fannie Mae and Freddie Mac restrictions that became effective on June 1, 2014 and other recent regulatory developments surrounding lender-placed insurance, our sales commissions related to lender-placed insurance policies decreased in 2014.
Loans and Residuals - Our Loans and Residuals segment consists of residual interests in securitization trusts that are consolidated on our balance sheet as the Residual Trusts, as well as unencumbered mortgage loans held in our portfolio. We seek to earn a spread from the interest income we earn on the mortgage loans less the credit losses we incur on these loans and the interest expense we pay on the mortgage-backed debt issued to finance the loans.
We actively manage the credit risk associated with the Loans and Residuals segment through early identification and timely resolution of problem loans through loss mitigation efforts. We believe our capabilities as a high-touch servicer have helped improve asset performance.
Other - Our Other non-reportable segment primarily consists of the assets and liabilities of the Non-Residual Trusts, corporate debt and our asset management business, which we operate through GTIM, our SEC registered investment adviser subsidiary and the investment manager of WCO. WCO was formed to invest in mortgage-related assets, and we may seek to work with WCO in connection with certain servicing right acquisitions and other transactions.
Refer to Note 27 in the Notes to Consolidated Financial Statements for financial information relating to our segments.
Competition
We compete with a great number of competitors in the mortgage banking market for both the servicing and originations businesses as well as in our reverse mortgage and complementary businesses. Key competitors include financial institutions and non-bank servicers and originators. Our competitive position in the servicing business is largely determined by our strong relationships in the sector; our scale; our ability to differentiate ourselves from our competitors through a highly-regarded servicing platform; our continued focus on the consumer experience; and our compliance with a complex matrix of local, state and federal regulatory requirements. In the originations business our competitive position is determined by our scale in the sector; our ability to grow our brand over time; our ability to provide a best-in-class consumer experience; and our ability to offer a breadth of competitive products.
We view the key competitive strengths that contribute to our market-leading position and underscore our value differentiation as the following:
Diversified Servicing and Originations Businesses to Support Sustainable Growth
Our management team has focused on developing a diversified mortgage banking platform that is not only a leading provider in the current market, but also one that is well positioned for sustainable growth. Our long-term objective is to continue to be a leading servicer and to develop a consistent flow of future servicing business, in tandem with a “best-in-class” independent mortgage originator.
We anticipate further diversifying our servicing portfolio by type of credit owner (e.g., increasing proportion of portfolio in Freddie Mac and Ginnie Mae). We expect our mortgage loan servicing business to continue to benefit from access to new servicing from a variety of sources, including:

•	Originated servicing - servicing generated through our in-house originations capabilities;

•	Bulk servicing - acquisitions of bulk servicing pools from sellers (including banks);

•	Sub-servicing - mandates to perform servicing functions on behalf of other servicing owners; and

•	Flow servicing - acquisitions of servicing on a periodic basis from originators or servicers that do not wish to, or do not have the capabilities to, retain servicing.

We plan on continuing to expand our mortgage origination distribution channels, with meaningful investment in building our consumer direct and retail channels. The growth of these channels will be supported by our diverse product mix and our ability to quickly bring new products to market. We expect an increasing mix of non-conventional conforming loans under programs such as FHA and VA. In addition, we are focused on growing our reverse mortgage retail distribution channel.
Top Performing Mortgage Loan Servicer with a High-Touch Approach
We apply a “high-touch” servicing model to assist consumers in staying current on their mortgage and remaining in their homes while maximizing the value of our servicing portfolio for ourselves and/or our credit owners. Our servicing platform employs an extensive network of trained service professionals who work closely with borrowers to reduce delinquencies and find creative solutions to assist them in staying in their homes. Borrower interactions rely on loss mitigation strategies that apply predictive analytics to identify risk factors and severity grades to determine appropriate loss mitigation options and strategies. We assign a SPOC upon the boarding or transfer of loans onto our servicing platform to make collection calls and coordinate loss mitigation efforts. The SPOC is assigned for the life of the loan thus building on our relationships with our consumers. We follow GSE servicing guidelines (as well as other credit owner guidelines) for a standardized loss mitigation process and have frequent contact with borrowers. Our customer-focused services and data-driven processes drive our ability to assist consumers and the performance of our servicing portfolio. The strength of our “high-touch” servicing platform is a key part of our value proposition and a differentiator from other third-party servicers. Green Tree Servicing achieved a 4 Star Servicer Award from Fannie Mae for 2012 and 2013.
Well-Positioned to Continue to Grow
We continue to pursue opportunities to bolster our servicing portfolio through acquisitions of servicing rights and entering into sub-servicing contracts, while also using our originations platform to refinance and retain loans in our current servicing portfolio as well as to generate new loans that are added to the servicing portfolio. To the extent we pursue large MSR acquisitions, we may seek to partner with WCO and other external capital partners. Based on our discussions with market sources and potential counterparties, we believe that banking organizations as well as non-bank mortgage origination companies continue to be interested in transferring substantial volumes of servicing rights and responsibilities to servicers such as ourselves as they focus on their “core” client base and downsize servicing for non-core clients. We completed the acquisition of servicing rights related to loans with an unpaid principal balance of $53.3 billion and entered into sub-servicing contracts related to mortgage loans with an unpaid principal balance of $7.7 billion during 2014, obtaining approvals from GSEs, government agencies and regulators, as required. The market for bulk transfers of servicing rights has undergone a heightened level of scrutiny as GSEs and federal and state government agencies have been reviewing the industry’s experience over the last several years with large volumes of servicing transfers. We expect this environment of enhanced oversight to continue as best-in-class protocols for servicing standards are developed and the market adjusts to the significant changes in servicing market share. We believe we are well positioned to grow our portfolio over time and that our ability to add to our servicing portfolio through such transfers will be driven by our scale; our compliance with regulatory and contractual servicing standards; our track record of successful transfers; and our access to capital.
Technology
Our businesses employ technology by using third party systems where standardization is key and proprietary systems where superior functionality, flexibility and time to market are critical to regulatory compliance, customer experience and credit performance. The majority of our proprietary systems are supported by a team of information technology professionals using the latest development techniques and technologies to protect our systems and ensure they are effective. In-house developed proprietary systems are leveraged for customer service, default management, data modeling and reverse mortgage originations and servicing.
On October 27, 2014, Green Tree Servicing signed a long-term Loan Servicing Agreement with Black Knight Financial Services, LLC for the use of MSP, a mortgage and consumer loan servicing platform. Green Tree Servicing has been using a combination of MSP and its own proprietary collections, customer service and default management systems to service Ginnie Mae and Freddie Mac loans for several years. Green Tree Servicing intends to move more of its traditional first lien mortgages to MSP by 2016 and will continue to utilize proprietary collections, customer service and default management systems for such loans. Green Tree Servicing anticipates that it will continue to use its proprietary servicing system for non-GSE and non-government entity mortgage loans. We believe we have capacity in our platform to support the growth of our portfolios.
Subsidiaries
For a listing of our subsidiaries, refer to Exhibit 21 of this Annual Report on Form 10-K.

Employees
At December 31, 2014, we employed approximately 6,700 full-time equivalent employees, all of whom were in the U.S. We believe we have been successful in our efforts to recruit and retain qualified employees. However, from time to time we experience turnover with respect to certain roles at the Company, and therefore maintain active and continuous new employee recruiting and training programs. None of our employees is a party to any collective bargaining agreements. We consider our relationship with our employees to be good.
2013 and 2014 Events
Significant Acquisitions
Acquisition of Certain Net Assets of EverBank
On October 30, 2013, we entered into a series of definitive agreements to purchase (i) certain private and GSE-backed MSRs and related servicer advances, (ii) sub-servicing rights for mortgage loans and (iii) a default servicing platform from EverBank, collectively referred to as the EverBank net assets. The addition of EverBank's default servicing platform and employees to our existing platform augmented both our product capabilities and capacity, as the well as extended our geographic diversity as we continue to execute on the opportunities for growth available in the specialty mortgage sector. The agreements called for an estimated total purchase price of $83.4 million for the MSRs, less net cash flows received on the underlying loans between October 30, 2013 and the date of legal transfer; par value of the related servicer advances; and an additional $1.9 million associated with the default servicing platform. We paid $16.7 million of the estimated purchase price on October 30, 2013. During 2014, we received approvals to transfer MSRs and sub-servicing rights with an unpaid principal balance of approximately $16.5 billion and completed the transfer of the loans underlying the acquired MSRs onto our servicing systems and concurrently took possession of the associated servicer advances. Accordingly, we paid an additional $44.7 million and recorded MSRs at fair value of $58.7 million and paid $152.5 million for the servicer advances. We are no longer actively pursuing approvals for certain private investor-backed MSRs that have not been received. This acquisition was accounted for as a business combination.
Acquisition of a Pool of Fannie Mae MSRs
On December 10, 2013, we entered into an agreement with an affiliate of a national bank to acquire a pool of Fannie Mae MSRs and related servicer advances for an estimated purchase price of $330.0 million for the MSRs, less net cash flows received on the underlying loans between December 10, 2013 and the date of legal transfer. During the three months ended March 31, 2014, we completed the acquisition upon receipt of credit owner approvals to transfer servicing, at which time the unpaid principal balance of the loans was $27.6 billion. We paid $165.0 million of the estimated total purchase price in December 2013 and an additional $161.8 million during 2014. This acquisition was accounted for as an asset purchase.
Other Events
Walter Capital Opportunity Corp.
In 2014, we established WCO, a company formed to invest in mortgage-related assets, including excess servicing spread related to MSRs, residential whole loans, agency mortgage-backed securities and other real estate-related securities and related derivatives, (i) to facilitate our transition toward a business model in which, where appropriate and feasible, we sub-service and manage mortgage-related assets owned by third parties rather than by us, and (ii) to grow our investment management business. Although WCO is not obligated to utilize us to service its assets, we anticipate that we will have the opportunity to service some or all of such assets, subject to us and WCO agreeing on the terms of any such servicing arrangements.
We committed to invest up to $20 million in WCO, received warrants to purchase additional WCO equity and are entitled to future grants of additional warrants to purchase WCO equity. In addition, certain investment funds managed by York committed to invest up to an aggregate of $200 million in WCO and are entitled to future grants of warrants to purchase WCO equity in the future. As of December 31, 2014, we had funded approximately $7.1 million of our capital commitment to WCO, and the investment funds managed by York had funded approximately $70.7 million of their aggregate capital commitments to WCO.
Concurrently with the first funding of WCO capital commitments on July 1, 2014:

1.
our subsidiary, GTIM, and WCO entered into a management agreement pursuant to which GTIM was appointed the manager of WCO and its subsidiaries and, subject to the supervision and oversight of WCO’s board of directors, which was comprised of four members as of January 1, 2015 (and one member of which is also a director and officer of Walter Investment), provides investment advisory and management services to WCO and administers its business activities and day-to-day operations, including providing the management team of WCO (which is comprised of persons that are also officers and/or employees of Walter Investment and its subsidiaries). Pursuant to the management agreement, GTIM is entitled to earn a base management fee and certain performance-based incentive fees. The management agreement has an initial four-year term, with automatic one-year renewal periods;

2.
we sold to WCO a portion of the excess servicing spread associated with certain mortgage loans serviced by us for $75.4 million. We retain all ancillary income associated with servicing the portfolio in addition to the receipt of a base servicing fee. We continue to be the servicer of the residential loans and provide all servicing functions, including the responsibility to make advances. This sale was treated as a financing arrangement; repayments are based on future servicing fees received from the residential loans underlying the servicing rights;

3.
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

4.
we and certain of our subsidiaries entered into various other ancillary agreements with WCO pursuant to which, among other things, WCO has the right to make the first offer to purchase certain servicing rights on our flow production and certain excess servicing spread created by us.

Senior Notes
On October 14, 2014, we filed with the SEC a registration statement under the Securities Act so as to allow holders of our Senior Notes to exchange their Senior Notes for the same principal amount of a new issue of notes, or the Exchange Notes, with identical terms, except that the Exchange Notes are not subject to certain restrictions on transfer. The registration statement was declared effective by the SEC on October 27, 2014, the exchange offer expired on November 25, 2014, and settlement occurred on December 2, 2014.
Servicer Advance Financing Facility
In December 2014, one of our subsidiaries entered into an amended servicer advance financing facility, increasing the capacity available under this facility from $100 million to $1.2 billion. The facility provides funding for servicer and protective advances made by Green Tree Servicing in connection with its servicing of Fannie Mae and Freddie Mac mortgage loans. Approximately $1.1 billion of the facility was drawn and used to repay $765 million of our liability under the Early Advance Reimbursement Agreement with Fannie Mae, pay certain fees and expenses associated with the facility, fund certain collateral reserve and other accounts required by the facility, and for general corporate purposes.
Laws and Regulations
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
Our business is subject to extensive regulation by federal, state and local authorities. We are required to comply with numerous federal consumer protection and other laws, including, but not limited to:

•
Sections 502 through 509 of the Gramm-Leach-Bliley Act and Regulation P, which requires initial and periodic communication with consumers on privacy matters and the maintenance of privacy regarding certain consumer data in our possession;

•	the Fair Debt Collection Practices Act, which regulates the timing and content of communications on debt collections;

•
the TILA, including HOEPA, and Regulation Z, which regulate mortgage loan origination activities, require certain disclosures be made to mortgagors regarding terms of mortgage financing, regulate certain high-cost mortgages, mandate home ownership counseling for mortgage applicants and regulate certain mortgage servicing activities;

•
the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, which collectively regulate the use and reporting of information related to the credit history of consumers;

•
the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit and requires certain disclosures to applicants for credit;

•	the Homeowners Protection Act, which requires the cancellation of mortgage insurance once certain equity levels are reached;

•	the Home Mortgage Disclosure Act and Regulation C, which require reporting of certain public loan data;

•	the Fair Housing Act and its implementing regulations, which prohibit discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

•	the Servicemembers Civil Relief Act, as amended, which provides certain legal protections and relief to members of the military;

•
the RESPA and Regulation X, which governs certain mortgage loan origination activities and practices and the actions of servicers related to escrow accounts, transfers, lender-placed insurance, loss mitigation, error resolution, and other customer communications;

•	Regulation AB under the Securities Act, which requires registration, reporting and disclosure for mortgage-backed securities;

•	certain provisions of the Dodd-Frank Act, including the Consumer Financial Protection Act, which among other things, created the CFPB and prohibits unfair, deceptive or abusive acts or practices;

•	the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, which prohibit unfair and deceptive acts and practices and certain related practices;

•	the Telephone Consumer Protection Act, which restricts telephone solicitations and automatic telephone equipment;

•	Regulation N, which prohibits certain unfair and deceptive acts and practices related to mortgage advertising; and

•	the Bankruptcy Code and bankruptcy injunctions and stays, which can restrict collection of debts.
Additionally, we are subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the mortgages we originate and service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA and the FHA. We are also subject to the requirements of HAMP, HARP and other government programs in which we participate.
The CFPB directly influences the regulation of residential mortgage loan originations and servicing in a number of ways. First, the CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA, RESPA and the FDCPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB's jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans.
Title XIV of the Dodd-Frank Act imposes a number of additional requirements on servicers of residential mortgage loans by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by the Dodd-Frank Act and could lead to an increase in lawsuits against mortgage servicers. On January 17, 2013, the CFPB issued final rules amending Regulation Z and Regulation X, which implement TILA and RESPA, respectively, to adopt certain mortgage servicing standards set forth by the Dodd-Frank Act and other issues identified by the CFPB, including: periodic billing statements, certain notices and acknowledgments, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, prompt investigation of complaints by borrowers, additional requirements before purchasing insurance to protect the lender’s interest in the property, certain customer service benchmarks for servicers, servicers’ obligations to establish reasonable policies and procedures and provide information about mortgage loss mitigation options to delinquent borrowers. The final rule pertaining to Regulation Z also amends current rules governing the scope, timing, content and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions and establishes certain requirements relating to billing statements, payment crediting and the provision of payoff statements. These rules, including subsequent amendments, took effect on January 10, 2014. Furthermore, Title XIV prevents or limits servicers of residential mortgage loans from taking certain actions (e.g. the charging of certain fees) and imposes new requirements, in each case either increasing costs and risks related to servicing or reducing revenues currently generated. On December 15, 2014, the CFPB proposed further changes to these rules.
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
Servicing Segment
Our Servicing segment is subject to a myriad of federal and state laws that directly impact mortgage servicing.
On November 12, 2013, the CFPB issued an advance notice of proposed rulemaking regarding debt collection. The CFPB's rulemaking and enforcement activities could increase the coverage of, or penalties for, existing debt collection requirements and/or impose new restrictions on efforts to collect debts in the mortgage servicing context.
On January 10, 2014, the CFPB's mortgage servicing rules came into effect. Concurrently, the CFPB issued new mortgage servicing examination procedures.
On February 6, 2014, a competitor of ours agreed to indefinitely halt an announced acquisition of MSRs at the request of the NY DFS, which reportedly expressed concern about the competitor’s ability to adequately service acquired MSRs. While we received approvals for transfers during 2014, we could receive a similar request from the NY DFS or other state or federal authorities in connection with a material acquisition of MSRs, particularly if enforcement actions by the NY DFS, CFPB, or other state or federal authorities are pending against us. If we were to become subject to similar requests, we would have difficulty growing our business through MSR acquisitions.
On May 7, 2014, the Financial Stability Oversight Council recommended that state regulators work together with each other, the CFPB and the FHFA, as appropriate, to collaborate on prudential and corporate governance standards to strengthen non-bank mortgage servicing companies. It is unclear what, if any, additional regulations or requirements may be imposed on us as a result of this recommendation, or how any such additional regulations or requirements may impact our business.
On June 17, 2014, the CFPB, Department of Justice, HUD, and state attorneys general announced a settlement with a lender that was reported to include over $900 million in total remedies. In addition to certain alleged origination misconduct, the suit alleged a variety of mortgage servicing misconduct, including failure to promptly and accurately apply payments, charging unauthorized fees, providing borrowers with inaccurate information about loss mitigation, improperly denying loss mitigation applications and illegal foreclosure practices.
On July 1, 2014, the Office of Inspector General of the FHFA recommended that the FHFA (i) issue guidance to Fannie Mae and Freddie Mac on the risk management process that should be employed to identify and mitigate risks related to nonperformance by non-bank special servicers under their contracts with Fannie Mae and Freddie Mac, and (ii) develop a comprehensive, formal framework to mitigate the risks non-bank special servicers pose to Fannie Mae and Freddie Mac that includes routine FHFA examinations, reviews by Fannie Mae and Freddie Mac and capacity testing before acquisition of servicing rights to ensure such servicers can continue to fulfill their servicing requirements.
The FHFA agreed with the first recommendation and issued guidance on December 1, 2014. FHFA Advisory Bulletin AB 2014-07, Oversight of Single Family Seller-Servicer Relationships, addresses the GSEs' management of counterparty risk generally, including an analysis and monitoring by the GSEs of seller/servicer's risk management programs. The FHFA partially agreed with the second recommendation, and in response thereto (i) issued Advisory Bulletin, 2014-06, Mortgage Servicing Transfers, on June 11, 2014, which communicated supervisory expectations for risk management practices in conjunction with the sale and transfer of MSRs or the transfer of the operational responsibilities of servicing mortgage loans owned or guaranteed by Fannie Mae or Freddie Mac, and (ii) stated it will assess the policies and procedures of Fannie Mae and Freddie Mac relating to the identification and management of risks posed by non-bank special servicers, and document such examination work by April 30, 2015. It is unclear what impact, if any, the actions taken by, or to be taken by, the FHFA in response to the Audit Report will have on our ability to acquire servicing rights to loans guaranteed by Fannie Mae and Freddie Mac or our business generally.
On July 29, 2014, the CFPB issued a consent order in the second of two cases premised on a novel theory of liability. In these cases, which concerned general consumer credit, the CFPB asserted that accepting payments on loans that exceeded state usury limits, and consequently were void as a matter of state law, violated the Dodd-Frank Act's prohibition on unfair, deceptive or abusive acts or practices. It is unclear whether the CFPB will assert similar theories in the mortgage context in the future.
On August 19, 2014, the CFPB issued a compliance bulletin and related guidance, which replaced former CFPB guidance issued in February 2013 and updated supervisory expectations for compliance with federal consumer financial laws applicable to MSR transfers. The CFPB notes that there are a number of laws applicable to such transfers, including, without limitation, RESPA, TILA, FCRA, FDCPA and prohibitions on unfair, deceptive, or abusive acts or practices. According to the CFPB, if a servicer is determined to have engaged in any acts or practices that violate RESPA’s new servicing rules, that are unfair, deceptive, or abusive, or that otherwise violate federal consumer financial laws and regulations, the CFPB will take appropriate supervisory and enforcement actions to address violations and seek all appropriate corrective measures, including remediation of any harm to consumers. The CFPB stated that it is continuing to monitor the mortgage servicing market and may engage in further rulemaking in this area. In light of the significant amount of transfers that the Company has undertaken and expects to continue to undertake, we may receive additional scrutiny from the CFPB and may be subject to the supervisory and enforcement actions described above.
On September 29, 2014, the CFPB announced an enforcement action against a mortgage servicer under the mortgage loan servicing rules adopted by the CFPB in January 2013 and subsequently amended. According to the CFPB, the servicer’s alleged violations related to its loss mitigation activities, including excessive delays in reviewing loss mitigation applications, failure to alert consumers of incomplete loss mitigation applications, inappropriate denial of loss mitigation applications, and misleading consumers with respect to their right to appeal the servicer’s determination to deny loss mitigation applications. In light of these alleged violations, the servicer agreed to pay restitution and a civil penalty, and was prohibited from acquiring servicing rights for defaulted loan portfolios until it demonstrates an adequate loss mitigation policy and procedure.
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
On November 19, 2014, the Court of Appeals for the District of Columbia Circuit heard oral arguments in two cases challenging the constitutionality of the CFPB and/or the recess appointment of the current CFPB director, who was later confirmed by the Senate. If ultimately successful on the merits, these or similar lawsuits might generate uncertainty by calling the validity of various CFPB actions into question.
On November 20, 2014, the CFPB proposed certain changes to its mortgage servicing rules which previously took effect on January 10, 2014. Among other changes, the proposal would provide a process for successors in interest to obtain a review and confirmation of their interest from the mortgage servicer, and would entitle successors in interest to the same rights to obtain information about their mortgage loan, correct mistakes relating to the mortgage loan and apply for loss mitigation options as other borrowers have under the CFPB servicing rules. The proposal would also add requirements for servicers collecting and evaluating loss mitigation applications, including requirements that the servicer notify borrowers in writing when the borrower’s application is complete, that the servicer offer loss mitigation more than once during the life of a loan for borrowers who have brought their loans current at any time since their last loss mitigation application, and that the servicer promptly gather information from third parties to avoid delays in the application process. Additionally, the proposal would clarify what steps servicers must take to protect borrowers from a wrongful foreclosure sale due to dual-tracking, and would include a requirement that servicers who do not take all reasonable affirmative steps to delay the foreclosure sale must dismiss the foreclosure action, if necessary to avoid the sale.
On December 15, 2014, the CFPB proposed revisions to its mortgage servicing rules. If adopted, the proposal would amend lender-placed insurance, early intervention, loss mitigation and other requirements and would add requirements regarding a servicer's interactions with the heir or other successor-in-interest of a deceased borrower.
On January 30, 2015, the FHFA proposed new minimum financial eligibility requirements for Fannie Mae and Freddie Mac seller/servicers. The proposed minimum financial requirements include net worth, capital ratio, and liquidity criteria for mortgage seller/servicers to do business with the GSEs. After reviewing feedback from the industry, regulators, and other stakeholders, the FHFA anticipates that it will finalize the new minimum financial eligibility requirements in the second quarter of 2015 and anticipates that the requirements will become effective six months after they are finalized.
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

Similar to our Servicing segment, our Originations segment has been subject to substantial recent amendments to federal laws, regulations and administrative guidance. Many, though not all, of the recent federal legal changes affecting mortgage origination relate to implementation of provisions of the Dodd-Frank Act, as well as the creation of the CFPB and subsequent restructuring and consolidation of mortgage regulatory authority at the federal level.
Several substantial rulemakings issued in 2013 continue to have a profound effect on the risks involved in residential mortgage origination.
On January 10, 2013, the CFPB issued the Ability to Repay and Qualified Mortgage Rule, which amends Regulation Z to provide that, for most closed-end, consumer-purpose residential mortgage loans for which an application is received on or after January 10, 2014, the creditor must make a reasonable determination at or before consummation that the consumer has a reasonable ability to repay the loan according to its terms. The rule establishes several types of "Qualified Mortgages" that provide the creditor a presumption of compliance with the ability to repay requirement. Since its issuance, the Ability to Repay and Qualified Mortgage Rule has been amended by the CFPB several times to provide clarification, technical corrections, or additional exemptions. Additionally, HUD and the VA have issued rules defining "Qualified Mortgages" for the purposes of mortgages insured or guaranteed under each agency's programs. The Ability to Repay and Qualified Mortgage Rule may be subject to additional amendment over time and the protections offered by "Qualified Mortgage" status may be moderated by regulations issued by the U.S. Department of Agriculture and/or the Rural Housing Service in connection with Rural Housing Service insured or guaranteed loans. Additionally, GSE reform efforts may affect the status of loans that may be "Qualified Mortgages" by virtue of being eligible for sale to the GSEs.
Also on January 10, 2013, the CFPB amended Regulation Z's HOEPA provisions pursuant to provisions of the Dodd-Frank Act. The amendments expanded the scope of HOEPA to include open-end credit, redefined "points and fees" for the purposes of determining whether a loan is a high-cost mortgage subject to the substantive and disclosure requirements of HOEPA, and added a new prong to the definition of a high-cost mortgage relating to prepayment penalties that may be charged in connection with a residential mortgage loan.
On January 18, 2013, the CFPB amended Regulation B to implement new requirements under the Equal Credit Opportunity Act with respect to the provision of valuations, including appraisals and automated valuation models, to consumers in connection with applications for residential mortgage loans.
On February 15, 2013, HUD issued a rule under its Fair Housing Act authority formalizing an approach to reviewing and determining liability for facially neutral policies and practices that nevertheless have a "discriminatory effect". This rule has since been subject to legal challenges that are proceeding in the federal court system. Recently, the United States Supreme Court granted a petition for certiorari in Texas Department of Housing and Community Affairs v. The Inclusive Communities Project Inc., which presents the question of whether disparate impact claims are cognizable under the Fair Housing Act. This case was argued before the Supreme Court on January 21, 2015. Resolution of litigation related to disparate impact liability has the potential to affect mortgage origination risks substantially.
On November 20, 2013, the CFPB issued a final rule amending Regulation X of RESPA and Regulation Z of TILA integrating certain mortgage loan disclosure forms and requirements under RESPA and TILA. The new rule is scheduled to become effective August 1, 2015 and applies to covered transactions for which the creditor or mortgage broker receives an application on or after the effective date.
Federal legal and regulatory change related to residential mortgage originations continued into 2014. The CFPB has continued to make incremental amendments to its 2013 rulemakings. In addition, on October 21, 2014, the Department of Treasury, Federal Reserve System, FDIC, FHFA, SEC and HUD jointly finalized credit risk retention requirements for sponsors of asset-backed securities. Included in the final credit risk retention rule, as required by the Dodd-Frank Act, was an exemption from retention requirements for securitizations consisting solely of "Qualified Residential Mortgages". The final rule aligned the definition of "Qualified Residential Mortgage" with that of a "Qualified Mortgage" under Regulation Z. Changes to this definition could affect the marketability of loans on the secondary market. In addition, the alignment of definitions potentially amplifies the legal and operational risks associated with compliance with the Ability to Repay and Qualified Mortgage Rule by extending its impact to securitizations.
In its latest analysis of mortgage loan fraud, FinCEN reported a drop in suspected mortgage fraud for 2012 from the previous year. However, mortgage fraud continues to present difficult challenges for the industry, particularly for the Originations segment. In its analysis, FinCEN noted that most of the mortgage fraud reported in SARS was related to loan origination and borrower misrepresentations, which was consistent with analyses of previous SARS filings. Our fraud risk management group uses various tools to attempt to identify originations-related fraud, such as altered documents, straw buyers, and employment/income misrepresentations, as part of its fraud mitigation efforts. As to FHA loans, HUD has used its Quality Assurance Division to evaluate FHA-approved lenders for compliance with FHA requirements through both routine and targeted audits, post-endorsement technical reviews, and monitoring of a lender’s early default/claim rates. Loans involving fraud, misrepresentation, or serious and material violations of HUD policies and procedures that significantly increase HUD’s risk may result in a demand for indemnification by the FHA-approved mortgagee. In recent years, HUD has become more aggressive in the penalties it seeks to impose for origination defects. Specifically, lenders have experienced an increase in the defects for which HUD pursues indemnification, as well as an increase in the number and amount of civil money penalties HUD seeks to impose through its administrative action authority.
On May 22, 2014, a CFPB administrative law judge ruled that the general statute of limitations of three years for the CFPB to enforce RESPA violations does not apply in the context of a CFPB administrative proceeding, although there are certain other time limitations on such proceedings. The decision is subject to appeal to the CFPB director and then to the courts. If the decision is upheld, the CFPB might use the administrative process to bring RESPA claims (and potentially claims under other laws) against mortgage originators and servicers that are otherwise barred by the general statute of limitations.
Our Originations segment is also subject to state statutory and regulatory requirements for mortgage lending activity including, but not limited to, interest rate limitations, permissible fees, and required disclosures. Licensing laws require us to submit periodic reporting to the regulators, maintain company licenses and ensure individual loan originators obtain and maintain licenses in each state in which they will accept mortgage loan applications. We are also subject to ongoing supervision and examination by the state regulators that will result in requests for information regarding policies, procedures, licenses, and origination activities.
While state law may not be evolving at the same pace as federal law with respect to the regulation of residential mortgage loan originations, change at the state level regularly occurs. Some changes have occurred on a nationwide basis at the state level due to the establishment and/or amendment of minimum standards under federal law regarding, for instance, licensing obligations and the regulation of appraisals and appraisal management companies. Additionally, there have been trends in state lawmaking related to anti-predatory lending that have tended to realign state requirements with federal regulations either by incorporating federal standards by reference or by adopting analogous, though not necessarily equivalent, provisions under state law (e.g., the addition of prepayment penalty triggers for state high-cost loan laws following the addition of such a trigger under HOEPA).
Reverse Mortgage Segment
Our Reverse Mortgage segment is subject to a myriad of federal and state laws that directly impact the origination, securitization and servicing of reverse mortgages.
Similar to our Servicing and Originations segments, our Reverse Mortgage segment has been subject to substantial recent amendments to federal laws, regulations and administrative guidance. Recently, the only reverse mortgage loan product we have originated is the HECM, an FHA-insured loan that must comply with the FHA and other regulatory requirements. Accordingly, many of the recent federal legal changes affecting our reverse mortgage business relate to the HECM.
The FHA amended or clarified requirements related to HECMs through a series of issuances in 2014, including three Mortgagee Letters issued in 2014. The new requirements relate to advertising, restrictions on loan provisions, limitations on payment methods, new underwriting requirements, revised principal limits, revised financial assessment and property charge requirements, and the treatment of non-borrowing spouses. FHA’s new guidance includes changes to both origination and servicing requirements.
On September 3, 2013, HUD announced that all HECM lenders would be required to perform a new financial assessment on all prospective HECM borrowers. The effective date for compliance with this requirement was originally January 13, 2014; however, on December 20, 2013, HUD announced that it was updating the requirements and delaying the implementation date. Based on public comments, HUD issued revised financial assessment requirements on November 10, 2014. As part of the financial assessment, the lender must evaluate borrowers’ willingness and capacity to meet their financial obligations and comply with the reverse mortgage requirements. Key components of the financial assessment include a credit history and property charge payment history analysis, a cash flow/residual income analysis, and an analysis of compensating factors and extenuating circumstances to determine if the applicant is eligible for a HECM loan. The new effective date of financial assessment requirements was expected to be March 2, 2015; however, on February 12, 2015, HUD delayed the effective date to ensure system enhancements required to support these changes are in place.
In two Mortgagee Letters in 2015, HUD amended its requirements for non-borrowing spouses on HECM loans. Specifically, when a deceased HECM borrower is survived by a non-borrowing spouse, HUD clarified that a servicer may either foreclose in accordance with the contract as endorsed or utilize a Mortgagee Optional Election Assignment, whereby the servicer may assign an eligible HECM loan to HUD after the death of the last surviving borrower, subject to certain requirements.
Our Reverse Mortgage segment is also subject to state statutory and regulatory requirements including, but not limited to, licensing requirements, required disclosures and permissible fees. We are also subject to ongoing supervision and examination by the state regulators, including requests for information regarding policies, procedures, licenses, and origination activities.

Insurance Segment
On December 18, 2013, Fannie Mae and Freddie Mac announced that effective June 1, 2014 mortgage servicers and their affiliates may not receive commissions or other forms of compensation in connection with lender-placed insurance on GSE loans. Since its effective date, this prohibition has had, and is expected to continue to have, a negative effect on the revenues and cash flows of our Insurance segment. Due to this and other recent regulatory developments surrounding lender-placed insurance policies, our sales commissions related to lender-placed insurance policies decreased in 2014. We have considered this commission reduction in our qualitative goodwill impairment test performed as of October 1, 2014; however, if the reduction is larger than anticipated, goodwill allocated to the Insurance segment could be impaired at a future date. The Insurance segment had $4.4 million of goodwill at December 31, 2014.
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
ITEM 1A. RISK FACTORS
You should carefully review and consider the risks and uncertainties described below, which are risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity, results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
Legal and Regulatory Risk
If we fail to operate our business in compliance with both existing and future requirements, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the FTC, HUD, the SEC and various state agencies that license, audit, investigate and conduct examinations of our mortgage servicing, origination, insurance, collection, reverse and other activities. Further, in recent years the policies, laws, rules and regulations applicable to our business have been rapidly evolving. We are unable to predict whether federal, state or local governmental authorities will enact laws, rules or regulations that will result in changes in our practices in the future and whether any such changes could adversely affect our business.

In addition, the GSEs, Ginnie Mae and other business counterparties also subject us to periodic reviews and audits, and we routinely conduct our own internal reviews and audits. These various audits, reviews and examinations of our business and related activities sometimes uncover deficiencies in our compliance with our policies and other requirements to which we are subject. While we strive to investigate and remediate such deficiencies, there can be no assurance that any remedial measures we implement will ensure compliance with applicable policies, laws and regulations or be deemed sufficient by the GSEs, governmental authorities or other interested parties.
We devote substantial resources (including senior management time and attention) to regulatory compliance and regulatory inquiries, and we incur, and expect to continue to incur, significant costs in connection therewith. Our business, financial condition, liquidity and/or results of operations could be materially and adversely affected by the substantial resources (including senior management time and attention) we devote to, and the significant compliance costs we incur in connection with, compliance and regulatory inquiries, and any fines, penalties, restitution or similar payments we make in connection with resolving such matters.
Furthermore, our actual or alleged failure to comply with applicable federal, state and local laws and regulations and GSE, Ginnie Mae and other business counterparty requirements, or to implement and adhere to adequate remedial measures designed to address any identified compliance deficiencies, could lead to:

•	the loss of licenses and approvals necessary to operate our business;

•	limitations or complete bans on our business;

•	disqualification from participation in governmental programs, including GSE programs;

•	damage to our reputation;

•	governmental investigations and enforcement actions;

•	administrative fines and penalties;

•	litigation, including class action lawsuits;

•	civil and criminal liability;

•	termination of our servicing and sub-servicing agreements;

•	loss of personnel who are targeted by prosecutions, investigations, enforcement actions or litigation;

•	a significant increase in compliance costs;

•	a significant increase in the resources (including senior management time and attention) we devote to regulatory compliance and regulatory inquiries;

•	an inability to access new, or a loss of current, liquidity and funding sources necessary to operate our business;

•	restrictions on mergers and acquisitions;

•	impairment of assets;

•	conservatorship or receivership by order of a court or regulator; and

•	an inability to execute on our business strategy.
Any of these outcomes could materially and adversely affect our reputation, business, business prospects, financial condition, prospects, liquidity and/or results of operations.
The mortgage servicing industry has been and remains under increased scrutiny from state and federal regulators and other authorities, with particular attention directed at larger non-bank servicing organizations that have experienced recent and rapid growth such as Walter. We cannot guarantee that any such scrutiny and investigations will not materially adversely affect us.
Our failure to comply with existing and future rules and regulations relating to the origination and servicing of residential loans, and/or more stringent enforcement of such rules and regulations by the CFPB, HUD and other federal agencies could result in enforcement actions, fines, penalties and reputational damage.
On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of further regulating the financial services industry, including mortgage origination, sales, servicing and securitization. The CFPB, a federal agency established pursuant to the Dodd-Frank Act, officially began operation on July 21, 2011. The CFPB is charged, in part, with enforcing laws involving consumer financial products and services, including mortgage finance and servicing and reverse mortgages, and is empowered with examination, enforcement and rulemaking authority. While the full scope of the CFPB’s rulemaking and regulatory agenda relating to the mortgage servicing and origination industry is unclear and evolving, it is apparent that the CFPB has taken a very active role.
The Dodd-Frank Act established new standards and practices for mortgage originators and servicers, including determining prospective borrower’s abilities to repay their mortgages, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Final regulations regarding such “ability to repay” and other mortgage originating and servicing rules, standards and practices were adopted by the CFPB and took effect in January 2014.

We are an approved non-supervised FHA mortgagee. Recently, HUD and the U.S. Department of Justice have pursued actions against FHA-approved lenders under the False Claims Act, which imposes liability on any person who knowingly makes a false or fraudulent claim for payment to the U.S. government. Potential penalties are significant and several large settlements have been entered into by FHA lenders who have allegedly violated the False Claims Act. See Item 3. "Legal Proceedings" for additional information.
Regulations promulgated under the Dodd-Frank Act or by the CFPB and actions by the CFPB, HUD and other federal agencies could materially and adversely affect the manner in which we conduct our businesses, and could result in heightened federal regulation and oversight of our business activities and in increased costs and potential litigation associated with our business activities. See Item 3. "Legal Proceedings" for additional information.
Our business is highly dependent on U.S. government-sponsored entities and agencies, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial position and/or results of operations.
The U.S. residential mortgage industry in general and our business in particular are highly dependent on the GSEs, particularly Fannie Mae, and Ginnie Mae. We receive compensation for servicing loans on behalf of the GSEs and Ginnie Mae. In addition, we sell mortgage loans to GSEs, which include mortgage loans in GSE guaranteed securitizations. We are also an approved non-supervised FHA mortgagee and an approved issuer of HMBS, which are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs, which are insured by the FHA. We derive material benefits from our relationships with GSEs and Ginnie Mae, as our ability to originate and sell mortgage loans under their programs reduces our credit exposure and mortgage inventory financing costs. In 2014, we earned approximately 41% of our total revenues from servicing Fannie Mae residential loans and sold substantially all of the mortgage loans we originated to Fannie Mae.
There is significant uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac. There are several pending bills and proposals to revamp both Fannie Mae and Freddie Mac. The roles of Fannie Mae and Freddie Mac could be significantly reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical practice. The elimination of the traditional roles of Fannie Mae, Freddie Mac or the FHA could adversely affect our business and results of operations.
Any discontinuation of, or significant reduction in, the operation of these GSEs or agencies or any significant adverse change in the level of activity of these GSEs or agencies in the primary or secondary mortgage markets or in the underwriting criteria of these GSEs or agencies could materially and adversely affect our business, liquidity, financial position and results of operations. In addition, we would be materially adversely affected if our business relationship with Fannie Mae was to deteriorate in any significant respect.
We are subject to state licensing requirements and the related substantial compliance costs, and our business would be adversely affected if we lose our licenses.
Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Although we are not a bank or bank holding company, in most states in which we operate a regulatory agency regulates and enforces laws relating to non-bank mortgage servicing companies and mortgage origination companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage origination company, debt collection agency or third party default specialist, as applicable, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with whom we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers' rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business, and state regulators may have broad discretion to restrict our activities or to withdraw our licenses. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our financial condition and operations.
Regulatory changes could increase our costs through stricter licensing laws, disclosure laws or increased fees and could impose conditions to licensing that we or our personnel are unable to meet. Future state legislation and changes in regulation may significantly increase the compliance costs on our operations or reduce the amount of ancillary fees, including late fees, that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.
Legal proceedings and related costs may increase and could adversely affect our financial results.
We are involved in various legal proceedings, including numerous matters that arise in the ordinary course of our business. Like other participants in our industry, we have been and may continue to be the subject of class action and other lawsuits and regulatory actions by states' attorneys general and federal and state regulators. Litigation and other proceedings may require that we pay attorneys' fees, settlement costs, damages, penalties or other charges, which could adversely affect our financial results.
Governmental and regulatory investigations, both state and federal, have increased in all areas of our business. The costs of responding to the investigations can be substantial. In addition, government-mandated changes, resulting from investigations or otherwise, to our loan origination and servicing practices could lead to higher costs and additional administrative burdens, such as record retention and informational obligations.
In February 2015, we informed the FTC and CFPB that we would agree to the terms of a proposed stipulated order that, subject to approval by the FTC, the CFPB and the court, would settle the matters arising from an FTC and CFPB investigation relating to Green Tree Servicing's servicing practices. If FTC and CFPB approval is obtained, the agencies will file a complaint in federal district court and seek court approval of the proposed order. Under the terms of the proposed settlement, Green Tree Servicing will pay a fine and restitution, the full amounts of which have been accrued in the Company’s financial statements as of December 31, 2014. In addition, under the proposed settlement Green Tree Servicing will also agree to injunctions relating to its mortgage servicing and collection practices and other matters, including injunctions against future violations of certain consumer protection statutes and regulations. The proposed order provides that, for purposes of the proposed settlement, Green Tree Servicing will not admit or deny the allegations in the related complaint. We cannot provide any assurance that the proposed settlement will be approved by the FTC, the CFPB and the court. If such approvals are not obtained, we could face renewed settlement negotiations or legal proceedings. Any allegations made against us by the FTC and/or CFPB and the commencement, settlement or other resolution of any FTC and/or CFPB action against us could have a material adverse effect on our reputation, business, business practices, prospects, results of operations, liquidity and financial condition.
See Item 3. "Legal Proceedings" for additional information regarding legal proceedings.
Risks Related to our Business
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We have substantial levels of indebtedness. As of December 31, 2014, we had approximately $5.0 billion of total indebtedness outstanding, the majority of which was secured, including:

•	$1.5 billion of indebtedness under our 2013 Term Loan;

•	$575 million aggregate principal amount of Senior Notes;

•	$290 million aggregate principal amount of Convertible Notes;

•	$1.4 billion, in aggregate, of indebtedness under various servicing advance facilities and the Early Advance Reimbursement Agreement; and

•	$1.2 billion, in aggregate, of indebtedness under various master repurchase agreements.
All of these amounts of indebtedness exclude (i) intercompany indebtedness, (ii) guarantees of affiliate debt and (iii) mortgage-backed and asset-backed notes, which are non-recourse to us and our subsidiaries.
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

•	exposing us to the risk of increased interest rates as certain of our unhedged obligations are at a variable rate of interest;

•	limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;

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
In addition, we conduct a substantial part of our operations through our subsidiaries. Accordingly, repayment of our indebtedness is also dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness.
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
If our cash flows and capital resources are insufficient to fund our debt service and other obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service and other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations. We may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service and other obligations then due.
Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries are permitted to and may incur substantial additional debt in the future (including in connection with additional acquisitions), some of which may be secured, subject to the restrictions contained in our debt instruments. In addition, our 2013 Revolver provides for $125 million of borrowings, subject to customary borrowing conditions. Although the 2013 Secured Credit Facilities and the Senior Notes Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Any such indebtedness could increase our leverage and the risks we face from indebtedness. We may also be permitted to take a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness when due.
Our mortgage servicing business involves significant operational risks.
We have grown our mortgage servicing business rapidly over the past several years. Our mortgage servicing business involves complex record-keeping, the handling of millions of payments each month and a significant amount of consumer contact, all of which are subject to detailed, prescriptive regulation and client requirements, and performing these tasks in a compliant, timely and profitable manner involves significant operational risk. Other mortgage servicers have suffered operational deficiencies due to the operational risks associated with servicing mortgages and/or a rapid expansion. If we were to experience operational deficiencies this could adversely affect our results of operations and could also lead to potential violations of governmental regulations followed by enforcement penalties and fines.
We acquire rights to service mortgages on a regular basis. When we acquire the rights to service mortgages, particularly GSE mortgages, we may incur liability that is the result of errors or violations of law attributable to prior originators and servicers of such mortgages to the extent applicable law or our contractual arrangements expose us to such liability, which is normally the case absent additional contractual arrangements that are negotiated on a transaction by transaction basis. We typically seek and, in certain circumstances, obtain, contractual arrangements meant to minimize our exposure to such liabilities. Such contractual arrangements can take the form of, for example, liability bifurcation agreements pursuant to which such liabilities are not assumed by us, or an indemnification pursuant to which we are indemnified for such liabilities by the former owners of the MSRs. There is no assurance that any such indemnification, even if obtainable, enforceable and collectible, will be sufficient in amount, scope or duration to fully offset the possible liabilities arising from a particular acquisition. Furthermore, there is no assurance that any such indemnification will cover losses resulting from claims that may be asserted against us by a GSE with respect to errors or violations that occurred prior to a particular acquisition by us.
The owners of loans we service or sub-service may, under certain circumstances, transfer our servicing rights or sub-servicing or otherwise terminate our servicing rights or sub-servicing contracts.
Under the terms of our master servicing agreements (including any amendments and addendums thereto) with GSEs and other clients, our clients have the right to terminate us as the servicer of the loans we service on their behalf if we default pursuant to the terms and conditions of the applicable servicing agreement. In addition, under certain of our agreements, the servicing on some or all of the loans can be transferred by our client, either with or without cause, and in certain of these instances without the receipt by us of consideration for the transferred servicing rights. Our master servicing agreements with GSEs also require that we service in accordance with GSE servicing guidelines. Failure to comply with servicing standards and to maintain certain tangible net worth levels could result in termination of our agreements with GSEs. For example, under our mortgage selling and servicing contract (including the amendments and addendums thereto) with Fannie Mae, Fannie Mae has the ability to terminate such contract (i) without cause, subject to payment of an agreed-upon termination fee or (ii) with cause, in which case Fannie Mae would not be obligated to pay us a termination fee. Events that could allow Fannie Mae to terminate such contract for cause include, without limitation, a breach of the mortgage selling and servicing contract by us, our failure to comply with certain servicing guidelines, or a change in our financial status that, in Fannie Mae’s opinion, materially and adversely affects our ability to satisfactorily service mortgages.
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
In connection with our purchase of Fannie Mae MSRs from ResCap on January 31, 2013, we agreed to service the mortgage loans for which the MSRs were acquired in accordance with the servicing standards set forth in a Consent Judgment, the National Mortgage Settlement, filed on April 4, 2012 in a legal proceeding involving ResCap as a party. During initial testing of our adherence to these servicing standards in the calendar quarter ended December 31, 2013, we determined that we had exceeded threshold error rates for certain servicing metrics. We reported our findings to the Monitor, who was appointed under the Consent Judgment and charged with responsibility to determine whether the servicers subject to the NMS are complying with the standards and satisfying the requirements of the Consent Judgment. On May 14, 2014, the Monitor filed a report with the applicable court, stating that we had potential violations in respect of eight of the 28 metrics tested (including two relating to bankruptcy filings, two relating to pre-foreclosure matters, and one relating to each of the following: waived fees; vendor management; complaints; and loan modifications). We later submitted to the Monitor corrective action plans designed to address and cure the root causes of the failed metrics and to prevent future recurrences. Those plans were approved by the Monitor and retesting of the eight metrics took place in the calendar quarter ended September 30, 2014. In approving the corrective action plans, the Monitor reached the conclusion that three of our potential violations were widespread, and in accordance with the NMS procedures we submitted for the Monitor’s review remediation plans for all borrowers affected by the potential violations. The remediation plans were approved by the Monitor, implemented by us, and are subject to Monitor testing. On December 16, 2014, the Monitor filed a report with the applicable court, stating that we had passed all metrics tested in the calendar quarter ended March 31, 2014 and June 30, 2014. Although we are devoting considerable resources to ensuring that in subsequent testing periods we will be found to have met the NMS requirements, there is no assurance that our corrective action plans will be successful and that we will meet all other NMS requirements. In addition, if in the future we were to fail a servicing metric in two consecutive tests, we may be obligated to indemnify ResCap in the event ResCap is fined or penalized as a result of our conduct. In addition, one of our other clients requires us to follow most of these servicing standards when we sub-service loans for it, and we expect to sub-service such loans under the NMS standards at least until October 2015, when the term of the NMS Consent Judgment expires.
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which a borrower is not making payments, we are required under some of our mortgage servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for credit owners. In addition, we must pay property taxes, insurance premiums, legal expenses and make other protective advances on behalf of the borrower. We also advance funds to maintain, repair and market real estate properties on behalf of credit owners. Our obligation to make such advances may increase in connection with any future acquisitions of servicing portfolios. In certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed.
Servicing advances are generally recovered when a mortgage loan delinquency is resolved, the loan is repaid or refinanced, a liquidation occurs, or through the agency claim process. Regulatory actions that lengthen the foreclosure process may increase the amount of servicing advances we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred by us in connection with such advances. In certain circumstances we may be unable to collect reimbursement for advances if we do not seek reimbursement in a timely manner or have the proper documentation supporting the advance. A delay in our ability to collect advances could adversely affect our liquidity, and our inability to be reimbursed for advances would adversely affect our business, financial condition or results of operations.
Our failure to renew one or more of our advance financing facilities or warehouse facilities, or any loss of a material amount of borrowing capacity under such facilities, could have a material adverse effect on our business, financial condition, liquidity or results of operations.
We have several financing facilities that we depend upon to finance, on a short-term basis, certain of our servicer advances and residential loan origination activities. Each of these facilities is typically subject to renewal every year and contains provisions that in certain circumstances could prevent us from utilizing any unused capacity under such facility and/or that could accelerate our repayment of amounts outstanding under such facility. Only servicing advances and residential loans that meet certain eligibility requirements as defined in the relevant financing facility agreements are eligible to be financed using such facilities. One of our advance financing facilities requires us to maintain certain agreements with the GSEs, and if one or both of these GSE agreements were terminated it would limit or eliminate our ability to fund advances using this financing facility. In addition, amounts borrowed under our principal advance facility are due on a fixed date (unless extended), and we may be required to repay such amounts before we have been reimbursed for the related advances.
Our failure to renew one or more of these financing facilities on terms acceptable to us, the acceleration of amounts due under such facilities or our loss of a material amount of borrowing capacity under such facilities, could have a material adverse effect on our business, financial condition, liquidity or results of operations.
Our failure to maintain or grow our servicing business could have a material adverse effect on our business, financial position, results of operations and cash flows.
Our servicing portfolio is subject to "run-off," meaning that mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process. While we seek to replenish our servicing portfolio through the addition of sub-servicing contracts and through MSR originations and acquisitions, we cannot assure you that we will be successful in maintaining the size of our servicing portfolio.
Our ability to maintain or grow our servicing business depends, in part, on our ability to acquire servicing rights from third parties. This depends on many factors, including the willingness and ability of the current owners of servicing rights to transfer such servicing rights, and in most cases GSEs and/or government authorities granting consent for such transfers. In part because of consumer complaints about problems arising from servicing transfers, regulatory scrutiny over, and interference with, such transfers has increased. We do not have any control over the scope and/or timing of the current owners’ efforts to transfer servicing.
There is significant competition in the non-bank servicing sector for servicing rights made available for purchase, and the supply of such portfolios may decline as the opportunity created by the financial crisis ebbs. These and other factors could increase the prices we may need to pay for such portfolios or reduce sub-servicing margins, which could have a material adverse effect on our business, financial condition and results of operations. In determining the purchase price we are willing to pay for both servicing rights and sub-

servicing, management makes certain assumptions regarding various factors, many of which are beyond our control, including, among other things:

•	origination vintage and geography;

•	loan to value ratio;

•	stratification of FICO scores;

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	incentive and ancillary fee income; and

•	amounts of future servicing advances.
The methodology used to determine the purchase price we are willing to pay for both servicing rights and sub-servicing is highly complex and depends upon the reasonableness of management’s assumptions. As a result, we may not be successful in completing acquisitions on favorable terms or at all or we may overpay or not realize anticipated benefits of acquisitions in our business development pipeline.
Changes in prepayment rates on loans we service due to changes in interest rates, government mortgage programs or other factors could result in reduced earnings or losses.
Changes in prepayment rates on loans we service could result in reduced earnings or losses. Many factors beyond our control affect prepayment rates, including changes in interest rates and government mortgage programs. Many borrowers can prepay their mortgage loans through refinancings when mortgage rates decrease. Any increase in prepayments could reduce our servicing portfolio and have a significant impact on our servicing fee revenues, our expenses and on the valuation of our MSRs as follows:

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
Standard & Poor's, Moody's and Fitch rate us as a residential loan servicer. Our current ratings from the rating agencies are important to the conduct of our loan servicing business. These ratings may be downgraded in the future. Any such downgrade could adversely affect our business, financial condition or results of operations, as well as our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae and Freddie Mac. Certain of our servicing agreements require that we maintain specified servicer ratings. Our failure to maintain favorable or specified ratings may cause our termination as servicer and further impair our ability to consummate future servicing transactions, which could have an adverse effect on our business, financial condition or results of operations.

An increase in delinquency rates could have a material adverse effect on our business, financial position, results of operations and cash flows.
Delinquency rates can have a significant impact on our revenues and expenses and the value of our MSRs. For example, an increase in delinquencies may result in lower revenues because, for some GSE and other business, we may only collect servicing fees for performing loans. Additionally, while increased delinquencies may generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts. Delinquencies can also increase our liability for servicing advances, as we may be required to advance certain payments early in a delinquency which could impact our liquidity. An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers. If we acquire portfolios of MSRs, the price we pay will depend on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of MSRs we acquire could be diminished. If the estimated fair value of MSRs is reduced, we could suffer a loss, which would have a negative impact on our financial results and the benefits we would get from acquisitions of MSRs.
The enforcement of consent orders by certain federal banking agencies against the largest servicers related to foreclosure practices could impose additional compliance costs on our servicing business.
On April 13, 2011, the federal banking agencies overseeing certain aspects of the mortgage market entered into consent orders with 14 of the largest mortgage servicers in the United States regarding foreclosure practices. The enforcement actions require the servicers, among other things, to: (i) correct deficiencies in residential loan servicing and foreclosure practices; (ii) make significant modifications in practices for residential loan servicing and foreclosure processing, including communications with borrowers and limitations on dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (iii) ensure that foreclosures are not pursued once a residential loan has been approved for modification and to establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iv) establish robust oversight and controls pertaining to their third-party vendors, including outside legal counsel, that provide default management or foreclosure services.
On February 28, 2013, the consent orders for 13 of the 14 servicers were amended to memorialize an agreement that had been reached in January 2013 with the Office of the Comptroller of the Currency and the Federal Reserve Board to provide more than $9.3 billion in payments and other assistance to borrowers, including $3.6 billion in cash payments and $5.7 billion in other assistance such as loan modifications and forgiveness of deficiency judgments.
Although we are neither a direct party to these consent orders nor a banking organization, we have become subject to certain aspects of the consent orders to the extent: (i) we sub-service loans for the servicers that are parties to the consent orders; (ii) our clients require that we comply with certain aspects of the consent orders; or (iii) we otherwise find it prudent to comply with certain aspects of the consent orders. Further, certain laws, rules and regulations enacted or promulgated since the consent orders were entered into impose requirements on us that are similar to certain aspects of the consent orders. The settlement also adds requirements for loss mitigation programs, including restrictions on the imposition of force-placed lender insurance and other activities designed to keep borrowers in their homes. In addition, in connection with certain of our acquisitions, we agreed to certain monitoring of our servicing of these assets which is required under the consent orders. Changes to our servicing practices could increase compliance costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.
Lender-placed insurance is under increased scrutiny by regulators and, as a result of recent changes, income from commissions for the Green Tree insurance business has been reduced.
Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance to protect the collateral and passes on the premium to the borrower. Green Tree’s insurance agency has acted as an agent for this purpose, placing the insurance coverage with a third-party carrier for which the agency earns a commission.
Effective June 1, 2014, mortgage servicers and their affiliates may not receive commissions or other forms of compensation in connection with lender-placed insurance on GSE loans. Certain states have also imposed or proposed restrictions on the ability of mortgage servicers and their affiliates to receive commissions in connection with lender-placed insurance on mortgage loans relating to residential property located in the applicable state, and additional states may impose the same or similar restrictions in the future. Due to these and other recent regulatory developments surrounding lender-placed insurance policies, our sales commissions related to lender-placed insurance policies have decreased, and we could experience further restrictions on this business in the future.

We may be subject to liability for potential violations of predatory lending and/or servicing laws, which could adversely impact our results of operations, financial condition and business.
Various federal, state and local laws are designed to discourage predatory lending and servicing practices. HOEPA prohibits inclusion of certain provisions in residential loans that have mortgage rates, origination costs or prepayment penalties in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as "high cost" loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as a servicer or as an assignee or purchaser, in the case of acquired loans, to monetary penalties and could result in the borrowers rescinding the affected residential loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially and adversely impact our results of operations, financial condition and business.
The expiration of, or changes to, government mortgage modification, refinancing or other programs could adversely affect future revenues.
Under HAMP, HARP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any mortgage refinancing or modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. We participate in and have dedicated numerous resources to HAMP and HARP, benefiting from fees and from significant loan originations volumes. Changes in legislation or regulation regarding such programs that result in the modification of outstanding mortgage loans and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase the expense of our participation in such programs. We expect refinancing and modification volumes, revenues and margins to decline in 2015 as we believe peak HARP and HAMP refinancings and modifications already have occurred in 2013 and 2014. In addition, the HAMP and HARP programs are currently scheduled to terminate on December 31, 2015.
We cannot accurately predict the amount of incentive payments and ancillary fees we will earn on our servicing portfolio.
We earn incentive payments and ancillary fees in connection with servicing our residential loan portfolio. The amount of such payments and fees, and the timing of our receipt of such payments and fees, is dependent upon many factors, some of which are not in our control. For example, some of our servicing contracts contain periodic performance payments that are determined by formulas and/or are tied to the performance of our competitors. Inasmuch as we have little or no insight into the performance of our competitors, it is difficult, if not impossible in some instances, to predict with any certainty the amount of these incentive payments, if any. We also earn certain ancillary fees, such as, for example, late fees, the amount of which can vary significantly from period to period, in most instances due to circumstances over which we have no control. If certain of our assumptions relating to the amount of incentive payments or ancillary fees we expect to earn and collect in a given period prove to be materially inaccurate, or if regulators challenge the legitimacy of any of these fees, this could adversely affect our business, financial condition, liquidity and results of operations.
We may not be able to continue to grow our loan originations business, which could adversely affect our business, financial condition and results of operations.
Our mortgage originations business is conducted principally through our correspondent and retention channels, and we plan to develop our direct and retail channels significantly. Through our retention channel, we refinance or provide new loans to borrowers whose loans we service. The volume of originations in this channel has depended in large part upon the HARP program, which is scheduled to expire in 2015. As a result, we believe volumes in this channel may decline. Our correspondent channel grew significantly in 2014. We face intense competition and generally experience lower margins in this channel. We plan to expand our direct and retail channels in 2015, seeking to increase the volume of new purchase money mortgages we originate. While we intend to use sales lead aggregators, television and internet marketing to reach new borrowers, our retail originations channel may not succeed because of the referral-driven nature of our industry. The origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home buying process such as realtors and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our purchase money mortgage loan volume and, thus, our loan originations business. If we are unable to develop our retail and direct channels successfully this could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our mortgage originations business is highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Failure to maintain our relationships with each of Fannie Mae, Freddie Mac and Ginnie Mae could materially and adversely affect our business, financial position, results of operations and cash flows.
Our ability to generate revenues in our mortgage originations business is highly dependent on programs administered by Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guidelines and failure to meet such guidelines could result in the unilateral termination or suspension of our status as an approved seller/servicer.
During 2014, substantially all of our originated mortgage loans were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees. Our failure to maintain our relationship with Fannie Mae, Freddie Mac or Ginnie Mae could materially and adversely affect our business, financial position, results of operations and cash flows.
The FHFA is considering changes to guarantee fees that the GSEs charge lenders for guaranteeing the timely payment of principal and interest on their mortgage-backed securities. Since the conservatorships began, the FHFA has gradually increased such guarantee fees. For example, on December 9, 2013, the FHFA proposed an across-the-board 10 basis point increase, along with an increase in the risk-based loan level price adjustment that the GSEs require borrowers to pay, and the elimination of the 25 basis point "adverse market charge" for all but four states. However, on January 8, 2014, the FHFA (under new leadership) changed course and suspended implementation of those changes pending further review. Increases in guarantee fees or changes to their structure may generally raise lending costs and restrict the availability of credit, particularly to higher risk borrowers, and affect our ability to grow both our servicing and lending portfolios.
We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.
In deciding whether to extend credit or to enter into other transactions with borrowers and counterparties, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, correspondent lender, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our correspondent clients are generally obligated to repurchase any loans they have sold to us for which a misrepresentation has been made. We, however, may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.
We may be required to make indemnification payments relating to, and/or repurchase, mortgage loans we sold or securitized, or will sell or securitize, if our representations and warranties relating to these mortgage loans are inaccurate at the time the loan is sold or securitized, or under other circumstances.
We generally sell or securitize the loans that we originate to finance our future operations. Our contracts relating to mortgage loans we sell or securitize contain provisions that require us, under certain circumstances, to make indemnification payments relating to, and/or repurchase, such loans. Our indemnification and repurchase obligations vary contract by contract, but such contracts typically require us to either make an indemnification payment and/or repurchase a loan if, among other things:

•
our representations and warranties relating to the loan are materially inaccurate, including but not limited to representations concerning loan underwriting, regulatory compliance or property appraisals;

•	we fail to secure adequate mortgage insurance within a certain period after closing; or

•	the borrower fails to make certain initial loan payments due to the purchaser.
We believe that our maximum repurchase exposure under such contracts is the origination UPB of all mortgage loans we have sold or securitized. At December 31, 2014, we had sold or securitized mortgage loans with an origination UPB of $31.2 billion. To recognize the potential mortgage loan repurchase or indemnification losses, we have recorded a reserve of $11.0 million as of December 31, 2014. In 2014, we incurred losses of $0.8 million related to such indemnification and repurchase activity. Because we expect our mortgage loan originations to increase in the future, our indemnification and repurchase requests may also increase. Due, in part, to elevated mortgage payment delinquency rates and declining housing prices, originators have experienced, and may in the future continue to experience, an increase in loan repurchase and indemnification claims due to actual or alleged breaches of representations and warranties in connection with the sale or servicing of mortgage loans. The estimation of our loan repurchase and indemnification liability is subjective and based upon our projections of the future incidence of loan repurchase and indemnification claims, as well as loss severities. Given these trends, losses incurred in connection with such actual or projected loan repurchase and indemnification claims may be in excess of our estimates (including our estimate of liabilities we will assume in an acquisition and factor into our purchase price). As such, our reserve for indemnification and repurchase obligations may increase in the future. If we are required to make indemnification payments with respect to, and/or repurchase, mortgage loans that we originate and sell or securitize in amounts that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.
The FHFA has been proposing revisions to the GSE's standard representation and warranty framework, under which the GSEs require lenders to repurchase mortgage loans under certain circumstances. For example, in January 2013, the FHFA sought to relieve lenders of obligations to repurchase loans that had clean payment histories for 36 months. In May 2014, the FHFA and the GSEs announced additional clarifications. While those representation and warranty efforts appear intended to provide additional clarity to lenders regarding the GSEs' repurchase criteria and to reverse the restriction on lending, it is unclear what the result of the FHFA's efforts in this regard will be and how that will affect our business.
We originate, securitize and service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
We originate, securitize and service reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. A reverse mortgage (e.g., a HECM) is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. We depend on our ability to securitize reverse mortgages, subsequent draws, mortgage insurance premiums and servicing fees, and would be adversely affected if our ability to access the securitization market were to be limited. Defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums, or fail to meet occupancy requirements. An increase in foreclosure rates may increase our cost of servicing. We may become subject to negative publicity in the event that defaults on reverse mortgages lead to foreclosures or even evictions of senior homeowners.
As a reverse mortgage servicer, we are responsible for funding any payments due to borrowers in a timely manner, remitting to credit owners interest accrued, paying for interest shortfalls, and funding advances such as taxes and home insurance premiums. During any period in which a borrower is not making required real estate tax and property insurance premium payments, we may be required under servicing agreements to advance our own funds to pay property taxes, insurance premiums, legal expenses and other protective advances. We also may be required to advance funds to maintain, repair and market real estate properties. In certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could adversely affect our business, financial condition or results of operations. Advances are typically recovered upon weekly or monthly reimbursement or from securitization in the market. We could receive requests for advances in excess of amounts we are able to fund, which could materially and adversely affect our liquidity. All of the above factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.
Material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs operated by FHA, HUD or Ginnie Mae, or a loss of our approved status under such programs, could adversely affect our reverse mortgage segment.
The reverse mortgage industry is largely dependent upon the FHA, HUD and government entities like Ginnie Mae. There can be no guarantee that any or all of these entities will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. The principal reverse mortgage loan product we originate is the HECM, an FHA-insured loan that must comply with the FHA and other regulatory requirements. The FHA regulations governing the HECM product have changed from time to time. For example, the FHA, on January 30, 2013, consolidated its standard fixed-rate reverse mortgage program with its fixed-rate saver program, which limits the amounts borrowers can draw. On September 3, 2013, the FHA announced changes to the HECM program, pursuant to authority under the Reverse Mortgage Stabilization Act, signed into law on August 9, 2013. The changes impact initial mortgage insurance premiums and principal limit factors, impose restrictions on the amount of funds that senior borrowers may draw down at closing and during the first 12 months after closing, and will require a financial assessment for all HECM borrowers to ensure that they have the capacity and willingness to meet their financial obligations and the terms of the reverse mortgage. In addition, the changes require borrowers to set aside a portion of the loan proceeds they receive at closing (or withhold a portion of monthly loan disbursements) for the payment of property taxes and homeowners insurance based on the results of the financial assessment. With the exception of new financial assessment requirements and funding requirements for the payment of property charges (which are scheduled to become effective in 2015), the new HECM requirements became effective on September 30, 2013. The FHA also amended or clarified requirements related to HECMs through a series of issuances in 2014, including three Mortgagee Letters issued in June 2014. The new requirements relate to advertising, restrictions on loan provisions, limitations on payment methods, new underwriting requirements, revised principal limits, revised financial assessment and property charge requirements and the treatment of non-borrowing spouses. These changes adversely affected the volumes and margins of new reverse mortgage originations in 2014. It is unclear how the new financial assessment requirements scheduled to take effect in 2015 will impact our reverse mortgage business.
In addition, our status as an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer and servicer is subject to compliance with FHA’s and Ginnie Mae’s respective regulations, guides, handbooks, mortgagee letters and all participants’ memoranda. If a Ginnie Mae issuer defaults under its program obligations to Ginnie Mae, Ginnie Mae has a right to terminate the approved status of the issuer, seize the mortgage servicing rights of such issuer without compensation (which includes the right to be reimbursed for outstanding advances from the FHA), demand indemnification for its losses, and impose administrative sanctions, which may include civil money penalties. Each subsidiary of the Company that is a Ginnie Mae issuer has also entered into a cross default agreement with Ginnie Mae which provides that, upon the default by a subsidiary under an applicable Ginnie Mae program agreement, Ginnie Mae will have the right to (i) declare a default on all other pools and loan packages of that subsidiary and all pools and loan packages of any affiliated Ginnie Mae issuer that executed the cross default agreement and (ii) exercise any other remedies available under applicable law against each of the affiliated Ginnie Mae issuers.
Any discontinuation of, or significant reduction or material change in, the operation of the FHA, HUD or government entities like Ginnie Mae, or the loss of our approved non-supervised FHA mortgagee or Ginnie Mae issuer or servicer status, could have a material adverse effect on our overall business and our financial position, results of operations and cash flows.
If our estimated liability with respect to interest curtailment obligations arising out of servicing errors by RMS is inaccurate, or additional errors are found, and we are required to record additional material amounts, there may be an adverse impact on our results of operations or financial condition.
Subsequent to the completion of the acquisition of RMS, we discovered a failure to record certain estimated liabilities to credit owners relating to servicing errors by RMS. FHA regulations provide that servicers must meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible for making the credit owner whole for any interest curtailment due to not meeting the required event-specific timeframes. On September 24, 2013, as a result of these matters, restatements of certain previously filed historical financial information of RMS were filed. As of December 31, 2014, the Company had a curtailment obligation liability of $60.8 million related to the foregoing which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheet. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. The Company has potential estimated maximum financial statement exposure for an additional $157.0 million related to similar claims, which are reasonably possible, but which the Company believes are primarily the responsibility of third parties (e.g., prior servicers and/or credit owners). The Company’s potential exposure to a substantial portion of this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. In addition, we cannot assure you that we will not discover additional errors, that this will not recur in the future, that future financial reports will not contain material misstatements or omissions, or that future restatements will not be required. To the extent we are required to record additional amounts as liabilities, there may be an adverse impact on our results of operations or financial condition.
See Item 3. "Legal Proceedings" for additional information.
If the market for HECM loans and other reverse mortgages does not continue to develop as we anticipate, our business, liquidity, financial condition and results of operations may be materially adversely affected.
The growth of our business depends, in part, on the growth in the demand we anticipate for HECM loans and other reverse mortgages. We expect the demand for reverse mortgages to increase significantly as more potential borrowers reach 62 years of age with limited retirement savings. If the growth in demand for reverse mortgages is not as significant as we anticipate or does not occur as rapidly as we expect as a result of regulatory changes or other factors which we cannot predict, our business, liquidity, financial condition and results of operations may be materially adversely affected.
We may be unable to fund our HECM repurchase obligations, and/or face delays in our ability to make such repurchases, or we may be unable to assign repurchased HECM loans to the FHA, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.
We issue HMBS collateralized by HECM loans we originate. Under the Ginnie Mae HMBS program, we are required to repurchase a HECM loan from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount. There can be no assurance that we will have access to the funding necessary to satisfy our repurchase obligations, particularly if our actual repurchase obligations materially exceed our estimated repurchase obligations.
When we repurchase a HECM loan from a HMBS pool, we assign the repurchased HECM loan to the FHA and receive reimbursement if the HECM loan is not in default. If the HECM loan is in default (e.g., if the borrower has failed to pay real estate taxes or property insurance premiums), the FHA will not accept the loan for assignment and we must continue to hold and service the loan, which exposes us to a risk of loss of principal. Foreclosure of a HECM loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed HECM loan.
When we securitize HECM loans into HMBS, we are required to covenant and warrant to Ginnie Mae, among other things, that the HECM loans related to each participation included in the HMBS are eligible under the requirements of the National Housing Act and the Ginnie Mae Mortgage-Backed Securities Guide, and that we will take all actions necessary to continue to ensure the HECM loans continued eligibility. The Ginnie Mae HMBS program requires that we repurchase the participation related to any HECM loan that does not meet the requirements of the Ginnie Mae Mortgage-Backed Securities Guide. Significant repurchase requirements could materially adversely affect our business, financial condition, liquidity and results of operations.
If we are unable to fund our HECM repurchase obligations, or face delays in our ability to make such repurchases, or are unable, to assign repurchased HECM loans to the FHA, our business, liquidity, financial condition and results of operations could be materially adversely affected.
We may suffer operating losses as a result of not being fully reimbursed for certain costs and interest expenses on our HECM loans, or if we fail to originate or service loans in conformity with FHA’s guidelines.
The FHA will reimburse us for most HECM loan losses incurred by us, up to the maximum claim amount, if, upon disposition of the collateral a deficit exists between the value of the collateral and the loan balance. However, there are certain costs and expenses that the FHA will not reimburse. Additionally, the FHA pays the FHA debenture rate instead of the loan interest rate from the date the loan becomes due and payable to the date of disposition of the property or final appraisal. In the event the pass through rate we are required to pay to an HMBS investor exceeds the FHA debenture rate, we will suffer an interest rate loss.
Additionally, if we fail to service HECM loans in conformity with FHA’s guidelines, we could lose our right to service the portfolio or be subject to financial penalties that could affect our ability to receive loss claims or result in the curtailment of FHA debenture rate reimbursement. The FHA may also at its discretion request indemnification from a lender on a possible loss on a HECM loan if it determines that the loan was not originated or serviced in conformity with its rules or regulations.
If we are unable to fund our tail commitments or securitize our HECM loans (including tails), this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We originate HECM loans with the intention of securitizing them, and we expect to securitize principal additions to a borrower’s HECM loan balance (for mortgage insurance premiums, servicing fees, interest, and borrower draws on lines-of-credit), which we refer to collectively as “tails.” We currently fund tails on a short-term basis with cash flows from operations until such tails are securitized. As of December 31, 2014, our unfunded tail commitment was $1.1 billion. If our operating cash flows are insufficient to fund our tail commitments and we are unable to obtain one or more alternative sources of funding for such commitments, or we are unable to securitize our HECM loans (including future tails), this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Our common stock price may experience substantial volatility which may affect your ability to sell our common stock at an advantageous price.
The market price of our common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated between $15.94 per share and $35.97 per share during 2014 and may continue to fluctuate. The volatility may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to reduced liquidity resulting from industry and regulatory matters, highly concentrated ownership of our common stock, acquisitions, dispositions or other material public announcements, along with a variety of additional factors including, without limitation, those set forth under these “Risk Factors.”
Our debt agreements contain covenants that restrict our operations and may inhibit flexibility in operating our business and increasing revenues.
Our 2013 Secured Credit Facilities and the Senior Notes Indenture contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries' ability to, among other things:

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
We may also use warehouse facilities, structured financing arrangements, securitizations and other forms of term debt, in addition to transaction or asset-specific financing arrangements, to finance investment purchases. Such financing facilities may contain restrictions, covenants, and representations and warranties that, among other conditions, require us to satisfy specified financial and asset quality tests and may restrict our ability to, among other actions, incur or guarantee additional debt, make certain investments or acquisitions, make distributions on or repurchase or redeem capital stock, engage in mergers or consolidations, grant liens or such other conditions as the lenders may require. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare any and all amounts outstanding under the agreements immediately due and payable, enforce their respective interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings. Many of our financing agreements contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default.
A downgrade in our credit ratings could negatively affect our cost of, and ability to access, capital.
Our ability to obtain adequate and cost effective financing depends in part on our credit ratings. A negative change in our ratings outlook or any downgrade in our current credit ratings by the rating agencies that provide such ratings could adversely affect our cost of borrowing and/or access to sources of liquidity and capital. Such a downgrade could adversely affect our access to the public and private credit markets and increase the costs of borrowing under available credit lines, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Changes in interest rates are also a key driver of the performance of our mortgage servicing business as the values of our MSRs are highly sensitive to changes in interest rates. Historically, the value of our MSRs has increased when interest rates rise, as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline, as lower interest rates lead to increased prepayment rates. As a result, substantial volatility in interest rates materially affects our mortgage servicing business, as well as our consolidated financial position, results of operations and cash flows.
Failure to hedge effectively against interest rate changes may adversely affect results of operations.
The Company has from time to time used various derivative financial instruments to provide a level of protection against interest rate risks. In the future we may seek to manage our exposure to interest rate changes by using interest rate hedging agreements, such as interest swaps and options. The nature and timing of hedging transactions may influence the effectiveness of a given hedging strategy, and no hedging strategy is consistently effective. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available at all, or at favorable terms, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition or results of operations. Additional risks related to hedging include:

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
The financial services industry as a whole is characterized by rapidly changing technologies. System disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion (e.g., cyber-attack), computer viruses and disabling devices, natural disasters and other similar events, may interrupt or delay our ability to provide services to our borrowers. Security breaches, acts of vandalism and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we use to protect our borrowers' personal information and transaction data. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third party liability, and this could adversely affect our business, financial condition or results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cybersecurity" for additional information relating to cybersecurity.
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
Any failure of our internal security measures or those of our vendors, or breach of our privacy protections, could cause harm to our reputation and subject us to liability.
In the ordinary course of our business, we receive and store certain confidential nonpublic information concerning borrowers including names, addresses, social security numbers and other confidential information. Additionally, we enter into third party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. Breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our systems or our clients' or counterparties' confidential information, including employees and customers, as well as hackers, and through electronic, physical or other means. If such a compromise or breach of our security measures or those of our vendors occurs, and confidential information is misappropriated, it could cause interruptions in our operations and/or expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation. Significant damage to our reputation or the reputation of our clients could negatively impact our ability to attract or retain clients. Any of the foregoing risks could adversely affect our business, financial condition or results of operations.
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

Our vendor relationships subject us to a variety of risks.
We have vendors that, among other things, provide us with financial, technology and other services to support our businesses. With respect to vendors engaged to perform activities required by servicing or originations criteria or regulatory requirements, we are required to take responsibility for assessing compliance with the applicable servicing or originations criteria or regulatory requirements for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing or originations criteria or regulatory requirements applicable to the vendor. In the event that a vendor’s activities do not comply with the servicing or originations criteria or regulatory requirements, it could negatively impact our business. In addition, if our current vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.
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
The industry in which we operate is highly competitive, and, to the extent we fail to meet these competitive challenges or otherwise do not achieve our strategic initiatives, it could have a material adverse effect on our business, financial position, results of operations or cash flows.
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, and typically have access to greater financial resources and lower funding costs. All of these factors place us at a competitive disadvantage. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Competition to service mortgage loans may result in lower margins. Because of the relatively limited number of servicing customers, our failure to meet the expectations of any one of such customers could materially impact our business. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition or results of operations.
From time to time we announce various strategic initiatives for our business, including without limitation initiatives relating to acquisitions and dispositions of mortgage servicing rights and other assets, balance sheet assessment and optimization, developing and growing certain portions of our business, the use of capital partners, cost savings and operational efficiencies, and other matters. Our ability to achieve such initiatives is dependent upon numerous factors, many of which are not in our control. If we fail to achieve some or all of our strategic initiatives this could have a material adverse affect on our business, financial condition, liquidity and results of operations.
We may not realize all of the anticipated benefits of past, pending or potential future acquisitions or joint venture investments, which could adversely affect our business, financial condition and results of operations.
We periodically explore opportunities to grow our business through the acquisition of MSRs and other businesses and assets. Our ability to realize the anticipated benefits of past, pending or potential future acquisitions will depend, in part, on our ability to integrate these acquisitions into our business and is subject to certain risks, including:

•	our ability to successfully combine the acquired businesses with ours;

•	whether the combined businesses will perform as expected;

•	the possibility that we inappropriately value assets or businesses we acquire, that we pay more than the value we will derive from the acquisitions, or that the value declines after the acquisition;

•	the reduction of our cash available for operations and other uses;

•	the disruption to our operations inherent in making numerous acquisitions over a relatively short period of time;

•	the disruption to the ongoing operations at the acquired businesses;

•	the incurrence of significant indebtedness to finance our acquisitions;

•	the assumption of certain known and unknown liabilities of the acquired businesses;

•	uncoordinated market functions;

•	unanticipated issues and delays in integrating the acquired business or any information, communications or other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	unanticipated liabilities associated with the acquired business, assets or joint venture;

•	additional costs or capital requirements beyond forecasted amounts;

•	delays in the completion of acquisitions, including due to delays in or the failure to obtain approvals from governmental or regulatory entities;

•
lack of expected synergies, failure to realize the anticipated benefits we expect to realize from the acquisition or joint venture, or failure of the assets or businesses we acquire to perform at levels meeting our expectations;

•	not retaining key employees; and

•	the diversion of management's attention from ongoing business concerns.
These risks are increased by the fact that we have acquired several disparate businesses, located across the country, in a relatively short period of time. If we are not able to successfully combine the acquired businesses and assets with ours within the anticipated time frame, or at all, the anticipated benefits of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected, the combined businesses and assets may not perform as expected, and the value of our common stock may be adversely affected.
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
We cannot assure you that future acquisitions or joint ventures will not adversely affect our results of operations and financial condition, or that we will realize all of the anticipated benefits of any future acquisitions or joint ventures.
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
Impairment charges relating to our goodwill or other intangible assets could adversely affect our financial performance.
As of December 31, 2014, we had $575 million of goodwill and $104 million of other intangible assets. We evaluate goodwill for impairment at the reporting unit level as of October 1 of each year, or whenever events or circumstances indicate potential impairment.   A significant decline in our reporting unit performance, increases in equity capital requirements, increases in the estimated cost of debt or equity, a significant adverse change in the business climate or a sustained decline in the price of our common stock may necessitate our taking charges in the future related to the impairment of our goodwill.  We incurred an $82.3 million impairment charge during 2014 as a result of a goodwill evaluation performed in the second quarter of 2014. The evaluation indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill was less than its carrying value, therefore requiring the impairment charge. If we determine that our goodwill or another intangible asset is impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and operating results.
If we do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results, which may materially adversely affect our business and financial condition.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors issue their own opinion on our internal controls over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
It is possible that material weaknesses and/or control deficiencies could be identified by our management or by our independent auditing firm in the future, or may occur without being identified. The existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate such weakness or deficiency and management may not be able to remediate the same in a timely manner. Any such weakness or deficiency, even if remediated quickly, could result in regulatory scrutiny, cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness, materially affect the market price and trading liquidity of our debt instruments, reduce the market value of our common stock and otherwise materially adversely affect our business and financial condition.
Our business could suffer if we fail to attract and retain our senior managers and a highly skilled workforce.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan servicers, debt default specialists, loan officers and underwriters. Trained and experienced personnel are in high demand and may be in short supply in some areas. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition and results of operations.
The experience of our senior managers is a valuable asset to us. Our management team has significant experience in the residential loans originations and servicing industry. The loss of the services of our senior managers could adversely affect our business.
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
Mr. Dixon, our Vice Chairman and Chief Investment Officer, also serves as Chief Executive Officer, Chief Investment Officer and a member of the board of directors of WCO. Mr. Dixon may have conflicts between his duties to us and our subsidiaries and his duties to WCO. Mr. Dixon also owns shares of us but not WCO, which could create the perception of additional conflicts of interest regarding investment decisions for WCO and us. The management team of WCO is comprised of persons that are also officers and/or employees of Walter and its subsidiaries, and such persons may have conflicts between their duties to us and our subsidiaries and their duties to WCO. Mr. O'Brien, our Chairman and Chief Executive Officer, served on the board of directors of WCO until his voluntary resignation from such board, effective December 31, 2014. We have attempted to address these potential conflicts through our internal compliance policies and procedures, our allocation policy and the agreements we negotiated with WCO, although no assurance can be given that conflicts will not nevertheless arise.
Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. It is possible that potential or perceived conflicts could give rise to disagreements with WCO or regulatory enforcement actions as a result of GTIM’s obligations as the investment advisor to WCO. Conflicts of interest may also exist or develop regarding various matters, including decisions about the allocation of specific investment opportunities between us on the one hand and WCO on the other, in situations involving sales of assets by us to WCO, and in situations where we may seek to service mortgage assets held by WCO. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, hamper our ability to raise additional funds, discourage counterparties to do business with us, and damage our investment in WCO and could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Risks Related to Our Organization and Structure
Certain provisions of Maryland law could inhibit a change in our control.
Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the "business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special appraisal rights and supermajority stockholder voting requirements on these combinations. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the Board of Directors of a corporation prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person, provided that the business combination is first approved by our Board of Directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our Board of Directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and may increase the difficulty of consummating any offer.
The "control share" provisions of the MGCL provide that "control shares" of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in the election of directors) acquired in a "control share acquisition" (defined as the acquisition of issued and outstanding "control shares," subject to certain exceptions) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our employees who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares of stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
The "unsolicited takeover" provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions if we have a class of equity securities registered under the Exchange Act and at least three independent directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then current market price.
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
Our charter authorizes our Board of Directors to issue one or more classes or series of preferred stock and set the terms of the preferred stock without seeking any further approval from our stockholders. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, liquidation rights, or voting rights. If we issue preferred stock, it may adversely affect the market price of our common stock, decrease the amount of earnings and assets available for distribution to holders of our common stock or adversely affect the rights and powers, including voting rights, of the holders of our common stock.
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
Risks Related to Our Relationship with Walter Energy
We may have substantial additional liability for U.S. federal income tax allegedly owed by Walter Energy or otherwise under the Tax Separation Agreement with Walter Energy.
The Company’s business was established in 1958 as the Financing business of Walter Energy, which decided in 2008 to spin off its Financing business via a newly created subsidiary, Walter Investment Management, LLC, or WIM. As such, the Company was part of the Walter Energy consolidated group prior to the spin-off from Walter Energy on April 17, 2009 and subsequent merger with Hanover. Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. However, in connection with the spin-off from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement, dated April 17, 2009, pursuant to which Walter Energy retains any liability for adjustments to the U.S. federal income or state combined income taxes of the consolidated group for such years that the Company was a member of the consolidated group (including any interest or penalties applicable thereto) resulting from an audit or other settlement or compromise with any taxing authority, subject to limited exceptions. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts. These amounts may include, according to Walter Energy’s public filing on Form 10-Q for the quarter ended September 30, 2014, those relating to the following:

•
the IRS has filed a "proof of claim" for a substantial amount of taxes, interest, and penalties with respect to fiscal years ended August 31, 1983 through May 31, 1994. The public filing goes on to disclose that issues have been litigated in bankruptcy court and that an opinion was issued by the court in June 2010 as to the remaining disputed issues. The filing further states that the amounts initially asserted by the IRS do not reflect the subsequent resolution of various issues through settlements or concessions by the parties. Walter Energy believes that any financial exposure with respect to those issues that have not been resolved or settled by the proof of claim is limited to interest and possible penalties and the amount of tax assessed has been offset by tax reductions in future years. All of the issues in the proof of claim, which have not been settled or conceded, have been litigated before the Bankruptcy Court and are subject to appeal, but only at the conclusion of the entire adversary proceedings;

•
the IRS completed its audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2005 and December 31, 2006 through December 31, 2008. The IRS issued 30-Day Letters to Walter Energy proposing changes to tax for these tax years which Walter Energy has protested. Walter Energy's filing states that, as of September 30, 2014, the IRS Appeals Office has returned these tax periods to IRS Examination Division to be placed into suspense pending resolution of the above-referenced tax periods. The disputed issues in these audit periods are similar to the issues remaining in the above-referenced dispute; and

•
Walter Energy reports that the IRS is conducting an audit of Walter Energy’s tax returns filed for 2009 through 2012. Since examination is ongoing, Walter Energy cannot estimate the amount of any resulting tax deficiency or overpayment, if any.

The Tax Separation Agreement provides that Walter Energy has sole and exclusive responsibility for the preparation and filing of consolidated federal income and consolidated or combined state and local tax returns (or amended returns), and has the power, in its sole discretion, to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of the Company related to any such combined, consolidated or unitary (as applicable) federal, state or local tax return. This arrangement may result in conflicts of interests between us and Walter Energy. As stated above, to the extent that Walter Energy is unable to pay taxes, if any, attributable to the spin-off and for which it is responsible under the Tax Separation Agreement, we could be liable for those taxes as a result of WIM being a member of the Walter Energy consolidated group for the year in which the spin-off occurred.
In addition, the Tax Separation Agreement allocates to us specified tax risks associated with our spin-off and the merger with Hanover, and imposes other obligations that may affect our business. The Tax Separation Agreement provides generally that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Code, as intended, certain distribution taxes which are the result of the acts or omissions of Walter Energy or its affiliates will be the responsibility of Walter Energy. However, should certain distribution taxes result from the acts or omissions of the Company or its affiliates, such distribution taxes will be the responsibility of the Company. The Tax Separation Agreement goes on to provide that Walter Energy and the Company will be jointly liable, pursuant to a designated allocation formula, for certain distribution taxes that are not specifically allocated to Walter Energy or the Company. The Tax Separation Agreement also provides for payments from Walter Energy in the event that an additional taxable dividend is required to cure a REIT disqualification from the determination of a shortfall in the distribution of non-REIT earnings and profits made immediately following the spin-off. Moreover, the Tax Separation Agreement obligates us to take certain tax positions that are consistent with those taken historically by Walter Energy. In the event we do not take such positions, we could be liable to Walter Energy to the extent our failure to do so results in an increased tax liability or the reduction of any tax asset of Walter Energy.
We cannot currently estimate our reasonably possible losses arising under or relating to the Tax Separation Agreement, and we therefore cannot provide any assurance that such losses, if any, will not have a material adverse effect on our business, financial condition, liquidity and/or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our executive offices and principal administrative offices are located in Tampa, Florida in a 25,000 square foot leased facility and in Saint Paul, Minnesota in two leased facilities totaling 384,000 square feet, all of which are leased under long term leases. Our Tampa office accommodates our Other segment and a portion of our Servicing, ARM, and Insurance segments reside at our Saint Paul location. Administrative and corporate operations conducted at our Tampa and Saint Paul location are likewise recorded within our Other segment. Additionally our Servicing, ARM and Insurance segments have centralized servicing operations located in Tempe, Arizona; Rapid City, South Dakota; Fort Worth, Texas; Irving, Texas; and Jacksonville, Florida in leased office spaces ranging between 7,600 and 119,000 square feet. Our Reverse Mortgage segment operations centers lease office space ranging from 19,000 to 34,000 square feet in Tempe, Arizona; San Diego, California; Spring, Texas; and Charlotte, North Carolina. Our Originations segment is housed in 232,000 square feet of leased office space in Fort Washington, Pennsylvania. In addition, our field servicing and regional operations lease approximately 170 smaller offices located throughout the U.S. Our lease agreements have terms that expire through 2023, exclusive of renewal option periods. We believe that our leased facilities are adequate for our current requirements, although growth in our business may require us to lease additional facilities or modify existing leases.
ITEM 3. LEGAL PROCEEDINGS
The Company is, and expects that, from time to time, it will continue to become, involved in litigation, arbitration, examinations, inquiries, investigations and claims, which may include, among other things, examinations, inquiries and investigations by various governmental and regulatory agencies, including but not limited to the Securities and Exchange Commission, Department of Justice, IRS, state attorney generals, HUD, the FTC, and the CFPB. These may include, among other things, examinations, inquiries and investigations into, and purported class actions and other legal proceedings challenging whether, certain of the Company's residential loan servicing and originations practices and other aspects of its business comply with applicable laws and regulatory requirements. These also include, among other things, examinations, inquiries and investigations by various governmental and regulatory agencies and putative class action claims concerning "force-placed insurance", private mortgage insurance, the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, the Fair Credit Reporting Act, TILA, RESPA, the Equal Credit Opportunity Act, and other federal and state laws and statutes. In addition, from time to time, the Company has received and may in the future receive subpoenas and other information requests from federal and state governmental and regulatory agencies that are examining or investigating the Company.
The outcome of all of the Company's legal proceedings is uncertain, and it is possible that adverse results in such proceedings (which could include restitution, penalties, punitive damages and injunctive relief affecting the Company's business practices) and the terms of any settlements of such proceedings could have a material adverse effect on the Company's reputation, business, prospects, results of operations, liquidity or financial condition. In addition, governmental and regulatory agency examinations, inquiries and investigations may result in the commencement of lawsuits against us or our personnel. The Company cannot predict whether or how any legal proceeding will affect the Company's business relationship with actual or potential customers, the Company's creditors, rating agencies and others. In addition, cooperating in, defending and resolving these legal proceedings may consume significant amounts of management time and attention and could cause the Company to incur substantial legal, consulting and other expenses and to change the Company's business practices, even in cases where there is no determination that the Company's conduct failed to meet applicable legal or regulatory requirements.
For a description of certain legal proceedings, please see Note 29 to the Notes to Consolidated Financial Statements included in Item 8 of this report, which is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NYSE under the symbol "WAC". As of February 20, 2015, there were 136 record holders of our common stock.
The following table sets forth the high and low sales prices for our common stock. There were no cash dividends declared on our common stock for the periods indicated.

	Stock Prices
	High	Low
2014
First Quarter ended March 31	$35.97	$24.11
Second Quarter ended June 30	30.78	24.00
Third Quarter ended September 30	30.24	21.41
Fourth Quarter ended December 31	23.47	15.94

2013
First Quarter ended March 31	$49.99	$31.02
Second Quarter ended June 30	41.11	31.43
Third Quarter ended September 30	45.12	31.30
Fourth Quarter ended December 31	41.67	32.31
We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operations and expansion or debt repayment, among other things. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our 2013 Credit Agreement and Senior Notes Indenture. These restrictions on dividends are described in greater detail in the Liquidity and Capital Resources section under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Refer to Note 25 in the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information regarding dividend restrictions.

Shareholder Return Performance Chart
The following graph shows a five-year comparison of the cumulative total shareholder return on our common stock with the cumulative total returns of the Russell 2000 Index and the S&P SmallCap 600 Financial Index. The graph assumes that $100 was invested on December 31, 2009 and that all dividends and distributions were reinvested. The comparisons in the chart are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Investment
$400
$350
$300
$250
$200
$150
$100
$50

	2009	2010	2011	2012	2013	2014
Walter Investment	$100.00	$140.68	$162.41	$340.65	$280.00	$130.73
Russell 2000 Index	$100.00	$125.31	$118.47	$135.81	$186.07	$192.63
S&P SmallCap 600 Financials	$100.00	$121.43	$123.78	$145.46	$191.68	$207.56

The foregoing performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of the Company. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements included in Item 8 of this report. Our business has changed substantially during the past several years. As a result of the acquisition of Green Tree and no longer qualifying as a REIT in 2011; the acquisitions of RMS and S1L in 2012; the acquisition of the ResCap capital markets and national originations platforms in 2013 and bulk servicing portfolio acquisitions in 2013 and 2014, our historical annual consolidated financial results presented herein are not necessarily indicative of the results that may be expected for any future period. Refer to Note 3 of the Notes to Consolidated Financial Statements included in Item 8 for additional information on business combinations and asset acquisitions and the Liquidity and Capital Resources section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of our financing transactions. We made certain reclassifications to prior year balances to conform to the current year presentation.

	For the Years Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010
	(in thousands except per share data)
Revenues	$1,487,153	$1,802,499	$623,807	$373,851	$180,494
Expenses	1,625,029	1,383,253	617,900	381,123	146,830
Other gains (losses)	18,536	(6,428)	(41,358)	1,139	4,681
Income (loss) before income taxes	(119,340)	412,818	(35,451)	(6,133)	38,345
Income tax expense (benefit)	(9,012)	159,351	(13,317)	60,264	1,277
Net income (loss)	$(110,328)	$253,467	$(22,134)	$(66,397)	$37,068

Basic earnings (loss) per common and common equivalent share	$(2.93)	6.75	(0.73)	(2.41)	1.38
Diluted earnings (loss) per common and common equivalent share	(2.93)	6.63	(0.73)	(2.41)	1.38
Total dividends declared per common and common equivalent share	—	—	—	0.22	2.00

	At December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010
Total assets	$18,991,977	$17,387,529	$10,978,177	$4,113,542	$1,895,490
Residential loans at fair value	11,832,630	10,341,375	6,710,211	672,714	—
Servicing rights, net	1,730,216	1,304,900	242,712	250,329	—
Servicer and protective advances, net	1,761,082	1,381,434	173,047	140,690	10,440
Debt and other obligations:
Servicing advance liabilities	1,365,885	971,286	100,164	107,039	3,254
Warehouse borrowings	1,176,956	1,085,563	255,385	—	—
Excess servicing spread liability	66,311	—	—	—	—
Corporate debt	2,267,799	2,272,085	890,864	742,626	—
Mortgage-backed debt	1,751,459	1,887,862	2,072,728	2,224,754	1,281,555
HMBS related obligations	9,951,895	8,652,746	5,874,552	—	—
Total debt and other obligations	16,580,305	14,869,542	9,193,693	3,074,419	1,284,809
Total stockholders' equity	$1,076,659	$1,167,016	$894,928	$533,532	$555,488
__________

(1)
During 2014, we recorded $100.8 million in costs for legal and regulatory matters outside of normal course of business; $77.9 million in losses resulting from changes in valuation inputs and other assumptions used in the fair value of assets and liabilities carried at fair value; $75.7 million in a provision for uncollectible advances, and an $82.3 million goodwill impairment charge related to our Reverse Mortgage reporting unit. We recorded $36.8 million in asset management performance fees collected and earned by our Other non-reportable segment in connection with the asset management of a fund. We recorded $223.7 million in assets, mostly consisting of servicing rights and advances, in connection with the acquisition of the EverBank net assets and $319.8 million in servicing rights in connection with the acquisition of a pool of Fannie Mae MSRs.

(2)
During 2013, we recorded $137.7 million in gains resulting from changes in valuation inputs and other assumptions used in the fair value of assets and liabilities carried at fair value and $12.5 million of loss on extinguishment of debt in connection with the refinancing of our corporate debt. We recorded $491.4 million in assets, mostly consisting of servicing rights and advances, in connection with the acquisition of the ResCap net assets and $503.0 million in servicing rights in connection with the BOA asset purchase. Further, in connection with the BOA asset purchase, we disbursed $740.7 million in servicer and protective advances with funds from our servicing advance facilities.

(3)
During 2012, we recorded $48.6 million of losses on extinguishment of debt in connection with the repayment and termination of our 2011 Second Lien Term Loan and the refinancing of our 2011 First Lien Term Loan and $90 million revolver. We recorded $5.6 billion in assets, which mostly consists of residential loans, and assumed $5.3 billion in HMBS related obligations in connection with the acquisition of RMS, and recorded $128.4 million in total assets in connection with the acquisition of S1L.

(4)
During 2011, we recorded a $62.7 million charge to income tax expense for the impact of the loss of our REIT status and being taxed as a C corporation. The loss of our REIT status was the direct result of the acquisition of Green Tree and is retroactive to January 1, 2011. In addition, we recorded $2.2 billion in assets, which includes $729.2 million in residential loans, and $861.7 million in mortgage-backed debt in connection with the acquisition of Green Tree.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Item 8 of this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in Part I, Item 1A. "Risk Factors." Historical results and trends which might appear should not be taken as indicative of future operations, particularly in light of our recent acquisitions and regulatory developments discussed throughout this report. Refer to the Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 section located in the forepart in this report for a discussion regarding forward-looking statements.
Executive Summary
The Company
We are a diversified mortgage banking firm focused primarily on the servicing and origination of residential loans, including reverse loans. We service a wide array of loans across the credit spectrum for our own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. We originate residential loans that we predominantly sell to GSEs and government entities through our consumer and correspondent lending channels. In addition, we operate several other complementary businesses which include managing a portfolio of credit-challenged, non-conforming residential mortgage loans; an insurance agency serving borrowers and credit owners of our servicing portfolio; a post charge-off collection agency; and an asset management business through our SEC registered investment advisor. These supplemental businesses allow us to leverage our core servicing capabilities and consumer base to generate complementary revenue streams.
At December 31, 2014, we serviced 2.3 million residential loans with an unpaid principal balance of $256.1 billion making us one of the 10 largest residential loan servicers in the U.S according to Inside Mortgage Finance. Our originations business originated $18.5 billion in mortgage loan volume in 2014 ranking it in the top 20 originators nationally according to Inside Mortgage Finance. Our reverse mortgage business is a leading integrated franchise in the reverse mortgage sector and according to an industry source, was the top issuer of HMBS in 2014.
Our servicing portfolio significantly expanded throughout 2013 as a result of our servicing right acquisitions, the most significant of which were our $126.7 billion of servicing right acquisitions from ResCap and BOA in early 2013, and our other bulk and flow servicing right acquisitions, which contributed an additional $17.4 billion to our servicing portfolio. During 2014, we continued to grow our mortgage loan servicing portfolio with $37.3 billion of servicing right acquisitions from EverBank and an affiliate of a national bank, $16.0 billion in other servicing right acquisitions and $7.7 billion related to sub-servicing contracts.
The growth of our mortgage loan and reverse mortgage originations businesses has diversified our revenue base and offers various sources for replenishing and growing the Company's portfolio of servicing rights. In 2013, we ramped-up our mortgage loan originations business concurrent with the acquisition of the capital markets and originations platforms from ResCap and the correspondent lending business from Ally Bank. During 2013, we originated $15.9 billion of mortgage loans substantially all of which were added to our servicing portfolio. Of this amount, we added $5.9 billion to our servicing portfolio through our correspondent and wholesale lending channels. The majority of the remaining originations resulted from our recapture and retention activities associated with our existing servicing portfolio. Through our retention and recapture activities, we assist consumers in refinancing their loans which helps reduce runoff on our existing servicing portfolio. Similarly, during 2014 we originated $18.5 billion of mortgage loans of which $10.3 billion were added to our servicing portfolio through the correspondent and wholesale channels and the remaining additions resulting from recapture and retention activities.

Our reverse mortgage platform was launched in the fourth quarter of 2012 following the acquisitions of RMS and S1L. In 2013, our reverse mortgage business originated and purchased $2.9 billion in reverse mortgage volume and issued $2.9 billion in HMBS. In 2014, we originated and purchased $1.5 billion in reverse mortgage volume and issued $1.5 billion in HMBS.
We manage our Company in six reportable segments: Servicing, Originations, Reverse Mortgage, Assets Receivables Management, Insurance, and Loans and Residuals. A description of the business conducted by each of these segments is provided below:
Servicing — Our Servicing segment consists of operations that perform servicing for third-party credit owners of mortgage loans, as well as our own mortgage loan portfolio, on a fee-for-service basis.
Originations — Our Originations segment consists of operations that purchase and originate mortgage loans that are sold to third parties with servicing rights generally retained.

Reverse Mortgage — Our Reverse Mortgage segment consists of operations that purchase and originate HECMs that are securitized, but remain on the consolidated balance sheet as collateral for secured borrowings. This segment also performs servicing for third-party credit owners in reverse loans and provides other complementary services for the reverse mortgage market, such as real estate owned property management and disposition.
Asset Receivables Management — Our ARM segment performs collections of post charge-off deficiency balances for itself and on behalf of third-party securitization trusts and other asset owners.
Insurance — Our Insurance segment provides voluntary insurance for residential loan borrowers and lender-placed hazard insurance for borrowers and credit owners, as well as other ancillary products, through our insurance agency for a commission. Commissions are earned on lender-placed insurance only if permitted under applicable laws and regulations.
Loans and Residuals — Our Loans and Residuals segment consists of the assets and mortgage-backed debt of the Residual Trusts, an unencumbered mortgage loan portfolio and real estate owned.
Other — Our Other non-reportable segment primarily consists of the assets and liabilities of the Non-Residual Trusts, corporate debt and our asset management business, which we operate through GTIM.
Our profitability is dependent on our ability to generate revenue primarily from our servicing and originations businesses. Our Servicing segment revenue is impacted by the size and mix of our capitalized and sub-serviced portfolios and is generated through servicing of mortgage loans for clients and/or credit owners. Net servicing revenue and fees includes the change in fair value of servicing rights carried at fair value and the amortization of all other servicing rights. Our servicing fee income generation is influenced by the level and timing of purchases and sales of servicing rights. Our Originations segment revenue, which is primarily gains on sales of loans, is impacted by interest rates and the volume of loans locked as well as the margins earned in our various origination channels. Origination gains on sales of loans are impacted by interest rate conditions. Net gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by new origination reverse loan volume, draws on existing reverse loans and the fair value of reverse loans and HMBS. Our Loans and Residuals segment seeks to earn a spread from the interest income we earn on residential loans less the credit losses we incur on these loans and the interest expense we pay on the mortgage-backed debt issued to finance the loans. The net interest margin is significantly influenced by the overall size and mix of our loan portfolio and the cost of funding those assets. Insurance revenues include commissions earned by our insurance agency business and are largely impacted by the size of our servicing portfolio and applicable regulations. Other revenues include origination fees and asset management performance fees relating to asset management of a fund.
Our results of operations are also affected by expenses such as salaries and benefits, occupancy, legal and professional fees, other operating expenses, including the provision for uncollectible advances, and interest expense. In addition, during 2014, our expenses were impacted by a non-cash goodwill impairment charge for our Reverse Mortgage reporting unit of $82.3 million. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.
Financial Highlights
2014 Compared to 2013
Total revenues for 2014 were $1.5 billion, which represented a decline of $315.3 million, or 17%, as compared to 2013. The decrease in revenue reflects a $181.9 million decrease in net servicing revenue and fees, primarily driven by a $277.8 million decrease related to the change in fair value of servicing rights resulting from market-driven changes, partially offset by increased gross servicing revenue and fees of $143.0 million; a decrease of $136.8 million in net gains on sales of loans; and lower net fair value gains on reverse loans and related HMBS obligations of $10.4 million. Other revenues increased $37.3 million which reflects the impact of $36.8 million in performance fees earned by our investment management business which is included in our Other non-reportable segment. We incurred losses on our servicing rights carried at fair value primarily as a result of a declining interest rate environment which was partially offset by higher gross servicing fees due to growth in our servicing portfolio. We had lower net gains on sales of loans due primarily to a shift in volume from the higher margin consumer retention channel to the lower margin correspondent lending channel.
Total expenses for 2014 were $1.6 billion, which represented an increase of $241.8 million, or 17%, as compared to 2013. The increase in expenses was primarily driven by the growth in our servicing portfolio coupled with an increased provision for uncollectible advances and increased costs for legal and regulatory matters outside of normal course of business, and an $82.3 million goodwill impairment charge recorded by our Reverse Mortgage reporting unit. In addition, interest expense increased $30.4 million primarily resulting from increased average corporate debt outstanding and increased servicing advance liabilities.

Income tax expense (benefit) for 2014 was $(9.0) million, which represented a decrease of $168.4 million, as compared to 2013 due primarily to the decrease in income before income taxes offset by the impact on income taxes for non-deductible expenses, such as the impairment of goodwill.
Our cash flows used in operating activities were $204.3 million during 2014. We finished 2014 with $320.2 million in cash and cash equivalents. Our operating cash flows increased by $1.6 billion during 2014 as compared to 2013, primarily as a result of a higher volume of loans sold in relation to originated loans given the ramp up of our mortgage loan originations business in 2013. Loan originations volume was significantly larger than volume sold in 2013. In 2014, the relationship of loan production to volume sold normalized. In addition, during 2013, the growth of our servicing portfolio required the use of additional funds for servicer and protective advances of $778.0 million of cash.
2013 Compared to 2012
Total revenues for 2013 were $1.8 billion, which represented an increase of $1.2 billion, or 189%, as compared to 2012. The increase in revenue reflects a $414.9 million increase in net servicing revenue and fees, which includes a $153.3 million increase related to the change in fair value of servicing rights resulting from market-driven changes; an increase of $598.3 million in net gains on sales of loans; and higher net fair value gains on reverse loans and related HMBS obligations of $113.1 million. We recognized gains on our servicing rights carried at fair value primarily as a result of a higher interest rate environment and higher gross servicing fees due to growth in our servicing portfolio. We had higher net gains on sales of loans due to the ramp-up of our mortgage loan originations business and higher net fair value gains on reverse loans and related HMBS obligations due to having a full twelve months of reverse mortgage in business in 2013 as compared to two months in 2012.
Total expenses for 2013 were $1.4 billion, which represented an increase of $765.4 million, or 124%, as compared to 2012. The increase in expenses was primarily driven by the growth in our servicing portfolio, the ramp-up of our mortgage loan originations business in early 2013 and having a full twelve months of reverse mortgage business in 2013 as compared to two months in 2012.
Income tax expense (benefit) for 2013 increased $172.7 million in 2013 as compared to 2012 due primarily to the increase in income before income taxes and our presence starting in 2013 in new state jurisdictions that have higher state tax rates. The presence in these new state jurisdictions was driven by business and asset acquisitions in 2013.
Our cash flows used in operating activities were $1.8 billion during 2013. We finished the year with $491.9 million in cash and cash equivalents. Our operating cash flows decreased by $1.9 billion during 2013 as compared to 2012 primarily as a result of the ramp-up of our originations business, which resulted in a larger amount of loan originations as compared to loan sales, and the growth of our servicing portfolio which required $1.1 billion of cash to fund servicer and protective advances.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in the Business Segment Results section is a discussion of changes in our non-GAAP financial measures year over year. Results for our ARM, Insurance and Loans and Residuals segments are included in the Results of Operations section as there has been no material change in these segments year over year. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.
Our Industry and Operating Environment
The majority of the approximately $9.8 trillion in U.S. residential mortgage debt outstanding has historically been serviced by large money-center banks, which generally focus on conventional mortgages with low delinquency rates. This has allowed for low-cost, routine payment processing and required minimal consumer interaction. Following the credit crisis, the need for “high-touch” specialty servicers, such as Green Tree Servicing, increased as loan performance declined, delinquencies rose and servicing complexities broadened. Specialty servicers have proven more willing and better equipped to perform the operationally intensive activities (e.g., collections, loss mitigation and foreclosure) required to service credit-sensitive loans.
To date, the industry has seen a significant shift in the servicing landscape, as specialty servicers either sub-serviced or acquired portfolios that money-center banks, and others, have sought to divest. While the five largest bank servicers once commanded a nearly 60% market share of the servicing sector, their share had declined to approximately 41% at December 31, 2014. Over the next several years we expect banking organizations will continue to seek to transfer servicing rights to specialty servicers as they focus on their core client base and shift servicing for non-core clients and credit-sensitive loans and comply with recent changes in banking organization capital rules. The ability of servicers to replenish portfolio run-off is of critical importance. Servicers with highly rated platforms, scale, a strong track record of successful servicing transfers, access to capital, and an ability to cost-effectively source new servicing rights (e.g., from third-party flow arrangements or through captive origination capabilities) are best positioned to sustain and grow their servicing portfolios.

Following the housing downturn in 2008, national originations volume peaked in 2012 at more than $2.0 trillion, declining to $1.8 trillion in 2013 and $1.1 trillion in 2014. Current expectations are for mortgage originations to increase approximately 7% to $1.2 trillion in 2015 as increasing home purchase volume more than offsets declining refinance volume.
The Federal Reserve’s curtailment of its purchase of mortgage-backed securities is expected to lead to an increase in mortgage rates, which may suppress future mortgage originations volume. Since May 2013, when the Federal Reserve first signaled future tapering of its asset purchases, the 30-year conventional mortgage rate rose to as high as 4.6% in early September 2013, from its low of 3.3% in January 2013, then generally declined throughout 2014 to approximately 4.0% at year end. Market data indicates refinance volume to drop 3% in 2015 compared to 2014 driven by rising interest rates, after falling 56% in 2014 compared to 2013. While the volume of originations tends to decline in a rising interest rate environment, the value of our servicing rights tend to rise as prepayments decrease.
The reverse mortgage sector has seen significant change in the past several years. Several of the largest reverse mortgage originators have left the industry and there have been significant changes made by the FHA and Ginnie Mae to the products offered, underwriting guidelines and servicing protocols. While loan volumes have been in decline over the last several years, we believe the demographics continue to support this sector, that the announced changes have strengthened the product overall, and that these changes will have a temporary impact on reverse mortgage originations. Market data indicates HECM endorsements, which represent the insuring of loans by the FHA, will increase in 2015 and continue to grow through 2021 based on forecasts of home pricing and the senior population. The growth in endorsements is an indicator that reverse loan originations are expected to increase.
Regulatory Developments
For a summary of the regulatory scheme under which we operate and recent regulatory developments, refer to the Laws and Regulations section of Part I, Item 1. “Business.”
Market Opportunity and Strategy
We pursue opportunities to expand our business through various channels such as adding sub-servicing contracts to our portfolios through one-time transfers and flow agreements, the acquisition of MSRs and servicing platforms, and acquisitions of businesses that are complementary to our existing platform. We are also actively pursuing portfolio recapture efforts through our originations business and are seeking to expand our correspondent lending, consumer direct and consumer retail originations businesses as a source of additional replenishment and growth for our servicing business. We have developed a scaled multi-product platform that we believe is well positioned to address opportunities in the sector. While there has been significant disruption and change to the mortgage market beginning with the credit crisis, we believe that there will be more significant change coming in the next several years as basic tenets of the market such as the outsourcing of servicing from depositories and money-center banks, the role of the GSEs in the mortgage industry and the role of private capital supporting originations are defined. We believe these changes will provide opportunity for our business.
In addition to seeking growth opportunities for our servicing operations through investments and acquisitions, we are focused on adapting our other segments to changes in the business environment. In 2013, we took advantage of favorable economic conditions to build our originations business which we acquired from ResCap and Ally Bank, focusing on the retention channel and the opportunity to provide HARP refinancing of loans within our servicing portfolio. In 2014, we continued to take advantage of HARP opportunities; however such activity declined from 2013 and is expected to continue to decline in 2015. HARP's scheduled expiration is in December 2015. Nonetheless we anticipate retention activities will remain an important contributor to the Company. We expanded our correspondent lending channel in 2014 and intend on growing this channel as well as the consumer direct and consumer retail channels in order to establish a purchase money originations business to meet the demand in that part of the mortgage market and provide replenishment to our servicing portfolio. To that objective, we began operating our consumer direct, consumer retail and correspondent lending channels under the name "Ditech" in the beginning of March 2014.
Our reverse mortgage business has been affected by regulatory developments affecting both originations and servicing. Mandated changes to the HECM product slowed originations volume in 2014 as new products were adopted and we invested to meet upgraded servicing standards. We believe the announced regulatory changes will ultimately be beneficial in establishing a sound reverse mortgage industry. We continue to expand our reverse mortgage business organically through our originations and retained servicing, and we pursue other third-party servicing opportunities to grow our servicing portfolio.
We are working to grow the assets under management of our SEC registered investment advisor as we believe this business provides the opportunity for a high value revenue stream for us and that we are well positioned given the scale we have in the sector to source, evaluate and acquire mortgage assets on behalf of our asset management clients.
We will look to selectively grow and add to our complementary businesses which leverage our core servicing portfolio and platform. In addition, we are reviewing non-core assets and will opportunistically monetize them where we find value for the business overall. In 2015 we will re-brand our mortgage loan business by consolidating Ditech and Green Tree Servicing into one legal entity with one brand, Ditech, a Walter Company. This consolidation will allow for greater focus on our consumers and will enhance brand recognition as mortgage loans originated by Ditech will be serviced by the same brand which will simplify the process for the consumer and in turn, improve quality and provide us with greater opportunities to cross-sell. The consolidation will enable us to better leverage our resources and talent across the businesses and drive operational efficiencies. In addition, we have already taken actions in 2015 to improve efficiency, and have additional plans in place to capture further opportunities for enhanced benefits from shared services and accelerating our automation efforts. These actions in conjunction with the combination of Ditech and Green Tree Servicing are estimated to provide at least $75 million in annual cost savings, with approximately $60 million expected to be realized in 2015. One time costs associated with the implementation of these initiatives are not expected to exceed $15 million.
Financing Transactions
Refer to the Liquidity and Capital Resources section below for a description of our financing transactions.
Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Years Ended December 31,			Variance
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
REVENUES
Net servicing revenue and fees	$601,510	$783,389	$368,509	$(181,879)	(23)%	$414,880	113%
Net gains on sales of loans	462,172	598,974	648	(136,802)	(23)%	598,326	n/m
Interest income on loans	134,555	144,651	154,351	(10,096)	(7)%	(9,700)	(6)%
Net fair value gains on reverse loans and related HMBS obligations	109,972	120,382	7,279	(10,410)	(9)%	113,103	n/m
Insurance revenue	71,010	84,478	73,249	(13,468)	(16)%	11,229	15%
Other revenues	107,934	70,625	19,771	37,309	53%	50,854	257%
Total revenues	1,487,153	1,802,499	623,807	(315,346)	(17)%	1,178,692	189%

EXPENSES
Salaries and benefits	578,627	549,799	230,107	28,828	5%	319,692	139%
General and administrative	577,506	480,377	136,236	97,129	20%	344,141	253%
Interest expense	303,103	272,655	179,671	30,448	11%	92,984	52%
Depreciation and amortization	72,721	71,027	49,267	1,694	2%	21,760	44%
Goodwill impairment	82,269	—	—	82,269	n/m	—	—%
Other expenses, net	10,803	9,395	22,619	1,408	15%	(13,224)	(58)%
Total expenses	1,625,029	1,383,253	617,900	241,776	17%	765,353	124%

OTHER GAINS (LOSSES)
Losses on extinguishments	—	(12,489)	(48,579)	12,489	(100)%	36,090	(74)%
Other net fair value gains	19,280	6,061	7,221	13,219	218%	(1,160)	(16)%
Other	(744)	—	—	(744)	n/m	—	—%
Total other gains (losses)	18,536	(6,428)	(41,358)	24,964	(388)%	34,930	(84)%

Income (loss) before income taxes	(119,340)	412,818	(35,451)	(532,158)	(129)%	448,269	n/m
Income tax expense (benefit)	(9,012)	159,351	(13,317)	(168,363)	(106)%	172,668	n/m
Net income (loss)	$(110,328)	$253,467	$(22,134)	$(363,795)	(144)%	$275,601	n/m

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Years Ended December 31,			Variance
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Servicing fees	$675,335	$544,544	$274,713	$130,791	24%	269,831	98%
Incentive and performance fees	157,148	156,279	105,073	869	1%	51,206	49%
Ancillary and other fees	88,430	77,091	39,184	11,339	15%	37,907	97%
Servicing revenue and fees	920,913	777,914	418,970	142,999	18%	358,944	86%
Changes in valuation inputs or other assumptions(1)	(124,471)	153,331	—	(277,802)	(181)%	153,331	n/m
Other changes in fair value (2)	(149,031)	(105,273)	—	(43,758)	42%	(105,273)	n/m
Change in fair value of servicing rights	(273,502)	48,058	—	(321,560)	(669)%	48,058	n/m
Amortization of servicing rights	(43,101)	(42,583)	(50,461)	(518)	1%	7,878	(16)%
Change in fair value of excess servicing spread liability (3)	(2,800)	—	—	(2,800)	n/m	—	—%
Net servicing revenue and fees	$601,510	$783,389	$368,509	$(181,879)	(23)%	414,880	113%
_______

(1)	Represents the net change in the servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time and includes $12.9 million in servicing rights transferred to us for no consideration in 2013.

(3)	Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $4.9 million in 2014.
We recognize servicing revenue and fees on servicing performed for third parties in which we either own the servicing right or act as sub-servicer. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us, and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and prepayment fees. Servicing revenue earned on loans recorded on our consolidated balance sheets is eliminated in consolidation. Servicing revenue and fees are adjusted for the amortization of servicing rights carried at amortized cost, the change in fair value of servicing rights carried at fair value, and the change in fair value of the excess servicing spread liability.
Servicing revenue and fees increased $143.0 million in 2014 as compared to 2013, and increased $358.9 million in 2013 as compared to 2012, primarily due to growth in the third-party servicing portfolio resulting mainly from bulk MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by normal run-off of the servicing portfolio. Refer to the Servicing segment discussion under our Business Segment Results section below for additional information on the changes in fair value relating to servicing rights and our excess servicing spread liability.
A summary of third-party net servicing revenue and fees by segment is provided below (dollars in thousands):

	For the Years Ended December 31,			Variance
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Servicing	$530,798	$715,693	$325,730	$(184,895)	(26)%	$389,963	120%
Reverse Mortgage	35,446	27,342	4,428	8,104	30%	22,914	517%
Asset Receivables Management	35,266	40,354	38,351	(5,088)	(13)%	2,003	5%
Third-party net servicing revenue and fees	$601,510	$783,389	$368,509	$(181,879)	(23)%	$414,880	113%
The decrease in third-party net servicing revenue and fees in the ARM segment for 2014 as compared to 2013 was due primarily to a decrease in recovery income due to lower gross collections. Third-party net servicing revenue and fees in the ARM segment remained relatively flat in 2013 as compared to 2012. Refer to the Business Segment Results section below for additional information on net servicing revenue and fees for our Servicing and Reverse Mortgage segments.

Net Gains on Sales of Loans
Net gains on sales of loans include gains on sales of loans held for sale; fair value adjustments on loans held for sale, IRLCs and other related freestanding derivatives; values of the initial capitalized servicing rights; and a provision for the repurchase of loans. Net gains on sales of loans decreased $136.8 million in 2014 as compared to 2013 due primarily to a shift in volume from the higher margin consumer retention channel to the lower margin correspondent lending channel, partially offset by growth in the volume of correspondent lending channel activities.
Net gains on sales of loans increased $598.3 million in 2013 as compared to 2012 due primarily to the ramp-up of our mortgage loan originations business which started in early 2013.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. We have had no material acquisitions of such loans in the last several years, thus this portfolio is largely in runoff. Interest income decreased $10.1 million in 2014 as compared to 2013 primarily due to a decrease in the average residential loan balance outstanding and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Interest income decreased $9.7 million in 2013 as compared to 2012 due primarily to a decrease in the average residential loan balance partially offset by a decrease in delinquencies that are 90 days or more past due.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Years Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Residential loans at amortized cost
Interest income	$134,555	$144,651	$154,351	$(10,096)	$(9,700)
Average balance (1)	1,368,839	1,461,001	1,560,423	(92,162)	(99,422)
Average yield	9.83%	9.90%	9.89%	(0.07)%	0.01%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning and end of each quarter during the year.
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Net fair value gains on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or no longer in securitization pools, net of interest expense on HMBS related obligations and the change in fair value of these assets and liabilities. Included in the change in fair value are gains due to loan originations which include "tails." Tails are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit, interest, servicing fees, and mortgage insurance premium. These economic gains result from the pricing of an aggregated pool of loans exceeding the cost of the origination or acquisition of the loan as well as the change in fair value resulting from changes to market pricing on HECMs and HMBS. No gain or loss is recognized upon securitization of reverse loans as these transactions are accounted for as secured borrowings. Refer to the Reverse Mortgage segment discussion under our Business Segment Results section below for additional information including a detailed breakout of the components of net fair value gains on reverse loans and related HMBS obligations.
Net fair value gains on reverse loans and related HMBS obligations decreased $10.4 million during 2014 as compared to 2013 due primarily to lower new origination volume, partially offset by a higher volume of tails and the change in market pricing for HECMs and HMBS as the value of the reverse loan increased in relation to the HMBS related obligation.
Net fair value gains on reverse loans and related HMBS obligations increased $113.1 million during 2013 as compared to 2012 due primarily to the change in market pricing for HECMs and HMBS and having a full year of reverse mortgage activity in 2013 as compared to two months of activity in 2012.

Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $13.5 million in 2014 as compared to 2013 due primarily to a decrease in commissions earned related to lender-placed insurance policies resulting from regulatory changes as addressed below and runoff of existing portfolios. These lower commissions were partially offset by commissions earned from an increase in lender-placed insurance policies issued prior to the effective date of the regulatory changes related to the 2013 and early 2014 bulk servicing right acquisitions.
Due to recent regulatory developments surrounding lender-placed insurance policies that became effective in June 2014, as mentioned in the Laws and Regulations section of Item 1. “Business" and in Item 1A. "Risk Factors," our sales commissions related to lender-placed insurance policies began to decrease in June 2014. We are actively looking at alternatives to maximize the value of our insurance business. However, there is no assurance that our efforts will be successful in preserving for our shareholders all or any part of the value of our lender-placed insurance business.
Insurance revenue increased $11.2 million in 2013 as compared to 2012 due primarily to an increase in insurance policies issued during 2013 as a result of growth in the first lien residential loan servicing portfolio, partially offset by run-off of policies previously in-force and lower commission rates that were effective January 1, 2013.
Other Revenues
Other revenues consist primarily of asset management performance fees, origination fee income, income associated with our beneficial interest in a servicing asset, and the change in fair value of charged-off loans. Other revenues increased $37.3 million in 2014 as compared to 2013 due primarily to $36.8 million in asset management performance fees collected and earned by our Other non-reportable segment in connection with the asset management of a fund. These performance fees were earned in connection with the liquidation of the fund’s investments during the current year and are based on the fund exceeding pre-defined thresholds. These fees are recorded when the fund is terminated or when the likelihood of claw-back is improbable. Other revenues also increased due to a $22.5 million gain in fair value on charged-off loans acquired in 2014 and $4.5 million increase in income from our beneficial interest in a servicing asset. These increases were partially offset by $22.6 million in lower origination fee income resulting from lower fees charged to borrowers for refinancing loans. Origination fee income was $22.9 million and $45.5 million for 2014 and 2013, respectively.
Other revenues increased $50.9 million in 2013 as compared to 2012 due primarily to origination fee income resulting from the growth in our originations business. Origination fee income was $45.5 million and $5.6 million for 2013 and 2012, respectively.
Salaries and Benefits
Salaries and benefits increased $28.8 million in 2014 as compared to 2013 primarily due to an increase in the number of employees as a result of hiring to support the growth of our servicing business and corporate operations. Headcount increased by approximately 300 full-time employees from approximately 6,400 at December 31, 2013 to approximately 6,700 at December 31, 2014.
Salaries and benefits increased $319.7 million in 2013 as compared to 2012 primarily due to an increase in employees, including those acquired in connection with our acquisition of the ResCap capital markets and originations platforms and hiring to support the growth of our servicing and originations businesses. Headcount increased by approximately 2,500 full-time employees from approximately 3,900 at December 31, 2012 to approximately 6,400 at December 31, 2013.
General and Administrative
General and administrative expenses increased $97.1 million in 2014 as compared to 2013 due primarily to higher direct expenses of $120.7 million and $12.4 million in our Servicing and Reverse Mortgage segments, respectively, partially offset by lower direct expenses of $15.3 million and $23.7 million in our Originations segment and Other non-reportable segment, respectively. During 2014, our Servicing segment had additional costs associated with growth in the servicing portfolio including a higher provision for uncollectible advances of $34.5 million. The higher provision for uncollectible advances is related to the growth in advances from servicing right acquisitions in 2013 and 2014, aging of balances and collection experience. In 2014, our Servicing segment serviced an average of 20% in additional loans than in 2013. In addition, there were $75.6 million in higher legal accruals for loss contingencies and legal expenses due to legal and regulatory matters outside of normal course of business. Our Reverse Mortgage segment had $24.3 million in higher legal accruals for loss contingencies and legal expenses due to legal and regulatory matters outside of normal course of business and $3.5 million of transaction costs resulting from an unsuccessful acquisition in the current year. These expenses were partially offset by a decrease of $12.8 million in the provision for our curtailment liability and our provision for uncollectible advances and uncollectible receivables and other insignificant variances related to other expenses. Our Originations segment had lower expenses primarily as a result of the management of expenses to align with the scope and scale of current operations, partially offset by a higher volume of loans funded during 2014 coupled with a full year of activity in 2014 as compared to a condensed period in 2013. We ramped-up our mortgage loan originations business in early 2013 through the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and the correspondent lending business from Ally Bank on March 1, 2013. Our Other non-reportable segment experienced a decline in expenses due primarily to costs incurred to affect corporate debt financing transactions in the prior year. These expenses were not incurred in the current year.
General and administrative expenses increased $344.1 million in 2013 as compared to 2012 due primarily to higher direct expenses of $126.1 million, $113.7 million and $57.4 million in our Servicing, Originations and Reverse Mortgage segments, respectively. In addition we had higher direct expenses of $48.0 million in our Other non-reportable segment. As a result of growth in business, we incurred higher expenses in our Servicing segment including $45.6 million in higher costs for compensating interest, a $24.4 million increase in loan servicing expenses, and a larger provision for uncollectible advances of $19.1 million. Our Originations segment had higher expenses as a result of the ramp-up in our mortgage loan originations business in early 2013. Our Reverse Mortgage segment incurred expenses for a full year in 2013 as compared to two months in 2012. The growth in expenses included a $22.8 million increase in loan servicing and portfolio expenses, which included a $6.3 million provision for curtailment; a $10.0 million increase in legal and professional fees, and an $8.0 million increase in advertising. Our Other non-reportable segment had an increase of $43.2 million in legal and professional costs primarily as a result of escalated corporate and business development activities for the year.
Interest Expense
We incur interest expense on our corporate debt, mortgage-backed debt issued by the Residual Trusts, master repurchase agreements and servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense increased $30.4 million in 2014 as compared to 2013 due primarily to corporate debt transactions throughout 2013, which included incremental borrowings under our 2012 Term Loan and related subsequent refinancing activities under our 2013 Term Loan and the issuance of our Senior Notes. These financing transactions resulted in a higher average balance of our corporate debt, but a lower average interest rate as compared to 2013. In addition, interest expense increased as a result of a higher average balance of servicing advance liabilities, which are utilized to finance servicer and protective advances, due to our growing servicing business. These increases were partially offset by decreases in interest expense related to mortgage-backed debt and master repurchase agreements. Interest expense related to mortgage-backed debt decreased as a result of a lower average outstanding balance as the portfolio continues to run-off. Interest expense related to master repurchase agreements, which are utilized to fund purchases and originations of mortgage loans and reverse loans, decreased primarily as a result of lower average interest rates.
Interest expense increased $93.0 million in 2013 as compared to 2012 due to corporate debt transactions, which included incremental borrowings on our 2012 Term Loan and refinancing activities during 2013. The increase in average balances of our corporate debt was partially offset by a decrease in the average rate in 2013 as compared to 2012 as a result of the corporate debt activity discussed above as well as the termination of our 2011 Second Lien Term Loan in 2012. These financing transactions resulted in a lower cost of debt. In addition, interest expense increased as a result of higher average balances of servicing advance liabilities and master repurchase agreements due to our growing servicing and originations businesses. Refer to the Liquidity and Capital Resources section below for additional information on our debt.

Provided below is a summary of the average balances of our corporate debt, mortgage-backed debt of the Residual Trusts, servicing advance liabilities, and master repurchase agreements, as well as the related interest expense and average rates (dollars in thousands):

	For the Years Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Corporate debt (1)
Interest expense	$147,747	$123,526	$77,346	$24,221	$46,180
Average balance (5)	2,271,551	1,768,633	722,806	502,918	1,045,827
Average rate	6.50%	6.98%	10.70%	(0.48)%	(3.72)%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$77,858	$86,974	$96,337	$(9,116)	$(9,363)
Average balance (5)	1,151,149	1,259,448	1,364,200	(108,299)	(104,752)
Average rate	6.76%	6.91%	7.06%	(0.15)%	(0.15)%

Servicing advance liabilities (3)
Interest expense	$43,909	$25,752	$4,752	$18,157	$21,000
Average balance (5)	1,021,727	588,459	105,337	433,268	483,122
Average rate	4.30%	4.38%	4.51%	(0.08)%	(0.13)%

Master repurchase agreements (4)
Interest expense	$33,589	$36,403	$1,236	$(2,814)	$35,167
Average balance (5)	1,007,593	940,080	37,235	67,513	902,845
Average rate	3.33%	3.87%	3.32%	(0.54)%	0.55%
__________

(1)	Corporate debt includes our secured term loans, Senior Notes, and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Mortgage-backed debt of the Residual Trusts is held by our Loans and Residuals segment.

(3)	Servicing advance liabilities are held by the Servicing segment.

(4)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(5)
Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value. Average balance for mortgage-backed debt is calculated as the average carrying value at the beginning and end of each quarter during the year.

Depreciation and Amortization
Depreciation and amortization expense consists of amortization of intangible assets other than goodwill and depreciation and amortization of premises and equipment including amortization of capitalized software. Depreciation and amortization remained relatively flat in 2014 as compared to 2013.
Depreciation and amortization increased $21.8 million in 2013 as compared to 2012 primarily as a result of the acquisitions of RMS and S1L in the fourth quarter of 2012 and the acquisition of the ResCap net assets in the first quarter of 2013.
Goodwill Impairment
We incurred an $82.3 million impairment charge during 2014 as a result of a goodwill evaluation performed in the second quarter of 2014. The evaluation indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill was less than its carrying value, therefore requiring the impairment charge. Refer to Note 13 in the Notes to Consolidated Financial Statements for further discussion.
Other Expenses, Net
Included in other expenses, net, is primarily the provision for loan losses on our residential loan portfolio accounted for at amortized cost and real estate owned expenses, net. Other expenses, net, remained relatively flat due primarily to favorable trends in both 2014 and 2013 associated with default and loss severity trends.

The provision for loan losses decreased $12.1 million in 2013 as compared to 2012 primarily due to lower loss severities which improved during 2013 from higher average home selling prices in our markets and a decrease in the frequency rate used to calculate the allowance for loan losses based on continued improvement in unemployment rates since reaching a peak in October 2009.
Losses on Extinguishments

During 2013, we recognized a $12.5 million loss on extinguishment of debt resulting from the $300 million early repayment of the 2012 Term Loan with proceeds from our Senior Notes and the refinancing of the remaining $1.4 billion 2012 Term Loan (including incremental borrowings) with our $1.5 billion 2013 Term Loan. During 2012, we recognized a $48.6 million loss on extinguishment of debt in connection with the repayment and termination of our 2011 Second Lien Term Loan and the refinancing of our 2011 First Lien Term Loan.
Other Net Fair Value Gains
Other net fair value gains consists primarily of fair value gains and losses on the assets and liabilities of the Non-Residual Trusts and fluctuates generally based on changes in prepayment speeds, default rates, loss severity, LIBOR rates and discount rates. In addition, we had an increase in the estimated liability for a contingent earn-out payment related to the acquisition of S1L of $4.8 million during 2013 and a loss of $1.2 million on derivatives associated with our corporate debt during 2012.
Income Tax Expense (Benefit)
Our effective tax rate will always differ from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses. Refer to Note 24 in the Notes to Consolidated Financial Statements in Item 8 for a reconciliation of our effective tax rate to the U.S. statutory tax rate.
Income tax expense (benefit) decreased $168.4 million in 2014 as compared to 2013 due primarily to the decrease in income (loss) before income taxes offset by the impact on income taxes for non-deductible expenses such as the goodwill impairment. In addition, during 2014 we released $3.6 million from our liability for unrecognized tax benefits associated with state and local taxes as a result of a lapse in the statute of limitations. Absent these non-deductible expenses and the release of unrecognized tax benefits, our effective tax rate in 2014 would have been similar to 2013. The impairment of goodwill is described above.
Income tax expense (benefit) increased $172.7 million in 2013 as compared to 2012 due primarily to the increase in income (loss)before income taxes. Absent permanent acquisition costs incurred for the acquisition of RMS and S1L in 2012 and contingent earn-out payments for the acquisition of S1L in 2013, our effective tax in 2013 would have been similar to 2012.
Financial Condition — Comparison of Consolidated Financial Condition at December 31, 2014 to December 31, 2013
Our total assets and total liabilities increased by $1.6 billion and $1.7 billion, respectively, at December 31, 2014 as compared to December 31, 2013. The most significant changes in assets and liabilities are described below.
Residential loans at fair value increased $1.5 billion primarily as a result of purchases and originations of reverse loans and, to a lesser extent, purchases and originations of mortgage loans.
Servicing rights increased $425.3 million due primarily to $538.5 million in MSR portfolio acquisitions, which included servicing rights from EverBank and an affiliate of a national bank, and $214.3 million in servicing rights capitalized upon sales of loans with servicing retained, partially offset by a $273.5 million reduction in the fair value of servicing rights carried at fair value and $43.1 million in amortization of servicing rights carried at amortized cost.
Servicer and protective advances increased $379.6 million primarily as a result of advances acquired in conjunction with the acquisitions of servicing rights from EverBank and an affiliate of a national bank as discussed above as well as other growth in the servicing portfolio.
Goodwill decreased $82.3 million due to a non-cash impairment charge to the asset carrying value recorded during the second quarter of 2014. The impairment testing is performed on each of our reporting units on an annual basis, or more often if events or circumstances indicate that there may be impairment. At June 30, 2014, our analysis indicated impairment of the Reverse Mortgage reporting unit’s goodwill, therefore resulting in the goodwill impairment charge. The primary cause of the goodwill impairment in the Reverse Mortgage reporting unit was the decline in the estimated fair value of the reporting unit as a result of recent regulatory developments and reverse mortgage product changes including the deferral of cash flows to future periods as a result of those product changes, changes in servicing protocols to meet regulatory requirements and other changes negatively impacting the operating results of the Reverse Mortgage segment. We have revised our strategy and approach to the market as a result of these changes. We completed our annual goodwill impairment testing effective October 1, 2014 and concluded that no other goodwill impairment charges were necessary in 2014. Refer to Note 13 in the Notes to Consolidated Financial Statements for further discussion.
Servicing advance liabilities, which are utilized to finance servicer and protective advances, increased $394.6 million primarily as a result of the growth of our servicing portfolio and expansion of one of our servicing advance facilities.
The excess servicing spread liability was $66.3 million at December 31, 2014 due to an excess servicing spread sale during 2014, partially offset by settlements.
HMBS related obligations increased $1.3 billion due primarily to the securitization of reverse loans.
Non-GAAP Financial Measures
We manage our Company in six reportable segments: Servicing, Originations, Reverse Mortgage, ARM, Insurance and Loans and Residuals. We measure the performance of our business segments through the following measures: income (loss) before income taxes, Adjusted Earnings, and Adjusted EBITDA. Management considers Adjusted Earnings and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of our business segments and of the Company as a whole, as well as for allocating capital resources to our segments. Adjusted Earnings and Adjusted EBITDA are utilized by management to assess the underlying operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Adjusted Earnings and Adjusted EBITDA are not presentations made in accordance with GAAP and our use of these measures and terms may vary from other companies in our industry.
Adjusted Earnings is a supplemental metric used by management to evaluate our Company’s underlying key drivers and operating performance of the business. Adjusted Earnings is defined as income (loss) before income taxes plus fair value changes due to changes in valuation inputs and other assumptions, estimated settlements and costs for certain legal and regulatory matters, goodwill impairment, certain depreciation and amortization costs related to the increased basis in assets (including servicing rights and sub-servicing contracts) acquired within business combination transactions (or step-up depreciation and amortization), transaction and integration costs, share-based compensation expense, non-cash interest expense, the net impact of the Non-Residual Trusts, fair value to cash adjustments for reverse loans, and certain other cash and non-cash adjustments, primarily including severance expense and certain other non-recurring start-up and exit costs. Adjusted Earnings excludes unrealized changes in fair value of MSRs that are based on projections of expected future cash flows and prepayments. Adjusted Earnings includes both cash and non-cash gains from mortgage loan origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Earnings includes cash generated from reverse mortgage origination activities. Adjusted Earnings may from time to time also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors with a supplemental means of evaluating our operating performance.
Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as income (loss) before income taxes, depreciation and amortization, interest expense on corporate debt, amortization of servicing rights and other fair value adjustments, estimated settlements and costs for certain legal and regulatory matters, goodwill impairment, fair value to cash adjustment for reverse loans, non-cash interest income, share-based compensation expense, servicing fee economics, Residual Trusts cash flows, transaction and integration related costs, the net impact of the Non-Residual Trusts and certain other cash and non-cash adjustments primarily including severance expense, the net provision for the repurchase of loans sold and certain other non-recurring start-up and exit costs. Adjusted EBITDA includes both cash and non-cash gains from mortgage loan origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.
Adjusted Earnings and Adjusted EBITDA should not be considered as alternatives to (i) net income (loss) or any other performance measures determined in accordance with GAAP or (ii) operating cash flows determined in accordance with GAAP. Adjusted Earnings and Adjusted EBITDA have important limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Some of the limitations of these metrics are:

•
Adjusted Earnings and Adjusted EBITDA do not reflect cash expenditures for long-term assets and other items that have been and will be incurred, future requirements for capital expenditures or contractual commitments;

•	Adjusted Earnings and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Earnings and Adjusted EBITDA do not reflect certain tax payments that represents reductions in cash available to us;

•	Adjusted Earnings and Adjusted EBITDA do not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	Adjusted Earnings and Adjusted EBITDA do not reflect non-cash compensation which is and will remain a key element of our overall long-term incentive compensation package;

•	Adjusted Earnings and Adjusted EBITDA do not reflect the change in fair value of servicing rights due to changes in valuation inputs or other assumptions; and

•
Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our corporate debt and excess servicing spread liability, although they do reflect interest expense associated with our servicing advance liabilities, master repurchase agreements, mortgage-backed debt, and HMBS related obligations.

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
The following tables reconcile Adjusted Earnings and Adjusted EBITDA to loss before income taxes, which we consider to be the most directly comparable GAAP financial measure to Adjusted Earnings and Adjusted EBITDA (in thousands):
Adjusted Earnings

For the Year Ended December 31, 2014
Loss before income taxes	$(119,340)
Adjustments
Fair value changes due to changes in valuation inputs and other assumptions	114,759
Legal and regulatory matters (1)	100,768
Goodwill impairment	82,269
Step-up depreciation and amortization (2)	76,889
Fair value to cash adjustment for reverse loans (3)	(24,602)
Share-based compensation expense	14,533
Net impact of Non-Residual Trusts (4)	(12,292)
Non-cash interest expense	12,081
Transaction and integration costs (5)	7,050
Other (6)	13,652
Sub-total	385,107
Adjusted Earnings	$265,767
_________

(1)	Represents estimated settlements for certain legal and regulatory matters outside of normal course of business as well as the legal costs and analysis associated with these matters.

(2)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(3)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(4)	Represents the non-cash fair value adjustment related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans.

(5)	Represents legal and professional expenses associated with our acquisitions and potential future growth initiatives.

(6)	Represents other cash and non-cash adjustments primarily including severance expense and non-recurring charges such as costs to exit the mortgage wholesale channel acquired from Ally Bank in 2013.

Adjusted EBITDA

For the Year Ended December 31, 2014
Loss before income taxes	$(119,340)
Adjustments
Amortization of servicing rights and other fair value adjustments	306,890
Interest expense	154,988
Legal and regulatory matters (1)	100,768
Goodwill impairment	82,269
Depreciation and amortization	72,721
Fair value to cash adjustment for reverse loans (2)	(24,602)
Non-cash interest income	(15,744)
Share-based compensation expense	14,533
Net impact of Non-Residual Trusts (3)	(12,292)
Servicing fee economics (4)	11,875
Residual Trusts cash flows (5)	9,937
Transaction and integration costs (6)	7,050
Other (7)	15,131
Sub-total	723,524
Adjusted EBITDA	$604,184
_________

(1)	Represents estimated settlements for certain legal and regulatory matters outside of normal course of business as well as the legal costs and analysis associated with these matters.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)	Represents the non-cash fair value adjustment related to the Non-Residual Trusts net of the cash servicing fee earned on the underlying residential loans.

(4)	Represents economics received primarily on MSRs associated with EverBank and those acquired from an affiliate of a large national bank.

(5)	Represents cash flows in excess of overcollateralization requirements that have been released to us from the Residual Trusts.

(6)	Represents legal and professional expenses associated with our acquisitions and potential future growth initiatives.

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
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Refer below for further information on results of operations for our Servicing, Originations and Reverse Mortgage segments. Results for our ARM, Insurance and Loans and Residuals segments are included in the Results of Operations section as there have been no material changes in these segments year over year. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes, refer to Note 27 in the Notes to Consolidated Financial Statements.

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Year Ended December 31, 2014
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other (1)	Total Consolidated
Income (loss) before income taxes	$(142,475)	$137,080	$(104,425)	$26,499	$39,188	$31,026	$(106,233)	$(119,340)

Adjustments
Fair value changes due to changes in valuation inputs and other assumptions	122,357	—	—	(7,598)	—	—	—	114,759
Legal and regulatory matters	75,564	907	24,297	—	—	—	—	100,768
Goodwill impairment	—	—	82,269	—	—	—	—	82,269
Step-up depreciation and amortization	18,227	9,903	7,081	3,848	4,489	—	24	43,572
Step-up amortization of sub-servicing rights	33,317	—	—	—	—	—	—	33,317
Fair value to cash adjustment for reverse loans	—	—	(24,602)	—	—	—	—	(24,602)
Share-based compensation expense	7,399	3,637	2,315	278	941	—	(37)	14,533
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(12,292)	(12,292)
Non-cash interest expense	666	—	—	—	—	1,660	9,755	12,081
Transaction and integration costs	864	—	3,500	93	—	—	2,593	7,050
Other	1,663	6,936	2,445	—	—	—	2,608	13,652
Total adjustments	260,057	21,383	97,305	(3,379)	5,430	1,660	2,651	385,107
Adjusted Earnings (Loss)	117,582	158,463	(7,120)	23,120	44,618	32,686	(103,582)	265,767

Adjustments
Amortization of servicing rights and other fair value adjustments	156,131	—	2,683	—	—	—	—	158,814
Interest expense on debt	5,003	—	26	—	—	—	137,878	142,907
Depreciation and amortization	17,048	9,104	2,253	731	—	—	13	29,149
Non-cash interest income	(679)	—	(130)	—	—	(14,935)	—	(15,744)
Servicing fee economics	11,875	—	—	—	—	—	—	11,875
Residual Trusts cash flows	—	—	—	—	—	9,937	—	9,937
Other	4,082	(1,159)	60	19	33	(1,600)	44	1,479
Total adjustments	193,460	7,945	4,892	750	33	(6,598)	137,935	338,417
Adjusted EBITDA	$311,042	$166,408	$(2,228)	$23,870	$44,651	$26,088	$34,353	$604,184
__________

(1)
Our Other non-reportable segment includes $36.8 million in asset management performance fees collected and earned in connection with the asset management of a fund. Refer to Note 2 in the Notes to Consolidated Financial Statements for additional information on this transaction.

	For the Year Ended December 31, 2013
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$224,157	$262,986	$352	$11,842	$45,969	$32,450	$(164,938)	$412,818

Adjustments
Fair value changes due to changes in valuations inputs and other assumptions	(153,331)	—	—	—	—	—	—	(153,331)
Step-up depreciation and amortization	23,926	7,642	9,546	5,431	4,883	—	22	51,450
Step-up amortization of sub-servicing rights	30,405	—	—	—	—	—	—	30,405
Fair value to cash adjustment for reverse loans	—	—	17,995	—	—	—	—	17,995
Share-based compensation expense	6,014	2,517	1,278	499	1,070	—	1,633	13,011
Net impact of Non-Residual Trusts	—	—	—	—	—	—	(2,325)	(2,325)
Non-cash interest expense	817	—	—	—	—	2,678	8,800	12,295
Transaction and integration costs	450	—	—	—	—	—	18,490	18,940
Loss on debt extinguishment	—	—	—	—	—	—	12,489	12,489
Debt issuance costs not capitalized	—	—	—	—	—	—	15,614	15,614
Other	13	—	11,142	—	—	—	1,503	12,658
Total adjustments	(91,706)	10,159	39,961	5,930	5,953	2,678	56,226	29,201
Adjusted Earnings (Loss)	132,451	273,145	40,313	17,772	51,922	35,128	(108,712)	442,019

Adjustments
Amortization of servicing rights and other fair value adjustments	113,926	—	3,526	—	—	—	—	117,452
Interest expense on debt	169	—	40	—	—	—	114,517	114,726
Depreciation and amortization	13,946	3,194	1,599	829	—	—	9	19,577
Non-cash interest income	(1,500)	—	(429)	—	—	(16,061)	—	(17,990)
Servicing fee economics	2,486	—	—	—	—	—	—	2,486
Residual Trusts cash flows	—	—	—	—	—	3,554	—	3,554
Other	3,193	7,754	83	33	87	(1,434)	208	9,924
Total adjustments	132,220	10,948	4,819	862	87	(13,941)	114,734	249,729
Adjusted EBITDA	$264,671	$284,093	$45,132	$18,634	$52,009	$21,187	$6,022	$691,748

	For the Year Ended December 31, 2012
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Loans and Residuals	Other	Total Consolidated
Income (loss) before income taxes	$45,759	$(2,375)	$3,121	$8,528	$33,356	$15,928	$(139,768)	$(35,451)

Adjustments
Step-up depreciation and amortization	26,449	132	1,101	7,774	5,377	—	29	40,862
Step-up amortization of sub-servicing rights	39,319	—	—	—	—	—	—	39,319
Fair value to cash adjustment for reverse loans	—	—	2,554	—	—	—	—	2,554
Share-based compensation expense	10,171	192	153	868	2,167	—	655	14,206
Net impact of Non-Residual Trusts	—	—	—	—	—	—	945	945
Non-cash interest expense	919	—	—	—	214	4,943	—	6,076
Transaction and integration costs	2,722	—	—	—	—	—	13,060	15,782
Loss on debt extinguishment	—	—	—	—	—	—	48,579	48,579
Other	—	(114)	—	—	—	—	1,383	1,269
Total adjustments	79,580	210	3,808	8,642	7,758	4,943	64,651	169,592
Adjusted Earnings (Loss)	125,339	(2,165)	6,929	17,170	41,114	20,871	(75,117)	134,141

Adjustments
Amortization of servicing rights and other fair value adjustments	10,436	—	706	—	—	—	—	11,142
Interest expense on debt	129	—	—	—	—	—	77,216	77,345
Depreciation and amortization	8,270	—	135	—	—	—	—	8,405
Non-cash interest income	(2,725)	—	(119)	—	(655)	(14,501)	—	(18,000)
Residual Trusts cash flows	—	—	—	—	—	9,342	—	9,342
Pro forma synergies	2,651	—	—	—	—	—	1,118	3,769
Other	1,489	7	22	39	77	13,131	812	15,577
Total adjustments	20,250	7	744	39	(578)	7,972	79,146	107,580
Adjusted EBITDA	$145,589	$(2,158)	$7,673	$17,209	$40,536	$28,843	$4,029	$241,721

Servicing
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Years Ended December 31,			Variance
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Net servicing revenue and fees
Third parties	$530,798	$715,693	$325,730	$(184,895)	(26)%	$389,963	120%
Intercompany	19,741	18,763	20,428	978	5%	(1,665)	(8)%
Total net servicing revenue and fees	550,539	734,456	346,158	(183,917)	(25)%	388,298	112%
Other revenues	12,927	7,322	2,773	5,605	77%	4,549	164%
Total revenues	563,466	741,778	348,931	(178,312)	(24)%	392,847	113%
General and administrative and allocated indirect expenses	399,592	258,161	129,971	141,431	55%	128,190	99%
Salaries and benefits	225,675	194,817	132,544	30,858	16%	62,273	47%
Interest expense	43,998	25,921	4,882	18,077	70%	21,039	431%
Depreciation and amortization	35,275	37,872	34,719	(2,597)	(7)%	3,153	9%
Total expenses	704,540	516,771	302,116	187,769	36%	214,655	71%
Other net fair value losses	(657)	(850)	(1,056)	193	(23)%	206	(20)%
Other	(744)	—	—	(744)	n/m	—	—%
Income (loss) before income taxes	(142,475)	224,157	45,759	(366,632)	(164)%	178,398	390%

Adjustments
Fair value changes due to changes in valuation inputs and other assumptions	122,357	(153,331)	—	275,688	(180)%	(153,331)	n/m
Legal and regulatory matters	75,564	—	—	75,564	n/m	—	—%
Step-up depreciation and amortization	18,227	23,926	26,449	(5,699)	(24)%	(2,523)	(10)%
Step-up amortization of sub-servicing rights	33,317	30,405	39,319	2,912	10%	(8,914)	(23)%
Share-based compensation expense	7,399	6,014	10,171	1,385	23%	(4,157)	(41)%
Non-cash interest expense	666	817	919	(151)	(18)%	(102)	(11)%
Transaction and integration costs	864	450	2,722	414	92%	(2,272)	(83)%
Other	1,663	13	—	1,650	n/m	13	n/m
Total adjustments	260,057	(91,706)	79,580	351,763	(384)%	(171,286)	(215)%
Adjusted Earnings	117,582	132,451	125,339	(14,869)	(11)%	7,112	6%

Adjustments
Amortization of servicing rights and other fair value adjustments	156,131	113,926	10,436	42,205	37%	103,490	992%
Depreciation and amortization	17,048	13,946	8,270	3,102	22%	5,676	69%
Servicing fee economics	11,875	2,486	—	9,389	378%	2,486	n/m
Interest expense on debt	5,003	169	129	4,834	n/m	40	31%
Non-cash interest income	(679)	(1,500)	(2,725)	821	(55)%	1,225	(45)%
Pro forma synergies	—	—	2,651	—	—%	(2,651)	(100)%
Other	4,082	3,193	1,489	889	28%	1,704	114%
Total adjustments	193,460	132,220	20,250	61,240	46%	111,970	553%
Adjusted EBITDA	$311,042	$264,671	$145,589	$46,371	18%	$119,082	82%

Mortgage Loan Servicing Portfolio
Provided below are summaries of the activity in our servicing portfolio associated with our mortgage loan business (dollars in thousands):

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio associated with mortgage loans (1)
Balance at beginning of the year	1,894,446	$198,828,470	902,405	$74,659,216
Acquisition of pool of Fannie Mae MSRs	254,960	27,559,108	—	—
Acquisition of EverBank net assets	72,176	9,756,509	—	—
Acquisition of ResCap net assets	—	—	381,540	42,287,026
Acquisition of BOA assets	—	—	607,434	84,438,119
Loan sales with servicing retained	45,760	10,074,277	25,671	5,831,815
Other new business added (2)	176,680	23,751,034	250,605	23,863,819
Payoffs, sales and curtailments, net (2) (3) (4)	(301,333)	(35,063,669)	(273,209)	(32,251,525)
Balance at end of the year	2,142,689	234,905,729	1,894,446	198,828,470
On-balance sheet residential loans and real estate owned associated with mortgage loans (5)	56,461	3,175,298	60,491	3,274,846
Total servicing portfolio associated with mortgage loans	2,199,150	$238,081,027	1,954,937	$202,103,316
_______

(1)
Third-party servicing includes servicing rights capitalized, sub-servicing rights capitalized and sub-servicing rights not capitalized. Sub-servicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing. Refer to Note 2 to the Notes to Consolidated Financial Statements for additional information.

(2)	Consists of activities associated with servicing and sub-servicing contracts.

(3)	Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $8.8 billion and $21.2 billion in 2014 and 2013, respectively.

(4)	Includes the impact of the sale of servicing rights during 2014 associated with 4,551 accounts and $968.4 million in unpaid principal balance.

(5)	On-balance sheet residential loans and real estate owned primarily includes assets of the Loans and Residuals Segment and the Non-Residual Trusts as well as mortgage loans held for sale.
The portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, of the total mortgage loan portfolio, was 13.48% in 2014.
The Servicing segment receives intercompany servicing fees related to on-balance sheet assets. Provided below are summaries of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with mortgage loans (dollars in thousands):

	At December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with mortgage loans
First lien mortgages	1,648,932	$220,011,843	0.23%	9.93%
Second lien mortgages	226,002	7,277,171	0.54%	2.80%
Manufactured housing and other	267,755	7,616,715	1.10%	4.43%
Total accounts serviced for third parties	2,142,689	234,905,729	0.27%	9.53%
On-balance sheet residential loans and real estate owned associated with mortgage loans	56,461	3,175,298		5.07%
Total servicing portfolio associated with mortgage loans	2,199,150	$238,081,027		9.47%

	At December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with mortgage loans
First lien mortgages	1,294,343	$181,208,279	0.23%	12.30%
Second lien mortgages	286,992	8,873,955	0.58%	3.78%
Manufactured housing and other	313,111	8,746,236	1.10%	4.39%
Total accounts serviced for third parties	1,894,446	198,828,470	0.28%	11.57%
On-balance sheet residential loans and real estate owned associated with mortgage loans	60,491	3,274,846		5.26%
Total servicing portfolio associated with mortgage loans	1,954,937	$202,103,316		11.47%
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

The unpaid principal balance associated with first lien mortgages within our third-party servicing portfolio increased $38.8 billion at December 31, 2014 as compared to December 31, 2013. This increase was primarily due to bulk servicing right acquisitions and our originations and related loan sales activities with servicing retained, offset partially by run-off of the portfolio. The decrease in the unpaid principal balance of second lien mortgages and manufactured housing and other loans within our third-party servicing portfolio of $2.7 billion at December 31, 2014 as compared to December 31, 2013 was primarily due to run-off of the portfolio. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned associated with mortgage loans of $99.5 million at December 31, 2014 as compared to December 31, 2013 can be attributed to portfolio run-off of the assets held by the Residual and Non-Residual Trusts, partially offset by an increase in mortgage loans held for sale of $95.0 million. At December 31, 2014, we had $1.1 billion in unpaid principal balance associated with mortgage loans held for sale as compared to $976.8 million at December 31, 2013.
The decrease in delinquencies associated with the first lien mortgages within our third-party servicing portfolio at December 31, 2014 as compared to December 31, 2013 was primarily due to current year servicing right acquisitions of better performing loans and newly originated mortgages resulting in lower average delinquencies than those of the portfolio at December 31, 2013. Notwithstanding the lower delinquencies of servicing right acquisitions in 2014, loans associated with these acquisitions have experienced overall improved delinquencies since the start of our servicing. The delinquencies associated with the second lien mortgages within our third-party servicing portfolio decreased 0.98% at December 31, 2014 as compared to December 31, 2013 primarily due to increased collections and liquidations for loans that transferred to our servicing portfolio during the three months ended December 31, 2013. The delinquencies associated with the on-balance sheet residential loans and real estate owned associated with mortgage loans decreased 0.19% primarily due to a 30% decrease in real estate owned resulting from reduced foreclosure volumes combined with favorable real estate owned liquidation trends resulting from continued strength in existing home sales in the southeastern U.S., partially offset by higher delinquencies for on-balance sheet loans resulting from revised servicing processes surrounding loans in process of bankruptcy prior to establishing a bankruptcy-approved repayment plan.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Years Ended December 31,			Variance
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Servicing fees	$682,032	$551,632	$292,908	$130,400	24%	$258,724	88%
Incentive and performance fees	100,744	101,041	64,417	(297)	—%	36,624	57%
Ancillary and other fees	84,483	72,782	38,588	11,701	16%	34,194	89%
Servicing revenue and fees	867,259	725,455	395,913	141,804	20%	329,542	83%
Changes in valuation inputs or other assumptions (1)	(124,471)	153,331	—	(277,802)	(181)%	153,331	n/m
Other changes in fair value (2)	(149,031)	(105,273)	—	(43,758)	42%	(105,273)	n/m
Change in fair value of servicing rights	(273,502)	48,058	—	(321,560)	(669)%	48,058	n/m
Amortization of servicing rights	(40,418)	(39,057)	(49,755)	(1,361)	3%	10,698	(22)%
Change in fair value of excess servicing spread liability (3)	(2,800)	—	—	(2,800)	n/m	—	—%
Net servicing revenue and fees	$550,539	$734,456	$346,158	$(183,917)	(25)%	$388,298	112%
_______

(1)	Represents the net change in the servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Other changes in fair value represents the realization of expected cash flows over time and includes $12.9 million in servicing rights transferred to the Company for no consideration during 2013.

(3)	Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $4.9 million during 2014.
2014 Compared to 2013
Servicing fees increased $130.4 million in 2014 as compared to 2013 primarily due to growth in the third-party servicing portfolio unpaid principal balance resulting mainly from bulk MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by normal run-off of the servicing portfolio. Average loans serviced increased by $38.2 billion, or 20%, in 2014 as compared to 2013.
Incentive and performance fees include modification fees, fees earned under HAMP and other incentives. Modification fees and fees earned under HAMP increased $8.8 million in 2014 as compared to 2013 due to a higher volume of completed modifications as well as successful maintenance of the modified loans under performing status. We also periodically receive incentive fees for exceeding pre-defined performance hurdles in servicing various loan portfolios. Incentive fees decreased $9.1 million in 2014 as compared to 2013. Incentives and performance fees vary period to period and may not return to prior levels.
Ancillary and other fees, which primarily include late fees and expedited payment fees, increased $11.7 million in 2014 as compared to 2013 due primarily to growth in the servicing portfolio.
2013 Compared to 2012
The overall growth in servicing revenue and fees of $329.5 million in 2013 as compared to 2012 is due primarily to bulk MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, as well as gains in fair value of servicing rights, partially offset by normal run-off of the servicing portfolio. Average loans serviced increased by $107.6 billion, or 132%, in 2013 as compared to 2012.
Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Years Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Average unpaid principal balance of loans serviced (1)	$227,589,645	$189,365,728	$81,726,344	$38,223,917	$107,639,384
Average servicing fee (2)	0.30%	0.29%	0.36%	0.01%	(0.07)%
_______

(1)	Average unpaid principal balance of loans serviced is calculated as the average of the average monthly unpaid principal balances.

(2)	Average servicing fee is calculated by dividing gross servicing fees by the average unpaid principal balance of loans serviced.

The decrease in average servicing fee of seven basis points in 2013 as compared to 2012 was due to a change in the composition of the servicing portfolio. At December 31, 2013, the servicing portfolio included significantly more first lien mortgages as a result of our 2013 bulk servicing right acquisitions and servicing retained originations activities, which typically provide for a lower fee as compared to other servicing assets within our portfolio.
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
A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	December 31,
	2014	2013	Variance
Servicing rights at fair value	$1,599,541	$1,131,124	$468,417
Unpaid principal balance of accounts serviced	168,832,342	130,123,288	38,709,054
Inputs and assumptions
Weighted-average remaining life in years	6.6	6.8	(0.2)
Weighted-average stated borrower interest rate on underlying collateral	4.65%	5.20%	(0.55)%
Weighted-average discount rate	9.55%	9.76%	(0.21)%
Conditional prepayment rate	7.87%	7.06%	0.81%
Conditional default rate	2.36%	2.90%	(0.54)%
Servicing rights carried at fair value predominantly relate to acquisitions completed since January 1, 2013, including bulk and flow MSR portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities. At December 31, 2012, there were no servicing rights carried at fair value.
Year Ended December 31, 2014
The increase in servicing rights carried at fair value at December 31, 2014 as compared to December 31, 2013 relates primarily to $538.5 million in MSR portfolio acquisitions and $214.3 million in servicing rights capitalized upon sales of loans, partially offset by a reduction in fair value. The reduction in fair value of these servicing rights in 2014 was attributed to losses of $124.5 million in changes in valuation inputs or other assumptions and losses of $149.0 million in other changes in fair value which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of principal of loans.
The loss resulting from changes in valuation inputs or other assumptions of $124.5 million in 2014 was due primarily to a higher assumed conditional prepayment rate at December 31, 2014 as compared to December 31, 2013 which was largely driven by a lower interest rate environment and an increase in the FHFA’s housing price index, partially offset by lower future HARP opportunities. The fair value of servicing rights tends to decrease in periods of declining interest rates (as prepayments increase). The decline in the assumed conditional default rate was driven by new portfolio acquisitions that have lower risk profiles, and accordingly, lower assumed conditional default rates. The weighted-average remaining life in years assumption declined due primarily to increased prepayment speeds related to lower interest rates. Discount rates were reduced based on observable market rates.
Included in other changes in fair value above is the realization of expected cash flows and, during 2013, $12.9 million in servicing rights transferred to us for no consideration. The increase in realization of expected cash flows of $30.9 million in 2014 as compared to 2013 was due primarily to acquisitions of servicing rights, including those from loan origination activities, partially offset by slower prepayment speeds than anticipated.
Year Ended December 31, 2013
The gain resulting from changes in valuation inputs or other assumptions of $153.3 million during 2013 was due primarily to overall reductions to assumed conditional prepayment rates and conditional default rates since the acquisitions of the related servicing rights. The decline in assumed conditional prepayment rates resulted primarily from a higher interest rate environment, which was partially offset by the impact of HARP being extended in April 2013 through December 2015 and the increase in the FHFA’s housing price index. The decline in assumed conditional default rates was due primarily to actual performance and the addition of lower delinquency loans to our servicing portfolio. Assumed discount rates remained relatively flat since the acquisitions of servicing rights during 2013. The extension of HAMP in May 2013 to December 2015 also contributed to the change in valuation inputs and other assumptions given expected growth in incentive fees.
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
A summary of key economic inputs and assumptions used in estimating the fair value of the excess servicing spread liability is presented below (dollars in thousands):

December 31, 2014
Unpaid principal balance of accounts related to excess servicing spread liability	$23,465,440
Inputs and assumptions
Weighted-average remaining life in years	7.3
Discount rate	13.60%
Conditional prepayment rate	7.79%
Conditional default rate	1.51%
We made payments of $6.8 million on our excess servicing spread liability during 2014. The change in fair value of our excess servicing spread liability of $2.8 million in 2014 consists of interest expense of $4.9 million, partially offset by a fair value gain of $2.1 million. The fair value gain results primarily from a higher assumed conditional prepayment rate since the sale of the excess servicing spread. The higher assumed conditional prepayment rate is primarily a result of a lower interest rate environment.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $141.4 million in 2014 as compared to 2013 resulting primarily from additional costs associated with growth in the servicing portfolio, which included a higher provision for uncollectible advances of $34.5 million, and $75.6 million in higher legal accruals for loss contingencies and legal expenses due to legal and regulatory matters outside of normal course of business. The higher provision for uncollectible advances is due to the growth in advances from servicing right acquisitions in 2013 and 2014, aging of balances and collection experience.
General and administrative and allocated indirect expenses increased $128.2 million in 2013 as compared to 2012 resulting primarily from additional costs associated with growth in the servicing portfolio and included a $45.6 million increase related to higher costs for compensating interest, a $19.1 million larger provision for uncollectible advances, as well as a $24.4 million increase in loan servicing expenses.
Salaries and Benefits
Salaries and benefits expense increased $30.9 million in 2014 as compared to 2013 due to hiring to support the growth of our business including the hiring of EverBank employees in 2014. Headcount assigned directly to our Servicing segment increased by approximately 400 full-time employees from 3,100 at December 31, 2013 to 3,500 at December 31, 2014.
Salaries and benefits expense increased $62.3 million in 2013 as compared to 2012 resulting primarily from acquisitions made during 2013 and hiring to support the growth of our business. Headcount assigned to our Servicing segment increased by approximately 900 full-time employees, which included approximately 400 employees from our acquisition of the MetLife Bank net assets, from over 2,200 at December 31, 2012 to 3,100 at December 31, 2013.
Interest Expense
Interest expense increased $18.1 million in 2014 as compared to 2013, and increased $21.0 million in 2013 as compared to 2012, primarily as a result of higher average balances of servicing advance liabilities, which are utilized to finance servicer and protective advances, due to the growth of our servicing business as a result of portfolio acquisitions.
Adjusted EBITDA
Adjusted EBITDA increased $46.4 million in 2014 as compared to 2013, and increased $119.1 million in 2013 as compared to 2012, primarily as a result of the growth in our servicing portfolio, partially offset by a larger provision for uncollectible advances.

Originations
Provided below is a summary of results of operations, Adjusted Earnings (Loss) and Adjusted EBITDA for our Originations segment (dollars in thousands):

				Variance
	For the Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Net gains on sales of loans	$462,172	$594,341	$648	$(132,169)	(22)%	$593,693	n/m
Other revenues	19,650	36,100	5,269	(16,450)	(46)%	30,831	n/m
Total revenues	481,822	630,441	5,917	(148,619)	(24)%	624,524	n/m
Salaries and benefits	162,006	174,380	5,069	(12,374)	(7)%	169,311	n/m
General and administrative and allocated indirect expenses	133,888	153,770	3,071	(19,882)	(13)%	150,699	n/m
Interest expense	29,841	28,469	20	1,372	5%	28,449	n/m
Depreciation and amortization	19,007	10,836	132	8,171	75%	10,704	n/m
Total expenses	344,742	367,455	8,292	(22,713)	(6)%	359,163	n/m
Income (loss) before income taxes	137,080	262,986	(2,375)	(125,906)	(48)%	265,361	n/m

Adjustments
Step-up depreciation and amortization	9,903	7,642	132	2,261	30%	7,510	n/m
Share-based compensation expense	3,637	2,517	192	1,120	44%	2,325	n/m
Legal and regulatory matters	907	—	—	907	n/m	—	n/m
Other	6,936	—	(114)	6,936	n/m	114	n/m
Total adjustments	21,383	10,159	210	11,224	110%	9,949	n/m
Adjusted Earnings (Loss)	158,463	273,145	(2,165)	(114,682)	(42)%	275,310	n/m

Adjustments
Depreciation and amortization	9,104	3,194	—	5,910	185%	3,194	n/m
Other	(1,159)	7,754	7	(8,913)	(115)%	7,747	n/m
Total adjustments	7,945	10,948	7	(3,003)	(27)%	10,941	n/m
Adjusted EBITDA	$166,408	$284,093	$(2,158)	$(117,685)	(41)%	$286,251	n/m
The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$10,779,432	$9,993,133	$9,648,214	$5,198,556	$4,608,510	$4,303,715
Retention (2)	8,034,450	7,982,474	8,158,785	10,785,607	9,322,332	8,740,556
Wholesale (3)	194,402	269,619	365,209	1,480,182	1,351,117	1,255,969
Retail (2)	134,509	148,101	141,413	603,021	646,122	627,669
Consumer Direct	128,839	78,406	48,629	—	—	—
Total	$19,271,632	$18,471,733	$18,362,250	$18,067,366	$15,928,081	$14,927,909
_______

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and changes in interest rates.

(2)	Included in retail originations volume for 2013 is activity related to retention initiated by the retail channel.

(3)	The decline in activity associated with our wholesale channel from 2013 is due to our exit from this business in February 2014.

Net Gains on Sales of Loans
Net gains on sales of loans includes realized and unrealized gains and losses on loans, the initial fair value of the capitalized servicing rights upon loan sales, as well as the changes in fair value of our IRLCs and other freestanding derivatives. The amount of net gains on sales of loans is a function of the volume and margin of our originations activity and are impacted by fluctuations in interest rates. A substantial portion of our gains on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes our estimate of the fair value of the MSR we expect to receive upon sale of the loan. We recognize loan origination costs as incurred, which typically aligns with the date of loan funding for consumer originations and the date of loan purchase for correspondent lending. These expenses are primarily included in general and administrative expenses and salaries and benefits on the consolidated statements of comprehensive income (loss).
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
Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	For the Years Ended December 31,			Variance
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Realized gains on sales of loans	$367,314	$214,265	$537	$153,049	71%	$213,728	n/m
Change in unrealized gains on loans held for sale	1,412	24,771	266	(23,359)	(94)%	24,505	n/m
Gains on interest rate lock commitments	21,061	38,126	949	(17,065)	(45)%	37,177	n/m
Gains (losses) on forward sales commitments (1)	(156,201)	111,830	(1,102)	(268,031)	(240)%	112,932	n/m
Losses on MBS purchase commitments (1)	(18,009)	(5,599)	—	(12,410)	222%	(5,599)	n/m
Capitalized servicing rights	214,285	187,749	—	26,536	14%	187,749	n/m
Provision for repurchases	(7,741)	(9,054)	(18)	1,313	(15)%	(9,036)	n/m
Interest income	40,051	32,253	16	7,798	24%	32,237	n/m
Net gains on sales of loans	$462,172	$594,341	$648	$(132,169)	(22)%	$593,693	n/m
_______

(1)	Realized gains (losses) on hedging activities were $(134.8) million and $87.7 million during 2014 and 2013, respectively. There were no realized gains or losses on hedging activities during 2012.

The decrease in net gains on sales of loans in 2014 as compared to 2013 was due primarily to a shift in volume from the higher margin consumer retention channel to the lower margin correspondent lending channel. Higher locked volume, which resulted from having a full twelve months of activity in 2014 as opposed to a condensed period in 2013, was more than offset by the unfavorable change in channel mix. The condensed period in 2013 results from the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and the correspondent lending business from Ally Bank on March 1, 2013. These acquisitions initiated the ramp up of our mortgage loan originations business.
Other Revenues
Other revenues, which consist primarily of origination fee income and interest on cash equivalents, decreased $16.5 million in 2014 as compared to 2013 primarily as a result of lower fees charged to borrowers refinancing loans.
Other revenues increased $30.8 million in 2013 as compared to 2012 as a result of the ramp-up of our mortgage loan originations business in the first quarter of 2013.
Salaries and Benefits
Salaries and benefits expense decreased $12.4 million in 2014 as compared to 2013 primarily as a result of the reduction in workforce in order to align the employee base with the scope and scale of current operations which included our exit from the mortgage wholesale channel, partially offset by higher volume of loans funded during 2014 coupled with a full year of activity in 2014 as compared to a condensed period in 2013.

Salaries and benefits expense increased $169.3 million in 2013 as compared to 2012 as a result of the ramp-up of our mortgage loan originations business in the first quarter of 2013.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $19.9 million in 2014 as compared to 2013 primarily as a result of the management of expenses to align with the scope and scale of current operations, partially offset by a higher volume of loans funded during 2014 coupled with a full year of activity in 2014 as compared to a condensed period in 2013.
General and administrative and allocated indirect expenses increased $150.7 million in 2013 as compared to 2012 as a result of the ramp-up of our mortgage loan originations business in the first quarter of 2013.
Interest Expense
Interest expense consists of interest expense incurred on master repurchase agreements and fluctuates in line with funded volume and cost of debt. Interest expense increased $1.4 million in 2014 as compared to 2013 as a result of a higher average borrowings on master repurchase agreements as a result of a higher volume of loan fundings offset partially by lower average cost of debt. In addition, there was a full year of activity in 2014 as compared to a condensed period in 2013
Interest expense increased $28.4 million in 2013 as compared to 2012 as a result of the ramp-up of our mortgage loan originations business in the first quarter of 2013.
Adjusted Earnings (Loss) and Adjusted EBITDA
Adjusted Earnings and Adjusted EBITDA decreased $114.7 million and $117.7 million, respectively, in 2014 as compared to 2013 due primarily to reduced net gains on sales of loans. During 2013, the business substantially ramped up operations due to first quarter 2013 acquisitions; therefore locked volume was significantly larger than funded volume. As a result, 2013 had higher revenues in relation to expenses. In 2014, the relationship of locked volume to funded volume normalized.
Adjusted Earnings and Adjusted EBITDA increased $275.3 million and $286.3 million, respectively, in 2013 as compared to 2012 as a result of the ramp-up of our mortgage loan originations business in the first quarter of 2013.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Earnings (Loss) and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Years Ended December 31,			Variance
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Net fair value gains on reverse loans and related HMBS obligations	$109,972	$120,382	$7,279	$(10,410)	(9)%	$113,103	n/m
Net servicing revenue and fees	35,446	27,342	4,428	8,104	30%	22,914	n/m
Net gains on sales of loans	—	4,633	—	(4,633)	(100)%	4,633	n/m
Other revenues	11,743	15,307	1,858	(3,564)	(23)%	13,449	n/m
Total revenues	157,161	167,664	13,565	(10,503)	(6)%	154,099	n/m
General and administrative and allocated indirect expenses	86,830	73,648	3,640	13,182	18%	70,008	n/m
Salaries and benefits	77,264	74,106	4,351	3,158	4%	69,755	n/m
Depreciation and amortization	9,334	11,145	1,236	(1,811)	(16)%	9,909	n/m
Interest expense	3,773	7,974	1,217	(4,201)	(53)%	6,757	n/m
Goodwill impairment	82,269	—	—	82,269	n/m	—	n/m
Other expenses, net	2,116	439	—	1,677	382%	439	n/m
Total expenses	261,586	167,312	10,444	94,274	56%	156,868	n/m
Income (loss) before income taxes	(104,425)	352	3,121	(104,777)	n/m	(2,769)	n/m

Adjustments
Goodwill impairment	82,269	—	—	82,269	n/m	—	n/m
Fair value to cash adjustment for reverse loans	(24,602)	17,995	2,554	(42,597)	(237)%	15,441	n/m
Step-up depreciation and amortization	7,081	9,546	1,101	(2,465)	(26)%	8,445	n/m
Transaction and integration costs	3,500	—	—	3,500	n/m	—	n/m
Legal and regulatory matters	24,297	—	—	24,297	n/m	—	n/m
Share-based compensation expense	2,315	1,278	153	1,037	81%	1,125	n/m
Other	2,445	11,142	—	(8,697)	(78)%	11,142	n/m
Total adjustments	97,305	39,961	3,808	57,344	143%	36,153	n/m
Adjusted Earnings (Loss)	(7,120)	40,313	6,929	(47,433)	(118)%	33,384	n/m

Adjustments
Amortization of servicing rights	2,683	3,526	706	(843)	(24)%	2,820	n/m
Depreciation and amortization	2,253	1,599	135	654	41%	1,464	n/m
Non-cash interest income	(130)	(429)	(119)	299	(70)%	(310)	n/m
Interest expense on debt	26	40	—	(14)	(35)%	40	n/m
Other	60	83	22	(23)	(28)%	61	n/m
Total adjustments	4,892	4,819	744	73	2%	4,075	n/m
Adjusted EBITDA	$(2,228)	$45,132	$7,673	$(47,360)	(105)%	$37,459	n/m

Reverse Mortgage Servicing Portfolio
Provided below are summaries of the activity in our third-party servicing portfolio for our reverse mortgage business, which includes accounts serviced for third parties for which we earn servicing revenue and, thus, excludes servicing performed related to reverse loans and real estate owned that have been recognized on our consolidated balance sheets, as the reverse loan transfer was accounted for as a secured borrowing (dollars in thousands):

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Unpaid principal balance of accounts associated with our reverse loan third-party servicing portfolio
Balance at beginning of the year	44,663	$7,690,304	42,855	$7,454,306
New business added	9,942	1,300,259	5,921	685,218
Other additions (1)	—	489,287	—	439,975
Payoffs, sales and curtailments	(4,409)	(852,904)	(4,113)	(889,195)
Balance at end of the year	50,196	$8,626,946	44,663	$7,690,304
_________

(1)	Other additions include additions to the principal balance serviced related to interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our servicing portfolio associated with reverse mortgages (dollars in thousands):

	At December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	$50,196	$8,626,946	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	60,302	9,404,169
Total servicing portfolio associated with reverse mortgages	$110,498	$18,031,115

	At December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse mortgages	$44,663	$7,690,304	0.16%
On-balance sheet residential loans and real estate owned associated with reverse mortgages	52,196	8,167,516
Total servicing portfolio associated with reverse mortgages	$96,859	$15,857,820

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations which are recorded on our consolidated balance sheets (in thousands):

	For the Years Ended December 31,			Variance
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Interest income on reverse loans	$398,925	$347,497	$44,314	$51,428	15%	$303,183	n/m
Interest expense on HMBS related obligations	(372,346)	(321,820)	(41,114)	(50,526)	16%	(280,706)	n/m
Net interest income on reverse loans and HMBS related obligations	26,579	25,677	3,200	902	4%	22,477	n/m

Change in fair value of reverse loans	35,272	(239,417)	20,716	274,689	(115)%	(260,133)	n/m
Change in fair value of HMBS related obligations	48,121	334,122	(16,637)	(286,001)	(86)%	350,759	n/m
Net change in fair value on reverse loans and HMBS related obligations	83,393	94,705	4,079	(11,312)	(12)%	90,626	n/m
Net fair value gains on reverse loans and related HMBS obligations	$109,972	$120,382	$7,279	$(10,410)	(9)%	$113,103	n/m
Net fair value gains on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or bought out of securitization pools, net of interest expense on HMBS related obligations and the change in fair value of these assets and liabilities. Economic gains due to loan origination activities result from bulk market pricing exceeding the cost of the origination or acquisition of the loan as well as changes in fair value resulting from changes to market pricing on HECMs and HMBS. No gain or loss is recognized upon securitization of reverse loans as these transactions are accounted for as secured borrowings.
While we had growth in both reverse loans and HMBS related obligations, we also had an increase in nonperforming reverse loans, which have lower interest rates than performing loans and as a result, net interest income was relatively flat in 2014 as compared to 2013. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value decreased by $53.9 million primarily as a result of lower new origination volume, partially offset by a higher volume of securitizations of tails. Total securitization volume declined by 49%. Non-cash fair value adjustments included in the change in fair value increased favorably by $42.6 million due to the tightening of spreads between reverse loans and HMBS related obligations resulting from changes in market pricing for HECMs and HMBS.
Net interest income increased $22.5 million in 2013 as compared to 2012 due primarily to having a full year of reverse mortgage business during 2013 rather than two months in 2012 as well as overall growth in the reverse mortgage on-balance sheet portfolio. The unpaid principal balance of reverse loans increased by $2.7 billion during 2013 to $8.1 billion at December 31, 2013 while the balance outstanding on HMBS related obligations increased by $2.8 billion during 2013 to $8.0 billion at December 31, 2013. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value increased by $106.1 million primarily as a result of higher reverse loan volume due to having a full year of activity in 2013. Non-cash fair value adjustments included in the change in fair value resulted in higher losses of $15.4 million due to the change in market pricing for HECMs and HMBS.
Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	For the Years Ended December 31,		Variance
	2014	2013	$	%
Funded volume	$1,457,122	$2,897,579	$(1,440,457)	(50)%
Securitized volume	1,480,085	2,882,344	(1,402,259)	(49)%
The decline in both funded and securitized volume during 2014 as compared to 2013 is due primarily to regulatory changes to the HECM program, and to a lesser degree, a new entrant in the reverse mortgage lending space. Regulatory changes impacted reverse mortgage loan products available to borrowers and reduced the available principal to be drawn initially by borrowers, deferring a significant amount of cash flow to future years.

Net Servicing Revenue and Fees
Net servicing revenue and fees for the reverse mortgage business consists of contractual servicing fees and ancillary and other fees related to our third-party reverse mortgage portfolio offset by amortization of servicing rights. A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Years Ended December 31,			Variance
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Servicing fees	$13,043	$11,670	$2,233	$1,373	12%	$9,437	n/m
Incentive and performance fees	21,256	15,001	2,457	6,255	42%	12,544	n/m
Ancillary and other fees	3,830	4,197	444	(367)	(9)%	3,753	n/m
Servicing revenue and fees	38,129	30,868	5,134	7,261	24%	25,734	n/m
Amortization of servicing rights	(2,683)	(3,526)	(706)	843	(24)%	(2,820)	n/m
Net servicing revenue and fees	$35,446	$27,342	$4,428	$8,104	30%	$22,914	n/m
The growth in net servicing revenue and fees of $8.1 million in 2014 as compared to 2013 was due primarily to the growth in the servicing portfolio and an increase in incentive and performance fees, which are primarily real estate owned management fees. Based on discussions with a counterparty, we expect a contract for which we earn such management fees will be phased out over the next year. Fees associated with this contract approximated 75% of incentive and performance fees in 2014.
Net servicing revenue and fees increased $22.9 million in 2013 as compared to 2012 due primarily to a full year of activity during 2013 rather than two months of activity in 2012.
Net Gains on Sales of Loans
Subsequent to April 2013 through 2014, we have not sold any reverse loans to third parties and all reverse loans purchased and originated are securitized by RMS and as such remain on the consolidated balance sheet as collateral for HMBS related obligations. No gain or loss is recognized upon securitization of reverse loans. As a result, there were no gains on sales of loans recognized by our Reverse Mortgage segment subsequent to April 30, 2013.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $13.2 million in 2014 as compared to 2013 due primarily to $24.3 million in higher legal accruals for loss contingencies and legal expenses due to legal and regulatory matters outside of normal course of business and $3.5 million of transaction costs resulting from an unsuccessful acquisition. These expenses were partially offset by a decrease of $12.8 million in the provision for our curtailment liability and our provision for uncollectible advances and uncollectible receivables and other insignificant variances related to other expenses.
General and administrative and allocated indirect expenses increased $70.0 million in 2013 as compared to 2012, which was largely due to a full year of expenses in 2013 as compared to two months in 2012. The growth in expenses included a $22.8 million increase in loan servicing and portfolio expenses, which included a $6.3 million provision for curtailment; a $10.0 million increase in legal and professional fees, and an $8.0 million increase in advertising. No provision for curtailment was recorded during 2012.
Interest Expense
Interest expense primarily consists of interest expense incurred on master repurchase agreements and fluctuates in line with funded volume and cost of debt. Interest expense decreased $4.2 million in 2014 as compared to 2013 due primarily to lower average borrowings on master repurchase agreements resulting from a lower amount of unsecuritized HECMs and lower cost of debt.
Interest expense increased $6.8 million in 2013 as compared to 2012 due primarily to a full year of activity during 2013 rather than two months of activity in 2012.
Goodwill Impairment
We incurred an $82.3 million impairment charge as a result of a goodwill evaluation performed in the second quarter of 2014. The evaluation indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill was less than its carrying value, therefore requiring the impairment charge. Refer to Note 13 in the Notes to Consolidated Financial Statements for further discussion.

Adjusted Earnings (Loss) and Adjusted EBITDA
Adjusted Earnings (Loss) and Adjusted EBITDA decreased $47.4 million in 2014 as compared to 2013. The decrease in these non-GAAP financial measures was due primarily to the decline in cash generated from originations discussed above.
Adjusted Earnings and Adjusted EBITDA increased $33.4 million and $37.5 million, respectively, in 2013 as compared to 2012. The increase in these non-GAAP financial measures was due to primarily to the increase in cash generated from originations and net interest income, partially offset by higher expenses as discussed above. In 2013, we had a full year of reverse mortgage business activity rather than two months of activity in 2012.
Other Non-Reportable
Other Revenues
Other revenues for our Other non-reportable segment consist primarily of asset management performance fees in 2014, and to a lesser extent, asset management advisory fees and other interest income. Other revenues increased $29.5 million in 2014 as compared to 2013 due primarily to $36.8 million in asset management performance fees collected and earned in connection with the asset management of a fund during 2014, partially offset by a decline in asset management advisory fees. Other revenues increased $2.5 million in 2013 as compared to 2012.
Interest Expense
Interest expense for our Other non-reportable segment relates to our corporate debt. Interest expense on corporate debt increased $24.3 million in 2014 as compared to 2013 due primarily to a higher average balance of our corporate debt due to corporate debt transactions throughout 2013. These transactions increased average corporate debt by $502.9 million in 2014 and included incremental borrowings under our 2012 Term Loan and related subsequent refinancing activities under our 2013 Term Loan and the issuance of our Senior Notes. The increase in the average balance of our corporate debt was partially offset by a decrease in the average rate of 0.48% in 2014 related to the financing transactions which resulted in a lower cost of debt.
Interest expense on corporate debt increased $46.1 million in 2013 as compared to 2012 due primarily to a higher average balance of our corporate debt due to corporate debt transactions during 2013 as discussed above. These transactions increased average corporate debt by $1.0 billion, which was partially offset by a decrease in the average rate of 3.72% resulting in a lower cost of debt.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of changes to legislation and related rules. Our liquidity is measured as our and our subsidiaries’ cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver, as described under the Corporate Debt section below. At December 31, 2014, our liquidity was $378.1 million. At December 31, 2014, we had contractual obligations, subject to certain conditions, to utilize approximately $78.0 million of this amount to fund acquisitions of servicing rights, including related servicer and protective advances, as well as our remaining capital contribution to WCO.
Our practice is to maintain our liquidity at a level sufficient to fund certain known or expected payments and to fund our working capital needs. Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our 2013 Revolver, master repurchase agreements, mortgage loan servicing advance facilities, issuance of HMBS and excess servicing spread financing arrangements.
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next 12 months. We expect to generate adequate cash flows to fund our operations principally from our servicing and origination operations and expect to fund future growth opportunities with capital obtained from available cash on hand and external sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing. Our liquidity outlook assumes the renewal of existing mortgage loan servicing advance facilities and mortgage loan and reverse loan master repurchase agreements. We may access the capital markets from time to time to augment our liquidity position as our business dictates, which includes our ability to offer and sell securities under our shelf registration statement described below. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.
We used the net proceeds of $561.3 million from our private offering of Senior Notes and our $1.5 billion 2013 Term Loan to finance the acquisition of MSRs, to repay indebtedness outstanding under our then existing 2012 Term Loan, to pay related fees and expenses, and for general corporate purposes.
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
We have an effective shelf registration statement on file with the SEC for an indeterminate number of securities that is effective for three years (expires January 13, 2018), after which time we expect to be able to file another shelf registration statement that would be in place for another three year term. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time securities, including common stock, debt securities, preferred stock, warrants and units.
Mortgage Loan Servicing Business
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to pay taxes, insurance and foreclosure costs and various other items, referred to as protective advances. Protective advances are required to preserve the collateral underlying the residential loans being serviced. In addition, we advance our own funds to meet contractual payment requirements for investors. In the normal course of business, we borrow money from various counterparties who provide us with financing to fund a portion of our mortgage loan related servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Our ability to fund servicing advances is a significant factor that affects our liquidity and we depend upon our ability to secure these types of arrangements on acceptable terms and to renew or replace existing financing facilities as they expire. However there can be no assurance that these facilities will be available to us in the future. The servicing advance financing agreements that support our servicing operations are discussed below.
Servicing Advance Liabilities
Our subsidiaries have servicing advance facilities with several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund servicer and protective advances that are our responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.5 billion at December 31, 2014. The interest rates on these facilities and the Early Advance Reimbursement Agreement are primarily based on LIBOR plus between 1.80% and 4.00% and have various expiration dates through December 2015. Payments on the amounts due under these agreements are paid from proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts. Accordingly, repayment of the facilities and amounts due under the Early Advance Reimbursement Agreement are dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities are non-recourse to the Company. Refer to additional information at Note 4 in the Notes to Consolidated Financial Statements.
Servicing Advance Facilities
In December 2014, one of our subsidiaries entered into an amended servicer advance financing facility, increasing the capacity available under this agreement from $100 million to $1.2 billion. The facility provides funding for servicer and protective advances made by Green Tree Servicing in connection with its servicing of Fannie Mae and Freddie Mac mortgage loans. Approximately $1.1 billion of the facility was drawn and used to repay $765 million of amounts due under the Early Advance Reimbursement Agreement with Fannie Mae, pay certain fees and expenses associated with the facility, fund certain collateral reserve and other accounts required by the facility, and for general corporate purposes.
Pursuant to this agreement, variable funding notes were issued to one counterparty having an initial aggregate principal balance of approximately $1.1 billion. The maximum permitted principal balance of the variable funding notes that can be drawn at any given time is dependent upon the amount of eligible collateral owned and may not exceed $1.2 billion in the aggregate. The collateral securing the variable funding notes consists primarily of rights to reimbursement for servicer and protective advances in respect of mortgage loans serviced by Green Tree Servicing on behalf of Freddie Mac and Fannie Mac.

The variable funding notes were issued in four classes. The interest on the notes is based on LIBOR plus a per annum margin ranging from 1.80% to 4.00%. We may repay and redraw the variable funding notes issued for 364-days from and including December 19, 2014, subject to the satisfaction of various funding conditions. If such 364-day period is not extended, the notes will become due and payable on January 15, 2016.
The facility's base indenture and indenture supplement include facility early amortization events and target amortization events customary for financings of this type, including facility early amortization events and target amortization events related to breaches of covenants, defaults under certain other material indebtedness, material judgments, certain financial tests, certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and indenture supplement and change of control. Upon the occurrence of an event of default, the administrative agent and the lenders have the right to terminate all commitments and accelerate the variable funding notes under the base indenture, enforce their rights with respect to the collateral and take certain other actions. The events of default include the occurrence of any facility early amortization event, failure to make payments, failure to pay the entire note balance on the first payment date under the base indenture following the occurrence of a target amortization event, failure of Green Tree Servicing to satisfy various deposit and remittance obligations as servicer of certain mortgage loans, the requirement of the Company's subsidiary, Green Tree Agency Advance Funding Trust I, to be registered as an “investment company” under the Investment Company Act of 1940, as amended, incorrect representations and bankruptcy events.
In connection with this facility, we received a Fannie Mae Acknowledgment Agreement, dated as of December 19, 2014, and a Freddie Mac Consent, dated as of January 17, 2014, which (i) in the case of Fannie Mae, waived or (ii) in the case of Freddie Mac, subordinated, their respective rights of set-off against rights to reimbursement for certain servicer advances and delinquency advances subject to this facility. The Fannie Mae Acknowledgment Agreement remains in effect unless Fannie Mae withdraws its consent (i) at each yearly anniversary of the agreement by providing thirty days' advance written notice or (ii) upon certain other specified events. The Freddie Mac Consent automatically renews for successive annual terms, however Freddie Mac may terminate its consent on thirty days' written notice. If either Fannie Mae or Freddie Mac were to withdraw such waiver or subordination, as applicable, of its respective rights of set-off, the ability of the Company to increase its draws on the variable funding notes or maintain the drawn balances thereunder could be materially limited or eliminated.
At December 31, 2014, we had $1.2 billion outstanding under all the servicing advance facilities, including the amended financing facility discussed above, which have an aggregate capacity of $1.3 billion. The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that certain of our subsidiaries maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. During the first quarter of 2014, one of the facilities (the Receivables Loan Agreement) was amended to remove the covenant relating to the Company's requirement to maintain a minimum annual net cash provided by operating activities and to add other customary financial covenants, including indebtedness to tangible net worth ratio requirements, and minimum liquidity. Our subsidiaries were in compliance with these financial covenants at December 31, 2014.
Early Advance Reimbursement Agreement
Green Tree Servicing's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Green Tree Servicing under its Fannie Mae servicing agreements. In December 2014, we entered into an amendment to the Early Advance Reimbursement Agreement to remove certain loans and servicing advances as eligible advances from the agreement and decrease the maximum aggregate amount of periodic early reimbursement amounts to be made by Fannie Mae to $200 million from $950 million. In connection with this amendment, we paid Fannie Mae approximately $765 million from proceeds realized from the newly amended servicer advance financing facility described above. This agreement expires on March 31, 2015. If not renewed, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable.
The Early Advance Reimbursement Agreement with Fannie Mae also includes certain “Stop Events,” such as: (i) the failure of Green Tree Servicing to comply with the terms of the agreement; (ii) the failure of Green Tree Servicing to be an approved Fannie Mae servicer; and (iii) the occurrence of an event of default under Green Tree Servicing’s mortgage selling and servicing contract or any master agreement with Fannie Mae which has not been waived by Fannie Mae or cured as may be allowed under the applicable agreement. Fannie Mae may also declare a “Stop Event” 120 days after providing Green Tree Servicing with written notice of its intent to do so. Were a Stop Event to occur and not be waived by Fannie Mae, Fannie Mae would have the option to terminate the Early Advance Reimbursement Agreement. In the event Fannie Mae elected to terminate the Early Advance Reimbursement Agreement, collections recovered during the 18 months following the occurrence of the Stop Event would be required to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At December 31, 2014, we had borrowings of $168.7 million under the Early Advance Reimbursement Agreement which has a capacity of $200.0 million.

Mortgage Loan Originations Business
Master Repurchase Agreements
We utilize master repurchase agreements to support our origination or purchase of mortgage loans. These agreements were entered into by Green Tree Servicing and Ditech. The facilities had an aggregate capacity of $2.0 billion at December 31, 2014. At December 31, 2014, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 2.95% and have various expiration dates through September 2015. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume, however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity includes $1.2 billion of committed funds and $850.0 million of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Green Tree Servicing and Ditech under the master repurchase agreements are guaranteed by the Company. We had $1.0 billion of short-term borrowings under these master repurchase agreements at December 31, 2014, which included $98.8 million of borrowings utilizing uncommitted funds.
All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. For the quarter ended December 31, 2014, two of Green Tree Serving’s master repurchase agreements were amended to allow for a net loss related to their respective minimum profitability covenants. Without these amendments, Green Tree Servicing would not have been in compliance with these covenants for the quarter ended December 31, 2014. As a result of Green Tree Servicing obtaining these amendments, the Company's subsidiaries were in compliance with these financial covenants at December 31, 2014.
Representations and Warranties
In conjunction with our originations business, we provide representations and warranties on loan sales. We sell substantially all of our originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. We sell conventional conforming and government-backed mortgage loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. We also sell non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that the loans sold are in breach of these representations or warranties, we generally have an obligation to either: (i) repurchase the loan for the unpaid principal balance, accrued interest, and related advances, (ii) indemnify the purchaser, or (iii) make the purchaser whole for the economic benefits of the loan.
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At December 31, 2014, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties is $31.2 billion, and is based on the original unpaid principal balance of loans sold from the beginning of 2013 through the year ended December 31, 2014 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
A rollforward of the liability associated with representations and warranties is included below (in thousands):

	For the Years Ended December 31,
	2014	2013
Balance at beginning of the year	$9,134	$75
Provision for new sales	7,741	9,059
Change in estimate of existing reserves	(5,068)	—
Net realized losses on repurchases	(848)	—
Balance at end of the year	$10,959	$9,134

The change in estimate of existing reserves during 2014 is due primarily to timely payment history on loans originated under HARP and lower history of actual origination defects as compared to original expectation.
A rollforward of loan repurchase requests is included below (dollars in thousands). Activity during 2013 was insignificant.

	For the Year Ended December 31, 2014
	No. of Loans	Unpaid Principal Balance
Balance at beginning of the year	10	$2,324
Repurchases and indemnifications	(16)	(3,607)
Claims initiated	115	28,032
Rescinded	(61)	(15,240)
Balance at end of the year	48	$11,509

Reverse Mortgage Business
Master Repurchase Agreements
Through RMS we finance the origination or purchase of reverse loans and repurchase of certain HECMs out of Ginnie Mae securitization pools with warehouse facilities under master repurchase agreements. The facilities have an aggregate capacity amount of $245.0 million, which includes $55.0 million of capacity available to repurchase HECMs. The interest rates on the facilities are primarily based on LIBOR plus between 2.38% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through September 2015. These facilities are secured by the underlying asset and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is from proceeds received on the securitization of the underlying reverse loans, claim proceeds received from HUD or liquidation proceeds from sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan origination volume; however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity includes $25.0 million of committed funds and $220.0 million of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate reverse loans or repurchase HECMs, the counterparties have no obligation to fulfill such request. All obligations of RMS under the master repurchase agreements are guaranteed by the Company. We had $166.1 million of short-term borrowings under these master repurchase agreements at December 31, 2014, which included $145.0 million of borrowings utilizing uncommitted funds.
All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. RMS was in compliance with its financial covenants on warehouse borrowings at December 31, 2014.
Reverse Loan Securitizations
We fund reverse loans through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheet as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At December 31, 2014, we had $9.2 billion in unpaid principal balance outstanding on the HMBS related obligations. At December 31, 2014, $9.9 billion of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
Borrower remittances received on the reverse loans, if any, and proceeds received from the sale of real estate owned and our funds, as well as warehouse facilities, used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to Ginnie Mae, who will then remit the payments to the holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned and events of default as stipulated in the reverse loan agreements with borrowers. Refer to the below for additional information on repurchases of reverse loans.

HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 30 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. We rely upon our Ginnie Mae Buyout Facilities and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of our obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan.
Obligations of Servicer
Similar to our mortgage loan servicing business, our reverse mortgage servicing agreements impose on us obligations to advance our own funds to meet contractual payment requirements for customers and investors and to pay protective advances, which are required to preserve the collateral underlying the residential loans being serviced. We rely upon operating cash flows to fund these obligations.
As servicer of reverse loans, we are also obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $1.1 billion at December 31, 2014. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Excess Servicing Spread Liability
On July 1, 2014, we completed an excess servicing spread transaction with WCO whereby we sold 70% of the excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $25.2 billion, to WCO for a sales price of $75.4 million. We recognize the proceeds from the sale of excess servicing as a financing arrangement. We elected to record the excess servicing spread liability at fair value similar to the related servicing rights. At December 31, 2014, the carrying value of our excess servicing spread liability was $66.3 million, the repayment of which is based on future servicing fees received from residential loans underlying the servicing rights.
Corporate Debt
Term Loans and Revolver
In October 2012, we repaid and terminated our $265 million 2011 Second Lien Term Loan with funds obtained through the issuance of the Convertible Notes. Refer to further discussion in the Convertible Notes section below. In November 2012, we refinanced our $500 million 2011 First Lien Term Loan with the $700 million 2012 Term Loan, and refinanced our $90 million revolver with a $125 million 2012 Revolver.
We entered into several amendments to the 2012 Term Loan during 2013. These amendments provided for, among other things, an increase to certain financial ratios that govern our ability to incur additional indebtedness and incremental secured term loans of $1.1 billion in the aggregate.
On December 19, 2013, we entered into the 2013 Secured Credit Facilities with third-party lenders. Under the 2013 Secured Credit Facilities, we refinanced our 2012 Term Loan with the $1.5 billion 2013 Term Loan, and refinanced our 2012 Revolver with the $125 million 2013 Revolver.
Our obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets and substantially all assets of the guarantor subsidiaries, subject to certain exceptions, such as the assets of the consolidated Residual and Non-Residual Trusts and consolidated financing entities, as well as the residential loans and real estate owned of the Ginnie Mae securitization pools that have been recorded on our consolidated balance sheets.

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
An amount of up to $25.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. During 2014, there were no borrowings or repayments under the 2013 Revolver. At December 31, 2014, we had $0.3 million outstanding in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year.
The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in our 2013 Secured Credit Facilities at December 31, 2014.
Senior Notes
In December 2013, we completed the sale of $575 million Senior Notes, which generated cash proceeds of $561.3 million after debt issuance costs. We used the net proceeds to make deposits on the acquisition of MSRs, to repay $300.0 million of indebtedness outstanding under our then existing 2012 Term Loan, to pay related fees and expenses and for general corporate purposes. The Senior Notes pay interest semi-annually at an interest rate of 7.875% accruing from December 17, 2013 with payments commencing in June 2014. The Senior Notes mature on December 15, 2021. The Senior Notes were offered and sold in a transaction exempt from the registration requirements under the Securities Act, and resold to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 17, 2013, among the Company, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. The Senior Notes are guaranteed on an unsecured senior basis by each of our current and future wholly-owned domestic subsidiaries that guarantee our obligations under our 2013 Term Loan. On October 14, 2014, we filed with the SEC a registration statement under the Securities Act so as to allow holders of the Senior Notes to exchange their Senior Notes for the same principal amount of a new issue of notes with identical terms, except that the exchange notes are not subject to certain restrictions on transfer. The registration statement was declared effective by the SEC on October 27, 2014, the exchange offer expired on November 25, 2014, and settlement occurred on December 2, 2014.
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
If a change of control, as defined under the Senior Notes Indenture, occurs, the holders of our Senior Notes may require that we purchase with cash all or a portion of these Senior Notes at a purchase price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the redemption date.
The Senior Notes Indenture contains restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in the Senior Notes Indenture at December 31, 2014.
Convertible Notes
In October 2012, we closed on a registered underwritten public offering of $290 million Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per year, and mature on November 1, 2019.
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
Since January 2008 Trust 2006-1 exceeded certain triggers and has not provided any excess cash flow to us. From April 2014 through September 2014, Trust 2006-1 passed the delinquency rate trigger, but failed it again throughout the fourth quarter of 2014. In addition, Trust 2006-1 continued to fail the cumulative loss rate trigger during 2014 and, therefore, could not provide excess cash flow to us. In February 2014, Trust VII failed the cumulative loss rate trigger, but passed such trigger beginning in April 2014 and as a result, residual cash flow from Trust VII was allowed to flow to us. From September 2012 to February 2013, Trust 2005-1 exceeded the delinquency trigger level of 8.00%. At March 31, 2013, the delinquency trigger for Trust 2005-1 was cured and remains cured at December 31, 2014 allowing residual cash flows to continue to flow to us.

Provided below is a table summarizing the unpaid principal balance of the outstanding mortgage-backed debt and the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts (dollars in thousands):

	Unpaid Principal Balance	Delinquency Trigger	Delinquency Rate		Cumulative Loss Trigger	Cumulative Loss Rate
			December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013
Mid-State Trust IV	$40,018	(1)	—	—	10.00%	4.41%	4.38%
Mid-State Trust VI	64,720	8.00%	3.70%	3.15%	8.00%	5.42%	5.36%
Mid-State Trust VII	71,120	8.50%	2.79%	2.98%	1.50%	0.73%	1.43%
Mid-State Trust VIII	78,216	8.50%	3.63%	3.66%	1.50%	0.32%	1.37%
Mid-State Trust X	135,912	8.00%	3.81%	3.70%	8.00%	7.49%	7.60%
Mid-State Trust XI	119,564	8.75%	4.28%	3.55%	8.75%	7.04%	6.52%
Mid-State Capital Corporation 2004-1 Trust	107,329	8.00%	4.64%	4.67%	8.00%	3.99%	3.67%
Mid-State Capital Corporation 2005-1 Trust	122,382	8.00%	6.34%	6.66%	8.00%	5.05%	4.46%
Mid-State Capital Corporation 2006-1 Trust	134,733	8.00%	8.62%	8.85%	7.50%	8.76%	8.02%
Mid-State Capital Trust 2010-1	161,577	10.50%	8.22%	8.69%	5.50%	4.10%	2.78%
WIMC Capital Trust 2011-1	64,218	(1)	—	—	(1)	—	—
_________

(1)	Relevant trigger is not applicable per the underlying trust agreements.
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. The total unpaid principal balance of mortgage-backed debt was $1.8 billion and $1.9 billion at December 31, 2014 and 2013, respectively.
At December 31, 2014, mortgage-backed debt was collateralized by $2.2 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.2 million. We expect to finance the capital required to exercise the mandatory clean-up call primarily through cash on hand, asset-backed financing or in partnership with a capital provider, or through any combination of the foregoing. However, there can be no assurance that we will be able to sell the obligation or obtain financing through the capital markets when needed. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.

Contractual Obligations
The following table summarizes, by remaining maturity, our future cash obligations at December 31, 2014 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Indeterminate Maturity	Total
Corporate debt
Principal	$16,651	$30,480	$320,000	$1,985,000	—	$2,352,131
Interest (1)	129,576	257,178	254,095	155,982	—	796,831
Total corporate debt	146,227	287,658	574,095	2,140,982	—	3,148,962
Warehouse borrowings (2)	1,176,956	—	—	—	—	1,176,956
Operating leases	24,671	39,659	18,565	7,552	—	90,447
Mandatory call obligation	—	100,827	316,420	—	—	417,247
HMBS related obligations (3)	—	—	—	—	9,172,083	9,172,083
Acquisitions of servicing rights and related advances (4)	44,019					44,019
Unfunded commitments associated with the Originations segment (5)	4,672,924	—	—	—	—	4,672,924
Unfunded commitments associated with the Reverse Mortgage segment (5) (6)	149,240	—	—	—	1,073,603	1,222,843
Unfunded commitments associated with WCO (5)	—	—	—	—	12,900	12,900
Early Advance Reimbursement Agreement (7)	168,737	—	—	—	—	168,737
Revolving Credit Agreement (7)	36,891	—	—	—	—	36,891
Uncertain tax positions	—	—	—	—	14,914	14,914
Total	$6,419,665	$428,144	$909,080	$2,148,534	$10,273,500	$20,178,923
_______

(1)
Amounts relate to future cash payments for interest expense on our 2013 Term Loan, Convertible Notes and Senior Notes and are calculated by multiplying outstanding principal balances by the respective interest rate for each commitment at December 31, 2014. Refer to Note 20 in the Notes to Consolidated Financial Statements for further information regarding corporate debt.

(2)	Our warehouse borrowings are repaid primarily with proceeds from sales of mortgage loans and securitizations of reverse loans.

(3)
HMBS related obligations have no stated maturity. The maturity of HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned and events of default as stipulated in the reverse loan agreements with borrowers.

(4)	Contractual obligations associated with acquisitions of servicing rights and related advances for which the Company has executed an agreement.

(5)	Refer to Note 4 and Note 29 in the Notes to Consolidated Financial Statements for further information regarding unfunded commitments.

(6)
Unfunded commitments of $1.1 billion presented under Indeterminate Maturity above represents the aggregate unfunded borrowing capacity of borrowers under our reverse loans at December 31, 2014. This amount includes $599.3 million in capacity that was available to be drawn by borrowers at December 31, 2014 and $474.3 million in capacity that will become eligible to be drawn by borrowers throughout 2015 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing.

(7)
Our Early Advance Reimbursement Agreement and Revolving Credit Agreement are included in servicing advance liabilities on our consolidated balance sheets. Collections of advances that have been reimbursed under the Early Advance Reimbursement Agreement require remittance upon collection to settle the outstanding balance. We are required to remit 80% of advances reimbursed under the Revolving Credit Agreement to settle the balance outstanding under the agreement.

We exclude from the table above the amounts due under the Receivables Loan Agreement and the Indenture Agreement, which are included in servicing advance liabilities in our consolidated balance sheets. The Receivables Loan Agreement and the Indenture Agreement are non-recourse to us. Payments under these facilities are required upon collection of the underlying advances that have been reimbursed under the agreement.
Our excess servicing spread liability has been excluded from the table above as its repayment is based on future servicing fees received from residential loans underlying the servicing rights.
We exclude mortgage-backed debt from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in the securitization trusts and by the $265.2 million in LOCs available for certain Non-Residual Trusts.
Operating lease obligations include (i) leases for our principal operating locations in Tampa, Florida and Saint Paul, Minnesota; (ii) leases for our centralized servicing operations in Tempe, Arizona; Rapid City, South Dakota; Fort Worth, Texas; Irving, Texas; and

Jacksonville, Florida; (iii) leases related to our reverse mortgage operations located in Tempe, Arizona; San Diego, California; Spring, Texas; and Charlotte, North Carolina; (iv) a lease for our originations operations located in Fort Washington, Pennsylvania; and (v) other regional servicing and originations operations.
Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs and also requirements under servicing advance facilities and master repurchase agreements, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, the Company’s selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked.

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
After taking into account the waivers described above as well as amendments to two of Green Tree Servicing's master repurchase agreements as discussed in the Mortgage Loan Originations Business section, all of the Company' subsidiaries were in compliance with all of their capital requirements at December 31, 2014 and 2013. Refer to Note 28 to the Consolidated Financial Statements for the required and actual adjusted net worth, as defined by the applicable agreement, for the most restrictive covenant applicable to each of the Company's three largest operating subsidiaries.
Common Stock Offering
In October 2012, we completed a registered underwritten public offering of 6,900,000 shares of our common stock under our 2012 Common Stock Offering. The shares were sold at a price to the public of $42.00 per share. We generated net proceeds of approximately $276.1 million from the 2012 Common Stock Offering after deducting underwriting discounts and commissions and offering expenses. Subsequently, we used the net proceeds to partially fund our acquisitions of RMS and the ResCap net assets. Refer to Note 3 in the Notes to Consolidated Financial Statements for further discussion.
Common Stock Issuances for Acquisitions
In November 2012, we issued 891,265 shares to partially fund the acquisition of RMS. Refer to Note 3 in the Notes to Consolidated Financial Statements for further information.

Dividends
We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion or debt repayment, among other things. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our 2013 Credit Agreement and the Senior Notes Indenture. Refer to the Corporate Debt section above.
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Years Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Cash flows provided by (used in) operating activities:
Net income (loss) adjusted for non-cash operating activities	$(155,149)	$(224,952)	$147,918	$69,803	$(372,870)
Changes in assets and liabilities	(213,203)	(983,868)	(72,024)	770,665	(911,844)
Net cash provided by (used in) originations activities (1)	164,082	(601,655)	(6,274)	765,737	(595,381)
Cash flows provided by (used in) operating activities	(204,270)	(1,810,475)	69,620	1,606,205	(1,880,095)
Cash flows used in investing activities	(1,244,111)	(3,776,083)	(451,353)	2,531,972	(3,324,730)
Cash flows provided by financing activities	1,276,671	5,636,389	805,048	(4,359,718)	4,831,341
Net increase (decrease) in cash and cash equivalents	$(171,710)	$49,831	$423,315	$(221,541)	$(373,484)
_________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sales and payments.
Operating Activities
Cash used in operating activities of $204.3 million in 2014 decreased $1.6 billion from $1.8 billion in 2013. The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net income adjusted for non-cash items. Our cash flows used in operations decreased during 2014 as compared to 2013 primarily as a result of a higher volume of loans sold in relation to originated loans. In the prior year, we ramped-up our mortgage loan originations business, therefore, loan originations were significantly larger than volume sold. In 2014, the relationship of loan production to volume sold normalized. In addition, during 2013, the growth of our servicing portfolio required the use of additional funds for servicer and protective advances of $778.0 million of cash, which represents a majority of the changes in assets and liabilities in 2014 as compared to 2013 in the table above.
Cash used in operating activities of $1.8 billion in 2013 decreased $1.9 billion from cash provided of $69.6 million in 2012. Our operating cash flows decreased during 2013 as compared to 2012 primarily as a result of a higher volume of loan originations in relation to loans sold resulting from the ramp-up of our mortgage loan originations business in 2013. Therefore, loan originations were significantly larger than volume sold. In addition, during 2013, the growth of our servicing portfolio required the use of additional funds for servicer and protective advances of $1.0 billion of cash as compared to 2012.
Investing Activities
Net cash used in investing activities of $1.2 billion in 2014 decreased $2.5 billion from $3.8 billion in 2013. The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Our Reverse Mortgage segment purchases, originates, and securitizes reverse mortgage loans. We fund these activities through master repurchase agreements, which are presented as financing activities in accordance with GAAP. The securitizations of reverse mortgages are legally structured as sales, but for accounting purposes are treated as financings under the applicable accounting guidance. As a result, the HMBS related obligation is also presented as a financing activity in accordance with GAAP. Cash used for purchases and originations of reverse loans held for investment, net of payments received, decreased by $1.7 billion during 2014 as compared to 2013 as a result of a decrease in new origination volume in our reverse mortgage operations. Cash paid for business acquisitions and purchases of servicing rights also decreased $823.8 million during 2014 as compared to 2013. The cash used in 2014 for business acquisitions and purchases of servicing rights includes cash used for the purchase of the EverBank net assets and a pool of Fannie Mae MSRs while the cash used in 2013 relates to the acquisition of net assets from ResCap and Ally Bank as well as the BOA asset purchase. In addition, during 2014 we grew our ARM business by acquiring a $64.5 million portfolio of charged-off loans.
Net cash used in investing activities of $3.8 billion in 2013 increased $3.3 billion from $451.4 million in 2012. Cash used for purchases and originations of reverse loans held for investment, net of payments, increased $2.1 billion as a result of having a full year of reverse mortgage operations in 2013 as compared to only two months in 2012. Cash paid for business acquisitions and purchases of servicing rights increased $1.2 billion. We used cash of $1.3 billion in 2013 primarily for bulk servicing right acquisitions and $109.1 million in 2012 primarily to acquire RMS and S1L.
Financing Activities
Net cash provided by financing activities of $1.3 billion in 2014 decreased $4.4 billion from $5.6 billion in 2013. The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, decreased $1.8 billion as a result of a decrease in new origination volume in our reverse mortgage operations. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business decreased $476.5 million primarily as a result of less funding of advances in 2014 as compared to 2013 principally driven by lower levels of servicing right acquisitions in 2014. Net cash borrowings on master repurchase agreements decreased $738.8 million due to a decline in origination volumes in both our mortgage loan and reverse mortgage originations businesses. As discussed above, the originations of mortgage loans and reverse loans are included in operating and investing activities, respectively. Net cash generated from corporate debt financing activities decreased $2.8 billion as a result of additional incremental borrowings under our 2012 Term Loan during 2013 with no comparable borrowings during 2014. During 2014 we entered into an excess servicing spread transaction with WCO which provided $75.4 million in cash.
Net cash provided by financing activities of $5.6 billion in 2013 increased $4.8 billion from $805.0 million in 2012. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, increased $2.3 billion as a result of having a full year of operations from our reverse mortgage business as compared to only two months in 2012. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business increased $871.1 million primarily as a result of the funding of advances associated with 2013 bulk servicing right acquisitions. Net cash borrowings on master repurchase agreements increased $812.3 million primarily due to growth in both our mortgage loan and reverse mortgage originations businesses resulting from recent loan acquisition activity. As discussed above, the originations of mortgage loans and reverse loans are included in operating and investing activities, respectively. Net cash generated from corporate debt and equity financing activities increased $899.6 million as a result of additional incremental borrowings on and subsequent refinancing of our 2012 Term Loan and proceeds generated from our Senior Notes in 2013, partially offset by the issuance of our Convertible Notes and our equity offering in 2012. The cash generated from these activities was used primarily to fund corporate growth strategies, including bulk servicing rights acquisitions in 2013 and the acquisition of RMS and S1L in 2012, which are reflected as investing activities.
Credit Risk Management
Credit risk is the risk that we will not fully collect the principal we have invested due to borrower defaults. We manage the credit risk associated with our residential loan portfolio through monitoring of existing loans, early identification of problem loans, and timely resolution of problems.
Residential Loans Held For Investment
We are subject to credit risk associated with the residual interests that we own in the consolidated Residual Trusts as well as with the unencumbered mortgage loans held in our portfolio, both of which are recognized as residential loans at amortized cost, net, on our consolidated balance sheets. We do not currently own residual interests in or provide credit support to the Non-Residual Trusts. However, we have assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to a certain amount of credit risk associated with the purchased residential loans when the calls are exercised, which is when each loan pool falls to 10% of the original principal amount. This credit risk is considered in the fair value of the related mortgage loans. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.2 million.
HECMs are insured by the FHA. Although performing and nonperforming loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However we consider these amounts to be insignificant. Refer to the Reverse Mortgage Originations Business discussion under the Liquidity and Capital Resources section above for additional information on reverse loan securitizations and to the Real Estate Market Risk section below for additional information on foreclosures of reverse loans.

Our charged-off loan portfolio was acquired for a substantial discount to face value and as a result, exposes us to minimal credit risk. As a result of minimal or no severity, loans associated with the Non-Residual Trusts, reverse loans and charged-off loans are not discussed further in this section.
At December 31, 2014, the carrying value of our held for investment residential loan portfolio that exposes us to credit risk was $1.3 billion. These loans are held primarily by our Loans and Residuals segment. The carrying value of residential loans and other collateral of the Residual Trusts total $1.4 billion and is permanently financed with $1.1 billion of mortgage-backed debt. Our credit exposure of $270.3 million associated with the Residual Trusts, which is calculated as the difference between the assets and liabilities of these VIEs, approximates our residual interests in these trusts.
The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans with an average LTV ratio at origination of approximately 90.91% and an average refreshed FICO score of 593. While we feel that our underwriting and servicing with regard to these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.
The information provided below consists of data for the residential loan portfolio for which we are subject to credit risk as explained above.

	December 31,
	2014	2013	2012
Total number of residential loans outstanding(1)	28,426	29,892	31,512
Principal balance of residential loans outstanding (in thousands)	$1,440,465	$1,542,056	$1,662,183
Delinquencies as a percent of amounts outstanding
30-59 days	1.72%	1.29%	1.53%
60-89 days	0.65%	0.49%	0.85%
90 days or more	4.20%	4.07%	4.63%
Total	6.57%	5.85%	7.01%

Number of residential loans in non-accrual status(2)	1,009	955	1,130
Principal balance of residential loans outstanding in non-accrual status (in thousands)	$60,474	$62,733	$76,990
Allowance for loan losses (in thousands)	$10,033	$14,320	$20,345
Weighted average loan to value (LTV) ratio	90.91%	90.72%	90.44%
Weighted average refreshed FICO score	593	595	595
 __________

(1)
The majority of the residential loans to which we are exposed to credit risk were originated prior to 2005 and are collateralized by property located primarily in the south and southeastern United States, with the largest concentration in Texas.

(2)	Loans are placed in non-accrual status due to contractual principal and interest payments being past due 90 days or more.
The increase in total delinquencies at December 31, 2014 as compared to the level of total delinquencies at December 31, 2013 was primarily due to revised servicing processes surrounding loans in process of bankruptcy, prior to establishing a bankruptcy-approved repayment plan. The decrease in total delinquencies at December 31, 2013 as compared to December 31, 2012 was primarily due to the stabilization in the operational and procedural changes over the monitoring and administration of delinquent accounts implemented in early 2012, combined with gradual improvements in the economy, as evidenced by the decrease in the national unemployment rates.
Delinquencies are monitored closely by the Company for trends and indicators regarding future defaults. While we experienced an increase in delinquencies at December 31, 2014 as compared to December 31, 2013, this rise in delinquencies is primarily related to delinquencies that are less than 60 days past due which has not been found historically to have a material bearing on ultimate defaults when temporary in nature and ultimately the adequacy of our allowance for loan losses. Changes in the 90 day delinquency directly impact our allowance for losses, and while this component of delinquency has increased, the allowance for losses has benefited from stabilized loss severities in 2014 as compared to 2013.
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
Residential Loans Held For Sale
We are subject to credit risk associated with mortgage loans that we purchase and originate during the period of time prior to the sale of these loans. We consider our credit risk associated with these loans to be insignificant as we hold the loans for a short period of time, typically less than 20 days, and the market for these loans continues to be highly liquid. We are also subject to credit risk associated with mortgage loans we have repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale. At December 31, 2014, we held $3.0 million in repurchased loans.
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
The following table presents activity related to foreclosed property (dollars in thousands):

	For the Year Ended December 31, 2014
	Reverse Mortgage		Loans and Residuals		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	234	$26,965	809	$45,306	117	$1,302
Foreclosures and other additions, at fair value	588	65,683	902	47,372	513	5,482
Cost basis of financed sales	—	—	(951)	(51,714)	—	—
Cost basis of cash sales to third parties and other dispositions	(333)	(35,286)	(200)	(9,462)	(550)	(4,746)
Lower of cost or fair value adjustments	—	(2,102)	—	557	—	(1,015)
Balance at end of year	489	$55,260	560	$32,059	80	$1,023

	For the Year Ended December 31, 2013
	Reverse Mortgage		Loans and Residuals		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	105	$13,856	842	$49,089	147	$2,014
Foreclosures and other additions, at fair value	313	38,776	1,240	65,475	740	7,884
Cost basis of financed sales	—	—	(1,056)	(60,714)	—	—
Cost basis of cash sales to third parties and other dispositions	(184)	(23,567)	(217)	(9,044)	(770)	(7,864)
Lower of cost or fair value adjustments	—	(2,100)	—	500	—	(732)
Balance at end of year	234	$26,965	809	$45,306	117	$1,302
_________

(1)	Foreclosed property held by the Non-Residual Trusts is included in our Other non-reportable segment in Note 27 in the Notes to Consolidated Financial Statements.
A nonperforming reverse loan whose maximum claim amount has not been met is generally foreclosed upon on behalf of Ginnie Mae with the real estate owned remaining in the securitization pool until liquidation. Although performing and nonperforming loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However, we consider these amounts to be insignificant. The growth in the real estate owned portfolio held by the Reverse Mortgage segment was due to growth in our business and the increased flow of HECMs that move through the foreclosure process.

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
Counterparty Credit Risk
We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements including, our forward sales and MBS purchase commitments. We minimize this risk through monitoring procedures, including monitoring of our counterparties’ credit ratings, review of our counterparties' financial statements, and establishment of collateral requirements. Counterparty credit risk, as well as our own credit risk, is taken into account when determining fair value, although its impact is diminished by daily cash margin posting on the majority of our forward sales and MBS purchase commitments and other collateral requirements.
Counterparty credit risk also exists with our third party originators from whom we purchase originated mortgage loans. The third party originators incur a representation and warranty obligation when we acquire the mortgage loan from them, and they agree to reimburse us for any losses incurred due to an origination defect. We become exposed to losses for origination defects if the third party originator is not able to reimburse us for losses incurred for indemnification or repurchase. We attempt to mitigate this risk by monitoring purchase limits from our third party originators (to reduce any concentration exposure), quality control reviews of the third party originators, underwriting standards and monitoring the credit worthiness of third party originators on a periodic basis.
Cybersecurity
We devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. From time to time we, our vendors and other companies that store or process confidential borrower personal and transactional data are targeted by unauthorized parties using malicious code and viruses or otherwise attempting to breach the security of our or our vendors’ systems and data. We employ extensive layered security at all levels within our organization to help us detect malicious activity, both from within the organization and from external sources. When we learn of a cyber-attack, whether it is a potential or confirmed case, we investigate the cause and extent of such cyber-attack and determine the appropriate response, which may include, among other activities, one or more of the following: additional internal investigation; engagement of third-party forensic experts; updates to our defenses; and involvement of senior management. We have established, and continue to establish, defenses on an ongoing basis to identify and mitigate these cyber-attacks, and although these cyber-attacks have on rare occasions penetrated certain defenses, they have not, to date, resulted in any material disruption to our operations and have not had a material adverse effect on our results of operations.
In addition to our vendors, other third parties with whom we do business or that facilitate our business activities (e.g., GSEs, transaction counterparties and financial intermediaries) could also be sources of cybersecurity risk to us, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyber-attacks which could affect their ability to deliver a product or service to us or result in lost or compromised information of us or our clients. We work with our vendors and other third parties with which we do business, to enhance our defenses and improve resiliency to cybersecurity threats.
Systems failures could result in reputational damage to our business and cause us to incur significant costs and third party liability, and this could adversely affect our business, financial condition or results of operations.
Off-Balance Sheet Arrangements
We have certain off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.
We have exposure to representations and warranty obligations as a result of our loans sales activities. If it is determined that loans sold are in breach of these representations or warranties, we generally have an obligation to either: (i) repurchase the loan for the unpaid principal balance, accrued interest, and related advances, (ii) indemnify the purchaser, or (iii) make the purchaser whole for the economic benefits of the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. Refer to Note 5 in the Notes to

Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO which provided financing to us during 2014 through the sale of an excess servicing spread. The repayment of the excess servicing spread liability is based on future servicing fees received from the residential loans underlying the servicing rights. Refer to Note 4 in the Notes to Consolidated Financial Statements for additional information on this unconsolidated VIE which describes our maximum exposure to loss and Note 19 which addresses the terms of the financing arrangement.
We have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Refer to Note 4 in the Notes to Consolidated Financial Statements.
Critical Accounting Estimates
Included in Note 2 in the Notes to Consolidated Financial Statements is a summary of our significant accounting policies. These policies are integral to the presentation of our results of operations, financial condition and cash flows. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the critical accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change. If actual results differ from our judgments and assumptions, then it may have an adverse impact on our results of operations, financial condition and cash flows.
Fair Value Measurements
We have an established and documented process for determining fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities, or Level 1 inputs, and the lowest priority to unobservable inputs, or Level 3 inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Refer to Note 6 in the Notes to Consolidated Financial Statements for a description of valuation methodologies used to measure assets and liabilities at fair value and details on the valuation models, key inputs to those models and significant assumptions utilized.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	December 31,
	2014	2013
Assets
Reverse loans	$10,064,365	$8,738,503
Mortgage loans related to Non-Residual Trusts	586,433	587,265
Charged-off loans	57,217	—
Receivables related to Non-Residual Trusts	25,201	43,545
Servicing rights carried at fair value	1,599,541	1,131,124
Freestanding derivative instruments (IRLCs)	60,400	42,831
Assets at fair value using Level 3 inputs	$12,393,157	$10,543,268
As a percentage of total assets measured at fair value on a recurring basis	91.6%	91.1%

Liabilities
Freestanding derivative instruments (IRLCs)	$263	$3,755
Excess servicing spread liability	66,311	—
Mortgage-backed debt related to Non-Residual Trusts	653,167	684,778
HMBS related obligations	9,951,895	8,652,746
Liabilities at fair value using Level 3 inputs	$10,671,636	$9,341,279
As a percentage of total liabilities measured at fair value on a recurring basis	99.7%	99.9%

When available, we generally use quoted market prices to determine fair value. If quoted market prices are not available, fair value is based upon internally-developed valuation models, such as a discounted cash flow model, that where possible, use current market-based or independently sourced market parameters, such as market rates commensurate with an instrument’s credit quality and duration. We consider market liquidity when estimating fair value based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for non-agency and non-conforming mortgage loans, we use a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate that is intended to reflect the lack of liquidity in the market. Level 3 unobservable assumptions reflect our own estimates for assumptions that market participants would use in pricing the asset or liability.
Unobservable inputs used in our internal valuation models require considerable judgment and are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, our estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. Separate from the possible future impact to our results of operations from changes to inputs, the value of market-sensitive assets and liabilities may change subsequent to the balance sheet date, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.
All of the techniques used and information obtained in the valuation process provide a range of estimated values, which are evaluated in order to establish an estimated value that, based on management's judgment, represents a reasonable estimate of fair value. It is not uncommon for the range of value to vary widely, and in such cases, we select an estimated value that we believe is the best indication of value based on the yield a market participant in the current environment would expect.
Our valuation committee determines and approves valuation policies and unobservable inputs used to estimate the fair value of items measured at fair value on a recurring basis. The valuation committee meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by our credit risk group. The valuation committee also reviews discount rate assumptions and related available market data.
The changes to the fair value of our Level 3 assets and liabilities during 2014, 2013 and 2012 are discussed in the Results of Operations and Business Segment Results sections.
Reverse Loans and HMBS Related Obligations
Changes in market pricing for HECMs and HMBS can have a material impact on fair value and our results of operations. We utilize and give priority to observable market inputs, such as interest rates and market spreads, in our valuation of reverse loans and HMBS related obligations. However, we also utilize unobservable inputs, such as repayment speeds, mortality assumptions and expected duration, and also consider the value of underlying collateral. These unobservable inputs require the use of our judgment and can also have a significant impact on the determination of fair value. The growth in reverse loans and HMBS related obligations from December 31, 2013 is due largely to new originations and higher loan balances for previously existing borrowers resulting primarily from additions to principal related to draws on loans with additional borrowing capacity, interest, and mortgage insurance, partially offset by the liquidation of reverse loans.
Non-Residual Trusts
We utilize and give priority to observable market inputs, such as interest rates and market spreads, in our valuation of the assets and liabilities of the Non-Residual Trusts. However, we also utilize internal inputs, such as prepayment speeds, default rates, loss severity and discount rates, and also consider the value of underlying collateral. These internal inputs require the use of our judgment and can have a significant impact on the determination of fair value. The overall decline in the nets assets of the Non-Residual Trusts from December 31, 2013 is due primarily to the change in discount rates during 2014. Our mandatory call obligation associated with the Non-Residual Trusts will impact our liquidity in the future. Refer to the Liquidity and Capital Resources section for additional information.
Charged-off Loans
We primarily utilize internal inputs, such as collection rates and discount rates, in the valuation of charged-off loans and also consider borrower specific factors such as FICO scores and bankruptcy status as well as underlying collateral. In addition, we take into account current and expected future economic conditions.

Servicing Rights
We estimate the fair value of our servicing rights by calculating the present value of expected future cash flows utilizing assumptions that we believe a market participant would consider in valuing our servicing rights. The significant components of the estimated future cash inflows for servicing rights include estimates and assumptions related to the prepayments of principal, defaults, ancillary fees, and discount rates that we believe approximate yields required by investors for these assets, and the expected cost of servicing. We reassess periodically and adjust the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing servicing rights.
We use a third party valuation specialist to develop the discounted cash flow model for our servicing rights carried at fair value. This process allows us to determine inputs that are significant to the valuation and serves as a basis to forecast prepayment and repayment rates. These rates, which are used in the development of expected future cash flows, are based on historical observations of prepayment behavior in similar periods, comparing current mortgage rates to the mortgage interest rates of our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors prepayment experience, the relative sensitivity of our servicing portfolio to refinancing and estimated levels of home equity. The fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience, and when available, observable market data, and are adjusted as applicable based on this data.
Changes in these assumptions are generally expected to affect our results of operations as follows:

•
A declining interest rate environment generally drives increases in prepayment speeds. Increases in prepayments of principal reduce the value of our servicing rights as the underlying loans prepay faster, which causes accelerated servicing right amortization or declines in the fair value of servicing rights;

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
Refer to Note 12 in the Notes to Consolidated Financial Statements for the effect on the fair value of servicing rights carried at fair value for adverse changes to certain significant assumptions.
The growth in servicing rights carried at fair value is due primarily to acquisitions of servicing rights, including those acquired through loan origination activities, offset partially by losses in fair value resulting from changes in valuation inputs and other assumptions and other changes in fair value which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of principal of loans.
Interest Rate Lock Commitments
Fair values of IRLCs are derived using valuation models incorporating market pricing for instruments with similar characteristics and by estimating the fair value of the servicing rights expected to be recorded at sale of the loan and are adjusted for anticipated loan funding probability. The loan funding probability ratio represents the aggregate likelihood that loans currently in a lock position will ultimately close, which is largely dependent on the loan processing stage that a loan is currently in, and changes in interest rates from the time of the rate lock through the time a loan is closed. The estimation process involved with the fair value of servicing rights is discussed above. Both the fair value of the servicing rights expected to be recorded at sale of the loan and the loan funding probability ratio are based on management judgment; these inputs can have a material effect on the estimated fair values.
We have derivative instruments that we hold to manage the price risk associated with IRLCs and loans held for sale. These derivatives and loans held for sale are classified as Level 2 within the fair value hierarchy. Refer to Note 6 in the Notes to Consolidated Financial Statements for additional information.
Excess Servicing Spread Liability
We estimate the fair value of the excess servicing spread liability by calculating the present value of expected future cash flows utilizing assumptions that we believe a market participant would consider in valuing this liability. The significant components of the estimated future cash inflows include estimates and assumptions on the underlying loan portfolio related to the prepayments of principal, defaults, and discount rates that we believe approximate yields required by investors for these assets. We reassess periodically and adjust the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing this liability.
We use a third party valuation specialist to develop the discounted cash flow model for this liability. This process allows us to determine inputs that are significant to the valuation and serves as a basis to forecast prepayment and repayment rates on the underlying loan portfolio. These rates, which are used in the development of expected future cash flows, are based on historical observations of prepayment behavior in similar periods, comparing current mortgage rates to the mortgage interest rates of our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and factors prepayment experience, the relative sensitivity of the underlying loan portfolio to refinancing and estimated levels of home equity. The fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience, and when available, observable market data and are adjusted as applicable based on this data.
Allowance For Uncollectible Advances
We establish an allowance for uncollectible advances that provides for probable losses inherent in funded servicer and protective advances. The allowance is based on a collection risk analysis that considers the underlying loan, the type of advance, our customers’ servicing and advance reimbursement guidelines, reimbursement patterns and past loss experience. Although we examine a variety of available data to determine our allowance, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance.
During the year ended December 31, 2014, our allowance for uncollectible advances increased, principally within the Servicing segment, due primarily to a higher than anticipated growth in advances resulting in aging and greater risk of reimbursement rejections as we increased our reimbursement filings with credit owners. We believe our allowance is sufficient to provide for probable losses based on internal reviews of the assumptions and methodology used, however, facts and circumstances may change which could cause the actual loss to exceed estimates.
Goodwill
As a result of our various acquisitions, we have recorded goodwill which represents the excess of the consideration paid for a business combination over the fair value of the identifiable net assets acquired. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment. We perform this annual test at the reporting unit level as of October 1 of each year, or whenever events or circumstances indicate potential impairment. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. A reporting unit is a business segment or one level below.
We have the option of performing a qualitative assessment to determine whether any further quantitative testing for a potential impairment is necessary. Our qualitative assessment will use judgments including, but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance, entity-specific events, events affecting our reporting units, and sustained changes in our stock price, where applicable. If we elect to bypass the qualitative assessment or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its net carrying value, a quantitative assessment is required. The quantitative test is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of impairment loss, if any.
For the 2014 annual test, we elected to perform a qualitative assessment for the Reverse Mortgage and Insurance reporting units. In performing these assessments, management relied on a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows and market data. Additionally, management considered the recent fair value calculation for the Reverse Mortgage reporting unit. Refer to Note 13 in the Notes to Consolidated Financial Statements for more information. Based on these factors, management concluded that it was more likely than not that the fair value of the Reverse Mortgage and Insurance reporting units were greater than their respective carrying amount, including goodwill, indicating no impairment.
For the Servicing, Originations and ARM reporting units, we elected to bypass the qualitative assessment and performed a quantitative analysis due to the length of time that has elapsed since the last Servicing and ARM reporting unit quantitative analysis, as well as changes to the mortgage market outlook impacting the Originations reporting unit. We determined the fair value of each reporting unit being evaluated using a discounted cash flow model, a form of the income approach. The model projects cash flows based on each reporting unit’s internal forecast, including a terminal value approach to estimate cash flows beyond the final year of the forecast. These cash flows and terminal values are then discounted using appropriate discount rates, which are largely based on our external cost of debt and equity with adjustments for risk inherent in each reporting unit. Cash flows are adjusted, as necessary, in order to maintain each reporting unit’s equity capital requirements. Critical assumptions used in our 2014 evaluation of the reporting units were a 3.0% average expected long-term growth rate and discount rate ranging from 10.0% to 15.5%. These assumptions are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to determine the fair value of the respective reporting units. The key inputs into the discounted cash flow analysis were consistent with market data, where available, indicating that the assumptions used were in a reasonable range of observable market data. We engaged an independent valuation specialist to assist us in our analysis. Based on our analysis, the fair value exceeded the carrying amount for these reporting units as of our annual testing date; therefore, the second step of the impairment testing was unnecessary.
The following table shows reporting units with goodwill balances as of October 1, 2014, and the excess of fair value as a percentage over book value as of the annual impairment test.

	Goodwill	% Excess Fair Value Over Carrying Value
Servicing	$432,267	18%
Originations	47,747	8%
ARM	34,518	23%
Significant judgments and estimates are used in the determination of reporting unit fair value. Discounted cash flow analyses utilize sensitive estimates, including projections of revenues and operating costs considering historical and anticipated future results, general economic and market conditions, discount rates, as well as the impact of planned business or operational strategies. Deterioration in economic or market conditions, as well as increased costs arising from the effects of regulatory or legislative changes may result in declines in reporting unit performance beyond management’s current expectations. Declines in reporting unit performance, increases in equity capital requirements, or increases in the estimated cost of debt or equity, could cause the estimated fair values of our reporting units or their associated goodwill to decline, which could result in an impairment charge to earnings in a future period related to some portion of the associated goodwill.
During 2014, consistent with the decline in stock prices in the specialty servicer sector, our stock price declined and throughout most of this period, our market capitalization was below book value and significantly below book value during the fourth quarter. Accordingly, as part of the annual goodwill impairment test, we also assessed our market capitalization based on our average market price relative to the aggregate fair value of our reporting units and determined that any excess fair value in our reporting units at that time could be attributable to both specialty servicer sector and Company specific factors and is considered temporary in nature. We have, and will continue to, regularly monitor, among other things, our market capitalization, overall economic and market conditions and other events or circumstances that may result in an impairment of goodwill in the future.
Contingencies
We estimate contingent liabilities based on management's evaluation of the probability of outcomes and their ability to estimate the range of exposure. A liability is contingent if the extent of loss is not presently known but may become known in the future through the occurrence of some uncertain future event. Accounting standards require that a liability be recorded if it is determined that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In deriving an estimate, we are required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of contingent liabilities, including legal contingencies, curtailment obligations and repurchase obligations, involves the use of critical estimates, assumptions and judgments. Through our assessment we consider many factors, including the progress of the matter, prior experience and experience of others in similar matters, available defenses, and the advice of legal counsel and other experts. Our estimates are based on the belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. Because matters may be resolved over long periods of time, accruals are adjusted as more information becomes available or when an event occurs requiring a change. However, there can be no assurance that future events will not differ from our assessments.
New Accounting Pronouncements
Refer to Note 1 in the Notes to Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.

Glossary of Terms
This Glossary of Terms includes acronyms and defined terms that are used throughout this Annual Report on Form 10-K.

2011 First Lien Term Loan	$500 million first lien senior secured term loan facility entered into on July 1, 2011

2011 Plan	2011 Omnibus Incentive Plan established by the Company on May 10, 2011

2011 Second Lien Term Loan	$265 million second lien senior secured term loan facility entered into on July 1, 2011

2012 Common Stock Offering	Registered underwritten public offering of 6,900,000 shares of the Company's common stock completed on October 23, 2012

2012 Revolver	$125 million senior secured revolving credit facility entered into on November 28, 2012

2012 Term Loan	$700 million senior term loan facility entered into on November 28, 2012

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

Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure, refer to Non-GAAP Financial Measures section under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for description of metric

Adjusted Earnings (Loss)
Adjusted earnings or loss before taxes, a non-GAAP financial measure, refer to Non-GAAP Financial Measures section under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for description of metric

Advisers Act	Investment Advisers Act of 1940

Ally Bank net assets	The correspondent lending and wholesale broker businesses acquired from Ally Bank on March 1, 2013

ARM	Asset Receivables Management, a reportable segment of the Company

Bankruptcy Code	The United States Bankruptcy Code, 11 U.S.C. Section 101, et seq. as amended

BOA	Bank of America, N.A.

BOA assets	The mortgage servicing rights and related assets relating to a portfolio of residential mortgage loans owned by Fannie Mae that were acquired from BOA

BOA asset purchase	The purchase of Fannie Mae MSRs from BOA on January 31, 2013

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

CFE	Collateralized financing entity

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

CID	Civil investigative demand

Code of Conduct	Code of Conduct and Ethics of the Company

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 8 of this Form 10-K

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes due 2019 sold in a registered underwritten public offering on October 23, 2012

COSO	Committee of Sponsoring Organizations of the Treadway Commission

Distribution Taxes
Taxes imposed on Walter Energy or a Walter Energy shareholder as a result of the potential determination that the Company's spin-off from Walter Energy was not tax-free pursuant to Section 355 of the Code

Ditech	Ditech Mortgage Corp, an indirect wholly-owned subsidiary of the Company

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

Early Advance Reimbursement

Agreement	$200 million financing facility with Fannie Mae, formerly referred to as the Servicing Advance Reimbursement Agreement

EverBank	EverBank Financial Corp

EverBank net assets
Assets purchased from EverBank under a series of definitive agreements entered into on October 30, 2013, including (i) certain private and GSE-backed MSRs and related servicer advances, (ii) sub-servicing rights for mortgage loans and (iii) a default servicing platform

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Notes
New issue of registered notes with identical terms of the Company's $575 million aggregate principal amount of 7.875% Senior Notes due 2021, except that they will not be subject to certain restrictions on transfer

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FDCPA	Fair Debt Collection Practices Act

Federal Reserve Board	Board of Governors of the Federal Reserve System

FDIC	Federal Deposit Insurance Corporation

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FICO	Fair Isaac Corporation (borrower credit score)

FinCEN	Financial Crimes Enforcement Network

Fitch	Fitch Ratings Inc, a nationally recognized statistical rating organization designated by the SEC

Forward sales commitments	Forward sales of agency to-be-announced securities, a freestanding derivative financial instrument

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

Ginnie Mae Buyout Facilities	Revolving line of credit facilities for the repurchase of HECMs out of Ginnie Mae securitization pools

Green Tree	GTCS Holdings LLC, an indirect wholly-owned subsidiary of the Company

Green Tree Servicing	Green Tree Servicing LLC, an indirect wholly-owned subsidiary of the Company

GSE	Government-sponsored entity

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

Hanover	Hanover Capital Mortgage Holdings, Inc.

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HMBS	Home Equity Conversion Mortgage-Backed Securities

HOEPA	Home Ownership and Equity Protection Act of 1994

HUD	U.S. Department of Housing and Urban Development

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LTV	loan-to-value

LOC	Letter of Credit

Marix	Marix Servicing, LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

MetLife Bank	MetLife Bank, N.A.

MetLife Bank net assets	The residential mortgage servicing platform, including certain servicing related technology assets, acquired from MetLife Bank on March 1, 2013

MGCL	Maryland General Corporation Law

Monitor	Monitor under the National Mortgage Settlement

Moody's	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

NMS	National Mortgage Settlement

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NY DFS	New York State Department of Financial Services

NYSE	New York Stock Exchange

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

Receivables Loan Agreement	$75 million financing facility entered into on May 2, 2012

Regulation X	Real Estate Settlement Procedures Act (RESPA)

Regulation Z	Truth in Lending Act

Regulation C	Home Mortgage Disclosure Act

Regulation N	Mortgage Acts and Practices-Advertising

Regulation B	Equal Credit Opportunity Act

REIT	Real estate investment trust

ResCap	Residential Capital LLC

ResCap net assets
The rights acquired and liabilities assumed by the Company on January 31, 2013 relating to (a) all of ResCap’s Fannie Mae MSRs and related servicer advances, and (b) ResCap’s mortgage originations and capital markets platforms

Residential loans
Residential mortgage loans, including traditional mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

RESPA	Real Estate Settlement Procedures Act

Reverse loans	Reverse mortgage loans, including HECMs

Revolving Credit Agreement	$40 million servicing advance financing facility entered into on December 18, 2013

Risk-managed loan class	Risk-managed mortgage loan class

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

RSU	Restricted stock unit

S&P	Standard & Poor’s Rating Services, a nationally recognized statistical rating organization designated by the SEC

SARS	Suspicious activity report

S1L	Security One Lending, an indirect wholly-owned subsidiary of the Company, now known as Ditech

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated December 17, 2013 among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee
Servicer and Protective Advance

Financing Facilities	The Company's interests in financing entities that acquire servicer and protective advances from certain wholly-owned subsidiaries

SIGTARP	Special Inspector General for the Troubled Asset Relief Program

SPOC	Single Point of Contact

TILA	Truth in Lending Act

Trust 2005-1	Mid-State Capital Corporation 2005-1 Trust

Trust 2006-1	Mid-State Capital Corporation 2006-1 Trust

Trust 2011-1	WIMC Capital Trust 2011-1

Trust VII	Mid-State Trust VII

Trust Notes	The mortgage-backed and asset-backed notes issued by the Residual Trusts

TBAs	To-be-announced securities

TSR	Total shareholder return

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

USDA	United States Department of Agriculture

VA	United States Department of Veterans Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

WCO Target Assets
Assets in which WCO can invest, including excess servicing spread related to MSRs, MSRs, residential whole loans and reverse residential whole loans, reverse MSRs (to the extent available and consistent with the real estate investment trust rules), agency reverse mortgage backed securities and other real estate related securities and related derivatives

Warehouse borrowings	Borrowings under master repurchase agreements

York	York Capital Management Global Advisors, LLC

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We seek to manage the risks inherent in our business — including, but not limited to, credit risk, liquidity risk, real estate market risk, and interest rate risk — in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. For information regarding our credit risk, real estate market risk and liquidity risk, refer to the Credit Risk Management, Real Estate Market Risk and Liquidity and Capital Resources sections under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Interest Rate Risk
Interest rate risk is the risk of loss of future earnings or fair value due to changes in interest rates. Our principal market exposure associated with interest rate risk relates to changes in long-term Treasury and mortgage interest rates and LIBOR.
We provide sensitivity analysis surrounding changes in interest rates in the Servicing, Originations and Reverse Mortgage Segments and Other Financial Instruments sections below. However, there are certain limitations inherent in any sensitivity analysis, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	December 31, 2014
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(118,154)	$(58,417)	$55,476	$106,956
Excess servicing spread liability at fair value	5,117	2,455	(2,208)	(4,127)
Net change in fair value - Servicing segment	$(113,037)	$(55,962)	$53,268	$102,829

Originations segment
Residential loans held for sale	$31,173	$16,593	$(18,011)	$(37,416)
Other assets (freestanding derivatives) (1)	53,692	29,602	(33,403)	(70,117)
Total change in assets	84,865	46,195	(51,414)	(107,533)
Payables and accrued liabilities (freestanding derivatives) (1)	(86,076)	(46,097)	50,355	105,081
Total change in liabilities	(86,076)	(46,097)	50,355	105,081
Net change in fair value - Originations segment	$(1,211)	$98	$(1,059)	$(2,452)

Reverse Mortgage segment
Reverse loans	$147,705	$78,313	$(79,666)	$(158,159)
HMBS related obligations	(123,275)	(66,238)	67,946	135,061
Net change in fair value - Reverse Mortgage segment	$24,430	$12,075	$(11,720)	$(23,098)

	December 31, 2013
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(139,380)	$(67,182)	$66,519	$125,926
Net change in fair value - Servicing segment	$(139,380)	$(67,182)	$66,519	$125,926

Originations segment
Residential loans held for sale	$27,963	$15,209	$(16,619)	$(34,528)
Other assets (freestanding derivatives) (1)	(38,479)	(20,449)	21,740	44,774
Total change in assets	(10,516)	(5,240)	5,121	10,246
Payables and accrued liabilities (freestanding derivatives) (1)	9,011	5,207	(6,058)	(12,846)
Total change in liabilities	9,011	5,207	(6,058)	(12,846)
Net change in fair value - Originations segment	$(1,505)	$(33)	$(937)	$(2,600)

Reverse Mortgage segment
Reverse loans	$141,854	$79,377	$(80,618)	$(160,133)
HMBS related obligations	(123,158)	(70,100)	71,612	142,376
Net change in fair value - Reverse Mortgage segment	$18,696	$9,277	$(9,006)	$(17,757)
_______

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used December 31, 2014 and 2013 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
Servicing Rights
Servicing rights are subject to prepayment risk as the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. Consequently, the value of these servicing rights generally tend to diminish in periods of declining interest rates (as prepayments increase) and tend to increase in periods of rising interest rates (as prepayments decrease). This analysis ignores the impact of changes on certain material variables, such as non-parallel shifts in interest rates, or changing consumer behavior to incremental changes in interest rates.
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. The Company does not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights. The Company may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The servicing rights sensitivity to interest rate changes increased at December 31, 2014 due primarily to a larger underlying loan balance resulting from acquisitions of servicing rights and loan sales with servicing retained.

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
Loans Held for Sale and Related Freestanding Derivatives
We are subject to interest rate and price risk on mortgage loans held for sale during the short time from the loan funding date until the date the loan is sold into the secondary market. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant or to purchase loans from a third-party originator, collectively referred to as IRLC, whereby the interest rate of the loan is set prior to funding or purchase. IRLCs, which are considered freestanding derivatives, are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Loan commitments generally range from 35 to 50 days from lock to funding and our holding period of the mortgage loan from funding to sale is typically less than 20 days.
An integral component of our interest rate risk management strategy is our use of freestanding derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates that affect the value of our IRLCs and mortgage loans held for sale. The derivatives utilized to hedge the interest rate risk are forward sales commitments, which are forward sales of agency TBAs. These TBAs are primarily used to fix the forward sales price that will be realized upon the sale of the mortgage loans into the secondary market.
Reverse Loans and HMBS Related Obligations
We are subject to interest rate risk on our reverse loans and HMBS related obligations as a result of different expected cash flows and longer expected durations for loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount.
Other Financial Instruments
The following summarizes the estimated changes in annual interest expense at December 31, 2014 and 2013 given a hypothetical and instant parallel shift in the yield curve of 25 and 50 basis points. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets.
Servicing Advance Liabilities
Our servicing advance agreements are primarily LIBOR-based. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2014 and the outstanding liabilities recorded at such time, our annual interest expense for servicing advance liabilities would increase by $3.4 million and $6.8 million, respectively. Based on the same increases in LIBOR at December 31, 2013 and the outstanding liabilities recorded at such time, our annual interest expense for servicing advance liabilities would increase by $2.4 million and $4.9 million, respectively.
Warehouse Borrowings
Our master repurchase agreements are primarily LIBOR-based. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2014 and the outstanding borrowings recorded at such time, our annual interest expense for warehouse borrowings would increase by $3.2 million and $6.5 million, respectively. Based on the same increases in LIBOR at December 31, 2013 and the outstanding borrowings recorded at such time, our annual interest expense for warehouse borrowings would increase by $4.0 million and $8.1 million, respectively.
Corporate Debt
Our 2013 Term Loan is LIBOR-based with a 1.0% floor in place. An increase of 25 and 50 basis points in LIBOR at December 31, 2014 and 2013 on outstanding debt recorded at such times, would have no impact on interest expense as a result of the 1.0% floor rate.

Residential Loans and Related Mortgage-backed Debt
We exclude mortgage loans and mortgage-backed debt of the Residual and Non-Residual Trusts from the analysis of rate-sensitive assets and liabilities. These assets and liabilities generally do not represent significant interest rate risk to us as it relates to potential losses in future earnings or fair value. Although we hold residual interests in the Residual Trusts, the mortgage loans and mortgage-backed debt in these trusts, which are carried at amortized cost, are mostly at fixed rates of interest. In contrast, a significant portion of assets of the Non-Residual Trusts are fixed rate, whereas the mortgage-backed debt is entirely variable rate. Nonetheless, the impact of changes in interest rates are mostly offset. However, we are obligated to exercise mandatory clean-up call obligations related to the Non-Residual Trusts, which we anticipate will settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections. Upon exercise of the clean-up calls, we will be exposed to interest rate risk with regard to the purchased loans.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and related notes, together with the Report of Independent Registered Certified Public Accounting Firm thereon, are included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" and begin on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, management used the 2013 criteria set forth by COSO in the Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting at December 31, 2014.
The effectiveness of our internal control over financial reporting at December 31, 2014, has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Stockholders of
Walter Investment Management Corp.
We have audited Walter Investment Management Corp. and subsidiaries' internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Walter Investment Management Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Walter Investment Management Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tampa, Florida
February 26, 2015

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all employees, including executive officers, and to directors. The Code of Conduct and Ethics is available on the Corporate Governance page of our website at www.investor.walterinvestment.com. If we ever were to amend or waive any provision of our Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such amendment or waiver by posting such information on our website set forth above rather than by filing a Form 8-K.
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
The Consolidated Financial Statements filed as part of this report are listed on the Table of Contents to Consolidated Financial Statements on page F-1.
(2) Financial Statement Schedules.
Financial statement schedules filed as part of this report are listed on the Table of Contents to Consolidated Financial Statements on page F-1.
(b) Exhibits.
Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits attached hereto, which is incorporated herein by reference.

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

Signature	Title	Date

/s/ Mark J. O'Brien	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
Mark J. O'Brien

/s/ Steven R. Berrard	Director	February 26, 2015
Steven R. Berrard

/s/ Ellyn L. Brown	Director	February 26, 2015
Ellyn L. Brown

/s/ Denmar J. Dixon	Director	February 26, 2015
Denmar J. Dixon

/s/ William J. Meurer	Director	February 26, 2015
William J. Meurer

/s/ Alvaro G. de Molina	Director	February 26, 2015
Alvaro G. de Molina

/s/ James L. Pappas	Director	February 26, 2015
James L. Pappas

/s/ Shannon E. Smith	Director	February 26, 2015
Shannon E. Smith

/s/ Michael T. Tokarz	Director	February 26, 2015
Michael T. Tokarz

/s/ Gary L. Tillett	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015
Gary L. Tillett

INDEX TO EXHIBITS

Exhibit No.	Description
2.1.1
Second Amended and Restated Agreement and Plan of Merger, dated as of February 6, 2009, among Walter Industries, Inc., JWH Holding Company, LLC, Walter Investment Management LLC, and Hanover Capital Mortgage Holdings, Inc. (Incorporated herein by reference to Annex A to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant's Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009).

2.1.2
Amendment to the Second Amended and Restated Agreement and Plan of Merger, dated February 17, 2009, among Walter Industries, Inc., JWH Holding Company, LLC, Walter Investment Management LLC, and Hanover Capital Mortgage Holdings, Inc. (Incorporated herein by reference to Annex A to the proxy statement/ prospectus forming a part of Amendment No. 4 to the Registrant's Registration Statement on Form S-4, Registration No. 333-155091, as filed with the Securities and Exchange Commission on February 17, 2009).

2.2
Securities Purchase Agreement, dated as of August 25, 2010, by and among Marathon Asset Management, L.P., Michael O’Hanlon, Marix Servicing LLC, and Walter Investment Management Corp. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2010).

2.3
Membership Interest Purchase Agreement, dated as of March 25, 2011, by and among GTCS Holdings LLC, GTH LLC, and Walter Investment Management Corp., a Maryland corporation (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 30, 2011).

2.4.1
Stock Purchase Agreement, dated as of August 31, 2012, by and among Walter Investment Management Corp., Reverse Mortgage Solutions, Inc., JAM Special Opportunities Fund, L.P., as principal seller, and the stockholder sellers listed on the signature pages thereto (the “RMS Purchase Agreement”) (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2012).

2.4.2
Letter of Understanding dated November 1, 2012 relating to the RMS Purchase Agreement (Incorporated herein by reference to Exhibit 2.1.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 as filed with the Securities and Exchange Commission on November 8, 2012).

2.5.1
Joint Bidding Agreement, dated as of October 19, 2012, by and between Ocwen Loan Servicing, LLC and Walter Investment Management Corporation (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 as filed with the Securities and Exchange Commission on November 8, 2012).

2.5.2
Asset Purchase Agreement, dated as of November 2, 2012, entered into between Ocwen Loan Servicing, LLC, as purchaser, and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC, and RFC Borrower LLC (the “ResCap Purchase Agreement”) (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 8, 2012).

2.5.3
Amendment No. 1, dated as of November 20, 2012, to the ResCap Purchase Agreement, by and among Ocwen Loan Servicing, LLC, and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC, and RFC Borrower LLC (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 27, 2012).

2.6
Stock Purchase Agreement, dated as of December 31, 2012,, by and among Walter Investment Management Corp., Security One Lending, JAM Special Opportunities Fund II, L.P., as principal seller, and the other stockholder sellers listed on the signature pages thereto (Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

3.1
Walter Investment Management Corp. Articles of Amendment and Restatement effective May 3, 2013 (Incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as filed with the Securities and Exchange Commission on May 10, 2013).

Exhibit No.	Description
3.2
Walter Investment Management Corp. Amended and Restated Bylaws, effective February 28, 2012 (Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2012).

4.1
Specimen Common Stock Certificate of Registrant (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 15, 2009).

4.2
Subordinated Indenture, dated as of January 13, 2012, between Walter Investment Management Corp. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2012).

4.3
First Supplemental Indenture dated as of October 23, 2012 to the Indenture dated January 13, 2012 between Walter Investment Management Corp. and Wells Fargo Bank, National Association, as trustee, and Form of 4.50% Convertible Senior Subordinated Notes due 2019 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 6, 2012).

4.4
Indenture, dated as of December 17, 2013, among Walter Investment Management Corp., the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee, and form of 7.875% Senior Notes due 2021). (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.5
Amended and Restated Indenture, dated as of December 19, 2014, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A. as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Green Tree Servicing LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent, and consented to by Barclays Bank PLC as noteholder of 100% of the outstanding notes (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2014).

4.6
Series 2014-VF2 Indenture Supplement to Indenture, dated as of December 19, 2014, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A. as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Green Tree Servicing LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2014).

10.1.1†
1999 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.7.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000).

10.1.2†
Amendment No. 1 to the Walter Investment Management Corp. 1999 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-160743, as filed with the Securities and Exchange Commission on July 22, 2009).

10.1.3†
Amendment No. 2 to the Walter Investment Management Corp. 1999 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4.3 to the Registrant's Registration Statement on Form S-8, Registration No. 333-160743, as filed with the Securities and Exchange Commission on July 22, 2009).

10.2
Trademark License Agreement dated April 17, 2009 by and between Walter Industries, Inc. and Walter Investment Management LLC (Incorporated herein by reference to Exhibit 10.1.6 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2009).

10.3
Tax Separation Agreement dated as of April 17, 2009 between Walter Industries, Inc. and Walter Investment Management LLC (Incorporated herein by reference to Exhibit 10.1.8 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2009).

10.4
Joint Litigation Agreement between Walter Industries, Inc. and Walter Investment Management LLC, effective as of April 17, 2009(Incorporated herein by reference to Exhibit 10.1.9 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2009).

Exhibit No.	Description
10.5.1†
The 2009 Long-Term Equity Incentive Plan of Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.65 to Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 15, 2009).

10.5.2†
Form of Nonqualified Option Award Agreement for Executive Officers under the 2009 Long-Term Incentive Award Plan of Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2010).

10.6†
Form of Director and Officer Indemnity Agreements dated April 17, 2009 (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on August 14, 2009).

10.7†
Employment Letter Agreement between Walter Investment Management Corp. and Denmar Dixon dated January 22, 2010 (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2010).

10.8.1†
Amended and Restated Employment Letter Agreement between Walter Investment Management Corp. and Mark J. O’Brien dated March 15, 2010 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on May 5, 2010).

10.8.2†
Amendment to Mark O'Brien Employment Contract dated March 29, 2012 (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 3, 2012).

10.9.1†
Amended and Restated Employment Letter Agreement between Walter Investment Management Corp. and Charles Cauthen dated March 15, 2010 (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on May 5, 2010).

10.9.2†
Separation Agreement dated October 1, 2013 by and between Walter Investment Management Corp. and Charles E. Cauthen (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2013).

10.10.1†
Walter Investment Management Corp. Amended and Restated 2011 Omnibus Incentive Plan (Amended and Restated May 3, 2013) (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013).

10.10.2†
Form of Nonqualified Option Award Agreement under 2011 Omnibus Incentive Plan of Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 16, 2011).

10.10.3*†	Form of Performance Share Award Agreement under the Walter Investment Management Corp. Amended and Restated 2011 Omnibus Incentive Plan (Amended and Restated May 3, 2013).

10.10.4*†	Form of Restricted Stock Unit Award Agreement under the Walter Investment Management Corp. Amended and Restated 2011 Omnibus Incentive Plan (Amended and Restated May 3, 2013).

10.11.1†
Employment Letter Agreement between Walter Investment Management Corp. and Keith Anderson dated March 25, 2011 (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on August 8, 2011).

10.11.2†
Separation Agreement dated August 8, 2014 by and between Walter Investment Management Corp. and Keith A. Anderson (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 11, 2014).

Exhibit No.	Description
10.12†
Form of Green Tree Executive Severance Plan for Senior Executives entered into by the Company's Green Tree subsidiary (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the Securities and Exchange Commission on November 8, 2011).

10.13.1
Amended and Restated Receivables Loan Agreement (“Receivables Loan Agreement”), dated as of May 2, 2012, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing LLC, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the Securities and Exchange Commission on May 9, 2012).

10.13.2
Amendment No. 1 to Receivables Loan Agreement, dated as of June 4, 2012, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing LLC, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.30.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.13.3
Amendment No. 2 to Receivables Loan Agreement, dated as of May 3, 2013, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing LLC, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.30.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.13.4
Amendment No. 3 to Receivables Loan Agreement, dated as of August 13, 2013, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing LLC, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.30.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.13.5
Amendment No. 4 to Receivables Loan Agreement, dated as of September 30, 2013, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing LLC, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.30.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.13.6
Amendment No. 5 to Receivables Loan Agreement, dated as of December 30, 2013, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing LLC, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.30.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.13.7
Amendment No. 6 to Receivables Loan Agreement, dated as of December 30, 2013, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing LLC, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 11, 2014).

10.13.8
Amendment No. 7 to Receivables Loan Agreement, dated as of September 9, 2014, and effective as of March 31, 2014, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing LLC, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the Securities and Exchange Commission on November 6, 2014).

Exhibit No.	Description
10.14.1
Mortgage Selling and Servicing Contract (the "MSSC"), dated March 23, 2005, by and between Fannie Mae and Green Tree Servicing LLC (Incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

10.14.2
Addendum to MSSC, dated March 23, 2005, by and between Fannie Mae and Green Tree Servicing LLC (Incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

10.14.3+
Addendum (the “EAR Agreement”) to the MSSC by and between Fannie Mae and Green Tree Servicing LLC, effective April 1, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on April 8, 2014 and amended on April 13, 2014).

10.14.4
Guaranty made as of March 17, 2014 by Walter Investment Management Corp. for the benefit of Fannie Mae (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on April 8, 2014 and amended on April 13, 2014).

10.14.5
First Amendment to the EAR Agreement by and between Fannie Mae and Green Tree Servicing LLC, effective June 1, 2014 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 11, 2014).

10.14.6+
Addendum to the MSSC, effective June 6, 2014, by and between Fannie Mae and Green Tree Servicing LLC (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 11, 2014).

10.14.7
Second Amendment to the EAR Agreement by and between Fannie Mae and Green Tree Servicing LLC, entered into effective December 19, 2014 (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2014).

10.14.8*	Addendum to the MSSC between Fannie Mae and Green Tree Servicing LLC effective April 4, 2012.

10.14.9*	Addendum to the MSSC between Fannie Mae and Green Tree Servicing LLC effective February 8, 2013.

10.14.10*	Addendum to the MSSC between Fannie Mae and Green Tree Servicing LLC effective April 29, 2013.

10.15.1
Credit Agreement dated as of November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 4, 2012).

10.15.2
Amendment No. 1, Incremental Amendment and Joinder Agreement, dated January 31, 2013 relating to the Credit Agreement, dated November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013).

10.15.3
Amendment No. 2 to Credit Agreement, dated as of March 14, 2013, to that certain Credit Agreement, dated as of November 28, 2012 among Walter Investment Management Corp., the lenders from time to time party thereto and Credit Suisse AG, as administrative agent and collateral agent (Incorporated herein by reference to Exhibit 10.42.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

10.15.4
Amendment No. 3, Incremental Amendment and Joinder Agreement, dated as of June 6, 2013 relating to the Credit Agreement, dated November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent, and each of Credit Suisse AG, Morgan Stanley Senior Funding Inc., Barclays Bank PLC and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2013).

Exhibit No.	Description
10.15.5
Amendment No. 1 to Amendment No. 3, Incremental Amendment and Joinder Agreement, dated as of July 17, 2013, among Walter Investment Management Corp., the other Credit Parties party thereto, and Credit Suisse AG as administrative agent and collateral agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2013).

10.15.6
Amendment No. 4, Incremental Amendment and Joinder Agreement dated as of July 23, 2013 relating to the Credit Agreement dated as of November 28, 2012 among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative and collateral agent (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2013).

10.15.7
Amendment No. 5 to Credit Agreement, dated as of September 5, 2013, to that certain Credit Agreement, dated as of November 28, 2012 Agreement, dated as of July 23, 2013, among Walter Investment Management Corp., the lenders from time to time party thereto and Credit Suisse AG, as administrative agent and collateral agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2013).

10.16
Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, by and between Green Tree Servicing LLC, and Bank of America, National Association (Incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

10.17
Registration Rights Agreement, dated December 17, 2013 by and among Walter Investment Management Corp., the guarantors listed in Schedule 1 thereto and Barclays Capital Inc., on behalf of itself and in its capacity as representative of the initial purchasers listed therein (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

10.18
Credit Agreement dated December 19, 2013, among Walter Investment Management Corp., Credit Suisse AG, as administrative agent and collateral agent, the lenders from time to time party thereto and the other parties thereto. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013).

10.19†
Employment Letter Agreement between Walter Investment Management Corp. and Gary Tillett dated January 28, 2013 (Incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.20.1
Receivables Sale Agreement, dated as of January 16, 2014, among Green Tree Servicing LLC, as Seller, Green Tree Advance Receivables III LLC, as Depositor, and Walter Investment Management Corp., as Guarantor, and consented to by Barclays Bank PLC, as Administrative Agent and Purchaser (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2014).

10.20.2
Amendment No. 1 to Receivables Sale Agreement, dated as of December 19, 2014, among Green Tree Servicing LLC, as Seller, Green Tree Advance Receivables III LLC, as Depositor, and Walter Investment Management Corp., as Guarantor, and consented to by Barclays Bank PLC, as Administrative Agent and Purchaser (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2014).

10.21.1
Receivables Pooling Agreement, dated as of January 16, 2014, between the Green Tree Advance Receivables III LLC, as Depositor, and Green Tree Agency Advance Funding Trust I, as Issuer, and consented to by Barclays Bank PLC, as Administrative Agent and Purchaser (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2014).

10.21.2
Amendment No. 1 to Receivables Pooling Agreement, dated as of December 19, 2014, between the Green Tree Advance Receivables III LLC, as Depositor, and Green Tree Agency Advance Funding Trust I, as Issuer, and consented to by Barclays Bank PLC, as Administrative Agent and Purchaser of 100% of the Outstanding Notes (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2014).

Exhibit No.	Description
10.22
Acknowledgment Agreement with respect to Servicing Advance Receivables, dated as of December 19, 2014, by and among Green Tree Servicing LLC, Green Tree Agency Advance Funding Trust I, Green Tree Advance Receivables III LLC, Wells Fargo Bank, N.A. as Indenture Trustee and Fannie Mae (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2014).

10.23
Consent Agreement, dated as of January 17, 2014, by and among Green Tree Servicing LLC, Green Tree Agency Advance Funding Trust I, Green Tree Advance Receivables III LLC, Wells Fargo Bank, N.A. as Indenture Trustee and Federal Home Loan Mortgage Corporation (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2014).

21*	Subsidiaries of the Registrant

23*	Consent of Ernst & Young LLP.

31.1*	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by Mark J. O’Brien and Gary L. Tillett pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
XBRL (Extensible Business Reporting Language) - The following materials from Walter Investment Management Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

* Filed or furnished herewith.
** Filed electronically with this report.

+
Certain information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Omitted portions are indicated in this exhibit with [***].

†	Constitutes a management contract or compensatory plan or arrangement.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Stockholders of
Walter Investment Management Corp.
We have audited the accompanying consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Schedule I. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Investment Management Corp. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Investment Management Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Tampa, Florida
February 26, 2015

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$320,175	$491,885
Restricted cash and cash equivalents	733,015	804,803
Residential loans at amortized cost, net (includes $10,033 and $14,320 in allowance for loan losses at December 31, 2014 and 2013, respectively)	1,314,539	1,394,871
Residential loans at fair value	11,832,630	10,341,375
Receivables, net (includes $25,201 and $43,545 at fair value at December 31, 2014 and 2013, respectively)	215,629	319,195
Servicer and protective advances, net (includes $112,427 and $62,542 in allowance for uncollectible advances at December 31, 2014 and 2013, respectively)	1,761,082	1,381,434
Servicing rights, net (includes $1,599,541 and $1,131,124 at fair value at December 31, 2014 and 2013, respectively)	1,730,216	1,304,900
Goodwill	575,468	657,737
Intangible assets, net	103,503	122,406
Premises and equipment, net	124,926	155,847
Other assets (includes $68,151 and $62,365 at fair value at December 31, 2014 and 2013, respectively)	280,794	413,076
Total assets	$18,991,977	$17,387,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $30,024 and $11,782 at fair value at December 31, 2014 and 2013, respectively)	$663,829	$494,139
Servicer payables	584,567	735,225
Servicing advance liabilities	1,365,885	971,286
Warehouse borrowings	1,176,956	1,085,563
Excess servicing spread liability at fair value	66,311	—
Corporate debt	2,267,799	2,272,085
Mortgage-backed debt (includes $653,167 and $684,778 at fair value at December 31, 2014 and 2013, respectively)	1,751,459	1,887,862
HMBS related obligations at fair value	9,951,895	8,652,746
Deferred tax liability, net	86,617	121,607
Total liabilities	17,915,318	16,220,513

Commitments and contingencies (Note 29)

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 37,711,623 and 37,377,274 shares at December 31, 2014 and 2013, respectively	377	374
Additional paid-in capital	600,643	580,572
Retained earnings	475,244	585,572
Accumulated other comprehensive income	395	498
Total stockholders' equity	1,076,659	1,167,016
Total liabilities and stockholders' equity	$18,991,977	$17,387,529

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

	December 31,
	2014	2013
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:
Restricted cash and cash equivalents	$105,977	$59,080
Residential loans at amortized cost, net	1,292,781	1,377,711
Residential loans at fair value	586,433	587,265
Receivables at fair value	25,201	43,545
Servicer and protective advances, net	1,273,186	75,481
Other assets	46,199	56,254
Total assets	$3,329,777	$2,199,336

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$8,511	$8,472
Servicing advance liabilities	1,160,257	67,905
Mortgage-backed debt (includes $653,167 and $684,778 at fair value at December 31, 2014 and 2013, respectively)	1,751,459	1,887,862
Total liabilities	$2,920,227	$1,964,239
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
REVENUES
Net servicing revenue and fees	$601,510	$783,389	$368,509
Net gains on sales of loans	462,172	598,974	648
Interest income on loans	134,555	144,651	154,351
Net fair value gains on reverse loans and related HMBS obligations	109,972	120,382	7,279
Insurance revenue	71,010	84,478	73,249
Other revenues	107,934	70,625	19,771
Total revenues	1,487,153	1,802,499	623,807

EXPENSES
Salaries and benefits	578,627	549,799	230,107
General and administrative	577,506	480,377	136,236
Interest expense	303,103	272,655	179,671
Depreciation and amortization	72,721	71,027	49,267
Goodwill impairment	82,269	—	—
Other expenses, net	10,803	9,395	22,619
Total expenses	1,625,029	1,383,253	617,900

OTHER GAINS (LOSSES)
Losses on extinguishments	—	(12,489)	(48,579)
Other net fair value gains	19,280	6,061	7,221
Other	(744)	—	—
Total other gains (losses)	18,536	(6,428)	(41,358)

Income (loss) before income taxes	(119,340)	412,818	(35,451)
Income tax expense (benefit)	(9,012)	159,351	(13,317)
Net income (loss)	$(110,328)	$253,467	$(22,134)

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES
Change in postretirement benefits liability	138	58	19
Amortization of realized gain (loss) on closed hedges	(145)	(127)	68
Unrealized gain on available-for-sale security in other assets	77	75	24
Other comprehensive income before taxes	70	6	111
Income tax expense for items of other comprehensive income	173	1	34
Other comprehensive income (loss)	(103)	5	77
Total comprehensive income (loss)	$(110,431)	$253,472	$(22,057)

Net income (loss)	$(110,328)	$253,467	$(22,134)
Basic earnings (loss) per common and common equivalent share	$(2.93)	$6.75	$(0.73)
Diluted earnings (loss) per common and common equivalent share	(2.93)	6.63	(0.73)
Weighted-average common and common equivalent shares outstanding — basic	37,631	37,003	30,397
Weighted-average common and common equivalent shares outstanding — diluted	37,631	37,701	30,397
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2012	27,875,158	$279	$178,598	$354,239	$416	$533,532
Net loss	—	—	—	(22,134)	—	(22,134)
Other comprehensive income, net of tax	—	—	—	—	77	77
Secondary offering, net of issuance costs	6,900,000	69	275,944	—	—	276,013
Equity portion of Convertible Notes, net of issuance costs	—	—	48,697	—	—	48,697
Shares issued for RMS acquisition	891,265	9	41,337	—	—	41,346
Share-based compensation	—	—	14,206	—	—	14,206
Excess tax benefit on share-based compensation	—	—	2,376	—	—	2,376
Issuance of shares under incentive plans, net of shares repurchased and canceled	1,021,362	10	805	—	—	815
Balance at December 31, 2012	36,687,785	367	561,963	332,105	493	894,928
Net income	—	—	—	253,467	—	253,467
Other comprehensive income, net of tax	—	—	—	—	5	5
Share-based compensation	—	—	13,011	—	—	13,011
Excess tax benefit on share-based compensation	—	—	2,705	—	—	2,705
Issuance of shares under incentive plans	689,489	7	2,893	—	—	2,900
Balance at December 31, 2013	37,377,274	374	580,572	585,572	498	1,167,016
Net loss	—	—	—	(110,328)	—	(110,328)
Other comprehensive loss, net of tax	—	—	—	—	(103)	(103)
Share-based compensation	—	—	14,533	—	—	14,533
Excess tax benefit on share-based compensation	—	—	42	—	—	42
Issuance of shares under incentive plans	334,349	3	5,496	—	—	5,499
Balance at December 31, 2014	37,711,623	$377	$600,643	$475,244	$395	$1,076,659
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$(110,328)	$253,467	$(22,134)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(109,972)	(120,382)	(7,279)
Amortization of servicing rights	43,101	42,583	50,461
Change in fair value of servicing rights	273,502	(48,058)	—
Change in fair value of excess servicing spread liability	(2,114)	—	—
Non-Residual Trusts net fair value losses (gains)	(9,395)	1,002	4,709
Other net fair value losses	865	5,462	2,433
Accretion of discounts on residential loans and advances	(15,744)	(17,991)	(17,787)
Accretion of discounts on debt and amortization of deferred debt issuance costs	19,084	21,680	15,600
Amortization of master repurchase agreements deferred issuance costs	6,861	6,656	—
Amortization of servicing advance liabilities deferred issuance costs	7,838	254	169
Provision for uncollectible advances	75,704	37,993	13,199
Depreciation and amortization of premises and equipment and intangible assets	72,721	71,027	49,267
Losses on extinguishments	—	12,489	48,579
Non-Residual Trusts losses on real estate owned, net	505	1,086	1,387
Other gains on real estate owned, net	(960)	(2,022)	(689)
Provision (benefit) for deferred income taxes	(35,408)	97,418	(22,373)
Share-based compensation	14,533	13,011	14,206
Purchases and originations of residential loans held for sale	(18,878,305)	(16,141,573)	(22,259)
Proceeds from sales of and payments on residential loans held for sale	19,042,387	15,539,918	15,985
Net gains on sales of loans	(462,172)	(598,974)	(648)
Goodwill impairment	82,269	—	—
Other	(6,039)	(1,653)	18,818

Changes in assets and liabilities
Decrease (increase) in receivables	70,495	(64,270)	(27,183)
Increase in servicer and protective advances	(291,383)	(1,069,377)	(25,921)
Increase in other assets	(17,332)	(14,327)	(754)
Increase (decrease) in payables and accrued liabilities	65,858	160,386	(22,928)
Increase (decrease) in servicer payables	(40,841)	3,720	4,762
Cash flows provided by (used in) operating activities	(204,270)	(1,810,475)	69,620

	For the Years Ended December 31,
	2014	2013	2012
Investing activities
Purchases and originations of reverse loans held for investment	(1,505,215)	(3,020,937)	(594,315)
Principal payments received on reverse loans held for investment	548,660	372,375	29,658
Principal payments received on mortgage loans related to Residual Trusts	103,637	108,274	97,038
Principal payments received on mortgage loans related to Non-Residual Trusts	58,620	61,385	62,884
Payments received on charged-off loans held for investment	14,929	—	—
Payments received on receivables related to Non-Residual Trusts	9,471	14,804	16,096
Cash proceeds from sales of real estate owned, net related to Residual Trusts	10,842	7,730	7,861
Cash proceeds from sales of real estate owned, net related to Non-Residual Trusts and other	44,464	30,694	11,383
Purchases of premises and equipment	(21,573)	(38,639)	(11,408)
Decrease (increase) in restricted cash and cash equivalents	11,333	(8,156)	41,332
Payments for acquisitions of businesses, net of cash acquired	(197,061)	(492,283)	(103,592)
Acquisitions of servicing rights	(268,618)	(797,165)	(5,539)
Sales of servicing rights	9,499	—	—
Acquisitions of charged-off loans held for investment	(64,548)	—	—
Other	1,449	(14,165)	(2,751)
Cash flows used in investing activities	(1,244,111)	(3,776,083)	(451,353)

Financing activities
Proceeds from issuance of corporate debt, net of debt issuance costs	—	3,106,263	957,037
Payments on corporate debt	(17,220)	(362,931)	(75,292)
Debt prepayment penalty	—	—	(29,440)
Proceeds from securitizations of reverse loans	1,617,399	3,216,096	583,925
Payments on HMBS related obligations	(637,272)	(409,331)	(33,496)
Issuances of servicing advance liabilities	2,299,930	1,604,272	263,833
Payments on servicing advance liabilities	(1,905,331)	(733,150)	(270,708)
Net change in warehouse borrowings related to mortgage loans	75,726	929,015	6,055
Net change in warehouse borrowings related to reverse loans	15,667	(98,837)	11,832
Proceeds from sale of excess servicing spread	75,426	—	—
Payments on excess servicing spread liability	(6,822)	—	—
Other debt issuance costs paid	(17,281)	(9,833)	(7,192)
Payments on mortgage-backed debt related to Residual Trusts	(104,542)	(112,449)	(98,105)
Payments on mortgage-backed debt related to Non-Residual Trusts	(76,613)	(87,920)	(92,716)
Extinguishments and settlement of debt and mortgage-backed debt	—	(1,405,424)	(690,000)
Secondary equity offering, net of issuance costs	—	—	276,013
Other	(42,396)	618	3,302
Cash flows provided by financing activities	1,276,671	5,636,389	805,048

Net increase (decrease) in cash and cash equivalents	(171,710)	49,831	423,315
Cash and cash equivalents at the beginning of the year	491,885	442,054	18,739
Cash and cash equivalents at the end of the year	$320,175	$491,885	$442,054
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
Walter Investment Management Corp. and its subsidiaries, or the Company, is a mortgage banking firm focused primarily on servicing and origination of residential loans, including reverse loans. The Company services loans for its own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. In addition, the Company operates several other businesses which include managing a portfolio of credit-challenged, non-conforming residential mortgage loans; an insurance agency serving borrowers and credit owners of its servicing portfolio; a post charge-off collection agency; and an asset management business. The Company operates throughout the U.S. At December 31, 2014, the Company serviced approximately 2.3 million accounts compared to 2.1 million accounts at December 31, 2013.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of Walter Investment, its wholly-owned subsidiaries, and VIEs, of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated. The results of operations for business combinations are included from their respective dates of acquisition.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s material estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, prepayment volatility, credit exposure, and borrower mortality rates and include, but are not limited to, the valuation of residential loans, servicing rights, goodwill, derivatives, mortgage-backed debt, and HMBS related obligations and also the allowance for uncollectible advances and contingencies. Although management is not currently aware of any factors that would significantly change its estimates and assumptions, actual results may differ from these estimates.
Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation. The Company segregated warehouse borrowings and corporate debt into two separate line items on the consolidated balance sheets. These obligations were previously presented in the aggregate in debt on the consolidated balance sheet. The Company reclassified provision for loan losses associated with residential loans carried at amortized cost to other expenses, net, on the consolidated statements of comprehensive income (loss).
Recent Accounting Guidance
In January 2014, the FASB issued an accounting standards update that clarifies the definition of an in-substance repossession and foreclosure, and requires additional disclosures related to these items. This amendment reduces diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The required disclosures under these new amendments require interim and annual disclosures of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this standard are effective for the annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2014 with early adoption permitted. The Company adopted this guidance on January 1, 2015. The adoption of this standard will not have a significant impact on the Company’s consolidated financial statements.
In April 2014, the FASB issued an accounting standards update which changes the criteria for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of, or is classified as held for sale, and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Major strategic shifts include disposals of a significant geographic area or line of business. The new standard allows an entity to have significant continuing involvement and cash flows with the discontinued operation. The standard requires expanded disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This new guidance is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods, with early adoption permitted only for disposals (or classifications as held for sale) that have not been previously reported. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance that supersedes most revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. The guidance also supersedes most industry specific guidance but does exclude insurance contracts and financial instruments. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. This new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. Entities have the option of using either a full retrospective application or a modified retrospective application to adopt the guidance. Early adoption is not permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements, including the method it will choose for adoption.
In June 2014, the FASB issued an accounting standards update which, amongst other things, requires additional disclosures and modifies the accounting for repurchase financings which represent the concurrent transfer of a financial asset and the execution of a repurchase agreement with the same counterparty. Under the new guidance, the transfer and repurchase agreement are accounted for separately with the repurchase agreement accounted for as a secured borrowing. This new guidance is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods, with early adoption permitted. Upon adoption, the accounting for all outstanding repurchase financing transactions is to be adjusted through a cumulative-effect adjustment to retained earnings. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements as the Company currently records repurchase agreements as secured borrowings.
In August 2014, the FASB issued an accounting standard update regarding an alternative approach on measuring the financial assets and financial liabilities of a consolidated CFE (referred to as the measurement alternative). The accounting standard update provides an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE to be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.
In August 2014, the FASB issued an accounting standard update on the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendment requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met, (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2014 with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.
In February 2015, the FASB issued an accounting standard update which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.
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
When the Company’s only involvement with a securitization trust is that of servicer, the Company evaluates whether its servicing fee is deemed a variable interest. When the Company’s servicing fee meets all of the criteria in the accounting guidance for VIEs regarding fees paid to service providers, the Company concludes that it is acting in the capacity of a fiduciary and that it does not have a variable interest in the securitization trust. Accordingly, the Company does not consolidate the trust. However, in the event the servicing fee is deemed a variable interest, the Company evaluates whether it has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. If the Company concludes that it has such power, the Company consolidates the trust.
The Company performs a similar evaluation when it is involved with other entities that are not securitization trusts.
The Company re-evaluates whether an entity in which it has a variable interest is a VIE when certain significant events occur. Throughout the duration of its involvement with an entity that is deemed a VIE, the Company reassesses whether it is the primary beneficiary and, accordingly, whether it must consolidate the VIE. Certain events may change the primary beneficiary of a VIE determination including, but not limited to, a change in the Company’s ownership of the residual interests, a change in the Company’s role as servicer, or a change in the Company’s contractual obligations to a VIE.
Cash and Cash Equivalents
Cash and cash equivalents include short-term deposits and highly-liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. The Company maintains cash and cash equivalents with federally-insured financial institutions and these balances typically exceed insurable amounts. Cash equivalents also include amounts due from third-party financial institutions in process of settlement. These transactions typically settle in three days or less and were $88.6 million and $79.6 million at December 31, 2014 and 2013, respectively.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes cash and cash equivalents that are legally restricted as to use or withdrawal. Restricted cash primarily includes (i) principal and interest payments collected by the Company as servicer on behalf of third-party credit owners and unconsolidated securitization trusts that have not yet been remitted to the credit owners or trusts; (ii) principal and interest payments collected by consolidated securitization trusts that have not yet been remitted to the bondholders; and (iii) amounts pledged as collateral for servicing advance facilities. Restricted cash equivalents include investments in money market mutual funds.
Residential Loans at Amortized Cost, Net
Residential loans carried at amortized cost include mortgage loans associated with the Residual Trusts and unencumbered mortgage loans. A majority of these loans were originated by the Company, acquired from other originators, principally an affiliate of Walter Energy, or acquired as part of a pool. Originated loans were initially recorded at the discounted value of the future payments using an imputed interest rate net of cost-basis adjustments such as deferred loan origination fees and associated direct costs, premiums and discounts. The imputed interest rate used represented the estimated prevailing market rate of interest for loans of similar terms issued to borrowers with similar credit risk. New originations of mortgage loans held for investment subsequent to May 1, 2008 relate primarily to the financing of sales of real estate owned. The imputed interest rate on these financings is based on observable market mortgage rates, adjusted for variations in expected credit losses where market data is unavailable. Loans acquired in a pool are generally purchased at a discount to their unpaid principal balance and are recorded at their purchase price at acquisition.
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
Acquired Credit-Impaired Loans
At acquisition, the Company reviews each loan or pool of loans to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the scheduled contractual principal and contractual interest payments of the loan or pool of loans assuming prepayments over all cash flows expected at acquisition as an amount that should not be accreted (the non-accretable difference). The remaining amount, representing the excess or deficit of the cash flows expected to be collected for the loan or pool of loans over the initial investment, is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield) on a level-yield basis. The carrying amount of these loans is reflected on the consolidated balance sheets net of these discounts.
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
Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the residential loan portfolio carried at amortized cost as of the balance sheet date. This portfolio is made up of one segment and class that consists primarily of less-than prime, credit-challenged residential loans, whose primary risk to the Company is credit exposure. The method for monitoring and assessing credit risk is the same throughout the portfolio.
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
Loan Modifications
The Company will occasionally modify a loan agreement at the request of the borrower. The Company’s current modification program offered to borrowers is limited and is used to assist borrowers experiencing temporary hardships and is intended to minimize the economic loss to the Company and to avoid foreclosure. Generally, the Company’s modifications are short-term interest rate reductions and/or payment deferrals with forgiveness of principal rarely granted. A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. Loans modified in a troubled debt restructuring are typically already on non-accrual status and have an allowance recorded. At times, loans modified in a troubled debt restructuring by the Company may have the financial effect of increasing the allowance associated with the loan. The allowance for an impaired loan that has been modified in a troubled debt restructuring is measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral less any selling costs. Troubled debt restructurings have historically been insignificant to the Company and continue to be insignificant as the Company’s business grows as a diversified mortgage banking firm.
Residential Loans at Fair Value
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value consist of reverse loans, mortgage loans associated with the Non-Residual Trusts, and charged-off loans. The Company has elected to carry these loans at fair value.
Mortgage loans associated with the Non-Residual trusts relate to consolidated VIEs.
Reverse loans consist of HECMs that were either originated or acquired by the Company. The loans are pooled and securitized into HMBS that are sold into the secondary market with servicing rights retained. Based upon the structure of the Ginnie Mae securitization program, the Company has determined that it has not met all of the requirements for sale accounting and accounts for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheets as residential loans at fair value. The proceeds from the transfers of reverse loans are recorded as HMBS related obligations with no gain or loss recognized on the transfers.
Reverse loans also include loans that have not yet been transferred to Ginnie Mae securitization pools and loans that have been repurchased from Ginnie Mae securitization pools. The Company, as an issuer of HMBS, is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of the real estate owned. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. In addition to having to fund these repurchases, the Company also typically earns a lower interest rate and incurs certain non-reimbursable costs during the process of liquidating nonperforming loans.
The yield on reverse loans, along with any change in fair value, is recorded in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). Similarly, the yield on, and change in fair value of mortgage loans associated with the Non-Residual Trusts, is recorded in other net fair value gains. The yield on reverse loans and mortgage loans associated with the Non-Residual Trusts includes recognition of contractual interest income based on the stated interest rates of the loans that is expected to be collected, as well as the accretion of fair value.
Charged-off loans represent a portfolio of defaulted consumer and residential loans which were acquired at substantial discounts to face value. Charged-off loans are consumers' unpaid financial commitments and include residential mortgage loans, auto loans and other unsecured consumer loans. The accretion of fair value associated with charged-off loans, along with any change in fair value, is recorded in other revenues on the consolidated statements of comprehensive income (loss). There is no contractual interest income recognized in relation to charged-off loans.
Purchases and originations of and payments received on residential loans held for investment are included in investing activities on the consolidated statements of cash flows.
Residential Loans Held for Sale
Residential loans held for sale represent mortgage loans originated or acquired by the Company with the intent to sell. These loans are originated or acquired primarily for purposes of selling into the secondary market or to private investors as whole loans with servicing rights either retained or sold. The Company has elected to carry mortgage loans held for sale at fair value. The yield on the loans and any change in fair value are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss). The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that are expected to be collected, as well as the accretion of fair value. Gains or losses recognized upon sale of residential loans held for sale are also included in net gains on sales of loans on the consolidated statements of comprehensive income (loss). Loan origination fees are recorded in other revenues within the consolidated statements of comprehensive income (loss) when earned and related costs are recognized in general and administrative expenses when incurred. Purchases and originations of and payments received on residential loans held for sale are included in operating activities on the consolidated statements of cash flows.

The Company’s agreements with GSEs and other third parties include standard representations and warranties related to the loans the Company sells. The representations and warranties require adherence to origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. In the event of a breach of its representations and warranties, which except for certain loans originated under HARP are generally enforceable at any time over the life of the loan, the Company may be required to either repurchase the residential loans at par with the identified defects or indemnify the credit owner or insurer for applicable incurred losses. In such cases, the Company bears any subsequent credit loss on the residential loans. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender. The Company actively contests claims to the extent that the Company does not consider the claims to be valid. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company's underwriting and quality assurance practices.
The Company records a provision for losses relating to such representations and warranties as part of its loan sale transactions at the time the loan is sold in accordance with the accounting guidance for guarantees. The provision is a reduction in the net gains on sales of loans on the consolidated statements of comprehensive income (loss). The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, historical defect rates, projected repurchase rates, projected resale values, and the probability of reimbursement by the correspondent loan seller. The liability established at the time loans are sold, which is recorded in payables and accrued liabilities on the consolidated balance sheets, is updated based on changes in estimates, with those changes recorded as a component of general and administrative expenses on the consolidated statements of comprehensive income (loss). The level of the liability for representations and warranties requires considerable management judgment. The level of residential loan repurchase losses is dependent on economic factors and external conditions that may change over the lives of the underlying loans.
Receivables Related to Non-Residual Trusts
Receivables related to Non-Residual Trusts, which are recorded in receivables, net on the consolidated balance sheets, consist of the estimated fair value of expected future draws on LOCs from a third party. The LOCs are credit enhancements to the Non-Residual Trusts. The cash flows received from the LOC draws will be paid directly to the underlying securitization trusts and will be used to pay debt holders of these securitizations for shortfalls in principal and interest collections on the loans in the securitizations. The Company has elected to carry these receivables at fair value. Changes in fair value are recorded in other net fair value gains on the consolidated statements of comprehensive income (loss).
Servicing Operations
Servicing Rights, Net
Capitalized servicing rights include rights associated with servicing and sub-servicing contracts acquired in connection with business combinations and servicing rights acquired through the purchase of such rights from third parties or through the sale of loans with servicing rights retained.
A servicing or sub-servicing asset (or liability) is recognized on the consolidated balance sheet when the benefits of servicing are deemed to be greater (or lower) than adequate compensation for the servicing activities performed by the Company. No servicing or sub-servicing asset or liability is recorded if the amounts earned represent adequate compensation. Generally, no servicing asset or liability is recognized when the Company enters into new sub-servicing contracts; however, previously existing contracts acquired in a business combination may be deemed to provide greater (or lower) than adequate compensation.
Subsequent to acquisition, servicing rights (or liabilities) are accounted for using the amortization method or the fair value measurement method, based on the Company’s strategy for managing the risks of the underlying portfolios. Risks inherent in servicing rights include prepayment and interest rate risks.
The Company identifies classes of servicing rights based upon the availability of market inputs used in determining fair value and its available risk management strategies associated with the servicing rights. Based upon these criteria, the Company has identified three classes of servicing rights: a risk-managed loan class, a mortgage loan class, and a reverse loan class. The risk-managed loan class includes loan portfolios for which the Company may apply a hedging strategy in the future. For servicing assets associated with the risk-managed loan class, which are accounted for at fair value, the Company measures the fair value at each reporting date and records changes in fair value in net servicing revenue and fees on the consolidated statements of comprehensive income (loss).
Servicing rights associated with the mortgage loan class and the reverse loan class are amortized based on expected cash flows in proportion to and over the life of servicing revenue. Amortization is recorded as a reduction to net servicing revenue and fees on the consolidated statements of comprehensive income (loss). Servicing assets (or liabilities) are stratified by product type and compared to the estimated fair value on a quarterly basis. Impairment (or an increased obligation) is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the amount, if any, by which the carrying value of the servicing rights for a given stratum exceeds (or in the case of servicing liabilities, is lower than) its fair value. Any fair value in excess of (or in the case of servicing liabilities, lower than) the carrying value for a given stratum is not recognized. The Company recognizes a direct impairment to the servicing asset or liability when the valuation allowance is determined to be unrecoverable.
Net Servicing Revenue and Fees
Servicing revenue and fees consists of income from the Company’s third-party servicing portfolio which includes loans associated with arrangements in which the Company owns the servicing rights or acts as sub-servicer. Servicing revenue and fees includes contractual servicing fees, incentive and performance fees, and ancillary income. Contractual servicing fees related to arrangements in which the Company owns the servicing rights are generally based on a percentage of the unpaid principal balance of the related collateral and are recorded when earned, which is generally upon collection of payments from borrowers. Contractual servicing fees related to arrangements in which the Company acts as sub-servicer are generally based on a fixed dollar amount per loan and are accrued in the period the services are performed. Incentive and performance fees include fees based on the performance of specific portfolios or loans, asset recovery income, and modification fees. Fees based on the performance of specific portfolios or loans are recognized when earned based on the terms of the various servicing and incentive agreements. Asset recovery income is generally recognized upon collection. Certain other incentive fees are recognized when determinable, which is when the Company is officially notified of the amount of such fees. Ancillary income includes late fees, prepayment fees, and collection fees and is generally recognized upon collection. Servicing revenue and fees are adjusted for the amortization of servicing rights carried at amortized cost, the change in fair value of servicing rights carried at fair value and the change in fair value of the excess servicing spread liability.
Servicer and Protective Advances, Net
In the ordinary course of servicing residential loans and pursuant to certain servicing agreements, the Company may advance the principal and interest portion of delinquent mortgage payments to credit owners prior to the collection of such amounts from borrowers, provided that the Company determines these advances are recoverable from either the borrower or the liquidation of collateral. In addition, the Company is required under certain servicing contracts to ensure that property taxes, insurance premiums, foreclosure costs and various other items are paid in order to preserve the assets being serviced. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, from proceeds of liquidation of collateral or ultimate disposition of the loan, from credit owners or from loan insurers. Certain of the Company’s servicing agreements provide that repayment of servicing advances made under the respective agreements have a priority over all other cash payments to be made from the proceeds of the residential loan, and in certain cases the proceeds of the pool of residential loans, which are the subject of that servicing agreement. As a result, the Company is entitled to repayment from loan proceeds before any interest or principal is paid to the bondholders, and in certain cases, advances in excess of loan proceeds may be recovered from pool-level proceeds. These assets are carried at cost, net of estimated losses. The Company establishes an allowance for uncollectible advances based on an analysis of the underlying loans, their historical loss experience, and recoverability pursuant to the terms of underlying servicing agreements. Generally, estimated losses related to advances are recorded in general and administrative expenses on the consolidated statements of comprehensive income (loss).
Custodial Accounts
In connection with its servicing activities, the Company has a fiduciary responsibility for amounts primarily related to borrower escrow funds and other custodial funds due to credit owners aggregating $3.5 billion and $3.0 billion at December 31, 2014 and 2013, respectively. These funds, which do not represent assets or liabilities of the Company, are maintained in segregated bank accounts, and accordingly, are not reflected on the consolidated balance sheets.
Goodwill
Goodwill represents the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If the Company elects to bypass the qualitative assessment or if it determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step quantitative test is required. In Step 1, the Company compares the fair value of the reporting unit with its net carrying value, including goodwill. If the net carrying value of the reporting unit exceeds its fair value, the Company then performs Step 2 of the impairment test to measure the amount of impairment loss, if any. In Step 2, the Company allocates the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, the Company recognizes an impairment loss in an amount equal to that excess up to the carrying value of goodwill. In performing the two-step quantitative assessment, fair value of the reporting unit is based on discounted cash flows, market multiples, and/or appraised values, as appropriate.
The Company completed its annual goodwill impairment test effective October 1, 2014. Refer to Note 13 for further information.
Intangible Assets, Net
Intangible assets primarily consist of customer relationships and institutional relationships. Intangible assets are either amortized using an economic consumption method or a straight-line basis over their related expected useful lives. Intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value.
Premises and Equipment, Net
Premises and equipment, net, is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements and assets under capital leases are amortized over the lesser of the remaining term of the lease or the useful life of the leased asset. Costs to internally develop computer software are capitalized during the application development stage and include external direct costs of materials and services as well as employee costs directly associated with the project during the capitalization period. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value.
Real Estate Owned, Net
Real estate owned, net, which is included in other assets on the consolidated balance sheets, represents properties acquired in satisfaction of residential loans. Upon foreclosure, or when the Company otherwise takes possession of the property, real estate owned is recorded at the lower of cost or estimated fair value less estimated costs to sell. The excess of cost over the fair value of the property acquired less estimated costs to sell, or net realizable value, is charged to the allowance for loan losses for residential loans carried at amortized cost, to other net fair value gains for mortgage loans carried at fair value, and to net fair value gains on reverse loans and related HMBS obligations for reverse loans. The fair value of the property is generally based upon historical resale recovery rates and current market conditions or appraisals. Subsequent declines in the value of real estate owned are recorded as adjustments to the carrying amount through a valuation allowance and are recorded in other expenses, net, on the consolidated statements of comprehensive income (loss). Costs relating to the improvement of the property are capitalized to the extent the balance does not exceed its fair value, whereas those costs relating to maintaining the property are recorded when incurred to other expenses, net, on the consolidated statements of comprehensive income (loss).
The Company may finance the sale of its real estate owned for the portfolio associated with the Residual Trusts. Revenue from the sale of real estate owned is recognized by the full accrual method when the specific criteria for use of this method are met. However, frequently, the requirement for a minimum 5% initial cash investment for primary residences is not met. When this is the case, losses are recognized immediately while gains are deferred and recognized by the installment method until the borrower’s initial investment reaches the minimum 5% requirement. Once the borrower’s initial investment reaches the minimum required amount, revenue is recognized by the full accrual method. Gains and losses on the sale of real estate owned are charged to other expenses, net, on the consolidated statements of comprehensive income (loss) when incurred.
Derivatives
The Company enters into commitments to originate and purchase mortgage loans at interest rates that are determined prior to the funding or purchase of the loan. These commitments are referred to as IRLCs. IRLCs are considered freestanding derivatives and are recorded at fair value at inception. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, and changes in the probability that the loan will fund within the terms of the commitment.
The Company uses derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. The Company may also enter into commitments to purchase MBS as part of its overall hedging strategy. The Company has elected not to designate these freestanding derivatives as hedging instruments under GAAP.

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
In connection with the forward sales commitments and MBS purchase commitments, the Company has margin agreements with counterparties whereby both parties are required to post cash margin in the event the fair values of the derivative financial instruments meet or exceed established thresholds and minimum transfer amounts. This process mitigates counterparty credit risk. The right to receive cash margin placed by the Company with its counterparties is included in other assets, and the obligation to return cash margin received by the Company from its counterparties is included in payables and accrued liabilities on the consolidated balance sheets. The Company has elected to record derivative assets and liabilities and related cash margin on a gross basis, even when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty.
The derivative transactions described above are measured in terms of the notional amount. With the exception of IRLCs, the notional amount is generally not exchanged and is used only as a basis on which interest and other payments are determined.
Insurance Operations
The Company earns commission revenue on voluntary insurance provided for residential loan borrowers and lender-placed hazard insurance for borrowers and credit owners, if permitted under applicable laws and regulations. Commission revenue is recognized when the earnings process has been completed, which is the effective date of the insurance policy, and collectability is reasonably assured. As customers generally pay their premiums in installments over the life of the policies, the Company records an insurance premium receivable and a corresponding payable to insurance carrier, net of commission, which are included on the consolidated balance sheets in receivables, net, and payables and accrued liabilities, respectively. At the time commission revenue is recognized, the Company can reliably estimate expected policy cancellations and records a reserve for cancellations, which is estimated based on historical experience adjusted for known events or circumstances. The reserve for policy cancellations is evaluated on a quarterly basis and adjusted to reflect current estimates.
Servicer Payables
Servicer payables represent amounts collected, which are required to be remitted to third-party trusts, credit owners, or others. These collections are primarily from borrowers whose loans the Company services.
Excess Servicing Spread Liability
The Company recognized the proceeds from the sale of a beneficial interest in a certain portion of the contractual servicing fees associated with certain mortgage loans serviced by the Company as a financing arrangement. The beneficial interest earned by the purchaser of the beneficial interest is referred to as excess servicing spread. The Company elected to record this excess servicing spread liability at fair value consistent with the related servicing rights. The change in fair value of the excess servicing spread liability is recorded in net servicing revenue and fees on the consolidated statements of comprehensive income (loss). The change in fair value of the excess servicing spread liability includes the accretion of fair value which is recorded using the interest method based on the expected cash flows from the excess servicing spread through the expected life of the underlying loans. There is no contractual interest rate on the excess servicing spread liability.
Debt and Other Obligations
Servicer advance liabilities, warehouse borrowings and corporate debt and are carried at amortized cost, net of discounts. Associated deferred debt issuance costs are recorded in other assets on the consolidated balance sheets. These costs and original issue discounts, if any, are amortized to interest expense over the term of the debt or obligation using either the interest method or the straight-line method.
Mortgage-Backed Debt
The Company’s mortgage-backed debt associated with the Residual Trusts is carried at amortized cost, net of discounts. Associated deferred debt issuance costs are recorded in other assets on the consolidated balance sheets. These costs and original issue discounts, if any, are amortized to interest expense over the term of the debt using the interest method. The Company elected to carry mortgage-backed debt related to the Non-Residual Trusts at fair value. The yield on the mortgage-backed debt along with any changes in fair value is recorded in other net fair value gains on the consolidated statements of comprehensive income (loss). The yield on the mortgage-backed debt includes recognition of interest expense based on the stated interest rates of the mortgage-backed debt, as well as the accretion of fair value.

HMBS Related Obligations
The Company recognizes the proceeds from the transfer of HMBS as a secured borrowing. The Company elected to record the secured borrowing, or the HMBS related obligations, at fair value. The yield on the HMBS related obligations along with any changes in fair value are recorded in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). The yield on the HMBS obligations includes recognition of contractual interest expense based on the stated interest rates of the HMBS obligations, as well as the accretion of fair value. Proceeds from securitizations of reverse loans and payments on HMBS related obligations are included in financing activities on the consolidated statements of cash flows.
Other Revenues
Other revenues for the year ended December 31, 2014 include $36.8 million in asset management performance fees collected and earned in connection with the asset management of a fund. These asset management performance fees were earned in connection with the liquidation of the fund’s investments during the period and are based on the fund performance exceeding pre-defined thresholds. The Company records the asset management performance fees when the fund is terminated or when the likelihood of claw-back is improbable. These fees are recorded in the Other non-reportable segment.
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
Share-Based Compensation
The Company has in effect stock incentive plans under which restricted stock, RSUs, performance shares and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company estimates the fair value of share-based awards on the date of grant. The value of the award is generally recognized as an expense using the graded method over the requisite service period. The fair value of the Company’s restricted stock and RSUs is generally based on the average of the high and low market prices of its common stock on the date of grant. The Company estimates the fair value of performance shares and non-qualified stock options as of the date of grant using the Monte-Carlo simulation model and Black-Scholes option pricing model, respectively. These models consider, among other factors, the performance period or expected life of the award, the expected volatility of the Company’s stock price, and expected dividends. The Company records share-based compensation expense in salaries and benefits expense on the consolidated statements of comprehensive income (loss).
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
3. Acquisitions
EverBank Net Assets
On October 30, 2013, the Company entered into a series of definitive agreements to purchase (i) certain private and GSE-backed MSRs and related servicer advances, (ii) sub-servicing rights for mortgage loans and (iii) a default servicing platform from EverBank, collectively referred to as the EverBank net assets. The agreements were structured such that ownership of the MSRs and related servicer advances and the sub-servicing rights for mortgage loans would transfer to the Company as credit owner consents were received, and the net assets associated with the default servicing platform would transfer when the data associated with the loans underlying the MSRs were boarded onto the Company’s servicing systems. The addition of EverBank's default servicing platform and employees to the Company's existing platform augmented both the Company's product capabilities and capacity, as well as extended its geographic diversity as it continues to execute on the opportunities for growth available in the specialty mortgage sector.
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
During March 2014, the Company received approvals to transfer MSRs and sub-servicing rights with an unpaid principal balance of approximately $16.5 billion. Accordingly, the Company paid an additional $44.7 million of the estimated purchase price and recorded MSRs at fair value of $58.7 million. The Company completed the transfer of the loans underlying the acquired MSRs onto the Company’s servicing systems and concurrently took possession of the associated servicer advances, resulting in additional payments by the Company of $152.5 million during the year. The remainder of the purchase price is recorded in payables and accrued liabilities on the consolidated balance sheet at December 31, 2014. The Company is no longer actively pursuing approvals for certain private investor-backed MSRs that have not been received.
The Company has accounted for this series of transactions as a business combination upon closing of the default servicing platform which occurred on May 1, 2014. As the acquired assets and assumed liabilities transferred at several dates, acquired assets and assumed liabilities for approved transactions were recorded on the dates the transfers to the Company occurred.

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
Servicer and protective advances acquired in connection with the acquisition of the EverBank net assets have gross contractual amounts receivable of $163.2 million, all of which are expected to be collected. The EverBank net assets have been allocated to the Servicing segment. The Company incurred acquisition-related expenses to acquire the EverBank net assets of $0.7 million during the year ended December 31, 2014, which are included in general and administrative expenses on the consolidated statement of comprehensive loss. Pro forma combined revenues, net income and earnings per share assuming the EverBank net assets acquisition had occurred on January 1, 2013 are not meaningful.
Pool of Fannie Mae MSRs
On December 10, 2013, the Company entered into an agreement with an affiliate of a national bank to acquire a pool of Fannie Mae MSRs and related servicer advances for an estimated purchase price of $330.0 million for the MSRs, less net cash flows received on the underlying loans between December 10, 2013 and the date of legal transfer. During the three months ended March 31, 2014, the Company completed the acquisition upon receipt of credit owner approval to transfer servicing, at which time the unpaid principal balance of the loans was $27.6 billion. The Company paid $165.0 million of the estimated purchase price in December 2013 and $161.8 million during the year ended December 31, 2014. The remaining purchase price of $3.2 million is recorded in payables and accrued liabilities on the consolidated balance sheet at December 31, 2014. The Company accounted for this transaction as an asset purchase.
ResCap Net Assets
On January 31, 2013, the Company (i) acquired the assets and assumed the liabilities relating to all of ResCap’s Fannie Mae MSRs and related servicer advances, and (ii) acquired ResCap’s mortgage originations and capital markets platforms, collectively referred to as the ResCap net assets, for an adjusted purchase price of $479.2 million. At closing, the ResCap Fannie Mae MSRs were associated with loans totaling $42.3 billion in unpaid principal balance. The Company made cash payments of $15.0 million in the fourth quarter of 2012 and $477.0 million on January 31, 2013. The Company was refunded $12.8 million for cash paid in excess of the adjusted purchase price during the fourth quarter of 2014. In connection with the acquisition, the Company acquired $491.4 million in assets and assumed $12.2 million in liabilities. The assets acquired included $175.1 million in servicer and protective advances, $242.6 million in servicing rights, $47.6 million in goodwill and $25.1 million in intangible assets and capitalized software. The ResCap net assets were allocated to the Servicing and Originations segments. Goodwill acquired was allocated in its entirety to the Originations segment. The acquisition of the ResCap net assets provided the Company with a fully integrated originations platform to complement and enhance its servicing business. The Company accounted for this transaction as a business combination.
Ally Bank Net Assets
On March 1, 2013, the Company acquired the correspondent lending and wholesale broker businesses of Ally Bank for a cash payment of $0.1 million. In connection with the acquisition, the Company acquired $1.5 million in assets, primarily including $1.2 million in intangible assets and $0.1 million in goodwill, and assumed $1.4 million in payables and accrued liabilities. The Ally Bank net assets were allocated to the Originations segment. The acquisition of the Ally Bank net assets has allowed the Company to pursue correspondent lending opportunities using the capabilities resident in the ResCap originations platform. This acquisition was accounted for as a business combination.

The amount of revenues and net income related to the ResCap net assets and Ally Bank net assets included in the Company’s consolidated statement of comprehensive income from the date of acquisition through December 31, 2013 were $743.5 million and $195.1 million, respectively.
The Company incurred acquisition-related expenses to acquire the ResCap net assets and the Ally Bank net assets of $3.0 million during the year ended December 31, 2013, which are included in general and administrative expenses on the consolidated statement of comprehensive income.
Bank of America Asset Purchase
On January 31, 2013, the Company purchased Fannie Mae MSRs from BOA for total consideration of $495.7 million, all of which was paid as of December 31, 2013. At closing, the Fannie Mae MSRs were associated with loans totaling $84.4 billion in unpaid principal balance. As part of the asset purchase agreement, BOA provided sub-servicing on an interim basis while the loan servicing was transferred in tranches to the Company’s servicing systems. As each tranche was boarded, the Company was also obligated to purchase the related servicer advances associated with the boarded loans. The Company purchased $740.7 million of servicer advances as part of the asset purchase agreement. All servicing transfers were completed by December 2013, at which time BOA ceased to be the sub-servicer.
Reverse Mortgage Solutions, Inc.
On November 1, 2012, the Company acquired all of the outstanding shares of RMS for a total consideration of $136.3 million. Based in Spring, Texas, RMS provides a full suite of services to the reverse mortgage sector, including servicing, loan origination and securitization, and other ancillary services. The purchase price for the acquisition included a cash payment of $95.0 million and $41.3 million in shares of the Company's stock. The cash payment included $9.0 million of restricted cash that was payable to sellers of RMS and was recognized in payables and accrued liabilities on the consolidated balance sheets at December 31, 2014. In connection with the acquisition, the Company acquired $5.6 billion in assets, primarily including $5.3 billion in reverse loans and $130.0 million in goodwill, and assumed $5.5 billion in liabilities, primarily including $5.3 billion in HMBS related obligations. The acquisition of RMS resulted in the establishment of the Reverse Mortgage segment. The acquisition of RMS positioned the Company as a full-service provider in the reverse mortgage servicing sector with new growth opportunities and represents an extension of the Company’s fee-for-service business model. The Company accounted for this transaction as a business combination.
The amount of revenues and net income included in the Company’s consolidated statement of comprehensive loss associated with RMS for the period from the date of acquisition through December 31, 2012 were $13.6 million and $1.9 million, respectively. The Company incurred acquisition-related expenses to acquire RMS of $2.8 million during the year ended December 31, 2012, which are included in general and administrative expenses on the consolidated statement of comprehensive loss.
Security One Lending
On December 31, 2012, in connection with the execution of a stock purchase agreement, the Company agreed to acquire all of the outstanding shares of S1L. Based in San Diego, California, S1L was primarily a retail and wholesale reverse mortgage loan originator. S1L had a long-standing relationship with RMS since S1L had been delivering loans using RMS’s technology and RMS acquired a significant amount of S1L’s reverse origination production. The purchase price consisted of $20.0 million in cash paid on December 31, 2012 and contingent earn-out payments to be paid in cash of up to $10.9 million dependent on the achievement of certain designated performance targets over the twelve months following the acquisition. These targets were achieved and the contingent earn-out payment was settled in 2014. In connection with the acquisition, the Company acquired $128.4 million in assets, primarily including $98.4 million in reverse loans and $8.8 million in goodwill, and assumed $102.3 million in liabilities primarily including $89.4 million in warehouse borrowings. The net assets of S1L were allocated to the Reverse Mortgage segment.
The acquisition of S1L enhanced RMS’s position as an issuer of reverse mortgage product, while also significantly increasing RMS’s retail origination presence. The Company obtained effective control over S1L through an economic closing on December 31, 2012. A legal closing subsequently occurred on April 30, 2013. The economic closing required acquisition method accounting in accordance with the authoritative accounting guidance for business combinations.
4. Variable Interest Entities
Consolidated Variable Interest Entities
Residual Trusts
The Company evaluates each securitization trust that funded its residential loan portfolio to determine if it meets the definition of a VIE, and whether or not the Company is required to consolidate the trust. The Company determined that it is the primary beneficiary of 12 securitization trusts in which it owns residual interests, and as a result, has consolidated these trusts. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant to the trusts. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.
The Company is not contractually required to provide any financial support to the Residual Trusts. The Company may, from time to time at its sole discretion, purchase certain assets or cover certain expenses for the trusts to cure delinquency or loss triggers for the sole purpose of releasing excess overcollateralization to the Company. Other than potentially acquiring assets for such purpose, based on current performance trends, the Company does not expect to provide financial support to the Residual Trusts.
Non-Residual Trusts
The Company determined that it is the primary beneficiary of ten securitization trusts for which it does not own any residual interests. The Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. However, as part of a prior agreement to acquire the rights to service the loans in these securitization trusts, the Company has certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates, which is the date each loan pool falls to 10% of the original principal amount. The Company will take control of the remaining collateral in the trusts when these calls are exercised, thus the clean-up call is deemed a variable interest as the Company will be required, under this obligation, to absorb any losses of the trusts subsequent to these calls, which could potentially be significant to each trust. Additionally, as servicer of these trusts, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the trusts.
The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $417.2 million at December 31, 2014.
For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders. The total amount available on these LOCs for these trusts was $265.2 million and $273.6 million at December 31, 2014 and 2013, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated Variable Interest Entities section of this Note.
Servicer and Protective Advance Financing Facilities
The Company has interests in financing entities that acquire servicer and protective advances from certain wholly-owned subsidiaries. The financing subsidiaries are deemed to be VIEs due to the design of the entities including restrictions on its operating activities. The Company is the primary beneficiary of these financing subsidiaries and, accordingly, consolidates the financing subsidiaries. The subsidiaries issue or enter into debt supported by collections on the transferred advances. Refer to Note 17 for additional information.

Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	December 31, 2014
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$41,632	$12,710	$51,635	$105,977
Residential loans at amortized cost, net	1,292,781	—	—	1,292,781
Residential loans at fair value	—	586,433	—	586,433
Receivables at fair value	—	25,201	—	25,201
Servicer and protective advances, net	—	—	1,273,186	1,273,186
Other assets	41,758	1,023	3,418	46,199
Total assets	$1,376,171	$625,367	$1,328,239	$3,329,777

Liabilities
Payables and accrued liabilities	$7,590	$—	$921	$8,511
Servicing advance liabilities	—	—	1,160,257	1,160,257
Mortgage-backed debt	1,098,292	653,167	—	1,751,459
Total liabilities	$1,105,882	$653,167	$1,161,178	$2,920,227

	December 31, 2013
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$44,995	$13,086	$999	$59,080
Residential loans at amortized cost, net	1,377,711	—	—	1,377,711
Residential loans at fair value	—	587,265	—	587,265
Receivables at fair value	—	43,545	—	43,545
Servicer and protective advances, net	—	—	75,481	75,481
Other assets	54,544	1,302	408	56,254
Total assets	$1,477,250	$645,198	$76,888	$2,199,336

Liabilities
Payables and accrued liabilities	$8,391	$—	$81	$8,472
Servicing advance liabilities	—	—	67,905	67,905
Mortgage-backed debt	1,203,084	684,778	—	1,887,862
Total liabilities	$1,211,475	$684,778	$67,986	$1,964,239
The growth in assets and liabilities of the Servicer and Protective Advance Financing Facilities from December 31, 2013 to December 31, 2014 was primarily due to a servicer advance financing facility that was entered into in January 2014 and subsequently amended in December 2014, increasing the capacity available under the facility from $100 million to $1.2 billion.
The assets of the consolidated VIEs are pledged as collateral to the servicing advance liabilities and mortgage-backed debt and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated securitization trust is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts while the servicing advance liabilities related to the trusts are to be satisfied from the recoveries or repayments from the underlying advances. The consolidated VIEs are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts and lenders under the servicer and protective financing facilities do not have recourse to the Company. Refer to Note 21 for additional information regarding the mortgage-backed debt and Note 17 for additional information regarding servicing advance liabilities.
For the Residual Trusts, interest income earned on the residential loans and interest expense incurred on the mortgage-backed debt, both of which are carried at amortized cost, are recorded on the consolidated statements of comprehensive income (loss) in interest income on loans and interest expense, respectively. Additionally, the Company records a provision for its estimate of probable incurred credit losses associated with the residential loans as provision for loan losses, which is included in other expenses, net, on the consolidated statements of comprehensive income (loss). Interest receipts on residential loans and interest payments on mortgage-backed debt are included in operating activities, while principal payments on residential loans are included in investing activities and payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.
The change in fair value of the assets and liabilities of the Non-Residual Trusts are included in other net fair value gains on the consolidated statements of comprehensive income (loss). Included in other net fair value gains is the interest income that is expected to be collected on the residential loans, the interest expense that is expected to be paid on the mortgage-backed debt, as well as the accretion of fair value. Accordingly, the servicing fee that the Company earns for servicing the assets of the Non-Residual Trusts is recognized in other net fair value gains as a component of the recognition of the interest income on the loans. The non-cash component of other net fair value gains is recognized as an adjustment in reconciling net income or loss to the net cash provided by or used in operating activities on the consolidated statements of cash flows. Principal payments on residential loans and draws on receivables are included in investing activities while payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.
Interest expense associated with the servicer and protective advance financing facilities is included in interest expense on the consolidated statements of comprehensive income (loss). Changes in servicer and protective advances are included in operating activities while the issuances of and payments on servicing advance liabilities are included in financing activities on the consolidated statements of cash flows.
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
As noted above, the Company has determined that for seven of these securitization trusts, the Company is the primary beneficiary due to a mandatory clean-up call obligation related to these trusts and, accordingly, the Company has consolidated the seven trusts on the consolidated balance sheets. However, for the four remaining securitization trusts for which the Company does not have a mandatory clean-up call obligation, the Company’s involvement consists only of servicer and the LOC reimbursement obligation. As explained in the Consolidated VIEs section above, the Company does not expect that the final $165.0 million in LOCs will be drawn. As the Company’s only involvement is that of servicer and the LOC reimbursement obligation, which is not expected to be drawn, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have a variable interest that could potentially be significant to the trusts. Accordingly, the four securitization trusts have not been consolidated on the Company’s consolidated balance sheets. The Company serviced $173.8 million and $197.3 million of loans related to the four unconsolidated securitization trusts at December 31, 2014 and 2013, respectively.
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
Transactions with WCO
On April 23, 2014, the Company and York entered into an agreement to contribute cash and other assets in exchange for 100% of the equity interests in WCO which was established to invest in REIT-eligible assets. Under the agreement, the Company and York committed to contribute cash of $20.0 million and $200.0 million, respectively. On July 1, 2014, the Company completed its initial funding of $7.1 million of the Company's total capital commitment of $20.0 million to WCO and also sold to WCO a beneficial interest in a certain portion of contractual servicing fees associated with mortgage loans serviced by the Company. Refer to Note 19 for additional information. The Company’s subsidiary, GTIM, earns fees for providing investment advisory and management services to WCO and administering its business activities and day-to-day operations. During the year ended December 31, 2014, the Company earned $0.3 million in fees associated with these activities which are recorded in other revenues on the consolidated statement of comprehensive loss.
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
Type of Involvement in Unconsolidated Variable Interest Entities
The following table presents the carrying amounts of the Company’s assets that relate to its variable interests in the VIEs that are not consolidated, as well as its maximum exposure to loss and the size of the unconsolidated VIEs (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets						Size of Unconsolidated VIEs (2)
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Other Assets	Total	Maximum Exposure to Loss (1)
VIEs associated with servicing arrangements
Servicing arrangements with a LOC reimbursement obligation
December 31, 2014	$1,454	$2,530	$141	$—	$4,125	$169,125	$173,819
December 31, 2013	1,845	2,500	160	—	4,505	169,505	197,338
Other servicing arrangements
December 31, 2014	—	—	189	—	189	189	447,643
December 31, 2013	—	—	181	—	181	181	430,013
Transactions with WCO
December 31, 2014	—	—	147	7,319	7,466	20,396	80,522
__________

(1)
The Company's maximum exposure to loss for VIEs associated with servicing arrangements equals the carrying value of assets recognized on the consolidated balance sheets, and in the case of arrangements with a LOC reimbursement obligation, also includes the obligation to reimburse a third party for the final $165.0 million drawn on LOCs discussed above. The Company's maximum exposure to loss as it relates to transactions with WCO consists of the Company's unfunded capital commitment and the carrying amount of the Company's assets related to its variable interest in WCO.

(2)
The size of unconsolidated VIEs is represented by the unpaid principal balance of loans serviced for VIEs associated with servicing arrangements. In the case of transactions with WCO, the size of the VIE is WCO's net assets.

5. Transfers of Residential Loans
Sales of Mortgage Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed mortgage loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. The Company accounts for these transfers as sales, and in most, but not all cases, retains the servicing rights associated with the sold loans. If the servicing rights are retained, the Company receives a servicing fee for servicing the sold loans, which represents continuing involvement. During the years ended December 31, 2014 and 2013, substantially all of the mortgage loans sold were purchased by Fannie Mae.
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 29 for further information.
The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Total
December 31, 2014	$331,365	$13,146	$—	$344,511	$28,457,216
December 31, 2013	192,962	6,023	437	199,422	14,672,986
At December 31, 2014 and 2013, $86.3 million and $9.1 million, respectively, in mortgage loans sold and serviced by the Company were 60 days or more past due. The increase in loans 60 days or more past due is related to the growth and early seasoning of the recently originated loan portfolio.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Proceeds received from transfers, net of fees	$19,118,420	$15,293,601	$15,985
Servicing fees collected (1)	63,420	11,212	—
Repurchases of previously transferred loans	8,186	—	—
__________

(1)	Represents servicing fees collected on all loans sold with servicing retained.
In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs. Refer to Note 12 for information relating to servicing of residential loans.
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

At December 31, 2014, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $9.2 billion and $9.9 billion, respectively.
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
The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through net income or loss. This election can only be made at certain specified dates and is irrevocable once made. Other than mortgage loans held for sale, all of which the Company has elected to measure at fair value, the Company does not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as assets and liabilities are acquired or incurred, other than for those assets and liabilities that are required to be recorded and subsequently measured at fair value. In addition, through the S1L acquisition, the Company recognized a contingent earn-out payments liability that it measured at fair value on a recurring basis in accordance with the accounting guidance for business combinations.
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. Other than the transfer of the contingent earn-out payment liability from Level 3 to Level 1 in 2013, no other transfers between levels occurred during the years ended December 31, 2014 and 2013.
Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands):

	December 31,
	2014	2013
Level 1
Liabilities
Contingent earn-out payments	$—	$5,900
Level 1 liabilities	$—	$5,900

Level 2
Assets
Mortgage loans held for sale	$1,124,615	$1,015,607
Freestanding derivative instruments	7,751	19,534
Level 2 assets	$1,132,366	$1,035,141
Liabilities
Freestanding derivative instruments	$29,761	$2,127
Level 2 liabilities	$29,761	$2,127

	December 31,
	2014	2013
Level 3
Assets
Reverse loans	$10,064,365	$8,738,503
Mortgage loans related to Non-Residual Trusts	586,433	587,265
Charged-off loans	57,217	—
Receivables related to Non-Residual Trusts	25,201	43,545
Servicing rights carried at fair value	1,599,541	1,131,124
Freestanding derivative instruments (IRLCs)	60,400	42,831
Level 3 assets	$12,393,157	$10,543,268
Liabilities
Freestanding derivative instruments (IRLCs)	$263	$3,755
Excess servicing spread liability	66,311	—
Mortgage-backed debt related to Non-Residual Trusts	653,167	684,778
HMBS related obligations	9,951,895	8,652,746
Level 3 liabilities	$10,671,636	$9,341,279
The following assets and liabilities are measured on the consolidated financial statements at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Year Ended December 31, 2014
	Fair Value January 1, 2014	Acquisition of EverBank Net Assets	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales	Originations / Issuances	Settlements	Fair Value December 31, 2014
Assets
Reverse loans	$8,738,503	$—	$434,197	$894,252	$—	$611,826	$(614,413)	$10,064,365
Mortgage loans related to Non-Residual Trusts	587,265	—	111,258	—	—	—	(112,090)	586,433
Charged-off loans	—	—	22,501	64,548	—	—	(29,832)	57,217
Receivables related to Non-Residual Trusts	43,545	—	(8,873)	—	—	—	(9,471)	25,201
Servicing rights carried at fair value	1,131,124	58,680	(273,502)	479,820	(10,866)	214,285	—	1,599,541
Freestanding derivative instruments (IRLCs)	42,831	—	17,569	—	—	—	—	60,400
Total assets	$10,543,268	$58,680	$303,150	$1,438,620	$(10,866)	$826,111	$(765,806)	$12,393,157

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,755)	$—	$3,492	$—	$—	$—	$—	$(263)
Excess servicing spread liability	—	—	(2,800)	—	—	(75,426)	11,915	(66,311)
Mortgage-backed debt related to Non-Residual Trusts	(684,778)	—	(82,253)	—	—	—	113,864	(653,167)
HMBS related obligations	(8,652,746)	—	(324,225)	—	—	(1,617,398)	642,474	(9,951,895)
Total liabilities	$(9,341,279)	$—	$(405,786)	$—	$—	$(1,692,824)	$768,253	$(10,671,636)

	For the Year Ended December 31, 2013
	Fair Value January 1, 2013	Acquisition of ResCap Net Assets	Total Gains (Losses) Included in Comprehensive Income	Purchases	Sales	Originations / Issuances	Settlements	Transfers Out	Fair Value December 31, 2013
Assets
Reverse loans (1)	$6,047,108	$—	$112,772	$2,080,857	$(76,441)	$981,390	$(407,183)	$—	$8,738,503
Mortgage loans related to Non-Residual Trusts	646,498	—	64,848	—	—	—	(124,081)	—	587,265
Receivables related to Non-Residual Trusts	53,975	—	4,374	—	—	—	(14,804)	—	43,545
Servicing rights carried at fair value	26,382	242,604	48,058	626,331	—	187,749	—	—	1,131,124
Freestanding derivative instruments (IRLCs)	949	—	41,882	—	—	—	—	—	42,831
Total assets	$6,774,912	$242,604	$271,934	$2,707,188	$(76,441)	$1,169,139	$(546,068)	$—	$10,543,268

Liabilities
Freestanding derivative instruments (IRLCs)	$—	$—	$(3,755)	$—	$—	$—	$—	$—	$(3,755)
Contingent earn-out payments	(6,100)	—	(4,800)	—	—	—	5,000	5,900	—
Mortgage-backed debt related to Non-Residual Trusts	(757,286)	—	(57,678)	—	—	—	130,186	—	(684,778)
HMBS related obligations	(5,874,552)	—	12,302	—	—	(3,203,959)	413,463	—	(8,652,746)
Total liabilities	$(6,637,938)	$—	$(53,931)	$—	$—	$(3,203,959)	$548,649	$5,900	$(9,341,279)
_______

(1)	Includes $28.5 million in reverse loans held for sale at January 1, 2013. There were no reverse loans held for sale at December 31, 2013.
Refer to Note 2 for the location on the consolidated statements of comprehensive income (loss) of gains and losses resulting from changes in fair value of the assets and liabilities disclosed above. Gains and losses disclosed above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
The Company’s valuation committee determines and approves valuation policies and unobservable inputs used to estimate the fair value of items measured at fair value on a recurring basis. The valuation committee, consisting of certain members of the senior executive management team, meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by the Company’s credit risk group. The valuation committee also reviews discount rate assumptions and related available market data.

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
Residential loans

•
Reverse loans, mortgage loans related to Non-Residual Trusts and charged-off loans - These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The discount rate assumption for these assets considers, as applicable, collateral and credit risk characteristics of the loans, collection rates, current market interest rates, expected duration, and current market yields.

•
Mortgage loans held for sale — These loans are valued using a market approach by utilizing observable quoted market prices, where available, or prices for other whole loans with similar characteristics. The Company classifies these loans as Level 2 within the fair value hierarchy.

Receivables related to Non-Residual Trusts — The Company estimates the fair value of these receivables using Level 3 unobservable market inputs at the net present value of expected cash flows from the LOCs to be used to pay debt holders over the remaining life of the securitization trusts. Receivables related to Non-Residual Trusts are recorded in receivables, net, on the consolidated balance sheets.
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

Freestanding derivative instruments — Fair values of IRLCs are derived using valuation models incorporating market pricing for instruments with similar characteristics and by estimating the fair value of the servicing rights expected to be recorded at sale of the loan and are adjusted for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and, as a result, IRLCs are classified as Level 3 within the fair value hierarchy. The loan funding probability ratio represents the aggregate likelihood that loans currently in a lock position will ultimately close, which is largely dependent on the loan processing stage that a loan is currently in, and changes in interest rates from the time of the rate lock through the time a loan is closed. IRLCs have positive fair value at inception and change in value as interest rates and loan funding probability change. Rising interest rates have a positive effect on the fair value of the servicing rights component of the IRLC fair value and increase the loan funding probability. An increase in loan funding probability (i.e., higher aggregate likelihood of loans estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing, to a lower loss, if in a loss position. A significant increase (decrease) to the fair value of servicing rights in isolation could result in a significantly higher (lower) fair value measurement.
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
Excess servicing spread liability — The Company uses the assistance of a third-party valuation specialist to develop the discounted cash flow model used to estimate the fair value of this liability. The assumptions utilized are based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion of the underlying loan portfolio. The Company classifies its excess servicing spread liability as Level 3 within the fair value hierarchy.

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
With the exception of IRLCs and collection rates associated with charged-off loans, significant increases (decreases) in any of the inputs related to assets disclosed below, in isolation, could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of the inputs related to liabilities, other than IRLCs, and collection rates on charged-off loans, as disclosed below, in isolation, could result in a significantly higher (lower) fair value measurement. The impact on fair value for increases and decreases to significant unobservable inputs related to IRLCs is discussed above.

		December 31, 2014		December 31, 2013
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years	1.8 - 12.3	4.7	2.0 - 12.9	4.4
	Conditional repayment rate	13.40% - 42.20%	21.68%	10.67% - 36.61%	20.70%
	Discount rate	2.00% - 3.65%	2.76%	1.79% - 5.30%	2.98%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	2.24% - 3.76%	3.17%	2.20% - 3.78%	2.99%
	Conditional default rate	1.68% - 3.51%	2.34%	1.81% - 3.60%	2.90%
	Loss severity	76.12% - 92.53%	85.88%	75.90% - 96.67%	88.09%
	Discount rate	8.00%	8.00%	10.00%	10.00%
Charged-off loans	Collection rate	2.34% - 4.53%	2.46%	—	—
	Discount rate	30.00% - 32.25%	30.19%	—	—
Receivables related to Non-Residual Trusts	Conditional prepayment rate	1.89% - 3.33%	2.72%	1.93% - 3.11%	2.66%
	Conditional default rate	1.92% - 3.81%	2.55%	1.98% - 3.85%	3.16%
	Loss severity	73.26% - 89.78%	82.87%	72.94% - 94.16%	85.25%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years	5.6 - 9.3	6.6	6.0 - 10.8	6.8
	Discount rate	8.24% - 29.16%	9.55%	8.87% - 18.11%	9.76%
	Conditional prepayment rate	5.04% - 11.15%	7.87%	3.85% - 8.08%	7.06%
	Conditional default rate	0.28% - 3.53%	2.36%	0.50% - 3.74%	2.90%
Interest rate lock commitments	Loan funding probability	3.44% - 100.00%	77.45%	11.99% - 100.00%	78.23%
	Fair value of initial servicing rights multiple (4)	0.20 - 5.47	3.83	1.64 - 5.60	4.21

		December 31, 2014		December 31, 2013
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	28.00% - 100.00%	80.90%	46.50% - 100.00%	82.67%
	Fair value of initial servicing rights multiple (4)	0.67 - 5.47	4.06	1.89 - 5.30	4.52
Excess servicing spread liability	Weighted-average remaining life in years	7.2 - 7.4	7.3	—	—
	Discount rate	13.60%	13.60%	—	—
	Conditional prepayment rate	7.71% - 7.89%	7.79%	—	—
	Conditional default rate	0.86% - 2.31%	1.51%	—	—
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	1.89% - 3.33%	2.72%	1.93% - 3.11%	2.66%
	Conditional default rate	1.92% - 3.81%	2.55%	1.98% - 3.85%	3.16%
	Loss severity	73.26% - 89.78%	82.87%	72.94% - 94.16%	85.25%
	Discount rate	6.00%	6.00%	8.00%	8.00%
HMBS related obligations	Weighted-average remaining life in years	1.3 - 7.7	3.9	1.9 - 7.8	4.1
	Conditional repayment rate	11.30% - 48.65%	21.21%	10.22% - 38.67%	20.31%
	Discount rate	1.44% - 3.06%	2.36%	1.38% - 4.01%	2.36%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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
Fair Value Option
The Company has elected the fair value option for mortgage loans, receivables and mortgage-backed debt related to the Non-Residual Trusts; reverse loans; mortgage loans held for sale; charged-off loans; servicing rights associated with the risk managed loan class; excess servicing spread liability; and HMBS related obligations. The fair value option was elected for these assets and liabilities as the Company believes fair value best reflects their expected future economic performance.

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	December 31, 2014		December 31, 2013
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,064,365	$9,340,270	$8,738,503	$8,135,927
Mortgage loans held for sale (1)	1,124,615	1,071,787	1,015,607	976,774
Mortgage loans related to Non-Residual Trusts	586,433	650,382	587,265	727,110
Charged-off loans	57,217	3,366,504	—	—
Total	$11,832,630	$14,428,943	$10,341,375	$9,839,811

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$653,167	$657,174	$684,778	$735,379
HMBS related obligations (2)	9,951,895	9,172,083	8,652,746	7,959,711
Total	$10,605,062	$9,829,257	$9,337,524	$8,695,090
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 18 for further information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that have a fair value of $2.0 million and $1.7 million at December 31, 2014 and 2013, respectively, and an unpaid principal balance of $10.2 million and $9.4 million, at December 31, 2014 and 2013, respectively. All charged-off loans are 90 days or more past due.
Included in gains and losses associated with assets and liabilities for which the Company has elected the fair value option are fair value gains and losses from instrument-specific credit risk that include, as applicable, the change in fair value due to changes in assumptions related to prepayments, defaults, severity, and discount rates. Presented in the table below are the fair value gains and losses from instrument-specific credit risk associated with the assets and liabilities for which the Company has elected the fair value option (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Gains (losses) from changes in instrument-specific credit risk associated with assets under the fair value option
Mortgage loans related to Non-Residual Trusts	$62,103	$(4,340)	$17,845
Charged-off loans	7,598	—	—
Receivables related to Non-Residual Trusts	(8,120)	2,903	(11,986)
Total	$61,581	$(1,437)	$5,859

Gains (losses) from changes in instrument-specific credit risk associated with liabilities under the fair value option
Excess servicing spread liability	$2,292	$—	$—
Mortgage-backed debt related to Non-Residual Trusts	(35,438)	54	(5,416)
Total	$(33,146)	$54	$(5,416)
As a result of HECMs being insured by the FHA and HMBS related obligations being guaranteed by Ginnie Mae, instrument-specific credit risk associated with these assets and liabilities is insignificant. Due to the short holding period of mortgage loans held for sale, related fair value gains and losses from instrument-specific credit risk are also insignificant. The gains and losses associated with changes in instrument-specific credit risk for the assets and liabilities of the Non-Residual Trusts for the year ended December 31, 2014 were due primarily to the reduction of discount rates resulting from tightening of yields in the market. For changes in instrument-specific credit risk for servicing rights for which the Company has elected the fair value option, refer to the "changes in valuation inputs or other assumptions" in the table summarizing the activity in servicing rights carried at fair value included in Note 12.

Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net, of $88.4 million and $73.6 million at December 31, 2014 and 2013, respectively. Real estate owned, net, is included on the consolidated financial statements in other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		December 31, 2014		December 31, 2013
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 59.58%	8.04%	0.00% - 88.68%	9.48%
__________

(1)	Loss severity is based on projected liquidations.
The Company held real estate owned, net, of $55.3 million, $32.1 million and $1.0 million in the Reverse Mortgage and Loans and Residuals segments and Other non-reportable segment, respectively, at December 31, 2014. The Company held real estate owned, net, of $27.0 million, $45.3 million and $1.3 million in the Reverse Mortgage and Loans and Residuals segments and Other non-reportable segment, respectively, at December 31, 2013. Properties (represented by 5% or more of real estate owned) are located in Texas, Florida, Alabama, Illinois, and Mississippi. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. Management approves valuations that have been determined using the historical severity rate method.
For the years ended December 31, 2014, 2013 and 2012, real estate owned expenses, net, which are recorded in other expenses, net on the consolidated statements of comprehensive income (loss) were $7.0 million, $6.4 million and $6.8 million, respectively. Included in real estate owned expenses, net, are lower of cost or fair value adjustments of $2.8 million, $0.8 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Fair Value of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value on a recurring or non-recurring basis and their respective levels within the fair value hierarchy (in thousands). This table excludes cash and cash equivalents, restricted cash and cash equivalents, servicer payables and warehouse borrowings as these financial instruments are highly liquid or short-term in nature and as a result, their carrying amounts approximate fair value.

		December 31, 2014		December 31, 2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net	Level 3	$1,314,539	$1,377,213	$1,394,871	$1,341,376
Insurance premium receivables	Level 3	98,220	93,395	103,149	97,902
Servicer and protective advances, net	Level 3	1,761,082	1,691,443	1,381,434	1,332,315

Financial liabilities
Payables to insurance carriers	Level 3	69,498	68,673	69,489	68,470
Servicing advance liabilities (1)	Level 3	1,362,017	1,367,519	970,884	971,286
Corporate debt (1)	Level 2	2,230,557	2,095,286	2,229,969	2,322,709
Mortgage-backed debt carried at amortized cost (1)	Level 3	1,086,660	1,121,369	1,189,536	1,192,510
__________

(1)	The carrying amounts of servicing advance liabilities, corporate debt and mortgage-backed debt carried at amortized cost are net of deferred issuance costs.

The following is a description of the methods and significant assumptions used in estimating the fair value of the Company’s financial instruments that are not measured at fair value on a recurring or non-recurring basis.
Residential loans at amortized cost, net — The methods and assumptions used to estimate the fair value of residential loans carried at amortized cost are the same as those described for mortgage loans related to Non-Residual Trusts carried at fair value on a recurring basis.
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
Servicer and protective advances, net — The estimated fair value of these advances is based on the net present value of expected cash flows. The determination of expected cash flows includes consideration of recoverability clauses in the Company’s servicing agreements, as well as, assumptions related to the underlying collateral when proceeds may be used to recover these receivables.
Payables to insurance carriers — The estimated fair value of these liabilities is based on the net present value of the expected carrier payments over the life of the payables.
Servicing advance liabilities — The estimated fair value of the majority of these liabilities approximates carrying value as these liabilities bear interest at a rate that is adjusted regularly based on a market index.
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
Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Realized gains on sales of loans	$367,314	$218,504	$537
Change in unrealized gains on loans held for sale	1,412	24,771	266
Gains on interest rate lock commitments	21,061	38,126	949
Gains (losses) on forward sales commitments	(156,201)	111,830	(1,102)
Losses on MBS purchase commitments	(18,009)	(5,599)	—
Capitalized servicing rights	214,285	187,749	—
Provision for repurchases	(7,741)	(9,067)	(18)
Interest income	40,051	32,625	16
Other	—	35	—
Net gains on sales of loans	$462,172	$598,974	$648

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Interest income on reverse loans	$398,925	$347,497	$44,314
Change in fair value of reverse loans	35,272	(239,417)	20,716
Net fair value gains on reverse loans	434,197	108,080	65,030

Interest expense on HMBS related obligations	(372,346)	(321,820)	(41,114)
Change in fair value of HMBS related obligations	48,121	334,122	(16,637)
Net fair value gains (losses) on HMBS related obligations	(324,225)	12,302	(57,751)
Net fair value gains on reverse loans and related HMBS obligations	$109,972	$120,382	$7,279
7. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities not designated as hedging instruments as well as cash margin (in thousands):

	December 31, 2014			December 31, 2013
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$2,825,924	$60,400	$263	$2,202,638	$42,831	$3,755
Forward sales commitments	4,989,400	332	29,744	2,903,700	19,534	247
MBS purchase commitments	1,847,000	7,419	17	308,700	—	1,880
Total derivative instruments		$68,151	$30,024		$62,365	$5,882
Cash margin		$14,664	$2,780		$—	$19,148
Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of less than $0.1 million and $2.3 million, and liability positions of $10.2 million and $4.1 million, at December 31, 2014 and 2013, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At December 31, 2014, the Company’s net derivative liability position with that counterparty of $0.4 million is comprised of a net derivative liability position of $2.4 million and cash margin received of $2.8 million, partially offset by $4.8 million of over-collateralized positions associated with the master repurchase agreement. Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 6 for a summary of the gains and losses on freestanding derivatives.

8. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net, consist of mortgage loans held for investment. The majority of these residential loans are held in securitization trusts that have been consolidated. Refer to Note 4 for further information regarding VIEs.
Residential loans at amortized cost, net, are comprised of the following components (in thousands):

	December 31,
	2014	2013
Residential loans, principal balance	$1,442,838	$1,542,056
Unamortized discounts and other cost basis adjustments, net (1)	(118,266)	(132,865)
Allowance for loan losses	(10,033)	(14,320)
Residential loans at amortized cost, net (2)	$1,314,539	$1,394,871
__________

(1)	Included in unamortized discounts and other cost-basis adjustments, net, is $12.0 million and $12.8 million of accrued interest receivable at December 31, 2014 and 2013, respectively.

(2)	Included in residential loans at amortized cost, net, is $21.8 million and $17.2 million of unencumbered mortgage loans at December 31, 2014 and 2013, respectively.
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

The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Balance at beginning of the year	$14,320	$20,435	$13,824
Provision for loan losses (1)	1,491	1,229	13,352
Charge-offs, net of recoveries (2)	(5,778)	(7,344)	(6,741)
Balance at end of the year	$10,033	$14,320	$20,435
__________

(1)	Provision for loan losses is included in other expense, net, on the consolidated statements of comprehensive income (loss).

(2)
Includes charge-offs recognized upon foreclosure of real estate in satisfaction of residential loans of $4.3 million, $7.2 million and $5.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans at amortized cost by basis of accounting (in thousands):

	December 31,
	2014	2013
Allowance for loan losses
Loans collectively evaluated for impairment	$8,437	$13,058
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	1,596	1,262
Total	$10,033	$14,320

Recorded investment in residential loans at amortized cost
Loans collectively evaluated for impairment	$1,299,514	$1,383,252
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	25,058	25,939
Total	$1,324,572	$1,409,191
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
The following table presents the aging of the residential loan portfolio accounted for at amortized cost, net (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (1)	Current (2)	Total Residential Loans	Non- Accrual Loans
December 31, 2014	$24,096	$8,884	$55,663	$88,643	$1,235,929	$1,324,572	$55,663
December 31, 2013	18,798	7,186	54,836	80,820	1,328,371	1,409,191	54,836
_________

(1)	Balances represent non-performing loans for the credit quality profile.

(2)	Balances represent performing loans for the credit quality profile.

Concentrations of Credit Risk
Concentrations of credit risk associated with the residential loan portfolio carried at amortized cost are limited due to the large number of customers and their dispersion across many geographic areas. The table below provides the percentage of residential loans carried at amortized cost on the Company’s consolidated balance sheets at December 31, 2014 and 2013 by the state in which the home securing the loan is located and is based on their unpaid principal balances. Other consists of loans in states in which concentration individually represents less than 5% of total unpaid principal balance.

Texas	35%
Mississippi	15%
Alabama	8%
Florida	7%
Louisiana	6%
South Carolina	6%
Georgia	5%
Other	18%
Total	100%
9. Residential Loans at Fair Value
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value include reverse loans, mortgage loans in Non-Residual Trusts and charged-off loans. The Company purchased and originated reverse loans in the amount of $1.5 billion, $3.0 billion and $594.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. The Company purchased charged-off loans with an unpaid principal balance of $3.5 billion for $64.5 million during the year ended December 31, 2014.
Credit Risk
HECMs are insured by the FHA. Although performing and nonperforming reverse loans are covered by FHA insurance, the Company may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However these amounts are considered to be insignificant.
The Company does not currently own residual interests in or provide credit support to the Non-Residual Trusts. However, the Company has assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to a certain amount of credit risk associated with the purchased mortgage loans when the calls are exercised. This credit risk is considered in the fair value of the related mortgage loans. Refer to Note 29 for additional information.
The charged-off loan portfolio was acquired for a substantial discount to face value and as a result, exposes the Company to minimal credit risk.
Residential Loans Held for Sale
The Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company typically retains the right to service these loans. Refer to Note 5 for additional information regarding these sales of residential loans that are held for sale.

A reconciliation of the changes in residential loans held for sale to the amounts presented on the consolidated statements of cash flows is presented in the following table (in thousands).

	For the Years Ended December 31,
	2014	2013	2012
Balance at beginning of the year	$1,015,607	$45,065	$—
Purchases and originations of loans held for sale	18,878,305	16,141,573	22,259
Proceeds from sales of and payments on loans held for sale (1)	(19,177,179)	(15,452,196)	(15,985)
Realized gains on sales of loans (2)	367,314	218,504	537
Change in unrealized gains on loans held for sale (2)	1,412	24,771	266
Interest income (2)	40,051	32,625	16
Acquisition of S1L	—	—	37,972
Transfers from loans held for investment	—	5,183	—
Other	(895)	82	—
Balance at end of the year	$1,124,615	$1,015,607	$45,065
__________

(1)	Excludes realized gains and losses on freestanding derivatives.

(2)	Amount is a component of net gains on sales of loans on the consolidated statements of comprehensive income (loss). Refer to Note 6 for additional information.
Credit Risk
The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, typically less than 20 days, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale. At December 31, 2014, the Company held $3.0 million in repurchased loans.
10. Receivables, Net
Receivables, net, consist of the following (in thousands):

	December 31,
	2014	2013
Insurance premium receivables	$98,220	$103,149
Servicing fee receivables	51,183	54,794
Receivables related to Non-Residual Trusts	25,201	43,545
Income tax receivables	17,106	53,495
Other receivables	27,837	67,126
Total receivables	219,547	322,109
Less: Allowance for uncollectible receivables	(3,918)	(2,914)
Receivables, net	$215,629	$319,195

11. Servicer and Protective Advances, Net
Servicer advances consist of principal and interest advances to certain unconsolidated securitization trusts to meet contractual payment requirements to credit owners. Protective advances consist of advances to protect the collateral being serviced by the Company and primarily include payments made for property taxes, insurance and foreclosure costs. Servicer and protective advances, net, consist of the following (in thousands):

	December 31,
	2014	2013
Servicer advances	$59,587	$53,473
Protective advances	1,813,922	1,390,503
Total servicer and protective advances	1,873,509	1,443,976
Less: Allowance for uncollectible advances	(112,427)	(62,542)
Servicer and protective advances, net	$1,761,082	$1,381,434
The following table shows the activity in the allowance for uncollectible advances (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Balance at beginning of the year	$62,542	$34,418	$27,711
Provision for uncollectible advances	75,704	37,993	13,199
Charge-offs, net of recoveries and other	(25,819)	(9,869)	(6,492)
Balance at end of the year	$112,427	$62,542	$34,418
12. Servicing of Residential Loans
The Company provides servicing for third-party credit owners of mortgage loans and reverse loans and for loans and real estate owned recognized on the consolidated balance sheets. The Company’s total servicing portfolio consists of accounts serviced for others for which servicing rights have been capitalized, accounts sub-serviced for others, as well as residential loans and real estate owned recognized on the consolidated balance sheets.
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	December 31, 2014		December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners (1)
Capitalized servicing rights	1,573,867	$182,207,043	1,310,357	$146,143,213
Capitalized sub-servicing (2)	187,747	10,443,480	235,112	13,369,236
Sub-servicing	431,271	50,882,152	393,640	47,006,325
Total third-party servicing portfolio	2,192,885	243,532,675	1,939,109	206,518,774
On-balance sheet residential loans and real estate owned	116,763	12,579,467	112,687	11,442,362
Total servicing portfolio (3)	2,309,648	$256,112,142	2,051,796	$217,961,136
__________

(1)	Includes real estate owned serviced for third parties.

(2)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than “adequate compensation” for performing the servicing.

(3)	Includes accounts serviced by the Servicing and Reverse Mortgage segments and excludes charged-off loans managed by the ARM segment.

The Company’s geographic diversification of its third-party servicing portfolio, based on the outstanding unpaid principal balance, is as follows (dollars in thousands):

	December 31, 2014			December 31, 2013
	Number of Accounts	Unpaid Principal Balance	Percentage of Total	Number of Accounts	Unpaid Principal Balance	Percentage of Total
California	239,450	$42,499,413	17.5%	215,010	$37,461,223	18.1%
Florida	189,111	22,378,614	9.2%	176,819	21,143,369	10.2%
Texas	172,999	13,724,469	5.6%	147,654	10,700,328	5.2%
Other <5%	1,591,325	164,930,179	67.7%	1,399,626	137,213,854	66.5%
Total	2,192,885	$243,532,675	100.0%	1,939,109	$206,518,774	100.0%
Net Servicing Revenue and Fees
The Company services loans for itself, as well as for third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing, ARM and Reverse Mortgage segments (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Servicing fees	$675,335	$544,544	$274,713
Incentive and performance fees	157,148	156,279	105,073
Ancillary and other fees (1)	88,430	77,091	39,184
Servicing revenue and fees	920,913	777,914	418,970
Amortization of servicing rights	(43,101)	(42,583)	(50,461)
Change in fair value of servicing rights	(273,502)	48,058	—
Change in fair value of excess servicing spread liability (2)	(2,800)	—	—
Net servicing revenue and fees	$601,510	$783,389	$368,509
__________

(1)	Includes late fees of $48.4 million, $39.9 million and $16.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $4.9 million for the year ended December 31, 2014.
For the years ended December 31, 2014 and 2013, servicing revenue and fees included $615.8 million and $495.3 million, respectively, in revenues from servicing Fannie Mae residential loans. For the year ended December 31, 2012, servicing revenue and fees included $199.8 million in revenues from servicing Fannie Mae residential loans and loans associated with a large commercial bank. These amounts include revenues for the Company's Servicing, Reverse Mortgage, and Asset Receivables Management segments. A substantial portion of the Company’s third-party servicing revenue consists of revenues from Fannie Mae, a large commercial bank, and various securitization trusts.
Servicing Rights
Servicing rights are represented by three classes, which consist of a risk-managed loan class, a mortgage loan class, and a reverse loan class. These classes are based on the availability of market inputs used in determining the fair values of servicing rights and risk management strategies available to the Company. Risks inherent in servicing rights include prepayment and interest rate risks. The risk-managed loan class includes portfolios for which the Company may apply a hedging strategy in the future. At initial recognition, the fair value of the servicing right is established using assumptions consistent with those used to establish the fair value of existing servicing rights. Subsequent to initial capitalization, servicing rights are accounted for using either the fair value method or the amortization method based on the servicing class. Servicing rights carried at amortized cost consist of the mortgage loan class and the reverse loan class. Servicing rights carried at fair value consist of the risk-managed loan class.

Servicing Rights Carried at Amortized Cost
The following tables summarize the activity in the carrying value of servicing rights accounted for at amortized cost by class (in thousands):

	Mortgage Loan	Reverse Loan
Balance at January 1, 2012	$250,329	$—
Acquisition of RMS	—	15,916
Acquisition of S1L	67	311
Purchases	26,550	—
Amortization	(49,755)	(706)
Balance at December 31, 2012	227,191	15,521
Reclassifications (1)	(26,382)	—
Purchases	36	—
Amortization	(39,057)	(3,526)
Other	(6)	(1)
Balance at December 31, 2013	161,782	11,994
Amortization	(40,418)	(2,683)
Balance at December 31, 2014	$121,364	$9,311
_______

(1)	Represents servicing rights for which the Company elected fair value accounting as of January 1, 2013. This election had no impact on retained earnings.
Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. At December 31, 2014, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $142.5 million and $14.1 million, respectively. At December 31, 2013, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $192.1 million and $15.9 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	December 31, 2014
	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years	5.6	3.2
Weighted-average stated borrower interest rate on underlying collateral	7.90%	3.50%
Weighted-average discount rate	12.10%	15.00%
Conditional prepayment rate (1)	6.49%	N/A
Conditional default rate (1)	2.77%	N/A
Conditional repayment rate (2)	N/A	24.74%
__________

(1)	For the mortgage loan class, voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Years Ended December 31,
	2014	2013
Balance at beginning of the year (1)	$1,131,124	$26,382
Acquisition of EverBank net assets	58,680	—
Acquisition of ResCap net assets	—	242,604
Purchases (2)	479,820	626,331
Servicing rights capitalized upon sales of loans	214,285	187,749
Sales	(10,866)	—
Change in fair value due to:
Changes in valuation inputs or other assumptions (3)	(124,471)	153,331
Other changes in fair value (4)	(149,031)	(105,273)
Total change in fair value	(273,502)	48,058
Balance at end of the year	$1,599,541	$1,131,124
__________

(1)
There were no servicing rights carried at fair value at December 31, 2012. The balance at the beginning of the year ended December 31, 2013 presented above represents those servicing rights for which the Company elected fair value accounting as of January 1, 2013.

(2)
Included in purchases is the pool of Fannie Mae MSRs acquired during the year ended December 31, 2014 and servicing rights associated with an asset purchase from BOA acquired during the year ended December 31, 2013. Refer to Note 3 for additional information.

(3)	Represents the change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(4)	Represents the realization of expected cash flows over time and includes $12.9 million in servicing rights transferred to the Company for no consideration for the year ended December 31, 2013.
The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	December 31,
	2014	2013
Weighted-average remaining life in years	6.6	6.8
Weighted-average stated borrower interest rate on underlying collateral	4.65%	5.20%
Weighted-average discount rate	9.55%	9.76%
Conditional prepayment rate	7.87%	7.06%
Conditional default rate	2.36%	2.90%
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

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted-average of certain significant assumptions used in valuing these assets (dollars in thousands):

	December 31, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Weighted-average discount rate	9.55%	$(62,785)	$(121,117)	9.76%	$(49,687)	$(95,531)
Conditional prepayment rate	7.87%	(59,344)	(114,523)	7.06%	(47,114)	(88,411)
Conditional default rate	2.36%	(15,388)	(30,285)	2.90%	(12,778)	(25,110)
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
Fair Value of Originated Servicing Rights
For mortgage loans sold with servicing retained, the Company used the following inputs and assumptions to determine the fair value of servicing rights at the dates of sale. These servicing rights are included in servicing rights capitalized upon sales of loans in the table presented above that summarizes the activity in servicing rights accounted for at fair value. There were no servicing rights recognized in connection with transfers with servicing rights retained during the year ended December 31, 2012.

For the Years Ended December 31,
	2014	2013
Weighted-average life in years	5.6 - 7.8	6.1 - 9.6
Weighted-average stated borrower interest rate on underlying collateral	4.31% - 4.67%	3.73% - 4.54%
Discount rates	9.30% - 9.50%	9.50% - 12.30%
Weighted-average conditional prepayment rates	6.08% - 8.76%	3.00% - 8.10%
Weighted-average conditional default rates	0.59% - 0.83%	0.50% - 2.00%
13. Goodwill and Intangible Assets, Net
Goodwill and intangible assets were recorded in connection with business combinations. Amortization expense associated with intangible assets was $18.9 million, $31.3 million and $24.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Intangible assets consist of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$139,767	$(58,910)	$80,857	$139,767	$(44,398)	$95,369
Institutional relationships	16,600	(6,618)	9,982	34,800	(21,973)	12,827
Other	15,000	(2,336)	12,664	16,500	(2,290)	14,210
Total intangible assets	$171,367	$(67,864)	$103,503	$191,067	$(68,661)	$122,406

Based on the balance of intangible assets, net, at December 31, 2014, the following is an estimate of amortization expense for each of the next five years and thereafter (in thousands):

Amortization Expense
2015	$14,938
2016	11,710
2017	10,469
2018	9,373
2019	8,395
Thereafter	48,618
Total	$103,503
The table below sets forth the activity in goodwill by reportable segment (in thousands):

	Reportable Segment
	Servicing	Originations	Reverse Mortgage	Asset Receivables Management	Insurance	Total
Balance at January 1, 2013	$431,455	$—	$110,008	$34,518	$4,397	$580,378
Acquisition of ResCap net assets	—	47,648	—	—	—	47,648
Acquisition of Ally Bank net assets	—	99	—	—	—	99
Acquisition of MetLife Bank net assets	812	—	—	—	—	812
Adjustments (1)	—	—	28,800	—	—	28,800
Balance at December 31, 2013	432,267	47,747	138,808	34,518	4,397	657,737
Impairment	—	—	(82,269)	—	—	(82,269)
Balance at December 31, 2014	$432,267	$47,747	$56,539	$34,518	$4,397	$575,468
__________

(1)
During the year ended December 31, 2013, the Company recorded adjustments to the goodwill allocated to the Reverse Mortgage segment in connection with the acquisition of RMS. Refer to Note 3 for additional information on RMS.

The Company completed a qualitative assessment of goodwill impairment on its Reverse Mortgage and Insurance reporting units during the fourth quarter of 2014, and based on that assessment the Company believes it is more likely than not that the fair values of these reporting units exceed their carrying values. These conclusions were reached primarily due to the respective reporting unit's operating results, business plans, economic projections, anticipated cash flows and market data. Additionally, the Company considered the results of a recently completed quantitative assessment of goodwill impairment for the Reverse Mortgage reporting unit as a result of impairment testing performed in the second quarter of 2014, as discussed below. The Company performed a quantitative impairment test for the Servicing, Originations and ARM reporting units and concluded that the fair value of each reporting unit was greater than its respective carrying values. Thus, other than the goodwill impairment recorded for the Reverse Mortgage reporting unit in the second quarter of 2014, there were no other goodwill impairment charges recorded in the year ended December 31, 2014.
Reverse Mortgage
During August 2013, HUD announced certain changes to the HECM program that impacted the reverse mortgage products available to borrowers and reduced the available principal to be drawn initially by borrowers, deferring a significant amount of cash flow to future years. The regulatory changes forced industry participants to revise their overall business strategies. These changes created competitive pressures in the overall market place resulting in reduced and delayed cash flows which negatively impact discounted cash flows due to the time value of money.
As a result of the August 2013 changes, the Company's Reverse Mortgage reporting unit experienced operating challenges during 2014. During the second quarter of 2014, the Company developed a new strategy to increase the volume of new reverse loans sourced through the reporting unit’s retail origination channel which is anticipated to provide higher cash flows to the reporting unit. As part of this process, the Company revised its multi-year forecast for the reverse mortgage business. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the reporting unit goodwill incorporated insights gained since acquiring the reverse mortgage business. Changes in the HECM program noted above resulted in lower projected revenue for the Company. The revised forecast also reflected changes related to current market trends, business mix, and cost structure, a likely reduction of certain fee revenue streams, and other expectations about the anticipated short-term operating results of the reverse mortgage business.
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
Based on the Company's analyses, the fair value of the reporting unit was below its carrying value. As a result, the Company recorded an $82.3 million goodwill impairment charge in the second quarter of 2014 which is included in the goodwill impairment line item on the consolidated statement of comprehensive loss for the year ended December 31, 2014. Subsequent to the second quarter testing, financial results have been consistent with the revised financial forecast. In addition, no events occurred between the interim and annual impairment tests that would cause the Company to believe that it is not more likely than not the fair value of the reporting unit was less than the carrying value.
Step 1 Testing
A summary of Step 1 testing performed by the Company as of October 1, 2014, is provided below by reporting unit (dollars in thousands):

	Goodwill	% Excess Fair Value Over Carrying Value
Servicing	$432,267	18%
Originations	47,747	8%
ARM	34,518	23%
During 2014, the Company has experienced a significant decline in market capitalization relative to prior periods, as have other market participants in the specialty servicing sector. As part of the Company's consideration surrounding the potential for goodwill impairment, it assessed its market capitalization based on the average market price relative to the aggregate fair value of its reporting units and determined that any excess fair value in our reporting units at that time could be attributable to both specialty servicing sector and Company specific factors and is considered to be temporary in nature. The Company has and will continue to regularly monitor, among other thing, its market capitalization, overall economic and sector conditions and other events or circumstances that may result in an impairment of goodwill in the future.
14. Premises and Equipment, Net
Premises and equipment, net, consists of the following (dollars in thousands):

	December 31,		Useful Life
	2014	2013	(in years)
Computer software	$207,175	$189,964	7
Computer hardware	33,636	29,011	3
Furniture and fixtures	10,834	11,175	3
Office equipment and other	7,299	6,414	3
Total premises and equipment	258,944	236,564
Less: accumulated depreciation and amortization	(134,018)	(80,717)
Premises and equipment, net	$124,926	$155,847

The Company recorded depreciation and amortization expense for premises and equipment of $53.8 million, $39.7 million and $24.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, amortization expense for computer software was $40.7 million, $30.8 million and $19.5 million, respectively.
Computer software consists of the following (in thousands):

	December 31,
	2014	2013
Computer software	$207,175	$189,964
Less: Accumulated amortization	(105,585)	(64,956)
Computer software, net	$101,590	$125,008
Based on the balance of computer software, net, at December 31, 2014, the following is an estimate of amortization expense for each of the next five years and thereafter (in thousands):

Amortization Expense
2015	$35,728
2016	29,856
2017	22,572
2018	10,431
2019	1,638
Thereafter	1,365
Total	$101,590
15. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2014	2013
Real estate owned, net	$88,362	$73,573
Derivative instruments	68,151	62,365
Deferred debt issuance costs	53,909	57,517
Margin receivable on derivative instruments	14,664	—
Acquisition deposits (1)	4,821	175,048
Other	50,887	44,573
Total other assets	$280,794	$413,076
_______

(1)
Acquisition deposits at December 31, 2013 were related to the acquisitions of the EverBank net assets and a pool of Fannie Mae MSRs. Credit owner approvals for certain of these transactions were obtained during the year ended December 31, 2014.

16. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accounts payable and accrued liabilities	$174,659	$55,174
Employee-related liabilities (1)	93,368	90,788
Servicing rights and related advance purchases payable	77,231	12,741
Payables to insurance carriers	69,498	69,489
Curtailment liability	60,776	53,905
Originations liability	45,370	50,042
Derivative instruments	30,024	5,882
Uncertain tax positions	14,914	20,550
Accrued interest payable	13,808	18,416
Acquisition related escrow funds payable to sellers	10,236	19,620
Servicing transfer payables	9,592	14,167
Insurance premium cancellation reserve	3,906	7,135
Margin payable on derivative instruments	2,780	19,148
Contingent earn-out payments	—	5,900
Other	57,667	51,182
Total payables and accrued liabilities	$663,829	$494,139
_______

(1)	Employee-related liabilities at December 31, 2014 include $2.5 million in severance costs associated with exit activities.
17. Servicing Advance Liabilities
Servicing advance liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Servicing advance facilities	$1,197,148	$67,905
Early Advance Reimbursement Agreement	168,737	903,381
Total servicing advance liabilities	$1,365,885	$971,286
The Company's subsidiaries have servicing advance facilities with several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund certain servicer and protective advances that are the responsibility of the Company under certain servicing agreements.
The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity of $1.5 billion at December 31, 2014. The interest rates on these facilities and the Early Advance Reimbursement Agreement are primarily based on LIBOR plus between 1.80% and 4.00% and have various expiration dates through December 2015. Payments on the amounts due under these agreements are paid from proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts. Accordingly, repayment of the facilities and amounts due under the Early Advance Reimbursement Agreement are dependent on the recoveries or repayments by third-party borrowers that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities are non-recourse to the Company. Refer to additional information at Note 4.
In December 2014, one of the Company's subsidiaries entered into an amended servicer advance financing facility, increasing the capacity available under this agreement from $100 million to $1.2 billion. The facility provides funding for servicer and protective advances made by Green Tree Servicing in connection with its servicing of Fannie Mae and Freddie Mac mortgage loans. Approximately $1.1 billion of the facility was drawn and used to repay $765 million of amounts due under the Early Advance

Reimbursement Agreement with Fannie Mae, pay certain fees and expenses associated with the facility, fund certain collateral reserve and other accounts required by the facility, and for general corporate purposes.
Servicing Advance Facilities
The servicing advance facilities had $1.4 billion of collateral pledged by the Company's subsidiaries under these agreements at December 31, 2014. The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to the Company’s operating results and financial position are the requirements that certain of its subsidiaries maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. During the first quarter of 2014, one of the facilities (the Receivables Loan Agreement) was amended to remove the covenant relating to the Company's requirement to maintain a minimum annual net cash provided by operating activities and to add other customary financial covenants, including indebtedness to tangible net worth ratio requirements, and minimum liquidity. The Company's subsidiaries were in compliance with these financial covenants at December 31, 2014.
Early Advance Reimbursement Agreement
Green Tree Servicing's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Green Tree Servicing under its Fannie Mae servicing agreements. In December 2014, Green Tree Servicing entered into an amendment to the Early Advance Reimbursement Agreement to remove certain loans and servicing advances from the agreement and decrease the maximum aggregate amount of periodic early reimbursement amounts to be made by Fannie Mae to $200 million from $950 million. This agreement expires on March 31, 2015. If not renewed, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable.
The Early Advance Reimbursement Agreement with Fannie Mae also includes certain “Stop Events,” such as: (i) the failure of Green Tree Servicing to comply with the terms of the agreement; (ii) the failure of Green Tree Servicing to be an approved Fannie Mae servicer; and (iii) the occurrence of an event of default under Green Tree Servicing’s mortgage selling and servicing contract or any master agreement with Fannie Mae which has not been waived by Fannie Mae or cured as may be allowed under the applicable agreement. Fannie Mae may also declare a “Stop Event” 120 days after providing Green Tree Servicing with written notice of its intent to do so. Were a Stop Event to occur and not be waived by Fannie Mae, they would have the option to terminate the Early Advance Reimbursement Agreement. In the event Fannie Mae elected to terminate the Early Advance Reimbursement Agreement, collections recovered during the 18 months following the occurrence of the Stop Event would be required to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable.
18. Warehouse Borrowings
The Company's subsidiaries entered into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are primarily used to fund the origination of mortgage loans and reverse loans, as well as the repurchase of certain HECMs from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.2 billion at December 31, 2014 and are secured by certain mortgage loans and reverse loans. The interest rates on the facilities are primarily based on LIBOR plus between 2.10% and 3.50% (weighted average stated interest rate of 2.59% at December 31, 2014), in some cases are subject to a LIBOR floor or other minimum rates, and have various expiration dates through September 2015. The facilities are secured by $1.2 billion in unpaid principal balance of residential loans at December 31, 2014.
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
For the quarter ended December 31, 2014, two of Green Tree Servicing’s master repurchase agreements were amended to allow for a net loss related to their respective minimum profitability covenants. Without these amendments, Green Tree Servicing would not have been in compliance with these covenants for the quarter ended December 31, 2014.
As a result of Green Tree Servicing obtaining these amendments, the Company's subsidiaries were in compliance with all financial covenants at December 31, 2014.

19. Excess Servicing Spread Liability
On July 1, 2014, the Company sold to WCO a portion of the excess servicing spread associated with certain mortgage loans serviced by the Company for $75.4 million. The Company retains all ancillary income associated with servicing the portfolio in addition to the receipt of a base servicing fee. The Company continues to be the servicer of the residential loans and provides all servicing functions, including responsibility to make advances. At December 31, 2014, the carrying value of the excess servicing spread liability was $66.3 million, the repayment of which is based on future servicing fees received from residential loans underlying the servicing rights. Interest expense on the excess servicing spread liability, which represents the accretion of fair value, was $4.9 million for the year ended December 31, 2014. There is no contractual interest rate on the excess servicing spread liability.
20. Corporate Debt
Corporate debt consists of the following (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amortized Cost	Weighted Average Stated Interest Rate (1)	Amortized Cost	Weighted Average Stated Interest Rate (1)
2013 Term Loan (unpaid principal balance of $1,485,000 and $1,500,000 at December 31, 2014 and 2013)	$1,464,978	4.75%	$1,477,044	4.75%
Senior Notes (unpaid principal balance of $575,000 at December 31, 2014 and 2013)	575,000	7.875%	575,000	7.875%
Convertible Notes (unpaid principal balance of $290,000 at December 31, 2014 and 2013)	225,690	4.50%	215,935	4.50%
Other	2,131	—	4,106	—
Total corporate debt	$2,267,799		$2,272,085
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate which considers the amortization of discounts and issuance costs.
The effective interest rate on corporate debt was 6.50% and 6.98% for the years ended December 31, 2014 and 2013, respectively. The decline in effective interest rate is due primarily to the refinancing of the previously existing 2012 Term Loan into the 2013 Term Loan, partially offset by the issuance of the Senior Notes.
The following table provides the contractual maturities (by unpaid principal balance) of corporate debt at December 31, 2014 (in thousands):

Corporate Debt
2015	$16,651
2016	15,480
2017	15,000
2018	15,000
2019	305,000
Thereafter	1,985,000
Total	$2,352,131
Term Loans and Revolver
At January 1, 2013, the Company had its $700 million 2012 Term Loan outstanding and its $125 million 2012 Revolver. During 2013 the Company entered into several amendments to its 2012 Term Loan. These amendments provided for, among other things, an increase to certain financial ratios that govern the Company’s ability to incur additional indebtedness and incremental secured term loans of $1,075 million in the aggregate. In conjunction with these incremental borrowings, the Company recorded $6.4 million in general and administrative expenses and $5.4 million in deferred debt issuance costs for the year ended December 31, 2013.
In December 2013, the Company refinanced its 2012 Term Loan with the $1.5 billion 2013 Term Loan, and refinanced its 2012 Revolver with the $125 million 2013 Revolver. Original issue discounts associated with the 2013 Secured Credit Facilities of $23.0 million were included as a reduction to the face amount of debt on the consolidated balance sheet at December 31, 2013. The Company’s obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of the Company’s subsidiaries and secured by substantially all of the Company’s assets and substantially all assets of the guarantor subsidiaries subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities. Refer to the Consolidated Variable Interest Entities section of Note 4 for additional information.
The terms of the 2013 Secured Credit Facilities are summarized in the table below.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.5 billion 2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter 2014; remainder at final maturity	December 18, 2020
$125 million 2013 Revolver	LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018
The capacity under the 2013 Revolver allows requests for the issuance of LOCs of up to $25 million or total cash borrowings of up to $125 million less any amounts outstanding in issued LOCs. During the year ended December 31, 2014, there were no borrowings or repayments under the 2013 Revolver. At December 31, 2014, the Company had outstanding $0.3 million in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year.
The Company completed an analysis to determine whether the refinancing of its 2011 First Lien Term Loan in 2012 and the refinancing of its 2012 Term Loan in 2013 met the criteria to be accounted for as a modification or an extinguishment under current accounting guidance. The 2011 First Lien Term Loan and the 2012 Term Loan were comprised of a syndicate of lenders, and the analyses required the comparison of debt cash flows on a lender-by-lender basis under each loan prior to and subsequent to the refinancing. The cash flow comparisons were completed only for those lenders participating in the syndication both prior and subsequent to each refinancing and resulted in treatment of each refinancing partially as a modification, and partially as an extinguishment. Those lenders participating in the syndication prior to, but not subsequent to, each refinancing were treated as extinguished debt. Those lenders participating in the syndication subsequent to, but not prior to, each refinancing were treated as new borrowings. As a result, the Company recognized a loss on extinguishment of $12.5 million related to the 2012 Term Loan and $5.2 million related to the 2011 First Lien Term Loan and for the years ended December 31, 2013 and 2012, respectively.
Senior Notes
In December 2013, the Company completed the sale of $575 million Senior Notes. The Senior Notes pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, at a rate of 7.875% per year, and mature on December 15, 2021.
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
On October 14, 2014, the Company filed with the SEC a registration statement under the Securities Act so as to allow holders of the Senior Notes to exchange their Senior Notes for the same principal amount of a new issue of notes, or the Exchange Notes, with identical terms, except that the Exchange Notes are not subject to certain restrictions on transfer. The registration statement was declared effective by the SEC on October 27, 2014 and the exchange offer closed on December 2, 2014.
Convertible Notes
In October 2012, the Company completed the sale of $290 million Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per year, and mature on November 1, 2019.
Prior to May 1, 2019, the Convertible Notes will be convertible only upon specified events including the satisfaction of a sales price condition, satisfaction of a trading price condition or specified corporate events and during specified periods, and, on or after May 1, 2019, at any time. The Convertible Notes will initially be convertible at a conversion rate of 17.0068 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $58.80 per share, which is a 40% premium to the public offering price of the Company’s common stock in the 2012 Common Stock Offering of $42.00. Upon conversion, the Company may pay or deliver, at its option, either cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.
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
The Company recognized the portion of the value of the Convertible Notes attributable to the embedded conversion option as equity. Upon issuance of the Convertible Notes, the Company recorded $290.0 million in debt with a discount of $84.5 million, a deferred tax liability of $33.0 million, and $48.7 million in additional paid-in capital, net of issuance costs of $2.7 million. In addition, the Company recognized debt issuance costs of $6.8 million. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $23.4 million, $22.4 million and $4.2 million, respectively, in interest expense related to its Convertible Notes, which included $9.8 million, $8.8 million and $1.6 million in amortization of discount, respectively. The effective interest rate of the liability component of the Convertible Notes, which includes the amortization of discount and debt issuance costs, was 10.6% for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, the unamortized discount was $64.3 million and $74.1 million, respectively. The unamortized discount at December 31, 2014 will be recognized over its remaining life of 4.8 years.
21. Mortgage-Backed Debt
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
Provided in the table below is information regarding the mortgage-backed debt issued by the consolidated Residual and Non-Residual Trusts (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amortized Cost	Weighted-Average Stated Interest Rate (1)	Amortized Cost	Weighted-Average Stated Interest Rate (1)
Mortgage-backed debt at amortized cost (unpaid principal balance of $1,099,997 and $1,204,539 at December 31, 2014 and 2013, respectively)	$1,098,292	6.63%	$1,203,084	6.68%
Mortgage-backed debt at fair value (unpaid principal balance of $657,174 and $735,379 at December 31, 2014 and 2013 respectively)	653,167	5.45%	684,778	5.85%
Total mortgage-backed debt	$1,751,459	6.19%	$1,887,862	6.37%
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate which considers the amortization of discounts and issuance costs.
Borrower remittances received on the residential loans collateralizing this debt, as well as draws under LOCs servicing as credit enhancements to certain Non-Residual Trusts, are used to make principal and interest payments due on the mortgage-backed debt. The Trust Notes issued by the Residual Trusts have final maturities ranging from 2029 to 2050. The maturity of the Company's mortgage-backed debt is directly affected by principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is subject to redemption according to specific terms of the respective indenture agreements, including the option to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up calls. The Company is obligated to exercise the clean-up calls on the earliest possible call date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. At December 31, 2014, mortgage-backed debt was collateralized by $2.2 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. Refer to the Consolidated Variable Interest Entities section of Note 4 for further information.
22. HMBS Related Obligations
At December 31, 2014 and 2013, HMBS related obligations at fair value were $10.0 billion and $8.7 billion, respectively. The weighted-average stated interest rate on HMBS related obligations was 4.18% and 4.40% at December 31, 2014 and 2013, respectively. At December 31, 2014, the weighted-average remaining life was 3.9 years. The Company has $9.2 billion in residential loans and real estate owned pledged as collateral to the securitization pools at December 31, 2014.

23. Share-Based Compensation
The Company established the 2011 Plan which permits the grant of stock options, restricted stock, RSUs, performance-shares and other stock-based awards to the Company’s officers, directors, employees, and other persons expected to provide significant services to the Company and its subsidiaries through May 10, 2021. A total of 6,550,000 shares were authorized to be granted under the 2011 Plan at December 31, 2012, some of which were previously granted under incentive plans that were in effect prior to the 2011 Plan. In May 2013, the 2011 Plan was amended to increase the authorized shares by 2,265,000 shares, resulting in a total of 8,815,000 shares of common stock available for issuance under the 2011 plan as amended.
The 2011 Plan is administered by the Compensation Committee, which is comprised of two or more independent members of the Board of Directors. Under the 2011 Plan, no participant may receive options, restricted stock, or other awards that exceed 2,000,000 shares in any calendar year. Each contractual term of an option granted is fixed by the Compensation Committee, but, except in limited circumstances, the term cannot exceed ten years from the grant date. Restricted stock, RSU and performance-share awards have a vesting period as defined by the award agreement.
As of December 31, 2014, there were 3,490,545 shares underlying the 2011 Plan that are authorized, but not yet granted. The Company issues new shares of stock upon the exercise of stock options and the vesting of restricted stock, RSUs and performance shares. Stock options, restricted stock, and RSUs generally vest over a three to four year period and are based on service. Performance shares vest over a two year performance period based on service and a market-based performance condition.
Stock Options
The following table summarizes the activity for stock options granted by the Company:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2012	1,283,116	$16.34	8.51	$6,042
Granted	800,820	20.56
Exercised	(87,598)	14.13		1,410
Forfeited or expired	(40,539)	28.33
Outstanding at December 31, 2012	1,955,799	17.92	7.02	49,458
Granted	1,050,904	33.79
Exercised	(166,711)	17.39		3,561
Forfeited or expired	(113,439)	31.33
Outstanding at December 31, 2013	2,726,553	23.51	7.22	32,785
Granted	67,507	29.11
Exercised	(303,449)	18.12		3,468
Forfeited	(126,883)	31.24
Outstanding at December 31, 2014	2,363,728	23.95	6.34	1,223
Exercisable at December 31, 2014	1,236,543	17.40	5.22	1,223
Options expected to vest as of December 31, 2014	1,110,672	31.09	7.56	—
The grant-date fair values of stock options granted to employees and directors of the Company during the years ended December 31, 2014, 2013 and 2012 were $0.7 million, $15.8 million and $7.1 million, respectively. The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2014, 2013 and 2012 were $10.05, $15.05 and $8.87, respectively. The total amount of cash received by the Company from the exercise of stock options was $5.5 million, $2.9 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total fair values of options that vested during the years ended December 31, 2014, 2013 and 2012 were $5.7 million, $4.3 million and $2.3 million, respectively.

Method and Assumptions Used to Estimate Fair Values of Options
The fair value of each stock option award was estimated at the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions the Company used to value these awards are shown below.

	For the Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.17%	0.75%	0.73%
Dividend yield	—%	—%	0.05%
Expected life (years)	4.00	5.00	4.50
Volatility	42.56%	51.45%	52.66%
Forfeiture rate	2.20%	3.14%	1.40%
The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date with a term equal to the expected life of the option. The expected life of the options represents the period of time the options are expected to be outstanding. The dividend yield is based on the Company’s estimated annual dividend payout at the grant date. Volatility is based on the Company’s historical data, and in the case of the years ended December 31, 2013 and 2012, also includes that of a peer group of companies due to the lack of stock-price history. The forfeiture rate is based on historical termination experience.
Non-Vested Share Activity
The Company’s non-vested share-based awards consist of RSUs and performance shares. The grant-date fair values of share-based awards granted during the years ended December 31, 2014, 2013 and 2012 was $24.0 million, $1.3 million and $2.3 million, respectively.
The following table summarizes the activity for non-vested awards granted by the Company:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2012	1,766,960	$15.84	5.65	$36,240
Granted	110,783	20.72
Vested and settled	(969,815)			20,189
Forfeited	(92,000)	24.93
Outstanding at December 31,2012	815,928	22.32	3.09	35,101
Granted	36,576	35.79
Vested and settled	(522,762)			20,922
Forfeited	(21,316)	25.73
Outstanding at December 31, 2013	308,426	25.65	1.90	10,906
Granted	738,164	32.46
Vested and settled	(30,898)	29.45		910
Forfeited	(94,133)	8.48
Outstanding at December 31, 2014	921,559	30.42	1.84	15,215
Non-vested shares expected to vest as of December 31, 2014	901,631	30.39	1.83	14,886
The total fair value of shares that vested and settled during the years ended December 31, 2014, 2013 and 2012, were $0.9 million, $11.1 million and $9.8 million, respectively.

Method and Assumptions Used to Estimate Fair Values of Non-Vested Shares
The fair value of the Company’s restricted stock and RSUs is generally based on the average of the high and low market prices of its common stock on the date of grant. The fair value of each performance-share award was estimated at the grant date using the Monte-Carlo simulation model. The weighted-average assumptions the Company used to value performance-share awards are shown below.

For the Year Ended December 31, 2014
Risk-free interest rate	0.82%
Simulation period (years)	2.76
Volatility	46.58%
Beginning TSR price	$28.09
Forfeiture rate	2.20%
The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date with a term equal to the simulation period used in the Monte-Carlo simulation model. The simulation period is equal to the performance period associated with the performance shares. Volatility is based on the Company’s historical data. Beginning TSR price is equal to the average closing price for the last twenty trading days immediately prior to the first day of the performance period. The forfeiture rate is based on historical termination experience. The performance shares vest December 31, 2016, and the shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the target performance award grant. The performance shares ultimately awarded upon vesting are based on the percentile rank of the Company’s TSR relative to the distribution of the TSRs of peer group companies.
Share-Based Compensation Expense
Share-based compensation expense recognized by the Company is net of actual forfeitures as well as estimated forfeitures, which are estimated based on historical termination behavior. Share-based compensation expense of $14.5 million, $13.0 million and $14.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, is included in salaries and benefits expense on the consolidated statements of comprehensive income (loss). The tax benefit recognized related to share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $5.5 million, $4.9 million and $5.4 million, respectively. For unvested stock options and shares, the Company had $5.3 million and $15.1 million, respectively, of total unrecognized compensation cost at December 31, 2014, which is expected to be recognized over a weighted-average period of 1.1 years and 1.6 years, respectively.
On October 1, 2013, the Company and Charles E. Cauthen, the Company’s previous Executive Vice President and Chief Financial Officer, entered into a separation agreement, pursuant to which the vesting dates of certain stock options awarded to Mr. Cauthen would be accelerated. The acceleration of vesting dates for these awards was considered a Type III modification for share-based compensation, and, as a result, the Company reversed all expense previously recorded for these awards and recorded the incremental compensation expense over the new requisite service period. The total incremental compensation expense resulting from this modification was $3.0 million. The net effect to share-based compensation expense associated with these awards was $1.2 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively, after considering the reversal of share-based compensation expense previously recorded in accordance with these awards’ original terms.
24. Income Taxes
For the years ended December 31, 2014, 2013 and 2012, the Company recorded income tax expense (benefit) of $(9.0) million, $159.4 million and $(13.3) million, respectively. The decrease in the income tax expense (benefit) for the year ended December 31, 2014 as compared to 2013 results primarily from the decrease in income (loss) before income taxes offset by the impact on income taxes for non-deductible expenses such as the impairment of goodwill. The increase in the income tax expense for the year ended December 31, 2013 as compared to 2012 results primarily from the increase in income before income taxes and the Company's presence starting in 2013 in new state jurisdictions that have higher state tax rates. The presence in these new state jurisdictions was driven by business and asset acquisitions in 2013.

Income tax expense (benefit) consists of the following components (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current
Federal	$25,417	$54,093	$8,376
State and local	979	7,840	680
Current income tax expense	26,396	61,933	9,056
Deferred
Federal	(33,788)	84,974	(20,695)
State and local	(1,620)	12,444	(1,678)
Deferred income tax expense (benefit)	(35,408)	97,418	(22,373)
Total income tax expense (benefit)	$(9,012)	$159,351	$(13,317)
Income tax expense (benefit) at the Company’s effective tax rate differed from the statutory tax rate as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Income (loss) before income taxes	$(119,340)	$412,818	$(35,451)

Tax provision at statutory tax rate of 35%	(41,769)	144,486	(12,408)
Effect of:
Goodwill impairment	28,794	—	—
State and local income tax	(1,649)	12,828	(1,266)
Permanent acquisition costs	—	—	610
Contingent earn-out payments	—	1,680	—
Penalties	5,140	202	(89)
Other	472	155	(164)
Total income tax expense (benefit)	$(9,012)	$159,351	$(13,317)

The following table summarizes the components of deferred tax assets and liabilities (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Reverse loans	$43,285	$41,330
Intangible assets	30,701	19,929
Accrued legal fees	28,916	—
Excess servicing spread liability	26,610	—
Accrued expenses	26,202	26,260
Servicer and protective advances	24,580	7,940
Curtailment liability	24,173	21,635
Mandatory call obligation	20,596	20,169
Other	39,283	43,859
Total deferred tax assets	264,346	181,122
Valuation allowance	(3,096)	(7,453)
Total deferred tax assets, net of valuation allowance	261,250	173,669
Deferred tax liabilities
Servicing rights	(182,560)	(143,087)
Net investment in residential loans	(57,906)	(53,715)
Goodwill	(48,130)	(35,080)
Discount on Convertible Notes	(24,799)	(27,969)
Intangible assets	(14,480)	(12,369)
Other	(19,992)	(23,056)
Total deferred tax liabilities	(347,867)	(295,276)
Deferred tax liability, net	$(86,617)	$(121,607)
The following table summarizes the activity in the valuation allowance on deferred tax assets (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$7,453	$30,712	$29,899
Charges to income tax expense	24	72	894
Deductions	(4,381)	(23,331)	(81)
Balance at end of year	$3,096	$7,453	$30,712
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
The valuation allowance recorded at December 31, 2012 related primarily to certain capital loss carryforwards, net operating loss carryforwards, tax basis differences for real estate owned and non-deductible interest for which the Company concluded it was more likely than not that these items would not be realized in the ordinary course of operations before they expire. During the year ended December 31, 2013, pre-REIT capital loss carryforwards expired. As such, these carryforwards and the related valuation allowance were written off. There was no impact to the Company’s effective tax rate as a result of this change in the valuation allowance. In addition, the Company wrote off the valuation allowance related to certain non-deductible interest and the valuation allowance related to certain state tax net operating losses. The net impact of these changes had an immaterial effect on the Company’s effective tax rate for the year ended December 31, 2013. During the year ended December 31, 2014, the Company lost the ability to claim the tax basis difference related to certain real estate owned due to the expiration of the statute of limitations and the liquidation of these properties. As such, the basis difference and the related valuation allowance were written off. There was no impact to the Company's effective tax rate during the year ended December 31, 2014 as the result of this change in the valuation allowance. The valuation allowance at December 31, 2014 is primarily attributable to net operating loss carry forwards where the Company believes it is more likely than not that these deferred tax assets will not be realized in the ordinary course of operations before they expire. Other than for those deferred tax assets that have a valuation allowance, management believes it is more likely than not that forecasted income together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets.
At December 31, 2014, the Company had net operating loss carryforwards of $8.9 million that will expire in 2028 through 2031.
Uncertain Tax Positions
The Company recognizes tax benefits in accordance with the accounting guidance concerning uncertainty in income taxes. This guidance establishes a more-likely-than-not recognition threshold that must be met before a tax benefit can be recognized in the financial statements.
A reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Gross unrecognized tax benefits at the beginning of the year	12,523	$17,537	$9,026
Increases (reductions) related to prior year tax positions	(1,571)	(5,921)	8,602
Increases related to current year tax positions	1,377	2,044	1,255
Reductions as a result of a lapse of the statute of limitations	(3,624)	(1,137)	(1,346)
Gross unrecognized tax benefits at the end of the year	8,705	$12,523	$17,537
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $4.9 million and $6.1 million at December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, income tax expense includes $1.8 million, $0.7 million and $1.0 million, respectively, for interest and penalties accrued on the liability for unrecognized tax benefits. At December 31, 2014 and 2013, accrued interest and penalties were $6.2 million and $8.0 million, respectively, which are included in payables and accrued liabilities on the consolidated balance sheets.
The Company’s tax years that remain subject to examination by the IRS are 2011 through 2014 and by various states are 1999 through 2014.
25. Common Stock and Earnings (Loss) Per Share
Common Stock Issuance
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
Many of the Company’s subsidiaries are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to Walter Investment Management Corp., the Parent Company. These restrictions include, but are not limited to, minimum levels of net worth and other financial requirements imposed by GSEs, Ginnie Mae and other licensing requirements. The aggregate restricted net assets of these subsidiaries was $798.8 million at December 31, 2014; however, the restrictions on the net assets of these subsidiaries do not directly limit the ability to pay dividends from consolidated retained earnings.
In addition, the Company’s ability to pay dividends is limited by conditions set forth in the agreements governing the 2013 Secured Credit Facilities and the Senior Notes.

Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (in thousands, except per share data):

	For the Years Ended December 31,
	2014	2013	2012
Basic earnings (loss) per share
Net income (loss)	$(110,328)	$253,467	$(22,134)
Less: Net income allocated to unvested participating securities	—	(3,719)	—
Net income (loss) available to common stockholders (numerator)	$(110,328)	$249,748	$(22,134)

Weighted-average common shares outstanding (denominator)	37,631	37,003	30,397

Basic earnings (loss) per share	$(2.93)	$6.75	$(0.73)

Diluted earnings (loss) per share
Net income (loss)	$(110,328)	$253,467	$(22,134)
Less: Net income allocated to unvested participating securities	—	(3,651)	—
Net income (loss) available to common stockholders (numerator)	$(110,328)	$249,816	$(22,134)

Weighted-average common shares outstanding	37,631	37,003	30,397
Add: Effect of dilutive stock options, non-participating securities, and convertible notes	—	698	—
Diluted weighted-average common shares outstanding (denominator)	37,631	37,701	30,397

Diluted earnings (loss) per share	$(2.93)	$6.63	$(0.73)
A portion of the Company’s unvested RSUs are considered participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, as was the case for the years ended December 31, 2014 and 2012, no effect is given to the participating securities because they do not share in the losses of the Company.
The calculation of diluted earnings (loss) per share does not include 7.5 million, 5.9 million and 6.9 million shares for the years ended December 31, 2014, 2013 and 2012, respectively, because their effect would have been antidilutive. The Convertible Notes are antidilutive when calculating earnings (loss) per share when the Company's average stock price is less than $58.80. Upon conversion of the Convertible Notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.

26. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$316,094	$278,679	$209,943
Cash paid (received) for taxes	(5,338)	96,849	33,319
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon sales of loans	214,285	187,749	—
Real estate owned acquired through foreclosure	122,213	107,629	73,513
Residential loans originated to finance the sale of real estate owned	52,130	63,219	58,376
Acquisition of servicing rights	60,406	—	21,011
Issuance of common stock for acquisitions	—	—	41,346
27. Segment Reporting
Management has organized the Company into six reportable segments based primarily on its services as follows:

•	Servicing — consists of operations that perform servicing for third-party credit owners of mortgage loans, as well as the Company's own mortgage loan portfolio, on a fee-for-service basis.

•	Originations — consists of operations that purchase and originate mortgage loans that are sold to third parties with servicing rights generally retained.

•
Reverse Mortgage — consists of operations that purchase and originate HECMs that are securitized, but remain on the consolidated balance sheet as collateral for secured borrowings. This segment also performs servicing for third-party credit owners in reverse loans and provides other complementary services for the reverse mortgage market, such as real estate owned property management and disposition.

•	Asset Receivables Management — performs collections of post charge-off deficiency balances for its own portfolio and on behalf of third-party securitization trusts and other asset owners.

•
Insurance — provides voluntary insurance for residential loan borrowers and lender-placed hazard insurance for borrowers and credit owners, as well as other ancillary products, through the Company’s insurance agency for a commission. Commissions are earned on lender-placed insurance only if permitted under applicable laws and regulations.

•	Loans and Residuals — consists of the assets and mortgage-backed debt of the Residual Trusts, an unencumbered mortgage loan portfolio and real estate owned.
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

The following tables present select financial information and total assets by reportable segment (in thousands):

	For the Year Ended December 31, 2014
	Servicing	Originations	Reverse Mortgage	ARM	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3) (4)	$563,466	$481,822	$157,161	$58,230	$71,030	$134,469	$41,179	$(20,204)	$1,487,153
Interest expense	43,998	29,841	3,773	—	—	77,858	147,633	—	303,103
Depreciation and amortization	35,275	19,007	9,334	4,579	4,489	—	37	—	72,721
Goodwill impairment	—	—	82,269	—	—	—	—	—	82,269
Other expenses, net (5)	625,267	295,894	166,210	27,152	27,353	25,446	19,818	(20,204)	1,166,936
Income (loss) before income taxes	(142,475)	137,080	(104,425)	26,499	39,188	31,026	(106,233)	—	(119,340)

	At December 31, 2014
Total assets	$4,777,980	$1,493,851	$10,476,947	$107,232	$129,104	$1,394,498	$1,297,068	$(684,703)	$18,991,977

	For the Year Ended December 31, 2013
	Servicing	Originations	Reverse Mortgage	ARM	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$741,778	$630,441	$167,664	$40,942	$84,507	$144,660	$11,714	$(19,207)	$1,802,499
Interest expense	25,921	28,469	7,974	—	—	86,974	123,317	—	272,655
Depreciation and amortization	37,872	10,836	11,145	6,260	4,883	—	31	—	71,027
Other expenses, net (5)	452,978	328,150	148,193	22,840	33,655	25,417	47,545	(19,207)	1,039,571
Income (loss) before income taxes	224,157	262,986	352	11,842	45,969	32,450	(164,938)	—	412,818

	At December 31, 2013
Total assets	$4,261,119	$1,450,366	$9,192,799	$51,699	$223,191	$1,497,882	$1,861,922	$(1,151,449)	$17,387,529

	For the Year Ended December 31, 2012
	Servicing	Originations	Reverse Mortgage	ARM	Insurance	Loans and Residuals	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$348,931	$5,917	$13,565	$38,925	$73,908	$154,356	$9,206	$(21,001)	$623,807
Interest expense	4,882	20	1,217	—	—	96,337	77,215	—	179,671
Depreciation and amortization	34,719	132	1,236	7,774	5,377	—	29	—	49,267
Other expenses, net (5)	262,515	8,140	7,991	22,623	35,175	41,975	31,544	(21,001)	388,962
Income (loss) before income taxes	45,759	(2,375)	3,121	8,528	33,356	15,928	(139,768)	—	(35,451)
__________

(1)
The Servicing, Reverse Mortgage and Asset Receivables Management segments include net servicing revenue and fees with external customers of $530.8 million, $35.4 million and $35.3 million for the year ended December 31, 2014, respectively, $715.7 million, $27.3 million and $40.4 million for the year ended December 31, 2013, respectively, and $325.7 million, $4.4 million and $38.4 million for the year ended December 31, 2012, respectively.

(2)
The Servicing and Asset Receivables Management segments include net servicing revenue and fees of $19.7 million and $0.5 million for the year ended December 31, 2014, respectively, $18.8 million and $0.4 million for the year ended December 31, 2013, respectively, and $20.4 million and $0.5 million for the year ended December 31, 2012, respectively, associated with intercompany activity with the Loans and Residuals segment and Other non-reportable segment.

(3)	The Loans and Residuals segment recognized $134.5 million, $144.7 million and $154.4 million in interest income on loans for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	The Other non-reportable segment recognized $36.8 million in asset management performance fees for the year ended December 31, 2014. Refer to Note 2 for additional information.

(5)	Other expenses, net in the tables above includes salaries and benefits, general and administrative, and other expenses, net consolidated on the statements of comprehensive income (loss).

28. Certain Capital Requirements and Guarantees
The Company's subsidiaries are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs and requirements under servicing advance facilities and master repurchase agreements, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory capital requirements are not met, the Company’s subsidiaries' selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked.
Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through July 2015 from Fannie Mae. In addition, the Company has provided a guarantee whereby it guarantees the performance and obligations of RMS under the Ginnie Mae HMBS Program. In the event that the Company fails to honor this guarantee, Ginnie Mae could terminate RMS’s status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse loans guaranteed by Ginnie Mae HMBS. Ginnie Mae has continued to affirm RMS’s current commitment authority to issue HMBS
The Company has also provided a guarantee to (i) Fannie Mae, dated May 31, 2013, for RMS, (ii) Fannie Mae, dated March 17, 2014, for Green Tree Servicing, and (iii) Freddie Mac, dated December 19, 2013, for Green Tree Servicing. Pursuant to the RMS guarantee, the Company agreed to guarantee all of the obligations required to be performed or paid by RMS under RMS's mortgage selling and servicing contract or any other agreement between Fannie Mae and RMS relating to mortgage loans or participation interests that RMS delivers or has delivered to Fannie Mae or services or has serviced for, or on behalf of, Fannie Mae. RMS does not currently sell loans to Fannie Mae. Pursuant to the Green Tree Servicing Fannie Mae guarantee, the Company agreed to guarantee all of the servicing obligations required to be performed or paid by Green Tree Servicing under Green Tree Servicing's mortgage selling and servicing agreement, the Fannie Mae selling and servicing guides, or any other agreement between Fannie Mae and Green Tree Servicing. The Company also agreed to guarantee all selling representations and warranties Green Tree Servicing has assumed, or may in the future assume, in connection with Green Tree Servicing's purchase of mortgage servicing rights related to Fannie Mae loans. The Company does not guarantee Green Tree Servicing's obligations relating to the selling representations and warranties made or assumed by Green Tree Servicing in connection with the sale and/or securitization of mortgage loans to and/or by Fannie Mae. Pursuant to the Green Tree Servicing Freddie Mac guarantee, the Company agreed to guarantee all of the seller and servicer obligations required to be performed or paid by Green Tree Servicing under any agreement between Freddie Mac and Green Tree Servicing.
Factors that may significantly affect the adequacy of net worth include, but are not limited to, regulatory mandates, the overall economic condition in the mortgage and real estate markets, as well as the financial markets in general. After taking into account the waivers described above as well as amendments to two of Green Tree Servicing's master repurchase agreements as discussed at Note 18, all of the Company' subsidiaries were in compliance with all of their capital requirements at December 31, 2014 and 2013. The following table presents the required and actual adjusted net worth, as defined by the applicable agreement, for the most restrictive covenant, excluding covenants for which the Company has waivers, applicable to each of the Company's three largest operating subsidiaries (in thousands):

	December 31, 2014		December 31, 2013
	Required Adjusted Net Worth	Actual Adjusted Net Worth	Required Adjusted Net Worth	Actual Adjusted Net Worth
Green Tree Servicing	$675,536	$1,532,480	$398,953	$1,297,450
Reverse Mortgage Solutions	108,519	151,583	88,191	121,280
Ditech	12,000	45,643	2,500	18,258

29. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in 11 securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million drawn under LOCs issued by such third party as credit enhancements to such 11 securitization trusts. The total amount available on these LOCs for these trusts was $265.2 million at December 31, 2014. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitization trusts, the Company does not expect that the final $165.0 million of capacity under the LOCs will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.
Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.2 million.
Unfunded Commitments
Reverse Mortgage Segment
The Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.1 billion and similar commitments on fixed-rate reverse loans of $1.7 million at December 31, 2014. This additional borrowing capacity is primarily in the form of undrawn lines-of-credit, with the balance available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $142.5 million and commitments to purchase and sell loans totaling $6.7 million and $135.9 million, respectively, at December 31, 2014.
Originations Segment
The Company has short-term commitments to lend $2.8 billion and commitments to purchase loans totaling $19.5 million at December 31, 2014. In addition, the Company has commitments to sell $5.0 billion and purchase $1.8 billion in mortgage-backed securities at December 31, 2014.
Other
The Company has entered into an agreement to contribute cash and other assets in exchange for equity interest in WCO. The Company's total capital commitment was $20.0 million, of which $12.9 million remains unfunded at December 31, 2014. Refer to Note 4 for additional information regarding this transaction with WCO.
Mortgage Origination Contingencies
The Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed mortgage loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that the loans sold are in breach of these representations or warranties, the Company generally has an obligation to either: (i) repurchase the loan for the unpaid principal balance, accrued interest, and related advances; (ii) indemnify the purchaser; or (iii) make the purchaser whole for the economic benefits of the loan. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties.
The Company's representation and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At December 31, 2014, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties is $31.2 billion, and is based on the original unpaid principal balance of loans sold from the beginning of 2013 through the year ended December 31, 2014 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company’s estimate of the liability associated with representations and warranties exposure was $11.0 million at December 31, 2014 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheet.

Servicing Contingencies
The Company services loans originated and securitized by the Company or one of its subsidiaries and also services loans on behalf of securitization trusts or other credit owners. The Company’s servicing obligations are set forth in industry regulations established by HUD and the FHA and in servicing and sub-servicing agreements with the applicable counterparties, such as Fannie Mae, Freddie Mac and other credit owners. Both the regulations and the servicing agreements provide that the servicer may be liable for failure to perform its servicing obligations and further provide remedies for certain servicer breaches.
Subsequent to the completion of the acquisition of RMS, the Company discovered a failure by RMS to record certain liabilities to HUD, FHA, and/or credit owners related to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $60.8 million at December 31, 2014 related to the foregoing which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheet. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the year ended December 31, 2014, the Company recorded a provision related to the curtailment liability of $0.5 million and collected $5.6 million from a prior servicer. The Company has potential estimated maximum financial statement exposure for an additional $157 million related to similar claims, which are reasonably possible, but which the Company believes are primarily the responsibility of third parties (e.g., prior servicers and/or credit owners). The Company’s potential exposure to a substantial portion of this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. The Company is pursuing and will continue to pursue mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure.
Lease Obligations
The Company leases office space and office equipment under various operating lease agreements with terms expiring through 2023, exclusive of renewal option periods. Rent expense was $26.7 million, $22.1 million and $12.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum rental payments under operating leases at December 31, 2014 are as follows (in thousands):

Amount
2015	$24,671
2016	21,325
2017	18,334
2018	10,975
2019	7,590
Thereafter	7,552
Total	$90,447
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are routinely defendants in, or parties to, many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of securities and consumer protection laws governing our servicing and origination activities. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries.
The Company and its subsidiaries, in the ordinary course of business, are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. In connection with formal and informal inquiries, the Company and its subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of the Company’s activities.
In view of the inherent difficulty of predicting outcomes of such litigation, regulatory and governmental matters, particularly where the claimants seek very large or indeterminate restitution, penalties or damages, or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.
Reserves are established for pending or threatened litigation, regulatory and governmental matters when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates. The estimates are based upon currently available information, including advice of counsel, and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters. Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. For matters where the Company can estimate the range, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0.9 million to approximately $2.3 million at December 31, 2014. It is also reasonably possible that the Company could incur no losses in excess of amounts accrued. As available information changes, the matters for which the Company is able to estimate, as well as the estimates themselves ,will be adjusted accordingly.
At December 31, 2014, the Company’s recorded reserves associated with legal and regulatory contingencies were approximately $87 million; however, there can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
The following is a description of certain litigation and regulatory matters:
In response to a CID from the FTC issued in November 2010 and a CID from the CFPB in September 2012, Green Tree Servicing has produced documents and other information concerning a wide range of its loan servicing operations. On October 7, 2013, the CFPB notified Green Tree Servicing that the CFPB’s staff was considering recommending that the CFPB take action against Green Tree Servicing for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree Servicing that they had sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. In April 2014, Green Tree Servicing began discussions with the FTC and CFPB staffs to determine if a settlement of the proposed action could be achieved. On February 16, 2015, Green Tree Servicing informed the agencies that it would agree to the terms of a proposed stipulated order that, subject to approval by the FTC, the CFPB and the court, would settle the matters arising from the FTC and CFPB investigation. If FTC and CFPB approval are obtained, the agencies will file a complaint in federal district court and seek court approval of the proposed order. Under the terms of the proposed settlement, Green Tree Servicing will pay a fine and restitution, the full amounts of which have been accrued in the Company’s financial statements as of December 31, 2014. In addition, under the proposed settlement Green Tree Servicing will also agree to injunctions relating to its mortgage servicing and collection practices and other matters, including injunctions against future violations of certain consumer protection statutes and regulations. The proposed order provides that, for purposes of the proposed settlement, Green Tree Servicing will not admit or deny the allegations in the related complaint. The Company cannot provide any assurance that the proposed settlement will be approved by the FTC, the CFPB and the court. If such approvals are not obtained, the Company could face renewed settlement negotiations or legal proceedings. Any allegations made against the Company by the FTC and/or CFPB and the commencement, settlement or other resolution of any FTC and/or CFPB action against the Company could have a material adverse effect on the Company's reputation, business, business practices, prospects, results of operations, liquidity or financial condition.
On October 2, 2013, we received a subpoena from the HUD Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECMs serviced or sub-serviced by RMS, and (ii) RMS’ contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. We have produced certain materials to HUD in response to the subpoena. In May 2014, the Department of Justice informed us that it is working with HUD in investigating possible violations by RMS of federal law, including the False Claims Act. In January 2015, the Company learned that the U.S. District Court for the Middle District of Florida, had unsealed a civil qui tam complaint naming the Company, RMS, other subsidiaries of the Company, and a number of other entities as defendants. The complaint, titled United States ex. rel. McDonald v. Walter Investment Management Corp., et al., No. 8:13-CV-1705-T23-TGW, asserts claims under the False Claims Act and Florida law and alleges, among other things, that RMS did not comply with certain HUD regulations applicable to the servicing of reverse mortgages and improperly sought interest payments from HUD. It is the Company’s understanding that the filing of this complaint under seal led to the government investigation described above. The government has not intervened in the lawsuit at this time. According to the Court’s public docket system, the Department of Justice informed the Court in January 2015 that it had not decided whether or not it will intervene in this lawsuit. We are cooperating with the government's investigation and have been in contact with representatives of the Department of Justice to discuss potential resolution of the matter. The Company believes that it has legal and factual defenses to the allegations in the qui tam complaint, and in the event a resolution is not reached the Company expects to defend against the case vigorously. Resolutions of investigations or lawsuits, or findings of liability, under the False Claims Act may result in potentially significant financial consequences, including the payment of up to three times the actual damages sustained by the government and civil penalties. We cannot provide any assurance as to the outcome of the investigations by the Department of Justice and HUD or the private qui tam lawsuit, or that any consequences will not have a material adverse effect on our reputation, business, prospects, financial condition, liquidity and results of operations.
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint names as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserts federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. The amended complaint alleges that between May 9, 2012 and February 26, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls and financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Green Tree Servicing (including certain of the Company’s business practices that are being reviewed by the FTC and the CFPB), the liabilities associated with the Company’s acquisition of RMS, and RMS's internal controls. The complaint seeks class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and February 26, 2014. On August 11, 2014, all defendants moved to dismiss the amended complaint. On December 23, 2014, the court granted the motions to dismiss and dismissed the amended complaint without prejudice. On January 6, 2015, plaintiffs filed a second amended complaint which includes some additional allegations, but asserts the same claims against the same defendants as the amended complaint. In the second amended complaint, plaintiffs seek an expanded class period of May 9, 2012 through August 11, 2014. On January 23, 2015, all defendants moved to dismiss the second amended complaint. Briefing on the motions to dismiss was completed on February 19, 2015. We cannot provide any assurance as to the outcome of the putative shareholder class action or that such an outcome will not have a material adverse effect on our reputation, business, prospects, results of operations, liquidity or financial condition.
From time to time, federal and state authorities investigate or examine aspects of the Company's business activities, such as its mortgage origination, servicing, collection and bankruptcy practices, among other things. It is the Company's general policy to cooperate with such investigations, and the Company has been responding to information requests and otherwise cooperating with various ongoing investigations and examinations by such authorities. The Company cannot predict the outcome of any of the ongoing proceedings and cannot provide assurances that investigations and examinations will not have material adverse affect on the Company.
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

Walter Energy believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted and it believes that it has sufficient accruals to address any claims, including interest and penalties, and as a result, believes that any potential difference between actual losses and costs incurred and the amounts accrued would be immaterial. Under the terms of the tax separation agreement between the Company and Walter Energy dated April 17, 2009, Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group, which includes the aforementioned claims of the IRS. However, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts. The Tax Separation Agreement also provides that Walter Energy is responsible for the preparation and filing of any tax returns for the consolidated group for the periods when the Company was part of the Walter Energy consolidated group. This arrangement may result in conflicts between Walter Energy and the Company. In addition, the spin-off of the Company from Walter Energy was intended to qualify as a tax-free spin-off under Section 355 of the Code. The Tax Separation Agreement provides generally that if the spin-off is determined not to be tax-free pursuant to Section 355 of the Code, any Distribution Taxes which are the result of the acts or omissions of Walter Energy or its affiliates, will be the responsibility of Walter Energy. However, should Distribution Taxes result from the acts or omissions of the Company or its affiliates, such Distribution Taxes will be the responsibility of the Company. The Tax Separation Agreement goes on to provide that Walter Energy and the Company shall be jointly liable, pursuant to a designated allocation formula, for any Distribution Taxes that are not specifically allocated to Walter Energy or the Company. To the extent that Walter Energy is unable or unwilling to pay any Distribution Taxes for which it is responsible under the Tax Separation Agreement, the Company could be liable for those taxes as a result of being a member of the Walter Energy consolidated group for the year in which the spin-off occurred. The Tax Separation Agreement also provides for payments from Walter Energy in the event that an additional taxable dividend is required to cure a REIT disqualification from the determination of a shortfall in the distribution of non-REIT earnings and profits made immediately following the spin-off. As with Distribution Taxes, the Company will be responsible for this dividend if Walter Energy is unable or unwilling to pay.
The Company is unable to estimate reasonably possible losses for the matter described above.
30. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the indenture governing the 7.875% Senior Notes due December 2021, certain existing and future 100% owned domestic subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$3,162	$311,810	$5,203	$—	$320,175
Restricted cash and cash equivalents	10,507	617,774	104,734	—	733,015
Residential loans at amortized cost, net	13,302	8,456	1,292,781	—	1,314,539
Residential loans at fair value	—	11,246,197	586,433	—	11,832,630
Receivables, net	16,363	172,579	26,687	—	215,629
Servicer and protective advances, net	—	527,758	1,192,473	40,851	1,761,082
Servicing rights, net	—	1,730,216	—	—	1,730,216
Goodwill	—	575,468	—	—	575,468
Intangible assets, net	—	97,248	6,255	—	103,503
Premises and equipment, net	157	124,769	—	—	124,926
Other assets	69,780	164,815	46,199	—	280,794
Due from affiliates, net	697,979	—	—	(697,979)	—
Investments in consolidated subsidiaries and variable interest entities	2,641,527	15,756	—	(2,657,283)	—
Total assets	$3,452,777	$15,592,846	$3,260,765	$(3,314,411)	$18,991,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$42,076	$616,445	$14,294	$(8,986)	$663,829
Servicer payables	—	584,567	—	—	584,567
Servicing advance liabilities	—	205,628	1,160,257	—	1,365,885
Warehouse borrowings	—	1,176,956	—	—	1,176,956
Excess servicing spread liability at fair value	—	66,311	—	—	66,311
Corporate debt	2,265,668	2,131	—	—	2,267,799
Mortgage-backed debt	—	—	1,751,459	—	1,751,459
HMBS related obligations at fair value	—	9,951,895	—	—	9,951,895
Deferred tax liability, net	68,374	15,353	2,869	21	86,617
Obligation to fund non-guarantor VIEs	—	32,902	—	(32,902)	—
Due to affiliates, net	—	583,331	114,648	(697,979)	—
Total liabilities	2,376,118	13,235,519	3,043,527	(739,846)	17,915,318

Stockholders' equity:
Total stockholders' equity	1,076,659	2,357,327	217,238	(2,574,565)	1,076,659
Total liabilities and stockholders' equity	$3,452,777	$15,592,846	$3,260,765	$(3,314,411)	$18,991,977

Condensed Consolidating Balance Sheet
December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$100,009	$388,644	$3,232	$—	$491,885
Restricted cash and cash equivalents	14,753	732,582	57,468	—	804,803
Residential loans at amortized cost, net	6,341	10,819	1,377,711	—	1,394,871
Residential loans at fair value	—	9,754,110	587,265	—	10,341,375
Receivables, net	51,681	223,767	43,747	—	319,195
Servicer and protective advances, net	—	1,337,218	62,647	(18,431)	1,381,434
Servicing rights, net	—	1,304,900	—	—	1,304,900
Goodwill	—	657,737	—	—	657,737
Intangible assets, net	—	115,364	7,042	—	122,406
Premises and equipment, net	277	155,570	—	—	155,847
Other assets	65,293	291,529	56,254	—	413,076
Due from affiliates, net	711,797	—	—	(711,797)	—
Investments in consolidated subsidiaries and variable interest entities	2,621,934	9,487	—	(2,631,421)	—
Total assets	$3,572,085	$14,981,727	$2,195,366	$(3,361,649)	$17,387,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$57,187	$429,199	$32,205	$(24,452)	$494,139
Servicer payables	—	735,225	—	—	735,225
Servicing advance liabilities	—	903,381	67,905	—	971,286
Warehouse borrowings	—	1,085,563	—	—	1,085,563
Corporate debt	2,267,979	4,106	—	—	2,272,085
Mortgage-backed debt	—	—	1,887,862	—	1,887,862
HMBS related obligations at fair value	—	8,652,746	—	—	8,652,746
Deferred tax liability, net	79,903	38,846	2,920	(62)	121,607
Obligation to fund non-guarantor VIEs	—	45,194	—	(45,194)	—
Due to affiliates, net	—	703,170	6,139	(709,309)	—
Total liabilities	2,405,069	12,597,430	1,997,031	(779,017)	16,220,513

Stockholders' equity:
Total stockholders' equity	1,167,016	2,384,297	198,335	(2,582,632)	1,167,016
Total liabilities and stockholders' equity	$3,572,085	$14,981,727	$2,195,366	$(3,361,649)	$17,387,529

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$619,152	$185	$(17,827)	$601,510
Net gains on sales of loans	—	462,172	—	—	462,172
Interest income on loans	1,007	587	132,961	—	134,555
Net fair value gains on reverse loans and related HMBS obligations	—	109,972	—	—	109,972
Insurance revenue	—	66,051	5,854	(895)	71,010
Other revenues	1,456	106,041	20,253	(19,816)	107,934
Total revenues	2,463	1,363,975	159,253	(38,538)	1,487,153

EXPENSES
Salaries and benefits	19,311	559,316	—	—	578,627
General and administrative	32,198	597,331	30,221	(82,244)	577,506
Interest expense	147,633	72,203	83,379	(112)	303,103
Depreciation and amortization	120	71,815	786	—	72,721
Goodwill impairment	—	82,269	—	—	82,269
Corporate allocations	(46,764)	46,764	—	—	—
Other expenses, net	1,598	2,542	6,663	—	10,803
Total expenses	154,096	1,432,240	121,049	(82,356)	1,625,029

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(54)	(792)	20,126	—	19,280
Other	—	(744)	—	—	(744)
Total other gains (losses)	(54)	(1,536)	20,126	—	18,536

Income (loss) before income taxes	(151,687)	(69,801)	58,330	43,818	(119,340)
Income tax expense (benefit)	(49,405)	17,220	5,665	17,508	(9,012)
Income (loss) before equity in earnings of consolidated subsidiaries and variable interest entities	(102,282)	(87,021)	52,665	26,310	(110,328)
Equity in earnings (losses) of consolidated subsidiaries and variable interest entities	(8,046)	21,238	—	(13,192)	—
Net income (loss)	$(110,328)	$(65,783)	$52,665	$13,118	$(110,328)

Comprehensive income (loss)	$(110,431)	$(65,702)	$52,435	$13,267	$(110,431)

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$802,557	$111	$(19,279)	$783,389
Net gains on sales of loans	—	598,974	—	—	598,974
Interest income on loans	612	718	143,321	—	144,651
Net fair value gains on reverse loans and related HMBS obligations	—	120,382	—	—	120,382
Insurance revenue	—	78,469	6,009	—	84,478
Other revenues	739	69,184	20,135	(19,433)	70,625
Total revenues	1,351	1,670,284	169,576	(38,712)	1,802,499

EXPENSES
Salaries and benefits	16,911	532,881	7	—	549,799
General and administrative	55,023	431,897	30,387	(36,930)	480,377
Interest expense	123,629	60,064	89,521	(559)	272,655
Depreciation and amortization	124	70,068	835	—	71,027
Corporate allocations	(40,519)	40,519	—	—	—
Other expenses, net	759	1,443	7,193	—	9,395
Total expenses	155,927	1,136,872	127,943	(37,489)	1,383,253

OTHER GAINS (LOSSES)
Losses on extinguishments	(12,489)	—	—	—	(12,489)
Other net fair value gains (losses)	(4,813)	(657)	11,531	—	6,061
Total other gains (losses)	(17,302)	(657)	11,531	—	(6,428)

Income (loss) before income taxes	(171,878)	532,755	53,164	(1,223)	412,818
Income tax expense (benefit)	(55,556)	208,459	6,921	(473)	159,351
Income (loss) before equity in earnings of consolidated subsidiaries and variable interest entities	(116,322)	324,296	46,243	(750)	253,467
Equity in earnings of consolidated subsidiaries and variable interest entities	369,789	13,009	—	(382,798)	—
Net income	$253,467	$337,305	$46,243	$(383,548)	$253,467

Comprehensive income	$253,472	$337,337	$46,168	$(383,505)	$253,472

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2012
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$387,087	$2,375	$(20,953)	$368,509
Net gains on sales of loans	—	648	—	—	648
Interest income on loans	328	696	153,327	—	154,351
Net fair value gains on reverse loans and related HMBS obligations	—	7,279	—	—	7,279
Insurance revenue	—	66,637	6,786	(174)	73,249
Other revenues	382	17,729	19,286	(17,626)	19,771
Total revenues	710	480,076	181,774	(38,753)	623,807

EXPENSES
Salaries and benefits	19,708	207,192	3,207	—	230,107
General and administrative	17,528	121,548	38,791	(41,631)	136,236
Interest expense	77,645	3,472	99,103	(549)	179,671
Depreciation and amortization	131	47,955	1,181	—	49,267
Corporate allocations	(25,393)	25,393	—	—	—
Other expenses, net	1,350	936	20,333	—	22,619
Total expenses	90,969	406,496	162,615	(42,180)	617,900

OTHER GAINS (LOSSES)
Losses on extinguishments	(48,579)	—	—	—	(48,579)
Other net fair value gains (losses)	(1,197)	(1,178)	9,596	—	7,221
Total other gains (losses)	(49,776)	(1,178)	9,596	—	(41,358)

Income (loss) before income taxes	(140,035)	72,402	28,755	3,427	(35,451)
Income tax expense (benefit)	(48,808)	28,569	5,535	1,387	(13,317)

Income (loss) before equity in earnings of consolidated subsidiaries and variable interest entities	(91,227)	43,833	23,220	2,040	(22,134)
Equity in earnings (losses) of consolidated subsidiaries and variable interest entities	69,093	6,300	(438)	(74,955)	—
Net income (loss)	$(22,134)	$50,133	$22,782	$(72,915)	$(22,134)

Comprehensive income (loss)	$(22,057)	$50,082	$22,884	$(72,966)	$(22,057)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(74,452)	$1,005,449	$(1,137,754)	$2,487	$(204,270)

Investing activities
Purchases and originations of reverse loans held for investment	—	(1,505,215)	—	—	(1,505,215)
Principal payments received on reverse loans held for investment	—	548,660	—	—	548,660
Principal payments received on mortgage loans related to Residual Trusts	535	399	102,703	—	103,637
Principal payments received on mortgage loans related to Non-Residual Trusts	—	—	58,620	—	58,620
Payments received on charged-off loans held for investment	—	14,929	—	—	14,929
Payments received on receivables related to Non-Residual Trusts	—	—	9,471	—	9,471
Cash proceeds from sales of real estate owned, net related to Residual Trusts	227	244	10,371	—	10,842
Cash proceeds from sales of other real estate owned, net related to Non-Residual Trusts and other	—	39,208	5,256	—	44,464
Purchases of premises and equipment	—	(21,573)	—	—	(21,573)
Decrease in restricted cash and cash equivalents	4,246	3,723	3,364	—	11,333
Payments for acquisitions of businesses, net of cash acquired	—	(197,061)	—	—	(197,061)
Acquisitions of servicing rights	—	(268,618)	—	—	(268,618)
Sales of servicing rights	—	9,499	—	—	9,499
Acquisitions of charged-off loans held for investment	—	(64,548)	—	—	(64,548)
Capital contributions to subsidiaries and variable interest entities	(83,544)	(131)	—	83,675	—
Returns of capital from subsidiaries and variable interest entities	76,214	28,085	—	(104,299)	—
Change in due from affiliates	88,360	214,613	250,108	(553,081)	—
Other	(2,283)	3,732	—	—	1,449
Cash flows provided by (used in) investing activities	83,755	(1,194,054)	439,893	(573,705)	(1,244,111)

Financing activities
Payments on corporate debt	(15,000)	(2,220)	—	—	(17,220)
Proceeds from securitizations of reverse loans	—	1,617,399	—	—	1,617,399
Payments on HMBS related obligations	—	(637,272)	—	—	(637,272)
Issuances of servicing advance liabilities	—	874,729	1,425,201	—	2,299,930
Payments on servicing advance liabilities	—	(1,572,482)	(332,849)	—	(1,905,331)
Net change in warehouse borrowings related to mortgage loans	—	75,726	—	—	75,726
Net change in warehouse borrowings related to reverse loans	—	15,667	—	—	15,667
Proceeds from sale of excess servicing spread	—	75,426	—	—	75,426
Payments on excess servicing spread liability	—	(6,822)	—	—	(6,822)
Other debt issuance costs paid	—	(17,264)	(17)	—	(17,281)
Payments on mortgage-backed debt related to Residual Trusts	—	—	(104,542)	—	(104,542)
Payments on mortgage-backed debt related to Non-Residual Trusts	—	—	(76,613)	—	(76,613)
Capital contributions	—	83,544	131	(83,675)	—
Capital distributions	—	(24,874)	(79,425)	104,299	—
Change in due to affiliates	(98,071)	(329,277)	(123,246)	550,594	—
Other	6,921	(40,509)	(8,808)	—	(42,396)
Cash flows provided by (used in) financing activities	(106,150)	111,771	699,832	571,218	1,276,671

Net increase (decrease) in cash and cash equivalents	(96,847)	(76,834)	1,971	—	(171,710)
Cash and cash equivalents at the beginning of the year	100,009	388,644	3,232	—	491,885
Cash and cash equivalents at the end of the year	$3,162	$311,810	$5,203	$—	$320,175

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(99,050)	$(1,741,415)	$29,860	$130	$(1,810,475)

Investing activities
Purchases and originations of reverse loans held for investment	—	(3,020,937)	—	—	(3,020,937)
Principal payments received on reverse loans held for investment	—	372,375	—	—	372,375
Principal payments received on mortgage loans related to Residual Trusts	84	458	107,732	—	108,274
Principal payments received on mortgage loans related to Non-Residual Trusts	—	—	61,385	—	61,385
Payments received on receivables related to Non-Residual Trusts	—	—	14,804	—	14,804
Cash proceeds from sales of real estate owned, net related to Residual Trusts	254	80	7,396	—	7,730
Cash proceeds from sales of other real estate owned, net	—	23,184	7,510	—	30,694
Purchases of premises and equipment	—	(38,639)	—	—	(38,639)
Increase in restricted cash and cash equivalents	(752)	(7,282)	(122)	—	(8,156)
Payments for acquisitions of businesses, net of cash acquired	(477,021)	(15,262)	—	—	(492,283)
Acquisitions of servicing rights	—	(797,165)	—	—	(797,165)
Capital contributions to subsidiaries and variable interest entities	(331,107)	(16,010)	—	347,117	—
Returns of capital from subsidiaries and variable interest entities	37,796	30,307	—	(68,103)	—
Change in due from affiliates	(688,070)	(65,619)	(78,976)	832,665	—
Other	(15,200)	1,035	—	—	(14,165)
Cash flows provided by (used in) investing activities	(1,474,016)	(3,533,475)	119,729	1,111,679	(3,776,083)

Financing activities
Proceeds from issuance of corporate debt, net of debt issuance costs	3,106,263	—	—	—	3,106,263
Payments on corporate debt	(360,826)	(2,105)	—	—	(362,931)
Proceeds from securitizations of reverse loans	—	3,216,096	—	—	3,216,096
Payments on HMBS related obligations	—	(409,331)	—	—	(409,331)
Issuances of servicing advance liabilities	—	1,597,043	7,229	—	1,604,272
Payments on servicing advance liabilities	—	(729,274)	(3,876)	—	(733,150)
Net change in warehouse borrowings related to mortgage loans	—	929,015	—	—	929,015
Net change in warehouse borrowings related to reverse loans	—	(98,837)	—	—	(98,837)
Other debt issuance costs paid	(1,936)	(7,897)	—	—	(9,833)
Payments on mortgage-backed debt related to Residual Trusts	—	—	(112,449)	—	(112,449)
Payments on mortgage-backed debt related to Non-Residual Trusts	—	—	(87,920)	—	(87,920)
Extinguishments and settlement of debt	(1,405,424)	—	—	—	(1,405,424)
Capital contributions	—	331,107	16,010	(347,117)	—
Capital distributions	—	(10,837)	(57,266)	68,103	—
Change in due to affiliates	(29,618)	772,554	90,284	(833,220)	—
Other	(1,777)	2,007	(37)	425	618
Cash flows provided by (used in) financing activities	1,306,682	5,589,541	(148,025)	(1,111,809)	5,636,389

Net increase (decrease) in cash and cash equivalents	(266,384)	314,651	1,564	—	49,831
Cash and cash equivalents at the beginning of the year	366,393	73,993	1,668	—	442,054
Cash and cash equivalents at the end of the year	$100,009	$388,644	$3,232	$—	$491,885

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(78,619)	$118,733	$25,633	$3,873	$69,620

Investing activities
Purchases and originations of reverse loans held for investment	—	(594,315)	—	—	(594,315)
Principal payments received on reverse loans held for investment	—	29,658	—	—	29,658
Principal payments received on mortgage loans related to Residual Trusts	148	124	96,766	—	97,038
Principal payments received on mortgage loans related to Non-Residual Trusts	—	—	62,884	—	62,884
Payments received on receivables related to Non-Residual Trusts	—	—	16,096	—	16,096
Cash proceeds from sales of real estate owned, net related to Residual Trusts	670	319	6,872	—	7,861
Cash proceeds from sales of other real estate owned, net	—	3,198	8,185	—	11,383
Purchases of premises and equipment	—	(11,408)	—	—	(11,408)
Increase in restricted cash and cash equivalents	31,175	1,931	8,226	—	41,332
Payments for acquisitions of businesses, net of cash acquired	(130,000)	—	—	26,408	(103,592)
Acquisitions of servicing rights	—	(5,539)	—	—	(5,539)
Capital contributions to subsidiaries and variable interest entities	(31,118)	(4,195)	—	35,313	—
Returns of capital from subsidiaries and variable interest entities	37,536	2,257	—	(39,793)	—
Change in due from affiliates	12,469	(204,144)	(174,258)	365,933	—
Other	—	(2,751)	—	—	(2,751)
Cash flows provided by (used in) investing activities	(79,120)	(784,865)	24,771	387,861	(451,353)

Financing activities
Proceeds from issuance of corporate debt, net of debt issuance costs	962,524	—	—	(5,487)	957,037
Payments on corporate debt	(65,000)	(10,292)	—	—	(75,292)
Debt prepayment penalty	(29,440)	—	—	—	(29,440)
Proceeds from securitizations of reverse loans	—	583,925	—	—	583,925
Payments on HMBS related obligations	—	(33,496)	—	—	(33,496)
Issuances of servicing advance liabilities	—	242,080	21,753	—	263,833
Payments on servicing advance liabilities	—	(264,771)	(5,937)	—	(270,708)
Net change in warehouse borrowings related to mortgage loans	—	6,055	—	—	6,055
Net change in warehouse borrowings related to reverse loans	—	11,832	—	—	11,832
Other debt issuance costs paid	(6,179)	(188)	(825)	—	(7,192)
Payments on mortgage-backed debt related to Residual Trusts	—	—	(98,105)	—	(98,105)
Payments on mortgage-backed debt related to Non-Residual Trusts	—	—	(92,716)	—	(92,716)
Extinguishments and settlement of debt	(690,000)	—	—	—	(690,000)
Secondary equity offering, net of issuance costs	276,013	—	—	—	276,013
Capital contributions	—	32,011	29,710	(61,721)	—
Capital distributions	—	(4,225)	(35,568)	39,793	—
Change in due to affiliates	72,588	161,134	130,597	(364,319)	—
Other	3,076	226	—	—	3,302
Cash flows provided by (used in) financing activities	523,582	724,291	(51,091)	(391,734)	805,048

Net increase (decrease) in cash and cash equivalents	365,843	58,159	(687)	—	423,315
Cash and cash equivalents at the beginning of the year	550	15,834	2,355	—	18,739
Cash and cash equivalents at the end of the year	$366,393	$73,993	$1,668	$—	$442,054

31. Quarterly Results of Operations (Unaudited)
The following tables summarize the Company’s unaudited consolidated results of operations on a quarterly basis for the years ended December 31, 2014 and 2013. The sum of the quarterly earnings (loss) per share amounts do not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares.
Quarterly results of operations are summarized as follows (in thousands, except per share data):

	For the 2014 Quarters Ended
	December 31 (1) (2)	September 30 (1) (3)	June 30 (1) (3) (4)	March 31 (1)
Total revenues	$317,492	$386,000	$413,713	$369,948
Total expenses	429,855	389,523	467,171	338,480
Other gains (losses)	3,303	16,204	1,532	(2,503)
Income (loss) before income taxes	(109,060)	12,681	(51,926)	28,965
Income tax expense (benefit)	(65,087)	83,484	(38,997)	11,588
Net income (loss)	$(43,973)	$(70,803)	$(12,929)	$17,377
Basic earnings (loss) per common and common equivalent share	$(1.17)	$(1.88)	$(0.34)	$0.46
Diluted earnings (loss) per common and common equivalent share	(1.17)	(1.88)	(0.34)	0.45
__________

(1)
A significant portion of the Company's asset and liabilities are carried at fair value and as a result, the Company’s net income or loss can be materially impacted quarter over quarter by gains and losses resulting from changes in valuation inputs and other assumptions used in the fair value of the assets and liabilities.

(2)
Total expenses recorded during the fourth quarter of 2014 included $50.4 million in costs for legal and regulatory matters outside of normal course of business and $34.3 million in the provision for uncollectible advances.

(3)	The Company recorded asset management performance fees of $34.2 million and $2.5 million during the second and third quarters of 2014, respectively.

(4)	The Company recorded an $82.3 million goodwill impairment loss during the second quarter of 2014.

	For the 2013 Quarters Ended
	December 31 (1) (2)	September 30 (1)	June 30 (1)	March 31 (1)
Total revenues	$402,839	$489,167	$595,964	$314,529
Total expenses	382,604	374,856	359,049	266,744
Other gains (losses)	(13,330)	6,507	1,656	(1,261)
Income before income taxes	6,905	120,818	238,571	46,524
Income tax expense (benefit)	(2,892)	48,129	95,339	18,775
Net income	$9,797	$72,689	$143,232	$27,749
Basic earnings per common and common equivalent share	$0.26	$1.93	$3.82	$0.74
Diluted earnings per common and common equivalent share	0.26	1.90	3.75	0.73
__________

(1)
A significant portion of the Company's asset and liabilities are carried at fair value and as a result, the Company’s net income or loss can be materially impacted quarter over quarter by gains and losses resulting from changes in valuation inputs and other assumptions used in the fair value of the assets and liabilities.

(2)	Other gains (losses) for the fourth quarter of 2013 include losses on extinguishment of debt of $12.5 million.
32. Subsequent Events
During January 2015, the Company sold an investment accounted for using the equity method for $14.4 million.

Walter Investment Management Corp.
Schedule I
Financial Information
(Parent Company Only)

(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$3,162	$100,009
Restricted cash and cash equivalents	10,507	14,753
Residential loans at amortized cost, net	13,302	6,341
Receivables, net	16,363	51,681
Premises and equipment, net	157	277
Other assets	69,780	65,293
Due from affiliates, net	697,979	711,797
Investments in consolidated subsidiaries and variable interest entities	2,641,527	2,621,934
Total assets	$3,452,777	$3,572,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$42,076	$57,187
Corporate debt	2,265,668	2,267,979
Deferred tax liability, net	68,374	79,903
Total liabilities	2,376,118	2,405,069

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 37,711,623 and 37,377,274 shares at December 31, 2014 and 2013, respectively	377	374
Additional paid-in capital	600,643	580,572
Retained earnings	475,244	585,572
Accumulated other comprehensive income	395	498
Total stockholders' equity	1,076,659	1,167,016
Total liabilities and stockholders' equity	$3,452,777	$3,572,085
The accompanying notes are an integral part of the consolidated financial statements.

Walter Investment Management Corp.
Schedule I
Financial Information
(Parent Company Only)

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
REVENUES
Interest income on loans	$1,007	$612	$328
Other revenues	1,456	739	382
Total revenues	2,463	1,351	710

EXPENSES
Interest expense	147,633	123,629	77,645
Salaries and benefits	19,311	16,911	19,708
General and administrative	32,198	55,023	17,528
Depreciation and amortization	120	124	131
Corporate allocations	(46,764)	(40,519)	(25,393)
Other expenses, net	1,598	759	1,350
Total expenses	154,096	155,927	90,969

OTHER LOSSES
Losses on extinguishments	—	(12,489)	(48,579)
Other net fair value losses	(54)	(4,813)	(1,197)
Total other losses	(54)	(17,302)	(49,776)

Loss before income taxes	(151,687)	(171,878)	(140,035)
Income tax benefit	(49,405)	(55,556)	(48,808)
Loss before equity in earnings of consolidated subsidiaries and variable interest entities	(102,282)	(116,322)	(91,227)
Equity in earnings or (losses) of consolidated subsidiaries and variable interest entities	(8,046)	369,789	69,093
Net income (loss)	$(110,328)	$253,467	$(22,134)

Comprehensive income (loss)	$(110,431)	$253,472	$(22,057)

The accompanying notes are an integral part of the consolidated financial statements.

Walter Investment Management Corp.
Schedule I
Financial Information
(Parent Company Only)
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows used in operating activities	$(74,452)	$(99,050)	$(78,619)

Investing activities
Principal payments received on mortgage loans related to Residual Trusts	535	84	148
Cash proceeds from sales of real estate owned, net related to Residual Trusts	227	254	670
Decrease (increase) in restricted cash and cash equivalents	4,246	(752)	31,175
Payments for acquisitions of businesses, net of cash acquired	—	(477,021)	(130,000)
Capital contributions to subsidiaries and variable interest entities	(83,544)	(331,107)	(31,118)
Returns of capital from subsidiaries and variable interest entities	76,214	37,796	37,536
Change in due from affiliates	88,360	(688,070)	12,469
Other	(2,283)	(15,200)	—
Cash flows provided by (used in) investing activities	83,755	(1,474,016)	(79,120)

Financing activities
Proceeds from issuance of corporate debt, net of debt issuance costs	—	3,106,263	962,524
Payments on corporate debt	(15,000)	(360,826)	(65,000)
Debt prepayment penalty	—	—	(29,440)
Other debt issuance costs paid	—	(1,936)	(6,179)
Extinguishments and settlement of debt	—	(1,405,424)	(690,000)
Secondary equity offering, net of issuance costs	—	—	276,013
Change in due to affiliates	(98,071)	(29,618)	72,588
Other	6,921	(1,777)	3,076
Cash flows provided by (used in) financing activities	(106,150)	1,306,682	523,582

Net increase (decrease) in cash and cash equivalents	(96,847)	(266,384)	365,843
Cash and cash equivalents at the beginning of the year	100,009	366,393	550
Cash and cash equivalents at the end of the year	$3,162	$100,009	$366,393

The accompanying notes are an integral part of the consolidated financial statements.

Walter Investment Management Corp.
Schedule I
Notes to the Parent Company Financial Statements
1. Basis of Presentation
The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements included in Item 8 of this report. These Parent Company financial statements reflect the results of operations, financial position and cash flows for the Parent Company and its consolidated subsidiaries and VIEs in which it is the primary beneficiary. These consolidated subsidiaries and VIEs are accounted for using the equity method of accounting.
The accompanying Parent Company financial statements have been prepared in accordance with GAAP. The preparation of these Parent Company financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These Parent Company financial statements include certain intercompany allocations to its subsidiaries that management believes have been made on a reasonable basis. These costs primarily include executive salaries and other centralized business functions. Refer to Note 27 of the Notes to Consolidated Financial Statements for additional information on intercompany allocations.
2. Acquisitions
On December 31, 2012, in connection with the execution of a stock purchase agreement, the Parent Company agreed to acquire all of the outstanding shares of Security One Lending. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information on this acquisition.
3. Corporate Debt
Corporate debt is comprised of secured term loans, convertible senior subordinated notes, and unsecured senior notes. In addition, the Parent Company has a $125 million senior secured revolving credit facility. Refer to Note 20 of the Notes to Consolidated Financial Statements for additional information on corporate debt.
4. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$132,422	$100,464	$64,603
Cash paid (received) for income taxes	(6,067)	91,646	28,728
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Real estate owned acquired through foreclosure	671	657	870
Residential loans originated to finance the sale of real estate owned	1,657	1,962	2,925
Issuance of common stock for business acquisitions	—	—	41,346
Transfer of fixed assets	—	—	532
5. Guarantees
Refer to Note 28 of the Notes to Consolidated Financial Statements for certain guarantees made by the Parent Company in regards to Green Tree Servicing and RMS. In addition to these guarantees, all obligations of Green Tree Servicing, RMS and Ditech under master repurchase agreements and certain servicing advance facilities are guaranteed by the Parent. The Parent also guarantees certain subsidiary obligations such as agreements to perform servicing in accordance with contract terms.