Form 10-Q
period 2015-03-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2015-05-07
CIK 1040719

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
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 37,732,229 shares of common stock outstanding as of April 30, 2015.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$338,490	$320,175
Restricted cash and cash equivalents	837,628	733,015
Residential loans at amortized cost, net (includes $10,660 and $10,033 in allowance for loan losses at March 31, 2015 and December 31, 2014, respectively)	1,288,898	1,314,539
Residential loans at fair value	12,204,837	11,832,630
Receivables, net (includes $22,935 and $25,201 at fair value at March 31, 2015 and December 31, 2014, respectively)	248,378	215,629
Servicer and protective advances, net (includes $116,874 and $112,427 in allowance for uncollectible advances at March 31, 2015 and December 31, 2014, respectively)	1,612,988	1,761,082
Servicing rights, net (includes $1,570,320 and $1,599,541 at fair value at March 31, 2015 and December 31, 2014, respectively)	1,693,982	1,730,216
Goodwill	575,468	575,468
Intangible assets, net	99,583	103,503
Premises and equipment, net	115,837	124,926
Other assets (includes $100,735 and $68,151 at fair value at March 31, 2015 and December 31, 2014, respectively)	292,078	280,794
Total assets	$19,308,167	$18,991,977

LIABILITIES AND STOCKHOLDERS EQUITY
Payables and accrued liabilities (includes $37,937 and $30,024 at fair value at March 31, 2015 and December 31, 2014, respectively)	$669,313	$663,829
Servicer payables	695,299	584,567
Servicing advance liabilities	1,284,804	1,365,885
Warehouse borrowings	1,187,543	1,176,956
Excess servicing spread liability at fair value	63,349	66,311
Corporate debt	2,266,831	2,267,799
Mortgage-backed debt (includes $635,239 and $653,167 at fair value at March 31, 2015 and December 31, 2014, respectively)	1,706,367	1,751,459
HMBS related obligations at fair value	10,304,384	9,951,895
Deferred tax liability, net	81,316	86,617
Total liabilities	18,259,206	17,915,318

Commitments and contingencies (Note 18)

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 37,732,229 and 37,711,623 shares at March 31, 2015 and December 31, 2014, respectively	377	377
Additional paid-in capital	603,926	600,643
Retained earnings	444,236	475,244
Accumulated other comprehensive income	422	395
Total stockholders' equity	1,048,961	1,076,659
Total liabilities and stockholders' equity	$19,308,167	$18,991,977

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

	March 31, 2015	December 31, 2014
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$103,092	$105,977
Residential loans at amortized cost, net	1,268,109	1,292,781
Residential loans at fair value	567,912	586,433
Receivables at fair value	22,935	25,201
Servicer and protective advances, net	1,194,718	1,273,186
Other assets	42,329	46,199
Total assets	$3,199,095	$3,329,777

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$8,348	$8,511
Servicing advance liabilities	1,090,692	1,160,257
Mortgage-backed debt (includes $635,239 and $653,167 at fair value at March 31, 2015 and December 31, 2014, respectively)	1,706,367	1,751,459
Total liabilities	$2,805,407	$2,920,227
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
REVENUES
Net servicing revenue and fees	$90,887	$172,792
Net gains on sales of loans	125,227	104,034
Interest income on loans	31,941	34,422
Net fair value gains on reverse loans and related HMBS obligations	30,774	17,236
Insurance revenue	14,131	23,388
Other revenues	17,897	18,076
Total revenues	310,857	369,948

EXPENSES
Salaries and benefits	147,228	135,897
General and administrative	128,647	108,865
Interest expense	74,871	74,849
Depreciation and amortization	16,632	18,644
Other expenses, net	4,047	225
Total expenses	371,425	338,480

OTHER GAINS (LOSSES)
Other net fair value losses	(872)	(2,503)
Other	11,762	—
Total other gains (losses)	10,890	(2,503)

Income (loss) before income taxes	(49,678)	28,965
Income tax expense (benefit)	(18,670)	11,588
Net income (loss)	$(31,008)	$17,377

Comprehensive income (loss)	$(30,981)	$17,381

Net income (loss)	$(31,008)	$17,377

Basic earnings (loss) per common and common equivalent share	$(0.82)	$0.46
Diluted earnings (loss) per common and common equivalent share	(0.82)	0.45

Weighted-average common and common equivalent shares outstanding — basic	37,718	37,429
Weighted-average common and common equivalent shares outstanding — diluted	37,718	38,005
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2015	37,711,623	$377	$600,643	$475,244	$395	$1,076,659
Net loss	—	—	—	(31,008)	—	(31,008)
Other comprehensive income, net of tax	—	—	—	—	27	27
Share-based compensation	—	—	3,423	—	—	3,423
Tax shortfall on share-based compensation	—	—	(278)	—	—	(278)
Issuance of shares under incentive plans	20,606	—	138	—	—	138
Balance at March 31, 2015	37,732,229	$377	$603,926	$444,236	$422	$1,048,961
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2015	2014
Operating activities
Net income (loss)	$(31,008)	$17,377

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(30,774)	(17,236)
Amortization of servicing rights	7,013	11,117
Change in fair value of servicing rights	129,235	47,634
Change in fair value of excess servicing spread liability	(763)	—
Other net fair value losses	3,642	5,702
Accretion of discounts on residential loans and advances	(3,608)	(3,988)
Accretion of discounts on debt and amortization of deferred debt issuance costs	5,073	4,778
Amortization of master repurchase agreements deferred issuance costs	1,432	2,018
Amortization of servicing advance liabilities deferred issuance costs	1,280	498
Provision for uncollectible advances	11,977	12,683
Depreciation and amortization of premises and equipment and intangible assets	16,632	18,644
Losses (gains) on real estate owned, net	813	(749)
Provision (benefit) for deferred income taxes	(5,595)	8,926
Share-based compensation	3,423	3,493
Purchases and originations of residential loans held for sale	(5,633,936)	(3,583,548)
Proceeds from sales of and payments on residential loans held for sale	5,649,119	4,039,387
Net gains on sales of loans	(125,227)	(104,034)
Gain on sale of investment	(11,762)	—
Other	(1,872)	(1,200)

Changes in assets and liabilities
Decrease (increase) in receivables	(34,348)	44,223
Decrease (increase) in servicer and protective advances	136,173	(31,255)
Decrease in other assets	2,758	382
Increase (decrease) in payables and accrued liabilities	25,914	(59,906)
Increase (decrease) in servicer payables	5,459	(7,394)
Cash flows provided by operating activities	121,050	407,552

	For the Three Months Ended March 31,
	2015	2014
Investing activities
Purchases and originations of reverse loans held for investment	(428,350)	(323,132)
Principal payments received on reverse loans held for investment	152,195	100,729
Principal payments received on mortgage loans held for investment	41,427	38,770
Payments received on charged-off loans held for investment	6,372	—
Payments received on receivables related to Non-Residual Trusts	2,020	3,230
Cash proceeds from sales of real estate owned, net	17,711	11,436
Purchases of premises and equipment	(3,686)	(4,524)
Decrease in restricted cash and cash equivalents	242	4,703
Payments for acquisitions of businesses, net of cash acquired	(2,809)	(41,912)
Acquisitions of servicing rights	(53,919)	8,843
Proceeds from sale of investment	14,376	—
Proceeds from sale of servicing rights	543	—
Other	12,555	(450)
Cash flows used in investing activities	(241,323)	(202,307)

Financing activities
Payments on corporate debt	(4,272)	(4,573)
Proceeds from securitizations of reverse loans	457,448	445,046
Payments on HMBS related obligations	(195,783)	(117,731)
Issuances of servicing advance liabilities	175,725	262,870
Payments on servicing advance liabilities	(256,806)	(237,689)
Net change in warehouse borrowings related to mortgage loans	29,235	(361,909)
Net change in warehouse borrowings related to reverse loans	(18,648)	(72,339)
Payments on excess servicing spread liability	(2,199)	—
Other debt issuance costs paid	(1,618)	(5,278)
Payments on mortgage-backed debt	(45,050)	(45,488)
Other	556	2,665
Cash flows provided by (used in) financing activities	138,588	(134,426)

Net increase in cash and cash equivalents	18,315	70,819
Cash and cash equivalents at beginning of the period	320,175	491,885
Cash and cash equivalents at end of the period	$338,490	$562,704
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
Certain acronyms and terms used throughout these notes are defined in the Glossary of Terms in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Interim Financial Reporting
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation. During the three months ended March 31, 2015, the Company reorganized its reportable segments, changed the composition of indirect costs and depreciation and amortization allocated to the business segments, and established an intersegment charge between the Servicing and Originations segments for certain loan originations associated with the Company's mortgage loan servicing portfolio. Refer to Note 16 for additional information.
Recent Accounting Guidance
In January 2014, the FASB issued an accounting standards update that clarifies the definition of an in-substance repossession and foreclosure, and requires additional disclosures related to these items. This amendment reduces diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The required disclosures under these new amendments require interim and annual disclosures of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. These additional disclosures are included in Note 5.

In April 2014, the FASB issued an accounting standards update which changes the criteria for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of, or is classified as held for sale, and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Major strategic shifts include disposals of a significant geographic area or line of business. The new standard allows an entity to have significant continuing involvement and cash flows with the discontinued operation. The standard requires expanded disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The amendments in this standard are effective for the Company beginning January 1, 2015. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
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
In June 2014, the FASB issued an accounting standards update on transfers and servicing, effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements are not required until the second quarter of 2015. The adoption of the guidance addressing the accounting for repurchase financing arrangements, which is effective beginning January 1, 2015, did not have an impact on the Company’s consolidated financial statements as the Company already records repurchase agreements as secured borrowings. The adoption of the new disclosure requirements effective in the second quarter of 2015 will not have a significant impact on the Company’s disclosures included in the consolidated financial statements.
In August 2014, the FASB issued an accounting standards update regarding an alternative approach on measuring the financial assets and financial liabilities of a consolidated CFE (referred to as the measurement alternative). The accounting standard update provides an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE to be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.
In August 2014, the FASB issued an accounting standards update on the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendment requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met, (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this standard are effective for the Company beginning January 1, 2015. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.
In January 2015, the FASB issued an accounting standards update eliminating the concept of extraordinary items. This amendment is intended to reduce complexity in accounting standards. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

In February 2015, the FASB issued an accounting standards update which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The adoption of this standard is not anticipated to result in any additional consolidations of variable interest entities and is anticipated to reduce the circumstances in which the Company could be considered the primary beneficiary and therefore be required to consolidate a variable interest entity.
In April 2015, the FASB issued an accounting standards update regarding the approach for recognizing debt issuance costs. The amendment now requires entities to recognize debt issuance costs as a direct deduction from the carrying amount of the related debt liability and not recorded as a separate asset. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of this standard will not have a significant impact on the Company's consolidated financial statements.
2. Significant Accounting Policies
Included in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 is a summary of the Company’s significant accounting policies.
3. Variable Interest Entities
Consolidated Variable Interest Entities
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	March 31, 2015
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$42,612	$12,928	$47,552	$103,092
Residential loans at amortized cost, net	1,268,109	—	—	1,268,109
Residential loans at fair value	—	567,912	—	567,912
Receivables at fair value	—	22,935	—	22,935
Servicer and protective advances, net	—	—	1,194,718	1,194,718
Other assets	38,605	1,144	2,580	42,329
Total assets	$1,349,326	$604,919	$1,244,850	$3,199,095

Liabilities
Payables and accrued liabilities	$7,242	$—	$1,106	$8,348
Servicing advance liabilities	—	—	1,090,692	1,090,692
Mortgage-backed debt	1,071,128	635,239	—	1,706,367
Total liabilities	$1,078,370	$635,239	$1,091,798	$2,805,407

	December 31, 2014
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$41,632	$12,710	$51,635	$105,977
Residential loans at amortized cost, net	1,292,781	—	—	1,292,781
Residential loans at fair value	—	586,433	—	586,433
Receivables at fair value	—	25,201	—	25,201
Servicer and protective advances, net	—	—	1,273,186	1,273,186
Other assets	41,758	1,023	3,418	46,199
Total assets	$1,376,171	$625,367	$1,328,239	$3,329,777

Liabilities
Payables and accrued liabilities	$7,590	$—	$921	$8,511
Servicing advance liabilities	—	—	1,160,257	1,160,257
Mortgage-backed debt	1,098,292	653,167	—	1,751,459
Total liabilities	$1,105,882	$653,167	$1,161,178	$2,920,227
Unconsolidated Variable Interest Entities
Included in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 are descriptions of the Company’s variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of such VIEs.
4. Transfers of Residential Loans
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
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 18 for further information.
The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets			Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Total
March 31, 2015	$358,794	$11,078	$369,872	$32,406,294
December 31, 2014	331,365	13,146	344,511	28,457,216
At March 31, 2015 and December 31, 2014, $112.6 million and $86.3 million, respectively, in mortgage loans sold and serviced by the Company were 60 days or more past due. The increase in loans 60 days or more past due is related to the growth and early seasoning of the recently originated loan portfolio.

The Company has elected to measure mortgage loans held for sale at fair value. The gains and losses on the sale of mortgage loans held for sale are included in net gains on sales of loans on the consolidated statements of comprehensive income (loss). Also included in net gains on sales of loans is interest income earned during the period the loans were held, the change in fair value of loans, and the gain or loss on the related freestanding derivatives. Refer to Note 6 for information on these freestanding derivatives. All activity related to mortgage loans held for sale and the related freestanding derivatives are included in operating activities on the consolidated statements of cash flows.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Proceeds received from sales, net of fees	$5,659,144	$4,047,743
Servicing fees collected (1)	22,222	11,117
Repurchases of previously sold loans	3,130	—
__________

(1)	Represents servicing fees collected on all loans sold with servicing retained.
In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs. Refer to Note 10 for information relating to servicing of residential loans.
Transfers of Reverse Loans
The Company, through RMS, is an approved issuer of Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. The Company both originates and purchases HECMs. The loans are then pooled and securitized into HMBS that the Company sells into the secondary market with servicing rights retained. Based upon the structure of the Ginnie Mae securitization program, the Company has determined that it has not met all of the requirements for sale accounting and accounts for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheets as residential loans. The proceeds from the transfer of reverse loans are recorded as HMBS related obligations with no gain or loss recognized on the transfer. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS to the extent of the participation interests in HECMs serving as collateral to the HMBS, but does not have recourse to the general assets of the Company, except that Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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
At March 31, 2015, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $9.5 billion and $10.2 billion, respectively.
5. Fair Value
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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers between levels during the three months ended March 31, 2015 and 2014.
Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There were no assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	March 31, 2015	December 31, 2014
Level 2
Assets
Mortgage loans held for sale	$1,156,187	$1,124,615
Freestanding derivative instruments	15,810	7,751
Level 2 assets	$1,171,997	$1,132,366
Liabilities
Freestanding derivative instruments	$37,733	$29,761
Level 2 liabilities	$37,733	$29,761

Level 3
Assets
Reverse loans	$10,429,893	$10,064,365
Mortgage loans related to Non-Residual Trusts	567,912	586,433
Charged-off loans	50,845	57,217
Receivables related to Non-Residual Trusts	22,935	25,201
Servicing rights carried at fair value	1,570,320	1,599,541
Freestanding derivative instruments (IRLCs)	84,925	60,400
Level 3 assets	$12,726,830	$12,393,157
Liabilities
Freestanding derivative instruments (IRLCs)	$204	$263
Excess servicing spread liability	63,349	66,311
Mortgage-backed debt related to Non-Residual Trusts	635,239	653,167
HMBS related obligations	10,304,384	9,951,895
Level 3 liabilities	$11,003,176	$10,671,636

The following assets and liabilities are measured on the consolidated financial statements at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended March 31, 2015
	Fair Value January 1, 2015	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales	Originations / Issuances	Settlements	Fair Value March 31, 2015
Assets
Reverse loans (1)	$10,064,365	$122,909	$239,375	$(16,592)	$189,510	$(169,674)	$10,429,893
Mortgage loans related to Non-Residual Trusts	586,433	8,164	—	—	—	(26,685)	567,912
Charged-off loans	57,217	5,984	—	—	—	(12,356)	50,845
Receivables related to Non-Residual Trusts	25,201	(246)	—	—	—	(2,020)	22,935
Servicing rights carried at fair value	1,599,541	(129,235)	27,713	—	72,301	—	1,570,320
Freestanding derivative instruments (IRLCs)	60,400	24,724	—	—	—	(199)	84,925
Total assets	$12,393,157	$32,300	$267,088	$(16,592)	$261,811	$(210,934)	$12,726,830

Liabilities
Freestanding derivative instruments (IRLCs)	$(263)	$59	$—	$—	$—	$—	$(204)
Excess servicing spread liability	(66,311)	(1,818)	—	—	—	4,780	(63,349)
Mortgage-backed debt related to Non-Residual Trusts	(653,167)	(8,556)	—	—	—	26,484	(635,239)
HMBS related obligations	(9,951,895)	(92,233)		—	(457,448)	197,192	(10,304,384)
Total liabilities	$(10,671,636)	$(102,548)	$—	$—	$(457,448)	$228,456	$(11,003,176)
__________

(1)	During the three months ended March 31, 2015, the Company sold $16.6 million in reverse loans and recognized $0.1 million in net losses on sales of loans.

	For the Three Months Ended March 31, 2014
	Fair Value January 1, 2014	Acquisition of EverBank Net Assets	Total Gains (Losses) Included in Comprehensive Income	Purchases	Originations / Issuances	Settlements	Fair Value March 31, 2014
Assets
Reverse loans	$8,738,503	$—	$205,409	$193,676	$129,463	$(117,472)	$9,149,579
Mortgage loans related to Non-Residual Trusts	587,265	—	10,783	—	—	(28,951)	569,097
Receivables related to Non-Residual Trusts	43,545	—	(987)	—	—	(3,230)	39,328
Servicing rights carried at fair value	1,131,124	58,680	(47,634)	319,047	52,613	—	1,513,830
Freestanding derivative instruments (IRLCs)	42,831	—	(4,641)	—	—	—	38,190
Total assets	$10,543,268	$58,680	$162,930	$512,723	$182,076	$(149,653)	$11,310,024

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,755)	$—	$3,035	$—	$—	$—	$(720)
Mortgage-backed debt related to Non-Residual Trusts	(684,778)	—	(11,835)	—	—	29,077	(667,536)
HMBS related obligations	(8,652,746)	—	(188,173)	—	(445,046)	118,967	(9,166,998)
Total liabilities	$(9,341,279)	$—	$(196,973)	$—	$(445,046)	$148,044	$(9,835,254)
All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on charged-off loans, IRLCs, servicing rights carried at fair value, and the excess servicing spread liability, are recognized in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). Gains and losses related to charged-off loans are recorded in other revenues while gains and losses relating to IRLCs are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss). The change in fair value of servicing rights carried at fair value and the excess servicing spread liability are recorded in net servicing revenue and fees on the consolidated statements of comprehensive income (loss). Total gains and losses included in the financial statement line items disclosed above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
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
Servicing rights carried at fair value — The Company accounts for servicing rights associated with the risk-managed loan class at fair value. The Company uses a discounted cash flow model to estimate the fair value of these assets. The assumptions utilized are based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion of the underlying loan portfolio. The Company classifies servicing rights within Level 3 of the fair value hierarchy.

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
The fair value of forward sales commitments and MBS purchase commitments is determined based on observed market pricing for similar instruments; therefore, these contracts are classified as Level 2 within the fair value hierarchy. Counterparty credit risk is taken into account when determining fair value, although the impact is diminished by daily margin posting on all forward sales and purchase derivatives. Refer to Note 6 for additional information on freestanding derivative financial instruments.
Excess servicing spread liability — The Company uses a discounted cash flow model to estimate the fair value of this liability. The assumptions utilized are based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion of the underlying loan portfolio. The Company classifies its excess servicing spread liability as Level 3 within the fair value hierarchy.
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

		March 31, 2015		December 31, 2014
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years	1.6 - 12.0	4.7	1.8 - 12.3	4.7
	Conditional repayment rate	13.30% - 45.30%	22.21%	13.40% - 42.20%	21.68%
	Discount rate	1.96% - 3.37%	2.61%	2.00% - 3.65%	2.76%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	2.31% - 3.84%	3.10%	2.24% - 3.76%	3.17%
	Conditional default rate	1.33% - 3.49%	2.34%	1.68% - 3.51%	2.34%
	Loss severity	69.01% - 90.72%	85.80%	76.12% - 92.53%	85.88%
	Discount rate	8.00%	8.00%	8.00%	8.00%
Charged-off loans	Collection rate	2.15% - 4.38%	2.27%	2.34% - 4.53%	2.46%
	Discount rate	30.00% - 32.25%	30.19%	30.00% - 32.25%	30.19%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	1.92% - 3.37%	2.61%	1.89% - 3.33%	2.72%
	Conditional default rate	1.40% - 3.79%	2.53%	1.92% - 3.81%	2.55%
	Loss severity	66.08% - 87.84%	82.61%	73.26% - 89.78%	82.87%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years	4.0 - 9.8	6.2	5.6 - 9.3	6.6
	Discount rate	8.16% - 29.41%	9.77%	8.24% - 29.16%	9.55%
	Conditional prepayment rate	4.77% - 17.07%	8.88%	5.04% - 11.15%	7.87%
	Conditional default rate	0.17% - 2.83%	1.63%	0.28% - 3.53%	2.36%
Interest rate lock commitments	Loan funding probability	6.90% - 100.00%	75.78%	3.44% - 100.00%	77.45%
	Fair value of initial servicing rights multiple (4)	0.16 - 5.88	3.98	0.20 - 5.47	3.83

		March 31, 2015		December 31, 2014
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	38.00% - 100.00%	84.03%	28.00% - 100.00%	80.90%
	Fair value of initial servicing rights multiple (4)	2.34 - 5.40	4.43	0.67 - 5.47	4.06
Excess servicing spread liability	Weighted-average remaining life in years	6.9 - 7.0	6.9	7.2 - 7.4	7.3
	Discount rate	13.85%	13.85%	13.60%	13.60%
	Conditional prepayment rate	8.38% - 8.86%	8.60%	7.71% - 7.89%	7.79%
	Conditional default rate	0.53% - 1.38%	0.89%	0.86% - 2.31%	1.51%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	1.92% - 3.37%	2.61%	1.89% - 3.33%	2.72%
	Conditional default rate	1.40% - 3.79%	2.53%	1.92% - 3.81%	2.55%
	Loss severity	66.08% - 87.84%	82.61%	73.26% - 89.78%	82.87%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years	1.2 - 7.7	3.9	1.3 - 7.7	3.9
	Conditional repayment rate	11.60% - 50.40%	21.78%	11.30% - 48.65%	21.21%
	Discount rate	1.46% - 2.66%	2.20%	1.44% - 3.06%	2.36%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

(4)	Fair value of servicing rights embedded in IRLCs, which represents a multiple of the annual servicing fee, excludes the impact of IRLCs identified as servicing released.
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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	March 31, 2015		December 31, 2014
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,429,893	$9,663,598	$10,064,365	$9,340,270
Mortgage loans held for sale (1)	1,156,187	1,102,720	1,124,615	1,071,787
Mortgage loans related to Non-Residual Trusts	567,912	632,326	586,433	650,382
Charged-off loans	50,845	3,196,241	57,217	3,366,504
Total	$12,204,837	$14,594,885	$11,832,630	$14,428,943

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$635,239	$639,095	$653,167	$657,174
HMBS related obligations (2)	10,304,384	9,487,008	9,951,895	9,172,083
Total	$10,939,623	$10,126,103	$10,605,062	$9,829,257
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 13 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that have a fair value of $1.8 million and $2.0 million at March 31, 2015 and December 31, 2014, and an unpaid principal balance of $9.4 million and $10.2 million, at March 31, 2015 and December 31, 2014, respectively. All charged-off loans are 90 days or more past due.
Included in gains and losses associated with loans, receivables and liabilities for which the Company has elected the fair value option are fair value gains and losses from instrument-specific credit risk that include, as applicable, the change in fair value due to changes in assumptions related to prepayments, defaults, severity, and discount rates. Presented in the table below are the fair value gains and losses from instrument-specific credit risk associated with the loans, receivables and liabilities for which the Company has elected the fair value option (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Gains (losses) from changes in instrument-specific credit risk associated with loans and receivables under the fair value option
Mortgage loans related to Non-Residual Trusts	$(196)	$683
Charged-off loans	—	—
Receivables related to Non-Residual Trusts	(171)	(1,118)
Total	$(367)	$(435)

Gains (losses) from changes in instrument-specific credit risk associated with liabilities under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	113	524
Total	$113	$524
As a result of HECMs being insured by the FHA and HMBS related obligations being guaranteed by Ginnie Mae, the fair value changes related to instrument-specific credit risk associated with these assets and liabilities is insignificant. Due to the short holding period of mortgage loans held for sale, related fair value gains and losses from instrument-specific credit risk are also insignificant. The impact on fair value for the change in instrument-specific credit risk associated with the excess servicing spread liability was insignificant for the three months ended March 31, 2015.

Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $87.6 million and $88.4 million at March 31, 2015 and December 31, 2014, respectively. In addition, the Company has mortgage loans that are in the process of foreclosure of $156.5 million at March 31, 2015, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheet. Real estate owned, net is included on the consolidated financial statements within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		March 31, 2015		December 31, 2014
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 88.67%	9.14%	0.00% - 59.58%	8.04%
__________

(1)	Loss severity is based on the balance of real estate owned.
The Company held real estate owned, net of $57.3 million, $29.2 million and $1.1 million in the Reverse Mortgage and Servicing segments and Other non-reportable segment, respectively, at March 31, 2015. The Company held real estate owned, net of $55.3 million, $32.1 million and $1.0 million in the Reverse Mortgage and Servicing segments and Other non-reportable segment, respectively, at December 31, 2014. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value, the Company considers amounts typically covered by FHA insurance in the case of real estate owned associated with reverse mortgages. Management approves valuations that have been determined using the historical severity rate method.
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

		March 31, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net	Level 3	$1,288,898	$1,354,884	$1,314,539	$1,377,213
Insurance premium receivables	Level 3	95,826	90,829	98,220	93,395
Servicer and protective advances, net	Level 3	1,612,988	1,551,659	1,761,082	1,691,443

Financial liabilities
Payables to insurance carriers	Level 3	64,429	63,636	69,498	68,673
Servicing advance liabilities (1)	Level 3	1,282,138	1,286,318	1,362,017	1,367,519
Corporate debt (1)	Level 2	2,230,837	2,091,582	2,230,557	2,095,286
Mortgage-backed debt carried at amortized cost (1)	Level 3	1,060,011	1,094,842	1,086,660	1,121,369
__________

(1)	The carrying amounts of servicing advance liabilities, corporate debt and mortgage-backed debt carried at amortized cost are net of deferred issuance costs.

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
Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Realized gains on sales of loans	$61,379	$86,833
Change in unrealized gains (losses) on loans held for sale	1,389	(4,176)
Gains (losses) on interest rate lock commitments	24,782	(1,606)
Losses on forward sales commitments	(38,648)	(35,856)
Gains (losses) on MBS purchase commitments	(5,679)	67
Capitalized servicing rights	72,301	52,613
Provision for repurchases	(2,025)	(2,186)
Interest income	11,728	8,345
Net gains on sales of loans	$125,227	$104,034

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Interest income on reverse loans	$106,280	$96,881
Change in fair value of reverse loans	16,727	108,528
Net fair value gains on reverse loans	123,007	205,409

Interest expense on HMBS related obligations	(98,536)	(90,560)
Change in fair value of HMBS related obligations	6,303	(97,613)
Net fair value losses on HMBS related obligations	(92,233)	(188,173)
Net fair value gains on reverse loans and related HMBS obligations	$30,774	$17,236
6. Freestanding Derivative Financial Instruments
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
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities not designated as hedging instruments as well as cash margin (in thousands):

	March 31, 2015			December 31, 2014
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$4,681,594	$84,925	$204	$2,825,924	$60,400	$263
Forward sales commitments	7,123,500	1,383	37,729	4,989,400	332	29,744
MBS purchase commitments	2,660,756	14,427	4	1,847,000	7,419	17
Total derivative instruments		$100,735	$37,937		$68,151	$30,024
Cash margin		$12,421	$4,459		$14,664	$2,780

Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $0.1 million and less than $0.1 million, and liability positions of $14.1 million and $10.2 million, at March 31, 2015 and December 31, 2014, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At March 31, 2015, the Company’s net derivative liability position with that counterparty of $0.5 million is comprised of a net derivative liability position of $0.5 million and cash margin received of $3.9 million, partially offset by $3.9 million of over-collateralized positions associated with the master repurchase agreement. Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 5 for a summary of the gains and losses on freestanding derivatives.
7. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net consist of mortgage loans held for investment. The majority of these residential loans are held in securitization trusts that have been consolidated.
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	March 31, 2015	December 31, 2014
Residential loans, principal balance	$1,415,227	$1,442,838
Unamortized discounts and other cost basis adjustments, net (1)	(115,669)	(118,266)
Allowance for loan losses	(10,660)	(10,033)
Residential loans at amortized cost, net (2)	$1,288,898	$1,314,539
__________

(1)	Included in unamortized discounts and other cost-basis adjustments, net is $11.2 million and $12.0 million of accrued interest receivable at March 31, 2015 and December 31, 2014, respectively.

(2)	Included in residential loans at amortized cost, net is $20.8 million and $21.8 million of unencumbered mortgage loans at March 31, 2015 and December 31, 2014, respectively.
Disclosures about the Credit Quality of Residential Loans at Amortized Cost and the Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the residential loan portfolio carried at amortized cost as of the balance sheet date. This portfolio is made up of one segment and class that consists primarily of less-than prime, credit-challenged residential loans for which the primary risk to the Company is credit exposure. The method for monitoring and assessing credit risk is the same throughout the portfolio.
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

The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Balance at beginning of the period	$10,033	$14,320
Provision for loan losses (1)	1,642	(1,004)
Charge-offs, net of recoveries (2)	(1,015)	(1,232)
Balance at end of the period	$10,660	$12,084
__________

(1)	Provision for loan losses is included in other expense, net on the consolidated statements of comprehensive income (loss).

(2)	Includes charge-offs recognized upon foreclosure of real estate in satisfaction of residential loans of $0.6 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.
The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans at amortized cost by basis of accounting (in thousands):

	March 31, 2015	December 31, 2014
Allowance for loan losses
Loans collectively evaluated for impairment	$8,589	$8,437
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	2,071	1,596
Total	$10,660	$10,033

Recorded investment in residential loans at amortized cost
Loans collectively evaluated for impairment	$1,274,488	$1,299,514
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	25,070	25,058
Total	$1,299,558	$1,324,572
Aging of Past Due Residential Loans and Credit Risk Profile Based on Delinquencies
Residential loans at amortized cost that are not insured are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash-basis method of accounting. Residential loans are removed from non-accrual status when there is no longer significant uncertainty regarding collection of the principal and the associated interest. If a non-accrual loan is returned to accruing status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. In the case of loans with an approved repayment plan, including plans approved by the bankruptcy court, delinquency is based on the modified due date of the loan. Loan balances are charged off when it becomes evident that balances are not collectible.
Factors that are important to managing overall credit quality and minimizing loan losses include sound loan underwriting, monitoring of existing loans, early identification of problem loans and timely resolution of problems. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. The Company considers all loans 30 days or more past due to be non-performing and all loans that are current to be performing with regard to its credit quality profile.

The following table presents the aging of the residential loan portfolio accounted for at amortized cost, net (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (1)	Current (2)	Total Residential Loans	Non- Accrual Loans
March 31, 2015	$16,279	$5,612	$54,269	$76,160	$1,223,398	$1,299,558	$52,038
December 31, 2014	24,096	8,884	55,663	88,643	1,235,929	1,324,572	55,663
__________

(1)	Balances represent non-performing loans for the credit quality profile.

(2)	Balances represent performing loans for the credit quality profile.
8. Residential Loans at Fair Value
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value include reverse loans, mortgage loans in Non-Residual Trusts and charged-off loans. The Company purchased and originated reverse loans in the amount of $428.9 million and $323.1 million during the three months ended March 31, 2015 and 2014, respectively.
Residential Loans Held for Sale
The Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company typically retains the right to service these loans. Refer to Note 4 for additional information regarding these sales of residential loans that are held for sale.
A reconciliation of the changes in residential loans held for sale to the amounts presented on the consolidated statements of cash flows is presented in the following table (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Balance at beginning of the period	$1,124,615	$1,015,607
Purchases and originations of loans held for sale	5,633,936	3,583,548
Proceeds from sales of and payments on loans held for sale (1)	(5,693,335)	(4,059,701)
Realized gains on sales of loans (2)	61,379	86,833
Change in unrealized gains (losses) on loans held for sale (2)	1,389	(4,176)
Interest income (2)	11,728	8,345
Transfers from loans held for investment (3)	16,690	—
Other	(215)	—
Balance at end of the period	$1,156,187	$630,456
__________

(1)	Excludes realized gains and losses on freestanding derivatives.

(2)	Amount is a component of net gains on sales of loans on the consolidated statements of comprehensive income (loss). Refer to Note 5 for additional information.

(3)	Represents a transfer of reverse loans from held for investment to held for sale. These loans were sold during the three months ended March 31, 2015.

9. Receivables, Net
Receivables, net consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Insurance premium receivables	$95,826	$98,220
Servicing fee receivables	53,807	51,183
Income tax receivables	29,321	17,106
Receivables related to Non-Residual Trusts	22,935	25,201
Other receivables (1)	49,257	27,837
Total receivables	251,146	219,547
Less: Allowance for uncollectible receivables	(2,768)	(3,918)
Receivables, net	$248,378	$215,629
__________

(1)
Other receivables at March 31, 2015, include $0.1 million in receivables related to fees earned for investment advisory and management services provided to WCO. During the quarter ended March 31, 2014, the Company earned $0.1 million in fees associated with these activities which are recorded in other revenues on the consolidated statement of comprehensive income (loss).

10. Servicing of Residential Loans
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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	March 31, 2015		December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners (1)
Capitalized servicing rights	1,557,666	$182,404,047	1,573,867	$182,207,043
Capitalized sub-servicing (2)	181,185	10,116,134	187,747	10,443,480
Sub-servicing	417,075	49,684,569	431,271	50,882,152
Total third-party servicing portfolio	2,155,926	242,204,750	2,192,885	243,532,675
On-balance sheet residential loans and real estate owned	118,126	12,877,242	116,763	12,579,467
Total servicing portfolio (3)	2,274,052	$255,081,992	2,309,648	$256,112,142
__________

(1)	Includes real estate owned serviced for third parties.

(2)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(3)	Includes accounts serviced by the Servicing and Reverse Mortgage segments and excludes charged-off loans managed by the Servicing segment.

Net Servicing Revenue and Fees
The Company services loans for itself, as well as for third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Servicing fees	$171,732	$166,033
Incentive and performance fees	31,738	42,857
Ancillary and other fees (1)	25,483	22,653
Servicing revenue and fees	228,953	231,543
Amortization of servicing rights	(7,013)	(11,117)
Change in fair value of servicing rights	(129,235)	(47,634)
Change in fair value of excess servicing spread liability (2)	(1,818)	—
Net servicing revenue and fees	$90,887	$172,792
__________

(1)	Includes late fees of $14.5 million and $12.3 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $2.6 million for the three months ended March 31, 2015.
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
Servicing Rights Carried at Amortized Cost
The following tables summarize the activity in the carrying value of servicing rights accounted for at amortized cost by class (in thousands):

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$121,364	$9,311	$161,782	$11,994
Amortization of servicing rights	(6,458)	(555)	(10,367)	(750)
Balance at end of the period	$114,906	$8,756	$151,415	$11,244
Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. At March 31, 2015, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $136.5 million and $14.0 million, respectively. At December 31, 2014, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $142.5 million and $14.1 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.

The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	March 31, 2015
	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years	5.6	3.3
Weighted-average stated borrower interest rate on underlying collateral	7.87%	3.53%
Weighted-average discount rate	12.10%	15.00%
Conditional prepayment rate (1)	6.54%	N/A
Conditional default rate (1)	2.62%	N/A
Conditional repayment rate (2)	N/A	25.13%
__________

(1)	For the mortgage loan class, voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Balance at beginning of the period	$1,599,541	$1,131,124
Acquisition of EverBank net assets	—	58,680
Purchases	27,713	319,047
Servicing rights capitalized upon sales of loans	72,301	52,613
Change in fair value due to:
Changes in valuation inputs or other assumptions (1)	(74,534)	(25,618)
Other changes in fair value (2)	(54,701)	(22,016)
Total change in fair value	(129,235)	(47,634)
Balance at end of the period	$1,570,320	$1,513,830
__________

(1)	Represents the change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	March 31, 2015	December 31, 2014
Weighted-average remaining life in years	6.2	6.6
Weighted-average stated borrower interest rate on underlying collateral	4.53%	4.65%
Weighted-average discount rate	9.77%	9.55%
Conditional prepayment rate	8.88%	7.87%
Conditional default rate	1.63%	2.36%

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
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted-average of certain significant assumptions used in valuing these assets (dollars in thousands):

	March 31, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Weighted-average discount rate	9.77%	$(61,242)	$(118,210)	9.55%	$(62,785)	$(121,117)
Conditional prepayment rate	8.88%	(72,085)	(135,491)	7.87%	(59,344)	(114,523)
Conditional default rate	1.63%	(12,617)	(20,608)	2.36%	(15,388)	(30,285)
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

	For the Three Months Ended March 31,
	2015	2014
Weighted-average life in years	6.4 - 7.0	7.0 - 7.7
Weighted-average stated borrower interest rate on underlying collateral	3.93% - 4.14%	4.48% - 4.67%
Discount rates	9.30% - 9.55%	9.50%
Weighted-average conditional prepayment rates	6.92% - 9.62%	7.26% - 8.35%
Weighted-average conditional default rates	0.73% - 0.81%	0.64% - 0.66%
11. Other Assets
Other assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Derivative instruments	$100,735	$68,151
Real estate owned, net	87,624	88,362
Deferred debt issuance costs	50,778	53,909
Margin receivable on derivative instruments	12,421	14,664
Other	40,520	55,708
Total other assets	$292,078	$280,794

12. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accounts payable and accrued liabilities	$176,328	$174,659
Curtailment liability	86,384	60,776
Employee-related liabilities	66,958	93,368
Payables to insurance carriers	64,429	69,498
Originations liability	53,599	45,370
Servicing rights and related advance purchases payable	51,059	77,231
Derivative instruments	37,937	30,024
Accrued interest payable	28,561	13,808
Uncertain tax positions	15,131	14,914
Acquisition related escrow funds payable to sellers	10,236	10,236
Servicing transfer payables	9,378	9,592
Margin payable on derivative instruments	4,459	2,780
Other	64,854	61,573
Total payables and accrued liabilities	$669,313	$663,829
13. Warehouse Borrowings
The Company's subsidiaries entered into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination of mortgage loans and reverse loans, as well as the repurchase of certain HECMs from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.6 billion at March 31, 2015 and are secured by certain mortgage loans and reverse loans. The interest rates on the facilities are primarily based on LIBOR plus between 2.10% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates, and have various expiration dates through March 2016. The facilities are secured by $1.3 billion in unpaid principal balance of residential loans at March 31, 2015.
All of the Company’s subsidiaries' master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants most sensitive to the Company’s operating results and financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. The Company's subsidiaries were in compliance with their financial covenants on warehouse borrowings at March 31, 2015.

14. Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Basic earnings (loss) per share
Net income (loss)	$(31,008)	$17,377
Less: Net income allocated to unvested participating securities	—	(133)
Net income (loss) available to common stockholders (numerator)	$(31,008)	$17,244
Weighted-average common shares outstanding (denominator)	37,718	37,429
Basic earnings (loss) per share	$(0.82)	$0.46

Diluted earnings (loss) per share
Net income (loss)	$(31,008)	$17,377
Less: Net income allocated to unvested participating securities	—	(131)
Net income (loss) available to common stockholders (numerator)	$(31,008)	$17,246
Weighted-average common shares outstanding	37,718	37,429
Add: Effect of dilutive stock options, non-participating securities, and convertible notes	—	576
Diluted weighted-average common shares outstanding (denominator)	37,718	38,005
Diluted earnings (loss) per share	$(0.82)	$0.45
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
The calculation of diluted earnings (loss) per share does not include 7.4 million and 5.9 million shares for the three months ended March 31, 2015 and 2014, respectively, because their effect would have been antidilutive. The Convertible Notes are antidilutive when calculating earnings (loss) per share when the Company's average stock price is less than $58.80. Upon conversion of the Convertible Notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. It is the Company’s intent to settle all conversions through combination settlement, which involves payment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.
15. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$63,517	$66,188
Cash refund received for taxes	1,071	24,513
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon sales of loans	72,301	52,613
Real estate owned acquired through foreclosure	29,467	28,960
Residential loans originated to finance the sale of real estate owned	9,991	15,833
Acquisition of servicing rights	10,969	174,991

16. Segment Reporting
Management has organized the Company into three reportable segments based primarily on its services as follows:

•
Servicing — consists of operations that perform servicing for third-party credit owners of mortgage loans for a fee and the Company’s own mortgage loan portfolio. The Servicing segment also operates complementary businesses consisting of an insurance agency serving residential loan borrowers and credit owners and a collections agency which performs collections of post charge-off deficiency balances for third parties and the Company. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.

•	Originations — consists of operations that purchase and originate mortgage loans that are sold to third parties.

•
Reverse Mortgage — consists of operations that purchase and originate HECMs that are securitized, but remain on the consolidated balance sheet as collateral for secured borrowings. This segment performs servicing for third-party credit owners and the Company and provides other complementary services for the reverse mortgage market, such as real estate owned property management and disposition.

During the three months ended March 31, 2015, the Company took actions to simplify its business including the reorganization of its reportable segments to align with changes in the management reporting structure. These changes affect how management monitors operating performance and allocates resources in the current business environment. As a result of this reorganization, the Company modified the Servicing segment by combining the Asset Receivables Management, Insurance, and Loans and Residuals businesses into the Servicing segment. The Company also made a change to the composition of indirect costs and depreciation and amortization allocated to the business segments and established an intersegment charge between the Servicing and Originations segments for certain loan originations associated with the Company's mortgage loan servicing portfolio. The changes to cost structure align with the business segments supported and segment performance metrics utilized by management. Indirect costs continue to be allocated based on headcount. The Company has recast segment operating results and total assets of prior periods to reflect these changes. As a result of the changes, income before taxes for the Servicing and Originations segments increased (decreased) by $5.2 million and $(6.0) million, respectively, while loss before taxes for the Reverse Mortgage segment and Other non-reportable segment decreased by $0.7 million and $0.1 million, respectively, for the three months ended March 31, 2014. Total assets for the Servicing segment and Other non-reportable segment decreased by $3.0 million and $40.1 million, respectively, and total assets eliminated decreased by $43.1 million at December 31, 2014.
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

The following tables present select financial information of reportable segments (in thousands). The changes addressed above have been reflected in the segment information presented below for all periods.

	For the Three Months Ended March 31, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3) (4)	$143,763	$130,300	$43,927	$3,293	$(10,426)	$310,857
Interest expense	29,225	7,813	1,099	36,734	—	74,871
Depreciation and amortization	11,473	3,187	1,968	4	—	16,632
Income (loss) before income taxes	(50,672)	41,798	(13,457)	(27,347)	—	(49,678)

	For the Three Months Ended March 31, 2014
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3) (4)	$245,584	$109,214	$27,868	$1,314	$(14,032)	$369,948
Interest expense	30,716	6,833	859	36,441	—	74,849
Depreciation and amortization	11,839	4,369	2,432	4	—	18,644
Income (loss) before income taxes	66,376	14,227	(9,063)	(42,575)	—	28,965
__________

(1)
The Company’s Servicing segment includes net servicing revenue and fees with external customers of $79.5 million and $165.2 million for the three months ended March 31, 2015 and 2014. All net servicing revenue and fees of the Company's Reverse Mortgage segment were derived from external customers for the three months ended March 31, 2015 and 2014.

(2)
The Company’s Servicing segment includes net servicing revenue and fees of $2.3 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively, associated with intercompany activity with the Other non-reportable segment.

(3)	The Company’s Servicing segment recognized $31.9 million and $34.4 million in interest income on loans for the three months ended March 31, 2015 and 2014, respectively.

(4)
The Company's Servicing segment includes other revenues of $8.1 million and $12.0 million for the three months ended March 31, 2015 and 2014, respectively, associated with fees earned for certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio.

	Total Assets Per Segment
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
March 31, 2015	$6,283,525	$1,566,030	$10,844,895	$1,272,536	$(658,819)	$19,308,167
December 31, 2014	6,405,781	1,493,851	10,476,947	1,256,971	(641,573)	18,991,977
17. Certain Capital Requirements and Guarantees
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
Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through December 2015 from Fannie Mae. In addition, the Company has provided a guarantee whereby it guarantees the performance and obligations of RMS under the Ginnie Mae HMBS Program. In the event that the Company fails to honor this guarantee, Ginnie Mae could terminate RMS’s status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse loans guaranteed by Ginnie Mae HMBS. Ginnie Mae has continued to affirm RMS’s current commitment authority to issue HMBS.
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
After taking into account the waivers described above, all of the Company' subsidiaries were in compliance with all of their capital requirements at March 31, 2015.
18. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in 11 securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million drawn under LOCs issued by such third party as credit enhancements to such 11 securitization trusts. The total amount available on these LOCs for these trusts was $263.5 million at March 31, 2015. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitization trusts, the Company does not expect that the final $165.0 million of capacity under the LOCs will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.
Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company is required to call these securitizations when each loan pool falls to 10% of the original principal amount and expects to begin to make such calls in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.3 million.
Unfunded Commitments
Reverse Mortgage Segment
The Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.2 billion and similar commitments on fixed-rate reverse loans of $1.4 million at March 31, 2015. This additional borrowing capacity is primarily in the form of undrawn lines-of-credit, with the balance available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $200.0 million and commitments to purchase and sell loans totaling $6.4 million and $164.9 million, respectively, at March 31, 2015.
Originations Segment
The Company had short-term commitments to lend $4.6 billion and commitments to purchase loans totaling $56.1 million at March 31, 2015. In addition, the Company had commitments to sell $7.1 billion and purchase $2.7 billion in mortgage-backed securities at March 31, 2015.
Other
The Company has entered into an agreement to contribute cash and other assets in exchange for equity interest in WCO. The Company's total capital commitment was $20.0 million, of which $9.3 million remained unfunded at March 31, 2015.

Mortgage Origination Contingencies
The Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed mortgage loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that the loans sold are in breach of these representations or warranties, the Company generally has an obligation to either: (i) repurchase the loan for the unpaid principal balance, accrued interest, and related advances or (ii) indemnify the purchaser. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties.
The Company's representation and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At March 31, 2015, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $35.7 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through March 31, 2015 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company’s estimate of the liability associated with representations and warranties exposure was $12.1 million at March 31, 2015 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheet.
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
Subsequent to the completion of the acquisition of RMS, the Company discovered a failure by RMS to record certain liabilities to HUD, FHA, and/or credit owners related to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $86.4 million at March 31, 2015 related to the foregoing which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheet. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the three months ended March 31, 2015, the Company recorded a provision net of expected third party recoveries related to the curtailment liability of $16.5 million. The Company has potential estimated maximum financial statement exposure for an additional $128.4 million related to similar claims, which are reasonably possible, but which the Company believes are primarily the responsibility of third parties (e.g., prior servicers and/or credit owners). The Company’s potential exposure to a substantial portion of this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. The Company is pursuing and will continue to pursue mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure.
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
Reserves are established for pending or threatened litigation, regulatory and governmental matters when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimates. The estimates are based upon currently available information, including advice of counsel, and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters. Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. For matters where the Company can estimate the range, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $2.5 million at March 31, 2015. It is also reasonably possible that the Company could incur no losses in excess of amounts accrued. As available information changes, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
At March 31, 2015, the Company’s recorded reserves associated with legal and regulatory contingencies were approximately $94 million; however, there can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
The following is a description of certain litigation and regulatory matters:
In response to a CID from the FTC issued in November 2010 and a CID from the CFPB in September 2012, Green Tree Servicing has produced documents and other information concerning a wide range of its loan servicing operations. On October 7, 2013, the CFPB notified Green Tree Servicing that the CFPB’s staff was considering recommending that the CFPB take action against Green Tree Servicing for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree Servicing that they had sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. In April 2014, Green Tree Servicing began discussions with the FTC and CFPB staffs to determine if a settlement of the proposed action could be achieved. On February 16, 2015, Green Tree Servicing informed the agencies that it would agree to the terms of a proposed stipulated order that, subject to approval by the FTC, the CFPB and the court, would settle the matters arising from the FTC and CFPB investigation. The FTC and CFPB approved the proposed order, and on April 21, 2015, the FTC, CFPB, and Green Tree Servicing filed the proposed order with the United States District Court for the District of Minnesota, which subsequently approved it. Under the order, Green Tree Servicing, without admitting or denying the allegations in a complaint filed by the FTC and CFPB, agreed to pay: (i) $18 million for alleged misrepresentations relating to payment methods that entail convenience fees; (ii) $30 million for alleged misrepresentations related primarily to the time it would take to review short sale requests and for alleged delays in processing loan modifications in servicing transfers; and (iii) a $15 million civil money penalty. The Company accrued the full amounts required under the order in the Company’s consolidated financial statements as of December 31, 2014.
In October 2013, the Company received a subpoena from the HUD Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECMs serviced or sub-serviced by RMS, and (ii) RMS’ contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. Since that time, the Company has been cooperating with an investigation relating to these issues by the Department of Justice and the HUD Office of Inspector General. In April 2015, the U.S. District Court for the Middle District of Florida granted a motion by the Department of Justice to partially intervene in United States ex. rel. McDonald v. Walter Investment Management Corp., et al., No. 8:13-CV-1705-T23-TGW, which is a civil qui tam complaint that had been filed under seal and that named the Company, RMS, other subsidiaries of the Company, and others, as defendants. This complaint asserts claims under the False Claims Act and Florida law and alleges, among other things, that RMS did not comply with certain HUD regulations applicable to the servicing of reverse mortgages and improperly sought interest payments from HUD. Discussions with representatives of the Department of Justice and HUD concerning this matter are ongoing and we believe are continuing to progress towards a full resolution. In the event that a resolution is not reached, the Company expects to defend vigorously against the claims, as to which the Company believes it has legal and factual defenses. Resolutions of investigations or lawsuits, or findings of liability, under the False Claims Act and other federal statutes including the Financial Institutions Reform, Recovery and Enforcement Act of 1989 may result in potentially significant financial consequences, including the payment of up to three times the actual damages sustained by the government and civil penalties. The Company cannot provide any assurance as to the outcome of this matter, or that any consequences will not have a material adverse effect on its reputation, business, prospects, financial condition, liquidity and results of operations.
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
From time to time, federal and state authorities investigate or examine aspects of the Company's business activities, such as its mortgage origination, servicing, collection and bankruptcy practices, among other things. It is the Company's general policy to cooperate with such investigations, and the Company has been responding to information requests and otherwise cooperating with various ongoing investigations and examinations by such authorities. The Company cannot predict the outcome of any of the ongoing proceedings and cannot provide assurances that investigations and examinations will not have a material adverse affect on the Company.
Transactions with Walter Energy
The Company was part of the Walter Energy consolidated group prior to the spin-off from Walter Energy, the principal agent, on April 17, 2009. As such, the Company is jointly and severally liable with Walter Energy for any final taxes, interest, and/or penalties owed by the Walter Energy consolidated group during the time that the Company was a part of the Walter Energy consolidated group. However, in connection with the spin-off of the Company’s business from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement dated April 17, 2009, pursuant to which Walter Energy is responsible for the payment of all federal income taxes (including any interest or penalties applicable thereto) of the consolidated group. Nonetheless, to the extent that Walter Energy is unable to pay any amounts owed, the Company could be responsible for any unpaid amounts including, according to Walter Energy’s public filing on Form 10-Q for the quarter ended March 31, 2015, those relating to the following:

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

•
The IRS completed its audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008. The IRS issued 30-Day Letters to Walter Energy proposing changes to tax for these tax years which Walter Energy has protested. Walter Energy's filing states that, in September 2014, the IRS Appeals Office has returned these tax periods to IRS Examination Division to be placed into suspense pending resolution of the above-referenced tax periods. The disputed issues in these audit periods are similar to the issues remaining in the above-referenced dispute.

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
19. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the indenture governing the 7.875% Senior Notes due December 2021, certain existing and future 100% owned domestic subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
March 31, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$19,853	$313,388	$5,249	$—	$338,490
Restricted cash and cash equivalents	10,508	725,383	101,737	—	837,628
Residential loans at amortized cost, net	13,073	7,716	1,268,109	—	1,288,898
Residential loans at fair value	—	11,636,925	567,912	—	12,204,837
Receivables, net	29,721	194,570	24,087	—	248,378
Servicer and protective advances, net	—	457,343	1,123,386	32,259	1,612,988
Servicing rights, net	—	1,693,982	—	—	1,693,982
Goodwill	—	575,468	—	—	575,468
Intangible assets, net	—	93,517	6,066	—	99,583
Premises and equipment, net	172	115,665	—	—	115,837
Other assets	53,741	196,008	42,329	—	292,078
Due from affiliates, net	679,171	—	—	(679,171)	—
Investments in consolidated subsidiaries and VIEs	2,626,338	23,974	—	(2,650,312)	—
Total assets	$3,432,577	$16,033,939	$3,138,875	$(3,297,224)	$19,308,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$51,446	$612,593	$14,423	$(9,149)	$669,313
Servicer payables	—	695,299	—	—	695,299
Servicing advance liabilities	—	194,112	1,090,692	—	1,284,804
Warehouse borrowings	—	1,187,543	—	—	1,187,543
Excess servicing spread liability at fair value	—	63,349	—	—	63,349
Corporate debt	2,265,222	1,609	—	—	2,266,831
Mortgage-backed debt	—	—	1,706,367	—	1,706,367
HMBS related obligations at fair value	—	10,304,384	—	—	10,304,384
Deferred tax liability, net	66,948	11,544	2,788	36	81,316
Obligation to fund Non-Guarantor VIEs	—	35,304	—	(35,304)	—
Due to affiliates, net	—	578,801	100,370	(679,171)	—
Total liabilities	2,383,616	13,684,538	2,914,640	(723,588)	18,259,206

Stockholders' equity:
Total stockholders' equity	1,048,961	2,349,401	224,235	(2,573,636)	1,048,961
Total liabilities and stockholders' equity	$3,432,577	$16,033,939	$3,138,875	$(3,297,224)	$19,308,167

Condensed Consolidating Balance Sheet
December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$3,162	$311,810	$5,203	$—	$320,175
Restricted cash and cash equivalents	10,507	617,774	104,734	—	733,015
Residential loans at amortized cost, net	13,302	8,456	1,292,781	—	1,314,539
Residential loans at fair value	—	11,246,197	586,433	—	11,832,630
Receivables, net	16,363	172,579	26,687	—	215,629
Servicer and protective advances, net	—	527,758	1,192,473	40,851	1,761,082
Servicing rights, net	—	1,730,216	—	—	1,730,216
Goodwill	—	575,468	—	—	575,468
Intangible assets, net	—	97,248	6,255	—	103,503
Premises and equipment, net	157	124,769	—	—	124,926
Other assets	69,780	164,815	46,199	—	280,794
Due from affiliates, net	697,979	—	—	(697,979)	—
Investments in consolidated subsidiaries and VIEs	2,641,527	15,756	—	(2,657,283)	—
Total assets	$3,452,777	$15,592,846	$3,260,765	$(3,314,411)	$18,991,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$42,076	$616,445	$14,294	$(8,986)	$663,829
Servicer payables	—	584,567	—	—	584,567
Servicing advance liabilities	—	205,628	1,160,257	—	1,365,885
Warehouse borrowings	—	1,176,956	—	—	1,176,956
Excess servicing spread liability at fair value	—	66,311	—	—	66,311
Corporate debt	2,265,668	2,131	—	—	2,267,799
Mortgage-backed debt	—	—	1,751,459	—	1,751,459
HMBS related obligations at fair value	—	9,951,895	—	—	9,951,895
Deferred tax liability, net	68,374	15,353	2,869	21	86,617
Obligation to fund Non-Guarantor VIEs	—	32,902	—	(32,902)	—
Due to affiliates, net	—	583,331	114,648	(697,979)	—
Total liabilities	2,376,118	13,235,519	3,043,527	(739,846)	17,915,318

Stockholders' equity:
Total stockholders' equity	1,076,659	2,357,327	217,238	(2,574,565)	1,076,659
Total liabilities and stockholders' equity	$3,452,777	$15,592,846	$3,260,765	$(3,314,411)	$18,991,977

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$95,053	$56	$(4,222)	$90,887
Net gains on sales of loans	—	125,227	—	—	125,227
Interest income on loans	260	62	31,619	—	31,941
Net fair value gains on reverse loans and related HMBS obligations	—	30,774		—	30,774
Insurance revenue	—	12,922	1,422	(213)	14,131
Other revenues	2,978	15,625	18,877	(19,583)	17,897
Total revenues	3,238	279,663	51,974	(24,018)	310,857

EXPENSES
Salaries and benefits	5,113	142,061	54	—	147,228
General and administrative	8,652	129,111	5,715	(14,831)	128,647
Interest expense	36,734	10,944	27,951	(758)	74,871
Depreciation and amortization	30	16,413	189	—	16,632
Corporate allocations	(12,744)	12,744	—	—	—
Other expenses, net	273	930	2,844	—	4,047
Total expenses	38,058	312,203	36,753	(15,589)	371,425

OTHER GAINS (LOSSES)
Other net fair value losses	—	(234)	(638)	—	(872)
Other	11,762	—	—	—	11,762
Total other gains (losses)	11,762	(234)	(638)	—	10,890

Income (loss) before income taxes	(23,058)	(32,774)	14,583	(8,429)	(49,678)
Income tax expense (benefit)	(4,892)	(11,478)	1,068	(3,368)	(18,670)
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(18,166)	(21,296)	13,515	(5,061)	(31,008)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(12,842)	5,823	—	7,019	—
Net income (loss)	$(31,008)	$(15,473)	$13,515	$1,958	$(31,008)

Comprehensive income (loss)	$(30,981)	$(15,473)	$13,515	$1,958	$(30,981)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$177,351	$23	$(4,582)	$172,792
Net gains on sales of loans	—	104,034	—	—	104,034
Interest income on loans	159	177	34,086	—	34,422
Net fair value gains on reverse loans and related HMBS obligations	—	17,236	—	—	17,236
Insurance revenue	—	21,938	1,450	—	23,388
Other revenues	269	17,582	4,792	(4,567)	18,076
Total revenues	428	338,318	40,351	(9,149)	369,948

EXPENSES
Salaries and benefits	1,268	134,629	—	—	135,897
General and administrative	11,421	100,875	6,780	(10,211)	108,865
Interest expense	36,441	17,425	20,983	—	74,849
Depreciation and amortization	30	18,413	201	—	18,644
Corporate allocations	(10,943)	10,943	—	—	—
Other expenses, net	167	346	(288)		225
Total expenses	38,384	282,631	27,676	(10,211)	338,480

OTHER LOSSES
Other net fair value losses	(48)	(411)	(2,044)	—	(2,503)
Total other losses	(48)	(411)	(2,044)	—	(2,503)

Income (loss) before income taxes	(38,004)	55,276	10,631	1,062	28,965
Income tax expense (benefit)	(10,480)	20,063	1,544	461	11,588
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(27,524)	35,213	9,087	601	17,377
Equity in earnings (loss) of consolidated subsidiaries and VIEs	44,901	(1,524)	—	(43,377)	—
Net income	$17,377	$33,689	$9,087	$(42,776)	$17,377

Comprehensive income	$17,381	$33,689	$9,083	$(42,772)	$17,381

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(28,684)	$57,882	$91,852	$—	$121,050

Investing activities
Purchases and originations of reverse loans held for investment	—	(428,350)	—	—	(428,350)
Principal payments received on reverse loans held for investment	—	152,195	—	—	152,195
Principal payments received on mortgage loans held for investment	336	—	41,091	—	41,427
Payments received on charged-off loans held for investment	—	6,372	—	—	6,372
Payments received on receivables related to Non-Residual Trusts	—	—	2,020	—	2,020
Cash proceeds from sales of real estate owned, net	(5)	15,195	2,521	—	17,711
Purchases of premises and equipment	(45)	(3,641)	—	—	(3,686)
Decrease (increase) in restricted cash and cash equivalents	(1)	1,223	(980)	—	242
Payments for acquisitions of businesses, net of cash acquired	—	(2,809)	—	—	(2,809)
Acquisitions of servicing rights	—	(53,919)	—	—	(53,919)
Proceeds from sale of investment	14,376	—	—	—	14,376
Proceeds from sale of servicing rights	—	543	—	—	543
Capital contributions to subsidiaries and VIEs	(4,211)	(3,082)	—	7,293	—
Returns of capital from subsidiaries and VIEs	8,067	4,397	—	(12,464)	—
Change in due from affiliates	17,981	13,612	(14,440)	(17,153)	—
Other	11,662	893	—	—	12,555
Cash flows provided by (used in) investing activities	48,160	(297,371)	30,212	(22,324)	(241,323)

Financing activities
Payments on corporate debt	(3,750)	(522)	—	—	(4,272)
Proceeds from securitizations of reverse loans	—	457,448	—	—	457,448
Payments on HMBS related obligations	—	(195,783)	—	—	(195,783)
Issuances of servicing advance liabilities	—	56,730	118,995	—	175,725
Payments on servicing advance liabilities	—	(68,246)	(188,560)	—	(256,806)
Net change in warehouse borrowings related to mortgage loans	—	29,235	—	—	29,235
Net change in warehouse borrowings related to reverse loans	—	(18,648)	—	—	(18,648)
Payments on excess servicing spread liability	—	(2,199)	—	—	(2,199)
Other debt issuance costs paid	—	(1,462)	(156)	—	(1,618)
Payments on mortgage-backed debt	—	—	(45,050)	—	(45,050)
Capital contributions	—	4,135	3,158	(7,293)	—
Capital distributions	—	(1,479)	(10,985)	12,464	—
Change in due to affiliates	827	(18,142)	162	17,153	—
Other	138	—	418	—	556
Cash flows provided by (used in) financing activities	(2,785)	241,067	(122,018)	22,324	138,588

Net increase (decrease) in cash and cash equivalents	16,691	1,578	46	—	18,315
Cash and cash equivalents at the beginning of the period	3,162	311,810	5,203	—	320,175
Cash and cash equivalents at the end of the period	$19,853	$313,388	$5,249	$—	$338,490

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$8,231	$420,654	$(21,473)	$140	$407,552

Investing activities
Purchases and originations of reverse loans held for investment	—	(323,132)	—	—	(323,132)
Principal payments received on reverse loans held for investment	—	100,729	—	—	100,729
Principal payments received on mortgage loans held for investment	26	19	38,725	—	38,770
Payments received on receivables related to Non-Residual Trusts	—	—	3,230	—	3,230
Cash proceeds from sales of real estate owned, net	45	6,668	4,723	—	11,436
Purchases of premises and equipment	—	(4,524)	—	—	(4,524)
Decrease (increase) in restricted cash and cash equivalents	(752)	5,939	(484)	—	4,703
Payments for acquisitions of businesses, net of cash acquired	—	(41,912)	—	—	(41,912)
Acquisitions of servicing rights	—	8,843	—	—	8,843
Capital contributions to subsidiaries and VIEs	(101)	(57)	—	158	—
Returns of capital from subsidiaries and VIEs	6,947	2,286	—	(9,233)	—
Change in due from affiliates	(67,537)	(14,952)	(17,849)	100,338	—
Other	—	(450)	—	—	(450)
Cash flows provided by (used in) investing activities	(61,372)	(260,543)	28,345	91,263	(202,307)

Financing activities
Payments on corporate debt	(3,750)	(823)	—	—	(4,573)
Proceeds from securitizations of reverse loans	—	445,046	—	—	445,046
Payments on HMBS related obligations	—	(117,731)	—	—	(117,731)
Issuances of servicing advance liabilities	—	222,594	40,276	—	262,870
Payments on servicing advance liabilities	—	(227,183)	(10,506)	—	(237,689)
Net change in warehouse borrowings related to mortgage loans	—	(361,909)	—	—	(361,909)
Net change in warehouse borrowings related to reverse loans	—	(72,339)	—	—	(72,339)
Other debt issuance costs paid	—	(5,278)	—	—	(5,278)
Payments on mortgage-backed debt	—	—	(45,488)	—	(45,488)
Capital contributions	—	30	128	(158)	—
Capital distributions	—	(39)	(9,194)	9,233	—
Change in due to affiliates	(2,354)	84,900	17,932	(100,478)	—
Other	5,666	(3,001)	—	—	2,665
Cash flows used in financing activities	(438)	(35,733)	(6,852)	(91,403)	(134,426)

Net increase (decrease) in cash and cash equivalents	(53,579)	124,378	20	—	70,819
Cash and cash equivalents at the beginning of the period	100,009	388,644	3,232	—	491,885
Cash and cash equivalents at the end of the period	$46,430	$513,022	$3,252	$—	$562,704

20. Subsequent Events
On April 27, 2015, the Company sold its residual interests in seven of the Residual Trusts and received $189.5 million in cash proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms "Walter Investment," the "Company," "we," "us," and "our" as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that Annual Report on Form 10-K. Historical results and trends discussed herein and therein may not be indicative of future operations, particularly in light of regulatory developments. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, reflect management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors. We use certain acronyms and terms throughout this Quarterly Report on Form 10-Q that are defined under "Glossary of Terms" in this Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Our website can be found at www.walterinvestment.com. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on “Investor Relations” and then click on "SEC Filings." We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Ethics, our Corporate Governance Guidelines, and charters for our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, and Compliance Committee. In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1, “Legal Proceedings,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014, under the caption “Risk Factors,” in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC.
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

•	increased scrutiny and potential enforcement actions by federal and state agencies;

•
the substantial resources (including senior management time and attention) we devote to, and the significant compliance costs we incur in connection with, regulatory compliance and regulatory examinations and inquiries, and any consumer redress, fines, penalties or similar payments we make in connection with resolving such matters;

•
uncertainties relating to interest curtailment obligations and any related financial and litigation exposure (including exposure relating to false claims or relating to a pending investigation by the Department of Justice and the HUD Office of Inspector General);

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

•	our ability to comply with the servicing standards required by the National Mortgage Settlement;

•	our ability to comply with the terms of the stipulated order resolving allegations arising from an FTC and CFPB investigation of Green Tree Servicing;

•	operational risks inherent in the mortgage servicing business, including reputational risk;

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

•	our ability to realize all anticipated benefits of past, pending or potential future acquisitions or joint venture investments;

•	the effects of competition on our existing and potential future business, including the impact of competitors with greater financial resources and broader scopes of operation;

•	changes in interest rates and the effectiveness of any hedge we may employ against such changes;

•
risks and potential costs associated with technology and cybersecurity, including the risks of technology failures and of cyber-attacks against us or our vendors, our ability to adequately respond to actual or alleged cyber-attacks and our ability to implement adequate internal security measures and protect confidential borrower information;

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
All of the above factors, risks and uncertainties are difficult to predict and reflect uncertainties that may materially affect actual results and may be beyond our control. New factors, risks and uncertainties emerge from time to time, and it is not possible for our management to predict all such factors, risks and uncertainties.
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
In addition, this report may contain statements of opinion or belief concerning market conditions and similar matters. In certain instances, those opinions and beliefs could be based upon general observations by members of our management, anecdotal evidence and/or our experience in the conduct of our business, without specific investigation or statistical analyses. Therefore, while such statements reflect our view of the industries and markets in which we are involved, they should not be viewed as reflecting verifiable views that are necessarily shared by all who are involved in those industries or markets.
Executive Summary
The Company
We are a diversified mortgage banking firm focused primarily on the servicing and origination of residential loans, including reverse loans. We service a wide array of loans across the credit spectrum for our own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. We originate and purchase residential loans that we predominantly sell to GSEs and government entities through our consumer and correspondent lending channels. In addition, we operate several other complementary businesses which include managing a portfolio of credit-challenged, non-conforming residential mortgage loans; an insurance agency serving borrowers and credit owners of our servicing portfolio; a post charge-off collection agency; and an asset management business through our SEC registered investment advisor. These supplemental businesses allow us to leverage our core servicing capabilities and consumer base to generate complementary revenue streams.
At March 31, 2015, we serviced 2.3 million residential loans with an unpaid principal balance of $255.1 billion and we have been one of the 10 largest residential loan servicers in the U.S for the past two years according to Inside Mortgage Finance. Our originations business originated $5.5 billion in mortgage loan volume during the first three months of 2015 ranking it in the top 20 originators nationally according to Inside Mortgage Finance. Our reverse mortgage business is a leading integrated franchise in the reverse mortgage sector and according to an industry source, was the top issuer of HMBS during 2014.
During the three months ended March 31, 2015, we added to the unpaid principal balance of our mortgage loan servicing portfolio with $3.4 billion in servicing right acquisitions, $174.4 million in sub-servicing contracts and $3.8 billion in servicing rights capitalized upon sales of mortgage loans. In the same period of 2015, we originated and purchased $410.9 million in reverse mortgage volume and issued $413.0 million in HMBS. In addition, our servicing portfolio was reduced by $9.3 billion of unpaid principal balance in payoffs and sales during the quarter. Our mortgage loan and reverse mortgage originations businesses allows us to replenish our servicing portfolio.
During the three months ended March 31, 2015, we took steps to simplify our business and reorganized our reportable segments to align with our changes in the management reporting structure. As a result of this reorganization, we modified the Servicing segment by combining the Asset Receivables Management, Insurance, and Loans and Residuals businesses into the Servicing segment. We believe the changes in our reportable business segments reflect the way management, under its new reporting structure, monitors performance, aligns strategies and allocates resources in the current environment, while altogether improving efficiencies. Refer to the Business Segment Results section below for additional information on this change. Due to the change, we now manage our Company in three reportable segments: Servicing, Originations, and Reverse Mortgage. A description of the business conducted by each of these segments is provided below:
Servicing — Our Servicing segment consists of operations that perform servicing for third-party credit owners of mortgage loans for a fee and the Company’s own mortgage loan portfolio. The Servicing segment also operates complementary businesses consisting of an insurance agency serving residential loan borrowers and credit owners and a collections agency which performs collections of post charge-off deficiency balances for third parties and the Company. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.
Originations — Our Originations segment consists of operations that purchase and originate mortgage loans that are sold to third parties.
Reverse Mortgage — Our Reverse Mortgage segment consists of operations that purchase and originate HECMs that are securitized, but remain on the consolidated balance sheet as collateral for secured borrowings. This segment performs servicing for third-party credit owners and the Company and provides other complementary services for the reverse mortgage market, such as real estate owned property management and disposition.
Other — Our Other non-reportable segment primarily consists of the assets and liabilities of the Non-Residual Trusts, corporate debt and our asset management business, which we operate through GTIM.
Overview
Our profitability is dependent on our ability to generate revenue, primarily from our servicing and originations businesses. Our Servicing segment revenue is primarily impacted by the size and mix of our capitalized servicing and sub-servicing portfolios and is generated through servicing of mortgage loans for clients and/or credit owners. Net servicing revenue and fees includes the change in fair value of servicing rights carried at fair value and the amortization of all other servicing rights. Our servicing fee income generation is influenced by the level and timing of purchases and sales of servicing rights. Our Originations segment revenue, which is primarily gains on sales of loans, is impacted by interest rates and the volume of loans locked as well as the margins earned in our various origination channels. Gains on sales of loans are impacted by interest rate conditions and the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by new origination reverse loan volume, draws on existing reverse loans and the fair value of reverse loans and HMBS.
Our results of operations are also affected by expenses such as salaries and benefits, occupancy, legal and professional fees, other operating expenses, including the provision for uncollectible advances, and interest expense. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.
Financial Highlights
Total revenues for the three months ended March 31, 2015 were $310.9 million, which represented a decline of $59.1 million, or 16%, as compared to the same period of 2014. The decrease in revenue reflects an $81.9 million decrease in net servicing revenue and fees, primarily driven by an $81.6 million greater fair value charge for servicing rights; an increase of $21.2 million in net gains on sales of loans; and higher net fair value gains on reverse loans and related HMBS obligations of $13.5 million. We incurred losses on our servicing rights carried at fair value primarily as a result of a declining interest rate environment and higher realization of expected cash flows. We had higher net gains on sales of loans due primarily to a higher total volume of locked loans driven by a low interest rate environment, offset partially by a shift in volume from the higher margin retention channel to the lower margin correspondent channel. We had higher net fair value gains on reverse loans and related HMBS obligations primarily as a result of the tightening of spreads between reverse loans and HMBS related obligations resulting from changes in market pricing for HECMs and HMBS. Total expenses for the three months ended March 31, 2015 were $371.4 million, which represented an increase of $32.9 million, or 10%, as compared to the same period of 2014.
Income tax expense (benefit) for the three months ended March 31, 2015 was $(18.7) million, which represented a decrease of $30.3 million, or 261%, as compared to the same period of 2014, due primarily to the decrease in income before taxes to a loss before taxes.

Our cash flows provided by operating activities were $121.1 million during the three months ended March 31, 2015. We finished the three months ended March 31, 2015 with $338.5 million in cash and cash equivalents. Our operating cash flows decreased by $286.5 million during the three months ended March 31, 2015 as compared to the same period in 2014 primarily as a result of a lower volume of loans sold in relation to originated loans, partially offset by higher collections of servicer and protective advances.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures period over period. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.
Market Opportunity and Strategy
We continue to pursue opportunities to bolster our servicing portfolio through acquisitions of servicing rights and entering into sub-servicing contracts, while also using our originations platform to refinance and retain loans in our current servicing portfolio as well as to generate new loans for servicing. To the extent we pursue large servicing right acquisitions, we will seek to partner with WCO and other external capital partners. Based on our discussions with market sources and potential counterparties, we believe that banking organizations as well as non-bank mortgage origination companies continue to be interested in transferring substantial volumes of servicing rights and responsibilities to servicers such as ourselves as they focus on their “core” client base and downsize servicing for non-core clients. The market for bulk transfers of servicing rights has undergone a heightened level of scrutiny as GSEs and federal and state government agencies have been reviewing the industry’s experience over the last several years with large volumes of servicing transfers. We expect this environment of enhanced oversight to continue as best-in-class protocols for servicing standards are developed and the market adjusts to the significant changes in servicing market share. We believe we are well positioned to grow our portfolio over time and that our ability to add to our servicing portfolio through transfers will be driven by our scale; our compliance with regulatory and contractual servicing standards; our track record of successful transfers; and our access to capital. Our strategy includes access to capital to be provided by WCO and other capital partners. Growth of our portfolio and the timing of such growth are somewhat dependent on our planned contribution of Marix to WCO and WCO’s successful execution of purchases of servicing rights for which we will sub-service. We may also seek to enter into additional excess spread transactions with WCO.
From time to time, we may look to selectively grow and add to our complementary businesses which leverage our core servicing portfolio and platform. In addition, we have opportunistically monetized non-core assets where we have found value for the business overall, such as with the sale in April 2015 of the residual interests in seven of the Residual Trusts as described in Recent Developments and the sale of an equity method investment during the quarter ended March 31, 2015 described in Business Segment Results. Further, on March 10, 2015, we entered into a non-binding indicative term sheet with a prospective purchaser in connection with the potential sale of substantially all of our insurance business to such purchaser. There can be no assurance this potential sale will be consummated. In 2015 we will re-brand our mortgage loan business by consolidating Ditech and Green Tree Servicing into one legal entity with one brand, Ditech, a Walter Company. This consolidation will allow for greater focus on our consumers and will enhance brand recognition as mortgage loans originated by Ditech will be serviced by the same brand which will simplify the process for the consumer and, in turn, improve quality and provide us with greater opportunities to cross-sell. The consolidation will also enable us to better leverage our resources and talent across the businesses and drive operational efficiencies. In addition, we have already taken actions in 2015 to improve efficiency, and have additional plans in place to capture further opportunities for enhanced benefits from shared services and accelerating our automation efforts. These actions in conjunction with the combination of Ditech and Green Tree Servicing are estimated to provide at least $75 million in annual cost savings, with approximately $60 million expected to be realized in 2015. One time costs associated with the implementation of these initiatives are not expected to exceed $15 million.
Recent Developments
On April 27, 2015, for an aggregate cash price of $189.5 million, we sold all of our residual interests in the Sold Residual Trusts. In connection with the sale, Green Tree Servicing also (i) entered into a servicing side letter with the purchaser of the residual interests, which provides, among other things, that Green Tree Servicing shall continue to perform certain resale activities with respect to the accounts backing the Sold Residual Trusts for a specified servicing fee and (ii) agreed to indemnify the purchaser for certain claims relating to such sale.
On May 6, 2015, the Board of Directors of the Company authorized the Company to repurchase up to $50.0 million aggregate amount of shares of the Company’s common stock, during the period beginning on May 11, 2015 and ending on May 31, 2016. Repurchases may be made from time to time in the Company’s discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions. The share repurchase program may be extended, suspended or discontinued at any time without notice.

Regulatory Developments
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
On March 25, 2015, the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators proposed a set of prudential regulatory standards that would apply to all non-bank mortgage servicers licensed by and operating in any U.S. state. The standards address capital, liquidity, risk management, data standards, data protection, corporate governance, servicing transfer requirements and change of control requirements. The proposal is open for a 90 day public comment period that commenced on March 25, 2015.
On September 3, 2013, HUD announced that all HECM lenders would be required to perform a new financial assessment on all prospective HECM borrowers. The effective date for compliance with this requirement was originally January 13, 2014; however, on December 20, 2013, HUD announced that it was updating the requirements and delaying the implementation date. Based on public comments, HUD issued revised financial assessment requirements on November 10, 2014. As part of the financial assessment, the lender must evaluate borrowers’ willingness and capacity to meet their financial obligations and comply with the reverse mortgage requirements. Key components of the financial assessment include a credit history and property charge payment history analysis, a cash flow/residual income analysis, and an analysis of compensating factors and extenuating circumstances to determine if the applicant is eligible for a HECM loan. The new effective date of financial assessment requirements was expected to be March 2, 2015; however, on February 12, 2015, HUD delayed the effective date to ensure system enhancements required to support these changes are in place. On February 26, 2015, HUD announced that the effective date for the financial assessment requirements would be April 27, 2015, and such requirements became effective on such date.
Additional Information
See our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information about the regulatory framework under which we operate.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands)

	For the Three Months Ended March 31,		Variance
	2015	2014	$	%
REVENUES
Net servicing revenue and fees	$90,887	$172,792	$(81,905)	(47)%
Net gains on sales of loans	125,227	104,034	21,193	20%
Interest income on loans	31,941	34,422	(2,481)	(7)%
Net fair value gains on reverse loans and related HMBS obligations	30,774	17,236	13,538	79%
Insurance revenue	14,131	23,388	(9,257)	(40)%
Other revenues	17,897	18,076	(179)	(1)%
Total revenues	310,857	369,948	(59,091)	(16)%

EXPENSES
Salaries and benefits	147,228	135,897	11,331	8%
General and administrative	128,647	108,865	19,782	18%
Interest expense	74,871	74,849	22	—%
Depreciation and amortization	16,632	18,644	(2,012)	(11)%
Other expenses, net	4,047	225	3,822	n/m
Total expenses	371,425	338,480	32,945	10%

OTHER GAINS (LOSSES)
Other net fair value losses	(872)	(2,503)	1,631	(65)%
Other	11,762	—	11,762	n/m
Total other gains (losses)	10,890	(2,503)	13,393	(535)%

Income (loss) before income taxes	(49,678)	28,965	(78,643)	(272)%
Income tax expense (benefit)	(18,670)	11,588	(30,258)	(261)%
Net income (loss)	$(31,008)	$17,377	$(48,385)	(278)%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2015	2014	$	%
Servicing fees	$171,732	$166,033	$5,699	3%
Incentive and performance fees	31,738	42,857	(11,119)	(26)%
Ancillary and other fees	25,483	22,653	2,830	12%
Servicing revenue and fees	228,953	231,543	(2,590)	(1)%
Changes in valuation inputs or other assumptions(1)	(74,534)	(25,618)	(48,916)	191%
Other changes in fair value (2)	(54,701)	(22,016)	(32,685)	148%
Change in fair value of servicing rights	(129,235)	(47,634)	(81,601)	171%
Amortization of servicing rights	(7,013)	(11,117)	4,104	(37)%
Change in fair value of excess servicing spread liability (3)	(1,818)	—	(1,818)	n/m
Net servicing revenue and fees	$90,887	$172,792	$(81,905)	(47)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)	Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $2.6 million for the three months ended March 31, 2015.
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
Servicing fees increased $5.7 million for the three months ended March 31, 2015 as compared to the same period of 2014 due primarily to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by normal run-off of the servicing portfolio. Incentive and performance fees decreased $11.1 million for the three months ended March 31, 2015 as compared to the same period of 2014 due primarily to lower modification fees and fees earned under HAMP, partially offset by higher real estate owned management fees. Refer to the Servicing segment section of our Business Segment Results for additional information on the changes in fair value relating to servicing rights and our excess servicing spread liability.
Net Gains on Sales of Loans
Net gains on sales of loans include gains on sales of loans held for sale, fair value adjustments on loans held for sale, IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans increased $21.2 million for the three months ended March 31, 2015 as compared to the same period of 2014 due primarily to a higher total volume of locked loans driven by a low interest rate environment, offset partially by a shift in volume from the higher margin retention channel to the lower margin correspondent channel.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. We have had no material acquisitions of such loans in the last several years, thus this portfolio is largely in runoff. Interest income decreased $2.5 million for the three months ended March 31, 2015 as compared to the same period of 2014 primarily due to a decrease in the average residential loan balances outstanding and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.

Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014	Variance
Residential loans at amortized cost
Interest income	$31,941	$34,422	$(2,481)
Average balance (1)	1,312,065	1,399,860	(87,795)
Annualized average yield	9.74%	9.84%	(0.10)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning and end of each quarter during the period.
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Net fair value gains on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or no longer in securitization pools, net of interest expense on HMBS related obligations and the change in fair value of these assets and liabilities. Included in the change in fair value are gains due to loan originations which include "tails." Tails are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit, interest, servicing fees, and mortgage insurance premiums. Economic gains result from the pricing of an aggregated pool of loans exceeding the cost of the origination or acquisition of the loan as well as the change in fair value resulting from changes to market pricing on HECMs and HMBS. No gain or loss is recognized upon securitization of reverse loans as these transactions are accounted for as secured borrowings. Refer to the Reverse Mortgage segment discussion under our Business Segment Results section below for additional information including a detailed breakout of the components of net fair value gains on reverse loans and related HMBS obligations.
Net fair value gains on reverse loans and related HMBS obligations increased by $13.5 million during the three months ended March 31, 2015 as compared to the same period of 2014 primarily due to the tightening of spreads between reverse loans and HMBS related obligations resulting from changes in market pricing for HECMs and HMBS.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $9.3 million for the three months ended March 31, 2015 as compared to the same period of 2014 due primarily to a decrease in commissions earned related to lender-placed insurance policies resulting from regulatory changes and runoff of existing portfolios. Due to recent regulatory developments surrounding lender-placed insurance policies that became effective in June 2014, our sales commissions related to lender-placed insurance policies began to decrease in June 2014.
Other Revenues
Other revenues consist primarily of origination fee income, income associated with our beneficial interests in servicing assets, and the change in fair value of charged-off loans. Other revenues remained flat for the three months ended March 31, 2015 as compared to the same period of 2014. Other revenue increased by a $6.0 million gain in fair value on charged-off loans acquired in the second quarter of 2014 and a $3.2 million increase in other interest income. These increases were offset by $7.4 million in lower beneficial interest income related to servicing assets and $1.3 million in lower origination fee income resulting primarily from lower fees charged to new reverse loan borrowers. Origination fee income was $4.6 million and $5.9 million for the three months ended March 31, 2015 and 2014, respectively.
Salaries and Benefits
Salaries and benefits increased $11.3 million for the three months ended March 31, 2015 as compared to the same period of 2014 primarily due to higher accruals for incentive pay largely resulting from a higher volume of loans funded.
General and Administrative
General and administrative expenses increased $19.8 million for the three months ended March 31, 2015 as compared to the same period of 2014 due primarily to $14.3 million related to regulatory developments which led to additional charges around curtailable events and to accrual adjustments associated with legal and regulatory matters outside of the normal course of business related to the Reverse Mortgage segment.
Interest Expense
We incur interest expense on our corporate debt, mortgage-backed debt issued by the Residual Trusts, master repurchase agreements and servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense remained relatively flat for the three months ended March 31, 2015 as compared to the same period of 2014. We had an increase in interest expense related to master repurchase agreements, which was partially offset by a decrease in interest expense related to mortgage-backed debt. Interest expense related to master repurchase agreements, which are utilized to fund purchases and originations of mortgage loans and reverse loans, increased primarily as a result of a higher average outstanding balance, which is due to our growing originations business, partially offset by a lower average interest rate. Interest expense related to mortgage-backed debt decreased as a result of a lower average outstanding balance as the portfolio continues to run-off. Refer to the Liquidity and Capital Resources section below for additional information on our debt.
Provided below is a summary of the average balances of our corporate debt, mortgage-backed debt of the Residual Trusts, servicing advance liabilities and master repurchase agreements, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014	Variance
Corporate debt (1)
Interest expense	$36,750	$36,483	$267
Average balance (4)	2,269,144	2,273,276	(4,132)
Annualized average rate	6.48%	6.42%	0.06%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$18,337	$20,303	$(1,966)
Average balance (4)	1,084,710	1,190,043	(105,333)
Annualized average rate	6.76%	6.82%	(0.06)%

Servicing advance liabilities (2)
Interest expense	$10,873	$10,381	$492
Average balance (4)	1,343,368	974,622	368,746
Annualized average rate	3.24%	4.26%	(1.02)%

Master repurchase agreements (3)
Interest expense	$8,911	$7,682	$1,229
Average balance (4)	1,215,318	827,836	387,482
Annualized average rate	2.93%	3.71%	(0.78)%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes, and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Mortgage-backed debt of the Residual Trusts and servicing advance liabilities are held by our Servicing segment.

(3)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(4)
Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value. Average balance for mortgage-backed debt is calculated as the average carrying value at the beginning and end of each quarter during the period.

Depreciation and Amortization
Depreciation and amortization expense consists of amortization of intangible assets other than goodwill and depreciation and amortization of premises and equipment including amortization of capitalized software. Depreciation and amortization declined by $2.0 million for the three months ended March 31, 2015 as compared to the same period of 2014 primarily due to lower amortization of intangible assets acquired through business combinations.

Other Expenses, Net
Included in other expenses, net is primarily the provision for loan losses on our residential loan portfolio accounted for at amortized cost and real estate owned expenses, net. Other expenses, net, increased $3.8 million for the three months ended March 31, 2015 as compared to the same period of 2014 as a result of a higher provision for loan losses of $2.6 million and higher real estate owned expenses of $1.3 million. The increase in the provision for loans losses was due primarily to the reduction in allowance for loan loss requirements taken in the first quarter of 2014, which was due to a decline in loss severities resulting from higher average home selling prices in our markets, and a decrease in the default frequency rate used to calculate the allowance for loan losses based on favorable delinquency trends. Loss severity rates have since leveled out while we continue to experience improved default frequency trends.
Other Net Fair Value Losses
Other net fair value losses consists primarily of fair value gains and losses on the assets and liabilities of the Non-Residual Trusts and fluctuates generally based on changes in prepayment speeds, default rates, loss severity, LIBOR rates and discount rates.
Other Gains
Other gains of $11.8 million for the three months ended March 31, 2015 relate to the sale of an investment accounted for using the equity method.
Income Tax Expense
We calculate income tax expense based on our estimated annual effective tax rate which takes into account all expected ordinary activity for the calendar year. Our effective tax rate will always differ from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses.
Income tax expense decreased $30.3 million for the three months ended March 31, 2015 as compared to the same period of 2014 to an income tax benefit due primarily to the decrease in income before income taxes to a loss before income taxes.
Non-GAAP Financial Measures
We manage our Company in three reportable segments: Servicing, Originations and Reverse Mortgage. We measure the performance of our business segments through the following measures: income (loss) before income taxes, Adjusted Earnings, and Adjusted EBITDA. Management considers Adjusted Earnings and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of our business segments and of the Company as a whole, as well as for allocating capital resources to our segments. Adjusted Earnings and Adjusted EBITDA are utilized by management to assess the underlying operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Adjusted Earnings and Adjusted EBITDA are not presentations made in accordance with GAAP and our use of these measures and terms may vary from other companies in our industry.
Adjusted Earnings is a supplemental metric used by management to evaluate our Company’s underlying key drivers and operating performance of the business. Adjusted Earnings is defined as income (loss) before income taxes plus changes in fair value due to changes in valuation inputs and other assumptions, estimated settlements and costs for certain legal and regulatory matters, goodwill impairment, if any, certain depreciation and amortization costs related to the increased basis in assets (including servicing rights and sub-servicing contracts) acquired within business combination transactions (or step-up depreciation and amortization), transaction and integration costs, share-based compensation expense, non-cash interest expense, the net impact of the Non-Residual Trusts, fair value to cash adjustments for reverse loans, and certain other cash and non-cash adjustments, primarily including certain non-recurring costs. Adjusted Earnings excludes unrealized changes in fair value of MSRs that are based on projections of expected future cash flows and prepayments. Adjusted Earnings includes both cash and non-cash gains from mortgage loan origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Earnings includes cash generated from reverse mortgage origination activities. Adjusted Earnings may from time to time also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors with a supplemental means of evaluating our operating performance.

Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as income (loss) before income taxes, depreciation and amortization, interest expense on corporate debt, amortization of servicing rights and other fair value adjustments, estimated settlements and costs for certain legal and regulatory matters, goodwill impairment, if any, fair value to cash adjustment for reverse loans, non-cash interest income, share-based compensation expense, servicing fee economics, Residual Trusts cash flows, transaction and integration related costs, the net impact of the Non-Residual Trusts and certain other cash and non-cash adjustments primarily including the net provision for the repurchase of loans sold, provision for loan losses and certain non-recurring costs. Adjusted EBITDA includes both cash and non-cash gains from mortgage loan origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.
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

The following tables reconcile Adjusted Earnings and Adjusted EBITDA to loss before income taxes, which we consider to be the most directly comparable GAAP financial measure to Adjusted Earnings and Adjusted EBITDA (in thousands):
Adjusted Earnings

For the Three Months Ended March 31, 2015
Loss before income taxes	$(49,678)
Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	73,771
Curtailment expense (1)	16,074
Step-up depreciation and amortization (2)	14,429
Fair value to cash adjustment for reverse loans (3)	(4,355)
Share-based compensation expense	3,423
Non-cash interest expense	3,319
Other	4,809
Sub-total	111,470
Adjusted Earnings	$61,792
__________

(1)	Represents provision for curtailment expense net of expected third party recoveries.

(2)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(3)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.
Adjusted EBITDA

For the Three Months Ended March 31, 2015
Loss before income taxes	$(49,678)
Adjustments
Amortization of servicing rights and other fair value adjustments	135,485
Interest expense	40,086
Depreciation and amortization	16,632
Curtailment expense (1)	16,074
Fair value to cash adjustment for reverse loans (2)	(4,355)
Share-based compensation expense	3,423
Other	5,029
Sub-total	212,374
Adjusted EBITDA	$162,696
__________

(1)	Represents provision for curtailment expense net of expected third party recoveries.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.
Business Segment Results
During the three months ended March 31, 2015, we took steps to simplify our business and reorganized our reportable segments to align with our changes in the management reporting structure. As a result of this reorganization, we modified the Servicing segment by combining the Asset Receivables Management, Insurance, and Loans and Residuals businesses into the Servicing segment. We also made a change to the composition of indirect costs and depreciation and amortization allocated to the business segments and established an intersegment charge between the Servicing and Originations segments for loan originations associated with our mortgage loan servicing portfolio. We believe the changes in our reportable business segments reflect the way management, under its new reporting structure, monitors performance, aligns strategies and allocates resources in the current environment, while altogether improving efficiencies. Indirect expenses are allocated to our Servicing, Originations, Reverse Mortgage and certain non-reportable segments based on headcount.

We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Refer below for further information on results of operations for our Servicing, Originations and Reverse Mortgage segments. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes, refer to Note 16 in the Notes to Consolidated Financial Statements. We have recast segment operating results of prior periods to reflect the changes addressed above.
Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(50,672)	$41,798	$(13,457)	$(27,347)	$(49,678)

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	73,771	—	—	—	73,771
Curtailment expense	—	—	16,074	—	16,074
Step-up depreciation and amortization	7,044	1,170	1,328	—	9,542
Step-up amortization of sub-servicing rights	4,887	—	—	—	4,887
Fair value to cash adjustment for reverse loans	—	—	(4,355)	—	(4,355)
Share-based compensation expense	2,005	797	536	85	3,423
Non-cash interest expense	755	—	—	2,564	3,319
Other	2,351	528	(1,399)	3,329	4,809
Total adjustments	90,813	2,495	12,184	5,978	111,470
Adjusted Earnings (Loss)	40,141	44,293	(1,273)	(21,369)	61,792

Adjustments
Amortization of servicing rights and other fair value adjustments	56,272	—	555	—	56,827
Interest expense on debt	2,596	—	1	34,170	36,767
Depreciation and amortization	4,429	2,017	640	4	7,090
Other	(318)	403	74	61	220
Total adjustments	62,979	2,420	1,270	34,235	100,904
Adjusted EBITDA	$103,120	$46,713	$(3)	$12,866	$162,696

	For the Three Months Ended March 31, 2014
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$66,376	$14,227	$(9,063)	$(42,575)	$28,965

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	25,618	—	—	—	25,618
Step-up depreciation and amortization	7,151	2,853	1,893	1	11,898
Step-up amortization of sub-servicing rights	8,465	—	—	—	8,465
Fair value to cash adjustment for reverse loans	—	—	4,661	—	4,661
Share-based compensation expense	1,992	777	459	265	3,493
Non-cash interest expense	997	—	—	2,313	3,310
Other	152	2,978	(52)	5,566	8,644
Total adjustments	44,375	6,608	6,961	8,145	66,089
Adjusted Earnings (Loss)	110,751	20,835	(2,102)	(34,430)	95,054

Adjustments
Amortization of servicing rights and other fair value adjustments	23,918	—	750	—	24,668
Interest expense on debt	32	—	10	34,128	34,170
Depreciation and amortization	4,688	1,516	539	3	6,746
Servicing fee economics	9,750	—	—	—	9,750
Other	(3,661)	1,089	1	(16)	(2,587)
Total adjustments	34,727	2,605	1,300	34,115	72,747
Adjusted EBITDA	$145,478	$23,440	$(802)	$(315)	$167,801

Servicing
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2015	2014	$	%
Net servicing revenue and fees
Third parties	$79,481	$165,182	$(85,701)	(52)%
Intercompany	2,346	2,044	302	15%
Total net servicing revenue and fees	81,827	167,226	(85,399)	(51)%
Interest income on loans	31,916	34,422	(2,506)	(7)%
Insurance revenue	14,131	23,388	(9,257)	(40)%
Intersegment retention revenue	8,081	11,988	(3,907)	(33)%
Net losses on sales of loans	(91)	—	(91)	n/m
Other revenues	7,899	8,560	(661)	(8)%
Total revenues	143,763	245,584	(101,821)	(41)%
General and administrative and allocated indirect expenses	80,590	69,072	11,518	17%
Salaries and benefits	69,823	67,279	2,544	4%
Interest expense	29,225	30,716	(1,491)	(5)%
Depreciation and amortization	11,473	11,839	(366)	(3)%
Other expenses, net	3,090	(114)	3,204	n/m
Total expenses	194,201	178,792	15,409	9%
Other net fair value losses	(234)	(416)	182	(44)%
Income (loss) before income taxes	(50,672)	66,376	(117,048)	(176)%

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	73,771	25,618	48,153	188%
Step-up depreciation and amortization	7,044	7,151	(107)	(1)%
Step-up amortization of sub-servicing rights	4,887	8,465	(3,578)	(42)%
Share-based compensation expense	2,005	1,992	13	1%
Non-cash interest expense	755	997	(242)	(24)%
Other	2,351	152	2,199	n/m
Total adjustments	90,813	44,375	46,438	105%
Adjusted Earnings	40,141	110,751	(70,610)	(64)%

Adjustments
Amortization of servicing rights and other fair value adjustments	56,272	23,918	32,354	135%
Depreciation and amortization	4,429	4,688	(259)	(6)%
Interest expense on debt	2,596	32	2,564	n/m
Servicing fee economics	—	9,750	(9,750)	(100)%
Other	(318)	(3,661)	3,343	(91)%
Total adjustments	62,979	34,727	28,252	81%
Adjusted EBITDA	$103,120	$145,478	$(42,358)	(29)%

Mortgage Loan Servicing Portfolio
Our Servicing segment services loans in which we own the servicing right and on behalf of other servicing right or mortgage loan owners, which we refer to as “sub-servicing.” A sub-servicing asset (or liability) is recognized on our consolidated balance sheet when the sub-servicing fee is deemed to be greater (or lower) than adequate compensation for the servicing activities performed by the Company. No sub-servicing asset or liability is recorded if the amounts earned represent adequate compensation. Generally, no servicing asset or liability is recognized when we enter into new sub-servicing contracts; however, previously existing contracts acquired in a business combination may be deemed to provide greater (or lower) than adequate compensation.
Provided below are summaries of the activity in our servicing portfolio associated with our mortgage loan business (dollars in thousands):

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio associated with mortgage loans (1)
Balance at beginning of the period	2,142,689	$234,905,729	1,894,446	$198,828,470
Acquisition of pool of Fannie Mae MSRs	—	—	254,960	27,559,108
Acquisition of EverBank net assets	—	—	72,176	9,756,509
Loan sales with servicing retained	16,626	3,803,663	22,253	1,902,000
Other new business added (2)	14,340	3,541,923	2,259	381,609
Payoffs and sales, net (2) (3)	(69,459)	(8,971,933)	(80,402)	(7,426,309)
Balance at end of the period	2,104,196	233,279,382	2,165,692	231,001,387
On-balance sheet residential loans and real estate owned associated with mortgage loans (4)	55,648	3,146,850	57,244	2,832,503
Total servicing portfolio associated with mortgage loans	2,159,844	$236,426,232	2,222,936	$233,833,890
__________

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

(3)
Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $1.6 billion and $2.2 billion for the three months ended March 31, 2015 and 2014, respectively.

(4)	On-balance sheet residential loans and real estate owned primarily includes assets of the Residual Trusts and Non-Residual Trusts as well as mortgage loans held for sale.
The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, of the total mortgage loan portfolio, was 13.79% for the three months ended March 31, 2015.

The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment. Provided below are summaries of our third-party servicing portfolio and on-balance sheet residential loans and real estate owned, all of which are associated with mortgage loans (dollars in thousands):

	At March 31, 2015
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with mortgage loans
First lien mortgages	1,632,227	$218,982,124	0.24%	9.06%
Second lien mortgages	213,888	6,932,218	0.54%	2.61%
Manufactured housing and other	258,081	7,365,040	1.09%	4.15%
Total accounts serviced for third parties	2,104,196	233,279,382	0.28%	8.72%
On-balance sheet residential loans and real estate owned associated with mortgage loans (2)	55,648	3,146,850		4.50%
Total servicing portfolio associated with mortgage loans	2,159,844	$236,426,232		8.66%

	At December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced associated with mortgage loans
First lien mortgages	1,648,932	$220,011,843	0.23%	9.93%
Second lien mortgages	226,002	7,277,171	0.54%	2.80%
Manufactured housing and other	267,755	7,616,715	1.10%	4.43%
Total accounts serviced for third parties	2,142,689	234,905,729	0.27%	9.53%
On-balance sheet residential loans and real estate owned associated with mortgage loans (2)	56,461	3,175,298		5.07%
Total servicing portfolio associated with mortgage loans	2,199,150	$238,081,027		9.47%
__________

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

(2)	Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees.
The unpaid principal balance associated with first lien mortgage loans within our third-party servicing portfolio decreased $1.0 billion at March 31, 2015 as compared to December 31, 2014. This decrease was primarily due to run-off of the portfolio, partially offset by our originations sales with servicing retained and servicing rights acquisitions. The decrease in the unpaid principal balance of second lien mortgage loans and manufactured housing and other loans within our third-party servicing portfolio of $0.6 billion was primarily due to run-off of the portfolio. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned associated with mortgage loans of $28.4 million can be attributed to portfolio run-off of the assets held by the Residual and Non-Residual Trusts, partially offset by an increase in mortgage loans held for sale of $30.9 million. At March 31, 2015, we had $1.1 billion in unpaid principal balance associated with loans held for sale.
The delinquencies associated with our third-party servicing portfolio as well as our on-balance sheet residential loans and real estate owned associated with mortgage loans decreased at March 31, 2015 as compared to December 31, 2014 primarily due to seasonality.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2015	2014	$	%
Servicing fees	$170,706	$164,860	$5,846	4%
Incentive and performance fees	25,109	38,751	(13,642)	(35)%
Ancillary and other fees	23,523	21,616	1,907	9%
Servicing revenue and fees	219,338	225,227	(5,889)	(3)%
Changes in valuation inputs or other assumptions (1)	(74,534)	(25,618)	(48,916)	191%
Other changes in fair value (2)	(54,701)	(22,016)	(32,685)	148%
Change in fair value of servicing rights	(129,235)	(47,634)	(81,601)	171%
Amortization of servicing rights	(6,458)	(10,367)	3,909	(38)%
Change in fair value of excess servicing spread liability (3)	(1,818)	—	(1,818)	n/m
Net servicing revenue and fees	$81,827	$167,226	$(85,399)	(51)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)	Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $2.6 million for the three months ended March 31, 2015.
Servicing fees increased $5.8 million during the three months ended March 31, 2015 as compared to the same period of 2014 primarily due to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by normal run-off of the servicing portfolio as well as a decrease of $13.1 million related to a benefit recognized during the three months ended March 31, 2014 from the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract. Average loans serviced increased by $34.8 billion, or 17%, for the three months ended March 31, 2015 as compared to the same period of 2014.
Incentive and performance fees include modification fees, fees earned under HAMP and other incentives. Modification fees and fees earned under HAMP decreased $11.9 million for the three months ended March 31, 2015 as compared to the same period of 2014 due primarily to a lower volume of completed modifications and lower fees for maintenance of modified loans under performing status as the underlying loans are no longer eligible for HAMP incentive fees.
Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014	Variance
Average unpaid principal balance of loans serviced (1)	$238,877,151	$204,104,021	$34,773,130
Annualized average servicing fee (2)	0.29%	0.32%	(0.03)%
__________

(1)
Average unpaid principal balance of loans serviced is calculated as the average of the average monthly unpaid principal balances. The average unpaid principal balance presented above includes on-balance sheet loans owned by the Servicing segment for which it does not earn a servicing fee.

(2)	Average servicing fee is calculated by dividing gross servicing fees by the average unpaid principal balance of loans serviced.
The decrease in average servicing fee of 3 basis points for the three months ended March 31, 2015 as compared to the same period of 2014 related primarily to a benefit of $13.1 million recognized during the three months ended March 31, 2014 from the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract.
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

A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	March 31, 2015	December 31, 2014	Variance
Servicing rights at fair value	$1,570,320	$1,599,541	$(29,221)
Unpaid principal balance of accounts serviced	169,295,613	168,832,342	463,271
Inputs and assumptions
Weighted-average remaining life in years	6.2	6.6	(0.4)
Weighted-average stated borrower interest rate on underlying collateral	4.53%	4.65%	(0.12)%
Weighted-average discount rate	9.77%	9.55%	0.22%
Conditional prepayment rate	8.88%	7.87%	1.01%
Conditional default rate	1.63%	2.36%	(0.73)%
Servicing rights carried at fair value predominantly relate to acquisitions completed since January 1, 2013 and servicing rights capitalized as a result of our loan origination activities. The decrease in servicing rights carried at fair value at March 31, 2015 as compared to December 31, 2014 related to a reduction in fair value, partially offset by $27.7 million in servicing rights portfolio acquisitions and $72.3 million in servicing rights capitalized upon sales of loans. The reduction in fair value of these servicing rights during the three months ended March 31, 2015 was attributed to losses of $74.5 million in changes in valuation inputs or other assumptions and losses of $54.7 million in other changes in fair value which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The loss resulting from changes in valuation inputs or other assumptions of $74.5 million during the three months ended March 31, 2015 was due primarily to a higher assumed conditional prepayment rate at March 31, 2015 as compared to December 31, 2014 which resulted primarily from a lower interest rate environment and an increase in the FHFA’s housing price index, along with an increase in discount rates. The decline in the assumed conditional default rate was driven by delinquencies that are lower overall, and accordingly, lower assumed conditional default rates. The weighted-average remaining life in years assumption declined due primarily to increased prepayment speeds related to lower interest rates.
Other changes in fair value above consists of the realization of expected cash flows. The increase in realization of expected cash flows of $32.7 million for the three months ended March 31, 2015 as compared to the same period of 2014 was due primarily to acquisitions of servicing rights, including those from loan origination activities, and faster prepayment speeds than anticipated.
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
A summary of key economic inputs and assumptions used in estimating the fair value of the excess servicing spread liability is presented below (dollars in thousands):

	March 31, 2015	December 31, 2014	Variance
Unpaid principal balance of accounts related to excess servicing spread liability	$22,668,938	$23,465,440	$(796,502)
Excess servicing spread liability at fair value	63,349	66,311	(2,962)
Inputs and assumptions
Weighted-average remaining life in years	6.9	7.3	(0.4)
Discount rate	13.85%	13.60%	0.25%
Conditional prepayment rate	8.60%	7.79%	0.81%
Conditional default rate	0.89%	1.51%	(0.62)%

We made payments of $2.2 million on our excess servicing spread liability during the three months ended March 31, 2015. The change in fair value of our excess servicing spread liability of $1.8 million during the three months ended March 31, 2015 consisted of interest expense of $2.6 million, partially offset by a fair value gain of $0.8 million. The fair value gain resulted primarily from a higher assumed conditional prepayment rate, which relates to a lower interest rate environment, and an increase in the discount rate.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $9.3 million for the three months ended March 31, 2015 as compared to the same period of 2014 due primarily to a decrease in commissions earned related to lender-placed insurance policies resulting from regulatory changes as addressed in the Results of Operations section above and runoff of existing portfolios.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees earned from loan originations completed by the Originations segment that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right. The decline in intersegment retention revenue of $3.9 million during the three months ended March 31, 2015 as compared to the same period of 2014 was due primarily to the decline in funded retention volume for which there was an existing capitalized servicing right.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $11.5 million for the three months ended March 31, 2015 as compared to the same period of 2014 resulting primarily from $3.5 million in expenses relating to the provision on advances and compensating interest, $3.1 million in additional costs to support efficiency and technology related matters, and insignificant variances related to other expenses.
Other Expenses, Net
Included in other expenses, net was primarily the provision for loan losses on our residential loan portfolio accounted for at amortized cost and real estate owned expenses, net. Other expenses, net, increased $3.2 million for the three months ended March 31, 2015 as compared to the same period of 2014 as a result of a higher provision for loan losses of $2.6 million. The increase in the provision for loans losses was due primarily to the reduction in allowance for loan loss requirements taken in the first quarter of 2014, which was due to a decline in loss severities resulting from higher average home selling prices in our markets, and a decrease in the default frequency rate used to calculate the allowance for loan losses based on favorable delinquency trends. Loss severity rates have since leveled out while we continue to experience improved default frequency trends.
Adjusted Earnings
Adjusted Earnings decreased $70.6 million for the three months ended March 31, 2015 as compared to the same period of 2014 primarily due to lower revenues which were largely impacted by higher realization of cash flows, including the effects of accelerated prepayments, of $32.7 million and a decline in incentive and performance fees and insurance revenues and higher expenses, mainly general and administrative and allocated indirect expenses as discussed above.
Adjusted EBITDA
Adjusted EBITDA decreased by $42.4 million for the three months ended March 31, 2015 as compared to the same period of 2014 primarily due to a decline in incentive and performance fees and insurance revenues and higher expenses, mainly general and administrative and allocated indirect expenses as discussed above.

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2015	2014	$	%
Net gains on sales of loans	$125,416	$104,034	$21,382	21%
Other revenues	4,884	5,180	(296)	(6)%
Total revenues	130,300	109,214	21,086	19%
Salaries and benefits	40,595	43,236	(2,641)	(6)%
General and administrative and allocated indirect expenses	28,826	28,561	265	1%
Intersegment retention expense	8,081	11,988	(3,907)	(33)%
Interest expense	7,813	6,833	980	14%
Depreciation and amortization	3,187	4,369	(1,182)	(27)%
Total expenses	88,502	94,987	(6,485)	(7)%
Income before income taxes	41,798	14,227	27,571	194%

Adjustments
Step-up depreciation and amortization	1,170	2,853	(1,683)	(59)%
Share-based compensation expense	797	777	20	3%
Other	528	2,978	(2,450)	(82)%
Total adjustments	2,495	6,608	(4,113)	(62)%
Adjusted Earnings	44,293	20,835	23,458	113%

Adjustments
Depreciation and amortization	2,017	1,516	501	33%
Other	403	1,089	(686)	(63)%
Total adjustments	2,420	2,605	(185)	(7)%
Adjusted EBITDA	$46,713	$23,440	$23,273	99%
The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$4,873,048	$3,650,742	$3,675,542	$1,497,189	$1,467,150	$1,571,523
Retention	1,799,923	1,632,625	1,606,666	1,839,796	1,753,569	1,955,630
Consumer Direct	135,570	98,313	88,705	—	—	—
Retail	122,140	85,862	76,926	32,906	36,490	47,445
Wholesale (2)	—	—	—	194,402	258,091	321,518
Total	$6,930,681	$5,467,542	$5,447,839	$3,564,293	$3,515,300	$3,896,116
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

(2)	We exited the wholesale business in February 2014.

Net Gains on Sales of Loans
Net gains on sales of loans includes realized and unrealized gains and losses on loans, the initial fair value of the capitalized servicing rights upon loan sales, as well as the changes in fair value of our IRLCs and other freestanding derivatives. The amount of net gains on sales of loans is a function of the volume and margin of our originations activity and is impacted by fluctuations in interest rates. A substantial portion of our gain on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes our estimate of the fair value of the servicing right we expect to receive upon sale of the loan. We recognize loan origination costs as incurred, which typically aligns with the date of loan funding for consumer originations and the date of loan purchase for correspondent lending. These expenses are primarily included in general and administrative expenses and salaries and benefits on the consolidated statements of comprehensive income (loss).
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
Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2015	2014	$	%
Realized gains on sales of loans	$61,437	$86,833	$(25,396)	(29)%
Change in unrealized gains (losses) on loans held for sale	1,389	(4,176)	5,565	(133)%
Gains (losses) on interest rate lock commitments (1)	24,483	(1,606)	26,089	n/m
Losses on forward sales commitments (1)	(38,648)	(35,856)	(2,792)	8%
Gains (losses) on MBS purchase commitments (1)	(5,679)	67	(5,746)	n/m
Capitalized servicing rights	72,731	52,613	20,118	38%
Provision for repurchases	(2,025)	(2,186)	161	(7)%
Interest income	11,728	8,345	3,383	41%
Net gains on sales of loans	$125,416	$104,034	$21,382	21%
__________

(1)	Realized losses on freestanding derivatives were $44.2 million and $20.3 million for the three months ended March 31, 2015 and 2014, respectively.

The increase in net gains on sales of loans for the three months ended March 31, 2015 as compared to the same period of 2014 was due primarily to a higher total volume of locked loans, offset partially by a shift in volume from the higher margin retention channel to the lower margin correspondent channel. The periods ended March 31, 2015 and 2014 include the benefit of higher margins from HARP, which is scheduled to expire in December 2015. HARP is a federal program of the U.S. which helps homeowners refinance their mortgage. Our ongoing strategy includes significant efforts to maintain meaningful retention volume. Future margins are expected to be lower than historical HARP margins.
Salaries and Benefits
Salaries and benefits expense decreased $2.6 million for the three months ended March 31, 2015 as compared to the same period of 2014 primarily as a result of the reduction in workforce in order to align the employee base with the scope and scale of current operations which included our exit from the mortgage wholesale channel in 2014, partially offset by higher volume of loans funded during the current period.
Intersegment Retention Expense
Intersegment retention expense relates to fees incurred on loan originations that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right recorded by the Servicing segment. The decline in intersegment retention expense of $3.9 million during the three months ended March 31, 2015 as compared to the same period of 2014 was due primarily to the decline in funded retention volume for which there was an existing capitalized servicing right.

Interest Expense
Interest expense for the Originations segment relates to interest expense incurred on master repurchase agreements, which fluctuates in line with funded volume and cost of debt. Interest expense increased $1.0 million for the three months ended March 31, 2015 as compared to the same period of 2014 as a result of higher average borrowings on master repurchase agreements as a result of a higher volume of loan fundings partially offset by lower average cost of debt.
Adjusted Earnings and Adjusted EBITDA
Adjusted Earnings increased $23.5 million and Adjusted EBITDA increased $23.3 million for the three months ended March 31, 2015 as compared to the same period of 2014 due primarily to higher net gains on sales of loans and lower expenses, mainly a reduction in salaries and benefits and the intersegment retention expense as discussed above.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2015	2014	$	%
Net fair value gains on reverse loans and related HMBS obligations	$30,774	$17,236	$13,538	79%
Net servicing revenue and fees	11,406	7,610	3,796	50%
Net losses on sales of loans	(98)	—	(98)	n/m
Other revenues	1,845	3,022	(1,177)	(39)%
Total revenues	43,927	27,868	16,059	58%
Salaries and benefits	24,540	17,033	7,507	44%
General and administrative and allocated indirect expenses	28,893	16,451	12,442	76%
Depreciation and amortization	1,968	2,432	(464)	(19)%
Interest expense	1,099	859	240	28%
Other expenses, net	884	156	728	467%
Total expenses	57,384	36,931	20,453	55%
Loss before income taxes	(13,457)	(9,063)	(4,394)	48%

Adjustments
Curtailment expense	16,074	—	16,074	n/m
Fair value to cash adjustment for reverse loans	(4,355)	4,661	(9,016)	(193)%
Step-up depreciation and amortization	1,328	1,893	(565)	(30)%
Share-based compensation expense	536	459	77	17%
Other	(1,399)	(52)	(1,347)	n/m
Total adjustments	12,184	6,961	5,223	75%
Adjusted Loss	(1,273)	(2,102)	829	(39)%

Adjustments
Amortization of servicing rights	555	750	(195)	(26)%
Depreciation and amortization	640	539	101	19%
Interest expense on debt	1	10	(9)	(90)%
Other	74	1	73	n/m
Total adjustments	1,270	1,300	(30)	(2)%
Adjusted EBITDA	$(3)	$(802)	$799	(100)%

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

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third party servicing portfolio associated with reverse loans
Balance at beginning of the period	50,196	$8,626,946	44,663	$7,690,304
New business added	2,942	440,625	1,873	195,365
Other additions (1)	—	141,946	—	115,545
Payoffs and sales	(1,408)	(284,149)	(825)	(156,595)
Balance at end of the period	51,730	$8,925,368	45,711	$7,844,619
__________

(1)	Other additions include additions to the principal balance serviced related to interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our servicing portfolio associated with reverse loans (dollars in thousands):

	At March 31, 2015
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse loans	51,730	$8,925,368	0.15%
On-balance sheet residential loans and real estate owned associated with reverse loans	62,478	9,730,392
Total servicing portfolio associated with reverse loans	114,208	$18,655,760

	At December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee
Third-party servicing portfolio associated with reverse loans	50,196	$8,626,946	0.16%
On-balance sheet residential loans and real estate owned associated with reverse loans	60,302	9,404,169
Total servicing portfolio associated with reverse loans	110,498	$18,031,115

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations which are recorded on our consolidated balance sheets (in thousands):

	For the Three Months Ended March 31,		Variance
	2015	2014	$	%
Interest income on reverse loans	$106,280	$96,881	$9,399	10%
Interest expense on HMBS related obligations	(98,536)	(90,560)	(7,976)	9%
Net interest income on reverse loans and HMBS obligations	7,744	6,321	1,423	23%

Change in fair value of reverse loans	16,727	108,528	(91,801)	(85)%
Change in fair value of HMBS related obligations	6,303	(97,613)	103,916	(106)%
Net change in fair value on reverse loans and HMBS related obligations	23,030	10,915	12,115	111%
Net fair value gains on reverse loans and related HMBS obligations	$30,774	$17,236	$13,538	79%
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
Net interest income increased by $1.4 million for the three months ended March 31, 2015 as compared to the same period of 2014, primarily as a result of the growth in both reverse loans and HMBS related obligations. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value increased by $3.1 million primarily as a result of a change in volume from the securitization of lower margin new originations to higher margin tails. Non-cash fair value adjustments included in the change in fair value increased favorably by $9.0 million due to the tightening of spreads between reverse loans and HMBS related obligations resulting from changes in market pricing for HECMs and HMBS.
Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2015	2014	$	%
Funded volume	$410,874	$317,900	$92,974	29%
Securitized volume (1)	413,047	414,706	(1,659)	—%
__________

(1)
Securitized volume includes $95.7 million and $69.5 million of tails securitized for the three months ended March 31, 2015 and 2014, respectively. Tail draws associated with HECMs closed after September 30, 2013, when changes to Initial Disbursement Limits became effective, were $41.3 million and $2.5 million during the same periods, respectively.

Net Servicing Revenue and Fees
Net servicing revenue and fees for the reverse mortgage business consists of contractual servicing fees and ancillary and other fees related to our third-party reverse mortgage portfolio offset by amortization of servicing rights. A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2015	2014	$	%
Servicing fees	$3,372	$3,217	$155	5%
Incentive and performance fees	6,629	4,106	2,523	61%
Ancillary and other fees	1,960	1,037	923	89%
Servicing revenue and fees	11,961	8,360	3,601	43%
Amortization of servicing rights	(555)	(750)	195	(26)%
Net servicing revenue and fees	$11,406	$7,610	$3,796	50%
The growth in net servicing revenue and fees of $3.8 million for the three months ended March 31, 2015 as compared to the same period of 2014 was due primarily to an increase in incentive and performance fees, which are primarily real estate owned management fees. In March 2015, we entered into an agreement with a counterparty to phase down the transition of real estate owned for management until October 1, 2015, at which time all real estate owned that is not subject to a signed purchase and sale agreement is to transition back to the counterparty. Fees associated with this contract approximated 71% and 75% of incentive and performance fees during the quarter ended March 31, 2015 and the year ended December 31, 2014, respectively.
Other Revenues
Other revenues include originations fee income and other miscellaneous income. Other revenues declined by $1.2 million primarily as a result of the decline in origination fee income resulting from lower fees charged to new borrowers.
Salaries and Benefits
Salaries and benefits expense increased $7.5 million for the three months ended March 31, 2015 as compared to the same period of 2014 primarily as a result of a larger headcount due to hiring to support the growth in the retail lending channel. Headcount assigned to our Reverse Mortgage segment increased by approximately 200 full-time employees from 900 at March 31, 2014 to 1,100 at March 31, 2015.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $12.4 million for the three months ended March 31, 2015 as compared to the same period of 2014 resulting primarily from $14.3 million related to regulatory developments during the three months ended March 31, 2015 which led to additional charges around curtailable events and to accrual adjustments associated with legal and regulatory matters outside of the normal course of business partially offset by insignificant variances related to other expenses.
Adjusted Loss and Adjusted EBITDA
Adjusted Loss and Adjusted EBITDA decreased by $0.8 million for the three months ended March 31, 2015 as compared to the same period of 2014. The decrease in these non-GAAP financial measures was due primarily to the growth in cash generated from origination, purchase and securitization of HECMs and net servicing revenue and fees partially offset by higher expenses.
Other Non-Reportable
Revenues for our Other Non-Reportable segment increased $2.0 million for the three months ended March 31, 2015 as compared to the same period of 2014, primarily as a result of the settlement of a receivable that was repaid in conjunction with the sale of an investment accounted for using the equity method, while expenses remained relatively flat. Other gains increased by $13.2 million for the three months ended March 31, 2015 as compared to the same period of 2014 due primarily to an $11.8 million gain on sale of the aforementioned investment.

Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our and our subsidiaries’ cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver, as described under the Corporate Debt section below. At March 31, 2015, our liquidity was $390.5 million. At March 31, 2015, we had contractual obligations, subject to certain conditions, to utilize approximately $66.1 million of this amount to fund acquisitions of servicing rights, including related servicer and protective advances, as well as our remaining capital contribution to WCO.
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
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, regulatory settlements, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next 12 months. We expect to generate adequate cash flows to fund our operations principally from our servicing and origination operations and expect to fund future growth opportunities with capital obtained from available cash on hand and external sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing. Our liquidity outlook assumes the renewal of existing mortgage loan servicing advance facilities and mortgage loan and reverse loan master repurchase agreements. In addition, management from time to time pursues other financing facilities. We may access the capital markets from time to time to augment our liquidity position as our business dictates, which includes our ability to offer and sell securities under our shelf registration statement described below. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.
We have an effective universal shelf registration statement on file with the SEC. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time an indeterminate number of our securities, including common stock, debt securities, preferred stock, warrants and units, having an aggregate initial offering price not to exceed $1.5 billion. This universal shelf registration statement expires on or about January 13, 2018.
Mortgage Loan Servicing Business
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to pay taxes, insurance and foreclosure costs and various other items, referred to as protective advances. Protective advances are required to preserve the collateral underlying the residential loans being serviced. In addition, we advance our own funds to meet contractual payment requirements for credit owners. In the normal course of business, we borrow money from various counterparties who provide us with financing to fund a portion of our mortgage loan related servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Our ability to fund servicing advances is a significant factor that affects our liquidity and we depend upon our ability to secure these types of arrangements on acceptable terms and to renew or replace existing financing facilities as they expire. However there can be no assurance that these facilities will be available to us in the future. The servicing advance financing agreements that support our servicing operations are discussed below.
Servicing Advance Liabilities
Our subsidiaries have servicing advance facilities with several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund servicer and protective advances that are our responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.5 billion at March 31, 2015. The interest rates on these facilities and the Early Advance Reimbursement Agreement are primarily based on LIBOR plus between 1.80% and 4.00% and have various expiration dates through March 2016. Payments on the amounts due under these agreements are paid from proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts. Accordingly, repayment of the facilities and amounts due under the Early Advance Reimbursement Agreement are dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities, with total borrowing capacity of $1.3 billion, are non-recourse to the Company.
Servicing Advance Facilities
One of our subsidiaries is party to a servicer advance financing facility that has a borrowing capacity of $1.2 billion. The facility provides funding for servicer and protective advances made by Green Tree Servicing in connection with its servicing of Fannie Mae and Freddie Mac mortgage loans.
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
At March 31, 2015, we had $1.1 billion outstanding under all servicing advance facilities which have an aggregate capacity of $1.3 billion. The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that a subsidiary maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Our subsidiary was in compliance with these financial covenants at March 31, 2015.
Early Advance Reimbursement Agreement
Green Tree Servicing's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Green Tree Servicing under its Fannie Mae servicing agreements. This agreement was renewed in April 2015 and now expires on March 31, 2016. If not renewed, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At March 31, 2015, we had borrowings of $156.5 million under the Early Advance Reimbursement Agreement which has a capacity of $200.0 million.

Mortgage Loan Originations Business
Master Repurchase Agreements
We utilize master repurchase agreements to support our origination or purchase of mortgage loans. These agreements were entered into by Green Tree Servicing and Ditech. The facilities had an aggregate capacity of $2.4 billion at March 31, 2015. At March 31, 2015, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 2.95% and have various expiration dates through March 2016. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume, however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity includes $1.3 billion of committed funds and $1.1 billion of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Green Tree Servicing and Ditech under the master repurchase agreements are guaranteed by the Company. We had $1.0 billion of short-term borrowings under these master repurchase agreements at March 31, 2015, which included $112.6 million of borrowings utilizing uncommitted funds.
All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. We were in compliance with all financial covenants on warehouse borrowings at March 31, 2015.
Representations and Warranties
In conjunction with our originations business, we provide representations and warranties on loan sales. We sell substantially all of our originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. We sell conventional conforming and government-backed mortgage loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. We also sell non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that the loans sold are in breach of these representations or warranties, we generally have an obligation to either: (i) repurchase the loan for the unpaid principal balance, accrued interest, and related advances or (ii) indemnify the purchaser.
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At March 31, 2015, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $35.7 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through March 31, 2015 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
A rollforward of the liability associated with representations and warranties is included below (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Balance at beginning of the period	$10,959	$9,135
Provision for new sales	2,025	2,186
Change in estimate of existing reserves	(635)	(145)
Net realized losses on repurchases	(217)	—
Balance at end of the period	$12,132	$11,176

A rollforward of loan repurchase requests is included below (dollars in thousands):

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	48	$11,509	10	$2,324
Repurchases and indemnifications	(19)	(3,980)	—	—
Claims initiated	101	21,329	2	280
Rescinded	(37)	(8,155)	(10)	(2,324)
Balance at end of the period	93	$20,703	2	$280

Reverse Mortgage Business
Master Repurchase Agreements
Through RMS we finance the origination or purchase of reverse loans and repurchase of certain HECMs out of Ginnie Mae securitization pools with warehouse facilities under master repurchase agreements. At March 31, 2015, the facilities had an aggregate capacity amount of $245.0 million, which includes $55.0 million of capacity available to repurchase HECMs. The interest rates on the facilities are primarily based on LIBOR plus between 2.38% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through September 2015. These facilities are secured by the underlying asset and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is from proceeds received on the securitization of the underlying reverse loans, claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan origination volume; however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity includes $25.0 million of committed funds and $220.0 million of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate reverse loans or repurchase HECMs, the counterparties have no obligation to fulfill such request. All obligations of RMS under the master repurchase agreements are guaranteed by the Company. We had $147.5 million of short-term borrowings under these master repurchase agreements at March 31, 2015, which included $127.9 million of borrowings utilizing uncommitted funds.
In April 2015, a master repurchase agreement utilized to fund the repurchase of HECMs was terminated. The facility had a capacity of $25.0 million of committed funds and $19.6 million outstanding at March 31, 2015. Borrowings outstanding under this agreement are due and payable in July 2015.
All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. RMS was in compliance with its financial covenants on warehouse borrowings at March 31, 2015.
Reverse Loan Securitizations
We fund reverse loans through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheet as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At March 31, 2015, we had $9.5 billion in unpaid principal balance outstanding on the HMBS related obligations. At March 31, 2015, $9.5 billion of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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

HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 30 days of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. We rely upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of our obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan.
A rollforward of reverse loan and real estate owned repurchase activity (by unpaid principal balance) is included below (in thousands):

For the Three Months Ended March 31, 2015
Balance at beginning of the period	$114,727
Repurchases and other additions (1)	56,597
Liquidations	(21,665)
Balance at end of the period	$149,659
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.
Reverse Loan Servicer Obligations
Similar to our mortgage loan servicing business, our reverse mortgage servicing agreements impose on us obligations to advance our own funds to meet contractual payment requirements for customers and credit owners and to pay protective advances, which are required to preserve the collateral underlying the residential loans being serviced. We rely upon operating cash flows to fund these obligations.
As servicer of reverse loans, we are also obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $1.2 billion at March 31, 2015, which includes $671.5 million in capacity that was available to be drawn by borrowers at March 31, 2015 and $500.3 million in capacity that will become eligible to be drawn by borrowers throughout the twelve months ending March 31, 2016 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Excess Servicing Spread Liability
On July 1, 2014, we completed an excess servicing spread transaction with WCO whereby we sold 70% of the excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $25.2 billion, to WCO for a sales price of $75.4 million. We recognized the proceeds from the sale of excess servicing as a financing arrangement. We elected to record the excess servicing spread liability at fair value similar to the related servicing rights. At March 31, 2015, the carrying value of our excess servicing spread liability was $63.3 million, the repayment of which is based on future servicing fees received from the residential loans underlying the servicing rights.
Corporate Debt
Term Loans and Revolver
We have a $1.5 billion 2013 Term Loan and a $125 million 2013 Revolver. Our obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets and substantially all assets of the guarantor subsidiaries, subject to certain exceptions, such as the assets of the consolidated Residual and Non-Residual Trusts and consolidated financing entities, as well as the residential loans and real estate owned of the Ginnie Mae securitization pools that have been recorded on our consolidated balance sheets.

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
An amount of up to $25.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. During the three months ended March 31, 2015, there were no borrowings or repayments under the 2013 Revolver. At March 31, 2015, we had $0.3 million outstanding in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year.
The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in our 2013 Secured Credit Facilities at March 31, 2015.
Senior Notes
In December 2013, we completed the sale of $575 million aggregate principal amount of Senior Notes, which pay interest semi-annually at an interest rate of 7.875% and mature on December 15, 2021. The Senior Notes were offered and sold in a transaction exempt from the registration requirements under the Securities Act, and resold to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 17, 2013, among the Company, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. The Senior Notes are guaranteed on an unsecured senior basis by each of our current and future wholly-owned domestic subsidiaries that guarantee our obligations under our 2013 Term Loan. On October 14, 2014, we filed with the SEC a registration statement under the Securities Act so as to allow holders of the Senior Notes to exchange their Senior Notes for the same principal amount of a new issue of notes with identical terms, except that the exchange notes are not subject to certain restrictions on transfer. The registration statement was declared effective by the SEC on October 27, 2014, the exchange offer expired on November 25, 2014, and settlement occurred on December 2, 2014.
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
The Senior Notes Indenture contains restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in the Senior Notes Indenture at March 31, 2015.
Convertible Notes
In October 2012, we closed on a registered underwritten public offering of $290 million aggregate principal amount of Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1 at a rate of 4.50% per year, and mature on November 1, 2019.
Prior to May 1, 2019, the Convertible Notes will be convertible only upon specified events and during specified periods, and, on or after May 1, 2019, at any time. The Convertible Notes will initially be convertible at a conversion rate of 17.0068 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $58.80 per share. Upon conversion, we may pay or deliver, at our option, cash, shares of our common stock, or a combination of cash and shares of common stock. It is our intent to settle all conversions through combination settlement, which involves payment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.
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
Since January 2008, Trust 2006-1 exceeded certain triggers and has not provided any excess cash flow to us. From April 2014 through September 2014, Trust 2006-1 passed the delinquency rate trigger, but failed it again throughout the fourth quarter of 2014. In addition, Trust 2006-1 continued to fail the cumulative loss rate trigger and, therefore, could not provide excess cash flow to us. In February 2014, Trust VII failed the cumulative loss rate trigger, but passed such trigger beginning in April 2014 and as a result, residual cash flow from Trust VII was allowed to flow to us.

Provided below is a table summarizing the unpaid principal balance of the outstanding mortgage-backed debt and the actual delinquency and cumulative loss rates in comparison to the trigger rates for our Residual Trusts (dollars in thousands):

	Unpaid Principal Balance	Delinquency Trigger	Delinquency Rate		Cumulative Loss Trigger	Cumulative Loss Rate
			March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
Mid-State Trust IV	$36,987	(1)	—	—	10.00%	4.41%	4.41%
Mid-State Trust VI	62,539	8.00%	3.11%	3.70%	8.00%	5.54%	5.42%
Mid-State Trust VII	69,966	8.50%	3.05%	2.79%	1.50%	0.29%	0.73%
Mid-State Trust VIII	76,235	8.50%	3.74%	3.63%	1.50%	0.67%	0.32%
Mid-State Trust X	133,451	8.00%	3.98%	3.81%	8.00%	7.47%	7.49%
Mid-State Trust XI	117,558	8.75%	4.22%	4.28%	8.75%	7.16%	7.04%
Mid-State Capital Corporation 2004-1 Trust	105,195	8.00%	5.16%	4.64%	8.00%	4.03%	3.99%
Mid-State Capital Corporation 2005-1 Trust	120,167	8.00%	6.52%	6.34%	8.00%	5.17%	5.05%
Mid-State Capital Corporation 2006-1 Trust	131,803	8.00%	8.49%	8.62%	7.50%	8.84%	8.76%
Mid-State Capital Trust 2010-1	157,068	10.50%	7.52%	8.22%	5.50%	4.38%	4.10%
WIMC Capital Trust 2011-1	61,684	(1)	—	—	(1)	—	—
__________

(1)	Relevant trigger is not applicable per the underlying trust agreements.
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. The total unpaid principal balance of mortgage-backed debt was $1.7 billion and $1.8 billion at March 31, 2015 and December 31, 2014, respectively.
At March 31, 2015, mortgage-backed debt was collateralized by $2.0 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. At March 31, 2015, the total outstanding balance of the residential loans expected to be called at the respective call dates is $417.3 million. We expect to finance the capital required to exercise the mandatory clean-up call primarily through cash on hand, asset-backed financing or in partnership with a capital provider, or through any combination of the foregoing. However, there can be no assurance that we will be able to sell the obligation or obtain financing through the capital markets when needed. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.

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
Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through December 2015 from Fannie Mae. In addition, we have provided a guarantee whereby we guarantee the performance and obligations of RMS under the Ginnie Mae HMBS Program. In the event that we fail to honor this guarantee, Ginnie Mae could terminate RMS’s status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse loans guaranteed by Ginnie Mae HMBS. Ginnie Mae has continued to affirm RMS’s current commitment authority to issue HMBS.
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
After taking into account the waivers described above, all of the Company's subsidiaries were in compliance with all of their capital requirements at March 31, 2015.
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

Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2015	2014	Variance
Cash flows provided by operating activities:
Net income (loss) adjusted for non-cash operating activities	$(30,089)	$5,663	$(35,752)
Changes in assets and liabilities	135,956	(53,950)	189,906
Net cash provided by originations activities (1)	15,183	455,839	(440,656)
Cash flows provided by operating activities	121,050	407,552	(286,502)
Cash flows used in investing activities	(241,323)	(202,307)	(39,016)
Cash flows provided by (used in) financing activities	138,588	(134,426)	273,014
Net increase in cash and cash equivalents	$18,315	$70,819	$(52,504)
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sale and payments.
Operating Activities
Cash provided by operating activities of $121.1 million for the three months ended March 31, 2015 decreased $286.5 million from $407.6 million in the same period of 2014. The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net income or loss adjusted for non-cash items. Our cash flows provided by operations decreased during the three months ended March 31, 2015 as compared to the same period in 2014 primarily as a result of a lower volume of loans sold in relation to originated loans, partially offset by higher collections of servicer and protective advances.
Investing Activities
Net cash used in investing activities of $241.3 million for the three months ended March 31, 2015 increased $39.0 million from $202.3 million in the same period of 2014. The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Cash used for purchases and originations of reverse loans held for investment, net of payments received, increased by $53.8 million during the three months ended March 31, 2015 as compared to 2014 as a result of an increase in funded volume in our reverse mortgage operations. Cash paid for business acquisitions and purchases of servicing rights also increased $23.7 million during the three months ended March 31, 2015 as compared to 2014. The cash used in the three months ended March 31, 2015 was offset by cash proceeds received of $14.4 million from the sale of an investment.
Financing Activities
Net cash provided by financing activities of $138.6 million for the three months ended March 31, 2015 increased $273.0 million from cash used of $134.4 million in the same period of 2014. The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, decreased $65.7 million as a result of an increase in loan buyouts from the securitization pools during the three months ended March 31, 2015 in our reverse mortgage operations as compared to the same period of 2014. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business decreased $106.3 million primarily as a result of less funding of advances in the first three months of 2015 as compared to 2014 principally driven by lower cash needed to fund servicer and protective advances. Net cash borrowings on master repurchase agreements increased $444.8 million due primarily to an increase in origination volumes in our mortgage loan originations business.
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
HECMs are insured by the FHA. Although performing and nonperforming loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. Refer to the Reverse Mortgage Business discussion under the Liquidity and Capital Resources section above for additional information on reverse loan securitizations and to the Real Estate Market Risk section below for additional information on foreclosures of reverse loans.
Our charged-off loan portfolio was acquired for a substantial discount to face value and as a result, exposes us to minimal credit risk. As a result of minimal or no severity, loans associated with the Non-Residual Trusts, reverse loans and charged-off loans are not discussed further in this section.
At March 31, 2015, the carrying value of our held for investment residential loan portfolio that exposes us to credit risk was $1.3 billion. These loans are held primarily by our Servicing segment. The carrying value of residential loans and other collateral of the Residual Trusts total $1.3 billion and is permanently financed with $1.1 billion of mortgage-backed debt. Our credit exposure of $271.0 million associated with the Residual Trusts, which is calculated as the difference between the assets and liabilities of these VIEs, approximates our residual interests in these trusts.
The residential loans that expose us to credit risk are predominantly credit-challenged, non-conforming loans. These loans had an unpaid principal balance of $1.4 billion at March 31, 2015 and December 31, 2014. In addition, 4.09% and 4.20% of these loans were 90 days or more past due at March 31, 2015 and December 31, 2014, respectively. While we feel that our underwriting and servicing with regard to these loans will help to mitigate the risk of significant borrower default on these loans, we cannot assure you that all borrowers will continue to satisfy their payment obligations under these loans, thereby avoiding default.
Residential Loans Held For Sale
We are subject to credit risk associated with mortgage loans that we purchase and originate during the period of time prior to the sale of these loans. We consider our credit risk associated with these loans to be insignificant as we hold the loans for a short period of time, typically less than 20 days, and the market for these loans continues to be highly liquid. We are also subject to credit risk associated with mortgage loans we have repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale. At March 31, 2015, we held $4.1 million in repurchased loans.
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
We held real estate owned, net of $57.3 million, $29.2 million and $1.1 million in the Reverse Mortgage and Servicing segments, and Other non-reportable segment, respectively, at March 31, 2015. We held real estate owned, net of $55.3 million, $32.1 million and $1.0 million in the Reverse Mortgage and Servicing segments, and Other non-reportable segment, respectively, at December 31, 2014.

A nonperforming reverse loan whose maximum claim amount has not been met is generally foreclosed upon on behalf of Ginnie Mae with the real estate owned remaining in the securitization pool until liquidation. Although performing and nonperforming loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. In addition, in certain circumstances, we may be subject to real estate price risk to the extent we are unable to liquidate real estate owned within the FHA program guidelines. We mitigate this risk by monitoring the aging of real estate owned and managing our marketing and sales program based on this aging. The growth in the real estate owned portfolio held by the Reverse Mortgage segment was due to growth in our business and the increased flow of HECMs that move through the foreclosure process.
Counterparty Credit Risk
We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements, including our forward sales and MBS purchase commitments. We minimize this risk through monitoring procedures, including monitoring of our counterparties’ credit ratings, review of our counterparties' financial statements, and establishment of collateral requirements. Counterparty credit risk, as well as our own credit risk, is taken into account when determining fair value, although its impact is diminished by daily cash margin posting on the majority of our forward sales and MBS purchase commitments and other collateral requirements.
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
Cybersecurity
We devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. From time to time we, our vendors and other companies that store or process confidential borrower personal and transactional data are targeted by unauthorized parties using malicious code and viruses or otherwise attempting to breach the security of our or our vendors’ systems and data. We employ extensive layered security at all levels within our organization to help us detect malicious activity, both from within the organization and from external sources. It is company protocol to investigate the cause and extent of all instances of cyber-attack, potential or confirmed, and take any additional necessary actions including: conducting additional internal investigation; engaging third-party forensic experts; updating our defenses; and involving senior management. We have established, and continue to establish on an ongoing basis, defenses to identify and mitigate these cyber-attacks, and although these cyber-attacks have on rare occasions penetrated certain defenses, they have not, to date, resulted in any material disruption to our operations and have not had a material adverse effect on our results of operations. However, loss, unauthorized access to, or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.
In August of 2014, the Company was notified by the United States Secret Service of potential unauthorized access to certain computer applications residing on servers operated on behalf of Green Tree Servicing. We retained a team of forensic experts to investigate the incident to determine the scope of the data, if any, that was susceptible to unauthorized access. The forensic investigation did not identify conclusive evidence that data was in fact improperly accessed. We have been in contact with appropriate governmental agencies and are in the process of preparing to notify individuals whose personal information we believe potentially might have been made accessible in the incident. In addition, we have taken and continue to take steps to further enhance the security of our data and defenses against future threats. Expenses incurred to date related to this incident have not been material. We may incur additional expenses in connection with the incident; however, at this time we are unable to reasonably estimate any such additional expenses or losses.
In addition to our vendors, other third parties with whom we do business or that facilitate our business activities (e.g., GSEs, transaction counterparties and financial intermediaries) could also be sources of cybersecurity risk to us, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyber-attacks which could affect their ability to deliver a product or service to us or result in lost or compromised information of us or our consumers. We work with our vendors and other third parties with whom we do business, to enhance our defenses and improve resiliency to cybersecurity threats. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third party liability, and this could adversely affect our business, financial condition or results of operations.

Off-Balance Sheet Arrangements
We have certain off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.
We have exposure to representations and warranty obligations as a result of our loans sales activities. If it is determined that loans sold are in breach of these representations or warranties, we generally have an obligation to either: (i) repurchase the loan for the unpaid principal balance, accrued interest, and related advances or (ii) indemnify the purchaser. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheet. Refer to Notes 4 and 18 in the Notes to Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO which provided financing to us during 2014 through the sale of an excess servicing spread. The repayment of the excess servicing spread liability is based on future servicing fees received from the residential loans underlying the servicing rights. In addition, we have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015 for additional information.
Critical Accounting Estimates
The critical accounting estimates used in preparation of our consolidated financial statements are described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015. Provided below is a summary of goodwill as described in such Annual Report on Form 10-K and significant updates. Except as provided below, there have been no material changes to our critical accounting policies or estimates and the methodologies or assumptions we apply under them.
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
We completed a qualitative assessment of goodwill impairment on our Reverse Mortgage reporting unit during the fourth quarter of the year ended December 31, 2014. In performing this assessment, management relied on a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows and market data. Additionally, management considered the second quarter of 2014 fair value calculation for the Reverse Mortgage reporting unit in its analysis. Refer to Note 13 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 26, 2015 for more information. Based on these factors, management concluded that it was more likely than not that the fair value of the Reverse Mortgage reporting unit was greater than its respective carrying amount, including goodwill, indicating no impairment. The qualitative assessment of goodwill impairment on our Reverse Mortgage reporting unit was updated through March 31, 2015. Management relied on a number of factors similar to those addressed above and concluded that it was more likely than not that the fair value of the Reverse Mortgage reporting unit was greater than its respective carrying amount, including goodwill, indicating no impairment.

During 2014, consistent with the decline in stock prices in the specialty servicer sector, our stock price declined and throughout most of this period, our market capitalization was below book value and significantly below book value during the fourth quarter of the year ended December 31, 2014. Accordingly, as part of the annual goodwill impairment test in 2014, we also assessed our market capitalization based on our average market price relative to the aggregate fair value of our reporting units and determined that any excess fair value in our reporting units at that time could be attributable to both specialty servicer sector and Company specific factors and is considered temporary in nature. Due to the volatility in share price experienced during the quarter ended March 31, 2015, we reassessed our market capitalization based on our average market price relative to the aggregate fair value of our reporting units and reached the same aforementioned conclusion, whereby we believe that underlying issues causing the share price decline are temporary in nature and significantly attributed to industry specific factors. We have, and will continue to, regularly monitor, among other things, our market capitalization, overall economic and market conditions and other events or circumstances that may result in an impairment of goodwill in the future.
Refer to Note 2 in our Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 26, 2015 for our policy on accounting for goodwill.

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

Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure, refer to Non-GAAP Financial Measures section under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of this metric

Adjusted Earnings (Loss)
Adjusted earnings or loss before taxes, a non-GAAP financial measure, refer to Non-GAAP Financial Measures section under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of this metric

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

CFE	Collateralized financing entity

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

CID	Civil investigative demand

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes sold in a registered underwritten public offering on October 23, 2012

Ditech	Ditech Mortgage Corp, an indirect wholly-owned subsidiary of the Company
Early Advance Reimbursement

Agreement	$200 million financing facility with Fannie Mae

EverBank	EverBank Financial Corp

EverBank net assets
Assets purchased from EverBank under a series of definitive agreements entered into on October 30, 2013, including (i) certain private and GSE-backed MSRs and related servicer advances, (ii) sub-servicing rights for mortgage loans and (iii) a default servicing platform

Exchange Act	Securities Exchange Act of 1934, as amended

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

Forward sales commitments	Forward sales of agency to-be-announced securities, a freestanding derivative financial instrument

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

Green Tree	GTCS Holdings LLC, an indirect wholly-owned subsidiary of the Company

Green Tree Servicing	Green Tree Servicing LLC, an indirect wholly-owned subsidiary of the Company

GSE	Government-sponsored entity

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HMBS	Home Equity Conversion Mortgage-Backed Securities

HUD	U.S. Department of Housing and Urban Development

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

Marix	Marix Servicing, LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSR	Mortgage servicing rights

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

REIT	Real estate investment trust

Residential loans
Residential mortgage loans, including traditional mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

RESPA	Real Estate Settlement Procedures Act

Reverse loans	Reverse mortgage loans, including HECMs

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

RSU	Restricted stock unit

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated as of December 17, 2013 among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee

Sold Residual Trusts	Mid-State Trust IV, Mid-State Trust VI, Mid-State Trust VII, Mid-State Trust VIII, Mid-State Capital Corp. 2004-1 Trust, Mid-State Capital Trust 2010-1 and WIMC Capital Trust 2011-1, collectively

TILA	Truth in Lending Act

Trust 2005-1	Mid-State Capital Corporation 2005-1 Trust

Trust 2006-1	Mid-State Capital Corporation 2006-1 Trust

Trust 2011-1	WIMC Capital Trust 2011-1

Trust VII	Mid-State Trust VII

TBAs	To-be-announced securities

U.S.	United States of America

U.S. Treasury	United States Department of the Treasury

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

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
Interest Rate Risk
Interest rate risk is the risk of loss of future earnings or fair value due to changes in interest rates. Our principal market exposure associated with interest rate risk relates to changes in long-term U.S. Treasury and mortgage interest rates and LIBOR.
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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	March 31, 2015
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(162,511)	$(82,547)	$64,374	$121,891
Excess servicing spread liability at fair value	7,538	3,620	(2,915)	(5,113)
Net change in fair value - Servicing segment	$(154,973)	$(78,927)	$61,459	$116,778

Originations segment
Residential loans held for sale	$28,646	$15,259	$(16,512)	$(34,078)
Other assets (freestanding derivatives) (1)	130,466	69,960	(77,409)	(161,797)
Total change in assets	159,112	85,219	(93,921)	(195,875)
Payables and accrued liabilities (freestanding derivatives) (1)	(160,433)	(85,764)	93,406	193,153
Total change in liabilities	(160,433)	(85,764)	93,406	193,153
Net change in fair value - Originations segment	$(1,321)	$(545)	$(515)	$(2,722)

Reverse Mortgage segment
Reverse loans	$148,765	$79,001	$(79,394)	$(157,549)
HMBS related obligations	(123,093)	(66,318)	67,114	133,370
Net change in fair value - Reverse Mortgage segment	$25,672	$12,683	$(12,280)	$(24,179)

	December 31, 2014
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(118,154)	$(58,417)	$55,476	$106,956
Excess servicing spread liability at fair value	5,117	2,455	(2,208)	(4,127)
Net change in fair value - Servicing segment	$(113,037)	$(55,962)	$53,268	$102,829

Originations segment
Residential loans held for sale	$31,173	$16,593	$(18,011)	$(37,416)
Other assets (freestanding derivatives) (1)	53,692	29,602	(33,403)	(70,117)
Total change in assets	84,865	46,195	(51,414)	(107,533)
Payables and accrued liabilities (freestanding derivatives) (1)	(86,076)	(46,097)	50,355	105,081
Total change in liabilities	(86,076)	(46,097)	50,355	105,081
Net change in fair value - Originations segment	$(1,211)	$98	$(1,059)	$(2,452)

Reverse Mortgage segment
Reverse loans	$147,705	$78,313	$(79,666)	$(158,159)
HMBS related obligations	(123,275)	(66,238)	67,946	135,061
Net change in fair value - Reverse Mortgage segment	$24,430	$12,075	$(11,720)	$(23,098)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used March 31, 2015 and December 31, 2014 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. The Company does not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights. The Company may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The servicing rights sensitivity to interest rate changes increased at March 31, 2015 from December 31, 2014 due primarily to a lower interest rate environment.

Excess Servicing Spread Liability
Excess servicing spread liability is generally subject to fair value losses when interest rates rise. Increasing interest rates typically slow down refinancing activity. Decreased refinancing activity increases the life of the loans underlying the excess servicing spread liability, thereby increasing the fair value of the excess servicing spread liability. As the fair value of the excess servicing spread liability is related to the future economic performance of certain servicing rights, any adverse changes in those servicing rights would inherently benefit the fair value of the excess servicing spread liability by decreasing our obligation, while any beneficial changes in the assumptions used to value servicing rights would negatively impact the fair value of the excess servicing spread liability by increasing our obligation.
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
Other Financial Instruments
For quantitative and qualitative disclosures about interest rate risk on other financial instruments, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015. These risks have not changed materially since December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is, and expects that, from time to time, it will continue to become, involved in litigation, arbitration, examinations, inquiries, investigations and claims, which may include, among other things, examinations, inquiries and investigations by various governmental and regulatory agencies, including but not limited to the SEC, Department of Justice, IRS, state attorney generals, state loan servicing and origination regulators, such as state banking departments, HUD, the FTC, and the CFPB. These may include, among other things, examinations, inquiries and investigations into, and purported class actions and other legal proceedings challenging whether, certain of the Company's residential loan servicing and originations practices and other aspects of its business comply with applicable laws and regulatory requirements. These also include, among other things, examinations, inquiries and investigations by various governmental and regulatory agencies and putative class action claims concerning "force-placed insurance", private mortgage insurance, the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the Telephone Consumer Protection Act, the Fair Credit Reporting Act, TILA, RESPA, the Equal Credit Opportunity Act, and other federal and state laws and statutes. In addition, from time to time, the Company has received and may in the future receive subpoenas and other information requests from federal and state governmental and regulatory agencies that are examining or investigating the Company.
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
For a description of certain legal proceedings, please see Note 18 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in, or incorporated by reference in, this report, you should carefully review and consider the risks and uncertainties described below and in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which are the risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity, results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic report constitutes forward-looking information, the risk factors set forth below and in such periodic report are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
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
In February 2015, we informed the FTC and CFPB that we would agree to the terms of a proposed order that, subject to approval by the FTC, the CFPB and the court, would settle the matters arising from an FTC and CFPB investigation relating to Green Tree Servicing’s servicing practices. The FTC and CFPB approved the proposed order, and on April 21, 2015, the FTC, CFPB, and Green Tree Servicing filed the proposed order with the United States District Court for the District of Minnesota, which subsequently approved it. Under the order, Green Tree Servicing, without admitting or denying the allegations in a complaint filed by the FTC and

CFPB, agreed to pay: (i) $18 million for alleged misrepresentations relating to payment methods that entail convenience fees; (ii) $30 million for alleged misrepresentations related primarily to the time it would take to review short sale requests and for alleged delays in processing loan modifications in servicing transfers; and (iii) a $15 million civil money penalty. The Company accrued the full amounts required under the order in the Company’s financial statements as of December 31, 2014. Green Tree Servicing also agreed to detailed injunctions relating to its mortgage servicing and collection practices and other matters, including injunctions against future violations of certain consumer protection statutes and regulations, and it agreed to establish and maintain a comprehensive data integrity program reasonably designed to ensure the accuracy, integrity, and completeness of the data and other information about accounts that it services, collects, or sells. If Green Tree Servicing fails to comply with the order, it could be subject to additional sanctions, including actions for contempt, actions seeking additional fines, or new actions alleging violations of consumer protection statutes. The failure to comply with the order could have a material adverse effect on our reputation, business, business practices, prospects, results of operation, liquidity and financial condition.
See Item 1. "Legal Proceedings" for additional information regarding legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The Index to Exhibits, which appears immediately following the signature page below, is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.

Dated: May 7, 2015	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: May 7, 2015	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

10.1†	(1)	Employment Letter Agreement between Walter Investment Management Corp. and Jonathan F. Pedersen, dated October 16, 2013.

31.1	(1)	Certification by Mark J. O’Brien pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(1)	Certification by Mark J. O’Brien and Gary L. Tillett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(1)
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

† Constitutes a management contract or compensatory plan or arrangement.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.