Form 10-Q
period 2015-06-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2015-08-10
CIK 1040719

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
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 37,802,297 shares of common stock outstanding as of July 31, 2015.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$343,780	$320,175
Restricted cash and cash equivalents	850,533	733,015
Residential loans at amortized cost, net (includes $3,585 and $10,033 in allowance for loan losses at June 30, 2015 and December 31, 2014, respectively)	542,892	1,314,539
Residential loans at fair value	12,922,303	11,832,630
Receivables, net (includes $20,800 and $25,201 at fair value at June 30, 2015 and December 31, 2014, respectively)	259,920	215,629
Servicer and protective advances, net (includes $105,445 and $112,427 in allowance for uncollectible advances at June 30, 2015 and December 31, 2014, respectively)	1,550,592	1,761,082
Servicing rights, net (includes $1,797,721 and $1,599,541 at fair value at June 30, 2015 and December 31, 2014, respectively)	1,917,551	1,730,216
Goodwill	518,929	575,468
Intangible assets, net	95,784	103,503
Premises and equipment, net	109,831	124,926
Other assets (includes $79,257 and $68,151 at fair value at June 30, 2015 and December 31, 2014, respectively)	232,417	280,794
Total assets	$19,344,532	$18,991,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $13,753 and $30,024 at fair value at June 30, 2015 and December 31, 2014, respectively)	$622,868	$663,829
Servicer payables	704,318	584,567
Servicing advance liabilities	1,245,318	1,365,885
Warehouse borrowings	1,620,260	1,176,956
Excess servicing spread liability at fair value	64,556	66,311
Corporate debt	2,266,105	2,267,799
Mortgage-backed debt (includes $616,794 and $653,167 at fair value at June 30, 2015 and December 31, 2014, respectively)	1,108,032	1,751,459
HMBS related obligations at fair value	10,588,671	9,951,895
Deferred tax liability, net	108,355	86,617
Total liabilities	18,328,483	17,915,318

Commitments and contingencies (Note 20)

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 37,792,297 and 37,711,623 shares at June 30, 2015 and December 31, 2014, respectively	377	377
Additional paid-in capital	609,044	600,643
Retained earnings	406,117	475,244
Accumulated other comprehensive income	511	395
Total stockholders' equity	1,016,049	1,076,659
Total liabilities and stockholders' equity	$19,344,532	$18,991,977

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

	June 30, 2015	December 31, 2014
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$82,566	$105,977
Residential loans at amortized cost, net	518,511	1,292,781
Residential loans at fair value	553,410	586,433
Receivables at fair value	20,800	25,201
Servicer and protective advances, net	1,124,909	1,273,186
Other assets	15,078	46,199
Total assets	$2,315,274	$3,329,777

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$3,244	$8,511
Servicing advance liabilities	1,036,409	1,160,257
Mortgage-backed debt (includes $616,794 and $653,167 at fair value at June 30, 2015 and December 31, 2014, respectively)	1,108,032	1,751,459
Total liabilities	$2,147,685	$2,920,227
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Net servicing revenue and fees	$223,915	$140,976	$314,802	$313,768
Net gains on sales of loans	119,399	144,611	244,626	248,645
Interest income on loans	18,186	34,218	50,127	68,640
Net fair value gains on reverse loans and related HMBS obligations	6,815	26,936	37,589	44,172
Insurance revenue	11,429	19,806	25,560	43,194
Other revenues	32,689	47,166	50,586	65,242
Total revenues	412,433	413,713	723,290	783,661

EXPENSES
Salaries and benefits	143,157	145,502	290,385	281,399
General and administrative	142,100	142,341	270,747	251,206
Interest expense	68,665	74,690	143,536	149,539
Depreciation and amortization	16,093	18,391	32,725	37,035
Goodwill impairment	56,539	82,269	56,539	82,269
Other expenses, net	1,401	3,978	5,448	4,203
Total expenses	427,955	467,171	799,380	805,651

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	3,326	1,532	2,454	(971)
Other	(2,803)	—	8,959	—
Total other gains (losses)	523	1,532	11,413	(971)

Loss before income taxes	(14,999)	(51,926)	(64,677)	(22,961)
Income tax expense (benefit)	23,120	(38,997)	4,450	(27,409)
Net income (loss)	$(38,119)	$(12,929)	$(69,127)	$4,448

Comprehensive income (loss)	$(38,030)	$(12,924)	$(69,011)	$4,457

Net income (loss)	$(38,119)	$(12,929)	$(69,127)	$4,448

Basic earnings (loss) per common and common equivalent share	$(1.01)	$(0.34)	$(1.83)	$0.12
Diluted earnings (loss) per common and common equivalent share	(1.01)	(0.34)	(1.83)	0.12

Weighted-average common and common equivalent shares outstanding — basic	37,759	37,673	37,739	37,552
Weighted-average common and common equivalent shares outstanding — diluted	37,759	37,673	37,739	38,074
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2015	37,711,623	$377	$600,643	$475,244	$395	$1,076,659
Net loss	—	—	—	(69,127)	—	(69,127)
Other comprehensive income, net of tax	—	—	—	—	116	116
Share-based compensation	—	—	8,429	—	—	8,429
Tax shortfall on share-based compensation	—	—	(227)	—	—	(227)
Issuance of shares under incentive plans	80,674	—	199	—	—	199
Balance at June 30, 2015	37,792,297	$377	$609,044	$406,117	$511	$1,016,049
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss)	$(69,127)	$4,448

Adjustments to reconcile net income (loss) to net cash used in operating activities
Net fair value gains on reverse loans and related HMBS obligations	(37,589)	(44,172)
Amortization of servicing rights	13,978	21,305
Change in fair value of servicing rights	128,094	131,186
Change in fair value of excess servicing spread liability	2,821	—
Other net fair value losses	2,455	6,678
Accretion of discounts on residential loans and advances	(5,221)	(7,941)
Accretion of discounts on debt and amortization of deferred debt issuance costs	10,036	9,678
Amortization of master repurchase agreements deferred issuance costs	3,160	3,661
Amortization of servicing advance liabilities deferred issuance costs	2,299	3,386
Provision for uncollectible advances	28,185	33,815
Depreciation and amortization of premises and equipment and intangible assets	32,725	37,035
Losses (gains) on real estate owned, net	1,500	(1,025)
Provision (benefit) for deferred income taxes	21,423	(16,232)
Share-based compensation	8,429	8,301
Purchases and originations of residential loans held for sale	(13,072,613)	(8,037,309)
Proceeds from sales of and payments on residential loans held for sale	12,698,437	8,040,363
Net gains on sales of loans	(244,626)	(248,645)
Gain on sale of investments	(8,959)	—
Goodwill impairment	56,539	82,269
Other	(9,846)	3,061

Changes in assets and liabilities
Decrease (increase) in receivables	(42,441)	22,472
Decrease (increase) in servicer and protective advances	202,086	(84,508)
Decrease (increase) in other assets	17,186	(14,760)
Decrease in payables and accrued liabilities	(6,389)	(19,737)
Decrease in servicer payables	(1,298)	(7,171)
Cash flows used in operating activities	(268,756)	(73,842)

	For the Six Months Ended June 30,
	2015	2014
Investing activities
Purchases and originations of reverse loans held for investment	(922,422)	(715,969)
Principal payments received on reverse loans held for investment	385,073	234,779
Principal payments received on mortgage loans held for investment	69,666	79,945
Payments received on charged-off loans held for investment	12,249	2,055
Payments received on receivables related to Non-Residual Trusts	3,853	5,696
Cash proceeds from sales of real estate owned, net	37,544	22,393
Purchases of premises and equipment	(9,748)	(12,958)
Decrease in restricted cash and cash equivalents	3,114	2,421
Payments for acquisitions of businesses, net of cash acquired	(2,810)	(167,955)
Acquisitions of servicing rights	(189,276)	(101,244)
Proceeds from sale of investment	14,376	—
Proceeds from sale of servicing rights	778	—
Proceeds from sale of residual interests in Residual Trusts	189,513	—
Acquisitions of charged-off loans held for investment	—	(57,052)
Other	12,242	(4,962)
Cash flows used in investing activities	(395,848)	(712,851)

Financing activities
Payments on corporate debt	(8,414)	(8,893)
Proceeds from securitizations of reverse loans	951,234	839,431
Payments on HMBS related obligations	(466,188)	(267,904)
Issuances of servicing advance liabilities	425,896	611,895
Payments on servicing advance liabilities	(546,463)	(542,740)
Net change in warehouse borrowings related to mortgage loans	454,012	126,425
Net change in warehouse borrowings related to reverse loans	(10,708)	(60,772)
Payments on excess servicing spread liability	(4,576)	—
Other debt issuance costs paid	(5,594)	(13,509)
Payments on mortgage-backed debt	(81,795)	(90,666)
Other	(19,195)	4,882
Cash flows provided by financing activities	688,209	598,149

Net increase (decrease) in cash and cash equivalents	23,605	(188,544)
Cash and cash equivalents at beginning of the period	320,175	491,885
Cash and cash equivalents at end of the period	$343,780	$303,341
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Walter Investment Management Corp. and its subsidiaries, or the Company, is a mortgage banking firm focused primarily on servicing and originating residential loans, including reverse loans. The Company services loans for its own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. In addition, the Company operates several other businesses which include managing a portfolio of credit-challenged, non-conforming residential mortgage loans; an insurance agency serving borrowers and credit owners of its servicing portfolio; a post charge-off collection agency; and an asset management business. The Company operates throughout the U.S.
Certain acronyms and terms used throughout these notes are defined in the Glossary of Terms in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Interim Financial Reporting
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation. During the first quarter of 2015, the Company reorganized its reportable segments, changed the composition of indirect costs and depreciation and amortization allocated to the business segments, and established an intersegment charge between the Servicing and Originations segments for certain loan originations associated with the Company's mortgage loan servicing portfolio. Refer to Note 18 for additional information.
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

In April 2014, the FASB issued an accounting standards update which changes the criteria for reporting discontinued operations. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of, or is classified as held for sale, and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Major strategic shifts include disposals of a significant geographic area or line of business. The new standard allows an entity to have significant continuing involvement and cash flows with the discontinued operation. The standard requires expanded disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The amendments in this standard were effective for the Company beginning January 1, 2015. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued guidance that supersedes most revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. The guidance also supersedes most industry specific guidance but does exclude insurance contracts and financial instruments. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Entities have the option of using either a full retrospective application or a modified retrospective application to adopt the guidance. Early adoption is not permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements, including the method it will choose for adoption.
In June 2014, the FASB issued an accounting standards update on transfers and servicing, effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements are effective for interim periods beginning after March 15, 2015. The adoption of the guidance addressing the accounting for repurchase financing arrangements, which was effective beginning January 1, 2015, did not have an impact on the Company’s consolidated financial statements as the Company already records repurchase agreements as secured borrowings. The new disclosure requirements are included in Note 13.
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
In August 2014, the FASB issued an accounting standards update on the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendment requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met, (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this standard were effective for the Company beginning January 1, 2015. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.
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

In February 2015, the FASB issued an accounting standards update which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company elected to early adopt these amendments and therefore the amendments in this standard were effective for the Company beginning April 1, 2015. The adoption of this standard did not result in any additional consolidations of variable interest entities.
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
In April 2015, the FASB issued an accounting standards update which provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the effect, if any, the guidance will have on its consolidated financial statements.
2. Significant Accounting Policies
Included in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 is a summary of the Company’s significant accounting policies.
3. Variable Interest Entities
Consolidated Variable Interest Entities
In April 2015, the Company sold its residual interests in seven of the Residual Trusts that it previously consolidated for $189.5 million in cash proceeds. Upon the sale of the residual interests, the Company determined that it was no longer required to consolidate the seven trusts as it was no longer the primary beneficiary of these trusts since (i) it did not hold the residual securities issued by the trusts and therefore had no obligation to absorb future losses to the extent of its investment and no right to receive future benefits from the trust, both of which could potentially be significant to the trusts, and (ii) it is adequately compensated and its role as servicer is of a fiduciary nature. In conjunction with the transaction, the Company deconsolidated the seven Residual Trusts and removed related assets of $783.9 million and liabilities of $588.5 million from its consolidated balance sheet and recorded servicing rights of $3.1 million. As a result of the sale the Company recorded a loss of $2.8 million which is recorded in other gains (losses) on the consolidated statements of comprehensive income (loss).

Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	June 30, 2015
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$14,646	$12,818	$55,102	$82,566
Residential loans at amortized cost, net	518,511	—	—	518,511
Residential loans at fair value	—	553,410	—	553,410
Receivables at fair value	—	20,800	—	20,800
Servicer and protective advances, net	—	—	1,124,909	1,124,909
Other assets	12,625	761	1,692	15,078
Total assets	$545,782	$587,789	$1,181,703	$2,315,274

Liabilities
Payables and accrued liabilities	$2,191	$—	$1,053	$3,244
Servicing advance liabilities	—	—	1,036,409	1,036,409
Mortgage-backed debt	491,238	616,794	—	1,108,032
Total liabilities	$493,429	$616,794	$1,037,462	$2,147,685

	December 31, 2014
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$41,632	$12,710	$51,635	$105,977
Residential loans at amortized cost, net	1,292,781	—	—	1,292,781
Residential loans at fair value	—	586,433	—	586,433
Receivables at fair value	—	25,201	—	25,201
Servicer and protective advances, net	—	—	1,273,186	1,273,186
Other assets	41,758	1,023	3,418	46,199
Total assets	$1,376,171	$625,367	$1,328,239	$3,329,777

Liabilities
Payables and accrued liabilities	$7,590	$—	$921	$8,511
Servicing advance liabilities	—	—	1,160,257	1,160,257
Mortgage-backed debt	1,098,292	653,167	—	1,751,459
Total liabilities	$1,105,882	$653,167	$1,161,178	$2,920,227
Unconsolidated Variable Interest Entities
Included in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 are descriptions of the Company’s variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of such VIEs.

4. Transfers of Residential Loans
Sales of Mortgage Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed mortgage loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. The Company accounts for these transfers as sales, and in most, but not all, cases, retains the servicing rights associated with the sold loans. If the servicing rights are retained, the Company receives a servicing fee for servicing the sold loans, which represents continuing involvement.
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 20 for further information.
The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets			Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Total
June 30, 2015	$463,577	$10,457	$474,034	$37,461,331
December 31, 2014	331,365	13,146	344,511	28,457,216
At June 30, 2015 and December 31, 2014, 0.4% and 0.3%, respectively, in mortgage loans sold and serviced by the Company were 60 days or more past due.
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
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds received from sales, net of fees	$7,009,854	$4,032,603	$12,668,998	$8,080,346
Servicing fees collected (1)	26,542	15,634	48,764	26,751
Repurchases of previously sold loans	5,249	4,953	8,379	4,953
__________

(1)	Represents servicing fees collected on all loans sold with servicing retained.
In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs. Refer to Note 9 for information relating to servicing of residential loans.

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
At June 30, 2015, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $9.8 billion and $10.5 billion, respectively.
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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers between levels during the three and six months ended June 30, 2015 and 2014.

Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There were no assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	June 30, 2015	December 31, 2014
Level 2
Assets
Mortgage loans held for sale	$1,579,171	$1,124,615
Freestanding derivative instruments	28,507	7,751
Level 2 assets	$1,607,678	$1,132,366
Liabilities
Freestanding derivative instruments	$8,962	$29,761
Level 2 liabilities	$8,962	$29,761

Level 3
Assets
Reverse loans	$10,736,098	$10,064,365
Mortgage loans related to Non-Residual Trusts	553,410	586,433
Charged-off loans	53,624	57,217
Receivables related to Non-Residual Trusts	20,800	25,201
Servicing rights carried at fair value	1,797,721	1,599,541
Freestanding derivative instruments (IRLCs)	50,750	60,400
Level 3 assets	$13,212,403	$12,393,157
Liabilities
Freestanding derivative instruments (IRLCs)	$4,791	$263
Excess servicing spread liability	64,556	66,311
Mortgage-backed debt related to Non-Residual Trusts	616,794	653,167
HMBS related obligations	10,588,671	9,951,895
Level 3 liabilities	$11,274,812	$10,671,636

The following assets and liabilities are measured on the consolidated financial statements at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended June 30, 2015
	Fair Value April 1, 2015	Total Gains (Losses) Included in Comprehensive Income	Purchases	Sales	Originations / Issuances	Settlements	Fair Value June 30, 2015
Assets
Reverse loans	$10,429,893	$69,178	$270,484	$—	$223,825	$(257,282)	$10,736,098
Mortgage loans related to Non-Residual Trusts	567,912	12,000	—	—	—	(26,502)	553,410
Charged-off loans (1)	50,845	15,707	—	—	—	(12,928)	53,624
Receivables related to Non-Residual Trusts	22,935	(302)	—	—	—	(1,833)	20,800
Servicing rights carried at fair value	1,570,320	1,141	139,449	—	86,811	—	1,797,721
Freestanding derivative instruments (IRLCs)	84,925	(34,053)	—	—	—	(122)	50,750
Total assets	$12,726,830	$63,671	$409,933	$—	$310,636	$(298,667)	$13,212,403

Liabilities
Freestanding derivative instruments (IRLCs)	$(204)	$(4,587)	$—	$—	$—	$—	$(4,791)
Excess servicing spread liability	(63,349)	(5,694)	—	—	—	4,487	(64,556)
Mortgage-backed debt related to Non-Residual Trusts	(635,239)	(8,274)	—	—	—	26,719	(616,794)
HMBS related obligations	(10,304,384)	(62,363)	—	—	(493,785)	271,861	(10,588,671)
Total liabilities	$(11,003,176)	$(80,918)	$—	$—	$(493,785)	$303,067	$(11,274,812)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $8.7 million during the three months ended June 30, 2015.

	For the Six Months Ended June 30, 2015
	Fair Value January 1, 2015	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales	Originations / Issuances	Settlements	Fair Value June 30, 2015
Assets
Reverse loans (1)	$10,064,365	$192,087	$509,859	$(16,592)	$413,335	$(426,956)	$10,736,098
Mortgage loans related to Non-Residual Trusts	586,433	20,164	—	—	—	(53,187)	553,410
Charged-off loans (2)	57,217	21,691	—	—	—	(25,284)	53,624
Receivables related to Non-Residual Trusts	25,201	(548)	—	—	—	(3,853)	20,800
Servicing rights carried at fair value	1,599,541	(128,094)	167,162	—	159,112	—	1,797,721
Freestanding derivative instruments (IRLCs)	60,400	(9,330)	—	—	—	(320)	50,750
Total assets	$12,393,157	$95,970	$677,021	$(16,592)	$572,447	$(509,600)	$13,212,403

Liabilities
Freestanding derivative instruments (IRLCs)	$(263)	$(4,528)	$—	$—	$—	$—	$(4,791)
Excess servicing spread liability	(66,311)	(7,512)	—	—	—	9,267	(64,556)
Mortgage-backed debt related to Non-Residual Trusts	(653,167)	(16,830)	—	—	—	53,203	(616,794)
HMBS related obligations	(9,951,895)	(154,596)		—	(951,233)	469,053	(10,588,671)
Total liabilities	$(10,671,636)	$(183,466)	$—	$—	$(951,233)	$531,523	$(11,274,812)
__________

(1)	During the six months ended June 30, 2015, the Company sold $16.6 million in reverse loans and recognized $0.1 million in net losses on sales of loans.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $8.7 million during the six months ended June 30, 2015.

	For the Three Months Ended June 30, 2014
	Fair Value April 1, 2014	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Originations / Issuances	Settlements	Fair Value June 30, 2014
Assets
Reverse loans	$9,149,579	$89,571	$244,444	$148,569	$(150,133)	$9,482,030
Mortgage loans related to Non-Residual Trusts	569,097	16,871	—	—	(28,182)	557,786
Charged-off loans	—	1,461	57,052	—	(3,516)	54,997
Receivables related to Non-Residual Trusts	39,328	(681)	—	—	(2,466)	36,181
Servicing rights carried at fair value	1,513,830	(83,552)	20,241	45,554	—	1,496,073
Freestanding derivative instruments (IRLCs)	38,190	37,336	—	—	—	75,526
Total assets	$11,310,024	$61,006	$321,737	$194,123	$(184,297)	$11,702,593

Liabilities
Freestanding derivative instruments (IRLCs)	$(720)	$633	$—	$—	$—	$(87)
Mortgage-backed debt related to Non-Residual Trusts	(667,536)	(13,579)	—	—	29,331	(651,784)
HMBS related obligations	(9,166,998)	(62,635)	—	(394,385)	151,352	(9,472,666)
Total liabilities	$(9,835,254)	$(75,581)	$—	$(394,385)	$180,683	$(10,124,537)

	For the Six Months Ended June 30, 2014
	Fair Value January 1, 2014	Acquisition of EverBank Net Assets	Total Gains (Losses) Included in Comprehensive Income	Purchases	Originations / Issuances	Settlements	Fair Value June 30, 2014
Assets
Reverse loans	$8,738,503	$—	$294,980	$438,120	$278,032	$(267,605)	$9,482,030
Mortgage loans related to Non-Residual Trusts	587,265	—	27,654	—	—	(57,133)	557,786
Charged-off loans	—	—	1,461	57,052	—	(3,516)	54,997
Receivables related to Non-Residual Trusts	43,545	—	(1,668)	—	—	(5,696)	36,181
Servicing rights carried at fair value	1,131,124	58,680	(131,186)	339,288	98,167	—	1,496,073
Freestanding derivative instruments (IRLCs)	42,831	—	32,695	—	—	—	75,526
Total assets	$10,543,268	$58,680	$223,936	$834,460	$376,199	$(333,950)	$11,702,593

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,755)	$—	$3,668	$—	$—	$—	$(87)
Mortgage-backed debt related to Non-Residual Trusts	(684,778)	—	(25,414)	—	—	58,408	(651,784)
HMBS related obligations	(8,652,746)	—	(250,808)	—	(839,431)	270,319	(9,472,666)
Total liabilities	$(9,341,279)	$—	$(272,554)	$—	$(839,431)	$328,727	$(10,124,537)
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

Receivables related to Non-Residual Trusts — The Company estimates the fair value of these receivables using the net present value of expected cash flows from the LOCs to be used to pay debt holders over the remaining life of the securitization trusts and applies Level 3 unobservable market inputs in its valuation. Receivables related to Non-Residual Trusts are recorded in receivables, net, on the consolidated balance sheets.
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

Freestanding derivative instruments — Fair values of IRLCs are derived using valuation models incorporating market pricing for instruments with similar characteristics and by estimating the fair value of the servicing rights expected to be recorded at sale of the loan and are adjusted for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and, as a result, IRLCs are classified as Level 3 within the fair value hierarchy. The loan funding probability ratio represents the aggregate likelihood that loans currently in a lock position will ultimately close, which is largely dependent on the loan processing stage that a loan is currently in and changes in interest rates from the time of the rate lock through the time a loan is closed. IRLCs have positive fair value at inception and change in value as interest rates and loan funding probability change. Rising interest rates have a positive effect on the fair value of the servicing rights component of the IRLC fair value and increase the loan funding probability. An increase in loan funding probability (i.e., higher aggregate likelihood of loans estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing, to a lower loss, if in a loss position. A significant increase (decrease) to the fair value of servicing rights component in isolation could result in a significantly higher (lower) fair value measurement.
The fair value of forward sales commitments and MBS purchase commitments is determined based on observed market pricing for similar instruments; therefore, these contracts are classified as Level 2 within the fair value hierarchy. Counterparty credit risk is taken into account when determining fair value, although the impact is diminished by daily margin posting on all forward sales and purchase commitments. Refer to Note 6 for additional information on freestanding derivative financial instruments.
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
The following tables present the significant unobservable inputs used in the fair value measurement of the assets and liabilities described above. The Company utilizes a discounted cash flow model to estimate the fair value of all Level 3 assets and liabilities included on the consolidated financial statements at fair value on a recurring basis, with the exception of IRLCs for which the Company utilizes a market approach.
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

		June 30, 2015		December 31, 2014
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years	1.5 - 10.0	4.4	1.8 - 12.3	4.7
	Conditional repayment rate	14.09% - 45.38%	23.86%	13.40% - 42.20%	21.68%
	Discount rate	1.86% - 4.93%	2.61%	2.00% - 3.65%	2.76%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	2.36% - 3.98%	3.07%	2.24% - 3.76%	3.17%
	Conditional default rate	1.31% - 3.20%	2.24%	1.68% - 3.51%	2.34%
	Loss severity	68.43% - 94.22%	87.54%	76.12% - 92.53%	85.88%
	Discount rate	8.00%	8.00%	8.00%	8.00%
Charged-off loans	Collection rate	2.30% - 3.47%	2.37%	2.34% - 4.53%	2.46%
	Discount rate	30.00% - 32.25%	30.18%	30.00% - 32.25%	30.19%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	1.93% - 3.44%	2.54%	1.89% - 3.33%	2.72%
	Conditional default rate	1.37% - 3.46%	2.43%	1.92% - 3.81%	2.55%
	Loss severity	65.66% - 90.85%	84.25%	73.26% - 89.78%	82.87%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years	5.5 - 9.5	6.3	5.6 - 9.3	6.6
	Discount rate	9.32% - 14.33%	10.60%	8.24% - 29.16%	9.55%
	Conditional prepayment rate	5.66% - 12.02%	9.73%	5.04% - 11.15%	7.87%
	Conditional default rate	0.05% - 2.16%	1.05%	0.28% - 3.53%	2.36%
Interest rate lock commitments	Loan funding probability	2.34% - 100.00%	75.07%	3.44% - 100.00%	77.45%
	Fair value of initial servicing rights multiple (4)	0.01 - 7.64	3.78	0.20 - 5.47	3.83

		June 30, 2015		December 31, 2014
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	2.34% - 100.00%	81.58%	28.00% - 100.00%	80.90%
	Fair value of initial servicing rights multiple (4)	0.01 - 8.04	4.27	0.67 - 5.47	4.06
Excess servicing spread liability	Weighted-average remaining life in years	6.7 - 7.1	6.9	7.2 - 7.4	7.3
	Discount rate	13.85%	13.85%	13.60%	13.60%
	Conditional prepayment rate	8.61% - 10.73%	9.53%	7.71% - 7.89%	7.79%
	Conditional default rate	0.22% - 0.65%	0.39%	0.86% - 2.31%	1.51%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	1.93% - 3.44%	2.54%	1.89% - 3.33%	2.72%
	Conditional default rate	1.37% - 3.46%	2.43%	1.92% - 3.81%	2.55%
	Loss severity	65.66% - 90.85%	84.25%	73.26% - 89.78%	82.87%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years	0.5 - 6.7	3.7	1.3 - 7.7	3.9
	Conditional repayment rate	12.29% - 51.65%	22.95%	11.30% - 48.65%	21.21%
	Discount rate	1.26% - 2.91%	2.07%	1.44% - 3.06%	2.36%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	June 30, 2015		December 31, 2014
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,736,098	$9,976,945	$10,064,365	$9,340,270
Mortgage loans held for sale (1)	1,579,171	1,530,888	1,124,615	1,071,787
Mortgage loans related to Non-Residual Trusts	553,410	613,734	586,433	650,382
Charged-off loans	53,624	3,092,207	57,217	3,366,504
Total	$12,922,303	$15,213,774	$11,832,630	$14,428,943

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$616,794	$620,399	$653,167	$657,174
HMBS related obligations (2)	10,588,671	9,758,457	9,951,895	9,172,083
Total	$11,205,465	$10,378,856	$10,605,062	$9,829,257
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 13 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that had a fair value of $1.9 million and $2.0 million at June 30, 2015 and December 31, 2014, and an unpaid principal balance of $10.3 million and $10.2 million, at June 30, 2015 and December 31, 2014, respectively. There are no mortgage loans held for sale that are 90 days or more past due at June 30, 2015 and December 31, 2014. All charged-off loans are 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $74.0 million and $88.4 million at June 30, 2015 and December 31, 2014, respectively. In addition, the Company had mortgage loans that were in the process of foreclosure of $160.2 million at June 30, 2015, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheet. Real estate owned, net is included on the consolidated financial statements within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		June 30, 2015		December 31, 2014
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 70.52%	9.15%	0.00% - 59.58%	8.04%
__________

(1)	Loss severity is based on unpaid principal balance related loan at time of foreclosure.
The Company held real estate owned, net of $61.7 million, $11.6 million and $0.7 million in the Reverse Mortgage and Servicing segments and Other non-reportable segment, respectively, at June 30, 2015. The Company held real estate owned, net of $55.3 million, $32.1 million and $1.0 million in the Reverse Mortgage and Servicing segments and Other non-reportable segment, respectively, at December 31, 2014. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value, the Company considers amounts typically covered by FHA insurance in the case of real estate owned associated with reverse mortgages. Management approves valuations that have been determined using the historical severity rate method.

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

		June 30, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net	Level 3	$542,892	$557,788	$1,314,539	$1,377,213
Insurance premium receivables	Level 3	94,136	89,658	98,220	93,395
Servicer and protective advances, net	Level 3	1,550,592	1,492,812	1,761,082	1,691,443

Financial liabilities
Payables to insurance carriers	Level 3	74,832	73,932	69,498	68,673
Servicing advance liabilities (1)	Level 3	1,243,280	1,245,318	1,362,017	1,367,519
Corporate debt (1)	Level 2	2,231,394	2,155,276	2,230,557	2,095,286
Mortgage-backed debt carried at amortized cost (1)	Level 3	488,774	495,866	1,086,660	1,121,369
__________

(1)	The carrying amounts of servicing advance liabilities, corporate debt and mortgage-backed debt carried at amortized cost are net of deferred issuance costs.
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
Servicer and protective advances, net — The estimated fair value of these advances is based on the net present value of expected cash flows. The determination of expected cash flows includes consideration of recoverability clauses in the Company’s servicing agreements, as well as assumptions related to the underlying collateral and when proceeds may be used to recover these receivables.
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

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Realized gains on sales of loans	$18,696	$102,517	$80,075	$189,350
Change in unrealized gains (losses) on loans held for sale	(15,649)	23,353	(14,260)	19,177
Gains (losses) on interest rate lock commitments	(38,640)	37,969	(13,858)	36,363
Gains (losses) on forward sales commitments	71,935	(63,956)	33,287	(99,812)
Losses on MBS purchase commitments	(13,107)	(7,709)	(18,786)	(7,642)
Capitalized servicing rights	86,811	45,554	159,112	98,167
Provision for repurchases	(4,532)	(1,838)	(6,557)	(4,024)
Interest income	13,885	8,721	25,613	17,066
Net gains on sales of loans	$119,399	$144,611	$244,626	$248,645
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest income on reverse loans	$109,406	$98,258	$215,686	$195,139
Change in fair value of reverse loans	(40,228)	(8,687)	(23,501)	99,841
Net fair value gains on reverse loans	69,178	89,571	192,185	294,980

Interest expense on HMBS related obligations	(100,564)	(91,470)	(199,100)	(182,030)
Change in fair value of HMBS related obligations	38,201	28,835	44,504	(68,778)
Net fair value losses on HMBS related obligations	(62,363)	(62,635)	(154,596)	(250,808)
Net fair value gains on reverse loans and related HMBS obligations	$6,815	$26,936	$37,589	$44,172
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
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities not designated as hedging instruments as well as cash margin (in thousands):

	June 30, 2015			December 31, 2014
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$3,746,480	$50,750	$4,791	$2,825,924	$60,400	$263
Forward sales commitments	5,701,163	22,586	8,672	4,989,400	332	29,744
MBS purchase commitments	1,408,000	5,921	290	1,847,000	7,419	17
Total derivative instruments		$79,257	$13,753		$68,151	$30,024
Cash margin		$—	$30,032		$14,664	$2,780
Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $2.2 million and less than $0.1 million, and liability positions of $12.7 million and $10.2 million, at June 30, 2015 and December 31, 2014, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At June 30, 2015, the Company’s net derivative liability position with that counterparty of $0.6 million was comprised of a net derivative asset position of $0.4 million and cash margin received of $3.5 million, partially offset by $2.5 million of over-collateralized positions associated with the master repurchase agreement. Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 5 for a summary of the gains and losses on freestanding derivatives.
7. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net consist of mortgage loans held for investment. The majority of these residential loans are held in securitization trusts that have been consolidated.
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	June 30, 2015	December 31, 2014
Residential loans, principal balance	$582,032	$1,442,838
Unamortized discounts and other cost basis adjustments, net (1)	(35,555)	(118,266)
Allowance for loan losses	(3,585)	(10,033)
Residential loans at amortized cost, net (2)	$542,892	$1,314,539
__________

(1)	Included in unamortized discounts and other cost-basis adjustments, net is $4.9 million and $12.0 million of accrued interest receivable at June 30, 2015 and December 31, 2014, respectively.

(2)	Included in residential loans at amortized cost, net is $24.4 million and $21.8 million of unencumbered mortgage loans at June 30, 2015 and December 31, 2014, respectively.
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
The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of the period	$10,660	$12,084	$10,033	$14,320
Provision for loan losses (1)	(207)	1,521	1,435	517
Charge-offs, net of recoveries (2)	(1,184)	(1,675)	(2,199)	(2,907)
Sale of residual interests (3)	(5,684)	—	(5,684)	—
Balance at end of the period	$3,585	$11,930	$3,585	$11,930
__________

(1)	Provision for loan losses is included in other expense, net on the consolidated statements of comprehensive income (loss).

(2)
Includes charge-offs recognized upon foreclosure of real estate in satisfaction of residential loans of $0.6 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively.

(3)
Sale of residual interests represents a decrease to the allowance for loan losses resulting from deconsolidation of the seven Residual Trusts during the second quarter. Refer to Note 3 for additional information.

The following table summarizes the ending balance of the allowance for loan losses and the recorded investment in residential loans at amortized cost by basis of accounting (in thousands):

	June 30, 2015	December 31, 2014
Allowance for loan losses
Loans collectively evaluated for impairment	$3,405	$8,437
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	180	1,596
Total	$3,585	$10,033

Recorded investment in residential loans at amortized cost
Loans collectively evaluated for impairment	$537,567	$1,299,514
Loans collectively evaluated for impairment and acquired with deteriorated credit quality	3,141	25,058
Total	$540,708	$1,324,572

For certain loans that the Company pooled and securitized with Ginnie Mae, the Company as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. As a result of this unilateral right, the Company must recognize the delinquent loan on its consolidated balance sheets and establish a corresponding liability regardless of the Company’s intention to repurchase the loan. At June 30, 2015, the Company has recorded $5.8 million in such loans, which have been excluded from the table above, with a corresponding liability in payables and accrued liabilities.
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
The following table presents the aging of the residential loan portfolio accounted for at amortized cost, net and excludes loans subject to a unilateral right to repurchase from Ginnie Mae (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due (1)	Current (2)	Total Residential Loans	Non- Accrual Loans
June 30, 2015	$11,706	$3,964	$23,130	$38,800	$501,908	$540,708	$23,130
December 31, 2014	24,096	8,884	55,663	88,643	1,235,929	1,324,572	55,663
__________

(1)	Balances represent non-performing loans for the credit quality profile.

(2)	Balances represent performing loans for the credit quality profile.
8. Receivables, Net
Receivables, net consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Insurance premium receivables	$94,136	$98,220
Servicing fee receivables	50,351	51,183
Income tax receivables	33,638	17,106
Receivables related to Non-Residual Trusts	20,800	25,201
Other receivables (1)	64,904	27,837
Total receivables	263,829	219,547
Less: Allowance for uncollectible receivables	(3,909)	(3,918)
Receivables, net	$259,920	$215,629
__________

(1)
Other receivables at June 30, 2015 include $0.2 million in receivables related to fees earned for investment advisory and management services provided to WCO. During the three and six months ended June 30, 2015, the Company earned $0.2 million and $0.4 million, respectively, in fees associated with these activities which are recorded in other revenues on the consolidated statements of comprehensive income (loss).

9. Servicing of Residential Loans
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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	June 30, 2015		December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners (1)
Capitalized servicing rights	1,672,675	$196,849,906	1,573,867	$182,207,043
Capitalized sub-servicing (2)	173,819	9,750,673	187,747	10,443,480
Sub-servicing	339,604	43,175,702	431,271	50,882,152
Total third-party servicing portfolio	2,186,098	249,776,281	2,192,885	243,532,675
On-balance sheet residential loans and real estate owned	103,251	12,761,176	116,763	12,579,467
Total servicing portfolio (3)	2,289,349	$262,537,457	2,309,648	$256,112,142
__________

(1)	Includes real estate owned serviced for third parties.

(2)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(3)	Excludes charged-off loans managed by the Servicing segment.
Net Servicing Revenue and Fees
The Company services loans for itself, as well as for third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Servicing fees	$176,316	$173,147	$348,048	$339,180
Incentive and performance fees	33,681	41,482	65,419	84,339
Ancillary and other fees (1)	25,436	20,087	50,919	42,740
Servicing revenue and fees	235,433	234,716	464,386	466,259
Amortization of servicing rights	(6,965)	(10,188)	(13,978)	(21,305)
Change in fair value of servicing rights	1,141	(83,552)	(128,094)	(131,186)
Change in fair value of excess servicing spread liability (2)	(5,694)	—	(7,512)	—
Net servicing revenue and fees	$223,915	$140,976	$314,802	$313,768
__________

(1)
Includes late fees of $15.2 million and $10.3 million for the three months ended June 30, 2015 and 2014, respectively, and $29.6 million and $22.6 million for the six months ended June 30, 2015 and 2014, respectively.

(2)
Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $2.1 million and $4.7 million for the three and six months ended June 30, 2015, respectively.

Servicing Rights
Servicing rights are represented by three classes, which consist of a risk-managed loan class, a mortgage loan class, and a reverse loan class. These classes are based on the availability of market inputs used in determining the fair values of servicing rights and risk management strategies available to the Company. Risks inherent in servicing rights include prepayment and interest rate risks. The risk-managed loan class includes portfolios for which the Company may apply a hedging strategy in the future. At initial recognition, the fair value of the servicing right is established using assumptions consistent with those used to establish the fair value of existing servicing rights. Subsequent to initial capitalization, servicing rights are accounted for either at fair value or amortized cost based on the servicing class. Servicing rights carried at amortized cost consist of the mortgage loan class and the reverse loan class. Servicing rights carried at fair value consist of the risk-managed loan class.
Servicing Rights Carried at Amortized Cost
The following tables summarize the activity in the carrying value of servicing rights accounted for at amortized cost by class (in thousands):

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$121,364	$9,311	$161,782	$11,994
Servicing rights capitalized upon deconsolidation of Residual Trusts	3,133	—	—	—
Amortization of servicing rights (1)	(12,901)	(1,077)	(19,862)	(1,443)
Balance at end of the period	$111,596	$8,234	$141,920	$10,551
__________

(1)
Includes amortization of servicing rights for the forward loan class and the reverse loan class of $6.4 million and $0.5 million, respectively, for the three months ended June 30, 2015 and $9.5 million and $0.7 million, respectively, for the three months ended June 30, 2014.

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. At June 30, 2015, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $133.8 million and $11.3 million, respectively. At December 31, 2014, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $142.5 million and $14.1 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	June 30, 2015
	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years	5.8	3.0
Weighted-average stated borrower interest rate on underlying collateral	7.86%	3.55%
Weighted-average discount rate	12.06%	15.00%
Conditional prepayment rate (1)	6.12%	N/A
Conditional default rate (1)	2.36%	N/A
Conditional repayment rate (2)	N/A	27.21%
__________

(1)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of the period	$1,570,320	$1,513,830	$1,599,541	$1,131,124
Acquisition of EverBank net assets	—	—	—	58,680
Purchases	139,449	20,241	167,162	339,288
Servicing rights capitalized upon sales of loans	86,811	45,554	159,112	98,167
Change in fair value due to:
Changes in valuation inputs or other assumptions (1)	59,286	(43,376)	(15,248)	(68,994)
Other changes in fair value (2)	(58,145)	(40,176)	(112,846)	(62,192)
Total change in fair value	1,141	(83,552)	(128,094)	(131,186)
Balance at end of the period	$1,797,721	$1,496,073	$1,797,721	$1,496,073
__________

(1)	Represents the change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	June 30, 2015	December 31, 2014
Weighted-average remaining life in years	6.3	6.6
Weighted-average stated borrower interest rate on underlying collateral	4.44%	4.65%
Weighted-average discount rate	10.60%	9.55%
Conditional prepayment rate	9.73%	7.87%
Conditional default rate	1.05%	2.36%
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
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted-average of certain significant assumptions used in valuing these assets (dollars in thousands):

	June 30, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Weighted-average discount rate	10.60%	$(72,086)	$(138,951)	9.55%	$(62,785)	$(121,117)
Conditional prepayment rate	9.73%	(64,889)	(125,366)	7.87%	(59,344)	(114,523)
Conditional default rate	1.05%	(20,106)	(41,348)	2.36%	(15,388)	(30,285)
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average life in years	6.4 - 6.7	6.8 - 7.3	6.4 - 7.0	6.8 - 7.7
Weighted-average stated borrower interest rate on underlying collateral	3.91% - 3.98%	4.48% - 4.54%	3.91% - 4.14%	4.48% - 4.67%
Discount rates	11.97% - 12.05%	9.50%	9.30% - 12.05%	9.50%
Weighted-average conditional prepayment rates	7.14% - 8.10%	8.11% - 8.76%	6.92% - 9.62%	7.26% - 8.76%
Weighted-average conditional default rates	0.20% - 0.27%	0.59% - 0.67%	0.20% - 0.81%	0.59% - 0.67%
10. Other Assets
Other assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Derivative instruments	$79,257	$68,151
Real estate owned, net	74,032	88,362
Deferred debt issuance costs	42,423	53,909
Margin receivable on derivative instruments	—	14,664
Other	36,705	55,708
Total other assets	$232,417	$280,794
11. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accounts payable and accrued liabilities	$117,716	$174,659
Curtailment liability	102,201	60,776
Payables to insurance carriers	74,832	69,498
Employee-related liabilities	68,542	93,368
Originations liability	64,013	45,370
Servicing rights and related advance purchases payable	43,602	77,231
Margin payable on derivative instruments	30,032	2,780
Uncertain tax positions	14,463	14,914
Derivative instruments	13,753	30,024
Accrued interest payable	10,486	13,808
Acquisition related escrow funds payable to sellers	10,236	10,236
Servicing transfer payables	4,897	9,592
Other	68,095	61,573
Total payables and accrued liabilities	$622,868	$663,829

12. Goodwill
The table below sets forth the activity in goodwill by reportable segment (in thousands):

	Reportable Segments
	Servicing (1)	Originations	Reverse Mortgage	Total
Balance at December 31, 2014	$471,182	$47,747	$56,539	$575,468
Impairment	—	—	(56,539)	(56,539)
Balance at June 30, 2015	$471,182	$47,747	$—	$518,929
__________
(1)     The Servicing, Insurance and ARM reporting units are components of the Servicing segment.
During the quarter ended June 30, 2015, the Reverse Mortgage reporting unit experienced operational challenges in its retail origination channel and experienced a reduction in opportunities for additional sub-servicing business. Additionally, more experience exists with respect to previously introduced product changes that deferred a significant amount of cash flow to future years. The initial impact of this deferral of cash flows to future years has been greater than originally anticipated by the Company. During the second quarter new financial assessment requirements for the HECM program went into effect and there were new mortgagee letters issued that could impact the likelihood of curtailment events in future periods. The impact of these more recent changes remains uncertain. At the same time, the Reverse Mortgage reporting unit continues to experience increasing liquidity requirements for Ginnie Mae buyouts and, based on recent developments, an increase in obligations surrounding curtailment related items existing at the time of the RMS acquisition. Collectively, the impact of the greater than anticipated principal deferral, the operational challenges and the liquidity requirements has resulted in reduced and delayed cash flows in the reverse mortgage business.
The Company has revised its multi-year forecast for the reverse mortgage business. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the Reverse Mortgage reporting unit goodwill incorporated lower projected revenue as a result of the factors noted above. The revised forecast also reflected changes related to current market trends and other expectations about the anticipated operating results of the reverse mortgage business.
Based on these factors, the Company determined that there were interim impairment indicators that led to the need for a quantitative impairment analysis for goodwill purposes during the second quarter.
Based on the step one analysis, the Company concluded that the fair value of the Reverse Mortgage reporting unit (determined based on the income approach) was below its carrying value and therefore was required to perform a step two analysis to determine the implied fair value of goodwill. The Company concluded, based on the step two analysis, that the carrying amount of the reporting unit's goodwill exceeded its implied fair value and as a result, recorded a $56.5 million goodwill impairment charge in the second quarter of 2015 which is included in the goodwill impairment line item on the consolidated statements of comprehensive income (loss).
The Company completed a qualitative assessment of any potential goodwill impairment as of June 30, 2015 for all other reporting units. Additionally, similar to 2014 the Company's share price continues to experience volatility. As a result, the Company reassessed its market capitalization based on its average market price relative to the aggregate fair value of its reporting units. The Company believes that based on its qualitative assessment the excess fair value in its reporting units is temporary in nature due to certain company specific factors, regulatory challenges and market developments in the Company's industry. The Company is beginning its annual budget process which will be the basis for completing its annual goodwill impairment test during the fourth quarter. Declines in expected future cash flows, reduction in expected future growth rates, or an increase in the risk-adjusted discount rate used to estimate fair value may result in a determination that an impairment adjustment is required resulting in a charge to earnings in a future period.
The Company will continue to evaluate goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, new regulatory requirements and/or changes in management’s business strategy, indicate that there may be a potential indicator of impairment.

13. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.4 billion at June 30, 2015 and are secured by certain residential loans and real estate owned. The interest rates on the facilities are primarily based on LIBOR plus between 2.10% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates, and have various expiration dates through May 2016. At June 30, 2015, $1.6 billion of the outstanding borrowings was secured by $1.7 billion in originated and purchased residential loans and $36.9 million of outstanding borrowings was secured by $46.7 million in repurchased HECMs and real estate owned.
Borrowings utilized to fund the origination and purchase of residential loans are due upon the earlier of sale or securitization of the loan or within 60 to 90 days of borrowing. On average, the Company sells or securitizes these loans within 20 days of borrowing. Borrowings utilized to repurchase performing HECMs are due upon the earlier of receipt of claim proceeds from HUD or within 120 days of borrowing, or for nonperforming HECMS and real estate owned upon the earlier of receipt of liquidation proceeds from the sale of real estate owned or within 364 days of borrowing. In accordance with the terms of the agreements, the Company may be required to post cash collateral should the fair value of the pledged assets decrease below certain contractual thresholds. The Company is exposed to counterparty credit risk associated with the repurchase agreements in the event of non-performance by the counterparties. The amount at risk during the term of the repurchase agreement is equal to the difference between the amount borrowed by the Company and the fair value of the pledged assets. The Company mitigates this risk through counterparty monitoring procedures, including monitoring of the counterparties' credit ratings and review of their financial statements.
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
On June 22, 2015, as a result of a group of affiliated stockholders of the Company publicly disclosing on a Schedule 13D filing with the SEC that it had acquired beneficial ownership of approximately 22.3% of the outstanding common stock of the Company, a “change of control” event of default occurred under a master repurchase agreement relating to one of the Company’s mortgage warehouse facilities, which then caused a “cross-default” event of default to occur under certain other master repurchase agreements relating to certain additional Company mortgage warehouse facilities. The Company promptly obtained waivers for such “change of control” event of default and each related “cross-default” event of default from all applicable lenders. The master repurchase agreement under which the “change of control” event of default occurred was also amended to remove the change of control provision as it relates to the Parent Company.
In addition, RMS obtained a waiver of the need to comply with the minimum interest coverage covenant contained in one of its master repurchase agreements. Absent such waiver, at June 30, 2015, RMS would not have been in compliance with such covenant.
As a result of the waivers obtained, the Company's subsidiaries were in compliance with their financial covenants on warehouse borrowings at June 30, 2015.
14. Share-Based Compensation
During the three and six months ended June 30, 2015, the Company granted 348,567 performance shares, 789,210 options and 623,963 RSUs.
The performance shares contain a market-based performance condition in addition to a service component. These performance shares vest at the end of the performance period, or December 31, 2017, and the shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the target performance award grant. The performance shares ultimately awarded upon vesting are based on the percentile rank of the Company's TSR relative to the distribution of TSRs of peer group companies. TSR is measured based on a comparison of the average closing price for the twenty trading days immediately prior to January 15, 2015, or the first day of the performance period, and the average closing price for the last twenty trading days of the performance period. TSR will include the effect of dividends paid during the performance period. The weighted-average fair value of these performance shares at their grant date was $19.30 and was estimated on the date of grant using a Monte Carlo simulation model that included valuation inputs for expected volatility of 52.32%, risk free interest rate of 0.75% and no dividend yield.
The options granted cliff vest in three years based upon a service condition and have a seven year contractual term. The fair value of the stock options of $6.49 was based on the estimate of fair value on the date of grant using the Black-Scholes option pricing model and related assumptions.

The RSUs granted include immediately vesting RSUs granted to the Company's non-employee directors and RSUs granted to the Company's employees that vest ratably over three years based upon a service condition. The weighted-average grant date fair value of $16.55 for these awards was based on the average of the high and the low market prices of the Company's stock on their respective dates of grant.
The Company's share-based compensation expense has been reflected in salaries and benefits expense in the consolidated statements of comprehensive income (loss).
15. Income Taxes
The Company calculates income tax expense (benefit) based on its estimated annual effective tax rate which takes into account all expected ordinary activity for the calendar year. The Company's effective tax rate will always differ from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses.
During the three months ended June 30, 2015 and 2014, the Company recorded impairment charges to goodwill related to the Reverse Mortgage reporting unit. This goodwill is not deductible for tax and as such, no tax benefit was recorded for these impairment charges. During the second quarters of 2015 and 2014, the Company calculated the tax expense (benefit) related to loss before income taxes for the six months ended June 30, 2015 and 2014, respectively, based on its estimated annual effective tax rate which takes into account all expected ordinary activity for the 2015 and 2014 years, respectively. This effective tax rate differs from the statutory rate of 35% primarily as a result of the non-deductible goodwill impairment as well as the impact of state taxes.
16. Common Stock and Earnings (Loss) Per Share
Share Repurchase Plan
On May 6, 2015, the Board of Directors of the Company authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock, during the period beginning on May 11, 2015 and ending on May 31, 2016. Repurchases may be made from time to time based upon the Company’s discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions. The share repurchase program may be extended, suspended or discontinued at any time without notice. As of the date of this filing, no repurchases have been made pursuant to the share repurchase program.
Rights Agreement
On June 29, 2015, the Company and Computershare Trust Company, N.A., as Rights Agent, entered into a Rights Agreement dated June 29, 2015. On June 29, 2015, the board of directors of the Company authorized and the Company declared a dividend of one preferred stock purchase right for each outstanding share of common stock of the Company. The dividend was payable on July 9, 2015 to stockholders of record as of the close of business on July 9, 2015 and entitles the registered holder to purchase from the Company one one-thousandth of a fully paid non-assessable share of Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $74.16 subject to adjustment as provided in the Rights Agreement. The terms of the preferred stock purchase rights are set forth in the Rights Agreement, which is summarized in the Company's Current Report on Form 8-K dated June 29, 2015. Subject to certain limited exceptions specified in the Rights Agreement, the rights are not exercisable until a person or group of persons acting in concert acquires beneficial ownership, as defined in the Rights Agreement, of more than 20% of the Company's outstanding shares of common stock. One such exception is that a person or group that already owned 20% or more of the Company's outstanding shares of common stock before the first public announcement of the rights plan may continue to own those shares without causing the rights to become exercisable. The rights plan will expire on June 29, 2016, unless the rights are earlier redeemed or exchanged by the Company.

Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings (loss) per share
Net income (loss)	$(38,119)	$(12,929)	$(69,127)	$4,448
Less: Net income allocated to unvested participating securities	—	—	—	(34)
Net income (loss) available to common stockholders (numerator)	$(38,119)	$(12,929)	$(69,127)	$4,414
Weighted-average common shares outstanding (denominator)	37,759	37,673	37,739	37,552
Basic earnings (loss) per share	$(1.01)	$(0.34)	$(1.83)	$0.12

Diluted earnings (loss) per share
Net income (loss)	$(38,119)	$(12,929)	$(69,127)	$4,448
Less: Net income allocated to unvested participating securities	—	—	—	(33)
Net income (loss) available to common stockholders (numerator)	$(38,119)	$(12,929)	$(69,127)	$4,415
Weighted-average common shares outstanding	37,759	37,673	37,739	37,552
Add: Effect of dilutive stock options, non-participating securities, and convertible notes	—	—	—	522
Diluted weighted-average common shares outstanding (denominator)	37,759	37,673	37,739	38,074
Diluted earnings (loss) per share	$(1.01)	$(0.34)	$(1.83)	$0.12
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
The following table summarizes anti-dilutive securities excluded from the computation of dilutive earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Outstanding share-based compensation awards:
Stock options	3,061	2,407	3,061	942
Performance shares (1)	688	444	688	444
Restricted stock units	769	222	769	11
Assumed conversion of Convertible Notes	4,932	4,932	4,932	4,932
__________
(1)     Performance shares represent number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
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

17. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$153,066	$154,843
Cash refund received for taxes	18	17,801
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon sales of loans	159,112	98,167
Servicing rights capitalized upon deconsolidation of Residual Trusts	3,133	—
Real estate owned acquired through foreclosure	64,778	59,484
Residential loans originated to finance the sale of real estate owned	15,574	30,057
Acquisition of servicing rights	10,658	83,868
18. Segment Reporting
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

•	Originations — consists of operations that purchase and originate mortgage loans that are intended for sale to third parties.

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

During the first quarter of 2015, the Company took actions to simplify its business including the reorganization of its reportable segments to align with changes in the management reporting structure. These changes affect how management monitors operating performance and allocates resources in the current business environment. As a result of this reorganization, the Company modified the Servicing segment by combining the Asset Receivables Management, Insurance, and Loans and Residuals businesses into the Servicing segment. The Company also made a change to the composition of indirect costs and depreciation and amortization allocated to the business segments and established an intersegment charge between the Servicing and Originations segments for certain loan originations associated with the Company's mortgage loan servicing portfolio. The changes to cost structure align with the business segments supported and segment performance metrics utilized by management. Indirect costs continue to be allocated based on headcount. The Company has recast segment operating results and total assets of prior periods to reflect these changes. As a result of the changes, income before taxes for the Originations segment decreased by $5.9 million while loss before taxes for the Servicing and Reverse Mortgage segments and Other non-reportable segment decreased by $4.9 million, $0.9 million and $0.1 million, respectively, for the three months ended June 30, 2014. Income before taxes for the Servicing and Originations segments increased (decreased) by $10.1 million and $(11.9) million, respectively, while loss before taxes for the Reverse Mortgage segment and Other non-reportable segment decreased by $1.7 million and $0.1 million, respectively, for the six months ended June 30, 2014. Total assets for the Servicing segment and Other non-reportable segment decreased by $3.0 million and $40.1 million, respectively, and total assets eliminated decreased by $43.1 million at December 31, 2014.
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

	For the Three Months Ended June 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$274,196	$128,702	$20,172	$854	$(11,491)	$412,433
Income (loss) before income taxes	82,296	32,965	(90,960)	(39,300)	—	(14,999)

	For the Three Months Ended June 30, 2014
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$202,862	$150,299	$38,718	$35,612	$(13,778)	$413,713
Income (loss) before income taxes	(23,349)	58,401	(85,716)	(1,262)	—	(51,926)
__________

(1)
The Company’s Servicing segment includes net servicing revenue and fees with external customers of $212.0 million and $132.2 million for the three months ended June 30, 2015 and 2014. All net servicing revenue and fees of the Company's Reverse Mortgage segment were derived from external customers for the three months ended June 30, 2015 and 2014.

(2)
The Company’s Servicing segment includes net servicing revenue and fees of $2.4 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, associated with intercompany activity with the Other non-reportable segment.

(3)
The Company's Servicing segment includes other revenues of $8.5 million and $11.2 million for the three months ended June 30, 2015 and 2014, respectively, associated with fees earned for certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio.

	For the Six Months Ended June 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$417,959	$259,002	$64,099	$4,147	$(21,917)	$723,290
Income (loss) before income taxes	31,624	74,763	(104,417)	(66,647)	—	(64,677)

	For the Six Months Ended June 30, 2014
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$448,446	$259,513	$66,586	$36,926	$(27,810)	$783,661
Income (loss) before income taxes	43,027	72,628	(94,779)	(43,837)	—	(22,961)
__________

(1)
The Company’s Servicing segment includes net servicing revenue and fees with external customers of $291.5 million and $297.4 million for the six months ended June 30, 2015 and 2014. All net servicing revenue and fees of the Company's Reverse Mortgage segment were derived from external customers for the six months ended June 30, 2015 and 2014.

(2)
The Company’s Servicing segment includes net servicing revenue and fees of $4.8 million and $4.6 million for the six months ended June 30, 2015 and 2014, respectively, associated with intercompany activity with the Other non-reportable segment.

(3)
The Company's Servicing segment includes other revenues of $16.5 million and $23.2 million for the six months ended June 30, 2015 and 2014, respectively, associated with fees earned for certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio.

	Total Assets Per Segment
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
June 30, 2015	$5,664,167	$2,008,164	$11,085,456	$1,390,036	$(803,291)	$19,344,532
December 31, 2014	6,405,781	1,493,851	10,476,947	1,256,971	(641,573)	18,991,977

19. Certain Capital Requirements and Guarantees
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
Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through December 2015 from Fannie Mae. In addition, the Parent Company has provided a guarantee whereby it guarantees the performance and obligations of RMS under the Ginnie Mae HMBS program. In the event that the Parent Company fails to honor this guarantee, Ginnie Mae could terminate RMS’s status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse loans underlying HMBS guaranteed by Ginnie Mae. Ginnie Mae has continued to affirm RMS’s current commitment authority to issue HMBS. Each subsidiary of the Parent Company that is a Ginnie Mae issuer has also entered into a cross default agreement with Ginnie Mae which provides that, upon the default by a subsidiary under an applicable Ginnie Mae program agreement, Ginnie Mae will have the right to (i) declare a default on all other pools and loan packages of that subsidiary and all pools and loan packages of any affiliated Ginnie Mae issuer that executed the cross default agreement and (ii) exercise any other remedies available under applicable law against each of the affiliated Ginnie Mae issuers.
The Parent Company has also provided a guarantee to (i) Fannie Mae, dated May 31, 2013, for RMS, (ii) Fannie Mae, dated March 17, 2014, for Green Tree Servicing, and (iii) Freddie Mac, dated December 19, 2013, for Green Tree Servicing. Pursuant to the RMS guarantee, the Parent Company agreed to guarantee all of the obligations required to be performed or paid by RMS under RMS's mortgage selling and servicing contract or any other agreement between Fannie Mae and RMS relating to mortgage loans or participation interests that RMS delivers or has delivered to Fannie Mae or services or has serviced for, or on behalf of, Fannie Mae. RMS does not currently sell loans to Fannie Mae. Pursuant to the Green Tree Servicing Fannie Mae guarantee, the Parent Company agreed to guarantee all of the servicing obligations required to be performed or paid by Green Tree Servicing under Green Tree Servicing's mortgage selling and servicing agreement, the Fannie Mae selling and servicing guides, or any other agreement between Fannie Mae and Green Tree Servicing. The Parent Company also agreed to guarantee all selling representations and warranties Green Tree Servicing has assumed, or may in the future assume, in connection with Green Tree Servicing's purchase of mortgage servicing rights related to Fannie Mae loans. The Parent Company does not guarantee Green Tree Servicing's obligations relating to the selling representations and warranties made or assumed by Green Tree Servicing in connection with the sale and/or securitization of mortgage loans to and/or by Fannie Mae. Pursuant to the Green Tree Servicing Freddie Mac guarantee, the Parent Company agreed to guarantee all of the seller and servicer obligations required to be performed or paid by Green Tree Servicing under any agreement between Freddie Mac and Green Tree Servicing.
After taking into account the waivers described above, all of the Company's subsidiaries were in compliance with all of their capital requirements at June 30, 2015.
20. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in 11 securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million drawn under LOCs issued by such third party as credit enhancements to such trusts. The total amount available on these LOCs for these trusts was $262.4 million at June 30, 2015. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitization trusts, the Company does not expect that the final $165.0 million of capacity under the LOCs will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.
Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company is required to call these securitizations when each loan pool falls to 10% of the original principal amount and expects to begin to make such calls in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $419.3 million.

Unfunded Commitments
Reverse Mortgage Segment
The Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.3 billion and similar commitments on fixed-rate reverse loans of $1.3 million at June 30, 2015. This additional borrowing capacity is primarily in the form of undrawn lines-of-credit, with the balance available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $131.1 million and commitments to purchase and sell loans totaling $7.1 million and $141.8 million, respectively, at June 30, 2015.
Originations Segment
The Company had short-term commitments to lend $3.6 billion and commitments to purchase loans totaling $98.5 million at June 30, 2015. In addition, the Company had commitments to sell $5.7 billion and purchase $1.4 billion in mortgage-backed securities at June 30, 2015.
Other
The Company has entered into an agreement to contribute cash and other assets in exchange for equity interests in WCO. The Company's total capital commitment is $20.0 million, of which $9.3 million remained unfunded at June 30, 2015.
Mortgage Origination Contingencies
The Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed mortgage loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that the loans sold are in breach of these representations or warranties, the Company generally has an obligation to repurchase the loan for the unpaid principal balance, accrued interest, and related advances and indemnify the purchaser. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties.
The Company's representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At June 30, 2015, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $41.1 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through June 30, 2015 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company’s estimate of the liability associated with representations and warranties exposure was $15.4 million at June 30, 2015 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheet.
Servicing Contingencies
The Company services loans it originated and securitized and also services loans on behalf of securitization trusts or other credit owners. The Company’s servicing obligations are set forth in industry regulations established by HUD and the FHA and in servicing and sub-servicing agreements with the applicable counterparties, such as Fannie Mae, Freddie Mac and other credit owners. Both the regulations and the servicing agreements provide that the servicer may be liable for failure to perform its servicing obligations and further provide remedies for certain servicer breaches.
Reverse Mortgage Loans
Subsequent to the completion of the acquisition of RMS, the Company discovered a failure by RMS to record certain liabilities to HUD, FHA, and/or credit owners related to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $93.9 million at June 30, 2015 related to the foregoing which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheet. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the six months ended June 30, 2015, the Company recorded a provision, net of expected third party recoveries, related to the curtailment liability of $24.1 million. The Company has potential estimated maximum financial statement exposure for an additional $134.1 million related to similar claims, which are reasonably possible, but which the Company believes are primarily the responsibility of third parties (e.g., prior servicers and/or credit owners). The Company’s potential exposure to a substantial portion of this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. The Company is pursuing and will continue to pursue mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure.
Mortgage Loans
The Company had a curtailment obligation liability of $8.3 million at June 30, 2015 related to mortgage loan servicing which it assumed through an acquisition of servicing rights during the three months ended June 30, 2015. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheet.
Litigation and Regulatory Matters
In the ordinary course of business, the Parent Company and its subsidiaries are defendants in, or parties to, many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. Many of these actions and proceedings are based on alleged violations of consumer protection laws governing the Company's servicing and origination activities. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company.
The Company, in the ordinary course of business, is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. In connection with formal and informal inquiries, the Company receives numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of the Company’s activities.
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
Reserves are established for pending or threatened litigation, regulatory and governmental matters when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. In light of the inherent uncertainties involved in litigation and other legal proceedings, it is not always possible to determine a reasonable estimate of the amount of a probable loss, and the Company may estimate a range of possible loss for consideration in its estimated accruals. The estimates are based upon currently available information, including advice of counsel, and involve significant judgment taking into account the varying stages and inherent uncertainties of such matters. Accordingly, the Company’s estimates may change from time to time and such changes may be material to the consolidated financial results. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $2.7 million at June 30, 2015. It is also reasonably possible that the Company could incur no losses in excess of amounts accrued. As available information changes, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
At June 30, 2015, the Company’s recorded reserves associated with legal and regulatory contingencies were approximately $33 million; however, there can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

The following is a description of certain litigation and regulatory matters:
In response to a CID from the FTC issued in November 2010 and a CID from the CFPB in September 2012, Green Tree Servicing produced documents and other information concerning a wide range of its loan servicing operations. On October 7, 2013, the CFPB notified Green Tree Servicing that the CFPB’s staff was considering recommending that the CFPB take action against Green Tree Servicing for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Green Tree Servicing that they had sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. In April 2014, Green Tree Servicing began discussions with the FTC and CFPB staffs to determine if a settlement of the proposed action could be achieved. On February 16, 2015, Green Tree Servicing informed the agencies that it would agree to the terms of a proposed stipulated order that, subject to approval by the FTC, the CFPB and the court, would settle the matters arising from the FTC and CFPB investigation. The FTC and CFPB approved the proposed order, and on April 21, 2015, the FTC, CFPB, and Green Tree Servicing filed the proposed order with the United States District Court for the District of Minnesota, which subsequently approved it. Under the order, Green Tree Servicing, without admitting or denying the allegations in a complaint filed by the FTC and CFPB, agreed to pay: (i) $18 million for alleged misrepresentations relating to payment methods that entail convenience fees; (ii) $30 million for alleged misrepresentations related primarily to the time it would take to review short sale requests and for alleged delays in processing loan modifications in servicing transfers; and (iii) a $15 million civil money penalty. The Company accrued the full amounts required under the order in the Company’s consolidated financial statements as of December 31, 2014 and paid amounts due during the second quarter of 2015.
In October 2013, the Company received a subpoena from the HUD Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECMs serviced or sub-serviced by RMS, and (ii) RMS’ contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. Since that time, the Company has been cooperating with an investigation relating to these issues by the Department of Justice and the HUD Office of Inspector General. In April 2015, the U.S. District Court for the Middle District of Florida granted a motion by the Department of Justice to partially intervene in United States ex. rel. McDonald v. Walter Investment Management Corp., et al., No. 8:13-CV-1705-T23-TGW, which is a civil qui tam complaint that had been filed under seal and that named the Company, RMS, other subsidiaries of the Company, and others, as defendants. This complaint asserts claims under the False Claims Act and Florida law and alleges, among other things, that RMS did not comply with certain HUD regulations applicable to the servicing of reverse mortgages and improperly sought interest payments from HUD. Discussions between the Company and representatives of the Department of Justice and HUD concerning this matter have continued to progress and the parties have reached a tentative settlement agreement, which the Company expects will be finalized in the near-term.  The Company expects that the agreement will settle the claims against the Company without an admission or finding of liability on the part of the Company, and that the Company will agree to make a financial payment to the United States. The Company does not expect that any financial payment by the Company as part of the anticipated settlement will exceed the accruals that the Company has included in its consolidated financial statements as of June 30, 2015.  In the event that the ongoing discussions do not result in the anticipated resolution, the Company expects to defend vigorously against the claims, as to which the Company believes it has legal and factual defenses. Resolutions of investigations or lawsuits, or findings of liability, under the False Claims Act and other federal statutes including the Financial Institutions Reform, Recovery and Enforcement Act of 1989 may result in potentially significant financial consequences, including the payment of up to three times the actual damages sustained by the government and civil penalties. The Company cannot provide any assurance as to the outcome of this matter, or that any consequences will not have a material adverse effect on its reputation, business, prospects, financial condition, liquidity and results of operations.
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint names as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserted federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. On December 23, 2014, the court granted the defendants’ motions to dismiss and dismissed the amended complaint without prejudice. On January 6, 2015, plaintiffs filed a second amended complaint. The second amended complaint asserted the same legal claims and alleged that between May 9, 2012 and August 11, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls and financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Green Tree Servicing, the liabilities associated with the Company’s acquisition of RMS, and RMS's internal controls. The complaint seeks class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and August 11, 2014. On January 23, 2015, all defendants moved to dismiss the second amended complaint. On June 30, 2015, the court issued a decision that granted the motions to dismiss in part and denied the motions in part. Among other things, the court dismissed the claims against Messrs. O’Brien, Cauthen, Dixon and Helm and the claims relating to statements about the Company’s acquisition of RMS. On July 10, 2015, plaintiffs filed a third amended complaint that, among other things, added certain allegations concerning the Company’s settlement with the FTC and CFPB. Plaintiffs’ motion for class certification is due on August 30, 2015. The Company cannot provide any assurance as to the outcome of the putative shareholder class action or that such an outcome will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.
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
Walter Energy Matters
The Company may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for 2009 and prior tax years. Under federal law, each member of a consolidated group for U.S. federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it was a member of the consolidated group at any time during such year. Certain former subsidiaries of the Company (which were subsequently merged or otherwise consolidated with certain current subsidiaries of the Company) were part of the Walter Energy consolidated tax group prior to our spin-off from Walter Energy on April 17, 2009. As a result, if the Walter Energy consolidated group’s federal income taxes (including penalties and interest) for such tax years are not discharged by Walter Energy or otherwise, the Company could be liable for such amounts.
Walter Energy Tax Matters. According to Walter Energy’s Form 10-Q (the “Walter Energy Form 10-Q”) for the quarter ended June 30, 2015 (filed with the SEC on August 6, 2015), certain tax matters with respect to certain tax years prior to and including the year of our spin-off from Walter Energy remain unresolved, including certain tax matters relating to: (i) a “proof of claim” for a substantial amount of taxes, interest and penalties with respect to Walter Energy’s fiscal years ended August 31, 1983 through May 31, 1994, which was filed by the IRS in connection with Walter Energy’s bankruptcy filing on December 27, 1989 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division; (ii) an IRS audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008; and (iii) an IRS audit of Walter Energy’s federal income tax returns for the 2009 through 2013 tax years. It is unclear how these tax matters will be impacted, if at all, by Walter Energy’s recent Chapter 11 bankruptcy filing in Alabama, which is discussed below.
Walter Energy 2015 Bankruptcy Filing. On July 15, 2015, Walter Energy filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama and, in connection therewith, filed a motion to assume a pre-petition restructuring support agreement between Walter Energy and certain holders of its funded indebtedness. Under this agreement, the parties thereto will pursue confirmation of a plan of reorganization (the “plan”) unless certain events occur, in which case Walter Energy will abandon the plan process and pursue a sale of its assets in accordance with Section 363 of the Bankruptcy Code. There is no indication in the plan of the amount of anticipated tax claims. According to the Walter Energy Form 10-Q, Walter Energy (i) intends to seek a comprehensive resolution of all outstanding federal tax issues including, to the extent possible, issues relating to the “proof of claim” described above, in connection with its recent Chapter 11 bankruptcy filing in Alabama and (ii) expects that any plan would provide mechanisms for the treatment of potential income tax liabilities.
The Company cannot predict whether or to what extent it may become liable for federal income taxes of the Walter Energy consolidated group, in part because it believes, based on publicly available information, that: (i) the amount of taxes owed by the Walter Energy consolidated group for the periods from 1983 through 2009 remains unresolved; (ii) in light of Walter Energy’s 2015 Chapter 11 bankruptcy filing, it is unclear (a) whether Walter Energy will be obligated or able to pay any or all of such amounts owed and (b) what portion of the IRS claims against the Walter Energy consolidated group for 2009 and prior tax years are attributable to tax, interest and/or penalties and what priority, if any, the IRS will receive in the Alabama bankruptcy proceedings with respect to its claims against Walter Energy; and (iii) it cannot predict whether, in the event Walter Energy does not discharge all tax obligations for the consolidated group, the IRS will seek to enforce tax claims against former members of the Walter Energy consolidated group. Further, because the Company cannot currently estimate its liability, if any, relating to the federal income tax liability of Walter Energy’s consolidated tax group during the tax years in which it was a part of such group, it cannot determine whether such liabilities, if any, could have a material adverse effect on its business, financial condition, liquidity and/or results of operations.

Tax Separation Agreement. In connection with our spin-off from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement, dated April 17, 2009. Notwithstanding any several liability the Company may have under federal tax law described above, under the Tax Separation Agreement, Walter Energy agreed to retain full liability for all U.S. federal income or state combined income taxes of the Walter Energy consolidated group for 2009 and prior tax years (including any interest, additional taxes or penalties applicable thereto), subject to limited exceptions.
It is unclear, however, whether claims made by the Company under the Tax Separation Agreement would be enforceable against Walter Energy in connection with, or following the conclusion of, the various Walter Energy bankruptcy proceedings described above or if such claims would be rejected or disallowed under bankruptcy law, and whether Walter Energy will have the ability to satisfy in part or in full the amount of any claims made by the Company under the Tax Separation Agreement.
Furthermore, the Tax Separation Agreement provides that Walter Energy has, in its sole discretion, the exclusive right to represent the interests of the consolidated group in any audit, court proceeding or settlement of a claim with the IRS for the tax years in which certain of the Company’s former subsidiaries were a member of the Walter Energy consolidated group for U.S. federal income tax purposes. Moreover, the Tax Separation Agreement obligates the Company to take certain tax positions that are consistent with those taken historically by Walter Energy. In the event the Company does not take such positions, it could be liable to Walter Energy to the extent our failure to do so results in an increased tax liability or the reduction of any tax asset of Walter Energy. These arrangements may result in conflicts of interests between the Company and Walter Energy, particularly with regard to the Walter Energy bankruptcy proceedings described above.
Lastly, according to its public filings, Walter Energy’s 2009 tax year is currently under audit. Accordingly, if it is determined that certain distribution taxes and other amounts are owed related to the Company's spin-off from Walter Energy in 2009, the Company may be liable under the Tax Separation Agreement for all or a portion of such amounts.
The Company is unable to estimate reasonably possible losses for the matter described above.
21. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the indenture governing the 7.875% Senior Notes due December 2021, certain existing and future 100% owned domestic subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
June 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$7,160	$334,620	$2,000	$—	$343,780
Restricted cash and cash equivalents	10,510	758,986	81,037	—	850,533
Residential loans at amortized cost, net	14,334	10,047	518,511	—	542,892
Residential loans at fair value	—	12,368,893	553,410	—	12,922,303
Receivables, net	33,237	204,828	21,855	—	259,920
Servicer and protective advances, net	—	441,681	1,073,778	35,133	1,550,592
Servicing rights, net	—	1,917,551	—	—	1,917,551
Goodwill	—	518,929	—	—	518,929
Intangible assets, net	—	89,904	5,880	—	95,784
Premises and equipment, net	241	109,590	—	—	109,831
Other assets	51,598	165,741	15,078	—	232,417
Due from affiliates, net	831,224	—	—	(831,224)	—
Investments in consolidated subsidiaries and VIEs	2,414,265	21,233	—	(2,435,498)	—
Total assets	$3,362,569	$16,942,003	$2,271,549	$(3,231,589)	$19,344,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$40,453	$582,722	$4,973	$(5,280)	$622,868
Servicer payables	—	704,318	—	—	704,318
Servicing advance liabilities	—	208,909	1,036,409	—	1,245,318
Warehouse borrowings	—	1,620,260	—	—	1,620,260
Excess servicing spread liability at fair value	—	64,556	—	—	64,556
Corporate debt	2,264,887	1,218	—	—	2,266,105
Mortgage-backed debt	—	—	1,108,032	—	1,108,032
HMBS related obligations at fair value	—	10,588,671	—	—	10,588,671
Deferred tax liability, net	41,180	64,060	2,844	271	108,355
Obligation to fund Non-Guarantor VIEs	—	33,665	—	(33,665)	—
Due to affiliates, net	—	740,498	90,726	(831,224)	—
Total liabilities	2,346,520	14,608,877	2,242,984	(869,898)	18,328,483

Stockholders' equity:
Total stockholders' equity	1,016,049	2,333,126	28,565	(2,361,691)	1,016,049
Total liabilities and stockholders' equity	$3,362,569	$16,942,003	$2,271,549	$(3,231,589)	$19,344,532

Condensed Consolidating Balance Sheet
December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$3,162	$311,810	$5,203	$—	$320,175
Restricted cash and cash equivalents	10,507	617,774	104,734	—	733,015
Residential loans at amortized cost, net	13,302	8,456	1,292,781	—	1,314,539
Residential loans at fair value	—	11,246,197	586,433	—	11,832,630
Receivables, net	16,363	172,579	26,687	—	215,629
Servicer and protective advances, net	—	527,758	1,192,473	40,851	1,761,082
Servicing rights, net	—	1,730,216	—	—	1,730,216
Goodwill	—	575,468	—	—	575,468
Intangible assets, net	—	97,248	6,255	—	103,503
Premises and equipment, net	157	124,769	—	—	124,926
Other assets	69,780	164,815	46,199	—	280,794
Due from affiliates, net	697,979	—	—	(697,979)	—
Investments in consolidated subsidiaries and VIEs	2,641,527	15,756	—	(2,657,283)	—
Total assets	$3,452,777	$15,592,846	$3,260,765	$(3,314,411)	$18,991,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$42,076	$616,445	$14,294	$(8,986)	$663,829
Servicer payables	—	584,567	—	—	584,567
Servicing advance liabilities	—	205,628	1,160,257	—	1,365,885
Warehouse borrowings	—	1,176,956	—	—	1,176,956
Excess servicing spread liability at fair value	—	66,311	—	—	66,311
Corporate debt	2,265,668	2,131	—	—	2,267,799
Mortgage-backed debt	—	—	1,751,459	—	1,751,459
HMBS related obligations at fair value	—	9,951,895	—	—	9,951,895
Deferred tax liability, net	68,374	15,353	2,869	21	86,617
Obligation to fund Non-Guarantor VIEs	—	32,902	—	(32,902)	—
Due to affiliates, net	—	583,331	114,648	(697,979)	—
Total liabilities	2,376,118	13,235,519	3,043,527	(739,846)	17,915,318

Stockholders' equity:
Total stockholders' equity	1,076,659	2,357,327	217,238	(2,574,565)	1,076,659
Total liabilities and stockholders' equity	$3,452,777	$15,592,846	$3,260,765	$(3,314,411)	$18,991,977

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$226,953	$10	$(3,048)	$223,915
Net gains on sales of loans	—	119,399	—	—	119,399
Interest income on loans	289	38	17,859	—	18,186
Net fair value gains on reverse loans and related HMBS obligations	—	6,815	—	—	6,815
Insurance revenue	—	10,469	1,170	(210)	11,429
Other revenues	310	33,014	12,273	(12,908)	32,689
Total revenues	599	396,688	31,312	(16,166)	412,433

EXPENSES
Salaries and benefits	7,258	135,875	24	—	143,157
General and administrative	10,436	140,947	5,207	(14,490)	142,100
Interest expense	37,065	12,484	19,797	(681)	68,665
Depreciation and amortization	29	15,877	187	—	16,093
Goodwill impairment	—	56,539	—	—	56,539
Corporate allocations	(13,709)	13,709	—	—	—
Other expenses, net	(1,086)	2,113	374	—	1,401
Total expenses	39,993	377,544	25,589	(15,171)	427,955

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	(98)	3,424	—	3,326
Other	(2,803)	—	—	—	(2,803)
Total other gains (losses)	(2,803)	(98)	3,424	—	523

Income (loss) before income taxes	(42,197)	19,046	9,147	(995)	(14,999)
Income tax expense (benefit)	(13,602)	36,150	970	(398)	23,120
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(28,595)	(17,104)	8,177	(597)	(38,119)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(9,524)	3,565	—	5,959	—
Net income (loss)	$(38,119)	$(13,539)	$8,177	$5,362	$(38,119)

Comprehensive income (loss)	$(38,030)	$(13,539)	$8,177	$5,362	$(38,030)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$145,438	$25	$(4,487)	$140,976
Net gains on sales of loans	—	144,611	—	—	144,611
Interest income on loans	163	156	33,899	—	34,218
Net fair value gains on reverse loans and related HMBS obligations	—	26,936	—	—	26,936
Insurance revenue	—	18,396	1,410	—	19,806
Other revenues	267	46,693	5,137	(4,931)	47,166
Total revenues	430	382,230	40,471	(9,418)	413,713

EXPENSES
Salaries and benefits	6,632	138,870	—	—	145,502
General and administrative	5,384	140,580	6,065	(9,688)	142,341
Interest expense	36,809	17,284	20,597	—	74,690
Depreciation and amortization	30	18,163	198	—	18,391
Goodwill impairment	—	82,269	—	—	82,269
Corporate allocations	(13,339)	13,339	—	—	—
Other expenses, net	283	261	3,434	—	3,978
Total expenses	35,799	410,766	30,294	(9,688)	467,171

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(5)	(1,073)	2,610	—	1,532
Total other gains (losses)	(5)	(1,073)	2,610	—	1,532

Income (loss) before income taxes	(35,374)	(29,609)	12,787	270	(51,926)
Income tax expense (benefit)	(60,493)	19,950	1,440	106	(38,997)
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	25,119	(49,559)	11,347	164	(12,929)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(38,048)	3,553	—	34,495	—
Net income (loss)	$(12,929)	$(46,006)	$11,347	$34,659	$(12,929)

Comprehensive income (loss)	$(12,924)	$(46,006)	$11,343	$34,663	$(12,924)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$322,006	$66	$(7,270)	$314,802
Net gains on sales of loans	—	244,626	—	—	244,626
Interest income on loans	549	100	49,478	—	50,127
Net fair value gains on reverse loans and related HMBS obligations	—	37,589	—	—	37,589
Insurance revenue	—	23,391	2,592	(423)	25,560
Other revenues	3,288	48,639	31,150	(32,491)	50,586
Total revenues	3,837	676,351	83,286	(40,184)	723,290

EXPENSES
Salaries and benefits	12,371	277,936	78	—	290,385
General and administrative	19,088	270,058	10,922	(29,321)	270,747
Interest expense	73,799	23,428	47,748	(1,439)	143,536
Depreciation and amortization	59	32,290	376	—	32,725
Goodwill impairment	—	56,539	—	—	56,539
Corporate allocations	(26,453)	26,453	—	—	—
Other expenses, net	(813)	3,043	3,218	—	5,448
Total expenses	78,051	689,747	62,342	(30,760)	799,380

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	(332)	2,786	—	2,454
Other	8,959	—	—	—	8,959
Total other gains (losses)	8,959	(332)	2,786	—	11,413

Income (loss) before income taxes	(65,255)	(13,728)	23,730	(9,424)	(64,677)
Income tax expense (benefit)	(18,494)	24,672	2,038	(3,766)	4,450
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(46,761)	(38,400)	21,692	(5,658)	(69,127)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(22,366)	9,388	—	12,978	—
Net income (loss)	$(69,127)	$(29,012)	$21,692	$7,320	$(69,127)

Comprehensive income (loss)	$(69,011)	$(29,012)	$21,692	$7,320	$(69,011)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$322,789	$48	$(9,069)	$313,768
Net gains on sales of loans	—	248,645	—	—	248,645
Interest income on loans	322	333	67,985	—	68,640
Net fair value gains on reverse loans and related HMBS obligations	—	44,172	—	—	44,172
Insurance revenue	—	40,334	2,860	—	43,194
Other revenues	536	64,275	9,928	(9,497)	65,242
Total revenues	858	720,548	80,821	(18,566)	783,661

EXPENSES
Salaries and benefits	7,900	273,499	—	—	281,399
General and administrative	16,806	241,455	12,845	(19,900)	251,206
Interest expense	73,250	34,709	41,580	—	149,539
Depreciation and amortization	60	36,576	399	—	37,035
Goodwill impairment	—	82,269	—	—	82,269
Corporate allocations	(24,282)	24,282	—	—	—
Other expenses, net	449	607	3,147		4,203
Total expenses	74,183	693,397	57,971	(19,900)	805,651

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(54)	(1,484)	567	—	(971)
Total other gains (losses)	(54)	(1,484)	567	—	(971)

Income (loss) before income taxes	(73,379)	25,667	23,417	1,334	(22,961)
Income tax expense (benefit)	(70,973)	40,013	2,983	568	(27,409)
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(2,406)	(14,346)	20,434	766	4,448
Equity in earnings (loss) of consolidated subsidiaries and VIEs	6,854	2,029	—	(8,883)	—
Net income (loss)	$4,448	$(12,317)	$20,434	$(8,117)	$4,448

Comprehensive income (loss)	$4,457	$(12,317)	$20,426	$(8,109)	$4,457

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(86,981)	$(340,671)	$158,896	$—	$(268,756)

Investing activities
Purchases and originations of reverse loans held for investment	—	(922,422)	—	—	(922,422)
Principal payments received on reverse loans held for investment	—	385,073	—	—	385,073
Principal payments received on mortgage loans held for investment	386	—	69,280	—	69,666
Payments received on charged-off loans held for investment	—	12,249	—	—	12,249
Payments received on receivables related to Non-Residual Trusts	—	—	3,853	—	3,853
Cash proceeds from sales of real estate owned, net	2	32,689	4,853	—	37,544
Purchases of premises and equipment	(143)	(9,605)	—	—	(9,748)
Decrease (increase) in restricted cash and cash equivalents	(3)	(4,007)	7,124	—	3,114
Payments for acquisitions of businesses, net of cash acquired	—	(2,810)	—	—	(2,810)
Acquisitions of servicing rights	—	(189,276)	—	—	(189,276)
Proceeds from sale of investment	14,376	—	—	—	14,376
Proceeds from sale of servicing rights	—	778	—	—	778
Proceeds from sale of residual interests in Residual Trusts	189,513	—	—	—	189,513
Capital contributions to subsidiaries and VIEs	(4,505)	(4,296)	—	8,801	—
Returns of capital from subsidiaries and VIEs	20,094	12,370	—	(32,464)	—
Change in due from affiliates	(132,284)	24,983	(21)	107,322	—
Other	11,754	488	—	—	12,242
Cash flows provided by (used in) investing activities	99,190	(663,786)	85,089	83,659	(395,848)

Financing activities
Payments on corporate debt	(7,500)	(914)	—	—	(8,414)
Proceeds from securitizations of reverse loans	—	951,234	—	—	951,234
Payments on HMBS related obligations	—	(466,188)	—	—	(466,188)
Issuances of servicing advance liabilities	—	141,555	284,341	—	425,896
Payments on servicing advance liabilities	—	(138,273)	(408,190)	—	(546,463)
Net change in warehouse borrowings related to mortgage loans	—	454,012	—	—	454,012
Net change in warehouse borrowings related to reverse loans	—	(10,708)	—	—	(10,708)
Payments on excess servicing spread liability	—	(4,576)	—	—	(4,576)
Other debt issuance costs paid	—	(5,397)	(197)	—	(5,594)
Payments on mortgage-backed debt	—	—	(81,795)	—	(81,795)
Capital contributions	—	4,235	4,566	(8,801)	—
Capital distributions	—	(9,581)	(22,883)	32,464	—
Change in due to affiliates	(961)	132,184	(23,901)	(107,322)	—
Other	250	(20,316)	871	—	(19,195)
Cash flows provided by (used in) financing activities	(8,211)	1,027,267	(247,188)	(83,659)	688,209

Net increase (decrease) in cash and cash equivalents	3,998	22,810	(3,203)	—	23,605
Cash and cash equivalents at the beginning of the period	3,162	311,810	5,203	—	320,175
Cash and cash equivalents at the end of the period	$7,160	$334,620	$2,000	$—	$343,780

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows used in operating activities	$(6,374)	$(49,030)	$(18,007)	$(431)	$(73,842)

Investing activities
Purchases and originations of reverse loans held for investment	—	(715,969)	—	—	(715,969)
Principal payments received on reverse loans held for investment	—	234,779	—	—	234,779
Principal payments received on mortgage loans held for investment	56	273	79,616	—	79,945
Payments received on charged-off loans held for investment	—	2,055	—	—	2,055
Payments received on receivables related to Non-Residual Trusts	—	—	5,696	—	5,696
Cash proceeds from sales of real estate owned, net	178	13,498	8,717	—	22,393
Purchases of premises and equipment	—	(12,958)	—	—	(12,958)
Decrease (increase) in restricted cash and cash equivalents	(752)	4,749	(1,576)	—	2,421
Payments for acquisitions of businesses, net of cash acquired	—	(167,955)	—	—	(167,955)
Acquisitions of servicing rights	—	(101,244)	—	—	(101,244)
Acquisitions of charged-off loans held for investment	—	(57,052)	—	—	(57,052)
Capital contributions to subsidiaries and VIEs	(33,431)	(4,127)	—	37,558	—
Returns of capital from subsidiaries and VIEs	20,721	7,653	—	(28,374)	—
Change in due from affiliates	(64,028)	(23,326)	(28,200)	115,554	—
Other	—	(4,962)	—	—	(4,962)
Cash flows provided by (used in) investing activities	(77,256)	(824,586)	64,253	124,738	(712,851)

Financing activities
Payments on corporate debt	(7,500)	(1,393)	—	—	(8,893)
Proceeds from securitizations of reverse loans	—	839,431	—	—	839,431
Payments on HMBS related obligations	—	(267,904)	—	—	(267,904)
Issuances of servicing advance liabilities	—	468,376	143,519	—	611,895
Payments on servicing advance liabilities	—	(432,639)	(110,101)	—	(542,740)
Net change in warehouse borrowings related to mortgage loans	—	126,425	—	—	126,425
Net change in warehouse borrowings related to reverse loans	—	(60,772)	—	—	(60,772)
Other debt issuance costs paid	—	(13,509)	—	—	(13,509)
Payments on mortgage-backed debt	—	—	(90,666)	—	(90,666)
Capital contributions	—	33,431	4,127	(37,558)	—
Capital distributions	—	(5,971)	(22,403)	28,374	—
Change in due to affiliates	(4,497)	88,380	31,240	(115,123)	—
Other	6,833	(1,950)	(1)	—	4,882
Cash flows provided by (used in) financing activities	(5,164)	771,905	(44,285)	(124,307)	598,149

Net increase (decrease) in cash and cash equivalents	(88,794)	(101,711)	1,961	—	(188,544)
Cash and cash equivalents at the beginning of the period	100,009	388,644	3,232	—	491,885
Cash and cash equivalents at the end of the period	$11,215	$286,933	$5,193	$—	$303,341

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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1, “Legal Proceedings,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and in our other filings with the SEC.
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

•	increased scrutiny and potential enforcement actions by federal and state authorities;

•
the substantial resources (including senior management time and attention) we devote to, and the significant compliance costs we incur in connection with, regulatory and contractual compliance and regulatory examinations and inquiries, and any consumer redress, fines, penalties or similar payments we make in connection with resolving such matters;

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

•
our dependence on U.S. government-sponsored entities (especially Fannie Mae) and agencies and their residential loan programs and our ability to maintain relationships with, and remain qualified to participate in programs sponsored by, such entities, our ability to satisfy various existing or future GSE, agency and other capital, net worth, liquidity and other financial requirements applicable to our business, and our ability to remain qualified as a GSE approved seller, servicer or component servicer, including the ability to continue to comply with the GSEs’ respective residential loan and selling and servicing guides;

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

•	our ability to comply with the servicing standards required by the National Mortgage Settlement;

•	our ability to comply with the terms of the stipulated order resolving allegations arising from an FTC and CFPB investigation of Green Tree Servicing;

•	operational risks inherent in the mortgage servicing and mortgage originations businesses, including reputational risk;

•
risks related to our substantial levels of indebtedness, including our ability to comply with covenants contained in our debt agreements, generate sufficient cash to service such indebtedness and refinance such indebtedness on favorable terms, as well as our ability to incur substantially more debt;

•	our ability to renew advance financing facilities or warehouse facilities and maintain borrowing capacity under such facilities;

•	our ability to maintain or grow our servicing business and our residential loan originations business;

•	our ability to achieve our strategic initiatives;

•	changes in prepayment rates and delinquency rates on the loans we service or sub-service;

•	the ability of our clients and credit owners to transfer or otherwise terminate our servicing or sub-servicing rights;

•	a downgrade in our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive and performance payments and ancillary fees on our servicing portfolio;

•
our ability to collect indemnification payments and enforce repurchase obligations relating to mortgage loans we purchase from our correspondent clients and our ability to collect indemnification payments relating to servicing rights we purchase from prior servicers;

•
local, regional, national and global economic trends and developments in general, and local, regional and national real estate and residential mortgage market trends in particular, including the volume and pricing of home sales, the credit quality of loan origination customers and uncertainty regarding the levels of mortgage originations and prepayments;

•	uncertainty as to the volume of originations activity we will benefit from prior to, and following, the expiration of HARP, which is scheduled to occur on December 31, 2016;

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

•
risks related to our relationship with Walter Energy and uncertainties arising from or relating to its bankruptcy filings, including potential liability for any taxes, interest and/or penalties owed by the Walter Energy consolidated group for the full or partial tax years during which certain of the Company's former subsidiaries were a part of such consolidated group and certain other tax risks allocated to us in connection with our spin-off from Walter Energy.

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
In addition, this report may contain statements of opinion or belief concerning market conditions and similar matters. In certain instances, those opinions and beliefs could be based upon general observations by members of our management, anecdotal evidence and/or our experience in the conduct of our business, without specific investigation or statistical analyses. Therefore, while such statements reflect our view of the industries and markets in which we are involved, they should not be viewed as reflecting verifiable views and such views may not be shared by all who are involved in those industries or markets.
Executive Summary
The Company
We are a diversified mortgage banking firm focused primarily on servicing and originating residential loans, including reverse loans. We service a wide array of loans across the credit spectrum for our own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. Through our consumer and correspondent lending channels, we originate and purchase residential loans that we predominantly sell to GSEs and government entities. In addition, we operate several other complementary businesses which include managing a portfolio of credit-challenged, non-conforming residential mortgage loans; an insurance agency serving borrowers and credit owners of our servicing portfolio; a post charge-off collection agency; and an asset management business through our SEC registered investment advisor. These supplemental businesses allow us to leverage our core servicing capabilities and consumer base to generate complementary revenue streams.
At June 30, 2015, we serviced 2.3 million residential loans with an unpaid principal balance of $262.5 billion and we have been one of the 10 largest residential loan servicers in the U.S for the past two years according to Inside Mortgage Finance. Our originations business originated $12.7 billion in mortgage loan volume during the first six months of 2015 ranking it in the top 20 originators nationally according to Inside Mortgage Finance. Our reverse mortgage business is a leading integrated franchise in the reverse mortgage sector and according to an industry source, was the second leading issuer of HMBS during the first half of 2015.
During the six months ended June 30, 2015, we added to the unpaid principal balance of our third party mortgage loan servicing portfolio with $15.4 billion in servicing right acquisitions, $527.6 million in sub-servicing contracts and $8.9 billion in servicing rights capitalized upon sales of mortgage loans, while also adding $1.3 billion to our third party reverse loan servicing portfolio. Our third party mortgage loan and reverse mortgage servicing portfolio was reduced by $19.9 billion of unpaid principal balance in payoffs and sales during the six months ended June 30, 2015. In the same period of 2015, we originated and purchased $880.7 million in reverse mortgage volume and issued $855.2 million in HMBS. Our mortgage loan and reverse mortgage originations businesses help enable us to replenish our servicing portfolio.
As previously reported, during the first quarter of 2015, we took steps to simplify our business and reorganized our reportable segments to align with our changes in the management reporting structure. As a result of this reorganization, we modified the Servicing segment by combining the Asset Receivables Management, Insurance, and Loans and Residuals businesses into the Servicing segment. We believe the changes in our reportable business segments reflect the way management, under its new reporting structure, monitors performance, aligns strategies and allocates resources in the current environment, while altogether improving efficiencies. Refer to the Business Segment Results section below for additional information on this change. Due to the change, we now manage our Company in three reportable segments: Servicing, Originations, and Reverse Mortgage. A description of the business conducted by each of these segments is provided below:
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
Originations — Our Originations segment consists of operations that purchase and originate mortgage loans that are intended for sale to third parties. The mix of mortgage loans we have originated or purchased in our Originations segment, based on unpaid principal balance originated, has shifted from, at the beginning of 2014, substantially all Fannie Mae conventional conforming loans to, in the second quarter of 2015, (i) approximately 50% Fannie Mae conventional conforming loans and (ii) approximately 50% other types of mortgage loans, including Freddie Mac conventional conforming loans and Ginnie Mae loans, with a substantial majority of our Ginnie Mae loans being FHA-insured loans.
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

Financial Highlights
Total revenues for the three months ended June 30, 2015 were $412.4 million and were relatively flat as compared to the same period of 2014. We had a decrease of $25.2 million in net gains on sales of loans and $20.1 million in lower net fair value gains on reverse loans and related HMBS obligations. In addition, we had lower revenues due to $34.2 million in performance fees earned by our investment management business in the second quarter of 2014. This was partially offset by a $82.9 million increase in net servicing revenue and fees, primarily driven by a $84.7 million favorable change over the prior period in the fair value of servicing rights.
Total revenues for the six months ended June 30, 2015 were $723.3 million and were also relatively flat as compared to the same period of 2014. We had a decrease of $4.0 million in net gains on sales of loans and $6.6 million in lower net fair value gains on reverse loans and related HMBS obligations. In addition, we had lower revenues due to $34.2 million in performance fees earned by our investment management business in the second quarter of 2014. This was partially offset by a $1.0 million increase in net servicing revenue and fees.
We had lower net gains on sales of loans due primarily to a shift in volume from the higher margin retention channel to the lower margin correspondent channel, even though average interest rates were lower during the current year periods as compared to the prior year periods and these lower rates gave rise to a higher total volume of locked loans. We had lower net fair value gains on reverse loans and related HMBS obligations primarily due to the impact of a higher LIBOR rate at June 30, 2015 as compared to prior periods, partially offset by an increase in cash generated by origination, purchase and securitization of HECMs. We recorded gains on our servicing rights carried at fair value primarily as a result of increasing interest rates, offset partially by higher realization of expected cash flows.
Total expenses for the three and six months ended June 30, 2015 were $428.0 million and $799.4 million, respectively, and were relatively flat as compared to the same periods of 2014. We incurred $56.5 million and $82.3 million in impairment charges during the three months ended June 30, 2015 and 2014, respectively, as a result of goodwill evaluations performed in the second quarter of 2015 and 2014, respectively. The evaluations indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill at each evaluation date was less than its book value, therefore requiring the impairment charges. As a result of these goodwill impairment charges, the Reverse Mortgage reporting unit no longer has goodwill. Refer to Note 12 in the Notes to Consolidated Financial Statements for additional information.
Our cash flows used in operating activities were $268.8 million during the six months ended June 30, 2015. We finished the six months ended June 30, 2015 with $343.8 million in cash and cash equivalents. Cash flows used in operating activities increased by $194.9 million during the six months ended June 30, 2015 as compared to the same period in 2014 primarily as a result of a lower volume of loans sold in relation to originated loans, partially offset by higher collections of servicer and protective advances.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures period over period. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.
Market Opportunity and Strategy
We continue to pursue opportunities to bolster our servicing portfolio through acquisitions of servicing rights and entering into subservicing contracts, while also using our originations platform to refinance and retain loans in our current servicing portfolio as well as to generate new loans for servicing. We will generally seek to partner with WCO and other third parties who would purchase servicing rights and engage us as subservicer. Our strategy for growing our servicing portfolio generally depends upon us being able to collaborate with WCO and other such third parties in that fashion. Our ability to effect such collaborations will depend on various factors such as the capital available to such parties, their ability to purchase servicing rights at a price attractive to them and an agreement being reached between us and them on the price and terms for our subservicing engagement.
From time to time, we may look to selectively grow and add to our complementary businesses which leverage our core servicing portfolio and platform. In addition, as previously disclosed, we have been seeking opportunities to monetize certain non-core assets where we believe such transactions would have value for our business overall. In April 2015, we sold the residual interests in seven of the Residual Trusts and in the first quarter of 2015 we sold an equity method investment, as described in Business Segment Results. Further, on March 10, 2015, we entered into a nonbinding indicative term sheet with a prospective purchaser in connection with the potential sale of substantially all of our insurance business to such purchaser. There can be no assurance this potential sale will be consummated. At present, we do not anticipate entering into other significant sales of non-core assets, though we will continue to consider asset sale opportunities if they arise.

In 2015 we will re-brand our mortgage loan business by consolidating Ditech and Green Tree Servicing into one legal entity with one brand, Ditech, a Walter Company. We believe this consolidation, which we expect will take place during the third quarter of this year, will allow for greater focus on our consumers, will enhance brand recognition as mortgage loans originated by Ditech will be serviced by the same brand, will simplify the process and improve quality for the consumer and will provide us with greater opportunities to cross-sell. The consolidation will also enable us to better leverage our resources and talent across the businesses and is expected to drive operational efficiencies.
During the second half of 2015, we plan to implement significant measures to improve the profitability of our Reverse Mortgage segment. These measures will include streamlining the geographic footprint of the business and strengthening the retail origination channel with new leadership, following recent losses in personnel.
Through the end of 2015, we plan to continue to take actions across our businesses to improve efficiency and reduce expenses. For example, we plan to capture further opportunities for enhanced benefits from shared services and the acceleration of our automation efforts. We estimate that these actions, in conjunction with the combination of Ditech and Green Tree Servicing, are likely to provide at least $75 million in annual cost savings, with approximately $60 million expected to be realized in 2015. One time costs associated with the implementation of these initiatives are not expected to exceed $15 million.
Recent Developments
On June 29, 2015, the Company and Computershare Trust Company, N.A., as Rights Agent, entered into a Rights Agreement dated June 29, 2015. On June 29, 2015, the board of directors of the Company authorized and the Company declared a dividend of one preferred stock purchase right for each outstanding share of common stock of the Company. The dividend was payable on July 9, 2015 to stockholders of record as of the close of business on July 9, 2015 and entitles the registered holder to purchase from the Company one one-thousandth of a fully paid non-assessable share of Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $74.16, subject to adjustment as provided in the Rights Agreement. The terms of the preferred stock purchase rights are set forth in the Rights Agreement, which is summarized in the Company's Current Report on Form 8-K dated June 29, 2015. Subject to certain limited exceptions specified in the Rights Agreement, the rights are not exercisable until a person or group of persons acting in concert acquires beneficial ownership, as defined in the Rights Agreement, of more than 20% of the Company's outstanding shares of common stock. One such exception is that a person or group that already owned 20% or more of the Company's outstanding shares of common stock before the first public announcement of the rights plan may continue to own those shares without causing the rights to become exercisable. The rights plan will expire on June 29, 2016, unless the rights are earlier redeemed or exchanged by the Company.
Walter Capital Opportunity Corp.
In 2014, we made a $20 million capital commitment to WCO, a company formed to invest in mortgage-related assets, including MSRs, excess servicing spread related to MSRs, residential whole loans, agency mortgage-backed securities and other real estate-related securities and related derivatives. GTIM, our SEC registered investment adviser subsidiary, is the investment manager of WCO. As of the date of this report, WCO has total capital commitments of $220 million, approximately $118 million of which has been funded. WCO has invested substantially all of its funded capital in mortgage-related assets. From time to time, WCO may seek to raise additional capital and to invest in additional mortgage-related assets.
Although WCO is not obligated to utilize us to service its assets, we anticipate that we will have the opportunity to service some or all of such assets, subject to us and WCO agreeing on the terms of any such servicing arrangements. We recently entered into a servicing arrangement with WCO pursuant to which we have agreed to service a pool of residential whole loans owned by WCO in exchange for a servicing fee.
During the second quarter of 2015, we completed the contribution of 100% of the equity of Marix to WCO pursuant to the terms of an amended contribution agreement among us, WCO and certain other parties. Pursuant to such agreement and as consideration for such contribution, we are entitled to receive additional equity interests in WCO following achievement by Marix of various post-contribution milestones, including purchase of its first MSR. Marix holds certain state licenses to own MSRs and is an approved Freddie Mac and Fannie Mae servicer; however, any transfer to Marix of an MSR relating to a GSE mortgage loan would require the consent of the applicable GSE and potentially other approvals.

Regulatory Developments
Our business is subject to extensive regulation by various federal, state and local governmental and regulatory authorities. The policies, laws, rules and regulations applicable to our business have been rapidly evolving. Certain recent regulatory developments are described below. We are unable to predict what impact, if any, these recent developments and other changes will have on our business, including our ongoing regulatory matters and legal proceedings.
On November 20, 2013, the CFPB issued a final rule amending Regulation X of RESPA and Regulation Z of TILA integrating certain mortgage loan disclosure forms and requirements under RESPA and TILA. The effective date of the rule has been postponed to October 3, 2015 and the rule will apply to covered transactions for which the creditor or mortgage broker receives an application on or after the effective date.
On March 25, 2015, the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators proposed a set of prudential regulatory standards that would apply to all non-bank mortgage servicers licensed by and operating in any U.S. state. The standards address capital, liquidity, risk management, data standards, data protection, corporate governance, servicing transfer requirements and change of control requirements. A 90-day public comment period expired on June 23, 2015 and the proposal remains pending.
On May 20, 2015, the FHFA announced that Fannie Mae and Freddie Mac had finalized a proposal, which was announced on January 30, 2015, imposing new financial eligibility requirements for all current and potential single-family mortgage seller/servicers that do business with the GSEs. Under the new requirements, all such servicers must have a minimum net worth of $2.5 million, plus 0.25% of the unpaid principal balance on one- to four-family mortgage loans serviced. In addition, non-bank servicers must have a tangible net worth to total assets of at least 6%. With respect to liquidity, servicers must retain 0.035% on total agency servicing unpaid principal balance, and non-bank servicers must hold an additional 2% on total non-performing agency servicing unpaid principal balance that is greater than 6% of their total agency portfolio. These financial requirements will become effective on December 31, 2015, and compliance will be reviewed on a quarterly basis by Fannie Mae and Freddie Mac.
On May 8, 2015, the FHFA announced the extension of HARP, and on May 21, 2015, the U.S. Department of the Treasury announced the extension of HAMP. Both programs have been extended through December 31, 2016.
In connection with our purchase of Fannie Mae MSRs from ResCap on January 31, 2013, we agreed to service the mortgage loans for which the MSRs were acquired in accordance with the servicing standards set forth in a Consent Judgment, the National Mortgage Settlement, filed on April 4, 2012 in a legal proceeding involving ResCap as a party. Accordingly, we are subject to periodic testing by the Monitor, who was appointed under the Consent Judgment and charged with responsibility to determine whether the servicers subject to the NMS are complying with the NMS servicing standards and satisfying the requirements of the Consent Judgment. In the past, we have failed certain metrics and submitted various corrective action plans and remediation plans to the Monitor. Most recently, on June 22, 2015, the Monitor filed a report with the applicable court, stating that Green Tree Servicing had passed all metrics tested in the calendar quarters ended September 30, 2014 and December 31, 2014.
On April 27, 2015, all HECM lenders became subject to a new requirement to perform a financial assessment on all prospective HECM borrowers. As part of the financial assessment, the lender must evaluate borrowers’ willingness and capacity to meet their financial obligations and comply with the reverse mortgage requirements. Key components of the financial assessment include a credit history and property charge payment history analysis, a cash flow/residual income analysis, and an analysis of compensating factors and extenuating circumstances to determine if the applicant is eligible for a HECM loan.
During the three months ended June 30, 2015, HUD published various mortgagee letters regarding “due and payable” policies and parameters, including the requirement for the mortgagee to report the death of the last borrower to HUD within 60 days of death, loss mitigation options for HECM borrowers in default as the result of unpaid property charges such as taxes or hazard insurance premiums and the Mortgagee Optional Election Assignment, whereby the mortgagee may assign an eligible HECM loan to the FHA after the death of the last surviving borrower in order to allow an eligible surviving non-borrowing spouse to remain in the home, subject to certain requirements.
On July 10, 2015, the FCC issued a Declaratory Ruling and Order, effective immediately, clarifying numerous aspects of the Telephone Consumer Protection Act. The TCPA regulates telemarketing communications, the use of automatic telephone dialing systems and artificial or prerecorded voice messages (often referred to as “robocalls”) and unsolicited facsimile transmissions. Under the new ruling, the FCC adopted a broad definition of the term “automatic telephone dialing system” focusing on the functional capability of the dialing system rather than the system’s current application and usage. Additionally, the FCC clarified that a consumer who has previously given consent to be called may revoke such consent in any reasonable manner, but did not provide guidance as to what procedures or standards a business must follow in providing such revocation right.

There have been various legal and regulatory developments in Nevada regarding liens asserted by homeowner’s associations for unpaid assessments. In September 2014, the Nevada Supreme Court held that a HOA non-judicial foreclosure sale can extinguish a mortgage lender’s previously-recorded first deed of trust on a property if that foreclosure is to recover assessments categorized as super priority amounts. In June 2015, the U.S. District Court for the District of Nevada issued an opinion holding that federal law prohibits a HOA foreclosure proceeding from extinguishing a first deed of trust assigned to Fannie Mae. Also, new legislation in Nevada, expected to take effect on October 1, 2015, will require HOAs to provide notice to lienholders relating to the default and foreclosure sale and also to provide creditors with a right to redeem the property for up to 60 days following an HOA foreclosure sale. In addition, credit owners may assert claims against servicers for failure to advance sufficient funds to cover unpaid HOA assessments and protect the credit owner’s interest in the subject property. We service numerous loans in Nevada and are involved in litigation and other legal proceedings affected by, or related to, these HOA matters.
Additional Information
See our Annual Report on Form 10-K for the year ended December 31, 2014, as well as our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, for additional information about the regulatory framework under which we operate.
Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands)

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
REVENUES
Net servicing revenue and fees	$223,915	$140,976	$82,939	59%	$314,802	$313,768	$1,034	—%
Net gains on sales of loans	119,399	144,611	(25,212)	(17)%	244,626	248,645	(4,019)	(2)%
Interest income on loans	18,186	34,218	(16,032)	(47)%	50,127	68,640	(18,513)	(27)%
Net fair value gains on reverse loans and related HMBS obligations	6,815	26,936	(20,121)	(75)%	37,589	44,172	(6,583)	(15)%
Insurance revenue	11,429	19,806	(8,377)	(42)%	25,560	43,194	(17,634)	(41)%
Other revenues	32,689	47,166	(14,477)	(31)%	50,586	65,242	(14,656)	(22)%
Total revenues	412,433	413,713	(1,280)	—%	723,290	783,661	(60,371)	(8)%

EXPENSES
Salaries and benefits	143,157	145,502	(2,345)	(2)%	290,385	281,399	8,986	3%
General and administrative	142,100	142,341	(241)	—%	270,747	251,206	19,541	8%
Interest expense	68,665	74,690	(6,025)	(8)%	143,536	149,539	(6,003)	(4)%
Depreciation and amortization	16,093	18,391	(2,298)	(12)%	32,725	37,035	(4,310)	(12)%
Goodwill impairment	56,539	82,269	(25,730)	(31)%	56,539	82,269	(25,730)	(31)%
Other expenses, net	1,401	3,978	(2,577)	(65)%	5,448	4,203	1,245	30%
Total expenses	427,955	467,171	(39,216)	(8)%	799,380	805,651	(6,271)	(1)%

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	3,326	1,532	1,794	117%	2,454	(971)	3,425	(353)%
Other	(2,803)	—	(2,803)	n/m	8,959	—	8,959	n/m
Total other gains (losses)	523	1,532	(1,009)	(66)%	11,413	(971)	12,384	n/m

Loss before income taxes	(14,999)	(51,926)	36,927	(71)%	(64,677)	(22,961)	(41,716)	182%
Income tax expense (benefit)	23,120	(38,997)	62,117	(159)%	4,450	(27,409)	31,859	(116)%
Net income (loss)	$(38,119)	$(12,929)	$(25,190)	195%	$(69,127)	$4,448	$(73,575)	n/m

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Servicing fees	$176,316	$173,147	$3,169	2%	$348,048	$339,180	$8,868	3%
Incentive and performance fees	33,681	41,482	(7,801)	(19)%	65,419	84,339	(18,920)	(22)%
Ancillary and other fees	25,436	20,087	5,349	27%	50,919	42,740	8,179	19%
Servicing revenue and fees	235,433	234,716	717	—%	464,386	466,259	(1,873)	—%
Changes in valuation inputs or other assumptions(1)	59,286	(43,376)	102,662	(237)%	(15,248)	(68,994)	53,746	(78)%
Other changes in fair value (2)	(58,145)	(40,176)	(17,969)	45%	(112,846)	(62,192)	(50,654)	81%
Change in fair value of servicing rights	1,141	(83,552)	84,693	(101)%	(128,094)	(131,186)	3,092	(2)%
Amortization of servicing rights	(6,965)	(10,188)	3,223	(32)%	(13,978)	(21,305)	7,327	(34)%
Change in fair value of excess servicing spread liability	(5,694)	—	(5,694)	n/m	(7,512)	—	(7,512)	n/m
Net servicing revenue and fees	$223,915	$140,976	$82,939	59%	$314,802	$313,768	$1,034	—%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
We recognize servicing revenue and fees on servicing performed for third parties in which we either own the servicing right or act as sub-servicer. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us, and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and expedited payment fees. Servicing revenue and fees are adjusted for the amortization of servicing rights carried at amortized cost, the change in fair value of servicing rights carried at fair value, and the change in fair value of the excess servicing spread liability.
Servicing fees increased $3.2 million and $8.9 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, due primarily to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by expected run-off of the servicing portfolio. Incentive and performance fees decreased $7.8 million and $18.9 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, due primarily to lower modification fees, fees earned under HAMP and asset recovery income, partially offset by higher real estate owned management fees. Ancillary and other fees increased $5.3 million and $8.2 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, due primarily to growth in the servicing portfolio. Refer to the Servicing segment section of our Business Segment Results for additional information on the changes in fair value relating to servicing rights and our excess servicing spread liability.
Net Gains on Sales of Loans
Net gains on sales of loans include gains on sales of loans held for sale, fair value adjustments on loans held for sale, IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $25.2 million and $4.0 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014. We had higher volumes of locked loans during the current year periods primarily due to lower average interest rates during the current year periods as compared to the prior year periods, however we experienced a shift in volume from the higher margin retention channel to the lower margin correspondent channel and as a result had lower net gains on sales of loans.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. During April 2015 we sold our residual interest in seven of the Residual Trusts, or sale of residual interests, and deconsolidated the assets and liabilities of these trusts. Interest income decreased $16.0 million and $18.5 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily due to the aforementioned sale of our residual interests, run-off of the overall mortgage loan portfolio and lower yields on loans due to an increase in delinquencies that are 90 days or more past due.

Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
Residential loans at amortized cost
Interest income	$18,186	$34,218	$(16,032)	$50,127	$68,640	$(18,513)
Average balance (1)	798,376	1,384,285	(585,909)	1,057,393	1,393,345	(335,952)
Annualized average yield	9.11%	9.89%	(0.78)%	9.48%	9.85%	(0.37)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the period.
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Net fair value gains on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or bought out of securitization pools, net of interest expense on HMBS related obligations and the change in fair value of these assets and liabilities. Net fair value gains on reverse loans and related HMBS obligations decreased $20.1 million and $6.6 million during the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily due to the impact of a higher LIBOR rate at June 30, 2015 as compared to prior periods, partially offset by an increase in cash generated by origination, purchase and securitization of HECMs. Refer to the Reverse Mortgage segment discussion under our Business Segment Results section below for additional information including a detailed breakout of the components of net fair value gains on reverse loans and related HMBS obligations.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $8.4 million and $17.6 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, due primarily to a decrease in commissions earned related to lender-placed insurance policies resulting from regulatory changes and runoff of existing policies. Due to regulatory changes surrounding lender-placed insurance policies, our sales commissions related to lender-placed insurance policies began to decrease in June 2014.
Other Revenues
Other revenues consist primarily of asset management performance fees, the change in fair value of charged-off loans, income associated with our beneficial interests in servicing assets and origination fee income. Other revenues decreased $14.5 million for the three months ended June 30, 2015 as compared to the same period of 2014 due primarily to $34.2 million in asset management performance fees collected and earned by our Other non-reportable segment in connection with the investment management of a fund during the second quarter of 2014. The decrease in other revenues was partially offset by a $14.2 million change in fair value of charged-off loans resulting primarily from an increase in expected collections and a $1.4 million increase in other interest income. Furthermore, there was higher origination fee income of $4.7 million resulting primarily from reinstating fees charged to borrowers refinancing their mortgage loans, partially offset by lower fees charged to new reverse loan borrowers. Origination fee income was $11.5 million and $6.8 million for the three months ended June 30, 2015 and 2014, respectively.
Other revenues decreased $14.7 million for the six months ended June 30, 2015 as compared to the same period of 2014 due primarily to $34.2 million in the aforementioned asset management performance fees and lower beneficial interest income related to servicing assets of $7.4 million. The decrease in other revenues was partially offset by a $20.2 million change in fair value of charged-off loans resulting primarily from an increase in expected collections and a $4.6 million increase in other interest income. In addition, there was an increase in origination fee income of $3.4 million for the reasons set forth above. Origination fee income was $16.1 million and $12.7 million for the six months ended June 30, 2015 and 2014, respectively.

Interest Expense
We incur interest expense on our corporate debt, mortgage-backed debt issued by the Residual Trusts, master repurchase agreements and servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense decreased for the three and six months ended June 30, 2015 as compared to the same periods of 2014 primarily due to a decrease in interest expense related to mortgage-based debt, which was partially offset by an increase in interest expense related to master repurchase agreements. Interest expense related to mortgage-backed debt decreased primarily as a result of the sale of our residual interests which required the deconsolidation of the related mortgage-backed debt and the run-off of the overall related mortgage loan portfolio. Interest expense related to master repurchase agreements, which are utilized to fund purchases and originations of mortgage loans and reverse loans, increased primarily as a result of a higher average outstanding balance, which is due to our growing originations business, partially offset by a lower average interest rates. Interest expense related to servicing advance liabilities remained relatively flat due primarily to a lower average interest rate offset partially by a higher average balance outstanding. Refer to the Liquidity and Capital Resources section below for additional information on our debt.
Provided below is a summary of the average balances of our corporate debt, mortgage-backed debt of the Residual Trusts, servicing advance liabilities and master repurchase agreements, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
Corporate debt (1)
Interest expense	$37,076	$36,836	$240	$73,826	$73,319	$507
Average balance (4)	2,268,298	2,272,029	(3,731)	2,268,725	2,272,642	(3,917)
Annualized average rate	6.54%	6.49%	0.05%	6.51%	6.45%	0.06%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$10,725	$19,860	$(9,135)	$29,062	$40,163	$(11,101)
Average balance (5)	687,236	1,166,903	(479,667)	887,558	1,179,860	(292,302)
Annualized average rate	6.24%	6.81%	(0.57)%	6.55%	6.81%	(0.26)%

Servicing advance liabilities (2)
Interest expense	$9,798	$10,599	$(801)	$20,671	$20,980	$(309)
Average balance (4)	1,245,838	997,350	248,488	1,294,373	985,991	308,382
Annualized average rate	3.15%	4.25%	(1.10)%	3.19%	4.26%	(1.07)%

Master repurchase agreements (3)
Interest expense	$11,066	$7,395	$3,671	$19,977	$15,077	$4,900
Average balance (4)	1,538,349	874,708	663,641	1,461,234	852,499	608,735
Annualized average rate	2.88%	3.38%	(0.50)%	2.73%	3.54%	(0.81)%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes, and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Mortgage-backed debt of the Residual Trusts and servicing advance liabilities are held by our Servicing segment.

(3)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(4)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(5)	Average balance for mortgage-backed debt is calculated as the average carrying value at the beginning of each month during the period.

Depreciation and Amortization
Depreciation and amortization expense consists of amortization of intangible assets other than goodwill and depreciation and amortization of premises and equipment including amortization of capitalized software. Depreciation and amortization declined $2.3 million and $4.3 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily due to lower amortization of intangible assets and capitalized software acquired through business combinations.
Goodwill Impairment
We incurred $56.5 million and $82.3 million in impairment charges during the three months ended June 30, 2015 and 2014, respectively, as a result of goodwill evaluations performed in the second quarters of 2015 and 2014, respectively. The evaluations indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill at each evaluation date was less than its book value, therefore requiring the impairment charges. As a result of these goodwill impairment charges, the Reverse Mortgage reporting unit no longer has goodwill.
Other Gains (Losses)
Other gains (losses) include an $11.8 million gain recognized on the sale in the first quarter of 2015 of an investment which was accounted for using the equity method and a $2.8 million loss recognized on the sale of our residual interests in the second quarter of 2015.
Income Tax Expense (Benefit)
We calculate income tax expense (benefit) based on our estimated annual effective tax rate which takes into account all expected ordinary activity for the calendar year. Our effective tax rate will always differ from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses.
The variances in income tax expense (benefit) are due primarily to the changes in loss before income taxes and the impairment of goodwill in the second quarter of 2015 and 2014 as described above. The goodwill was not deductible for tax and as such, no tax benefit was recorded for the impairment charges. During the second quarters of 2015 and 2014, we calculated the tax expense (benefit) related to loss before income taxes for the six months ended June 30, 2015 and 2014, respectively, based on our estimated annual effective tax rate which takes into account all expected ordinary activity for the 2015 and 2014 years, respectively. This effective tax rate differs from the statutory rate of 35% primarily as a result of the non-deductible goodwill impairment as well as the impact of state taxes.
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

•	Adjusted Earnings and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Earnings and Adjusted EBITDA do not reflect certain tax payments that represent reductions in cash available to us;

•	Adjusted Earnings and Adjusted EBITDA do not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	Adjusted Earnings and Adjusted EBITDA do not reflect non-cash compensation which is and will remain a key element of our overall long-term incentive compensation package;

•	Adjusted Earnings and Adjusted EBITDA do not reflect the change in fair value of servicing rights due to changes in valuation inputs or other assumptions; and

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

The following tables reconcile Adjusted Earnings and Adjusted EBITDA to loss before income taxes, which we consider to be the most directly comparable GAAP financial measure to Adjusted Earnings and Adjusted EBITDA (in thousands):
Adjusted Earnings

For the Six Months Ended June 30, 2015
Loss before income taxes	$(64,677)
Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	9,412
Goodwill impairment	56,539
Step-up depreciation and amortization (1)	28,238
Curtailment expense (2)	22,562
Fair value to cash adjustment for reverse loans (3)	19,794
Share-based compensation expense	8,429
Non-cash interest expense	6,342
Legal and regulatory matters (4)	5,080
Other	9,410
Sub-total	165,806
Adjusted Earnings	$101,129
__________

(1)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(2)
Represents provision for curtailment expense, net of expected third party recoveries related to historical practices at RMS at the time of its acquisition in 2012 which have led to increasing exposure for historical periods as regulatory requirements are clarified. Current practices have been revised in order to minimize current and future exposure to curtailable events. Accruals for current period curtailable events are not adjusted for non-GAAP measures as they are considered part of ongoing operating results of the business.

(3)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(4)	Represents estimated settlement amounts for certain legal and regulatory matters outside of the normal course of business as well as the legal costs and expenses associated with these matters.
Adjusted EBITDA

For the Six Months Ended June 30, 2015
Loss before income taxes	$(64,677)
Adjustments
Amortization of servicing rights and other fair value adjustments	136,237
Interest expense	79,635
Goodwill impairment	56,539
Depreciation and amortization	32,725
Curtailment expense (1)	22,562
Fair value to cash adjustment for reverse loans (2)	19,794
Share-based compensation expense	8,429
Legal and regulatory matters (3)	5,080
Other	6,731
Sub-total	367,732
Adjusted EBITDA	$303,055
__________

(1)
Represents provision for curtailment expense, net of expected third party recoveries related to historical practices at RMS at the time of its acquisition in 2012 which have led to increasing exposure for historical periods as regulatory requirements are clarified. Current practices have been revised in order to minimize current and future exposure to curtailable events. Accruals for current period curtailable events are not adjusted for non-GAAP measures as they are considered part of ongoing operating results of the business.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)	Represents estimated settlement amounts for certain legal and regulatory matters outside of the normal course of business as well as the legal costs and expenses associated with these matters.
Business Segment Results
During the first quarter of 2015, we took steps to simplify our business and reorganized our reportable segments to align with our changes in the management reporting structure. As a result of this reorganization, we modified the Servicing segment by combining the Asset Receivables Management, Insurance, and Loans and Residuals businesses into the Servicing segment. We also made a change to the composition of indirect costs and depreciation and amortization allocated to the business segments and established an intersegment charge between the Servicing and Originations segments for loan originations associated with our mortgage loan servicing portfolio. We believe the changes in our reportable business segments reflect the way management, under its new reporting structure, monitors performance, aligns strategies and allocates resources in the current environment, while altogether improving efficiencies. Indirect expenses are allocated to our Servicing, Originations, Reverse Mortgage and certain non-reportable segments based on headcount.
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated loss before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Refer below for further information on results of operations for our Servicing, Originations and Reverse Mortgage segments. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes, refer to Note 18 in the Notes to Consolidated Financial Statements. We have recast segment operating results of prior periods to reflect the changes addressed above.
Reconciliation of GAAP Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$82,296	$32,965	$(90,960)	$(39,300)	$(14,999)

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	(64,359)	—	—	—	(64,359)
Goodwill impairment	—	—	56,539	—	56,539
Step-up depreciation and amortization	6,923	618	1,328	—	8,869
Step-up amortization of sub-servicing rights	4,940	—	—	—	4,940
Curtailment expense	—	—	6,488	—	6,488
Legal and regulatory matters	544	—	4,628	—	5,172
Fair value to cash adjustment for reverse loans	—	—	24,149	—	24,149
Share-based compensation expense	3,123	1,453	284	146	5,006
Non-cash interest expense	363	—	—	2,660	3,023
Other	2,554	215	63	1,677	4,509
Total adjustments	(45,912)	2,286	93,479	4,483	54,336
Adjusted Earnings (Loss)	36,384	35,251	2,519	(34,817)	39,337

Adjustments
Amortization of servicing rights and other fair value adjustments	59,649	—	522	—	60,171
Interest expense on debt	2,121	—	—	34,405	36,526
Depreciation and amortization	4,489	2,074	658	3	7,224
Other	(5,090)	2,140	25	26	(2,899)
Total adjustments	61,169	4,214	1,205	34,434	101,022
Adjusted EBITDA	$97,553	$39,465	$3,724	$(383)	$140,359

	For the Six Months Ended June 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$31,624	$74,763	$(104,417)	$(66,647)	$(64,677)

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	9,412	—	—	—	9,412
Goodwill impairment	—	—	56,539	—	56,539
Step-up depreciation and amortization	13,967	1,788	2,656	—	18,411
Step-up amortization of sub-servicing rights	9,827	—	—	—	9,827
Curtailment expense	—	—	22,562	—	22,562
Legal and regulatory matters	2,218	—	2,862		5,080
Fair value to cash adjustment for reverse loans	—	—	19,794	—	19,794
Share-based compensation expense	5,128	2,250	820	231	8,429
Non-cash interest expense	1,118	—	—	5,224	6,342
Other	3,231	743	430	5,006	9,410
Total adjustments	44,901	4,781	105,663	10,461	165,806
Adjusted Earnings (Loss)	76,525	79,544	1,246	(56,186)	101,129

Adjustments
Amortization of servicing rights and other fair value adjustments	115,921	—	1,077	—	116,998
Interest expense on debt	4,717	—	1	68,575	73,293
Depreciation and amortization	8,918	4,091	1,298	7	14,314
Other	(5,408)	2,543	99	87	(2,679)
Total adjustments	124,148	6,634	2,475	68,669	201,926
Adjusted EBITDA	$200,673	$86,178	$3,721	$12,483	$303,055

	For the Three Months Ended June 30, 2014
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(23,349)	$58,401	$(85,716)	$(1,262)	$(51,926)

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	43,376	—	—	—	43,376
Goodwill impairment	—	—	82,269	—	82,269
Step-up depreciation and amortization	7,108	2,443	1,781	—	11,332
Step-up amortization of sub-servicing rights	7,682	—	—	—	7,682
Legal and regulatory matters	13,192	—	—	—	13,192
Fair value to cash adjustment for reverse loans	—	—	(5,883)	—	(5,883)
Share-based compensation expense	2,942	1,098	786	(18)	4,808
Non-cash interest expense	1,640	—	—	2,399	4,039
Other	808	2,797	3,907	(1,475)	6,037
Total adjustments	76,748	6,338	82,860	906	166,852
Adjusted Earnings (Loss)	53,399	64,739	(2,856)	(356)	114,926

Adjustments
Amortization of servicing rights and other fair value adjustments	41,989	—	693	—	42,682
Interest expense on debt	19	—	8	34,410	34,437
Depreciation and amortization	4,764	1,787	505	3	7,059
Other	1,714	(1,293)	(47)	(82)	292
Total adjustments	48,486	494	1,159	34,331	84,470
Adjusted EBITDA	$101,885	$65,233	$(1,697)	$33,975	$199,396

	For the Six Months Ended June 30, 2014
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$43,027	$72,628	$(94,779)	$(43,837)	$(22,961)

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	68,994	—	—	—	68,994
Goodwill impairment	—	—	82,269	—	82,269
Step-up depreciation and amortization	14,259	5,296	3,674	1	23,230
Step-up amortization of sub-servicing rights	16,147	—	—	—	16,147
Legal and regulatory matters	13,192	—	—	—	13,192
Fair value to cash adjustment for reverse loans	—	—	(1,222)	—	(1,222)
Share-based compensation expense	4,934	1,875	1,245	247	8,301
Non-cash interest expense	2,637	—	—	4,712	7,349
Other	960	5,775	3,855	4,091	14,681
Total adjustments	121,123	12,946	89,821	9,051	232,941
Adjusted Earnings (Loss)	164,150	85,574	(4,958)	(34,786)	209,980

Adjustments
Amortization of servicing rights and other fair value adjustments	65,907	—	1,443	—	67,350
Interest expense on debt	51	—	18	68,538	68,607
Depreciation and amortization	9,452	3,303	1,044	6	13,805
Other	7,803	(204)	(46)	(98)	7,455
Total adjustments	83,213	3,099	2,459	68,446	157,217
Adjusted EBITDA	$247,363	$88,673	$(2,499)	$33,660	$367,197

Servicing
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Net servicing revenue and fees
Third parties	$212,000	$132,199	$79,801	60%	$291,481	$297,381	$(5,900)	(2)%
Intercompany	2,437	2,601	(164)	(6)%	4,783	4,645	138	3%
Total net servicing revenue and fees	214,437	134,800	79,637	59%	296,264	302,026	(5,762)	(2)%
Interest income on loans	18,174	34,218	(16,044)	(47)%	50,090	68,640	(18,550)	(27)%
Insurance revenue	11,429	19,806	(8,377)	(42)%	25,560	43,194	(17,634)	(41)%
Intersegment retention revenue	8,458	11,177	(2,719)	(24)%	16,539	23,165	(6,626)	(29)%
Net gains on sales of loans	3,795	—	3,795	n/m	3,704	—	3,704	n/m
Other revenues	17,903	2,861	15,042	526%	25,802	11,421	14,381	126%
Total revenues	274,196	202,862	71,334	35%	417,959	448,446	(30,487)	(7)%
General and administrative and allocated indirect expenses	92,476	105,342	(12,866)	(12)%	173,066	174,414	(1,348)	(1)%
Salaries and benefits	64,533	73,680	(9,147)	(12)%	134,356	140,959	(6,603)	(5)%
Interest expense	20,534	30,479	(9,945)	(33)%	49,759	61,195	(11,436)	(19)%
Depreciation and amortization	11,412	11,872	(460)	(4)%	22,885	23,711	(826)	(3)%
Other expenses, net	44	3,766	(3,722)	(99)%	3,134	3,652	(518)	(14)%
Total expenses	188,999	225,139	(36,140)	(16)%	383,200	403,931	(20,731)	(5)%
Other net fair value losses	(98)	(1,072)	974	(91)%	(332)	(1,488)	1,156	(78)%
Other	(2,803)	—	(2,803)	n/m	(2,803)	—	(2,803)	n/m
Total other losses	(2,901)	(1,072)	(1,829)	171%	(3,135)	(1,488)	(1,647)	111%
Income (loss) before income taxes	82,296	(23,349)	105,645	(452)%	31,624	43,027	(11,403)	(27)%

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	(64,359)	43,376	(107,735)	(248)%	9,412	68,994	(59,582)	(86)%
Step-up depreciation and amortization	6,923	7,108	(185)	(3)%	13,967	14,259	(292)	(2)%
Step-up amortization of sub-servicing rights	4,940	7,682	(2,742)	(36)%	9,827	16,147	(6,320)	(39)%
Legal and regulatory matters	544	13,192	(12,648)	(96)%	2,218	13,192	(10,974)	(83)%
Share-based compensation expense	3,123	2,942	181	6%	5,128	4,934	194	4%
Non-cash interest expense	363	1,640	(1,277)	(78)%	1,118	2,637	(1,519)	(58)%
Other	2,554	808	1,746	216%	3,231	960	2,271	237%
Total adjustments	(45,912)	76,748	(122,660)	(160)%	44,901	121,123	(76,222)	(63)%
Adjusted Earnings	36,384	53,399	(17,015)	(32)%	76,525	164,150	(87,625)	(53)%

Adjustments
Amortization of servicing rights and other fair value adjustments	59,649	41,989	17,660	42%	115,921	65,907	50,014	76%
Depreciation and amortization	4,489	4,764	(275)	(6)%	8,918	9,452	(534)	(6)%
Interest expense on debt	2,121	19	2,102	n/m	4,717	51	4,666	n/m
Other	(5,090)	1,714	(6,804)	(397)%	(5,408)	7,803	(13,211)	(169)%
Total adjustments	61,169	48,486	12,683	26%	124,148	83,213	40,935	49%
Adjusted EBITDA	$97,553	$101,885	$(4,332)	(4)%	$200,673	$247,363	$(46,690)	(19)%

Mortgage Loan Servicing Portfolio
Our Servicing segment services loans in which we own the servicing right and on behalf of other servicing right or mortgage loan owners, which we refer to as “sub-servicing.” A sub-servicing asset (or liability) is recognized on our consolidated balance sheet when the sub-servicing fee is deemed to be greater (or lower) than adequate compensation for the servicing activities performed by the Company. No sub-servicing asset or liability is recorded if the amounts earned represent adequate compensation. Generally, no servicing asset or liability is recognized when we enter into new sub-servicing contracts; however, previously existing contracts acquired in a business combination may be deemed to provide greater (or lower) than adequate compensation as compared to market conditions at the time of the transaction.
Provided below are summaries of the activity in our servicing portfolio associated with mortgage loans (dollars in thousands):

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	2,142,689	$234,905,729	1,894,446	$198,828,470
Acquisition of pool of Fannie Mae MSRs	—	—	254,960	27,559,108
Acquisition of EverBank net assets	—	—	72,176	9,756,509
Loan sales with servicing retained	39,366	8,904,897	30,465	3,716,570
Other new business added (2) (3)	98,030	15,965,350	89,416	9,308,307
Payoffs and sales, net (2) (4)	(147,812)	(19,283,651)	(167,067)	(17,224,179)
Balance at end of the period	2,132,273	240,492,325	2,174,396	231,944,785
On-balance sheet residential loans and real estate owned (5)	38,296	2,711,797	58,625	3,248,985
Total servicing portfolio associated with mortgage loans	2,170,569	$243,204,122	2,233,021	$235,193,770
__________

(1)
Third-party servicing includes servicing rights capitalized, sub-servicing rights capitalized and sub-servicing rights not capitalized. Sub-servicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(2)	Consists of activities associated with servicing and sub-servicing contracts.

(3)	Includes the loans of the seven Residual Trusts that were deconsolidated from our consolidated balance sheet upon sale of our residual interests in those trusts.

(4)
Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $3.3 billion and $4.8 billion for the six months ended June 30, 2015 and 2014, respectively.

(5)	On-balance sheet residential loans and real estate owned primarily include assets of the Residual Trusts and Non-Residual Trusts as well as mortgage loans held for sale.
The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, of the total mortgage loan portfolio, was 14.65% for the six months ended June 30, 2015.

The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment. Provided below are summaries of our servicing portfolio associated with mortgage loans (dollars in thousands):

	At June 30, 2015
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced
First lien mortgages	1,681,881	$226,818,421	0.28%	9.16%
Second lien mortgages	201,981	6,558,447	0.48%	2.97%
Manufactured housing and other	248,411	7,115,457	1.09%	4.78%
Total accounts serviced for third parties (2)	2,132,273	240,492,325	0.31%	8.87%
On-balance sheet residential loans and real estate owned (3)	38,296	2,711,797		3.28%
Total servicing portfolio associated with mortgage loans	2,170,569	$243,204,122		8.80%

	At December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio composition of accounts serviced
First lien mortgages	1,648,932	$220,011,843	0.26%	9.93%
Second lien mortgages	226,002	7,277,171	0.48%	2.80%
Manufactured housing and other	267,755	7,616,715	1.10%	4.43%
Total accounts serviced for third parties (2)	2,142,689	234,905,729	0.30%	9.53%
On-balance sheet residential loans and real estate owned (3)	56,461	3,175,298		5.07%
Total servicing portfolio associated with mortgage loans	2,199,150	$238,081,027		9.47%
__________

(1)
Past due status is measured based on either the MBA method or the OTS method as specified in the servicing agreement. Under the MBA method, a loan is considered past due if its monthly payment is not received by the end of the day immediately preceding the loan's next due date. Under the OTS method, a loan is considered past due if its monthly payment is not received by the loan's due date in the following month. Past due status is based on the current contractual due date of the loan, except in the case of an approved repayment plan, including a plan approved by the bankruptcy court, or a completed loan modification, past due status is based on the modified due date or status of the loan.

(2)
Consists of $194.4 billion and $46.1 billion in unpaid principal balance at June 30, 2015 associated with servicing and sub-servicing contracts, respectively, and $179.7 billion and $55.2 billion at December 31, 2014, respectively.

(3)	Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees.
The unpaid principal balance of our third-party servicing portfolio increased $5.6 billion at June 30, 2015 as compared to December 31, 2014 primarily due to our originations sales with servicing retained and servicing rights acquisitions, partially offset by run-off of the portfolio. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $463.5 million can be attributed to the sale of our residual interests which resulted in the deconsolidation of the related loans and overall portfolio run-off of the assets held by the Residual and Non-Residual Trusts, partially offset by an increase in mortgage loans held for sale of $459.1 million. The unpaid principal balance of loans associated with the sale of the seven Residual Trusts is included in our third-party servicing portfolio at June 30, 2015 as we retained servicing.
The delinquencies associated with our third-party servicing portfolio as well as our on-balance sheet residential loans and real estate owned decreased at June 30, 2015 as compared to December 31, 2014 primarily due to the performing nature of recently originated loans and seasonality.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Servicing fees	$175,324	$172,515	$2,809	2%	$346,030	$337,375	$8,655	3%
Incentive and performance fees	26,506	36,102	(9,596)	(27)%	51,615	74,853	(23,238)	(31)%
Ancillary and other fees	23,603	19,230	4,373	23%	47,126	40,846	6,280	15%
Servicing revenue and fees	225,433	227,847	(2,414)	(1)%	444,771	453,074	(8,303)	(2)%
Changes in valuation inputs or other assumptions (1)	59,286	(43,376)	102,662	(237)%	(15,248)	(68,994)	53,746	(78)%
Other changes in fair value (2)	(58,145)	(40,176)	(17,969)	45%	(112,846)	(62,192)	(50,654)	81%
Change in fair value of servicing rights	1,141	(83,552)	84,693	(101)%	(128,094)	(131,186)	3,092	(2)%
Amortization of servicing rights	(6,443)	(9,495)	3,052	(32)%	(12,901)	(19,862)	6,961	(35)%
Change in fair value of excess servicing spread liability (3)	(5,694)	—	(5,694)	n/m	(7,512)	—	(7,512)	n/m
Net servicing revenue and fees	$214,437	$134,800	$79,637	59%	$296,264	$302,026	$(5,762)	(2)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)
Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $2.1 million and $4.7 million for the three and six months ended June 30, 2015, respectively.

Servicing fees increased $2.8 million and $8.7 million during the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily due to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by expected run-off of the servicing portfolio. Additionally there was a $13.1 million benefit recognized during the six months ended June 30, 2014 from the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract that was not recognized during the current period. Average loans serviced increased by $8.7 billion, or 4%, and $21.8 billion, or 10%, for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Modification fees and fees earned under HAMP decreased $4.8 million and $16.7 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, due primarily to a lower volume of completed modifications and lower fees for maintenance of performing modified loans no longer eligible for HAMP incentive fees. We expect to modify fewer loans in the future as a result of the scheduled termination of HAMP in December 2016 and there being a fewer number of loans in our servicing portfolio eligible for modification. In addition, asset recovery income decreased $3.2 million and $4.4 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, due to lower gross collections. Incentives relating to the performance of certain loan pools serviced by us as compared to similar pools serviced by others decreased by $1.5 million and $1.8 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively. We expect incentives relating to the performance of loan pools serviced by us as compared to pools serviced by others to continue to decline as a result of run-off of the related loan portfolio and improving economic conditions, which may reduce the opportunity to earn these incentives.
Ancillary and other fees, which primarily include late fees and expedited payment fees, increased $4.4 million and $6.3 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, due primarily to growth in the servicing portfolio.

Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
Average unpaid principal balance of loans serviced (1)	$245,470,422	$236,727,134	$8,743,288	$242,173,786	$220,415,578	$21,758,208
Annualized average servicing fee (2)	0.29%	0.29%	—	0.29%	0.31%	(0.02)%
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
The decrease in average servicing fee of 2 basis points for the six months ended June 30, 2015 as compared to the same period of 2014 related primarily to a benefit of $13.1 million recognized during the six months ended June 30, 2014 from the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract.
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
A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	June 30, 2015	December 31, 2014	Variance
Servicing rights at fair value	$1,797,721	$1,599,541	$198,180
Unpaid principal balance of accounts serviced	182,239,113	168,832,342	13,406,771
Inputs and assumptions
Weighted-average remaining life in years	6.3	6.6	(0.3)
Weighted-average stated borrower interest rate on underlying collateral	4.44%	4.65%	(0.21)%
Weighted-average discount rate	10.60%	9.55%	1.05%
Conditional prepayment rate	9.73%	7.87%	1.86%
Conditional default rate	1.05%	2.36%	(1.31)%
The increase in servicing rights carried at fair value at June 30, 2015 as compared to December 31, 2014 related to $167.2 million in servicing rights portfolio acquisitions and $159.1 million in servicing rights capitalized upon sales of loans, partially offset by a reduction in fair value. The reduction in fair value of these servicing rights during the six months ended June 30, 2015 was attributed to a loss of $15.2 million in changes in valuation inputs or other assumptions and a loss of $112.8 million in other changes in fair value which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The loss resulting from changes in valuation inputs or other assumptions of $15.2 million during the six months ended June 30, 2015 was due primarily to a higher discount rate at June 30, 2015 as compared to December 31, 2014. The impact of the change to the discount rate was partially offset by changes to prepayment and default assumptions. The increase in market interest rates during the period caused an increase in the fair value of servicing rights, but such increase in fair value was partially offset by the impact of a change in mix in the related servicing portfolio with the growth of Freddie Mac and Ginnie Mae loans and the refinement of our valuation model for recent historical experience. The enhancement of our model caused the conditional prepayment rate over the life of servicing rights to increase, however the change in timing of expected prepayments mostly impacted future years. The conditional default assumption was lower as a result of lower delinquencies.
Other changes in fair value above consist of the realization of expected cash flows. The increases in realization of expected cash flows of $18.0 million and $50.7 million for the three and six months ended June 30, 2015 as compared to the same periods of

2014, respectively, were primarily due to a larger servicing portfolio resulting from acquisitions of servicing rights, including those from loan origination activities, and faster prepayment speeds than anticipated.
Excess Servicing Spread Liability
During the third quarter of 2014, we entered into an excess servicing spread transaction with WCO. We elected to account for the excess servicing spread liability at fair value. The fair value of the excess servicing spread liability is directly impacted by the future economic performance of the related servicing rights.
We made payments of $2.4 million and $4.6 million on our excess servicing spread liability during the three and six months ended June 30, 2015, respectively. The change in fair value of our excess servicing spread liability of $5.7 million and $7.5 million during the three and six months ended June 30, 2015, consisted of interest expense of $2.1 million and $4.7 million and fair value losses of $3.6 million and $2.8 million, respectively.
Interest Income on Loans
Interest income decreased $16.0 million and $18.6 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily due to the sale of our residual interests, run-off of the overall mortgage loan portfolio and lower yields on loans due to an increase in delinquencies that are 90 days or more past due.
Insurance Revenue
Insurance revenue decreased $8.4 million and $17.6 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, due primarily to a decrease in commissions earned related to lender-placed insurance policies resulting from regulatory changes and runoff of existing policies.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees earned from loan originations completed by the Originations segment that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right. The decline in intersegment retention revenue of $2.7 million and $6.6 million during the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, was due primarily to the decline in funded retention volume for which there was an existing capitalized servicing right.
Net Gains on Sales of Loans
Net gains on sales of loans for the Company includes realized and unrealized gains and losses on loans, the initial fair value of the capitalized servicing rights upon loan sales, as well as the changes in fair value of our IRLCs and other freestanding derivatives. A substantial portion of our gain on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes our estimate of the fair value of the servicing right we expect to receive upon sale of the loan.
Beginning in 2015, the Servicing segment recognizes the change in fair value of the servicing rights component of our IRLCs and loans held for sale that occurs subsequent to the date of our commitment to originate and through the sale of the loan.  Net gains on sale of loans for the Servicing segment primarily consists of this fair value change. The Originations segment recognizes the initial fair value of the entire commitment, including the servicing rights component, on the date of the commitment.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $12.9 million and $1.3 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, resulting primarily from $13.2 million in accruals in the second quarter of 2014 for loss contingencies and legal expenses due to legal and regulatory matters outside of the normal course of business, partially offset by $3.5 million and $8.3 million, respectively, in additional costs in 2015 to support efficiency and technology related initiatives as well as insignificant variances related to other expenses.
Interest Expense
Interest expense decreased $9.9 million and $11.4 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily as a result of the sale of our residual interests which required the deconsolidation of the related mortgage-backed debt and the run-off the overall related mortgage loan portfolio.

Adjusted Earnings
Adjusted Earnings decreased $17.0 million and $87.6 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily due to lower revenues adjusted for the impact of changes in fair value due to changes in valuation inputs, partially offset by lower expenses. These lower revenues included $18.0 million and $50.7 million in higher realization of cash flows, which included the effect of accelerated prepayments, during the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively,
Adjusted EBITDA
Adjusted EBITDA decreased $4.3 million and $46.7 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily due to lower revenues adjusted for the impact of changes in fair value due to changes in valuation inputs and realization of cash flows, partially offset by lower expenses.

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Net gains on sales of loans	$115,604	$144,611	$(29,007)	(20)%	$241,020	$248,645	$(7,625)	(3)%
Other revenues	13,098	5,688	7,410	130%	17,982	10,868	7,114	65%
Total revenues	128,702	150,299	(21,597)	(14)%	259,002	259,513	(511)	—%
Salaries and benefits	42,105	40,063	2,042	5%	82,700	83,299	(599)	(1)%
General and administrative and allocated indirect expenses	32,548	29,801	2,747	9%	61,374	58,362	3,012	5%
Intersegment retention expense	8,458	11,177	(2,719)	(24)%	16,539	23,165	(6,626)	(29)%
Interest expense	9,934	6,627	3,307	50%	17,747	13,460	4,287	32%
Depreciation and amortization	2,692	4,230	(1,538)	(36)%	5,879	8,599	(2,720)	(32)%
Total expenses	95,737	91,898	3,839	4%	184,239	186,885	(2,646)	(1)%
Income before income taxes	32,965	58,401	(25,436)	(44)%	74,763	72,628	2,135	3%

Adjustments
Step-up depreciation and amortization	618	2,443	(1,825)	(75)%	1,788	5,296	(3,508)	(66)%
Share-based compensation expense	1,453	1,098	355	32%	2,250	1,875	375	20%
Other	215	2,797	(2,582)	(92)%	743	5,775	(5,032)	(87)%
Total adjustments	2,286	6,338	(4,052)	(64)%	4,781	12,946	(8,165)	(63)%
Adjusted Earnings	35,251	64,739	(29,488)	(46)%	79,544	85,574	(6,030)	(7)%

Adjustments
Depreciation and amortization	2,074	1,787	287	16%	4,091	3,303	788	24%
Other	2,140	(1,293)	3,433	n/m	2,543	(204)	2,747	n/m
Total adjustments	4,214	494	3,720	753%	6,634	3,099	3,535	114%
Adjusted EBITDA	$39,465	$65,233	$(25,768)	(40)%	$86,178	$88,673	$(2,495)	(3)%
The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$4,604,686	$5,195,849	$4,814,669	$3,004,149	$2,053,077	$1,756,367
Retention	1,387,335	1,731,091	1,696,587	2,524,473	2,256,564	2,033,924
Consumer Direct	167,574	139,323	138,964	4,794	394	—
Retail	158,452	163,391	140,588	23,487	29,950	23,857
Wholesale (2)	—	—	—	—	11,528	43,692
Total	$6,318,047	$7,229,654	$6,790,808	$5,556,903	$4,351,513	$3,857,840

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$9,477,734	$8,846,591	$8,490,211	$4,501,338	$3,520,227	$3,327,890
Retention	3,187,258	3,363,716	3,303,253	4,364,269	4,010,133	3,989,554
Consumer Direct	303,144	237,636	227,669	4,794	394	—
Retail	280,592	249,253	217,514	56,393	66,440	71,302
Wholesale (2)	—	—	—	194,402	269,619	365,210
Total	$13,248,728	$12,697,196	$12,238,647	$9,121,196	$7,866,813	$7,753,956
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

(2)	We exited the wholesale business in February 2014.
Net Gains on Sales of Loans
Net gains on sales of loans includes realized and unrealized gains and losses on loans, the initial fair value of the capitalized servicing rights upon loan sales, as well as the changes in fair value of our IRLCs and other freestanding derivatives. The amount of net gains on sales of loans is a function of the volume and margin of our originations activity and is impacted by fluctuations in interest rates. A substantial portion of our gain on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes our estimate of the fair value of the servicing right we expect to receive upon sale of the loan. We recognize loan origination costs as incurred, which typically align with the date of loan funding for consumer originations and the date of loan purchase for correspondent lending. These expenses are primarily included in general and administrative expenses and salaries and benefits on the consolidated statements of comprehensive income (loss).
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
Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Realized gains on sales of loans	$18,624	$102,517	$(83,893)	(82)%	$80,061	$189,350	$(109,289)	(58)%
Change in unrealized gains (losses) on loans held for sale	(15,649)	23,353	(39,002)	(167)%	(14,260)	19,177	(33,437)	(174)%
Gains (losses) on interest rate lock commitments (1)	(40,259)	37,969	(78,228)	(206)%	(15,776)	36,363	(52,139)	(143)%
Gains (losses) on forward sales commitments (1)	71,935	(63,956)	135,891	(212)%	33,287	(99,812)	133,099	(133)%
Losses on MBS purchase commitments (1)	(13,107)	(7,709)	(5,398)	70%	(18,786)	(7,642)	(11,144)	146%
Capitalized servicing rights	84,707	45,554	39,153	86%	157,438	98,167	59,271	60%
Provision for repurchases	(4,532)	(1,838)	(2,694)	147%	(6,557)	(4,024)	(2,533)	63%
Interest income	13,885	8,721	5,164	59%	25,613	17,066	8,547	50%
Net gains on sales of loans	$115,604	$144,611	$(29,007)	(20)%	$241,020	$248,645	$(7,625)	(3)%
__________

(1)
Realized gains (losses) on freestanding derivatives were $17.5 million and $(44.1) million for the three months ended June 30, 2015 and 2014, respectively, and $(26.7) million and $(64.4) million for the six months ended June 30, 2015 and 2014, respectively.

We had a decrease in net gains on sales of loans for the three and six months ended June 30, 2015 as compared to the same periods of 2014. While we locked more loans during the current year periods on account of lower average interest rates during the current year periods as compared to the prior year periods, we experienced a shift in volume from the higher margin retention channel to the lower margin correspondent channel and as a result had lower net gains on sales of loans. The periods ended June 30, 2015 and 2014 included the benefit of higher margins from HARP, which is scheduled to expire in December 2016. HARP is a federal program of the U.S. which helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing already occurred in prior periods.
Other Revenues
Other revenues, which consists primarily of origination fee income and interest on cash equivalents, increased $7.4 million and $7.1 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily as a result of reinstating fees charged to borrowers refinancing loans. During the prior year periods, we waived such fees.
Intersegment Retention Expense
Intersegment retention expense relates to fees incurred on loan originations that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right recorded by the Servicing segment. The decline in intersegment retention expense of $2.7 million and $6.6 million during the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, was due primarily to the decline in funded retention volume for which there was an existing capitalized servicing right.
Interest Expense
Interest expense for the Originations segment relates to interest expense incurred on master repurchase agreements, which fluctuates in line with funded volume and cost of debt. Interest expense increased $3.3 million and $4.3 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, as a result of higher average borrowings on master repurchase agreements as a result of a higher volume of loan fundings partially offset by lower average cost of debt.
Adjusted Earnings and Adjusted EBITDA
Adjusted Earnings decreased $29.5 million and $6.0 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, and Adjusted EBITDA decreased $25.8 million and $2.5 million for the same periods, respectively. The decline in these non-GAAP measures was due primarily to lower net gains on sales of loans and higher expenses, partially offset by higher origination fee income.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Net fair value gains on reverse loans and related HMBS obligations	$6,815	$26,936	$(20,121)	(75)%	$37,589	$44,172	$(6,583)	(15)%
Net servicing revenue and fees	11,915	8,777	3,138	36%	23,321	16,387	6,934	42%
Net losses on sales of loans	—	—	—	—%	(98)	—	(98)	n/m
Other revenues	1,442	3,005	(1,563)	(52)%	3,287	6,027	(2,740)	(45)%
Total revenues	20,172	38,718	(18,546)	(48)%	64,099	66,586	(2,487)	(4)%
Salaries and benefits	22,963	18,361	4,602	25%	47,503	35,394	12,109	34%
General and administrative and allocated indirect expenses	27,298	20,579	6,719	33%	56,191	37,030	19,161	52%
Depreciation and amortization	1,986	2,286	(300)	(13)%	3,954	4,718	(764)	(16)%
Interest expense	1,132	775	357	46%	2,231	1,634	597	37%
Goodwill impairment	56,539	82,269	(25,730)	(31)%	56,539	82,269	(25,730)	(31)%
Other expenses, net	1,214	164	1,050	n/m	2,098	320	1,778	n/m
Total expenses	111,132	124,434	(13,302)	(11)%	168,516	161,365	7,151	4%
Loss before income taxes	(90,960)	(85,716)	(5,244)	6%	(104,417)	(94,779)	(9,638)	10%

Adjustments
Goodwill impairment	56,539	82,269	(25,730)	(31)%	56,539	82,269	(25,730)	(31)%
Curtailment expense	6,488	—	6,488	n/m	22,562	—	22,562	n/m
Fair value to cash adjustment for reverse loans	24,149	(5,883)	30,032	n/m	19,794	(1,222)	21,016	n/m
Legal and regulatory matters	4,628	—	4,628	n/m	2,862	—	2,862	n/m
Step-up depreciation and amortization	1,328	1,781	(453)	(25)%	2,656	3,674	(1,018)	(28)%
Share-based compensation expense	284	786	(502)	(64)%	820	1,245	(425)	(34)%
Other	63	3,907	(3,844)	(98)%	430	3,855	(3,425)	(89)%
Total adjustments	93,479	82,860	10,619	13%	105,663	89,821	15,842	18%
Adjusted Earnings (Loss)	2,519	(2,856)	5,375	(188)%	1,246	(4,958)	6,204	(125)%

Adjustments
Amortization of servicing rights	522	693	(171)	(25)%	1,077	1,443	(366)	(25)%
Depreciation and amortization	658	505	153	30%	1,298	1,044	254	24%
Interest expense on debt	—	8	(8)	n/m	1	18	(17)	(94)%
Other	25	(47)	72	(153)%	99	(46)	145	(315)%
Total adjustments	1,205	1,159	46	4%	2,475	2,459	16	1%
Adjusted EBITDA	$3,724	$(1,697)	$5,421	(319)%	$3,721	$(2,499)	$6,220	(249)%

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

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third party servicing portfolio
Balance at beginning of the period	50,196	$8,626,946	44,663	$7,690,304
New business added	6,824	1,014,462	4,084	509,546
Other additions (1)	—	297,924	—	232,887
Payoffs and sales	(3,195)	(655,376)	(1,696)	(347,301)
Balance at end of the period	53,825	$9,283,956	47,051	$8,085,436
__________

(1)	Other additions include additions to the principal balance serviced related to interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our servicing portfolio associated with reverse loans (dollars in thousands):

	At June 30, 2015		At December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	53,825	$9,283,956	50,196	$8,626,946
On-balance sheet residential loans and real estate owned	64,955	10,049,379	60,302	9,404,169
Total servicing portfolio associated with reverse loans	118,780	$19,333,335	110,498	$18,031,115
__________

(1)	The weighted average contractual servicing fee for our third-party servicing portfolio was 0.15% and 0.16% at June 30, 2015 and December 31, 2014, respectively.
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Interest income on reverse loans	$109,406	$98,258	$11,148	11%	$215,686	$195,139	$20,547	11%
Interest expense on HMBS related obligations	(100,564)	(91,470)	(9,094)	10%	(199,100)	(182,030)	(17,070)	9%
Net interest income on reverse loans and HMBS related obligations	8,842	6,788	2,054	30%	16,586	13,109	3,477	27%

Change in fair value of reverse loans	(40,228)	(8,687)	(31,541)	363%	(23,501)	99,841	(123,342)	(124)%
Change in fair value of HMBS related obligations	38,201	28,835	9,366	32%	44,504	(68,778)	113,282	(165)%
Net change in fair value on reverse loans and HMBS related obligations	(2,027)	20,148	(22,175)	(110)%	21,003	31,063	(10,060)	(32)%
Net fair value gains on reverse loans and related HMBS obligations	$6,815	$26,936	$(20,121)	(75)%	$37,589	$44,172	$(6,583)	(15)%

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
Net interest income increased by $2.1 million and $3.5 million during the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily as a result of the growth in both reverse loans and HMBS related obligations. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value increased by $7.9 million and $11.0 million during the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily as a result of increased securitization volume as well as a shift in volume from lower margin new originations to higher margin tails. Net non-cash fair value adjustments included in the change in fair value decreased $30.0 million and $21.0 million from gains to losses during the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, due primarily to a higher LIBOR rate at June 30, 2015 as compared to prior periods.
Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Funded volume	$469,821	$379,915	$89,906	24%	$880,695	$697,815	$182,880	26%
Securitized volume (1)	442,145	359,385	82,760	23%	855,192	774,091	81,101	10%
__________

(1)
Securitized volume includes $94.7 million and $75.7 million of tails securitized for the three months ended June 30, 2015 and 2014, respectively, and $190.4 million and $145.2 million for the six months ended June 30, 2015 and 2014, respectively. Tail draws associated with the new HECM IDL product were $41.6 million and $8.3 million during the three months ended June 30, 2015 and 2014, respectively, and $82.9 million and $10.8 million during the six months ended June 30, 2015 and 2014, respectively.

Net Servicing Revenue and Fees
Net servicing revenue and fees for the reverse mortgage business consists of contractual servicing fees and ancillary and other fees related to our third-party reverse mortgage portfolio offset by amortization of servicing rights. A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Servicing fees	$3,429	$3,233	$196	6%	$6,801	$6,450	$351	5%
Incentive and performance fees	7,175	5,380	1,795	33%	13,804	9,486	4,318	46%
Ancillary and other fees	1,833	857	976	114%	3,793	1,894	1,899	100%
Servicing revenue and fees	12,437	9,470	2,967	31%	24,398	17,830	6,568	37%
Amortization of servicing rights	(522)	(693)	171	(25)%	(1,077)	(1,443)	366	(25)%
Net servicing revenue and fees	$11,915	$8,777	$3,138	36%	$23,321	$16,387	$6,934	42%
The growth in net servicing revenue and fees of $3.1 million and $6.9 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, was due primarily to an increase in incentive and performance fees, which are primarily real estate owned management fees. In March 2015, we entered into an agreement with a counterparty to phase out the management of real estate owned through October 1, 2015. Fees associated with this contract approximated 70% and 79% of incentive and performance fees during the six months ended June 30, 2015 and 2014, respectively.

Other Revenues
Other revenues include originations fee income and other miscellaneous income. Other revenues declined $1.6 million and $2.7 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily as a result of the decline in origination fee income resulting from lower fees charged to new borrowers.
Salaries and Benefits
Salaries and benefits expense increased $4.6 million and $12.1 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, primarily as a result of a larger headcount and higher incentives resulting from the increase in funded volume. Headcount assigned to our Reverse Mortgage segment increased by approximately 100 full-time employees from 900 at June 30, 2014 to 1,000 at June 30, 2015.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $6.7 million and $19.2 million for the three and six months ended June 30, 2015 as compared to the same periods of 2014, respectively, resulting primarily from $11.1 million and $25.4 million, respectively, related to regulatory developments in 2015 which led to additional charges around curtailable events and to accrual adjustments associated with legal and regulatory matters outside of the normal course of business, partially offset by lower provisions on uncollectible receivables and advances resulting from improved collections and recent historical experience as well as insignificant variances related to other expenses.
Goodwill Impairment
We incurred $56.5 million and $82.3 million in impairment charges during the three months ended June 30, 2015 and 2014, respectively, as a result of goodwill evaluations performed in the second quarter of 2015 and 2014, respectively. The evaluations indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill at each evaluation date was less than its book value, therefore requiring the impairment charges. As a result of these goodwill impairment charges, the Reverse Mortgage reporting unit no longer has goodwill.
Adjusted Earnings (Loss) and Adjusted EBITDA
Adjusted Earnings (Loss) increased $5.4 million and $6.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods of 2014 and Adjusted EBITDA increased $5.4 million and $6.2 million for the same periods, respectively. The increase in these non-GAAP financial measures was due primarily to the growth in cash generated from origination, purchase and securitization of HECMs and net servicing revenue and fees partially offset by higher expenses, which include larger salaries and benefits and the impact of lower provisions on uncollectible receivables and advances as addressed above.
Other Non-Reportable
Revenues for our Other non-reportable segment decreased $34.8 million for the three months ended June 30, 2015 as compared to the same period of 2014 due primarily to $34.2 million in asset management performance fees collected and earned by our Other non-reportable segment in connection with the asset management of a fund during the second quarter of 2014. Expenses for this segment remained relatively flat during these periods.
Revenues for our Other non-reportable segment decreased $32.8 million for the six months ended June 30, 2015 as compared to the same period of 2014 due primarily to $34.2 million in asset management performance fees recognized during 2014 as discussed above, partially offset by the settlement of a receivable that was repaid in conjunction with the sale of an investment accounted for using the equity method in the first quarter of 2015. Other gains increased by $14.0 million for the six months ended June 30, 2015 as compared to the same period of 2014 due primarily to an $11.8 million gain on sale of the aforementioned investment. Expenses for this segment remained relatively flat during these periods.

Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our and our subsidiaries’ cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver, as described under the Corporate Debt section below. At June 30, 2015, our liquidity was $393.6 million. At June 30, 2015, we had contractual obligations, subject to certain conditions, to utilize approximately $54.9 million of this amount to fund acquisitions of servicing rights, including related servicer and protective advances, as well as our remaining capital contribution to WCO.
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
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, regulatory settlements, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next 12 months. We expect that significant acquisitions of servicing rights and other opportunities to grow by acquisition will need to be funded primarily through, or in collaboration with, external capital sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing. Our liquidity outlook assumes the renewal of existing mortgage loan servicing advance facilities and mortgage loan and reverse loan master repurchase agreements and entering into new reverse loan master repurchase agreements to fund repurchases of HECMs. In addition, management from time to time pursues other financing facilities. We may access the capital markets from time to time to augment our liquidity position as our business dictates, which includes our ability to offer and sell securities under our shelf registration statement described below. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.
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
Share Repurchase Plan
On May 6, 2015, the Board of Directors of the Company authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock, during the period beginning on May 11, 2015 and ending on May 31, 2016. Repurchases may be made from time to time based upon the Company’s discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of the Company’s shares and general market and economic conditions. The share repurchase program may be extended, suspended or discontinued at any time without notice. As of the date of this filing, no repurchases have been made pursuant to the share repurchase program.
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

Servicing Advance Liabilities
Our subsidiaries have servicing advance facilities with several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund servicer and protective advances that are our responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.6 billion at June 30, 2015. The interest rates on these facilities and the Early Advance Reimbursement Agreement are primarily based on LIBOR plus between 1.80% and 4.00% and have various expiration dates through June 2018. Payments on the amounts due under these agreements are paid from proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts. Accordingly, repayment of the facilities and amounts due under the Early Advance Reimbursement Agreement are dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities, with total borrowing capacity of $1.3 billion, are non-recourse to the Company.
Servicing Advance Facilities
One of our subsidiaries is party to a servicer advance financing facility that has a borrowing capacity of $1.2 billion. The facility provides funding for servicer and protective advances made by Green Tree Servicing in connection with its servicing of Fannie Mae and Freddie Mac mortgage loans.
Pursuant to this agreement, variable funding notes were issued to one counterparty having an initial aggregate principal balance of approximately $1.1 billion. The maximum permitted principal balance of the variable funding notes that can be drawn at any given time is dependent upon the amount of eligible collateral owned and may not exceed $1.2 billion in the aggregate. The collateral securing the variable funding notes consists primarily of rights to reimbursement for servicer and protective advances in respect of mortgage loans serviced by Green Tree Servicing on behalf of Freddie Mac and Fannie Mae.
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
The facility's base indenture and indenture supplement include facility early amortization events and target amortization events customary for financings of this type, including facility early amortization events and target amortization events related to breaches of covenants, defaults under certain other material indebtedness, material judgments, certain financial tests, certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and indenture supplement and change of control. Upon the occurrence of an event of default, the administrative agent and the lenders have the right to terminate all commitments and accelerate the variable funding notes under the base indenture, enforce their rights with respect to the collateral and take certain other actions. The events of default include the occurrence of any facility early amortization event, failure to make payments, failure to pay the entire note balance on the first payment date under the base indenture following the occurrence of a target amortization event, failure of Green Tree Servicing to satisfy various deposit and remittance obligations as servicer of certain mortgage loans, incorrect representations, bankruptcy events, and the requirement of a subsidiary, Green Tree Agency Advance Funding Trust I, to be registered as an “investment company” under the Investment Company Act of 1940, as amended,
In connection with this facility, we received a Fannie Mae Acknowledgment Agreement, dated as of December 19, 2014, and a Freddie Mac Consent, dated as of January 17, 2014, which (i) in the case of Fannie Mae, waived or (ii) in the case of Freddie Mac, subordinated, their respective rights of set-off against rights to reimbursement for certain servicer advances and delinquency advances subject to this facility. The Fannie Mae Acknowledgment Agreement remains in effect unless Fannie Mae withdraws its consent (i) at each yearly anniversary of the agreement by providing thirty days' advance written notice or (ii) upon certain other specified events. The Freddie Mac Consent automatically renews for successive annual terms, however Freddie Mac may terminate its consent on thirty days' written notice. If either Fannie Mae or Freddie Mac were to withdraw such waiver or subordination, as applicable, of its respective rights of set-off, the ability of the Company to increase its draws on the variable funding notes or maintain the drawn balances thereunder could be materially limited or eliminated.
At June 30, 2015, we had $1.1 billion outstanding under all servicing advance facilities which have an aggregate capacity of $1.4 billion. The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that a subsidiary maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Our subsidiary was in compliance with these financial covenants at June 30, 2015.

Early Advance Reimbursement Agreement
Green Tree Servicing's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Green Tree Servicing under its Fannie Mae servicing agreements. This agreement was renewed in April 2015 and now expires on March 31, 2016. If not renewed, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At June 30, 2015, we had borrowings of $147.5 million under the Early Advance Reimbursement Agreement which has a capacity of $200.0 million.
Mortgage Loan Originations Business
Master Repurchase Agreements
We utilize master repurchase agreements to support our origination or purchase of mortgage loans. These agreements were entered into by Green Tree Servicing and Ditech. The facilities had an aggregate capacity of $2.2 billion at June 30, 2015. At June 30, 2015, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 2.95% and have various expiration dates through May 2016. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume, however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity includes $1.1 billion of committed funds and $1.1 billion of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Green Tree Servicing and Ditech under the master repurchase agreements are guaranteed by the Parent Company. We had $1.5 billion of short-term borrowings under these master repurchase agreements at June 30, 2015, which included $364.8 million of borrowings utilizing uncommitted funds.
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
On June 22, 2015, as a result of a group of affiliated stockholders of the Company publicly disclosing on a Schedule 13D filing with the SEC that it had acquired beneficial ownership of approximately 22.3% of the outstanding common stock of the Company, a “change of control” event of default occurred under a master repurchase agreement relating to one of our mortgage warehouse facilities, which then caused a “cross-default” event of default to occur under certain other master repurchase agreements relating to certain additional mortgage warehouse facilities. We promptly obtained waivers for such “change of control” event of default and each related “cross-default” event of default from all applicable lenders. The master repurchase agreement under which the “change of control” event of default occurred was also amended to remove the change of control provision as it relates to the Parent Company.
We were in compliance with all financial covenants on warehouse borrowings at June 30, 2015.
Representations and Warranties
In conjunction with our originations business, we provide representations and warranties on loan sales. We sell substantially all of our originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. We sell conventional conforming and government-backed mortgage loans through agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. We also sell non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that the loans sold are in breach of these representations or warranties, we generally have an obligation to repurchase the loan for the unpaid principal balance, accrued interest, and related advances and indemnify the purchaser.

Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At June 30, 2015, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $41.1 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through June 30, 2015 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
A rollforward of the estimated liability associated with representations and warranties is included below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of the period	$12,132	$11,176	$10,959	$9,135
Provision for new sales	4,532	1,838	6,557	4,024
Change in estimate of existing reserves	(392)	(2,591)	(1,027)	(2,736)
Net realized losses on repurchases	$(897)	$(162)	$(1,114)	$(162)
Balance at end of the period	$15,375	$10,261	$15,375	$10,261
A rollforward of loan repurchase requests based on the original unpaid principal balance is included below (dollars in thousands):

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	93	$20,703	2	$280
Repurchases and indemnifications	(14)	(2,090)	(3)	(917)
Claims initiated	74	14,735	33	9,045
Rescinded	(59)	(13,356)	(19)	(4,972)
Balance at end of the period	94	$19,992	13	$3,436

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	48	$11,509	10	$2,324
Repurchases and indemnifications	(33)	(6,070)	(3)	(917)
Claims initiated	175	36,064	35	9,325
Rescinded	(96)	(21,511)	(29)	(7,296)
Balance at end of the period	94	$19,992	13	$3,436
Reverse Mortgage Business
Master Repurchase Agreements
Through RMS we finance the origination or purchase of reverse loans and repurchase of certain HECMs out of Ginnie Mae securitization pools with warehouse facilities under master repurchase agreements. At June 30, 2015, the facilities had an aggregate capacity amount of $220.0 million, which includes $30.0 million of capacity available to repurchase HECMs. The interest rates on the facilities are primarily based on LIBOR plus between 2.38% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through September 2015. These facilities are secured by the underlying asset and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from proceeds received on the securitization of the underlying reverse loans, claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan origination volume; however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity has been provided on an uncommitted basis, and as such to the extent these funds are requested to purchase or originate reverse loans or repurchase

HECMs, the counterparties have no obligation to fulfill such request. All obligations of RMS under the master repurchase agreements are guaranteed by the Parent Company. We had $148.1 million of borrowings under these master repurchase agreements at June 30, 2015.
In April 2015, a master repurchase agreement utilized to fund the repurchase of HECMs was terminated. The facility had a capacity of $25.0 million of committed funds and $7.4 million outstanding at June 30, 2015. Borrowings outstanding under this agreement were fully repaid in July 2015.
In July 2015, a lender that provides a $50.0 million warehouse line advised that they did not intend to renew the facility when it matures in September 2015 but would work with the Company to devise a plan to wind down the facility in an orderly fashion. We are currently evaluating whether to replace this facility but do not anticipate that the termination of this facility will have an adverse impact on liquidity.
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
In addition, RMS obtained a waiver of the need to comply with the minimum interest coverage covenant contained in one of its master repurchase agreements. Absent such waiver, at June 30, 2015, RMS would not have been in compliance with such covenant.
As a result of the waiver obtained, RMS was in compliance with its financial covenants on warehouse borrowings at June 30, 2015.
Reverse Loan Securitizations
We fund reverse loans through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheet as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At June 30, 2015, we had $9.8 billion in unpaid principal balance outstanding on the HMBS related obligations. At June 30, 2015, $9.8 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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
A rollforward of reverse loan and real estate owned repurchase activity (by unpaid principal balance) is included below (in thousands):

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Balance at beginning of the period	$149,659	$114,727
Repurchases and other additions (1)	71,264	127,862
Liquidations	(47,041)	(68,707)
Balance at end of the period	$173,882	$173,882
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.
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
As servicer of reverse loans, we are also obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $1.3 billion at June 30, 2015, which includes $734.6 million in capacity that was available to be drawn by borrowers at June 30, 2015 and $601.7 million in capacity that will become eligible to be drawn by borrowers throughout the twelve months ending June 30, 2016 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Excess Servicing Spread Liability
On July 1, 2014, we completed an excess servicing spread transaction with WCO whereby we sold 70% of the excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $25.2 billion, to WCO for a sales price of $75.4 million. We recognized the proceeds from the sale of excess servicing as a financing arrangement. We elected to record the excess servicing spread liability at fair value similar to the related servicing rights. At June 30, 2015, the carrying value of our excess servicing spread liability was $64.6 million, the repayment of which is based on future servicing fees received from the residential loans underlying the servicing rights.
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
An amount of up to $25.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. During the six months ended June 30, 2015, there were no borrowings or repayments under the 2013 Revolver. At June 30, 2015, we had $0.3 million outstanding in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year.

The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in our 2013 Secured Credit Facilities at June 30, 2015.
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
The Senior Notes Indenture contains restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in the Senior Notes Indenture at June 30, 2015.
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
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. The total unpaid principal balance of mortgage-backed debt was $1.1 billion and $1.8 billion at June 30, 2015 and December 31, 2014, respectively.
At June 30, 2015, mortgage-backed debt was collateralized by $1.1 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. At June 30, 2015, the total estimated outstanding balance of the residential loans expected to be called at the respective call dates is $419.3 million. We expect to finance the capital required to exercise the mandatory clean-up call primarily through cash on hand, asset-backed financing or in partnership with a capital provider, or through any combination of the foregoing. However, there can be no assurance that we will be able to sell the obligation or obtain financing through the capital markets when needed. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.
Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs and also requirements under servicing advance facilities and master repurchase agreements, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, the Company’s selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. For further information relating to these requirements, including certain Ginnie Mae and Fannie Mae waivers and certain guarantees provided by the Parent Company, refer to Note 19 in the Notes to Consolidated Financial Statements.
Noncompliance with those requirements for which the Company has not received a waiver could have a negative impact on our company which could include suspension or termination of the selling and servicing agreements which would prohibit future origination or securitization of mortgage loans or being an approved seller or servicer for the applicable GSE.
After taking into account the waivers mentioned above, all of the Company's subsidiaries were in compliance with all of their capital requirements at June 30, 2015.
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

Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2015	2014	Variance
Cash flows used in operating activities:
Net income (loss) adjusted for non-cash operating activities	$(63,724)	$26,808	$(90,532)
Changes in assets and liabilities	169,144	(103,704)	272,848
Net cash provided by (used in) originations activities (1)	(374,176)	3,054	(377,230)
Cash flows used in operating activities	(268,756)	(73,842)	(194,914)
Cash flows used in investing activities	(395,848)	(712,851)	317,003
Cash flows provided by financing activities	688,209	598,149	90,060
Net increase (decrease) in cash and cash equivalents	$23,605	$(188,544)	$212,149
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sale and payments.
Operating Activities
Cash used in operating activities of $268.8 million for the six months ended June 30, 2015 increased $194.9 million from $73.8 million in the same period of 2014. The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net income or loss adjusted for non-cash items. Our cash flows used in operations increased during the six months ended June 30, 2015 as compared to the same period in 2014 primarily as a result of a lower volume of loans sold in relation to originated loans, partially offset by higher collections of servicer and protective advances.
Investing Activities
Net cash used in investing activities of $395.8 million for the six months ended June 30, 2015 decreased $317.0 million from $712.9 million in the same period of 2014. The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Cash used for purchases and originations of reverse loans held for investment, net of payments received, increased by $56.2 million during the six months ended June 30, 2015 as compared to 2014 as a result of an increase in funded volume in our reverse mortgage operations. This increase was offset by a decrease of $77.1 million in cash paid for business acquisitions and purchases of servicing rights during the six months ended June 30, 2015 as compared to 2014 and cash proceeds received of $203.9 million from the sale of our residual interests and the sale of an investment.
Financing Activities
Net cash provided by financing activities of $688.2 million for the six months ended June 30, 2015 increased $90.1 million from $598.1 million in the same period of 2014. The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, decreased $86.5 million as a result of an increase in loan buyouts from the securitization pools during the six months ended June 30, 2015 in our reverse mortgage operations as compared to the same period of 2014. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business decreased $189.7 million primarily as a result of less funding of advances in the first six months of 2015 as compared to 2014 principally driven by lower cash needed to fund servicer and protective advances. Net cash borrowings on master repurchase agreements increased $377.7 million due primarily to an increase in origination volumes in our mortgage loan originations business.
Credit Risk Management
Residential Loans Held For Sale
We are subject to credit risk associated with mortgage loans that we purchase and originate during the period of time prior to the sale of these loans. We consider our credit risk associated with these loans to be insignificant as we hold the loans for a short period of time, typically less than 20 days, and the market for these loans continues to be highly liquid. We are also subject to credit risk associated with mortgage loans we have repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale. At June 30, 2015, we held $7.0 million in repurchased loans.
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
We held real estate owned, net of $61.7 million, $11.6 million and $0.7 million in the Reverse Mortgage and Servicing segments, and Other non-reportable segment, respectively, at June 30, 2015. We held real estate owned, net of $55.3 million, $32.1 million and $1.0 million in the Reverse Mortgage and Servicing segments, and Other non-reportable segment, respectively, at December 31, 2014.
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
Counterparty credit risk also exists with our third party originators from whom we purchase originated mortgage loans and certain third party originators from whom we acquire serving rights. The third party originators incur a representation and warranty obligation when they sell the mortgage loan to us or another third party, and they agree to reimburse us for any losses incurred due to an origination defect. We become exposed to losses for origination defects if the third party originator is not able to reimburse us for losses incurred for indemnification or repurchase. We attempt to mitigate this risk by monitoring purchase limits from our third party originators (to reduce any concentration exposure), quality control reviews of the third party originators, underwriting standards and monitoring the credit worthiness of third party originators on a periodic basis.
Ratings
The Company receives various credit and servicer ratings as set forth below. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Rating agency ratings are not a recommendation to buy, sell or hold any security.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation and are considered by lenders in connection with the setting of interest rates and terms for a company's borrowings. The following table summarizes our credit ratings and outlook as of the date of this report.

	Moody's	S&P
Corporate / CCR	B2	B+
Senior Secured Debt	B2	B+
Senior Unsecured Debt	B3	B-
Outlook	Stable	Negative
Date of Last Action	May 2015	December 2014
Servicer Ratings
Residential loan and manufactured housing servicer ratings reflect the applicable rating agency's assessment of a servicer’s operational risk and how the quality and experience of the servicer affect loan performance. The following table summarizes the servicer ratings and outlook assigned to certain of our servicer subsidiaries as of the date of this report.

	Moody's	S&P	Fitch
Residential Prime Servicer	—	—	RPS2-
Residential Subprime Servicer	SQ2-	Above Average	RPS2-
Residential Special Servicer	—	Above Average	RSS2-
Residential Second/Subordinated Lien Servicer	SQ2	Above Average	RPS2-
Manufactured Housing Servicer	SQ2	Above Average	—
Residential HLTV Servicer	—	—	RPS2-
Residential HELOC Servicer	—	—	RPS2-
Residential Reverse Mortgage Servicer	—	Strong(1)	—
Outlook	Review for possible downgrade	Stable (1)	Outlook Negative
Date of Last Action	May 2012	March 2014 (1)	March 2015
__________
(1)     S&P last affirmed its rating for RMS as a residential reverse mortgage servicer in October 2014 with a negative outlook.

Cybersecurity
We devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. From time to time we, our vendors and other companies that store or process confidential borrower personal and transactional data are targeted by unauthorized parties using malicious code and viruses or otherwise attempting to breach the security of our or our vendors’ systems and data. We employ extensive layered security at all levels within our organization to help us detect malicious activity, both from within the organization and from external sources. It is company protocol to investigate the cause and extent of all instances of cyber-attack, potential or confirmed, and take any additional necessary actions including: conducting additional internal investigation; engaging third-party forensic experts; updating our defenses; and involving senior management. We have established, and continue to establish on an ongoing basis, defenses to identify and mitigate these cyber-attacks, and although these cyber-attacks have on occasion penetrated certain defenses, they have not, to date, resulted in any material disruption to our operations and have not had a material adverse effect on our results of operations. However, loss, unauthorized access to, or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.
In August of 2014, the Company was notified by the United States Secret Service of potential unauthorized access to certain computer applications residing on servers operated on behalf of Green Tree Servicing. We retained a team of forensic experts to investigate the incident to determine the scope of the data, if any, that was susceptible to unauthorized access. The forensic investigation did not identify conclusive evidence that data was in fact improperly accessed. We have been in contact with appropriate governmental agencies and are providing information to several state agencies in response to their requests. We have also notified identified individuals whose personal information we believe potentially might have been made accessible in the incident. In addition, we have taken and continue to take steps to further enhance the security of our data and defenses against future threats. Expenses incurred to date related to this incident have not been material. We may incur additional expenses in connection with the incident; however, at this time we are unable to reasonably estimate any such additional expenses or losses.
In addition to our vendors, other third parties with whom we do business or that facilitate our business activities (e.g., GSEs, transaction counterparties and financial intermediaries) could also be sources of cybersecurity risk to us, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyber-attacks which could affect their ability to deliver a product or service to us or result in lost or compromised information of us or our consumers. We work with our vendors and other third parties with whom we do business, to enhance our defenses and improve resiliency to cybersecurity threats. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third party liability, and this could adversely affect our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
We have certain off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.
We have exposure to representations and warranty obligations as a result of our loans sales activities. If it is determined that loans sold are in breach of these representations or warranties, we generally have an obligation to either: (i) repurchase the loan for the unpaid principal balance, accrued interest, and related advances or (ii) indemnify the purchaser. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheet. Refer to Notes 4 and 20 in the Notes to Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
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
During the quarter ended June 30, 2015, the Reverse Mortgage reporting unit experienced operational challenges in its retail origination channel and experienced a reduction in opportunities for additional sub-servicing business. Additionally, more experience exists with respect to previously introduced product changes that deferred a significant amount of cash flow to future years. The initial impact of this deferral of cash flows to future years has been greater than originally anticipated by the Company. During the second quarter new financial assessment requirements for the HECM program went into effect and there were new mortgagee letters issued that could impact the likelihood of curtailment events in future periods. The impact of these more recent changes remains uncertain. At the same time, the Reverse Mortgage reporting unit continues to experience increasing liquidity requirements for Ginnie Mae buyouts and, based on recent developments, an increase in obligations surrounding curtailment related items existing at the time of the RMS acquisition. Collectively, the impact of the greater than anticipated principal deferral, the operational challenges and the liquidity requirements has resulted in reduced and delayed cash flows in the reverse mortgage business.
We have revised our multi-year forecast for the reverse mortgage business. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the Reverse Mortgage reporting unit goodwill incorporated lower projected revenue as a result of the factors noted above. The revised forecast also reflected changes related to current market trends and other expectations about the anticipated operating results of the reverse mortgage business.
We considered the Reverse Mortgage reporting unit's lower operating results and the revised financial forecast in determining that there were interim impairment indicators that led to the need for a quantitative impairment analysis for goodwill purposes during the second quarter.
Based on these factors, we determined that there were interim impairment indicators that led to the need for a quantitative impairment analysis for goodwill purposes during the second quarter.
Based on the step one analysis, we concluded that the fair value of the Reverse Mortgage reporting unit (determined based on the income approach) was below its carrying value and therefore was required to perform a step two analysis to determine the implied fair value of goodwill. We concluded, based on the step two analysis, that the carrying amount of the reporting unit's goodwill exceeded its implied fair value and as a result, recorded a $56.5 million goodwill impairment charge in the second quarter of 2015 which is included in the goodwill impairment line item on the consolidated statements of comprehensive income (loss).
We completed a qualitative assessment of any potential goodwill impairment as of June 30, 2015 for all other reporting units. Additionally, similar to 2014 our share price continues to experience volatility. As a result, we reassessed our market capitalization based on our average market price relative to the aggregate fair value of our reporting units. We believe that based on our qualitative assessment the excess fair value in our reporting units is temporary in nature due to certain company specific factors, regulatory challenges and market developments in our industry. We are beginning our annual budget process which will be the basis for completing our annual goodwill impairment test during the fourth quarter. Declines in expected future cash flows, reduction in expected future growth rates, or an increase in the risk-adjusted discount rate used to estimate fair value may result in a determination that an impairment adjustment is required resulting in a charge to earnings in a future period.
We will continue to evaluate goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, new regulatory requirements and/or changes in management’s business strategy, indicate that there may be a potential indicator of impairment.
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

ARM	Asset Receivables Management, a reporting unit of the Company

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

CFE	Collateralized financing entity

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

CID	Civil investigative demand

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes sold in a registered underwritten public offering on October 23, 2012

Ditech	Ditech Mortgage Corp, an indirect wholly-owned subsidiary of the Company
Early Advance Reimbursement

Agreement	$200 million financing facility with Fannie Mae

EverBank	EverBank Financial Corp

EverBank net assets
Assets purchased from EverBank under a series of definitive agreements entered into on October 30, 2013, including (i) certain private and GSE-backed MSRs and related servicer advances, (ii) sub-servicing rights for mortgage loans and (iii) a default servicing platform

Exchange Act	Securities Exchange Act of 1934, as amended

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FCC	Federal Communications Commission

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

Forward sales commitments	Forward sales of agency to-be-announced securities, a freestanding derivative financial instrument

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

Green Tree Servicing	Green Tree Servicing LLC, an indirect wholly-owned subsidiary of the Company

GSE	Government-sponsored entity

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HMBS	Home Equity Conversion Mortgage-Backed Securities

HOA	Homeowners' association

HUD	U.S. Department of Housing and Urban Development

IDL	Initial Disbursement Limits

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

Marix	Marix Servicing LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

MGCL	Maryland General Corporation Law

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSR	Mortgage servicing rights

NMS	National Mortgage Settlement

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

REIT	Real estate investment trust

Residential loans
Residential mortgage loans, including traditional mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

RESPA	Real Estate Settlement Procedures Act

Reverse loans	Reverse mortgage loans, including HECMs

Rights Agent	Computershare Trust Company, N.A.

Rights Agreement	Rights Agreement, dates as of June 29, 2015, between Walter Investment Management Corp. and Computershare Trust Company, N.A., as Rights Agent

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

RSU	Restricted stock unit

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated as of December 17, 2013 among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee

TCPA	Telephone Consumer Protection Act

TILA	Truth in Lending Act

TBAs	To-be-announced securities

TSR	Total shareholder return

U.S.	United States of America

U.S. Treasury	United States Department of the Treasury

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	June 30, 2015
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(183,547)	$(84,445)	$70,826	$133,871
Excess servicing spread liability at fair value	4,738	2,182	(1,771)	(3,346)
Net change in fair value - Servicing segment	$(178,809)	$(82,263)	$69,055	$130,525

Originations segment
Residential loans held for sale	$48,625	$25,406	$(26,727)	$(54,457)
Freestanding derivatives (1)	(49,632)	(25,808)	26,044	52,090
Net change in fair value - Originations segment	$(1,007)	$(402)	$(683)	$(2,367)

Reverse Mortgage segment
Reverse loans	$135,485	$71,627	$(71,773)	$(142,557)
HMBS related obligations	(116,611)	(62,306)	62,727	124,737
Net change in fair value - Reverse Mortgage segment	$18,874	$9,321	$(9,046)	$(17,820)

	December 31, 2014
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(118,154)	$(58,417)	$55,476	$106,956
Excess servicing spread liability at fair value	5,117	2,455	(2,208)	(4,127)
Net change in fair value - Servicing segment	$(113,037)	$(55,962)	$53,268	$102,829

Originations segment
Residential loans held for sale	$31,173	$16,593	$(18,011)	$(37,416)
Freestanding derivatives (1)	(32,384)	(16,495)	16,952	34,964
Net change in fair value - Originations segment	$(1,211)	$98	$(1,059)	$(2,452)

Reverse Mortgage segment
Reverse loans	$147,705	$78,313	$(79,666)	$(158,159)
HMBS related obligations	(123,275)	(66,238)	67,946	135,061
Net change in fair value - Reverse Mortgage segment	$24,430	$12,075	$(11,720)	$(23,098)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used June 30, 2015 and December 31, 2014 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. The Company does not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights. The Company may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The servicing rights sensitivity to interest rate changes increased at June 30, 2015 from December 31, 2014 due primarily to the growth in servicing rights carried at fair value as a result of acquired and originated servicing rights.

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
An integral component of our interest rate risk management strategy is our use of freestanding derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates that affect the value of our IRLCs and mortgage loans held for sale. The derivatives utilized to hedge the interest rate risk are forward sales commitments, which are forward sales of agency TBAs. These TBAs are primarily used to fix the forward sales price that will be realized upon the sale of the mortgage loans into the secondary market. We also enter into commitments to purchase MBS as part of our overall hedging strategy.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is, and expects that, from time to time, it will continue to become, involved in litigation, arbitration, examinations, inquiries, investigations and claims. These include pending examinations, inquiries and investigations by governmental and regulatory agencies, including but not limited to the SEC, Department of Justice, IRS, state attorneys general and other state regulators, Offices of the United States Trustees, HUD and the CFPB, into whether certain of the Company's residential loan servicing and originations practices, bankruptcy practices and other aspects of its business comply with applicable laws and regulatory requirements.
From time to time, the Company has received and may in the future receive subpoenas and other information requests from federal and state governmental and regulatory agencies that are examining or investigating the Company.  The Company, Mark O’Brien, Denmar Dixon and a former Company officer have received subpoenas from the SEC requesting documents and other information in connection with an investigation concerning trading in the Company’s securities.  The Company and the aforementioned individuals are cooperating with the investigation. In addition, Green Tree Servicing has received a letter from the SEC requesting a voluntary production of documents and other information in connection with an investigation relating to mortgage loan servicer use of collection agents.  We believe a similar letter was also sent to other companies in the industry.
The Company has also received various subpoenas for testimony and documents, motions for examinations pursuant to Federal Rule of Bankruptcy Procedure 2004, and other information requests from certain Offices of the United States Trustees, acting through trial counsel in various federal judicial districts, seeking information regarding an array of the Company’s policies, procedures and practices in servicing loans to borrowers who are in bankruptcy and the Company's compliance with bankruptcy laws and rules.
The Company is involved in litigation, including putative class actions, and other legal proceedings concerning, among other things, lender-placed insurance, private mortgage insurance, bankruptcy practices, the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the TCPA, the Fair Credit Reporting Act, TILA, RESPA, the Equal Credit Opportunity Act, and other federal and state laws and statutes. For example, Green Tree Servicing is subject to several putative class action suits alleging that Green Tree Servicing and its affiliates improperly received benefits from lender-placed insurance providers in the form of commissions for work not performed, services provided at a reduced cost, and expense reimbursements that did not reflect the actual cost of the services rendered.  Plaintiffs in these suits assert various theories of recovery and seek remedies including compensatory, actual, punitive, statutory, compensatory and treble damages, return of unjust benefits, and injunctive relief.
The outcome of all of the Company's legal proceedings is uncertain, and it is possible that adverse results in such proceedings (which could include restitution, penalties, punitive damages and injunctive relief affecting the Company's business practices) and the terms of any settlements of such proceedings could have a material adverse effect on the Company's reputation, business, prospects, results of operations, liquidity or financial condition. In addition, governmental and regulatory agency examinations, inquiries and investigations may result in the commencement of lawsuits against us or our personnel. Although the Company has historically been able to resolve the preponderance of its ordinary course litigations on terms it considered favorable and without a material effect, this pattern may not continue and, in any event, individual cases could have unexpected materially adverse outcomes in excess of amounts already accrued. The Company cannot predict whether or how any legal proceeding will affect the Company's business relationship with actual or potential customers, the Company's creditors, rating agencies and others. In addition, cooperating in, defending and resolving these legal proceedings consume significant amounts of management time and attention and could cause the Company to incur substantial legal, consulting and other expenses and to change the Company's business practices, even in cases where there is no determination that the Company's conduct failed to meet applicable legal or regulatory requirements.
Please see Note 20 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a description of certain legal proceedings, which description is incorporated by reference herein.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully review and consider the risks and uncertainties described below and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, which are the risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity, results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic report constitutes forward-looking information, the risk factors set forth below and in such periodic report are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
Certain provisions of Maryland law and our stockholder rights plan could inhibit a change in our control.

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
In addition, on June 29, 2015, our Board of Directors adopted a stockholder rights plan, commonly referred to as a "poison pill," in response to accumulations of the Company's shares in the market. The rights plan is intended to deter the acquisition by a person or group of persons acting in concert of beneficial ownership of more than 20% of the Company's outstanding shares of common stock without negotiation with, and the approval of, the Company's Board of Directors by making such an acquisition prohibitively expensive for the acquirer(s). The rights plan, which is scheduled to expire on June 29, 2016, applies equally to all current and future stockholders and is not intended to deter offers that our Board of Directors determines are in the best interests of the Company's stockholders. However, the rights plan may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might receive a premium for their shares.
Risks Related to Our Relationship with Walter Energy
We may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for 2009 and prior tax years. We cannot predict how Walter Energy’s recent bankruptcy filing in Alabama may affect the outcome of these matters.
We may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for 2009 and prior tax years. Under federal law, each member of a consolidated group for U.S. federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it was a member of the consolidated group at any time during such year. Certain former subsidiaries of the Company (which were subsequently merged or otherwise consolidated with certain current subsidiaries of the Company) were part of the Walter Energy consolidated tax group prior to our spin-off from Walter Energy on April 17, 2009. As a result, if the Walter Energy consolidated group’s federal income taxes (including penalties and interest) for such tax years are not discharged by Walter Energy or otherwise, we could be liable for such amounts.

Walter Energy Tax Matters. According to Walter Energy’s Form 10-Q (the “Walter Energy Form 10-Q”) for the quarter ended June 30, 2015 (filed with the SEC on August 6, 2015), certain tax matters with respect to certain tax years prior to and including the year of our spin-off from Walter Energy remain unresolved, including certain tax matters relating to: (i) a “proof of claim” for a substantial amount of taxes, interest and penalties with respect to Walter Energy’s fiscal years ended August 31, 1983 through May 31, 1994, which was filed by the IRS in connection with Walter Energy’s bankruptcy filing on December 27, 1989 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division; (ii) an IRS audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008; and (iii) an IRS audit of Walter Energy’s federal income tax returns for the 2009 through 2013 tax years. It is unclear how these tax matters will be impacted, if at all, by Walter Energy’s recent Chapter 11 bankruptcy filing in Alabama, which is discussed below.
Walter Energy 2015 Bankruptcy Filing. On July 15, 2015, Walter Energy filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama and, in connection therewith, filed a motion to assume a pre-petition restructuring support agreement between Walter Energy and certain holders of its funded indebtedness. Under this agreement, the parties thereto will pursue confirmation of a plan of reorganization (the “plan”) unless certain events occur, in which case Walter Energy will abandon the plan process and pursue a sale of its assets in accordance with Section 363 of the Bankruptcy Code. There is no indication in the plan of the amount of anticipated tax claims. According to the Walter Energy Form 10-Q, Walter Energy (i) intends to seek a comprehensive resolution of all outstanding federal tax issues including, to the extent possible, issues relating to the “proof of claim” described above, in connection with its recent Chapter 11 bankruptcy filing in Alabama and (ii) expects that any plan would provide mechanisms for the treatment of potential income tax liabilities.
We cannot predict whether or to what extent we may become liable for federal income taxes of the Walter Energy consolidated group, in part because we believe, based on publicly available information, that: (i) the amount of taxes owed by the Walter Energy consolidated group for the periods from 1983 through 2009 remains unresolved; (ii) in light of Walter Energy’s 2015 Chapter 11 bankruptcy filing, it is unclear (a) whether Walter Energy will be obligated or able to pay any or all of such amounts owed and (b) what portion of the IRS claims against the Walter Energy consolidated group for 2009 and prior tax years are attributable to tax, interest and/or penalties and what priority, if any, the IRS will receive in the Alabama bankruptcy proceedings with respect to its claims against Walter Energy; and (iii) we cannot predict whether, in the event Walter Energy does not discharge all tax obligations for the consolidated group, the IRS will seek to enforce tax claims against former members of the Walter Energy consolidated group. Further, because we cannot currently estimate our liability, if any, relating to the federal income tax liability of Walter Energy’s consolidated tax group during the tax years in which we were a part of such group, we cannot determine whether such liabilities, if any, could have a material adverse effect on our business, financial condition, liquidity and/or results of operations.
Tax Separation Agreement. In connection with our spin-off from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement, dated April 17, 2009. Notwithstanding any several liability the Company may have under federal tax law described above, under the Tax Separation Agreement, Walter Energy agreed to retain full liability for all U.S. federal income or state combined income taxes of the Walter Energy consolidated group for 2009 and prior tax years (including any interest, additional taxes or penalties applicable thereto), subject to limited exceptions.
It is unclear, however, whether claims made by the Company under the Tax Separation Agreement would be enforceable against Walter Energy in connection with, or following the conclusion of, the various Walter Energy bankruptcy proceedings described above or if such claims would be rejected or disallowed under bankruptcy law, and whether Walter Energy will have the ability to satisfy in part or in full the amount of any claims made by the Company under the Tax Separation Agreement.
Furthermore, the Tax Separation Agreement provides that Walter Energy has, in its sole discretion, the exclusive right to represent the interests of the consolidated group in any audit, court proceeding or settlement of a claim with the IRS for the tax years in which certain of the Company’s former subsidiaries were a member of the Walter Energy consolidated group for U.S. federal income tax purposes. Moreover, the Tax Separation Agreement obligates us to take certain tax positions that are consistent with those taken historically by Walter Energy. In the event we do not take such positions, we could be liable to Walter Energy to the extent our failure to do so results in an increased tax liability or the reduction of any tax asset of Walter Energy. These arrangements may result in conflicts of interests between us and Walter Energy, particularly with regard to the Walter Energy bankruptcy proceedings described above.
Lastly, according to its public filings, Walter Energy’s 2009 tax year is currently under audit. Accordingly, if it is determined that certain distribution taxes and other amounts are owed related to our spin-off from Walter Energy in 2009, we may be liable under the Tax Separation Agreement for all or a portion of such amounts.
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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: August 10, 2015	By:	/s/ Mark J. O’Brien
Mark J. O’Brien
Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: August 10, 2015	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

3.1	(2)	Articles Supplementary for the Junior Participating Preferred Stock of the Company, effective June 29, 2015.

4.1	(3)
Rights Agreement, dated as of June 29, 2015, between Walter Investment Management Corp. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Articles Supplementary for the Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Form of Summary of Rights as Exhibit C.

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
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2015; (iv) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2015.
(3)	Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2015.