Form 10-Q
period 2015-09-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2015-11-05
CIK 1040719

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
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 37,802,297 shares of common stock outstanding as of October 30, 2015.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents	$268,601	$320,175
Restricted cash and cash equivalents	740,459	733,015
Residential loans at amortized cost, net (includes $4,116 and $10,033 in allowance for loan losses at September 30, 2015 and December 31, 2014, respectively)	538,894	1,314,539
Residential loans at fair value	12,729,586	11,832,630
Receivables, net (includes $19,313 and $25,201 at fair value at September 30, 2015 and December 31, 2014, respectively)	246,775	215,629
Servicer and protective advances, net (includes $113,294 and $112,427 in allowance for uncollectible advances at September 30, 2015 and December 31, 2014, respectively)	1,529,222	1,761,082
Servicing rights, net (includes $1,639,624 and $1,599,541 at fair value at September 30, 2015 and December 31, 2014, respectively)	1,752,770	1,730,216
Goodwill	518,929	575,468
Intangible assets, net	87,513	103,503
Premises and equipment, net	104,618	124,926
Other assets (includes $70,678 and $68,151 at fair value at September 30, 2015 and December 31, 2014, respectively)	258,966	280,794
Total assets	$18,776,333	$18,991,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $36,838 and $30,024 at fair value at September 30, 2015 and December 31, 2014, respectively)	$602,454	$663,829
Servicer payables	633,949	584,567
Servicing advance liabilities	1,209,082	1,365,885
Warehouse borrowings	1,225,437	1,176,956
Excess servicing spread liability at fair value	59,569	66,311
Corporate debt	2,216,123	2,267,799
Mortgage-backed debt (includes $599,389 and $653,167 at fair value at September 30, 2015 and December 31, 2014, respectively)	1,080,606	1,751,459
HMBS related obligations at fair value	10,745,030	9,951,895
Deferred tax liability, net	58,981	86,617
Total liabilities	17,831,231	17,915,318

Commitments and contingencies (Note 20)

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 37,802,297 and 37,711,623 shares at September 30, 2015 and December 31, 2014, respectively	378	377
Additional paid-in capital	614,889	600,643
Retained earnings	329,189	475,244
Accumulated other comprehensive income	646	395
Total stockholders' equity	945,102	1,076,659
Total liabilities and stockholders' equity	$18,776,333	$18,991,977

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

	September 30, 2015	December 31, 2014
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$53,715	$105,977
Residential loans at amortized cost, net	509,631	1,292,781
Residential loans at fair value	538,190	586,433
Receivables at fair value	19,313	25,201
Servicer and protective advances, net	1,106,985	1,273,186
Other assets	14,324	46,199
Total assets	$2,242,158	$3,329,777

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$3,326	$8,511
Servicing advance liabilities	996,498	1,160,257
Mortgage-backed debt (includes $599,389 and $653,167 at fair value at September 30, 2015 and December 31, 2014, respectively)	1,080,606	1,751,459
Total liabilities	$2,080,430	$2,920,227
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Net servicing revenue and fees	$(1,771)	$163,411	$313,031	$477,179
Net gains on sales of loans	116,218	127,515	360,844	376,160
Interest income on loans	12,410	33,451	62,537	102,091
Net fair value gains on reverse loans and related HMBS obligations	52,644	25,268	90,233	69,440
Insurance revenue	8,763	14,566	34,323	57,760
Other revenues	31,129	21,789	81,715	87,031
Total revenues	219,393	386,000	942,683	1,169,661

EXPENSES
Salaries and benefits	142,088	147,278	432,473	428,677
General and administrative	132,067	143,445	402,814	394,651
Interest expense	66,728	76,722	210,264	226,261
Depreciation and amortization	20,646	17,918	53,371	54,953
Goodwill impairment	—	—	56,539	82,269
Other expenses, net	2,595	4,160	8,043	8,363
Total expenses	364,124	389,523	1,163,504	1,195,174

OTHER GAINS (LOSSES)
Other net fair value gains	1,119	16,794	3,573	15,823
Other	12,054	(590)	21,013	(590)
Total other gains (losses)	13,173	16,204	24,586	15,233

Income (loss) before income taxes	(131,558)	12,681	(196,235)	(10,280)
Income tax expense (benefit)	(54,630)	83,484	(50,180)	56,075
Net loss	$(76,928)	$(70,803)	$(146,055)	$(66,355)

Comprehensive loss	$(76,793)	$(71,023)	$(145,804)	$(66,566)

Net loss	$(76,928)	$(70,803)	$(146,055)	$(66,355)

Basic loss per common and common equivalent share	$(2.04)	$(1.88)	$(3.87)	$(1.76)
Diluted loss per common and common equivalent share	(2.04)	(1.88)	(3.87)	(1.76)

Weighted-average common and common equivalent shares outstanding — basic	37,802	37,707	37,760	37,604
Weighted-average common and common equivalent shares outstanding — diluted	37,802	37,707	37,760	37,604
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2015	37,711,623	$377	$600,643	$475,244	$395	$1,076,659
Net loss	—	—	—	(146,055)	—	(146,055)
Other comprehensive income, net of tax	—	—	—	—	251	251
Share-based compensation	—	—	14,345	—	—	14,345
Tax shortfall on share-based compensation	—	—	(298)	—	—	(298)
Issuance of shares under incentive plans	90,674	1	199	—	—	200
Balance at September 30, 2015	37,802,297	$378	$614,889	$329,189	$646	$945,102
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(146,055)	$(66,355)

Adjustments to reconcile net loss to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(90,233)	(69,440)
Amortization of servicing rights	20,634	31,527
Change in fair value of servicing rights	353,023	182,022
Change in fair value of excess servicing spread liability	107	3
Change in fair value of charged-off loans	(16,294)	(3,625)
Other net fair value (gains) losses	3,483	(7,549)
Accretion of discounts on residential loans and advances	(6,301)	(11,961)
Accretion of discounts on debt and amortization of deferred debt issuance costs	16,062	14,576
Amortization of master repurchase agreements deferred issuance costs	4,688	5,251
Amortization of servicing advance liabilities deferred issuance costs	3,313	5,110
Provision for uncollectible advances	39,278	41,381
Depreciation and amortization of premises and equipment and intangible assets	53,371	54,953
Losses (gains) on real estate owned, net	2,586	(1,161)
Benefit for deferred income taxes	(28,118)	(25,771)
Share-based compensation	14,345	11,571
Purchases and originations of residential loans held for sale	(20,158,426)	(13,728,216)
Proceeds from sales of and payments on residential loans held for sale	20,165,907	13,881,782
Proceeds from sale of trading security	70,390	—
Net gains on sales of loans	(360,844)	(376,160)
Gain on sale of trading security	(10,296)	—
Gain on sale of investments	(8,959)	—
Goodwill impairment	56,539	82,269
Other	(2,340)	4,268

Changes in assets and liabilities
Decrease (increase) in receivables	(36,651)	69,049
Decrease (increase) in servicer and protective advances	213,520	(161,355)
Decrease (increase) in other assets	9,396	(2,584)
Increase (decrease) in payables and accrued liabilities	(53,491)	85,371
Increase (decrease) in servicer payables	5,880	(8,408)
Cash flows provided by operating activities	114,514	6,548

	For the Nine Months Ended September 30,
	2015	2014
Investing activities
Purchases and originations of reverse loans held for investment	(1,259,927)	(1,041,836)
Principal payments received on reverse loans held for investment	618,446	382,015
Principal payments received on mortgage loans held for investment	93,062	122,029
Payments received on charged-off loans held for investment	19,859	8,623
Payments received on receivables related to Non-Residual Trusts	5,547	7,676
Cash proceeds from sales of real estate owned, net	56,948	35,346
Purchases of premises and equipment	(16,706)	(17,346)
Decrease in restricted cash and cash equivalents	7,039	4,822
Payments for acquisitions of businesses, net of cash acquired	(4,737)	(195,307)
Acquisitions of servicing rights	(233,744)	(172,775)
Proceeds from sale of investment	14,376	—
Proceeds from sale of servicing rights	778	9,499
Proceeds from sale of residual interests in Residual Trusts	189,513	—
Acquisitions of charged-off loans held for investment	—	(64,548)
Other	7,950	(11,569)
Cash flows used in investing activities	(501,596)	(933,371)

Financing activities
Payments on corporate debt	(62,544)	(13,150)
Proceeds from securitizations of reverse loans	1,382,359	1,159,757
Payments on HMBS related obligations	(739,447)	(439,526)
Issuances of servicing advance liabilities	712,307	929,216
Payments on servicing advance liabilities	(869,110)	(851,771)
Net change in warehouse borrowings related to mortgage loans	142,481	66,433
Net change in warehouse borrowings related to reverse loans	(94,000)	(18,574)
Proceeds from sale of excess servicing spread	—	75,426
Payments on excess servicing spread liability	(6,849)	(2,205)
Other debt issuance costs paid	(6,926)	(14,054)
Payments on mortgage-backed debt	(109,808)	(135,697)
Other	(12,955)	4,995
Cash flows provided by financing activities	335,508	760,850

Net decrease in cash and cash equivalents	(51,574)	(165,973)
Cash and cash equivalents at beginning of the period	320,175	491,885
Cash and cash equivalents at end of the period	$268,601	$325,912
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
Interim Financial Reporting
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
In August 2015, as a clarification to the accounting standards update for recognizing debt issuance costs in the paragraph above, the FASB issued an accounting standards update regarding the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements in the aforementioned accounting standards update, the SEC Staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. As noted above, the new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The adoption of this standard will not have a significant impact on the Company's consolidated financial statements.
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
In September 2015, the FASB issued an accounting standards update which provides updated guidance regarding simplifying the accounting for recognizing adjustments to provisional amounts identified during the measurement period in a business combination. To simplify the accounting for these adjustments, the amendments in this update eliminate the requirement to retrospectively account for the adjustments and to recognize them in the period that they are identified. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.
2. Significant Accounting Policies
Included in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 is a summary of the Company’s significant accounting policies. Provided below is a summary of an additional accounting policy relating to the deconsolidation of a subsidiary during the nine months ended September 30, 2015.
Deconsolidation of Marix
During the second quarter of 2015, the Company completed the contribution of 100% of the equity of Marix to WCO pursuant to the terms of an amended contribution agreement among the Company, WCO and certain other parties. Pursuant to such agreement and as consideration for such contribution, during the quarter ended September 30, 2015, the Company received 300,000 partnership common units in WCO LP, a contingent consideration, following achievement by Marix of various post-contribution milestones, including the purchase of its first MSR. The Company elected to account for the partnership common units as a gain contingency. As a result, during the three months ended September 30, 2015 the Company recorded a $3.1 million gain for the consideration received for the contribution of Marix which is recorded in other gains on the consolidated statements of comprehensive loss.

The Company, in exchange for a servicing fee, has entered into agreements to service assets held by WCO, including Marix. Although WCO is not obligated to utilize the Company to service its assets, it is anticipated that the Company will have the opportunity to service some or all of such assets, subject to the Company and WCO agreeing on the terms of any such servicing arrangements.
3. Variable Interest Entities
Consolidated Variable Interest Entities
In April 2015, the Company sold its residual interests in seven of the Residual Trusts that it previously consolidated for $189.5 million in cash proceeds. Upon the sale of the residual interests, the Company determined that it was no longer required to consolidate the seven trusts as it was no longer the primary beneficiary of these trusts since (i) it did not hold the residual securities issued by the trusts and therefore had no obligation to absorb future losses to the extent of its investment and no right to receive future benefits from the trust, both of which could potentially be significant to the trusts, and (ii) it is adequately compensated and its role as servicer is of a fiduciary nature. In conjunction with the transaction, the Company deconsolidated the seven Residual Trusts and removed related assets of $783.9 million and liabilities of $588.5 million from its consolidated balance sheet and recorded servicing rights of $3.1 million. As a result of the sale the Company recorded a loss of $2.8 million which is recorded in other gains on the consolidated statements of comprehensive loss.
With the exception of the aforementioned sale, included in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 are descriptions of the Company’s variable interests in VIEs that it continues to consolidate as it has determined that it is the primary beneficiary of such VIEs.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	September 30, 2015
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$13,856	$11,607	$28,252	$53,715
Residential loans at amortized cost, net	509,631	—	—	509,631
Residential loans at fair value	—	538,190	—	538,190
Receivables at fair value	—	19,313	—	19,313
Servicer and protective advances, net	—	—	1,106,985	1,106,985
Other assets	12,057	733	1,534	14,324
Total assets	$535,544	$569,843	$1,136,771	$2,242,158

Liabilities
Payables and accrued liabilities	$2,269	$—	$1,057	$3,326
Servicing advance liabilities	—	—	996,498	996,498
Mortgage-backed debt	481,217	599,389	—	1,080,606
Total liabilities	$483,486	$599,389	$997,555	$2,080,430

	December 31, 2014
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$41,632	$12,710	$51,635	$105,977
Residential loans at amortized cost, net	1,292,781	—	—	1,292,781
Residential loans at fair value	—	586,433	—	586,433
Receivables at fair value	—	25,201	—	25,201
Servicer and protective advances, net	—	—	1,273,186	1,273,186
Other assets	41,758	1,023	3,418	46,199
Total assets	$1,376,171	$625,367	$1,328,239	$3,329,777

Liabilities
Payables and accrued liabilities	$7,590	$—	$921	$8,511
Servicing advance liabilities	—	—	1,160,257	1,160,257
Mortgage-backed debt	1,098,292	653,167	—	1,751,459
Total liabilities	$1,105,882	$653,167	$1,161,178	$2,920,227
Unconsolidated Variable Interest Entities
Included in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 are descriptions of the Company’s variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of such VIEs.
During the nine months ended September 30, 2015, the Company, in exchange for a servicing fee, entered into agreements to service assets held by WCO. Refer to additional information at Note 9.
4. Transfers of Residential Loans
Sales of Mortgage Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. The Company accounts for these transfers as sales, and in most, but not all, cases, retains the servicing rights associated with the sold loans. If the servicing rights are retained, the Company receives a servicing fee for servicing the sold loans, which represents continuing involvement.
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
The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets			Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Total
September 30, 2015	$456,798	$14,129	$470,927	$43,075,736
December 31, 2014	331,365	13,146	344,511	28,457,216

At September 30, 2015 and December 31, 2014, 0.4% and 0.3%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
The Company has elected to measure mortgage loans held for sale at fair value. The gains and losses on the sale of mortgage loans held for sale are included in net gains on sales of loans on the consolidated statements of comprehensive loss. Also included in net gains on sales of loans is interest income earned during the period the loans were held, the change in fair value of loans, and the gain or loss on the related freestanding derivatives. All activity related to mortgage loans held for sale and the related freestanding derivatives are included in operating activities on the consolidated statements of cash flows.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds received from sales, net of fees	$7,456,037	$5,848,708	$20,125,035	$13,929,054
Servicing fees collected (1)	31,040	16,968	79,804	43,719
Repurchases of previously sold loans	4,355	1,623	12,734	6,576
__________

(1)	Represents servicing fees collected on all loans sold with servicing retained.
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
The Company elects to measure reverse loans and HMBS related obligations at fair value. The changes in fair value of the reverse loans and HMBS related obligations are included in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive loss. Included in net fair value gains on reverse loans and related HMBS obligations is the contractual interest income earned on the reverse loans and the contractual interest expense incurred on the HMBS related obligations. Net fair value gains on reverse loans and related HMBS obligations are recognized as an adjustment in reconciling net income or loss to the net cash provided by or used in operating activities on the consolidated statements of cash flows. Purchases and originations of and repayment of principal received on reverse loans held for investment are included in investing activities on the consolidated statements of cash flows. Proceeds from securitizations of reverse loans and payments on HMBS related obligations are included in financing activities on the consolidated statements of cash flows.
At September 30, 2015, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $10.0 billion and $10.7 billion, respectively.
5. Fair Value
Basis for Measurement
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
The accounting guidance concerning fair value allows the Company to elect to measure financial instruments at fair value and report the changes in fair value through net income or loss. This election can only be made at certain specified dates and is irrevocable once made. Other than mortgage loans held for sale, which the Company has elected to measure at fair value, the Company does not have a fair value election policy, but rather makes the election on an instrument-by-instrument basis as assets and liabilities are acquired or incurred, other than for those assets and liabilities that are required to be recorded and subsequently measured at fair value.
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers between levels during the three and nine months ended September 30, 2015 and 2014.
Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There were no assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	September 30, 2015	December 31, 2014
Level 2
Assets
Mortgage loans held for sale	$1,266,247	$1,124,615
Freestanding derivative instruments	4,384	7,751
Level 2 assets	$1,270,631	$1,132,366
Liabilities
Freestanding derivative instruments	$36,681	$29,761
Level 2 liabilities	$36,681	$29,761

Level 3
Assets
Reverse loans	$10,871,497	$10,064,365
Mortgage loans related to Non-Residual Trusts	538,190	586,433
Charged-off loans	53,652	57,217
Receivables related to Non-Residual Trusts	19,313	25,201
Servicing rights carried at fair value	1,639,624	1,599,541
Freestanding derivative instruments (IRLCs)	66,294	60,400
Level 3 assets	$13,188,570	$12,393,157
Liabilities
Freestanding derivative instruments (IRLCs)	$157	$263
Excess servicing spread liability	59,569	66,311
Mortgage-backed debt related to Non-Residual Trusts	599,389	653,167
HMBS related obligations	10,745,030	9,951,895
Level 3 liabilities	$11,404,145	$10,671,636

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended September 30, 2015
	Fair Value July 1, 2015	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales	Originations / Issuances	Settlements	Fair Value September 30, 2015
Assets
Reverse loans	$10,736,098	$52,625	$178,021	$—	$158,971	$(254,218)	$10,871,497
Mortgage loans related to Non-Residual Trusts	553,410	9,793	—	—	—	(25,013)	538,190
Charged-off loans (1)	53,624	12,745	—	—	—	(12,717)	53,652
Receivables related to Non-Residual Trusts	20,800	207	—	—	—	(1,694)	19,313
Servicing rights carried at fair value	1,797,721	(224,929)	42,551	(60,094)	84,375	—	1,639,624
Freestanding derivative instruments (IRLCs)	50,750	15,638	—	—	—	(94)	66,294
Total assets	$13,212,403	$(133,921)	$220,572	$(60,094)	$243,346	$(293,736)	$13,188,570

Liabilities
Freestanding derivative instruments (IRLCs)	$(4,791)	$4,634	$—	$—	$—	$—	$(157)
Excess servicing spread liability	(64,556)	450	—	—	—	4,537	(59,569)
Mortgage-backed debt related to Non-Residual Trusts	(616,794)	(8,668)	—	—	—	26,073	(599,389)
HMBS related obligations	(10,588,671)	19	—	—	(431,126)	274,748	(10,745,030)
Total liabilities	$(11,274,812)	$(3,565)	$—	$—	$(431,126)	$305,358	$(11,404,145)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk which primarily result from changes in assumptions related to collection rates and discount rates of $7.6 million .

	For the Nine Months Ended September 30, 2015
	Fair Value January 1, 2015	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales	Originations / Issuances	Settlements	Fair Value September 30, 2015
Assets
Reverse loans (1)	$10,064,365	$244,712	$687,880	$(16,592)	$572,306	$(681,174)	$10,871,497
Mortgage loans related to Non-Residual Trusts	586,433	29,957	—	—	—	(78,200)	538,190
Charged-off loans (2)	57,217	34,436	—	—	—	(38,001)	53,652
Receivables related to Non-Residual Trusts	25,201	(341)	—	—	—	(5,547)	19,313
Servicing rights carried at fair value	1,599,541	(353,023)	209,713	(60,094)	243,487	—	1,639,624
Freestanding derivative instruments (IRLCs)	60,400	6,308	—	—	—	(414)	66,294
Total assets	$12,393,157	$(37,951)	$897,593	$(76,686)	$815,793	$(803,336)	$13,188,570

Liabilities
Freestanding derivative instruments (IRLCs)	$(263)	$106	$—	$—	$—	$—	$(157)
Excess servicing spread liability	(66,311)	(7,062)	—	—	—	13,804	(59,569)
Mortgage-backed debt related to Non-Residual Trusts	(653,167)	(25,498)	—	—	—	79,276	(599,389)
HMBS related obligations	(9,951,895)	(154,577)		—	(1,382,359)	743,801	(10,745,030)
Total liabilities	$(10,671,636)	$(187,031)	$—	$—	$(1,382,359)	$836,881	$(11,404,145)
__________

(1)	During the nine months ended September 30, 2015, the Company sold $16.6 million in reverse loans and recognized $0.1 million in net losses on sales of loans.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates of $16.3 million.

	For the Three Months Ended September 30, 2014
	Fair Value July 1, 2014	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales	Originations / Issuances	Settlements	Fair Value September 30, 2014
Assets
Reverse loans	$9,482,030	$23,721	$172,298	$—	$154,212	$(165,660)	$9,666,601
Mortgage loans related to Non-Residual Trusts (1)	557,786	69,368	—	—	—	(28,038)	599,116
Charged-off loans (2)	54,997	9,449	7,496	—	—	(12,392)	59,550
Receivables related to Non-Residual Trusts (1)	36,181	(4,268)	—	—	—	(1,980)	29,933
Servicing rights carried at fair value	1,496,073	(50,836)	—	(10,866)	57,441	—	1,491,812
Freestanding derivative instruments (IRLCs)	75,526	(26,719)	—	—	—	—	48,807
Total assets	$11,702,593	$20,715	$179,794	$(10,866)	$211,653	$(208,070)	$11,895,819

Liabilities
Freestanding derivative instruments (IRLCs)	$(87)	$(628)	$—	$—	$—	$—	$(715)
Excess servicing spread liability	—	(2,656)	—	—	(75,426)	5,036	(73,046)
Mortgage-backed debt related to Non-Residual Trusts (1)	(651,784)	(48,032)	—	—	—	28,196	(671,620)
HMBS related obligations	(9,472,666)	1,547	—	—	(320,326)	173,047	(9,618,398)
Total liabilities	$(10,124,537)	$(49,769)	$—	$—	$(395,752)	$206,279	$(10,363,779)
__________

(1)
Included in gains (losses) on mortgage loans, receivables and mortgage-backed debt related to Non-Residual Trusts are gains (losses) from instrument-specific credit risk of $56.4 million, $(3.6) million and $(36.0) million, respectively, due primarily from changes in assumptions related to the reduction of discount rates resulting from tightening of yields in the market.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates of $3.6 million.

	For the Nine Months Ended September 30, 2014
	Fair Value January 1, 2014	Acquisition of EverBank Net Assets	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales	Originations / Issuances	Settlements	Fair Value September 30, 2014
Assets
Reverse loans	$8,738,503	$—	$318,701	$610,418	$—	$432,244	$(433,265)	$9,666,601
Mortgage loans related to Non-Residual Trusts (1)	587,265	—	97,022	—	—	—	(85,171)	599,116
Charged-off loans (2)	—	—	10,910	64,548	—	—	(15,908)	59,550
Receivables related to Non-Residual Trusts (1)	43,545	—	(5,936)	—	—	—	(7,676)	29,933
Servicing rights carried at fair value	1,131,124	58,680	(182,022)	339,288	(10,866)	155,608	—	1,491,812
Freestanding derivative instruments (IRLCs)	42,831	—	5,976	—	—	—	—	48,807
Total assets	$10,543,268	$58,680	$244,651	$1,014,254	$(10,866)	$587,852	$(542,020)	$11,895,819

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,755)	$—	$3,040	$—	$—	$—	$—	$(715)
Excess servicing spread liability	—	—	(2,656)	—	—	(75,426)	5,036	(73,046)
Mortgage-backed debt related to Non-Residual Trusts (1)	(684,778)	—	(73,446)	—	—	—	86,604	(671,620)
HMBS related obligations	(8,652,746)	—	(249,261)	—	—	(1,159,757)	443,366	(9,618,398)
Total liabilities	$(9,341,279)	$—	$(322,323)	$—	$—	$(1,235,183)	$535,006	$(10,363,779)
__________

(1)
Included in gains (losses) on mortgage loans, receivables and mortgage-backed debt related to Non-Residual Trusts are gains (losses) from instrument-specific credit risk of $57.6 million, $(5.3) million and $(35.1) million, respectively, due primarily from changes in assumptions related to the reduction of discount rates resulting from tightening of yields in the market.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates of $3.6 million.

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on charged-off loans, IRLCs, servicing rights carried at fair value, and the excess servicing spread liability, are recognized in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive loss. Gains and losses related to charged-off loans are recorded in other revenues while gains and losses relating to IRLCs are recorded in net gains on sales of loans on the consolidated statements of comprehensive loss. The change in fair value of servicing rights carried at fair value and the excess servicing spread liability are recorded in net servicing revenue and fees on the consolidated statements of comprehensive loss. Total gains and losses included in the financial statement line items disclosed above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
The Company’s valuation committee determines and approves valuation policies and unobservable inputs used to estimate the fair value of items measured at fair value on a recurring basis. The valuation committee, consisting of certain members of the senior executive management team, meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided by the Company’s credit risk group. The valuation committee also reviews related available market data.

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
Residential loans

•
Reverse loans, mortgage loans related to Non-Residual Trusts and charged-off loans — These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The discount rate assumption for these assets considers, as applicable, collateral and credit risk characteristics of the loans, collection rates, current market interest rates, expected duration, and current market yields.

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

		September 30, 2015		December 31, 2014
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years	1.2 - 10.9	4.2	1.8 - 12.3	4.7
	Conditional repayment rate	12.40% - 50.64%	24.57%	13.40% - 42.20%	21.68%
	Discount rate	1.66% - 3.61%	2.52%	2.00% - 3.65%	2.76%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	2.58% - 4.07%	3.36%	2.24% - 3.76%	3.17%
	Conditional default rate	1.48% - 2.88%	2.25%	1.68% - 3.51%	2.34%
	Loss severity	70.37% - 94.36%	87.52%	76.12% - 92.53%	85.88%
	Discount rate	8.00%	8.00%	8.00%	8.00%
Charged-off loans	Collection rate	2.38% - 3.66%	2.45%	2.34% - 4.53%	2.46%
	Discount rate	30.00% - 32.25%	30.18%	30.00% - 32.25%	30.19%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	1.90% - 3.59%	2.79%	1.89% - 3.33%	2.72%
	Conditional default rate	1.66% - 3.21%	2.48%	1.92% - 3.81%	2.55%
	Loss severity	67.58% - 91.33%	84.32%	73.26% - 89.78%	82.87%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years	5.1 - 9.1	6.1	5.6 - 9.3	6.6
	Discount rate	10.00% - 14.34%	10.72%	8.24% - 29.16%	9.55%
	Conditional prepayment rate	6.05% - 14.24%	10.39%	5.04% - 11.15%	7.87%
	Conditional default rate	0.04% - 2.37%	1.02%	0.28% - 3.53%	2.36%
Interest rate lock commitments	Loan funding probability	2.34% - 100.00%	75.39%	3.44% - 100.00%	77.45%
	Fair value of initial servicing rights multiple (4)	0.05 - 7.43	3.76	0.20 - 5.47	3.83

		September 30, 2015		December 31, 2014
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	18.10% - 100.00%	76.04%	28.00% - 100.00%	80.90%
	Fair value of initial servicing rights multiple (4)	0.58 - 5.24	3.86	0.67 - 5.47	4.06
Excess servicing spread liability	Weighted-average remaining life in years	6.3 - 6.6	6.5	7.2 - 7.4	7.3
	Discount rate	13.85%	13.85%	13.60%	13.60%
	Conditional prepayment rate	9.46% - 11.42%	10.30%	7.71% - 7.89%	7.79%
	Conditional default rate	0.22% - 0.67%	0.40%	0.86% - 2.31%	1.51%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	1.90% - 3.59%	2.79%	1.89% - 3.33%	2.72%
	Conditional default rate	1.66% - 3.21%	2.48%	1.92% - 3.81%	2.55%
	Loss severity	67.58% - 91.33%	84.32%	73.26% - 89.78%	82.87%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years	1.0 - 6.8	3.6	1.3 - 7.7	3.9
	Conditional repayment rate	12.30% - 52.74%	23.92%	11.30% - 48.65%	21.21%
	Discount rate	1.46% - 2.98%	2.14%	1.44% - 3.06%	2.36%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	September 30, 2015		December 31, 2014
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,871,497	$10,151,247	$10,064,365	$9,340,270
Mortgage loans held for sale (1)	1,266,247	1,202,622	1,124,615	1,071,787
Mortgage loans related to Non-Residual Trusts	538,190	596,923	586,433	650,382
Charged-off loans	53,652	2,986,377	57,217	3,366,504
Total	$12,729,586	$14,937,169	$11,832,630	$14,428,943

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$599,389	$602,577	$653,167	$657,174
HMBS related obligations (2)	10,745,030	9,976,089	9,951,895	9,172,083
Total	$11,344,419	$10,578,666	$10,605,062	$9,829,257
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 13 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that had a fair value of $2.4 million and $2.0 million, and an unpaid principal balance of $14.0 million and $10.2 million, at September 30, 2015 and December 31, 2014, respectively. There are no mortgage loans held for sale that are 90 days or more past due at September 30, 2015 and December 31, 2014. All charged-off loans are 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $74.2 million and $88.4 million at September 30, 2015 and December 31, 2014, respectively. In addition, the Company had mortgage loans that were in the process of foreclosure of $193.1 million at September 30, 2015, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheet. Real estate owned, net is included on the consolidated balance sheets within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		September 30, 2015		December 31, 2014
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 76.36%	8.99%	0.00% - 59.58%	8.04%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at time of foreclosure.
The Company held real estate owned, net of $62.6 million, $10.9 million and $0.7 million in the Reverse Mortgage and Servicing segments and Other non-reportable segment, respectively, at September 30, 2015. The Company held real estate owned, net of $55.3 million, $32.1 million and $1.0 million in the Reverse Mortgage and Servicing segments and Other non-reportable segment, respectively, at December 31, 2014. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.

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

		September 30, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net	Level 3	$538,894	$554,701	$1,314,539	$1,377,213
Insurance premium receivables	Level 3	96,420	93,280	98,220	93,395
Servicer and protective advances, net	Level 3	1,529,222	1,464,528	1,761,082	1,691,443

Financial liabilities
Payables to insurance carriers	Level 3	70,375	69,248	69,498	68,673
Servicing advance liabilities (1)	Level 3	1,207,227	1,209,082	1,362,017	1,367,519
Corporate debt (1)	Level 2	2,183,124	2,035,927	2,230,557	2,095,286
Mortgage-backed debt carried at amortized cost (1)	Level 3	478,830	485,789	1,086,660	1,121,369
__________

(1)	The carrying amounts of servicing advance liabilities, corporate debt and mortgage-backed debt carried at amortized cost are net of deferred issuance costs.
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

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Realized gains on sales of loans	$51,580	$107,216	$131,655	$296,566
Change in unrealized gains (losses) on loans held for sale	19,146	(17,361)	4,886	1,816
Gains (losses) on interest rate lock commitments	20,272	(27,347)	6,414	9,016
Gains (losses) on forward sales commitments	(72,448)	5,376	(39,161)	(94,436)
Gains (losses) on MBS purchase commitments	4,877	(7,771)	(13,909)	(15,413)
Capitalized servicing rights	84,375	57,441	243,487	155,608
Provision for repurchases	(6,454)	(1,895)	(13,011)	(5,919)
Interest income	14,870	11,856	40,483	28,922
Net gains on sales of loans	$116,218	$127,515	$360,844	$376,160
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income on reverse loans	$110,278	$100,119	$325,964	$295,258
Change in fair value of reverse loans	(57,653)	(76,398)	(81,154)	23,443
Net fair value gains on reverse loans	52,625	23,721	244,810	318,701

Interest expense on HMBS related obligations	(102,078)	(94,206)	(301,178)	(276,236)
Change in fair value of HMBS related obligations	102,097	95,753	146,601	26,975
Net fair value gains (losses) on HMBS related obligations	19	1,547	(154,577)	(249,261)
Net fair value gains on reverse loans and related HMBS obligations	$52,644	$25,268	$90,233	$69,440
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
The fair value of freestanding derivatives is recorded in other assets or payables and accrued liabilities on the consolidated balance sheets with changes in fair value included in net gains on sales of loans on the consolidated statements of comprehensive loss. Cash flows related to freestanding derivatives are included in operating activities on the consolidated statements of cash flows.
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
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	September 30, 2015			December 31, 2014
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$3,442,906	$66,294	$157	$2,825,924	$60,400	$263
Forward sales commitments	4,889,810	—	36,680	4,989,400	332	29,744
MBS purchase commitments	1,254,000	4,384	1	1,847,000	7,419	17
Total derivative instruments		$70,678	$36,838		$68,151	$30,024
Cash margin		$27,598	$510		$14,664	$2,780
Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $0.5 million and less than $0.1 million, and liability positions of $5.7 million and $10.2 million, at September 30, 2015 and December 31, 2014, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At September 30, 2015, the Company’s net derivative liability position with that counterparty of $0.2 million was comprised of a net derivative liability position of $1.8 million and cash margin received of $0.2 million, partially offset by $1.8 million of over-collateralized positions associated with the master repurchase agreement. Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 5 for a summary of the gains and losses on freestanding derivatives.
7. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net consist of mortgage loans held for investment. The majority of these residential loans are held in securitization trusts that have been consolidated.
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	September 30, 2015	December 31, 2014
Residential loans, principal balance	$577,583	$1,442,838
Unamortized discounts and other cost basis adjustments, net (1)	(34,573)	(118,266)
Allowance for loan losses	(4,116)	(10,033)
Residential loans at amortized cost, net	$538,894	$1,314,539
__________

(1)	Includes $4.9 million and $12.0 million of accrued interest receivable at September 30, 2015 and December 31, 2014, respectively.
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
Residential loans carried at amortized cost are homogeneous and evaluated collectively for impairment. The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses is based on, but not limited to, delinquency levels, default frequency experience, prior loan loss severity experience, and management’s judgment and assumptions regarding various matters, including the composition of the residential loan portfolio, known and inherent risks in the portfolio, the estimated value of the underlying real estate collateral, the level of the allowance in relation to total loans and to historical loss levels, current economic and market conditions within the applicable geographic areas of the underlying real estate, changes in unemployment levels, and the impact that changes in interest rates have on a borrower’s ability to refinance its loan and to meet its repayment obligations. Management evaluates these assumptions and various other relevant factors impacting credit quality and inherent losses when quantifying the Company’s exposure to credit losses and assessing the adequacy of its allowance for loan losses as of each reporting date. The level of the allowance is adjusted based on the results of management’s analysis. Generally, as residential loans age, the credit exposure is reduced, resulting in decreasing provisions.
While the Company considers the allowance for loan losses to be adequate based on information currently available, future adjustments to the allowance may be necessary if circumstances differ from the assumptions used by management in determining the allowance for loan losses.
The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Balance at beginning of the period	$10,033	$14,320
Provision for loan losses (1)	2,372	1,891
Charge-offs, net of recoveries (2)	(2,605)	(4,536)
Sale of residual interests (3)	(5,684)	—
Balance at end of the period	$4,116	$11,675
__________

(1)
Includes provision for loan losses of $0.9 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively. Provision for loan losses is included in other expense, net on the consolidated statements of comprehensive loss.

(2)
Includes charge-offs recognized upon foreclosure of real estate in satisfaction of residential loans of $0.3 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, and $1.5 million and $3.3 million for the nine months ended September 30, 2015 and 2014, respectively.

(3)
Sale of residual interests represents a decrease to the allowance for loan losses resulting from the deconsolidation of the seven Residual Trusts during the second quarter of 2015. Refer to Note 3 for additional information.

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
Factors that are important to managing overall credit quality and minimizing loan losses include sound loan underwriting, monitoring of existing loans, early identification of problem loans and timely resolution of problems. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. The Company considers all loans 30 days or more past due to be non-performing and all loans that are current to be performing with regard to its credit quality profile. The Company had a recorded investment in loans that were 30 days or more past due of $46.4 million and $88.6 million at September 30, 2015 and December 31, 2014, respectively.
Ginnie Mae Securitizations
For certain mortgage loans that the Company pooled and securitized with Ginnie Mae, the Company as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. As a result of this unilateral right, the Company must recognize the delinquent loan on its consolidated balance sheets and establish a corresponding liability regardless of the Company’s intention to repurchase the loan. At September 30, 2015, the Company has recorded $10.9 million in such loans with a corresponding liability in payables and accrued liabilities. These loans are recorded in residential loans at amortized cost, net on the consolidated balance sheets.

8. Receivables, Net
Receivables, net consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Insurance premium receivables	$96,420	$98,220
Servicing fee receivables	43,377	51,183
Income tax receivables	38,442	17,106
Receivables related to Non-Residual Trusts	19,313	25,201
Other receivables (1)	53,647	27,837
Total receivables	251,199	219,547
Less: Allowance for uncollectible receivables	(4,424)	(3,918)
Receivables, net	$246,775	$215,629
__________

(1)
Other receivables at September 30, 2015 include $0.4 million in receivables related to fees earned for investment advisory and management services provided to WCO. The Company earned fees associated with these activities of $0.2 million and $0.6 million during the three and nine months ended September 30, 2015, respectively, which are recorded in other revenues on the consolidated statements of comprehensive loss.

9. Servicing of Residential Loans
The Company provides servicing for third-party credit owners of residential loans and for residential loans and real estate owned recognized on the consolidated balance sheets. The Company’s total servicing portfolio consists of accounts serviced for others for which servicing rights have been capitalized, accounts sub-serviced for others, as well as residential loans and real estate owned recognized on the consolidated balance sheets.
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	September 30, 2015		December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners (1)
Capitalized servicing rights	1,658,000	$197,980,150	1,573,867	$182,207,043
Capitalized sub-servicing (2)	166,014	9,369,013	187,747	10,443,480
Sub-servicing (3)	342,297	45,420,713	431,271	50,882,152
Total third-party servicing portfolio	2,166,311	252,769,876	2,192,885	243,532,675
On-balance sheet residential loans and real estate owned	102,175	12,593,258	116,763	12,579,467
Total servicing portfolio (4)	2,268,486	$265,363,134	2,309,648	$256,112,142
__________

(1)	Includes real estate owned serviced for third parties.

(2)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(3)	Includes $3.4 billion in unpaid principal balance of sub-servicing performed for WCO at September 30, 2015.

(4)	Excludes charged-off loans managed by the Servicing segment.

Net Servicing Revenue and Fees
The Company services loans for itself, as well as for third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Servicing fees (1)	$179,938	$168,731	$527,986	$507,911
Incentive and performance fees	25,093	35,283	90,512	119,622
Ancillary and other fees (2)	24,333	23,111	75,252	65,851
Servicing revenue and fees	229,364	227,125	693,750	693,384
Amortization of servicing rights (3)	(6,656)	(10,222)	(20,634)	(31,527)
Change in fair value of servicing rights	(224,929)	(50,836)	(353,023)	(182,022)
Change in fair value of excess servicing spread liability (4)	450	(2,656)	(7,062)	(2,656)
Net servicing revenue and fees	$(1,771)	$163,411	$313,031	$477,179
__________

(1)	Includes sub-servicing fees related to servicing assets held by WCO of $0.2 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

(2)
Includes late fees of $15.2 million and $13.2 million for the three months ended September 30, 2015 and 2014, respectively, and $44.8 million and $35.8 million for the nine months ended September 30, 2015 and 2014, respectively.

(3)	The three and nine months ended September 30, 2015 include less than $0.1 million in amortization of a servicing liability.

(4)
Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $2.3 million and $7.0 million for the three and nine months ended September 30, 2015, respectively, and $2.7 million for the three and nine months ended September 30, 2014.

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
Servicing Rights Carried at Amortized Cost
The following tables summarize the activity in the carrying value of servicing rights accounted for at amortized cost by class (in thousands):

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$121,364	$9,311	$161,782	$11,994
Servicing rights capitalized upon deconsolidation of Residual Trusts	3,133	—	—	—
Amortization of servicing rights (1)	(19,086)	(1,576)	(29,433)	(2,094)
Balance at end of the period	$105,411	$7,735	$132,349	$9,900
__________

(1)
Includes amortization of servicing rights for the mortgage loan class and the reverse loan class of $6.2 million and $0.5 million, respectively, for the three months ended September 30, 2015 and $9.6 million and $0.7 million, respectively, for the three months ended September 30, 2014.

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. At September 30, 2015, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $124.6 million and $11.5 million, respectively. At December 31, 2014, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $142.5 million and $14.1 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	September 30, 2015
	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years	5.7	2.9
Weighted-average discount rate	12.06%	15.00%
Conditional prepayment rate (1)	6.32%	N/A
Conditional default rate (1)	2.27%	N/A
Conditional repayment rate (2)	N/A	28.10%
__________

(1)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of the period	$1,797,721	$1,496,073	$1,599,541	$1,131,124
Acquisition of EverBank net assets	—	—	—	58,680
Purchases	42,551	—	209,713	339,288
Servicing rights capitalized upon sales of loans	84,375	57,441	243,487	155,608
Sales	(60,094)	(10,866)	(60,094)	(10,866)
Change in fair value due to:
Changes in valuation inputs or other assumptions (1)	(158,251)	(5,346)	(173,499)	(74,340)
Other changes in fair value (2)	(66,678)	(45,490)	(179,524)	(107,682)
Total change in fair value	(224,929)	(50,836)	(353,023)	(182,022)
Balance at end of the period	$1,639,624	$1,491,812	$1,639,624	$1,491,812
__________

(1)	Represents the change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions which are described at Note 5. Should the actual performance and timing differ materially from the Company's projected assumptions, the estimate of fair value of the servicing rights could be materially different.
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted-average of certain significant assumptions used in valuing these assets (dollars in thousands):

	September 30, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Weighted-average discount rate	10.72%	$(65,873)	$(126,931)	9.55%	$(62,785)	$(121,117)
Conditional prepayment rate	10.39%	(66,199)	(127,588)	7.87%	(59,344)	(114,523)
Conditional default rate	1.02%	(21,128)	(44,278)	2.36%	(15,388)	(30,285)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average life in years	6.4	6.6	6.5	7.0
Weighted-average discount rate	12.28%	9.43%	11.43%	9.47%
Weighted-average conditional prepayment rate	8.49%	6.75%	8.06%	7.55%
Weighted-average conditional default rate	0.37%	0.79%	0.43%	0.70%
10. Other Assets
Other assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Real estate owned, net	$74,226	$88,362
Derivative instruments	70,678	68,151
Deferred debt issuance costs	39,404	53,909
Margin receivable on derivative instruments	27,598	14,664
Other	47,060	55,708
Total other assets	$258,966	$280,794

11. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Curtailment liability	$103,554	$60,776
Accounts payable and accrued liabilities	96,161	174,659
Employee-related liabilities	87,868	93,368
Payables to insurance carriers	70,375	69,498
Originations liability	57,497	45,370
Derivative instruments	36,838	30,024
Servicing rights and related advance purchases payable	28,157	77,231
Accrued interest payable	24,651	13,808
Uncertain tax positions	14,650	14,914
Loans subject to repurchase from Ginnie Mae	10,890	1,517
Acquisition related escrow funds payable to sellers	10,236	10,236
Margin payable on derivative instruments	510	2,780
Other	61,067	69,648
Total payables and accrued liabilities	$602,454	$663,829
Costs Associated with Exit Activities
During 2015, the Company took distinct actions to improve efficiencies within the organization, which included re-branding its mortgage loan originations business by consolidating Ditech Mortgage Corp and Green Tree Servicing into one legal entity with one brand, Ditech, a Walter Company. Additionally, the Company also took measures to restructure its mortgage loan servicing operations and improve the profitability of the reverse mortgage business by streamlining its geographic footprint and strengthening its retail originations channel. These actions resulted in costs relating to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. These exit activities are expected to total approximately $9.3 million, of which $8.5 million have been incurred as of September 30, 2015. The Company expects to complete these exit activities in the fourth quarter of 2015.
The costs resulting from these exit activities are recorded in salaries and benefits and general and administrative expenses on the consolidated statements of comprehensive loss. The following table summarizes the accrued liability, which is included in payables and accrued liabilities on the consolidated balance sheet, and the related charges and cash payments and other settlements associated with these activities (in thousands):

	For the Nine Months Ended September 30, 2015
	Severance and Other-Related Costs	Other	Total
Balance at beginning of the period	$—	$—	$—
Charges	4,176	4,372	8,548
Cash payments or other settlements	(1,911)	(2,752)	(4,663)
Balance at end of period	$2,265	$1,620	$3,885
Total expected costs to be incurred	$4,176	$5,135	$9,311

The following table summarizes the activities described above by reportable segment (in thousands):

	For the Nine Months Ended September 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Balance at beginning of the period	$—	$—	$—	$—	$—
Charges	5,739	985	973	851	8,548
Cash payments or other settlements	(3,091)	(509)	(212)	(851)	(4,663)
Balance at end of period	$2,648	$476	$761	$—	$3,885
Total expected costs to be incurred	$6,502	$985	$973	$851	$9,311
12. Goodwill
The table below sets forth the activity in goodwill by reportable segment (in thousands):

	Reportable Segments
	Servicing (1)	Originations	Reverse Mortgage	Total
Balance at December 31, 2014	$471,182	$47,747	$56,539	$575,468
Impairment	—	—	(56,539)	(56,539)
Balance at September 30, 2015	$471,182	$47,747	$—	$518,929
__________
(1)     The Servicing, Insurance and ARM reporting units are components of the Servicing segment.
During the second quarter of 2015, the Reverse Mortgage reporting unit experienced operational challenges in its retail origination channel and experienced a reduction in opportunities for additional sub-servicing business. Additionally, more experience existed with respect to previously introduced product changes that deferred a significant amount of cash flow to future years. The initial impact of this deferral of cash flows to future years was greater than originally anticipated by the Company. Also during the second quarter of 2015, new financial assessment requirements for the HECM program went into effect and new mortgagee letters were issued that could impact the likelihood of curtailment events in future periods. At such time, the impact of these more recent changes remained uncertain. At the same time, the Reverse Mortgage reporting unit continued to experience increasing liquidity requirements for the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools, and based on recent developments, an increase in obligations surrounding curtailment-related items existing at the time of the RMS acquisition. Collectively, the impact of the greater than anticipated principal deferral, the operational challenges and the liquidity requirements resulted in reduced and delayed cash flows in the reverse mortgage business.
During the second quarter of 2015, the Company revised its multi-year forecast for the reverse mortgage business. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the Reverse Mortgage reporting unit goodwill incorporated lower projected revenue as a result of the factors noted above. The revised forecast also reflected changes related to current market trends and other expectations about the anticipated operating results of the reverse mortgage business.
Based on these factors, the Company determined that there were interim impairment indicators that led to the need for a quantitative impairment analysis for goodwill purposes during the second quarter.
Based on the step one analysis, the Company concluded that the fair value of the Reverse Mortgage reporting unit (determined based on the income approach) was below its carrying value and was therefore required to perform a step two analysis to determine the implied fair value of goodwill. The Company concluded, based on the step two analysis, that the carrying amount of the reporting unit's goodwill exceeded its implied fair value and as a result, recorded a $56.5 million goodwill impairment charge in the second quarter of 2015 which is included in goodwill impairment on the consolidated statements of comprehensive loss.
The Company completed a qualitative assessment of any potential goodwill impairment as of September 30, 2015 for all other reporting units. The Company is currently evaluating certain strategic objectives as part of conducting its annual budget process which will be the basis for completing its annual goodwill impairment test during the fourth quarter. Declines in expected future cash flows, reduction in expected future growth rates, or an increase in the risk-adjusted discount rate used to estimate fair value may result in a determination that an impairment adjustment is required resulting in a charge to earnings in a future period.
Additionally, similar to 2014 the Company's share price continues to experience volatility. As a result, the Company reassessed its market capitalization based on its average market price relative to the aggregate fair value of its reporting units. The Company believes that based on its qualitative assessment, the fair value of its reporting units in excess of its market capitalization is temporary in nature due to the current regulatory environment and market developments in the Company's industry.
The Company will continue to evaluate goodwill on an annual basis and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, new regulatory requirements and/or changes in management’s business strategy, indicate that there may be a potential indicator of impairment.
13. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.5 billion at September 30, 2015 and are secured by certain residential loans and real estate owned. The interest rates on the facilities are primarily based on LIBOR plus between 2.10% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates, and have various expiration dates through August 2016. At September 30, 2015, $1.2 billion of the outstanding borrowings were secured by $1.3 billion in originated and purchased residential loans and $21.2 million of outstanding borrowings were secured by $29.2 million in repurchased HECMs and real estate owned.
Borrowings utilized to fund the origination and purchase of residential loans are due upon the earlier of sale or securitization of the loan or within 60 to 90 days of borrowing. On average, the Company sells or securitizes these loans within 20 days of borrowing. Borrowings utilized to repurchase performing HECMs are due upon the earlier of receipt of claim proceeds from HUD or within 120 days of borrowing, or for non-performing HECMs and real estate owned, upon the earlier of receipt of liquidation proceeds from the sale of real estate owned or within 364 days of borrowing. In accordance with the terms of the agreements, the Company may be required to post cash collateral should the fair value of the pledged assets decrease below certain contractual thresholds. The Company is exposed to counterparty credit risk associated with the repurchase agreements in the event of non-performance by the counterparties. The amount at risk during the term of the repurchase agreement is equal to the difference between the amount borrowed by the Company and the fair value of the pledged assets. The Company mitigates this risk through counterparty monitoring procedures, including monitoring of the counterparties' credit ratings and review of their financial statements.
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
On June 22, 2015, as a result of a group of affiliated stockholders of the Company publicly disclosing on a Schedule 13D filing with the SEC that it had acquired beneficial ownership in excess of 20% of the outstanding common stock of the Company, a “change of control” event of default occurred under a master repurchase agreement relating to one of the Company’s mortgage warehouse facilities, which then caused a “cross-default” event of default to occur under certain other master repurchase agreements relating to certain additional Company mortgage warehouse facilities. The Company promptly obtained waivers for such “change of control” event of default and each related “cross-default” event of default from all applicable lenders. The master repurchase agreement under which the “change of control” event of default occurred was also amended to remove the change of control provision as it relates to the Parent Company.
The Company's subsidiaries were in compliance with their financial covenants relating to warehouse borrowings at September 30, 2015.
14. Share-Based Compensation
During the nine months ended September 30, 2015, the Company granted 348,567 performance shares, 789,210 options and 650,412 RSUs.
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
The RSUs granted include immediately vesting RSUs granted to the Company's non-employee directors and RSUs granted to the Company's employees that vest ratably over three years based upon a service condition. The weighted-average grant date fair value of $16.80 for these awards was based on the average of the high and the low market prices of the Company's stock on their respective dates of grant.
15. Income Taxes
The Company calculates income tax expense (benefit) based on its estimated annual effective tax rate which takes into account all expected ordinary activity for the calendar year. The Company's effective tax rate will always differ from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses.
During the three months ended June 30, 2015 and 2014, the Company recorded impairment charges to goodwill related to the Reverse Mortgage reporting unit. This goodwill is not deductible for tax and as such, no tax benefit was recorded for these impairment charges. The Company calculated the tax expense (benefit) related to loss before income taxes for the nine months ended September 30, 2015 and 2014, respectively, based on its estimated annual effective tax rate which takes into account all expected ordinary activity for the 2015 and 2014 years, respectively. This effective tax rate differs from the statutory rate of 35% primarily as a result of the non-deductible goodwill impairment as well as the impact of state taxes.
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
Rights Agreement
On June 29, 2015, the Company and Computershare Trust Company, N.A., as Rights Agent, entered into a Rights Agreement. Also on June 29, 2015, the Board of Directors of the Company authorized and the Company declared a dividend of one preferred stock purchase right for each outstanding share of common stock of the Company. The dividend was payable on July 9, 2015 to stockholders of record as of the close of business on July 9, 2015 and entitles the registered holder to purchase from the Company one one-thousandth of a fully paid non-assessable share of Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $74.16 subject to adjustment as provided in the Rights Agreement. The terms of the preferred stock purchase rights are set forth in the Rights Agreement, which is summarized in the Company's Current Report on Form 8-K dated June 29, 2015. Subject to certain limited exceptions specified in the Rights Agreement, the rights are not exercisable until a person or group of persons acting in concert acquires beneficial ownership, as defined in the Rights Agreement, of more than 20% of the Company's outstanding shares of common stock. One such exception is that a person or group that already owned 20% or more of the Company's outstanding shares of common stock before the first public announcement of the rights plan may continue to own those shares without causing the rights to become exercisable. The rights plan will expire on June 29, 2016, unless the rights are earlier redeemed or exchanged by the Company.

Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations shown on the consolidated statements of comprehensive loss (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Loss per share
Net loss available to common stockholders (numerator)	$(76,928)	$(70,803)	$(146,055)	$(66,355)
Weighted-average common shares outstanding (denominator)	37,802	37,707	37,760	37,604
Basic loss per share	$(2.04)	$(1.88)	$(3.87)	$(1.76)

Diluted loss per share
Net loss available to common stockholders (numerator)	$(76,928)	$(70,803)	$(146,055)	$(66,355)
Weighted-average common shares outstanding	37,802	37,707	37,760	37,604
Add: Effect of dilutive stock options, non-participating securities, and convertible notes	—	—	—	—
Diluted weighted-average common shares outstanding (denominator)	37,802	37,707	37,760	37,604
Diluted loss per share	$(2.04)	$(1.88)	$(3.87)	$(1.76)
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
The following table summarizes anti-dilutive securities excluded from the computation of dilutive loss per share:

	For the Three and Nine Months Ended September 30,
	2015	2014
Outstanding share-based compensation awards:
Stock options	3,047	2,453
Performance shares (1)	251	—
Restricted stock units	769	224
Assumed conversion of Convertible Notes	4,932	4,932
__________

(1)	Performance shares represent the number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
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

17. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$207,495	$220,421
Cash refund received for taxes	469	4,026
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon sales of loans	243,487	155,608
Servicing rights capitalized upon deconsolidation of Residual Trusts	3,133	—
Real estate owned acquired through foreclosure	91,746	93,547
Residential loans originated to finance the sale of real estate owned	19,297	42,309
Acquisition of servicing rights	5,682	17,471
Acquisition of trading security received as consideration for sale of servicing rights	60,094	—
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

During the first quarter of 2015, the Company took actions to simplify its business including the reorganization of its reportable segments to align with changes in the management reporting structure. These changes affect how management monitors operating performance and allocates resources in the current business environment. As a result of this reorganization, the Company modified the Servicing segment by combining the Asset Receivables Management, Insurance, and Loans and Residuals businesses into the Servicing segment. The Company also made a change to the composition of indirect costs and depreciation and amortization allocated to the business segments and established an intersegment charge between the Servicing and Originations segments for certain loan originations associated with the Company's mortgage loan servicing portfolio. The changes to cost structure align with the business segments supported and segment performance metrics utilized by management. Indirect costs continue to be allocated based on headcount. The Company has recast segment operating results and total assets of prior periods to reflect these changes. As a result of the changes, income before taxes for the Originations segment decreased by $5.9 million while loss before taxes for the Servicing and Reverse Mortgage segments and Other non-reportable segment decreased by $5.1 million, $0.7 million and $0.1 million, respectively, for the three months ended September 30, 2014. Income before taxes for the Servicing and Originations segments increased (decreased) by $15.2 million and $(17.8) million, respectively, while loss before taxes for the Reverse Mortgage segment and Other non-reportable segment decreased by $2.4 million and $0.2 million, respectively, for the nine months ended September 30, 2014. Total assets for the Servicing segment and Other non-reportable segment decreased by $3.0 million and $40.1 million, respectively, and total assets eliminated decreased by $43.1 million at December 31, 2014.

The following tables present select financial information of reportable segments (in thousands). The Company has presented the revenue and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses that have not been allocated to the business segments, in Other. Intersegment servicing revenues and expenses have been eliminated. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized on the consolidated statements of comprehensive loss. The changes addressed above have been reflected in the segment information presented below for all periods.

	For the Three Months Ended September 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$31,186	$132,026	$65,395	$739	$(9,953)	$219,393
Income (loss) before income taxes	(152,822)	36,518	22,543	(37,797)	—	(131,558)

	For the Three Months Ended September 30, 2014
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (4)	$225,730	$132,762	$37,422	$3,150	$(13,064)	$386,000
Income (loss) before income taxes	(3,302)	42,471	(3,500)	(22,988)	—	12,681
__________

(1)
With the exception of $2.2 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively, associated with intercompany activity with the Originations segment and the Other non-reportable segment, all net servicing revenue and fees of the Servicing segment were derived from external customers. All net servicing revenue and fees of the Company's Reverse Mortgage segment were derived from external customers.

(2)
The Company's Servicing segment includes other revenues of $7.0 million and $10.5 million for the three months ended September 30, 2015 and 2014, respectively, associated with fees earned for certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio.

(3)
The Company’s Originations segment includes other revenues of $0.8 million for the three months ended September 30, 2015 associated with fees earned for supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights.

(4)	The Company's Other non-reportable segment recognized $2.5 million in asset management performance fees for three months ended September 30, 2014.

	For the Nine Months Ended September 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$449,145	$391,028	$129,494	$4,886	$(31,870)	$942,683
Income (loss) before income taxes	(121,198)	111,281	(81,874)	(104,444)	—	(196,235)

	For the Nine Months Ended September 30, 2014
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (4)	$674,176	$392,275	$104,008	$40,076	$(40,874)	$1,169,661
Income (loss) before income taxes	39,725	115,099	(98,279)	(66,825)	—	(10,280)
__________

(1)
With the exception of $7.0 million and $7.2 million for the nine months ended September 30, 2015 and 2014, respectively, associated with intercompany activity with the Originations segment and the Other non-reportable segment, all net servicing revenue and fees of the Servicing segment were derived from external customers. All net servicing revenue and fees of the Company's Reverse Mortgage segment were derived from external customers.

(2)
The Company's Servicing segment includes other revenues of $23.5 million and $33.7 million for the nine months ended September 30, 2015 and 2014, respectively, associated with fees earned for certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio.

(3)
The Company’s Originations segment includes other revenues of $1.4 million for the nine months ended September 30, 2015 associated with fees earned for supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights.

(4)	The Company's Other non-reportable segment recognized $36.7 million in asset management performance fees for the nine months ended September 30, 2014.

	Total Assets Per Segment
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
September 30, 2015	$5,385,169	$1,604,932	$11,201,265	$1,311,375	$(726,408)	$18,776,333
December 31, 2014	6,405,781	1,493,851	10,476,947	1,256,971	(641,573)	18,991,977
19. Certain Capital Requirements and Guarantees
The Company's subsidiaries are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs and requirements under servicing advance facilities and master repurchase agreements, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these financial covenants are not met, the Company’s selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked.
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
The Parent Company has also provided a guarantee to (i) Fannie Mae, dated May 31, 2013, for RMS, (ii) Fannie Mae, dated March 17, 2014, for Ditech Financial, and (iii) Freddie Mac, dated December 19, 2013, for Ditech Financial. Pursuant to the RMS guarantee, the Parent Company agreed to guarantee all of the obligations required to be performed or paid by RMS under RMS's mortgage selling and servicing contract or any other agreement between Fannie Mae and RMS relating to mortgage loans or participation interests that RMS delivers or has delivered to Fannie Mae or services or has serviced for, or on behalf of, Fannie Mae. RMS does not currently sell loans to Fannie Mae. Pursuant to the Ditech Financial Fannie Mae guarantee, the Parent Company agreed to guarantee all of the servicing obligations required to be performed or paid by Ditech Financial under Ditech Financial's mortgage selling and servicing agreement, the Fannie Mae selling and servicing guides, or any other agreement between Fannie Mae and Ditech Financial. The Parent Company also agreed to guarantee all selling representations and warranties Ditech Financial has assumed, or may in the future assume, in connection with Ditech Financial's purchase of mortgage servicing rights related to Fannie Mae loans. The Parent Company does not guarantee Ditech Financial's obligations relating to the selling representations and warranties made or assumed by Ditech Financial in connection with the sale and/or securitization of mortgage loans to and/or by Fannie Mae. Pursuant to the Ditech Financial Freddie Mac guarantee, the Parent Company agreed to guarantee all of the seller and servicer obligations required to be performed or paid by Ditech Financial under any agreement between Freddie Mac and Ditech Financial.
After taking into account the waivers described above, all of the Company's subsidiaries were in compliance with all of their capital requirements at September 30, 2015.
20. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in 11 securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million drawn under LOCs issued by such third party as credit enhancements to such trusts. The total amount available on these LOCs for these trusts was $261.5 million at September 30, 2015. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the debt holders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitization trusts, the Company does not expect that the final $165.0 million of capacity under the LOCs will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.

Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company is required to call these securitizations when each loan pool falls to 10% of the original principal amount and expects to begin to make such calls in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.5 million.
Unfunded Commitments
Reverse Mortgage Loans
The Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.4 billion and similar commitments on fixed-rate reverse loans of $1.0 million at September 30, 2015. This additional borrowing capacity is primarily in the form of undrawn lines-of-credit, with the balance available on a scheduled or unscheduled payment basis. The Company also had short-term commitments to lend $51.1 million and commitments to purchase and sell loans totaling $7.3 million and $56.0 million, respectively, at September 30, 2015.
Mortgage Loans
The Company had short-term commitments to lend $3.4 billion and commitments to purchase loans totaling $80.8 million at September 30, 2015. In addition, the Company had commitments to sell $4.9 billion and purchase $1.3 billion in mortgage-backed securities at September 30, 2015.
Other
The Company has entered into an agreement to contribute cash and other assets in exchange for equity interests in WCO. The Company's total capital commitment is $20.0 million, of which $4.9 million remained unfunded at September 30, 2015.
Mortgage Origination Contingencies
The Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, the Company generally has an obligation to cure such breach. In general, if the Company is unable to cure such breach, the purchaser of the loan may require the Company to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event the Company must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties.
The Company's representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At September 30, 2015, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $47.1 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through September 30, 2015 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company’s estimate of the liability associated with representations and warranties exposure was $21.3 million at September 30, 2015 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheet.
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

Reverse Mortgage Loans
Subsequent to the completion of the acquisition of RMS, the Company discovered a failure by RMS to record certain liabilities to HUD, FHA, and/or credit owners related to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $95.4 million at September 30, 2015 related to the foregoing which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheet. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the nine months ended September 30, 2015, the Company recorded a provision, net of expected third party recoveries, related to the curtailment liability of $25.7 million. The Company has potential estimated maximum financial statement exposure for an additional $131.2 million related to similar claims, which are reasonably possible, but which the Company believes are primarily the responsibility of third parties (e.g., prior servicers and/or credit owners). The Company’s potential exposure to a substantial portion of this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations are an emerging industry issue. The Company is pursuing and will continue to pursue mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure.
Mortgage Loans
The Company had a curtailment obligation liability of $8.1 million at September 30, 2015 related to mortgage loan servicing which it assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheet.
Litigation and Regulatory Matters
In the ordinary course of business, the Parent Company and its subsidiaries are defendants in, or parties to, pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. Many of these actions and proceedings are based on alleged violations of consumer protection laws governing the Company's servicing and origination activities. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company.
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
At September 30, 2015, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $15 million; however, there can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.

For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $5 million at September 30, 2015. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
The following is a description of certain litigation and regulatory matters:
In response to a CID from the FTC issued in November 2010 and a CID from the CFPB in September 2012, Ditech Financial produced documents and other information concerning a wide range of its loan servicing operations. On October 7, 2013, the CFPB notified Ditech Financial that the CFPB’s staff was considering recommending that the CFPB take action against Ditech Financial for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Ditech Financial that they had sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. In April 2014, Ditech Financial began discussions with the FTC and CFPB staffs to determine if a settlement of the proposed action could be achieved. On February 16, 2015, Ditech Financial informed the agencies that it would agree to the terms of a proposed stipulated order that, subject to approval by the FTC, the CFPB and the court, would settle the matters arising from the FTC and CFPB investigation. The FTC and CFPB approved the proposed order, and on April 21, 2015, the FTC, CFPB, and Ditech Financial filed the proposed order with the United States District Court for the District of Minnesota, which subsequently approved it. Under the order, Ditech Financial, without admitting or denying the allegations in a complaint filed by the FTC and CFPB, agreed to pay: (i) $18 million for alleged misrepresentations relating to payment methods that entail convenience fees; (ii) $30 million for alleged misrepresentations related primarily to the time it would take to review short sale requests and for alleged delays in processing loan modifications in servicing transfers; and (iii) a $15 million civil money penalty. The Company accrued the full amounts required under the order in the Company’s consolidated financial statements as of December 31, 2014 and paid amounts due during the second quarter of 2015.
In October 2013, the Company received a subpoena from the HUD Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECMs serviced or sub-serviced by RMS, and (ii) RMS’ contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. In response to that subpoena, the Company cooperated with an investigation relating to those issues by the Department of Justice and the HUD Office of Inspector General. In April 2015, the U.S. District Court for the Middle District of Florida granted a motion by the Department of Justice to partially intervene in United States ex. rel. McDonald v. Walter Investment Management Corp., et al., No. 8:13-CV-1705-T23-TGW, which was a civil qui tam complaint that had been filed under seal and that named the Company, RMS, other subsidiaries of the Company, and others, as defendants. The complaint asserted claims under the False Claims Act and Florida law and alleged, among other things, that RMS did not comply with certain HUD regulations applicable to the servicing of reverse mortgages and improperly sought interest payments from HUD. On September 3, 2015, the Company entered into a final settlement agreement with the Department of Justice and HUD that fully resolved all of the claims asserted in the lawsuit and that did not contain any admission or finding of wrongdoing by the Company. The Company accrued $19.6 million relating to this matter at December 31, 2014 and $10.0 million during the nine months ended September 30, 2015. The Company paid the $29.6 million settlement during the third quarter of 2015.
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint named as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserted federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. On December 23, 2014, the court granted the defendants’ motions to dismiss and dismissed the amended complaint without prejudice. On January 6, 2015, plaintiffs filed a second amended complaint. The second amended complaint asserted the same legal claims and alleged that between May 9, 2012 and August 11, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls over financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Ditech Financial, the liabilities associated with the Company’s acquisition of RMS, and RMS's internal controls. The complaint sought class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and August 11, 2014. On January 23, 2015, all defendants moved to dismiss the second amended complaint. On June 30, 2015, the court issued a decision that granted the motions to dismiss in part and denied the motions in part. Among other things, the court dismissed the claims against Messrs. O’Brien, Cauthen, Dixon and Helm and the claims relating to statements about the Company’s acquisition of RMS. On July 10, 2015, plaintiffs filed a third amended complaint that, among other things, added certain allegations concerning the Company’s settlement with the FTC and CFPB. On

July 24, 2015, the Company and Messrs. Anderson and Corey filed an answer to the third amended complaint, which denied the substantive allegations and asserted various defenses. On August 30, 2015, Plaintiffs filed a motion for class certification. On October 30, 2015, the defendants filed their opposition to that motion. The Company cannot provide any assurance as to the outcome of the putative shareholder class action or that such an outcome will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.
Ditech Financial is subject to several putative class action lawsuits related to lender-placed insurance. These actions allege that Ditech Financial and its affiliates improperly received benefits from lender-placed insurance providers in the form of commissions for work not performed, services provided at a reduced cost, and expense reimbursements that did not reflect the actual cost of the services rendered. Plaintiffs in these suits assert various theories of recovery and seek remedies including compensatory, actual, punitive, statutory and treble damages, return of unjust benefits, and injunctive relief. One such matter is Circeo-Loudon v. Green Tree Servicing, LLC et al. filed in the United States District Court for the Southern District of Florida on April 17, 2014 and amended on October 16, 2014. Pursuant to a settlement agreement reached between the parties in the Circeo-Loudon matter on September 11, 2015, which remains subject to court approval, all of the defendants collectively, including Ditech Financial, are required to pay damages to class members who timely file a claim, administrative costs to effectuate the settlement and attorneys' fees and costs. The Company believes it has accrued the full amount expected to be paid under the settlement agreement in its consolidated financial statements as of September 30, 2015. The settlement agreement also provides that Ditech Financial and its subsidiary, Green Tree Insurance Agency, Inc., and their affiliates will be released from certain claims and may no longer receive commissions on the placement of certain lender-placed insurance for a period of five years commencing 120 days from the effective date of the settlement. The Company expects that this settlement, if approved by the court, will lead to the ultimate resolution of the other putative class action lawsuits related to lender-placed insurance to which Ditech Financial is currently subject, although the proposed settlement does not apply to potential claims by class members who opt out of the proposed settlement.
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
Walter Energy Tax Matters. According to Walter Energy’s Form 10-Q, or the Walter Energy Form 10-Q, for the quarter ended June 30, 2015 (filed with the SEC on August 6, 2015) and certain other public filings made by Walter Energy in its bankruptcy proceedings currently pending in Alabama, described below, certain tax matters with respect to certain tax years prior to and including the year of the Company's spin-off from Walter Energy remain unresolved, including certain tax matters relating to: (i) a “proof of claim” for a substantial amount of taxes, interest and penalties with respect to Walter Energy’s fiscal years ended August 31, 1983 through May 31, 1994, which was filed by the IRS in connection with Walter Energy’s bankruptcy filing on December 27, 1989 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division; (ii) an IRS audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008; and (iii) an IRS audit of Walter Energy’s federal income tax returns for the 2009 through 2013 tax years. It is unclear how these tax matters will be impacted, if at all, by Walter Energy’s recent Chapter 11 bankruptcy filing in Alabama, which is discussed below.
Walter Energy 2015 Bankruptcy Filing. On July 15, 2015, Walter Energy filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama and, in connection therewith, filed a motion to assume a pre-petition RSA between Walter Energy and certain holders of its funded indebtedness. Under the RSA, the parties thereto agreed to pursue confirmation of a plan of reorganization unless certain events occur, in which case Walter Energy will abandon the plan process and pursue a sale of its assets in accordance with Section 363 of the Bankruptcy Code. There is no indication in the RSA of the amount of anticipated tax claims. According to the Walter Energy Form 10-Q, Walter Energy (i) intends to seek a comprehensive resolution of all outstanding federal tax issues including, to the extent possible, issues relating to the “proof of claim” described above, in connection with its recent Chapter 11 bankruptcy filing in Alabama and (ii) expects that any plan would provide mechanisms for the treatment of potential income tax liabilities.
On August 18, 2015, Walter Energy filed a motion with the Florida bankruptcy court requesting that the court transfer venue of its disputes with the IRS to the Alabama bankruptcy court. In that motion, Walter Energy asserted that it believed the liability for the years at issue "will be materially, if not completely, offset by the [r]efunds" asserted by Walter Energy against the IRS. The Florida bankruptcy court transferred venue of the matter to the Alabama bankruptcy court, where it remains pending.
In accordance with the RSA, on August 26, 2015, Walter Energy filed with the Alabama bankruptcy court a proposed plan of reorganization and accompanying disclosure statement. There is no indication in the plan or disclosure statement of the amount of anticipated tax claims. No such information was contained in Walter Energy's schedules of assets and liabilities and statement of financial affairs, filed with the Alabama bankruptcy court on August 28, 2015. As a result of certain disputes in the Alabama bankruptcy court, on September 28, 2015, the Alabama bankruptcy court entered an order confirming that the RSA had been terminated.
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
Tax Separation Agreement. In connection with the Company's spin-off from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement, dated April 17, 2009. Notwithstanding any several liability the Company may have under federal tax law described above, under the Tax Separation Agreement, Walter Energy agreed to retain full liability for all U.S. federal income or state combined income taxes of the Walter Energy consolidated group for 2009 and prior tax years (including any interest, additional taxes or penalties applicable thereto), subject to limited exceptions. Accordingly, the Company filed "proofs of claim" in the Alabama bankruptcy proceedings asserting claims for any such amounts to the extent the Company is ultimately held liable for the same.
It is unclear, however, whether claims made by the Company under the Tax Separation Agreement or otherwise would be enforceable against Walter Energy in connection with, or following the conclusion of, the various Walter Energy bankruptcy proceedings described above or if such claims would be rejected or disallowed under bankruptcy law, and whether Walter Energy will have the ability to satisfy in part or in full the amount of any claims made by the Company under the Tax Separation Agreement or otherwise.
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

Condensed Consolidating Balance Sheet
September 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$904	$265,697	$2,000	$—	$268,601
Restricted cash and cash equivalents	10,511	677,401	52,547	—	740,459
Residential loans at amortized cost, net	14,192	15,071	509,631	—	538,894
Residential loans at fair value	—	12,191,396	538,190	—	12,729,586
Receivables, net	39,074	187,441	20,260	—	246,775
Servicer and protective advances, net	—	438,640	1,057,045	33,537	1,529,222
Servicing rights, net	—	1,752,770	—	—	1,752,770
Goodwill	—	518,929	—	—	518,929
Intangible assets, net	—	81,818	5,695	—	87,513
Premises and equipment, net	236	104,382	—	—	104,618
Other assets	60,559	184,083	14,324	—	258,966
Due from affiliates, net	758,118	—	—	(758,118)	—
Investments in consolidated subsidiaries and VIEs	2,370,245	25,442	—	(2,395,687)	—
Total assets	$3,253,839	$16,443,070	$2,199,692	$(3,120,268)	$18,776,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$55,290	$547,445	$4,836	$(5,117)	$602,454
Servicer payables	—	633,949	—	—	633,949
Servicing advance liabilities	—	212,584	996,498	—	1,209,082
Warehouse borrowings	—	1,225,437	—	—	1,225,437
Excess servicing spread liability at fair value	—	59,569	—	—	59,569
Corporate debt	2,215,285	838	—	—	2,216,123
Mortgage-backed debt	—	—	1,080,606	—	1,080,606
HMBS related obligations at fair value	—	10,745,030	—	—	10,745,030
Deferred tax liability, net	38,162	17,855	2,824	140	58,981
Obligation to fund Non-Guarantor VIEs	—	33,230		(33,230)	—
Due to affiliates, net	—	676,455	81,663	(758,118)	—
Total liabilities	2,308,737	14,152,392	2,166,427	(796,325)	17,831,231

Stockholders' equity:
Total stockholders' equity	945,102	2,290,678	33,265	(2,323,943)	945,102
Total liabilities and stockholders' equity	$3,253,839	$16,443,070	$2,199,692	$(3,120,268)	$18,776,333

Condensed Consolidating Balance Sheet
December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$3,162	$311,810	$5,203	$—	$320,175
Restricted cash and cash equivalents	10,507	617,774	104,734	—	733,015
Residential loans at amortized cost, net	13,302	8,456	1,292,781	—	1,314,539
Residential loans at fair value	—	11,246,197	586,433	—	11,832,630
Receivables, net	16,363	172,579	26,687	—	215,629
Servicer and protective advances, net	—	527,758	1,192,473	40,851	1,761,082
Servicing rights, net	—	1,730,216	—	—	1,730,216
Goodwill	—	575,468	—	—	575,468
Intangible assets, net	—	97,248	6,255	—	103,503
Premises and equipment, net	157	124,769	—	—	124,926
Other assets	69,780	164,815	46,199	—	280,794
Due from affiliates, net	697,979	—	—	(697,979)	—
Investments in consolidated subsidiaries and VIEs	2,641,527	15,756	—	(2,657,283)	—
Total assets	$3,452,777	$15,592,846	$3,260,765	$(3,314,411)	$18,991,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$42,076	$616,445	$14,294	$(8,986)	$663,829
Servicer payables	—	584,567	—	—	584,567
Servicing advance liabilities	—	205,628	1,160,257	—	1,365,885
Warehouse borrowings	—	1,176,956	—	—	1,176,956
Excess servicing spread liability at fair value	—	66,311	—	—	66,311
Corporate debt	2,265,668	2,131	—	—	2,267,799
Mortgage-backed debt	—	—	1,751,459	—	1,751,459
HMBS related obligations at fair value	—	9,951,895	—	—	9,951,895
Deferred tax liability, net	68,374	15,353	2,869	21	86,617
Obligation to fund Non-Guarantor VIEs	—	32,902	—	(32,902)	—
Due to affiliates, net	—	583,331	114,648	(697,979)	—
Total liabilities	2,376,118	13,235,519	3,043,527	(739,846)	17,915,318

Stockholders' equity:
Total stockholders' equity	1,076,659	2,357,327	217,238	(2,574,565)	1,076,659
Total liabilities and stockholders' equity	$3,452,777	$15,592,846	$3,260,765	$(3,314,411)	$18,991,977

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$564	$—	$(2,335)	$(1,771)
Net gains on sales of loans	—	116,218	—	—	116,218
Interest income on loans	344	122	11,944	—	12,410
Net fair value gains on reverse loans and related HMBS obligations	—	52,644	—	—	52,644
Insurance revenue	—	7,849	1,118	(204)	8,763
Other revenues	239	31,518	11,708	(12,336)	31,129
Total revenues	583	208,915	24,770	(14,875)	219,393

EXPENSES
Salaries and benefits	5,998	136,090	—	—	142,088
General and administrative	8,223	132,657	3,633	(12,446)	132,067
Interest expense	38,371	12,511	16,517	(671)	66,728
Depreciation and amortization	37	20,425	184	—	20,646
Corporate allocations	(12,661)	12,661	—	—	—
Other expenses, net	214	999	1,382	—	2,595
Total expenses	40,182	315,343	21,716	(13,117)	364,124

OTHER GAINS
Other net fair value gains (losses)	—	(213)	1,332	—	1,119
Other	3,117	8,937	—	—	12,054
Total other gains	3,117	8,724	1,332	—	13,173

Income (loss) before income taxes	(36,482)	(97,704)	4,386	(1,758)	(131,558)
Income tax expense (benefit)	(14,058)	(40,885)	1,015	(702)	(54,630)
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(22,424)	(56,819)	3,371	(1,056)	(76,928)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(54,504)	1,331	—	53,173	—
Net income (loss)	$(76,928)	$(55,488)	$3,371	$52,117	$(76,928)

Comprehensive income (loss)	$(76,793)	$(55,488)	$3,371	$52,117	$(76,793)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$167,739	$23	$(4,351)	$163,411
Net gains on sales of loans	—	127,515	—	—	127,515
Interest income on loans	308	173	32,970	—	33,451
Net fair value gains on reverse loans and related HMBS obligations	—	25,268	—	—	25,268
Insurance revenue	—	13,045	1,521	—	14,566
Other revenues	231	21,497	5,066	(5,005)	21,789
Total revenues	539	355,237	39,580	(9,356)	386,000

EXPENSES
Salaries and benefits	5,718	141,560	—	—	147,278
General and administrative	6,231	140,622	6,207	(9,615)	143,445
Interest expense	37,420	19,306	19,996	—	76,722
Depreciation and amortization	30	17,693	195	—	17,918
Corporate allocations	(9,827)	9,827	—	—	—
Other expenses, net	213	638	3,309	—	4,160
Total expenses	39,785	329,646	29,707	(9,615)	389,523

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(1)	(273)	17,068	—	16,794
Other	—	(590)	—	—	(590)
Total other gains (losses)	(1)	(863)	17,068	—	16,204

Income (loss) before income taxes	(39,247)	24,728	26,941	259	12,681
Income tax expense	63,885	18,343	1,201	55	83,484
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(103,132)	6,385	25,740	204	(70,803)
Equity in earnings of consolidated subsidiaries and VIEs	32,329	18,002	—	(50,331)	—
Net income (loss)	$(70,803)	$24,387	$25,740	$(50,127)	$(70,803)

Comprehensive income (loss)	$(71,023)	$24,387	$25,518	$(49,905)	$(71,023)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$322,570	$66	$(9,605)	$313,031
Net gains on sales of loans	—	360,844	—	—	360,844
Interest income on loans	893	222	61,422	—	62,537
Net fair value gains on reverse loans and related HMBS obligations	—	90,233	—	—	90,233
Insurance revenue	—	31,240	3,710	(627)	34,323
Other revenues	3,527	80,157	42,858	(44,827)	81,715
Total revenues	4,420	885,266	108,056	(55,059)	942,683

EXPENSES
Salaries and benefits	18,369	414,026	78	—	432,473
General and administrative	27,311	402,715	14,555	(41,767)	402,814
Interest expense	112,170	35,939	64,265	(2,110)	210,264
Depreciation and amortization	96	52,715	560	—	53,371
Goodwill impairment	—	56,539	—	—	56,539
Corporate allocations	(39,114)	39,114	—	—	—
Other expenses, net	(599)	4,042	4,600	—	8,043
Total expenses	118,233	1,005,090	84,058	(43,877)	1,163,504

OTHER GAINS
Other net fair value gains (losses)	—	(545)	4,118	—	3,573
Other	12,076	8,937	—	—	21,013
Total other gains	12,076	8,392	4,118	—	24,586

Income (loss) before income taxes	(101,737)	(111,432)	28,116	(11,182)	(196,235)
Income tax expense (benefit)	(32,552)	(16,213)	3,053	(4,468)	(50,180)
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(69,185)	(95,219)	25,063	(6,714)	(146,055)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(76,870)	10,719	—	66,151	—
Net income (loss)	$(146,055)	$(84,500)	$25,063	$59,437	$(146,055)

Comprehensive income (loss)	$(145,804)	$(84,500)	$25,063	$59,437	$(145,804)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$490,528	$71	$(13,420)	$477,179
Net gains on sales of loans	—	376,160	—	—	376,160
Interest income on loans	630	506	100,955	—	102,091
Net fair value gains on reverse loans and related HMBS obligations	—	69,440	—	—	69,440
Insurance revenue	—	53,379	4,381	—	57,760
Other revenues	767	85,772	14,994	(14,502)	87,031
Total revenues	1,397	1,075,785	120,401	(27,922)	1,169,661

EXPENSES
Salaries and benefits	13,618	415,059	—	—	428,677
General and administrative	23,037	382,077	19,052	(29,515)	394,651
Interest expense	110,670	54,015	61,576	—	226,261
Depreciation and amortization	90	54,269	594	—	54,953
Goodwill impairment	—	82,269	—	—	82,269
Corporate allocations	(34,109)	34,109	—	—	—
Other expenses, net	662	1,245	6,456	—	8,363
Total expenses	113,968	1,023,043	87,678	(29,515)	1,195,174

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(55)	(1,757)	17,635	—	15,823
Other	—	(590)	—	—	(590)
Total other gains (losses)	(55)	(2,347)	17,635	—	15,233

Income (loss) before income taxes	(112,626)	50,395	50,358	1,593	(10,280)
Income tax expense (benefit)	(7,088)	58,356	4,184	623	56,075
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(105,538)	(7,961)	46,174	970	(66,355)
Equity in earnings of consolidated subsidiaries and VIEs	39,183	20,031	—	(59,214)	—
Net income (loss)	$(66,355)	$12,070	$46,174	$(58,244)	$(66,355)

Comprehensive income (loss)	$(66,566)	$12,070	$45,944	$(58,014)	$(66,566)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(100,939)	$5,820	$209,633	$—	$114,514

Investing activities
Purchases and originations of reverse loans held for investment	—	(1,259,927)	—	—	(1,259,927)
Principal payments received on reverse loans held for investment	—	618,446	—	—	618,446
Principal payments received on mortgage loans held for investment	709	—	92,353	—	93,062
Payments received on charged-off loans held for investment	—	19,859	—	—	19,859
Payments received on receivables related to Non-Residual Trusts	—	—	5,547	—	5,547
Cash proceeds from sales of real estate owned, net	13	50,902	6,033	—	56,948
Purchases of premises and equipment	(175)	(16,531)	—	—	(16,706)
Decrease (increase) in restricted cash and cash equivalents	(4)	(871)	7,914	—	7,039
Payments for acquisitions of businesses, net of cash acquired	—	(4,737)	—	—	(4,737)
Acquisitions of servicing rights	—	(233,744)	—	—	(233,744)
Proceeds from sale of investment	14,376	—	—	—	14,376
Proceeds from sale of servicing rights	—	778	—	—	778
Proceeds from sale of residual interests in Residual Trusts	189,513	—	—	—	189,513
Capital contributions to subsidiaries and VIEs	(14,531)	(8,891)	—	23,422	—
Returns of capital from subsidiaries and VIEs	22,449	15,464	—	(37,913)	—
Change in due from affiliates	(59,695)	33,094	82	26,519	—
Other	7,468	482	—	—	7,950
Cash flows provided by (used in) investing activities	160,123	(785,676)	111,929	12,028	(501,596)

Financing activities
Payments on corporate debt	(61,250)	(1,294)	—	—	(62,544)
Proceeds from securitizations of reverse loans	—	1,382,359	—	—	1,382,359
Payments on HMBS related obligations	—	(739,447)	—	—	(739,447)
Issuances of servicing advance liabilities	—	193,843	518,464	—	712,307
Payments on servicing advance liabilities	—	(186,887)	(682,223)	—	(869,110)
Net change in warehouse borrowings related to mortgage loans	—	142,481	—	—	142,481
Net change in warehouse borrowings related to reverse loans	—	(94,000)	—	—	(94,000)
Payments on excess servicing spread liability	—	(6,849)	—	—	(6,849)
Other debt issuance costs paid	—	(5,912)	(1,014)	—	(6,926)
Payments on mortgage-backed debt	—	—	(109,808)	—	(109,808)
Capital contributions	—	14,235	9,187	(23,422)	—
Capital distributions	—	(9,926)	(27,987)	37,913	—
Change in due to affiliates	(444)	59,366	(32,403)	(26,519)	—
Other	252	(14,226)	1,019	—	(12,955)
Cash flows provided by (used in) financing activities	(61,442)	733,743	(324,765)	(12,028)	335,508

Net decrease in cash and cash equivalents	(2,258)	(46,113)	(3,203)	—	(51,574)
Cash and cash equivalents at the beginning of the period	3,162	311,810	5,203	—	320,175
Cash and cash equivalents at the end of the period	$904	$265,697	$2,000	$—	$268,601

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(16,440)	$40,736	$(17,186)	$(562)	$6,548

Investing activities
Purchases and originations of reverse loans held for investment	—	(1,041,836)	—	—	(1,041,836)
Principal payments received on reverse loans held for investment	—	382,015	—	—	382,015
Principal payments received on mortgage loans held for investment	245	399	121,385	—	122,029
Payments received on charged-off loans held for investment	—	8,623	—	—	8,623
Payments received on receivables related to Non-Residual Trusts	—	—	7,676	—	7,676
Cash proceeds from sales of real estate owned, net	211	22,909	12,226	—	35,346
Purchases of premises and equipment	—	(17,346)	—	—	(17,346)
Decrease (increase) in restricted cash and cash equivalents	4,246	3,062	(2,486)	—	4,822
Payments for acquisitions of businesses, net of cash acquired	—	(195,307)	—	—	(195,307)
Acquisitions of servicing rights	—	(172,775)	—	—	(172,775)
Proceeds from sale of servicing rights	—	9,499	—	—	9,499
Acquisitions of charged-off loans held for investment	—	(64,548)	—	—	(64,548)
Capital contributions to subsidiaries and VIEs	(33,674)	—	—	33,674	—
Returns of capital from subsidiaries and VIEs	28,454	5,192	—	(33,646)	—
Change in due from affiliates	21,202	324,191	243,066	(588,459)	—
Other	(7,070)	(4,499)	—	—	(11,569)
Cash flows provided by (used in) investing activities	13,614	(740,421)	381,867	(588,431)	(933,371)

Financing activities
Payments on corporate debt	(11,250)	(1,900)	—	—	(13,150)
Proceeds from securitizations of reverse loans	—	1,159,757	—	—	1,159,757
Payments on HMBS related obligations	—	(439,526)	—	—	(439,526)
Issuances of servicing advance liabilities	—	692,975	236,241	—	929,216
Payments on servicing advance liabilities	—	(656,327)	(195,444)	—	(851,771)
Net change in warehouse borrowings related to mortgage loans	—	66,433	—	—	66,433
Net change in warehouse borrowings related to reverse loans	—	(18,574)	—	—	(18,574)
Proceeds from sale of excess servicing spread	—	75,426	—	—	75,426
Payments on excess servicing spread liability	—	(2,205)	—	—	(2,205)
Other debt issuance costs paid	—	(14,037)	(17)	—	(14,054)
Payments on mortgage-backed debt	—	—	(135,697)	—	(135,697)
Capital contributions	—	33,431	243	(33,674)	—
Capital distributions	—	(6,977)	(26,669)	33,646	—
Change in due to affiliates	(88,405)	(259,238)	(241,378)	589,021	—
Other	6,939	(1,944)	—	—	4,995
Cash flows provided by (used in) financing activities	(92,716)	627,294	(362,721)	588,993	760,850

Net increase (decrease) in cash and cash equivalents	(95,542)	(72,391)	1,960	—	(165,973)
Cash and cash equivalents at the beginning of the period	100,009	388,644	3,232	—	491,885
Cash and cash equivalents at the end of the period	$4,467	$316,253	$5,192	$—	$325,912

22. Subsequent Events
Retirement of the Company's Chief Executive Officer
On October 2, 2015, the Company and Mark J. O'Brien, the Company’s former Chief Executive Officer, entered into a retirement agreement effective October 10, 2015 pursuant to which Mr. O'Brien will receive a total of $3.0 million payable from October 10, 2015 through April 2017 in accordance with the terms and conditions of the retirement agreement. Mr. O'Brien has agreed to continue to serve as the Chairman of the Board of Directors of the Company through December 31, 2015. Following December 31, 2015, Mr. O'Brien is expected to continue as a board member. His current term expires at the 2018 annual meeting of the Company's stockholders.
In addition, in accordance with the terms and conditions of Mr. O'Brien's retirement agreement, the vesting dates of certain RSUs and stock options previously awarded to Mr. O'Brien were accelerated to October 10, 2015. Mr. O'Brien is also entitled to be paid the full amount of shares earned based on performance with regard to his currently outstanding awards of performance shares as if Mr. O'Brien remained an employee of the Company through the date on which the amount of the payout under such performance shares is determined.
The Company promoted Denmar J. Dixon, formerly the Company's Executive Vice President and Chief Investment Officer, to the positions of President and Chief Executive Officer effective October 10, 2015. Mr. Dixon continues to serve as Vice Chairman of the Board of Directors.
Servicer Advance Financing Facility
Certain of the Company's subsidiaries are party to a servicer advance financing facility that provides funding for servicer and protective advances made by Ditech Financial in connection with its servicing of certain Fannie Mae and Freddie Mac mortgage loans. On October 21, 2015, this facility was amended and restated: to provide for the issuance of $500.0 million aggregate principal amount of term notes consisting of one-year term notes with an initial aggregate principal balance of $360.0 million and three-year term notes with an initial aggregate principal balance of $140.0 million; to extend the commitment for up to $600.0 million of previously issued variable funding notes until October 2016; and to reduce total borrowing capacity under this facility by $100.0 million to $1.1 billion in the aggregate.
If the one-year term notes are not redeemed or refinanced on or prior to October 17, 2016, and the three-year term notes are not redeemed or refinanced on or prior to October 15, 2018, one-twelfth of the related note balances will be required to be repaid on each monthly payment date thereafter. The variable funding notes will become due and payable on October 19, 2016 if not otherwise extended for an additional 364-day period.
Transactions with WCO
In November 2015, the Company, WCO, WCO LP and the other investors in WCO entered into an agreement, pursuant to which, among other things, such other investors in WCO agreed to make, in aggregate, an additional $25.0 million capital commitment to WCO. After giving effect to such additional capital commitment, (a) the Company continues to have a $20.0 million capital commitment to WCO, and (b) WCO has total capital commitments of $245 million.

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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1, “Legal Proceedings,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and in our other filings with the SEC.
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

•	uncertainties relating to interest curtailment obligations and any related financial and litigation exposure (including exposure relating to false claims);

•	potential costs and uncertainties, including the effect on future revenues, associated with and arising from litigation, regulatory investigations and other legal proceedings;

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

•	our ability to comply with the servicing standards required by the National Mortgage Settlement;

•	our ability to comply with the terms of the stipulated order resolving allegations arising from an FTC and CFPB investigation of Ditech Financial;

•	operational risks inherent in the mortgage servicing and mortgage originations businesses, including reputational risk;

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

•
our ability to achieve strategic initiatives, particularly our ability to: raise capital; execute and complete balance sheet management activities; make arrangements with potential capital partners; complete sales of assets to, and enter into other arrangements with, WCO; and develop new business, including acquisitions of MSRs or entering into new subservicing arrangements;

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

•
uncertainty as to the volume of originations activity we will benefit from prior to, and following, the expiration of HARP, which is scheduled to occur on December 31, 2016, including uncertainty as to the number of "in-the-money" accounts we may be able to refinance;

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

•
risks and potential costs associated with technology and cybersecurity, including: the risks of technology failures and of cyber-attacks against us or our vendors; our ability to adequately respond to actual or alleged cyber-attacks; our ability to implement adequate internal security measures and protect confidential borrower information; and disruptions to our business in connection with the implementation of new technology, the use of new vendors or the transfer of our servers or other infrastructure to new data center facilities;

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

At September 30, 2015, we serviced 2.3 million residential loans with an unpaid principal balance of $265.4 billion and we have been one of the 10 largest residential loan servicers in the U.S for the past two years according to Inside Mortgage Finance. Our originations business originated $19.6 billion in mortgage loan volume during the first nine months of 2015 ranking it in the top 20 originators nationally according to Inside Mortgage Finance. Our reverse mortgage business is a leading integrated franchise in the reverse mortgage sector and according to an industry source, was the second leading issuer of HMBS during the first nine months of 2015.
During the nine months ended September 30, 2015, we added to the unpaid principal balance of our third party mortgage loan servicing portfolio with $18.9 billion in servicing right acquisitions, $3.8 billion in sub-servicing contracts and $14.4 billion in servicing rights capitalized upon sales of mortgage loans, while also adding $2.0 billion to our third party reverse loan servicing portfolio. Our third-party mortgage loan and reverse mortgage servicing portfolio was reduced by $30.0 billion of unpaid principal balance in payoffs and sales during the nine months ended September 30, 2015. In the same period of 2015, we originated and purchased $1.2 billion in reverse mortgage volume and issued $1.2 billion in HMBS. Our mortgage loan and reverse mortgage originations businesses help enable us to replenish our servicing portfolio.
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
Originations — Our Originations segment consists of operations that purchase and originate mortgage loans that are intended for sale to third parties. The mix of mortgage loans we have originated or purchased in our Originations segment, based on unpaid principal balance originated, has shifted from, at the beginning of 2014, substantially all Fannie Mae conventional conforming loans to, in the third quarter of 2015, (i) approximately 50% Fannie Mae conventional conforming loans and (ii) approximately 50% other types of mortgage loans, including Freddie Mac conventional conforming loans and Ginnie Mae loans, with a substantial majority of our Ginnie Mae loans being FHA-insured loans.
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
Overview
Our profitability is dependent on our ability to generate revenue, primarily from our servicing and originations businesses. Our Servicing segment revenue is primarily impacted by the size and mix of our capitalized servicing and sub-servicing portfolios and is generated through servicing of mortgage loans for clients and/or credit owners. Net servicing revenue and fees includes the change in fair value of servicing rights carried at fair value and the amortization of all other servicing rights. Our servicing fee income generation is influenced by the level and timing of entrance into sub-servicing contracts and purchases and sales of servicing rights. Our Originations segment revenue, which is primarily gains on sales of loans, is impacted by interest rates and the volume of loans locked as well as the margins earned in our various origination channels. Gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by new origination reverse loan volume, draws on existing reverse loans and the fair value of reverse loans and HMBS.
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, other operating expenses, and interest expense. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.

Financial Highlights
Total revenues decreased $166.6 million for the three months ended September 30, 2015 as compared to the same period of 2014 to $219.4 million. We had a decrease of $165.2 million in net servicing revenue and fees, primarily driven by $174.1 million in higher fair value losses on our servicing rights, $21.0 million in lower interest income on loans, and $11.3 million in lower net gains on sales of loans. This was partially offset by $27.4 million in higher net fair value gains on reverse loans and related HMBS obligations.
Total revenues decreased $227.0 million for the nine months ended September 30, 2015 as compared to the same period of 2014 to $942.7 million. We had a decrease of $164.1 million in net servicing revenue and fees, primarily driven by $171.0 million in higher fair value losses on our servicing rights, $39.6 million in lower interest income on loans, and $15.3 million in lower net gains on sales of loans. In addition, we had lower other revenues due to $36.7 million in performance fees earned by our investment management business in 2014. These decreases were partially offset by $20.8 million in higher net fair value gains on reverse loans and related HMBS obligations.
We recorded fair value losses on our servicing rights carried at fair value primarily as a result of decreasing interest rates, higher discount rates used to value our servicing rights and higher realization of expected cash flows. We had lower interest income on loans primarily due to the sale of our residual interest in seven of the Residual Trusts in the second quarter of 2015. We had lower net gains on sales of loans due primarily to a shift in volume from the higher margin retention channel to the lower margin correspondent channel, even though average interest rates were lower during the current year periods as compared to the prior year periods and these lower rates gave rise to a higher total volume of locked loans. We had higher net fair value gains on reverse loans and related HMBS obligations primarily due to the impact of a lower LIBOR rate at September 30, 2015 as compared to prior periods and an increase in cash generated by origination, purchase and securitization of HECMs.
Total expenses decreased $25.4 million and $31.7 million during the three and nine months ended September 30, 2015 as compared to the same periods of 2014. We incurred $56.5 million and $82.3 million in impairment charges during the nine months ended September 30, 2015 and 2014, respectively, as a result of goodwill impairment charges in the Reverse Mortgage reporting unit. As a result of these goodwill impairment charges, the Reverse Mortgage reporting unit no longer has goodwill. Refer to Note 12 in the Notes to Consolidated Financial Statements for additional information.
We recognized other gains of $12.1 million and $21.0 million for the three and nine months ended September 30, 2015, respectively, which include an $8.9 million realized gain recognized on the sale of a trading security and a $3.1 million gain for consideration received for the contribution of Marix to WCO. In addition, other gains for the nine months ended September 30, 2015 include an $11.8 million gain recognized in the first quarter of 2015 on the sale of an investment which was accounted for using the equity method and a $2.8 million loss recognized on the sale of our residual interest in seven of the Residual Trusts in the second quarter of 2015.
Our cash flows provided by operating activities were $114.5 million during the nine months ended September 30, 2015. We finished the nine months ended September 30, 2015 with $268.6 million in cash and cash equivalents. Cash flows used in operating activities increased by $108.0 million during the nine months ended September 30, 2015 as compared to the same period in 2014 primarily as a result of an increase in cash related to changes in assets and liabilities, including higher collections of servicer and protective advances, partially offset by a decrease in accrued expenses related to legal and regulatory matters and an increase in income tax receivables. In addition, cash increased due to proceeds received from the sale of a trading security received as consideration for the sale of the excess servicing spread associated with certain servicing rights. These increases were partially offset by a decrease in cash related to a lower volume of loans sold in relation to originated loans.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures period over period. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.
Market Opportunity and Strategy
We continue to pursue opportunities to bolster our servicing portfolio by entering into sub-servicing contracts and acquiring servicing rights, while also using our originations platform to refinance and retain loans in our current servicing portfolio as well as to generate new loans for servicing. We will generally seek to partner with WCO and other third parties who would purchase servicing rights, from us or from the market, and engage us as sub-servicer. Our strategy for growing our servicing portfolio generally depends upon us being able to collaborate with WCO and other such third parties in that fashion. Our ability to effect such collaborations will depend on various factors such as the capital available to such parties, their ability to purchase servicing rights at a price attractive to them and an agreement being reached between us and them on the price and terms for our sub-servicing engagement.
From time to time, we may look to selectively grow and add to our complementary businesses which leverage our core servicing portfolio and platform. In addition, as previously disclosed, we have been seeking opportunities to monetize certain non-core assets where we believe such transactions would have value for our business overall. In April 2015, we sold the residual interests in seven of the Residual Trusts and in the first quarter of 2015 we sold an equity method investment, as described in Business Segment Results. Further, we continue to work on a potential sale of substantially all of our insurance business. There can be no assurance this potential sale will be consummated. At present, we do not anticipate entering into other significant sales of non-core assets, though we will continue to consider asset sale opportunities if they arise.
During the third quarter of 2015, we re-branded our mortgage loan business by consolidating Ditech Mortgage Corp and Green Tree Servicing LLC into one legal entity, Ditech Financial LLC, with one brand, Ditech, a Walter Company. We believe this consolidation, will allow for greater focus on our consumers, will enhance brand recognition as mortgage loans originated by Ditech Financial will be serviced by the same brand, will simplify the process and improve quality for the consumer and will provide us with greater opportunities to cross-sell. The consolidation will also enable us to better leverage our resources and talent across the businesses and is expected to drive operational efficiencies.
During the second half of 2015, we began to implement significant measures designed to improve the profitability of our Reverse Mortgage segment. These measures included hiring a new President of RMS, streamlining the geographic footprint of the business and strengthening the retail origination channel.
In 2015, we began taking actions across our businesses to improve efficiency and reduce expenses. For example, we captured opportunities for enhanced benefits from shared services and the acceleration of our automation efforts. We expect to substantially achieve the previously announced savings for 2015 as a result of these actions, in conjunction with the above-mentioned consolidation of entities. As previously disclosed, these actions are likely to provide at least $75 million in annual cost savings beginning in 2016. One-time costs associated with the implementation of these initiatives are not expected to exceed $15 million.
While we have been successful in implementing these cost saving initiatives and while we plan to continue to take actions across our businesses to improve efficiency and reduce expense, certain other costs have risen or are expected to rise. For example, we have been making investments and taking other measures to enhance the structure and effectiveness of our compliance and risk processes and associated programs across the Company, with a view to driving continuous improvements in our compliance results. The mortgage industry generally, including our Company, is subject to extensive and evolving regulation and continues to be under scrutiny from federal and state regulators and other government agencies. This oversight has led, in our case, to ongoing investigations and examinations of several of our business areas, and we have been and will be required to dedicate internal and external resources to providing information to and otherwise cooperating with such regulators and government agencies. In addition, we have incurred, and expect that in the future we will incur, expenses (i) associated with the remediation or other resolution of findings or concerns raised by regulators, government agencies and customers, (ii) to enhance the effectiveness of our risk and compliance program and (iii) to otherwise rectify instances of operational issues and other events of noncompliance discovered through our compliance program or otherwise. These investments to enhance our compliance and risk processes are also intended to result in an improved customer experience.
2015 Developments
Rights Agreement
On June 29, 2015, the Company and Computershare Trust Company, N.A., as Rights Agent, entered into a Rights Agreement. Also on June 29, 2015, the Board of Directors of the Company authorized and the Company declared a dividend of one preferred stock purchase right for each outstanding share of common stock of the Company. The dividend was payable on July 9, 2015 to stockholders of record as of the close of business on July 9, 2015 and entitles the registered holder to purchase from the Company one one-thousandth of a fully paid non-assessable share of Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $74.16, subject to adjustment as provided in the Rights Agreement. The terms of the preferred stock purchase rights are set forth in the Rights Agreement, which is summarized in the Company's Current Report on Form 8-K dated June 29, 2015. Subject to certain limited exceptions specified in the Rights Agreement, the rights are not exercisable until a person or group of persons acting in concert acquires beneficial ownership, as defined in the Rights Agreement, of more than 20% of the Company's outstanding shares of common stock. One such exception is that a person or group that already owned 20% or more of the Company's outstanding shares of common stock before the first public announcement of the rights plan may continue to own those shares without causing the rights to become exercisable. The rights plan will expire on June 29, 2016, unless the rights are earlier redeemed or exchanged by the Company.
Walter Capital Opportunity Corp.
In 2014, we made a $20 million capital commitment to WCO, a company formed to invest in mortgage-related assets, including MSRs, excess servicing spread related to MSRs, residential whole loans, agency mortgage-backed securities and other real estate-related securities and related derivatives. GTIM, our SEC registered investment adviser subsidiary, is the investment manager of WCO. As of the date of this report, WCO has total capital commitments of $245 million, approximately $166 million of which has been funded. WCO has invested substantially all of its funded capital in mortgage-related assets. WCO's strategy includes raising additional capital and investing in additional mortgage-related assets.
During the second quarter of 2015, we completed the contribution of 100% of the equity of Marix to WCO pursuant to the terms of an amended contribution agreement among us, WCO and certain other parties. Pursuant to such agreement and as consideration for such contribution, during the quarter ended September 30, 2015, we received 300,000 partnership common units in WCO LP following achievement by Marix of various post-contribution milestones, including purchase of its first MSR. Marix holds certain state licenses to own MSRs and is an approved Freddie Mac and Fannie Mae servicer; however, any transfer to Marix of an MSR relating to a GSE mortgage loan would require the consent of the applicable GSE and potentially other approvals.
Although WCO is not obligated to utilize us to service its assets, we have been retained to service certain of WCO's assets and we anticipate that we will have additional opportunities to do so, subject to us and WCO agreeing on the terms of any such servicing arrangements. In the second quarter of 2015, we entered into a servicing arrangement with WCO pursuant to which we agreed to service a pool of residential whole loans owned by WCO in exchange for a servicing fee. During the third quarter of 2015, we entered into an agreement with WCO pursuant to which we have agreed to sub-service a pool of GSE mortgage loans related to servicing rights owned by WCO in exchange for a sub-servicing fee.
In November 2015, we, WCO, WCO LP and the other investors in WCO entered into an agreement, pursuant to which, among other things, such other investors in WCO agreed to make, in aggregate, an additional $25.0 million capital commitment to WCO. After giving effect to such additional capital commitment, (a) we continue to have a $20.0 million capital commitment to WCO, and (b) WCO has total capital commitments of $245 million.
Additionally, we are currently finalizing the following arrangements with WCO (and/or certain subsidiaries thereof), all of which remain subject to the receipt of third party approvals and the satisfaction of customary closing and other conditions:

1.
we entered into an agreement to sell a portfolio of mortgage servicing rights originated by Ditech Financial to WCO; in connection therewith and subject to compliance with applicable law, Ditech Financial has also been engaged to offer refinancing options to borrowers in the pool of mortgage loans underlying such mortgage servicing rights for purposes of minimizing portfolio runoff;

2.
in connection with our sale of the aforementioned portfolio of mortgage servicing rights to WCO, we also entered into a sub-servicing arrangement with WCO pursuant to which Ditech Financial will, upon completion of the sale of mortgage servicing rights, sub-service the mortgage loans underlying such mortgage servicing rights in exchange for a sub-servicing fee; and

3.
we are finalizing an agreement to sell the excess servicing spread associated with certain mortgage loans serviced by us to WCO; upon completion of the transaction, Ditech Financial is expected to continue to (a) service such mortgage loans and be responsible for making any advances relating thereto and (b) receive the base servicing fee related to, and retain all ancillary income associated with, the servicing of such mortgage loans. In addition, in connection therewith and subject to compliance with applicable law, Ditech Financial is expected to be engaged to offer refinancing options to borrowers in the pool of mortgage loans underlying this excess spread sale transaction for purposes of minimizing portfolio runoff.

Under these arrangements, the sale of mortgage servicing rights and excess servicing spread are expected to generate aggregate cash proceeds of approximately $60 million.
Regulatory Developments
Our business is subject to extensive regulation by various federal, state and local governmental and regulatory authorities. The policies, laws, rules and regulations applicable to our business have been rapidly evolving. Certain recent regulatory developments are described below. These recent regulatory developments and other changes may affect our business and/or our ongoing (and any future) regulatory matters and legal proceedings, including without limitation putative class actions involving the Company.
On November 20, 2013, the CFPB issued a final rule amending Regulation X of RESPA and Regulation Z of TILA integrating certain mortgage loan disclosure forms and requirements under RESPA and TILA. The rule became effective on October 3, 2015 and applies to covered transactions for which the creditor or mortgage broker receives an application on or after the effective date.
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
On May 20, 2015, the FHFA announced that Fannie Mae and Freddie Mac had finalized a proposal, which was announced on January 30, 2015, imposing new financial eligibility requirements for all current and potential single-family mortgage seller/servicers that do business with the GSEs. Under the new requirements, all such servicers must have a minimum net worth of $2.5 million, plus 0.25% of the unpaid principal balance on one- to four-family mortgage loans serviced. In addition, non-bank servicers must have a tangible net worth to total assets of at least 6%. With respect to liquidity, servicers must retain 0.035% on total agency servicing unpaid principal balance, and non-bank servicers must hold an additional 2% on total non-performing agency servicing unpaid principal balance that is greater than 6% of their total agency portfolio. These financial requirements are expected to become effective on December 31, 2015, and compliance will be reviewed on a quarterly basis by Fannie Mae and Freddie Mac.
On May 8, 2015, the FHFA announced the extension of HARP, and on May 21, 2015, the U.S. Department of the Treasury announced the extension of HAMP. Both programs have been extended through December 31, 2016.
In connection with our purchase of Fannie Mae MSRs from ResCap on January 31, 2013, we agreed to service the mortgage loans for which the MSRs were acquired in accordance with the servicing standards set forth in a Consent Judgment, the National Mortgage Settlement, filed on April 4, 2012 in a legal proceeding involving ResCap as a party. Accordingly, we are subject to periodic testing by the Monitor, who was appointed under the Consent Judgment and charged with responsibility to determine whether the servicers subject to the NMS are complying with the NMS servicing standards and satisfying the requirements of the Consent Judgment. In the past, we have failed certain metrics and submitted various corrective action plans and remediation plans to the Monitor. On June 22, 2015, the Monitor filed a report with the applicable court, stating that Ditech Financial had passed all metrics tested in the calendar quarters ended September 30, 2014 and December 31, 2014. We expect the Monitor to file additional reports relating to the 2015 testing periods, the first of which is expected to be filed prior to December 31, 2015 and to relate to the calendar quarters ended March 31, 2015 and June 30, 2015.
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
On July 10, 2015, the FCC issued a Declaratory Ruling and Order, effective immediately, clarifying numerous aspects of the Telephone Consumer Protection Act. The TCPA regulates telemarketing communications, the use of automatic telephone dialing systems and artificial or prerecorded voice messages (often referred to as “robocalls”) and unsolicited facsimile transmissions. Under the new ruling, the FCC adopted a broad definition of the term “automatic telephone dialing system” focusing on the functional capability of the dialing system rather than the system’s current application and usage. Additionally, the FCC clarified that a consumer who has previously given consent to be called may revoke such consent in any reasonable manner, but did not provide guidance as to what procedures or standards a business must follow in providing such revocation right. The FCC also held that calls placed to persons who are not the intended recipients of the calls are actionable under the TCPA.  The FCC's decision is currently being challenged in several appeals and lawsuits which are not expected to be resolved in the near future.
There have been various legal and regulatory developments in Nevada regarding liens asserted by homeowner’s associations for unpaid assessments. In September 2014, the Nevada Supreme Court held that a HOA non-judicial foreclosure sale can extinguish a mortgage lender’s previously-recorded first deed of trust on a property if that foreclosure is to recover assessments categorized as super priority amounts. In June 2015, the U.S. District Court for the District of Nevada issued an opinion holding that federal law prohibits a HOA foreclosure proceeding from extinguishing a first deed of trust assigned to Fannie Mae. Additional litigation in both state and federal courts is pending with respect to these issues. Also, new legislation in Nevada, which became effective on October 1, 2015, requires HOAs to provide notice to lienholders relating to the default and foreclosure sale and also to provide creditors with a right to redeem the property for up to 60 days following an HOA foreclosure sale. In addition, credit owners may assert claims against servicers for failure to advance sufficient funds to cover unpaid HOA assessments and protect the credit owner’s interest in the subject property. We service numerous loans in Nevada and are involved in litigation and other legal proceedings affected by, or related to, these HOA matters.
On October 15, 2015, the CFPB issued a final rule that will expand the scope of the Home Mortgage Disclosure Act (HMDA) data reporting requirements while seeking to streamline certain existing requirements. The final rule implements certain changes expressly required by the Dodd-Frank Act as well as additional changes based on the CFPB’s discretionary rulemaking authority, which the CFPB believes will assist in carrying out HMDA's purposes. The amended rule adds new data points for applicant or borrower age, credit score, automated underwriting system information, unique loan identifier, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, non-amortizing loan features, interest rate and loan originator identifier, as well as other data points. The rule also modifies several existing data points. As for types of transactions to be reported, the HMDA rule adopts a dwelling secured standard for transactional coverage, including most closed-end loans and open-end lines of credit secured by a dwelling. The expanded data-collection under the revised rule is expected to begin on January 1, 2018, with reporting expected to begin in 2019.
Additional Information
See our Annual Report on Form 10-K for the year ended December 31, 2014, as well as our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, for additional information about the regulatory framework under which we operate.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands)

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
REVENUES
Net servicing revenue and fees	$(1,771)	$163,411	$(165,182)	(101)%	$313,031	$477,179	$(164,148)	(34)%
Net gains on sales of loans	116,218	127,515	(11,297)	(9)%	360,844	376,160	(15,316)	(4)%
Interest income on loans	12,410	33,451	(21,041)	(63)%	62,537	102,091	(39,554)	(39)%
Net fair value gains on reverse loans and related HMBS obligations	52,644	25,268	27,376	108%	90,233	69,440	20,793	30%
Insurance revenue	8,763	14,566	(5,803)	(40)%	34,323	57,760	(23,437)	(41)%
Other revenues	31,129	21,789	9,340	43%	81,715	87,031	(5,316)	(6)%
Total revenues	219,393	386,000	(166,607)	(43)%	942,683	1,169,661	(226,978)	(19)%

EXPENSES
Salaries and benefits	142,088	147,278	(5,190)	(4)%	432,473	428,677	3,796	1%
General and administrative	132,067	143,445	(11,378)	(8)%	402,814	394,651	8,163	2%
Interest expense	66,728	76,722	(9,994)	(13)%	210,264	226,261	(15,997)	(7)%
Depreciation and amortization	20,646	17,918	2,728	15%	53,371	54,953	(1,582)	(3)%
Goodwill impairment	—	—	—	—%	56,539	82,269	(25,730)	(31)%
Other expenses, net	2,595	4,160	(1,565)	(38)%	8,043	8,363	(320)	(4)%
Total expenses	364,124	389,523	(25,399)	(7)%	1,163,504	1,195,174	(31,670)	(3)%

OTHER GAINS (LOSSES)
Other net fair value gains	1,119	16,794	(15,675)	(93)%	3,573	15,823	(12,250)	(77)%
Other	12,054	(590)	12,644	n/m	21,013	(590)	21,603	n/m
Total other gains (losses)	13,173	16,204	(3,031)	(19)%	24,586	15,233	9,353	61%

Income (loss) before income taxes	(131,558)	12,681	(144,239)	n/m	(196,235)	(10,280)	(185,955)	n/m
Income tax expense (benefit)	(54,630)	83,484	(138,114)	(165)%	(50,180)	56,075	(106,255)	(189)%
Net loss	$(76,928)	$(70,803)	$(6,125)	9%	$(146,055)	$(66,355)	$(79,700)	120%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Servicing fees	$179,938	$168,731	$11,207	7%	$527,986	$507,911	$20,075	4%
Incentive and performance fees	25,093	35,283	(10,190)	(29)%	90,512	119,622	(29,110)	(24)%
Ancillary and other fees	24,333	23,111	1,222	5%	75,252	65,851	9,401	14%
Servicing revenue and fees	229,364	227,125	2,239	1%	693,750	693,384	366	—%
Changes in valuation inputs or other assumptions (1)	(158,251)	(5,346)	(152,905)	n/m	(173,499)	(74,340)	(99,159)	133%
Other changes in fair value (2)	(66,678)	(45,490)	(21,188)	47%	(179,524)	(107,682)	(71,842)	67%
Change in fair value of servicing rights	(224,929)	(50,836)	(174,093)	342%	(353,023)	(182,022)	(171,001)	94%
Amortization of servicing rights	(6,656)	(10,222)	3,566	(35)%	(20,634)	(31,527)	10,893	(35)%
Change in fair value of excess servicing spread liability	450	(2,656)	3,106	(117)%	(7,062)	(2,656)	(4,406)	166%
Net servicing revenue and fees	$(1,771)	$163,411	$(165,182)	(101)%	$313,031	$477,179	$(164,148)	(34)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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
Servicing fees increased $11.2 million and $20.1 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, due primarily to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by run-off of the servicing portfolio. Incentive and performance fees decreased $10.2 million and $29.1 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, due primarily to lower modification fees, fees earned under HAMP and asset recovery income. During the nine months ended September 30, 2015, these fees were partially offset by higher real estate owned management fees. Ancillary and other fees increased $1.2 million and $9.4 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, due primarily to growth in the mortgage loan servicing portfolio and fees for the termination of an agreement to manage real estate owned. Refer to the Servicing segment section of our Business Segment Results for additional information on the changes in fair value relating to servicing rights and our excess servicing spread liability.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on loans held for sale, IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $11.3 million and $15.3 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014. We had higher volumes of locked loans during the current year periods primarily due to lower average interest rates as compared to the prior year periods, however we experienced a shift in volume from the higher margin retention channel to the lower margin correspondent channel and as a result had lower net gains on sales of loans.

Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. During April 2015, we sold our residual interest in seven of the Residual Trusts, or sale of residual interests, and deconsolidated the assets and liabilities of these trusts. Interest income decreased $21.0 million and $39.6 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily due to the aforementioned sale of our residual interests, run-off of the overall mortgage loan portfolio and lower yields on loans due to an increase in delinquencies that are 90 days or more past due.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
Residential loans at amortized cost
Interest income	$12,410	$33,451	$(21,041)	$62,537	$102,091	$(39,554)
Average balance (1)	545,982	1,364,535	(818,553)	886,923	1,383,742	(496,819)
Annualized average yield	9.09%	9.81%	(0.72)%	9.40%	9.84%	(0.44)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the period.
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Net fair value gains on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or bought out of securitization pools, net of interest expense on HMBS related obligations, and the change in fair value of these assets and liabilities. Net fair value gains on reverse loans and related HMBS obligations increased $27.4 million and $20.8 million during the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily due to the impact of a lower LIBOR rate at September 30, 2015 as compared to prior periods and an increase in cash generated by origination, purchase and securitization of HECMs. Refer to the Reverse Mortgage segment discussion under our Business Segment Results section below for additional information including a detailed breakout of the components of net fair value gains on reverse loans and related HMBS obligations.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $5.8 million and $23.4 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014 due primarily to a decrease in commissions earned related to lender-placed insurance policies resulting from regulatory changes and runoff of existing policies. Due to regulatory changes surrounding lender-placed insurance policies, our sales commissions related to lender-placed insurance policies began to decrease in June 2014. In addition, in September 2015 we entered into an agreement (which remains subject to court approval) to settle a litigation matter pursuant to which we have agreed not to receive commissions as a result of the placement of certain lender-placed insurance policies. We believe we have accrued the full amount expected to be paid under the settlement agreement at September 30, 2015.
Other Revenues
Other revenues consist primarily of asset management performance fees, the change in fair value of charged-off loans, income associated with our beneficial interests in servicing assets and origination fee income. Other revenues increased $9.3 million for the three months ended September 30, 2015 as compared to the same period of 2014 due primarily to higher origination fee income of $7.1 million resulting from the refinancing of mortgage loans, partially offset by lower fees charged to new reverse loan borrowers, and $3.3 million in higher fair value gains relating to charged-off loans resulting primarily from an increase in expected collections. The increase in other revenues was partially offset by $2.5 million in asset management performance fees collected and earned by our Other non-reportable segment in connection with the investment management of a fund during the third quarter of 2014. Origination fee income was $12.8 million and $5.7 million for the three months ended September 30, 2015 and 2014, respectively.

Other revenues decreased $5.3 million for the nine months ended September 30, 2015 as compared to the same period of 2014 due primarily to $36.7 million in asset management performance fees collected and earned as noted above, and lower beneficial interest income related to servicing assets of $7.4 million. The decrease in other revenues was partially offset by $23.5 million in higher fair value gains relating to charged-off loans resulting primarily from an increase in expected collections, an increase in origination fee income of $10.5 million for the reasons set forth above, and a $5.8 million increase in other interest income. Origination fee income was $28.9 million and $18.4 million for the nine months ended September 30, 2015 and 2014, respectively.
Salaries and Benefits
Salaries and benefits increased $3.8 million for the nine months ended September 30, 2015 as compared to the same period of 2014 primarily due to an increase in incentives, resulting largely from an increase in funded volume of residential loans, and an increase in severance, partially offset by a decrease in compensation and benefits resulting from a lower average headcount during the current period. Headcount decreased by approximately 700 full time employees from approximately 6,600 at September 30, 2014 to approximately 5,900 at September 30, 2015.
General and Administrative
General and administrative expenses decreased $11.4 million and increased $8.2 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods of 2014. Refer to the Business Segment Results section below for additional information regarding general and administrative expenses for each of our segments.
Interest Expense
We incur interest expense on our corporate debt, mortgage-backed debt issued by the Residual Trusts, master repurchase agreements and servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense decreased for the three and nine months ended September 30, 2015 as compared to the same periods of 2014 primarily due to a decrease in interest expense related to mortgage-backed debt and servicing advance liabilities, partially offset by an increase in interest expense related to master repurchase agreements. Interest expense related to mortgage-backed debt decreased primarily as a result of the sale of our residual interests, which required the deconsolidation of the related mortgage-backed debt, and the run-off of the overall related mortgage loan portfolio. Interest expense related to servicing advance liabilities decreased due primarily to a lower average interest rate offset partially by a higher average balance outstanding as a result of additional financing available and utilized. Interest expense related to master repurchase agreements, which are utilized to fund purchases and originations of mortgage loans and reverse loans, increased primarily as a result of a higher average outstanding balance, which is due to our growing originations business, partially offset by a lower average interest rates. Refer to the Liquidity and Capital Resources section below for additional information on our debt.

Provided below is a summary of the average balances of our corporate debt, mortgage-backed debt of the Residual Trusts, servicing advance liabilities and master repurchase agreements, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
Corporate debt (1)
Interest expense	$38,378	$37,447	$931	$112,204	$110,766	$1,438
Average balance (4)	2,267,256	2,270,917	(3,661)	2,268,233	2,272,057	(3,824)
Annualized average rate	6.77%	6.60%	0.17%	6.60%	6.50%	0.10%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$7,583	$19,221	$(11,638)	$36,645	$59,384	$(22,739)
Average balance (5)	487,629	1,142,012	(654,383)	754,248	1,167,244	(412,996)
Annualized average rate	6.22%	6.73%	(0.51)%	6.48%	6.78%	(0.30)%

Servicing advance liabilities (2)
Interest expense	$9,714	$10,841	$(1,127)	$30,385	$31,821	$(1,436)
Average balance (4)	1,228,972	1,026,050	202,922	1,272,349	999,391	272,958
Annualized average rate	3.16%	4.23%	(1.07)%	3.18%	4.25%	(1.07)%

Master repurchase agreements (3)
Interest expense	$11,053	$9,213	$1,840	$31,030	$24,290	$6,740
Average balance (4)	1,540,823	1,158,657	382,166	1,497,058	955,324	541,734
Annualized average rate	2.87%	3.18%	(0.31)%	2.76%	3.39%	(0.63)%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes, and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Mortgage-backed debt of the Residual Trusts and servicing advance liabilities are held by our Servicing segment.

(3)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(4)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(5)	Average balance for mortgage-backed debt is calculated as the average carrying value at the beginning of each month during the period.
Goodwill Impairment
We incurred $56.5 million and $82.3 million in impairment charges during the nine months ended September 30, 2015 and 2014, respectively, as a result of goodwill evaluations performed in the second quarters of 2015 and 2014, respectively. The evaluations indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill at each evaluation date was less than its book value, therefore requiring the impairment charges. As a result of these goodwill impairment charges, the Reverse Mortgage reporting unit no longer has goodwill.
Other Net Fair Value Gains
Other net fair value gains consists primarily of fair value gains and losses on the assets and liabilities of the Non-Residual Trusts and fluctuates generally based on changes in prepayment speeds, default rates, loss severity, LIBOR rates and discount rates. Other net fair value gains decreased $15.7 million and $12.3 million for the three and nine months ended September 30, 2015 as compared to the same period of 2014, respectively, primarily as a result of the reduction of discount rates in 2014 resulting from tightening of yields in the market.

Other Gains (Losses)
Other gains of $12.1 million and $21.0 million for the three and nine months ended September 30, 2015 include an $8.9 million realized gain recognized on the sale of a trading security and a $3.1 million gain for consideration received for the contribution of Marix. In the third quarter of 2015, we received and subsequently sold a trading security as consideration for the sale of the excess servicing spread associated with certain servicing rights. In addition, other gains for the nine months ended September 30, 2015 include an $11.8 million gain recognized in the first quarter of 2015 on the sale of an investment which was accounted for using the equity method and a $2.8 million loss recognized on the sale of our residual interests in the second quarter of 2015.
Income Tax Expense (Benefit)
We calculate income tax expense (benefit) based on our estimated annual effective tax rate which takes into account all expected ordinary activity for the calendar year. Our effective tax rate will always differ from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses.
The variances in income tax expense (benefit) are due primarily to the changes in income (loss) before income taxes and the impairment of goodwill in the second quarter of 2015 and 2014 as described above. The goodwill was not deductible for tax and as such, no tax benefit was recorded for the impairment charges. We calculated the tax expense (benefit) related to income (loss) before income taxes for the nine months ended September 30, 2015 and 2014, respectively, based on our estimated annual effective tax rate which takes into account all expected ordinary activity for the 2015 and 2014 years, respectively. This effective tax rate differs from the statutory rate of 35% primarily as a result of the non-deductible goodwill impairment as well as the impact of state taxes.
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
The following tables reconcile Adjusted Earnings and Adjusted EBITDA to loss before income taxes, which we consider to be the most directly comparable GAAP financial measure to Adjusted Earnings and Adjusted EBITDA (in thousands):
Adjusted Earnings

For the Nine Months Ended September 30, 2015
Loss before income taxes	$(196,235)
Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	157,312
Goodwill impairment	56,539
Step-up depreciation and amortization (1)	46,317
Curtailment expense (2)	23,012
Share-based compensation expense	14,345
Non-cash interest expense	9,476
Fair value to cash adjustment for reverse loans (3)	(7,647)
Legal and regulatory matters (4)	7,238
Other	17,616
Sub-total	324,208
Adjusted Earnings	$127,973
__________

(1)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(2)
Represents provision for curtailment expense, net of expected third party recoveries, related to historical practices at RMS at the time of its acquisition in 2012 which have led to increasing exposure for historical periods as regulatory requirements are clarified. Current practices have been revised in order to minimize current and future exposure to curtailable events. Accruals for current period curtailable events are not adjusted for non-GAAP measures as they are considered part of ongoing operating results of the business.

(3)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(4)	Represents estimated settlement amounts for certain legal and regulatory matters outside of the normal course of business as well as the legal costs and expenses associated with these matters.

Adjusted EBITDA

For the Nine Months Ended September 30, 2015
Loss before income taxes	$(196,235)
Adjustments
Amortization of servicing rights and other fair value adjustments	357,471
Interest expense	120,652
Goodwill impairment	56,539
Depreciation and amortization	53,371
Curtailment expense (1)	23,012
Share-based compensation expense	14,345
Fair value to cash adjustment for reverse loans (2)	(7,647)
Legal and regulatory matters (3)	7,238
Other	19,753
Sub-total	644,734
Adjusted EBITDA	$448,499
__________

(1)
Represents provision for curtailment expense, net of expected third party recoveries, related to historical practices at RMS at the time of its acquisition in 2012 which have led to increasing exposure for historical periods as regulatory requirements are clarified. Current practices have been revised in order to minimize current and future exposure to curtailable events. Accruals for current period curtailable events are not adjusted for non-GAAP measures as they are considered part of ongoing operating results of the business.

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

Reconciliation of GAAP Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(152,822)	$36,518	$22,543	$(37,797)	$(131,558)

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	147,900	—	—	—	147,900
Step-up depreciation and amortization	6,945	5,068	1,329	—	13,342
Step-up amortization of sub-servicing rights	4,737	—	—	—	4,737
Curtailment expense	—	—	450	—	450
Legal and regulatory matters	—	—	2,158	—	2,158
Fair value to cash adjustment for reverse loans	—	—	(27,441)	—	(27,441)
Share-based compensation expense	3,346	1,487	929	154	5,916
Non-cash interest expense	375	—	—	2,759	3,134
Other	4,091	801	999	2,315	8,206
Total adjustments	167,394	7,356	(21,576)	5,228	158,402
Adjusted Earnings (Loss)	14,572	43,874	967	(32,569)	26,844

Adjustments
Amortization of servicing rights and other fair value adjustments	68,098	—	499	—	68,597
Interest expense on debt	2,270	—	1	35,612	37,883
Depreciation and amortization	4,492	2,136	672	4	7,304
Other	(232)	4,950	76	22	4,816
Total adjustments	74,628	7,086	1,248	35,638	118,600
Adjusted EBITDA	$89,200	$50,960	$2,215	$3,069	$145,444

	For the Nine Months Ended September 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(121,198)	$111,281	$(81,874)	$(104,444)	$(196,235)

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	157,312	—	—	—	157,312
Goodwill impairment	—	—	56,539	—	56,539
Step-up depreciation and amortization	20,912	6,856	3,985	—	31,753
Step-up amortization of sub-servicing rights	14,564	—	—	—	14,564
Curtailment expense	—	—	23,012	—	23,012
Legal and regulatory matters	2,218	—	5,020	—	7,238
Fair value to cash adjustment for reverse loans	—	—	(7,647)	—	(7,647)
Share-based compensation expense	8,474	3,737	1,749	385	14,345
Non-cash interest expense	1,493	—	—	7,983	9,476
Other	7,322	1,544	1,429	7,321	17,616
Total adjustments	212,295	12,137	84,087	15,689	324,208
Adjusted Earnings (Loss)	91,097	123,418	2,213	(88,755)	127,973

Adjustments
Amortization of servicing rights and other fair value adjustments	184,019	—	1,576	—	185,595
Interest expense on debt	6,987	—	2	104,187	111,176
Depreciation and amortization	13,410	6,227	1,970	11	21,618
Other	(5,640)	7,493	175	109	2,137
Total adjustments	198,776	13,720	3,723	104,307	320,526
Adjusted EBITDA	$289,873	$137,138	$5,936	$15,552	$448,499

	For the Three Months Ended September 30, 2014
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(3,302)	$42,471	$(3,500)	$(22,988)	$12,681

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	1,724	—	—	—	1,724
Step-up depreciation and amortization	6,227	2,332	1,726	—	10,285
Step-up amortization of sub-servicing rights	7,833	—	—	—	7,833
Legal and regulatory matters	31,645	—	5,542	—	37,187
Fair value to cash adjustment for reverse loans	—	—	(5,109)	—	(5,109)
Share-based compensation expense	1,849	779	478	164	3,270
Non-cash interest expense	706	—	—	2,489	3,195
Other	4	85	1,457	(13,348)	(11,802)
Total adjustments	49,988	3,196	4,094	(10,695)	46,583
Adjusted Earnings (Loss)	46,686	45,667	594	(33,683)	59,264

Adjustments
Amortization of servicing rights and other fair value adjustments	47,228	—	651	—	47,879
Interest expense on debt	2,674	—	5	34,931	37,610
Depreciation and amortization	5,089	1,970	570	4	7,633
Other	1,139	(1,575)	11	57	(368)
Total adjustments	56,130	395	1,237	34,992	92,754
Adjusted EBITDA	$102,816	$46,062	$1,831	$1,309	$152,018

	For the Nine Months Ended September 30, 2014
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$39,725	$115,099	$(98,279)	$(66,825)	$(10,280)

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	70,718	—	—	—	70,718
Goodwill impairment	—	—	82,269	—	82,269
Step-up depreciation and amortization	20,486	7,628	5,400	1	33,515
Step-up amortization of sub-servicing rights	23,980	—	—	—	23,980
Legal and regulatory matters	44,837	—	5,542	—	50,379
Fair value to cash adjustment for reverse loans	—	—	(6,331)	—	(6,331)
Share-based compensation expense	6,783	2,654	1,723	411	11,571
Non-cash interest expense	3,343	—	—	7,201	10,544
Other	964	5,860	5,312	(9,257)	2,879
Total adjustments	171,111	16,142	93,915	(1,644)	279,524
Adjusted Earnings (Loss)	210,836	131,241	(4,364)	(68,469)	269,244

Adjustments
Amortization of servicing rights and other fair value adjustments	113,135	—	2,094	—	115,229
Interest expense on debt	2,725	—	23	103,469	106,217
Depreciation and amortization	14,541	5,273	1,614	10	21,438
Other	8,942	(1,779)	(35)	(41)	7,087
Total adjustments	139,343	3,494	3,696	103,438	249,971
Adjusted EBITDA	$350,179	$134,735	$(668)	$34,969	$519,215

Servicing
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Net servicing revenue and fees
Third parties	$(12,094)	$154,179	$(166,273)	(108)%	$279,387	$451,560	$(172,173)	(38)%
Intercompany	2,235	2,576	(341)	(13)%	7,018	7,221	(203)	(3)%
Total net servicing revenue and fees	(9,859)	156,755	(166,614)	(106)%	286,405	458,781	(172,376)	(38)%
Interest income on loans	12,397	33,402	(21,005)	(63)%	62,487	102,042	(39,555)	(39)%
Insurance revenue	8,763	14,566	(5,803)	(40)%	34,323	57,760	(23,437)	(41)%
Intersegment retention revenue	6,969	10,488	(3,519)	(34)%	23,508	33,653	(10,145)	(30)%
Net gains (losses) on sales of loans	(2,286)	—	(2,286)	n/m	1,418	—	1,418	n/m
Other revenues	15,202	10,519	4,683	45%	41,004	21,940	19,064	87%
Total revenues	31,186	225,730	(194,544)	(86)%	449,145	674,176	(225,031)	(33)%
General and administrative and allocated indirect expenses	94,398	107,640	(13,242)	(12)%	267,464	282,054	(14,590)	(5)%
Salaries and benefits	68,120	75,644	(7,524)	(10)%	202,476	216,604	(14,128)	(7)%
Interest expense	17,303	30,082	(12,779)	(42)%	67,062	91,277	(24,215)	(27)%
Depreciation and amortization	11,437	11,316	121	1%	34,322	35,027	(705)	(2)%
Other expenses, net	1,474	3,486	(2,012)	(58)%	4,608	7,137	(2,529)	(35)%
Total expenses	192,732	228,168	(35,436)	(16)%	575,932	632,099	(56,167)	(9)%
Other net fair value losses	(213)	(274)	61	(22)%	(545)	(1,762)	1,217	(69)%
Other	8,937	(590)	9,527	n/m	6,134	(590)	6,724	n/m
Total other gains (losses)	8,724	(864)	9,588	n/m	5,589	(2,352)	7,941	(338)%
Income (loss) before income taxes	(152,822)	(3,302)	(149,520)	n/m	(121,198)	39,725	(160,923)	(405)%

Adjustments
Changes in fair value due to changes in valuation inputs and other assumptions	147,900	1,724	146,176	n/m	157,312	70,718	86,594	122%
Step-up depreciation and amortization	6,945	6,227	718	12%	20,912	20,486	426	2%
Step-up amortization of sub-servicing rights	4,737	7,833	(3,096)	(40)%	14,564	23,980	(9,416)	(39)%
Share-based compensation expense	3,346	1,849	1,497	81%	8,474	6,783	1,691	25%
Legal and regulatory matters	—	31,645	(31,645)	(100)%	2,218	44,837	(42,619)	(95)%
Non-cash interest expense	375	706	(331)	(47)%	1,493	3,343	(1,850)	(55)%
Other	4,091	4	4,087	n/m	7,322	964	6,358	660%
Total adjustments	167,394	49,988	117,406	235%	212,295	171,111	41,184	24%
Adjusted Earnings	14,572	46,686	(32,114)	(69)%	91,097	210,836	(119,739)	(57)%

Adjustments
Amortization of servicing rights and other fair value adjustments	68,098	47,228	20,870	44%	184,019	113,135	70,884	63%
Depreciation and amortization	4,492	5,089	(597)	(12)%	13,410	14,541	(1,131)	(8)%
Interest expense on debt	2,270	2,674	(404)	(15)%	6,987	2,725	4,262	156%
Other	(232)	1,139	(1,371)	(120)%	(5,640)	8,942	(14,582)	(163)%
Total adjustments	74,628	56,130	18,498	33%	198,776	139,343	59,433	43%
Adjusted EBITDA	$89,200	$102,816	$(13,616)	(13)%	$289,873	$350,179	$(60,306)	(17)%

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
Provided below are summaries of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	2,142,689	$234,905,729	1,894,446	$198,828,470
Acquisition of pool of Fannie Mae MSRs	—	—	254,960	27,559,108
Acquisition of EverBank net assets	—	—	72,176	9,756,509
Loan sales with servicing retained	64,964	14,447,066	30,580	6,767,181
Other new business added (2) (3)	126,438	22,753,658	91,472	9,669,809
Payoffs and sales, net (2) (4)	(222,862)	(28,909,388)	(229,564)	(26,149,723)
Balance at end of the period	2,111,229	243,197,065	2,114,070	226,431,354
On-balance sheet residential loans and real estate owned (5)	36,369	2,368,012	57,735	3,198,049
Total mortgage loan servicing portfolio	2,147,598	$245,565,077	2,171,805	$229,629,403
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

(4)
Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $4.9 billion and $7.3 billion for the nine months ended September 30, 2015 and 2014, respectively.

(5)	On-balance sheet residential loans and real estate owned primarily include assets of the Residual Trusts and Non-Residual Trusts as well as mortgage loans held for sale.
The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, of the total mortgage loan portfolio, was 14.57% for the nine months ended September 30, 2015.
The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment. Provided below are summaries of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	At September 30, 2015
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio
First lien mortgages	1,681,797	$230,153,421	0.27%	9.23%
Second lien mortgages	189,881	6,161,189	0.46%	3.13%
Manufactured housing and other	239,551	6,882,455	1.09%	5.98%
Total accounts serviced for third parties (2) (4)	2,111,229	243,197,065	0.30%	8.99%
On-balance sheet residential loans and real estate owned (3)	36,369	2,368,012		4.64%
Total mortgage loan servicing portfolio	2,147,598	$245,565,077		8.94%

	At December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio
First lien mortgages	1,648,932	$220,011,843	0.26%	9.93%
Second lien mortgages	226,002	7,277,171	0.48%	2.80%
Manufactured housing and other	267,755	7,616,715	1.10%	4.43%
Total accounts serviced for third parties (2)	2,142,689	234,905,729	0.30%	9.53%
On-balance sheet residential loans and real estate owned (3)	56,461	3,175,298		5.07%
Total mortgage loan servicing portfolio	2,199,150	$238,081,027		9.47%
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

(2)
Consists of $195.6 billion and $47.6 billion in unpaid principal balance associated with servicing and sub-servicing contracts, respectively, at September 30, 2015 and $179.7 billion and $55.2 billion, respectively, at December 31, 2014.

(3)	Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees.

(4)	Includes $3.4 billion in unpaid principal balance of sub-servicing performed for WCO at September 30, 2015.
The unpaid principal balance of our third-party servicing portfolio increased $8.3 billion at September 30, 2015 as compared to December 31, 2014 primarily due to our originations sales with servicing retained and servicing and sub-servicing portfolio acquisitions, partially offset by run-off of the portfolio. Sub-servicing portfolio acquisitions include new sub-servicing performed for WCO. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $807.3 million can be attributed to the sale of our residual interests which resulted in the deconsolidation of the related loans and overall portfolio run-off of the assets held by the Residual and Non-Residual Trusts, partially offset by an increase in mortgage loans held for sale of $130.8 million. The unpaid principal balance of loans associated with the sale of the seven Residual Trusts is included in our third-party servicing portfolio at September 30, 2015 since we continue to service these loans.
The overall delinquencies associated with our third-party servicing portfolio as well as our on-balance sheet residential loans and real estate owned decreased at September 30, 2015 as compared to December 31, 2014 primarily due to the performing nature of recently originated loans and seasonality.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Servicing fees	$178,702	$168,044	$10,658	6%	$524,732	$505,419	$19,313	4%
Incentive and performance fees	19,361	29,492	(10,131)	(34)%	70,976	104,345	(33,369)	(32)%
Ancillary and other fees	22,714	22,282	432	2%	69,840	63,128	6,712	11%
Servicing revenue and fees	220,777	219,818	959	—%	665,548	672,892	(7,344)	(1)%
Changes in valuation inputs or other assumptions (1)	(158,251)	(5,346)	(152,905)	n/m	(173,499)	(74,340)	(99,159)	133%
Other changes in fair value (2)	(66,678)	(45,490)	(21,188)	47%	(179,524)	(107,682)	(71,842)	67%
Change in fair value of servicing rights	(224,929)	(50,836)	(174,093)	342%	(353,023)	(182,022)	(171,001)	94%
Amortization of servicing rights	(6,157)	(9,571)	3,414	(36)%	(19,058)	(29,433)	10,375	(35)%
Change in fair value of excess servicing spread liability (3)	450	(2,656)	3,106	(117)%	(7,062)	(2,656)	(4,406)	166%
Net servicing revenue and fees	$(9,859)	$156,755	$(166,614)	(106)%	$286,405	$458,781	$(172,376)	(38)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)
Includes interest expense on the excess servicing spread liability, which represents the accretion of fair value, of $2.3 million and $7.0 million for the three and nine months ended September 30, 2015, respectively, and $2.7 million for the three and nine months ended September 30, 2014.

Servicing fees increased $10.7 million and $19.3 million during the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily due to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by run-off of the servicing portfolio. Additionally there was a $13.1 million benefit recognized during the nine months ended September 30, 2014 from the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract that was not recognized during the current period. Average loans serviced increased by $12.2 billion, or 5%, and $18.6 billion, or 8%, for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Modification fees and fees earned under HAMP decreased $6.6 million and $23.3 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, due primarily to a lower volume of completed modifications and lower fees for maintenance of performing modified loans no longer eligible for HAMP incentive fees. We expect to modify fewer loans in the future as a result of the scheduled termination of HAMP in December 2016 and there being a fewer number of loans in our servicing portfolio eligible for modification. In addition, asset recovery income decreased $1.7 million and $6.1 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, as a result of lower gross collections due primarily to the run-off of the related loans managed by the Servicing segment. Incentives relating to the performance of certain loan pools serviced by us as compared to similar pools serviced by others decreased by $1.8 million and $3.6 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively. We expect incentives relating to the performance of loan pools serviced by us as compared to pools serviced by others to continue to decline as a result of run-off of the related loan portfolio and improving economic conditions, which may reduce the opportunity to earn these incentives.
Ancillary and other fees, which primarily include late fees and expedited payment fees, increased $0.4 million and $6.7 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, due primarily to growth in the servicing portfolio.

Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
Average unpaid principal balance of loans serviced (1)	$245,468,475	$233,250,700	$12,217,775	$243,272,016	$224,693,952	$18,578,064
Annualized average servicing fee (2)	0.29%	0.29%	—	0.29%	0.30%	(0.01)%
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
The decrease in average servicing fee of one basis point for the nine months ended September 30, 2015 as compared to the same period of 2014 related primarily to a benefit of $13.1 million recognized during the nine months ended September 30, 2014 from the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract.
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
A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	September 30, 2015	December 31, 2014	Variance
Servicing rights at fair value	$1,639,624	$1,599,541	$40,083
Unpaid principal balance of accounts serviced	183,866,196	168,832,342	15,033,854
Inputs and assumptions
Weighted-average remaining life in years	6.1	6.6	(0.5)
Weighted-average discount rate	10.72%	9.55%	1.17%
Conditional prepayment rate	10.39%	7.87%	2.52%
Conditional default rate	1.02%	2.36%	(1.34)%
The increase in servicing rights carried at fair value at September 30, 2015 as compared to December 31, 2014 related to $209.7 million in servicing rights portfolio acquisitions and $243.5 million in servicing rights capitalized upon sales of loans, partially offset by a reduction in fair value of $353.0 million and sales of servicing rights of $60.1 million. The reduction in fair value of these servicing rights during the nine months ended September 30, 2015 was attributed to a loss of $173.5 million in changes in valuation inputs or other assumptions and a loss of $179.5 million in other changes in fair value which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The loss resulting from changes in valuation inputs or other assumptions of $173.5 million during the nine months ended September 30, 2015 was due primarily to a higher discount rate at September 30, 2015 as compared to December 31, 2014 as well as a decline in the interest rate environment, an increase in FHFA's house pricing index and an increase in the assumed conditional prepayment rate. The impact of a lower interest rate environment partially offset by the effects of a change in mix in the related servicing portfolio with the growth of Freddie Mac and Ginnie Mae loans and the refinement of our valuation model for recent historical experience resulted in a higher conditional prepayment rate at September 30, 2015 as compared to December 31, 2014. The weighted-average stated borrower interest rate on the underlying collateral associated with our servicing rights carried at fair value was 4.34% and 4.65% at September 30, 2015 and December 31, 2014, respectively. The conditional default assumption was lower as a result of lower delinquencies.

Other changes in fair value above consist of the realization of expected cash flows. The increases in realization of expected cash flows of $21.2 million and $71.8 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, were primarily due to a larger servicing portfolio resulting from acquisitions of servicing rights, including those from loan origination activities, and faster prepayment speeds than anticipated.
Excess Servicing Spread Liability
The loss in fair value relating to our excess servicing spread liability increased by $4.4 million during the nine months ended September 30, 2015 as compared to the same period of 2014 due primarily to the change in interest expense represented by the accretion of fair value. The higher interest expense was mainly due to having the related financing the entire nine month period of the current year as opposed to three months in the prior period.
Interest Income on Loans
Interest income decreased $21.0 million and $39.6 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily due to the sale of our residual interests, run-off of the overall mortgage loan portfolio and lower yields on loans due to an increase in delinquencies that are 90 days or more past due.
Insurance Revenue
Insurance revenue decreased $5.8 million and $23.4 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014 primarily as a result of regulatory changes surrounding lender-placed insurance policies during 2014 that led to a decrease in our sales commissions related to lender-placed insurance policies beginning in June 2014.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees earned from loan originations completed by the Originations segment that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right. The decline in intersegment retention revenue of $3.5 million and $10.1 million during the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, was due primarily to the decline in funded retention volume for which there was an existing capitalized servicing right.
Net Gains on Sales of Loans
Net gains on sales of loans for the Company includes realized and unrealized gains and losses on loans as well as the changes in fair value of our IRLCs and other freestanding derivatives. A substantial portion of our gain on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes our estimate of the fair value of the servicing right we expect to receive upon sale of the loan.
Beginning in 2015, the Servicing segment recognizes the change in fair value of the servicing rights component of our IRLCs and loans held for sale that occurs subsequent to the date of our commitment to originate the loan and through the sale of the loan. Net gains on sale of loans for the Servicing segment primarily consists of this change in fair value. The Originations segment recognizes the initial fair value of the entire commitment, including the servicing rights component, on the date of the commitment.
Other Revenues
Other revenues increased $4.7 million for the three months ended September 30, 2015 as compared to the same period of 2014 primarily as a result of $3.3 million in higher fair value gains relating to charged-off loans resulting primarily from an increase in expected collections and $1.2 million higher other interest income.
Other revenues increased $19.1 million for the nine months ended September 30, 2015 as compared to the same period of 2014 primarily as a result of $23.5 million in higher fair value gains relating to charged-off loans resulting primarily from nine months of collection activity in the current period compared to five months in the prior period along with an increase in expected collections and $3.5 million higher other interest income, partially offset by $7.4 million lower beneficial interest income related to servicing assets.

General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $13.2 million and $14.6 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, resulting primarily from $24.9 million and $37.1 million, respectively, in lower legal related costs largely due to lower accruals for legal and regulatory matters outside of the ordinary course of business, partially offset by $5.3 million and $6.9 million, respectively, in higher servicing-related costs relating to continued growth in our servicing portfolio, $2.7 million and $3.2 million, respectively, in expenses relating to consolidating and re-branding our mortgage loan business as Ditech, a Walter Company, and $1.6 million and $9.9 million, respectively, in additional costs in 2015 to support efficiency and technology-related initiatives.
Salaries and Benefits
Salaries and benefits expense decreased $7.5 million and $14.1 million during the three and nine months ended September 30, 2015 as compared to the same periods of 2014 primarily due to a decrease in compensation, benefits, and incentives, partially offset by an increase in severance pay, all of which are largely attributable to a lower average headcount during the current year periods.
Interest Expense
Interest expense decreased $12.8 million and $24.2 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily as a result of the sale of our residual interests, which required the deconsolidation of the related mortgage-backed debt, and the run-off the overall related mortgage loan portfolio.
Other Gains (Losses)
Other gains of $8.9 million and $6.1 million for the three and nine months ended September 30, 2015 include an $8.9 million realized gain recognized on the sale of a trading security in the third quarter of 2015. In addition, other gains for the nine months ended September 30, 2015 include a $2.8 million loss recognized on the sale of our residual interests in the second quarter of 2015.
Adjusted Earnings
Adjusted Earnings decreased $32.1 million and $119.7 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily due to lower revenues adjusted for the impact of changes in fair value due to changes in valuation inputs, partially offset by lower expenses and net gains resulting from the sale of a trading security and the sale of our residual interests. These lower revenues included $21.2 million and $71.8 million in higher realization of cash flows, which included the effect of accelerated prepayments, during the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively. Accordingly, our Adjusted Earnings margins declined as well.
Adjusted EBITDA
Adjusted EBITDA decreased $13.6 million and $60.3 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily due to lower revenues adjusted for the impact of changes in fair value due to changes in valuation inputs and realization of cash flows, partially offset by lower expenses as noted above and net gains resulting from the sale of a trading security and the sale of our residual interests. Accordingly, our Adjusted EBITDA margins declined as well.
Provided below is a summary of our Servicing segment's margin (in basis points):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	Variance	2015	2014 (2)	Variance
Annualized Adjusted Earnings margin (1)	2	8	(6)	5	12	(7)
Annualized Adjusted EBITDA margin (1)	15	18	(3)	16	20	(4)
__________

(1)	Margins are calculated by dividing the applicable non-GAAP measure by the average principal balance of loans serviced during the period.

(2)
The average principal balance of loans serviced utilized in the calculation of the annualized Adjusted Earnings margin and annualized Adjusted EBITDA margin for the nine months ended September 31, 2014 includes adjustments related to servicing fee economics to reflect MSR acquisitions closed during certain quarters as though they were closed at the beginning of the quarter as economics (cash flows) were actually recorded for the full quarter.

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Net gains on sales of loans	$117,580	$127,515	$(9,935)	(8)%	$358,600	$376,160	$(17,560)	(5)%
Other revenues	14,446	5,247	9,199	175%	32,428	16,115	16,313	101%
Total revenues	132,026	132,762	(736)	(1)%	391,028	392,275	(1,247)	—%
Salaries and benefits	38,767	39,340	(573)	(1)%	121,467	122,639	(1,172)	(1)%
General and administrative and allocated indirect expenses	32,357	27,793	4,564	16%	93,731	86,155	7,576	9%
Intersegment retention expense	6,969	10,488	(3,519)	(34)%	23,508	33,653	(10,145)	(30)%
Interest expense	10,211	8,368	1,843	22%	27,958	21,828	6,130	28%
Depreciation and amortization	7,204	4,302	2,902	67%	13,083	12,901	182	1%
Total expenses	95,508	90,291	5,217	6%	279,747	277,176	2,571	1%
Income before income taxes	36,518	42,471	(5,953)	(14)%	111,281	115,099	(3,818)	(3)%

Adjustments
Step-up depreciation and amortization	5,068	2,332	2,736	117%	6,856	7,628	(772)	(10)%
Share-based compensation expense	1,487	779	708	91%	3,737	2,654	1,083	41%
Other	801	85	716	842%	1,544	5,860	(4,316)	(74)%
Total adjustments	7,356	3,196	4,160	130%	12,137	16,142	(4,005)	(25)%
Adjusted Earnings	43,874	45,667	(1,793)	(4)%	123,418	131,241	(7,823)	(6)%

Adjustments
Depreciation and amortization	2,136	1,970	166	8%	6,227	5,273	954	18%
Other	4,950	(1,575)	6,525	(414)%	7,493	(1,779)	9,272	(521)%
Total adjustments	7,086	395	6,691	n/m	13,720	3,494	10,226	293%
Adjusted EBITDA	$50,960	$46,062	$4,898	11%	$137,138	$134,735	$2,403	2%
The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$4,523,989	$5,089,333	$5,344,220	$2,854,949	$3,044,637	$3,033,905
Retention	1,495,750	1,508,199	1,544,761	2,080,237	2,485,846	2,540,497
Consumer Direct	148,410	117,749	129,446	38,174	18,072	7,807
Retail	165,623	151,735	167,775	26,340	34,169	36,788
Total	$6,333,772	$6,867,016	$7,186,202	$4,999,700	$5,582,724	$5,618,997

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$14,001,723	$13,935,924	$13,834,431	$7,356,287	$6,564,864	$6,361,795
Retention	4,683,008	4,871,915	4,848,014	6,444,506	6,495,979	6,530,051
Consumer Direct	451,554	355,385	357,115	42,968	18,466	7,807
Retail	446,215	400,988	385,289	82,733	100,609	108,090
Wholesale (2)	—	—	—	194,402	269,619	365,210
Total	$19,582,500	$19,564,212	$19,424,849	$14,120,896	$13,449,537	$13,372,953
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

(2)	We exited the wholesale business in February 2014.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans, the initial fair value of the capitalized servicing rights upon loan sales, as well as the changes in fair value of our IRLCs and other freestanding derivatives. The amount of net gains on sales of loans is a function of the volume and margin of our originations activity and is impacted by fluctuations in interest rates. A substantial portion of our gain on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes our estimate of the fair value of the servicing right we expect to receive upon sale of the loan. We recognize loan origination costs as incurred, which typically align with the date of loan funding for consumer originations and the date of loan purchase for correspondent lending. These expenses are primarily included in general and administrative expenses and salaries and benefits on the consolidated statements of comprehensive loss. In addition, we record a provision for losses relating to representations and warranties made as part of the loan sale transaction at the time the loan is sold.
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
Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Realized gains on sales of loans	$50,456	$107,216	$(56,760)	(53)%	$130,517	$296,566	$(166,049)	(56)%
Change in unrealized gains (losses) on loans held for sale	19,241	(17,361)	36,602	(211)%	4,981	1,816	3,165	174%
Gains (losses) on interest rate lock commitments (1)	21,823	(27,347)	49,170	(180)%	6,047	9,016	(2,969)	(33)%
Gains (losses) on forward sales commitments (1)	(72,448)	5,376	(77,824)	n/m	(39,161)	(94,436)	55,275	(59)%
Gains (losses) on MBS purchase commitments (1)	4,877	(7,771)	12,648	(163)%	(13,909)	(15,413)	1,504	(10)%
Capitalized servicing rights	85,215	57,441	27,774	48%	242,653	155,608	87,045	56%
Provision for repurchases	(6,454)	(1,895)	(4,559)	241%	(13,011)	(5,919)	(7,092)	120%
Interest income	14,870	11,856	3,014	25%	40,483	28,922	11,561	40%
Net gains on sales of loans	$117,580	$127,515	$(9,935)	(8)%	$358,600	$376,160	$(17,560)	(5)%
__________

(1)
Realized losses on freestanding derivatives were $15.6 million and $25.9 million for the three months ended September 30, 2015 and 2014, respectively, and $42.4 million and $90.3 million for the nine months ended September 30, 2015 and 2014, respectively.

We had a decrease in net gains on sales of loans for the three and nine months ended September 30, 2015 as compared to the same periods of 2014. While we locked more loans during the current year periods due to lower average interest rates as compared to the prior year periods, we experienced a shift in volume from the higher margin retention channel to the lower margin correspondent channel and as a result had lower net gains on sales of loans. The periods ended September 30, 2015 and 2014 included the benefit of higher margins from HARP, which is scheduled to expire in December 2016. HARP is a federal program of the U.S. which helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing already occurred in prior periods.
Provided below is a summary of origination economics for all channels (in basis points):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	Amount	%	2015	2014	Amount	%
Gain on sale of loans (1)	186	255	(69)	(27)%	183	266	(83)	(31)%
Fee income (2)	21	9	12	133%	17	12	5	42%
Direct expenses (2)	(101)	(121)	20	(17)%	(107)	(149)	42	(28)%
Direct margin	106	143	(37)	(26)%	93	129	(36)	(28)%
__________

(1)	Calculated on pull-through adjusted lock volume.

(2)	Calculated on funded volume.
The declines in direct margin for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, are primarily due to a shift in volume from the higher margin retention channel to the lower margin correspondent channel, partially offset by higher origination fees in current periods. In addition, the nine months ended September 30, 2015 include the impact of lower direct expenses as a result of the exit from the wholesale business in February 2014, economies of scale as a result of higher loan volume and other cost cutting measures in 2014 and 2015.
Other Revenues
Other revenues, which consists primarily of origination fee income and interest on cash equivalents, increased $9.2 million and $16.3 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily as a result of higher origination fees. During the prior year periods, we waived such fees.
Salaries and Benefits
Salaries and benefits decreased $1.2 million for the nine months ended September 30, 2015 as compared to the same period of 2014 primarily due to a decrease in compensation and benefits primarily resulting from a lower average headcount during the current period and lower severance due primarily to the exit from the wholesale business in February 2014 and an office closure in 2014. These lower expenses were partially offset by higher incentives in the current period due to an increase in funded volume, partially offset by the impact from the change in mix from higher incentive paying retention originations to lower incentive paying correspondent originations.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $4.6 million and $7.6 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily due to higher loan origination expenses due to an increased volume of loan fundings and increased advertising resulting from additional mail solicitations and internet lead generations as well as re-branding for our mortgage loan business under Ditech, a Walter Company. In addition, we had a larger adjustment to our estimate of the liability associated with our representations and warranties for sales of mortgage loans due to the prior period including a reduction to our reserves as a result of timely payment history on loans originated under HARP and lower actual origination defects as compared to original expectations. Under HARP, after one year of timely payments by the borrower since the origination of the loan our exposure to liability associated with representations and warranties becomes limited in nature. In the prior period, we had more loans completing one year of timely payments and such loans had higher initial reserves established due to a higher initial estimate of defects. The higher expenses for the nine months ended September 30, 2015 were partially offset by lower occupancy, printing and mailing costs in support of cost savings measures.

Intersegment Retention Expense
Intersegment retention expense relates to fees incurred on loan originations that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right recorded by the Servicing segment. The decline in intersegment retention expense of $3.5 million and $10.1 million during the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, was due primarily to the decline in funded retention volume for which there was an existing capitalized servicing right.
Interest Expense
Interest expense for the Originations segment relates to interest expense incurred on master repurchase agreements, which fluctuates in line with funded volume and cost of debt. Interest expense increased $1.8 million and $6.1 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, as a result of higher average borrowings on master repurchase agreements due to a higher volume of loan fundings partially offset by lower average cost of debt.
Adjusted Earnings
Adjusted Earnings decreased $1.8 million and $7.8 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, due primarily to lower net gains on sales of loans and higher expenses, partially offset by higher origination fee income.
Adjusted EBITDA
Adjusted EBITDA increased $4.9 million and $2.4 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, due primarily to higher origination fee income, offset partially by lower net gains on sales of loans and higher expenses. We had a higher net provision for the repurchase of loans due primarily to a shift in volume of originations from the retention channel to the correspondent channel which has a higher defect rate.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Net fair value gains on reverse loans and related HMBS obligations	$52,644	$25,268	$27,376	108%	$90,233	$69,440	$20,793	30%
Net servicing revenue and fees	11,247	9,232	2,015	22%	34,568	25,619	8,949	35%
Net losses on sales of loans	—	—	—	—%	(98)	—	(98)	n/m
Other revenues	1,504	2,922	(1,418)	(49)%	4,791	8,949	(4,158)	(46)%
Total revenues	65,395	37,422	27,973	75%	129,494	104,008	25,486	25%
Salaries and benefits	22,116	19,247	2,869	15%	69,619	54,641	14,978	27%
General and administrative and allocated indirect expenses	16,859	17,999	(1,140)	(6)%	73,050	55,029	18,021	33%
Depreciation and amortization	2,001	2,296	(295)	(13)%	5,955	7,014	(1,059)	(15)%
Interest expense	843	852	(9)	(1)%	3,074	2,486	588	24%
Goodwill impairment	—	—	—	—%	56,539	82,269	(25,730)	(31)%
Other expenses, net	1,033	528	505	96%	3,131	848	2,283	269%
Total expenses	42,852	40,922	1,930	5%	211,368	202,287	9,081	4%
Income (loss) before income taxes	22,543	(3,500)	26,043	(744)%	(81,874)	(98,279)	16,405	(17)%

Adjustments
Goodwill impairment	—	—	—	—%	56,539	82,269	(25,730)	(31)%
Curtailment expense	450	—	450	n/m	23,012	—	23,012	n/m
Fair value to cash adjustment for reverse loans	(27,441)	(5,109)	(22,332)	437%	(7,647)	(6,331)	(1,316)	21%
Legal and regulatory matters	2,158	5,542	(3,384)	(61)%	5,020	5,542	(522)	(9)%
Step-up depreciation and amortization	1,329	1,726	(397)	(23)%	3,985	5,400	(1,415)	(26)%
Share-based compensation expense	929	478	451	94%	1,749	1,723	26	2%
Other	999	1,457	(458)	(31)%	1,429	5,312	(3,883)	(73)%
Total adjustments	(21,576)	4,094	(25,670)	(627)%	84,087	93,915	(9,828)	(10)%
Adjusted Earnings (Loss)	967	594	373	63%	2,213	(4,364)	6,577	(151)%

Adjustments
Amortization of servicing rights	499	651	(152)	(23)%	1,576	2,094	(518)	(25)%
Depreciation and amortization	672	570	102	18%	1,970	1,614	356	22%
Interest expense on debt	1	5	(4)	(80)%	2	23	(21)	(91)%
Other	76	11	65	591%	175	(35)	210	(600)%
Total adjustments	1,248	1,237	11	1%	3,723	3,696	27	1%
Adjusted EBITDA	$2,215	$1,831	$384	21%	$5,936	$(668)	$6,604	(989)%

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

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third party servicing portfolio
Balance at beginning of the period	50,196	$8,626,946	44,663	$7,690,304
New business added	9,955	1,555,587	6,285	782,911
Other additions (1)	—	463,977	—	357,312
Payoffs and sales	(5,069)	(1,073,699)	(2,508)	(545,197)
Balance at end of the period	55,082	$9,572,811	48,440	$8,285,330
__________

(1)	Other additions include additions to the principal balance serviced related to draws on lines-of-credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our reverse loan servicing portfolio (dollars in thousands):

	At September 30, 2015		At December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	55,082	$9,572,811	50,196	$8,626,946
On-balance sheet residential loans and real estate owned	65,806	10,225,246	60,302	9,404,169
Total reverse loan servicing portfolio	120,888	$19,798,057	110,498	$18,031,115
__________

(1)	The weighted average contractual servicing fee for our third-party servicing portfolio was 0.15% and 0.16% at September 30, 2015 and December 31, 2014, respectively.
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Interest income on reverse loans	$110,278	$100,119	$10,159	10%	$325,964	$295,258	$30,706	10%
Interest expense on HMBS related obligations	(102,078)	(94,206)	(7,872)	8%	(301,178)	(276,236)	(24,942)	9%
Net interest income on reverse loans and HMBS related obligations	8,200	5,913	2,287	39%	24,786	19,022	5,764	30%

Change in fair value of reverse loans	(57,653)	(76,398)	18,745	(25)%	(81,154)	23,443	(104,597)	(446)%
Change in fair value of HMBS related obligations	102,097	95,753	6,344	7%	146,601	26,975	119,626	443%
Net change in fair value on reverse loans and HMBS related obligations	44,444	19,355	25,089	130%	65,447	50,418	15,029	30%
Net fair value gains on reverse loans and related HMBS obligations	$52,644	$25,268	$27,376	108%	$90,233	$69,440	$20,793	30%

Net fair value gains on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or no longer in securitization pools, net of interest expense on HMBS related obligations, and the change in fair value of these assets and liabilities. Included in the change in fair value are gains due to loan originations which include "tails." Tails are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit, interest, servicing fees, and mortgage insurance premiums. Economic gains result from the pricing of an aggregated pool of loans exceeding the cost of the origination or acquisition of the loan as well as the change in fair value resulting from changes to market pricing on HECMs and HMBS. No gain or loss is recognized upon securitization of reverse loans as these transactions are accounted for as secured borrowings.
Net interest income increased $2.3 million and $5.8 million during the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily as a result of the growth in both reverse loans and HMBS related obligations. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value increased by $2.8 million and $13.7 million during the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily as a result of increased securitization volume as well as a shift in volume from lower margin new originations to higher margin tails. Net non-cash fair value gains included in the change in fair value increased $22.3 million and $1.3 million during the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, due primarily to a lower LIBOR rate at September 30, 2015 as compared to prior periods. The conditional repayment rate utilized in the valuation of reverse loans and HMBS related obligations has increased from 21.68% and 21.21% at December 31, 2014, respectively, to 24.57% and 23.92% at September 30, 2015, respectively, as the portfolio ages and recent regulatory guidance surrounding due and payable policies has resulted in shorter projected default servicing timelines.
Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Funded volume	$327,330	$316,797	$10,533	3%	$1,208,025	$1,014,612	$193,413	19%
Securitized volume (1)	389,772	289,914	99,858	34%	1,244,964	1,064,005	180,959	17%
__________

(1)
Securitized volume includes $104.0 million and $73.6 million of tails securitized for the three months ended September 30, 2015 and 2014, respectively, and $294.5 million and $218.8 million for the nine months ended September 30, 2015 and 2014, respectively. Tail draws associated with the new HECM IDL product were $53.9 million and $12.3 million during the three months ended September 30, 2015 and 2014, respectively, and $136.9 million and $23.1 million during the nine months ended September 30, 2015 and 2014, respectively.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2015	2014	$	%	2015	2014	$	%
Servicing fees	$3,471	$3,263	$208	6%	$10,272	$9,713	$559	6%
Incentive and performance fees	5,732	5,791	(59)	(1)%	19,536	15,277	4,259	28%
Ancillary and other fees	2,543	829	1,714	207%	6,336	2,723	3,613	133%
Servicing revenue and fees	11,746	9,883	1,863	19%	36,144	27,713	8,431	30%
Amortization of servicing rights	(499)	(651)	152	(23)%	(1,576)	(2,094)	518	(25)%
Net servicing revenue and fees	$11,247	$9,232	$2,015	22%	$34,568	$25,619	$8,949	35%
The growth in net servicing revenue and fees of $2.0 million and $8.9 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, was due primarily to termination fees relating to an agreement to manage real estate owned and during the nine months ended September 30, 2015, an increase in incentive and performance fees for the management of such real estate owned. In March 2015, we entered into an agreement with a counterparty to phase out the management of real estate owned through October 1, 2015. Fees associated with this contract approximated 67% and 77% of incentive and performance fees during the nine months ended September 30, 2015 and 2014, respectively.

Other Revenues
Other revenues include originations fee income and other miscellaneous income. Other revenues declined $1.4 million and $4.2 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, primarily as a result of the decline in origination fee income resulting from lower fees charged to new borrowers.
Salaries and Benefits
Salaries and benefits expense increased $2.9 million for the three months ended September 30, 2015 as compared to the same period of 2014 primarily due to a larger average headcount during the current period as well as higher severance.
Salaries and benefits expense increased $15.0 million for the nine months ended September 30, 2015 as compared to the same period of 2014 due primarily to a larger average headcount during the current period and higher incentives resulting from an increase in funded volume as well as higher severance.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $18.0 million for the nine months ended September 30, 2015 as compared to the same period of 2014 due primarily to $22.5 million in expenses related to regulatory developments in 2015 which led to additional charges around curtailable events and to accrual adjustments associated with legal and regulatory matters outside of the normal course of business and increases in various miscellaneous expenses. These higher charges were partially offset by $10.7 million in lower provisions on uncollectible receivables and advances resulting from improved collections and recent historical experience.
Goodwill Impairment
We incurred $56.5 million and $82.3 million in impairment charges during the nine months ended September 30, 2015 and 2014, respectively, as a result of goodwill evaluations performed in the second quarters of 2015 and 2014, respectively. The evaluations indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill at each evaluation date was less than its book value, therefore requiring the impairment charges. As a result of these goodwill impairment charges, the Reverse Mortgage reporting unit no longer has goodwill.
Adjusted Earnings (Loss) and Adjusted EBITDA
Adjusted Earnings (Loss) and Adjusted EBITDA increased $0.4 million and $6.6 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively. The increase in these non-GAAP financial measures was due primarily to the growth in cash generated from origination, purchase and securitization of HECMs and net servicing revenue and fees partially offset by higher expenses, which include larger salaries and benefits, increases in various miscellaneous expenses and the impact of lower provisions on uncollectible receivables and advances as addressed above.
Other Non-Reportable
Other revenues for our Other non-reportable segment consist primarily of asset management performance fees, and to a lesser extent, other interest income. Revenues decreased $2.4 million and $35.2 million for the three and nine months ended September 30, 2015 as compared to the same periods of 2014, respectively, due primarily to $2.5 million and $36.7 million in asset management performance fees collected and earned in connection with the asset management of a fund during the 2014 periods, respectively. During the nine months ended September 30, 2015, these fees were partially offset by the settlement of a receivable that was repaid in conjunction with the sale of an investment accounted for using the equity method in the first quarter of 2015. Expenses for this segment remained relatively flat during these periods.
Total other gains decreased $12.6 million during the three months ended September 30, 2015 as compared to the same period of 2014 due primarily to $15.7 million in lower net fair value gains on the assets and liabilities of the Non-Residual Trusts. The prior year period included the impact of changes in assumptions related to the reduction of discount rates resulting from tightening of yields in the market. These lower gains were partially offset by a $3.1 million gain for consideration received for the contribution of Marix in the third quarter of 2015.
Total other gains increased $1.4 million during the nine months ended September 30, 2015 as compared to the same period of 2014 due primarily to an $11.8 million gain on sale of the aforementioned equity method investment and the $3.1 million gain for the contribution of Marix. These gains were partially offset by $13.5 million in lower net fair value gains on the assets and liabilities of the Non-Residual Trusts due to the reduction in discount rates as addressed above.

Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver, as described under the Corporate Debt section below. At September 30, 2015, our liquidity was $320.8 million. At September 30, 2015, we had contractual obligations, subject to certain conditions, to utilize approximately $28.6 million of this amount to fund acquisitions of servicing rights, including related servicer and protective advances, as well as our remaining capital contribution to WCO.
Our practice is to maintain our liquidity at a level sufficient to fund certain known or expected payments and to fund our working capital needs. Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our 2013 Revolver, master repurchase agreements, mortgage loan servicing advance facilities, issuance of HMBS and excess servicing spread financing arrangements. We may generate additional liquidity through sales of MSRs, any portion thereof, or other assets.
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next 12 months. We expect that significant acquisitions of servicing rights and other opportunities to grow by acquisition will need to be funded primarily through, or in collaboration with, external capital sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing. Our liquidity outlook assumes the renewal of existing mortgage loan servicing advance facilities, mortgage loan and reverse loan master repurchase agreements and reverse loan master repurchase agreements to fund repurchases of HECMs. In addition, management from time to time pursues other financing facilities. We may access the capital markets from time to time, in public or in private transactions, to augment our liquidity position, fund growth opportunities or for other reasons. We continually monitor our cash flows and liquidity in order to be responsive to these changing conditions.
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

Servicing Advance Liabilities
Our subsidiaries have servicing advance facilities with several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund servicer and protective advances that are our responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.6 billion at September 30, 2015. The interest rates on these facilities and the Early Advance Reimbursement Agreement are primarily based on LIBOR plus between 1.80% and 4.00% and have various expiration dates through July 2018. Payments on the amounts due under these agreements are paid from proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts. Accordingly, repayment of the facilities and amounts due under the Early Advance Reimbursement Agreement are dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities, with total borrowing capacity of $1.3 billion, are non-recourse to the Company.
Servicing Advance Facilities
Certain of our subsidiaries are party to a servicer advance financing facility that provides funding for servicer and protective advances made by Ditech Financial in connection with its servicing of certain Fannie Mae and Freddie Mac mortgage loans.
On October 21, 2015, this facility was amended and restated: to provide for the issuance of $500.0 million aggregate principal amount of term notes consisting of Series 2015-T1 one-year term notes with an initial aggregate principal balance of $360.0 million and Series 2015-T2 three-year term notes with an initial aggregate principal balance of $140.0 million; to extend the commitment for up to $600.0 million of previously issued Series 2014-VF2 variable funding notes until October 2016; and to reduce total borrowing capacity under this facility by $100.0 million to $1.1 billion in the aggregate. The proceeds from the issuance of the Series 2015-T1 term notes and the Series 2015-T2 term notes were used to reduce the outstanding principal balance of the Series 2014-VF2 variable funding notes and to pay certain transaction fees, costs and expenses.
The maximum permitted principal balance of the variable funding notes that can be drawn at any given time is dependent upon the amount of eligible collateral owned by the issuer of the notes and, after giving effect to the issuance of the Series 2015-T1 term notes and the Series 2015-T2 term notes, may not exceed $600.0 million in the aggregate.
The collateral securing the term notes and the variable funding notes consists primarily of rights to reimbursement for servicer and protective advances in respect of certain mortgage loans serviced by Ditech Financial on behalf of Freddie Mac and Fannie Mae.
Each series of term notes and variable funding notes were issued in four classes. Interest on the term notes is based on a fixed rate per annum ranging from approximately 2.30% to 3.93% for the Series 2015-T1 term notes and 3.09% to 4.67% for the Series 2015-T2 term notes. The interest on the variable funding notes is based on one-month LIBOR, (or, in certain circumstances, the higher of (i) the prime rate and (ii) the federal funds rate plus 0.50%) plus a per annum margin ranging from approximately 2.34% to 4.36%.
If the Series 2015-T1 term notes are not redeemed or refinanced on or prior to October 17, 2016, and the Series 2015-T2 term notes are not redeemed or refinanced on or prior to October 15, 2018, one-twelfth of the related note balances will be required to be repaid on each monthly payment date thereafter. Failure to make any such one-twelfth payment will result in an event of default. We may repay and redraw the variable funding notes issued for 364-days from and including October 21, 2015, subject to the satisfaction of various funding conditions. If such 364-day period is not extended, the variable funding notes will become due and payable on October 19, 2016.
The facility's base indenture and indenture supplements include facility events of default and target amortization events customary for financings of this type, including but not limited to target amortization events related to breaches of covenants, defaults under certain other material indebtedness, material judgments, certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and the applicable indenture supplement, and with respect to the variable funding notes, certain financial tests and change of control. Upon the occurrence of an event of default, specified percentages of noteholders have the right to terminate all commitments and accelerate the notes under the base indenture, enforce their rights with respect to the collateral and take certain other actions. The events of default include, among other events, the occurrence of any failure to make payments (subject to certain cure periods and including balances due after the occurrence of a target amortization event), failure of Ditech Financial to satisfy various deposit and remittance obligations as servicer of certain mortgage loans, the requirement of a subsidiary, Green Tree Agency Advance Funding Trust I, to be registered as an “investment company” under the Investment Company Act of 1940, as amended, certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and applicable indenture supplement, removal of Ditech Financial’s status as an approved seller or servicer by either Fannie Mae or Freddie Mac and bankruptcy events.

In connection with this facility, we entered into an acknowledgment with Fannie Mae, dated as of December 19, 2014, and an amended and restated consent agreement with Freddie Mac, dated as of October 21, 2015, which (i) in the case of Fannie Mae, waived or (ii) in the case of Freddie Mac, subordinated, their respective rights of set-off against rights to reimbursement for certain servicer advances and delinquency advances subject to this facility. The Fannie Mae acknowledgment agreement remains in effect unless Fannie Mae withdraws its consent (i) at each yearly anniversary of the agreement by providing thirty days' advance written notice or (ii) upon certain other specified events. The Freddie Mac consent agreement automatically renews for successive annual terms, however Freddie Mac may terminate its consent on thirty days' written notice. If either Fannie Mae or Freddie Mac were to withdraw such waiver or subordination, as applicable, of its respective rights of set-off, the ability of the Company to increase its draws on the variable funding notes or maintain the drawn balances thereunder could be materially limited or eliminated.
At September 30, 2015, we had $1.1 billion outstanding under all servicing advance facilities which have an aggregate capacity of $1.4 billion. Subsequent to September 30, 2015, the aggregate capacity under all servicing advance facilities was reduced by $100.0 million to $1.3 billion as a result of the amendment to the facility noted above. The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that a subsidiary maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Our subsidiary was in compliance with these financial covenants at September 30, 2015.
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in April 2015 and now expires on March 31, 2016. If not renewed, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At September 30, 2015, we had borrowings of $147.3 million under the Early Advance Reimbursement Agreement which has a capacity of $200.0 million.
Mortgage Loan Originations Business
Master Repurchase Agreements
We utilize master repurchase agreements to support our origination or purchase of mortgage loans. These agreements were entered into by Ditech Financial. The facilities had an aggregate capacity of $2.3 billion at September 30, 2015. At September 30, 2015, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 3.00% and have various expiration dates through August 2016. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume, however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity includes $1.2 billion of committed funds and $1.1 billion of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Ditech Financial under the master repurchase agreements are guaranteed by the Parent Company. We had $1.2 billion of short-term borrowings under these master repurchase agreements at September 30, 2015, which included $82.6 million of borrowings utilizing uncommitted funds.
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
On June 22, 2015, as a result of a group of affiliated stockholders of the Company publicly disclosing on a Schedule 13D filing with the SEC that it had acquired beneficial ownership in excess of 20% of the outstanding common stock of the Company, a “change of control” event of default occurred under a master repurchase agreement relating to one of our mortgage warehouse facilities, which then caused a “cross-default” event of default to occur under certain other master repurchase agreements relating to certain additional mortgage warehouse facilities. We promptly obtained waivers for such “change of control” event of default and each related “cross-default” event of default from all applicable lenders. The master repurchase agreement under which the “change of control” event of default occurred was also amended to remove the change of control provision as it relates to the Parent Company.
We were in compliance with all financial covenants relating to warehouse borrowings at September 30, 2015.

Representations and Warranties
In conjunction with our originations business, we provide representations and warranties on loan sales. We sell substantially all of our originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. We sell conventional conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. We also sell non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach.
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At September 30, 2015, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $47.1 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through September 30, 2015 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
Rollforwards of the estimated liability associated with representations and warranties are included below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of the period	$15,375	$10,261	$10,959	$9,135
Provision for new sales	6,454	1,895	13,011	5,919
Change in estimate of existing reserves	(251)	(1,910)	(1,278)	(4,646)
Net realized losses on repurchases	$(267)	$(357)	$(1,381)	$(519)
Balance at end of the period	$21,311	$9,889	$21,311	$9,889
Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	94	$19,992	13	$3,436
Repurchases and indemnifications	(45)	(10,200)	(7)	(1,661)
Claims initiated	59	13,771	28	5,781
Rescinded	(73)	(16,836)	(14)	(3,173)
Balance at end of the period	35	$6,727	20	$4,383

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	48	$11,509	10	$2,324
Repurchases and indemnifications	(78)	(16,270)	(10)	(2,578)
Claims initiated	234	49,835	63	15,106
Rescinded	(169)	(38,347)	(43)	(10,469)
Balance at end of the period	35	$6,727	20	$4,383

Reverse Mortgage Business
Master Repurchase Agreements
Through RMS we finance the origination or purchase of reverse loans and repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools with warehouse facilities under master repurchase agreements. At September 30, 2015, the facilities had an aggregate capacity of $199.6 million, which includes $50.0 million available through mid-November 2015 and $24.6 million of drawn capacity on a $45.0 million facility which are both discussed below. At September 30, 2015, the interest rates on the facilities are primarily based on LIBOR plus between 2.38% and 3.50%, in some cases are subject to a LIBOR floor or other minimum rates and have various expiration dates through December 2015. These facilities are secured by the underlying asset and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from proceeds received on the securitization of the underlying reverse loans, claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan origination volume and repurchases; however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity has been provided on an uncommitted basis, and as such, to the extent these funds are requested to purchase or originate reverse loans or repurchase HECMs, the counterparties have no obligation to fulfill such request. All obligations of RMS under the master repurchase agreements are guaranteed by the Parent Company. We had $72.1 million of borrowings under these master repurchase agreements at September 30, 2015.
During the second quarter of 2015, a master repurchase agreement utilized to fund the repurchase of HECMs was terminated.  The facility had a capacity of $25.0 million.  Borrowings outstanding under this agreement were fully repaid in July 2015.
During the third quarter of 2015, two warehouse lenders advised that they did not intend to provide annual renewals when their facilities matured but agreed to an orderly wind down of their facilities by the end of 2015. Under the terms of these agreements, all obligations must be repaid at the earlier of the sale or liquidation of the reverse loan or real estate owned, or December 31, 2015. We may continue to borrow under the $50.0 million facility through mid-November 2015 but can not enter into new borrowings on the $45.0 million facility. These facilities had $41.6 million outstanding at September 30, 2015. We are currently evaluating opportunities to replace these facilities but do not anticipate that the termination of these facilities will have a material adverse impact on liquidity.
In October 2015, we renewed an existing master repurchase agreement with a capacity of $125.0 million (all uncommitted) utilized to finance the origination or purchase of reverse loans for another one year term.
In October 2015, we entered into a one year master repurchase agreement that provides funding for the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. This warehouse facility has an aggregate borrowing capacity of $100 million ($50 million of which is uncommitted). After giving effect to this new facility and the renewal of an existing master repurchase agreement and terminations of other facilities all as described above, we have borrowing capacity of $125 million for new reverse loan originations and purchases and $100 million for the repurchase of reverse loans and real estate owned from Ginnie Mae securitization pools.
All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. RMS was in compliance with its financial covenants relating to warehouse borrowings at September 30, 2015.
Reverse Loan Securitizations
We fund reverse loans through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheet as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At September 30, 2015, we had $10.0 billion in unpaid principal balance outstanding on the HMBS related obligations. At September 30, 2015, $10.0 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 30 days of repurchase. Non-performing repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. Loans are considered non-performing upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. We rely upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of our obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan.
A rollforward of reverse loan and real estate owned repurchase activity (by unpaid principal balance) is included below (in thousands):

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Balance at beginning of the period	$173,882	$114,727
Repurchases and other additions (1)	93,442	221,304
Liquidations	(62,074)	(130,781)
Balance at end of the period	$205,250	$205,250
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.
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
As servicer of reverse loans, we are also obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $1.4 billion at September 30, 2015, which includes $802.7 million in capacity that was available to be drawn by borrowers at September 30, 2015 and $570.1 million in capacity that will become eligible to be drawn by borrowers throughout the twelve months ending September 30, 2016 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Excess Servicing Spread Liability
On July 1, 2014, we completed an excess servicing spread transaction with WCO whereby we sold 70% of the excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $25.2 billion, to WCO for a sales price of $75.4 million. We recognized the proceeds from the sale of excess servicing as a financing arrangement. We elected to record the excess servicing spread liability at fair value similar to the related servicing rights. At September 30, 2015, the carrying value of our excess servicing spread liability was $59.6 million, the repayment of which is based on future servicing fees received from the residential loans underlying the servicing rights.

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
An amount of up to $25.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. During the nine months ended September 30, 2015, there were no borrowings or repayments under the 2013 Revolver. At September 30, 2015, we had $0.3 million outstanding in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year. During the three months ended September 30, 2015, we made a voluntary payment of $50.0 million on our 2013 Term Loan.
The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in our 2013 Secured Credit Facilities at September 30, 2015.
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
The Senior Notes Indenture contains restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase the Company’s capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of the Company’s assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in the Senior Notes Indenture at September 30, 2015.
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
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. The total unpaid principal balance of mortgage-backed debt was $1.1 billion and $1.8 billion at September 30, 2015 and December 31, 2014, respectively.
At September 30, 2015, mortgage-backed debt was collateralized by $1.1 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. At September 30, 2015, the total estimated outstanding balance of the residential loans expected to be called at the respective call dates is $417.5 million. We expect to finance the capital required to exercise the mandatory clean-up call primarily through cash on hand, asset-backed financing or in partnership with a capital provider, or through any combination of the foregoing. However, there can be no assurance that we will be able to sell the obligation or obtain financing when needed. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.

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
After taking into account the waivers mentioned at Note 19 in the Notes to Consolidated Financial Statements, all of the Company's subsidiaries were in compliance with all of their capital requirements at September 30, 2015.
Dividends
We have no current plans to pay any cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our 2013 Credit Agreement and the Senior Notes Indenture. Refer to the Corporate Debt section above.
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2015	2014	Variance
Cash flows used in operating activities:
Net loss adjusted for non-cash operating activities	$(102,011)	$(129,091)	$27,080
Changes in assets and liabilities	138,654	(17,927)	156,581
Net cash provided by originations activities (1)	7,481	153,566	(146,085)
Proceeds from sale of trading security	70,390	—	70,390
Cash flows provided by operating activities	114,514	6,548	107,966
Cash flows used in investing activities	(501,596)	(933,371)	431,775
Cash flows provided by financing activities	335,508	760,850	(425,342)
Net decrease in cash and cash equivalents	$(51,574)	$(165,973)	$114,399
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sale and payments.
Operating Activities
Cash provided by operating activities increased $108.0 million during the nine months ended September 30, 2015 as compared to the same period of 2014. The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net income or loss adjusted for non-cash items. Our cash flows provided by operations increased during the nine months ended September 30, 2015 as compared to the same period in 2014 primarily as a result of an increase in cash related to changes in assets and liabilities, including higher collections of servicer and protective advances, partially offset by a decrease in accrued expenses related to legal and regulatory matters and an increase in income tax receivables. In addition, cash increased due to proceeds received from the sale of a trading security received as consideration for the sale of the excess servicing spread associated with certain servicing rights. These increases were partially offset by a decrease in cash related to a lower volume of loans sold in relation to originated loans.

Investing Activities
Net cash used in investing activities decreased $431.8 million during the nine months ended September 30, 2015 as compared to the same period of 2014. The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Cash paid for business acquisitions and purchases of servicing rights decreased $129.6 million during the nine months ended September 30, 2015 as compared to 2014. In addition, we received cash proceeds of $203.9 million from the sale of residual interests and the sale of an investment during the nine months ended September 30, 2015. Cash used for purchases and originations of reverse loans held for investment, net of payments received, increased $18.3 million during the nine months ended September 30, 2015 as compared to 2014 primarily as a result of an increase in funded volume in our reverse mortgage operations.
Financing Activities
Net cash provided by financing activities decreased $425.3 million during the nine months ended September 30, 2015 as compared to the same period of 2014. The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business decreased $234.2 million primarily as a result of less funding of advances in the first nine months of 2015 as compared to 2014 principally driven by lower cash needed to fund servicer and protective advances. In addition, cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, decreased $77.3 million as a result of an increase in the repurchase of certain HECMs and real estate owned from securitization pools during the nine months ended September 30, 2015 in our reverse mortgage operations as compared to the same period of 2014. Payments on corporate debt increased due to a $50.0 million voluntary debt payment made during the nine months ended September 30, 2015.
Credit Risk Management
Residential Loans Held For Sale
We are subject to credit risk associated with mortgage loans that we purchase and originate during the period of time prior to the sale of these loans. We consider our credit risk associated with these loans to be insignificant as we hold the loans for a short period of time, typically less than 20 days, and the market for these loans continues to be highly liquid. We are also subject to credit risk associated with mortgage loans we have repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale. At September 30, 2015, we held $7.3 million in repurchased loans.
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
We held real estate owned, net of $62.6 million, $10.9 million and $0.7 million in the Reverse Mortgage and Servicing segments, and Other non-reportable segment, respectively, at September 30, 2015. We held real estate owned, net of $55.3 million, $32.1 million and $1.0 million in the Reverse Mortgage and Servicing segments, and Other non-reportable segment, respectively, at December 31, 2014.
A non-performing reverse loan whose maximum claim amount has not been met is generally foreclosed upon on behalf of Ginnie Mae with the real estate owned remaining in the securitization pool until liquidation. Although performing and non-performing loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. In addition, in certain circumstances, we may be subject to real estate price risk to the extent we are unable to liquidate real estate owned within the FHA program guidelines. We mitigate this risk by monitoring the aging of real estate owned and managing our marketing and sales program based on this aging. The growth in the real estate owned portfolio held by the Reverse Mortgage segment was due to growth in our business and the increased flow of HECMs that move through the foreclosure process.
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

	Moody's	S&P
Corporate / CCR	B2	B+
Senior Secured Debt	B2	BB-
Senior Unsecured Debt	B3	B-
Outlook	Stable	Stable
Date of Last Action	May 2015	October 2015
Servicer Ratings
Residential loan and manufactured housing servicer ratings reflect the applicable rating agency's assessment of a servicer’s operational risk and how the quality and experience of the servicer affect loan performance. The following table summarizes the servicer ratings and outlook assigned to certain of our servicer subsidiaries as of the date of this report.

	Moody's	S&P	Fitch
Residential Prime Servicer	—	—	RPS2-
Residential Subprime Servicer	SQ2-	Above Average	RPS2-
Residential Special Servicer	—	Above Average	RSS2-
Residential Second/Subordinated Lien Servicer	SQ2	Above Average	RPS2-
Manufactured Housing Servicer	SQ2	Above Average	—
Residential HLTV Servicer	—	—	RPS2-
Residential HELOC Servicer	—	—	RPS2-
Residential Reverse Mortgage Servicer	—	Strong (1)	—
Outlook	Review for possible downgrade	Stable (1)	Outlook Negative
Date of Last Action	May 2012	October 2015 (1)	March 2015
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
In August of 2014, the Company was notified by the United States Secret Service of potential unauthorized access to certain computer applications residing on servers operated on behalf of Ditech Financial. We retained a team of forensic experts to investigate the incident to determine the scope of the data, if any, that was susceptible to unauthorized access. The forensic investigation did not identify conclusive evidence that data was in fact improperly accessed. We have been in contact with appropriate governmental agencies and are providing information to several state agencies in response to their requests. We have also notified identified individuals whose personal information we believe potentially might have been made accessible in the incident. In addition, we have taken and continue to take steps to further enhance the security of our data and defenses against future threats. Expenses incurred to date related to this incident have not been material. We may incur additional expenses in connection with the incident; however, at this time we are unable to reasonably estimate any such additional expenses or losses.
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
We have a variable interest in WCO which provided financing to us during 2014 through the sale of an excess servicing spread. The repayment of the excess servicing spread liability is based on future servicing fees received from the residential loans underlying the servicing rights. In addition, we perform sub-servicing for WCO. Refer to additional information on servicing activities at Notes 2 and 9 of the Notes to the Consolidated Financial Statements. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015 for additional information.

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
During the second quarter of 2015, the Reverse Mortgage reporting unit experienced operational challenges in its retail origination channel and experienced a reduction in opportunities for additional sub-servicing business. Additionally, more experience existed with respect to previously introduced product changes that deferred a significant amount of cash flow to future years. The initial impact of this deferral of cash flows to future years was greater than we had originally anticipated. Also during the second quarter of 2015, new financial assessment requirements for the HECM program went into effect and new mortgagee letters were issued that could impact the likelihood of curtailment events in future periods. At such time, the impact of these more recent changes remained uncertain. At the same time, the Reverse Mortgage reporting unit continued to experience increasing liquidity requirements for the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools, and based on recent developments, an increase in obligations surrounding curtailment-related items existing at the time of the RMS acquisition. Collectively, the impact of the greater than anticipated principal deferral, the operational challenges and the liquidity requirements resulted in reduced and delayed cash flows in the reverse mortgage business.
During the second quarter of 2015, we revised our multi-year forecast for the reverse mortgage business. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the Reverse Mortgage reporting unit goodwill incorporated lower projected revenue as a result of the factors noted above. The revised forecast also reflected changes related to current market trends and other expectations about the anticipated operating results of the reverse mortgage business.
Based on these factors, we determined that there were interim impairment indicators that led to the need for a quantitative impairment analysis for goodwill purposes during the second quarter.
Based on the step one analysis, we concluded that the fair value of the Reverse Mortgage reporting unit (determined based on the income approach) was below its carrying value and were therefore required to perform a step two analysis to determine the implied fair value of goodwill. We concluded, based on the step two analysis, that the carrying amount of the reporting unit's goodwill exceeded its implied fair value and as a result, recorded a $56.5 million goodwill impairment charge in the second quarter of 2015 which is included in goodwill impairment on the consolidated statements of comprehensive loss.
We completed a qualitative assessment of any potential goodwill impairment as of September 30, 2015 for all other reporting units. We are currently evaluating certain strategic objectives as part of conducting our annual budget process which will be the basis for completing our annual goodwill impairment test during the fourth quarter. Declines in expected future cash flows, reduction in expected future growth rates, or an increase in the risk-adjusted discount rate used to estimate fair value may result in a determination that an impairment adjustment is required resulting in a charge to earnings in a future period.
Additionally, similar to 2014 our share price continues to experience volatility. As a result, we reassessed our market capitalization based on our average market price relative to the aggregate fair value of our reporting units. We believe that based on our qualitative assessment, the fair value of our reporting units in excess of our market capitalization is temporary in nature due to the current regulatory environment and market developments in our industry.

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

ARM	Asset Receivables Management, a reporting unit of the Company

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

CFE	Collateralized financing entity

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

CID	Civil investigative demand

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes sold in a registered underwritten public offering on October 23, 2012

Ditech Financial	Ditech Financial LLC, formerly Green Tree Servicing LLC, an indirect wholly-owned subsidiary of the Company

Ditech Mortgage Corp
Formerly an indirect wholly-owned subsidiary of the Company; Ditech Mortgage Corp and DT Holdings LLC were merged with and into Green Tree Servicing LLC, with Green Tree Servicing LLC continuing as the surviving entity, which was renamed Ditech Financial LLC

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

Green Tree Servicing LLC
Former name of Ditech Financial; Ditech Mortgage Corp and DT Holdings LLC were merged with and into Green Tree Servicing LLC, with Green Tree Servicing LLC continuing as the surviving entity, which was renamed Ditech Financial LLC

GSE	Government-sponsored entity

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HMDA	Home Mortgage Disclosure Act

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HMBS	Home Equity Conversion Mortgage-Backed Securities

HOA	Homeowners' association

HUD	U.S. Department of Housing and Urban Development

IDL	Initial Disbursement Limits

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

Marix	Marix Servicing LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

Moody's	Moody's Investors Service, Inc., a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSR	Mortgage servicing rights
National Mortgage Settlement

(NMS)
A settlement agreement, dated February 9, 2012 and approved by the applicable court on April 4, 2012, among the federal government, 49 states and certain mortgage servicers addressing issues relating to mortgage servicing, foreclosure and bankruptcy practices

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

RSA
Restructuring support agreement, dated as of July 15, 2015, by and between Walter Energy and its affiliated debtors and debtors-in-possession and the holders of its first lien claims party thereto, relating to Walter Energy’s Chapter 11 bankruptcy filed on July 15, 2015 in the United States Bankruptcy Court for the Northern District of Alabama

RSU	Restricted stock unit

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated as of December 17, 2013 among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

TCPA	Telephone Consumer Protection Act

TILA	Truth in Lending Act

TBAs	To-be-announced securities

TSR	Total shareholder return

U.S.	United States of America

U.S. Treasury	United States Department of the Treasury

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

WCO LP	Walter Capital Opportunity, LP, a subsidiary of Walter Capital Opportunity Corp.

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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	September 30, 2015
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(240,658)	$(110,984)	$90,521	$164,025
Excess servicing spread liability at fair value	6,002	2,733	(2,229)	(4,067)
Net change in fair value - Servicing segment	$(234,656)	$(108,251)	$88,292	$159,958

Originations segment
Residential loans held for sale	$23,857	$13,073	$(14,686)	$(30,640)
Freestanding derivatives (1)	(28,637)	(14,994)	15,627	31,298
Net change in fair value - Originations segment	$(4,780)	$(1,921)	$941	$658

Reverse Mortgage segment
Reverse loans	$128,263	$68,365	$(68,018)	$(135,092)
HMBS related obligations	(108,200)	(58,399)	58,411	116,176
Net change in fair value - Reverse Mortgage segment	$20,063	$9,966	$(9,607)	$(18,916)

	December 31, 2014
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(118,154)	$(58,417)	$55,476	$106,956
Excess servicing spread liability at fair value	5,117	2,455	(2,208)	(4,127)
Net change in fair value - Servicing segment	$(113,037)	$(55,962)	$53,268	$102,829

Originations segment
Residential loans held for sale	$31,173	$16,593	$(18,011)	$(37,416)
Freestanding derivatives (1)	(32,384)	(16,495)	16,952	34,964
Net change in fair value - Originations segment	$(1,211)	$98	$(1,059)	$(2,452)

Reverse Mortgage segment
Reverse loans	$147,705	$78,313	$(79,666)	$(158,159)
HMBS related obligations	(123,275)	(66,238)	67,946	135,061
Net change in fair value - Reverse Mortgage segment	$24,430	$12,075	$(11,720)	$(23,098)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used September 30, 2015 and December 31, 2014 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. The Company does not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights. The Company may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The servicing rights sensitivity to interest rate changes increased at September 30, 2015 from December 31, 2014 due primarily to the growth in servicing rights carried at fair value as a result of acquired and originated servicing rights and the change in mix in the related servicing portfolio with the growth of Freddie Mac and Ginnie Mae loans.

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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is, and expects that, from time to time, it will continue to become, involved in litigation, arbitration, examinations, inquiries, investigations and claims. These include pending examinations, inquiries and investigations by governmental and regulatory agencies, including but not limited to the SEC, IRS, state attorneys general and other state regulators, Offices of the United States Trustees and the CFPB, into whether certain of the Company's residential loan servicing and originations practices, bankruptcy practices and other aspects of its business comply with applicable laws and regulatory requirements.
From time to time, the Company has received and may in the future receive subpoenas and other information requests from federal and state governmental and regulatory agencies that are examining or investigating the Company.  The Company, Mark O’Brien, Denmar Dixon and a former Company officer have received subpoenas from the SEC requesting documents, testimony and/or other information in connection with an investigation concerning trading in the Company’s securities.  The Company and the aforementioned individuals are cooperating with the investigation. In addition, Ditech Financial has received a letter from the SEC requesting a voluntary production of documents and other information in connection with an investigation relating to mortgage loan servicer use of collection agents.  We believe a similar letter was also sent to other companies in the industry.

On August 28, 2015, RMS received a CID from the CFPB to produce certain documents and answer questions relating to RMS’s marketing and provision of reverse mortgage products and services. RMS is cooperating with the CFPB by responding to the CID. To date, the CFPB has not advised RMS of any adverse findings in its investigation. However, RMS is unable to predict the outcome of the investigation or the amount of loss, if any, that would result from an adverse resolution of this matter.
The Company has received various subpoenas for testimony and documents, motions for examinations pursuant to Federal Rule of Bankruptcy Procedure 2004, and other information requests from certain Offices of the United States Trustees, acting through trial counsel in various federal judicial districts, seeking information regarding an array of the Company’s policies, procedures and practices in servicing loans to borrowers who are in bankruptcy and the Company's compliance with bankruptcy laws and rules. In addition, as previously disclosed, in mid-2014, various state Attorneys General commenced investigations of our mortgage servicing practices. We have been cooperating with these investigations, have provided information in response to these subpoenas and requests and have met with representatives of the agencies involved in the investigations to explain our practices and discuss issues of concern. Given the status of these matters, we cannot predict whether these investigations will result in legal proceedings against us or in one or more agreements to settle potential claims concerning our compliance with mortgage servicing, bankruptcy or other laws. It is possible that adverse results in such proceedings and the terms of any such settlements could have a material adverse effect on the Company's reputation, business, prospects, results of operations, liquidity or financial condition.
The Company is involved in litigation, including putative class actions, and other legal proceedings concerning, among other things, lender-placed insurance, private mortgage insurance, bankruptcy practices, the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the TCPA, the Fair Credit Reporting Act, TILA, RESPA, the Equal Credit Opportunity Act, and other federal and state laws and statutes. For example, the Parent Company and Ditech Financial are subject to a putative class action suit alleging that the Parent Company and Ditech Financial improperly recorded phone calls received from, and/or made to, borrowers resident in Nevada in violation of Nevada state law.  Plaintiffs in this suit seek punitive and statutory damages, and attorneys’ fees.
The outcome of all of the Company's legal proceedings is uncertain, and it is possible that adverse results in such proceedings (which could include restitution, penalties, punitive damages and injunctive relief affecting the Company's business practices) and the terms of any settlements of such proceedings could have a material adverse effect on the Company's reputation, business, prospects, results of operations, liquidity or financial condition. In addition, governmental and regulatory agency examinations, inquiries and investigations may result in the commencement of lawsuits or other proceedings against us or our personnel. Although the Company has historically been able to resolve the preponderance of its ordinary course litigations on terms it considered favorable and without a material effect, this pattern may not continue and, in any event, individual cases could have unexpected materially adverse outcomes, requiring payments or other expenses in excess of amounts already accrued. The Company cannot predict whether or how any legal proceeding will affect the Company's business relationship with actual or potential customers, the Company's creditors, rating agencies and others. In addition, cooperating in, defending and resolving these legal proceedings consume significant amounts of management time and attention and could cause the Company to incur substantial legal, consulting and other expenses and to change the Company's business practices, even in cases where there is no determination that the Company's conduct failed to meet applicable legal or regulatory requirements.
Please see Note 20 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a description of certain legal proceedings, which description is incorporated by reference herein.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully review and consider the risks and uncertainties described below and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, which are the risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity, results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic report constitutes forward-looking information, the risk factors set forth below and in such periodic report are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
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
Walter Energy Tax Matters. According to Walter Energy’s Form 10-Q, or the Walter Energy Form 10-Q, for the quarter ended June 30, 2015 (filed with the SEC on August 6, 2015) and certain other public filings made by Walter Energy in its bankruptcy proceedings currently pending in Alabama, described below, certain tax matters with respect to certain tax years prior to and including the year of the Company's spin-off from Walter Energy remain unresolved, including certain tax matters relating to: (i) a “proof of claim” for a substantial amount of taxes, interest and penalties with respect to Walter Energy’s fiscal years ended August 31, 1983 through May 31, 1994, which was filed by the IRS in connection with Walter Energy’s bankruptcy filing on December 27, 1989 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division; (ii) an IRS audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008; and (iii) an IRS audit of Walter Energy’s federal income tax returns for the 2009 through 2013 tax years. It is unclear how these tax matters will be impacted, if at all, by Walter Energy’s recent Chapter 11 bankruptcy filing in Alabama, which is discussed below.
Walter Energy 2015 Bankruptcy Filing. On July 15, 2015, Walter Energy filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama and, in connection therewith, filed a motion to assume a pre-petition RSA between Walter Energy and certain holders of its funded indebtedness. Under the RSA, the parties thereto agreed to pursue confirmation of a plan of reorganization unless certain events occur, in which case Walter Energy will abandon the plan process and pursue a sale of its assets in accordance with Section 363 of the Bankruptcy Code. There is no indication in the RSA of the amount of anticipated tax claims. According to the Walter Energy Form 10-Q, Walter Energy (i) intends to seek a comprehensive resolution of all outstanding federal tax issues including, to the extent possible, issues relating to the “proof of claim” described above, in connection with its recent Chapter 11 bankruptcy filing in Alabama and (ii) expects that any plan would provide mechanisms for the treatment of potential income tax liabilities.
On August 18, 2015, Walter Energy filed a motion with the Florida bankruptcy court requesting that the court transfer venue of its disputes with the IRS to the Alabama bankruptcy court. In that motion, Walter Energy asserted that it believed the liability for the years at issue "will be materially, if not completely, offset by the [r]efunds" asserted by Walter Energy against the IRS. The Florida bankruptcy court transferred venue of the matter to the Alabama bankruptcy court, where it remains pending.
In accordance with the RSA, on August 26, 2015, Walter Energy filed with the Alabama bankruptcy court a proposed plan of reorganization and accompanying disclosure statement. There is no indication in the plan or disclosure statement of the amount of anticipated tax claims. No such information was contained in Walter Energy's schedules of assets and liabilities and statement of financial affairs, filed with the Alabama bankruptcy court on August 28, 2015. As a result of certain disputes in the Alabama bankruptcy court, on September 28, 2015, the Alabama bankruptcy court entered an order confirming that the RSA had been terminated.
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
Tax Separation Agreement. In connection with our spin-off from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement, dated April 17, 2009. Notwithstanding any several liability the Company may have under federal tax law described above, under the Tax Separation Agreement, Walter Energy agreed to retain full liability for all U.S. federal income or state combined income taxes of the Walter Energy consolidated group for 2009 and prior tax years (including any interest, additional taxes or penalties applicable thereto), subject to limited exceptions. Accordingly, we filed "proofs of claim" in the Alabama bankruptcy proceedings asserting claims for any such amounts to the extent we are ultimately held liable for the same.
It is unclear, however, whether claims made by the Company under the Tax Separation Agreement would be enforceable against Walter Energy in connection with, or following the conclusion of, the various Walter Energy bankruptcy proceedings described above or if such claims would be rejected or disallowed under bankruptcy law, and whether Walter Energy will have the ability to satisfy in part or in full the amount of any claims made by the Company under the Tax Separation Agreement or otherwise.
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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: November 5, 2015	By:	/s/ Denmar J. Dixon
Denmar J. Dixon
Vice Chairman, President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: November 5, 2015	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

4.1
Second Amended and Restated Indenture, dated as of October 21, 2015, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Ditech Financial LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent, and consented to by Barclays Bank PLC (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 26, 2015).

4.2
Amended and Restated Series 2014-VF2 Indenture Supplement to Second Amended and Restated Indenture, dated as of October 21,2015, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Ditech Financial LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 26, 2015).

4.3
Series 2015-T1 Indenture Supplement to Second Amended and Restated Indenture, dated as of October 21, 2015, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Ditech Financial LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 26, 2015).

4.4
Series 2015-T2 Indenture Supplement to Second Amended and Restated Indenture, dated as of October 21, 2015, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Ditech Financial LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 26, 2015).

10.1	(1)
Amendment No. 8 to Amended and Restated Receivables Loan Agreement, dated as of July 28, 2015, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing LLC, as administrator, the financial institutions identified on the signature pages thereto, as lenders, Wells Fargo Bank, National Association, as Calculation Agent, Account Bank, Verification Agent and Securities Intermediary, and Wells Fargo Capital Finance, LLC, as agent for the lenders.

10.2
Retirement Agreement, by and between Walter Investment Management Corp. and Mark J. O’Brien, entered into as of October 2, 2015 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 5, 2015).

10.3
Amended and Restated Receivables Sale Agreement, dated as of October 21, 2015, among Ditech Financial LLC, as Seller, Green Tree Advance Receivables III LLC, as Depositor, and Walter Investment Management Corp., as Limited Guarantor, and consented to by Barclays, as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 26, 2015).

10.4
Amended and Restated Receivables Pooling Agreement, dated as of October 21, 2015, between Green Tree Advance Receivables III LLC, as Depositor, and Green Tree Agency Advance Funding Trust I, as Issuer, and consented to by Barclays, as administrative agent (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 26, 2015).

10.5
Third Amended and Restated Consent Agreement, dated as of October 21, 2015, among Ditech Financial LLC, Green Tree Agency Advance Funding Trust I, Green Tree Advance Receivables III LLC, Wells Fargo Bank, N.A., as Indenture Trustee, and the Federal Home Loan Mortgage Corporation (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 26, 2015).

31.1	(1)	Certification by Denmar J. Dixon pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(1)	Certification by Denmar J. Dixon and Gary L. Tillett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(1)
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of comprehensive loss for the Three and Nine Months ended September 30, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2015; (iv) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.