Form 10-K
period 2015-12-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2016-02-29
CIK 1040719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant's voting stock held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.8 billion, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date. For purposes of this calculation the registrant has considered all Schedule 13G and Schedule 13D filers as of such date to be non-affiliates.
The registrant had 35,573,405 shares of common stock outstanding as of February 19, 2016.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant's fiscal year covered by this Annual Report are incorporated by reference into Part III.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-K
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Certain acronyms and terms used throughout this Form 10-K are defined in the Glossary of Terms located at the end of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under Item 1. Business, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and including matters discussed elsewhere in this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” "targets," or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in Item 1A. Risk Factors and in our other filings with the SEC.
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

•
our ability to achieve our strategic initiatives, particularly our ability to: execute and complete balance sheet management activities; complete the sale of our insurance business; make arrangements with potential capital partners; complete sales of assets to, and enter into other arrangements with, WCO; increase the mix of our fee-for-service business; reduce our debt; and develop new business, including acquisitions of MSRs or entering into new subservicing arrangements;

•	changes in prepayment rates and delinquency rates on the loans we service or sub-service;

•	the ability of our clients and credit owners to transfer or otherwise terminate our servicing or sub-servicing rights;

•	a downgrade of, or other adverse change relating to, our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive payments and ancillary fees on our servicing portfolio;

•
our ability to collect indemnification payments and enforce repurchase obligations relating to mortgage loans we purchase from our correspondent clients and our ability to collect in a timely manner indemnification payments relating to servicing rights we purchase from prior servicers;

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

•	risks and potential costs associated with the implementation of new technology such as MSP, the use of new vendors or the transfer of our servers or other infrastructure to new data center facilities;

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•	uncertainties regarding impairment charges relating to our goodwill or other intangible assets;

•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	our ability to manage conflicts of interest relating to our investment in WCO and maintain our relationship with WCO; and

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

PART I
ITEM 1. BUSINESS
The Company
We are a diversified mortgage banking firm focused primarily on servicing and originating residential loans, including reverse loans. We service a wide array of loans across the credit spectrum for our own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. Through our consumer and correspondent lending channels, we originate and purchase residential loans that we predominantly sell to GSEs and government entities. In addition, we operate several other complementary businesses, which include managing a portfolio of credit-challenged, non-conforming residential mortgage loans; an insurance agency serving borrowers and credit owners of our servicing portfolio; a post charge-off collection agency; and an asset management business through our SEC registered investment advisor. These supplemental businesses allow us to leverage our core servicing capabilities and consumer base to generate complementary revenue streams.
Our goal is to become a partner with our customers; assisting them with the originations process and through the life of their loan, with a highly regarded originations and servicing platform and quality customer service in an open, honest and straightforward manner. We are a Maryland corporation incorporated in 1997 and operate throughout the U.S. Our business was established in 1958 and operated as the captive financing business of Walter Energy, originating and purchasing residential loans and servicing these loans to maturity. In April 2009, we were spun off from Walter Energy; merged with Hanover; qualified as a REIT; and began to operate our business as an independent, publicly-traded company. After the spin-off, in 2010 we acquired Marix, a high-touch specialty mortgage servicer, and in 2011 we acquired Green Tree, a leading independent mortgage loan servicer providing high-touch servicing of GSE, government entity and third-party mortgage loans. As a result of the Green Tree acquisition, we no longer qualified as a REIT. Since then, we have grown our servicing and originations businesses both organically and through a number of acquisitions, including the acquisitions of RMS and S1L in 2012, the acquisition of a national originations platform in 2013 from ResCap and significant bulk servicing right acquisitions in 2013 and 2014.
The terms “Walter Investment,” the “Company,” “we,” “us” and “our” as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries.
At December 31, 2015, we serviced 2.2 million residential loans with an unpaid principal balance of $266.6 billion. We have been one of the 10 largest residential loan servicers in the U.S by unpaid principal balance for the past three years according to Inside Mortgage Finance. Our originations business originated $25.1 billion in mortgage loan volume in 2015, ranking it in the top 20 originators nationally by unpaid principal balance according to Inside Mortgage Finance. Our reverse mortgage business is a leading integrated franchise in the reverse mortgage sector and, according to an industry source, was the third leading issuer of HMBS during the year ended December 31, 2015.
We manage our Company in three reportable segments: Servicing, Originations, and Reverse Mortgage. A description of the business conducted by each of these segments is provided below:
Servicing - Our Servicing segment consists of operations that perform servicing for third-party credit owners of mortgage loans for a fee and the Company’s own mortgage loan portfolio. The Servicing segment also operates complementary businesses consisting of an insurance agency serving residential loan borrowers and credit owners and a collections agency that performs collections of post charge-off deficiency balances for third parties and the Company.
Servicing activities relating to our mortgage loan portfolio are performed on a fee-for-service basis and involve the management (e.g., calculation, collection and remittance) of mortgage payments, escrow accounts, and insurance claims. For certain accounts, we perform specialty servicing activities utilizing a “high-touch” model to establish and maintain borrower contact and facilitate loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes. Borrower interactions rely on loss mitigation strategies that apply predictive analytics to identify risk factors and severity grades to determine appropriate loss mitigation options and strategies. We assign a SPOC to accounts experiencing difficulties in order to make collection calls and coordinate loss mitigation efforts. The single point of contact allows us to build one-on-one relationships with our consumers. We follow GSE servicing guidelines (as well as other credit owner guidelines) for a standardized loss mitigation process and have frequent contact with borrowers. Under certain circumstances, we offer loss-mitigation options that include loan modification through the use of federally-sponsored loan modification programs such as HAMP, which was established to assist eligible home owners with loan modifications on their home mortgage debt and which is scheduled to expire in December 2016. We also manage loan modification programs for borrowers experiencing temporary hardships by providing short-term interest rate reductions and/or payment deferrals. Prior to pursuing foreclosure, we pursue alternative property resolutions such as short sales (in which the borrower agrees to sell the property for less than the loan balance and the difference is forgiven) and deeds-in-lieu of foreclosure (in which the borrower agrees to convey the property deed outside of foreclosure proceedings), when loan modification and other efforts are unable to cure a default.

We perform mortgage servicing for various clients (as sub-servicer) and for credit owners, the most significant of which is Fannie Mae. Our servicing revenues from servicing Fannie Mae residential loans constituted approximately 45% of our total revenues in 2015. Under our numerous master servicing agreements and sub-servicing contracts, we agree to service loans in accordance with servicing standards that our counterparties change from time to time. These agreements and contracts can typically be terminated by the counterparties thereto, with or without cause. Refer to Item 1A. Risk Factors for a discussion of certain risks relating to our master servicing agreements and sub-servicing contracts.
We have grown our servicing portfolio by: acquiring servicing rights in bulk transactions, pursuant to co-issue arrangements and in connection with business acquisitions; retaining servicing rights relating to mortgage loans we originate; and entering into sub-servicing contracts. Under our co-issue arrangements, we generally have the right to purchase from third party mortgage loan originators, from time to time on a flow basis, servicing rights relating to certain mortgage loans originated by such third parties, subject to certain conditions. As the owner of servicing rights, we act on behalf of loan owners and have the contractual right to receive a stream of cash flows (expressed as a percentage of unpaid principal balance) in exchange for performing specified servicing functions and temporarily advancing funds to meet contractual payment requirements for credit owners and to pay taxes, insurance and foreclosure costs on delinquent or defaulted mortgages. As a sub-servicer we earn a contractual fee on a per-loan basis and we are reimbursed for servicing advances we make on delinquent or defaulted mortgages, generally in the following month. We can earn incentive fees based on the performance of certain loan pools serviced by us and also have the ability, under certain circumstances, to earn modification fees and other program specific incentives, such as HAMP fees, and ancillary fees, such as late fees. Our specialty servicing fees typically include a base servicing fee and activity-based fees for the successful completion of default-related services.
The value of a servicing right asset is based on the present value of the stream of expected servicing-related cash flows from a loan and is largely dependent on market interest rates, prepayment speeds and delinquency performance. Generally, a rising interest rate environment drives a decline in prepayment speeds and thus increases the value of servicing rights, while a declining interest rate environment drives increases in prepayment speeds and thus reduces the value of servicing rights.
Our Servicing segment provides voluntary insurance for residential loan borrowers and lender-placed hazard insurance for borrowers and credit owners, as well as other ancillary products, through our insurance agency for a commission. Commissions may be earned on lender-placed insurance in certain circumstances and if permitted under applicable laws and regulations. Mortgage loans require borrowers to maintain insurance coverage to protect the collateral securing the loan. To the extent a borrower fails to maintain the necessary coverage, we are generally required to ensure insurance is purchased on the credit owner’s behalf. Though we are licensed nationwide to sell insurance products on behalf of third-party insurance carriers, we neither underwrite insurance policies nor adjudicate claims.
Insurance revenues earned have historically been aligned with the size of our servicing portfolio. However, due to Fannie Mae and Freddie Mac restrictions that became effective on June 1, 2014 and other recent regulatory developments surrounding lender-placed insurance, our sales commissions related to lender-placed insurance policies decreased materially beginning in 2014.
Our Servicing segment performs collections of post charge-off or foreclosure deficiency balances for itself and on behalf of third-party securitization trusts and other asset owners. The third-party fee we earn is based on a percentage of our collections or a percentage of the unpaid principal balance. We recognize revenues associated with our on-balance sheet charged-off loan portfolio through its change in fair value.
Originations - Our Originations segment originates and purchases mortgage loans through the following channels:

•	Consumer originations, which is comprised of:

◦
Consumer retention - originates mortgage loans primarily through the use of a centralized call center that utilizes leads generated through solicitations of consumers in our existing servicing portfolio and through referrals from our servicing call centers.

◦
Consumer direct - originates mortgage loans primarily through the use of a centralized call center that utilizes origination leads generated through direct mail, internet, telephone and general advertising campaign solicitations of consumers, some of whom who are not currently in our existing servicing portfolio.

•	Correspondent lending - purchases closed mortgage loans from a network of lenders in the marketplace.
Beginning in 2016, we combined our consumer retention and consumer direct call centers to pursue a more streamlined consumer lending process.

Our consumer originations operations offer a range of home purchase and refinance mortgage loan options, including fixed and adjustable rate conventional conforming, FHA, VA, USDA and jumbo products. A conventional conforming loan is a mortgage loan that conforms to GSE guidelines, which include, but are not limited to, limits on loan amount, loan-to-value ratios, debt-to-income ratios, and minimum credit scores. Our product offerings include special financing programs such as HARP, which has expanded loan-to-value limits for qualified applicants, as compared to conventional conforming loans. The mortgage loans we fund are generally eligible for sale to GSEs or insured by government agencies.
We underwrite the mortgage loans we originate generally to secondary market standards, including the standards set by Fannie Mae, Freddie Mac, the FHA, the VA, and jumbo loan investor programs. Loans are reviewed by our underwriters in an attempt to ensure each mortgage loan is documented according to, and its terms comply with, the applicable secondary market standard. Our underwriters determine loan eligibility based on specific loan product requirements, such as loan-to-value, FICO, or maximum loan amount. Third party diligence tools are utilized by our underwriters to validate data supplied by the potential borrower and to uncover potential discrepancies. We conduct audits on our underwriters to confirm proper adherence to our internal guidelines and polices, which audits are in addition to our standard quality control review. These audits are designed to provide an additional layer of internal review in an attempt to further mitigate quality defects and repurchase risk in the originations process.
Within our correspondent lending channel we generally purchase the same types of loans that we originate in our consumer originations channel, although the mix varies among these channels. Correspondent lenders with which we do business agree to comply with our client guide, which sets forth the terms and conditions for selling loans to us and generally governs the business relationship. We monitor and attempt to mitigate counterparty risk related to loans that we acquire through our correspondent lending channel by conducting quality control reviews of correspondent lenders, reviewing compliance by correspondent lenders with applicable underwriting standards and our client guide, and evaluating the credit worthiness of correspondent lenders on a periodic basis. In 2015, our correspondent lending channel purchased loans from 476 lenders in the marketplace, of which 60 were associated with half of our purchases.
Our capital markets group is responsible for pricing loans and managing the interest rate and pull through risk from the time the loan is locked until the time it is sold to third parties in an attempt to maximize loan sale profitability through our various originations channels. The capital markets group uses models and hedging analysis in an attempt to maximize profitability while minimizing the risks inherent in the originations business.
In January 2016, we exited activities associated with our consumer retail channel, which originated mortgage loans through loan officers. Our consumer retail channel originated $551.3 million in mortgage loans during the year ended December 31, 2015.
In 2015, the mix of mortgage loans sold by our Originations segment (which includes loans originated and purchased through all channels), based on unpaid principal balance, shifted from substantially all Fannie Mae conventional conforming loans during 2014 to approximately (i) 56% Fannie Mae conventional conforming loans, (ii) 35% Ginnie Mae loans and (iii) 9% Freddie Mac conventional conforming loans. A substantial majority of our Ginnie Mae mortgage loan originations in 2015 were FHA-insured loans.
Our Originations segment revenue, which is primarily gains on sales of loans, is impacted by interest rates and the volume of loans locked. The margins earned by our Originations segment are impacted by our cost to originate the loans including underwriting, fulfillment and lead costs. We generally sell our originated and purchased mortgage loans to third parties while retaining the servicing rights.
Reverse Mortgage - Our Reverse Mortgage segment primarily focuses on the origination or purchase, securitization and servicing of reverse loans. Reverse loan originations are generally conducted through our consumer direct, consumer retail, wholesale and correspondent lending origination channels.
The consumer retail channel originates reverse loans in 48 states and the District of Columbia through loan officers located in approximately 35 licensed locations throughout the U.S. The consumer direct channel originates reverse loans through call centers with leads purchased from lead purveyors or generated via advertising campaigns. The wholesale channel sources reverse loans from a network of brokers. The correspondent channel purchases reverse loans from a network of correspondents in the marketplace.
Our Reverse Mortgage segment receives cash proceeds at the time reverse loans are securitized. We securitize substantially all our reverse loans through the Ginnie Mae II MBS program into HMBS. Based upon the structure of the Ginnie Mae II MBS program, we determined that we have not met all of the requirements for sale accounting, and as such, we account for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheet as residential loans. The segment earns net revenue on the net fair value gains on reverse loans and the related HMBS obligations.
This segment also performs servicing for third-party credit owners of reverse loans, similar to our Servicing segment, and provides other complementary services for the reverse mortgage market, such as real estate owned property management and disposition, for a fee.

Other - Our Other non-reportable segment primarily consists of the assets and liabilities of the Non-Residual Trusts, corporate debt and our asset management business, which we operate through GTIM, our SEC registered investment adviser subsidiary and the investment manager of WCO. WCO was formed to invest in mortgage-related assets. We may seek to work with WCO in connection with certain servicing right acquisitions and other transactions.
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
Competition
We compete with a great number of competitors in the mortgage banking market for both the servicing and originations businesses as well as in our reverse mortgage and complementary businesses. Key competitors include financial institutions and non-bank servicers and originators. Our competitive position in the servicing business is largely determined by our strong relationships in the sector; our scale; our ability to differentiate ourselves from our competitors through a highly-regarded servicing platform; our continued focus on the consumer experience; and our compliance with a complex matrix of local, state and federal regulatory requirements. In the originations business our competitive position is determined by our scale in the sector; our ability to grow our brand over time; our ability to provide a best-in-class consumer experience; and our ability to offer a breadth of competitive products. Our consolidated mortgage loan origination and servicing businesses operate under our single brand, Ditech, to deliver a streamlined process for our customers, driving a "life of loan" experience. We are focused on providing excellent customer service in a compliant manner.
Technology
Our businesses employ technology by using third-party systems where standardization is key and proprietary systems where superior functionality, flexibility and time to market are critical to regulatory compliance, customer experience and credit performance. The majority of our proprietary systems are supported by a team of information technology professionals using the latest development techniques and technologies to protect our systems and ensure they are effective. In-house developed proprietary systems are leveraged for customer service, default management, data modeling and reverse mortgage originations and servicing.
On October 27, 2014, Green Tree Servicing (now Ditech Financial) signed a long-term Loan Servicing Agreement with Black Knight Financial Services, LLC for the use of MSP, a mortgage and consumer loan servicing platform. Ditech Financial has been using a combination of MSP and its own proprietary collections, customer service and default management systems to service Ginnie Mae and Freddie Mac loans for several years. Ditech Financial intends to move its Fannie Mae first lien mortgages to MSP in the first half of 2016 and will continue to utilize proprietary collections, customer service and default management systems for such loans. Ditech Financial anticipates that it will move the remainder of its loans, which consist primarily of private label loans, manufactured housing loans and second liens, to MSP from its proprietary system in 2017. We believe we have capacity in our platform to support the growth of our portfolios.
Subsidiaries
For a listing of our subsidiaries, refer to Exhibit 21 of this Annual Report on Form 10-K.
Employees
At December 31, 2015, we employed approximately 5,900 full-time equivalent employees, as compared to 6,700 at December 31, 2014, all of whom were in the U.S. The decline in full-time equivalent employees was due primarily to distinct actions we took in 2015 to improve efficiencies within the organization, restructuring measures within our mortgage loan servicing operations and actions to improve the profitability of the reverse mortgage business, which included streamlining its geographic footprint. We believe we have been successful in our efforts to recruit and retain qualified employees. However, from time to time we experience turnover with respect to certain roles at the Company, and therefore maintain active and continuous new employee recruiting and training programs. None of our employees is a party to any collective bargaining agreements.
We outsource certain back-office functions that support our loan originations and servicing groups to third-party vendors located in the U.S. and offshore locations in an effort to improve efficiency and reduce cost. These back-office functions include loan set-up, escrow account set-up, claims filing, post-close audits, indexing and imaging. When we outsource a function we retain a third-party vendor to perform such function, as opposed to having our employees perform such function. From time to time we expect to outsource additional back-office and other functions.

Rights Agreement
On June 29, 2015, we entered into a Rights Agreement with Computershare. Also on June 29, 2015, our Board of Directors authorized and we declared a dividend of one preferred stock purchase right for each outstanding share of our common stock. The dividend was payable on July 9, 2015 to stockholders of record as of the close of business on July 9, 2015 and entitles the registered holder to purchase from us one one-thousandth of a fully paid non-assessable share of Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $74.16, subject to adjustment as provided in the Rights Agreement. The terms of the preferred stock purchase rights are set forth in the Rights Agreement, which is summarized in our Current Report on Form 8-K dated June 29, 2015. Subject to certain limited exceptions specified in the Rights Agreement (including the amendments described below), the rights are not exercisable until a person or group of persons acting in concert acquires beneficial ownership, as defined in the Rights Agreement, of more than 20% of our outstanding shares of common stock. One such exception is that a person or group that already owned 20% or more of our outstanding shares of common stock before the first public announcement of the rights plan may continue to own those shares without causing the rights to become exercisable. The rights plan will expire on June 29, 2016, unless the rights are earlier redeemed or exchanged by us.
Amendment No. 1 to the Rights Agreement
On November 16, 2015, in connection with the appointment of Daniel Beltzman to our Board of Directors, we entered into Amendment No. 1 to the Rights Agreement with Computershare. Upon the terms and subject to the conditions set forth in the Rights Agreement and this amendment, (i) Birch Run and its affiliates and associates may acquire up to 25% of the total voting power of all shares of our common stock without triggering the exercisability of the preferred share purchase rights attached to shares of our common stock pursuant to the Rights Agreement, and (ii) shares of our common stock received by directors as compensation for their services, pursuant to any director compensation program, will also not trigger the exercisability of such rights.
Amendment No. 2 to the Rights Agreement
On November 22, 2015, in connection with the appointment of Vadim Perelman to our Board of Directors, we entered into Amendment No. 2 to the Rights Agreement with Computershare. Upon the terms and subject to the conditions set forth in the Rights Agreement and this amendment, Baker Street may acquire up to 25% of the total voting power of all shares of our common stock without triggering the exercisability of the preferred share purchase rights attached to shares of our common stock pursuant to the Rights Agreement.
Walter Capital Opportunity Corp.
In 2014, we established WCO, a company formed to invest in mortgage-related assets, including MSRs, excess servicing spread related to MSRs, residential whole loans, agency mortgage-backed securities and other real estate-related securities and related derivatives, (i) to facilitate our transition toward a business model in which, where appropriate and feasible, we sub-service and manage mortgage-related assets owned by third parties rather than by us, and (ii) to grow our investment management business.
As of December 31, 2015, WCO had aggregate total capital commitments of $245.0 million, of which approximately $220.0 million had been funded, including the entirety of our $20.0 million capital commitment. We also own warrants to purchase additional equity in WCO.
Concurrently with the first funding of WCO capital commitments in July 2014:

(i)
we entered into a management agreement with WCO pursuant to which GTIM was appointed the manager of WCO. Under the management agreement, GTIM provides investment advisory and management services to WCO and administers its business activities and day-to-day operations, including providing the management team of WCO (which is comprised of persons that are also officers and/or employees of the Company) and counseling WCO regarding its qualification as a REIT. GTIM provides its services under the management agreement subject to the supervision of WCO’s board of directors, which was comprised of four members as of December 31, 2015, one of which is also a director and officer of Walter Investment. Pursuant to the management agreement, GTIM is entitled to earn a base management fee and certain performance-based incentive fees. The management agreement has an initial four-year term, with automatic one-year renewal periods;

(ii)
we entered into a contribution agreement with WCO, which was subsequently amended, and pursuant thereto, in May 2015, contributed 100% of the equity of Marix to WCO (Marix holds certain state licenses to own MSRs and is an approved Freddie Mac and Fannie Mae servicer; however, any transfer to Marix of an MSR relating to a GSE mortgage loan would require the consent of the applicable GSE, and potentially other approvals);

(iii)	we sold to WCO a portion of the excess servicing spread associated with certain mortgage loans serviced by us for $75.4 million; and

(iv)
we entered into various other ancillary agreements with WCO pursuant to which, among other things, WCO has the right to make the first offer to purchase servicing rights relating to certain mortgage loans we originate and certain excess servicing spread that we may create from time to time.

In November 2015, we entered into additional arrangements with WCO:

(i)	we sold to WCO excess servicing spread associated with certain mortgage loans serviced by us for $46.8 million;

(ii)	we sold mortgage servicing rights originated by Ditech Financial to WCO for $17.8 million;

(iii)
we entered into a sub-servicing arrangement with WCO pursuant to which we sub-service the mortgage loans underlying the mortgage servicing rights sold by Ditech Financial to WCO in exchange for a sub-servicing fee; and

(iv)
Ditech Financial was engaged by WCO to offer refinancing options to borrowers with mortgage loans underlying the aforementioned excess spread sale transaction and mortgage servicing rights transaction for purposes of minimizing portfolio runoff.

In addition, we have entered into servicing and sub-servicing arrangements with WCO pursuant to which we service residential whole loans acquired by WCO from a third party in exchange for a servicing fee and sub-service GSE mortgage loans underlying mortgage servicing rights acquired by WCO from a third party in exchange for a sub-servicing fee. Ditech Financial was also engaged by WCO to offer refinancing options to borrowers with mortgage loans underlying the aforementioned sub-servicing arrangement for purposes of minimizing portfolio runoff.
As described above, we have sold excess servicing spread and servicing rights to WCO and have been engaged by WCO to service whole loans and sub-service mortgage loans underlying mortgage servicing rights owned by WCO. We anticipate that we may enter into additional arrangements of this nature with WCO in the future, subject to mutual agreement on the terms of any such arrangements. However, WCO is not obligated to purchase excess servicing spread or servicing rights from us, to utilize us to service any whole loans it may acquire, or to utilize us to sub-service any servicing rights it may acquire from us or others.
Laws and Regulations
Our business is subject to extensive regulation by federal, state and local authorities, including the CFPB, HUD, VA, the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing and mortgage originations businesses. We are also subject to a variety of regulatory and contractual obligations imposed by credit owners, investors, insurers and guarantors of the mortgages we originate and service, including, but not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA and the VA/FHA. Furthermore, our industry has been under increased scrutiny by federal and state regulators over the past several years. We expect this scrutiny to continue. Laws, rules, regulations and practices that have been in place for many years may be changed, and new laws, rules, regulations and administrative guidance have been, and may continue to be, introduced in order to address real and perceived problems in our industry. We expect to incur ongoing operational, legal and system costs in order to comply with these rules and regulations.
Federal Law
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

•
the RESPA and Regulation X, which governs certain mortgage loan origination activities and practices and related disclosures and the actions of servicers related to various items, including escrow accounts, servicing transfers, lender-placed insurance, loss mitigation, error resolution, and other customer communications;

•	Regulation AB under the Securities Act, which requires registration, reporting and disclosure for mortgage-backed securities;

•	certain provisions of the Dodd-Frank Act, including the Consumer Financial Protection Act, which among other things, created the CFPB and prohibits unfair, deceptive or abusive acts or practices;

•	the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, which prohibit unfair and deceptive acts and practices and certain related practices;

•	the Telephone Consumer Protection Act, which restricts telephone solicitations and automatic telephone equipment;

•	Regulation N, which prohibits certain unfair and deceptive acts and practices related to mortgage advertising;

•	the Bankruptcy Code and bankruptcy injunctions and stays, which can restrict collection of debts;

•	the Secure and Fair Enforcement for Mortgage Licensing Act; and

•	various federal flood insurance laws that require the lender and servicer to provide notice and ensure appropriate flood insurance is maintained when required.
The Dodd-Frank Act, enacted in 2010, constituted a sweeping reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. Among other things, the Dodd-Frank Act created the CFPB, a new federal entity responsible for regulating consumer financial services. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA, RESPA and the FDCPA. The CFPB also has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB's jurisdiction includes persons (such as us) originating, brokering or servicing residential mortgage loans, those persons performing loan modification or foreclosure relief services in connection with such loans and certain entities involved in the transfer of MSRs.
Title XIV of the Dodd-Frank Act imposes a number of requirements on mortgage originators and servicers of residential mortgage loans, significantly increases the penalties for noncompliance with certain consumer protection laws and also established new standards and practices for mortgage originators and servicers. Subsequent to the enactment of the Dodd-Frank Act, the CFPB has issued, and is expected to continue to issue, various rules that impact mortgage servicing and originations, including: periodic billing statements; certain notices and acknowledgments; prompt crediting of borrowers’ accounts for payments received; additional notice, review and timing requirements with respect to delinquent borrowers; prompt investigation of complaints by borrowers; additional requirements before purchasing insurance to protect the lender’s interest in the property; certain customer service benchmarks for servicers; servicers’ obligations to establish reasonable policies and procedures; requirements to provide information about mortgage loss mitigation options to delinquent borrowers; rules governing the scope, timing, content and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions; establishing certain requirements relating to billing statements, payment crediting and the provision of payoff statements; preventing or limiting servicers of residential mortgage loans from taking certain actions (e.g. the charging of certain fees); requirements for determining prospective borrowers’ abilities to repay their mortgages; removing incentives for higher cost mortgages; prohibiting prepayment penalties for non-qualified mortgages; prohibiting mandatory arbitration clauses; requiring additional disclosures to potential borrowers; restricting the fees that mortgage originators may collect; requiring new mortgage loan disclosures that integrate the TILA disclosures with the RESPA disclosures for certain covered transactions; and other new requirements, in each case either increasing costs and risks related to servicing and originations or reducing revenues currently generated.

Recently, the only reverse mortgage loan product we have originated is the HECM, an FHA-insured loan that must comply with FHA and other regulatory requirements. Accordingly, many of the recent federal legal changes affecting our reverse mortgage business relate to the HECM. On September 3, 2013, the FHA announced changes to the HECM program, pursuant to authority under the Reverse Mortgage Stabilization Act, signed into law on August 9, 2013. The changes impact initial mortgage insurance premiums and principal limit factors, impose restrictions on the amount of funds that senior borrowers may draw down at closing and during the first 12 months after closing, and require a financial assessment for all HECM borrowers to ensure they have the capacity and willingness to meet their financial obligations and the terms of the reverse mortgage. Key components of the financial assessment include a credit history and property charge payment history analysis, a cash flow/residual income analysis, and an analysis of compensating factors and extenuating circumstances to determine if the applicant is eligible for a HECM loan. In addition, the changes require borrowers to set aside a portion of the loan proceeds they receive at closing (or withhold a portion of monthly loan disbursements) for the payment of property taxes and homeowners insurance based on the results of the financial assessment. The new HECM requirements generally became effective on September 30, 2013, with the new financial assessment requirements and funding requirements for the payment of property charges taking effect on April 27, 2015.
State Law
We are also subject to extensive state licensing, statutory and regulatory requirements as a mortgage servicer, loan originator, debt collector and insurance agency throughout the U.S. We are subject to ongoing supervision, audits and examinations conducted by state regulators, including periodic requests from state and other agencies for records, documents and information regarding our policies, procedures and business practices.
State laws affecting our businesses have also been evolving. Some changes have occurred on a nationwide basis at the state level due to the establishment and/or amendment of minimum standards under federal law, such as state licensing requirements. Some states may seek to incorporate federal requirements as a requirement imposed on a state licensed entity, while other states may seek to impose their own additional requirements to the extent not preempted under federal law. Additionally, there have been trends in state lawmaking focusing on the servicing of mortgage loans related to, for example, data privacy, loan modifications and anti-foreclosure measures.
Recent Regulatory Developments
Servicing Segment
On May 7, 2014, the Financial Stability Oversight Council recommended that state regulators work together with each other, the CFPB and the FHFA, as appropriate, to collaborate on prudential and corporate governance standards to strengthen non-bank mortgage servicing companies. On March 25, 2015, the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators proposed a set of prudential regulatory standards that would apply to all non-bank mortgage servicers licensed by and operating in any U.S. state. The standards address capital, liquidity, risk management, data standards, data protection, corporate governance, servicing transfer requirements and change of control requirements. A 90-day public comment period expired on June 23, 2015 and the proposal remains pending. It is unclear what the final requirements will be, when they will be issued (if at all) or how such requirements may impact our business.
On July 10, 2015, the FCC issued a Declaratory Ruling and Order, effective immediately, clarifying numerous aspects of the Telephone Consumer Protection Act. The TCPA regulates telemarketing communications, the use of automatic telephone dialing systems and artificial or prerecorded voice messages (often referred to as “robocalls”) and unsolicited facsimile transmissions. Under the new ruling, the FCC adopted a broad definition of the term “automatic telephone dialing system” focusing on the functional capability of the dialing system rather than the system’s current application and usage. Additionally, the FCC clarified that a consumer who has previously given consent to be called may revoke such consent in any reasonable manner, but did not provide guidance as to what procedures or standards a business must follow in providing such revocation right. The FCC also held that calls placed to persons who are not the intended recipients of the calls are actionable under the TCPA. The FCC's decision is currently being challenged in several appeals and lawsuits. The TCPA regulates activities not only in our Servicing segment, but in our other businesses as well.

There have been various legal and regulatory developments in Nevada regarding liens asserted by homeowner’s associations for unpaid assessments. In September 2014, the Nevada Supreme Court held that a HOA non-judicial foreclosure sale can extinguish a mortgage lender’s previously-recorded first deed of trust on a property if that foreclosure is to recover assessments categorized as super priority amounts. In June 2015, the U.S. District Court for the District of Nevada issued an opinion holding that federal law prohibits a HOA foreclosure proceeding from extinguishing a first deed of trust assigned to Fannie Mae. Recently, a Nevada state court reached the same conclusion. The Nevada Supreme Court also recently reversed a lower court summary judgment decision invalidating an HOA foreclosure sale on the basis that the HOA refused the lienholder’s tender of the super-priority portion of the lien and that the HOA sale was commercially unreasonable. The Nevada Supreme Court ruled that these were issues of fact and remanded for further proceedings. Additional litigation in both state and federal courts and appellate courts is pending with respect to these issues. Also, new legislation in Nevada, which became effective on October 1, 2015, requires HOAs to provide notice to lienholders relating to the default and foreclosure sale and also to provide creditors with a right to redeem the property for up to 60 days following an HOA foreclosure sale. In addition, credit owners may assert claims against servicers for failure to advance sufficient funds to cover unpaid HOA assessments and protect the credit owner’s interest in the subject property. We service numerous loans in Nevada and are involved in litigation and other legal proceedings affected by, or related to, these HOA matters.
Originations Segment
On November 20, 2013, the CFPB issued a final rule amending Regulation X of RESPA and Regulation Z of TILA integrating certain mortgage loan disclosure forms and requirements under RESPA and TILA. The rule became effective on October 3, 2015 and applies to covered transactions for which the creditor or mortgage broker receives an application on or after the effective date.
Reverse Mortgage Segment
In two Mortgagee Letters issued in 2015, HUD amended its requirements for non-borrowing spouses on HECM loans. Specifically, when a deceased HECM borrower is survived by a non-borrowing spouse, HUD clarified that a servicer may either foreclose in accordance with the contract as endorsed or utilize a Mortgagee Optional Election Assignment, whereby the servicer may assign an eligible HECM loan to HUD after the death of the last surviving borrower, subject to certain requirements.

Also in 2015, HUD published various mortgagee letters regarding “due and payable” policies and parameters, including the requirement for the mortgagee to report the death of the last borrower to HUD within 60 days of death, and loss mitigation options for HECM borrowers in default as the result of unpaid property charges such as taxes or hazard insurance premiums.

HUD issued additional mortgagee letters in 2016 providing further guidance on the above requirements, and we expect additional HUD guidance on these requirements in the future.
Company Website and Availability of SEC Filings
Our website can be found at www.walterinvestment.com. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on “Investor Relations” and then click on "SEC Filings." We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Ethics, our Corporate Governance Guidelines, and charters for our committees, including our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee and Compliance Committee. In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.
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
Legal and Regulatory Risks
If we fail to operate our business in compliance with both existing and future requirements, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the FTC, HUD, the VA, the SEC and various state agencies that license, audit, investigate and conduct examinations of our mortgage servicing, origination, insurance, collection, reverse mortgage and other activities. Further, in recent years the policies, laws, rules and regulations applicable to our business have been rapidly evolving. It is likely that federal, state or local governmental authorities will continue to enact laws, rules or regulations that will result in changes in our business practices and increased costs of compliance. However, we are unable to predict whether any such changes will adversely affect our business.
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
Furthermore, our actual or alleged failure to comply with applicable federal, state and local laws and regulations and GSE, Ginnie Mae and other business counterparty requirements, or to implement and adhere to adequate remedial measures designed to address any identified compliance deficiencies, could lead to:

•	the loss or suspension of licenses and approvals necessary to operate our business;

•	limitations, restrictions or complete bans on our business or various segments of our business;

•	disqualification from participation in governmental programs, including GSE programs;

•	damage to our reputation;

•	governmental investigations and enforcement actions;

•	administrative fines and financial penalties;

•	litigation, including class action lawsuits;

•	civil and criminal liability;

•	termination of our servicing and sub-servicing agreements or other contracts;

•	loss of personnel who are targeted by prosecutions, investigations, enforcement actions or litigation;

•	a significant increase in compliance costs;

•	a significant increase in the resources (including senior management time and attention) we devote to regulatory compliance and regulatory inquiries;

•	an inability to access new, or a loss of current, liquidity and funding sources necessary to operate our business;

•	restrictions on mergers and acquisitions;

•	impairment of assets;

•	conservatorship or receivership by order of a court or regulator; and

•	an inability to execute on our business strategy.
Any of these outcomes could materially and adversely affect our reputation, business, business prospects, financial condition, prospects, liquidity and/or results of operations.
The mortgage servicing industry has been and remains under increased scrutiny from state and federal regulators and other authorities, with particular attention directed at larger non-bank servicing organizations that have experienced recent and rapid growth such as Walter Investment. We cannot guarantee that any such scrutiny and investigations will not materially adversely affect us.
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
The Dodd-Frank Act established new standards and practices for mortgage originators and servicers, including determining prospective borrowers’ abilities to repay their mortgages, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers, restricting the fees that mortgage originators may collect, new mortgage loan disclosures that integrate TILA and RESPA disclosures for certain covered transactions and other new requirements.
We are an approved non-supervised FHA mortgagee. In recent years, HUD and the DOJ have pursued actions against FHA-approved lenders, including RMS, under the False Claims Act, which imposes liability on any person who knowingly makes a false or fraudulent claim for payment to the U.S. government. Potential penalties are significant as these actions may result in treble damages and several large settlements have been entered into by HUD-approved mortgagees who have allegedly violated the False Claims Act. In addition, it is possible the DOJ could initiate actions against Fannie Mae- and Freddie Mac-approved lenders and servicers for alleged violations of the False Claims Act as a result of noncompliance with the GSE’s underwriting and other guidelines, given the FHFA conservatorship.
Regulations under the Dodd-Frank Act, bulletins issued by the CFPB pursuant to its authority, and other actions by the CFPB, HUD, the VA and other federal agencies could materially and adversely affect the manner in which we conduct our businesses, and have and could continue to result in heightened federal regulation and oversight of our business activities and in increased costs and potential litigation associated with our business activities. See Item 3. Legal Proceedings for additional information.
Our business is highly dependent on U.S. government-sponsored entities and agencies, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial position and/or results of operations.
The U.S. residential mortgage industry in general and our business in particular are highly dependent on the GSEs, particularly Fannie Mae, and Ginnie Mae. We receive compensation for servicing loans on behalf of the GSEs and Ginnie Mae. In addition, we sell mortgage loans to GSEs, which include mortgage loans in GSE guaranteed securitizations. We are also an approved non-supervised FHA mortgagee, VA approved lender and an approved issuer of HMBS, which are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs, which are insured by the FHA. We derive material benefits from our relationships with GSEs and Ginnie Mae, as our ability to originate and sell mortgage loans under their programs reduces our credit exposure and mortgage inventory financing costs. In 2015, we earned approximately 45% of our total revenues from servicing Fannie Mae residential loans and approximately 56% and 35% of the mortgage loans our Originations segment sold were Fannie Mae conventional conforming loans and Ginnie Mae loans, respectively.

There is significant uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac. There are several pending bills and proposals to revamp both Fannie Mae and Freddie Mac. The roles of Fannie Mae and Freddie Mac could be significantly reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical practice. Any change in the traditional roles of Fannie Mae, Freddie Mac or the FHA could adversely affect our business and results of operations.
Any discontinuation of, or significant reduction in, the operation of the GSEs or agencies or any significant adverse change in the level of activity of the GSEs or agencies in the primary or secondary mortgage markets or in the underwriting criteria of the GSEs or agencies could materially and adversely affect our business, liquidity, financial position and results of operations. In addition, we would be materially adversely affected if our business relationship with Fannie Mae was to deteriorate in any significant respect.
We are subject to state licensing requirements and incur related substantial compliance costs, and our business would be adversely affected if we encountered a suspension or termination of our licenses.
Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Although we are not a bank or bank holding company, in most states in which we operate, one or more regulatory agencies regulate and enforce laws relating to non-bank mortgage servicing companies and/or mortgage origination companies such as Ditech Financial and RMS. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage origination company, debt collection agency and/or third party default specialist, as applicable, requirements as to the documentation, individual licensing of our employees and employee hiring background checks, licensing of independent contractors with whom we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers' rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business, and state regulators may have broad discretion to restrict our activities or to suspend approval or withdraw our licenses for non-compliance with applicable requirements. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements, impact our ability to originate new loans and have a material adverse effect on our financial condition and operations.
Regulatory changes could increase our costs through additional or stricter licensing laws, disclosure laws or other regulatory requirements and could impose conditions to licensing that we or our personnel are unable to meet. Future legislation and changes in regulation may significantly increase the compliance costs on our operations or impact overall profitability of our business. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.
Legal proceedings and related costs may increase and could adversely affect our financial results.
We are involved in various legal proceedings, including numerous matters that arise in the ordinary course of our business. Like other participants in our industry, we have been and may continue to be the subject of class action and other lawsuits and regulatory actions by state attorneys general and federal and state regulators and enforcement agencies.
Litigation and other proceedings may require that we pay attorneys' fees, settlement costs, damages, penalties or other charges, which could adversely affect our financial results and condition and damage our reputation.
Governmental and regulatory investigations, both state and federal, have increased in all areas of our business. The costs of responding to the investigations can be substantial. In addition, government-mandated changes, resulting from investigations or otherwise, to our loan origination and servicing practices have led, and may continue to lead, to higher costs and additional administrative burdens, such as record retention and informational obligations.
Pursuant to a final court order approved by the United States District Court for the District of Minnesota in April 2015 relating to matters arising from an FTC and CFPB investigation regarding Green Tree Servicing’s servicing practices, Green Tree Servicing agreed to detailed injunctions relating to its mortgage servicing and collection practices and other matters, including injunctions against future violations of certain consumer protection statutes and regulations, and it agreed to establish and maintain a comprehensive data integrity program reasonably designed to ensure the accuracy, integrity, and completeness of the data and other information about accounts that it services, collects, or sells. If Ditech Financial fails to comply with the order, it could be subject to additional sanctions, including actions for contempt, actions seeking additional fines, or new actions alleging violations of consumer protection statutes. The failure to comply with the order could have a material adverse effect on our reputation, business, business practices, prospects, results of operation, liquidity and financial condition.
See Item 3. Legal Proceedings for additional information.

Risks Related to our Business
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We have substantial levels of indebtedness. As of December 31, 2015, we had approximately $4.9 billion of total indebtedness outstanding, the majority of which was secured, including:

•	$1.4 billion of indebtedness under our 2013 Term Loan;

•	$538.7 million aggregate principal amount of Senior Notes;

•	$290.0 million aggregate principal amount of Convertible Notes;

•	$1.2 billion, in the aggregate, of indebtedness under various servicing advance financing structures and the Early Advance Reimbursement Agreement; and

•	$1.3 billion, in the aggregate, of indebtedness under various master repurchase agreements.
All of these amounts of indebtedness exclude (i) intercompany indebtedness, (ii) guarantees of affiliate debt and (iii) mortgage-backed debt and HMBS related obligations, which are non-recourse to us and our subsidiaries.
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
We may not be able to generate sufficient cash to meet all of our obligations or service all of our indebtedness and may not be able to extend or refinance our indebtedness. If we are unable to do so, we may be forced to take other actions to satisfy our obligations, which may not be successful.
Our ability to make required payments on our debt and other obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including the risk factors as set forth herein. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or to meet our other obligations such as our obligations to repurchase HECM loans or our mandatory clean-up call obligations related to our Non-Residual Trusts.
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

Much of our debt is short-term and some of our facilities not committed, so we regularly seek to extend or refinance our existing indebtedness. Our ability to extend or refinance our indebtedness on favorable terms, or at all, is directly affected by global economic and financial conditions and other factors outside our control. In addition, optional prepayment of certain of our existing indebtedness is subject to our payment of prepayment premiums. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors. From time to time in the recent past, we have had to obtain waivers or amendments of covenants in our debt agreements. If we are unable to obtain needed waivers or amendments in the future, we could experience material adverse consequences.
If our cash flows and capital resources are insufficient to fund our debt service and other obligations or we are unable to extend or refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service and other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, such as the sale of mortgage servicing rights. We may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service and other obligations then due.
Despite our current debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries are permitted to and may incur substantial additional debt in the future (including in connection with additional acquisitions), some of which may be secured, subject to the restrictions contained in our debt instruments. In addition, our 2013 Revolver provides for $125.0 million of borrowings, subject to customary borrowing conditions. Although the 2013 Secured Credit Facilities and the Senior Notes Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Any such indebtedness could increase our leverage and the risks we face from indebtedness. We may also be permitted to take a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness when due.
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

We also use warehouse facilities, structured financing arrangements, securitizations and other forms of term debt, in addition to transaction or asset-specific financing arrangements, to finance our business activities. Certain of these financing arrangements contain restrictions, covenants, and representations and warranties that, among other conditions, require us to satisfy specified financial and asset quality tests and may restrict our ability to engage in mergers or consolidations. In the past, including in 2015, we have obtained waivers or amendments from certain of our lenders in order to maintain compliance with certain covenants and other terms of our financing facilities, and we expect to seek waivers or amendments in the future if necessary.  There is no assurance our lenders would consent to a waiver or amendment in the event of noncompliance or that such consent would not be conditioned upon the receipt of a cash payment, increased interest rates or other revised terms. If we fail to meet or satisfy any covenants or representations and warranties contained in our financing agreements, including the failure to maintain or satisfy requirements imposed by the GSEs or Ginnie Mae, we could be in default under these agreements and our lenders could elect to declare any and all amounts outstanding under the agreements immediately due and payable, enforce their respective interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings. Many of our financing agreements contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default.
Our mortgage servicing business involves significant operational risks.
We have grown our mortgage servicing business rapidly over the past several years. Our mortgage servicing business involves, among other things, complex record-keeping, the handling of numerous payments each month, a significant amount of consumer contact and participation in foreclosure and bankruptcy proceedings, all of which are subject to detailed, prescriptive and sometimes unclear regulation and client requirements, and performing these tasks in a compliant, timely and profitable manner involves significant operational risk. We have suffered operational deficiencies due to the operational risks associated with servicing mortgages and/or our rapid expansion. If we continue to experience operational deficiencies in the future, this could adversely affect our results of operations and could also lead to potential violations of governmental regulations followed by enforcement penalties and fines.
When we acquire the rights to service mortgages, particularly GSE mortgages, we may incur liability that is the result of errors or violations of law attributable to prior originators and servicers of such mortgages to the extent applicable law or our contractual arrangements expose us to such liability, which is normally the case absent additional contractual arrangements that are negotiated on a transaction by transaction basis. In certain circumstances, we have obtained contractual arrangements meant to minimize our exposure to such liabilities. Such contractual arrangements can take the form of, for example, liability bifurcation agreements with the GSEs pursuant to which such liabilities are not assumed by us, or an indemnification pursuant to which we are indemnified for such liabilities by the former owners of the MSRs. There is no assurance that any such arrangements, even if obtainable, enforceable and collectible, will be sufficient in amount, scope or duration to fully offset the possible liabilities arising from a particular acquisition. Furthermore, there is no assurance that any such indemnification will cover losses resulting from claims that may be asserted against us by a GSE or others with respect to errors or violations that occurred prior to a particular acquisition by us.
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
Our master servicing agreements with GSEs also require that we service in accordance with GSE servicing guidelines. Failure to comply with servicing standards, to maintain certain tangible net worth levels and satisfy other requirements could result in termination of our agreements with the GSEs. For example, under our mortgage selling and servicing contract (including the amendments and addendums thereto) with Fannie Mae, Fannie Mae has the ability to terminate such contract (i) without cause, subject to payment of an agreed-upon termination fee or (ii) with cause, in which case Fannie Mae would not be obligated to pay us a termination fee. Events that could allow Fannie Mae to terminate such contract for cause include, without limitation, a breach of the mortgage selling and servicing contract by us, our failure to comply with certain servicing guidelines, or a change in our financial status that, in Fannie Mae’s opinion, materially and adversely affects our ability to satisfactorily service mortgages.

Under our sub-servicing contracts (including any amendments and addendums thereto), the primary servicers for whom we conduct sub-servicing activities have the right to terminate our sub-servicing rights with or without cause, with generally 60 to 90 days’ notice to us. In some instances, the sub-servicing contracts require payment to us of a deboarding fee upon transfer, while in other instances there is little to no consideration paid to us in connection with any transfer or other termination of sub-servicing rights. Additionally, from time to time, GSEs and other clients for whom we conduct sub-servicing activities could sell the mortgage servicing rights relating to some or all of the loans we sub-service for such client, which could lead to a termination of our sub-servicing engagement with respect to such mortgage servicing rights and a decrease in our sub-servicing revenue. We expect to continue to seek additional sub-servicing opportunities under terms and conditions, which could exacerbate these risks.
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
In connection with our purchase of Fannie Mae MSRs from ResCap on January 31, 2013, we agreed to service the mortgage loans for which the MSRs were acquired in accordance with the servicing standards set forth in a Consent Judgment, the National Mortgage Settlement, filed on April 4, 2012 in a legal proceeding involving ResCap as a party. Accordingly, we are subject to periodic testing by the Monitor, who was appointed under the Consent Judgment and charged with responsibility to determine whether the servicers subject to the NMS are complying with the NMS servicing standards and satisfying the requirements of the Consent Judgment. In the past, we have not passed the testing of certain metrics and submitted various corrective action plans and remediation plans to the Monitor. More recently, the Monitor has filed various reports with the applicable court, stating that Ditech Financial had passed all metrics tested relating to 2014 testing periods and in the calendar quarters ended March 31, 2015 and June 30, 2015. We expect the Monitor to file its final report relating to the quarter ended September 30, 2015 in the near-term. Although we have devoted considerable resources to ensuring compliance with the NMS requirements, there is no assurance that our corrective action plans will continue to be successful and that we will pass all remaining metrics and remediation tested. If we were to fail a metric, we may be obligated to indemnify ResCap in the event ResCap is fined or penalized as a result of such testing results.
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which a borrower is not making payments, we are required under some of our mortgage servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for credit owners. In addition, we must pay property taxes, insurance premiums, legal expenses and make other protective advances on behalf of the borrower. We also advance funds to maintain, repair and market real estate properties on behalf of credit owners. Our obligation to make such advances may increase in connection with any future acquisitions of servicing portfolios and any additional sub-servicing contracts. In certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed.
Servicing advances are generally recovered when a mortgage loan delinquency is resolved, the loan is repaid or refinanced, a liquidation occurs, or through the agency claim process. Regulatory actions that lengthen the foreclosure process may increase the amount of servicing advances we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred by us in connection with such advances. In certain circumstances, we have been, and we may in the future be, unable to collect reimbursement for advances if we do not seek reimbursement in a timely manner or have the proper documentation supporting the advance. We have experienced delays in the collection of reimbursements for advances in the past. Additional or significant delays in our ability to collect advances could adversely affect our liquidity, and our inability to be reimbursed for advances would adversely affect our business, financial condition or results of operations.
When we purchase mortgage servicing rights from prior servicers, we may also acquire outstanding servicer and protective advances related to those rights.  As of December 31, 2015, approximately $500 million of our net servicer and protective advances had been acquired by us from prior servicers.  In our agreements under which we have acquired MSRs, the prior servicer generally represents that the advances we have acquired from them are eligible for reimbursement by the credit owner and indemnifies us for breaches of that representation.  However, the prior servicer’s indemnification obligation with respect to advances generally expires four years after the acquisition date (or at another specific date), and in order to claim indemnification we may have to satisfy other conditions precedent.  Our ability to file indemnity claims with the prior servicer before the expiration date and to meet other conditions precedent may be affected by factors outside our control.  For example, if we submit claims for advance reimbursement from the credit owner and such credit owner fails to resolve such claims before the expiration date elapses, we may be unable to seek indemnity for such claims.  As a result, despite the indemnification arrangements, we may experience losses relating to advances that we have acquired from prior servicers.

Our failure to renew one or more of our advance financing facilities or warehouse facilities, or any loss of a material amount of borrowing capacity under such facilities, could have a material adverse effect on our business, financial condition, liquidity or results of operations.
We have financing facilities that we depend upon to finance, on a short-term basis, our servicer advances and our residential loan originations and repurchase activities, including the repurchase of HECMs out of Ginnie Mae securitization pools. Each of these facilities is typically subject to renewal every year and contains provisions that in certain circumstances could prevent us from utilizing any unused capacity under such facility and/or that could accelerate our repayment of amounts outstanding under such facility. Only servicing advances and residential loans (including repurchased residential loans) that meet certain eligibility requirements as defined in the relevant financing facility agreements are eligible to be financed using such facilities. The financing facilities require us to maintain a good standing relationship with the GSEs, and if any contract governing such relationship were terminated, it would limit or eliminate our ability to fund our borrowing needs. In addition, amounts borrowed under our servicing advance facilities are due on a fixed date (unless extended) and, in certain circumstances, we may be required to repay such amounts before we have been reimbursed for the related advances.
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
Our servicing portfolio is subject to "run-off," meaning that mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process. While we seek to replenish our servicing portfolio through the addition of sub-servicing contracts and through our own MSR originations and acquisitions of MSRs from third parties, we cannot assure you that we will be successful in maintaining the size of our servicing portfolio.
Our ability to maintain or grow our servicing business may depend, in part, on our ability to acquire servicing rights from third parties. This depends on many factors, including the willingness and ability of the current owners of servicing rights to transfer such servicing rights, and in most cases GSEs and/or government authorities granting consent for such transfers. In part because of consumer complaints about problems arising from servicing transfers, regulatory scrutiny of, and interference with, such transfers has increased. We do not have any control over the scope and/or timing of the current owners’ efforts to transfer servicing.
There is significant competition in the non-bank servicing sector for servicing rights made available for purchase, and the supply of such portfolios may decline as the opportunity created by the financial crisis ebbs. These and other factors could increase the price we pay for such portfolios or reduce sub-servicing margins, which could have a material adverse effect on our business, financial condition and results of operations. In determining the purchase price we are willing to pay for servicing rights and the fee for which we are willing to accept sub-servicing engagements, management makes certain assumptions regarding various factors, many of which are beyond our control, including, among other things:

•	origination vintage and geography;

•	loan to value ratio;

•	stratification of FICO scores;

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	incentive and ancillary fee income; and

•	amounts of future servicing advances.
The methodology used to determine the purchase price we are willing to pay for servicing rights and the fee for which we are willing to accept sub-servicing engagements is complex and management’s assumptions about matters affecting pricing may prove to be inaccurate. As a result, we may not be successful in completing acquisitions on favorable terms or at all or we may overpay or not realize anticipated benefits of acquisitions in our business development pipeline.

In addition, although we are currently planning to try to increase our sub-servicing activities, we may not be successful in achieving this goal. If we fail to do so, our servicing portfolio could decline or we may be required to invest our capital in acquiring servicing rights.
Changes in prepayment rates on loans we service due to changes in interest rates, government mortgage programs or other factors could result in reduced earnings or losses.
Changes in prepayment rates on loans we service could result in reduced earnings or losses. Many factors beyond our control affect prepayment rates, including changes in interest rates and government mortgage programs. Many borrowers can prepay their mortgage loans through refinancings when mortgage rates decrease. Any increase in prepayments could reduce our servicing portfolio and have a significant impact on our net servicing revenue and fees. For example:

•
If prepayment speeds increase, our net servicing revenue and fees will decline more rapidly than anticipated because of the greater than expected decrease in the number of loans or unpaid balance on which those fees are based.

•
Amortization of servicing rights carried at amortized cost is a significant reduction to net servicing revenue and fees. Since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speeds leads to increased amortization as we revise downward our estimate of total expected income. Faster prepayment speeds will also result in higher compensating interest expense.

•
The change in fair value of servicing rights carried at fair value can have a significant impact on net servicing revenue and fees. We base the price we pay for servicing rights and assess the value of our servicing rights on, among other things, our projection of servicing-related cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds increase more than expected, we may be required to write down the value of our servicing rights, which would have a negative impact on our net servicing revenue and fees.

A downgrade in our servicer ratings could have an adverse effect on our business, financial condition or results of operations.
Standard & Poor's and Moody's rate us as a residential loan servicer. These ratings may be downgraded in the future. Any such downgrade could adversely affect our business, financial condition or results of operations, as well as our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae and Freddie Mac. In particular, the Fannie Mae selling and servicing guide and certain of our servicing agreements require that we maintain a servicer rating of at least “average” (or the corresponding equivalent rating). Our failure to maintain favorable or specified ratings may cause our termination as servicer and further impair our ability to consummate future servicing transactions, which could have an adverse effect on our business, financial condition or results of operations.
An increase in delinquency rates could have a material adverse effect on our business, financial position, results of operations and cash flows.
Delinquency rates can have a significant impact on our revenues and expenses and the value of our MSRs. For example, an increase in delinquencies may result in lower revenues because, for some GSE and other business, we may only collect servicing fees for performing loans. Additionally, while increased delinquencies may generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated and are generally only recognized as revenue upon collection. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts. Delinquencies can also increase our liability for servicing advances, as we may be required to advance certain payments early in a delinquency, which could impact our liquidity. An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers.
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
Although we are neither a direct party to these consent orders nor a banking organization, we have become subject to certain aspects of the consent orders to the extent: (i) we sub-service loans for the servicers that are parties to the consent orders; (ii) our clients require that we comply with certain aspects of the consent orders; or (iii) we otherwise find it prudent to comply with certain aspects of the consent orders. Further, certain laws, rules and regulations enacted or promulgated since the consent orders were entered into impose requirements on us that are similar to certain aspects of the consent orders. The settlement also adds requirements for loss mitigation programs, including restrictions on the imposition of force-placed lender insurance and other activities designed to keep borrowers in their homes. In addition, in connection with certain of our acquisitions, we agreed to certain monitoring of our servicing of these assets, which is required under the consent orders. Changes to our servicing practices could increase compliance costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.
Lender-placed insurance is under increased scrutiny by regulators and, as a result of recent changes, income from commissions for our insurance business has been reduced.
Under certain circumstances, when borrowers fail to provide hazard insurance on their residences, the owner or servicer of the loan may place such insurance to protect the collateral and passes on the premium to the borrower. Our insurance agency has acted as an agent for this purpose, placing the insurance coverage with a third-party carrier for which the agency may earn a commission.
Effective June 1, 2014, mortgage servicers and their affiliates may not receive commissions or other forms of compensation in connection with lender-placed insurance on GSE loans. Certain states have also imposed or proposed restrictions on the ability of mortgage servicers and their affiliates to receive commissions in connection with lender-placed insurance on mortgage loans relating to residential property located in the applicable state, and additional states may impose the same or similar restrictions in the future. Due to these and other recent regulatory developments surrounding lender-placed insurance policies, our sales commissions related to lender-placed insurance policies have decreased. In the event a potential sale of substantially all of our insurance business is consummated, we will no longer receive any sales commissions from such insurance.
Additionally, Ditech Financial is subject to several putative class action lawsuits that allege Ditech Financial and its affiliates improperly received benefits from lender-placed insurance providers in the form of commissions for work not performed, services provided at a reduced cost, and expense reimbursements that did not reflect the actual cost of the services rendered. See Item 3. Legal Proceedings for additional information, including a discussion of the settlement agreement reached between the parties in one such matter, which agreement remains subject to court approval.
We may be subject to liability for potential violations of predatory lending, antidiscrimination statutes and/or servicing laws, which could adversely impact our results of operations, financial condition and business.
Various federal, state and local laws are designed to discourage predatory lending, discrimination based on certain characteristics and other servicing practices. HOEPA prohibits inclusion of certain provisions in residential loans that have mortgage rates, origination costs or prepayment penalties in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as "high cost" loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as a loan originator, as a servicer or as an assignee or purchaser, in the case of acquired loans, to monetary penalties and could result in the borrowers rescinding the affected residential loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially and adversely impact our results of operations, financial condition and business.

Antidiscrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions, or protected classes. These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a “disparate impact” on protected classes. While the U.S. Supreme Court recently confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act, it is still unclear whether the theory applies under ECOA. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply. Furthermore, many industry observers believe that the CFPB’s “ability to pay” rule will have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that originate only “qualified mortgages,” such as Ditech Financial, may be exposed to discrimination claims under a disparate impact theory.
The expiration of, or changes to, government mortgage modification, refinancing or other programs could adversely affect future revenues.
Under HAMP, HARP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any mortgage refinancing or modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. We participate in and have dedicated numerous resources to HAMP and HARP, benefiting from fees and from significant loan originations volumes. Changes in legislation or regulation regarding such loan modification programs and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase the expense of our participation in such programs. We expect refinancing and modification volumes, revenues and margins to decline in 2016 as we believe peak HARP and HAMP refinancings and modifications have already occurred. In addition, the HAMP and HARP programs are currently scheduled to terminate on December 31, 2016, which could have a significant adverse effect on our originations volumes.
We cannot accurately predict the amount of incentive payments and ancillary fees we will earn on our servicing portfolio.
We earn incentive payments and ancillary fees in connection with servicing our residential loan portfolio. The amount of such payments and fees, and the timing of our receipt of such payments and fees, is dependent upon many factors, some of which are not in our control. For example, some of our servicing contracts contain periodic performance payments that are determined by formulas and/or are tied to the performance of our competitors. Inasmuch as we have little or no insight into the performance of our competitors, it is difficult, if not impossible in some instances, to predict with any certainty the amount of these incentive payments, if any. We also earn certain ancillary fees, such as, for example, late fees, the amount of which can vary significantly from period to period, in most instances due to circumstances over which we have no control. In certain circumstances, payments and ancillary fees can be, and have been, modified or eliminated by a credit owner with little or no notice to us. If certain of our assumptions relating to the amount of incentive payments or ancillary fees we expect to earn and collect in a given period prove to be materially inaccurate, due to the reduction or elimination of any of these fees or otherwise, or if regulators challenge the legitimacy of any of these fees, this could adversely affect our business, financial condition, liquidity and results of operations.
We may not be able to continue to grow our loan originations business, which could adversely affect our business, financial condition and results of operations.
Our mortgage originations business is conducted principally through our correspondent lending, consumer retention and consumer direct channels. Our correspondent lending channel, in which we purchase closed mortgage loans from a network of lenders in the marketplace, grew significantly in 2015. We face intense competition and generally have historically experienced lower margins in the correspondent lending channel as compared to the margins we have experienced in our consumer retention and consumer direct channels. Through our consumer retention channel, we refinance or provide new loans to borrowers whose loans we currently service. The volume of originations in the consumer retention channel has depended in large part upon the HARP program, which is scheduled to expire in 2016. We believe peak HARP refinancing volumes occurred in prior periods. We are seeking to increase the volume of new purchase money mortgages we originate in the consumer direct channel by using sales lead aggregators, television and internet marketing to reach new borrowers and special campaigns to attract existing servicing customers. In early 2016, we closed our consumer retail originations channel. If we are unable to expand our origination channels successfully, including building our correspondent lending channel and developing our consumer direct channel, this could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our mortgage originations business is highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Failure to maintain our relationships with each of Fannie Mae, Freddie Mac and Ginnie Mae could materially and adversely affect our business, financial position, results of operations and cash flows.
Our ability to generate revenues in our mortgage originations business is highly dependent on programs administered by Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. Our status as a Fannie Mae, Freddie Mac and Ginnie Mae approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guidelines and failure to adhere to such guidelines could result in the unilateral termination or suspension of our status as an approved seller/servicer.
During 2015, substantially all of our originated mortgage loans were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae. We also derive other material financial benefits from our relationships with Fannie Mae, Freddie Mac and Ginnie Mae, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees. Our failure to maintain our relationship with Fannie Mae, Freddie Mac or Ginnie Mae could materially and adversely affect our business, financial position, results of operations and cash flows.
Additionally, the FHFA has in the past increased guarantee fees that the GSEs charge lenders for guaranteeing the timely payment of principal and interest on their mortgage-backed securities and we cannot assure you that they will not increase such fees in the future. Any future increases in guarantee fees or changes to their structure may generally raise lending costs and restrict the availability of credit, particularly to higher risk borrowers, and negatively affect our ability to grow, and the performance of, both our servicing and lending businesses.
We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.
In deciding whether to extend credit or to enter into other transactions with borrowers and counterparties, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, correspondent lender, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our correspondent lenders are generally obligated to repurchase any loans they have sold to us for which a misrepresentation has been made. We, however, may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. In addition, our correspondent lenders may not have sufficient resources to repurchase loans for which a misrepresentation has been made. Therefore, any such misrepresented information could adversely affect our business, financial condition and results of operations.
We may be required to make indemnification payments relating to, and/or repurchase, mortgage loans we sold or securitized, or will sell or securitize, if our representations and warranties relating to these mortgage loans are inaccurate at the time the loan is sold or securitized, or under other circumstances.
To finance our future operations, we generally sell or securitize the loans that we originate or purchase through our correspondent and other channels. Our contracts relating to mortgage loans we sell or securitize contain provisions that require us, under certain circumstances, to make indemnification payments relating to, and/or repurchase, such loans. Our indemnification and repurchase obligations vary contract by contract, but such contracts typically require us to either make an indemnification payment and/or repurchase a loan if, among other things:

•
our representations and warranties relating to the loan are materially inaccurate, including but not limited to representations concerning loan underwriting, regulatory compliance or property appraisals;

•	we fail to secure adequate mortgage insurance within a certain period after closing; or

•	the borrower fails to make certain initial loan payments due to the purchaser.
We believe that our maximum repurchase exposure under such contracts is the origination UPB of all mortgage loans we have sold or securitized. At December 31, 2015, our maximum exposure to repurchases due to potential breaches of representations and warranties was $51.3 billion and was based on the original UPB of loans sold from the beginning of 2013 through the year ended December 31, 2015, adjusted for voluntary payments made by the borrower on loans for which we perform servicing. To recognize the potential mortgage loan repurchase or indemnification losses, we have recorded a reserve of $23.1 million at December 31, 2015. In 2015, we incurred losses of $1.4 million related to such indemnification and repurchase activity. If our mortgage loan originations increase in the future, our indemnification and repurchase requests may also increase. During periods of elevated mortgage payment delinquency rates and declining housing prices, originators have experienced, and may in the future continue to experience, an increase in loan repurchase and indemnification claims due to actual or alleged breaches of representations and warranties in connection with the sale or servicing of mortgage loans. The estimate of our loan repurchase and indemnification liability is subjective and based upon our projections of the future incidence of loan repurchase and indemnification claims, as well as loss severities. Losses incurred in connection with loan repurchase and indemnification claims may be in excess of our estimates (including our estimate of liabilities we will assume in an acquisition and factor into our purchase price). Our reserve for indemnification and repurchase obligations may increase in the future. If we are required to make indemnification payments with respect to, and/or repurchase, mortgage loans that we originate and sell or securitize in amounts that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.
From time to time, the FHFA proposes revisions to the GSEs' standard representation and warranty framework, under which the GSEs require lenders to repurchase mortgage loans under certain circumstances. For example, in January 2013, the FHFA sought to relieve lenders of obligations to repurchase loans that had clean payment histories for 36 months. In May 2014, the FHFA and the GSEs announced additional clarifications. We cannot predict how recent or future changes to the GSEs' representation and warranty framework will impact our business, liquidity, financial condition and results of operations.
We originate, securitize and service reverse loans, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
We originate, securitize and service reverse loans. The reverse loans business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. A reverse loan (e.g., a HECM) is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. We depend on our ability to securitize reverse loans, subsequent draws, mortgage insurance premiums and servicing fees, and our liquidity and profitability would be adversely affected if our ability to access the securitization market were to be limited or if the margins we earn in connection with such securitizations were to be reduced. Defaults on reverse loans leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums, or fail to meet occupancy requirements. An increase in foreclosure rates may increase our cost of servicing. We may become subject to negative publicity in the event that defaults on reverse mortgages lead to foreclosures or evictions of homeowners.
As a reverse loan servicer, we are responsible for funding any payments due to borrowers in a timely manner, remitting to credit owners interest accrued, paying for interest shortfalls, and funding advances such as taxes and home insurance premiums. During any period in which a borrower is not making required real estate tax and property insurance premium payments, we may be required under servicing agreements to advance our own funds to pay property taxes, insurance premiums, legal expenses and other protective advances. We also may be required to advance funds to maintain, repair and market real estate properties. In certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a reverse loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the reverse loan is repaid or refinanced or liquidation occurs. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could adversely affect our business, financial condition or results of operations. Advances are typically recovered upon weekly or monthly reimbursement or from securitization in the market. We could receive requests for advances in excess of amounts we are able to fund, which could materially and adversely affect our liquidity. All of the above factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.
Material changes to the laws, regulations, rules or practices applicable to reverse loan programs operated by FHA, HUD or Ginnie Mae, or a loss of our approved status under such programs, could adversely affect our reverse mortgage segment.
The reverse loan industry is largely dependent upon the FHA, HUD and government entities like Ginnie Mae. There can be no guarantee that any or all of these entities will continue to participate in the reverse mortgage industry or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse loan programs. The principal reverse loan product we originate is the HECM, an FHA-insured loan that must comply with FHA and other regulatory requirements. The FHA regulations governing the HECM product have changed from time to time. For example, the FHA, on January 30, 2013, consolidated its standard fixed-rate reverse loan program with its fixed-rate saver program, which limits the amounts borrowers can draw. On September 3, 2013, the FHA announced changes to the HECM program, pursuant to authority under the Reverse Mortgage Stabilization Act, signed into law on August 9, 2013. The changes impact initial mortgage insurance premiums and principal limit factors, impose restrictions on the amount of funds that senior borrowers may draw down at closing and during the first 12 months after closing, and require a financial assessment for all HECM borrowers to ensure they have the capacity and willingness to meet their financial obligations and the terms of the reverse loan. Key components of the financial assessment include a credit history and property charge payment history analysis, a cash flow/residual income analysis, and an analysis of compensating factors and extenuating circumstances to determine if the applicant is eligible for a HECM loan. In addition, the changes require borrowers to set aside a portion of the loan proceeds they receive at closing (or withhold a portion of monthly loan disbursements) for the payment of property taxes and homeowners insurance based on the results of the financial assessment. The new HECM requirements generally became effective on September 30, 2013, with the new financial assessment requirements and funding requirements for the payment of property charges taking effect on April

27, 2015. The FHA also amended or clarified requirements related to both HECM originations and servicing through a series of issuances in 2013, 2014 and 2015. The new requirements relate to advertising, restrictions on loan provisions, limitations on payment methods, new underwriting requirements, revised principal limits, revised financial assessment and property charge requirements, the treatment of non-borrowing spouses and “due and payable” policies and parameters. These changes adversely affected the volumes and margins of our new reverse loan originations in 2014 and 2015 while also increasing the costs required to attract new borrowers of reverse loans. Although the industry has experienced a decrease in volume subsequent to implementing the new financial assessment requirements, it is still unclear the amount attributable to the related, compulsory operating changes and what impact these changes will have on future volumes of reverse loan originations.
In addition, our statuses as an approved non-supervised FHA mortgagee and an approved Ginnie Mae issuer and servicer are subject to compliance with FHA’s and Ginnie Mae’s respective regulations, guides, handbooks, mortgagee letters and all participants’ memoranda. If a Ginnie Mae issuer defaults under its program obligations to Ginnie Mae, Ginnie Mae has a right to terminate the approved status of the issuer, seize the mortgage servicing rights of such issuer without compensation (which includes the right to be reimbursed for outstanding advances from the FHA), demand indemnification for its losses, and impose administrative sanctions, which may include civil money penalties. Each subsidiary of the Company that is a Ginnie Mae issuer has also entered into a cross default agreement with Ginnie Mae which provides that, upon the default by a subsidiary under an applicable Ginnie Mae program agreement, Ginnie Mae will have the right to (i) declare a default on all other pools and loan packages of that subsidiary and all pools and loan packages of any affiliated Ginnie Mae issuer that executed the cross default agreement and (ii) exercise any other remedies available under applicable law against each of the affiliated Ginnie Mae issuers.
Any discontinuation of, or significant reduction or material change in, the operation of the FHA, HUD or government entities like Ginnie Mae, or the loss of our approved non-supervised FHA mortgagee or Ginnie Mae issuer or servicer status, could have a material adverse effect on our overall business and our financial position, results of operations and cash flows.
If our estimated liability with respect to interest curtailment obligations arising out of servicing errors is inaccurate, or additional errors are found, and we are required to record additional material amounts, there may be an adverse impact on our results of operations or financial condition.
Subsequent to the completion of our acquisition of RMS, we discovered a failure by RMS to record certain liabilities to HUD, FHA and/or credit owners related to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes.
The Company had a curtailment obligation liability of $107.3 million at December 31, 2015 related to the foregoing which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the year ended December 31, 2015, the Company recorded a provision, net of expected third-party recoveries, related to the curtailment liability of $37.3 million. The Company has potential estimated maximum financial statement exposure for an additional $139.8 million related to similar claims, which are reasonably possible, but which the Company believes are primarily the responsibility of third parties (e.g., prior servicers and/or credit owners). The Company’s potential exposure to a substantial portion of this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations continue to be an industry issue. While we are pursuing, and will continue to pursue, mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure, we cannot assure you that any such efforts will be successful.
We had a curtailment obligation liability of $8.2 million at December 31, 2015 related to mortgage loan servicing which we assumed through an acquisition of servicing rights. We are obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
We cannot assure you that we will not discover additional facts resulting in changes to our estimated liability. To the extent we are required to record additional amounts as liabilities, there may be an adverse impact on our results of operations or financial condition.
See Item 3. Legal Proceedings for additional information.

If the market for HECM loans and other reverse loans does not grow, our business, liquidity, financial condition and results of operations may be materially adversely affected.
The growth of our business depends, in part, on growth in the demand for HECM loans and other reverse loans. During the second quarter of 2015, we revised our multi-year forecast for the reverse mortgage business, which incorporated lower projected revenues and reflected changes related to current market trends and other expectations about the anticipated operating results of the reverse mortgage business. If growth in demand for reverse loans does not occur, as a result of regulatory changes or other factors which we cannot predict, our business, liquidity, financial condition and results of operations may be materially adversely affected.
We may be unable to fund our HECM repurchase obligations, and/or face delays in our ability to make such repurchases, or we may be unable to assign repurchased HECM loans to the FHA, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.
We issue HMBS collateralized by HECM loans we originate. Under the Ginnie Mae HMBS program, we are required to repurchase a HECM loan from an HMBS pool we have issued when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount. There can be no assurance that we will have access to the funding necessary to satisfy our repurchase obligations, particularly if our actual repurchase obligations materially exceed our estimated repurchase obligations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional information.
When we repurchase a HECM loan that is not in default from an HMBS pool, we must fund such repurchase until we assign the repurchased HECM loan to the FHA and receive reimbursement, which generally occurs within 60 days of repurchase (assuming the repurchased loan continues to perform during such time). If a repurchased HECM loan goes into default (e.g., if the borrower has failed to pay real estate taxes or property insurance premiums) following our repurchase of such loan from an HMBS pool but prior to our assignment of such loan to the FHA, or is in default at the time we repurchase such loan from an HMBS pool, the FHA will not accept such loan for assignment and we must continue to fund such loan until the default is cured or we otherwise satisfy FHA requirements relating to foreclosure of the loan and sell the underlying property. Thus, we are exposed to financing risk when we must repurchase a HECM loan from an HMBS pool, which risk is exacerbated if such loan is in default at the time of repurchase or goes into default prior to our assignment of such loan to the FHA. In addition, we may be exposed to risk of loss of principal when a HECM loan goes into default, which risk is exacerbated for defaulted loans we seek to foreclose upon. Foreclosure of a HECM loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed HECM loan, especially in circumstances where we make an appraisal based claim to the FHA with respect to a HECM loan because we have not been able to liquidate the underlying property for an acceptable price within the timeframe established by the FHA.
During 2015, our repurchases amounted to approximately $333.2 million, with a balance of approximately $233.6 million at the end of 2015, an increase from approximately $114.7 million at the end of 2014.  We expect our repurchase obligations to increase through 2016 and in subsequent years, but the amount of repurchase obligations we will incur in any specific period in the future is uncertain, as it will be affected by, among other things, the rate at which borrowers draw down on amounts available under their HECM loans. In addition, the balance of funds we must commit to repurchases (and the related cost of such funding) will depend in part on how long we must hold and service such loans after repurchasing them.  As our funding needs increase for repurchased HECMs, we will seek to enter into new or increased lending facilities to provide a portion of such funds, however we cannot be certain such new facilities will be available or that our existing facilities will be extended.
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
If we are unable to fund our HECM repurchase obligations, for example because new or increased lending facilities are not available or in the event that our repurchase obligations in any period significantly exceed our expectations, or face delays in our ability to make such repurchases, or are unable, to assign repurchased HECM loans to the FHA, our business, liquidity, financial condition and results of operations could be materially adversely affected.

We may suffer operating losses as a result of not being fully reimbursed for certain costs and interest expenses on our HECM loans, or if we fail to originate or service such loans in conformity with the FHA’s guidelines.
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
Additionally, if we fail to service HECM loans in conformity with the FHA’s guidelines, we could lose our right to service the portfolio or be subject to financial penalties that could affect our ability to receive loss claims or result in the curtailment of FHA debenture rate reimbursement. The FHA may also at its discretion request indemnification from a lender on a possible loss on a HECM loan if it determines that the loan was not originated or serviced in conformity with its rules or regulations.
If we are unable to fund our tail commitments or securitize our HECM loans (including tails), this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We originate HECM loans with the intention of securitizing them, and we expect to securitize principal additions to a borrower’s HECM loan balance (for mortgage insurance premiums, servicing fees, interest, and borrower draws on lines-of-credit), which we refer to collectively as “tails.” We currently fund tails on a short-term basis with cash flows from operations until such tails are securitized. As of December 31, 2015, our unfunded tail commitment was $1.3 billion. If our operating cash flows are insufficient to fund our tail commitments and we are unable to obtain one or more alternative sources of funding for such commitments, or we are unable to securitize our HECM loans (including future tails), this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Our common stock price may experience substantial volatility which may affect your ability to sell our common stock at an advantageous price.
The market price of our common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated between $9.63 per share and $24.35 per share during 2015 and may continue to fluctuate. The volatility may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to reduced liquidity resulting from industry and regulatory matters, highly concentrated ownership of our common stock, acquisitions, dispositions or other material public announcements, along with a variety of additional factors including, without limitation, those set forth under these “Risk Factors.”
A downgrade in our credit ratings could negatively affect our cost of, and ability to access, capital.
Our ability to obtain adequate and cost effective financing depends in part on our credit ratings. Our credit ratings may be subject to revision, including downgrade, or withdrawal at any time by the assigning rating agency. A negative change in our ratings outlook or any downgrade in our current credit ratings by the rating agencies that provide such ratings could adversely affect our cost of borrowing and/or access to sources of liquidity and capital. Such a downgrade could adversely affect our access to the public and private credit markets and increase the costs of borrowing under available credit lines, which could adversely affect our business, financial condition, results of operations and cash flows.
Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our MSRs, either of which could have a material adverse effect on our business, financial position, results of operations or cash flows.
Historically, rising interest rates have generally been associated with a lower volume of loan originations and lower pricing margins due to a disincentive for borrowers to refinance at a higher interest rate, while falling interest rates have generally been associated with higher loan originations and higher pricing margins, due to an incentive for borrowers to refinance at a lower interest rate. Accordingly, increases in interest rates could materially and adversely affect our mortgage loan origination volume, which could have a material and adverse effect on our overall business, consolidated financial position, results of operations or cash flows. In addition, changes in interest rates may require us to post additional collateral under certain of our financing arrangements and derivative agreements, which could impact our liquidity.
Changes in interest rates are also a key driver of the performance of our mortgage servicing segment as the values of our MSRs are highly sensitive to changes in interest rates. Historically, the value of our MSRs has increased when interest rates rise, as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline, as lower interest rates lead to increased prepayment rates. As a result, substantial volatility in interest rates materially affects our mortgage servicing business, as well as our consolidated financial position, results of operations and cash flows.

In addition, rising interest rates could (i) require us to post additional collateral under certain of our financing arrangements, which could adversely impact our liquidity, (ii) negatively impact our reverse loan originations and servicing businesses, particularly our volume of originations, the amount we earn in connection with the securitization of HECM loans (including tails) that were originated in a lower interest rate environment, and our exposure with respect to a portion of the accrued interest on HECM loans that go into default while in an HMBS pool, (iii) negatively impact our mortgage loan origination volumes, and (iv) have other material and adverse effects on our business, consolidated financial position, results of operations or cash flows, such as, for example, generally making it more expensive for us to fund our various businesses.  In a declining interest rate environment, we have been, and could in the future be, required to post additional collateral under certain of our derivative arrangements, which could adversely impact our liquidity.
Failure to hedge effectively against interest rate changes may adversely affect results of operations.
The Company currently uses derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. The Company may also enter into commitments to purchase MBS as part of its overall hedging strategy. In the future, we may seek to manage our exposure to interest rate changes by using interest rate hedging agreements, such as interest swaps and options. The nature and timing of hedging transactions may influence the effectiveness of a given hedging strategy, and no hedging strategy is consistently effective. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available at all, or at favorable terms, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition or results of operations.
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
The financial services industry as a whole is characterized by rapidly changing technologies. System disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion (e.g., cyber-attack), computer viruses and disabling devices, natural disasters and other similar events, may interrupt or delay our ability to provide services to our borrowers. Security breaches, acts of vandalism and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we use to protect our borrowers' personal information and transaction data. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third party liability, and this could adversely affect our business, financial condition or results of operations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cybersecurity for additional information relating to cybersecurity.
We are in the process of transitioning our mortgage servicing business to MSP, a mortgage and consumer loan servicing platform, and problems with the transition to, or implementation of, MSP could interfere with our business and operations and adversely affect our financial condition.
We are in the process of transitioning our mortgage servicing business to MSP, a mortgage and consumer loan servicing platform. We have invested, and will continue to invest, significant capital and human resources in the transition to and implementation of MSP. We have experienced decreases in productivity and increased costs as our employees implement and become familiar with the new system. Any disruptions, delays or deficiencies in such efforts, particularly any disruptions, delays or deficiencies that impact our operations, including loss of customer data, could have a material adverse effect on our business and operations. Furthermore, the transition to and implementation of MSP has been more costly than we initially anticipated and our current estimates for the remaining cost and time required to completely transition to and implement MSP may be wrong. If we are unable to successfully transition to and implement MSP as planned, our financial position, results of operations and cash flows could be adversely impacted.

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
We have obtained insurance coverage that protects us against losses from unauthorized penetration of company technology systems, employee theft of customer and/or company private information, and company liability for third party vendors who mishandle company information. This insurance includes coverage for third party losses as well as costs incidental to a breach of company systems such as notification, credit monitoring and identity theft resolution services. However, there can be no guarantee that every potential loss due to cyber-attack or theft of information has been insured against, nor that the limits of the insurance we have acquired will be sufficient to cover all such losses.
Our vendor relationships subject us to a variety of risks.
We have vendors that, among other things, provide us with financial, technology and other services to support our businesses. With respect to vendors engaged to perform activities required by servicing or originations criteria or regulatory requirements, we are required to take responsibility for assessing compliance with the applicable servicing or originations criteria or regulatory requirements for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing or originations criteria or regulatory requirements applicable to the vendor. In the event that a vendor’s activities do not comply with the servicing or originations criteria or regulatory requirements, it could materially negatively impact our business. In addition, we rely on third-party vendors for certain services important or critical to our business, such as Black Knight Financial Services, LLC, with whom we've signed a long-term Loan Servicing Agreement for the use of MSP. If our current vendors, particularly the vendors that provide important or critical services to us, were to stop providing such services to us on acceptable terms, we may be unable to procure such services from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.
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
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. We compete with a great number of competitors in the mortgage banking market for both the servicing and originations businesses as well as in our reverse mortgage and complementary businesses. Key competitors include financial institutions and non-bank servicers and originators. Many of our competitors, particularly banks, are substantially larger and have considerably greater financial, technical and marketing resources, and typically have access to greater financial resources and lower funding costs. All of these factors place us at a competitive disadvantage. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Competition to service mortgage loans may result in lower margins. Because of the relatively limited number of servicing customers, our competitive position is impacted by our ability to differentiate ourselves from our competitors through our servicing platform and our failure to meet the expectations of any one of such customers could materially impact our business. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition or results of operations.
From time to time, we announce various strategic initiatives for our business, including without limitation initiatives relating to acquisitions and dispositions of mortgage servicing rights and other assets, changes in the mix of our fee-for-service business, balance sheet assessment and optimization, reducing our debt, developing and growing certain portions of our business, the use of capital partners, cost savings and operational efficiencies, and other matters. Our ability to achieve such initiatives is dependent upon numerous factors, many of which are not in our control. Our failure to achieve some or all of our strategic initiatives in a timely and efficient manner, or at all, could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
We periodically explore opportunities to grow our business through the acquisition of MSRs and other businesses and assets. Our ability to realize the anticipated benefits of past, pending or potential future acquisitions will depend, in part, on our ability to integrate these acquisitions into our business and is subject to certain risks, including:

•	our ability to successfully combine the acquired businesses with ours;

•	whether the combined businesses will perform as expected;

•	the possibility that we inaccurately value assets or businesses we acquire, that we pay more than the value we will derive from the acquisitions, or that the value declines after the acquisition;

•	the reduction of our cash available for operations and other uses;

•	the disruption to our operations inherent in making numerous acquisitions over a relatively short period of time;

•	the disruption to the ongoing operations at the acquired businesses;

•	the incurrence of significant indebtedness to finance our acquisitions;

•	the assumption of certain known and unknown liabilities of the acquired businesses;

•	uncoordinated market functions;

•	unanticipated issues and delays in integrating the acquired business or any information, communications or other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	unanticipated liabilities associated with the acquired business, assets or joint venture;

•	additional costs or capital requirements beyond forecasted amounts;

•	delays in the completion of acquisitions, including due to delays in or the failure to obtain approvals from governmental or regulatory entities;

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
We estimate the fair value for certain assets (including MSRs) and liabilities by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The methodology used to estimate these values is complex and uses asset-specific collateral data and market inputs for interest and discount rates and liquidity dates.
Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, delinquency and default levels are higher than anticipated or other events occur, we may be required to write down the value of certain assets, which could adversely affect our earnings.
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
At December 31, 2015, we had $367.9 million of goodwill and $84.0 million of other intangible assets. We evaluate goodwill for impairment at the reporting unit level as of October 1 of each year, or whenever events or circumstances indicate potential impairment.   A significant decline in our reporting unit performance, increases in equity capital requirements, increases in the estimated cost of debt or equity, a significant adverse change in the business climate or a sustained decline in the price of our common stock may necessitate our taking charges in the future related to the impairment of our goodwill. We incurred impairment charges of $207.6 million and $82.3 million during 2015 and 2014, respectively. The goodwill evaluation performed during the fourth quarter of 2015 indicated the estimated implied fair value of the Servicing reporting unit's goodwill at the evaluation date was less than its book value, therefore requiring an impairment charge of $151.0 million. The goodwill evaluations performed in the second quarters of 2015 and 2014 indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill at each evaluation date was less than its book value, therefore requiring impairment charges of $56.5 million and $82.3 million, respectively. As a result of these goodwill impairment charges, the Reverse Mortgage reporting unit no longer has goodwill. If we determine that our goodwill or another intangible asset is impaired, we may be required to record additional significant charges to earnings that could adversely affect our financial condition and operating results.
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
It is possible that material weaknesses and/or control deficiencies could be identified by our management or by our independent auditing firm in the future, or may occur without being identified. The existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate such weakness or deficiency and management may not be able to remediate the same in a timely manner. Any such weakness or deficiency, even if remediated quickly, could result in regulatory scrutiny or lead to a default under our indebtedness. Furthermore, any material weakness requiring disclosure could cause investors to lose confidence in our reported financial condition, materially affect the market price and trading liquidity of our debt instruments, reduce the market value of our common stock and otherwise materially adversely affect our business and financial condition.
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

We will have to manage the conflicts of interests inherent in the investment allocation commitments we have made to WCO and our own investment objectives. Our failure to deal appropriately with conflicts of interest or maintain our relationship with WCO could damage our reputation, expose us to regulatory risks, and adversely affect our business.
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
Mr. Dixon, our Vice Chairman, Chief Executive Officer and President, also serves as Chief Executive Officer, Chief Investment Officer and a member of the board of directors of WCO. Mr. Dixon may have conflicts between his duties to us and our subsidiaries and his duties to WCO. Mr. Dixon also owns shares of us but not WCO, which could create the perception of additional conflicts of interest regarding investment decisions for WCO and us. The management team of WCO is comprised of persons that are also officers and/or employees of Walter and its subsidiaries, and such persons may have conflicts between their duties to us and our subsidiaries and their duties to WCO. Mr. O’Brien, our former Chief Executive Officer and a current member of our Board of Directors, served on the board of directors of WCO until his voluntary resignation from such board, effective December 31, 2014. Conflicts of interest may also exist or develop regarding various matters, including decisions about the allocation of specific investment opportunities between us on the one hand and WCO on the other, in situations involving sales of assets by us to WCO, and in situations where we may seek to service mortgage assets held by WCO. We attempt to manage such potential conflicts through our practices, our internal compliance policies and procedures, our allocation policy and the agreements we negotiated with WCO, although no assurance can be given that conflicts will not nevertheless arise.
Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. It is possible that potential or perceived conflicts could give rise to disagreements with WCO or regulatory enforcement actions as a result of GTIM’s obligations as the investment advisor to WCO or result in a breach of the restrictive covenants contained in our debt agreements. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, hamper our ability to raise additional funds, discourage counterparties to do business with us, and damage our investment in WCO and could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We have entered into various transactions with WCO and expect to continue doing so as part of our strategy. If we are unable to maintain relationships with WCO, or if WCO is unable to obtain additional funding on favorable terms, or at all, we may be unable to execute on our strategy and our business could be materially adversely affected. Additionally, WCO’s qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist, and even a technical or inadvertent violation could jeopardize WCO’s REIT qualification, adversely affect our relationship with WCO and expose us to liability.
Risks Related to Our Organization and Structure
Certain provisions of Maryland law and our stockholder rights plan could inhibit a change in our control.
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
In addition, on June 29, 2015, our Board of Directors adopted a stockholder rights plan, commonly referred to as a "poison pill," in response to accumulations of our common stock in the market. The stockholder rights plan is intended to deter the acquisition by a person or group of persons acting in concert of beneficial ownership of more than 20% of the outstanding shares of our common stock without negotiation with, and the approval of, our Board of Directors by making such an acquisition prohibitively expensive for the acquirer(s). Although we have amended the rights plan to permit certain stockholders to acquire up to 25% of the outstanding shares of our common stock, the rights plan, which is scheduled to expire on June 29, 2016, applies equally to all current and future stockholders. The rights plan is not intended to deter offers that our Board of Directors determines are in the best interests of our stockholders; however, it may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might receive a premium for their shares.
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
Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our Board of Directors may, without stockholder approval, classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.
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

Walter Energy Tax Matters. According to Walter Energy’s Form 10-Q, or the Walter Energy Form 10-Q, for the quarter ended September 30, 2015 (filed with the SEC on November 5, 2015) and certain other public filings made by Walter Energy in its bankruptcy proceedings currently pending in Alabama, described below, certain tax matters with respect to certain tax years prior to and including the year of the Company's spin-off from Walter Energy remain unresolved, including certain tax matters relating to: (i) a “proof of claim” for a substantial amount of taxes, interest and penalties with respect to Walter Energy’s fiscal years ended August 31, 1983 through May 31, 1994, which was filed by the IRS in connection with Walter Energy’s bankruptcy filing on December 27, 1989 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division; (ii) an IRS audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008; and (iii) an IRS audit of Walter Energy’s federal income tax returns for the 2009 through 2013 tax years. It is unclear how these tax matters will be impacted, if at all, by Walter Energy’s recent Chapter 11 bankruptcy filing in Alabama, which is discussed below.
Walter Energy 2015 Bankruptcy Filing. On July 15, 2015, Walter Energy filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama and, in connection therewith, filed a motion to assume a pre-petition RSA between Walter Energy and certain holders of its funded indebtedness. Under the RSA, the parties thereto agreed to pursue confirmation of a plan of reorganization unless certain events occur, in which case Walter Energy will abandon the plan process and pursue a sale of its assets in accordance with Section 363 of the Bankruptcy Code. There was no indication in the RSA of the amount of anticipated tax claims. According to the Walter Energy Form 10-Q, Walter Energy intended to seek a comprehensive resolution of all outstanding federal tax issues including, to the extent possible, issues relating to the “proof of claim” described above, in connection with its recent Chapter 11 bankruptcy filing in Alabama.
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
In accordance with the RSA, on August 26, 2015, Walter Energy filed with the Alabama bankruptcy court a proposed plan of reorganization and accompanying disclosure statement. There was no indication in the plan or disclosure statement of the amount of anticipated tax claims. No such information was contained in Walter Energy's schedules of assets and liabilities and statement of financial affairs, filed with the Alabama bankruptcy court on August 28, 2015. As a result of certain disputes in the Alabama bankruptcy court, on September 28, 2015, the Alabama bankruptcy court entered an order confirming that the RSA had been terminated.
On November 5, 2015, Walter Energy together with certain of its subsidiaries, entered into the Walter Energy Asset Purchase Agreement with Coal Acquisition, a Delaware limited liability company formed by members of Walter Energy’s senior lender group, pursuant to which, among other things, Coal Acquisition agreed to acquire substantially all of Walter Energy’s assets and assume certain liabilities, subject to, among other things, a number of closing conditions set forth therein. The sale of such assets pursuant to the Walter Energy Asset Purchase Agreement was conducted under the provisions of Sections 363 and 365 of the Bankruptcy Code. On January 8, 2016, after conducting a hearing, the Bankruptcy Court entered an order approving the sale of Walter Energy's assets to Coal Acquisition free and clear of all liens, claims, interests and encumbrances of the Debtors.
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
Furthermore, the Tax Separation Agreement provides that Walter Energy has, in its sole discretion, the exclusive right to represent the interests of the consolidated group in any audit, court proceeding or settlement of a claim with the IRS for the tax years in which certain of the Company's former subsidiaries were a member of the Walter Energy consolidated group for U.S. federal income tax purposes. Moreover, the Tax Separation Agreement obligates us to take certain tax positions that are consistent with those taken historically by Walter Energy. In the event we do not take such positions, we could be liable to Walter Energy to the extent our failure to do so results in an increased tax liability or the reduction of any tax asset of Walter Energy. These arrangements may result in conflicts of interests between us and Walter Energy, particularly with regard to the Walter Energy bankruptcy proceedings described above.
Lastly, according to its public filings, Walter Energy’s 2009 tax year is currently under audit. Accordingly, if it is determined that certain distribution taxes and other amounts are owed related to our spin-off from Walter Energy in 2009, we may be liable under the Tax Separation Agreement for all or a portion of such amounts.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our executive and principal administrative office is located in Tampa, Florida in a 29,000 square foot facility, which is leased under a long-term lease. Our administrative and corporate operations and activities of our non-reportable segments are conducted at our Tampa location, all of which are recorded within our Other non-reportable segment. Our Servicing segment has centralized servicing operations located in Saint Paul, Minnesota; Tempe, Arizona; Rapid City, South Dakota; Irving, Texas; and Jacksonville, Florida in leased office spaces ranging between 31,000 and 126,000 square feet. Our Reverse Mortgage segment operations centers lease office space ranging from 14,000 to 68,000 square feet in San Diego, California; Charlotte, North Carolina; Palm Beach Gardens, Florida; and Houston, Texas. Our Originations segment is headquartered in approximately 162,000 square feet of leased office space in Fort Washington, Pennsylvania. In addition, our field servicing and regional operations lease approximately 145 smaller offices located throughout the U.S. Our lease agreements have terms that expire through 2027, exclusive of renewal option periods. We believe that our leased facilities are adequate for our current requirements, although growth in our business may require us to lease additional facilities or modify existing leases.
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
From time to time, the Company has received and may in the future receive subpoenas and other information requests from federal and state governmental and regulatory agencies that are examining or investigating the Company. The Company, Mark O’Brien, Denmar Dixon and certain current and former Company officers have received subpoenas from the SEC requesting documents, testimony and/or other information in connection with an investigation concerning trading in the Company’s securities. The Company and the aforementioned individuals are cooperating with the investigation. In addition, Ditech Financial has received a letter from the SEC requesting a voluntary production of documents and other information in connection with an investigation relating to mortgage loan servicer use of collection agents. We believe a similar letter was also sent to other companies in the industry. The Company cannot provide any assurance as to the outcome of the aforementioned investigations or that such outcomes will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.
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

The Company has received various subpoenas for testimony and documents, motions for examinations pursuant to Federal Rule of Bankruptcy Procedure 2004, and other information requests from certain Offices of the United States Trustees, acting through trial counsel in various federal judicial districts, seeking information regarding an array of the Company’s policies, procedures and practices in servicing loans to borrowers who are in bankruptcy and the Company's compliance with bankruptcy laws and rules. We have provided information in response to these subpoenas and requests and have met with representatives of certain Offices of the United States Trustees to discuss various issues that have arisen in the course of these inquiries, including our compliance with bankruptcy laws and rules. We cannot predict the outcome of the aforementioned proceedings and investigations, which could result in requests for damages, fines, sanctions, or other remediation. We could face further legal proceedings in connection with these matters. We may seek to enter into one or more agreements to resolve these matters. Any such agreement may require us to pay fines or other amounts for alleged breaches of law and to change or otherwise remediate our business practices. Legal proceedings relating to these matters and the terms of any settlement agreement could have a material adverse effect on the Company’s reputation, business, prospects, results of operations, liquidity and financial condition.
Since mid-2014, we have received subpoenas for documents and other information requests from the offices of various state attorneys general who have, as a group and individually, been investigating our mortgage servicing practices. We have provided information in response to these subpoenas and requests and have had discussions with representatives of the states involved in the investigations to explain our practices. We may seek to reach an agreement to resolve these matters with one or more states. Any such agreement may include, among other things, enhanced servicing standards, monitoring and testing obligations, and payments for remediation, consumer relief, penalties and other amounts. We cannot predict whether litigation or other legal proceedings will be commenced by one or more states in relation to these investigations. Any legal proceedings and any agreement resolving these matters could have a material adverse effect on the Company’s reputation, business, prospects, results of operation, liquidity and financial condition.
The Company is involved in litigation, including putative class actions, and other legal proceedings concerning, among other things, lender-placed insurance, private mortgage insurance, bankruptcy practices, employment practices, the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the TCPA, the Fair Credit Reporting Act, TILA, RESPA, the ECOA, and other federal and state laws and statutes. For example, in Sanford Buckles v. Green Tree Servicing LLC and Walter Investment Management Corporation, filed on August 18, 2015 in the U.S. District Court for the District of Nevada, the Parent Company and Ditech Financial are subject to a putative class action suit alleging that the Parent Company and Ditech Financial improperly recorded phone calls received from, and/or made to, Nevada residents without their prior consent in violation of Nevada state law. The plaintiff in this suit, on behalf of himself and others similarly situated, seeks punitive and statutory damages, and attorneys’ fees. Ditech Financial is also subject to several purported class action suits alleging violations of the TCPA for placing phone calls to plaintiffs’ cell phones using an automatic telephone dialing system without their prior consent.  The plaintiffs in these suits, on behalf of themselves and others similarly situated, seek statutory damages for both negligent and knowing or willful violations of the TCPA and, in one case, attorneys' fees.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NYSE under the symbol "WAC." As of February 19, 2016, there were 134 record holders of our common stock.
The following table sets forth certain high and low sales prices of our common stock. There were no cash dividends declared on our common stock for the periods indicated.

	Stock Prices
	High	Low
2015
First Quarter ended March 31	$24.35	$14.16
Second Quarter ended June 30	23.70	15.92
Third Quarter ended September 30	23.38	14.39
Fourth Quarter ended December 31	17.80	9.63

2014
First Quarter ended March 31	$35.97	$24.11
Second Quarter ended June 30	30.78	24.00
Third Quarter ended September 30	30.24	21.41
Fourth Quarter ended December 31	23.47	15.94
We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operations and expansion or debt repayment, among other things. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our 2013 Credit Agreement and Senior Notes Indenture. These restrictions on dividends are described in greater detail in the Liquidity and Capital Resources section under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Refer to Note 25 in the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information regarding dividend restrictions.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2015
(October 1 - October 31)	—	$—	—	$50,000,000
November 2015
(November 1 - November 30)	2,007,909	$11.48	1,933,800	$27,871,031
December 2015
(December 1 - December 31)	448,933	$13.22	448,933	$21,934,740
Total	2,456,842	$11.80	2,382,733	$21,934,740
__________

(1)	Includes 74,109 shares withheld to cover the minimum tax withholding obligation associated with the vesting of restricted stock units at an average price of $12.35 per share.

(2)
On May 6, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate amount of $50.0 million of the Company’s common stock. The authorization expires on May 31, 2016 and may be modified, suspended, or discontinued by the Board of Directors at any time without notice. Shares of common stock that the Company repurchases are canceled and return to the status of authorized but unissued shares.

Shareholder Return Performance Chart
The following graph shows a five-year comparison of the cumulative total shareholder return on our common stock with the cumulative total returns of the Russell 2000 Index and the S&P SmallCap 600 Financial Index as of December 31st of each year presented. The graph assumes that $100 was invested on December 31, 2010 and that all dividends and distributions were reinvested. The comparisons in the chart are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Investment
$300
$250
$200
$150
$100
$50

	2010	2011	2012	2013	2014	2015
Walter Investment	$100.00	$115.44	$242.14	$199.03	$92.93	$80.04
Russell 2000 Index	$100.00	$94.55	$108.38	$148.49	$153.73	$144.95
S&P SmallCap 600 Financials	$100.00	$101.94	$119.79	$157.86	$170.94	$170.86

The foregoing performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected consolidated financial data of the Company. The selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements included in Item 8 of this report. Our business has changed substantially during the past several years. As a result of the acquisition of Green Tree and no longer qualifying as a REIT in 2011; the acquisitions of RMS and S1L in 2012; the acquisition of the ResCap capital markets and national originations platforms in 2013; and bulk servicing portfolio acquisitions in 2013 and 2014, our historical annual consolidated financial results presented herein are not necessarily indicative of the results that may be expected for any future period. Refer to Note 3 of the Notes to Consolidated Financial Statements included in Item 8 for additional information on business combinations and asset acquisitions and the Liquidity and Capital Resources section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of our financing transactions. We made certain reclassifications to prior year balances to conform to the current year presentation.

	For the Years Ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
	(in thousands except per share data)
Revenues	$1,274,259	$1,487,153	$1,802,499	$623,807	$373,851
Expenses	1,711,756	1,625,029	1,383,253	617,900	381,123
Other gains (losses)	33,071	18,536	(6,428)	(41,358)	1,139
Income (loss) before income taxes	(404,426)	(119,340)	412,818	(35,451)	(6,133)
Income tax expense (benefit)	(141,236)	(9,012)	159,351	(13,317)	60,264
Net income (loss)	$(263,190)	$(110,328)	$253,467	$(22,134)	$(66,397)

Basic earnings (loss) per common and common equivalent share	$(7.00)	$(2.93)	$6.75	$(0.73)	$(2.41)
Diluted earnings (loss) per common and common equivalent share	(7.00)	(2.93)	6.63	(0.73)	(2.41)
Total dividends declared per common and common equivalent share	—	—	—	—	0.22

	At December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Total assets	$18,591,501	$18,949,583	$17,339,431	$10,938,533	$4,068,047
Residential loans at fair value	12,673,439	11,832,630	10,341,375	6,710,211	672,714
Servicing rights, net	1,788,576	1,730,216	1,304,900	242,712	250,329
Servicer and protective advances, net	1,595,911	1,761,082	1,381,434	173,047	140,690
Debt and other obligations:
Servicing advance liabilities	1,229,280	1,365,885	971,286	100,164	107,039
Warehouse borrowings	1,340,388	1,176,956	1,085,563	255,385	—
Servicing rights related liabilities	117,000	66,311	—	—	—
Corporate debt	2,157,424	2,237,037	2,237,535	867,662	718,247
Mortgage-backed debt	1,051,679	1,739,827	1,874,314	2,056,286	2,203,638
HMBS related obligations	10,647,382	9,951,895	8,652,746	5,874,552	—
Total debt and other obligations	16,543,153	16,537,911	14,821,444	9,154,049	3,028,924
Total stockholders' equity	$804,676	$1,076,659	$1,167,016	$894,928	$533,532
__________

(1)
During 2015, we recorded $143.3 million in losses resulting from changes in valuation inputs and other assumptions used in the fair value of assets and liabilities carried at fair value, $207.6 million in goodwill impairment charges related to our Servicing and Reverse Mortgage reporting units and $56.4 million related to regulatory developments in 2015 that led to additional charges around curtailable events and to accruals associated with legal and regulatory matters outside of the normal course of business.

(2)
During 2014, we recorded $100.8 million in costs for legal and regulatory matters outside of normal course of business, $77.9 million in losses resulting from changes in valuation inputs and other assumptions used in the fair value of assets and liabilities carried at fair value, a $75.7 million provision for uncollectible advances, and an $82.3 million goodwill impairment charge related to our Reverse Mortgage reporting unit. We recorded $36.8 million in asset management performance fees collected and earned by our Other non-reportable segment in connection with the asset management of a fund. We recorded $223.7 million in assets, mostly consisting of servicing rights and advances, in connection with the acquisition of the EverBank net assets and $319.8 million in servicing rights in connection with the acquisition of a pool of Fannie Mae MSRs.

(3)
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

(4)
During 2012, we recorded $48.6 million of losses on extinguishment of debt in connection with the repayment and termination of our 2011 Second Lien Term Loan and the refinancing of our 2011 First Lien Term Loan and $90.0 million revolver. We recorded $5.6 billion in assets, which mostly consisted of residential loans, and assumed $5.3 billion in HMBS related obligations in connection with the acquisition of RMS, and recorded $128.4 million in total assets in connection with the acquisition of S1L.

(5)
During 2011, we recorded a $62.7 million charge to income tax expense for the impact of the loss of our REIT status and being taxed as a C corporation. The loss of our REIT status was the direct result of the acquisition of Green Tree and is retroactive to January 1, 2011. In addition, we recorded $2.2 billion in assets, which included $729.2 million in residential loans, and $861.7 million in mortgage-backed debt in connection with the acquisition of Green Tree.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Item 8 of this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in Part I, Item 1A. Risk Factors. Historical results and trends which might appear should not be taken as indicative of future operations, particularly in light of our recent acquisitions and regulatory developments discussed throughout this report. Refer to the Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 section located in the forepart in this report for a discussion regarding forward-looking statements.
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
At December 31, 2015, we serviced 2.2 million residential loans with a total unpaid principal balance of $266.6 billion. We have been one of the 10 largest residential loan servicers in the U.S by unpaid principal balance for the past three years according to Inside Mortgage Finance. Our originations business originated $25.1 billion in mortgage loan volume in 2015, ranking it in the top 20 originators nationally by unpaid principal balance according to Inside Mortgage Finance. Our reverse mortgage business is a leading integrated franchise in the reverse mortgage sector and, according to an industry source, was the third leading issuer of HMBS in 2015.
During 2015, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio: $21.3 billion relating to acquired servicing rights, $7.3 billion relating to sub-servicing contracts and $18.6 billion relating to servicing rights capitalized upon sales of mortgage loans, while also adding $2.7 billion of unpaid principal balance to our third-party reverse loan servicing portfolio. Our third-party mortgage loan and reverse loan servicing portfolio was reduced by $39.5 billion of unpaid principal balance in payoffs and sales, net of recapture activities, during 2015. Also in 2015, we originated and purchased $1.4 billion in reverse mortgage volume and issued $1.5 billion in HMBS.

Our mortgage loan and reverse mortgage originations businesses diversify our revenue base and offer various sources for replenishing and growing the Company's servicing portfolio. During 2015, we originated and purchased $25.1 billion of mortgage loans, substantially all of which were added to our servicing portfolio upon loan sale. Of these originations, we added $17.6 billion of unpaid principal balance to our servicing portfolio through our correspondent channel. The majority of the remaining originations resulted from our retention activities associated with our existing servicing portfolio. Through our retention activities, we assist consumers in refinancing their loans, which reduces the runoff on our existing servicing portfolio.
We manage our Company in three reportable segments: Servicing, Originations, and Reverse Mortgage. A description of the business conducted by each of these segments is provided below:
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
Originations — Our Originations segment consists of operations that originate and purchase mortgage loans that are intended for sale to third parties. In 2015, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, shifted from substantially all Fannie Mae conventional conforming loans during 2014 to approximately (i) 56% Fannie Mae conventional conforming loans, (ii) 35% Ginnie Mae loans, and (iii) 9% Freddie Mac conventional conforming loans. A substantial majority of our Ginnie Mae mortgage loan originations in 2015 were FHA-insured loans.
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
Overview
Our profitability is dependent on our ability to generate revenue, primarily from our servicing and originations businesses. Our Servicing segment revenue is primarily impacted by the size and mix of our capitalized servicing and sub-servicing portfolios and is generated through servicing of mortgage loans for clients and/or credit owners. Net servicing revenue and fees includes the change in fair value of servicing rights carried at fair value and the amortization of all other servicing rights. Our servicing fee income generation is influenced by the level and timing of entrance into sub-servicing contracts and purchases and sales of servicing rights. The fair value of our servicing rights is largely dependent on the size of the related portfolio, discount rates and prepayment and default speeds. Our Originations segment revenue, which is primarily gains on sales of loans, is impacted by interest rates and the volume of loans locked as well as the margins earned in our various origination channels. Gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by new origination reverse loan volume, draws on existing reverse loans and the fair value of reverse loans and HMBS.
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, the provision for advances, curtailment, interest expense and other operating expenses. In addition, during 2015 and 2014, our expenses were impacted by non-cash goodwill impairment charges of $207.6 million and $82.3 million, respectively. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.
Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our 2013 Revolver, master repurchase agreements, mortgage loan servicing advance facilities, issuance of HMBS and excess servicing spread financing arrangements. We may generate additional liquidity through sales of MSRs, any portion thereof, or other assets.
Financial Highlights
2015 Compared to 2014
Total revenues for 2015 were $1.3 billion, which represented a decline of $212.9 million, or 14%, as compared to 2014. The decrease in revenue reflects a $107.2 million decrease in net servicing revenue and fees, primarily driven by $128.5 million in higher fair value losses on servicing rights; $60.2 million in lower interest income on loans; $11.7 million in lower net fair value gains on reverse loans and related HMBS obligations; and $8.3 million in lower net gains on sales of loans.

We recorded fair value losses on our servicing rights carried at fair value primarily as a result of higher discount rates used to value our servicing rights and higher realization of expected cash flows. We had lower interest income on loans primarily due to the sale of our residual interest in seven of the Residual Trusts in the second quarter of 2015. We had lower net fair value gains on reverse loans and related HMBS obligations primarily due to the widening of spreads resulting from changes in market pricing for HECMs and HMBS and a lower reduction of LIBOR in 2015 as compared to 2014, offset partially by an increase in cash generated by origination, purchase and securitization of HECMs. We had lower net gains on sales of loans due primarily to a shift in volume from the higher margin retention channel to the lower margin correspondent channel, even though average interest rates were lower during 2015 as compared to 2014 and these lower rates gave rise to a higher total volume of locked loans.
Total expenses for 2015 were $1.7 billion, which represented an increase of $86.7 million, or 5%, as compared to 2014. We incurred $56.5 million and $82.3 million in impairment charges in the Reverse Mortgage reporting unit during the years ended December 31, 2015 and 2014, respectively, and $151.0 million in impairment charges in our Servicing reporting unit during the year ended December 31, 2015. As a result of the goodwill impairment charges in the Reverse Mortgage reporting unit, this reporting unit no longer has goodwill. In addition, we had $33.5 million in lower interest expense related to mortgage-backed debt primarily due to the aforementioned sale of our residual interest in seven of the Residual Trusts.
We recognized total other gains of $33.1 million in 2015, which include an $11.8 million gain recognized on the sale of an investment which was accounted for using the equity method; an $8.9 million realized gain recognized on the sale of a trading security; a $7.3 million net fair value gain relating to the Non-Residual Trusts; a $4.7 million net gain on extinguishment of debt related to the repurchase of Senior Notes and the voluntary prepayment on the 2013 Term Loan; a $3.1 million gain for consideration received for the contribution of Marix to WCO; and a $2.8 million loss recognized on the sale of our residual interest in seven of the Residual Trusts.
Our cash flows used in operating activities were $48.1 million during 2015. We finished 2015 with $202.8 million in cash and cash equivalents. Cash used in operating activities decreased by $156.2 million during 2015 as compared to 2014. The decrease in cash used in operating activities was primarily a result of an increase in cash related to changes in assets and liabilities, including higher collections of servicer and protective advances and an increase in accrued expenses related to uncertain tax positions, partially offset by higher settlements of payables relating to servicer and protective advances acquired in conjunction with the acquisition of servicing rights and a decrease in accrued expenses related to legal and regulatory matters. In addition, cash increased due to proceeds received from the sale of a trading security received as consideration for the sale of the excess servicing spread associated with certain servicing rights. These increases were partially offset by a decrease in cash related to a lower volume of loans sold in relation to originated loans.
2014 Compared to 2013
Total revenues for 2014 were $1.5 billion, which represented a decline of $315.3 million, or 17%, as compared to 2013. The decrease in revenue reflects a $181.9 million decrease in net servicing revenue and fees, primarily driven by a $321.6 million decrease related to the change in fair value of servicing rights, partially offset by increased gross servicing revenue and fees of $143.0 million resulting from the growth in our servicing portfolio; a decrease of $136.8 million in net gains on sales of loans; and lower net fair value gains on reverse loans and related HMBS obligations of $10.4 million. Other revenues increased $37.3 million due primarily to $36.8 million in performance fees earned by our investment management business in 2014.
We incurred losses on our servicing rights carried at fair value primarily as a result of a declining interest rate environment. We had lower net gains on sales of loans due primarily to a shift in volume from the higher margin consumer retention channel to the lower margin correspondent lending channel. We had lower net fair value gains on reverse loans and related HMBS obligations due primarily to lower cash generated by origination, purchase and securitization of HECMs, offset partially by the tightening of spreads from changes in market pricing for HECMs and HMBS and a reduction of LIBOR.
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
Our cash flows used in operating activities were $204.3 million during 2014. We finished 2014 with $320.2 million in cash and cash equivalents. Our operating cash flows increased by $1.6 billion during 2014 as compared to 2013 primarily as a result of a higher volume of loans sold in relation to originated loans given the ramp up of our mortgage loan originations business in 2013. Loan originations volume was significantly larger than volume sold in 2013. In 2014, the relationship of loan production to volume sold normalized. In addition, during 2013, the growth of our servicing portfolio required the use of additional funds for servicer and protective advances of $778.0 million of cash.

Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in the Business Segment Results section is a discussion of changes in our non-GAAP financial measures. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.
Our Industry and Operating Environment
The majority of the approximately $10.0 trillion in U.S. residential mortgage debt outstanding has historically been serviced by large money-center banks, which generally focus on conventional mortgages with low delinquency rates. This allowed for low-cost, routine payment processing and required minimal consumer interaction. Following the credit crisis, the need for “high-touch” specialty servicers, such as Ditech Financial, increased as loan performance declined, delinquencies rose and servicing complexities broadened.
The mortgage industry has seen a significant shift in the servicing landscape since the housing downturn in 2008, as specialty servicers either sub-serviced or acquired portfolios that money-center banks and others have sought to divest. While the five largest bank servicers once commanded a nearly 60% market share of the servicing sector, their share had declined to approximately 37% at December 31, 2015. Over the next several years we expect banking organizations will continue to seek to transfer servicing to specialty servicers as they focus on their core client base and shift servicing for non-core clients and credit-sensitive loans and comply with recent changes in banking organization capital rules.
Following the housing downturn in 2008, national originations volume peaked in 2012 at more than $2.0 trillion, declining to approximately $1.8 trillion in 2013 and $1.3 trillion in 2014. However, the low interest rate environment in 2015 contributed to an estimated $1.7 trillion in originations in 2015. The 30-year conventional mortgage rate averaged approximately 3.85%, 4.17% and 3.98% for the years ended December 31, 2015, 2014 and 2013, respectively. Conversely, in December 2015 the Federal Reserve announced its first increase in interest rates since 2006. As of February 19, 2016, our expectations based on market data are for mortgage originations to decrease approximately 10% to $1.5 trillion in 2016 as declining refinance volume more than offsets increasing home purchase volume. Based on such data, we believe refinance volumes may drop approximately 30% in 2016 compared to 2015 driven by rising interest rates, after increasing approximately 50% in 2015 compared to 2014. While the volume of originations tends to decline in a rising interest rate environment, the value of our servicing rights tend to rise as prepayments decrease.
The reverse mortgage sector has seen significant change in the past several years. Several of the largest reverse mortgage originators have left the industry and there have been significant changes made by the FHA and Ginnie Mae to the products offered, underwriting guidelines and servicing protocols. Loan volumes have been in decline over the last several years. According to an industry source, we believe HECM endorsements, which represent the insuring of loans by the FHA, will decrease slightly in 2016 and begin to grow in 2017 through 2022 based on forecasts of home pricing and the senior population. We believe the growth in endorsements is an indicator that reverse loan originations are expected to increase.
Regulatory Developments
For a summary of the regulatory framework under which we operate and recent regulatory developments, refer to the Laws and Regulations section of Part I, Item 1. Business.

Strategy

Capital Efficiency

We are focused on using our capital efficiently. We continue to pursue three main strategies to bolster our servicing portfolio. First, we use our originations platform to refinance and retain loans in our current servicing portfolio as well as to generate new loans to add to our servicing portfolio. Second, we are planning to increase over time the portion of our servicing portfolio that is associated with sub-servicing contracts, which generate fee income for us with lower capital outlay, as compared to purchasing servicing rights. We expect certain banks and other owners of mortgage servicing rights (including potentially WCO) will seek to engage sub-servicers to assist with certain servicing portfolios, including portfolios of credit-sensitive and defaulted loans. We believe we are well-positioned to compete for such sub-servicing engagements, given the scale and track record of our servicing platform. Third, we may also, from time to time, consider acquiring mortgage servicing rights.

Although we remain committed to expanding our servicing portfolio, we expect that over time we will seek to limit our investment in mortgage servicing rights. We plan to seek to sell mortgage servicing rights owned by us to WCO or to other third parties, generally on the basis that we are retained by the buyer to sub-service such rights. We may also seek to sell excess servicing spread or other similar assets. Our strategy for growing our servicing portfolio generally depends on being able to collaborate with owners of servicing rights in this manner. Our ability to effect such collaborations will depend on various factors such as the capital available to such parties, their ability to purchase servicing rights at a price attractive to them and agreement between us and them on the price and terms for our sub-servicing engagement.
In 2015, in connection with our focus on efficient use of capital, we monetized certain non-core assets. In April 2015, we sold the residual interests in seven of the Residual Trusts and in the first quarter of 2015 we sold an equity method investment, as described in Business Segment Results. Further, we continue to work on a potential sale of substantially all of our insurance business. There can be no assurance this potential sale will be consummated. We may consider other asset sale opportunities if they arise.

During 2015, we undertook a number of actions designed to strengthen the capital structure of the Company. These actions included the repurchase of approximately 2.4 million shares of common stock under our publicly announced repurchase authorization, the repurchase of Senior Notes with a carrying value of $35.7 million and a voluntary payment of $50.0 million on the 2013 Term Loan. We intend to pursue opportunities designed to further strengthen the Company’s capital structure through the efficient deployment of capital generated from contemplated future actions including the aforementioned potential sale of the insurance business, potential sales of mortgage servicing rights or excess servicing spread or other similar assets, as well as cash generated from our operations.
From time to time, we may look to selectively grow and add to our complementary businesses which leverage our core servicing portfolio and platform.

Consumer-Focused Rebranding

During the third quarter of 2015, we consolidated Ditech Mortgage Corp and Green Tree Servicing into one legal entity, Ditech Financial, with one brand, Ditech, a Walter Company. We believe this rebranding and consolidation will allow for greater focus on our consumers, will enhance brand recognition as mortgage loans originated by Ditech Financial will be serviced by the same brand, will simplify the process and improve quality for the consumer and will provide us with greater opportunities to cross-sell. We are focused on increasing our recapture rates from the serviced portfolio and believe the enhanced brand recognition will contribute to improving our recapture performance. The consolidation will also enable us to better leverage our resources and talent across the businesses and is expected to drive operational efficiencies. In addition, we exited the Originations segment's consumer retail channel in January 2016 and have focused on developing our Originations segment's consumer direct channel. Further, we have made and are continuing to make investments in technology which are designed to facilitate the originations process for borrowers.

Operational Efficiency

In 2015, we began taking actions across our businesses to improve efficiency and reduce expenses. For example, we captured opportunities for enhanced benefits from shared services and the acceleration of automation efforts. We believe that the actions we took are likely to provide at least $75 million in annual cost savings beginning in 2016. One-time costs associated with the implementation of these initiatives were approximately $15 million.

In conjunction with our exit from the Originations segment's consumer retail channel in January 2016, we continued our expense reduction efforts and further reorganized Ditech Financial in an attempt to improve our efficiency. One-time costs associated with the measures taken in January 2016 are estimated to be approximately $5 million. The consumer retail channel incurred a direct margin loss of approximately $11 million in 2015. In addition to the elimination of this loss in future annual periods, the January 2016 reorganization activities are expected to result in additional annual cost savings of approximately $17 million. Further, as part of our ongoing technology improvement and customer experience enhancement initiatives, we commenced a project in February 2016 to review many of our operating processes. We expect to complete our initial review of such processes in the second quarter of 2016 and plan to move forward with implementation of identified action items thereafter.

While we have been successful in implementing certain cost saving initiatives and we plan to continue to take actions across our businesses to improve efficiency and reduce expense, certain other costs have risen or are expected to rise. For example, we have been making investments and taking other measures to enhance the structure and effectiveness of our compliance and risk processes and associated programs across the Company, with a view to driving continuous improvements in our compliance results. The mortgage industry generally, including our Company, is subject to extensive and evolving regulation and continues to be under scrutiny from federal and state regulators and other government agencies. This oversight has led, in our case, to ongoing investigations and examinations of several of our business areas, and we have been and will be required to dedicate internal and external resources to providing information to and otherwise cooperating with such regulators and government agencies. In addition, we have incurred, and expect that in the future we will incur, expenses (i) associated with the remediation or other resolution of findings or concerns raised by regulators, government agencies and customers, (ii) to enhance the effectiveness of our risk and compliance program and (iii) to otherwise rectify instances of operational issues and other events of noncompliance discovered through our compliance program or otherwise. These investments to enhance our compliance and risk processes are also intended to result in an improved customer experience and competitive advantage for our business.
Financing Transactions
Refer to the Liquidity and Capital Resources section below for a description of our financing transactions.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Years Ended December 31,			Variance
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
REVENUES
Net servicing revenue and fees	$494,267	$601,510	$783,389	$(107,243)	(18)%	$(181,879)	(23)%
Net gains on sales of loans	453,840	462,172	598,974	(8,332)	(2)%	(136,802)	(23)%
Interest income on loans	74,365	134,555	144,651	(60,190)	(45)%	(10,096)	(7)%
Net fair value gains on reverse loans and related HMBS obligations	98,265	109,972	120,382	(11,707)	(11)%	(10,410)	(9)%
Insurance revenue	47,201	71,010	84,478	(23,809)	(34)%	(13,468)	(16)%
Other revenues	106,321	107,934	70,625	(1,613)	(1)%	37,309	53%
Total revenues	1,274,259	1,487,153	1,802,499	(212,894)	(14)%	(315,346)	(17)%

EXPENSES
Salaries and benefits	576,817	578,627	549,799	(1,810)	—%	28,828	5%
General and administrative	574,091	577,506	480,377	(3,415)	(1)%	97,129	20%
Interest expense	273,606	303,103	272,655	(29,497)	(10)%	30,448	11%
Goodwill impairment	207,557	82,269	—	125,288	152%	82,269	n/m
Depreciation and amortization	69,128	72,721	71,027	(3,593)	(5)%	1,694	2%
Other expenses, net	10,557	10,803	9,395	(246)	(2)%	1,408	15%
Total expenses	1,711,756	1,625,029	1,383,253	86,727	5%	241,776	17%

OTHER GAINS (LOSSES)
Gains (losses) on extinguishments	4,660	—	(12,489)	4,660	n/m	12,489	(100)%
Other net fair value gains	7,398	19,280	6,061	(11,882)	(62)%	13,219	218%
Other	21,013	(744)	—	21,757	n/m	(744)	n/m
Total other gains (losses)	33,071	18,536	(6,428)	14,535	78%	24,964	(388)%

Income (loss) before income taxes	(404,426)	(119,340)	412,818	(285,086)	239%	(532,158)	(129)%
Income tax expense (benefit)	(141,236)	(9,012)	159,351	(132,224)	n/m	(168,363)	(106)%
Net income (loss)	$(263,190)	$(110,328)	$253,467	$(152,862)	139%	$(363,795)	(144)%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Years Ended December 31,			Variance
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Servicing fees	$708,491	$675,335	$544,544	$33,156	5%	$130,791	24%
Incentive and performance fees	117,586	157,148	156,279	(39,562)	(25)%	869	1%
Ancillary and other fees	104,750	88,430	77,091	16,320	18%	11,339	15%
Servicing revenue and fees	930,827	920,913	777,914	9,914	1%	142,999	18%
Changes in valuation inputs or other assumptions (1)	(157,262)	(124,471)	153,331	(32,791)	26%	(277,802)	(181)%
Other changes in fair value (2)	(244,730)	(149,031)	(105,273)	(95,699)	64%	(43,758)	42%
Change in fair value of servicing rights	(401,992)	(273,502)	48,058	(128,490)	47%	(321,560)	(669)%
Amortization of servicing rights	(26,827)	(43,101)	(42,583)	16,274	(38)%	(518)	1%
Change in fair value of servicing rights related liabilities	(7,741)	(2,800)	—	(4,941)	176%	(2,800)	n/m
Net servicing revenue and fees	$494,267	$601,510	$783,389	$(107,243)	(18)%	$(181,879)	(23)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time and includes $12.9 million in servicing rights transferred to us for no consideration in 2013.
We recognize servicing revenue and fees on servicing performed for third parties in which we either own the servicing right or act as sub-servicer. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us, and loan modification fees. Servicing revenue and fees also includes asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and expedited payment fees. Servicing revenue and fees are adjusted for the amortization and change in fair value of servicing rights and the change in fair value of the servicing rights related liabilities.
Servicing fees increased $33.2 million in 2015 as compared to 2014 and $130.8 million in 2014 as compared to 2013 due primarily to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by runoff of the servicing portfolio. Incentive and performance fees decreased $39.6 million for 2015 as compared to 2014 due primarily to lower modification fees, fees earned under HAMP and asset recovery income, partially offset by higher real estate owned management fees. Ancillary and other fees increased $16.3 million for 2015 as compared to 2014 and $11.3 million in 2014 as compared to 2013 due primarily to growth in the mortgage loan servicing portfolio. Refer to the Servicing segment discussion under our Business Segment Results section below for additional information on the changes in fair value relating to servicing rights and our servicing rights related liabilities.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $8.3 million in 2015 as compared to 2014 and $136.8 million in 2014 as compared to 2013 primarily as a result of a shift in volume from the higher margin retention channel to the lower margin correspondent channel, partially offset by higher volumes of locked loans.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. During April 2015, we sold our residual interest in seven of the Residual Trusts, or sale of residual interests, and deconsolidated the assets and liabilities of these trusts. Interest income decreased $60.2 million in 2015 as compared to 2014 primarily due to the aforementioned sale of our residual interests in 2015, runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Interest income decreased $10.1 million in 2014 as compared to 2013 due primarily to runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.

Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Years Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Residential loans at amortized cost
Interest income	$74,365	$134,555	$144,651	$(60,190)	$(10,096)
Average balance (1)	800,920	1,372,507	1,465,346	(571,587)	(92,839)
Average yield	9.28%	9.80%	9.87%	(0.52)%	(0.07)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the year.
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
Net fair value gains on reverse loans and related HMBS obligations decreased $11.7 million during 2015 as compared to 2014 due primarily to the widening of spreads resulting from changes in market pricing for HECMs and HMBS and a lower reduction of LIBOR in 2015 as compared to 2014, offset partially by an increase in cash generated by origination, purchase and securitization of HECMs.
Net fair value gains on reverse loans and related HMBS obligations decreased $10.4 million during 2014 as compared to 2013 due primarily to lower cash generated by origination, purchase and securitization of HECMs, offset partially by the tightening of spreads from changes in market pricing for HECMs and HMBS and a reduction of LIBOR.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $23.8 million in 2015 as compared to 2014 and $13.5 million in 2014 as compared to 2013 due primarily to a decrease in commissions earned related to lender-placed insurance policies resulting from regulatory changes and runoff of existing policies. Due to changes in GSE requirements and regulations that limited our ability to charge commissions for lender-placed insurance policies, our sales commissions related to lender-placed insurance policies began to decrease in June 2014. During 2014, these lower commissions were partially offset by commissions earned from an increase in lender-placed insurance policies issued prior to the effective date of the regulatory changes related to 2013 and early 2014 bulk servicing right acquisitions. In addition, in September 2015 we entered into an agreement to settle a litigation matter pursuant to which we have agreed not to receive commissions as a result of the placement of certain lender-placed insurance policies. We believe we have accrued the full amount expected to be paid under the settlement agreement at December 31, 2015. As a result of this settlement (and the potential sale of our insurance business), we expect a further reduction in our insurance revenues in 2016.
Other Revenues
Other revenues consists primarily of asset management performance fees, the change in fair value of charged-off loans, income associated with our beneficial interest in a servicing asset, and origination fee income. Other revenues decreased $1.6 million in 2015 as compared to 2014 due primarily to $36.8 million in asset management performance fees collected and earned by our Other non-reportable segment in connection with the investment management of a fund during 2014 and $7.5 million in lower income from our beneficial interest in a servicing asset. The performance fees were earned in connection with the liquidation of the fund’s investments during 2014 and are based on the fund exceeding pre-defined thresholds. These fees are recorded when the fund is terminated or when the likelihood of claw-back is improbable. The decrease in these revenues was partially offset by $19.3 million in higher fair value gains relating to charged-off loans as a result of twelve months of collection activity in 2015 compared to eight months in 2014 and an increase in expected collections; $17.7 million in higher origination fee income resulting from the refinancing of mortgage loans partially offset by lower fees charged to new reverse loan borrowers; and $6.2 million in higher other interest income. Origination fee income was $40.6 million and $22.9 million for 2015 and 2014, respectively.

Other revenues increased $37.3 million in 2014 as compared to 2013 due primarily to $36.8 million in the aforementioned asset management performance fees, a $22.5 million gain in fair value on charged-off loans acquired in 2014 and $4.5 million increase in income from our beneficial interest in a servicing asset. These increases were partially offset by $22.6 million in lower origination fee income resulting primarily from lower fees charged to borrowers for refinancing mortgage loans. Origination fee income was $22.9 million and $45.5 million for 2014 and 2013, respectively.
Salaries and Benefits
Salaries and benefits decreased $1.8 million in 2015 as compared to 2014 primarily due to a decrease in compensation and benefits resulting from a lower average headcount during 2015, partially offset by an increase in share-based compensation due largely to a higher number of awards granted and the acceleration of expense associated with a former employee's unvested awards, and increases in bonuses and severance. Headcount decreased by approximately 800 full-time employees from approximately 6,700 at December 31, 2014 to approximately 5,900 at December 31, 2015.
Salaries and benefits increased $28.8 million in 2014 as compared to 2013 primarily due to an increase in the number of employees as a result of hiring to support the growth of our servicing business and corporate operations. Headcount increased by approximately 300 full-time employees from approximately 6,400 at December 31, 2013 to approximately 6,700 at December 31, 2014.
General and Administrative
Refer to the Business Segment Results section below for additional information regarding general and administrative expenses for each of our segments.
Interest Expense
We incur interest expense on our corporate debt, mortgage-backed debt issued by the Residual Trusts, master repurchase agreements and servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense decreased $29.5 million in 2015 as compared to 2014 due primarily to decreases in interest expense related to mortgage-backed debt and servicing advance liabilities, partially offset by an increase in interest expense related to master repurchase agreements. Interest expense related to mortgage-backed debt decreased primarily as a result of the sale of our residual interests, which required the deconsolidation of the related mortgage-backed debt, and the runoff of the overall related mortgage loan portfolio. Interest expense related to servicing advance liabilities decreased due primarily to a lower average interest rate, offset partially by a higher average balance outstanding. Interest expense related to master repurchase agreements, which are utilized to fund purchases and originations of mortgage loans and reverse loans, increased primarily as a result of a higher average outstanding balance, which is due largely to a higher volume of mortgage loan fundings, partially offset by a lower average interest rate.
Interest expense increased $30.4 million in 2014 as compared to 2013 due primarily to corporate debt transactions throughout 2013, which included incremental borrowings under our 2012 Term Loan and related subsequent refinancing activities under our 2013 Term Loan and the issuance of our Senior Notes. These financing transactions resulted in a higher average balance of our corporate debt, but a lower average interest rate as compared to 2013. In addition, interest expense increased as a result of a higher average balance of servicing advance liabilities, which are utilized to finance servicer and protective advances, due to our growing servicing business. These increases were partially offset by decreases in interest expense related to mortgage-backed debt and master repurchase agreements. Interest expense related to mortgage-backed debt decreased as a result of a lower average outstanding balance as the portfolio continues to run off. Interest expense related to master repurchase agreements decreased primarily as a result of a lower average interest rate. Refer to the Liquidity and Capital Resources section below for additional information on our debt.

Provided below is a summary of the average balances of our corporate debt, mortgage-backed debt of the Residual Trusts, servicing advance liabilities, and master repurchase agreements, as well as the related interest expense and average rates (dollars in thousands):

	For the Years Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Corporate debt (1)
Interest expense	$147,789	$147,747	$123,526	$42	$24,221
Average balance (4)	2,251,700	2,271,551	1,768,633	(19,851)	502,918
Average rate	6.56%	6.50%	6.98%	0.06%	(0.48)%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$44,368	$77,858	$86,974	$(33,490)	$(9,116)
Average balance (5)	685,105	1,154,126	1,262,709	(469,021)	(108,583)
Average rate	6.48%	6.75%	6.89%	(0.27)%	(0.14)%

Servicing advance liabilities (2)
Interest expense	$40,987	$43,909	$25,752	$(2,922)	$18,157
Average balance (4)	1,259,686	1,021,727	588,459	237,959	433,268
Average rate	3.25%	4.30%	4.38%	(1.05)%	(0.08)%

Master repurchase agreements (3)
Interest expense	$40,462	$33,589	$36,403	$6,873	$(2,814)
Average balance (4)	1,381,911	1,007,593	940,080	374,318	67,513
Average rate	2.93%	3.33%	3.87%	(0.40)%	(0.54)%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes, and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Mortgage-backed debt of the Residual Trusts and servicing advance liabilities are held by our Servicing segment.

(3)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(4)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(5)	Average balance for mortgage-backed debt is calculated as the average carrying value at the beginning of each month during the year.
Goodwill Impairment
We incurred $207.6 million and $82.3 million in impairment charges during 2015 and 2014. The goodwill evaluation performed during the fourth quarter of 2015 indicated the estimated implied fair value of the Servicing reporting unit’s goodwill at the evaluation date was less than its book value, therefore requiring an impairment charge of $151.0 million. The goodwill evaluations performed in the second quarters of 2015 and 2014 indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill at each evaluation date was less than its book value, therefore requiring impairment charges of $56.5 million and $82.3 million, respectively. As a result of these goodwill impairment charges, the Reverse Mortgage reporting unit no longer has goodwill. Refer to Note 13 in the Notes to Consolidated Financial Statements included in Item 8 for further discussion.
Gains (Losses) on Extinguishments
During 2015, we recognized a $4.7 million net gain on extinguishment of debt. We recognized a gain of $5.7 million related to the repurchase of Senior Notes with a carrying value of $35.7 million and an unpaid principal balance of $36.3 million for $30.0 million and a loss of $1.0 million related to the write-off of issue costs resulting from the voluntary payment of $50.0 million on the 2013 Term Loan.
During 2013, we recognized a $12.5 million loss on extinguishment of debt resulting from a $300.0 million early repayment of the 2012 Term Loan with proceeds from our Senior Notes and the refinancing of the remaining $1.4 billion 2012 Term Loan (including incremental borrowings) with our $1.5 billion 2013 Term Loan.

Other Net Fair Value Gains
Other net fair value gains consists primarily of fair value gains and losses on the assets and liabilities of the Non-Residual Trusts and fluctuates generally based on changes in prepayment speeds, default rates, loss severity, LIBOR rates and discount rates. Other net fair value gains decreased $11.9 million in 2015 as compared to 2014 primarily as a result of the reduction of discount rates utilized in the valuations of the assets and liabilities of the Non-Residual Trusts in 2014 resulting from tightening of yields in the market. Other net fair value gains increased $13.2 million in 2014 as compared to 2013 primarily as a result of the aforementioned reduction of discount rates in 2014 as well as a $4.8 million loss incurred in 2013 related to an increase in the contingent earn-out liability related to a business acquisition.
Other Gains (Losses)
Other gains of $21.0 million for 2015 include an $11.8 million gain recognized on the sale of an investment which was accounted for using the equity method; an $8.9 million realized gain recognized on the sale of a trading security; a $3.1 million gain for consideration received for the contribution of Marix; and a $2.8 million loss recognized on the sale of our residual interests. In 2015, we received and subsequently sold a trading security as consideration for the sale of the excess servicing spread associated with certain servicing rights.
Income Tax Expense (Benefit)
Our effective tax rate will always differ from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses. Refer to Note 24 in the Notes to Consolidated Financial Statements in Item 8 for a reconciliation of our effective tax rate to the U.S. statutory tax rate.
Income tax benefit increased $132.2 million in 2015 as compared to 2014 due primarily to the increase in loss before income taxes offset by the impact on income taxes for non-deductible expenses such as the impairment of goodwill of the Reverse Mortgage reporting unit. These items were partially offset by a lower release of uncertain tax positions associated with state and local taxes due to a lapse in the statute of limitations from $3.6 million in 2014 to $2.1 million in 2015.
The change of $168.4 million from income tax expense in 2013 to an income tax benefit in 2014 was due primarily to the change from income before income taxes in 2013 to a loss before income taxes in 2014, offset by the impact on income taxes for non-deductible expenses such as the goodwill impairment. In addition, during 2014 we released $3.6 million from the aforementioned liability for unrecognized tax benefits associated with state and local taxes.
Financial Condition — Comparison of Consolidated Financial Condition at December 31, 2015 to December 31, 2014
Our total assets and total liabilities decreased by $358.1 million and $86.1 million, respectively, at December 31, 2015 as compared to December 31, 2014. The most significant changes in assets and liabilities are described below.
Residential loans at amortized cost decreased $773.1 million primarily as a result of the sale of our residual interests and the runoff of the overall related mortgage loan portfolio.
Residential loans at fair value increased $840.8 million primarily as a result of the growth in our reverse loan portfolio and higher fundings of mortgage loans which outpaced sales, offset in part by a lower fair value adjustment on reverse loans. The fair value adjustment decreased as a result of wider pricing spreads, partially offset by lower LIBOR.
Servicer and protective advances decreased $165.2 million primarily as a result of collections of servicer and protective advances.
Goodwill decreased $207.6 million due to a non-cash impairment charge to the asset carrying value recorded during the second and fourth quarters of 2015. The impairment testing is performed on each of our reporting units on an annual basis, or more often if events or circumstances indicate that there may be impairment. At June 30, 2015, our analysis indicated impairment of the Reverse Mortgage reporting unit’s goodwill, and as such we recorded a goodwill impairment charge of $56.5 million. The primary cause of the goodwill impairment in the Reverse Mortgage reporting unit was the decline in the estimated fair value of the reporting unit as a result of operational challenges in its retail origination channel; a reduction in opportunities for additional sub-servicing business; a greater than originally anticipated deferral of cash flows to future years with respect to previously introduced product changes; recent regulatory developments that could impact the likelihood of curtailment events in future periods; increasing liquidity requirements for the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools; and an increase in obligations surrounding curtailment-related items existing at the time of the RMS acquisition. These factors resulted in reduced and delayed cash flows in the reverse mortgage business.

Similar to 2014, the Company's share price continued to experience volatility during 2015. As a result, the Company reassessed its market capitalization and the implications that the decline in market capitalization had on the carrying value of its goodwill. Our October 1, 2015 analysis indicated that the carrying amount of our Servicing reporting unit’s goodwill exceeded its implied fair value and, as a result, we recorded a goodwill impairment charge of $151.0 million in the fourth quarter of 2015. This impairment was primarily the result of higher discount rates applied to forecasted cash flows driven by the decline in our stock price, which has been impacted by continued challenges in our industry, market developments, as well as the impact these factors have had on certain Company specific matters. Refer to Note 13 in the Notes to Consolidated Financial Statements included in Item 8 for further discussion regarding goodwill impairment.
Deferred tax asset, net of $108.1 million in 2015 changed by $194.7 million from a deferred tax liability, net of $86.6 million in 2014. The change in deferred taxes was primarily a result of the current year operating loss, which increased the net operating loss carryforwards; the tax impact of the sale of our residual interests; differences in tax and GAAP bases and recovery methods for servicing rights; the sales of excess servicing spreads and servicing rights during the year; and an increase in the curtailment liability primarily related to the reverse mortgage business. These items were partially offset by decreases in accrued expenses related to legal and regulatory matters and tax amortization of deductible goodwill.
Servicing advance liabilities, which are utilized to finance servicer and protective advances, decreased $136.6 million primarily as a result of collections of servicer and protective advances, which are used to settle balances outstanding.
Mortgage-backed debt decreased $688.1 million primarily as a result of the sale of our residual interests, which required the deconsolidation of the related mortgage-backed debt.
HMBS related obligations increased $695.5 million due primarily to the securitization of reverse loans, partially offset by the repurchase of certain HECMs and real estate owned from securitization pools.
Non-GAAP Financial Measures
We manage our Company in three reportable segments: Servicing, Originations and Reverse Mortgage. We measure the performance of our business segments through the following measures: income (loss) before income taxes, Adjusted Earnings, and Adjusted EBITDA. Management considers Adjusted Earnings and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of our business segments and of the Company as a whole, as well as for allocating capital resources to our segments. Adjusted Earnings and Adjusted EBITDA are supplemental metrics utilized by management to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Adjusted Earnings and Adjusted EBITDA are not presentations made in accordance with GAAP and our use of these measures and terms may vary from other companies in our industry.
Adjusted Earnings is defined as income (loss) before income taxes plus changes in fair value due to changes in valuation inputs and other assumptions; certain depreciation and amortization costs related to the increased basis in assets (including servicing rights and sub-servicing contracts) acquired within business combination transactions (or step-up depreciation and amortization); goodwill impairment, if any; the provision for curtailment expense, net of expected third-party recoveries, as described in footnote two to the Adjusted Earnings table below; share-based compensation expense; non-cash interest expense; restructuring costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily including certain non-recurring costs; severance; gain or loss on extinguishment of debt; the net impact of the Non-Residual Trusts; and transaction and integration costs. Adjusted Earnings excludes unrealized changes in fair value of MSRs that are based on projections of expected future cash flows and prepayments. Adjusted Earnings includes both cash and non-cash gains from mortgage loan origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Earnings includes cash generated from reverse mortgage origination activities. Adjusted Earnings may from time to time also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors with a supplemental means of evaluating our operating performance.

Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as income (loss) before income taxes; amortization of servicing rights and other fair value adjustments; interest expense on corporate debt; depreciation and amortization; goodwill impairment, if any; the provision for curtailment expense, net of expected third-party recoveries, as described in footnote one to the Adjusted EBITDA table below; share-based compensation expense; restructuring costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily certain non-recurring costs; the net provision for the repurchase of loans sold; non-cash interest income; severance; gain or loss on extinguishment of debt; interest income on unrestricted cash and cash equivalents; the net impact of the Non-Residual Trusts; the provision for loan losses; Residual Trust cash flows; transaction and integration costs; and servicing fee economics. Adjusted EBITDA includes both cash and non-cash gains from mortgage loan origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.
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

•	Adjusted Earnings and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Earnings and Adjusted EBITDA do not reflect certain tax payments that represent reductions in cash available to us;

•	Adjusted Earnings and Adjusted EBITDA do not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	Adjusted Earnings and Adjusted EBITDA do not reflect non-cash compensation which is and will remain a key element of our overall long-term incentive compensation package;

•	Adjusted Earnings and Adjusted EBITDA do not reflect the change in fair value due to changes in valuation inputs and other assumptions;

•	Adjusted EBITDA does not reflect the change in fair value resulting from the realization of expected cash flows; and

•
Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our servicing rights related liabilities and corporate debt, although it does reflect interest expense associated with our servicing advance liabilities, master repurchase agreements, mortgage-backed debt, and HMBS related obligations.

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
The following tables reconcile Adjusted Earnings and Adjusted EBITDA to loss before income taxes, which we consider to be the most directly comparable GAAP financial measure to Adjusted Earnings and Adjusted EBITDA (in thousands):

Adjusted Earnings

For the Year Ended December 31, 2015
Loss before income taxes	$(404,426)
Adjustments to loss
Goodwill impairment	207,557
Changes in fair value due to changes in valuation inputs and other assumptions	137,198
Step-up depreciation and amortization (1)	59,264
Curtailment expense (2)	30,419
Legal and regulatory matters (3)	26,020
Share-based compensation expense	20,937
Non-cash interest expense	12,098
Restructuring costs (4)	11,561
Fair value to cash adjustment for reverse loans (5)	2,291
Other (6)	16,944
Sub-total	524,289
Adjusted Earnings	$119,863
__________

(1)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(2)
Represents the provision for curtailment expense, net of expected third-party recoveries, related to historical practices at RMS which have led to increasing exposure for historical periods as regulatory requirements are clarified. Current practices have been revised in order to minimize current and future exposure to curtailable events. Our non-GAAP measures are not adjusted for accruals for current period curtailable events as such accruals are considered part of ongoing operating results of the business.

(3)	Represents estimated settlement amounts for certain legal and regulatory matters outside of the normal course of business as well as legal costs and expenses associated with these matters.

(4)
Restructuring costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring costs incurred in 2015 to improve efficiencies within the organization included re-branding the mortgage loan originations business by consolidating Ditech Mortgage Corp and Green Tree Servicing into one legal entity with one brand, Ditech, a Walter Company, and measures taken to restructure the mortgage loan servicing operations and improve the profitability of the reverse mortgage business by streamlining its geographic footprint and strengthening its retail originations channel. These costs also include those relating to our exit from the consumer retail channel of the Originations segment.

(5)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(6)	Includes certain non-recurring costs, severance, gain on extinguishment of debt, the net impact of the Non-Residual Trusts and transaction and integration costs.

Adjusted EBITDA

For the Year Ended December 31, 2015
Loss before income taxes	$(404,426)
Adjustments to EBITDA
Amortization of servicing rights and other fair value adjustments	408,755
Goodwill impairment	207,557
Interest expense	157,817
Depreciation and amortization	69,128
Curtailment expense (1)	30,419
Legal and regulatory matters (2)	26,020
Share-based compensation expense	20,937
Restructuring costs (3)	11,561
Fair value to cash adjustment for reverse loans (4)	2,291
Other (5)	19,660
Sub-total	954,145
Adjusted EBITDA	$549,719
__________

(1)
Represents the provision for curtailment expense, net of expected third-party recoveries, related to historical practices at RMS that have led to increasing exposure for historical periods as regulatory requirements are clarified. Current practices have been revised in order to minimize current and future exposure to curtailable events. Our non-GAAP measures are not adjusted for accruals for current period curtailable events as such accruals are considered part of ongoing operating results of the business.

(2)	Represents estimated settlement amounts for certain legal and regulatory matters outside of the normal course of business as well as legal costs and expenses associated with these matters.

(3)
Restructuring costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring costs incurred in 2015 to improve efficiencies within the organization included re-branding the mortgage loan originations business by consolidating Ditech Mortgage Corp and Green Tree Servicing into one legal entity with one brand, Ditech, a Walter Company, and measures taken to restructure the mortgage loan servicing operations and improve the profitability of the reverse mortgage business by streamlining its geographic footprint and strengthening its retail originations channel. These costs also include those relating to our exit from the consumer retail channel of the Originations segment.

(4)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(5)
Includes certain non-recurring costs, the net provision for the repurchase of loans sold, non-cash interest income, severance, gain on extinguishment of debt, interest income on unrestricted cash and cash equivalents, the net impact of the Non-Residual Trusts, the provision for loan losses, Residual Trust cash flows, transaction and integration costs and servicing fee economics.

Business Segment Results
In calculating income (loss) before income taxes for our segments, we allocate indirect expenses to our business segments. Indirect expenses are allocated to our Servicing, Originations, Reverse Mortgage and certain non-reportable segments based on headcount.
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Refer below for further information on the results of operations for our Servicing, Originations and Reverse Mortgage segments. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes, refer to Note 27 in the Notes to Consolidated Financial Statements included in Item 8.

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Year Ended December 31, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(269,770)	$123,536	$(112,337)	$(145,855)	$(404,426)

Adjustments to earnings (loss)
Goodwill impairment	151,018	—	56,539	—	207,557
Changes in fair value due to changes in valuation inputs and other assumptions	137,198	—	—	—	137,198
Step-up depreciation and amortization	27,697	7,424	5,178	—	40,299
Curtailment expense	—	—	30,419	—	30,419
Legal and regulatory matters	20,445	—	5,575	—	26,020
Share-based compensation expense	12,700	5,557	2,395	285	20,937
Step-up amortization of sub-servicing rights	18,965	—	—	—	18,965
Non-cash interest expense	1,283	—	—	10,815	12,098
Restructuring costs	6,462	2,608	1,640	851	11,561
Fair value to cash adjustment for reverse loans	—	—	2,291	—	2,291
Other	3,776	1,272	349	11,547	16,944
Total adjustments	379,544	16,861	104,386	23,498	524,289
Adjusted Earnings (Loss)	109,774	140,397	(7,951)	(122,357)	119,863

Adjustments to EBITDA
Amortization of servicing rights and other fair value adjustments	250,539	—	2,053	—	252,592
Interest expense on debt	8,779	—	2	136,938	145,719
Depreciation and amortization	17,740	8,387	2,687	15	28,829
Other	(6,556)	8,827	139	306	2,716
Total adjustments	270,502	17,214	4,881	137,259	429,856
Adjusted EBITDA	$380,276	$157,611	$(3,070)	$14,902	$549,719

	For the Year Ended December 31, 2014
	Servicing	Originations	Reverse Mortgage	Other (1)	Total Consolidated
Income (loss) before income taxes	$(29,287)	$117,104	$(101,168)	$(105,989)	$(119,340)

Adjustments to earnings (loss)
Goodwill impairment	—	—	82,269	—	82,269
Changes in fair value due to changes in valuation inputs and other assumptions	114,759	—	—	—	114,759
Step-up depreciation and amortization	26,587	9,903	7,081	1	43,572
Curtailment expense	—	—	1,460	—	1,460
Legal and regulatory matters	75,564	907	24,297	—	100,768
Share-based compensation expense	8,942	3,445	2,185	(39)	14,533
Step-up amortization of sub-servicing rights	33,317	—	—	—	33,317
Non-cash interest expense	2,326	—	—	9,755	12,081
Restructuring costs	1,657	2,887	—	—	4,544
Fair value to cash adjustment for reverse loans	—	—	(24,602)	—	(24,602)
Other	963	4,049	4,485	(7,091)	2,406
Total adjustments	264,115	21,191	97,175	2,626	385,107
Adjusted Earnings (Loss)	234,828	138,295	(3,993)	(103,363)	265,767

Adjustments to EBITDA
Amortization of servicing rights and other fair value adjustments	156,131	—	2,683	—	158,814
Interest expense on debt	5,003	—	26	137,878	142,907
Depreciation and amortization	19,746	7,187	2,203	13	29,149
Other	8,741	(1,165)	(73)	44	7,547
Total adjustments	189,621	6,022	4,839	137,935	338,417
Adjusted EBITDA	$424,449	$144,317	$846	$34,572	$604,184
__________

(1)	Our Other non-reportable segment includes $36.8 million in asset management performance fees collected and earned in connection with the asset management of a fund.

	For the Year Ended December 31, 2013
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$345,954	$226,395	$5,201	$(164,732)	$412,818

Adjustments to earnings (loss)
Changes in fair value due to changes in valuation inputs and other assumptions	(153,331)	—	—	—	(153,331)
Step-up depreciation and amortization	34,261	7,642	9,546	1	51,450
Curtailment expense	—	—	8,894	—	8,894
Share-based compensation expense	8,005	2,357	1,019	1,630	13,011
Step-up amortization of sub-servicing rights	30,405	—	—	—	30,405
Non-cash interest expense	3,495	—	—	8,800	12,295
Fair value to cash adjustment for reverse loans	—	—	17,995	—	17,995
Debt issuance costs not capitalized	—	—	—	15,614	15,614
Loss on debt extinguishment	—	—	—	12,489	12,489
Other	463	—	2,248	17,668	20,379
Total adjustments	(76,702)	9,999	39,702	56,202	29,201
Adjusted Earnings (Loss)	269,252	236,394	44,903	(108,530)	442,019

Adjustments to EBITDA
Amortization of servicing rights and other fair value adjustments	113,926	—	3,526	—	117,452
Interest expense on debt	169	—	40	114,517	114,726
Depreciation and amortization	16,931	1,064	1,573	9	19,577
Other	(9,607)	7,738	(365)	208	(2,026)
Total adjustments	121,419	8,802	4,774	114,734	249,729
Adjusted EBITDA	$390,671	$245,196	$49,677	$6,204	$691,748

Servicing
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Years Ended December 31,			Variance
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Net servicing revenue and fees
Third parties	$453,325	$566,064	$756,047	$(112,739)	(20)%	$(189,983)	(25)%
Intercompany	9,219	9,897	8,133	(678)	(7)%	1,764	22%
Total net servicing revenue and fees	462,544	575,961	764,180	(113,417)	(20)%	(188,219)	(25)%
Interest income on loans	74,303	134,472	144,651	(60,169)	(45)%	(10,179)	(7)%
Insurance revenue	47,201	71,010	84,478	(23,809)	(34)%	(13,468)	(16)%
Intersegment retention revenue	30,751	40,546	59,891	(9,795)	(24)%	(19,345)	(32)%
Net gains on sales of loans	3,699	—	—	3,699	n/m	—	—%
Other revenues	51,005	35,445	7,543	15,560	44%	27,902	370%
Total revenues	669,503	857,434	1,060,743	(187,931)	(22)%	(203,309)	(19)%
General and administrative and allocated indirect expenses	387,275	415,124	283,353	(27,849)	(7)%	131,771	47%
Salaries and benefits	270,190	293,686	258,809	(23,496)	(8)%	34,877	13%
Goodwill impairment	151,018	—	—	151,018	n/m	—	—%
Interest expense	85,482	121,856	112,895	(36,374)	(30)%	8,961	8%
Depreciation and amortization	45,437	46,333	51,192	(896)	(2)%	(4,859)	(9)%
Other expenses, net	6,080	8,182	7,871	(2,102)	(26)%	311	4%
Total expenses	945,482	885,181	714,120	60,301	7%	171,061	24%
Other net fair value gains (losses)	75	(796)	(669)	871	(109)%	(127)	19%
Other gains (losses)	6,134	(744)	—	6,878	(924)%	(744)	n/m
Income (loss) before income taxes	(269,770)	(29,287)	345,954	(240,483)	821%	(375,241)	(108)%

Adjustments to earnings (loss)
Goodwill impairment	151,018	—	—	151,018	n/m	—	—%
Changes in fair value due to changes in valuation inputs and other assumptions	137,198	114,759	(153,331)	22,439	20%	268,090	(175)%
Step-up depreciation and amortization	27,697	26,587	34,261	1,110	4%	(7,674)	(22)%
Legal and regulatory matters	20,445	75,564	—	(55,119)	(73)%	75,564	n/m
Step-up amortization of sub-servicing rights	18,965	33,317	30,405	(14,352)	(43)%	2,912	10%
Share-based compensation expense	12,700	8,942	8,005	3,758	42%	937	12%
Restructuring costs	6,462	1,657	—	4,805	290%	1,657	n/m
Non-cash interest expense	1,283	2,326	3,495	(1,043)	(45)%	(1,169)	(33)%
Other	3,776	963	463	2,813	292%	500	108%
Total adjustments	379,544	264,115	(76,702)	115,429	44%	340,817	(444)%
Adjusted Earnings	109,774	234,828	269,252	(125,054)	(53)%	(34,424)	(13)%

Adjustments to EBITDA
Amortization of servicing rights and other fair value adjustments	250,539	156,131	113,926	94,408	60%	42,205	37%
Depreciation and amortization	17,740	19,746	16,931	(2,006)	(10)%	2,815	17%
Interest expense on debt	8,779	5,003	169	3,776	75%	4,834	n/m
Other	(6,556)	8,741	(9,607)	(15,297)	(175)%	18,348	(191)%
Total adjustments	270,502	189,621	121,419	80,881	43%	68,202	56%
Adjusted EBITDA	$380,276	$424,449	$390,671	$(44,173)	(10)%	$33,778	9%

Mortgage Loan Servicing Portfolio
Provided below are summaries of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	For the Years Ended December 31,
	2015		2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the year	2,142,689	$234,905,729	1,894,446	$198,828,470
Acquisition of pool of Fannie Mae MSRs	—	—	254,960	27,559,108
Acquisition of EverBank net assets	—	—	72,176	9,756,509
Loan sales with servicing retained	84,368	18,578,484	45,760	10,074,277
Other new business added (2) (3)	150,579	28,620,409	176,680	23,751,034
Payoffs and sales, net (2) (4) (5)	(290,018)	(37,980,310)	(301,333)	(35,063,669)
Balance at end of the year	2,087,618	244,124,312	2,142,689	234,905,729
On-balance sheet residential loans and real estate owned (6)	36,857	2,439,806	56,461	3,175,298
Total mortgage loan servicing portfolio	2,124,475	$246,564,118	2,199,150	$238,081,027
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

(2)	Consists of activities associated with servicing and sub-servicing contracts.

(3)	Includes the loans of the seven Residual Trusts that were deconsolidated from our consolidated balance sheet upon sale in 2015 of our residual interests in those trusts.

(4)	Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $6.4 billion and $8.8 billion in 2015 and 2014, respectively.

(5)	Includes the impact of the sale of servicing rights associated with 4,551 accounts and $968.4 million in unpaid principal balance during 2014.

(6)	On-balance sheet residential loans and real estate owned primarily includes mortgage loans held for sale as well as assets of the Non-Residual Trusts and Residual Trusts.
The portfolio disappearance rate, consisting of contractual payments, voluntary prepayments and defaults, of the total mortgage loan portfolio, was 14.23% in 2015.
The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment. Provided below are summaries of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	At December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Weighted- Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio
First lien mortgages	1,676,307	$231,637,730	0.27%	9.09%
Second lien mortgages	179,594	5,823,302	0.46%	3.41%
Manufactured housing and other	231,717	6,663,280	1.09%	6.42%
Total accounts serviced for third parties (2) (4)	2,087,618	244,124,312	0.30%	8.88%
On-balance sheet residential loans and real estate owned (3)	36,857	2,439,806		5.07%
Total mortgage loan servicing portfolio	2,124,475	$246,564,118		8.85%

	At December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Weighted- Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio
First lien mortgages	1,648,932	$220,011,843	0.26%	9.93%
Second lien mortgages	226,002	7,277,171	0.48%	2.80%
Manufactured housing and other	267,755	7,616,715	1.10%	4.43%
Total accounts serviced for third parties (2)	2,142,689	234,905,729	0.30%	9.53%
On-balance sheet residential loans and real estate owned (3)	56,461	3,175,298		5.07%
Total mortgage loan servicing portfolio	2,199,150	$238,081,027		9.47%
__________

(1)
Past due status is measured based on either the MBA method or the OTS method as specified in the servicing agreement. Under the MBA method, a loan is considered past due if its monthly payment is not received by the end of the day immediately preceding the loan's next due date. Under the OTS method, a loan is considered past due if its monthly payment is not received by the loan's due date in the following month. Past due status is based on the current contractual due date of the loan, except in the case of an approved repayment plan, including a plan approved by the bankruptcy court, or a completed loan modification, in which case past due status is based on the modified due date or status of the loan.

(2)
Consists of $194.8 billion and $49.3 billion in unpaid principal balance associated with servicing and sub-servicing contracts, respectively, at December 31, 2015 and $179.7 billion and $55.2 billion, respectively, at December 31, 2014.

(3)	Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees.

(4)	At December 31, 2015 includes $6.6 billion in unpaid principal balance of sub-servicing performed for WCO and $1.7 billion associated with servicing rights sold to WCO.
The unpaid principal balance of our third-party servicing portfolio increased $9.2 billion at December 31, 2015 as compared to December 31, 2014 primarily due to our originations sales with servicing retained and servicing and sub-servicing portfolio acquisitions, partially offset by runoff of the portfolio. Sub-servicing portfolio acquisitions include new sub-servicing performed for WCO. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $735.5 million can be attributed to the sale of our residual interests, which resulted in the deconsolidation of the related loans, combined with the overall portfolio runoff of the assets held by the Residual and Non-Residual Trusts, partially offset by an increase in mortgage loans held for sale of $213.8 million. The unpaid principal balance of loans associated with the sale of the seven Residual Trusts is included in our third-party servicing portfolio at December 31, 2015 since we continue to service these loans.
The overall delinquencies associated with our third-party servicing portfolio decreased at December 31, 2015 as compared to December 31, 2014 primarily because the new loans we originated and acquired have experienced a lower delinquency rate than our historical servicing portfolio had experienced.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Years Ended December 31,			Variance
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Servicing fees	$703,987	$672,189	$541,007	$31,798	5%	$131,182	24%
Incentive and performance fees	94,829	135,892	141,278	(41,063)	(30)%	(5,386)	(4)%
Ancillary and other fees	98,235	84,600	72,894	13,635	16%	11,706	16%
Servicing revenue and fees	897,051	892,681	755,179	4,370	—%	137,502	18%
Changes in valuation inputs or other assumptions (1)	(157,262)	(124,471)	153,331	(32,791)	26%	(277,802)	(181)%
Other changes in fair value (2)	(244,730)	(149,031)	(105,273)	(95,699)	64%	(43,758)	42%
Change in fair value of servicing rights	(401,992)	(273,502)	48,058	(128,490)	47%	(321,560)	(669)%
Amortization of servicing rights	(24,774)	(40,418)	(39,057)	15,644	(39)%	(1,361)	3%
Change in fair value of servicing rights related liabilities (3)	(7,741)	(2,800)	—	(4,941)	176%	(2,800)	n/m
Net servicing revenue and fees	$462,544	$575,961	$764,180	$(113,417)	(20)%	$(188,219)	(25)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time and includes $12.9 million in servicing rights transferred to the Company for no consideration during 2013.

(3)	Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $9.3 million and $4.9 million during 2015 and 2014, respectively.
2015 Compared to 2014
Servicing fees increased $31.8 million in 2015 as compared to 2014 primarily due to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by runoff of the servicing portfolio. Additionally there was a $13.1 million benefit recognized during 2014 from the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract that was not recognized during the current year. Average loans serviced increased by $17.1 billion, or 8%, in 2015 as compared to 2014.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Modification fees and fees earned under HAMP decreased $30.4 million in 2015 as compared to 2014 due primarily to a lower volume of completed modifications and lower fees for maintenance of performing modified loans no longer eligible for HAMP incentive fees. We expect to modify fewer loans in the future as a result of the scheduled termination of HAMP in December 2016 and there being a fewer number of loans in our servicing portfolio eligible for modification. In addition, asset recovery income decreased $7.9 million for 2015 as compared to 2014 as a result of lower gross collections due primarily to the runoff of the related loans managed by the Servicing segment. Incentives relating to the performance of certain loan pools serviced by us decreased $2.8 million for 2015 as compared to 2014. We expect incentives relating to the performance of loan pools serviced by us to continue to decline as a result of market and other factors, including changes in incentive programs, runoff of the related loan portfolio and improving economic conditions, which may reduce the opportunity to earn these incentives.
Ancillary and other fees, which primarily include late fees and expedited payment fees, increased $13.6 million in 2015 as compared to 2014 due primarily to growth in the servicing portfolio.
2014 Compared to 2013
Servicing fees increased $131.2 million in 2014 as compared to 2013 primarily due to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by runoff of the servicing portfolio. Average loans serviced increased by $38.2 billion, or 20%, in 2014 as compared to 2013.

Incentives relating to the performance of certain loan pools serviced by us decreased $9.1 million in 2014 as compared to 2013. Asset recovery income decreased by $5.1 million in 2014 as compared to 2013 as a result of lower gross collections due primarily to the runoff of the related loans managed by the Servicing segment. Modification fees and fees earned under HAMP increased $8.8 million in 2014 as compared to 2013 due to a higher volume of completed modifications as well as successful maintenance of the modified loans under performing status.
Ancillary and other fees increased $11.7 million in 2014 as compared to 2013 due primarily to growth in the servicing portfolio.
Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Years Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Average unpaid principal balance of loans serviced (1)	$244,736,114	$227,589,645	$189,365,728	$17,146,469	$38,223,917
Average servicing fee (2)	0.29%	0.30%	0.29%	(0.01)%	0.01%
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
The decrease in average servicing fee of one basis point for 2015 as compared to 2014, as well as the increase in average servicing fee of one basis point for 2014 as compared to 2013, related primarily to a benefit of $13.1 million recognized during 2014 from the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract.
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Servicing rights at fair value	$1,682,016	$1,599,541	$1,131,124	$82,475	$468,417
Unpaid principal balance of accounts serviced	183,506,006	168,832,342	130,123,288	14,673,664	38,709,054
Inputs and assumptions
Weighted-average remaining life in years	6.3	6.6	6.8	(0.3)	(0.2)
Weighted-average stated borrower interest rate on underlying collateral	4.31%	4.65%	5.20%	(0.34)%	(0.55)%
Weighted-average discount rate	10.88%	9.55%	9.76%	1.33%	(0.21)%
Conditional prepayment rate	9.94%	7.87%	7.06%	2.07%	0.81%
Conditional default rate	1.06%	2.36%	2.90%	(1.30)%	(0.54)%
Year Ended December 31, 2015
The increase in servicing rights carried at fair value at December 31, 2015 as compared to December 31, 2014 related primarily to $544.6 million in servicing right portfolio acquisitions and servicing rights capitalized upon sales of loans, partially offset by a reduction in fair value of $402.0 million and sales of servicing rights of $60.1 million. The reduction in fair value of these servicing rights in 2015 was attributed to a loss of $157.3 million in changes in valuation inputs or other assumptions and a loss of $244.7 million in other changes in fair value which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.

The loss resulting from changes in valuation inputs or other assumptions of $157.3 million in 2015 was due primarily to a higher discount rate at December 31, 2015 as compared to December 31, 2014, an increase in the assumed conditional prepayment rate and an increase in FHFA's house pricing index. The higher assumed conditional prepayment rate was primarily due to actual interest rates being lower than what the market forward interest rate curves had projected for future periods as of December 31, 2014. In addition, the assumed conditional prepayment rate was impacted by a change in mix with the growth of the Freddie Mac and Ginnie Mae servicing rights. The conditional default assumption was lower primarily as a result of the aforementioned refinement of our valuation model.
Other changes in fair value above consist of the realization of expected cash flows. The increase in realization of expected cash flows of $95.7 million in 2015 as compared to 2014 was due primarily to faster prepayment speeds than anticipated and a larger servicing portfolio resulting from acquisitions of servicing rights, including those from loan origination activities.
Year Ended December 31, 2014
The loss resulting from changes in valuation inputs or other assumptions of $124.5 million in 2014 was due primarily to a higher assumed conditional prepayment rate at December 31, 2014 as compared to December 31, 2013, which was largely driven by a lower interest rate environment and an increase in the FHFA’s housing price index, partially offset by lower future HARP opportunities. There was a decline in the assumed conditional default rate, which was driven by portfolio acquisitions in 2014 that had lower risk profiles, and accordingly, lower assumed conditional default rates. Discount rates were reduced based on observable market rates.
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
Year Ended December 31, 2013
Our servicing rights carried at fair value primarily consist of servicing rights acquired since January 1, 2013. The gain resulting from changes in valuation inputs or other assumptions of $153.3 million during 2013 was due primarily to overall reductions to assumed conditional prepayment rates and conditional default rates since the acquisitions of the related servicing rights. The decline in assumed conditional prepayment rates resulted primarily from a higher interest rate environment, which was partially offset by the impact of HARP being extended in April 2013 through December 2015 and the increase in the FHFA’s housing price index. The decline in assumed conditional default rates was due primarily to actual performance and the addition of lower delinquency loans to our servicing portfolio. Assumed discount rates remained relatively flat since the acquisitions of servicing rights during 2013. The extension of HAMP in May 2013 to December 2015 also contributed to the change in valuation inputs and other assumptions given expected growth in incentive fees.
Servicing Rights Related Liabilities
The loss in fair value relating to our servicing rights related liabilities of $7.7 million for 2015 is comprised of $7.7 million in loss in fair value relating to excess servicing spread liabilities and less than $0.1 million in loss in fair value relating to servicing rights financing. The loss in fair value relating to our servicing rights related liabilities of $2.8 million for 2014 is entirely related to an excess servicing spread liability. The loss in fair value relating to excess servicing rights liabilities increased by $4.9 million in 2015 as compared to 2014 due primarily to the change in interest expense which relates to the accretion of fair value. The higher interest expense was mainly due to having the 2014 excess servicing spread financing the entire twelve month period of 2015 as opposed to six months in 2014.
Interest Income on Loans
Interest income decreased $60.2 million in 2015 as compared to 2014 primarily due to the sale of our residual interests in 2015, runoff of the overall mortgage loan portfolio and a lower yield on loans due to an increase in delinquencies that are 90 days or more past due.
Interest income decreased $10.2 million in 2014 as compared to 2013 due primarily to runoff of the overall mortgage loan portfolio and a lower yield on loans due to an increase in delinquencies that are 90 days or more past due.

Insurance Revenue
Insurance revenue decreased $23.8 million in 2015 as compared to 2014 and $13.5 million in 2014 as compared to 2013 primarily as a result of changes in GSE requirements and regulations that limited our ability to charge commissions for lender-placed insurance policies during 2014 that led to a decrease in our sales commissions related to lender-placed insurance policies beginning in June 2014 as well as runoff of existing policies. During 2014, these lower commissions were partially offset by commissions earned from an increase in lender-placed insurance policies issued prior to the effective date of the regulatory changes related to the 2013 and early 2014 bulk servicing right acquisitions.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees for Servicing segment charges to our Originations segment for loan originations completed by the Originations segment that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right. The decline in intersegment retention revenue of $9.8 million in 2015 as compared to 2014 and $19.3 million in 2014 as compared to 2013 was due primarily to the decline in funded retention volume for which there was an existing capitalized servicing right.
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
Beginning in 2015, the Originations segment recognizes the initial fair value of the entire commitment, including the servicing rights component, on the date of the commitment, while the Servicing segment recognizes the change in fair value of the servicing rights component of our IRLCs and loans held for sale that occurs subsequent to the date of our commitment through the sale of the loan. Net gains on sale of loans for the Servicing segment consists of this change in fair value as well as net gains on sales of loans to third parties.
Other Revenues
Other revenues increased $15.6 million in 2015 as compared to 2014 primarily as a result of $19.3 million in higher fair value gains relating to charged-off loans resulting primarily from twelve months of collection activity in 2015 compared to eight months in 2014 and an increase in expected collections, and $4.3 million higher other interest income, partially offset by $7.5 million lower beneficial interest income related to a servicing asset.
Other revenues increased $27.9 million in 2014 as compared to 2013 primarily due to $22.5 million in higher fair value gains relating to charged-off loans that were purchased during 2014 and $4.5 million in higher beneficial interest income related to a servicing asset.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $27.8 million in 2015 as compared to 2014 resulting primarily from $40.7 million in lower legal related costs largely due to lower accruals for legal and regulatory matters outside of the ordinary course of business and $14.5 million in lower provision for uncollectible advances due to a decrease in advance balances and an improvement in collection experience, partially offset by $11.3 million in additional costs in 2015 to support efficiency and technology-related initiatives, $8.8 million in higher default and other loan servicing costs resulting from growth in the servicing portfolio, and $4.1 million in expenses relating to consolidating and re-branding our mortgage loan business as Ditech, a Walter Company.
General and administrative and allocated indirect expenses increased $131.8 million in 2014 as compared to 2013 resulting primarily from additional costs associated with growth in the servicing portfolio, which included a higher provision for uncollectible advances of $34.5 million, and $75.6 million in higher legal accruals for loss contingencies and legal expenses due to legal and regulatory matters outside of normal course of business. The higher provision for uncollectible advances is due to the growth in advances from servicing right acquisitions in 2013 and 2014, aging of balances and collection experience.

Salaries and Benefits
Salaries and benefits expense decreased $23.5 million in 2015 as compared to 2014 primarily due to a lower average headcount as a result of restructuring measures within our mortgage loan servicing operations, offset in part by severance incurred in relation to this restructuring. Headcount assigned directly to our Servicing segment decreased by approximately 600 full-time employees from 4,200 at December 31, 2014 to 3,600 at December 31, 2015.
Salaries and benefits expense increased $34.9 million in 2014 as compared to 2013 due to hiring to support the growth of our business, including the hiring of EverBank employees in 2014. Headcount assigned directly to our Servicing segment increased by approximately 500 full-time employees from 3,700 at December 31, 2013 to 4,200 at December 31, 2014.
Goodwill Impairment
We incurred a $151.0 million impairment charge during 2015 as a result of a goodwill evaluation performed in the fourth quarter of 2015. The evaluation indicated the estimated implied fair value of the Servicing reporting unit’s goodwill at the evaluation date was less than its book value, therefore requiring the impairment charge.
Interest Expense
Interest expense decreased $36.4 million in 2015 as compared to 2014 primarily as a result of the sale of our residual interests and the runoff of the overall related mortgage loan portfolio.
Interest expense increased $9.0 million in 2014 as compared to 2013 primarily as a result of a higher average balance of servicing advance liabilities due to the growth of our servicing business as a result of portfolio acquisitions. This increase was partially offset by a decrease in interest expense on mortgage-backed debt issued by the Residual Trusts, as a result of a lower average outstanding balance as the related residential loan portfolio continues to runoff.
Other Gains (Losses)
Other gains of $6.1 million for 2015 includes an $8.9 million realized gain recognized on the sale of a trading security, partially offset by a $2.8 million loss recognized on the sale of our residual interests.
Adjusted Earnings
Adjusted Earnings margin decreased six basis points in 2015 as compared to 2014 primarily due to lower revenues (adjusted for the impact of the change in fair value driven by changes in valuation inputs) per loan serviced, partially offset by lower expenses, primarily salaries and benefits, per loan serviced and a net gain resulting from the sale of a trading security and the sale of our residual interests. The decline in revenues per loan serviced is primarily due to the increase in realization of expected cash flows due mainly to faster prepayment speeds than anticipated and a larger servicing portfolio, and the decline in incentive and performance fees and insurance revenue.
Adjusted Earnings margin decreased four basis points in 2014 as compared to 2013 primarily due to lower revenues (adjusted for the impact of the change in fair value driven by changes in valuation inputs) per loan serviced which primarily resulted from the decline in incentive and performance fees, intersegment retention revenue and insurance revenue.
Adjusted EBITDA
Adjusted EBITDA margin decreased two basis points in 2015 as compared to 2014 primarily due to lower revenues (adjusted for the impact of the change in fair value) per loan serviced, partially offset by lower expenses, primarily salaries and benefits, per loan serviced and a net gain resulting from the sale of a trading security and the sale of our residual interests. The decline in revenues per loan serviced is primarily due to the decline in incentive and performance fees and insurance revenue.
Adjusted EBITDA margin decreased three basis points in 2014 as compared to 2013 primarily due to lower revenues (adjusted for the impact of the change in fair value) per loan serviced which primarily resulted from the decline in incentive and performance fees, intersegment retention revenue and insurance revenue.

Provided below is a summary of our Servicing segment's margin (in basis points):

	For the Years Ended December 31,			Variance
	2015	2014 (2)	2013	2015 vs. 2014	2014 vs. 2013
Adjusted Earnings margin (1)	4	10	14	(6)	(4)
Adjusted EBITDA margin (1)	16	18	21	(2)	(3)
__________

(1)	Margins are calculated by dividing the applicable non-GAAP measure by the average principal balance of loans serviced during the year.

(2)
The average principal balance of loans serviced utilized in the calculation of the Adjusted Earnings and Adjusted EBITDA margins for the year ended December 31, 2014 includes adjustments related to servicing fee economics to reflect servicing right acquisitions closed during certain quarters as though they were closed at the beginning of the quarter, as economics (cash flows) were actually recorded for the full quarter.

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

				Variance
	For the Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Net gains on sales of loans	$448,533	$462,172	$594,341	$(13,639)	(3)%	$(132,169)	(22)%
Other revenues	45,312	19,650	36,100	25,662	131%	(16,450)	(46)%
Total revenues	493,845	481,822	630,441	12,023	2%	(148,619)	(24)%
Salaries and benefits	161,992	162,006	174,380	(14)	—%	(12,374)	(7)%
General and administrative and allocated indirect expenses	125,285	115,235	132,600	10,050	9%	(17,365)	(13)%
Intersegment retention expense	30,751	40,546	59,891	(9,795)	(24)%	(19,345)	(32)%
Interest expense	36,470	29,841	28,469	6,629	22%	1,372	5%
Depreciation and amortization	15,811	17,090	8,706	(1,279)	(7)%	8,384	96%
Total expenses	370,309	364,718	404,046	5,591	2%	(39,328)	(10)%
Income before income taxes	123,536	117,104	226,395	6,432	5%	(109,291)	(48)%

Adjustments to earnings
Step-up depreciation and amortization	7,424	9,903	7,642	(2,479)	(25)%	2,261	30%
Share-based compensation expense	5,557	3,445	2,357	2,112	61%	1,088	46%
Restructuring costs	2,608	2,887	—	(279)	(10)%	2,887	n/m
Legal and regulatory matters	—	907	—	(907)	(100)%	907	n/m
Other	1,272	4,049	—	(2,777)	(69)%	4,049	n/m
Total adjustments	16,861	21,191	9,999	(4,330)	(20)%	11,192	112%
Adjusted Earnings	140,397	138,295	236,394	2,102	2%	(98,099)	(41)%

Adjustments to EBITDA
Depreciation and amortization	8,387	7,187	1,064	1,200	17%	6,123	575%
Other	8,827	(1,165)	7,738	9,992	(858)%	(8,903)	(115)%
Total adjustments	17,214	6,022	8,802	11,192	186%	(2,780)	(32)%
Adjusted EBITDA	$157,611	$144,317	$245,196	$13,294	9%	$(100,879)	(41)%

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Year Ended December 31, 2015
	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$17,636,550	$17,786,822	$17,736,488
Retention	6,225,358	6,301,633	6,169,389
Consumer Direct	662,798	489,811	472,490
Retail	595,131	551,296	523,189
Total	$25,119,837	$25,129,562	$24,901,556

	For the Year Ended December 31, 2014
	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$10,779,432	$9,993,133	$9,648,214
Retention	8,034,450	7,982,474	8,158,785
Consumer Direct	128,839	78,406	48,629
Retail	134,509	148,101	141,413
Wholesale (2)	194,402	269,619	365,209
Total	$19,271,632	$18,471,733	$18,362,250

	For the Year Ended December 31, 2013
	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$5,198,556	$4,608,510	$4,303,715
Retention	10,785,607	9,322,332	8,740,556
Retail (3)	603,021	646,122	627,669
Wholesale	1,480,182	1,351,117	1,255,969
Total	$18,067,366	$15,928,081	$14,927,909
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and changes in interest rates.

(2)	We exited the wholesale business in February 2014.

(3)	Included in retail originations volume for 2013 is activity related to retention initiated by the retail channel.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans, the initial fair value of the capitalized servicing rights upon loan sales, as well as the changes in fair value of our IRLCs and other freestanding derivatives. The amount of net gains on sales of loans is a function of the volume and margin of our originations activity and is impacted by fluctuations in interest rates. A substantial portion of our gains on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms, as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes our estimate of the fair value of the servicing right we expect to receive upon sale of the loan. We recognize loan origination costs as incurred, which typically align with the date of loan funding for consumer originations and the date of loan purchase for correspondent lending. These expenses are primarily included in general and administrative expenses and salaries and benefits on the consolidated statements of comprehensive income (loss). In addition, we record a provision for losses relating to representations and warranties made as part of the loan sale transaction at the time the loan is sold.

The volatility in the gain on sale spread is attributable to market pricing, which changes with demand, channel mix, and the general level of interest rates. While many factors may affect consumer demand for mortgages, generally, pricing competition on mortgage loans is lower in periods of low or declining interest rates, as consumer demand is greater. This provides opportunities for originators to increase volume and earn wider margins. Conversely, pricing competition increases when interest rates rise as consumer demand lessens. This reduces overall origination volume and may lead originators to reduce margins. The level and direction of interest rates are not the sole determinant of consumer demand for mortgages. Other factors such as secondary market conditions, home prices, credit spreads or legislative activity may impact consumer demand more significantly than interest rates in any given period.
Net gains on sales of loans for our Originations segment consists of the following (dollars in thousands):

	For the Years Ended December 31,			Variance
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Realized gains on sales of loans	$167,660	$367,314	$214,265	$(199,654)	(54)%	$153,049	71%
Change in unrealized gains on loans held for sale	(7,697)	1,412	24,771	(9,109)	(645)%	(23,359)	(94)%
Gains (losses) on interest rate lock commitments	(9,464)	21,061	38,126	(30,525)	(145)%	(17,065)	(45)%
Gains (losses) on forward sales commitments (1)	(19,747)	(156,201)	111,830	136,454	(87)%	(268,031)	(240)%
Losses on MBS purchase commitments (1)	(24,250)	(18,009)	(5,599)	(6,241)	35%	(12,410)	222%
Capitalized servicing rights	305,838	214,285	187,749	91,553	43%	26,536	14%
Provision for repurchases	(16,008)	(7,741)	(9,054)	(8,267)	107%	1,313	(15)%
Interest income	52,201	40,051	32,253	12,150	30%	7,798	24%
Net gains on sales of loans	$448,533	$462,172	$594,341	$(13,639)	(3)%	$(132,169)	(22)%
__________

(1)	Realized gains (losses) on freestanding derivatives were $(67.0) million, $(134.8) million and $87.7 million during 2015, 2014 and 2013, respectively.
The decrease in net gains on sales of loans in 2015 and 2014 as compared to the corresponding prior year periods was primarily due to a shift in volume from the higher margin retention channel to the lower margin correspondent channel, offset partially by a higher volume of locked loans in each respective period. The higher volume of locked loans during 2015 as compared to 2014 was largely due to lower average interest rates in 2015, while the higher volume of locked loans in 2014 as compared to 2013 was due to having a full twelve months of activity in 2014 as opposed to a condensed period in 2013. Additionally, we had higher capitalized servicing rights during 2015 as compared to 2014 due primarily to a higher volume of loans sold as well as a change in mix from substantially all Fannie Mae in 2014 to approximately 35% Ginnie Mae, which have a higher servicing fee than GSE loans, and 65% Fannie Mae and Freddie Mac loans in 2015. The condensed period in 2013 results from the acquisition of the capital markets and originations platforms from ResCap on January 31, 2013 and the correspondent lending business from Ally Bank on March 1, 2013. These acquisitions initiated the ramp up of our mortgage loan originations business.
The years ended December 31, 2015 and 2014 included the benefit of higher margins from HARP, which is scheduled to expire on December 31, 2016. HARP is a federal program of the U.S. which helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing already occurred in prior periods.

Provided below is a summary of origination economics for all channels (in basis points):

	For the Years Ended December 31,			Variance
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Bps	%	Bps	%
Gain on sale of loans (1)	178	240	329	(62)	(26)%	(89)	(27)%
Fee income (2)	18	11	23	7	64%	(12)	(52)%
Direct expenses (2)	(110)	(142)	(175)	32	(23)%	33	(19)%
Direct margin	86	109	177	(23)	(21)%	(68)	(38)%
__________

(1)	Calculated on pull-through adjusted locked volume.

(2)	Calculated on funded volume.
The decline in direct margin in 2015 as compared to 2014 was primarily due to a shift in volume from the higher margin retention channel to the lower margin correspondent channel. This decline was partially offset by higher origination fees in 2015, the impact of lower direct expenses as a result of the exit from the wholesale business in February 2014, economies of scale as a result of higher loan volume and other cost cutting measures in 2014 and 2015.
The decline in direct margin in 2014 as compared to 2013 was primarily due to a shift in volume from the higher margin retention channel to the lower margin correspondent channel and lower origination fees in 2014. In addition, 2014 includes the impact of lower direct expenses resulting from economies of scale and cost cutting initiatives established to align activities with the scope and scale of operations at such time.
Other Revenues
Other revenues, which consists primarily of origination fee income and interest on cash equivalents, increased $25.7 million in 2015 as compared to 2014, and decreased $16.5 million in 2014 as compared to 2013, primarily as a result of lower origination fees in 2014 due to our having waived certain fees charged to borrowers refinancing mortgage loans.
Salaries and Benefits
Salaries and benefits expense remained flat in 2015 as compared to 2014. Although level between both years, 2015 had a decrease in compensation and benefits primarily due to lower average headcount and lower severance due mainly to the exit from the wholesale business in February 2014 and an office closure in 2014. These lower expenses were offset by higher incentives in 2015 due to an increase in funded volume, partially offset by the impact from the change in mix from higher incentive paying retention originations to lower incentive paying correspondent originations.
Salaries and benefits expense decreased $12.4 million in 2014 as compared to 2013 primarily as a result of the reduction in workforce in order to align the employee base with the scope and scale of operations in 2014, which included our exit from the mortgage wholesale channel, partially offset by higher volume of loans funded during 2014 coupled with a full year of mortgage loan originations activity in 2014 as compared to a condensed period in 2013.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $10.1 million in 2015 as compared to 2014 primarily due to higher loan origination expenses due to an increased volume of loan fundings and increased advertising resulting from additional mail solicitations and internet lead generations as well as re-branding for our mortgage loan business under Ditech, a Walter Company. In addition, we had a larger reduction in 2014 to our estimate of the liability associated with our representations and warranties for sales of mortgage loans due to the prior year including a reduction to our reserves as a result of timely payment history on loans originated under HARP and lower actual origination defects as compared to original expectations. Under HARP, after one year of timely payments by the borrower since the origination of the loan, our exposure to the liability associated with representations and warranties becomes limited in nature. In the prior year, we had more loans completing one year of timely payments and such loans had higher initial reserves established due to a higher initial estimate of defects. These higher expenses were partially offset by lower occupancy, printing and mailing costs in support of cost savings measures.
General and administrative and allocated indirect expenses decreased $17.4 million in 2014 as compared to 2013 primarily as a result of the management of expenses to align with the scope and scale of operations in 2014, partially offset by a higher volume of loans funded during 2014 coupled with a full year of mortgage loan originations activity in 2014 as compared to a condensed period in 2013.

Intersegment Retention Expense
Intersegment retention expense relates to fees charged by our Servicing segment to the Originations segment in relation to loan originations that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right recorded by the Servicing segment. The decline in intersegment retention expense of $9.8 million in 2015 as compared to 2014 and $19.3 million in 2014 as compared to 2013 was due primarily to the decline in funded retention volume for which there was an existing capitalized servicing right.
Interest Expense
Interest expense increased $6.6 million in 2015 as compared to 2014 and $1.4 million in 2014 as compared to 2013 primarily due to higher average borrowings on master repurchase agreements due to higher volumes of loan fundings, partially offset by lower average costs of debt. In addition, there was a full year of mortgage loan originations activity in 2014 as compared to a condensed period in 2013.
Adjusted Earnings and Adjusted EBITDA
Adjusted Earnings and Adjusted EBITDA increased $2.1 million and $13.3 million, respectively, in 2015 as compared to 2014 due primarily to higher origination fee income, offset partially by lower net gains on sales of loans and higher expenses. We had a higher net provision for the repurchase of loans due primarily to a shift in volume of originations from the retention channel to the correspondent channel, which has a higher estimated defect rate.
Adjusted Earnings and Adjusted EBITDA decreased $98.1 million and $100.9 million, respectively, in 2014 as compared to 2013 due primarily to reduced net gains on sales of loans. During 2013, the business substantially ramped up operations due to first quarter 2013 acquisitions; therefore locked volume was significantly larger than funded volume. As a result, 2013 had higher revenues in relation to expenses. In 2014, the relationship of locked volume to funded volume normalized.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Earnings (Loss) and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Years Ended December 31,			Variance
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Net fair value gains on reverse loans and related HMBS obligations	$98,265	$109,972	$120,382	$(11,707)	(11)%	$(10,410)	(9)%
Net servicing revenue and fees	42,648	35,446	27,342	7,202	20%	8,104	30%
Net gains (losses) on sales of loans	(98)	—	4,633	(98)	n/m	(4,633)	(100)%
Other revenues	6,794	11,743	15,307	(4,949)	(42)%	(3,564)	(23)%
Total revenues	147,609	157,161	167,664	(9,552)	(6)%	(10,503)	(6)%
General and administrative and allocated indirect expenses	98,629	83,623	68,825	15,006	18%	14,798	22%
Salaries and benefits	88,967	77,264	74,106	11,703	15%	3,158	4%
Goodwill impairment	56,539	82,269	—	(25,730)	(31)%	82,269	n/m
Depreciation and amortization	7,865	9,284	11,119	(1,419)	(15)%	(1,835)	(17)%
Interest expense	3,902	3,773	7,974	129	3%	(4,201)	(53)%
Other expenses, net	4,044	2,116	439	1,928	91%	1,677	382%
Total expenses	259,946	258,329	162,463	1,617	1%	95,866	59%
Income (loss) before income taxes	(112,337)	(101,168)	5,201	(11,169)	11%	(106,369)	n/m

Adjustments to earnings (loss)
Goodwill impairment	56,539	82,269	—	(25,730)	(31)%	82,269	n/m
Curtailment expense	30,419	1,460	8,894	28,959	n/m	(7,434)	(84)%
Legal and regulatory matters	5,575	24,297	—	(18,722)	(77)%	24,297	n/m
Step-up depreciation and amortization	5,178	7,081	9,546	(1,903)	(27)%	(2,465)	(26)%
Share-based compensation expense	2,395	2,185	1,019	210	10%	1,166	114%
Fair value to cash adjustment for reverse loans	2,291	(24,602)	17,995	26,893	(109)%	(42,597)	(237)%
Restructuring costs	1,640	—	—	1,640	n/m	—	—%
Other	349	4,485	2,248	(4,136)	(92)%	2,237	100%
Total adjustments	104,386	97,175	39,702	7,211	7%	57,473	145%
Adjusted Earnings (Loss)	(7,951)	(3,993)	44,903	(3,958)	99%	(48,896)	(109)%

Adjustments to EBITDA
Depreciation and amortization	2,687	2,203	1,573	484	22%	630	40%
Amortization of servicing rights	2,053	2,683	3,526	(630)	(23)%	(843)	(24)%
Interest expense on debt	2	26	40	(24)	(92)%	(14)	(35)%
Other	139	(73)	(365)	212	(290)%	292	(80)%
Total adjustments	4,881	4,839	4,774	42	1%	65	1%
Adjusted EBITDA	$(3,070)	$846	$49,677	$(3,916)	(463)%	$(48,831)	(98)%

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

	For the Years Ended December 31,
	2015		2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the year	50,196	$8,626,946	44,663	$7,690,304
New business added	12,880	2,043,089	9,942	1,300,259
Other additions (1)	—	645,715	—	489,287
Payoffs and sales	(7,030)	(1,497,350)	(4,409)	(852,904)
Balance at end of the year	56,046	$9,818,400	50,196	$8,626,946
__________

(1)	Other additions include additions to the principal balance serviced related to draws on lines of credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our reverse loan servicing portfolio (dollars in thousands):

	At December 31, 2015		At December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	56,046	$9,818,400	50,196	$8,626,946
On-balance sheet residential loans and real estate owned	65,187	10,265,726	60,302	9,404,169
Total reverse loan servicing portfolio	121,233	$20,084,126	110,498	$18,031,115
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio was 0.14% and 0.16% at December 31, 2015 and 2014, respectively. The decline in the average fee was primarily a result of lower fees per loan for certain servicing agreements, combined with the impact of a higher average loan balance.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	For the Years Ended December 31,			Variance
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Interest income on reverse loans	$435,585	$398,925	$347,497	$36,660	9%	$51,428	15%
Interest expense on HMBS related obligations	(403,817)	(372,346)	(321,820)	(31,471)	8%	(50,526)	16%
Net interest income on reverse loans and HMBS related obligations	31,768	26,579	25,677	5,189	20%	902	4%

Change in fair value of reverse loans	(232,993)	35,272	(239,417)	(268,265)	(761)%	274,689	(115)%
Change in fair value of HMBS related obligations	299,490	48,121	334,122	251,369	522%	(286,001)	(86)%
Net change in fair value on reverse loans and HMBS related obligations	66,497	83,393	94,705	(16,896)	(20)%	(11,312)	(12)%
Net fair value gains on reverse loans and related HMBS obligations	$98,265	$109,972	$120,382	$(11,707)	(11)%	$(10,410)	(9)%

Net fair value gains on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or no longer in securitization pools, net of interest expense on HMBS related obligations, and the change in fair value of these assets and liabilities. Included in the change in fair value are gains due to loan originations that include "tails." Tails are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit, interest, servicing fees, and mortgage insurance premiums. Economic gains and losses result from the pricing of an aggregated pool of loans exceeding the cost of the origination or acquisition of the loan as well as the change in fair value resulting from changes to market pricing on HECMs and HMBS. No gain or loss is recognized as a result of the securitization of reverse loans as these transactions are accounted for as secured borrowings. However, HECMs and HMBS related obligations are marked to fair value, which can result in a net gain or loss related to changes in market pricing.
Net interest income increased $5.2 million in 2015 as compared to 2014 primarily as a result of the growth in both reverse loans and HMBS related obligations, offset partially by the increase in nonperforming reverse loans which have lower interest rates than performing loans. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value increased $10.0 million in 2015 as compared to 2014 primarily as a result of a shift in volume from lower margin new originations to higher margin tails. Net non-cash fair value adjustments included in the change in fair value fluctuated by $26.9 million from a gain in 2014 to a loss in 2015 due primarily to a lower reduction of LIBOR in 2015 as compared to 2014. In addition, in 2015 the impact of the reduction of LIBOR was offset by the widening of spreads between reverse loans and HMBS related obligations resulting from changes in market pricing for HECMs and HMBS. In 2014 there was a tightening of spreads. The conditional repayment rate utilized in the valuation of reverse loans and HMBS related obligations has increased from 21.68% and 21.21% at December 31, 2014, respectively, to 25.59% and 24.70% at December 31, 2015, respectively, as the portfolio ages and recent regulatory guidance surrounding due and payable policies has resulted in shorter projected default servicing timelines.
While we had growth in both reverse loans and HMBS related obligations in 2014 as compared to 2013, we also had an increase in nonperforming reverse loans, which have lower interest rates than performing loans and as a result, net interest income was relatively flat. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value decreased $53.9 million primarily as a result of lower margin new originations, partially offset by higher margin tails. Net non-cash fair value adjustments included in the change in fair value increased favorably by $42.6 million due to a reduction of LIBOR and the tightening of spreads between reverse loans and HMBS related obligations resulting from changes in market pricing for HECMs and HMBS.
Provided below are summaries of our funded volume, which represents purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

				Variance
	For the Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Funded volume	$1,418,624	$1,457,122	$2,897,579	$(38,498)	(3)%	$(1,440,457)	(50)%
Securitized volume (1)	1,465,743	1,480,085	2,882,344	(14,342)	(1)%	(1,402,259)	(49)%
__________

(1)
Securitized volume includes $404.0 million, $299.4 million and $189.4 million of tails securitized for 2015, 2014 and 2013, respectively. Tail draws associated with the HECM IDL product that commenced in late 2013 were $199.9 million and $44.8 million for 2015 and 2014, respectively. There were no tail draws of the HECM IDL product in 2013.

The decline in both funded and securitized volume during 2014 as compared to 2013 is due primarily to regulatory changes to the HECM program, and to a lesser degree, increased competition. Regulatory changes impacted reverse mortgage loan products available to borrowers and reduced the available principal to be drawn initially by borrowers.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Years Ended December 31,			Variance
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Servicing fees	$13,723	$13,043	$11,670	$680	5%	$1,373	12%
Incentive and performance fees	22,757	21,256	15,001	1,501	7%	6,255	42%
Ancillary and other fees	8,221	3,830	4,197	4,391	115%	(367)	(9)%
Servicing revenue and fees	44,701	38,129	30,868	6,572	17%	7,261	24%
Amortization of servicing rights	(2,053)	(2,683)	(3,526)	630	(23)%	843	(24)%
Net servicing revenue and fees	$42,648	$35,446	$27,342	$7,202	20%	$8,104	30%
The growth in net servicing revenue and fees of $7.2 million in 2015 as compared to 2014 and $8.1 million in 2014 as compared to 2013 was due primarily to an increase in incentive and performance fees for the management of real estate owned and in 2015, termination fees relating to the agreement to manage such real estate owned. In March 2015, we entered into an agreement with a counterparty to phase out the management of real estate owned through October 1, 2015. Fees associated with this contract approximated 63% and 75% of incentive and performance fees during 2015 and 2014, respectively, and as a result of the termination of the contract, we expect our incentive and performance fees to decline in 2016.
Other Revenues
Other revenues include originations fee income and other miscellaneous income. Other revenues declined $4.9 million in 2015 as compared to 2014 and $3.6 million in 2014 as compared to 2013 primarily as a result of the decline in origination fee income resulting from fewer originations. In addition, during 2015 we charged lower fees to new borrowers.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $15.0 million in 2015 as compared to 2014 due primarily to a $10.2 million increase in expenses related to regulatory developments in 2015 which led to additional charges around curtailable events and to accrual adjustments associated with legal and regulatory matters outside of the normal course of business. In addition, there was a $6.8 million increase in curtailment due primarily to an increase in missed timelines driven by an increase in volume resulting from the contraction of default servicing timeframes due to recent regulatory changes and an increase in the related exposure to incurred but not known deaths of the mortgagor and the mortgagor’s vacancy from their principal residence. Further there was a $2.8 million increase in advertising and a $6.9 million net increase in various miscellaneous expenses including real estate owned management support services, equipment maintenance and occupancy expenses. These higher charges were partially offset by $8.2 million in lower provisions on uncollectible receivables and advances resulting from improved collections and recent historical experience, as well as transaction costs of $3.5 million recorded in 2014 related to an unsuccessful acquisition, with no similar charge in 2015.
General and administrative and allocated indirect expenses increased $14.8 million in 2014 as compared to 2013, due primarily to $24.3 million in higher legal accruals for loss contingencies and legal expenses due to legal and regulatory matters outside of normal course of business and $3.5 million of transaction costs resulting from an unsuccessful acquisition. These expenses were partially offset by a decrease of $12.8 million in the provision for our curtailment liability and our provisions for uncollectible receivables and advances and insignificant variances related to other expenses.
Salaries and Benefits
Salaries and benefits expense increased $11.7 million in 2015 as compared to 2014 due primarily to a larger average headcount during the current year, higher incentives and higher severance. Salaries and benefits expense remained relatively flat in in 2014 as compared to 2013. As a result of an increase in defaulted loans and recent regulatory guidance surrounding due and payable policies which have resulted in shorter projected default servicing timelines, we have increased our headcount of employees dedicated to such servicing.

Goodwill Impairment
We incurred $56.5 million and $82.3 million in impairment charges during 2015 and 2014 as a result of goodwill evaluations performed in the second quarters of 2015 and 2014, respectively. The evaluations indicated the estimated implied fair value of the Reverse Mortgage reporting unit’s goodwill at each evaluation date was less than its book value, therefore requiring the impairment charges. As a result of these goodwill impairment charges, the Reverse Mortgage reporting unit no longer has goodwill.
Interest Expense
Interest expense remained relatively flat in 2015 as compared to 2014. Interest expense decreased $4.2 million in 2014 as compared to 2013 due primarily to lower average borrowings on master repurchase agreements resulting from a lower volume of loan fundings and lower cost of debt.
Adjusted Earnings (Loss) and Adjusted EBITDA
Adjusted Loss increased $4.0 million and Adjusted EBITDA decreased $3.9 million in 2015 as compared to 2014. The changes in these non-GAAP financial measures was due primarily to the growth in cash generated from origination, purchase and securitization of HECMs and net servicing revenue and fees, offset partially by higher expenses.
Adjusted Earnings (Loss) and Adjusted EBITDA decreased $48.9 million and $48.8 million, respectively, in 2014 as compared to 2013. The decrease in these non-GAAP financial measures was due primarily to the decline in cash generated from origination, purchase and securitization of HECMs
Other Non-Reportable
Other Revenues
Other revenues for our Other non-reportable segment consists primarily of asset management performance fees, and to a lesser extent, asset management advisory fees and other interest income. Other revenues decreased $35.8 million in 2015 as compared to 2014 due primarily to $36.8 million in asset management performance fees collected and earned in connection with the asset management of a fund during 2014, partially offset by the settlement of a receivable that was repaid in conjunction with the sale of an investment accounted for using the equity method during 2015.
Other revenues increased $29.5 million in 2014 as compared to 2013 due primarily to the aforementioned $36.8 million in asset management performance fees, partially offset by a decline in asset management advisory fees.
Expenses
Total expenses for our Other non-reportable segment increased $10.8 million in 2015 as compared to 2014 due primarily to higher salaries and benefits expense relating to increases in share-based compensation expense due largely to a higher number of awards granted and bonuses.
Total expenses for our Other non-reportable segment decreased $3.4 million in 2014 as compared to 2013 due primarily to $30.4 million in lower general and administrative and allocated indirect expenses largely resulting from costs incurred to affect corporate debt financing transactions in 2013. Our corporate debt transactions during 2013 included incremental borrowings under our 2012 Term Loan, the related subsequent refinancing activities under our 2013 Term Loan and the issuance of our Senior Notes. The decrease in expenses was partially offset by a $24.3 million increase in interest expense on corporate debt resulting from these corporate debt transactions. These financing transactions resulted in a higher average balance of corporate debt of $502.9 million, partially offset by a lower average interest rate of 48 basis points, which resulted in a lower cost of debt.
Total Other Gains (Losses)
Total other gains increased $6.8 million in 2015 as compared to 2014 due primarily to an $11.8 million gain recognized on the sale of an investment which was accounted for using the equity method; a $4.7 million net gain on extinguishment of debt related to the repurchase of Senior Notes and the voluntary prepayment on the 2013 Term Loan; and a $3.1 million gain for consideration received for the contribution of Marix to WCO. These gains were partially offset by $12.8 million in lower net fair value gains on the assets and liabilities of the Non-Residual Trusts as 2014 included the impact of changes in assumptions related to the reduction of discount rates resulting from tightening of yields in the market.

Total other gains of $20.1 million in 2014 increased $25.8 million from total other losses of $5.8 million in 2013 due primarily to a loss on extinguishment of debt of $12.5 million incurred in 2013, $8.6 million in higher fair value gains on the Non-Residual Trusts in 2014 resulting from the aforementioned reduction to discount rates, and a $4.8 million loss incurred in 2013 related to an increase in the contingent earn-out liability related to a business acquisition.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicer licensing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver, as described under the Corporate Debt section below. At December 31, 2015, our liquidity was $256.7 million. At December 31, 2015, we had contractual obligations, subject to certain conditions and adjustments, to utilize approximately $27.7 million of this amount to fund acquisitions of servicing rights, including related servicer and protective advances, and certain payment obligations under our asset purchase agreement with RCS.
We endeavor to maintain our liquidity at a level sufficient to fund certain known or expected payments and to fund our working capital needs. Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our 2013 Revolver, master repurchase agreements, mortgage loan servicing advance facilities, issuance of HMBS and excess servicing spread financing arrangements. We may generate additional liquidity through sales of MSRs, any portion thereof, or other assets.
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, current committed business and asset acquisitions, and all required debt service obligations for the next 12 months. We expect that significant acquisitions of servicing rights and other opportunities to grow by acquisition would need to be funded primarily through, or in collaboration with, external capital sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing. Our liquidity outlook assumes the renewal of existing mortgage loan servicing advance facilities, mortgage loan and reverse loan master repurchase agreements and reverse loan master repurchase agreements to fund repurchases of HECMs. In addition, management from time to time pursues other financing facilities. We may access the capital markets from time to time, in public or in private transactions, to augment our liquidity position, fund growth opportunities or for other reasons. We continually monitor our cash flows and liquidity in order to be responsive to changing conditions.
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
Share Repurchase Plan
On May 6, 2015, the Board of Directors of the Company authorized us to repurchase up to $50.0 million of shares of our common stock, during the period beginning on May 11, 2015 and ending on May 31, 2016. Repurchases may be made from time to time based upon our discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The timing and amounts of any such repurchases will depend on a variety of factors, including the market price of our shares and general market and economic conditions. The share repurchase program may be extended, suspended or discontinued at any time without notice.
At December 31, 2015, we had repurchased 2,382,733 shares of common stock pursuant to our share repurchase plan at an aggregate cost of $28.1 million, or an average cost of $11.78 per share. Shares of common stock that we repurchase are canceled and return to the status of authorized but unissued shares.

Mortgage Loan Servicing Business
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to pay taxes, insurance and foreclosure costs and various other items, referred to as protective advances. Protective advances are required to preserve the collateral underlying the residential loans being serviced. In addition, we advance our own funds to meet contractual payment requirements for credit owners. As a result of bulk servicing right acquisitions in 2013 and 2014, we experienced and continue to incur an elevated level of advance requirements. Sub-servicers are generally reimbursed for advances in the month following the advance, so our advance funding requirements may be reduced if we succeed in increasing the fee-for-service mix in our servicing portfolio. In the normal course of business, we borrow money from various counterparties who provide us with financing to fund a portion of our mortgage loan related servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Our ability to fund servicing advances is a significant factor that affects our liquidity, and to operate and grow our servicing portfolio we depend upon our ability to secure these types of arrangements on acceptable terms and to renew or replace existing financing facilities as they expire. However, there can be no assurance that these facilities will be available to us in the future. The servicing advance financing agreements that support our servicing operations are discussed below.
Servicing Advance Liabilities
We have four servicing advance facilities through several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund servicer and protective advances that are our responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.5 billion at December 31, 2015. The interest rates are either fixed or are primarily based on LIBOR plus between 2.30% and 4.40% and have various expiration dates through October 2018. Payments on the amounts due under these agreements are paid from proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities, with total borrowing capacity of $1.2 billion, are non-recourse to the Company.
Servicing Advance Facilities
At December 31, 2015, we had $1.1 billion outstanding under all servicing advance facilities which have an aggregate capacity of $1.3 billion. The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that a subsidiary maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Our subsidiary was in compliance with these financial covenants at December 31, 2015.
We are party to a servicer advance financing facility that provides funding for servicer and protective advances made by Ditech Financial in connection with its servicing of certain Fannie Mae and Freddie Mac mortgage loans. On October 21, 2015, this facility was amended and restated to provide for the issuance of $500.0 million aggregate principal amount of term notes consisting of Series 2015-T1 one-year term notes with an initial aggregate principal balance of $360.0 million and Series 2015-T2 three-year term notes with an initial aggregate principal balance of $140.0 million; to extend the commitment for up to $600.0 million of previously issued Series 2014-VF2 variable funding notes until October 2016; and to reduce total borrowing capacity under this facility by $100.0 million to $1.1 billion in the aggregate. The proceeds from the issuance of the Series 2015-T1 term notes and the Series 2015-T2 term notes were used to reduce the outstanding principal balance of the Series 2014-VF2 variable funding notes and to pay certain transaction fees, costs and expenses.
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
Under this facility, creditors of the issuer and depositor entities (including the holders of the term notes and variable funding notes) have no recourse to any assets or revenues of Ditech Financial or the Parent Company other than to the limited extent of Ditech Financial’s or the Parent Company’s obligations with respect to various representations and warranties, covenants and indemnities under this facility and the Parent Company’s obligations as a guarantor of certain of Ditech’s representations, warranties, covenants and indemnities under the facility. Creditors of the Parent Company and Ditech Financial do not have recourse to any assets or revenues of either the issuer or depositor entities under the facility.
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
In connection with this facility, we entered into an acknowledgment with Fannie Mae, dated as of December 19, 2014, and an amended and restated consent agreement with Freddie Mac, dated as of October 21, 2015, which (i) in the case of Fannie Mae, waived or (ii) in the case of Freddie Mac, subordinated, their respective rights of set-off against rights to reimbursement for certain servicer advances and delinquency advances subject to this facility. The Fannie Mae acknowledgment agreement remains in effect unless Fannie Mae withdraws its consent (i) at each yearly anniversary of the agreement by providing thirty days' advance written notice or (ii) upon certain other specified events. The Freddie Mac consent agreement automatically renews for successive annual terms; however, Freddie Mac may terminate its consent on 30 days' written notice. If either Fannie Mae or Freddie Mac were to withdraw such waiver or subordination, as applicable, of its respective rights of set-off, our ability to increase the draws on the variable funding notes or maintain the drawn balances thereunder could be materially limited or eliminated.
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in April 2015 and now expires in March 2016. If not renewed, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At December 31, 2015, we had borrowings of $156.7 million under the Early Advance Reimbursement Agreement, which has a capacity of $200.0 million.

Mortgage Loan Originations Business
Master Repurchase Agreements
We utilize master repurchase agreements to support our origination or purchase of mortgage loans. These agreements were entered into by Ditech Financial. The five facilities had an aggregate capacity of $2.3 billion at December 31, 2015. At December 31, 2015, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 3.00% and have various expiration dates through October 2016. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume; however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity includes $1.0 billion of committed funds and $1.3 billion of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Ditech Financial under the master repurchase agreements are guaranteed by the Parent Company. We had $1.2 billion of short-term borrowings under these master repurchase agreements at December 31, 2015, which included $305.8 million of borrowings utilizing uncommitted funds.
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
For the quarter ended December 31, 2015, two of Ditech Financial’s master repurchase agreements were amended to allow for a net loss under their respective minimum profitability covenants. Without these amendments, Ditech Financial would not have been in compliance with these covenants for the quarter ended December 31, 2015.
As a result of Ditech Financial obtaining these amendments, we were in compliance with all financial covenants relating to master repurchase agreements at December 31, 2015.
Representations and Warranties
In conjunction with our originations business, we provide representations and warranties on loan sales. We sell substantially all of our originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. We sell conventional conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. We also sell non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties.
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At December 31, 2015, our maximum exposure to repurchases due to potential breaches of representations and warranties was $51.3 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through the year ended December 31, 2015 adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales were servicing retained.

Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of the year	$10,959	$9,134	$75
Provision for new sales	16,008	7,741	9,059
Change in estimate of existing reserves	(2,419)	(5,068)	—
Net realized losses on repurchases	(1,403)	(848)	—
Balance at end of the year	$23,145	$10,959	$9,134
The change in estimate of existing reserves during 2014 is due primarily to timely payment history on loans originated under HARP and lower history of actual origination defects as compared to original expectation.
Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	For the Years Ended December 31,
	2015		2014
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the year	48	$11,509	10	$2,324
Repurchases and indemnifications	(81)	(14,568)	(16)	(3,607)
Claims initiated	278	58,924	115	28,032
Rescinded	(215)	(49,640)	(61)	(15,240)
Balance at end of the year	30	$6,225	48	$11,509
Reverse Mortgage Business
Master Repurchase Agreements
Through RMS's warehouse facilities under master repurchase agreements we finance the origination or purchase of reverse loans and repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. At December 31, 2015, we had a facility with a capacity of $125.0 million that could be used to originate or purchase reverse loans and another facility with a capacity of $100.0 million that could be used to repurchase HECMs and real estate owned from Ginnie Mae securitization pools. The interest rates on the facilities are primarily based on LIBOR plus between 2.50% and 3.13% and have expiration dates through October 2016. These facilities are secured by the underlying asset and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from proceeds received on the securitization of the underlying reverse loans, claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan origination volume and repurchases; however, there can be no assurance that these facilities will be available to us in the future. At December 31, 2015, $175.0 million of the aggregate capacity has been provided on an uncommitted basis, and as such, to the extent these funds are requested to purchase or originate reverse loans or repurchase HECMs and real estate owned from Ginnie Mae securitization pools, the counterparties have no obligation to fulfill such request. All obligations of RMS under the master repurchase agreements are guaranteed by the Parent Company. We had $122.3 million of borrowings under these master repurchase agreements at December 31, 2015 which included $87.4 million of borrowings relating to repurchases of HECMs and real estate owned.
All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. RMS was in compliance with its financial covenants relating to master repurchase agreements at December 31, 2015.

Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At December 31, 2015, we had $10.0 billion in unpaid principal balance outstanding on the HMBS related obligations. At December 31, 2015, $10.0 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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
Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	For the Years Ended December 31,
	2015	2014
Balance at beginning of the year	$114,727	$50,687
Repurchases and other additions (1)	333,229	147,599
Liquidations	(214,362)	(83,559)
Balance at end of the year	$233,594	$114,727
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.
Our repurchases of reverse loans and real estate owned have increased significantly as compared to 2014. We expect an increase to repurchase requirements due to the increased flow of defaulted HECMs and real estate owned that have moved through the buyout process.
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

As servicer of reverse loans, we are also obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $1.3 billion at December 31, 2015, which includes $868.3 million in capacity that was available to be drawn by borrowers at December 31, 2015 and $475.9 million in capacity that will become eligible to be drawn by borrowers throughout the twelve months ending December 31, 2016 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Servicing Rights Related Liabilities
Excess Servicing Spread Liabilities
In July 2014, we completed an excess servicing spread transaction with WCO whereby we sold 70% of the excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $25.2 billion, to WCO for a sales price of $75.4 million. In November 2015, we completed an additional excess servicing spread transaction with WCO whereby we sold 100% of excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $7.5 billion, to WCO for a sales price of $46.8 million. We recognized the proceeds from the sales of the excess servicing spreads as financing arrangements. We elected to record the excess servicing spread liabilities at fair value similar to the related servicing rights. At December 31, 2015, the carrying value of our excess servicing spread liabilities was $100.1 million, the repayment of which is based on future servicing fees received from the residential loans underlying the servicing rights.
Servicing Rights Financing
In November 2015, we completed the sale of servicing rights, with an unpaid principal balance of $1.8 billion, to WCO for a sales price of $17.8 million. We recognized the proceeds from the sale of the servicing rights as a financing arrangement. We elected to record the servicing rights financing at fair value similar to the related servicing rights. The repayment of such financing is based on future servicing fees received from the residential loans underlying the servicing rights. At December 31, 2015, the carrying value of our servicing rights financing and the related servicing rights was $16.9 million. We have a receivable due from WCO for this sale of $8.9 million at December 31, 2015. In November 2015, we also entered into a sub-servicing arrangement with WCO pursuant to which we will sub-service the residential loans underlying such servicing rights in exchange for a sub-servicing fee.
Corporate Debt
Term Loans and Revolver
We have a $1.5 billion 2013 Term Loan and a $125.0 million 2013 Revolver. Our obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, such as the assets of the consolidated Residual and Non-Residual Trusts and consolidated financing entities, as well as the residential loans and real estate owned of the Ginnie Mae securitization pools that have been recorded on our consolidated balance sheets.
The material terms of our 2013 Secured Credit Facilities are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.5 billion 2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
$125.0 million 2013 Revolver	LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018
An amount of up to $25.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. There have been no borrowings under the 2013 Revolver. At December 31, 2015, we had $0.3 million outstanding in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per annum. During the year ended December 31, 2015, we made a voluntary payment of $50.0 million on our 2013 Term Loan that resulted in a loss on extinguishment of $1.0 million due to the write-off of the related issue costs. The loss on extinguishment is recorded in gains (losses) on extinguishments on the consolidated statements of comprehensive income (loss). The balance outstanding on the 2013 Term Loan was $1.4 billion at December 31, 2015.

The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase our capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of our assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in our 2013 Secured Credit Facilities at December 31, 2015.
Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of Senior Notes, which pay interest semi-annually at an interest rate of 7.875% and mature on December 15, 2021. The balance outstanding on the Senior Notes was $528.3 million at December 31, 2015.
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
The Senior Notes Indenture contains restrictive covenants that, among other things, limits our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase our capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of our assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in the Senior Notes Indenture at December 31, 2015.
During the fourth quarter of 2015, we repurchased Senior Notes with a carrying value of $35.7 million and an unpaid principal balance of $36.3 million for $30.0 million that resulted in a gain on extinguishment of $5.7 million, which is recorded in gains (losses) on extinguishments on the consolidated statements of comprehensive income (loss).
Convertible Notes
In October 2012, we closed on a registered underwritten public offering of $290.0 million aggregate principal amount of Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per annum, and mature on November 1, 2019.

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
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The mortgage-backed debt issued by the Residual Trusts is accounted for at amortized cost. The mortgage-backed debt of the Non-Residual Trusts is accounted for at fair value. The total unpaid principal balance of mortgage-backed debt was $1.1 billion at December 31, 2015.
At December 31, 2015, mortgage-backed debt was collateralized by $1.1 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions pursuant to which we are required to purchase the related mortgage loans from the trusts at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. At December 31, 2015, the total estimated outstanding balance of the residential loans expected to be called at the respective call dates is $417.6 million. We expect to finance the capital required to exercise the mandatory clean-up call primarily through cash on hand, asset-backed financing or in partnership with a capital provider, or through any combination of the foregoing. However, there can be no assurance that we will be able to sell the loans or obtain financing when needed. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.

Contractual Obligations
The following table summarizes, by remaining maturity, our future cash obligations at December 31, 2015 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Indeterminate Maturity	Total
Corporate debt
Principal	$—	$—	$1,713,750	$538,662	$—	$2,252,412
Interest (1)	124,225	248,074	231,649	42,420	—	646,368
Total corporate debt	124,225	248,074	1,945,399	581,082	—	2,898,780
Warehouse borrowings (2)	1,340,388	—	—	—	—	1,340,388
Leases (3)	18,052	32,552	23,700	41,437		115,741
Mandatory call obligation	—	354,679	62,904	—	—	417,583
HMBS related obligations (4)	—	—	—	—	10,012,283	10,012,283
Acquisitions of servicing rights and related advances (5)	27,667	—	—	—	—	27,667
Unfunded commitments associated with the Originations segment (6)	4,101,892	—	—	—	—	4,101,892
Unfunded commitments associated with the Reverse Mortgage segment (6) (7)	36,677	—	—	—	1,363,387	1,400,064
Early Advance Reimbursement Agreement (8)	156,739	—	—	—	—	156,739
Servicing advance facilities (8)	—	79,772	—	—	—	79,772
Uncertain tax positions	—	—	—	—	64,554	64,554
Total	$5,805,640	$715,077	$2,032,003	$622,519	$11,440,224	$20,615,463
__________

(1)
Amounts relate to future cash payments for interest expense on our 2013 Term Loan, Convertible Notes and Senior Notes and are calculated by multiplying outstanding principal balances by the respective interest rate for each commitment at December 31, 2015.

(2)	Our warehouse borrowings are repaid primarily with proceeds from sales of mortgage loans and securitizations of reverse loans.

(3)	Includes $0.5 million in capital leases scheduled to mature in less than 1 year and included in corporate debt on the consolidated balance sheets.

(4)
HMBS related obligations have no stated maturity. The maturity of HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned, including voluntary liquidation on behalf of the borrower, and events of default as stipulated in the reverse loan agreements with borrowers. Refer to the HMBS Issuer Obligations section above for HECM and real estate owned repurchase activity, which would exclude voluntary liquidations made on behalf of the borrower, during 2015 and 2014. There is no repurchase activity in instances where proceeds from voluntary liquidations are made on behalf of the borrower as such proceeds are used to settle the associated HMBS related obligation.

(5)	Contractual obligations associated with acquisitions of servicing rights and related advances for which the Company has executed an agreement.

(6)	Refer to Note 29 in the Notes to Consolidated Financial Statements included in Item 8 for further information regarding unfunded commitments.

(7)
Unfunded commitments presented under indeterminate maturity above represents the aggregate unfunded borrowing capacity of borrowers under our reverse loans at December 31, 2015. This amount includes $868.3 million in capacity that was available to be drawn by borrowers at December 31, 2015 and $475.9 million in capacity that will become eligible to be drawn by borrowers throughout 2016 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing.

(8)
Our Early Advance Reimbursement Agreement and servicing advance facilities above are included in servicing advance liabilities on our consolidated balance sheets. Collections of advances that have been reimbursed under the Early Advance Reimbursement Agreement require remittance upon collection to settle the outstanding balance. We are required to remit 60% to 85% of advances reimbursed under the servicing advance facilities to settle the balance outstanding under the agreements.

We exclude from the table above the amounts due under the Receivables Loan Agreement and the Indenture Agreement, which are included in servicing advance liabilities on our consolidated balance sheets. The Receivables Loan Agreement and the Indenture Agreement are non-recourse to us. Payments under these facilities are required upon collection of the underlying advances that have been reimbursed under the agreement.
Our servicing rights related liabilities have been excluded from the table above as repayment is based on future servicing fees received from residential loans underlying the servicing rights.
We exclude mortgage-backed debt from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in the securitization trusts and by the $260.4 million in LOCs available for certain Non-Residual Trusts.

Operating lease obligations include (i) a lease for our principal operating location in Tampa, Florida; (ii) leases for our centralized servicing operations in Saint Paul, Minnesota; Tempe, Arizona; Rapid City, South Dakota; Irving, Texas; and Jacksonville, Florida; (iii) leases related to our reverse mortgage operations located in San Diego, California; Charlotte, North Carolina; Palm Beach Gardens, Florida; and Houston, Texas; (iv) a lease for our originations operations located in Fort Washington, Pennsylvania; and (v) other regional servicing and originations operations.
Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. For further information relating to these requirements, including certain Ginnie Mae and Fannie Mae waivers and certain guarantees provided by the Parent Company, refer to Note 28 in the Notes to Consolidated Financial Statements included in Item 8.
Noncompliance with those requirements for which we have not received a waiver could have a negative impact on our company which could include suspension or termination of the selling and servicing agreements which would prohibit future origination or securitization of mortgage loans or being an approved seller or servicer for the applicable GSE.
After taking into account the waivers mentioned at Note 28 in the Notes to Consolidated Financial Statements included in Item 8, all of our subsidiaries were in compliance with all of their capital requirements at December 31, 2015.
We also have financial covenant requirements relating to our servicing advance facilities and master repurchase agreements. Refer to additional information at the Mortgage Loan Servicing Business, Mortgage Loan Originations Business and Reverse Mortgage Business sections above for further information.
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
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	For the Years Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cash flows used in operating activities:
Net income (loss) adjusted for non-cash operating activities	$(249,042)	$(155,149)	$(224,952)	$(93,893)	$69,803
Changes in assets and liabilities	177,196	(213,203)	(983,868)	390,399	770,665
Net cash provided by (used in) originations activities (1)	(46,637)	164,082	(601,655)	(210,719)	765,737
Proceeds from sale of trading security	70,390	—	—	70,390	—
Cash flows used in operating activities	(48,093)	(204,270)	(1,810,475)	156,177	1,606,205
Cash flows used in investing activities	(454,948)	(1,244,111)	(3,776,083)	789,163	2,531,972
Cash flows provided by financing activities	385,694	1,276,671	5,636,389	(890,977)	(4,359,718)
Net increase (decrease) in cash and cash equivalents	$(117,347)	$(171,710)	$49,831	$54,363	$(221,541)
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sales and payments.

Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net loss adjusted for non-cash items. Cash used in operating activities decreased $156.2 million in 2015 as compared to 2014. The decrease in cash used in operating activities was primarily a result of an increase in cash related to changes in assets and liabilities, including higher collections of servicer and protective advances and an increase in accrued expenses related to uncertain tax positions, partially offset by higher settlements of payables relating to servicer and protective advances acquired in conjunction with the acquisition of servicing rights and a decrease in accrued expenses related to legal and regulatory matters. In addition, cash increased due to proceeds received from the sale of a trading security received as consideration for the sale of the excess servicing spread associated with certain servicing rights. These increases were partially offset by a decrease in cash related to a lower volume of loans sold in relation to originated loans.
Cash used in operating activities decreased $1.6 billion in 2014 as compared to 2013. The decrease was primarily a result of a higher volume of loans sold in relation to originated loans. In 2013, we ramped-up our mortgage loan originations business, therefore, loan originations were significantly larger than volume sold. In 2014, the relationship of loan production to volume sold normalized. In addition, during 2013, the growth of our servicing portfolio required the use of additional funds for servicer and protective advances of $778.0 million of cash, which represents a majority of the changes in assets and liabilities in 2014 as compared to 2013 in the table above.
Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Net cash used in investing activities decreased $789.2 million in 2015 as compared to 2014. Cash used for purchases and originations of reverse loans held for investment, net of payments received, decreased $357.1 million during 2015 as compared to 2014 primarily as a result of an increase in principal repayments on loans and payments received for loans conveyed to HUD. Cash paid for business acquisitions and purchases of servicing rights decreased $195.8 million in 2015 as compared to 2014. In addition, we received cash proceeds of $203.9 million from the sale of residual interests and the sale of an investment in 2015.
Net cash used in investing activities decreased $2.5 billion in 2014 as compared to 2013. Cash used for purchases and originations of reverse loans held for investment, net of payments received, decreased $1.7 billion as a result of a decrease in new origination volume in our reverse mortgage operations. Cash paid for business acquisitions and purchases of servicing rights also decreased $823.8 million. The cash used in 2014 for business acquisitions and purchases of servicing rights includes cash used for the purchase of the EverBank net assets and a pool of Fannie Mae MSRs while the cash used in 2013 relates to the acquisitions of net assets from ResCap and Ally Bank as well as the BOA asset purchase. In addition, during 2014 we acquired a $64.5 million portfolio of charged-off loans.
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Net cash provided by financing activities decreased $891.0 million in 2015 as compared to 2014. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business decreased $528.3 million primarily as a result of less funding of advances principally driven by lower cash needed to fund servicer and protective advances as well as higher collections of advances, which are used to settle balances outstanding. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, decreased $383.1 million primarily as a result of an increase in the repurchase of certain HECMs and real estate owned from securitization pools. Payments on corporate debt increased due to a $50.0 million voluntary debt payment made on the 2013 Term Loan and the repurchase of Senior Notes with a carrying value of $35.7 million and an unpaid principal balance of $36.3 million for $30.0 million. In addition, in 2015 we entered into an excess servicing spread transaction with, and sold servicing rights to, WCO, which provided $55.7 million in cash.
Net cash provided by financing activities decreased $4.4 billion in 2014 as compared to 2013. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, decreased $1.8 billion as a result of a decrease in new origination volume in our reverse mortgage operations. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business decreased $476.5 million primarily as a result of less funding of advances principally driven by lower levels of servicing right acquisitions in 2014. Net cash borrowings on master repurchase agreements decreased $738.8 million due primarily to the ramp-up of our mortgage loan originations business in 2013. Net cash generated from corporate debt financing activities decreased $2.8 billion as a result of additional incremental borrowings under our 2012 Term Loan during 2013 with no comparable borrowings during 2014. During 2014, we entered into an excess servicing spread transaction with WCO which provided $75.4 million in cash.

Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, the Company bears any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 5 and 29 in the Notes to Consolidated Financial Statements included in Item 8 and to the Liquidity and Capital Resources section for additional information. At December 31, 2015, we held $8.2 million in repurchased loans.
We are also subject to credit risk associated with mortgage loans that we purchase and originate during the period of time prior to the sale of these loans. We consider the credit risk associated with these loans to be insignificant as we hold the loans for a short period of time, typically less than 20 days, and the market for these loans continues to be highly liquid.
Counterparty Credit Risk
We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements, including our forward sales and MBS purchase commitments. We attempt to minimize this risk through monitoring procedures, including monitoring of our counterparties’ credit ratings, review of our counterparties' financial statements, and establishment of collateral requirements. Counterparty credit risk, as well as our own credit risk, is taken into account when determining fair value, although its impact is diminished by daily cash margin posting on the majority of our forward sales and MBS purchase commitments and other collateral requirements.
Counterparty credit risk also exists with our third-party originators from whom we purchase originated mortgage loans and certain third-party originators from whom we acquire serving rights. The third-party originators incur a representation and warranty obligation when they sell the mortgage loan to us or another third party, and they agree to reimburse us for any losses incurred due to an origination defect. We become exposed to losses for origination defects if the third-party originator is not able to reimburse us for losses incurred for indemnification or repurchase. We attempt to mitigate this risk by conducting quality control reviews of the third-party originators, reviewing compliance by third-party originators with applicable underwriting standards and our client guide, and evaluating the credit worthiness of third-party originators on a periodic basis.
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

The following tables present the activity related to foreclosed property (dollars in thousands):

	For the Year Ended December 31, 2015
	Reverse Mortgage		Servicing		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	489	$55,260	560	$32,059	80	$1,023
Foreclosures and other additions, at fair value	763	89,257	435	22,480	402	4,108
Cost basis of financed sales	—	—	(400)	(21,588)	—	—
Cost basis of cash sales to third parties and other dispositions (2)	(710)	(74,020)	(396)	(22,103)	(423)	(3,602)
Lower of cost or fair value adjustments	—	(4,039)	—	(481)	—	(971)
Balance at end of year	542	$66,458	199	$10,367	59	$558

	For the Year Ended December 31, 2014
	Reverse Mortgage		Servicing		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	234	$26,965	809	$45,306	117	$1,302
Foreclosures and other additions, at fair value	588	65,683	902	47,372	513	5,482
Cost basis of financed sales	—	—	(951)	(51,714)	—	—
Cost basis of cash sales to third parties and other dispositions	(333)	(35,286)	(200)	(9,462)	(550)	(4,746)
Lower of cost or fair value adjustments	—	(2,102)	—	557	—	(1,015)
Balance at end of year	489	$55,260	560	$32,059	80	$1,023
__________

(1)	Foreclosed property held by the Non-Residual Trusts is included in our Other non-reportable segment.

(2)	The Servicing segment includes 327 units and $18.7 million related to the sale of our residual interests which resulted in the deconsolidation of the related foreclosed property.
A non-performing reverse loan whose maximum claim amount has not been met is generally foreclosed upon on behalf of Ginnie Mae with the real estate owned remaining in the securitization pool until liquidation. Although performing and non-performing loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. In addition, in certain circumstances, we may be subject to real estate price risk to the extent we are unable to liquidate real estate owned within the FHA program guidelines. We attempt to mitigate this risk by monitoring the aging of real estate owned and managing our marketing and sales program based on this aging. The growth in the real estate owned portfolio held by the Reverse Mortgage segment was due to growth in our business and the increased flow of HECMs that move through the foreclosure process.
Impact of Inflation and Changing Prices
Our consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are, or are based on, financial assets. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Ratings
We receive various credit and servicer ratings as set forth below. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Rating agency ratings are not a recommendation to buy, sell or hold any security.
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
Servicer Ratings
Residential loan and manufactured housing servicer ratings reflect the applicable rating agency's assessment of a servicer’s operational risk and how the quality and experience of the servicer affect loan performance. The following table summarizes the servicer ratings and outlook assigned to certain of our servicer subsidiaries as of the date of this report. Unless otherwise specified, these servicer ratings relate to Ditech Financial as a servicer of mortgage loans.

	Moody's	S&P	Fitch (1)
Residential Prime Servicer	—	—	RPS2-
Residential Subprime Servicer	SQ3+	Above Average	RPS2-
Residential Special Servicer	—	Above Average	RSS2-
Residential Second/Subordinated Lien Servicer	SQ2-	Above Average	RPS2-
Manufactured Housing Servicer	SQ2-	Above Average	—
Residential HLTV Servicer	—	—	RPS2-
Residential HELOC Servicer	—	—	RPS2-
Residential Reverse Mortgage Servicer	—	Strong (2)	—
Outlook	Not on review	Stable	Outlook Negative
Date of Last Action	December 2015	October 2015	March 2015
__________

(1)	Following an internal review of our servicer ratings in 2015, including the servicer rating requirements contained in our contracts, we decided to no longer solicit servicer ratings from Fitch.

(2)	S&P last affirmed its rating for RMS as a residential reverse mortgage servicer in November 2015 with a stable outlook.

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
In August of 2014, the Company was notified by the United States Secret Service of potential unauthorized access to certain computer applications residing on servers operated on behalf of Ditech Financial. We retained a team of forensic experts to investigate the incident to determine the scope of the data, if any, that was susceptible to unauthorized access. The forensic investigation did not identify conclusive evidence that data was in fact improperly accessed. We have been in contact with appropriate governmental agencies and have provided information to several state agencies in response to their requests. We have also notified identified individuals whose personal information we believe potentially might have been made accessible in the incident. In addition, we have taken and continue to take steps to further enhance the security of our data and defenses against future threats. Expenses incurred to date related to this incident have not been material. We may incur additional expenses in connection with this incident.
In addition to our vendors, other third parties with whom we do business or that facilitate our business activities (e.g., GSEs, transaction counterparties and financial intermediaries) could also be sources of cybersecurity risk to us, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyber-attacks which could affect their ability to deliver a product or service to us or result in lost or compromised information of us or our consumers. We work with our vendors and other third parties with whom we do business, to enhance our defenses and improve resiliency to cybersecurity threats. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third-party liability, and this could adversely affect our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
We have certain off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.
We have exposure to representations and warranty obligations as a result of our loans sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, me must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheet. Refer to Notes 5 and 29 in the Notes to Consolidated Financial Statements included in Item 8 for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO which provided financing to us during 2014 and 2015 through the sales of excess servicing spreads and servicing rights. The repayment of the excess servicing spread liabilities and servicing rights financing is based on future servicing fees received from the residential loans underlying the servicing rights. In addition, we perform sub-servicing for WCO. Refer to Notes 2 and 12 in the Notes to Consolidated Financial Statements included in Item 8 for additional information on servicing activities. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Refer to Note 4 in the Notes to Consolidated Financial Statements included in Item 8 for additional information.

Critical Accounting Estimates
Included in Note 2 in the Notes to Consolidated Financial Statements located in Item 8 is a summary of our significant accounting policies. These policies are integral to the presentation of our results of operations, financial condition and cash flows. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the critical accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change. If actual results differ from our judgments and assumptions, then it may have an adverse impact on our results of operations, financial condition and cash flows.
Fair Value Measurements
We have an established and documented process for determining fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities, or Level 1 inputs, and the lowest priority to unobservable inputs, or Level 3 inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Refer to Note 6 in the Notes to Consolidated Financial Statements included in Item 8 for a description of valuation methodologies used to measure assets and liabilities at fair value and details on the valuation models, key inputs to those models and significant assumptions utilized.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	December 31,
	2015	2014
Assets
Reverse loans	$10,763,816	$10,064,365
Mortgage loans related to Non-Residual Trusts	526,016	586,433
Charged-off loans	49,307	57,217
Receivables related to Non-Residual Trusts	16,542	25,201
Servicing rights carried at fair value	1,682,016	1,599,541
Freestanding derivative instruments (IRLCs)	51,519	60,400
Assets at fair value using Level 3 inputs	$13,089,216	$12,393,157
As a percentage of total assets measured at fair value on a recurring basis	90.71%	91.63%

Liabilities
Freestanding derivative instruments (IRLCs)	$1,070	$263
Servicing rights related liabilities	117,000	66,311
Mortgage-backed debt related to Non-Residual Trusts	582,340	653,167
HMBS related obligations	10,647,382	9,951,895
Liabilities at fair value using Level 3 inputs	$11,347,792	$10,671,636
As a percentage of total liabilities measured at fair value on a recurring basis	99.95%	99.72%
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
The changes to the fair value of our Level 3 assets and liabilities are discussed in the Results of Operations and Business Segment Results sections.
Reverse Loans and HMBS Related Obligations
Changes in market pricing for HECMs and HMBS and LIBOR can have a material impact on fair value and our results of operations. We utilize and give priority to observable market inputs, such as interest rates and market spreads, in our valuation of reverse loans and HMBS related obligations. However, we also utilize unobservable inputs, such as repayment speeds, mortality assumptions and expected duration, and also consider the value of underlying collateral. These unobservable inputs require the use of our judgment and can also have a significant impact on the determination of fair value. The growth in reverse loans and HMBS related obligations at December 31 2015 as compared to December 31, 2014 is due largely to new originations and higher loan balances for previously existing borrowers resulting primarily from tails, partially offset by the liquidation of reverse loans.
Non-Residual Trusts
We utilize and give priority to observable market inputs, such as interest rates and market spreads, in our valuation of the assets and liabilities of the Non-Residual Trusts. However, we also utilize internal inputs, such as prepayment speeds, default rates, loss severity and discount rates, and also consider the value of underlying collateral. These internal inputs require the use of our judgment and can have a significant impact on the determination of fair value. The nets assets of the Non-Residual Trusts have remained relatively consistent from December 31, 2014 to December 31, 2015. Our mandatory call obligation associated with the Non-Residual Trusts will impact our liquidity in the future. Refer to the Liquidity and Capital Resources section for additional information.
Charged-off Loans
We primarily utilize internal inputs, such as collection rates and discount rates, in the valuation of charged-off loans and also consider borrower specific factors such as FICO scores and bankruptcy status as well as underlying collateral. In addition, we take into account current and expected future economic conditions. Charged-off loans decreased from December 31, 2014 to December 31, 2015 primarily due to collections during 2015.
Servicing Rights
We estimate the fair value of our servicing rights by calculating the present value of expected future cash flows utilizing assumptions that we believe a market participant would consider in valuing our servicing rights. The significant components of the estimated future cash flows for servicing rights include estimates and assumptions related to the prepayments of principal, defaults, ancillary fees, and discount rates that we believe approximate yields required by investors for these assets, and the expected cost of servicing. We reassess periodically and adjust the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing servicing rights.

We use a discounted cash flow model for our servicing rights. This process allows us to determine inputs that are significant to the valuation and serves as a basis to forecast prepayment and default rates. These rates, which are used in the development of expected future cash flows, are based on historical observations of prepayment behavior in similar periods, comparing current and expected future mortgage rates to the mortgage rates of our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and the relative sensitivity of our servicing portfolio to refinancing and also considers estimated levels of home equity. The fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience, and when available, observable market data, and are adjusted as applicable based on this data.
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
In contrast, decreases in prepayment speeds, defaults and discount rates generally increase the value of servicing rights.
Refer to Note 12 in the Notes to Consolidated Financial Statements included in Item 8 for the effect on the fair value of servicing rights carried at fair value for adverse changes to certain significant assumptions. Refer to the Servicing section within Business Segment Results for a discussion of the changes in servicing rights carried at fair value.
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
We have derivative instruments that we hold to manage the price risk associated with IRLCs and loans held for sale. These derivatives and loans held for sale are classified as Level 2 within the fair value hierarchy. Refer to Note 6 in the Notes to Consolidated Financial Statements included in Item 8 for additional information.
Servicing Rights Related Liabilities
Our procedures for estimating the fair value servicing rights related liabilities are similar to those described above for servicing rights. The increase in servicing rights related liabilities at December 31, 2015 as compared to December 31, 2014 is primarily due to the sales of an excess servicing spread and servicing rights, partially offset by payments on the liabilities.
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
Our allowance for uncollectible advances increased $7.9 million at December 31, 2015 as compared to December 31, 2014. The allowance for uncollectible advances continued to grow during 2015 primarily due to increasing rejected claim filings, aging of rejected claims and increases in foreclosure legal costs. This increase was partially offset by the reduction to the allowance for the sale of our residual interests. We believe our allowance is sufficient to provide for probable losses based on internal reviews of the assumptions and methodology used; however, facts and circumstances may change which could cause the actual loss to exceed estimates.

Goodwill
As a result of our various acquisitions, we have recorded goodwill, which represents the excess of the consideration paid for a business combination over the fair value of the identifiable net assets acquired. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment. We perform this annual test at the reporting unit level as of October 1 of each year, or whenever events or circumstances indicate potential impairment. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. A reporting unit is a business segment or one level below. We have identified five reporting units, which constitute businesses: (i) Servicing; (ii) ARM; (iii) Insurance; (iv) Originations; and (v) Reverse Mortgage. Segment management regularly reviews discrete financial information for these reporting units.
We have the option of performing a qualitative assessment to determine whether any further quantitative testing for a potential impairment is necessary. Our qualitative assessment will use judgments including, but not limited to, changes in the general economic environment, industry and regulatory considerations, current economic performance compared to historical economic performance, entity-specific events, events affecting our reporting units, and sustained changes in our stock price, where applicable. If we elect to bypass the qualitative assessment or if we determine, based upon our assessment of those qualitative factors that it is more likely than not that the fair value of the reporting unit is less than its net carrying value, a quantitative assessment is required. The quantitative test is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of impairment loss, if any. As part of the second step, we allocate the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill (implied fair value of goodwill). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of such goodwill, we recognize an impairment loss in an amount equal to that excess up to the carrying value of goodwill.
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
Based on the step one analysis, we concluded that the fair value of the Reverse Mortgage reporting unit (determined based on the income approach) was below its carrying value and were therefore required to perform a step two analysis to determine the implied fair value of goodwill. We concluded, based on the step two analysis, that the carrying amount of the reporting unit's goodwill exceeded its implied fair value and as a result, recorded a $56.5 million goodwill impairment charge in the second quarter of 2015.
Step 1 Annual Testing
Similar to 2014, our share price continued to experience volatility during 2015. As a result, we reassessed our market capitalization and the implications that the decline in market capitalization had on the carrying value of our goodwill. Management concluded that there were circumstances evident which indicated the fair value of our reporting units could be below their carrying amounts. As a result of the Step 1 testing, the Originations and ARM reporting units had fair values which exceeded their carrying values of 52% and 5%, respectively. However, the Servicing reporting unit had a carrying value which exceeded its fair value and therefore, we were required to complete the second step of the impairment evaluation for this reporting unit. Based on the step two analysis, the carrying amount of the Servicing reporting unit’s goodwill exceeded its implied fair value and as a result, we recorded a $151.0 million goodwill impairment charge in the fourth quarter of 2015. This impairment was primarily the result of higher discount rates applied to forecasted cash flows driven by the decline in our stock price, which has been impacted by continued challenges in our industry, market developments, as well as the impact these factors have had on certain Company specific matters. At December 31, 2015, the Servicing, Originations and ARM reporting units had goodwill of $281.2 million, $47.7 million and $34.5 million, respectively.

We are likely to continue to be impacted in the near term by overall market performance within the sector, a continued level of regulatory scrutiny and other Company specific matters. As a result, we have and will continue to regularly monitor, among other things, our market capitalization, overall economic and sector conditions and other events or circumstances, including the ability to develop new business opportunities within the ARM reporting unit that may result in an impairment of goodwill in the future.
Contingencies
We estimate contingent liabilities based on management's evaluation of the probability of outcomes and the ability to estimate the range of exposure. A liability is contingent if the extent of loss is not presently known but may become known in the future through the occurrence of some uncertain future event. Accounting standards require that a liability be recorded if it is determined that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In deriving an estimate, we are required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of contingent liabilities, including legal contingencies, curtailment obligations and repurchase obligations, involves the use of critical estimates, assumptions and judgments. Through our assessment we consider many factors, including the progress of the matter, prior experience and experience of others in similar matters, available defenses, and the advice of legal counsel and other experts. Our estimates are based on the belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. Because matters may be resolved over long periods of time, accruals are adjusted as more information becomes available or when an event occurs requiring a change. However, there can be no assurance that future events will not differ from our assessments.
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

Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure, refer to Non-GAAP Financial Measures section under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for description of metric

Adjusted Earnings (Loss)
Adjusted earnings or loss before taxes, a non-GAAP financial measure, refer to Non-GAAP Financial Measures section under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for description of metric

Advisers Act	Investment Advisers Act of 1940

Ally Bank	A subsidiary of Ally Financial Inc.

Ally Bank net assets	The correspondent lending and wholesale broker businesses acquired from Ally Bank on March 1, 2013

ARM	Asset Receivables Management, a reporting unit of the Company

Baker Street	Baker Street Capital Management, LLC and certain of its affiliates, collectively

Bankruptcy Code	The United States Bankruptcy Code, 11 U.S.C. Section 101, et seq. as amended

Birch Run	Birch Run Capital Advisors, LP

BOA	Bank of America, N.A.

BOA asset purchase	The purchase of Fannie Mae MSRs from BOA on January 31, 2013

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

CCR	Corporate credit rating

CFE	Collateralized financing entity

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

CID	Civil investigative demand

Coal Acquisition	Coal Acquisition LLC

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

Conditional Commitment	The time the lender becomes committed to the loan subject to the borrower meeting certain requirements

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 8 of this Form 10-K

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes due 2019 sold in a registered underwritten public offering on October 23, 2012

COSO	Committee of Sponsoring Organizations of the Treadway Commission

Credit Suisse	Credit Suisse First Boston Mortgage Capital LLC

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

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOJ	United States Department of Justice
Early Advance Reimbursement

Agreement	$200 million financing facility with Fannie Mae, formerly referred to as the Servicing Advance Reimbursement Agreement

ECOA	Equal Credit Opportunity Act

EverBank	EverBank Financial Corp

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

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FCC	Federal Communications Commission

FDCPA	Fair Debt Collection Practices Act

Federal Reserve Board	Board of Governors of the Federal Reserve System

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FICO	Fair Isaac Corporation (borrower credit score)

Fitch	Fitch Ratings Inc, a nationally recognized statistical rating organization designated by the SEC

Forward sales commitments	Forward sales of agency to-be-announced securities, a freestanding derivative financial instrument

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

Green Tree	GTCS Holdings LLC, acquired by the Company on July 1, 2011

Green Tree Servicing
Green Tree Servicing LLC; former name of Ditech Financial. Ditech Mortgage Corp and DT Holdings LLC were merged with and into Green Tree Servicing LLC, with Green Tree Servicing LLC continuing as the surviving entity, which was renamed Ditech Financial LLC

GSE	Government-sponsored entity

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

Hanover	Hanover Capital Mortgage Holdings, Inc.

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HELOC	Home equity line of credit

HLTV	High loan to value

HMBS	Home Equity Conversion Mortgage-Backed Securities

HOA	Homeowners' association

HOEPA	Home Ownership and Equity Protection Act of 1994

HUD	U.S. Department of Housing and Urban Development

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LTV	loan-to-value

LOC	Letter of Credit

Marix	Marix Servicing, LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

MGCL	Maryland General Corporation Law

Monitor	Monitor under the National Mortgage Settlement

Moody's	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

MTGE	American Capital Mortgage Investment Corp., a Maryland corporation
National Mortgage Settlement

(NMS)
A settlement agreement, dated February 9, 2012 and approved by the applicable court on April 4, 2012, among the federal government, 49 states and certain mortgage servicers addressing issues relating to mortgage servicing, foreclosure and bankruptcy practices

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NYSE	New York Stock Exchange

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

RCS	Residential Credit Solutions, Inc., a Delaware corporation and a wholly-owned subsidiary of MTGE

Receivables Loan Agreement	$75 million financing facility entered into on May 2, 2012

REIT	Real estate investment trust

ResCap	Residential Capital LLC

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

RSU	Restricted stock unit

S1L	Security One Lending, an indirect wholly-owned subsidiary of the Company, now known as Ditech

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated December 17, 2013 among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee
Servicer and Protective Advance

Financing Facilities	The Company's interests in financing entities that acquire servicer and protective advances from certain wholly-owned subsidiaries

SPOC	Single Point of Contact

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

TBAs	To-be-announced securities

TCPA	Telephone Consumer Protection Act

TILA	Truth in Lending Act

Trust Notes	The mortgage-backed and asset-backed notes issued by the Residual Trusts

TSR	Total shareholder return

UPB	Unpaid principal balance

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

USDA	United States Department of Agriculture

VA	United States Department of Veterans Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.
Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015

Walter Investment	Walter Investment Management Corp. and its consolidated subsidiaries

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

WCO LP	Walter Capital Opportunity, LP, a subsidiary of Walter Capital Opportunity Corp.

WCO Target Assets
Assets in which WCO can invest, including excess servicing spread related to MSRs, MSRs, residential whole loans and reverse residential whole loans, reverse MSRs (to the extent available and consistent with the real estate investment trust rules), agency reverse mortgage backed securities and other real estate related securities and related derivatives

York	York Capital Management, L.P., and certain affiliates thereof

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We seek to manage the risks inherent in our business — including, but not limited to, credit risk, liquidity risk, real estate market risk, and interest rate risk — in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. For information regarding our credit risk, real estate market risk and liquidity risk, refer to the Credit Risk Management, Real Estate Market Risk and Liquidity and Capital Resources sections under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	December 31, 2015
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(227,315)	$(99,025)	$78,064	$145,147
Servicing rights related liabilities	8,408	4,005	(3,662)	(7,011)
Net change in fair value - Servicing segment	$(218,907)	$(95,020)	$74,402	$138,136

Originations segment
Residential loans held for sale	$29,695	$15,759	$(17,443)	$(36,162)
Freestanding derivatives (1)	(35,817)	(18,457)	18,404	37,024
Net change in fair value - Originations segment	$(6,122)	$(2,698)	$961	$862

Reverse Mortgage segment
Reverse loans	$128,204	$64,074	$(63,184)	$(125,508)
HMBS related obligations	(108,500)	(54,385)	53,808	107,053
Net change in fair value - Reverse Mortgage segment	$19,704	$9,689	$(9,376)	$(18,455)

	December 31, 2014
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(118,154)	$(58,417)	$55,476	$106,956
Servicing rights related liabilities	5,117	2,455	(2,208)	(4,127)
Net change in fair value - Servicing segment	$(113,037)	$(55,962)	$53,268	$102,829

Originations segment
Residential loans held for sale	$31,173	$16,593	$(18,011)	$(37,416)
Freestanding derivatives (1)	(32,384)	(16,495)	16,952	34,964
Net change in fair value - Originations segment	$(1,211)	$98	$(1,059)	$(2,452)

Reverse Mortgage segment
Reverse loans	$147,705	$78,313	$(79,666)	$(158,159)
HMBS related obligations	(123,275)	(66,238)	67,946	135,061
Net change in fair value - Reverse Mortgage segment	$24,430	$12,075	$(11,720)	$(23,098)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used December 31, 2015 and 2014 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. The Company does not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights. The Company may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The servicing rights sensitivity to interest rate changes increased at December 31, 2015 from December 31, 2014 due primarily to the growth in servicing rights carried at fair value as a result of acquired and originated servicing rights and the change in mix in the related servicing portfolio with the growth of Freddie Mac and Ginnie Mae loans.

Servicing Rights Related Liabilities
Servicing rights related liabilities consists of excess servicing spread liabilities and a servicing rights financing. Servicing rights related liabilities are generally subject to fair value losses when interest rates rise. Increasing interest rates typically slow down refinancing activity. Decreased refinancing activity increases the life of the loans underlying the servicing rights related liabilities, thereby increasing the fair value of the servicing rights related liabilities. As the fair value of the servicing rights related liabilities are related to the future economic performance of certain servicing rights, any adverse changes in those servicing rights would inherently benefit the fair value of the servicing rights related liabilities by decreasing our obligation, while any beneficial changes in the assumptions used to value servicing rights would negatively impact the fair value of the servicing rights related liabilities by increasing our obligation.
Loans Held for Sale and Related Freestanding Derivatives
We are subject to interest rate and price risk on mortgage loans held for sale during the short time from the loan funding date until the date the loan is sold into the secondary market. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant or to purchase loans from a third-party originator, collectively referred to as IRLC, whereby the interest rate of the loan is set prior to funding or purchase. IRLCs, which are considered freestanding derivatives, are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Loan commitments generally range from 35 to 50 days from lock to funding of the mortgage loan; our holding period from funding to sale is typically less than 20 days.
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
Other Financial Instruments
The following summarizes the estimated changes in annual interest expense at December 31, 2015 and 2014 given a hypothetical and instant parallel shift in the yield curve of 25 and 50 basis points. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets.
Servicing Advance Liabilities
At December 31, 2015, our servicing advance agreements included both fixed rate and LIBOR-based borrowings, while borrowings at December 31, 2014 were primarily LIBOR-based. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2015 and the outstanding LIBOR-based liabilities recorded at such time, our annual interest expense for servicing advance liabilities would increase by $1.8 million and $3.7 million, respectively. Based on the same increases in LIBOR at December 31, 2014 and the outstanding liabilities recorded at such time, our annual interest expense for servicing advance liabilities would increase by $3.4 million and $6.8 million, respectively.
Warehouse Borrowings
Our master repurchase agreements are primarily LIBOR-based. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2015 and the outstanding borrowings recorded at such time, our annual interest expense for warehouse borrowings would increase by $3.4 million and $6.7 million, respectively. Based on the same increases in LIBOR at December 31, 2014 and the outstanding borrowings recorded at such time, our annual interest expense for warehouse borrowings would increase by $3.2 million and $6.5 million, respectively.
Corporate Debt
Our 2013 Term Loan is LIBOR-based with a 1.0% floor in place. Due to the 1.0% floor, an increase of 25 and 50 basis points in LIBOR on outstanding debt recorded at December 31, 2015 and 2014 would have no impact on interest expense as the applicable rate would not have exceeded the 1.0% floor.

Mortgage Loans and Related Mortgage-backed Debt
We exclude mortgage loans and mortgage-backed debt of the Residual and Non-Residual Trusts from the analysis of rate-sensitive assets and liabilities. These assets and liabilities generally do not represent significant interest rate risk to us as it relates to potential losses in future earnings or fair value. Although we hold residual interests in the Residual Trusts, the mortgage loans and mortgage-backed debt in these trusts, which are carried at amortized cost, are mostly at fixed rates of interest. In contrast, approximately half of the assets of the Non-Residual Trusts are fixed rate, whereas the mortgage-backed debt is entirely variable rate. Nonetheless, the impact of changes in interest rates are mostly offset. However, we are obligated to exercise mandatory clean-up call obligations related to the Non-Residual Trusts, which we anticipate will settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections. Upon exercise of the clean-up calls, we will be exposed to interest rate risk with regard to the purchased loans.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and related notes, together with the Report of Independent Registered Certified Public Accounting Firm thereon, are included in Part IV, Item 15. Exhibits and Financial Statement Schedules and begin on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making this assessment, management used the 2013 criteria set forth by COSO in the Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting at December 31, 2015.
The effectiveness of our internal control over financial reporting at December 31, 2015, has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Stockholders of
Walter Investment Management Corp.
We have audited Walter Investment Management Corp. and subsidiaries' internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Walter Investment Management Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Walter Investment Management Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tampa, Florida
February 29, 2016

ITEM 9B. OTHER INFORMATION

Amendment to 2013 Credit Agreement

On February 23, 2016, the Company entered into an amendment to its 2013 Credit Agreement in order to (w) remove the aggregate principal amount limitation with respect to the Company’s ability to repurchase term loans through Dutch auctions, (x) remove the limitation with respect to the frequency of the Company’s ability to initiate Dutch auctions, (y) permit the Company to receive assignments of term loans through open market purchases and (z) make certain other amendments.

Credit Suisse AG, certain of its affiliates and other lenders under the 2013 Credit Agreement and their affiliates have, from time to time, provided investment banking and advisory services to the Company and/or its affiliates for which they have received customary fees and commissions and such affiliates may provide these services from time to time in the future.

The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is filed as Exhibit 10.16.2 to this report and is incorporated herein by reference.

Reverse Mortgage Warehouse Financing Facility

On February 23, 2016, RMS, certain of its subsidiaries and Credit Suisse entered into a new mortgage warehouse financing facility pursuant to a master repurchase agreement. This agreement provides funding for the purchase and origination of HECM loans and the repurchase of certain HECM loans from Ginnie Mae securitization pools and foreclosed real estate. Also on February 23, 2016, the Parent Company executed a guaranty in favor of Credit Suisse guaranteeing RMS' obligations under the facility.

The aggregate amount of revolving financing capacity under this facility is $100.0 million, which includes committed capacity of $10.0 million through March 30, 2016 and $50.0 million thereafter. The facility terminates February 21, 2017. The interest rate on the facility is based on the bank rate plus 2.75% for borrowings related to the purchase and origination of reverse loans and 3.25% for borrowings related to the repurchase of HECMs and real estate owned. The facility contains various customary events of default, representations, warranties, covenants, conditions precedent and indemnification provisions.

Certain affiliates of the lender under this facility have, from time to time, provided investment banking and advisory services to the Company and/or its affiliates for which they have received customary fees and commissions and such affiliates may provide these services from time to time in the future.

The foregoing description of the facility does not purport to be complete and is qualified in its entirety by reference to the full text of the facility which is filed as Exhibits 10.23.1 and 10.23.2 to this report and is incorporated herein by reference.

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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: February 29, 2016	By:	/s/ Denmar J. Dixon
Denmar J. Dixon
Vice Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Beltzman	Director	February 29, 2016
Daniel Beltzman

/s/ Steven R. Berrard	Director	February 29, 2016
Steven R. Berrard

/s/ Ellyn L. Brown	Director	February 29, 2016
Ellyn L. Brown

/s/ Denmar J. Dixon	Director	February 29, 2016
Denmar J. Dixon

/s/ William J. Meurer	Director	February 29, 2016
William J. Meurer

/s/ Alvaro G. de Molina	Director	February 29, 2016
Alvaro G. de Molina

/s/ Mark J. O'Brien	Director	February 29, 2016
Mark J. O'Brien

/s/ James L. Pappas	Director	February 29, 2016
James L. Pappas

/s/ Vadim Perelman	Director	February 29, 2016
Vadim Perelman

/s/ Shannon E. Smith	Director	February 29, 2016
Shannon E. Smith

/s/ Michael T. Tokarz	Director	February 29, 2016
Michael T. Tokarz

/s/ Gary L. Tillett	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
Gary L. Tillett

INDEX TO EXHIBITS

Exhibit No.	Description
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

Exhibit No.	Description
3.3
Articles Supplementary for the Junior Participating Preferred Stock of the Company, effective June 29, 2015 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2015).

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

4.3
First Supplemental Indenture dated as of October 23, 2012 to the Indenture dated January 13, 2012 between Walter Investment Management Corp. and Wells Fargo Bank, National Association, as trustee, and Form of 4.50% Convertible Senior Subordinated Notes due 2019 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2012).

4.4
Indenture, dated as of December 17, 2013, among Walter Investment Management Corp., the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee, and form of 7.875% Senior Notes due 2021). (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

4.5.1
Rights Agreement, dated as of June 29, 2015, between Walter Investment Management Corp. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Articles Supplementary for the Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Form of Summary of Rights as Exhibit C (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2015).

4.5.2
Amendment No. 1, dated as of November 16, 2015, to the Rights Agreement, dated as of June 29, 2015, between Walter Investment Management Corp. and Computershare Trust Company, N.A., as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2015).

4.5.3
Amendment No. 2, dated as of November 22, 2015, to the Rights Agreement, dated as of June 29, 2015, and previously amended by Amendment No. 1, dated November 16, 2015, each between Walter Investment Management Corp. and Computershare Trust Company, N.A., as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 23, 2015).

4.6
Second Amended and Restated Indenture, dated as of October 21, 2015, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A. as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Ditech Financial LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent, and consented to by Barclays Bank PLC (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2015).

4.7
Amended and Restated Series 2014-VF2 Indenture Supplement to Second Amended and Restated Indenture, dated as of October 21, 2015, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A. as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Ditech Financial LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2015).

4.8
Series 2015-T1 Indenture Supplement to Second Amended and Restated Indenture, dated as of October 21, 2015, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Ditech Financial LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2015).

4.9
Series 2015-T2 Indenture Supplement to Second Amended and Restated Indenture, dated as of October 21, 2015, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Ditech Financial LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2015).

Exhibit No.	Description
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

10.8.3†
Retirement Agreement, by and between Walter Investment Management Corp. and Mark J. O'Brien, entered into as of October 2, 2015 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 5, 2015).

10.9.1†
Walter Investment Management Corp. Amended and Restated 2011 Omnibus Incentive Plan (Amended and Restated May 3, 2013) (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2013).

10.9.2†
Form of Nonqualified Option Award Agreement under 2011 Omnibus Incentive Plan of Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 16, 2011).

10.9.3†
Form of Performance Share Award Agreement under the Walter Investment Management Corp. Amended and Restated 2011 Omnibus Incentive Plan (Amended and Restated May 3, 2013)(Incorporated herein by reference to Exhibit 10.10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015).

Exhibit No.	Description
10.9.4†
Form of Restricted Stock Unit Award Agreement under the Walter Investment Management Corp. Amended and Restated 2011 Omnibus Incentive Plan (Amended and Restated May 3, 2013)(Incorporated herein by reference to Exhibit 10.10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015).

10.10†
Form of Green Tree Executive Severance Plan for Senior Executives entered into by the Company's Green Tree subsidiary (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the Securities and Exchange Commission on November 8, 2011).

10.11*†	Severance Policy of Walter Investment Management Corp. effective February 9, 2015.

10.12.1
Amended and Restated Receivables Loan Agreement (“Receivables Loan Agreement”), dated as of May 2, 2012, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the Securities and Exchange Commission on May 9, 2012).

10.12.2
Amendment No. 1 to Receivables Loan Agreement, dated as of June 4, 2012, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.30.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.12.3
Amendment No. 2 to Receivables Loan Agreement, dated as of May 3, 2013, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.30.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.12.4
Amendment No. 3 to Receivables Loan Agreement, dated as of August 13, 2013, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.30.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.12.5
Amendment No. 4 to Receivables Loan Agreement, dated as of September 30, 2013, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.30.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.12.6
Amendment No. 5 to Receivables Loan Agreement, dated as of December 30, 2013, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.30.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.12.7
Amendment No. 6 to Receivables Loan Agreement, dated as of December 30, 2013, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 11, 2014).

10.12.8
Amendment No. 7 to Receivables Loan Agreement, dated as of September 9, 2014, and effective as of March 31, 2014, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing, as administrator, the financial institutions from time to time party hereto, as lenders, Wells Fargo Bank, National Association, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the Securities and Exchange Commission on November 6, 2014).

Exhibit No.	Description
10.12.9
Amendment No. 8 to Receivables Loan Agreement, dated as of July 28, 2015, by and among Green Tree Advance Receivables II LLC, as borrower, Green Tree Servicing LLC, as administrator, the financial institutions identified on the signature pages thereto, as lenders, Wells Fargo Bank, National Association, as Calculation Agent, Account Bank, Verification Agent and Securities Intermediary, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 as filed with the Securities and Exchange Commission on November 5, 2015).

10.13.1
Mortgage Selling and Servicing Contract (the "MSSC"), dated March 23, 2005, by and between Fannie Mae and Green Tree Servicing (Incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

10.13.2
Addendum to MSSC, dated March 23, 2005, by and between Fannie Mae and Green Tree Servicing (Incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

10.13.3+
Addendum (the “EAR Agreement”) to the MSSC by and between Fannie Mae and Green Tree Servicing, effective April 1, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on April 8, 2014 and amended on April 13, 2014).

10.13.4
Guaranty made as of March 17, 2014 by Walter Investment Management Corp. for the benefit of Fannie Mae (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on April 8, 2014 and amended on April 13, 2014).

10.13.5
First Amendment to the EAR Agreement by and between Fannie Mae and Green Tree Servicing, effective June 1, 2014 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 11, 2014).

10.13.6+
Addendum to the MSSC, effective June 6, 2014, by and between Fannie Mae and Green Tree Servicing (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the Securities and Exchange Commission on August 11, 2014).

10.13.7
Second Amendment to the EAR Agreement by and between Fannie Mae and Green Tree Servicing, entered into effective December 19, 2014 (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2014).

10.13.8
Addendum to the MSSC between Fannie Mae and Green Tree Servicing effective April 4, 2012 (Incorporated herein by reference to Exhibit 10.14.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015).

10.13.9
Addendum to the MSSC between Fannie Mae and Green Tree Servicing effective February 8, 2013 (Incorporated herein by reference to Exhibit 10.14.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015).

10.13.10
Addendum to the MSSC between Fannie Mae and Green Tree Servicing effective April 29, 2013 (Incorporated herein by reference to Exhibit 10.14.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015).

10.13.11*	Addendum to the MSSC between Fannie Mae and Ditech Financial LLC dated August 31, 2015.

10.14.1
Credit Agreement dated as of November 28, 2012, among Walter Investment Management Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 4, 2012).

10.14.2
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

Exhibit No.	Description
10.14.3
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

10.14.4
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

10.14.5
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

10.14.6
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

10.14.7
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

10.15
Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, by and between Green Tree Servicing, and Bank of America, National Association (Incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

10.16.1
Credit Agreement dated December 19, 2013, among Walter Investment Management Corp., Credit Suisse AG, as administrative agent and collateral agent, the lenders from time to time party thereto and the other parties thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2013).

10.16.2*
Amendment No. 1, dated February 23, 2016, to the Amended and Restated Credit Agreement dated December 19, 2013, among Walter Investment Management Corp., Credit Suisse AG, as administrative agent and collateral agent and the lenders from time to time party thereto.

10.17†
Employment Letter Agreement between Walter Investment Management Corp. and Gary Tillett dated January 28, 2013 (Incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.18
Amended and Restated Receivables Sale Agreement, dated as of October 21, 2015, among Ditech Financial LLC, as Seller, Green Tree Advance Receivables III LLC, as Depositor, and Walter Investment Management Corp., as Limited Guarantor, and consented to by Barclays, as Administrative Agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2015).

10.19
Amended and Restated Receivables Pooling Agreement, dated as of October 21, 2015, between the Green Tree Advance Receivables III LLC, as Depositor, and Green Tree Agency Advance Funding Trust I, as Issuer, and consented to by Barclays, as Administrative Agent (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2015).

10.20
Acknowledgment Agreement with respect to Servicing Advance Receivables, dated as of December 19, 2014, by and among Green Tree Servicing, Green Tree Agency Advance Funding Trust I, Green Tree Advance Receivables III LLC, Wells Fargo Bank, N.A. as Indenture Trustee and Fannie Mae (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2014).

Exhibit No.	Description
10.21
Third Amended and Restated Consent Agreement, dated as of October 21, 2015, by and among Ditech Financial LLC, Green Tree Agency Advance Funding Trust I, Green Tree Advance Receivables III LLC, Wells Fargo Bank, N.A., as Indenture Trustee and the Federal Home Loan Mortgage Corporation (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2015).

10.22.1*
Master Repurchase Agreement, dated September 29, 2015, but effective as of October 15, 2015, among Barclays Bank PLC, as Agent, Sutton Funding LLC, as Purchaser, Reverse Mortgage Solutions, Inc., as a Seller and RMS REO BRC, LLC, as a Seller.

10.22.2*
Guaranty, dated September 29, 2015, but effective as of October 15, 2015, by Walter Investment Management Corp., as Guarantor, and acknowledged and agreed by Barclays Bank PLC, as Agent and Sutton Funding LLC, as Purchaser.

10.23.1*
Master Repurchase Agreement, dated February 23, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, Reverse Mortgage Solutions, Inc., RMS REO CS LLC and Wilmington Savings Fund Society, FSB, D/B/A Christian Trust.

10.23.2*	Guaranty, dated as of February 23, 2016, by Walter Investment Management Corp., as Guarantor.

10.24†
Employment Letter Agreement between Walter Investment Management Corp. and Jonathan F. Pedersen, dated October 16, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as filed with the Securities and Exchange Commission on May 7, 2015).

10.25*†	Employment Letter Agreement between Walter Investment Management Corp. and David Schneider, dated February 10, 2015.

10.26
Letter agreement, dated as of November 16, 2015, between Walter Investment Management Corp., Birch Run Capital Advisors, LP and Daniel Beltzman (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2015).

10.27
Investor Agreement, dated as of November 22, 2015, between Walter Investment Management Corp., Baker Street Capital Management, LLC and certain of its affiliates, and Vadim Perelman (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 23, 2015).

21*	Subsidiaries of the Registrant.

23*	Consent of Ernst & Young LLP.

31.1*	Certification by Denmar J. Dixon pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by Denmar J. Dixon and Gary L. Tillett pursuant to 18 U.S.C. Section 1352, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
XBRL (Extensible Business Reporting Language) - The following materials from Walter Investment Management Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

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

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Stockholders of
Walter Investment Management Corp.
We have audited the accompanying consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Schedule I. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Investment Management Corp. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Investment Management Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Tampa, Florida
February 29, 2016

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$202,828	$320,175
Restricted cash and cash equivalents	708,099	733,015
Residential loans at amortized cost, net (includes $4,457 and $10,033 in allowance for loan losses at December 31, 2015 and 2014, respectively)	541,406	1,314,539
Residential loans at fair value	12,673,439	11,832,630
Receivables, net (includes $16,542 and $25,201 at fair value at December 31, 2015 and 2014, respectively)	214,398	215,629
Servicer and protective advances, net (includes $120,338 and $112,427 in allowance for uncollectible advances at December 31, 2015 and 2014, respectively)	1,595,911	1,761,082
Servicing rights, net (includes $1,682,016 and $1,599,541 at fair value at December 31, 2015 and 2014, respectively)	1,788,576	1,730,216
Goodwill	367,911	575,468
Intangible assets, net	84,038	103,503
Premises and equipment, net	106,481	124,926
Deferred tax asset, net	108,050	—
Other assets (includes $58,512 and $68,151 at fair value at December 31, 2015 and 2014, respectively)	200,364	238,400
Total assets	$18,591,501	$18,949,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $6,475 and $30,024 at fair value at December 31, 2015 and 2014, respectively)	$639,980	$663,829
Servicer payables	603,692	584,567
Servicing advance liabilities	1,229,280	1,365,885
Warehouse borrowings	1,340,388	1,176,956
Servicing rights related liabilities at fair value	117,000	66,311
Corporate debt	2,157,424	2,237,037
Mortgage-backed debt (includes $582,340 and $653,167 at fair value at December 31, 2015 and 2014, respectively)	1,051,679	1,739,827
HMBS related obligations at fair value	10,647,382	9,951,895
Deferred tax liability, net	—	86,617
Total liabilities	17,786,825	17,872,924

Commitments and contingencies (Note 29)

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 35,573,405 and 37,711,623 shares at December 31, 2015 and 2014, respectively	355	377
Additional paid-in capital	591,454	600,643
Retained earnings	212,054	475,244
Accumulated other comprehensive income	813	395
Total stockholders' equity	804,676	1,076,659
Total liabilities and stockholders' equity	$18,591,501	$18,949,583

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

	December 31,
	2015	2014
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:
Restricted cash and cash equivalents	$59,705	$105,977
Residential loans at amortized cost, net	500,563	1,292,781
Residential loans at fair value	526,016	586,433
Receivables at fair value	16,542	25,201
Servicer and protective advances, net	1,136,246	1,273,186
Other assets	12,170	34,567
Total assets	$2,251,242	$3,318,145

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$3,435	$8,511
Servicing advance liabilities	992,769	1,160,257
Mortgage-backed debt (includes $582,340 and $653,167 at fair value at December 31, 2015 and 2014, respectively)	1,051,679	1,739,827
Total liabilities	$2,047,883	$2,908,595
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
REVENUES
Net servicing revenue and fees	$494,267	$601,510	$783,389
Net gains on sales of loans	453,840	462,172	598,974
Interest income on loans	74,365	134,555	144,651
Net fair value gains on reverse loans and related HMBS obligations	98,265	109,972	120,382
Insurance revenue	47,201	71,010	84,478
Other revenues	106,321	107,934	70,625
Total revenues	1,274,259	1,487,153	1,802,499

EXPENSES
Salaries and benefits	576,817	578,627	549,799
General and administrative	574,091	577,506	480,377
Interest expense	273,606	303,103	272,655
Goodwill impairment	207,557	82,269	—
Depreciation and amortization	69,128	72,721	71,027
Other expenses, net	10,557	10,803	9,395
Total expenses	1,711,756	1,625,029	1,383,253

OTHER GAINS (LOSSES)
Gains (losses) on extinguishments	4,660	—	(12,489)
Other net fair value gains	7,398	19,280	6,061
Other	21,013	(744)	—
Total other gains (losses)	33,071	18,536	(6,428)

Income (loss) before income taxes	(404,426)	(119,340)	412,818
Income tax expense (benefit)	(141,236)	(9,012)	159,351
Net income (loss)	$(263,190)	$(110,328)	$253,467

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES
Change in postretirement benefits liability	193	138	58
Amortization of realized losses on closed hedges	—	(145)	(127)
Unrealized gain on available-for-sale security in other assets	503	77	75
Other comprehensive income before taxes	696	70	6
Income tax expense for other comprehensive income items	278	173	1
Other comprehensive income (loss)	418	(103)	5
Total comprehensive income (loss)	$(262,772)	$(110,431)	$253,472

Net income (loss)	$(263,190)	$(110,328)	$253,467
Basic earnings (loss) per common and common equivalent share	$(7.00)	$(2.93)	$6.75
Diluted earnings (loss) per common and common equivalent share	(7.00)	(2.93)	6.63
Weighted-average common and common equivalent shares outstanding — basic	37,578	37,631	37,003
Weighted-average common and common equivalent shares outstanding — diluted	37,578	37,631	37,701
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2013	36,687,785	$367	$561,963	$332,105	$493	$894,928
Net income	—	—	—	253,467	—	253,467
Other comprehensive income, net of tax	—	—	—	—	5	5
Share-based compensation	—	—	13,011	—	—	13,011
Excess tax benefit on share-based compensation	—	—	2,705	—	—	2,705
Issuance of shares under incentive plans	689,489	7	2,893	—	—	2,900
Balance at December 31, 2013	37,377,274	374	580,572	585,572	498	1,167,016
Net loss	—	—	—	(110,328)	—	(110,328)
Other comprehensive loss, net of tax	—	—	—	—	(103)	(103)
Share-based compensation	—	—	14,533	—	—	14,533
Excess tax benefit on share-based compensation	—	—	42	—	—	42
Issuance of shares under incentive plans	334,349	3	5,496	—	—	5,499
Balance at December 31, 2014	37,711,623	377	600,643	475,244	395	1,076,659
Net loss	—	—	—	(263,190)	—	(263,190)
Other comprehensive income, net of tax	—	—	—	—	418	418
Share-based compensation	—	—	20,937	—	—	20,937
Tax shortfall on share-based compensation	—	—	(1,367)	—	—	(1,367)
Issuance of shares under incentive plans	244,515	2	(718)	—	—	(716)
Repurchase and cancellation of common stock under repurchase plan	(2,382,733)	(24)	(28,041)	—	—	(28,065)
Balance at December 31, 2015	35,573,405	$355	$591,454	$212,054	$813	$804,676
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$(263,190)	$(110,328)	$253,467

Adjustments to reconcile net income (loss) to net cash used in operating activities
Net fair value gains on reverse loans and related HMBS obligations	(98,265)	(109,972)	(120,382)
Amortization of servicing rights	26,827	43,101	42,583
Change in fair value of servicing rights	401,992	273,502	(48,058)
Change in fair value of servicing rights related liabilities	(1,587)	(2,114)	—
Change in fair value of charged-off loans	(18,475)	(7,598)	—
Other net fair value (gains) losses	1,682	(8,530)	6,464
Accretion of discounts on residential loans and advances	(7,130)	(15,744)	(17,991)
Accretion of discounts on debt and amortization of deferred debt issuance costs	20,408	19,084	21,680
Amortization of other deferred debt issuance costs	11,004	14,699	6,910
Provision for uncollectible advances	52,679	75,704	37,993
Depreciation and amortization of premises and equipment and intangible assets	69,128	72,721	71,027
Provision (benefit) for deferred income taxes	(196,326)	(35,408)	97,418
Share-based compensation	20,937	14,533	13,011
Purchases and originations of residential loans held for sale	(25,942,841)	(18,878,305)	(16,141,573)
Proceeds from sales of and payments on residential loans held for sale	25,896,204	19,042,387	15,539,918
Net gains on sales of loans	(453,840)	(462,172)	(598,974)
Proceeds from sale of trading security	70,390	—	—
Gain on sale of trading security	(10,296)	—	—
Gain on sale of investments	(8,959)	—	—
Goodwill impairment	207,557	82,269	—
Other	(3,188)	1,104	9,900

Changes in assets and liabilities
Decrease (increase) in receivables	2,629	70,495	(64,270)
Decrease (increase) in servicer and protective advances	133,940	(291,383)	(1,069,377)
Decrease (increase) in other assets	29,793	(17,332)	(14,327)
Increase in payables and accrued liabilities	1,002	65,858	160,386
Increase (decrease) in servicer payables	9,832	(40,841)	3,720
Cash flows used in operating activities	(48,093)	(204,270)	(1,810,475)

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Investing activities
Purchases and originations of reverse loans held for investment	(1,471,275)	(1,505,215)	(3,020,937)
Principal payments received on reverse loans held for investment	871,832	548,660	372,375
Principal payments received on mortgage loans held for investment	114,906	162,257	169,659
Payments received on charged-off loans held for investment	26,385	14,929	—
Payments received on receivables related to Non-Residual Trusts	7,481	9,471	14,804
Proceeds from sales of real estate owned, net	76,703	55,306	38,424
Purchases of premises and equipment	(27,761)	(21,573)	(38,639)
Decrease (increase) in restricted cash and cash equivalents	9,219	11,333	(8,156)
Payments for acquisitions of businesses, net of cash acquired	(5,095)	(197,061)	(492,283)
Acquisitions of servicing rights	(264,743)	(268,618)	(797,165)
Proceeds from sale of investment	14,376	—	—
Proceeds from sale of residual interests in Residual Trusts	189,513	—	—
Acquisitions of charged-off loans held for investment	—	(64,548)	—
Other	3,511	10,948	(14,165)
Cash flows used in investing activities	(454,948)	(1,244,111)	(3,776,083)

Financing activities
Proceeds from issuance of corporate debt, net of debt issuance costs	—	—	3,106,263
Payments on corporate debt	(12,901)	(17,220)	(362,931)
Proceeds from securitizations of reverse loans	1,622,481	1,617,399	3,216,096
Payments on HMBS related obligations	(1,025,458)	(637,272)	(409,331)
Issuances of servicing advance liabilities	2,073,227	2,299,930	1,604,272
Payments on servicing advance liabilities	(2,206,965)	(1,905,331)	(733,150)
Net change in warehouse borrowings related to mortgage loans	207,305	75,726	929,015
Net change in warehouse borrowings related to reverse loans	(43,873)	15,667	(98,837)
Proceeds from sales of excess servicing spreads and servicing rights	55,698	75,426	—
Payments on servicing rights related liabilities	(12,317)	(6,822)	—
Other debt issuance costs paid	(13,949)	(17,281)	(9,833)
Payments on mortgage-backed debt	(136,493)	(181,155)	(200,369)
Extinguishments and settlement of debt	(79,877)	—	(1,405,424)
Repurchase of shares under stock repurchase plan	(28,065)	—	—
Other	(13,119)	(42,396)	618
Cash flows provided by financing activities	385,694	1,276,671	5,636,389

Net increase (decrease) in cash and cash equivalents	(117,347)	(171,710)	49,831
Cash and cash equivalents at the beginning of the year	320,175	491,885	442,054
Cash and cash equivalents at the end of the year	$202,828	$320,175	$491,885
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
The Company operates through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 27 for additional information.
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
Changes in Presentation
Certain prior year amounts have been reclassified to conform to current year presentation. During the first quarter of 2015, the Company reorganized its reportable segments, changed the composition of indirect costs and depreciation and amortization allocated to the business segments, and established an intersegment charge between the Servicing and Originations segments for certain loan originations associated with the Company's mortgage loan servicing portfolio. Refer to Note 27 for additional information. In addition, the Company has included the excess servicing spread liability at fair value in the servicing rights related liabilities at fair value line item on the consolidated balance sheets. Also, as a result of the early adoption of recent accounting guidance detailed further below, the Company's debt issuance costs that are not related to line-of-credit arrangements have been reclassified from other assets to corporate debt and mortgage-backed debt on the consolidated balance sheets for all years presented.
Recent Accounting Guidance
In January 2014, the FASB issued an accounting standards update that clarifies the definition of an in-substance repossession and foreclosure, and requires additional disclosures related to these items. This amendment reduces diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The required disclosures under these new amendments require interim and annual disclosures of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. These additional disclosures are included in Note 6.
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
In June 2014, the FASB issued an accounting standards update on transfers and servicing, effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within those years. The new guidance requires that repurchase financing arrangements be accounted for as secured borrowings and provides for enhanced disclosures, including the nature of collateral pledged and the time to maturity. Certain interim period disclosures for repurchase agreements are effective for interim periods beginning after March 15, 2015. The adoption of the guidance addressing the accounting for repurchase financing arrangements, which was effective beginning January 1, 2015, did not have an impact on the Company’s consolidated financial statements as the Company already records repurchase agreements as secured borrowings. The new disclosure requirements are included in Note 18.
In August 2014, the FASB issued an accounting standards update regarding an alternative approach on measuring the financial assets and financial liabilities of a consolidated CFE (referred to as the measurement alternative). The accounting standard update provides an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.
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
In February 2015, the FASB issued an accounting standards update which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company elected to early adopt these amendments using the full retrospective approach, and therefore the amendments in this standard were effective for the Company beginning April 1, 2015. The adoption of this standard did not result in any additional consolidations of variable interest entities.

In April 2015, the FASB issued an accounting standards update regarding the approach for recognizing debt issuance costs, to which a clarification was issued in August 2015. The amendments now require entities to recognize debt issuance costs as a direct deduction from the carrying amount of the related debt liability and not recorded as a separate asset. Given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements in the original accounting standards update, the SEC Staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company elected to early adopt these amendments, and therefore, the amendments in these standards were effective for the Company beginning December 31, 2015. The Company's debt issuance costs that are not related to line-of-credit arrangements have been reclassified from other assets to corporate debt and mortgage-backed debt on the consolidated balance sheets for all years presented, which resulted in a reduction to the Company's assets and liabilities of $42.4 million at December 31, 2014.
In April 2015, the FASB issued an accounting standards update that provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.
In September 2015, the FASB issued an accounting standards update which provides updated guidance regarding simplifying the accounting for recognizing adjustments to provisional amounts identified during the measurement period in a business combination. To simplify the accounting for these adjustments, the amendments in this update eliminate the requirement to retrospectively account for the adjustments and to recognize them in the period that they are identified. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.
In January 2016, the FASB issued an accounting standards update that makes amendments to the guidance on the classification and measurement of financial instruments. The new standard revises an entity's accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the effect, if any, the guidance will have on its consolidated financial statements.
In February 2016, the FASB issued an accounting standards update that requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. The Company has not evaluated the impact that this guidance will have on its consolidated financial statements due to the timing of the issuance of this guidance.
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
Deconsolidation of Marix
During the second quarter of 2015, the Company completed the contribution and deconsolidation of 100% of the equity of Marix to WCO pursuant to the terms of an amended contribution agreement among the Company, WCO and certain other parties. Pursuant to such agreement and as consideration for such contribution, during the third quarter of 2015, the Company received 300,000 partnership common units in WCO LP, a contingent consideration, following achievement by Marix of various post-contribution milestones, including the purchase of its first MSR. The Company elected to account for the partnership common units as a gain contingency. As a result, during the third quarter of 2015 the Company recorded a $3.1 million gain for the consideration received for the contribution of Marix, which is recorded in the other line item within other gains (losses) on the consolidated statements of comprehensive income (loss).
Cash and Cash Equivalents
Cash and cash equivalents include short-term deposits and highly-liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. The Company maintains cash and cash equivalents with federally-insured financial institutions and these balances typically exceed insurable amounts. Cash equivalents also include amounts due from third-party financial institutions in process of settlement. These transactions typically settle in three days or less and were $116.1 million and $88.6 million at December 31, 2015 and 2014, respectively.
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
Non-accrual Loans
Residential loans at amortized cost that are not insured are placed on non-accrual status when any portion of the principal or interest is 90 days past due. When placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. Interest income on non-accrual loans, if received, is recorded using the cash basis method of accounting. Residential loans are removed from non-accrual status when there is no longer significant uncertainty regarding collection of the principal and the associated interest. If a non-accrual loan is returned to accruing status, the accrued interest, at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. The past due or delinquency status of residential loans is generally determined based on the contractual payment terms. In the case of loans with an approved repayment plan, including plans approved by the bankruptcy court, delinquency is based on the modified due date of the loan. Loan balances are charged off when it becomes evident that balances are not collectible.
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
Loan Modifications
The Company will occasionally modify a loan agreement at the request of the borrower. The Company’s current modification program offered to borrowers is limited and is used to assist borrowers experiencing temporary hardships and is intended to minimize the economic loss to the Company and to avoid foreclosure. Generally, the Company’s modifications are short-term interest rate reductions and/or payment deferrals with forgiveness of principal rarely granted. A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. Loans modified in a troubled debt restructuring are typically already on non-accrual status and have an allowance recorded. At times, loans modified in a troubled debt restructuring by the Company may have the financial effect of increasing the allowance associated with the loan. The allowance for an impaired loan that has been modified in a troubled debt restructuring is measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral less any selling costs. Troubled debt restructurings have historically been, and continue to be, insignificant to the Company.
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
Reverse loans also include loans that have not yet been transferred to Ginnie Mae securitization pools and loans that have been repurchased from Ginnie Mae securitization pools. The Company, as an issuer of HMBS, is required to repurchase reverse loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount, which is defined as the lesser of a home's appraised value at the point in time that the Conditional Commitment is issued or the maximum loan limit that can be insured by the FHA. Performing repurchased loans are conveyed to HUD and nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of the real estate owned. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. In addition to having to fund these repurchases, the Company also typically earns a lower interest rate and incurs certain non-reimbursable costs during the process of liquidating nonperforming loans.
The yield on reverse loans, along with any change in fair value, is recorded in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). Similarly, the yield on and change in fair value of mortgage loans associated with the Non-Residual Trusts, is recorded in other net fair value gains. The yield on reverse loans and mortgage loans associated with the Non-Residual Trusts includes recognition of contractual interest income based on the stated interest rates of the loans that is expected to be collected, as well as the accretion of fair value.
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
Residential Loans Held for Sale
Residential loans held for sale represent mortgage loans originated or acquired by the Company with the intent to sell. These loans are originated or acquired primarily for purposes of selling into the secondary market or to private investors as whole loans with servicing rights either retained or sold. The Company has elected to carry mortgage loans held for sale at fair value. The yield on the loans and any change in fair value are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss). The yield on the loans includes recognition of interest income based on the stated interest rates of the loans that are expected to be collected, as well as the accretion of fair value. Gains or losses recognized upon sale of residential loans held for sale are also included in net gains on sales of loans on the consolidated statements of comprehensive income (loss). Loan origination fees are recorded in other revenues within the consolidated statements of comprehensive income (loss) when earned and related costs are recognized in general and administrative expenses when incurred. All activity related to residential loans held for sale are included in operating activities on the consolidated statements of cash flows.
The Company’s agreements with GSEs and other third parties include standard representations and warranties related to the loans the Company sells. The representations and warranties require adherence to origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. Breaches of representations and warranties, with the exception of certain loans originated under HARP, are generally enforceable at any time over the life of the loan. If the Company is unable to cure such breach, the purchaser of the loan may require the Company to repurchase such loan for the unpaid principle balance, accrued interest, and related advances, and in any event, the Company must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case the Company repurchases the loan, the Company bears any subsequent credit loss on the loan. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender. The Company actively contests claims to the extent that the Company does not consider the claims to be valid. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company's underwriting and quality assurance practices.

The Company records a provision for losses relating to such representations and warranties as part of its loan sale transactions at the time the loan is sold in accordance with the accounting guidance for guarantees. The provision is a reduction in the net gains on sales of loans on the consolidated statements of comprehensive income (loss). The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, historical defect rates, projected repurchase rates, projected resale values, and the probability of reimbursement by the correspondent loan seller. The liability, which is recorded in payables and accrued liabilities on the consolidated balance sheets, is updated based on changes in estimates, with those changes recorded as a component of general and administrative expenses on the consolidated statements of comprehensive income (loss). The level of the liability for representations and warranties requires considerable management judgment. The level of residential loan repurchase losses is dependent on economic factors and external conditions that may change over the lives of the underlying loans.
Receivables Related to Non-Residual Trusts
Receivables related to Non-Residual Trusts, which are recorded in receivables, net on the consolidated balance sheets, consist of the estimated fair value of expected future draws on LOCs from a third party. The LOCs are credit enhancements to the Non-Residual Trusts. The cash flows received from the LOC draws are paid directly to the underlying securitization trusts and are used to pay bondholders of these securitizations for shortfalls in principal and interest collections on the loans in the securitizations. The Company has elected to carry these receivables at fair value. Changes in fair value are recorded in other net fair value gains on the consolidated statements of comprehensive income (loss).
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
A servicing or sub-servicing asset (or liability) is recognized on the consolidated balance sheets when the benefits of servicing are deemed to be greater (or lower) than adequate compensation for the servicing activities performed by the Company. No servicing or sub-servicing asset or liability is recorded if the amounts earned represent adequate compensation. Generally, no servicing asset or liability is recognized when the Company enters into new sub-servicing contracts; however, previously existing contracts acquired in a business combination may be deemed to provide greater (or lower) than adequate compensation.
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
Servicing rights associated with the mortgage loan class and the reverse loan class are amortized based on expected cash flows in proportion to and over the life of servicing revenue. Amortization is recorded as an adjustment to net servicing revenue and fees on the consolidated statements of comprehensive income (loss). Servicing assets (or liabilities) are stratified by product type and compared to the estimated fair value on a quarterly basis. Impairment (or an increased obligation) is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the amount, if any, by which the carrying value of the servicing rights for a given stratum exceeds (or in the case of servicing liabilities, is lower than) its fair value. Any fair value in excess of (or in the case of servicing liabilities, lower than) the carrying value for a given stratum is not recognized. The Company recognizes a direct impairment to the servicing asset or liability when the valuation allowance is determined to be unrecoverable.

Net Servicing Revenue and Fees
Servicing revenue and fees consists of income from the Company’s third-party servicing portfolio which includes loans associated with arrangements in which the Company owns the servicing rights or acts as sub-servicer. Servicing revenue and fees includes contractual servicing fees, incentive and performance fees, and ancillary income. Contractual servicing fees related to arrangements in which the Company owns the servicing rights are generally based on a percentage of the unpaid principal balance of the related collateral and are recorded when earned, which is generally upon collection of payments from borrowers. Contractual servicing fees related to arrangements in which the Company acts as sub-servicer are generally based on a fixed dollar amount per loan and are accrued in the period the services are performed. Incentive and performance fees include fees based on the performance of specific portfolios or loans, asset recovery income, and modification fees. Fees based on the performance of specific portfolios or loans are recognized when earned based on the terms of the various servicing and incentive agreements. Asset recovery income is generally recognized upon collection. Certain other incentive fees are recognized when determinable, which is when the Company is officially notified of the amount of such fees. Ancillary income includes late fees, prepayment fees, and collection fees and is generally recognized upon collection. Servicing revenue and fees are adjusted for the amortization of servicing rights carried at amortized cost, the change in fair value of servicing rights carried at fair value and the change in fair value of servicing rights related liabilities.
Servicer and Protective Advances, Net
In the ordinary course of servicing residential loans and pursuant to certain servicing agreements, the Company may advance the principal and interest portion of delinquent mortgage payments to credit owners prior to the collection of such amounts from borrowers, provided that the Company determines these advances are recoverable from either the borrower or the liquidation of collateral. In addition, the Company is required under certain servicing contracts to ensure that property taxes, insurance premiums, foreclosure costs and various other items are paid in order to preserve the assets being serviced. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, from proceeds of liquidation of collateral or ultimate disposition of the loan, from credit owners or from loan insurers. Certain of the Company’s servicing agreements provide that repayment of servicing advances made under the respective agreements have a priority over all other cash payments to be made from the proceeds of the residential loan, and in certain cases the proceeds of the pool of residential loans, which are the subject of that servicing agreement. As a result, the Company is entitled to repayment from loan proceeds before any interest or principal is paid to the bondholders, and in certain cases, advances in excess of loan proceeds may be recovered from pool-level proceeds. These assets are carried at cost, net of estimated losses. Losses can occur in the normal course of servicing loans when the Company fails to make advances in accordance with investor guidelines including filing claims timely, requesting approvals, or advancing outside of guidelines. The Company establishes an allowance for uncollectible advances based on an analysis of the underlying loans, their historical loss experience, and recoverability pursuant to the terms of underlying servicing agreements. Generally, estimated losses related to advances are recorded in general and administrative expenses on the consolidated statements of comprehensive income (loss).
Custodial Accounts
In connection with its servicing activities, the Company has a fiduciary responsibility for amounts primarily related to borrower escrow funds and other custodial funds due to credit owners aggregating $3.8 billion and $3.5 billion at December 31, 2015 and 2014, respectively. These funds, which do not represent assets or liabilities of the Company, are maintained in segregated bank accounts, and accordingly, are not reflected on the consolidated balance sheets.
Goodwill
Goodwill represents the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If the Company elects to bypass the qualitative assessment or if it determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step quantitative test is required. In Step 1, the Company compares the fair value of the reporting unit with its net carrying value, including goodwill. If the net carrying value of the reporting unit exceeds its fair value, the Company then performs Step 2 of the impairment test to measure the amount of impairment loss, if any. In Step 2, the Company allocates the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill (implied fair value of goodwill). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of such goodwill, the Company recognizes an impairment loss in an amount equal to that excess up to the carrying value of goodwill. In performing the two-step quantitative assessment, fair value of the reporting unit is based on discounted cash flows, market multiples, and/or appraised values, as appropriate.
The Company completed its annual goodwill impairment test effective October 1, 2015. Refer to Note 13 for further information.

Intangible Assets, Net
Intangible assets primarily consists of customer relationships and institutional relationships. Intangible assets are amortized using either an economic consumption method or a straight-line method over their related expected useful lives. Intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value.
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
In connection with forward sales commitments and MBS purchase commitments, the Company has margin agreements with its counterparties whereby both parties are required to post cash margin in the event the fair values of the derivative financial instruments meet or exceed established thresholds and minimum transfer amounts. This process substantially mitigates counterparty credit risk. The right to receive cash margin placed by the Company with its counterparties is included in other assets, and the obligation to return cash margin received by the Company from its counterparties is included in payables and accrued liabilities on the consolidated balance sheets. The Company has elected to record derivative assets and liabilities and related cash margin on a gross basis, even when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty.
The derivative transactions described above are measured in terms of the notional amount. With the exception of IRLCs, the notional amount is generally not exchanged and is used only as a basis on which interest and other payments are determined.

Real Estate Owned, Net
Real estate owned, net is included in other assets on the consolidated balance sheets, and represents properties acquired in satisfaction of residential loans. Upon foreclosure, or when the Company otherwise takes possession of the property, real estate owned is recorded at the lower of cost or estimated fair value less estimated costs to sell. The excess of cost over the fair value of the property acquired less estimated costs to sell, or net realizable value, is charged to the allowance for loan losses for residential loans carried at amortized cost, to other net fair value gains for mortgage loans carried at fair value, and to net fair value gains on reverse loans and related HMBS obligations for reverse loans. The fair value of the property is generally based upon historical resale recovery rates and current market conditions or appraisals. Subsequent declines in the value of real estate owned are recorded as adjustments to the carrying amount through a valuation allowance and are recorded in other expenses, net on the consolidated statements of comprehensive income (loss). Losses from the sale of real estate owned associated with reverse loans are typically covered by FHA insurance, the benefit of which is considered in the net realizable value estimate. To the extent these losses are not covered by the FHA insurance, they are recognized in other expenses, net on the consolidated statements of comprehensive income (loss) when incurred. Costs relating to the improvement of the property are capitalized to the extent the balance does not exceed its fair value, whereas those costs relating to maintaining the property are recorded when incurred to other expenses, net on the consolidated statements of comprehensive income (loss).
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
Servicer Payables
Servicer payables represent amounts collected that are required to be remitted to third-party trusts, credit owners, or others. These collections are primarily from borrowers whose loans the Company services.
Servicing Rights Related Liabilities
Servicing rights related liabilities consists of excess servicing spread liabilities and a servicing rights financing, as discussed below.
Excess Servicing Spread Liabilities
The Company recognized the proceeds from the sales to WCO of beneficial interests in certain portions of the contractual servicing fees associated with certain mortgage loans serviced by the Company as financing arrangements. The beneficial interest is referred to as excess servicing spread. The Company elected to record the excess servicing spread liabilities at fair value consistent with the related servicing rights. The change in fair value of the excess servicing spread liabilities is recorded in net servicing revenue and fees on the consolidated statements of comprehensive income (loss). The change in fair value of the excess servicing spread liabilities includes the accretion of fair value, which is recorded using the effective interest method based on the expected cash flows from the excess servicing spreads through the expected life of the underlying loans. There is no contractual interest rate on excess servicing spread liabilities.
Servicing Rights Financing
From time to time, the Company will enter into certain transactions to sell certain servicing rights. The Company evaluates these transactions to determine if they are sales or structured financing arrangements. When these transfers qualify for sale treatment, the Company derecognizes the transferred assets on its consolidated balance sheets.

The Company has determined that not all risk of rewards and ownership were passed to WCO upon a sale of servicing rights. As a result, the Company accounted for such sale of servicing rights as a secured borrowing. Under this accounting treatment, the servicing rights remain on the consolidated balance sheets and the proceeds from the sale of the servicing rights are recognized as a servicing rights financing. The Company elected to record the servicing rights financing at fair value consistent with the related servicing rights. The change in fair value of the servicing rights financing is recorded in net servicing revenue and fees on the consolidated statements of comprehensive income (loss). The change in fair value of the servicing rights financing includes the accretion of fair value, which is recorded using the effective interest method based on the expected cash flows from the servicing rights through the expected life of the underlying loans. There is no contractual interest rate on servicing rights related financing. Proceeds from the sale of these servicing rights and payments on the servicing rights financing are included in financing activities on the consolidated statements of cash flows.
Debt and Other Obligations
Servicing advance liabilities, warehouse borrowings and corporate debt and are carried at amortized cost, and in the case of servicing advance liabilities relating to term notes and corporate debt, net of discounts and debt issuance costs. Deferred debt issuance costs associated with servicing advance liabilities with line-of-credit arrangements, warehouse borrowings and the 2013 Revolver are recorded in other assets on the consolidated balance sheets. Deferred debt issuance costs and original issue discounts, if any, are amortized to interest expense over the term of the debt or obligation using either the effective interest method or the straight-line method.
Mortgage-Backed Debt
The Company’s mortgage-backed debt associated with the Residual Trusts is carried at amortized cost, net of discounts and deferred debt issuance costs. These costs and original issue discounts, if any, are amortized to interest expense over the term of the debt using the effective interest method. The Company elected to carry mortgage-backed debt related to the Non-Residual Trusts at fair value. The yield on the mortgage-backed debt along with any change in fair value is recorded in other net fair value gains on the consolidated statements of comprehensive income (loss). The yield on the mortgage-backed debt includes recognition of interest expense based on the stated interest rates of the mortgage-backed debt, as well as the accretion of fair value.
HMBS Related Obligations
The Company recognizes the proceeds from the transfer of HMBS as a secured borrowing. The Company elected to record the secured borrowing, or the HMBS related obligations, at fair value. The yield on the HMBS related obligations along with any change in fair value is recorded in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). The yield on the HMBS obligations includes recognition of contractual interest expense based on the stated interest rates of the HMBS obligations, as well as the accretion of fair value. Proceeds from securitizations of reverse loans and payments on HMBS related obligations are included in financing activities on the consolidated statements of cash flows.
Other Revenues
Other revenues for the year ended December 31, 2014 include $36.8 million in asset management performance fees collected and earned in connection with the asset management of a fund. These asset management performance fees were earned in connection with the liquidation of the fund’s investments during the period and were based on the fund performance exceeding pre-defined thresholds. The Company records the asset management performance fees when the fund is terminated or when the likelihood of claw-back is improbable. These fees are recorded in the Other non-reportable segment.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of comprehensive income (loss). For the years ended December 31, 2015, 2014 and 2013, advertising expense amounted to $44.5 million, $31.2 million and $23.3 million, respectively.
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

3. Acquisitions
EverBank Net Assets
On October 30, 2013, the Company entered into a series of definitive agreements to purchase (i) certain private and GSE-backed MSRs and related servicer advances, (ii) sub-servicing rights for mortgage loans and (iii) a default servicing platform from EverBank. The agreements called for an estimated total purchase price of (i) $83.4 million for the MSRs, less net cash flows received on the underlying loans between October 30, 2013 and the date of legal transfer; (ii) par value of the related servicer advances; and (iii) $1.9 million associated with the default servicing platform. The Company paid $16.7 million of the estimated purchase price on October 30, 2013.
During March 2014, the Company received approvals to transfer MSRs and sub-servicing rights with an unpaid principal balance of approximately $16.5 billion. Accordingly, the Company paid an additional $44.7 million of the estimated purchase price and recorded MSRs at fair value of $58.7 million. The Company completed the transfer of the loans underlying the acquired MSRs onto the Company’s servicing systems and concurrently took possession of the associated servicer advances, resulting in additional payments by the Company of $5.1 million and $152.5 million during the years ended December 31, 2015 and 2014, respectively. The remainder of the purchase price is recorded in payables and accrued liabilities on the consolidated balance sheet at December 31, 2015.
The Company accounted for this series of transactions as a business combination upon closing of the default servicing platform which occurred on May 1, 2014. As the acquired assets and assumed liabilities transferred at several dates, acquired assets and assumed liabilities for approved transactions were recorded on the dates the transfers to the Company occurred. In connection with the acquisition, the Company acquired $223.7 million in assets and assumed $0.9 million in payables and accrued liabilities. The assets acquired included $163.2 million in servicer and protective advances and $58.7 million in servicing rights. The EverBank net assets have been allocated to the Servicing segment. The addition of EverBank's default servicing platform and employees to the Company's existing platform augmented both the Company's product capabilities and capacity, as well as extended its geographic diversity.
Pool of Fannie Mae MSRs
On December 10, 2013, the Company entered into an agreement with an affiliate of a national bank to acquire a pool of Fannie Mae MSRs and related servicer advances for an estimated purchase price of $330.0 million for the MSRs, less net cash flows received on the underlying loans between December 10, 2013 and the date of legal transfer. During the three months ended March 31, 2014, the Company completed the acquisition upon receipt of credit owner approval to transfer servicing, at which time the unpaid principal balance of the loans was $27.6 billion. The Company paid $3.2 million, $161.8 million and $165.0 million of the purchase price during the years ended December 31, 2015, 2014 and 2013, respectively. The Company accounted for this transaction as an asset purchase.
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

The Company incurred acquisition-related expenses to acquire the ResCap net assets and the Ally Bank net assets of $3.0 million during the year ended December 31, 2013, which were included in general and administrative expenses on the consolidated statement of comprehensive income.
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
4. Variable Interest Entities
Consolidated Variable Interest Entities
Residual Trusts
The Company evaluates each securitization trust that funded its residential loan portfolio to determine if it meets the definition of a VIE, and whether or not the Company is required to consolidate the trust. The Company determined that it is the primary beneficiary of five (previously twelve) securitization trusts in which it owns residual interests, and as a result, has consolidated these trusts. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant to the trusts. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.
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
In April 2015, the Company sold its residual interests in seven of the Residual Trusts that it previously consolidated for $189.5 million in cash proceeds. Upon the sale of the residual interests, the Company determined that it was no longer required to consolidate the seven trusts as it was no longer the primary beneficiary of these trusts since (i) it did not hold the residual securities issued by the trusts and therefore had no obligation to absorb future losses to the extent of its investment and no right to receive future benefits from the trust, both of which could potentially be significant to the trusts, and (ii) it is adequately compensated and its role as servicer is of a fiduciary nature. In conjunction with the transaction, the Company deconsolidated the seven Residual Trusts and removed related assets of $783.9 million and liabilities of $588.5 million from its consolidated balance sheet and recorded servicing rights of $3.1 million. As a result of the sale the Company recorded a loss of $2.8 million which is recorded in other within other gains (losses) on the consolidated statements of comprehensive income (loss).
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

The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the various respective call dates is $417.6 million at December 31, 2015.
For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders. The total amount available on these LOCs for these trusts was $260.4 million and $265.2 million at December 31, 2015 and 2014, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated Variable Interest Entities section of this Note.
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
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	December 31, 2015
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$13,369	$11,388	$34,948	$59,705
Residential loans at amortized cost, net	500,563	—	—	500,563
Residential loans at fair value	—	526,016	—	526,016
Receivables at fair value	—	16,542	—	16,542
Servicer and protective advances, net	—	—	1,136,246	1,136,246
Other assets	9,357	558	2,255	12,170
Total assets	$523,289	$554,504	$1,173,449	$2,251,242

Liabilities
Payables and accrued liabilities	$2,084	$—	$1,351	$3,435
Servicing advance liabilities	—	—	992,769	992,769
Mortgage-backed debt	469,339	582,340	—	1,051,679
Total liabilities	$471,423	$582,340	$994,120	$2,047,883

	December 31, 2014
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$41,632	$12,710	$51,635	$105,977
Residential loans at amortized cost, net	1,292,781	—	—	1,292,781
Residential loans at fair value	—	586,433	—	586,433
Receivables at fair value	—	25,201	—	25,201
Servicer and protective advances, net	—	—	1,273,186	1,273,186
Other assets	30,126	1,023	3,418	34,567
Total assets	$1,364,539	$625,367	$1,328,239	$3,318,145

Liabilities
Payables and accrued liabilities	$7,590	$—	$921	$8,511
Servicing advance liabilities	—	—	1,160,257	1,160,257
Mortgage-backed debt	1,086,660	653,167	—	1,739,827
Total liabilities	$1,094,250	$653,167	$1,161,178	$2,908,595
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
For the Residual Trusts, interest income earned on the residential loans and interest expense incurred on the mortgage-backed debt, both of which are carried at amortized cost, are recorded on the consolidated statements of comprehensive income (loss) in interest income on loans and interest expense, respectively. Additionally, the Company records a provision for its estimate of probable incurred credit losses associated with the residential loans as provision for loan losses, which is included in other expenses, net on the consolidated statements of comprehensive income (loss). Interest receipts on residential loans and interest payments on mortgage-backed debt are included in operating activities, while principal payments on residential loans are included in investing activities and payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.
The change in fair value of the assets and liabilities of the Non-Residual Trusts are included in other net fair value gains on the consolidated statements of comprehensive income (loss). Included in other net fair value gains is the interest income that is expected to be collected on the residential loans, the interest expense that is expected to be paid on the mortgage-backed debt, as well as the accretion of fair value. The non-cash component of other net fair value gains is recognized as an adjustment in reconciling net income or loss to net cash provided by or used in operating activities on the consolidated statements of cash flows. Principal payments on residential loans and draws on receivables are included in investing activities while payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.
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
Servicing Arrangements with Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in eleven securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn. The LOCs were issued by a third party as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders.
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
Other Servicing Arrangements
The Company is involved with other securitization trusts as servicer of the financial assets of the trusts. The Company’s servicing fees are anticipated to absorb more than an insignificant portion of the returns of the trusts and the Company has considered its contract to service the financial assets of the trusts a variable interest. Typically, the Company’s involvement as servicer allows it to control the activities of the trusts that most significantly impact the economic performance of the trusts; however, based on the nature of the trusts, the obligations to its beneficial interest holders are guaranteed. Further, the Company’s involvement as servicer is subject to substantive kick-out rights held by a single party, and there are no significant barriers to the exercise of those kick-out rights. As a result, the Company has determined that it is not the primary beneficiary of those trusts and those trusts are not consolidated on the Company’s balance sheets. The termination of the Company as servicer to the financial assets of the trusts would eliminate any future servicing revenues and related cash flows associated with the underlying financial assets held by the trusts.
Transactions with WCO
In April 2014, the Company and York entered into an agreement to contribute cash and other assets in exchange for 100% of the equity interests in WCO which was established to invest in mortgage-related assets. Under the agreement, the Company and York committed to contribute to WCO cash of $20.0 million and $200.0 million, respectively. In July 2014, the Company completed its initial funding of $7.1 million of the Company's total capital commitment of $20.0 million to WCO. In November 2015, the Company, WCO, WCO LP and the other investors in WCO entered into an agreement, pursuant to which, among other things, such other investors in WCO agreed to make, in aggregate, an additional $25.0 million capital commitment to WCO. After giving effect to such additional capital commitment, (i) the Company continued to have a $20.0 million capital commitment to WCO, and (ii) WCO had total capital commitments of $245.0 million. Further, in November 2015, the Company together with the other investors in WCO funded the remaining portion of the original $220.0 million of capital commitments. The Company's investment in WCO was $22.6 million and $6.5 million at December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the Company recorded income of $0.6 million and $0.2 million, respectively, relating to its investment in WCO.
During the second quarter of 2015, the Company completed the contribution of 100% of the equity of Marix to WCO pursuant to the terms of an amended contribution agreement among the Company, WCO and certain other parties. Pursuant to such agreement and as consideration for such contribution, during the third quarter of 2015 the Company received 300,000 partnership common units in WCO LP following achievement by Marix of various post-contribution milestones, including purchase of its first MSR.
The Company’s subsidiary, GTIM, earns fees for providing investment advisory and management services to WCO and administering its business activities and day-to-day operations. During the years ended December 31, 2015 and 2014, the Company earned $1.0 million and $0.3 million, respectively, in fees associated with these activities which are recorded in other revenues on the consolidated statements of comprehensive income (loss). The Company had $0.4 million and $0.1 million in receivables related to fees earned for investment advisory and management services provided to WCO included in receivables, net on the consolidated balance sheets at December 31, 2015 and 2014, respectively.

The Company, in exchange for a servicing fee, services certain assets held by WCO. The Company also has servicing rights related liabilities for the sales to WCO of beneficial interests in certain portions of contractual servicing fees associated with mortgage loans serviced by the Company as well as for the sale of servicing rights. The Company is engaged by WCO to offer refinancing options to borrowers with mortgage loans underlying the excess servicing spread and servicing rights transactions that occurred during the year ended December 31, 2015. In addition, the Company has a similar arrangement with WCO with respect to certain other servicing rights held by WCO. These arrangements were made for purposes of reducing portfolio runoff. Further, the Company entered into various other ancillary agreements with WCO pursuant to which, among other things, WCO has the right to make the first offer to purchase servicing rights relating to certain mortgage loans originated by the Company and certain excess servicing spread that the Company may create from time to time.
Refer to Note 12 and Note 19 for additional information on servicing and servicing rights related liabilities, respectively. WCO is not obligated to purchase excess servicing spread or servicing rights from the Company, and is not obligated to engage the Company to perform servicing activities; however, the Company anticipates that it will enter into additional arrangements of this nature with WCO in the future, subject to mutual agreement on the terms of any such arrangements.
WCO lacks sufficient equity at risk to finance its activities without subordinated financial support and as such is a VIE. WCO’s board of directors have decision making authority as it relates to the activities that most significantly impact the economic performance of WCO, including making decisions related to significant investments, servicing, capital and debt financing. As a result, the Company is not deemed to be the primary beneficiary of WCO as it does not have the power to direct the activities that most significantly impact WCO’s economic performance.
Type of Involvement in Unconsolidated Variable Interest Entities
The following table presents the carrying amounts of the Company’s assets and liabilities that relate to its variable interests in the VIEs that are not consolidated, as well as its maximum exposure to loss and the size of the unconsolidated VIEs (in thousands):

	Carrying Value of Assets and Liabilities Recorded on the Consolidated Balance Sheets								Size of VIEs (2)
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Other Assets	Payables and Accrued Liabilities	Servicing Rights Related Liabilities	Net Assets (Liabilities)	Maximum Exposure to Loss (1)
VIEs associated with servicing arrangements
Servicing arrangements with a LOC reimbursement obligation
December 31, 2015	$1,145	$2,656	$123	$—	$—	$—	$3,924	$168,924	$153,070
December 31, 2014	1,454	2,530	141	—	—	—	4,125	169,125	173,819
Other servicing arrangements
December 31, 2015	—	—	190	—	—	—	190	190	443,631
December 31, 2014	—	—	189	—	—	—	189	189	447,643
Transactions with WCO
December 31, 2015	16,889	7,015	9,814	23,578	(4,500)	(117,000)	(64,204)	—	228,361
December 31, 2014	—	—	147	7,319	—	(66,311)	(58,845)	—	80,522
__________

(1)
The Company's maximum exposure to loss for VIEs equals the carrying value of assets recognized on the consolidated balance sheets, and in the case of arrangements with a LOC reimbursement obligation, also includes the obligation to reimburse a third party for the final $165.0 million drawn on LOCs discussed above. At December 31, 2015 and 2014, the Company has no exposure to loss as it relates to transactions with WCO as a result of its net liabilities due to WCO.

(2)
The size of unconsolidated VIEs is represented by the unpaid principal balance of loans serviced for VIEs associated with servicing arrangements. In the case of transactions with WCO, the size of the VIE is WCO's net assets.

5. Transfers of Residential Loans
Sales of Mortgage Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. The Company accounts for these transfers as sales, and in most, but not all, cases, retains the servicing rights associated with the sold loans. If the servicing rights are retained, the Company receives a servicing fee for servicing the sold loans, which represents continuing involvement. During the year ended December 31, 2015, 56% and 35% of all mortgage loans were purchased by Fannie Mae and Ginnie Mae, respectively, while the remaining 9% were primarily sold to Freddie Mac. During the years ended December 31, 2014 and 2013, substantially all of the mortgage loans sold were purchased by Fannie Mae.
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
The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets			Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Total
December 31, 2015	$509,785	$25,078	$534,863	$46,983,388
December 31, 2014	331,365	13,146	344,511	28,457,216
At December 31, 2015 and 2014, 0.5% and 0.3%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Cash proceeds received from sales, net of fees	$25,860,529	$19,118,420	$15,293,601
Servicing fees collected (1)	111,635	63,420	11,212
Repurchases of previously sold loans	14,636	8,186	—
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continued involvement.
In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs. Refer to Note 12 for information relating to servicing of residential loans.
Transfers of Reverse Loans
The Company, through RMS, is an approved issuer of Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. The Company both originates and purchases HECMs that are pooled and securitized into HMBS that the Company sells into the secondary market with servicing rights retained. Based upon the structure of the Ginnie Mae securitization program, the Company has determined that it has not met all of the requirements for sale accounting and accounts for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheets as residential loans. The proceeds from the transfer of reverse loans are recorded as HMBS related obligations with no gain or loss recognized on the transfer. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS to the extent of the participation interests in HECMs serving as collateral to the HMBS, but does not have recourse to the general assets of the Company, except that Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.

At December 31, 2015, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $10.0 billion and $10.6 billion, respectively.
6. Fair Value
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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers between levels during the years ended December 31, 2015 and 2014.
Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There were no assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	December 31,
	2015	2014
Level 2
Assets
Mortgage loans held for sale	$1,334,300	$1,124,615
Freestanding derivative instruments	6,993	7,751
Level 2 assets	$1,341,293	$1,132,366
Liabilities
Freestanding derivative instruments	$5,405	$29,761
Level 2 liabilities	$5,405	$29,761

	December 31,
	2015	2014
Level 3
Assets
Reverse loans	$10,763,816	$10,064,365
Mortgage loans related to Non-Residual Trusts	526,016	586,433
Charged-off loans	49,307	57,217
Receivables related to Non-Residual Trusts	16,542	25,201
Servicing rights carried at fair value	1,682,016	1,599,541
Freestanding derivative instruments (IRLCs)	51,519	60,400
Level 3 assets	$13,089,216	$12,393,157
Liabilities
Freestanding derivative instruments (IRLCs)	$1,070	$263
Servicing rights related liabilities	117,000	66,311
Mortgage-backed debt related to Non-Residual Trusts	582,340	653,167
HMBS related obligations	10,647,382	9,951,895
Level 3 liabilities	$11,347,792	$10,671,636
The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Year Ended December 31, 2015
	Fair Value January 1, 2015	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales	Originations / Issuances	Settlements	Fair Value December 31, 2015
Assets
Reverse loans (1)	$10,064,365	$202,494	$762,657	$(16,592)	$708,948	$(958,056)	$10,763,816
Mortgage loans related to Non-Residual Trusts	586,433	41,643	—	—	—	(102,060)	526,016
Charged-off loans (2)	57,217	41,803	—	—	—	(49,713)	49,307
Receivables related to Non-Residual Trusts	25,201	(1,178)	—	—	—	(7,481)	16,542
Servicing rights carried at fair value	1,599,541	(401,992)	237,820	(60,094)	306,741	—	1,682,016
Freestanding derivative instruments (IRLCs)	60,400	(8,281)	—	—	—	(600)	51,519
Total assets	$12,393,157	$(125,511)	$1,000,477	$(76,686)	$1,015,689	$(1,117,910)	$13,089,216

Liabilities
Freestanding derivative instruments (IRLCs)	$(263)	$(807)	$—	$—	$—	$—	$(1,070)
Servicing rights related liabilities	(66,311)	(7,741)	—	—	(64,593)	21,645	(117,000)
Mortgage-backed debt related to Non-Residual Trusts	(653,167)	(33,142)	—	—	—	103,969	(582,340)
HMBS related obligations	(9,951,895)	(104,327)	—	—	(1,622,481)	1,031,321	(10,647,382)
Total liabilities	$(10,671,636)	$(146,017)	$—	$—	$(1,687,074)	$1,156,935	$(11,347,792)
__________

(1)	During the year ended December 31, 2015, the Company sold $16.6 million in reverse loans and recognized $0.1 million in net losses on sales of loans.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk of $18.5 million, which primarily result from changes in assumptions related to collection rates and discount rates.

	For the Year Ended December 31, 2014
	Fair Value January 1, 2014	Acquisition of EverBank Net Assets	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales	Originations / Issuances	Settlements	Fair Value December 31, 2014
Assets
Reverse loans	$8,738,503	$—	$434,197	$894,252	$—	$611,826	$(614,413)	$10,064,365
Mortgage loans related to Non-Residual Trusts (1)	587,265	—	111,258	—	—	—	(112,090)	586,433
Charged-off loans (2)	—	—	22,501	64,548	—	—	(29,832)	57,217
Receivables related to Non-Residual Trusts (1)	43,545	—	(8,873)	—	—	—	(9,471)	25,201
Servicing rights carried at fair value	1,131,124	58,680	(273,502)	479,820	(10,866)	214,285	—	1,599,541
Freestanding derivative instruments (IRLCs)	42,831	—	17,569	—	—	—	—	60,400
Total assets	$10,543,268	$58,680	$303,150	$1,438,620	$(10,866)	$826,111	$(765,806)	$12,393,157

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,755)	$—	$3,492	$—	$—	$—	$—	$(263)
Servicing rights related liabilities	—	—	(2,800)	—	—	(75,426)	11,915	(66,311)
Mortgage-backed debt related to Non-Residual Trusts (1)	(684,778)	—	(82,253)	—	—	—	113,864	(653,167)
HMBS related obligations	(8,652,746)	—	(324,225)	—	—	(1,617,398)	642,474	(9,951,895)
Total liabilities	$(9,341,279)	$—	$(405,786)	$—	$—	$(1,692,824)	$768,253	$(10,671,636)
__________

(1)
Included in gains (losses) on mortgage loans, receivables and mortgage-backed debt related to Non-Residual Trusts are gains (losses) from instrument-specific credit risk of $62.1 million, $(8.1) million and $(35.4) million, respectively, due primarily from changes in assumptions related to the reduction of discount rates resulting from tightening of yields in the market.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk of $7.6 million, which primarily result from changes in assumptions related to collection rates and discount rates.

Refer to Note 2 for the location within the consolidated statements of comprehensive income (loss) of the gains and losses resulting from changes in fair value of assets and liabilities disclosed above. Total gains and losses included above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
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

Receivables related to Non-Residual Trusts — The Company estimates the fair value of these receivables using the net present value of expected cash flows from the LOCs to be used to pay bondholders over the remaining life of the securitization trusts and applies Level 3 unobservable market inputs in its valuation. Receivables related to Non-Residual Trusts are recorded in receivables, net on the consolidated balance sheets.
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

Freestanding derivative instruments — Fair values of IRLCs are derived using valuation models incorporating market pricing for instruments with similar characteristics and by estimating the fair value of the servicing rights expected to be recorded at sale of the loan. The fair values are then adjusted for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and, as a result, IRLCs are classified as Level 3 within the fair value hierarchy. The loan funding probability ratio represents the aggregate likelihood that loans currently in a lock position will ultimately close, which is largely dependent on the loan processing stage that a loan is currently in and changes in interest rates from the time of the rate lock through the time a loan is closed. IRLCs have positive fair value at inception and change in value as interest rates and loan funding probability change. Rising interest rates have a positive effect on the fair value of the servicing rights component of the IRLC fair value and increase the loan funding probability. An increase in loan funding probability (i.e., higher aggregate likelihood of loans estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing, to a lower loss, if in a loss position. A significant increase (decrease) to the fair value of servicing rights component in isolation could result in a significantly higher (lower) fair value measurement.
The fair value of forward sales commitments and MBS purchase commitments is determined based on observed market pricing for similar instruments; therefore, these contracts are classified as Level 2 within the fair value hierarchy. Counterparty credit risk is taken into account when determining fair value, although the impact is diminished by daily margin posting on all forward sales and purchase commitments. Refer to Note 7 for additional information on freestanding derivative financial instruments.
Servicing rights related liabilities — The Company uses a discounted cash flow model used to estimate the fair value of both its excess servicing spread liabilities and its servicing rights financing. The assumptions utilized are based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion of the underlying loan portfolio. The Company classifies its servicing rights related liabilities as Level 3 within the fair value hierarchy.
Mortgage-backed debt related to Non-Residual Trusts — This debt is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value of the debt is based on the net present value of the projected principal and interest payments owed for the estimated remaining life of the securitization trusts. An analysis of the credit assumptions for the underlying collateral in each of the securitization trusts is performed to determine the required payments to bondholders.
HMBS related obligations — These obligations are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liabilities. The discount rate assumption for these liabilities is based on an assessment of current market yields for HMBS, expected duration, and current market interest rates. The yield on seasoned HMBS is adjusted based on the duration of each HMBS and assuming a constant spread to LIBOR.

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

		December 31, 2015		December 31, 2014
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years	1.1 - 10.0	4.1	1.8 - 12.3	4.7
	Conditional repayment rate	13.53% - 52.94%	25.59%	13.40% - 42.20%	21.68%
	Discount rate	2.08% - 3.56%	2.84%	2.00% - 3.65%	2.76%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	2.67% - 4.66%	3.52%	2.24% - 3.76%	3.17%
	Conditional default rate	1.47% - 2.74%	2.05%	1.68% - 3.51%	2.34%
	Loss severity	73.07% - 95.88%	88.72%	76.12% - 92.53%	85.88%
	Discount rate	8.00%	8.00%	8.00%	8.00%
Charged-off loans	Collection rate	2.15% - 3.54%	2.23%	2.34% - 4.53%	2.46%
	Discount rate	28.00%	28.00%	30.00% - 32.25%	30.19%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	1.93% - 3.62%	2.90%	1.89% - 3.33%	2.72%
	Conditional default rate	1.66% - 2.98%	2.30%	1.92% - 3.81%	2.55%
	Loss severity	70.33% - 93.46%	85.63%	73.26% - 89.78%	82.87%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years	5.2 - 9.0	6.3	5.6 - 9.3	6.6
	Discount rate	10.00% - 14.34%	10.88%	8.24% - 29.16%	9.55%
	Conditional prepayment rate	6.07% - 13.15%	9.94%	5.04% - 11.15%	7.87%
	Conditional default rate	0.05% - 2.49%	1.06%	0.28% - 3.53%	2.36%
Interest rate lock commitments	Loan funding probability	2.34% - 100.00%	79.42%	3.44% - 100.00%	77.45%
	Fair value of initial servicing rights multiple (4)	0.05 - 7.06	3.71	0.20 - 5.47	3.83

		December 31, 2015		December 31, 2014
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	38.00% - 100.00%	83.28%	28.00% - 100.00%	80.90%
	Fair value of initial servicing rights multiple (4)	0.11 - 5.88	4.00	0.67 - 5.47	4.06
Servicing rights related liabilities	Weighted-average remaining life in years	6.3 - 7.4	6.6	7.2 - 7.4	7.3
	Discount rate	11.67% - 13.85%	13.24%	13.60%	13.60%
	Conditional prepayment rate	8.32% - 11.28%	9.98%	7.71% - 7.89%	7.79%
	Conditional default rate	0.11% - 1.06%	0.58%	0.86% - 2.31%	1.51%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	1.93% - 3.62%	2.90%	1.89% - 3.33%	2.72%
	Conditional default rate	1.66% - 2.98%	2.30%	1.92% - 3.81%	2.55%
	Loss severity	70.33% - 93.46%	85.63%	73.26% - 89.78%	82.87%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years	0.9 - 6.6	3.5	1.3 - 7.7	3.9
	Conditional repayment rate	12.06% - 55.49%	24.70%	11.30% - 48.65%	21.21%
	Discount rate	1.73% - 3.08%	2.39%	1.44% - 3.06%	2.36%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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
Fair Value Option
With the exception of freestanding derivative instruments, the Company has elected the fair value option for the assets and liabilities described above as measured at fair value on a recurring basis. The fair value option was elected for these assets and liabilities as the Company believes fair value best reflects their expected future economic performance.

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	December 31, 2015		December 31, 2014
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,763,816	$10,187,521	$10,064,365	$9,340,270
Mortgage loans held for sale (1)	1,334,300	1,285,582	1,124,615	1,071,787
Mortgage loans related to Non-Residual Trusts	526,016	580,695	586,433	650,382
Charged-off loans	49,307	2,887,367	57,217	3,366,504
Total	$12,673,439	$14,941,165	$11,832,630	$14,428,943

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$582,340	$585,839	$653,167	$657,174
HMBS related obligations (2)	10,647,382	10,012,283	9,951,895	9,172,083
Total	$11,229,722	$10,598,122	$10,605,062	$9,829,257
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 18 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that had a fair value of $2.6 million and $2.0 million, and an unpaid principal balance of $16.2 million and $10.2 million, at December 31, 2015 and 2014, respectively. Mortgage loans held for sale that are 90 days or more past due are insignificant at December 31, 2015. At December 31, 2014, there are no mortgage loans held for sale that are 90 days or more past due. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $77.4 million and $88.4 million at December 31, 2015 and 2014, respectively. In addition, the Company had loans that were in the process of foreclosure of $244.9 million at December 31, 2015, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheet. Real estate owned, net is included on the consolidated balance sheets in other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		December 31, 2015		December 31, 2014
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 72.58%	8.25%	0.00% - 59.58%	8.04%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at the time of foreclosure.
The Company held real estate owned, net in the Reverse Mortgage and Servicing segments and Other non-reportable segment of $66.4 million, $10.4 million and $0.6 million at December 31, 2015, respectively, and $55.3 million, $32.1 million and $1.0 million, at December 31, 2014, respectively. At December 31, 2015, properties (represented by 5% or more of real estate owned) were located in Florida, Texas, Illinois, and Puerto Rico. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.

For the years ended December 31, 2015, 2014 and 2013, real estate owned expenses, net which are recorded in other expenses, net on the consolidated statements of comprehensive income (loss) were $6.3 million, $7.0 million and $6.4 million, respectively. Included in real estate owned expenses, net are lower of cost or fair value adjustments of $5.5 million, $2.8 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

		December 31, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net	Level 3	$541,406	$554,664	$1,314,539	$1,377,213
Insurance premium receivables	Level 3	90,053	87,152	98,220	93,395
Servicer and protective advances, net	Level 3	1,595,911	1,513,076	1,761,082	1,691,443

Financial liabilities
Payables to insurance carriers	Level 3	63,410	62,694	69,498	68,673
Servicing advance liabilities (1)	Level 3	1,226,898	1,232,147	1,362,017	1,367,519
Corporate debt (2)	Level 2	2,152,031	1,904,467	2,230,557	2,095,286
Mortgage-backed debt carried at amortized cost	Level 3	469,339	475,347	1,086,660	1,121,369
__________

(1)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(2)	The carrying amounts of corporate debt are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets.
The following is a description of the methods and significant assumptions used in estimating the fair value of the Company’s financial instruments that are not measured at fair value on a recurring or non-recurring basis.
Residential loans at amortized cost, net — The methods and assumptions used to estimate the fair value of residential loans carried at amortized cost are the same as those described above for mortgage loans related to Non-Residual Trusts.
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
Corporate debt — The Company’s 2013 Term Loan, Convertible Notes, and Senior Notes are not traded in an active, open market with readily observable prices. The estimated fair value of corporate debt is primarily based on an average of broker quotes.
Mortgage-backed debt carried at amortized cost — The methods and assumptions used to estimate the fair value of mortgage-backed debt carried at amortized cost are the same as those described above for mortgage-backed debt related to Non-Residual Trusts.

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Realized gains on sales of loans	$171,128	$367,314	$218,504
Change in unrealized gains on loans held for sale	(7,345)	1,412	24,771
Gains (losses) on interest rate lock commitments	(9,088)	21,061	38,126
Gains (losses) on forward sales commitments	(19,747)	(156,201)	111,830
Losses on MBS purchase commitments	(24,250)	(18,009)	(5,599)
Capitalized servicing rights	306,741	214,285	187,749
Provision for repurchases	(16,008)	(7,741)	(9,067)
Interest income	52,227	40,051	32,625
Other	182	—	35
Net gains on sales of loans	$453,840	$462,172	$598,974
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Interest income on reverse loans	$435,585	$398,925	$347,497
Change in fair value of reverse loans	(232,993)	35,272	(239,417)
Net fair value gains on reverse loans	202,592	434,197	108,080

Interest expense on HMBS related obligations	(403,817)	(372,346)	(321,820)
Change in fair value of HMBS related obligations	299,490	48,121	334,122
Net fair value gains (losses) on HMBS related obligations	(104,327)	(324,225)	12,302
Net fair value gains on reverse loans and related HMBS obligations	$98,265	$109,972	$120,382
7. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	December 31, 2015			December 31, 2014
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$3,398,892	$51,519	$1,070	$2,825,924	$60,400	$263
Forward sales commitments	4,650,000	6,427	4,871	4,989,400	332	29,744
MBS purchase commitments	703,000	566	534	1,847,000	7,419	17
Total derivative instruments		$58,512	$6,475		$68,151	$30,024
Cash margin		$209	$10,101		$14,664	$2,780

Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $0.3 million and less than $0.1 million, and liability positions of $8.6 million and $10.2 million, at December 31, 2015 and 2014, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At December 31, 2015, the Company’s net derivative asset position with that counterparty of $0.4 million is comprised of $2.8 million of over-collateralized positions associated with the master repurchase agreement, partially offset by a net derivative liability position of $0.3 million and a cash margin received of $2.1 million. Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 6 for a summary of the gains and losses on freestanding derivatives.
8. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net consist of mortgage loans held for investment. The majority of these residential loans are held in securitization trusts that have been consolidated. Refer to Note 4 for further information regarding VIEs.
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	December 31,
	2015	2014
Unpaid principal balance	$580,086	$1,442,838
Unamortized discounts and other cost basis adjustments, net (1)	(34,223)	(118,266)
Allowance for loan losses	(4,457)	(10,033)
Residential loans at amortized cost, net (2)	$541,406	$1,314,539
__________

(1)	Includes $4.6 million and $12.0 million of accrued interest receivable at December 31, 2015 and 2014, respectively.

(2)	Includes $40.8 million and $21.8 million of mortgage loans that are not related to consolidated VIEs at December 31, 2015 and 2014, respectively.
Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of the year	$10,033	$14,320	$20,435
Provision for loan losses (1)	3,142	1,491	1,229
Charge-offs, net of recoveries (2)	(3,034)	(5,778)	(7,344)
Sale of residual interests (3)	(5,684)	—	—
Balance at end of the year	$4,457	$10,033	$14,320
__________

(1)	Provision for loan losses is included in other expenses, net on the consolidated statements of comprehensive income (loss).

(2)
Includes charge-offs recognized upon foreclosure of real estate in satisfaction of residential loans of $1.7 million, $4.3 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(3)
Sale of residual interests represents a decrease to the allowance for loan losses resulting from the deconsolidation of the seven Residual Trusts during the year ended December 31, 2015. Refer to Note 4 for additional information.

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
Factors that are important to managing overall credit quality and minimizing loan losses include sound loan underwriting, monitoring of existing loans, early identification of problem loans and timely resolution of problems. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. The Company considers all loans 30 days or more past due to be non-performing and all loans that are current to be performing with regard to its credit quality profile. The Company had a recorded investment in loans that were 30 days or more past due of $46.6 million and $88.6 million at December 31, 2015 and 2014, respectively.
Ginnie Mae Securitizations
For certain mortgage loans that the Company pooled and securitized with Ginnie Mae, the Company as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. As a result of this unilateral right, the Company must recognize the delinquent loan on its consolidated balance sheets and establish a corresponding liability regardless of the Company’s intention to repurchase the loan. At December 31, 2015 and 2014, the Company has recorded $22.5 million and $1.5 million, respectively, in such loans with a corresponding liability in payables and accrued liabilities. These loans are recorded in residential loans at amortized cost, net on the consolidated balance sheets.
Concentrations of Credit Risk
Concentrations of credit risk associated with the residential loan portfolio carried at amortized cost are limited due to the large number of customers and their dispersion across many geographic areas. At December 31, 2015, the homes securing these loans (represented by 5% or more of unpaid principal balance) were located in Texas, Mississippi, Alabama, Louisiana and South Carolina.
9. Residential Loans at Fair Value
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value include reverse loans, mortgage loans related to Non-Residual Trusts and charged-off loans.
Credit Risk
Concentrations of credit risk associated with the residential loan portfolio carried at fair value and held for investment are limited due to the large number of customers and their dispersion across many geographic areas. At December 31, 2015, the homes securing reverse loans and mortgage loans related to Non-Residual Trusts (represented by 5% or more of unpaid principal balance) were located in California, Florida, Texas, and New York.
HECMs are insured by the FHA. Although performing and nonperforming reverse loans are covered by FHA insurance, the Company may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. However, these amounts are considered to be insignificant.
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
A reconciliation of the changes in residential loans held for sale to the amounts presented on the consolidated statements of cash flows is presented in the following table (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of the year	$1,124,615	$1,015,607	$45,065
Purchases and originations of loans held for sale	25,942,841	18,878,305	16,141,573
Proceeds from sales of and payments on loans held for sale (1)	(25,963,200)	(19,177,179)	(15,452,196)
Realized gains on sales of loans (2)	171,128	367,314	218,504
Change in unrealized gains on loans held for sale (2)	(7,345)	1,412	24,771
Interest income (2)	52,227	40,051	32,625
Transfers from loans held for investment	16,690	—	5,183
Other	(2,656)	(895)	82
Balance at end of the year	$1,334,300	$1,124,615	$1,015,607
__________

(1)	Excludes realized gains and losses on freestanding derivatives.

(2)	Amount is a component of net gains on sales of loans on the consolidated statements of comprehensive income (loss). Refer to Note 6 for additional information.
Credit Risk
The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, typically less than 20 days, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale. At December 31, 2015, the Company held $8.2 million in repurchased loans.
10. Receivables, Net
Receivables, net consists of the following (in thousands):

	December 31,
	2015	2014
Insurance premium receivables	$90,053	$98,220
Servicing fee receivables	42,773	51,183
Receivables related to Non-Residual Trusts	16,542	25,201
Income tax receivables	10,671	17,106
Servicing rights related receivable from WCO	8,895	—
Other receivables	49,068	27,837
Total receivables	218,002	219,547
Less: Allowance for uncollectible receivables	(3,604)	(3,918)
Receivables, net	$214,398	$215,629

11. Servicer and Protective Advances, Net
Servicer advances consist of principal and interest advances to certain unconsolidated securitization trusts to meet contractual payment requirements to credit owners. Protective advances consist of advances to protect the collateral being serviced by the Company and primarily include payments made for property taxes, insurance and foreclosure costs. Servicer and protective advances, net consists of the following (in thousands):

	December 31,
	2015	2014
Servicer advances	$44,031	$59,587
Protective advances	1,672,218	1,813,922
Total servicer and protective advances	1,716,249	1,873,509
Less: Allowance for uncollectible advances	(120,338)	(112,427)
Servicer and protective advances, net	$1,595,911	$1,761,082
The following table shows the activity in the allowance for uncollectible advances (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of the year	$112,427	$62,542	$34,418
Provision for uncollectible advances	52,679	75,704	37,993
Charge-offs, net of recoveries and other (1)	(44,768)	(25,819)	(9,869)
Balance at end of the year	$120,338	$112,427	$62,542
__________

(1)	Includes $23.5 million related to the sale of residual interests in seven Residual Trusts during the year ended December 31, 2015.
12. Servicing of Residential Loans
The Company provides servicing of residential loans and real estate owned for itself and third-party credit owners. The Company’s total servicing portfolio consists of accounts serviced for others for which servicing rights have been capitalized, accounts sub-serviced for others, as well as residential loans and real estate owned recognized on the consolidated balance sheets.
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	December 31, 2015		December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners (1)
Capitalized servicing rights (2)	1,637,541	$197,154,579	1,573,867	$182,207,043
Capitalized sub-servicing (3)	159,368	9,053,755	187,747	10,443,480
Sub-servicing (4)	346,755	47,734,378	431,271	50,882,152
Total third-party servicing portfolio	2,143,664	253,942,712	2,192,885	243,532,675
On-balance sheet residential loans and real estate owned	102,044	12,705,532	116,763	12,579,467
Total servicing portfolio (5)	2,245,708	$266,648,244	2,309,648	$256,112,142
__________

(1)	Includes real estate owned serviced for third parties.

(2)	At December 31, 2015, includes $1.7 billion in unpaid principal balance associated with servicing rights sold to WCO. Refer to Note 19 for additional information relating to this sale.

(3)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(4)	Includes $6.6 billion in unpaid principal balance of sub-servicing performed for WCO at December 31, 2015.

(5)	Excludes charged-off loans managed by the Servicing segment.

The Company’s geographic diversification of its third-party servicing portfolio, based on the outstanding unpaid principal balance, is as follows (dollars in thousands):

	December 31, 2015			December 31, 2014
	Number of Accounts	Unpaid Principal Balance	Percentage of Total	Number of Accounts	Unpaid Principal Balance	Percentage of Total
California	244,708	$46,704,146	18.4%	239,450	$42,499,413	17.5%
Florida	180,242	21,714,653	8.6%	189,111	22,378,614	9.2%
Texas	169,167	14,380,328	5.7%	172,999	13,724,469	5.6%
Other <5%	1,549,547	171,143,585	67.3%	1,591,325	164,930,179	67.7%
Total	2,143,664	$253,942,712	100.0%	2,192,885	$243,532,675	100.0%
Net Servicing Revenue and Fees
The Company services loans for itself, as well as for third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which consists of revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Servicing fees (1) (2)	$708,491	$675,335	$544,544
Incentive and performance fees (1)	117,586	157,148	156,279
Ancillary and other fees (1) (3)	104,750	88,430	77,091
Servicing revenue and fees	930,827	920,913	777,914
Amortization of servicing rights (4)	(26,827)	(43,101)	(42,583)
Change in fair value of servicing rights	(401,992)	(273,502)	48,058
Change in fair value of servicing rights related liabilities (2) (5)	(7,741)	(2,800)	—
Net servicing revenue and fees	$494,267	$601,510	$783,389
__________

(1)
Includes sub-servicing fees, incentive and performance fees, and ancillary and other fees related to servicing assets held by WCO of $1.3 million, $0.1 million and $0.1 million, respectively, for the year ended December 31, 2015.

(2)	Includes a pass-through of $0.6 million relating to servicing rights sold to WCO for the year ended December 31, 2015.

(3)	Includes late fees of $62.8 million, $48.4 million and $39.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	Includes $0.4 million in amortization of a servicing liability for the year ended December 31, 2015.

(5)
Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $9.3 million and $4.9 million for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015, 2014 and 2013, servicing revenue and fees included $571.4 million, $615.8 million and $495.3 million, respectively, in revenues from servicing Fannie Mae residential loans. These amounts consist of revenues from the Company's Servicing and Reverse Mortgage segments. A substantial portion of the Company’s third-party servicing revenue consists of revenues from Fannie Mae, a large commercial bank, and various securitization trusts.

Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	Mortgage Loan	Reverse Loan
Balance at January 1, 2013	$227,191	$15,521
Reclassifications (1)	(26,382)	—
Purchases	36	—
Amortization of servicing rights	(39,057)	(3,526)
Other	(6)	(1)
Balance at December 31, 2013	161,782	11,994
Amortization of servicing rights	(40,418)	(2,683)
Balance at December 31, 2014	121,364	9,311
Servicing rights capitalized upon deconsolidation of Residual Trusts	3,133	—
Amortization of servicing rights	(25,195)	(2,053)
Balance at December 31, 2015	$99,302	$7,258
__________

(1)	Represents servicing rights for which the Company elected fair value accounting as of January 1, 2013. This election had no impact on retained earnings.
Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. At December 31, 2015, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $117.3 million and $11.1 million, respectively. At December 31, 2014, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $142.5 million and $14.1 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	December 31, 2015
	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years	5.6	2.8
Weighted-average discount rate	12.06%	15.00%
Conditional prepayment rate (1)	6.49%	N/A
Conditional default rate (1)	2.16%	N/A
Conditional repayment rate (2)	N/A	29.53%
__________

(1)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

(2)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.
The valuation of servicing rights is affected by the underlying assumptions above. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.

Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of the year	$1,599,541	$1,131,124	$26,382
Acquisition of EverBank net assets	—	58,680	—
Acquisition of ResCap net assets	—	—	242,604
Purchases	237,820	479,820	626,331
Servicing rights capitalized upon sales of loans	306,741	214,285	187,749
Sales	(60,094)	(10,866)	—
Change in fair value due to:
Changes in valuation inputs or other assumptions (1)	(157,262)	(124,471)	153,331
Other changes in fair value (2)	(244,730)	(149,031)	(105,273)
Total change in fair value	(401,992)	(273,502)	48,058
Balance at end of the year (3)	$1,682,016	$1,599,541	$1,131,124
__________

(1)	Represents the change in fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time and includes $12.9 million in servicing rights transferred to the Company for no consideration for the year ended December 31, 2013.

(3)	At December 31, 2015, includes $16.9 million in servicing rights that were sold to WCO and accounted for as a financing.
The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions which are described at Note 6. Should the actual performance and timing differ materially from the Company's projected assumptions, the estimate of fair value of the servicing rights could be materially different.
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	December 31, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	10.88%	$(68,874)	$(132,645)	9.55%	$(62,785)	$(121,117)
Weighted-average conditional prepayment rate	9.94%	(63,884)	(123,173)	7.87%	(59,344)	(114,523)
Weighted-average conditional default rate	1.06%	(21,208)	(43,576)	2.36%	(15,388)	(30,285)
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

	For the Years Ended December 31,
	2015	2014	2013
Weighted-average life in years	6.5	7.1	8.7
Weighted-average discount rate	11.90%	9.43%	9.64%
Weighted-average conditional prepayment rate	8.19%	7.67%	5.62%
Weighted-average conditional default rate	0.39%	0.73%	0.77%
13. Goodwill and Intangible Assets, Net
Goodwill and intangible assets were recorded in connection with various business combinations. Amortization expense associated with intangible assets was $19.5 million, $18.9 million and $31.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Intangible assets, net consists of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$133,067	$(64,238)	$68,829	$139,767	$(58,910)	$80,857
Institutional relationships	16,600	(8,468)	8,132	16,600	(6,618)	9,982
Other	10,000	(2,923)	7,077	15,000	(2,336)	12,664
Total intangible assets	$159,667	$(75,629)	$84,038	$171,367	$(67,864)	$103,503
Based on the balance of intangible assets, net at December 31, 2015, the following is an estimate of amortization expense for each of the next five years and thereafter (in thousands):

Amortization Expense
2016	$11,728
2017	10,192
2018	9,108
2019	8,136
2020	7,310
Thereafter	37,564
Total	$84,038

The table below sets forth the activity in goodwill by reportable segment (in thousands):

	Reportable Segment
	Servicing (1)	Originations	Reverse Mortgage	Total
Balance at January 1, 2014 (2)	$471,182	$47,747	$138,808	$657,737
Impairment	—	—	(82,269)	(82,269)
Balance at December 31, 2014 (2)	471,182	47,747	56,539	575,468
Impairment	(151,018)	—	(56,539)	(207,557)
Balance at December 31, 2015 (2)	$320,164	$47,747	$—	$367,911
__________

(1)	The Servicing, Insurance and ARM reporting units are components of the Servicing segment.

(2)
There were accumulated impairment losses included in goodwill of $151.0 million relating to the Servicing segment at December 31, 2015 and $138.8 million and $82.3 million relating to the Reverse Mortgage segment at December 31, 2015 and 2014, respectively. There were no accumulated impairment losses at January 1, 2014.

The Company completed a qualitative assessment of goodwill impairment on its Insurance reporting unit during the fourth quarter of 2015, and based on that assessment the Company believes it is more likely than not that the fair value of this reporting unit exceeds its carrying value. The Company performed a quantitative impairment test for the Originations and ARM reporting units and concluded that the fair value of each reporting unit was greater than their respective carrying values. These conclusions were reached primarily due to the respective reporting unit's operating results, business plans, economic projections, anticipated cash flows and market data. A quantitative assessment was also performed for the Servicing reporting unit and the Company concluded its goodwill was impaired, as described below. Thus, other than the goodwill impairment charges recorded for the Servicing and Reverse Mortgage reporting units during the year ended December 31, 2015, there were no other goodwill impairment charges recorded in 2015.
Reverse Mortgage 2014
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
As a result of the August 2013 changes, the Company's Reverse Mortgage reporting unit experienced operating challenges during 2014. During the second quarter of 2014, the Company developed a new strategy to increase the volume of new reverse loans sourced through the reporting unit’s retail origination channel that was anticipated to provide higher cash flows to the reporting unit. As part of this process, the Company revised its multi-year forecast for the reverse mortgage business. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the reporting unit goodwill incorporated insights gained since acquiring the reverse mortgage business. Changes in the HECM program noted above resulted in lower projected revenue for the Company. The revised forecast also reflected changes related to current market trends, business mix, and cost structure, a likely reduction of certain fee revenue streams, and other expectations about the anticipated short-term operating results of the reverse mortgage business.
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

Reverse Mortgage 2015
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
In addition, during the second quarter of 2015, the Company revised its multi-year forecast for the reverse mortgage business. The change in assumptions used in the revised forecast and the fair value estimates utilized in the impairment testing of the Reverse Mortgage reporting unit goodwill incorporated lower projected revenue as a result of the factors noted above. The revised forecast also reflected changes related to current market trends and other expectations about the anticipated operating results of the reverse mortgage business.
Based on these factors, the Company determined that there were interim impairment indicators that led to the need for a quantitative impairment analysis for goodwill purposes during the second quarter.
Based on the step one analysis, the Company concluded that the fair value of the Reverse Mortgage reporting unit (determined based on the income approach) was below its carrying value and was therefore required to perform a step two analysis to determine the implied fair value of goodwill. The Company concluded, based on the step two analysis, that the carrying amount of the reporting unit's goodwill exceeded its implied fair value and as a result, recorded a $56.5 million goodwill impairment charge in the second quarter of 2015 which is included in goodwill impairment on the consolidated statements of comprehensive income (loss).
Step 1 Annual Testing
Similar to 2014, the Company's share price continued to experience volatility during 2015. As a result, the Company reassessed its market capitalization and the implications that the decline in market capitalization had on the carrying value of its goodwill.  Management concluded that there were circumstances evident which indicated the fair value of the Company's reporting units could be below their carrying amounts. As a result of the Step 1 testing, the Originations and ARM reporting units had fair values which exceeded their carrying values of 52% and 5%, respectively. However, the Servicing reporting unit had a carrying value which exceeded its fair value and therefore, the Company was required to complete the second step of the impairment evaluation for this reporting unit. Based on the step two analysis, the carrying amount of the Servicing reporting unit’s goodwill exceeded its implied fair value and as a result, the Company recorded a $151.0 million goodwill impairment charge in the fourth quarter of 2015 which is included in goodwill impairment on the consolidated statements of comprehensive income (loss). This impairment was primarily the result of higher discount rates applied to forecasted cash flows driven by the decline in the Company's stock price, which has been impacted by continued challenges in the Company's industry, market developments, as well as the impact these factors have had on certain Company specific matters.
The Company is likely to continue to be impacted in the near term by overall market performance within the sector, a continued level of regulatory scrutiny and other Company specific matters. As a result, the Company has and will continue to regularly monitor, among other things, its market capitalization, overall economic and sector conditions and other events or circumstances, including the ability to develop new business opportunities within the ARM reporting unit that may result in an impairment of goodwill in the future.

14. Premises and Equipment, Net
Premises and equipment, net consists of the following (dollars in thousands):

	December 31,		Useful Life (in years)
	2015	2014
Computer software	$213,923	$207,175	3 - 7
Computer hardware	35,120	33,636	3
Furniture and fixtures	10,649	10,834	3
Office equipment and other	6,053	5,162	3
Assets in development	23,995	2,137
Total premises and equipment	289,740	258,944
Less: accumulated depreciation and amortization	(183,259)	(134,018)
Premises and equipment, net	$106,481	$124,926
The Company recorded depreciation and amortization expense for premises and equipment of $49.7 million, $53.8 million and $39.7 million, which includes amortization expense for computer software of $37.9 million, $40.7 million and $30.8 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
Computer software, net consists of the following (in thousands):

	December 31,
	2015	2014
Computer software	$213,923	$207,175
Less: Accumulated amortization	(143,498)	(105,585)
Computer software, net	$70,425	$101,590
Based on the balance of computer software, net at December 31, 2015, the following is an estimate of amortization expense for each of the next five years and thereafter (in thousands):

Amortization Expense
2016	$32,517
2017	23,785
2018	11,048
2019	1,656
2020	1,383
Thereafter	36
Total	$70,425

15. Other Assets
Other assets consists of the following (in thousands):

	December 31,
	2015	2014
Real estate owned, net	$77,383	$88,362
Derivative instruments	58,512	68,151
Investment in WCO	22,598	6,488
Deferred debt issuance costs	10,261	11,515
Margin receivable on derivative instruments	209	14,664
Other	31,401	49,220
Total other assets	$200,364	$238,400
16. Payables and Accrued Liabilities
Payables and accrued liabilities consists of the following (in thousands):

	December 31,
	2015	2014
Curtailment liability (1)	$115,453	$60,776
Accounts payable and accrued liabilities	113,325	174,659
Employee-related liabilities	95,926	93,368
Uncertain tax positions (2)	64,554	14,914
Payables to insurance carriers	63,410	69,498
Originations liability	48,930	45,370
Loans subject to repurchase from Ginnie Mae	22,507	1,517
Servicing rights and related advance purchases payable	21,649	77,231
Acquisition related escrow funds payable to sellers	10,236	10,236
Margin payable on derivative instruments	10,101	2,780
Accrued interest payable	9,819	13,808
Derivative instruments	6,475	30,024
Other	57,595	69,648
Total payables and accrued liabilities	$639,980	$663,829
__________

(1)
The increase in the curtailment liability at December 31, 2015 relates primarily to regulatory developments that led to additional charges around curtailable events. In addition there was an increase in missed timelines driven by an increase in volume resulting from the contraction of default servicing timeframes due to recent regulatory changes and an increase in the related exposure to incurred but not known deaths of the mortgagor and the mortgagor's vacancy from their principal residence.

(2)
During the year ended December 31, 2015, the Company determined that a tax accounting method as employed is not more likely than not to be realized and has derecognized the tax position. The Company has recorded an offsetting deferred tax asset as a component of its deferred tax liability related to servicing rights. The Company expects to file with the IRS for an accounting method change during the first quarter of 2016 and, as a result, expects this uncertain tax position to reverse at that time.

Costs Associated with Exit Activities
During 2015, the Company took distinct actions to improve efficiencies within the organization, which included re-branding its mortgage loan originations business by consolidating Ditech Mortgage Corp and Green Tree Servicing into one legal entity with one brand, Ditech, a Walter Company. Additionally, the Company took measures to restructure its mortgage loan servicing operations and improve the profitability of the reverse mortgage business by streamlining its geographic footprint and strengthening its retail originations channel. These actions resulted in costs relating to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. The Company completed these activities in the fourth quarter of 2015.

In the fourth quarter of 2015, the Company made a decision to exit the consumer retail channel of the Originations segment beginning in January 2016. As a result of this decision, the Company incurred $1.2 million in costs during the fourth quarter of 2015 and expects to incur additional costs of approximately $0.7 million during the first half of 2016.
The costs resulting from these exit activities are recorded in salaries and benefits and general and administrative expenses on the consolidated statements of comprehensive income (loss). The following table summarizes the accrued liability, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these activities (in thousands):

	For the Year Ended December 31, 2015
	Severance and Other Related Costs	Office Closures and Other Costs	Total
Balance at beginning of the year	$—	$—	$—
Charges	6,006	5,555	11,561
Cash payments or other settlements	(3,419)	(3,959)	(7,378)
Balance at end of year	$2,587	$1,596	$4,183
Total expected costs to be incurred	$6,006	$6,275	$12,281
The following table summarizes the activities described above by reportable segment (in thousands):

	For the Year Ended December 31, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Balance at beginning of the year	$—	$—	$—	$—	$—
Charges	6,462	2,608	1,640	851	11,561
Cash payments or other settlements	(5,288)	(945)	(294)	(851)	(7,378)
Balance at end of year	$1,174	$1,663	$1,346	$—	$4,183
Total expected costs to be incurred	$6,462	$3,328	$1,640	$851	$12,281
17. Servicing Advance Liabilities
Servicing advance liabilities, which are carried at amortized cost, consists of the following (in thousands):

	December 31,
	2015	2014
Servicing advance facilities (1)	$1,072,541	$1,197,148
Early Advance Reimbursement Agreement	156,739	168,737
Total servicing advance liabilities	$1,229,280	$1,365,885
__________

(1)	At December 31, 2015, servicing advance facilities are net of $2.9 million in deferred issuance costs relating to term notes. There were no such term notes at December 31, 2014.
The Company's subsidiaries have servicing advance facilities through several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund certain servicer and protective advances that are the responsibility of the Company under certain servicing agreements.
The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity of $1.5 billion at December 31, 2015. These facilities include $360.0 million of term notes at a weighted-average fixed interest rate of 2.63% expiring in October 2016 and $140.0 million of term notes at a weighted-average fixed interest rate of 3.48% expiring October 2018. The interest rates on the remaining capacities are primarily based on LIBOR plus between 2.30% and 4.40%, and have various expiration dates through July 2018. The facilities had a weighted-average stated interest rate of 3.25% and 2.32% at December 31, 2015 and December 31, 2014, respectively. Payments on the amounts due under these agreements are paid from proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts. Accordingly, repayment of the servicing advance liabilities is dependent on the recoveries or repayments by third-party borrowers that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities are non-recourse to the Company. Refer to Note 4 for additional information.
Servicing Advance Facilities
The servicing advance facilities had $1.3 billion of collateral pledged by the Company's subsidiaries under these agreements at December 31, 2015. The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to the Company’s operating results and financial position are the requirements that a subsidiary maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. The Company's subsidiary was in compliance with these financial covenants at December 31, 2015.
One of the facilities provides funding for servicer and protective advances made by Ditech Financial in connection with its servicing of certain Fannie Mae and Freddie Mac mortgage loans. On October 21, 2015, this facility was amended and restated to provide for the issuance of $500.0 million aggregate principal amount of term notes consisting of one-year term notes with an initial aggregate principal balance of $360.0 million and three-year term notes with an initial aggregate principal balance of $140.0 million; to extend the commitment for up to $600.0 million of previously issued variable funding notes until October 2016; and to reduce total borrowing capacity under this facility by $100.0 million to $1.1 billion in the aggregate.
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
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in April 2015 and expires in March 2016. If not renewed, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At December 31, 2015, the Company had borrowings of $156.7 million under the Early Advance Reimbursement Agreement, which has a capacity of $200.0 million.
18. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.5 billion at December 31, 2015 and are secured by certain residential loans and real estate owned. At December 31, 2015, the interest rates on the facilities are primarily based on LIBOR plus between 2.10% and 3.13%, and have various expiration dates through October 2016. The facilities had a weighted-average stated interest rate of 2.83% and 2.59% at December 31, 2015 and 2014, respectively. At December 31, 2015, $1.3 billion of the outstanding borrowings were secured by $1.4 billion in originated and purchased residential loans and $87.4 million of outstanding borrowings were secured by $103.8 million in repurchased HECMs and real estate owned.
Borrowings utilized to fund the origination and purchase of residential loans are due upon the earlier of sale or securitization of the loan or within 60 to 90 days of borrowing. On average, the Company sells or securitizes these loans within 20 days of borrowing. Borrowings utilized to repurchase HECMs and real estate owned are due upon the earlier of receipt of claim proceeds from HUD or receipt of proceeds from liquidation of the related real estate owned. In any event, borrowings associated with HECMs are due within 364 days of borrowing while borrowings relating to real estate owned are due within 180 days. In accordance with the terms of the agreements, the Company may be required to post cash collateral should the fair value of the pledged assets decrease below certain contractual thresholds. The Company is exposed to counterparty credit risk associated with the repurchase agreements in the event of non-performance by the counterparties. The amount at risk during the term of the repurchase agreement is equal to the difference between the amount borrowed by the Company and the fair value of the pledged assets. The Company mitigates this risk through counterparty monitoring procedures, including monitoring of the counterparties' credit ratings and review of their financial statements.
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

On June 22, 2015, as a result of a group of affiliated stockholders of the Company publicly disclosing on a Schedule 13D filing with the SEC that it had acquired beneficial ownership in excess of 20.0% of the outstanding common stock of the Company, a “change of control” event of default occurred under a master repurchase agreement relating to one of the Company’s mortgage warehouse facilities, which then caused a “cross-default” event of default to occur under certain other master repurchase agreements relating to certain additional Company mortgage warehouse facilities. The Company promptly obtained waivers for such “change of control” event of default and each related “cross-default” event of default from all applicable lenders. The master repurchase agreement under which the “change of control” event of default occurred was also amended to remove the change of control provision as it relates to the Parent Company.
For the quarter ended December 31, 2015, two of Ditech Financial’s master repurchase agreements were amended to allow for a net loss under their respective minimum profitability covenants. Without these amendments, Ditech Financial would not have been in compliance with these covenants for the quarter ended December 31, 2015.
As a result of Ditech Financial obtaining these amendments, the Company's subsidiaries were in compliance with their financial covenants relating to warehouse borrowings at December 31, 2015.
19. Servicing Rights Related Liabilities
Servicing rights related liabilities consists of the following (in thousands):

	December 31,
	2015	2014
Excess servicing spread liabilities	$100,111	$66,311
Servicing rights financing	16,889	—
Total servicing rights related liabilities	$117,000	$66,311
Excess Servicing Spread Liabilities
The Company sold to WCO portions of the excess servicing spread associated with certain mortgage loans serviced by the Company for $46.8 million and $75.4 million in November 2015 and July 2014, respectively. The Company retains all ancillary income associated with servicing the portfolio in addition to the receipt of a base servicing fee. The Company continues to be the servicer of the residential loans and provides all servicing functions, including responsibility to make advances. Payments on the excess servicing spread liabilities are based on future servicing fees received from residential loans underlying the servicing rights. Interest expense on the excess servicing spread liabilities, which represents the accretion of fair value, was $9.0 million and $4.9 million for the years ended December 31, 2015 and 2014, respectively. There is no contractual interest rate on the excess servicing spread liabilities.
Contemporaneous with the agreement relating to the sale of the excess servicing spread in November 2015, the Company entered into a recapture agreement with WCO entitling WCO to the excess servicing spread on the subsequent refinancing by the Company of a loan in the original excess servicing spread portfolio. The new or replacement loan will be governed by the same terms set forth in the related excess servicing spread sale agreement. If the Company is unable to deliver, or WCO is unable to accept delivery of, the excess servicing spread associated with the new or replacement loan, then, in each case, the Company is obligated to “repurchase” the excess servicing spread related to the refinanced loan at the excess spread recapture price, as defined in the recapture agreement, upon the request of WCO.
Servicing Rights Financing
In November 2015, the Company sold to WCO a portfolio of servicing rights for $17.8 million. The Company also entered into an agreement to sub-service the related residential loans. As a result, the Company continues to be the servicer of the residential loans and provides all servicing functions, including responsibility to make advances, and receives a sub-servicing fee for such services. The Company retains all ancillary income associated with servicing the portfolio. WCO is required to reimburse the Company for advances within 30 days of invoice. Payments on the servicing rights financing are based on future servicing fees received from residential loans underlying the servicing rights. At December 31, 2015, the carrying value of the related servicing rights was $16.9 million. The Company has a receivable due from WCO for this sale of $8.9 million at December 31, 2015. Interest expense on the service rights financing, which represents the accretion of fair value, was $0.3 million for the year ended December 31, 2015. There is no contractual interest rate on the service rights financing.

The Company has a recapture agreement relating to certain sub-servicing performed on behalf of WCO, including sub-servicing relating to the servicing rights sold to WCO during the year ended December 31, 2015, whereby WCO is entitled to the servicing right resulting from the refinancing by the Company of a loan in the original servicing portfolio. The new or replacement loan will be governed by the same terms set forth in the related sub-servicing agreement. In the event the Company originates a new loan that is not in compliance with the recapture agreement or fails to deliver the new loan to Fannie Mae or Freddie Mac as soon as commercially reasonable, the Company, upon WCO's demand, is obligated to repurchase the servicing right related to the original loan at the servicing rights recapture price, as defined in the recapture agreement, or replace the servicing rights with another loan, subject to mutually agreed upon terms.
20. Corporate Debt
Corporate debt consists of the following (dollars in thousands):

	December 31, 2015		December 31, 2014
	Amortized Cost	Weighted- Average Stated Interest Rate (1)	Amortized Cost	Weighted- Average Stated Interest Rate (1)
2013 Term Loan (unpaid principal balance of $1,423,750 and $1,485,000 at December 31, 2015 and 2014)	$1,396,884	4.75%	$1,452,168	4.75%
Senior Notes (unpaid principal balance of $538,662 and$575,000 at December 31, 2015 and 2014)	528,337	7.875%	562,605	7.875%
Convertible Notes (unpaid principal balance of $290,000 at December 31, 2015 and 2014)	231,723	4.50%	220,133	4.50%
Capital leases	480		2,131
Total corporate debt	$2,157,424		$2,237,037
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate which considers the amortization of discounts and issuance costs.
The effective interest rate on corporate debt was 6.56% and 6.50% for the years ended December 31, 2015 and 2014, respectively. The increase in effective interest rate is due primarily to the voluntary payment of the lower rate 2013 Term Loan during 2015 as described below.
The following table provides the contractual maturities (by unpaid principal balance) of corporate debt at December 31, 2015 (in thousands):

Corporate Debt
2016	$480
2017	—
2018	—
2019	303,750
2020	1,410,000
Thereafter	538,662
Total	$2,252,892
Term Loans and Revolver
In December 2013, the Company refinanced its $700.0 million 2012 Term Loan with the $1.5 billion 2013 Term Loan, and refinanced its $125.0 million 2012 Revolver with the $125.0 million 2013 Revolver. The Company’s obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of the Company’s subsidiaries and secured by substantially all of the Company’s assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities. Refer to the Consolidated Variable Interest Entities section of Note 4 for additional information.

The terms of the 2013 Secured Credit Facilities are summarized in the table below.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.5 billion 2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter 2014; remainder at final maturity	December 18, 2020
$125.0 million 2013 Revolver	LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018
The capacity under the 2013 Revolver allows requests for the issuance of LOCs of up to $25.0 million or total cash borrowings of up to $125.0 million less any amounts outstanding in issued LOCs. There have been no borrowings under the 2013 Revolver. At December 31, 2015, the Company had outstanding $0.3 million in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per annum. During the year ended December 31, 2015, the Company made a voluntary payment of $50.0 million on the 2013 Term Loan that resulted in a loss on extinguishment of $1.0 million due to the write-off of the related issue costs. The loss on extinguishment is recorded in gains (losses) on extinguishments on the consolidated statements of comprehensive income (loss).
The Company completed an analysis to determine whether the refinancing of its 2012 Term Loan in 2013 met the criteria to be accounted for as a modification or an extinguishment under accounting guidance. The 2012 Term Loan was comprised of a syndicate of lenders, and the analyses required the comparison of debt cash flows on a lender-by-lender basis under each loan prior to and subsequent to the refinancing. The cash flow comparison was completed only for those lenders participating in the syndication both prior and subsequent to each refinancing and resulted in treatment of each refinancing partially as a modification, and partially as an extinguishment. Those lenders participating in the syndication prior to, but not subsequent to, each refinancing were treated as extinguished debt. Those lenders participating in the syndication subsequent to, but not prior to, each refinancing were treated as new borrowings. As a result, the Company recognized a loss on extinguishment of $12.5 million related to the 2012 Term Loan for the year ended December 31, 2013.
Senior Notes
In December 2013, the Company completed the sale of $575.0 million Senior Notes. The Senior Notes pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, at a rate of 7.875% per annum, and mature on December 15, 2021.
During the year ended December 31, 2013, the Company generated net proceeds of $561.3 million from the Senior Notes after deducting underwriting discounts, commissions, and offering expenses. The Company used the net proceeds from the Senior Notes, together with borrowings under its 2013 Term Loan, to finance the acquisition of servicing rights, to repay indebtedness outstanding under its previously existing 2012 Term Loan, to pay related fees and expenses and for general corporate purposes.
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
During the fourth quarter of 2015, the Company repurchased Senior Notes with a carrying value of $35.7 million and an unpaid principal balance of $36.3 million for $30.0 million that resulted in a gain on extinguishment of $5.7 million, which is recorded in gains (losses) on extinguishments on the consolidated statements of comprehensive income (loss).
Convertible Notes
In October 2012, the Company completed the sale of $290 million Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per annum, and mature on November 1, 2019.
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

During the years ended December 31, 2015, 2014 and 2013, the Company recorded $24.6 million, $23.4 million and $22.4 million, respectively, in interest expense related to its Convertible Notes, which included $10.8 million, $9.8 million and $8.8 million in amortization of discount, respectively. The effective interest rate of the liability component of the Convertible Notes, which includes the amortization of discount and debt issuance costs, was 10.6% for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, the unamortized discount was $53.5 million and $64.3 million, respectively. The unamortized discount at December 31, 2015 will be recognized over its remaining life of 3.8 years.
21. Mortgage-Backed Debt
Mortgage-backed debt consists of debt issued by the Residual and Non-Residual Trusts that have been consolidated by the Company. The mortgage-backed debt of the Residual Trusts is carried at amortized cost while the mortgage-backed debt of the Non-Residual Trusts is carried at fair value.
Provided in the table below is information regarding the mortgage-backed debt (dollars in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Weighted-Average Stated Interest Rate (1)	Carrying Value	Weighted-Average Stated Interest Rate (1)
Mortgage-backed debt at amortized cost (unpaid principal balance of $474,759 and $1,099,997 at December 31, 2015 and 2014, respectively)(2)	$469,339	6.07%	$1,086,660	6.63%
Mortgage-backed debt at fair value (unpaid principal balance of $585,839 and $657,174 at December 31, 2015 and 2014, respectively)	582,340	5.53%	653,167	5.45%
Total mortgage-backed debt	$1,051,679	5.77%	$1,739,827	6.19%
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.

(2)	During the year ended December 31, 2015, the Company sold its residual interests in seven of the Residual Trusts that it previously consolidated. Refer to Note 4 for additional information.
Borrower remittances received on the residential loans collateralizing this debt, as well as draws under LOCs servicing as credit enhancements to certain Non-Residual Trusts, are used to make principal and interest payments due on the mortgage-backed debt. The Trust Notes issued by the Residual Trusts have final maturities ranging from 2036 to 2040. The maturity of the Company's mortgage-backed debt is directly affected by principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is subject to redemption according to specific terms of the respective indenture agreements, including the option to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up calls. The Company is obligated to exercise the clean-up calls on the earliest possible call date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. At December 31, 2015, mortgage-backed debt was collateralized by $1.1 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. Refer to the Consolidated Variable Interest Entities section of Note 4 for further information.
22. HMBS Related Obligations
The weighted-average stated interest rate on HMBS related obligations was 4.04% and 4.18% at December 31, 2015 and 2014, respectively. At December 31, 2015, the weighted-average remaining life was 3.5 years. The unpaid principal balance and the carrying value of residential loans and real estate owned pledged as collateral to the securitization pools was $10.0 billion and $10.6 billion, respectively, at December 31, 2015.
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

The 2011 Plan is administered by the Compensation Committee, which is comprised of two or more independent members of the Board of Directors. Under the 2011 Plan, the maximum number of shares for which options or stock appreciation rights may be granted to any participant in any calendar year is 2.0 million shares, and the maximum number of shares that may be paid to any participant in any calendar year in the form of RSUs, performance shares or other stock-based awards, in each case that are performance-based compensation, is 2.0 million shares determined as of the date of payout. Each contractual term of an option granted is fixed by the Compensation Committee, and except for limited circumstances, the term cannot exceed ten years from the grant date. Restricted stock, RSUs and performance-share awards have a vesting period as defined by the applicable award agreement.
At December 31, 2015, there were 2,021,939 shares underlying the 2011 Plan that are authorized, but not yet granted. The Company issues new shares of stock upon the exercise of stock options and the vesting of restricted stock, RSUs and performance shares. Awards of stock options, restricted stock, and RSUs granted in recent years generally vest over a three or four year period and are based on service. Awards of performance shares granted in recent years generally vest over a three year performance period and are based on service and a market-based performance condition.
Stock Options
The following table summarizes the activity for stock options granted by the Company:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2013	1,955,799	$17.92	7.02	$49,458
Granted	1,050,904	33.79
Exercised	(166,711)	17.39		3,561
Forfeited or expired	(113,439)	31.33
Outstanding at December 31, 2013	2,726,553	23.51	7.22	32,785
Granted	67,507	29.11
Exercised	(303,449)	18.12		3,468
Forfeited or expired	(126,883)	31.24
Outstanding at December 31, 2014	2,363,728	23.95	6.34	1,223
Granted	789,210	16.39
Exercised	(15,458)	12.88		150
Forfeited or expired	(127,247)	27.66
Outstanding at December 31, 2015	3,010,233	21.87	5.56	443

Exercisable at December 31, 2015	1,376,478	17.87	4.09	443
Options expected to vest as of December 31, 2015	1,586,583	25.49	6.82	—
The grant-date fair values of stock options granted to employees and directors of the Company during the years ended December 31, 2015, 2014 and 2013 were $5.1 million, $0.7 million and $15.8 million, respectively. The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2015, 2014 and 2013 were $6.49, $10.05 and $15.05, respectively. The total amount of cash received by the Company from the exercise of stock options was $0.2 million, $5.5 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total fair values of options that vested during the years ended December 31, 2015, 2014 and 2013 were $1.7 million, $5.7 million and $4.3 million, respectively.

Method and Assumptions Used to Estimate Fair Values of Options
The weighted-average assumptions the Company used to value options are shown below.

	For the Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.07%	1.17%	0.75%
Dividend yield	—%	—%	—%
Expected life (years)	4.00	4.00	5.00
Volatility	50.00%	42.56%	51.45%
Forfeiture rate	3.50%	2.20%	3.14%
The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date with a term equal to the expected life of the option. The expected life of the options represents the period of time the options are expected to be outstanding. The dividend yield is based on the Company’s estimated annual dividend payout at the grant date. Volatility is based on the Company’s historical data, and in the case of the year ended December 31, 2013, also includes that of a peer group of companies due to the lack of stock-price history. The forfeiture rate is based on historical termination experience.
Non-Vested Share Activity
The Company’s non-vested share-based awards consist of RSUs and performance shares. The grant date fair values of share-based awards granted during the years ended December 31, 2015, 2014 and 2013 were $18.4 million, $24.0 million and $1.3 million, respectively.
The following table summarizes the activity for non-vested awards granted by the Company:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2013	815,928	$22.32	3.09	$35,101
Granted	36,576	35.79
Vested and settled	(522,762)	21.16		20,922
Forfeited	(21,316)	25.73
Outstanding at December 31,2013	308,426	25.65	1.90	10,906
Granted	738,164	32.46
Vested and settled	(30,898)	29.45		910
Forfeited	(94,133)	8.48
Outstanding at December 31, 2014	921,559	30.42	1.84	15,215
Granted	1,046,362	17.62
Vested and settled	(303,166)	24.31		4,132
Forfeited	(165,610)	23.96
Outstanding at December 31, 2015	1,499,145	23.42	1.88	21,318
Non-vested shares expected to vest as of December 31, 2015	1,459,347	23.54	1.87	20,752
The total fair values of shares that vested and settled during the years ended December 31, 2015, 2014 and 2013, were $7.4 million, $0.9 million and $11.1 million, respectively.

Method and Assumptions Used to Estimate Fair Values of Performance-Share Awards
The weighted-average assumptions the Company used to value performance-share awards are shown below.

	For the Years Ended December 31,
	2015	2014
Risk-free interest rate	0.75%	0.82%
Simulation period (years)	2.72	2.76
Volatility	52.30%	46.58%
Beginning TSR price	$16.57	$28.09
Forfeiture rate	3.50%	2.20%
The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date with a term equal to the simulation period used in the Monte-Carlo simulation model. The simulation period is equal to the performance period associated with the performance shares. Volatility is based on the Company’s historical data. Beginning TSR price is equal to the average closing price for the last twenty trading days immediately prior to the first day of the performance period. The forfeiture rate is based on historical termination experience. The performance shares vest December 31, 2016 and 2017, and the shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the target performance award grant. The performance shares ultimately awarded upon vesting are based on the percentile rank of the Company’s TSR relative to the distribution of the TSRs of peer group companies.
Share-Based Compensation Expense
Share-based compensation expense recognized by the Company is net of actual forfeitures as well as estimated forfeitures, which are estimated based on historical termination behavior. Share-based compensation expense of $20.9 million, $14.5 million and $13.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, is included in salaries and benefits expense on the consolidated statements of comprehensive income (loss). The tax benefit recognized related to share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $8.0 million, $5.5 million and $4.9 million, respectively. For unvested stock options and shares, the Company had $4.4 million and $12.8 million, respectively, of total unrecognized compensation cost at December 31, 2015, which are both expected to be recognized over a weighted-average period of 1.3 years.
On October 1, 2013, the Company and Charles E. Cauthen, the Company’s previous Executive Vice President and Chief Financial Officer, entered into a separation agreement, pursuant to which the vesting dates of certain stock options awarded to Mr. Cauthen would be accelerated. The acceleration of vesting dates for these awards was considered a Type III modification for share-based compensation, and, as a result, the Company reversed all expense previously recorded for these awards and recorded the new compensation expense over the new requisite service period. The total incremental compensation expense associated with these awards was $1.2 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively.
On October 2, 2015, the Company and Mark J. O'Brien, the Company’s former Chief Executive Officer, entered into a retirement agreement effective October 10, 2015 pursuant to which the vesting dates of certain RSUs and stock options previously awarded to Mr. O'Brien were accelerated to October 10, 2015. Mr. O'Brien is also entitled to be paid the full amount of shares earned based on performance with regard to his currently outstanding awards of performance shares as if Mr. O'Brien remained an employee of the Company through the date on which the amount of the payout under such performance shares is determined. The retention of the performance shares was considered a Type III modification for share-based compensation, and, as a result, the Company reversed all expense previously recorded for these retained awards and recorded the new compensation expense over the new requisite service period. The compensation benefit resulting from these modifications was $1.3 million.
24. Income Taxes
For the years ended December 31, 2015, 2014 and 2013, the Company recorded income tax expense (benefit) of $(141.2) million, $(9.0) million and $159.4 million, respectively. The increase in income tax benefit for the year ended December 31, 2015 as compared to 2014 results primarily from the increase in loss before income taxes offset by the impact on income taxes for non-deductible expenses such as the impairment of goodwill of the Reverse Mortgage reporting unit. The change from income tax expense for the year ended December 31, 2013 to a tax benefit for the year ended December 31, 2014 was primarily driven by the change from taxable income to a loss offset in part by the impact on income taxes for non-deductible expenses such as the impairment of goodwill of the Reverse Mortgage reporting unit.

Income tax expense (benefit) consists of the following components (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current
Federal	$46,331	$25,417	$54,093
State and local	8,759	979	7,840
Current income tax expense	55,090	26,396	61,933
Deferred
Federal	(159,171)	(33,788)	84,974
State and local	(37,155)	(1,620)	12,444
Deferred income tax expense (benefit)	(196,326)	(35,408)	97,418
Total income tax expense (benefit)	$(141,236)	$(9,012)	$159,351
Income tax expense (benefit) at the Company’s effective tax rate differed from the statutory tax rate as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Income (loss) before income taxes	$(404,426)	$(119,340)	$412,818

Tax provision at statutory tax rate of 35%	(141,549)	(41,769)	144,486
Effect of:
Goodwill impairment	19,789	28,794	—
State and local income tax	(16,979)	(1,649)	12,828
Contingent earn-out payments	—	—	1,680
Penalties	—	5,140	202
Other	(2,497)	472	155
Total income tax expense (benefit)	$(141,236)	$(9,012)	$159,351

The following table summarizes the components of deferred tax assets and liabilities (in thousands):

	December 31,
	2015	2014
Deferred tax assets
Reverse loans	$46,906	$43,285
Servicing rights related liabilities	45,063	26,610
Servicer and protective advances	37,751	24,580
Intangible assets	37,013	30,701
Curtailment liability	36,086	24,173
Net operating losses	36,014	3,206
Accrued expenses	23,824	26,202
Mandatory call obligation	19,768	20,596
Accrued legal contingencies and settlements	10,284	28,916
Other	48,668	36,077
Total deferred tax assets	341,377	264,346
Valuation allowance	(2,999)	(3,096)
Total deferred tax assets, net of valuation allowance	338,378	261,250
Deferred tax liabilities
Servicing rights	(151,163)	(182,560)
Net investment in residential loans	(34,967)	(57,906)
Discount on Convertible Notes	(19,743)	(24,799)
Intangible assets	(9,723)	(14,480)
Goodwill	(1,498)	(48,130)
Other	(13,234)	(19,992)
Total deferred tax liabilities	(230,328)	(347,867)
Deferred tax asset (liability), net	$108,050	$(86,617)
The following table summarizes the activity in the valuation allowance on deferred tax assets (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$3,096	$7,453	$30,712
Charges to income tax expense	—	24	72
Deductions	(97)	(4,381)	(23,331)
Balance at end of year	$2,999	$3,096	$7,453

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

The Company’s evaluation focused on identifying significant, objective evidence that it will be able to realize its deferred tax assets in the future. Approximately $36.0 million of the Company’s net deferred tax asset relates to net operating losses which can be carried back two years and forward 20 years. At December 31, 2015, the Company has $163.0 million of carryback potential and a net deferred tax asset of $108.1 million. The Company has concluded that the combination of taxable income in prior carryback years, future reversals of existing taxable temporary differences and expected future taxable income in the next three years are sufficient objective evidence to conclude that a valuation allowance on all of the deferred tax assets is not required.

The valuation allowance recorded at December 31, 2013 related primarily to certain capital loss carryforwards, net operating loss carryforwards, tax basis differences for real estate owned and non-deductible interest for which the Company concluded it was more likely than not that these items would not be realized in the ordinary course of operations before they expire. During the year ended December 31, 2013, pre-REIT capital loss carryforwards expired. As such, these carryforwards and the related valuation allowance were written off. There was no impact to the Company’s effective tax rate as a result of this change in the valuation allowance. In addition, the Company wrote off the valuation allowance related to certain non-deductible interest and the valuation allowance related to certain state tax net operating losses. The net impact of these changes had an immaterial effect on the Company’s effective tax rate for the year ended December 31, 2013. During the year ended December 31, 2014, the Company lost the ability to claim the tax basis difference related to certain real estate owned due to the expiration of the statute of limitations and the liquidation of these properties. As such, the basis difference and the related valuation allowance were written off. There was no impact to the Company's effective tax rate during the year ended December 31, 2014 as the result of this change in the valuation allowance. The valuation allowance decreased marginally during the year ended December 31, 2015, as a result of the write-off of the net operating loss attributable to Marix upon its deconsolidation. There was no impact to the Company's effective tax rate during the year ended December 31, 2015 as the result of this change in the valuation allowance. The valuation allowance at December 31, 2015 is primarily attributable to net operating loss carry forwards where the Company believes it is more likely than not that these deferred tax assets will not be realized in the ordinary course of operations before they expire. Other than for those deferred tax assets that have a valuation allowance, management believes it is more likely than not that forecasted income together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets.
At December 31, 2015, the Company had net operating loss carryforwards of $96.0 million that will expire in 2028 through 2035.
Uncertain Tax Positions
The Company recognizes tax benefits in accordance with the accounting guidance concerning uncertainty in income taxes. This guidance establishes a more-likely-than-not recognition threshold that must be met before a tax benefit can be recognized in the consolidated financial statements.
A reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance at the beginning of the year	$8,705	$12,523	$17,537
Increases (reductions) related to prior year tax positions	33,858	(1,571)	(5,921)
Increases related to current year tax positions	17,650	1,377	2,044
Reductions as a result of a lapse of the statute of limitations	(2,065)	(3,624)	(1,137)
Balance at the end of the year	$58,148	$8,705	$12,523
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $8.3 million and $4.9 million at December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, income tax expense included $0.2 million, $1.8 million and $0.7 million, respectively, for interest and penalties accrued on the liability for unrecognized tax benefits. At December 31, 2015 and 2014, accrued interest and penalties were $6.4 million and $6.2 million, respectively, which are included in payables and accrued liabilities on the consolidated balance sheets.
The Company’s tax years that remain subject to examination by the IRS are 2012 through 2015 and by various states are 2000 through 2015.
25. Common Stock and Earnings (Loss) Per Share
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

At December 31, 2015, the Company had repurchased 2,382,733 shares of common stock pursuant its repurchase plan at an aggregate cost of $28.1 million, or an average cost of $11.78 per share. Shares of common stock that the Company repurchases are canceled and return to the status of authorized but unissued shares.
Rights Agreement
On June 29, 2015, the Company and Computershare, as Rights Agent, entered into a Rights Agreement. Also on June 29, 2015, the Board of Directors of the Company authorized and the Company declared a dividend of one preferred stock purchase right for each outstanding share of common stock of the Company. The dividend was payable on July 9, 2015 to stockholders of record as of the close of business on July 9, 2015 and entitles the registered holder to purchase from the Company one one-thousandth of a fully paid non-assessable share of Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $74.16 subject to adjustment as provided in the Rights Agreement. The terms of the preferred stock purchase rights are set forth in the Rights Agreement, which is summarized in the Company's Current Report on Form 8-K dated June 29, 2015. Subject to certain limited exceptions specified in the Rights Agreement (including the amendments described below), the rights are not exercisable until a person or group of persons acting in concert acquires beneficial ownership, as defined in the Rights Agreement, of more than 20% of the Company's outstanding shares of common stock. One such exception is that a person or group that already owned 20% or more of the Company's outstanding shares of common stock before the first public announcement of the rights plan may continue to own those shares without causing the rights to become exercisable. The rights plan will expire on June 29, 2016, unless the rights are earlier redeemed or exchanged by the Company.
Amendment No. 1 to the Rights Agreement
On November 16, 2015, the Company and Computershare entered into Amendment No. 1 to the Rights Agreement. Upon the terms and subject to the conditions set forth in the Rights Agreement and this Amendment, (i) Birch Run and its affiliates and associates may acquire up to 25% of the total voting power of all shares of the Company’s common stock without triggering the exercisability of the preferred share purchase rights attached to shares of the Company’s common stock pursuant to the Rights Agreement, and (ii) shares of the Company’s common stock received by directors as compensation for their services, pursuant to any director compensation program of the Company, will also not trigger the exercisability of such rights.
Amendment No. 2 to the Rights Agreement
On November 22, 2015, the Company and Computershare entered into Amendment No. 2 to the Rights Agreement. Upon the terms and subject to the conditions set forth in the Rights Agreement and this Amendment, Baker Street may acquire up to 25% of the total voting power of all shares of the Company’s common stock without triggering the exercisability of the preferred share purchase rights attached to shares of the Company’s common stock pursuant to the Rights Agreement.
Dividends on Common Stock
The decision to declare and pay dividends is made at the discretion of the Company’s Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Company’s Board of Directors may deem relevant.
Many of the Company’s subsidiaries are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to the Parent Company. These restrictions include, but are not limited to, minimum levels of net worth and other financial requirements imposed by GSEs, Ginnie Mae and other licensing requirements. The aggregate restricted net assets of these subsidiaries was $785.0 million at December 31, 2015; however, the restrictions on the net assets of these subsidiaries do not directly limit the ability to pay dividends from consolidated retained earnings.
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

Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (in thousands, except per share data):

	For the Years Ended December 31,
	2015	2014	2013
Basic earnings (loss) per share
Net income (loss)	$(263,190)	$(110,328)	$253,467
Less: Net income allocated to unvested participating securities	—	—	(3,719)
Net income (loss) available to common stockholders (numerator)	$(263,190)	$(110,328)	$249,748

Weighted-average common shares outstanding (denominator)	37,578	37,631	37,003

Basic earnings (loss) per common and common equivalent share	$(7.00)	$(2.93)	$6.75

Diluted earnings (loss) per share
Net income (loss)	$(263,190)	$(110,328)	$253,467
Less: Net income allocated to unvested participating securities	—	—	(3,651)
Net income (loss) available to common stockholders (numerator)	$(263,190)	$(110,328)	$249,816

Weighted-average common shares outstanding	37,578	37,631	37,003
Add: Effect of dilutive stock options, non-participating securities and convertible notes	—	—	698
Diluted weighted-average common shares outstanding (denominator)	37,578	37,631	37,701

Diluted earnings (loss) per common and common equivalent share	$(7.00)	$(2.93)	$6.63
A portion of the Company’s unvested RSUs are considered participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, as was the case for the years ended December 31, 2015 and 2014, no effect is given to the participating securities because they do not share in the losses of the Company.
The following table summarizes anti-dilutive securities excluded from the computation of dilutive loss per share:

	For the Years Ended December 31,
	2015	2014	2013
Outstanding share-based compensation awards:
Stock options	3,010	2,364	960
Performance shares (1)	—	—	—
Restricted stock units	773	224	—
Assumed conversion of Convertible Notes	4,932	4,932	4,932
__________

(1)	Performance shares represent the number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
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

26. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$288,648	$316,094	$278,679
Cash paid (received) for taxes	(1,590)	(5,338)	96,849
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon sales of loans	306,741	214,285	187,749
Real estate owned acquired through foreclosure	122,911	122,213	107,629
Acquisition of trading security received as consideration for sale of servicing rights	60,094	—	—
Residential loans originated to finance the sale of real estate owned	22,022	52,130	63,219
Acquisition of servicing rights	5,857	60,406	—
Servicing rights capitalized upon deconsolidation of Residual Trusts	3,133	—	—
27. Segment Reporting
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

•	Originations — consists of operations that originate and purchase mortgage loans that are intended for sale to third parties.

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

During the first quarter of 2015, the Company took actions to simplify its business including the reorganization of its reportable segments to align with changes in the management reporting structure. These changes affect how management monitors operating performance and allocates resources in the current business environment. As a result of this reorganization, the Company modified the Servicing segment by combining the ARM, Insurance, and Loans and Residuals businesses into the Servicing segment. The Company also made a change to the composition of indirect costs and depreciation and amortization allocated to the business segments and established an intersegment charge between the Servicing and Originations segments for certain loan originations associated with the Company's mortgage loan servicing portfolio. The changes to cost structure align with the business segments supported and segment performance metrics utilized by management. Indirect costs continue to be allocated based on headcount. The Company has recast segment operating results and total assets of prior periods to reflect these changes. As a result of the changes, income before taxes for the Originations segment decreased by $20.0 million while loss before taxes for the Servicing and Reverse Mortgage segments and the Other non-reportable segment decreased by $16.5 million, $3.3 million and $0.2 million, respectively, for the year ended December 31, 2014. Income before taxes for the Servicing, Originations and Reverse Mortgage segments increased (decreased) by $31.5 million, $(36.6) million and $4.9 million, respectively, while loss before taxes for the Other non-reportable segment decreased by $0.2 million, for the year ended December 31, 2013. Total assets for the Servicing segment and the Other non-reportable segment decreased by $3.0 million and $40.1 million, respectively, and total assets eliminated decreased by $43.1 million at December 31, 2014.
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

	For the Year Ended December 31, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1) (2)	$462,544	$—	$42,648	$—	$(10,925)	$494,267
Net gains (losses) on sales of loans (2)	3,699	448,533	(98)	—	1,706	453,840
Interest income on loans	74,303	62	—	—	—	74,365
Net fair value gains on reverse loans and related HMBS obligations	—	—	98,265	—	—	98,265
Insurance revenue	47,201	—	—	—	—	47,201
Other revenues (3) (4)	81,756	45,250	6,794	5,345	(32,824)	106,321
Total revenues	669,503	493,845	147,609	5,345	(42,043)	1,274,259

Interest expense	85,482	36,470	3,902	147,752	—	273,606
Depreciation and amortization	45,437	15,811	7,865	15	—	69,128
Goodwill impairment	151,018	—	56,539	—	—	207,557
Other expenses, net (6)	663,545	318,028	191,640	30,295	(42,043)	1,161,465
Total expenses	945,482	370,309	259,946	178,062	(42,043)	1,711,756

Other gains	6,209	—	—	26,862	—	33,071

Income (loss) before income taxes	$(269,770)	$123,536	$(112,337)	$(145,855)	$—	$(404,426)

	At December 31, 2015
Total assets	$5,286,124	$1,570,258	$11,127,641	$1,318,840	$(711,362)	$18,591,501

	For the Year Ended December 31, 2014
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1)	$575,961	$—	$35,446	$—	$(9,897)	$601,510
Net gains on sales of loans	—	462,172	—	—	—	462,172
Interest income on loans	134,472	83	—	—	—	134,555
Net fair value gains on reverse loans and related HMBS obligations	—	—	109,972	—	—	109,972
Insurance revenue	71,010	—	—	—	—	71,010
Other revenues (3) (5)	75,991	19,567	11,743	41,179	(40,546)	107,934
Total revenues	857,434	481,822	157,161	41,179	(50,443)	1,487,153

Interest expense	121,856	29,841	3,773	147,633	—	303,103
Depreciation and amortization	46,333	17,090	9,284	14	—	72,721
Goodwill impairment	—	—	82,269	—	—	82,269
Other expenses, net (6)	716,992	317,787	163,003	19,597	(50,443)	1,166,936
Total expenses	885,181	364,718	258,329	167,244	(50,443)	1,625,029

Other gains (losses)	(1,540)	—	—	20,076	—	18,536

Income (loss) before income taxes	$(29,287)	$117,104	$(101,168)	$(105,989)	$—	$(119,340)

	At December 31, 2014
Total assets	$6,394,149	$1,493,851	$10,476,947	$1,226,209	$(641,573)	$18,949,583

	For the Year Ended December 31, 2013
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1)	$764,180	$—	$27,342	$—	$(8,133)	$783,389
Net gains on sales of loans	—	594,341	4,633	—	—	598,974
Interest income on loans	144,651	—	—	—	—	144,651
Net fair value gains on reverse loans and related HMBS obligations	—	—	120,382	—	—	120,382
Insurance revenue	84,478	—	—	—	—	84,478
Other revenues (3)	67,434	36,100	15,307	11,714	(59,930)	70,625
Total revenues	1,060,743	630,441	167,664	11,714	(68,063)	1,802,499

Interest expense	112,895	28,469	7,974	123,317	—	272,655
Depreciation and amortization	51,192	8,706	11,119	10	—	71,027
Other expenses, net (6)	550,033	366,871	143,370	47,360	(68,063)	1,039,571
Total expenses	714,120	404,046	162,463	170,687	(68,063)	1,383,253

Other losses	(669)	—	—	(5,759)	—	(6,428)

Income (loss) before income taxes	$345,954	$226,395	$5,201	$(164,732)	$—	$412,818
__________

(1)
With the exception of $10.9 million, $9.9 million and $8.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, associated with intercompany activity with the Originations segment and the Other non-reportable segment, all net servicing revenue and fees of the Servicing segment were derived from external customers, including WCO. All net servicing revenue and fees of the Company's Reverse Mortgage segment were derived from external customers.

(2)
Included in net servicing revenue and fees for the year ended December 31, 2015 are late fees of $1.7 million recorded by the Servicing segment which were waived as an incentive for borrowers refinancing their loans. These fees reduced the gain on sale of loans recognized by the Originations segment.

(3)
The Company's Servicing segment includes other revenues of $30.8 million, $40.5 million and $59.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, associated with fees earned for certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio. The expense incurred by the Originations segment for these originations are included in other expenses, net in the tables above.

(4)
The Company’s Originations segment includes other revenues of $2.0 million for the year ended December 31, 2015 associated with fees earned for supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights.

(5)	The Company's Other non-reportable segment recognized $36.8 million in asset management performance fees for year ended December 31, 2014.

(6)	Other expenses, net in the tables above includes salaries and benefits, general and administrative, and other expenses, net consolidated on the statements of comprehensive income (loss).
28. Certain Capital Requirements and Guarantees
The Company's subsidiaries are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these financial covenants are not met, the Company’s selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked.

Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through December 2016 from Fannie Mae. In addition, the Parent Company has provided a guarantee whereby it guarantees the performance and obligations of RMS under the Ginnie Mae HMBS program. In the event that the Parent Company fails to honor this guarantee, Ginnie Mae could terminate RMS’s status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse loans underlying HMBS guaranteed by Ginnie Mae. Each subsidiary of the Parent Company that is a Ginnie Mae issuer has also entered into a cross default agreement with Ginnie Mae which provides that, upon the default by a subsidiary under an applicable Ginnie Mae program agreement, Ginnie Mae will have the right to (i) declare a default on all other pools and loan packages of that subsidiary and all pools and loan packages of any affiliated Ginnie Mae issuer that executed the cross default agreement and (ii) exercise any other remedies available under applicable law against each of the affiliated Ginnie Mae issuers.
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
Factors that may significantly affect the adequacy of net worth include, but are not limited to, regulatory mandates, the overall economic condition in the mortgage and real estate markets, as well as the financial markets in general. After taking into account the waivers described above, all of the Company's subsidiaries were in compliance with all of their capital requirements at December 31, 2015 and 2014. The following table presents the required and actual adjusted net worth, as defined by the applicable agreement, for the most restrictive covenant, excluding covenants for which the Company has waivers, applicable to each of the Company's two largest operating subsidiaries (in thousands):

	December 31, 2015		December 31, 2014 (1)
	Required Adjusted Net Worth	Actual Adjusted Net Worth	Required Adjusted Net Worth	Actual Adjusted Net Worth
Ditech Financial	$671,534	$1,605,772	$675,536	$1,532,480
Reverse Mortgage Solutions	113,264	134,292	108,519	151,583
__________

(1)	Required and actual adjusted net worth at December 31, 2014 for Ditech Financial is represented by that of Green Tree Servicing prior to its merger with Ditech Mortgage Corp and its change of name.
The Company also has financial covenant requirements relating to its servicing advance facilities and its master repurchase agreements. Refer to additional information at Notes 17 and 18.
29. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in 11 securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million drawn under LOCs issued by such third party as credit enhancements to such trusts. The total amount available on these LOCs for these trusts was $260.4 million at December 31, 2015. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitization trusts, the Company does not expect that the final $165.0 million of capacity under the LOCs will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.

Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company is required to call these securitizations when each loan pool falls to 10% of the original principal amount and expects to begin to make such calls in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.6 million.
Unfunded Commitments
Reverse Mortgage Loans
At December 31, 2015, the Company has floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.3 billion and similar commitments on fixed-rate reverse loans of $0.9 million, primarily in the form of undrawn lines-of-credit. The borrowing capacity includes $868.3 million in capacity that was available to be drawn by borrowers at December 31, 2015 and $475.9 million in capacity that will become eligible to be drawn by borrowers throughout the twelve months ending December 31, 2016 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The Company also has short-term commitments to lend $28.7 million and commitments to purchase and sell loans totaling $8.0 million and $31.0 million, respectively, at December 31, 2015, as well as other commitments to lend of $19.1 million.
Mortgage Loans
The Company has short-term commitments to lend $3.3 billion and commitments to purchase loans totaling $80.6 million at December 31, 2015. In addition, the Company has commitments to sell $4.7 billion and purchase $0.7 billion in mortgage-backed securities at December 31, 2015.
Mortgage Origination Contingencies
The Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, the Company generally has an obligation to cure the breach. In general, if the Company is unable to cure such breach, the purchaser of the loan may require the Company to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, the Company must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties.
The Company's representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At December 31, 2015, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $51.3 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through December 31, 2015 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained. The Company's obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan.
The following table summarizes the activity for the Company's liability associated with representations and warranties (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of the year	$10,959	$9,134	$75
Provision for new sales	16,008	7,741	9,059
Change in estimate of existing reserves	(2,419)	(5,068)	—
Net realized losses on repurchases	(1,403)	(848)	—
Balance at end of the year	$23,145	$10,959	$9,134
The Company's estimate of the liability associated with the representations and warranties exposure is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheets.

Servicing Contingencies
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
Reverse Mortgage Loans
Subsequent to the completion of the acquisition of RMS, the Company discovered a failure by RMS to record certain liabilities to HUD, FHA, and/or credit owners related to servicing errors by RMS. FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $107.3 million at December 31, 2015 related to the foregoing which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the year ended December 31, 2015, the Company recorded a provision, net of expected third-party recoveries, related to the curtailment liability of $37.3 million. The Company has potential estimated maximum financial statement exposure for an additional $139.8 million related to similar claims, which are reasonably possible, but which the Company believes are primarily the responsibility of third parties (e.g., prior servicers and/or credit owners). The Company’s potential exposure to a substantial portion of this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations continue to be an industry issue. The Company is pursuing and will continue to pursue mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure.
Mortgage Loans
The Company had a curtailment obligation liability of $8.2 million at December 31, 2015 related to mortgage loan servicing which was assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
Lease Obligations
The Company leases office space and office equipment under various operating lease agreements with terms expiring through 2027, exclusive of renewal option periods. Rent expense was $21.6 million, $26.7 million and $22.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated future minimum rental payments under operating leases at December 31, 2015 are as follows (in thousands):

Amount
2016	$17,572
2017	17,725
2018	14,827
2019	12,410
2020	11,290
Thereafter	41,437
Total	$115,261
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
At December 31, 2015, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $31 million; however, there can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $12 million at December 31, 2015. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
The following is a description of certain litigation and regulatory matters:
In response to a CID from the FTC issued in November 2010 and a CID from the CFPB in September 2012, Ditech Financial produced documents and other information concerning a wide range of its loan servicing operations. On October 7, 2013, the CFPB notified Ditech Financial that the CFPB’s staff was considering recommending that the CFPB take action against Ditech Financial for alleged violations of various federal consumer financial laws. On February 20, 2014, the FTC and CFPB staff advised Ditech Financial that they had sought authority to bring an enforcement action and negotiate a resolution related to alleged violations of various federal consumer financial laws. In April 2014, Ditech Financial began discussions with the FTC and CFPB staffs to determine if a settlement of the proposed action could be achieved. On February 16, 2015, Ditech Financial informed the agencies that it would agree to the terms of a proposed stipulated order that, subject to approval by the FTC, the CFPB and the court, would settle the matters arising from the FTC and CFPB investigation. The FTC and CFPB approved the proposed order, and on April 21, 2015, the FTC, CFPB, and Ditech Financial filed the proposed order with the United States District Court for the District of Minnesota, which subsequently approved it. Under the order, Ditech Financial, without admitting or denying the allegations in a complaint filed by the FTC and CFPB, agreed to pay: (i) $18.0 million for alleged misrepresentations relating to payment methods that entail convenience fees; (ii) $30.0 million for alleged misrepresentations related primarily to the time it would take to review short sale requests and for alleged delays in processing loan modifications in servicing transfers; and (iii) a $15.0 million civil money penalty. The Company accrued the full amounts required under the order in the Company’s consolidated financial statements as of December 31, 2014 and paid amounts due during the second quarter of 2015.

The Company has received various subpoenas for testimony and documents, motions for examinations pursuant to Federal Rule of Bankruptcy Procedure 2004, and other information requests from certain Offices of the United States Trustees, acting through trial counsel in various federal judicial districts, seeking information regarding an array of the Company’s policies, procedures and practices in servicing loans to borrowers who are in bankruptcy and the Company's compliance with bankruptcy laws and rules. The information has been provided in response to these subpoenas and requests and the Company's management have met with representatives of certain Offices of the United States Trustees to discuss various issues that have arisen in the course of these inquiries, including compliance with bankruptcy laws and rules. The outcome of the aforementioned proceedings and investigations cannot be predicted, which could result in requests for damages, fines, sanctions, or other remediation. The Company could face further legal proceedings in connection with these matters, and may seek to enter into one or more agreements to resolve these matters. Any such agreement may require the Company to pay fines or other amounts for alleged breaches of law and to change or otherwise remediate the Company's business practices.
In October 2013, the Company received a subpoena from the HUD Office of Inspector General requesting documents and other information concerning (i) the curtailment of interest payments on HECMs serviced or sub-serviced by RMS, and (ii) RMS’ contractual arrangements with a third-party vendor for the management and disposition of real estate owned properties. In response to that subpoena, the Company cooperated with an investigation relating to those issues by the DOJ and the HUD Office of Inspector General. In April 2015, the U.S. District Court for the Middle District of Florida granted a motion by the DOJ to partially intervene in United States ex. rel. McDonald v. Walter Investment Management Corp., et al., No. 8:13-CV-1705-T23-TGW, which was a civil qui tam complaint that had been filed under seal and that named the Company, RMS, other subsidiaries of the Company, and others, as defendants. The complaint asserted claims under the False Claims Act and Florida law and alleged, among other things, that RMS did not comply with certain HUD regulations applicable to the servicing of reverse mortgages and improperly sought interest payments from HUD. On September 3, 2015, the Company entered into a final settlement agreement with the DOJ and HUD that fully resolved all of the claims asserted in the lawsuit and that did not contain any admission or finding of wrongdoing by the Company. The Company accrued $19.6 million relating to this matter at December 31, 2014 and $10.0 million during the nine months ended September 30, 2015. The Company paid the $29.6 million settlement during the third quarter of 2015.
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint named as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserted federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. On December 23, 2014, the court granted the defendants’ motions to dismiss and dismissed the amended complaint without prejudice. On January 6, 2015, plaintiffs filed a second amended complaint. The second amended complaint asserted the same legal claims and alleged that between May 9, 2012 and August 11, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls over financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Ditech Financial, the liabilities associated with the Company’s acquisition of RMS, and RMS's internal controls. The complaint sought class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and August 11, 2014. On January 23, 2015, all defendants moved to dismiss the second amended complaint. On June 30, 2015, the court issued a decision that granted the motions to dismiss in part and denied the motions in part. Among other things, the court dismissed the claims against Messrs. O’Brien, Cauthen, Dixon and Helm and the claims relating to statements about the Company’s acquisition of RMS. On July 10, 2015, plaintiffs filed a third amended complaint that, among other things, added certain allegations concerning the Company’s settlement with the FTC and CFPB. On July 24, 2015, the Company and Messrs. Anderson and Corey filed an answer to the third amended complaint, which denied the substantive allegations and asserted various defenses. On August 30, 2015, Plaintiffs filed a motion for class certification and briefing on that motion was completed on December 11, 2015. The parties are currently engaged in discovery. The Company cannot provide any assurance as to the outcome of the putative shareholder class action or that such an outcome will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.

Ditech Financial is subject to several putative class action lawsuits related to lender-placed insurance. These actions allege that Ditech Financial and its affiliates improperly received benefits from lender-placed insurance providers in the form of commissions for work not performed, services provided at a reduced cost, and expense reimbursements that did not reflect the actual cost of the services rendered. Plaintiffs in these suits assert various theories of recovery and seek remedies including compensatory, actual, punitive, statutory and treble damages, return of unjust benefits, and injunctive relief. One such matter is Circeo-Loudon v. Green Tree Servicing, LLC et al. filed in the United States District Court for the Southern District of Florida on April 17, 2014 and amended on October 16, 2014. A settlement agreement was reached between the parties in the Circeo-Loudon matter on September 11, 2015. This settlement received preliminary approval by the court on December 8, 2015 and a hearing for final approval has been scheduled for May 12, 2016. Pursuant to the settlement agreement, all of the defendants collectively, including Ditech Financial, are required to pay damages to class members who timely file a claim, administrative costs to effectuate the settlement and attorneys' fees and costs. The Company believes it has accrued the full amount expected to be paid under the settlement agreement in its consolidated financial statements as of December 31, 2015. The settlement agreement also provides that Ditech Financial and its subsidiary, Green Tree Insurance Agency, Inc., and their affiliates will be released from certain claims and may no longer receive commissions on the placement of certain lender-placed insurance for a period of five years commencing 120 days from the effective date of the settlement. The Company expects that this settlement, if approved by the court, will lead to the ultimate resolution of the other putative class action lawsuits related to lender-placed insurance to which Ditech Financial is currently subject, although the proposed settlement does not apply to potential claims by class members who opt out of the proposed settlement.
From time to time, federal and state authorities investigate or examine aspects of the Company's business activities, such as its mortgage origination, servicing, collection and bankruptcy practices, among other things. It is the Company's general policy to cooperate with such investigations, and the Company has been responding to information requests and otherwise cooperating with various ongoing investigations and examinations by such authorities. The Company cannot predict the outcome of any of the ongoing proceedings and cannot provide assurances that investigations and examinations will not have a material adverse effect on the Company.
Walter Energy Matters
The Company may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for the 2009 and prior tax years. Under federal law, each member of a consolidated group for U.S. federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it was a member of the consolidated group at any time during such year. Certain former subsidiaries of the Company (which were subsequently merged or otherwise consolidated with certain current subsidiaries of the Company) were part of the Walter Energy consolidated tax group prior to the Company's spin-off from Walter Energy on April 17, 2009. As a result, if the Walter Energy consolidated group’s federal income taxes (including penalties and interest) for such tax years are not discharged by Walter Energy or otherwise, the Company could be liable for such amounts.
Walter Energy Tax Matters. According to Walter Energy’s Form 10-Q, or the Walter Energy Form 10-Q, for the quarter ended September 30, 2015 (filed with the SEC on November 5, 2015) and certain other public filings made by Walter Energy in its bankruptcy proceedings currently pending in Alabama, described below, certain tax matters with respect to certain tax years prior to and including the year of the Company's spin-off from Walter Energy remain unresolved, including certain tax matters relating to: (i) a “proof of claim” for a substantial amount of taxes, interest and penalties with respect to Walter Energy’s fiscal years ended August 31, 1983 through May 31, 1994, which was filed by the IRS in connection with Walter Energy’s bankruptcy filing on December 27, 1989 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division; (ii) an IRS audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008; and (iii) an IRS audit of Walter Energy’s federal income tax returns for the 2009 through 2013 tax years. It is unclear how these tax matters will be impacted, if at all, by Walter Energy’s recent Chapter 11 bankruptcy filing in Alabama, which is discussed below.
Walter Energy 2015 Bankruptcy Filing. On July 15, 2015, Walter Energy filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama and, in connection therewith, filed a motion to assume a pre-petition RSA between Walter Energy and certain holders of its funded indebtedness. Under the RSA, the parties thereto agreed to pursue confirmation of a plan of reorganization unless certain events occur, in which case Walter Energy will abandon the plan process and pursue a sale of its assets in accordance with Section 363 of the Bankruptcy Code. There was no indication in the RSA of the amount of anticipated tax claims. According to the Walter Energy Form 10-Q, Walter Energy intended to seek a comprehensive resolution of all outstanding federal tax issues including, to the extent possible, issues relating to the “proof of claim” described above, in connection with its recent Chapter 11 bankruptcy filing in Alabama.
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

In accordance with the RSA, on August 26, 2015, Walter Energy filed with the Alabama bankruptcy court a proposed plan of reorganization and accompanying disclosure statement. There was no indication in the plan or disclosure statement of the amount of anticipated tax claims. No such information was contained in Walter Energy's schedules of assets and liabilities and statement of financial affairs, filed with the Alabama bankruptcy court on August 28, 2015. As a result of certain disputes in the Alabama bankruptcy court, on September 28, 2015, the Alabama bankruptcy court entered an order confirming that the RSA had been terminated.
On November 5, 2015, Walter Energy together with certain of its subsidiaries, entered into the Walter Energy Asset Purchase Agreement with Coal Acquisition, a Delaware limited liability company formed by members of Walter Energy’s senior lender group, pursuant to which, among other things, Coal Acquisition agreed to acquire substantially all of Walter Energy’s assets and assume certain liabilities, subject to, among other things, a number of closing conditions set forth therein. The sale of such assets pursuant to the Walter Energy Asset Purchase Agreement was conducted under the provisions of Sections 363 and 365 of the Bankruptcy Code. On January 8, 2016, after conducting a hearing, the Bankruptcy Court entered an order approving the sale of Walter Energy's assets to Coal Acquisition free and clear of all liens, claims, interests and encumbrances of the Debtors.
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

30. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the Senior Notes Indenture, certain existing and future 100% owned domestic subsidiaries of the Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Parent Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Parent Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Parent Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$4,016	$196,812	$2,000	$—	$202,828
Restricted cash and cash equivalents	10,512	639,151	58,436	—	708,099
Residential loans at amortized cost, net	14,130	26,713	500,563	—	541,406
Residential loans at fair value	—	12,147,423	526,016	—	12,673,439
Receivables, net	11,465	185,435	17,498	—	214,398
Servicer and protective advances, net	—	479,059	1,082,405	34,447	1,595,911
Servicing rights, net	—	1,788,576	—	—	1,788,576
Goodwill	—	367,911	—	—	367,911
Intangible assets, net	—	78,523	5,515	—	84,038
Premises and equipment, net	1,559	104,922	—	—	106,481
Deferred tax asset, net	—	132,687	—	(24,637)	108,050
Other assets	37,724	150,470	12,170	—	200,364
Due from affiliates, net	674,139	—	—	(674,139)	—
Investments in consolidated subsidiaries and VIEs	2,278,009	54,810	—	(2,332,819)	—
Total assets	$3,031,554	$16,352,492	$2,204,603	$(2,997,148)	$18,591,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$43,778	$596,764	$5,206	$(5,768)	$639,980
Servicer payables	—	603,692	—	—	603,692
Servicing advance liabilities	—	236,511	992,769	—	1,229,280
Warehouse borrowings	—	1,340,388	—	—	1,340,388
Servicing rights related liabilities at fair value	—	117,000	—	—	117,000
Corporate debt	2,156,944	480	—	—	2,157,424
Mortgage-backed debt	—	—	1,051,679	—	1,051,679
HMBS related obligations at fair value	—	10,647,382	—	—	10,647,382
Deferred tax liability, net	26,156	—	1,746	(27,902)	—
Obligation to fund non-guarantor VIEs	—	36,048	—	(36,048)	—
Due to affiliates, net	—	579,715	94,423	(674,138)	—
Total liabilities	2,226,878	14,157,980	2,145,823	(743,856)	17,786,825

Stockholders' equity:
Total stockholders' equity	804,676	2,194,512	58,780	(2,253,292)	804,676
Total liabilities and stockholders' equity	$3,031,554	$16,352,492	$2,204,603	$(2,997,148)	$18,591,501

Condensed Consolidating Balance Sheet
December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$3,162	$311,810	$5,203	$—	$320,175
Restricted cash and cash equivalents	10,507	617,774	104,734	—	733,015
Residential loans at amortized cost, net	13,302	8,456	1,292,781	—	1,314,539
Residential loans at fair value	—	11,246,197	586,433	—	11,832,630
Receivables, net	16,363	172,579	26,687	—	215,629
Servicer and protective advances, net	—	527,758	1,192,473	40,851	1,761,082
Servicing rights, net	—	1,730,216	—	—	1,730,216
Goodwill	—	575,468	—	—	575,468
Intangible assets, net	—	97,248	6,255	—	103,503
Premises and equipment, net	157	124,769	—	—	124,926
Other assets	39,018	164,815	34,567	—	238,400
Due from affiliates, net	697,979	—	—	(697,979)	—
Investments in consolidated subsidiaries and VIEs	2,641,527	15,756	—	(2,657,283)	—
Total assets	$3,422,015	$15,592,846	$3,249,133	$(3,314,411)	$18,949,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$42,076	$616,445	$14,294	$(8,986)	$663,829
Servicer payables	—	584,567	—	—	584,567
Servicing advance liabilities	—	205,628	1,160,257	—	1,365,885
Warehouse borrowings	—	1,176,956	—	—	1,176,956
Servicing rights related liabilities at fair value	—	66,311	—	—	66,311
Corporate debt	2,234,906	2,131	—	—	2,237,037
Mortgage-backed debt	—	—	1,739,827	—	1,739,827
HMBS related obligations at fair value	—	9,951,895	—	—	9,951,895
Deferred tax liability, net	68,374	15,353	2,869	21	86,617
Obligation to fund non-guarantor VIEs	—	32,902	—	(32,902)	—
Due to affiliates, net	—	583,331	114,648	(697,979)	—
Total liabilities	2,345,356	13,235,519	3,031,895	(739,846)	17,872,924

Stockholders' equity:
Total stockholders' equity	1,076,659	2,357,327	217,238	(2,574,565)	1,076,659
Total liabilities and stockholders' equity	$3,422,015	$15,592,846	$3,249,133	$(3,314,411)	$18,949,583

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$506,154	$66	$(11,953)	$494,267
Net gains on sales of loans	—	453,840	—	—	453,840
Interest income on loans	1,165	280	72,920	—	74,365
Net fair value gains on reverse loans and related HMBS obligations	—	98,265	—	—	98,265
Insurance revenue	—	43,232	4,794	(825)	47,201
Other revenues	3,563	105,399	55,130	(57,771)	106,321
Total revenues	4,728	1,207,170	132,910	(70,549)	1,274,259

EXPENSES
Salaries and benefits	28,510	548,229	78	—	576,817
General and administrative	35,654	573,457	23,085	(58,105)	574,091
Interest expense	147,752	46,920	81,756	(2,822)	273,606
Depreciation and amortization	129	68,259	740	—	69,128
Goodwill impairment	—	207,557	—	—	207,557
Corporate allocations	(54,452)	54,452	—	—	—
Other expenses, net	(488)	4,981	6,064	—	10,557
Total expenses	157,105	1,503,855	111,723	(60,927)	1,711,756

OTHER GAINS
Gains on extinguishments	4,660	—	—	—	4,660
Other net fair value gains	—	122	7,276	—	7,398
Other	12,076	8,937	—	—	21,013
Total other gains	16,736	9,059	7,276	—	33,071

Income (loss) before income taxes	(135,641)	(287,626)	28,463	(9,622)	(404,426)
Income tax expense (benefit)	(53,546)	(87,869)	3,761	(3,582)	(141,236)
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(82,095)	(199,757)	24,702	(6,040)	(263,190)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(181,095)	9,571	—	171,524	—
Net income (loss)	$(263,190)	$(190,186)	$24,702	$165,484	$(263,190)

Comprehensive income (loss)	$(262,772)	$(190,071)	$24,702	$165,369	$(262,772)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$619,152	$185	$(17,827)	$601,510
Net gains on sales of loans	—	462,172	—	—	462,172
Interest income on loans	1,007	587	132,961	—	134,555
Net fair value gains on reverse loans and related HMBS obligations	—	109,972	—	—	109,972
Insurance revenue	—	66,051	5,854	(895)	71,010
Other revenues	1,456	106,041	20,253	(19,816)	107,934
Total revenues	2,463	1,363,975	159,253	(38,538)	1,487,153

EXPENSES
Salaries and benefits	19,311	559,316	—	—	578,627
General and administrative	32,198	597,331	30,221	(82,244)	577,506
Interest expense	147,633	72,203	83,379	(112)	303,103
Depreciation and amortization	120	71,815	786	—	72,721
Goodwill impairment	—	82,269	—	—	82,269
Corporate allocations	(46,764)	46,764	—	—	—
Other expenses, net	1,598	2,542	6,663	—	10,803
Total expenses	154,096	1,432,240	121,049	(82,356)	1,625,029

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(54)	(792)	20,126	—	19,280
Other	—	(744)	—	—	(744)
Total other gains (losses)	(54)	(1,536)	20,126	—	18,536

Income (loss) before income taxes	(151,687)	(69,801)	58,330	43,818	(119,340)
Income tax expense (benefit)	(49,405)	17,220	5,665	17,508	(9,012)
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(102,282)	(87,021)	52,665	26,310	(110,328)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(8,046)	21,238	—	(13,192)	—
Net income (loss)	$(110,328)	$(65,783)	$52,665	$13,118	$(110,328)

Comprehensive income (loss)	$(110,431)	$(65,702)	$52,435	$13,267	$(110,431)

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$802,557	$111	$(19,279)	$783,389
Net gains on sales of loans	—	598,974	—	—	598,974
Interest income on loans	612	718	143,321	—	144,651
Net fair value gains on reverse loans and related HMBS obligations	—	120,382	—	—	120,382
Insurance revenue	—	78,469	6,009	—	84,478
Other revenues	739	69,184	20,135	(19,433)	70,625
Total revenues	1,351	1,670,284	169,576	(38,712)	1,802,499

EXPENSES
Salaries and benefits	16,911	532,881	7	—	549,799
General and administrative	55,023	431,897	30,387	(36,930)	480,377
Interest expense	123,629	60,064	89,521	(559)	272,655
Depreciation and amortization	124	70,068	835	—	71,027
Corporate allocations	(40,519)	40,519	—	—	—
Other expenses, net	759	1,443	7,193	—	9,395
Total expenses	155,927	1,136,872	127,943	(37,489)	1,383,253

OTHER GAINS (LOSSES)
Losses on extinguishments	(12,489)	—	—	—	(12,489)
Other net fair value gains (losses)	(4,813)	(657)	11,531	—	6,061
Total other gains (losses)	(17,302)	(657)	11,531	—	(6,428)

Income (loss) before income taxes	(171,878)	532,755	53,164	(1,223)	412,818
Income tax expense (benefit)	(55,556)	208,459	6,921	(473)	159,351
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(116,322)	324,296	46,243	(750)	253,467
Equity in earnings of consolidated subsidiaries and VIEs	369,789	13,009	—	(382,798)	—
Net income	$253,467	$337,305	$46,243	$(383,548)	$253,467

Comprehensive income	$253,472	$337,337	$46,168	$(383,505)	$253,472

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(107,969)	$(129,281)	$189,157	$—	$(48,093)

Investing activities
Purchases and originations of reverse loans held for investment	—	(1,471,275)	—	—	(1,471,275)
Principal payments received on reverse loans held for investment	—	871,832	—	—	871,832
Principal payments received on mortgage loans held for investment	828	—	114,078	—	114,906
Payments received on charged-off loans held for investment	—	26,385	—	—	26,385
Payments received on receivables related to Non-Residual Trusts	—	—	7,481	—	7,481
Proceeds from sales of real estate owned, net	118	69,307	7,278	—	76,703
Purchases of premises and equipment	(175)	(27,586)	—	—	(27,761)
Decrease (increase) in restricted cash and cash equivalents	(6)	824	8,401	—	9,219
Payments for acquisitions of businesses, net of cash acquired	—	(5,095)	—	—	(5,095)
Acquisitions of servicing rights	—	(264,743)	—	—	(264,743)
Proceeds from sale of investment	14,376	—	—	—	14,376
Proceeds from sale of residual interests in Residual Trusts	189,513	—	—	—	189,513
Capital contributions to subsidiaries and VIEs	(9,072)	(37,285)	—	46,357	—
Returns of capital from subsidiaries and VIEs	27,309	24,107	—	(51,416)	—
Change in due from affiliates	(8,331)	11,809	1,388	(4,866)	—
Other	2,656	855	—	—	3,511
Cash flows provided by (used in) investing activities	217,216	(800,865)	138,626	(9,925)	(454,948)

Financing activities
Payments on corporate debt	(11,250)	(1,651)	—	—	(12,901)
Proceeds from securitizations of reverse loans	—	1,622,481	—	—	1,622,481
Payments on HMBS related obligations	—	(1,025,458)	—	—	(1,025,458)
Issuances of servicing advance liabilities	—	283,953	1,789,274	—	2,073,227
Payments on servicing advance liabilities	—	(253,070)	(1,953,895)	—	(2,206,965)
Net change in warehouse borrowings related to mortgage loans	—	207,305	—	—	207,305
Net change in warehouse borrowings related to reverse loans	—	(43,873)	—	—	(43,873)
Proceeds from sales of excess servicing spreads and servicing rights	—	55,698	—	—	55,698
Payments on servicing rights related liabilities	—	(12,317)	—	—	(12,317)
Other debt issuance costs paid	—	(8,320)	(5,629)	—	(13,949)
Payments on mortgage-backed debt	—	—	(136,493)	—	(136,493)
Extinguishments and settlement of debt	(79,877)	—	—	—	(79,877)
Repurchase of shares under stock repurchase plan	(28,065)	—	—	—	(28,065)
Capital contributions	—	9,072	37,285	(46,357)	—
Capital distributions	—	(13,006)	(38,410)	51,416	—
Change in due to affiliates	11,553	5,893	(22,312)	4,866	—
Other	(754)	(11,559)	(806)	—	(13,119)
Cash flows provided by (used in) financing activities	(108,393)	815,148	(330,986)	9,925	385,694

Net increase (decrease) in cash and cash equivalents	854	(114,998)	(3,203)	—	(117,347)
Cash and cash equivalents at the beginning of the year	3,162	311,810	5,203	—	320,175
Cash and cash equivalents at the end of the year	$4,016	$196,812	$2,000	$—	$202,828

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(74,452)	$1,005,449	$(1,137,754)	$2,487	$(204,270)

Investing activities
Purchases and originations of reverse loans held for investment	—	(1,505,215)	—	—	(1,505,215)
Principal payments received on reverse loans held for investment	—	548,660	—	—	548,660
Principal payments received on mortgage loans held for investment	535	399	161,323	—	162,257
Payments received on charged-off loans held for investment	—	14,929	—	—	14,929
Payments received on receivables related to Non-Residual Trusts	—	—	9,471	—	9,471
Proceeds from sales of real estate owned, net	227	39,452	15,627	—	55,306
Purchases of premises and equipment	—	(21,573)	—	—	(21,573)
Decrease in restricted cash and cash equivalents	4,246	3,723	3,364	—	11,333
Payments for acquisitions of businesses, net of cash acquired	—	(197,061)	—	—	(197,061)
Acquisitions of servicing rights	—	(268,618)	—	—	(268,618)
Acquisitions of charged-off loans held for investment	—	(64,548)	—	—	(64,548)
Capital contributions to subsidiaries and VIEs	(83,544)	(131)	—	83,675	—
Returns of capital from subsidiaries and VIEs	76,214	28,085	—	(104,299)	—
Change in due from affiliates	88,360	214,613	250,108	(553,081)	—
Other	(2,283)	13,231	—	—	10,948
Cash flows provided by (used in) investing activities	83,755	(1,194,054)	439,893	(573,705)	(1,244,111)

Financing activities
Payments on corporate debt	(15,000)	(2,220)	—	—	(17,220)
Proceeds from securitizations of reverse loans	—	1,617,399	—	—	1,617,399
Payments on HMBS related obligations	—	(637,272)	—	—	(637,272)
Issuances of servicing advance liabilities	—	874,729	1,425,201	—	2,299,930
Payments on servicing advance liabilities	—	(1,572,482)	(332,849)	—	(1,905,331)
Net change in warehouse borrowings related to mortgage loans	—	75,726	—	—	75,726
Net change in warehouse borrowings related to reverse loans	—	15,667	—	—	15,667
Proceeds from sales of excess servicing spreads and servicing rights	—	75,426	—	—	75,426
Payments on servicing rights related liabilities	—	(6,822)	—	—	(6,822)
Other debt issuance costs paid	—	(17,264)	(17)	—	(17,281)
Payments on mortgage-backed debt	—	—	(181,155)	—	(181,155)
Capital contributions	—	83,544	131	(83,675)	—
Capital distributions	—	(24,874)	(79,425)	104,299	—
Change in due to affiliates	(98,071)	(329,277)	(123,246)	550,594	—
Other	6,921	(40,509)	(8,808)	—	(42,396)
Cash flows provided by (used in) financing activities	(106,150)	111,771	699,832	571,218	1,276,671

Net increase (decrease) in cash and cash equivalents	(96,847)	(76,834)	1,971	—	(171,710)
Cash and cash equivalents at the beginning of the year	100,009	388,644	3,232	—	491,885
Cash and cash equivalents at the end of the year	$3,162	$311,810	$5,203	$—	$320,175

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(99,050)	$(1,741,415)	$29,860	$130	$(1,810,475)

Investing activities
Purchases and originations of reverse loans held for investment	—	(3,020,937)	—	—	(3,020,937)
Principal payments received on reverse loans held for investment	—	372,375	—	—	372,375
Principal payments received on mortgage loans held for investment	84	458	169,117	—	169,659
Payments received on receivables related to Non-Residual Trusts	—	—	14,804	—	14,804
Proceeds from sales of real estate owned, net	254	23,264	14,906	—	38,424
Purchases of premises and equipment	—	(38,639)	—	—	(38,639)
Increase in restricted cash and cash equivalents	(752)	(7,282)	(122)	—	(8,156)
Payments for acquisitions of businesses, net of cash acquired	(477,021)	(15,262)	—	—	(492,283)
Acquisitions of servicing rights	—	(797,165)	—	—	(797,165)
Capital contributions to subsidiaries and VIEs	(331,107)	(16,010)	—	347,117	—
Returns of capital from subsidiaries and VIEs	37,796	30,307	—	(68,103)	—
Change in due from affiliates	(688,070)	(65,619)	(78,976)	832,665	—
Other	(15,200)	1,035	—	—	(14,165)
Cash flows provided by (used in) investing activities	(1,474,016)	(3,533,475)	119,729	1,111,679	(3,776,083)

Financing activities
Proceeds from issuance of corporate debt, net of debt issuance costs	3,106,263	—	—	—	3,106,263
Payments on corporate debt	(360,826)	(2,105)	—	—	(362,931)
Proceeds from securitizations of reverse loans	—	3,216,096	—	—	3,216,096
Payments on HMBS related obligations	—	(409,331)	—	—	(409,331)
Issuances of servicing advance liabilities	—	1,597,043	7,229	—	1,604,272
Payments on servicing advance liabilities	—	(729,274)	(3,876)	—	(733,150)
Net change in warehouse borrowings related to mortgage loans	—	929,015	—	—	929,015
Net change in warehouse borrowings related to reverse loans	—	(98,837)	—	—	(98,837)
Other debt issuance costs paid	(1,936)	(7,897)	—	—	(9,833)
Payments on mortgage-backed debt	—	—	(200,369)	—	(200,369)
Extinguishments and settlement of debt	(1,405,424)	—	—	—	(1,405,424)
Capital contributions	—	331,107	16,010	(347,117)	—
Capital distributions	—	(10,837)	(57,266)	68,103	—
Change in due to affiliates	(29,618)	772,554	90,284	(833,220)	—
Other	(1,777)	2,007	(37)	425	618
Cash flows provided by (used in) financing activities	1,306,682	5,589,541	(148,025)	(1,111,809)	5,636,389

Net increase (decrease) in cash and cash equivalents	(266,384)	314,651	1,564	—	49,831
Cash and cash equivalents at the beginning of the year	366,393	73,993	1,668	—	442,054
Cash and cash equivalents at the end of the year	$100,009	$388,644	$3,232	$—	$491,885

31. Quarterly Results of Operations (Unaudited)
The following tables summarize the Company’s unaudited consolidated results of operations on a quarterly basis for the years ended December 31, 2015 and 2014. The sum of the quarterly earnings (loss) per share amounts do not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares.
Quarterly results of operations are summarized as follows (in thousands, except per share data):

	For the 2015 Quarters Ended
	December 31 (2)	September 30	June 30 (2)	March 31
Total revenues	$331,576	$219,393	$412,433	$310,857
Total expenses	548,252	364,124	427,955	371,425
Other gains	8,485	13,173	523	10,890
Loss before income taxes (1)	(208,191)	(131,558)	(14,999)	(49,678)
Income tax expense (benefit)	(91,056)	(54,630)	23,120	(18,670)
Net loss	$(117,135)	$(76,928)	$(38,119)	$(31,008)
Basic loss per common and common equivalent share	$(3.16)	$(2.04)	$(1.01)	$(0.82)
Diluted loss per common and common equivalent share	(3.16)	(2.04)	(1.01)	(0.82)
__________

(1)
A significant portion of the Company's asset and liabilities are carried at fair value and as a result, the Company’s net income or loss can be materially impacted quarter over quarter by gains and losses resulting from changes in valuation inputs and other assumptions used in the fair value of the assets and liabilities.

(2)	The Company recorded goodwill impairment losses of $56.5 million and $151.0 million during the second and fourth quarters of 2015, respectively.

	For the 2014 Quarters Ended
	December 31 (2)	September 30 (3)	June 30 (3) (4)	March 31
Total revenues	$317,492	$386,000	$413,713	$369,948
Total expenses	429,855	389,523	467,171	338,480
Other gains (losses)	3,303	16,204	1,532	(2,503)
Income (loss) before income taxes (1)	(109,060)	12,681	(51,926)	28,965
Income tax expense (benefit)	(65,087)	83,484	(38,997)	11,588
Net income (loss)	$(43,973)	$(70,803)	$(12,929)	$17,377
Basic earnings (loss) per common and common equivalent share	$(1.17)	$(1.88)	$(0.34)	$0.46
Diluted earnings (loss) per common and common equivalent share	(1.17)	(1.88)	(0.34)	0.45
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

32. Subsequent Events

RCS Asset Purchase Agreement

On December 8, 2015, Ditech entered into an asset purchase agreement with RCS which closed on January 28, 2016. Pursuant to the terms of the agreement, on or about the closing date, among other things: (i) Ditech became obligated to purchase certain assets from, and assume certain liabilities of, RCS; (ii) Ditech entered into a residential mortgage loan sub-servicing agreement with RCS pursuant to which Ditech will sub-service residential mortgage loans for RCS; (iii) RCS became obligated to transfer to Ditech certain of its existing residential mortgage loan sub-servicing agreements (collectively, the sub-servicing assets); (iv) Ditech made a cash payment of $0.9 million to RCS; and (v) Ditech became obligated to make certain other payments to RCS, as described in more detail below. The sub-servicing assets cover residential mortgage loans, including Fannie Mae and Freddie Mac mortgage loans, having, in aggregate, a total unpaid principal balance of approximately $9.8 billion as of the closing date.

RCS will continue to service the sub-servicing assets on behalf of Ditech from the closing date until the date the servicing related to such sub-servicing assets is transferred from RCS to Ditech. Ditech will pay to RCS a fee of $1.0 million per month, pro-rated for partial months, as compensation for providing the services through the final servicing transfer date and will be responsible for up to an additional $0.2 million related to the wind down and termination by RCS of its servicing operations related to the sub-servicing assets. On the final servicing transfer date, Ditech will purchase and RCS will transfer certain assets, including servicer and protective advances, and certain liabilities, including employee-related liabilities. As of the closing date, the estimated net book value of the purchased assets and assumed liabilities was approximately $10 million.

As the final servicing transfer date has not occurred as of the date of this filing, preliminary purchase accounting information cannot be determined at this time.

Reverse Mortgage Warehouse Financing Facility

On February 23, 2016, RMS entered into new a mortgage warehouse financing facility pursuant to a master repurchase agreement. This agreement provides funding for the purchase and origination of reverse loans and the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools.

The aggregate amount of revolving financing capacity under this facility is $100.0 million, which includes committed capacity of $10.0 million through March 30, 2016 and $50.0 million thereafter. The facility terminates February 21, 2017. The interest rate on the facility is based on the bank rate plus 2.75% for borrowings related to the purchase and origination of reverse loans and 3.25% for borrowings related to the repurchase of HECMs and real estate owned. The facility contains various customary events of default, representations, warranties, covenants, conditions precedent and indemnification provisions.

Walter Investment Management Corp.
Schedule I
Financial Information
(Parent Company Only)

(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$4,016	$3,162
Restricted cash and cash equivalents	10,512	10,507
Residential loans at amortized cost, net	14,130	13,302
Receivables, net	11,465	16,363
Premises and equipment, net	1,559	157
Other assets	37,724	39,018
Due from affiliates, net	674,139	697,979
Investments in consolidated subsidiaries and VIEs	2,278,009	2,641,527
Total assets	$3,031,554	$3,422,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$43,778	$42,076
Corporate debt	2,156,944	2,234,906
Deferred tax liability, net	26,156	68,374
Total liabilities	2,226,878	2,345,356

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 35,573,405 and 37,711,623 shares at December 31, 2015 and 2014, respectively	355	377
Additional paid-in capital	591,454	600,643
Retained earnings	212,054	475,244
Accumulated other comprehensive income	813	395
Total stockholders' equity	804,676	1,076,659
Total liabilities and stockholders' equity	$3,031,554	$3,422,015

The accompanying notes are an integral part of the consolidated financial statements.

Walter Investment Management Corp.
Schedule I
Financial Information
(Parent Company Only)

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
REVENUES
Interest income on loans	$1,165	$1,007	$612
Other revenues	3,563	1,456	739
Total revenues	4,728	2,463	1,351

EXPENSES
Interest expense	147,752	147,633	123,629
Salaries and benefits	28,510	19,311	16,911
General and administrative	35,654	32,198	55,023
Depreciation and amortization	129	120	124
Corporate allocations	(54,452)	(46,764)	(40,519)
Other expenses, net	(488)	1,598	759
Total expenses	157,105	154,096	155,927

OTHER GAINS (LOSSES)
Gains (losses) on extinguishments	4,660	—	(12,489)
Other net fair value losses	—	(54)	(4,813)
Other	12,076	—	—
Total other gains (losses)	16,736	(54)	(17,302)

Loss before income taxes	(135,641)	(151,687)	(171,878)
Income tax benefit	(53,546)	(49,405)	(55,556)
Loss before equity in earnings (losses) of consolidated subsidiaries and VIEs	(82,095)	(102,282)	(116,322)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(181,095)	(8,046)	369,789
Net income (loss)	$(263,190)	$(110,328)	$253,467

Comprehensive income (loss)	$(262,772)	$(110,431)	$253,472

The accompanying notes are an integral part of the consolidated financial statements.

Walter Investment Management Corp.
Schedule I
Financial Information
(Parent Company Only)

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows used in operating activities	$(107,969)	$(74,452)	$(99,050)

Investing activities
Principal payments received on mortgage loans held for investment	828	535	84
Proceeds from sales of real estate owned, net	118	227	254
Purchases of premises and equipment	(175)	—	—
Decrease (increase) in restricted cash and cash equivalents	(6)	4,246	(752)
Payments for acquisitions of businesses, net of cash acquired	—	—	(477,021)
Proceeds from sale of investment	14,376	—	—
Proceeds from sale of residual interests in Residual Trusts	189,513	—	—
Capital contributions to subsidiaries and VIEs	(9,072)	(83,544)	(331,107)
Returns of capital from subsidiaries and VIEs	27,309	76,214	37,796
Change in due from affiliates	(8,331)	88,360	(688,070)
Other	2,656	(2,283)	(15,200)
Cash flows provided by (used in) investing activities	217,216	83,755	(1,474,016)

Financing activities
Proceeds from issuance of corporate debt, net of debt issuance costs	—	—	3,106,263
Payments on corporate debt	(11,250)	(15,000)	(360,826)
Other debt issuance costs paid	—	—	(1,936)
Repurchase of shares under stock repurchase plan	(28,065)	—	—
Extinguishments and settlement of debt	(79,877)	—	(1,405,424)
Change in due to affiliates	11,553	(98,071)	(29,618)
Other	(754)	6,921	(1,777)
Cash flows provided by (used in) financing activities	(108,393)	(106,150)	1,306,682

Net increase (decrease) in cash and cash equivalents	854	(96,847)	(266,384)
Cash and cash equivalents at the beginning of the year	3,162	100,009	366,393
Cash and cash equivalents at the end of the year	$4,016	$3,162	$100,009

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
2. Corporate Debt
Corporate debt is comprised of secured term loans, convertible senior subordinated notes, and unsecured senior notes. In addition, the Parent Company has a $125.0 million senior secured revolving credit facility. Refer to Note 20 of the Notes to Consolidated Financial Statements for additional information on corporate debt.
3. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$128,913	$132,422	$100,464
Cash paid (received) for taxes	(3,318)	(6,067)	91,646
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon deconsolidation of Residual Trusts	3,133	—	—
Real estate owned acquired through foreclosure	783	671	657
Residential loans originated to finance the sale of real estate owned	1,466	1,657	1,962
Contributions to subsidiaries	28,249	19,143	—
Distributions from subsidiaries	7,469	183	—
4. Guarantees
Refer to Note 28 of the Notes to Consolidated Financial Statements for certain guarantees made by the Parent Company in regards to Ditech Financial and RMS. In addition to these guarantees, all obligations of Ditech Financial and RMS under master repurchase agreements and certain servicing advance facilities are guaranteed by the Parent. The Parent also guarantees certain subsidiary obligations such as agreements to perform servicing in accordance with contract terms.