Form 10-Q
period 2016-03-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2016-05-03
CIK 1040719

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
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 35,741,532 shares of common stock outstanding as of April 28, 2016.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$194,418	$202,828
Restricted cash and cash equivalents	723,280	708,099
Residential loans at amortized cost, net (includes $4,554 and $4,457 in allowance for loan losses at March 31, 2016 and December 31, 2015, respectively)	549,078	541,406
Residential loans at fair value	12,543,396	12,673,439
Receivables, net (includes $14,118 and $16,542 at fair value at March 31, 2016 and December 31, 2015, respectively)	227,146	214,398
Servicer and protective advances, net (includes $120,082 and $120,338 in allowance for uncollectible advances at March 31, 2016 and December 31, 2015, respectively)	1,586,188	1,595,911
Servicing rights, net (includes $1,427,331 and $1,682,016 at fair value at March 31, 2016 and December 31, 2015, respectively)	1,528,044	1,788,576
Goodwill	371,695	367,911
Intangible assets, net	80,907	84,038
Premises and equipment, net	104,364	106,481
Deferred tax assets, net	148,214	108,050
Other assets (includes $68,364 and $58,512 at fair value at March 31, 2016 and December 31, 2015, respectively)	223,205	200,364
Total assets	$18,279,935	$18,591,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $20,795 and $6,475 at fair value at March 31, 2016 and December 31, 2015, respectively)	$629,753	$639,980
Servicer payables	630,267	603,692
Servicing advance liabilities	1,202,036	1,229,280
Warehouse borrowings	1,201,788	1,340,388
Servicing rights related liabilities at fair value	105,559	117,000
Corporate debt	2,155,356	2,157,424
Mortgage-backed debt (includes $564,832 and $582,340 at fair value at March 31, 2016 and December 31, 2015, respectively)	1,025,704	1,051,679
HMBS related obligations at fair value	10,697,435	10,647,382
Total liabilities	17,647,898	17,786,825
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 35,632,811 and 35,573,405 shares at March 31,2016 and December 31, 2015, respectively	356	355
Additional paid-in capital	591,491	591,454
Retained earnings	39,352	212,054
Accumulated other comprehensive income	838	813
Total stockholders' equity	632,037	804,676
Total liabilities and stockholders' equity	$18,279,935	$18,591,501

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

	March 31, 2016	December 31, 2015
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$58,678	$59,705
Residential loans at amortized cost, net	493,965	500,563
Residential loans at fair value	578,539	526,016
Receivables	14,277	16,542
Servicer and protective advances, net	1,120,276	1,136,246
Other assets	14,667	12,170
Total assets	$2,280,402	$2,251,242

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$3,489	$3,435
Servicing advance liabilities	973,514	992,769
Mortgage-backed debt (includes $564,832 and $582,340 at fair value at March 31, 2016 and December 31, 2015, respectively)	1,025,704	1,051,679
Total liabilities	$2,002,707	$2,047,883
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
REVENUES
Net servicing revenue and fees	$(105,762)	$90,887
Net gains on sales of loans	84,477	125,227
Net fair value gains on reverse loans and related HMBS obligations	35,208	30,774
Interest income on loans	12,171	31,941
Insurance revenue	10,367	14,131
Other revenues	30,310	17,897
Total revenues	66,771	310,857

EXPENSES
Salaries and benefits	132,639	147,228
General and administrative	129,606	128,647
Interest expense	64,248	74,871
Depreciation and amortization	14,423	16,632
Other expenses, net	2,506	4,047
Total expenses	343,422	371,425

OTHER GAINS (LOSSES)
Gain on extinguishment	928	—
Other net fair value losses	(2,144)	(872)
Other	(1,024)	11,762
Total other gains (losses)	(2,240)	10,890

Loss before income taxes	(278,891)	(49,678)
Income tax benefit	(106,189)	(18,670)
Net loss	$(172,702)	$(31,008)

Comprehensive loss	$(172,677)	$(30,981)

Net loss	$(172,702)	$(31,008)

Basic loss per common and common equivalent share	$(4.85)	$(0.82)
Diluted loss per common and common equivalent share	(4.85)	(0.82)

Weighted-average common and common equivalent shares outstanding — basic	35,579	37,718
Weighted-average common and common equivalent shares outstanding — diluted	35,579	37,718
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2016	35,573,405	$355	$591,454	$212,054	$813	$804,676
Net loss	—	—	—	(172,702)	—	(172,702)
Other comprehensive income, net of tax	—	—	—	—	25	25
Share-based compensation	—	—	859	—	—	859
Tax shortfall on share-based compensation	—	—	(656)	—	—	(656)
Issuance of shares under incentive plans, net	59,406	1	(166)	—	—	(165)
Balance at March 31, 2016	35,632,811	$356	$591,491	$39,352	$838	$632,037
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(172,702)	$(31,008)

Adjustments to reconcile net loss to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(35,208)	(30,774)
Amortization of servicing rights	4,611	7,013
Change in fair value of servicing rights	326,580	129,235
Change in fair value of servicing rights related liabilities	(7,191)	(763)
Change in fair value of charged-off loans	(10,939)	—
Other net fair value losses	4,606	3,642
Accretion of discounts on residential loans and advances	(928)	(3,608)
Accretion of discounts on debt and amortization of deferred debt issuance costs	7,964	7,785
Provision for uncollectible advances	8,558	11,977
Depreciation and amortization of premises and equipment and intangible assets	14,423	16,632
Benefit for deferred income taxes	(40,819)	(5,595)
Share-based compensation	859	3,423
Purchases and originations of residential loans held for sale	(5,158,411)	(5,633,936)
Proceeds from sales of and payments on residential loans held for sale	5,422,461	5,649,119
Net gains on sales of loans	(84,477)	(125,227)
Gain on sale of investment	—	(11,762)
Other	3,622	(1,059)

Changes in assets and liabilities
Increase in receivables	(17,600)	(34,348)
Decrease in servicer and protective advances	1,705	136,173
Decrease (increase) in other assets	(9,201)	2,758
Increase (decrease) in payables and accrued liabilities	(55,851)	25,914
Increase in servicer payables, net of change in restricted cash	673	5,459
Cash flows provided by operating activities	202,735	121,050

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Investing activities
Purchases and originations of reverse loans held for investment	(181,167)	(428,350)
Principal payments received on reverse loans held for investment	197,883	152,195
Principal payments received on mortgage loans held for investment	22,325	41,427
Payments received on charged-off loans held for investment	7,000	6,372
Payments received on receivables related to Non-Residual Trusts	1,957	2,020
Proceeds from sales of real estate owned, net	21,409	17,711
Purchases of premises and equipment	(11,653)	(3,686)
Decrease in restricted cash and cash equivalents	9,048	242
Payments for acquisitions of businesses	(1,947)	(2,809)
Acquisitions of servicing rights, net	(6,571)	(53,919)
Proceeds from sale of investment	—	14,376
Other	(337)	13,098
Cash flows provided by (used in) investing activities	57,947	(241,323)

Financing activities
Payments on corporate debt	(210)	(4,272)
Extinguishments and settlement of debt	(6,327)	—
Proceeds from securitizations of reverse loans	202,947	457,448
Payments on HMBS related obligations	(271,013)	(195,783)
Issuances of servicing advance liabilities	441,924	175,725
Payments on servicing advance liabilities	(469,835)	(256,806)
Net change in warehouse borrowings related to mortgage loans	(214,510)	29,235
Net change in warehouse borrowings related to reverse loans	75,910	(18,648)
Proceeds from sale of servicing rights	2,968	—
Payments on servicing rights related liabilities	(4,250)	(2,199)
Payments on mortgage-backed debt	(25,203)	(45,050)
Other debt issuance costs paid	(1,031)	(1,618)
Other	(462)	556
Cash flows provided by (used in) financing activities	(269,092)	138,588

Net increase (decrease) in cash and cash equivalents	(8,410)	18,315
Cash and cash equivalents at beginning of the period	202,828	320,175
Cash and cash equivalents at end of the period	$194,418	$338,490

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$53,901	$63,517
Cash received for taxes	16	1,071
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Walter Investment Management Corp. and its subsidiaries, or the Company, is a mortgage banking firm focused primarily on servicing and originating residential loans, including reverse loans. The Company services loans for its own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. In addition, the Company operates several other businesses that include managing a portfolio of credit-challenged, non-conforming residential mortgage loans; an insurance agency serving borrowers and credit owners of its servicing portfolio; a post charge-off collection agency; and an asset management business. The Company operates throughout the U.S.
The Company operates through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 10 for additional information.
Certain acronyms and terms throughout these notes are defined in the Glossary of Terms in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
RCS Asset Purchase Agreement
On December 8, 2015, the Company entered into an asset purchase agreement with RCS, which closed on January 28, 2016. Pursuant to the terms of the agreement, on or about the closing date, among other things: (i) the Company became obligated to purchase certain assets from, and assume certain liabilities of, RCS; (ii) the Company entered into a residential mortgage loan sub-servicing agreement with RCS pursuant to which the Company will sub-service residential mortgage loans for RCS; and (iii) RCS became obligated to transfer to the Company certain of its existing residential mortgage loan sub-servicing agreements (collectively, the sub-servicing assets). The Company gained control over the purchased assets on March 1, 2016, which is the date that the Company purchased and RCS transferred to the Company certain assets, including servicer and protective advances, and certain liabilities, including employee-related liabilities. In connection with the acquisition, the Company recorded $3.8 million in goodwill, which is included in the Servicing segment.
Interim Financial Reporting
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Recent Accounting Guidance
In August 2014, the FASB issued an accounting standards update intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued an accounting standards update that provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
In September 2015, the FASB issued an accounting standards update that provides updated guidance regarding simplifying the accounting for recognizing adjustments to provisional amounts identified during the measurement period in a business combination. To simplify the accounting for these adjustments, the amendments in this update eliminate the requirement to retrospectively account for the adjustments and to recognize them in the period that they are identified. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments. The new standard revises an entity's accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.
In February 2016, the FASB issued an accounting standards update that requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued an accounting standards update that provides updated guidance for improvements to employee share-based payment accounting. The new standard revises an entity's accounting for income taxes on share-based-compensation, such that all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued an accounting standards update that provides guidance for improvements for equity method investments. It requires that the equity method investor add the cost of acquiring additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. It also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued an accounting standards update to clarify the implementation guidance on principal versus agent considerations for revenue from contracts with customers. This update further amends the revenue recognition guidance issued in May 2014, which supersedes most industry specific guidance but does exclude insurance contracts and financial instruments. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. In April 2015, the FASB voted for a one-year deferral of the effective date of the May 2014 revenue recognition standards update, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

2. Variable Interest Entities
Consolidated Variable Interest Entities
Included in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are descriptions of the Company’s Consolidated VIEs.
Revolving Credit Facilities-Related VIEs
Certain revolving credit facilities utilize subsidiaries and/or trusts, collectively referred to as the entities, which are considered VIEs.  The Company transfers certain assets into the entities created as a mechanism for holding assets as collateral for the revolving credit facilities in order to facilitate the pledging of assets to the revolving credit facilities. The entities have no equity investment at risk, making them variable interest entities. The Company’s continuing involvement with the entities is in the form of servicing the assets and through holding the ownership interests of the entities. Accordingly, the Company concluded that it is the primary beneficiary of the entities and, therefore, the Company consolidated the entities. All of the subsidiaries and/or trusts are separate legal entities and the collateral held by the entities are owned by them and are not available to other creditors.
During the three months ended March 31, 2016, the Reverse Mortgage VIEs were funded with HECMs and real estate owned that were repurchased from GNMA securitization pools utilizing warehouse facilities. These assets collateralize certain master repurchase agreements. Refer to additional information at Note 8.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	March 31, 2016
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing VIEs	Reverse Mortgage VIEs	Total
Assets
Restricted cash and cash equivalents	$13,539	$11,993	$33,146	$—	$58,678
Residential loans at amortized cost, net	493,965	—	—	—	493,965
Residential loans at fair value	—	506,337	—	72,202	578,539
Receivables	—	14,118	—	159	14,277
Servicer and protective advances, net	—	—	1,120,276	—	1,120,276
Other assets	7,839	642	1,673	4,513	14,667
Total assets	$515,343	$533,090	$1,155,095	$76,874	$2,280,402

Liabilities
Payables and accrued liabilities	$2,106	$—	$1,383	$—	3,489
Servicing advance liabilities	—	—	973,514	—	973,514
Mortgage-backed debt	460,872	564,832	—	—	1,025,704
Total liabilities	$462,978	$564,832	$974,897	$—	$2,002,707

	December 31, 2015
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing VIEs	Total
Assets
Restricted cash and cash equivalents	$13,369	$11,388	$34,948	$59,705
Residential loans at amortized cost, net	500,563	—	—	500,563
Residential loans at fair value	—	526,016	—	526,016
Receivables	—	16,542	—	16,542
Servicer and protective advances, net	—	—	1,136,246	1,136,246
Other assets	9,357	558	2,255	12,170
Total assets	$523,289	$554,504	$1,173,449	$2,251,242

Liabilities
Payables and accrued liabilities	$2,084	$—	$1,351	$3,435
Servicing advance liabilities	—	—	992,769	992,769
Mortgage-backed debt	469,339	582,340	—	1,051,679
Total liabilities	$471,423	$582,340	$994,120	$2,047,883
Unconsolidated Variable Interest Entities
Included in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are descriptions of the Company’s variable interests in VIEs relating to servicing arrangements with an LOC reimbursement obligation and other servicing arrangements that it does not consolidate as it has determined that it is not the primary beneficiary of such VIEs. For information on transactions with WCO, refer to Note 13.
3. Transfers of Residential Loans
Sales of Mortgage Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional-conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. The Company accounts for these transfers as sales, and in most, but not all, cases, retains the servicing rights associated with the sold loans. If the servicing rights are retained, the Company receives a servicing fee for servicing the sold loans, which represents continuing involvement.
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to a breach of contractual representations and warranties. Refer to Note 11 for further information.
The following table presents the carrying amounts of the Company’s assets that relate to its continuing involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets			Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Total
March 31, 2016	$463,964	$25,327	$489,291	$50,438,643
December 31, 2015	509,785	25,078	534,863	46,983,388
At March 31, 2016 and December 31, 2015, 0.6% and 0.5%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.

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
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cash proceeds received from sales, net of fees	$5,464,865	$5,659,144
Servicing fees collected (1)	34,772	22,222
Repurchases of previously sold loans	5,932	3,130
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continuing involvement.
In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs. Refer to Note 6 for information relating to servicing of residential loans.
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
At March 31, 2016, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $10.0 billion and $10.7 billion, respectively.
4. Fair Value
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

Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers between levels during the three months ended March 31, 2016 and 2015.
Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There were no assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	March 31, 2016	December 31, 2015
Level 2
Assets
Mortgage loans held for sale	$1,110,922	$1,334,300
Freestanding derivative instruments	3,957	6,993
Level 2 assets	$1,114,879	$1,341,293
Liabilities
Freestanding derivative instruments	$20,540	$5,405
Level 2 liabilities	$20,540	$5,405

Level 3
Assets
Reverse loans	$10,872,891	$10,763,816
Mortgage loans related to Non-Residual Trusts	506,337	526,016
Charged-off loans	53,246	49,307
Receivables related to Non-Residual Trusts	14,118	16,542
Servicing rights carried at fair value	1,427,331	1,682,016
Freestanding derivative instruments (IRLCs)	64,407	51,519
Level 3 assets	$12,938,330	$13,089,216
Liabilities
Freestanding derivative instruments (IRLCs)	$255	$1,070
Servicing rights related liabilities	105,559	117,000
Mortgage-backed debt related to Non-Residual Trusts	564,832	582,340
HMBS related obligations	10,697,435	10,647,382
Level 3 liabilities	$11,368,081	$11,347,792

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended March 31, 2016
	Fair Value January 1, 2016	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Originations / Issuances	Settlements	Fair Value March 31, 2016
Assets
Reverse loans	$10,763,816	$154,834	$54,020	$127,151	$(226,930)	$10,872,891
Mortgage loans related to Non-Residual Trusts	526,016	5,163	—	—	(24,842)	506,337
Charged-off loans (1)	49,307	14,376	—	—	(10,437)	53,246
Receivables related to Non-Residual Trusts	16,542	(467)	—	—	(1,957)	14,118
Servicing rights carried at fair value	1,682,016	(326,580)	19,637	52,258	—	1,427,331
Freestanding derivative instruments (IRLCs)	51,519	13,102	—	—	(214)	64,407
Total assets	$13,089,216	$(139,572)	$73,657	$179,409	$(264,380)	$12,938,330

Liabilities
Freestanding derivative instruments (IRLCs)	$(1,070)	$815	$—	$—	$—	$(255)
Servicing rights related liabilities	(117,000)	3,294	—	—	8,147	(105,559)
Mortgage-backed debt related to Non-Residual Trusts	(582,340)	(6,932)	—	—	24,440	(564,832)
HMBS related obligations	(10,647,382)	(119,626)	—	(202,947)	272,520	(10,697,435)
Total liabilities	$(11,347,792)	$(122,449)	$—	$(202,947)	$305,107	$(11,368,081)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk of $10.9 million, which primarily result from changes in assumptions related to collection rates and discount rates.

	For the Three Months Ended March 31, 2015
	Fair Value January 1, 2015	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales	Originations / Issuances	Settlements	Fair Value March 31, 2015
Assets
Reverse loans (1)	$10,064,365	$122,909	$239,375	$(16,592)	$189,510	$(169,674)	$10,429,893
Mortgage loans related to Non-Residual Trusts	586,433	8,164	—	—	—	(26,685)	567,912
Charged-off loans	57,217	5,984	—	—	—	(12,356)	50,845
Receivables related to Non-Residual Trusts	25,201	(246)	—	—	—	(2,020)	22,935
Servicing rights carried at fair value	1,599,541	(129,235)	27,713	—	72,301	—	1,570,320
Freestanding derivative instruments (IRLCs)	60,400	24,724	—	—	—	(199)	84,925
Total assets	$12,393,157	$32,300	$267,088	$(16,592)	$261,811	$(210,934)	$12,726,830

Liabilities
Freestanding derivative instruments (IRLCs)	$(263)	$59	$—	$—	$—	$—	$(204)
Servicing rights related liabilities	(66,311)	(1,818)	—	—	—	4,780	(63,349)
Mortgage-backed debt related to Non-Residual Trusts	(653,167)	(8,556)	—	—	—	26,484	(635,239)
HMBS related obligations	(9,951,895)	(92,233)	—	—	(457,448)	197,192	(10,304,384)
Total liabilities	$(10,671,636)	$(102,548)	$—	$—	$(457,448)	$228,456	$(11,003,176)
__________

(1)	During the three months ended March 31, 2015, the Company sold $16.6 million in reverse loans and recognized $0.1 million in net losses on sales of loans.
All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on charged-off loans, IRLCs, servicing rights carried at fair value, and servicing rights related liabilities, are recognized in either other net fair value losses or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive loss. Gains and losses related to charged-off loans are recorded in other revenues, while gains and losses relating to IRLCs are recorded in net gains on sales of loans on the consolidated statements of comprehensive loss. The change in fair value of servicing rights carried at fair value and servicing rights related liabilities are recorded in net servicing revenue and fees on the consolidated statements of comprehensive loss. Total gains and losses included in the financial statement line items disclosed above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
The Company’s Valuation Committee determines and approves valuation policies and unobservable inputs used to estimate the fair value of items measured at fair value on a recurring basis. The Valuation Committee, consisting of certain members of the senior executive management team, meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance. The Valuation Committee also reviews related available market data.

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
Servicing rights carried at fair value — The Company accounts for servicing rights associated with the risk-managed loan class at fair value. The Company uses a discounted cash flow model to estimate the fair value of these assets. The assumptions vary based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion of the underlying loan portfolio. The Company classifies servicing rights within Level 3 of the fair value hierarchy.

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
The fair value of forward sales commitments and MBS purchase commitments is determined based on observed market pricing for similar instruments; therefore, these contracts are classified as Level 2 within the fair value hierarchy. Counterparty credit risk is taken into account when determining fair value, although the impact is diminished by daily margin posting on all forward sales and purchase commitments. Refer to Note 5 for additional information on freestanding derivative financial instruments.
Servicing rights related liabilities — The Company uses a discounted cash flow model to estimate the fair value of both its excess servicing spread liabilities and its servicing rights financing. The assumptions utilized are based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion of the underlying loan portfolio. The Company classifies its servicing rights related liabilities as Level 3 within the fair value hierarchy.
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
The following tables present the significant unobservable inputs used in the fair value measurement of the assets and liabilities described above. The Company utilizes a discounted cash flow model to estimate the fair value of all Level 3 assets and liabilities included on the consolidated financial statements at fair value on a recurring basis, with the exception of IRLCs for which the Company utilizes a market approach. Significant increases or decreases in any of the inputs disclosed below could result in a significantly lower or higher fair value measurement.

		March 31, 2016		December 31, 2015
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years (4)	0.9 - 9.8	4.0	1.1 - 10.0	4.1
	Conditional repayment rate	13.54% - 55.93%	26.32%	13.53% - 52.94%	25.59%
	Discount rate	1.34% - 2.92%	2.44%	2.08% - 3.56%	2.84%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	2.84% - 3.90%	3.29%	2.67% - 4.66%	3.52%
	Conditional default rate	1.67% - 2.47%	2.05%	1.47% - 2.74%	2.05%
	Loss severity	78.31% - 95.17%	90.32%	73.07% - 95.88%	88.72%
	Discount rate	8.00%	8.00%	8.00%	8.00%
Charged-off loans	Collection rate	2.56% - 4.10%	2.65%	2.15% - 3.54%	2.23%
	Discount rate	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	2.31% - 3.04%	2.72%	1.93% - 3.62%	2.90%
	Conditional default rate	1.79% - 2.71%	2.21%	1.66% - 2.98%	2.30%
	Loss severity	74.86% - 92.26%	87.24%	70.33% - 93.46%	85.63%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years (4)	2.5 - 7.5	5.6	5.2 - 9.0	6.3
	Discount rate	10.00% - 13.29%	10.96%	10.00% - 14.34%	10.88%
	Conditional prepayment rate	5.84% - 23.34%	11.31%	6.07% - 13.15%	9.94%
	Conditional default rate	0.02% - 3.49%	0.92%	0.05% - 2.49%	1.06%
Interest rate lock commitments	Loan funding probability	12.51% - 100.00%	76.10%	2.34% - 100.00%	79.42%
	Fair value of initial servicing rights multiple (5)	0.04 - 6.09	3.17	0.05 - 7.06	3.71

		March 31, 2016		December 31, 2015
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	20.00% - 100.00%	80.87%	38.00% - 100.00%	83.28%
	Fair value of initial servicing rights multiple (5)	1.08 - 4.92	3.53	0.11 - 5.88	4.00
Servicing rights related liabilities	Weighted-average remaining life in years (4)	2.1 - 7.3	5.8	6.3 - 7.4	6.6
	Discount rate	11.67% - 13.85%	13.23%	11.67% - 13.85%	13.24%
	Conditional prepayment rate	6.60% - 16.38%	10.64%	8.32% - 11.28%	9.98%
	Conditional default rate	0.01% - 3.41%	0.56%	0.11% - 1.06%	0.58%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	2.31% - 3.04%	2.72%	1.93% - 3.62%	2.90%
	Conditional default rate	1.79% - 2.71%	2.21%	1.66% - 2.98%	2.30%
	Loss severity	74.86% - 92.26%	87.24%	70.33% - 93.46%	85.63%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years (4)	0.7 - 6.6	3.4	0.9 - 6.6	3.5
	Conditional repayment rate	12.37% - 59.92%	25.72%	12.06% - 55.49%	24.70%
	Discount rate	1.68% - 2.56%	2.15%	1.73% - 3.08%	2.39%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

(4)
Represents the remaining weighted-average life of the related unpaid principal balance or balance outstanding of the underlying collateral adjusted for assumptions for conditional repayment rate, conditional prepayment rate and conditional default rate, as applicable.

(5)	Fair value of servicing rights embedded in IRLCs, which represents a multiple of the annual servicing fee, excludes the impact of IRLCs identified as servicing released.
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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	March 31, 2016		December 31, 2015
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,872,891	$10,246,001	$10,763,816	$10,187,521
Mortgage loans held for sale (1)	1,110,922	1,057,804	1,334,300	1,285,582
Mortgage loans related to Non-Residual Trusts	506,337	563,061	526,016	580,695
Charged-off loans	53,246	2,833,960	49,307	2,887,367
Total	$12,543,396	$14,700,826	$12,673,439	$14,941,165

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$564,832	$569,200	$582,340	$585,939
HMBS related obligations (2)	10,697,435	10,031,182	10,647,382	10,012,283
Total	$11,262,267	$10,600,382	$11,229,722	$10,598,222
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 8 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that had a fair value of $2.3 million and $2.6 million at March 31, 2016 and December 31, 2015, respectively, and an unpaid principal balance of $16.2 million at March 31, 2016 and December 31, 2015. Mortgage loans held for sale that are 90 days or more past due are insignificant at March 31, 2016 and December 31, 2015. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $82.4 million and $77.4 million at March 31, 2016 and December 31, 2015, respectively. In addition, the Company had loans that were in the process of foreclosure of $409.6 million and $244.9 million at March 31, 2016 and December 31, 2015, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheets. Real estate owned, net is included on the consolidated balance sheets within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		March 31, 2016		December 31, 2015
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 87.36%	8.26%	0.00% - 72.58%	8.25%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at time of foreclosure.
The Company held real estate owned, net in the Reverse Mortgage and Servicing segments and Other non-reportable segment of $72.9 million, $8.9 million and $0.6 million at March 31, 2016, respectively and $66.4 million, $10.4 million and $0.6 million at December 31, 2015, respectively. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.

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

		March 31, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net	Level 3	$549,078	$563,851	$541,406	$554,664
Insurance premium receivables	Level 3	82,697	80,358	90,053	87,152
Servicer and protective advances, net	Level 3	1,586,188	1,498,002	1,595,911	1,513,076

Financial liabilities
Payables to insurance carriers	Level 3	58,441	56,592	63,410	62,694
Servicing advance liabilities (1)	Level 3	1,200,141	1,203,983	1,226,898	1,232,147
Corporate debt (2)	Level 2	2,150,233	1,772,098	2,152,031	1,904,467
Mortgage-backed debt carried at amortized cost	Level 3	460,872	467,140	469,339	475,347
__________

(1)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(2)	The carrying amounts of corporate debt in the table above are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheets.
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

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Realized gains on sales of loans	$80,080	$61,379
Change in unrealized gains on loans held for sale	10,291	1,389
Gains on interest rate lock commitments	13,917	24,782
Losses on forward sales commitments	(66,953)	(38,648)
Losses on MBS purchase commitments	(10,796)	(5,679)
Capitalized servicing rights	52,258	72,301
Provision for repurchases	(4,713)	(2,025)
Interest income	10,393	11,728
Net gains on sales of loans	$84,477	$125,227
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Interest income on reverse loans	$110,594	$106,280
Change in fair value of reverse loans	44,240	16,727
Net fair value gains on reverse loans	154,834	123,007

Interest expense on HMBS related obligations	(103,254)	(98,536)
Change in fair value of HMBS related obligations	(16,372)	6,303
Net fair value losses on HMBS related obligations	(119,626)	(92,233)
Net fair value gains on reverse loans and related HMBS obligations	$35,208	$30,774
5. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	March 31, 2016			December 31, 2015
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$2,828,407	$64,407	$255	$3,398,892	$51,519	$1,070
Forward sales commitments	4,220,920	168	20,540	4,650,000	6,427	4,871
MBS purchase commitments	957,000	3,789	—	703,000	566	534
Total derivative instruments		$68,364	$20,795		$58,512	$6,475
Cash margin		$11,414	$3,958		$209	$10,101

Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $0.2 million and $0.3 million, and liability positions of $9.4 million and $8.6 million, at March 31, 2016 and December 31, 2015, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At March 31, 2016, the Company’s net derivative liability position with that counterparty of $0.1 million was comprised of a net derivative liability position of $1.2 million and cash margin received of $4.0 million, partially offset by $5.1 million of over-collateralized positions associated with the master repurchase agreement.
During the first quarter of 2016 the Company entered into a master netting arrangement with another of the Company’s counterparties, which also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with the same counterparty. At March 31, 2016, the Company’s net derivative liability position with that counterparty was $0.3 million. Under the master netting arrangement, the Company is able to utilize certain over-collateralized positions and excess cash deposited with the counterparty associated with the master repurchase agreement to reduce potential cash margin posting requirements on derivative transactions. At March 31, 2016 there were $17.7 million of over-collateralized positions and $55.6 million in excess cash deposited with the counterparty related to the master repurchase agreement. The master netting agreement does not obligate the counterparty to transfer cash margin to the Company related to the master repurchase agreement over-collateralization and excess cash positions.
Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 4 for a summary of the gains and losses on freestanding derivatives.
6. Servicing of Residential Loans
The Company provides servicing of residential loans and real estate owned for itself and third-party credit owners. The Company’s total servicing portfolio consists of accounts serviced for others for which servicing rights have been capitalized, accounts sub-serviced for others, as well as residential loans and real estate owned recognized on the consolidated balance sheets.
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	March 31, 2016		December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners (1)
Capitalized servicing rights (2)	1,635,264	$198,048,307	1,637,541	$197,154,579
Capitalized sub-servicing (3)	153,069	8,744,644	159,368	9,053,755
Sub-servicing (4)	387,366	56,351,498	346,755	47,734,378
Total third-party servicing portfolio	2,175,699	263,144,449	2,143,664	253,942,712
On-balance sheet residential loans and real estate owned	99,689	12,529,075	102,044	12,705,532
Total servicing portfolio (5)	2,275,388	$275,673,524	2,245,708	$266,648,244
__________

(1)	Includes real estate owned serviced for third parties.

(2)	At March 31, 2016 and December 31, 2015, includes $1.7 billion in unpaid principal balance associated with servicing rights sold legally to WCO.

(3)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(4)	Includes $6.5 billion and $6.6 billion in unpaid principal balance of sub-servicing performed for WCO at March 31, 2016 and December 31, 2015, respectively.

(5)	Excludes charged-off loans managed by the Servicing segment.

Net Servicing Revenue and Fees
The Company services loans for itself, as well as for third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Servicing fees (1) (2)	$177,754	$171,732
Incentive and performance fees (1)	19,772	31,738
Ancillary and other fees (1) (3)	24,609	25,483
Servicing revenue and fees	222,135	228,953
Amortization of servicing rights (4)	(4,611)	(7,013)
Change in fair value of servicing rights	(326,580)	(129,235)
Change in fair value of servicing rights related liabilities (2) (5)	3,294	(1,818)
Net servicing revenue and fees	$(105,762)	$90,887
__________

(1)
Includes sub-servicing fees, incentive and performance fees, and ancillary and other fees related to servicing assets held by WCO of $1.0 million, less than $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2016.

(2)	The three months ended March 31, 2016 includes a pass-through of $1.2 million relating to servicing rights sold to WCO.

(3)	Includes late fees of $15.8 million and $14.5 million for the three months ended March 31, 2016 and 2015, respectively.

(4)	The three months ended March 31, 2016 include $1.2 million in amortization of a servicing liability.

(5)
Includes interest expense on servicing rights related liabilities which represents the accretion of fair value of $3.9 million and $2.6 million, for the three months ended March 31, 2016 and 2015, respectively.

Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$99,302	$7,258	$121,364	$9,311
Amortization of servicing rights	(5,387)	(460)	(6,458)	(555)
Balance at end of the period	$93,915	$6,798	$114,906	$8,756
Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. At March 31, 2016, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $111.5 million and $11.1 million, respectively. At December 31, 2015, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $117.3 million and $11.1 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.

The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	March 31, 2016
	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	5.4	2.9
Weighted-average discount rate	12.06%	15.00%
Conditional prepayment rate (2)	6.92%	N/A
Conditional default rate (2)	2.29%	N/A
Conditional repayment rate (3)	N/A	29.37%
__________

(1)
Represents the remaining weighted-average life of the related unpaid principal balance of the underlying collateral adjusted for assumptions for conditional repayment rate, conditional prepayment rate and conditional default rate, as applicable.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

(3)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.
The valuation of servicing rights is affected by the underlying assumptions above. Should the actual performance and timing differ materially from the Company’s projected assumptions, the estimate of fair value of the servicing rights could be materially different.
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Balance at beginning of the period (1)	$1,682,016	$1,599,541
Purchases	19,637	27,713
Servicing rights capitalized upon sales of loans	52,258	72,301
Change in fair value due to:
Changes in valuation inputs or other assumptions (2)	(258,460)	(74,534)
Other changes in fair value (3)	(68,120)	(54,701)
Total change in fair value	(326,580)	(129,235)
Balance at end of the period (1)	$1,427,331	$1,570,320
__________

(1)	At March 31, 2016 and December 31, 2015, includes $13.8 million and $16.9 million, respectively, in servicing rights that were sold to WCO and accounted for as a financing.

(2)	Represents the change in fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(3)	Represents the realization of expected cash flows over time.

The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions which are described at Note 4. Should the actual performance and timing differ materially from the Company's projected assumptions, the estimate of fair value of the servicing rights could be materially different.
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	March 31, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	10.96%	$(57,789)	$(111,248)	10.88%	$(68,874)	$(132,645)
Weighted-average conditional prepayment rate	11.31%	(65,022)	(124,985)	9.94%	(63,884)	(123,173)
Weighted-average conditional default rate	0.92%	(26,090)	(53,175)	1.06%	(21,208)	(43,576)
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

	For the Three Months Ended March 31,
	2016	2015
Weighted-average life in years	6.1	6.8
Weighted-average discount rate	13.19%	9.38%
Weighted-average conditional prepayment rate	9.68%	7.98%
Weighted-average conditional default rate	0.32%	0.77%

7. Payables and Accrued Liabilities
Payables and accrued liabilities consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Accounts payable and accrued liabilities	$145,507	$113,325
Curtailment liability	114,957	115,453
Employee-related liabilities	60,629	95,926
Payables to insurance carriers	58,441	63,410
Originations liability	54,866	48,930
Loans subject to repurchase from Ginnie Mae	36,913	22,507
Servicing rights and related advance purchases payable	36,153	21,649
Accrued interest payable	23,826	9,819
Derivative instruments	20,795	6,475
Uncertain tax positions (1)	11,111	64,554
Margin payable on derivative instruments	3,958	10,101
Acquisition related escrow funds payable to sellers	2,156	10,236
Other	60,441	57,595
Total payables and accrued liabilities	$629,753	$639,980
__________

(1)
During the year ended December 31, 2015, the Company determined that a tax accounting method as employed was not more likely than not to be realized, and therefore derecognized the tax position with an offsetting deferred tax asset recorded related to servicing rights. The Company filed for an accounting method change with the IRS during the first quarter of 2016 and, as a result, this uncertain tax position was reversed.

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
In the fourth quarter of 2015, the Company made a decision to exit the consumer retail channel of the Originations segment beginning in January 2016. As a result of this decision, the Company incurred $1.2 million in costs during the fourth quarter of 2015 and $1.8 million in costs during the three months ended March 31, 2016. The Company expects to incur additional costs relating to such exit of approximately $0.6 million during the second quarter of 2016. The actions to improve efficiencies, re-brand the originations business, restructure the servicing operations and exit from the consumer retail channel are collectively referred to as the 2015 Actions herein.
In addition, during the first quarter of 2016, the Company initiated actions in connection with its continued efforts to enhance efficiencies and streamline processes which included various organizational changes to scale the Company's leadership team and support functions to further align with the Company's business needs. These actions resulted in costs relating to the termination of certain employees. The Company will continue to evaluate other opportunities for further cost reductions which may result in future costs associated with exit activities being incurred. These actions are collectively referred to as the 2016 Actions herein.
The costs resulting from the 2015 Actions and the 2016 Actions are recorded in salaries and benefits and general and administrative expenses on the Company's consolidated statements of comprehensive loss.

The following table presents the current period activity in the accrued restructuring liability resulting from each of the 2015 Actions and 2016 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	For the Three Months Ended March 31, 2016
	2015 Actions	2016 Actions	Total
Balance at January 1, 2016	$4,183	$—	$4,183
Charges
Severance and related costs	1,261	2,094	3,355
Office closures and other costs	549	—	549
Total charges	1,810	2,094	3,904
Cash payments or other settlements
Severance and related costs	(2,299)	(1,165)	(3,464)
Office closures and other costs	(1,046)	—	(1,046)
Total cash payments or other settlements	(3,345)	(1,165)	(4,510)
Balance at March 31, 2016	$2,648	$929	$3,577

Cumulative charges incurred
Severance and related costs	$7,267	$2,094	$9,361
Office closures and other costs	6,104	—	6,104
Total cumulative charges incurred	$13,371	$2,094	$15,465

Total expected costs to be incurred	$13,948	$2,094	$16,042

The following table presents the current period activity for each of the 2015 Actions and 2016 Actions described above by reportable segment (in thousands):

	For the Three Months Ended March 31, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Balance at January 1, 2016
2015 Actions	$1,174	$1,663	$1,346	$—	$4,183
2016 Actions	—	—	—	—	—
Total balance at January 1, 2016	1,174	1,663	1,346	—	4,183
Charges
2015 Actions	14	1,796	—	—	1,810
2016 Actions	1,867	—	—	227	2,094
Total charges	1,881	1,796	—	227	3,904
Cash payments or other settlements
2015 Actions	(436)	(1,747)	(1,162)	—	(3,345)
2016 Actions	(1,103)	—	—	(62)	(1,165)
Total cash payments or other settlements	(1,539)	(1,747)	(1,162)	(62)	(4,510)
Balance at March 31, 2016
2015 Actions	752	1,712	184	—	2,648
2016 Actions	764	—	—	165	929
Total balance at March 31, 2016	$1,516	$1,712	$184	$165	$3,577

Total cumulative charges incurred
2015 Actions	$6,476	$4,404	$1,640	$851	$13,371
2016 Actions	1,867	—	—	227	2,094
Total cumulative charges incurred	$8,343	$4,404	$1,640	$1,078	$15,465

Total expected costs to be incurred
2015 Actions	$6,476	$4,981	$1,640	$851	$13,948
2016 Actions	1,867	—	—	227	2,094
Total expected costs to be incurred	$8,343	$4,981	$1,640	$1,078	$16,042

8. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.5 billion at March 31, 2016 and are secured by certain residential loans and real estate owned. At March 31, 2016, the interest rates on the facilities are primarily based on LIBOR plus between 2.10% and 3.13%, and have various expiration dates through March 2017. At March 31, 2016, $1.0 billion of the outstanding borrowings were secured by $1.1 billion in originated and purchased residential loans and $164.6 million of outstanding borrowings were secured by $189.7 million in repurchased HECMs and real estate owned.
Borrowings utilized to fund the origination and purchase of residential loans are due upon the earlier of sale or securitization of the loan or within 60 to 90 days of borrowing. On average, the Company sells or securitizes these loans within 20 days of borrowing. Borrowings utilized to repurchase HECMs and real estate owned are due upon the earlier of receipt of claim proceeds from HUD or receipt of proceeds from liquidation of the related real estate owned. In any event, borrowings associated with repurchased HECMs are due within 364 days of borrowing while borrowings relating to repurchased real estate owned are due, depending on the agreement, within 180 days or 364 days. In accordance with the terms of the agreements, the Company may be required to post cash collateral should the fair value of the pledged assets decrease below certain contractual thresholds. The Company is exposed to counterparty credit risk associated with the repurchase agreements in the event of non-performance by the counterparties. The amount at risk during the term of the repurchase agreement is equal to the difference between the amount borrowed by the Company and the fair value of the pledged assets. The Company mitigates this risk through counterparty monitoring procedures, including monitoring of the counterparties' credit ratings and review of their financial statements.
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
For the quarter ended March 31, 2016, two of Ditech Financial's master repurchase agreements were amended to allow for an adjusted pre-tax loss (as determined pursuant to each respective agreement) not to exceed a specified maximum adjusted pre-tax loss for the current quarter under their respective minimum profitability covenants. Without these amendments, Ditech Financial would have been required to have earned a specified adjusted pre-tax income as defined in the terms of each agreement for the quarter ended March 31, 2016 under such covenants and, therefore, would not have been in compliance with these covenants for the quarter.
As a result of Ditech Financial obtaining these amendments, Ditech Financial was in compliance with all financial covenants relating to master repurchase agreements at March 31, 2016.
For the quarter ended March 31, 2016, one of RMS’s master repurchase agreements was amended to allow for a lower adjusted EBITDA (as determined pursuant to this agreement) for each of the first quarter and second quarter of 2016 under such agreement’s profitability covenant. Without this amendment, RMS would have been required to have a higher adjusted EBITDA as defined in the agreement for the quarter ended March 31, 2016 under this covenant and, therefore, would not have been in compliance with such covenant for the current quarter.
As a result of RMS obtaining this amendment, RMS was in compliance with all financial covenants relating to master repurchase agreements at March 31, 2016.

9. Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations shown on the consolidated statements of comprehensive loss (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Basic loss per share
Net loss available to common stockholders (numerator)	$(172,702)	$(31,008)
Weighted-average common shares outstanding (denominator)	35,579	37,718
Basic loss per common and common equivalent share	$(4.85)	$(0.82)

Diluted loss per share
Net loss available to common stockholders (numerator)	$(172,702)	$(31,008)
Weighted-average common shares outstanding	35,579	37,718
Add: Effect of dilutive stock options, non-participating securities, and convertible notes	—	—
Diluted weighted-average common shares outstanding (denominator)	35,579	37,718
Diluted loss per common and common equivalent share	$(4.85)	$(0.82)
A portion of the Company’s unvested RSUs during the three months ended March 31, 2015 were participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, as was the case for the period above, no effect is given to the participating securities because they do not share in the losses of the Company.
The following table summarizes anti-dilutive securities excluded from the computation of dilutive loss per share (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Outstanding share-based compensation awards
Stock options	2,876	2,290
Performance shares (1)	—	—
Restricted stock units	631	208
Assumed conversion of Convertible Notes	4,932	4,932
__________

(1)	Performance shares represent the number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
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

10. Segment Reporting
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

	For the Three Months Ended March 31, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$(63,255)	$100,277	$44,095	$30	$(14,376)	$66,771
Income (loss) before income taxes	(256,321)	16,401	5,027	(43,998)	—	(278,891)

	For the Three Months Ended March 31, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2)	$143,763	$130,300	$43,927	$3,293	$(10,426)	$310,857
Income (loss) before income taxes	(50,672)	41,798	(13,457)	(27,347)	—	(49,678)
__________

(1)
With the exception of $3.2 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively, associated with intercompany activity with the Originations segment and the Other non-reportable segment, all net servicing revenue and fees of the Servicing segment were derived from external customers, including WCO. Included in these revenues for the three months ended March 31, 2016, are late fees of $1.0 million recorded by the Servicing segment which were waived as an incentive for borrowers refinancing their loans. These fees reduced the gain on sale of loans recognized by the Originations segment. All net servicing revenue and fees of the Company's Reverse Mortgage segment were derived from external customers.

(2)
The Company's Servicing segment includes other revenues of $11.5 million and $8.1 million for the three months ended March 31, 2016 and 2015, respectively, associated with fees earned for certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio. Beginning in the first quarter of 2016, the Servicing segment increased the fee per origination charged to the Originations segment to reflect current market pricing. As a result of the change in fee, these intersegment revenues increased by $3.5 million.

(3)
The Company’s Originations segment includes other revenues of $0.7 million for the three months ended March 31, 2016 associated with fees earned for supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights.

11. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in seven securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million drawn under LOCs issued by such third party as credit enhancements to such trusts. The total amount available on these LOCs for these trusts was $258.9 million at March 31, 2016. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitization trusts, the Company does not expect that the final $165.0 million of capacity under the LOCs will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.
Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company determined that it is the primary beneficiary of these securitization trusts and as a result, has consolidated these trusts. The Company is required to call these securitizations when each loan pool falls to 10% of the original principal amount and expects to begin to make such calls in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.7 million. The Company estimates call obligations of $101.1 million, $253.2 million and $63.4 million during the years ending December 31, 2017, 2018 and 2019, respectively.
Unfunded Commitments
Reverse Mortgage Loans
At March 31, 2016, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.3 billion and similar commitments on fixed-rate reverse loans of $0.8 million, primarily in the form of undrawn lines-of-credit. The borrowing capacity includes $965.4 million in capacity that was available to be drawn by borrowers at March 31, 2016 and $331.0 million in capacity that will become eligible to be drawn by borrowers through the period ending April 1, 2017 assuming the loans remain performing. In addition, the Company has other commitments of $10.1 million to fund taxes and insurance on borrowers’ properties to the extent of amounts that were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the loan remains performing. The Company also had short-term commitments to lend $16.4 million and commitments to purchase and sell loans totaling $14.0 million and $42.0 million, respectively, at March 31, 2016, as well as other commitments to lend of $11.0 million.
Mortgage Loans
The Company had short-term commitments to lend $2.7 billion and commitments to purchase loans totaling $94.1 million at March 31, 2016. In addition, the Company had commitments to sell $4.2 billion and purchase $1.0 billion in mortgage-backed securities at March 31, 2016.
HMBS Issuer Obligations
As an HMBS issuer, the Company assumes certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 30 days of repurchase. Non-performing repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. The Company relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. During the three months ended March 31, 2016 and 2015, the Company repurchased $127.0 million and $56.6 million, respectively, in reverse loans and real estate owned from securitization pools. At March 31, 2016, the Company had $290.0 million in repurchased reverse loans and real estate owned. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods and are expected to continue to increase due to the increased flow of defaulted HECMs and real estate owned that have moved through the buyout process.

Mortgage Origination Contingencies
The Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional-conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, the Company generally has an obligation to cure the breach. In general, if the Company is unable to cure such breach, the purchaser of the loan may require the Company to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, the Company must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties.
The Company's representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At March 31, 2016, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $55.1 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through March 31, 2016 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company’s estimate of the liability associated with representations and warranties exposure was $27.1 million at March 31, 2016 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheet.
Servicing Contingencies
The Company’s servicing obligations are set forth in industry regulations established by HUD, the FHA, the VA, and other government agencies and in servicing and sub-servicing agreements with the applicable counterparties, such as Fannie Mae, Freddie Mac and other credit owners. Both the regulations and the servicing agreements provide that the servicer may be liable for failure to perform its servicing obligations and further provide remedies for certain servicer breaches.
Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $107.3 million at March 31, 2016 related to the foregoing which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. During the three months ended March 31, 2016, the Company recorded a provision, net of expected third party recoveries, related to the curtailment liability of $1.8 million. The Company has potential estimated maximum financial statement exposure for an additional $140.6 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).
Mortgage Loans
The Company had a curtailment obligation liability of $7.7 million at March 31, 2016 related to mortgage loan servicing which it assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
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
At March 31, 2016, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $52 million. In addition, the Company has recorded a receivable for a loss recovery where a recovery is deemed probable of $24 million due from insurers relating to the shareholder class action complaint detailed further below. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $13 million at March 31, 2016. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
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
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint named as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserted federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. On December 23, 2014, the court granted the defendants’ motions to dismiss and dismissed the amended complaint without prejudice. On January 6, 2015, plaintiffs filed a second amended complaint. The second amended complaint asserted the same legal claims and alleged that between May 9, 2012 and August 11, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls over financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Ditech Financial, the liabilities associated with the Company’s acquisition of RMS, and RMS's internal controls. The complaint sought class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and August 11, 2014. On January 23, 2015, all defendants moved to dismiss the second amended complaint. On June 30, 2015, the court issued a decision that granted the motions to dismiss in part and denied the motions in part. Among other things, the court dismissed the claims against Messrs. O’Brien, Cauthen, Dixon and Helm and the claims relating to statements about the Company’s acquisition of RMS. On July 10, 2015, plaintiffs filed a third amended complaint that, among other things, added certain allegations concerning the Company’s settlement with the FTC and CFPB. On July 24, 2015, the Company and Messrs. Anderson and Corey filed an answer to the third amended complaint, which denied the substantive allegations and asserted various defenses. On August 30, 2015, Plaintiffs filed a motion for class certification, which the court granted in substantial part on March 16, 2016. On April 15, 2016, the parties entered into an agreement to fully resolve all claims that were asserted or could have been asserted in the action for a total payment of $24 million, which is inclusive of plaintiffs’ attorneys’ fees and all other costs associated with the proposed settlement. Certain insurers for the Company have agreed to pay the full amount of the proposed settlement. The proposed settlement, which is subject to court approval, provides that defendants, including the Company, are not making any admission of liability or wrongdoing. The court has scheduled a hearing for June 10, 2016 to consider, among other things, the parties’ request to notify potential members of the class and to set a date for a final hearing to decide whether to approve the proposed settlement. The Company cannot provide any assurance as to the outcome of the action or that such an outcome will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.
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
On November 5, 2015, Walter Energy together with certain of its subsidiaries, entered into the Walter Energy Asset Purchase Agreement with Coal Acquisition, a Delaware limited liability company formed by members of Walter Energy’s senior lender group, pursuant to which, among other things, Coal Acquisition agreed to acquire substantially all of Walter Energy’s assets and assume certain liabilities, subject to, among other things, a number of closing conditions set forth therein. On January 8, 2016, after conducting a hearing, the Bankruptcy Court entered an order approving the sale of Walter Energy's assets to Coal Acquisition free and clear of all liens, claims, interests and encumbrances of the Debtors. The sale of such assets pursuant to the Walter Energy Asset Purchase Agreement was completed on March 31, 2016 and was conducted under the provisions of Sections 105, 363 and 365 of the Bankruptcy Code.
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
It is unclear whether claims made by the Company under the Tax Separation Agreement would be enforceable against Walter Energy in connection with, or following the conclusion of, the various Walter Energy bankruptcy proceedings described above or if such claims would be rejected or disallowed under bankruptcy law, and whether Walter Energy will have the ability to satisfy in part or in full the amount of any claims made by the Company under the Tax Separation Agreement or otherwise.
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
12. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the Senior Notes Indenture, certain existing and future 100% owned domestic subsidiaries of the Parent Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Parent Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Parent Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Parent Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
March 31, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$4,188	$188,230	$2,000	$—	$194,418
Restricted cash and cash equivalents	1,501	664,118	57,661	—	723,280
Residential loans at amortized cost, net	13,849	41,264	493,965	—	549,078
Residential loans at fair value	—	11,964,857	578,539	—	12,543,396
Receivables, net	47,159	164,767	15,220	—	227,146
Servicer and protective advances, net	—	484,733	1,067,663	33,792	1,586,188
Servicing rights, net	—	1,528,044	—	—	1,528,044
Goodwill	—	371,695	—	—	371,695
Intangible assets, net	—	75,570	5,337	—	80,907
Premises and equipment, net	1,737	102,627	—	—	104,364
Deferred tax assets, net	—	162,606	—	(14,392)	148,214
Other assets	34,010	174,528	14,667	—	223,205
Due from affiliates, net	640,059	—	—	(640,059)	—
Investments in consolidated subsidiaries and VIEs	2,127,943	136,746	—	(2,264,689)	—
Total assets	$2,870,446	$16,059,785	$2,235,052	$(2,885,348)	$18,279,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$67,076	$563,001	$6,625	$(6,949)	$629,753
Servicer payables	—	630,267	—	—	630,267
Servicing advance liabilities	—	228,522	973,514	—	1,202,036
Warehouse borrowings	—	1,201,788	—	—	1,201,788
Servicing rights related liabilities at fair value	—	105,559	—	—	105,559
Corporate debt	2,154,360	996	—	—	2,155,356
Mortgage-backed debt	—	—	1,025,704	—	1,025,704
HMBS related obligations at fair value	—	10,697,435	—	—	10,697,435
Deferred tax liabilities, net	16,973	—	595	(17,568)	—
Obligation to fund Non-Guarantor VIEs	—	39,990	—	(39,990)	—
Due to affiliates, net	—	549,036	91,023	(640,059)	—
Total liabilities	2,238,409	14,016,594	2,097,461	(704,566)	17,647,898

Stockholders' equity:
Total stockholders' equity	632,037	2,043,191	137,591	(2,180,782)	632,037
Total liabilities and stockholders' equity	$2,870,446	$16,059,785	$2,235,052	$(2,885,348)	$18,279,935

Condensed Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$4,016	$196,812	$2,000	$—	$202,828
Restricted cash and cash equivalents	10,512	639,151	58,436	—	708,099
Residential loans at amortized cost, net	14,130	26,713	500,563	—	541,406
Residential loans at fair value	—	12,147,423	526,016	—	12,673,439
Receivables, net	11,465	185,435	17,498	—	214,398
Servicer and protective advances, net	—	479,059	1,082,405	34,447	1,595,911
Servicing rights, net	—	1,788,576	—	—	1,788,576
Goodwill	—	367,911	—	—	367,911
Intangible assets, net	—	78,523	5,515	—	84,038
Premises and equipment, net	1,559	104,922	—	—	106,481
Deferred tax assets, net	—	132,687	—	(24,637)	108,050
Other assets	37,724	150,470	12,170	—	200,364
Due from affiliates, net	674,139	—	—	(674,139)	—
Investments in consolidated subsidiaries and VIEs	2,278,009	54,810	—	(2,332,819)	—
Total assets	$3,031,554	$16,352,492	$2,204,603	$(2,997,148)	$18,591,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$43,778	$596,764	$5,206	$(5,768)	$639,980
Servicer payables	—	603,692	—	—	603,692
Servicing advance liabilities	—	236,511	992,769	—	1,229,280
Warehouse borrowings	—	1,340,388	—	—	1,340,388
Servicing rights related liabilities at fair value	—	117,000	—	—	117,000
Corporate debt	2,156,944	480	—	—	2,157,424
Mortgage-backed debt	—	—	1,051,679	—	1,051,679
HMBS related obligations at fair value	—	10,647,382	—	—	10,647,382
Deferred tax liabilities, net	26,156	—	1,746	(27,902)	—
Obligation to fund Non-Guarantor VIEs	—	36,048	—	(36,048)	—
Due to affiliates, net	—	579,715	94,423	(674,138)	—
Total liabilities	2,226,878	14,157,980	2,145,823	(743,856)	17,786,825

Stockholders' equity:
Total stockholders' equity	804,676	2,194,512	58,780	(2,253,292)	804,676
Total liabilities and stockholders' equity	$3,031,554	$16,352,492	$2,204,603	$(2,997,148)	$18,591,501

Condensed Consolidating Statement of Comprehensive Loss
For the Three Months Ended March 31, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$(103,475)	$—	$(2,287)	$(105,762)
Net gains on sales of loans	—	84,477	—	—	84,477
Interest income on loans	317	104	11,750	—	12,171
Net fair value gains on reverse loans and related HMBS obligations	—	35,208	—	—	35,208
Insurance revenue	—	9,495	1,068	(196)	10,367
Other revenues	(406)	31,514	15,616	(16,414)	30,310
Total revenues	(89)	57,323	28,434	(18,897)	66,771

EXPENSES
Salaries and benefits	12,510	120,129	—	—	132,639
General and administrative	11,241	133,817	3,135	(18,587)	129,606
Interest expense	35,896	11,573	17,616	(837)	64,248
Depreciation and amortization	189	14,055	179	—	14,423
Corporate allocations	(21,868)	21,868	—	—	—
Other expenses, net	271	1,239	996	—	2,506
Total expenses	38,239	302,681	21,926	(19,424)	343,422

OTHER GAINS (LOSSES)
Gain on extinguishment	928	—	—	—	928
Other net fair value gains (losses)	—	216	(2,360)	—	(2,144)
Other	—	(1,024)	—	—	(1,024)
Total other gains (losses)	928	(808)	(2,360)	—	(2,240)

Income (loss) before income taxes	(37,400)	(246,166)	4,148	527	(278,891)
Income tax expense (benefit)	2,534	(109,872)	948	201	(106,189)
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(39,934)	(136,294)	3,200	326	(172,702)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(132,768)	373	—	132,395	—
Net income (loss)	$(172,702)	$(135,921)	$3,200	$132,721	$(172,702)

Comprehensive income (loss)	$(172,677)	$(135,921)	$3,200	$132,721	$(172,677)

Condensed Consolidating Statement of Comprehensive Loss
For the Three Months Ended March 31, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$95,053	$56	$(4,222)	$90,887
Net gains on sales of loans	—	125,227	—	—	125,227
Interest income on loans	260	62	31,619	—	31,941
Net fair value gains on reverse loans and related HMBS obligations	—	30,774	—	—	30,774
Insurance revenue	—	12,922	1,422	(213)	14,131
Other revenues	2,978	15,625	18,877	(19,583)	17,897
Total revenues	3,238	279,663	51,974	(24,018)	310,857

EXPENSES
Salaries and benefits	5,113	142,061	54	—	147,228
General and administrative	8,652	129,111	5,715	(14,831)	128,647
Interest expense	36,734	10,944	27,951	(758)	74,871
Depreciation and amortization	30	16,413	189	—	16,632
Corporate allocations	(12,744)	12,744	—	—	—
Other expenses, net	273	930	2,844	—	4,047
Total expenses	38,058	312,203	36,753	(15,589)	371,425

OTHER GAINS (LOSSES)
Other net fair value losses	—	(234)	(638)	—	(872)
Other	11,762	—	—	—	11,762
Total other gains (losses)	11,762	(234)	(638)	—	10,890

Income (loss) before income taxes	(23,058)	(32,774)	14,583	(8,429)	(49,678)
Income tax expense (benefit)	(4,892)	(11,478)	1,068	(3,368)	(18,670)
Income (loss) before equity in earnings (loss) of consolidated subsidiaries and VIEs	(18,166)	(21,296)	13,515	(5,061)	(31,008)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(12,842)	5,823	—	7,019	—
Net income (loss)	$(31,008)	$(15,473)	$13,515	$1,958	$(31,008)

Comprehensive income (loss)	$(30,981)	$(15,473)	$13,515	$1,958	$(30,981)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(38,544)	$215,307	$25,972	$—	$202,735

Investing activities
Purchases and originations of reverse loans held for investment	—	(181,167)	—	—	(181,167)
Principal payments received on reverse loans held for investment	—	197,883	—	—	197,883
Principal payments received on mortgage loans held for investment	266	—	22,059	—	22,325
Payments received on charged-off loans held for investment	—	7,000	—	—	7,000
Payments received on receivables related to Non-Residual Trusts	—	—	1,957	—	1,957
Proceeds from sales of real estate owned, net	(38)	20,510	937	—	21,409
Purchases of premises and equipment	(411)	(11,242)	—	—	(11,653)
Decrease (increase) in restricted cash and cash equivalents	9,011	207	(170)	—	9,048
Payment for acquisition of business	—	(1,947)	—	—	(1,947)
Acquisitions of servicing rights, net	—	(6,571)	—	—	(6,571)
Capital contributions to subsidiaries and VIEs	—	(651)	—	651	—
Returns of capital from subsidiaries and VIEs	2,114	670	—	(2,784)	—
Change in due from affiliates	33,543	(1,176)	(3,196)	(29,171)	—
Other	82	(419)	—	—	(337)
Cash flows provided by investing activities	44,567	23,097	21,587	(31,304)	57,947

Financing activities
Payments on corporate debt	—	(210)	—	—	(210)
Extinguishments and settlement of debt	(6,327)	—	—	—	(6,327)
Proceeds from securitizations of reverse loans	—	202,947	—	—	202,947
Payments on HMBS related obligations	—	(271,013)	—	—	(271,013)
Issuances of servicing advance liabilities	—	68,035	373,889	—	441,924
Payments on servicing advance liabilities	—	(76,024)	(393,811)	—	(469,835)
Net change in warehouse borrowings related to mortgage loans	—	(214,510)	—	—	(214,510)
Net change in warehouse borrowings related to reverse loans	—	75,910	—	—	75,910
Proceeds from sale of servicing rights	—	2,968	—	—	2,968
Payments on servicing rights related liabilities	—	(4,250)	—	—	(4,250)
Payments on mortgage-backed debt	—	—	(25,203)	—	(25,203)
Other debt issuance costs paid	—	(1,000)	(31)	—	(1,031)
Capital contributions	—	—	651	(651)	—
Capital distributions	—	(69)	(2,715)	2,784	—
Change in due to affiliates	641	(29,643)	(169)	29,171	—
Other	(165)	(127)	(170)	—	(462)
Cash flows used in financing activities	(5,851)	(246,986)	(47,559)	31,304	(269,092)

Net increase (decrease) in cash and cash equivalents	172	(8,582)	—	—	(8,410)
Cash and cash equivalents at the beginning of the period	4,016	196,812	2,000	—	202,828
Cash and cash equivalents at the end of the period	$4,188	$188,230	$2,000	$—	$194,418

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(28,684)	$57,882	$91,852	$—	$121,050

Investing activities
Purchases and originations of reverse loans held for investment	—	(428,350)	—	—	(428,350)
Principal payments received on reverse loans held for investment	—	152,195	—	—	152,195
Principal payments received on mortgage loans held for investment	336	—	41,091	—	41,427
Payments received on charged-off loans held for investment	—	6,372	—	—	6,372
Payments received on receivables related to Non-Residual Trusts	—	—	2,020	—	2,020
Proceeds from sales of real estate owned, net	(5)	15,195	2,521	—	17,711
Purchases of premises and equipment	(45)	(3,641)	—	—	(3,686)
Decrease (increase) in restricted cash and cash equivalents	(1)	1,223	(980)	—	242
Payments for acquisitions of businesses	—	(2,809)	—	—	(2,809)
Acquisitions of servicing rights, net	—	(53,919)	—	—	(53,919)
Proceeds from sale of investment	14,376	—	—	—	14,376
Capital contributions to subsidiaries and VIEs	(4,211)	(3,082)	—	7,293	—
Returns of capital from subsidiaries and VIEs	8,067	4,397	—	(12,464)	—
Change in due from affiliates	17,981	13,612	(14,440)	(17,153)	—
Other	11,662	1,436	—	—	13,098
Cash flows provided by (used in) investing activities	48,160	(297,371)	30,212	(22,324)	(241,323)

Financing activities
Payments on corporate debt	(3,750)	(522)	—	—	(4,272)
Proceeds from securitizations of reverse loans	—	457,448	—	—	457,448
Payments on HMBS related obligations	—	(195,783)	—	—	(195,783)
Issuances of servicing advance liabilities	—	56,730	118,995	—	175,725
Payments on servicing advance liabilities	—	(68,246)	(188,560)	—	(256,806)
Net change in warehouse borrowings related to mortgage loans	—	29,235	—	—	29,235
Net change in warehouse borrowings related to reverse loans	—	(18,648)	—	—	(18,648)
Payments on servicing rights related liabilities	—	(2,199)	—	—	(2,199)
Payments on mortgage-backed debt	—	—	(45,050)	—	(45,050)
Other debt issuance costs paid	—	(1,462)	(156)	—	(1,618)
Capital contributions	—	4,135	3,158	(7,293)	—
Capital distributions	—	(1,479)	(10,985)	12,464	—
Change in due to affiliates	827	(18,142)	162	17,153	—
Other	138	—	418	—	556
Cash flows provided by (used in) financing activities	(2,785)	241,067	(122,018)	22,324	138,588

Net increase in cash and cash equivalents	16,691	1,578	46	—	18,315
Cash and cash equivalents at the beginning of the period	3,162	311,810	5,203	—	320,175
Cash and cash equivalents at the end of the period	$19,853	$313,388	$5,249	$—	$338,490

13. Related-Party Transactions
WCO was established to invest in mortgage-related assets. The Company's investment in WCO was $21.1 million and $22.6 million at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded a loss of $0.5 million and income of $0.2 million, respectively, relating to its investment in WCO. Additionally, the Company received a dividend of $1.0 million from WCO during the three months ended March 31, 2016.
The Company’s subsidiary, GTIM, earns fees for providing investment advisory and management services to WCO and administering its business activities and day-to-day operations. During the three months ended March 31, 2016 and 2015, the Company earned $0.4 million and $0.1 million, respectively, in fees associated with these activities which are recorded in other revenues on the consolidated statements of comprehensive loss. The Company had $0.4 million in receivables related to fees earned for investment advisory and management services provided to WCO included in receivables, net on the consolidated balance sheets at March 31, 2016 and December 31, 2015.
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
Sub-servicing fees from WCO were $1.0 million during the three months ended March 31, 2016 and are included in net servicing revenue and fees on the consolidated statement of comprehensive loss. In addition, the Company earned incentive and performance fees and ancillary and other fees related to servicing assets held by WCO of $0.2 million for the three months ended March 31, 2016, which are included in net servicing revenue and fees on the consolidated statement of comprehensive loss.
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
The following table presents the carrying amounts of the Company’s assets and liabilities that relate to WCO, as well as the size of the unconsolidated VIE (in thousands):

	Carrying Value of Assets and Liabilities Recorded on the Consolidated Balance Sheet
	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Other Assets (1)	Payables and Accrued Liabilities	Servicing Rights Related Liabilities	Net Liabilities (2)	Size of VIE (3)
March 31, 2016	$13,763	$6,303	$7,344	$22,110	$(5,140)	$(105,559)	$(61,179)	$214,975
December 31, 2015	16,889	7,015	9,814	$23,578	$(4,500)	(117,000)	(64,204)	228,361
__________

(1)	Other assets at March 31, 2016 and December 31, 2015 primarily include the Company's investment in WCO.

(2)	At March 31, 2016 and December 31, 2015, the Company had no net exposure to loss as it relates to transactions with WCO as a result of its net liabilities due to WCO.

(3)	The size of the VIE is deemed to be WCO's net assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms "Walter Investment," the "Company," "we," "us," and "our" as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that Annual Report on Form 10-K. Historical results and trends discussed herein and therein may not be indicative of future operations, particularly in light of regulatory developments. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, reflect management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors. We use certain acronyms and terms throughout this Quarterly Report on Form 10-Q that are defined in the Glossary of Terms of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our website can be found at www.walterinvestment.com. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on “Investor Relations” and then click on "SEC Filings." We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Ethics, our Corporate Governance Guidelines, and charters for our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, Finance Committee, and Compliance Committee. In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “targets,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 and in our other filings with the SEC.
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

•	our ability to comply with the terms of the stipulated order resolving allegations arising from an FTC and CFPB investigation of Ditech Financial;

•	operational risks inherent in the mortgage servicing and mortgage originations businesses, including our ability to comply with the various contracts to which we are a party and reputational risks;

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

•
our ability to achieve our strategic initiatives, particularly our ability to: execute and complete balance sheet management activities; execute and realize improvements relating to our re-engineering project; make arrangements with potential capital partners; complete sales of assets to, and enter into other arrangements with, WCO; increase the mix of our fee-for-service business; reduce our debt; enhance efficiencies and streamline processes; and develop new business, including acquisitions of MSRs or entering into new sub-servicing arrangements;

•
uncertainties relating to the potential sale of substantially all of our insurance business, including (i) the outcome of an on-going review of aspects of such potential sale by certain regulatory authorities, (ii) our ability to finalize and execute agreements relating to such potential sale, and (iii) our ability to complete such potential sale;

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

•	risks and potential costs associated with the implementation of new technology such as MSP, the use of vendors or the transfer of our servers or other infrastructure to new data center facilities;

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•	uncertainties regarding impairment charges relating to our goodwill or other intangible assets;

•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	our ability to manage conflicts of interest relating to our investment in WCO and maintain our relationship with WCO; and

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

Executive Summary
The Company
We are a diversified mortgage banking firm focused primarily on servicing and originating residential loans, including reverse loans. We service a wide array of loans across the credit spectrum for our own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. Through our consumer and correspondent lending channels, we originate and purchase residential loans that we predominantly sell to GSEs and government entities. In addition, we operate several other complementary businesses that include managing a portfolio of credit-challenged, non-conforming residential mortgage loans; an insurance agency serving borrowers and credit owners of our servicing portfolio; a post charge-off collection agency; and an asset management business through our SEC registered investment advisor. These supplemental businesses allow us to leverage our core servicing capabilities and consumer base to generate complementary revenue streams.
At March 31, 2016, we serviced 2.3 million residential loans with a total unpaid principal balance of $275.7 billion. We have been one of the 10 largest residential loan servicers in the U.S. by unpaid principal balance for the past three years according to Inside Mortgage Finance. Our originations business originated $5.0 billion in mortgage loan volume during the first quarter of 2016, ranking it in the top 20 originators nationally by unpaid principal balance according to Inside Mortgage Finance. Our reverse mortgage business is a leading integrated franchise in the reverse mortgage sector and, according to an industry source, was the sixth leading issuer of HMBS during the first quarter of 2016.
During the three months ended March 31, 2016, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio: $4.4 billion relating to acquired servicing rights, $9.9 billion relating to sub-servicing contracts and $3.5 billion relating to servicing rights capitalized upon sales of mortgage loans, while also adding $664.4 million to our third-party reverse loan servicing portfolio. Our third-party mortgage loan and reverse mortgage servicing portfolio was reduced by $9.2 billion of unpaid principal balance in payoffs and sales, net of recapture activities, during the three months ended March 31, 2016. In the same period, we originated and purchased $184.4 million in reverse mortgage volume and issued $187.9 million in HMBS.
Our mortgage loan originations business diversifies our revenue base and offers various sources for replenishing and growing the Company's servicing portfolio. During the three months ended March 31, 2016, we originated $1.8 billion of mortgage loans, the majority of which resulted from retention activities associated with our existing servicing portfolio. Through our retention activities, we assist consumers in refinancing their loans, which reduces the runoff on our existing servicing portfolio. In addition, we purchased $3.2 billion of mortgage loans through our correspondent channel during the three months ended March 31, 2016. Substantially all of these purchased and originated mortgage loans were added to our servicing portfolio upon loan sale.
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
Originations — Our Originations segment consists of operations that originate and purchase mortgage loans that are intended for sale to third parties. During the three months ended March 31, 2016, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 47% Fannie Mae conventional conforming loans, (ii) 39% Ginnie Mae loans, and (iii) 14% Freddie Mac conventional conforming loans.
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

Overview
Our profitability is dependent on our ability to generate revenue, primarily from our servicing and originations businesses. Our Servicing segment revenue is primarily impacted by the size and mix of our capitalized servicing and sub-servicing portfolios and is generated through servicing of mortgage loans for clients and/or credit owners. Net servicing revenue and fees includes the change in fair value of servicing rights carried at fair value and the amortization of all other servicing rights. Our servicing fee income generation is influenced by the level and timing of entrance into sub-servicing contracts and purchases and sales of servicing rights. The fair value of our servicing rights is largely dependent on the size of the related portfolio, discount rates and prepayment and default speeds. Our Originations segment revenue, which is primarily gains on sales of loans, is impacted by interest rates and the volume of loans locked as well as the margins earned in our origination channels. Gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by new origination reverse loan volume, draws on existing reverse loans and the fair value of reverse loans and HMBS.
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, the provision for uncollectible advances, curtailment, interest expense and other operating expenses. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.
Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our 2013 Revolver, master repurchase agreements, mortgage loan servicing advance facilities, issuance of HMBS and excess servicing spread financing arrangements. We may generate additional liquidity through sales of MSRs, any portion thereof, or other assets.
Financial Highlights
Total revenues for the three months ended March 31, 2016 were $66.8 million, which represented a decline of $244.1 million, or 79%, as compared to the same period of 2015. The decrease in revenue reflects a decrease of $196.6 million in net servicing revenue and fees, primarily driven by $197.3 million in higher fair value losses on servicing rights; $40.8 million in lower net gains on sales of loans; and $19.8 million in lower interest income on loans. These decreases were partially offset by a $12.4 million increase in other revenues, combined with $4.4 million in higher net fair value gains on reverse loans and related HMBS obligations.
We recorded fair value losses on our servicing rights carried at fair value primarily as a result of a higher assumed conditional prepayment rate used to value our servicing rights and higher realization of expected cash flows driven by declining interest rates. We had lower net gains on sales of loans due primarily to a lower volume of locked loans, offset partially by a shift in mix from the lower margin correspondent channel to the higher margin consumer channel. We had lower interest income on loans primarily due to the sale of our residual interest in seven of the Residual Trusts in the second quarter of 2015.
Total expenses for the three months ended March 31, 2016 were $343.4 million, which represented a decline of $28.0 million, or 8%, as compared to the same period of 2015. We incurred $14.6 million in lower salaries and benefits primarily due to a decrease in compensation, benefits and incentives resulting from a lower average headcount, a decrease in commissions due to lower originations volume, a decrease in health benefits related to lower claims experience for our self-insured plan, and a decrease in share-based compensation due to higher forfeitures, partially offset by an increase in severance. In addition, we incurred $11.0 million in lower interest expense related to mortgage-backed debt primarily due to the aforementioned sale of our residual interest in seven of the Residual Trusts.
Our cash flows provided by operating activities were $202.7 million during the three months ended March 31, 2016. We finished the three months ended March 31, 2016 with $194.4 million in cash and cash equivalents. Cash flows provided by operating activities increased by $81.7 million during the three months ended March 31, 2016 as compared to the same period of 2015. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by originations activities, resulting from a higher volume of loans sold in relation to originated loans. This increase was offset in part by a decrease in cash related to changes in assets and liabilities, including lower net collections of servicer and protective advances and a decrease in payables and accrued expenses.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.

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
Although we remain committed to expanding our servicing portfolio, we expect to limit our investment in mortgage servicing rights. We plan to seek to sell mortgage servicing rights owned by us to WCO or to other third parties. We generally seek to sell such assets on the basis that we are retained by the buyer to sub-service such rights; however, from time to time we may sell the servicing rights with servicing released. We may also seek to sell excess servicing spread or other similar assets. Our strategy for growing our servicing portfolio generally depends on being able to collaborate with owners of servicing rights in this manner. Our ability to effect such collaborations will depend on various factors such as the capital available to such parties, their ability to purchase servicing rights at a price attractive to them and agreement between us and them on the price and terms for our sub-servicing engagement. In April 2016, we signed a letter of intent to sell Fannie Mae mortgage servicing rights associated with an unpaid principal loan balance of $4.6 billion to a third party and expect to release servicing with respect to such mortgage servicing rights should this transaction be consummated. We expect to close on this transaction in the second quarter of 2016, subject to satisfaction of customary closing conditions.
In 2015, in connection with our focus on efficient use of capital, we monetized certain non-core assets. In April 2015, we sold the residual interests in seven of the Residual Trusts and in the first quarter of 2015 we sold an equity method investment, as described in Business Segment Results. Further, we continue to work on a potential sale of substantially all of our insurance business. We have entered into a non-binding letter of intent relating to such sale, and are in the process of negotiating final sale and other ancillary agreements with the buyer. Pursuant to such draft agreements we would, among other things, receive approximately $150 million from the buyer, which cash purchase price may be adjusted as specified in the draft agreements. We have also sought guidance on aspects of the proposed transaction from certain regulatory authorities and, once we have received sufficient input from such authorities, we will seek to finalize and execute the draft agreements. Because events could occur that could cause the proposed transaction to be modified or canceled, there can be no assurance that the sale will be consummated as currently contemplated under the draft agreements relating thereto, or at all. We may consider other asset sale opportunities if they arise.
During the three months ended March 31, 2016, we repurchased $7.2 million in principal balance of the 2013 Term Loan for $6.3 million as part of our efforts to strengthen the capital structure of the Company. We intend to pursue opportunities designed to further strengthen the Company’s capital structure through the efficient deployment of capital generated from contemplated future actions including the aforementioned potential sale of the insurance business, potential sales of mortgage servicing rights or excess servicing spread or other assets, as well as cash generated from our operations.
From time to time, we may look to selectively grow and add to our complementary businesses which leverage our core servicing portfolio and mortgage banking platform.
Operational Efficiency
In conjunction with our exit from the Originations segment's consumer retail channel in January 2016, we continued our expense reduction efforts and further reorganized Ditech Financial in an attempt to improve our efficiency. One-time costs associated with the measures taken in January 2016 were approximately $4 million. The consumer retail channel incurred a direct margin loss of approximately $11 million in 2015. In addition to the elimination of this loss in future annual periods, the January 2016 reorganization activities are expected to result in additional annual cost savings of approximately $17 million, with approximately $15 million to be realized in 2016. Further, as part of our ongoing technology improvement and customer experience enhancement initiatives, we commenced a project in February 2016 to review many of our operating processes. We expect to complete our initial review of such processes in the second quarter of 2016 and plan to move forward with implementation of identified action items thereafter.

While we have been successful in implementing certain cost saving initiatives and we plan to continue to take actions across our businesses to improve efficiency and reduce expense, certain other costs have risen or are expected to rise. For example, we have been making investments and taking other measures to enhance the structure and effectiveness of our compliance and risk processes and associated programs across the Company, with a view to driving continuous improvement in our compliance results. The mortgage industry generally, including our Company, is subject to extensive and evolving regulation and continues to be under scrutiny from federal and state regulators and other government agencies. This oversight has led, in our case, to ongoing investigations and examinations of several of our business areas, and we have been and will be required to dedicate internal and external resources to providing information to and otherwise cooperating with such regulators and government agencies. In addition, we have incurred, and expect that in the future we will incur, expenses (i) associated with the remediation or other resolution of findings or concerns raised by regulators, government agencies and customers, (ii) to enhance the effectiveness of our risk and compliance program and (iii) to otherwise rectify instances of operational issues and other events of noncompliance discovered through our compliance program or otherwise. These investments to enhance our compliance and risk processes are also intended to result in an improved customer experience and competitive advantage for our business.
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
As of March 31, 2016, WCO had aggregate total capital commitments of $245.0 million, of which approximately $220.0 million had been funded, including the entirety of our $20.0 million capital commitment. We also own warrants to purchase additional equity in WCO.
Concurrently with the first funding of WCO capital commitments in July 2014:

(i)
we entered into a management agreement with WCO pursuant to which GTIM was appointed the manager of WCO. Under the management agreement, GTIM provides investment advisory and management services to WCO and administers its business activities and day-to-day operations, including providing the management team of WCO (which is comprised of persons that are also officers and/or employees of the Company) and counseling WCO regarding its qualification as a REIT. GTIM provides its services under the management agreement subject to the supervision of WCO’s board of directors, which was comprised of four members as of March 31, 2016, one of which is also a director and officer of Walter Investment. Pursuant to the management agreement, GTIM is entitled to earn a base management fee and certain performance-based incentive fees. The management agreement has an initial four-year term, with automatic one-year renewal periods;

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
We have sold excess servicing spread and servicing rights to WCO and have been engaged by WCO to service whole loans and sub-service mortgage loans underlying mortgage servicing rights owned by WCO. We anticipate that we may enter into additional arrangements of this nature with WCO in the future, subject to mutual agreement on the terms of any such arrangements. However, WCO is not obligated to purchase excess servicing spread or servicing rights from us, to utilize us to service any whole loans it may acquire, or to utilize us to sub-service any servicing rights it may acquire from us or others. WCO has been seeking to raise additional debt and equity capital and has been considering other potential strategic transactions, including potential mergers and asset acquisitions. There can be no assurance WCO will successfully consummate any of these strategic transactions, and the impact, if any, of any such transactions on our business, financial condition and liquidity is uncertain.
Regulatory Developments
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
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about the regulatory framework under which we operate.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands)

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
REVENUES
Net servicing revenue and fees	$(105,762)	$90,887	$(196,649)	(216)%
Net gains on sales of loans	84,477	125,227	(40,750)	(33)%
Net fair value gains on reverse loans and related HMBS obligations	35,208	30,774	4,434	14%
Interest income on loans	12,171	31,941	(19,770)	(62)%
Insurance revenue	10,367	14,131	(3,764)	(27)%
Other revenues	30,310	17,897	12,413	69%
Total revenues	66,771	310,857	(244,086)	(79)%

EXPENSES
Salaries and benefits	132,639	147,228	(14,589)	(10)%
General and administrative	129,606	128,647	959	1%
Interest expense	64,248	74,871	(10,623)	(14)%
Depreciation and amortization	14,423	16,632	(2,209)	(13)%
Other expenses, net	2,506	4,047	(1,541)	(38)%
Total expenses	343,422	371,425	(28,003)	(8)%

OTHER GAINS (LOSSES)
Gain on extinguishment	928	—	928	n/m
Other net fair value losses	(2,144)	(872)	(1,272)	146%
Other	(1,024)	11,762	(12,786)	(109)%
Total other gains (losses)	(2,240)	10,890	(13,130)	(121)%

Loss before income taxes	(278,891)	(49,678)	(229,213)	461%
Income tax benefit	(106,189)	(18,670)	(87,519)	469%
Net loss	$(172,702)	$(31,008)	$(141,694)	457%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
Servicing fees	$177,754	$171,732	$6,022	4%
Incentive and performance fees	19,772	31,738	(11,966)	(38)%
Ancillary and other fees	24,609	25,483	(874)	(3)%
Servicing revenue and fees	222,135	228,953	(6,818)	(3)%
Changes in valuation inputs or other assumptions (1)	(258,460)	(74,534)	(183,926)	247%
Other changes in fair value (2)	(68,120)	(54,701)	(13,419)	25%
Change in fair value of servicing rights	(326,580)	(129,235)	(197,345)	153%
Amortization of servicing rights	(4,611)	(7,013)	2,402	(34)%
Change in fair value of servicing rights related liabilities	3,294	(1,818)	5,112	(281)%
Net servicing revenue and fees	$(105,762)	$90,887	$(196,649)	(216)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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
Servicing fees increased $6.0 million in the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by runoff of the servicing portfolio. Incentive and performance fees decreased $12.0 million in the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to lower modification fees, fees earned under HAMP, asset recovery income and real estate owned management fees. Ancillary and other fees remained relatively flat for the three months ended March 31, 2016 as compared to the same period of 2015. Refer to the Servicing segment section under our Business Segment Results section below for additional information on the changes in fair value relating to servicing rights and our servicing rights related liabilities.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $40.8 million for the three months ended March 31, 2016 as compared to the same period of 2015 primarily due to a lower volume of locked loans. Additionally, we had lower capitalized servicing rights due primarily to a lower volume of loans sold with servicing retained, coupled with a reduction in excess servicing retained on our sales transactions.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. During April 2015, we sold our residual interest in seven of the Residual Trusts, or sale of residual interests, and deconsolidated the assets and liabilities of these trusts. Interest income decreased $19.8 million for the three months ended March 31, 2016 as compared to the same period of 2015 primarily due to the aforementioned sale of our residual interests in 2015, runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.

Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015	Variance
Residential loans at amortized cost
Interest income	$12,171	$31,941	$(19,770)
Average balance (1)	549,878	1,316,410	(766,532)
Annualized average yield	8.85%	9.71%	(0.86)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the period.
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
Net fair value gains on reverse loans and related HMBS obligations increased $4.4 million during the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to a larger decrease in the interest rate curve in 2016 as compared to 2015, offset in part by lower origination volumes. Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $3.8 million for the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to the runoff of existing policies. In addition, in September 2015 we entered into an agreement to settle a litigation matter (which agreement remains subject to final court approval) pursuant to which we have agreed not to receive commissions as a result of the placement of certain lender-placed insurance policies for five years commencing 120 days from the effective date of the settlement.
Other Revenues
Other revenues consist primarily of the change in fair value of charged-off loans, origination fee income and other interest income. Other revenues increased $12.4 million for the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to $8.4 million in higher fair value gains relating to charged-off loans resulting from an increase in expected collections over time, and an increase in origination fee income of $7.0 million resulting from our having waived certain fees charged to borrowers refinancing mortgage loans during the first quarter of 2015, partially offset by a $2.9 million decrease in other interest income. Origination fee income was $11.6 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively.
Salaries and Benefits
Salaries and benefits decreased $14.6 million for the three months ended March 31, 2016 as compared to the same period of 2015 primarily due to a decrease in compensation, benefits and incentives resulting from a lower average headcount. In addition, we had a decrease in commissions due to lower originations volume, a decrease in health benefits related to lower claims experience for our self-insured plan, and a decrease in share-based compensation due to higher forfeitures, partially offset by an increase in severance. Headcount decreased by approximately 300 full time employees from approximately 6,000 at March 31, 2015 to approximately 5,700 at March 31, 2016.

General and Administrative
Refer to the Business Segment Results section below for additional information regarding general and administrative expenses for each of our segments.
Interest Expense
We incur interest expense on our corporate debt, mortgage-backed debt issued by the Residual Trusts, master repurchase agreements and servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense decreased for the three months ended March 31, 2016 as compared to the same period of 2015 driven by a decrease in interest expense related to mortgage-backed debt primarily as a result of the sale of our residual interests in April 2015, which required the deconsolidation of the related mortgage-backed debt, and the runoff of the overall related mortgage loan portfolio. Refer to the Liquidity and Capital Resources section below for additional information on our debt.
Provided below is a summary of the average balances of our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015	Variance
Corporate debt (1)
Interest expense	$35,897	$36,750	$(853)
Average balance (4)	2,184,415	2,269,144	(84,729)
Annualized average rate	6.57%	6.48%	0.09%

Servicing advance liabilities (2)
Interest expense	$11,182	$10,873	$309
Average balance (4)	1,234,580	1,343,368	(108,788)
Annualized average rate	3.62%	3.24%	0.38%

Master repurchase agreements (3)
Interest expense	$9,860	$8,911	$949
Average balance (4)	1,166,837	1,215,318	(48,481)
Annualized average rate	3.38%	2.93%	0.45%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$7,309	$18,337	$(11,028)
Average balance (5)	468,861	1,111,987	(643,126)
Annualized average rate	6.24%	6.60%	(0.36)%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes, and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Mortgage-backed debt of the Residual Trusts and servicing advance liabilities are held by our Servicing segment.

(3)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(4)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(5)	Average balance for mortgage-backed debt is calculated as the average carrying value at the beginning of each month during the period.
Gain on Extinguishment
During the three months ended March 31, 2016, we repurchased $7.2 million in principal balance of the 2013 Term Loan for $6.3 million resulting in a gain on extinguishment of $0.9 million.

Other Gains (Losses)
Other gains of $11.8 million for the three months ended March 31, 2015 relate to the sale of an investment accounted for using the equity method.
Income Tax Benefit
We calculate income tax benefit based on our estimated annual effective tax rate which takes into account all expected ordinary activity for the calendar year. Our effective tax rate will always differ from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses.
Income tax benefit increased $87.5 million for the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to an increase in loss before income taxes.
Non-GAAP Financial Measures
We manage our Company in three reportable segments: Servicing, Originations and Reverse Mortgage. We measure the performance of our business segments through the following measures: income (loss) before income taxes, Adjusted Earnings (Loss), and Adjusted EBITDA. Management considers Adjusted Earnings (Loss) and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of our business segments and of the Company as a whole, as well as for allocating capital resources to our segments. Adjusted Earnings (Loss) and Adjusted EBITDA are supplemental metrics utilized by management to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Adjusted Earnings (Loss) and Adjusted EBITDA are not presentations made in accordance with GAAP and our use of these measures and terms may vary from other companies in our industry.
Adjusted Earnings (Loss) is defined as income (loss) before income taxes plus changes in fair value due to changes in valuation inputs and other assumptions; certain depreciation and amortization costs related to the increased basis in assets (including servicing rights and sub-servicing contracts) acquired within business combination transactions (or step-up depreciation and amortization); goodwill impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries; share-based compensation expense; non-cash interest expense; restructuring costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily including severance; gain or loss on extinguishment of debt; the net impact of the Non-Residual Trusts; transaction and integration costs; and certain non-recurring costs. Adjusted Earnings (Loss) excludes unrealized changes in fair value of MSRs that are based on projections of expected future cash flows and prepayments. Adjusted Earnings (Loss) includes both cash and non-cash gains from mortgage loan origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Earnings (Loss) includes cash generated from reverse mortgage origination activities. Adjusted Earnings (Loss) may from time to time also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors with a supplemental means of evaluating our operating performance.
Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as income (loss) before income taxes; amortization of servicing rights and other fair value adjustments; interest expense on corporate debt; depreciation and amortization; goodwill impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries; share-based compensation expense; restructuring costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily the net provision for the repurchase of loans sold; non-cash interest income; severance; gain or loss on extinguishment of debt; interest income on unrestricted cash and cash equivalents; the net impact of the Non-Residual Trusts; the provision for loan losses; Residual Trust cash flows; transaction and integration costs; servicing fee economics; and certain non-recurring costs. Adjusted EBITDA includes both cash and non-cash gains from mortgage loan origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.
Adjusted Earnings (Loss) and Adjusted EBITDA should not be considered as alternatives to (i) net income (loss) or any other performance measures determined in accordance with GAAP or (ii) operating cash flows determined in accordance with GAAP. Adjusted Earnings (Loss) and Adjusted EBITDA have important limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Some of the limitations of these metrics are:

•
Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect cash expenditures for long-term assets and other items that have been and will be incurred, future requirements for capital expenditures or contractual commitments;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect certain tax payments that represent reductions in cash available to us;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect non-cash compensation which is and will remain a key element of our overall long-term incentive compensation package;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect the change in fair value due to changes in valuation inputs and other assumptions;

•	Adjusted EBITDA does not reflect the change in fair value resulting from the realization of expected cash flows; and

•
Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our servicing rights related liabilities and corporate debt, although it does reflect interest expense associated with our servicing advance liabilities, master repurchase agreements, mortgage-backed debt, and HMBS related obligations.

Because of these limitations, Adjusted Earnings (Loss) and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted Earnings (Loss) and Adjusted EBITDA only as supplements. Users of our financial statements are cautioned not to place undue reliance on Adjusted Earnings (Loss) and Adjusted EBITDA.
The following tables reconcile Adjusted Earnings (Loss) and Adjusted EBITDA to loss before income taxes, which we consider to be the most directly comparable GAAP financial measure to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Three Months Ended March 31, 2016
Loss before income taxes	$(278,891)
Adjustments to loss
Changes in fair value due to changes in valuation inputs and other assumptions (1)	240,329
Fair value to cash adjustment for reverse loans (2)	(17,709)
Step-up depreciation and amortization (3)	10,853
Restructuring costs (4)	3,904
Non-cash interest expense	2,838
Share-based compensation expense	859
Other (5)	9,155
Sub-total	250,229
Adjusted Loss	$(28,662)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(4)
Restructuring costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring costs incurred in the three months ended March 31, 2016 include those relating to our exit from the consumer retail channel of the Originations segment and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 7 in the Notes to Consolidated Financial Statements included in Item 1 for additional information.

(5)	Includes severance, gain on extinguishment of debt, the net impact of the Non-Residual Trusts; transaction and integration costs; and certain non-recurring costs.

Adjusted EBITDA

For the Three Months Ended March 31, 2016
Loss before income taxes	$(278,891)
Adjustments to EBITDA
Amortization of servicing rights and other fair value adjustments (1)	313,059
Interest expense	38,603
Fair value to cash adjustment for reverse loans (2)	(17,709)
Depreciation and amortization	14,423
Restructuring costs (3)	3,904
Share-based compensation expense	859
Other (4)	12,832
Sub-total	365,971
Adjusted EBITDA	$87,080
__________

(1)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)
Restructuring costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring costs incurred in the three months ended March 31, 2016 include those relating to our exit from the consumer retail channel of the Originations segment and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 7 in the Notes to Consolidated Financial Statements included in Item 1 for additional information.

(4)
Includes the net provision for the repurchase of loans sold, non-cash interest income, severance, gain on extinguishment of debt, interest income on unrestricted cash and cash equivalents, the net impact of the Non-Residual Trusts, the provision for loan losses, Residual Trust cash flows, transaction and integration costs; servicing fee economics; and certain non-recurring costs.

Business Segment Results
In calculating income (loss) before income taxes for our segments, we allocate indirect expenses to our business segments. Indirect expenses are allocated to our Servicing, Originations, Reverse Mortgage and certain non-reportable segments based on headcount.
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Refer below for further information on the results of operations for our Servicing, Originations and Reverse Mortgage segments. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes, refer to Note 10 in the Notes to Consolidated Financial Statements.

Reconciliation of GAAP Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(256,321)	$16,401	$5,027	$(43,998)	$(278,891)

Adjustments to income (loss)
Changes in fair value due to changes in valuation inputs and other assumptions	240,329	—	—	—	240,329
Fair value to cash adjustment for reverse loans	—	—	(17,709)	—	(17,709)
Step-up depreciation and amortization	6,734	295	895	—	7,924
Restructuring costs	1,881	1,796	—	227	3,904
Step-up amortization of sub-servicing rights	2,929	—	—	—	2,929
Non-cash interest expense	(29)	—	—	2,867	2,838
Share-based compensation expense	781	(587)	313	352	859
Other	2,504	—	1,048	5,603	9,155
Total adjustments	255,129	1,504	(15,453)	9,049	250,229
Adjusted Earnings (Loss)	(1,192)	17,905	(10,426)	(34,949)	(28,662)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	69,341	—	460	—	69,801
Interest expense on debt	2,735	—	—	33,030	35,765
Depreciation and amortization	4,047	2,050	393	9	6,499
Other	(335)	3,801	33	178	3,677
Total adjustments	75,788	5,851	886	33,217	115,742
Adjusted EBITDA	$74,596	$23,756	$(9,540)	$(1,732)	$87,080

	For the Three Months Ended March 31, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(50,672)	$41,798	$(13,457)	$(27,347)	$(49,678)

Adjustments to income (loss)
Changes in fair value due to changes in valuation inputs and other assumptions	73,771	—	—	—	73,771
Curtailment expense	—	—	16,074	—	16,074
Fair value to cash adjustment for reverse loans	—	—	(4,355)	—	(4,355)
Step-up depreciation and amortization	7,044	1,170	1,328	—	9,542
Restructuring costs	405	191	—	540	1,136
Step-up amortization of sub-servicing rights	4,887	—	—	—	4,887
Non-cash interest expense	755	—	—	2,564	3,319
Share-based compensation expense	2,005	797	536	85	3,423
Other	1,946	337	(1,399)	2,789	3,673
Total adjustments	90,813	2,495	12,184	5,978	111,470
Adjusted Earnings (Loss)	40,141	44,293	(1,273)	(21,369)	61,792

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	56,272	—	555	—	56,827
Interest expense on debt	2,596	—	1	34,170	36,767
Depreciation and amortization	4,429	2,017	640	4	7,090
Other	(318)	403	74	61	220
Total adjustments	62,979	2,420	1,270	34,235	100,904
Adjusted EBITDA	$103,120	$46,713	$(3)	$12,866	$162,696

Servicing
Provided below is a summary of results of operations, Adjusted Earnings (Loss) and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
Net servicing revenue and fees
Third parties	$(112,671)	$79,481	$(192,152)	(242)%
Intercompany	3,151	2,346	805	34%
Total net servicing revenue and fees	(109,520)	81,827	(191,347)	(234)%
Interest income on loans	12,158	31,916	(19,758)	(62)%
Insurance revenue	10,367	14,131	(3,764)	(27)%
Intersegment retention revenue	11,533	8,081	3,452	43%
Net losses on sales of loans	(4,536)	(91)	(4,445)	n/m
Other revenues	16,743	7,899	8,844	112%
Total revenues	(63,255)	143,763	(207,018)	(144)%
General and administrative and allocated indirect expenses	94,980	80,590	14,390	18%
Salaries and benefits	67,620	69,823	(2,203)	(3)%
Interest expense	18,562	29,225	(10,663)	(36)%
Depreciation and amortization	10,781	11,473	(692)	(6)%
Other expenses, net	1,214	3,090	(1,876)	(61)%
Total expenses	193,157	194,201	(1,044)	(1)%
Other net fair value gains (losses)	91	(234)	325	(139)%
Loss before income taxes	(256,321)	(50,672)	(205,649)	406%

Adjustments to loss
Changes in fair value due to changes in valuation inputs and other assumptions	240,329	73,771	166,558	226%
Step-up depreciation and amortization	6,734	7,044	(310)	(4)%
Step-up amortization of sub-servicing rights	2,929	4,887	(1,958)	(40)%
Restructuring costs	1,881	405	1,476	364%
Share-based compensation expense	781	2,005	(1,224)	(61)%
Non-cash interest expense	(29)	755	(784)	(104)%
Other	2,504	1,946	558	29%
Total adjustments	255,129	90,813	164,316	181%
Adjusted Earnings (Loss)	(1,192)	40,141	(41,333)	(103)%

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	69,341	56,272	13,069	23%
Depreciation and amortization	4,047	4,429	(382)	(9)%
Interest expense on debt	2,735	2,596	139	5%
Other	(335)	(318)	(17)	5%
Total adjustments	75,788	62,979	12,809	20%
Adjusted EBITDA	$74,596	$103,120	$(28,524)	(28)%

Mortgage Loan Servicing Portfolio
Our Servicing segment services loans for which we own the servicing right and on behalf of other servicing right or mortgage loan owners, which we refer to as “sub-servicing.” A sub-servicing asset (or liability) is recognized on our consolidated balance sheets when the sub-servicing fee is deemed to be greater (or lower) than adequate compensation for the servicing activities performed by the Company. No sub-servicing asset or liability is recorded if the amounts earned represent adequate compensation. Generally, no servicing asset or liability is recognized when we enter into new sub-servicing contracts; however, previously existing contracts acquired in a business combination may be deemed to provide greater (or lower) than adequate compensation as compared to market conditions at the time of the transaction.
Provided below are summaries of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	2,087,618	$244,124,312	2,142,689	$234,905,729
Loan sales with servicing retained	16,557	3,469,469	16,626	3,803,663
Other new business added (2)	78,849	14,264,595	14,340	3,541,923
Payoffs and sales, net (2) (3)	(64,316)	(8,766,833)	(69,459)	(8,971,933)
Balance at end of the period	2,118,708	253,091,543	2,104,196	233,279,382
On-balance sheet residential loans and real estate owned (4)	35,080	2,197,230	55,648	3,146,850
Total mortgage loan servicing portfolio	2,153,788	$255,288,773	2,159,844	$236,426,232
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

(3)
Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $1.7 billion and $1.6 billion for the three months ended March 31, 2016 and 2015, respectively.

(4)	On-balance sheet residential loans and real estate owned primarily includes mortgage loans held for sale as well as assets of the Non-Residual Trusts and Residual Trusts.
The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, of the total mortgage loan portfolio was 12.98% and 13.79% for the three months ended March 31, 2016 and 2015, respectively.
The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment. Provided below are summaries of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	At March 31, 2016
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio
First lien mortgages	1,724,425	$241,108,201	0.27%	9.31%
Second lien mortgages	170,672	5,541,112	0.44%	3.24%
Manufactured housing and other	223,611	6,442,230	1.09%	5.87%
Total accounts serviced for third parties (2) (3)	2,118,708	253,091,543	0.29%	9.09%
On-balance sheet residential loans and real estate owned (4)	35,080	2,197,230		5.94%
Total mortgage loan servicing portfolio	2,153,788	$255,288,773		9.06%

	At December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio
First lien mortgages	1,676,307	$231,637,730	0.27%	9.09%
Second lien mortgages	179,594	5,823,302	0.46%	3.41%
Manufactured housing and other	231,717	6,663,280	1.09%	6.42%
Total accounts serviced for third parties (2) (3)	2,087,618	244,124,312	0.30%	8.88%
On-balance sheet residential loans and real estate owned (4)	36,857	2,439,806		5.07%
Total mortgage loan servicing portfolio	2,124,475	$246,564,118		8.85%
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

(2)
Consists of $195.8 billion and $57.3 billion in unpaid principal balance associated with servicing and sub-servicing contracts, respectively, at March 31, 2016 and $194.8 billion and $49.3 billion, respectively, at December 31, 2015.

(3)
    Includes $6.5 billion and $6.6 billion in unpaid principal balance of sub-servicing performed for WCO at March 31, 2016 and December 31, 2015, respectively, and $1.7 billion associated with servicing rights sold to WCO at March 31, 2016 and December 31, 2015. Refer to Note 13 for further information.

(4)	Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees.
The unpaid principal balance of our third-party servicing portfolio increased $9.0 billion at March 31, 2016 as compared to December 31, 2015 primarily due to our originations sales with servicing retained and servicing and sub-servicing portfolio acquisitions, partially offset by runoff of the portfolio. Sub-servicing portfolio acquisitions include servicing acquired through the RCS asset acquisition and new sub-servicing performed for WCO. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $242.6 million can be attributed to a decrease in mortgage loans held for sale of $227.8 million and portfolio runoff of the assets held by the Residual and Non-Residual Trusts.
The delinquencies associated with our first lien mortgages increased at March 31, 2016 as compared to December 31, 2015 as a result of the addition of delinquent loans to our servicing portfolio, offset in part by the favorable impact of seasonality as delinquencies tend to decrease in the first quarter. The delinquencies associated with our second lien mortgages and manufactured housing and other categories have decreased as a result of the favorable impact of seasonality. The delinquencies associated with our on-balance sheet residential loans and real estate owned have increased as a result of the increase in delinquent mortgage loans whereby we have the unilateral right to repurchase from Ginnie Mae that we are required to record on our consolidated balance sheet, partially offset by the favorable impact of seasonality.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
Servicing fees	$176,355	$170,706	$5,649	3%
Incentive and performance fees	17,418	25,109	(7,691)	(31)%
Ancillary and other fees	24,144	23,523	621	3%
Servicing revenue and fees	217,917	219,338	(1,421)	(1)%
Changes in valuation inputs or other assumptions (1)	(258,460)	(74,534)	(183,926)	247%
Other changes in fair value (2)	(68,120)	(54,701)	(13,419)	25%
Change in fair value of servicing rights	(326,580)	(129,235)	(197,345)	153%
Amortization of servicing rights	(4,151)	(6,458)	2,307	(36)%
Change in fair value of servicing rights related liabilities (3)	3,294	(1,818)	5,112	(281)%
Net servicing revenue and fees	$(109,520)	$81,827	$(191,347)	(234)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)
Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $3.9 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.

Servicing fees increased $5.6 million during the three months ended March 31, 2016 as compared to the same period of 2015 primarily due to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by runoff of the servicing portfolio. Average loans serviced increased by $12.8 billion, or 5%, for the three months ended March 31, 2016 as compared to the same period of 2015.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Modification fees and fees earned under HAMP decreased $5.9 million for the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to a lower volume of completed modifications and lower fees for maintenance of performing modified loans no longer eligible for HAMP incentive fees. We expect to modify fewer loans in the future as a result of the scheduled termination of HAMP in December 2016 and there being a fewer number of loans in our servicing portfolio eligible for modification. In addition, asset recovery income decreased $2.7 million for the three months ended March 31, 2016 as compared to the same period of 2015 as a result of lower gross collections due primarily to the runoff of the related loans managed for third parties by the Servicing segment. Incentives relating to the performance of certain loan pools serviced by us increased $0.9 million for the three months ended March 31, 2016 as compared to the same period of 2015. We expect incentives relating to the performance of loan pools serviced by us to decline as a result of market and other factors, including changes in incentive programs, runoff of the related loan portfolio and improving economic conditions, which may reduce the opportunity to earn these incentives.
Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015	Variance
Average unpaid principal balance of loans serviced (1)	$251,633,612	$238,877,151	$12,756,461
Annualized average servicing fee (2)	0.28%	0.29%	(0.01)%
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

Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	March 31, 2016	December 31, 2015	Variance
Servicing rights at fair value	$1,427,331	$1,682,016	$(254,685)
Unpaid principal balance of accounts serviced	184,941,850	183,506,006	1,435,844
Inputs and assumptions
Weighted-average remaining life in years	5.6	6.3	(0.7)
Weighted-average stated borrower interest rate on underlying collateral	4.13%	4.31%	(0.18)%
Weighted-average discount rate	10.96%	10.88%	0.08%
Weighted-average conditional prepayment rate	11.31%	9.94%	1.37%
Weighted-average conditional default rate	0.92%	1.06%	(0.14)%
We recognized a reduction to the fair value of servicing rights during the three months ended March 31, 2016 comprised of a loss of $258.5 million in changes in valuation inputs or other assumptions and a loss of $68.1 million in other changes in fair value which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The loss resulting from changes in valuation inputs or other assumptions during the three months ended March 31, 2016 was due primarily to a higher assumed conditional prepayment rate and discount rate at March 31, 2016 as compared to December 31, 2015. The higher assumed conditional prepayment rate was primarily due to declining interest rates and forward projections of interest rate curves. The increase in discount rate was primarily due to a change in mix of loans underlying the servicing rights to more Ginnie Mae loans coupled with recent portfolio acquisitions with higher yields.
The change in fair value of servicing rights resulting from the realization of expected cash flows increased $13.4 million for the three months ended March 31, 2016 as compared to the same period of 2015 was due primarily to faster prepayment speeds and a larger servicing portfolio resulting from acquisitions of servicing rights, including those from loan origination activities.
Servicing Rights Related Liabilities
The favorable change in fair value relating to servicing rights related liabilities of $5.1 million for the three months ended March 31, 2016 as compared to the same period of 2015 was due primarily to a higher assumed conditional prepayment rate resulting from the low interest rate environment, partially offset by higher interest expense.
Interest Income on Loans
Interest income decreased $19.8 million for the three months ended March 31, 2016 as compared to the same period of 2015 primarily due to the sale of our residual interests in 2015, runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Insurance Revenue
Insurance revenue decreased $3.8 million for the three months ended March 31, 2016 as compared to the same period of 2015 primarily as a result of the runoff of existing policies.

Intersegment Retention Revenue
Intersegment retention revenue relates to fees the Servicing segment charges to our Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right. The increase in intersegment retention revenue of $3.5 million during the three months ended March 31, 2016 as compared to the same period of 2015 was due primarily to a higher fee per origination charged by the Servicing segment beginning in 2016 to reflect current market pricing.
Net Losses on Sales of Loans
Net gains or losses on sales of loans for the Company includes realized and unrealized gains and losses on loans as well as the changes in fair value of our IRLCs and other freestanding derivatives. A substantial portion of the gain or loss on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes an estimate of the fair value of the servicing right we expect to receive upon sale of the loan.
The Originations segment recognizes the initial fair value of the entire commitment, including the servicing rights component, on the date of the commitment, while the Servicing segment recognizes the change in fair value of the servicing rights component of our IRLCs and loans held for sale that occurs subsequent to the date of our commitment through the sale of the loan. Net losses on sale of loans for the Servicing segment consists of this change in fair value as well as net gains or losses on sales of loans to third parties.
Other Revenues
Other revenues increased $8.8 million for the three months ended March 31, 2016 as compared to the same period of 2015 primarily as a result of $8.4 million in higher fair value gains relating to charged-off loans resulting from an increase in expected collections over time and $0.5 million higher other interest income.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $14.4 million for the three months ended March 31, 2016 as compared to the same period of 2015 resulting primarily from $5.0 million in higher legal accruals for loss contingencies and legal expenses for defense litigation, $4.6 million in additional costs to support efficiency and technology-related initiatives including our servicing platform conversion, and $2.2 million in higher loan servicing and default costs resulting from growth in the servicing portfolio.
Interest Expense
Interest expense decreased $10.7 million for the three months ended March 31, 2016 as compared to the same period of 2015 primarily as a result of the sale of our residual interests and the runoff the overall related mortgage loan portfolio.
Provided below is a summary of our Servicing segment's margin (in basis points):

	For the Three Months Ended March 31,
	2016	2015	Variance
Annualized Adjusted Earnings (Loss) margin (1)	—	7	(7)
Annualized Adjusted EBITDA margin (1)	12	17	(5)
__________

(1)	Margins are calculated by dividing the applicable non-GAAP measure by the average unpaid principal balance of loans serviced during the period.
Adjusted Earnings (Loss)
Adjusted Earnings (Loss) margin decreased 7 basis points for the three months ended March 31, 2016 as compared to the same period of 2015 primarily due to lower revenues (adjusted for the impact of the change in fair value driven by changes in valuation inputs) per loan serviced, partially offset by lower expenses per loan serviced. These lower expenses include lower interest expense offset partially by higher general and administrative and allocated indirect expenses. The decline in revenues per loan serviced is primarily due to the increase in realization of expected cash flows due mainly to faster prepayment speeds and a larger servicing portfolio, and the decline in incentive and performance fees and interest income.

Adjusted EBITDA
Adjusted EBITDA decreased 5 basis points for the three months ended March 31, 2016 as compared to the same period of 2015 primarily due to lower revenues (adjusted for the impact of the change in fair value) per loan serviced, partially offset by lower expenses per loan serviced. These lower expenses include lower interest expense offset partially by higher general and administrative and allocated indirect expenses. The decline in revenues per loan serviced is primarily due to the decline in incentive and performance fees and interest income.

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
Net gains on sales of loans	$87,982	$125,416	$(37,434)	(30)%
Other revenues	12,295	4,884	7,411	152%
Total revenues	100,277	130,300	(30,023)	(23)%
Salaries and benefits	33,077	40,595	(7,518)	(19)%
General and administrative and allocated indirect expenses	28,646	28,826	(180)	(1)%
Intersegment retention expense	11,533	8,081	3,452	43%
Interest expense	8,275	7,813	462	6%
Depreciation and amortization	2,345	3,187	(842)	(26)%
Total expenses	83,876	88,502	(4,626)	(5)%
Income before income taxes	16,401	41,798	(25,397)	(61)%

Adjustments to income
Restructuring costs	1,796	191	1,605	840%
Step-up depreciation and amortization	295	1,170	(875)	(75)%
Share-based compensation expense	(587)	797	(1,384)	(174)%
Other	—	337	(337)	(100)%
Total adjustments	1,504	2,495	(991)	(40)%
Adjusted Earnings	17,905	44,293	(26,388)	(60)%

EBITDA adjustments
Depreciation and amortization	2,050	2,017	33	2%
Other	3,801	403	3,398	843%
Total adjustments	5,851	2,420	3,431	142%
Adjusted EBITDA	$23,756	$46,713	$(22,957)	(49)%
The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$3,021,753	$3,159,742	$3,297,128	$4,873,048	$3,650,742	$3,675,542
Consumer	1,548,157	1,793,257	1,833,090	1,935,493	1,730,938	1,695,371
Retail (2)	10,923	14,883	64,144	122,140	85,862	76,926
Total	$4,580,833	$4,967,882	$5,194,362	$6,930,681	$5,467,542	$5,447,839
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

(2)	We exited the consumer retail channel in January 2016.

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
Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
Realized gains on sales of loans	$77,266	$61,437	$15,829	26%
Change in unrealized gains on loans held for sale	11,293	1,389	9,904	713%
Gains on interest rate lock commitments (1)	15,159	24,483	(9,324)	(38)%
Losses on forward sales commitments (1)	(66,953)	(38,648)	(28,305)	73%
Losses on MBS purchase commitments (1)	(10,796)	(5,679)	(5,117)	90%
Capitalized servicing rights	56,370	72,731	(16,361)	(22)%
Provision for repurchases	(4,713)	(2,025)	(2,688)	133%
Interest income	10,356	11,728	(1,372)	(12)%
Net gains on sales of loans	$87,982	$125,416	$(37,434)	(30)%
__________

(1)	Realized losses on freestanding derivatives were $59.4 million and $44.2 million for the three months ended March 31, 2016 and 2015, respectively.
The decrease in net gains on sales of loans for the three months ended March 31, 2016 as compared to the same period of 2015 was primarily due to a lower volume of locked loans, partially offset by a slight shift in mix from the lower margin correspondent channel to the higher margin consumer channel during the 2016 period. The decline in volume is largely due to an increase in market competition, an increase in our return hurdles for servicing rights acquired through our correspondent channel and lower HARP volume, as well as a slight market shift towards more home purchase volume as opposed to refinancing volume. We had lower capitalized servicing rights during the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to a lower volume of loans sold with servicing retained, coupled with a reduction in excess servicing retained on our sales transactions. Additionally, we had a higher provision for repurchases due to higher defect rates on correspondent loan sales.
The three months ended March 31, 2016 and 2015 included the benefit of higher margins from HARP, which is scheduled to expire on December 31, 2016. HARP is a federal program of the U.S. which helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing occurred in prior periods.

Provided below is a summary of origination economics for all channels (in basis points):

	For the Three Months Ended March 31,		Variance
	2016	2015	Amount	%
Gain on sale of loans (1)	192	181	11	6%
Fee income (2)	25	9	16	178%
Direct expenses (2)	(137)	(121)	(16)	13%
Direct margin	80	69	11	16%
__________

(1)	Calculated on pull-through adjusted lock volume.

(2)	Calculated on funded volume.
The increase in direct margin for the three months ended March 31, 2016 as compared to the same period of 2015 was primarily due to a slight shift in mix from the lower margin correspondent channel to the higher margin consumer channel as well as higher origination fees. This increase was partially offset by higher intersegment retention charges. During the three months ended March 31, 2016, our correspondent volume represented 66% of total pull-through adjusted locked volume as compared to 70% during the three months ended March 31, 2015.
Other Revenues
Other revenues, which consists primarily of origination fee income and interest on cash equivalents, increased $7.4 million for the three months ended March 31, 2016 as compared to the same period of 2015 primarily as a result of higher origination fees due to having waived certain fees charged to borrowers refinancing mortgage loans during the three months ended March 31, 2015.
Salaries and Benefits
Salaries and benefits decreased $7.5 million for the three months ended March 31, 2016 as compared to the same period of 2015 primarily due to a lower average headcount as well as lower commissions due to a decrease in funded volume.
Intersegment Retention Expense
Intersegment retention expense relates to fees charged by the Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right. The increase in intersegment retention expense of $3.5 million during the three months ended March 31, 2016 as compared to the same period of 2015 was due primarily to a higher fee per origination charged by the Servicing segment beginning in 2016 to reflect current market pricing.
Interest Expense
Interest expense increased $0.5 million for the three months ended March 31, 2016 as compared to the same period of 2015 primarily as a result of a higher average cost of debt, partially offset by lower average borrowings on master repurchase agreements due to a lower volume of loan fundings.
Adjusted Earnings
Adjusted Earnings decreased $26.4 million for the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to lower net gains on sales of loans, offset partially by higher origination fee income and lower expenses.
Adjusted EBITDA
Adjusted EBITDA decreased $23.0 million for the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to lower net gains on sales of loans, offset partially by higher origination fee income and lower expenses. We had a higher net provision for the repurchase of loans due primarily to higher defect rates on correspondent loans.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
Net fair value gains on reverse loans and related HMBS obligations	$35,208	$30,774	$4,434	14%
Net servicing revenue and fees	6,909	11,406	(4,497)	(39)%
Net losses on sales of loans	—	(98)	98	(100)%
Other revenues	1,978	1,845	133	7%
Total revenues	44,095	43,927	168	—%
Salaries and benefits	18,048	24,540	(6,492)	(26)%
General and administrative and allocated indirect expenses	15,995	28,893	(12,898)	(45)%
Interest expense	1,515	1,099	416	38%
Depreciation and amortization	1,288	1,968	(680)	(35)%
Other expenses, net	1,198	884	314	36%
Total expenses	38,044	57,384	(19,340)	(34)%
Other losses	(1,024)	—	(1,024)	n/m
Income (loss) before income taxes	5,027	(13,457)	18,484	(137)%

Adjustments to income (loss)
Fair value to cash adjustment for reverse loans	(17,709)	(4,355)	(13,354)	307%
Step-up depreciation and amortization	895	1,328	(433)	(33)%
Share-based compensation expense	313	536	(223)	(42)%
Curtailment expense	—	16,074	(16,074)	(100)%
Other	1,048	(1,399)	2,447	(175)%
Total adjustments	(15,453)	12,184	(27,637)	(227)%
Adjusted Loss	(10,426)	(1,273)	(9,153)	719%

EBITDA adjustments
Amortization of servicing rights	460	555	(95)	(17)%
Depreciation and amortization	393	640	(247)	(39)%
Interest expense on debt	—	1	(1)	(100)%
Other	33	74	(41)	(55)%
Total adjustments	886	1,270	(384)	(30)%
Adjusted EBITDA	$(9,540)	$(3)	$(9,537)	n/m

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

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the period	56,046	$9,818,400	50,196	$8,626,946
New business added	2,903	476,047	2,942	440,625
Other additions (1)	—	188,374	—	141,946
Payoffs and sales	(1,958)	(429,915)	(1,408)	(284,149)
Balance at end of the period	56,991	$10,052,906	51,730	$8,925,368
__________

(1)	Other additions include additions to the principal balance serviced related to draws on lines-of-credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our reverse loan servicing portfolio (dollars in thousands):

	At March 31, 2016		At December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	56,991	$10,052,906	56,046	$9,818,400
On-balance sheet residential loans and real estate owned	64,609	10,331,845	65,187	10,265,726
Total reverse loan servicing portfolio	121,600	$20,384,751	121,233	$20,084,126
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio was 0.14% at both March 31, 2016 and December 31, 2015.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
Interest income on reverse loans	$110,594	$106,280	$4,314	4%
Interest expense on HMBS related obligations	(103,254)	(98,536)	(4,718)	5%
Net interest income on reverse loans and HMBS related obligations	7,340	7,744	(404)	(5)%

Change in fair value of reverse loans	44,240	16,727	27,513	164%
Change in fair value of HMBS related obligations	(16,372)	6,303	(22,675)	(360)%
Net change in fair value on reverse loans and HMBS related obligations	27,868	23,030	4,838	21%
Net fair value gains on reverse loans and related HMBS obligations	$35,208	$30,774	$4,434	14%

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
Net interest income decreased $0.4 million for the three months ended March 31, 2016 as compared to the same period of 2015 primarily as a result of the increase in nonperforming reverse loans which have lower interest rates than performing loans, offset partially by growth in both reverse loans and HMBS related obligations. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value decreased $8.5 million during the three months ended March 31, 2016 as compared to the same period of 2015 primarily as a result of overall lower origination volumes, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value gains included in the change in fair value increased by $13.4 million during the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to a larger decrease in the interest rate curve in 2016 as compared to 2015. Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rate utilized in the valuation of reverse loans and HMBS related obligations has increased from 25.59% and 24.70%, respectively, at December 31, 2015 to 26.32% and 25.72%, respectively, at March 31, 2016 primarily due to the aging of the portfolio.
Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
Funded volume	$184,390	$410,874	$(226,484)	(55)%
Securitized volume (1)	187,879	413,047	(225,168)	(55)%
__________

(1)
Securitized volume includes $115.3 million and $95.7 million of tails securitized for the three months ended March 31, 2016 and 2015, respectively. Tail draws associated with the HECM IDL product were $65.4 million and $41.3 million during the three months ended March 31, 2016 and 2015, respectively.

Funded and securitized volumes decreased during the three months ended March 31, 2016 as compared to the same period of 2015 as volumes were negatively impacted by the financial assessment rules and the effects of other regulatory changes, as well as operational disruption in the reverse mortgage retail channel and a decision to reduce participation in the correspondent market based on current pricing levels.
Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2016	2015	$	%
Servicing fees	$3,518	$3,372	$146	4%
Incentive and performance fees	2,354	6,629	(4,275)	(64)%
Ancillary and other fees	1,497	1,960	(463)	(24)%
Servicing revenue and fees	7,369	11,961	(4,592)	(38)%
Amortization of servicing rights	(460)	(555)	95	(17)%
Net servicing revenue and fees	$6,909	$11,406	$(4,497)	(39)%

The decline in net servicing revenue and fees of $4.5 million for the three months ended March 31, 2016 as compared to the same period in 2015 was due primarily to a decrease in incentive and performance fees for the management of real estate owned relating to the termination of an agreement to manage such real estate owned. In March 2015, we entered into an agreement with a counterparty to phase out one of our larger arrangements for the management of real estate owned through October 1, 2015.
Salaries and Benefits
Salaries and benefits expense decreased $6.5 million for the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to lower commissions and bonuses as a result of lower origination volume combined with a lower average headcount during the three months ended March 31, 2016.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses were $12.9 million lower for the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to certain regulatory developments during 2015, which led to additional charges around curtailable events and to accrual adjustments associated with legal and regulatory matters outside of the normal course of business. This reduction was offset in part by the impact of changes in the provisions on uncollectible receivables and advances.
Adjusted Loss and Adjusted EBITDA
Adjusted Loss and Adjusted EBITDA changed by $9.2 million and $9.5 million, respectively, for the three months ended March 31, 2016 as compared to the same period of 2015. The change in these non-GAAP financial measures was due primarily to the decline in cash generated from origination, purchase and securitization of HECMs, net servicing revenue and fees and expenses, primarily salaries and benefits.
Other Non-Reportable
Other revenues for our Other non-reportable segment consist primarily of asset management advisory fees and other interest income. Revenues decreased $3.3 million for the three months ended March 31, 2016 as compared to the same period of 2015 as a result of the settlement of a receivable that was repaid in conjunction with the sale of an investment accounted for using the equity method during 2015, while expenses for the same periods remained relatively flat. During the three months ended March 31, 2015, we had total other gains of $11.1 million, which was primarily comprised of an $11.8 million gain on sale of the aforementioned investment. During the three months ended March 31, 2016, we repurchased $7.2 million in principal balance on the 2013 Term Loan for $6.3 million resulting in a gain on extinguishment of $0.9 million.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicer licensing or financing agreements with third parties. At March 31, 2016, our liquidity was $248.3 million, the cash portion of which was $123.6 million. The borrowing capacity available under the 2013 Revolver was $124.7 million at March 31, 2016. Our ability to draw upon the 2013 Revolver is contingent upon our continued satisfaction of certain financial and other covenants. We were in compliance with all covenants contained in our 2013 Secured Credit Facilities at March 31, 2016. At March 31, 2016, we had contractual obligations, subject to certain conditions and adjustments, to utilize approximately $18.5 million of our liquidity to fund acquisitions of servicing rights, including related servicer and protective advances.
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
At March 31, 2016, we had repurchased 2,382,733 shares of common stock pursuant to our share repurchase plan at an aggregate cost of $28.1 million, or an average cost of $11.78 per share. Shares of common stock that we repurchase are canceled and return to the status of authorized but unissued shares. We did not repurchase any shares of common stock pursuant to our share repurchase plan during the three months ended March 31, 2016.
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
Servicing Advance Liabilities
We have four servicing advance facilities through several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund servicer and protective advances that are our responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.5 billion at March 31, 2016. The interest rates are either fixed or are primarily based on LIBOR plus between 2.30% and 4.40% and have various expiration dates through October 2018. Payments on the amounts due under these agreements are paid from proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities, with total borrowing capacity of $1.2 billion, are non-recourse to the Company.

Servicing Advance Facilities
At March 31, 2016, we had $1.1 billion outstanding under all servicing advance facilities which have an aggregate capacity of $1.3 billion. The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that a subsidiary maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Our subsidiary was in compliance with these financial covenants at March 31, 2016.
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
Under this facility, creditors of the issuer and depositor entities (including the holders of the term notes and variable funding notes) have no recourse to any assets or revenues of Ditech Financial or the Parent Company other than to the limited extent of Ditech Financial’s or the Parent Company’s obligations with respect to various representations and warranties, covenants and indemnities under this facility and the Parent Company’s obligations as a guarantor of certain of Ditech Financial's representations, warranties, covenants and indemnities under the facility. Creditors of the Parent Company and Ditech Financial do not have recourse to any assets or revenues of either the issuer or depositor entities under the facility.
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
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in March 2016 and now expires in March 2017. If not renewed, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At March 31, 2016, we had borrowings of $151.6 million under the Early Advance Reimbursement Agreement, which has a capacity of $200.0 million.
Mortgage Loan Originations Business
Master Repurchase Agreements
We utilize master repurchase agreements to support our origination or purchase of mortgage loans. These agreements were entered into by Ditech Financial. The five facilities had an aggregate capacity of $2.2 billion at March 31, 2016. At March 31, 2016, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 3.00% and have various expiration dates through March 2017. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume; however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity includes $1.0 billion of committed funds and $1.2 billion of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Ditech Financial under the master repurchase agreements are guaranteed by the Parent Company. We had $1.0 billion of short-term borrowings under these master repurchase agreements at March 31, 2016, which included $249.9 million of borrowings utilizing uncommitted funds.
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
For the quarter ended March 31, 2016, two of Ditech Financial's master repurchase agreements were amended to allow for an adjusted pre-tax loss (as determined pursuant to each respective agreement) not to exceed a specified maximum adjusted pre-tax loss for the current quarter under their respective minimum profitability covenants. Without these amendments, Ditech Financial would have been required to have earned a specified adjusted pre-tax income as defined in the terms of each agreement for the quarter ended March 31, 2016 under such covenants and, therefore, would not have been in compliance with these covenants for the quarter.
As a result of Ditech Financial obtaining these amendments, Ditech Financial was in compliance with all financial covenants relating to master repurchase agreements at March 31, 2016.

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
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At March 31, 2016, our maximum exposure to repurchases due to potential breaches of representations and warranties was $55.1 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through March 31, 2016 adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Balance at beginning of the period	$23,145	$10,959
Provision for new sales	4,713	2,025
Change in estimate of existing reserves	(673)	(635)
Net realized losses on repurchases	(79)	(217)
Balance at end of the period	$27,106	$12,132
Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	30	$6,225	48	$11,509
Repurchases and indemnifications	(10)	(1,846)	(19)	(3,980)
Claims initiated	49	11,834	101	21,329
Rescinded	(29)	(5,747)	(37)	(8,155)
Balance at end of the period	40	$10,466	93	$20,703
The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at March 31, 2016 based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Unpaid Principal Balance
2013	$11,268
2014	14,934
2015	23,758
2016	5,185
Total	$55,145

Reverse Mortgage Business
Master Repurchase Agreements
Through RMS's warehouse facilities under master repurchase agreements we finance the origination or purchase of reverse loans and repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. At March 31, 2016, the three facilities had an aggregate capacity of $325.0 million, which includes $200.0 million of capacity that could be used to repurchase HECMs and real estate owned from Ginnie Mae securitization pools. The interest rates on the facilities are primarily based on LIBOR plus between 2.50% and 3.13%, and have expiration dates through March 2017. These facilities are secured by the underlying asset and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from proceeds received on the securitization of the underlying reverse loans, claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan origination volume and repurchases; however, there can be no assurance that these facilities will be available to us in the future. At March 31, 2016, $225.0 million of the aggregate capacity has been provided on an uncommitted basis, and as such, to the extent these funds are requested to purchase or originate reverse loans or repurchase HECMs and real estate owned from Ginnie Mae securitization pools, the counterparties have no obligation to fulfill such request. All obligations of RMS under the master repurchase agreements are guaranteed by the Parent Company. We had $198.2 million of borrowings under these master repurchase agreements at March 31, 2016, which included $98.2 million of borrowings utilizing uncommitted funds. At March 31, 2016, we had borrowings of $164.6 million related to repurchases of HECMs and real estate owned.
In April 2016, we entered into an agreement to increase the capacity by $100.0 million on an existing warehouse facility utilized to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. After giving effect to this increase, we have an aggregate capacity of $425.0 million, which includes $300.0 million of capacity that can be used to repurchase HECMS and real estate owned.
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
For the quarter ended March 31, 2016, one of RMS’s master repurchase agreements was amended to allow for a lower adjusted EBITDA (as determined pursuant to this agreement) for each of the first quarter and second quarter of 2016 under such agreement’s profitability covenant. Without this amendment, RMS would have been required to have a higher adjusted EBITDA as defined in the agreement for the quarter ended March 31, 2016 under this covenant and, therefore, would not have been in compliance with such covenant for the current quarter.
As a result of RMS obtaining this amendment, RMS was in compliance with all financial covenants relating to master repurchase agreements at March 31, 2016.
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At March 31, 2016, we had $10.0 billion in unpaid principal balance outstanding on the HMBS related obligations. At March 31, 2016, $10.0 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
Borrower remittances received on the reverse loans, if any, proceeds received from the sale of real estate owned and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to Ginnie Mae, who will then remit the payments to the holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned and events of default as stipulated in the reverse loan agreements with borrowers. Refer to the below for additional information on repurchases of reverse loans.

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
Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Balance at beginning of the period	$233,594	$114,727
Repurchases and other additions (1)	126,980	56,597
Liquidations	(70,594)	(21,665)
Balance at end of the period	$289,980	$149,659
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.
Our repurchases of reverse loans and real estate owned have increased significantly during the three months ended March 31, 2016 as compared to the same period of 2015. We expect a continued increase to repurchase requirements due to the increased flow of HECMs and real estate owned that have moved through the buyout process as a result of these assets reaching 98% of their maximum claim amount.
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
As servicer of reverse loans, we are also obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $1.3 billion at March 31, 2016, which includes $965.4 million in capacity that was available to be drawn by borrowers at March 31, 2016 and $331.0 million in capacity that will become eligible to be drawn by borrowers throughout the period ending April 1, 2017 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.

Servicing Rights Related Liabilities
Excess Servicing Spread Liabilities
In July 2014, we completed an excess servicing spread transaction with WCO whereby we sold 70% of the excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $25.2 billion, to WCO for a sales price of $75.4 million. In November 2015, we completed an additional excess servicing spread transaction with WCO whereby we sold 100% of excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $7.5 billion, to WCO for a sales price of $46.8 million. We recognized the proceeds from the sales of the excess servicing spreads as financing arrangements. We elected to record the excess servicing spread liabilities at fair value similar to the related servicing rights. At March 31, 2016, the carrying value of our excess servicing spread liabilities was $91.8 million, the repayment of which is based on future servicing fees received from the residential loans underlying the servicing rights.
Servicing Rights Financing
In November 2015, we completed the sale of servicing rights, with an unpaid principal balance of $1.8 billion, to WCO for a sales price of $17.8 million. We recognized the proceeds from the sale of the servicing rights as a financing arrangement. We elected to record the servicing rights financing at fair value similar to the related servicing rights. The repayment of such financing is based on future servicing fees received from the residential loans underlying the servicing rights. At March 31, 2016, the carrying value of our servicing rights financing and the related servicing rights was $13.8 million. We have a receivable due from WCO for this sale of $5.9 million at March 31, 2016. In November 2015, we also entered into a sub-servicing arrangement with WCO pursuant to which we will sub-service the residential loans underlying such servicing rights in exchange for a sub-servicing fee.
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
An amount of up to $25.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. There have been no borrowings under the 2013 Revolver. At March 31, 2016, we had $0.3 million outstanding in an issued LOC with remaining availability under the 2013 Revolver of $124.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year. During the three months ended March 31, 2016, we repurchased $7.2 million in principal balance of the 2013 Term Loan for $6.3 million resulting in a gain on extinguishment of $0.9 million. The balance outstanding on the 2013 Term Loan was $1.4 billion at March 31, 2016.

The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase our capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of our assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. Our ability to draw upon the 2013 Revolver is contingent upon our continued satisfaction of certain financial and other covenants. We were in compliance with all covenants contained in our 2013 Secured Credit Facilities at March 31, 2016.
Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of Senior Notes, which pay interest semi-annually at an interest rate of 7.875% and mature on December 15, 2021. The balance outstanding on the Senior Notes was $538.7 million at March 31, 2016.
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
The Senior Notes Indenture contains restrictive covenants that, among other things, limits our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase our capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of our assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in the Senior Notes Indenture at March 31, 2016.
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
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The total unpaid principal balance of mortgage-backed debt was $1.0 billion at March 31, 2016.
At March 31, 2016, mortgage-backed debt was collateralized by $1.0 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions pursuant to which we are required to purchase the related mortgage loans from the trusts at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. At March 31, 2016, the total estimated outstanding balance of the residential loans expected to be called at the respective call dates is $417.7 million. We estimate call obligations of $101.1 million, $253.2 million and $63.4 million during the years ending December 31, 2017, 2018 and 2019, respectively. We expect to finance the capital required to exercise the mandatory clean-up call primarily through cash on hand, asset-backed financing or in partnership with a capital provider, or through any combination of the foregoing. However, there can be no assurance that we will be able to sell the loans or obtain financing when needed. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.
Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. For further information relating to these requirements, including certain Ginnie Mae and Fannie Mae waivers and certain guarantees provided by the Parent Company, refer to Note 28 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Noncompliance with those requirements for which we have not received a waiver could have a negative impact on our company which could include suspension or termination of the selling and servicing agreements which would prohibit future origination or securitization of mortgage loans or being an approved seller or servicer for the applicable GSE.
After taking into account the waivers for RMS discussed in Note 28 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, all of our subsidiaries were in compliance with all of their capital requirements at March 31, 2016.

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
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	For the Three Months Ended March 31,
	2016	2015	Variance
Cash flows provided by operating activities:
Net loss adjusted for non-cash operating activities	$18,959	$(30,089)	$49,048
Changes in assets and liabilities	(80,274)	135,956	(216,230)
Net cash provided by originations activities (1)	264,050	15,183	248,867
Cash flows provided by operating activities	202,735	121,050	81,685
Cash flows provided by (used in) investing activities	57,947	(241,323)	299,270
Cash flows provided by (used in) financing activities	(269,092)	138,588	(407,680)
Net increase (decrease) in cash and cash equivalents	$(8,410)	$18,315	$(26,725)
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sale and payments.
Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net loss adjusted for non-cash items. Cash provided by operating activities increased $81.7 million during the three months ended March 31, 2016 as compared to the same period of 2015. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by originations activities, resulting from a higher volume of loans sold in relation to originated loans. This increase was offset in part by a decrease in cash related to changes in assets and liabilities, including lower net collections of servicer and protective advances and a decrease in payables and accrued expenses.
Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Net cash provided by (used in) investing activities increased $299.3 million during the three months ended March 31, 2016 as compared to the same period of 2015. Cash used for purchases and originations of reverse loans held for investment, net of payments received, decreased $292.9 million primarily as a result of a lower funded volume, offset in part by higher principal repayments and payments received for loans conveyed to HUD. Cash paid for business acquisitions and purchases of servicing rights decreased $48.2 million.

Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Net cash provided by (used in) financing activities decreased $407.7 million during the three months ended March 31, 2016 as compared to the same period of 2015. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, decreased $329.7 million primarily as a result of a lower volume of loan securitizations, offset in part by an increase in the repurchase of certain HECMs and real estate owned from securitization pools. Net cash borrowings from warehouse borrowings used to fund purchases and originations of mortgage loans and reverse loans decreased $149.2 million primarily as a result of a lower funded volume. Payments on servicing advance liabilities, net of related issuances, decreased $53.2 million primarily as a result of a lower net level of funded advances needed at March 31, 2016 as compared to March 31, 2015. Nonetheless, we had higher funding of advances and collections of advances during the three months ended March 31, 2016 as compared to the same period of 2015 due primarily to a higher volume of servicer advance requirements during 2016. Servicer advances typically have a quicker turnover rate than protective advances.
Credit Risk Management
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, the Company bears any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 3 and 11 in the Notes to Consolidated Financial Statements included in Item 1 and to the Liquidity and Capital Resources section for additional information. At March 31, 2016, we held $4.7 million in repurchased loans.
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
Counterparty credit risk also exists with our third-party originators from whom we purchase originated mortgage loans and certain third-party originators from whom we acquire servicing rights. The third-party originators incur a representation and warranty obligation when they sell the mortgage loan to us or another third party, and they agree to reimburse us for any losses incurred due to an origination defect. We become exposed to losses for origination defects if the third-party originator is not able to reimburse us for losses incurred for indemnification or repurchase. We attempt to mitigate this risk by conducting quality control reviews of the third-party originators, reviewing compliance by third-party originators with applicable underwriting standards and our client guide, and evaluating the credit worthiness of third-party originators on a periodic basis.
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

We held real estate owned, net of $72.9 million, $8.9 million and $0.6 million in the Reverse Mortgage and Servicing segments and Other non-reportable segment, respectively, at March 31, 2016. We held real estate owned, net of $66.4 million, $10.4 million and $0.6 million in the Reverse Mortgage and Servicing segments and Other non-reportable segment, respectively, at December 31, 2015.
A non-performing reverse loan whose maximum claim amount has not been met is generally foreclosed upon on behalf of Ginnie Mae with the real estate owned remaining in the securitization pool until liquidation. Although performing and non-performing loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. In addition, in certain circumstances, we may be subject to real estate price risk to the extent we are unable to liquidate real estate owned within the FHA program guidelines. We attempt to mitigate this risk by monitoring the aging of real estate owned and managing our marketing and sales program based on this aging. The growth in the real estate owned portfolio held by the Reverse Mortgage segment was due to the increased flow of HECMs that move through the foreclosure process.
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

	Moody's	S&P
Corporate / CCR	B3	B+
Senior Secured Debt	B3	BB-
Senior Unsecured Debt	Caa1	B-
Outlook	Stable	Stable
Date of Last Action	March 2016	October 2015
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

	Moody's	S&P
Residential Prime Servicer	—	—
Residential Subprime Servicer	SQ3+	Above Average
Residential Special Servicer	—	Above Average
Residential Second/Subordinated Lien Servicer	SQ2-	Above Average
Manufactured Housing Servicer	SQ2-	Above Average
Residential HLTV Servicer	—	—
Residential HELOC Servicer	—	—
Residential Reverse Mortgage Servicer	—	Strong (1)
Outlook	Not on review	Stable
Date of Last Action	December 2015	October 2015
__________

(1)	S&P last affirmed its rating for RMS as a residential reverse mortgage servicer in November 2015 with a stable outlook.

Following an internal review of our servicer ratings in 2015, including the servicer rating requirements contained in our contracts, we decided to no longer solicit servicer ratings from Fitch. On April 29, 2016, Fitch issued a press release stating it has withdrawn all servicer ratings and outlooks for Ditech Financial and will no longer provide servicer ratings for Ditech Financial.
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
We have exposure to representations and warranty obligations as a result of our loans sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheet. Refer to Notes 3 and 11 in the Notes to Consolidated Financial Statements included in Item 1 for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO which provided financing to us during 2014 and 2015 through the sales of excess servicing spreads and servicing rights. The repayment of the excess servicing spread liabilities and servicing rights financing is based on future servicing fees received from the residential loans underlying the servicing rights. In addition, we perform sub-servicing for WCO. Refer to Notes 6 and 13 in the Notes to Consolidated Financial Statements included in Item 1 for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Included in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are descriptions of the Company’s variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of such VIEs for additional information.
Critical Accounting Estimates
The critical accounting estimates used in preparation of our consolidated financial statements are described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016. Provided below is a summary of goodwill as described in such Annual Report on Form 10-K and significant updates. Except as provided below, there have been no material changes to our critical accounting policies or estimates and the methodologies or assumptions we apply under them.

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
Similar to 2014 and 2015, our share price continued to experience volatility during the first quarter of 2016, which has been impacted by continued challenges in our industry, market developments, as well as the impact these factors have had on certain Company specific matters. We completed a qualitative assessment of any potential goodwill impairment as of March 31, 2016, and believe that based on our qualitative assessment, the fair value of our reporting units in excess of our market capitalization is temporary in nature due to the current regulatory environment and market developments in our industry. We believe that the downward pressures on our share price do not reflect a reduction in the current or long-term value of our individual reporting units with goodwill. Declines in expected future cash flows, reductions in expected future growth rates, or an increase in the risk-adjusted discount rate used to estimate fair value may result in a determination that an impairment adjustment is required, resulting in a change to earnings in a future period. At March 31, 2016, the Servicing, Originations and ARM reporting units had goodwill of $285.0 million, $47.7 million and $34.5 million, respectively.
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

Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure, refer to Non-GAAP Financial Measures section under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of this metric

Adjusted Earnings (Loss)
Adjusted earnings or loss before taxes, a non-GAAP financial measure, refer to Non-GAAP Financial Measures section under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of this metric

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

CCR	Corporate credit rating

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

CID	Civil investigative demand

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 1 of this Form 10-Q

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes sold in a registered underwritten public offering on October 23, 2012

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

EBITDA	Earnings before interest, taxes, depreciation, and amortization

Early Advance Reimbursement	$200 million financing facility with Fannie Mae
Agreement

ECOA	Equal Credit Opportunity Act

EFTA	Electronic Fund Transfer Act

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Notes
New issue of registered notes with identical terms of the Company's $575 million aggregate principal amount of 7.875% Senior Notes due 2021, except that they will not be subject to certain restrictions on transfer

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

Fitch	Fitch Ratings Inc., a nationally recognized statistical rating organization designated by the SEC

Forward sales commitments	Forward sales of agency to-be-announced securities, a freestanding derivative financial instrument

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

Green Tree Servicing
Green Tree Servicing LLC; former name of Ditech Financial. Ditech Mortgage Corp and DT Holdings LLC were merged with and into Green Tree Servicing LLC, with Green Tree Servicing LLC continuing as the surviving entity, which was renamed Ditech Financial LLC

GSE	Government-sponsored entity

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HELOC	Home equity line of credit

HLTV	High loan to value

HMBS	Home Equity Conversion Mortgage-Backed Securities

HUD	U.S. Department of Housing and Urban Development

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

Marix	Marix Servicing LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

Moody's	Moody's Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

RCS	Residential Credit Solutions, Inc., a Delaware corporation

REIT	Real estate investment trust

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

RSU	Restricted stock unit

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated as of December 17, 2013 among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

TBAs	To-be-announced securities

TCPA	Telephone Consumer Protection Act

TILA	Truth in Lending Act

U.S.	United States of America

VA	United States Department of Veteran Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.
Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015 and amended and restated on March 31, 2016

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following tables summarize the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	March 31, 2016
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(279,066)	$(145,526)	$125,390	$223,002
Servicing rights related liabilities	10,241	5,308	(4,627)	(8,516)
Net change in fair value - Servicing segment	$(268,825)	$(140,218)	$120,763	$214,486

Originations segment
Residential loans held for sale	$13,894	$8,437	$(10,540)	$(23,817)
Freestanding derivatives (1)	(24,104)	(12,924)	13,075	27,768
Net change in fair value - Originations segment	$(10,210)	$(4,487)	$2,535	$3,951

Reverse Mortgage segment
Reverse loans	$122,909	$61,427	$(60,561)	$(120,256)
HMBS related obligations	(102,787)	(51,539)	50,996	101,449
Net change in fair value - Reverse Mortgage segment	$20,122	$9,888	$(9,565)	$(18,807)

	December 31, 2015
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(227,315)	$(99,025)	$78,064	$145,147
Servicing rights related liabilities	8,408	4,005	(3,662)	(7,011)
Net change in fair value - Servicing segment	$(218,907)	$(95,020)	$74,402	$138,136

Originations segment
Residential loans held for sale	$29,695	$15,759	$(17,443)	$(36,162)
Freestanding derivatives (1)	(35,817)	(18,457)	18,404	37,024
Net change in fair value - Originations segment	$(6,122)	$(2,698)	$961	$862

Reverse Mortgage segment
Reverse loans	$128,204	$64,074	$(63,184)	$(125,508)
HMBS related obligations	(108,500)	(54,385)	53,808	107,053
Net change in fair value - Reverse Mortgage segment	$19,704	$9,689	$(9,376)	$(18,455)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used March 31, 2016 and December 31, 2015 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. The Company does not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights. The Company may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The servicing rights sensitivity to interest rate changes increased at March 31, 2016 from December 31, 2015 due primarily to a lower interest rate environment.

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
Residential Loans Held for Sale and Related Freestanding Derivatives
We are subject to interest rate and price risk on mortgage loans held for sale during the short time from the loan funding date until the date the loan is sold into the secondary market. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant or to purchase loans from a third-party originator, collectively referred to as IRLC, whereby the interest rate of the loan is set prior to funding or purchase. IRLCs, which are considered freestanding derivatives, are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Loan commitments generally range from 35 to 50 days from lock to funding of the mortgage loan; our holding period from funding to sale is typically less than 20 days.
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
Other Financial Instruments
For quantitative and qualitative disclosures about interest rate risk on other financial instruments, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016. These risks have not changed materially since December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
From time to time, the Company has received and may in the future receive subpoenas and other information requests from federal and state governmental and regulatory agencies that are examining or investigating the Company. The Company, Mark O’Brien, Denmar Dixon and certain current and former Company officers have received subpoenas from the SEC requesting documents, testimony and/or other information in connection with an investigation concerning trading in the Company’s securities. The Company and the aforementioned individuals are cooperating with the investigation. In addition, Ditech Financial has received a letter from the SEC requesting a voluntary production of documents and other information in connection with an investigation relating to mortgage loan servicer use of collection agents. We believe a similar letter was also sent to other companies in the industry. Ditech Financial is cooperating with the investigation. The Company cannot provide any assurance as to the outcome of the aforementioned investigations or that such outcomes will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.
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
Since mid-2014, we have received subpoenas for documents and other information requests from the offices of various state attorneys general who have, as a group and individually, been investigating our mortgage servicing practices. We have provided information in response to these subpoenas and requests and have had discussions with representatives of the states involved in the investigations to explain our practices. We may seek to reach an agreement to resolve these matters with one or more states. Any such agreement may include, among other things, enhanced servicing standards, monitoring and testing obligations, injunctive relief and payments for remediation, consumer relief, penalties and other amounts. We cannot predict whether litigation or other legal proceedings will be commenced by one or more states in relation to these investigations. Any legal proceedings and any agreement resolving these matters could have a material adverse effect on the Company’s reputation, business, prospects, results of operation, liquidity and financial condition.

The Company is involved in litigation, including putative class actions, and other legal proceedings concerning, among other things, lender-placed insurance, private mortgage insurance, bankruptcy practices, employment practices, the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the TCPA, the Fair Credit Reporting Act, TILA, RESPA, EFTA, the ECOA, and other federal and state laws and statutes. For example, in Sanford Buckles v. Green Tree Servicing LLC and Walter Investment Management Corporation, filed on August 18, 2015 in the U.S. District Court for the District of Nevada, the Parent Company and Ditech Financial are subject to a putative class action suit alleging that the Parent Company and Ditech Financial improperly recorded phone calls received from, and/or made to, Nevada residents without their prior consent in violation of Nevada state law. The plaintiff in this suit, on behalf of himself and others similarly situated, seeks punitive and statutory damages, and attorneys’ fees. Ditech Financial is also subject to several purported class action suits alleging violations of the TCPA for placing phone calls to plaintiffs’ cell phones using an automatic telephone dialing system without their prior consent.  The plaintiffs in these suits, on behalf of themselves and others similarly situated, seek statutory damages for both negligent and knowing or willful violations of the TCPA and, in one case, attorneys' fees.
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
For a description of certain legal proceedings, please see Note 11 to the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully review and consider the risks and uncertainties described below and under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which are the risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity, results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic report constitutes forward-looking information, the risk factors set forth below and in such periodic report are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
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
On November 5, 2015, Walter Energy together with certain of its subsidiaries, entered into the Walter Energy Asset Purchase Agreement with Coal Acquisition, a Delaware limited liability company formed by members of Walter Energy’s senior lender group, pursuant to which, among other things, Coal Acquisition agreed to acquire substantially all of Walter Energy’s assets and assume certain liabilities, subject to, among other things, a number of closing conditions set forth therein. On January 8, 2016, after conducting a hearing, the Bankruptcy Court entered an order approving the sale of Walter Energy's assets to Coal Acquisition free and clear of all liens, claims, interests and encumbrances of the Debtors. The sale of such assets pursuant to the Walter Energy Asset Purchase Agreement was completed on March 31, 2016 and was conducted under the provisions of Sections 105, 363 and 365 of the Bankruptcy Code.
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

It is unclear whether claims made by the Company under the Tax Separation Agreement would be enforceable against Walter Energy in connection with, or following the conclusion of, the various Walter Energy bankruptcy proceedings described above or if such claims would be rejected or disallowed under bankruptcy law, and whether Walter Energy will have the ability to satisfy in part or in full the amount of any claims made by the Company under the Tax Separation Agreement or otherwise.
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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: May 3, 2016	By:	/s/ Denmar J. Dixon
Denmar J. Dixon
Vice Chairman, President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Dated: May 3, 2016	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

10.1	(1)
Fourth Amended and Restated Consent Agreement, dated as of March 16, 2016, among Ditech Financial LLC, Green Tree Agency Advance Funding Trust I, Green Tree Advance Receivables III LLC, Wells Fargo Bank, N.A., as Indenture Trustee, Barclays Bank PLC, as administrative agent, and the Federal Home Loan Mortgage Corporation.

10.2
Employment Agreement, by and between Walter Investment Management Corp. and Denmar J. Dixon, entered into as of April 4, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on April 6, 2016).

10.3	(1)
Amendment No. 9 to Receivables Loan Agreement, dated as of April 22, 2016, by and among Green Tree Advance Receivables II LLC, as borrower, Ditech Financial LLC, as administrator, the financial institutions identified on the signature pages thereto, as lenders, Wells Fargo Bank, National Association, as Calculation Agent, Account Bank, Verification Agent and Securities Intermediary, and Wells Fargo Capital Finance, LLC, as agent for the lenders.

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
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.