Form 10-Q
period 2016-06-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2016-08-09
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_______________________________________________________________________________________
Form 10-Q

_______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 36,143,487 shares of common stock outstanding as of August 3, 2016.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$312,893	$202,828
Restricted cash and cash equivalents	209,898	708,099
Residential loans at amortized cost, net (includes $4,329 and $4,457 in allowance for loan losses at June 30, 2016 and December 31, 2015, respectively)	565,061	541,406
Residential loans at fair value	12,723,753	12,673,439
Receivables, net (includes $12,681 and $16,542 at fair value at June 30, 2016 and December 31, 2015, respectively)	251,116	214,398
Servicer and protective advances, net (includes $124,387 and $120,338 in allowance for uncollectible advances at June 30, 2016 and December 31, 2015, respectively)	1,309,096	1,595,911
Servicing rights, net (includes $1,255,351 and $1,682,016 at fair value at June 30, 2016 and December 31, 2015, respectively)	1,350,276	1,788,576
Goodwill	156,283	367,911
Intangible assets, net	77,910	84,038
Premises and equipment, net	103,642	106,481
Deferred tax assets, net	273,816	108,050
Other assets (includes $79,597 and $58,512 at fair value at June 30, 2016 and December 31, 2015, respectively)	256,031	200,364
Total assets	$17,589,775	$18,591,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $36,408 and $6,475 at fair value at June 30, 2016 and December 31, 2015, respectively)	$631,771	$639,980
Servicer payables	158,654	603,692
Servicing advance liabilities	1,002,451	1,229,280
Warehouse borrowings	1,396,102	1,340,388
Servicing rights related liabilities at fair value	120,825	117,000
Corporate debt	2,159,947	2,157,424
Mortgage-backed debt (includes $548,067 and $582,340 at fair value at June 30, 2016 and December 31, 2015, respectively)	999,499	1,051,679
HMBS related obligations at fair value	10,717,148	10,647,382
Total liabilities	17,186,397	17,786,825
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 36,137,082 and 35,573,405 shares at June 30, 2016 and December 31, 2015, respectively	361	355
Additional paid-in capital	595,212	591,454
Retained earnings (accumulated deficit)	(193,049)	212,054
Accumulated other comprehensive income	854	813
Total stockholders' equity	403,378	804,676
Total liabilities and stockholders' equity	$17,589,775	$18,591,501

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

	June 30, 2016	December 31, 2015
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$47,686	$59,705
Residential loans at amortized cost, net	484,517	500,563
Residential loans at fair value	558,972	526,016
Receivables	13,180	16,542
Servicer and protective advances, net	935,367	1,136,246
Other assets	23,818	12,170
Total assets	$2,063,540	$2,251,242

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$3,173	$3,435
Servicing advance liabilities	820,047	992,769
Mortgage-backed debt (includes $548,067 and $582,340 at fair value at June 30, 2016 and December 31, 2015, respectively)	999,499	1,051,679
Total liabilities	$1,822,719	$2,047,883
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Net servicing revenue and fees	$31,936	$223,915	$(73,826)	$314,802
Net gains on sales of loans	100,176	119,399	184,653	244,626
Net fair value gains on reverse loans and related HMBS obligations	7,650	6,815	42,858	37,589
Interest income on loans	11,849	18,186	24,020	50,127
Insurance revenue	11,277	11,429	21,644	25,560
Other revenues	24,585	32,689	54,895	50,586
Total revenues	187,473	412,433	254,244	723,290

EXPENSES
Salaries and benefits	133,681	143,157	266,320	290,385
General and administrative	135,776	142,100	265,382	270,747
Goodwill impairment	215,412	56,539	215,412	56,539
Interest expense	64,400	68,665	128,648	143,536
Depreciation and amortization	14,540	16,093	28,963	32,725
Other expenses, net	1,897	1,401	4,403	5,448
Total expenses	565,706	427,955	909,128	799,380

OTHER GAINS (LOSSES)
Gain on extinguishment	—	—	928	—
Other net fair value gains (losses)	(819)	3,326	(2,963)	2,454
Other	(532)	(2,803)	(1,556)	8,959
Total other gains (losses)	(1,351)	523	(3,591)	11,413

Loss before income taxes	(379,584)	(14,999)	(658,475)	(64,677)
Income tax expense (benefit)	(147,183)	23,120	(253,372)	4,450
Net loss	$(232,401)	$(38,119)	$(405,103)	$(69,127)

Comprehensive loss	$(232,385)	$(38,030)	$(405,062)	$(69,011)

Net loss	$(232,401)	$(38,119)	$(405,103)	$(69,127)

Basic and diluted loss per common and common equivalent share	$(6.49)	$(1.01)	$(11.35)	$(1.83)

Weighted-average common and common equivalent shares outstanding — basic and diluted	35,811	37,759	35,679	37,739
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2016	35,573,405	$355	$591,454	$212,054	$813	$804,676
Net loss	—	—	—	(405,103)	—	(405,103)
Other comprehensive income, net of tax	—	—	—	—	41	41
Share-based compensation	—	—	5,705	—	—	5,705
Tax shortfall on share-based compensation	—	—	(1,237)	—	—	(1,237)
Share-based compensation issuances, net	563,677	6	(710)	—	—	(704)
Balance at June 30, 2016	36,137,082	$361	$595,212	$(193,049)	$854	$403,378
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(405,103)	$(69,127)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(42,858)	(37,589)
Amortization of servicing rights	7,236	13,978
Change in fair value of servicing rights	514,073	128,094
Change in fair value of servicing rights related liabilities	(12,724)	2,821
Change in fair value of charged-off loans	(14,296)	(8,656)
Other net fair value losses	6,815	2,455
Accretion of discounts on residential loans and advances	(1,845)	(5,221)
Accretion of discounts on debt and amortization of deferred debt issuance costs	16,195	15,495
Provision for uncollectible advances	22,356	28,185
Depreciation and amortization of premises and equipment and intangible assets	28,963	32,725
Provision (benefit) for deferred income taxes	(167,010)	21,423
Share-based compensation	5,705	8,429
Purchases and originations of residential loans held for sale	(10,078,201)	(13,072,613)
Proceeds from sales of and payments on residential loans held for sale	10,239,448	12,698,437
Net gains on sales of loans	(184,653)	(244,626)
Gain on sale of investments	—	(8,959)
Goodwill impairment	215,412	56,539
Other	6,090	310

Changes in assets and liabilities
Increase in receivables	(44,424)	(42,441)
Decrease in servicer and protective advances	271,970	202,086
Decrease (increase) in other assets	(11,150)	17,186
Decrease in payables and accrued liabilities	(93,076)	(6,389)
Increase (decrease) in servicer payables, net of change in restricted cash	31,122	(1,298)
Cash flows provided by (used in) operating activities	310,045	(268,756)

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2016	2015
Investing activities
Purchases and originations of reverse loans held for investment	(384,816)	(922,422)
Principal payments received on reverse loans held for investment	473,617	385,073
Principal payments received on mortgage loans held for investment	45,238	69,666
Payments received on charged-off loans held for investment	12,542	12,249
Payments received on receivables related to Non-Residual Trusts	4,011	3,853
Proceeds from sales of real estate owned, net	51,924	37,544
Purchases of premises and equipment	(22,638)	(9,748)
Decrease in restricted cash and cash equivalents	10,328	3,114
Payments for acquisitions of businesses, net of cash acquired	(1,947)	(2,810)
Acquisitions of servicing rights, net	(8,410)	(189,276)
Proceeds from sale of servicing rights	19,920	778
Proceeds from sale of residual interests in Residual Trusts	—	189,513
Proceeds from sale of investment	—	14,376
Other	(2,174)	12,242
Cash flows provided by (used in) investing activities	197,595	(395,848)

Financing activities
Payments on corporate debt	(345)	(8,414)
Extinguishments and settlement of debt	(6,327)	—
Proceeds from securitizations of reverse loans	410,107	951,234
Payments on HMBS related obligations	(590,678)	(466,188)
Issuances of servicing advance liabilities	815,800	425,896
Payments on servicing advance liabilities	(1,043,972)	(546,463)
Net change in warehouse borrowings related to mortgage loans	(59,801)	454,012
Net change in warehouse borrowings related to reverse loans	115,515	(10,708)
Proceeds from sales of servicing rights	29,738	—
Payments on servicing rights related liabilities	(9,639)	(4,576)
Payments on mortgage-backed debt	(52,017)	(81,795)
Other debt issuance costs paid	(5,912)	(5,594)
Other	(44)	(19,195)
Cash flows provided by (used in) financing activities	(397,575)	688,209

Net increase in cash and cash equivalents	110,065	23,605
Cash and cash equivalents at beginning of the period	202,828	320,175
Cash and cash equivalents at end of the period	$312,893	$343,780

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$134,703	$153,066
Cash paid (received) for taxes	58	(18)
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
The Company operates through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 12 for additional information.
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
Interim Financial Reporting
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

Recent Accounting Guidance
In May 2014, the FASB issued new revenue recognition guidance that supersedes most industry-specific guidance but does exclude insurance contracts and financial instruments. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. In April 2015, the FASB voted for a one-year deferral of the effective date, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Subsequent to the initial issuance, the FASB has continued to issue updates to this guidance to provide additional clarification and implementation instructions to issuers regarding (i) principal versus agent considerations, (ii) identifying performance obligations, (iii) licensing, and (iv) narrow-scope improvements and practical expedients relating to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.
In August 2014, the FASB issued an accounting standards update intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance may result in additional disclosures; however, this guidance will not have a material impact on the consolidated results of operations or financial condition.
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

In March 2016, the FASB issued an accounting standards update that provides guidance to simplify the transition to the equity method of accounting for investments. It requires that the equity method investor add the cost of acquiring additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. It also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.
In June 2016, the FASB issued an accounting standards update that amends the guidance for recognizing credit losses on financial instruments measured at amortized cost. This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.
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
During the six months ended June 30, 2016, the Reverse Mortgage VIEs were funded with HECMs and real estate owned that were repurchased from Ginnie Mae securitization pools utilizing warehouse facilities. These assets collateralize certain master repurchase agreements, which are not included in the Reverse Mortgage VIEs. Refer to Note 9 for additional information.

Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	June 30, 2016
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing VIEs	Reverse Mortgage VIEs	Total
Assets
Restricted cash and cash equivalents	$13,313	$11,382	$22,991	$—	$47,686
Residential loans at amortized cost, net	484,517	—	—	—	484,517
Residential loans at fair value	—	488,179	—	70,793	558,972
Receivables	—	12,681	—	499	13,180
Servicer and protective advances, net	—	—	935,367	—	935,367
Other assets	9,145	1,712	1,152	11,809	23,818
Total assets	$506,975	$513,954	$959,510	$83,101	$2,063,540

Liabilities
Payables and accrued liabilities	$2,035	$—	$1,138	$—	$3,173
Servicing advance liabilities	—	—	820,047	—	820,047
Mortgage-backed debt	451,432	548,067	—	—	999,499
Total liabilities	$453,467	$548,067	$821,185	$—	$1,822,719

	December 31, 2015
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing VIEs	Total
Assets
Restricted cash and cash equivalents	$13,369	$11,388	$34,948	$59,705
Residential loans at amortized cost, net	500,563	—	—	500,563
Residential loans at fair value	—	526,016	—	526,016
Receivables	—	16,542	—	16,542
Servicer and protective advances, net	—	—	1,136,246	1,136,246
Other assets	9,357	558	2,255	12,170
Total assets	$523,289	$554,504	$1,173,449	$2,251,242

Liabilities
Payables and accrued liabilities	$2,084	$—	$1,351	$3,435
Servicing advance liabilities	—	—	992,769	992,769
Mortgage-backed debt	469,339	582,340	—	1,051,679
Total liabilities	$471,423	$582,340	$994,120	$2,047,883
Unconsolidated Variable Interest Entities
Included in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are descriptions of the Company’s variable interests in VIEs relating to servicing arrangements with an LOC reimbursement obligation and other servicing arrangements that it does not consolidate as it has determined that it is not the primary beneficiary of such VIEs. Additionally, refer to Note 15 for information on the Company's transactions with WCO.

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
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to a breach of contractual representations and warranties. Refer to Note 13 for additional information.
The following table presents the carrying amounts of the Company’s assets that relate to its continuing involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets			Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Total
June 30, 2016	$387,255	$18,775	$406,030	$50,418,217
December 31, 2015	509,785	25,078	534,863	46,983,388
At June 30, 2016 and December 31, 2015, 0.7% and 0.5%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
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
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Cash proceeds received from sales, net of fees	$4,825,191	$7,009,854	$10,290,056	$12,668,998
Servicing fees collected (1)	36,407	26,542	71,179	48,764
Repurchases of previously sold loans	10,386	5,249	16,318	8,379
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continuing involvement.
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
At June 30, 2016, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $10.0 billion and $10.6 billion, respectively.
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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers between levels during the three and six months ended June 30, 2016 and 2015.

Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There were no assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	June 30, 2016	December 31, 2015
Level 2
Assets
Mortgage loans held for sale	$1,274,275	$1,334,300
Freestanding derivative instruments	4,120	6,993
Level 2 assets	$1,278,395	$1,341,293
Liabilities
Freestanding derivative instruments	$36,245	$5,405
Level 2 liabilities	$36,245	$5,405

Level 3
Assets
Reverse loans	$10,910,237	$10,763,816
Mortgage loans related to Non-Residual Trusts	488,179	526,016
Charged-off loans	51,062	49,307
Receivables related to Non-Residual Trusts	12,681	16,542
Servicing rights carried at fair value	1,255,351	1,682,016
Freestanding derivative instruments (IRLCs)	75,477	51,519
Level 3 assets	$12,792,987	$13,089,216
Liabilities
Freestanding derivative instruments (IRLCs)	$163	$1,070
Servicing rights related liabilities	120,825	117,000
Mortgage-backed debt related to Non-Residual Trusts	548,067	582,340
HMBS related obligations	10,717,148	10,647,382
Level 3 liabilities	$11,386,203	$11,347,792

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended June 30, 2016
	Fair Value April 1, 2016	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Originations / Issuances	Sales	Settlements	Fair Value June 30, 2016
Assets
Reverse loans	$10,872,891	$141,375	$84,935	$118,807	$—	$(307,771)	$10,910,237
Mortgage loans related to Non-Residual Trusts	506,337	6,418	—	—	—	(24,576)	488,179
Charged-off loans (1)	53,246	9,668	—	—	—	(11,852)	51,062
Receivables related to Non-Residual Trusts	14,118	618	—	—	—	(2,055)	12,681
Servicing rights carried at fair value (2)	1,427,331	(187,493)	(2,531)	46,279	(28,235)	—	1,255,351
Freestanding derivative instruments (IRLCs)	64,407	11,304	—	—	—	(234)	75,477
Total assets	$12,938,330	$(18,110)	$82,404	$165,086	$(28,235)	$(346,488)	$12,792,987

Liabilities
Freestanding derivative instruments (IRLCs)	$(255)	$92	$—	$—	$—	$—	$(163)
Servicing rights related liabilities	(105,559)	1,903	—	(27,886)	—	10,717	(120,825)
Mortgage-backed debt related to Non-Residual Trusts	(564,832)	(7,987)	—	—	—	24,752	(548,067)
HMBS related obligations	(10,697,435)	(133,725)	—	(207,160)	—	321,172	(10,717,148)
Total liabilities	$(11,368,081)	$(139,717)	$—	$(235,046)	$—	$356,641	$(11,386,203)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $3.4 million during the three months ended June 30, 2016.

(2)	During the three months ended June 30, 2016, the Company sold mortgage servicing rights with a fair value of $28.2 million and recognized a total net loss on sale of $0.5 million.

	For the Six Months Ended June 30, 2016
	Fair Value January 1, 2016	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Originations / Issuances	Sales	Settlements	Fair Value June 30, 2016
Assets
Reverse loans	$10,763,816	$296,209	$138,955	$245,958	$—	$(534,701)	$10,910,237
Mortgage loans related to Non-Residual Trusts	526,016	11,581	—	—	—	(49,418)	488,179
Charged-off loans (1)	49,307	24,044	—	—	—	(22,289)	51,062
Receivables related to Non-Residual Trusts	16,542	151	—	—	—	(4,012)	12,681
Servicing rights carried at fair value (2)	1,682,016	(514,073)	17,106	98,537	(28,235)	—	1,255,351
Freestanding derivative instruments (IRLCs)	51,519	24,406	—	—	—	(448)	75,477
Total assets	$13,089,216	$(157,682)	$156,061	$344,495	$(28,235)	$(610,868)	$12,792,987

Liabilities
Freestanding derivative instruments (IRLCs)	$(1,070)	$907	$—	$—	$—	$—	$(163)
Servicing rights related liabilities	(117,000)	5,197	—	(27,886)	—	18,864	(120,825)
Mortgage-backed debt related to Non-Residual Trusts	(582,340)	(14,919)	—	—	—	49,192	(548,067)
HMBS related obligations	(10,647,382)	(253,351)	—	(410,107)	—	593,692	(10,717,148)
Total liabilities	$(11,347,792)	$(262,166)	$—	$(437,993)	$—	$661,748	$(11,386,203)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $14.3 million during the six months ended June 30, 2016.

(2)	During the six months ended June 30, 2016, the Company sold mortgage servicing rights with a fair value of $28.2 million and recognized a total net loss on sale of $0.5 million.

	For the Three Months Ended June 30, 2015
	Fair Value April 1, 2015	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Originations / Issuances	Settlements	Fair Value June 30, 2015
Assets
Reverse loans	$10,429,893	$69,178	$270,484	$223,825	$(257,282)	$10,736,098
Mortgage loans related to Non-Residual Trusts	567,912	12,000	—	—	(26,502)	553,410
Charged-off loans (1)	50,845	15,707	—	—	(12,928)	53,624
Receivables related to Non-Residual Trusts	22,935	(302)	—	—	(1,833)	20,800
Servicing rights carried at fair value	1,570,320	1,141	139,449	86,811	—	1,797,721
Freestanding derivative instruments (IRLCs)	84,925	(34,053)	—	—	(122)	50,750
Total assets	$12,726,830	$63,671	$409,933	$310,636	$(298,667)	$13,212,403

Liabilities
Freestanding derivative instruments (IRLCs)	$(204)	$(4,587)	$—	$—	$—	$(4,791)
Servicing rights related liabilities	(63,349)	(5,694)	—	—	4,487	(64,556)
Mortgage-backed debt related to Non-Residual Trusts	(635,239)	(8,274)	—	—	26,719	(616,794)
HMBS related obligations	(10,304,384)	(62,363)	—	(493,785)	271,861	(10,588,671)
Total liabilities	$(11,003,176)	$(80,918)	$—	$(493,785)	$303,067	$(11,274,812)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $8.7 million during the three months ended June 30, 2015.

	For the Six Months Ended June 30, 2015
	Fair Value January 1, 2015	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Originations / Issuances	Sales	Settlements	Fair Value June 30, 2015
Assets
Reverse loans (1)	$10,064,365	$192,087	$509,859	$413,335	$(16,592)	$(426,956)	$10,736,098
Mortgage loans related to Non-Residual Trusts	586,433	20,164	—	—	—	(53,187)	553,410
Charged-off loans (2)	57,217	21,691	—	—	—	(25,284)	53,624
Receivables related to Non-Residual Trusts	25,201	(548)	—	—	—	(3,853)	20,800
Servicing rights carried at fair value	1,599,541	(128,094)	167,162	159,112	—	—	1,797,721
Freestanding derivative instruments (IRLCs)	60,400	(9,330)	—	—	—	(320)	50,750
Total assets	$12,393,157	$95,970	$677,021	$572,447	$(16,592)	$(509,600)	$13,212,403

Liabilities
Freestanding derivative instruments (IRLCs)	$(263)	$(4,528)	$—	$—	$—	$—	$(4,791)
Servicing rights related liabilities	(66,311)	(7,512)	—	—	—	9,267	(64,556)
Mortgage-backed debt related to Non-Residual Trusts	(653,167)	(16,830)	—	—	—	53,203	(616,794)
HMBS related obligations	(9,951,895)	(154,596)	—	(951,233)	—	469,053	(10,588,671)
Total liabilities	$(10,671,636)	$(183,466)	$—	$(951,233)	$—	$531,523	$(11,274,812)
__________

(1)	During the six months ended June 30, 2015, the Company sold $16.6 million in reverse loans and recognized $0.1 million in net losses on sales of loans.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rate and discount rates, of $8.7 million during the six months ended June 30, 2015.

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on charged-off loans, IRLCs, servicing rights carried at fair value, and servicing rights related liabilities, are recognized in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive loss. Gains and losses related to charged-off loans are recorded in other revenues, while gains and losses relating to IRLCs are recorded in net gains on sales of loans on the consolidated statements of comprehensive loss. The change in fair value of servicing rights carried at fair value and servicing rights related liabilities are recorded in net servicing revenue and fees on the consolidated statements of comprehensive loss. Total gains and losses included in the financial statement line items disclosed above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
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

		June 30, 2016		December 31, 2015
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years (4)	0.8 - 11.8	4.1	1.1 - 10.0	4.1
	Conditional repayment rate	10.82% - 61.96%	26.54%	13.53% - 52.94%	25.59%
	Discount rate	1.64% - 2.95%	2.29%	2.08% - 3.56%	2.84%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	2.97% - 4.03%	3.36%	2.67% - 4.66%	3.52%
	Conditional default rate	1.69% - 2.60%	2.13%	1.47% - 2.74%	2.05%
	Loss severity	76.78% - 100.00%	91.68%	73.07% - 95.88%	88.72%
	Discount rate	8.00%	8.00%	8.00%	8.00%
Charged-off loans	Collection rate	2.60% - 3.42%	2.64%	2.15% - 3.54%	2.23%
	Discount rate	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	2.33% - 3.06%	2.76%	1.93% - 3.62%	2.90%
	Conditional default rate	1.68% - 2.80%	2.20%	1.66% - 2.98%	2.30%
	Loss severity	72.26% - 100.00%	89.06%	70.33% - 93.46%	85.63%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years (4)	2.4 - 7.1	5.2	5.2 - 9.0	6.3
	Discount rate	10.14% - 14.23%	10.58%	10.00% - 14.34%	10.88%
	Conditional prepayment rate	7.02% - 26.30%	13.39%	6.07% - 13.15%	9.94%
	Conditional default rate	0.02% - 3.35%	0.99%	0.05% - 2.49%	1.06%
Interest rate lock commitments	Loan funding probability	16.00% - 100.00%	75.81%	2.34% - 100.00%	79.42%
	Fair value of initial servicing rights multiple (5)	0.10 - 6.48	3.20	0.05 - 7.06	3.71

		June 30, 2016		December 31, 2015
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	16.00% - 100.00%	77.45%	38.00% - 100.00%	83.28%
	Fair value of initial servicing rights multiple (5)	1.66 - 5.28	3.49	0.11 - 5.88	4.00
Servicing rights related liabilities	Weighted-average remaining life in years (4)	2.1 - 7.0	5.4	6.3 - 7.4	6.6
	Discount rate	10.17% - 12.85%	11.48%	11.67% - 13.85%	13.24%
	Conditional prepayment rate	8.77% - 18.13%	12.56%	8.32% - 11.28%	9.98%
	Conditional default rate	0.01% - 3.01%	0.48%	0.11% - 1.06%	0.58%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	2.33% - 3.06%	2.76%	1.93% - 3.62%	2.90%
	Conditional default rate	1.68% - 2.80%	2.20%	1.66% - 2.98%	2.30%
	Loss severity	72.26% - 100.00%	89.06%	70.33% - 93.46%	85.63%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years (4)	0.6 - 7.3	3.5	0.9 - 6.6	3.5
	Conditional repayment rate	11.38% - 66.94%	25.96%	12.06% - 55.49%	24.70%
	Discount rate	1.39% - 2.63%	1.94%	1.73% - 3.08%	2.39%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	June 30, 2016		December 31, 2015
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,910,237	$10,244,435	$10,763,816	$10,187,521
Mortgage loans held for sale (1)	1,274,275	1,210,315	1,334,300	1,285,582
Mortgage loans related to Non-Residual Trusts	488,179	544,808	526,016	580,695
Charged-off loans	51,062	2,792,844	49,307	2,887,367
Total	$12,723,753	$14,792,402	$12,673,439	$14,941,165

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$548,067	$552,070	$582,340	$585,839
HMBS related obligations (2)	10,717,148	10,002,171	10,647,382	10,012,283
Total	$11,265,215	$10,554,241	$11,229,722	$10,598,122
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 9 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that had a fair value of $1.7 million and $2.6 million at June 30, 2016 and December 31, 2015, respectively, and an unpaid principal balance of $16.3 million and $16.2 million at June 30, 2016 and December 31, 2015, respectively. Mortgage loans held for sale that are 90 days or more past due are insignificant at June 30, 2016 and December 31, 2015. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $91.1 million and $77.4 million at June 30, 2016 and December 31, 2015, respectively. In addition, the Company had loans that were in the process of foreclosure of $456.1 million and $244.9 million at June 30, 2016 and December 31, 2015, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheets. Real estate owned, net is included on the consolidated balance sheets within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		June 30, 2016		December 31, 2015
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 69.48%	6.72%	0.00% - 72.58%	8.25%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at time of foreclosure.
The Company held real estate owned, net in the Reverse Mortgage and Servicing segments and Other non-reportable segment of $77.6 million, $11.8 million and $1.7 million at June 30, 2016, respectively and $66.4 million, $10.4 million and $0.6 million at December 31, 2015, respectively. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.

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

		June 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net	Level 3	$565,061	$580,595	$541,406	$554,664
Insurance premium receivables	Level 3	71,422	69,060	90,053	87,152
Servicer and protective advances, net	Level 3	1,309,096	1,249,526	1,595,911	1,513,076

Financial liabilities
Payables to insurance carriers	Level 3	37,574	37,126	63,410	62,694
Servicing advance liabilities (1)	Level 3	1,001,074	1,004,351	1,226,898	1,232,147
Corporate debt (2)	Level 2	2,155,095	1,528,443	2,152,031	1,904,467
Mortgage-backed debt carried at amortized cost	Level 3	451,432	457,643	469,339	475,347
__________

(1)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(2)	The carrying amounts of corporate debt in the table above are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheets.
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

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Realized gains on sales of loans	$79,999	$18,696	$160,079	$80,075
Change in unrealized gains on loans held for sale	2,548	(15,649)	12,839	(14,260)
Gains (losses) on interest rate lock commitments	11,395	(38,640)	25,312	(13,858)
Gains (losses) on forward sales commitments	(43,384)	71,935	(110,337)	33,287
Losses on MBS purchase commitments	(2,477)	(13,107)	(13,273)	(18,786)
Capitalized servicing rights	46,279	86,811	98,537	159,112
Provision for repurchases	(3,724)	(4,532)	(8,437)	(6,557)
Interest income	9,540	13,885	19,933	25,613
Net gains on sales of loans	$100,176	$119,399	$184,653	$244,626
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest income on reverse loans	$113,631	$109,406	$224,225	$215,686
Change in fair value of reverse loans	27,744	(40,228)	71,984	(23,501)
Net fair value gains on reverse loans	141,375	69,178	296,209	192,185

Interest expense on HMBS related obligations	(103,368)	(100,564)	(206,622)	(199,100)
Change in fair value of HMBS related obligations	(30,357)	38,201	(46,729)	44,504
Net fair value losses on HMBS related obligations	(133,725)	(62,363)	(253,351)	(154,596)
Net fair value gains on reverse loans and related HMBS obligations	$7,650	$6,815	$42,858	$37,589
5. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	June 30, 2016			December 31, 2015
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$3,351,210	$75,477	$163	$3,398,892	$51,519	$1,070
Forward sales commitments	4,413,700	17	36,245	4,650,000	6,427	4,871
MBS purchase commitments	655,500	4,103	—	703,000	566	534
Total derivative instruments		$79,597	$36,408		$58,512	$6,475
Cash margin		$25,436	$—		$209	$10,101

Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $0.5 million and $0.3 million, and liability positions of $7.2 million and $8.6 million, at June 30, 2016 and December 31, 2015, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At June 30, 2016, the Company’s net derivative asset position with that counterparty of $0.1 million was comprised of $3.1 million of over-collateralized positions associated with the master repurchase agreement and cash margin paid of $0.9 million, partially offset by a net derivative liability position of $3.9 million.
During the first quarter of 2016, the Company entered into a master netting arrangement with another of the Company’s counterparties, which also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with the same counterparty. At June 30, 2016, the Company’s net derivative liability position with that counterparty was $1.8 million. Under the master netting arrangement, the Company is able to utilize certain over-collateralized positions and excess cash deposited with the counterparty associated with the master repurchase agreement to reduce potential cash margin posting requirements on derivative transactions. At June 30, 2016, there were $21.1 million of over-collateralized positions and $69.9 million in excess cash deposited with the counterparty related to the master repurchase agreement. The master netting agreement does not obligate the counterparty to transfer cash margin to the Company related to the master repurchase agreement over-collateralization and excess cash positions.
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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	June 30, 2016		December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners (1)
Capitalized servicing rights (2)	1,572,863	$187,617,542	1,637,541	$197,154,579
Capitalized sub-servicing (3)	143,475	8,161,267	159,368	9,053,755
Sub-servicing (4)	407,417	60,672,148	346,755	47,734,378
Total third-party servicing portfolio	2,123,755	256,450,957	2,143,664	253,942,712
On-balance sheet residential loans and real estate owned	99,089	12,682,938	102,044	12,705,532
Total servicing portfolio (5)	2,222,844	$269,133,895	2,245,708	$266,648,244
__________

(1)	Includes real estate owned serviced for third parties.

(2)	Includes $5.5 billion and $1.7 billion in unpaid principal balance associated with servicing rights sold legally to WCO at June 30, 2016 and December 31, 2015, respectively.

(3)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(4)	Includes $6.2 billion and $6.6 billion in unpaid principal balance of sub-servicing performed for WCO at June 30, 2016 and December 31, 2015, respectively.

(5)	Excludes charged-off loans managed by the Servicing segment.

Net Servicing Revenue and Fees
The Company services loans for itself, as well as for third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Servicing fees (1) (2)	$177,082	$176,316	$354,836	$348,048
Incentive and performance fees (1)	18,011	33,681	37,783	65,419
Ancillary and other fees (1) (3)	25,058	25,436	49,667	50,919
Servicing revenue and fees	220,151	235,433	442,286	464,386
Amortization of servicing rights (4)	(2,625)	(6,965)	(7,236)	(13,978)
Change in fair value of servicing rights	(187,493)	1,141	(514,073)	(128,094)
Change in fair value of servicing rights related liabilities (2) (5)	1,903	(5,694)	5,197	(7,512)
Net servicing revenue and fees	$31,936	$223,915	$(73,826)	$314,802
__________

(1)
Includes sub-servicing fees and incentive, performance, ancillary and other fees related to servicing assets held by WCO of $1.2 million and $0.1 million, respectively, for the three months ended June 30, 2016 and $2.1 million and $0.3 million, respectively, for the six months ended June 30, 2016.

(2)	Includes a pass-through of $1.8 million and $3.0 million relating to servicing rights sold to WCO during the three and six months ended June 30, 2016, respectively.

(3)
Includes late fees of $17.9 million and $15.2 million for the three months ended June 30, 2016 and 2015, respectively, and $33.7 million and $29.6 million for the six months ended June 30, 2016 and 2015, respectively.

(4)	Includes amortization of a servicing liability of $3.1 million and $4.3 million for the three and six months ended June 30, 2016, respectively.

(5)
Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $3.1 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, and $7.0 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively.

Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$99,302	$7,258	$121,364	$9,311
Servicing rights capitalized upon deconsolidation of Residual Trusts	—	—	3,133	—
Sales	(103)	—	—	—
Amortization of servicing rights (1)	(10,626)	(906)	(12,901)	(1,077)
Balance at end of the period	$88,573	$6,352	$111,596	$8,234
__________

(1)
Includes amortization of servicing rights for the mortgage loan class and the reverse loan class of $5.2 million and $0.4 million, respectively, for the three months ended June 30, 2016 and $6.4 million and $0.5 million, respectively, for the three months ended June 30, 2015.

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. At June 30, 2016, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $107.0 million and $8.8 million, respectively. At December 31, 2015, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $117.3 million and $11.1 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	June 30, 2016
	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	5.6	2.9
Weighted-average discount rate	12.05%	15.00%
Conditional prepayment rate (2)	6.79%	N/A
Conditional default rate (2)	2.18%	N/A
Conditional repayment rate (3)	N/A	29.13%
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
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of the period (1)	$1,427,331	$1,570,320	$1,682,016	$1,599,541
Purchases	2,202	139,449	21,839	167,162
Servicing rights capitalized upon sales of loans	46,279	86,811	98,537	159,112
Sales	(28,235)	—	(28,235)	—
Other	(4,733)	—	(4,733)	—
Change in fair value due to:
Changes in valuation inputs or other assumptions (2)	(127,713)	59,286	(386,173)	(15,248)
Other changes in fair value (3)	(59,780)	(58,145)	(127,900)	(112,846)
Total change in fair value	(187,493)	1,141	(514,073)	(128,094)
Balance at end of the period (1)	$1,255,351	$1,797,721	$1,255,351	$1,797,721
__________

(1)	Includes servicing rights that were sold to WCO and accounted for as a financing of $35.6 million and $16.9 million at June 30, 2016 and December 31, 2015, respectively.

(2)	Represents the change in fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(3)	Represents the realization of expected cash flows over time.

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
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	June 30, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	10.58%	$(45,191)	$(87,250)	10.88%	$(68,874)	$(132,645)
Weighted-average conditional prepayment rate	13.39%	(67,232)	(128,344)	9.94%	(63,884)	(123,173)
Weighted-average conditional default rate	0.99%	(23,396)	(47,716)	1.06%	(21,208)	(43,576)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumptions, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average life in years	6.2	6.5	6.2	6.6
Weighted-average discount rate	12.20%	12.02%	12.72%	10.90%
Weighted-average conditional prepayment rate	9.11%	7.68%	9.41%	7.80%
Weighted-average conditional default rate	0.46%	0.24%	0.38%	0.46%
7. Goodwill
The table below sets forth the activity in goodwill by reportable segment (in thousands):

	Reportable Segment
	Servicing (2)	Originations	Total
Balance at January 1, 2016 (1)	$320,164	$47,747	$367,911
Acquisition of RCS net assets	3,784	—	3,784
Impairment	(215,412)	—	(215,412)
Balance at June 30, 2016 (1)	$108,536	$47,747	$156,283
__________

(1)
The goodwill included in the Reverse Mortgage segment became fully impaired as of the second quarter of 2015. There were accumulated impairment losses of $138.8 million relating to the Reverse Mortgage segment at both June 30, 2016 and December 31, 2015. In addition, there were accumulated impairment losses included in goodwill relating to the Servicing segment of $366.4 million and $151.0 million at June 30, 2016 and December 31, 2015, respectively.

(2)	The Servicing, Insurance and ARM reporting units are components of the Servicing segment.

During the first six months of 2016, operating results for the Servicing reporting unit were below expectations, primarily driven by delays in transitioning the business model as described further below, as well as external pressures that the sector continues to experience, including regulatory scrutiny and market volatility due to the declining interest rate environment. During this same period, the ARM reporting unit has been unsuccessful in developing new business opportunities. Additionally, the Company's share price has continued to experience downward pressures during 2016. As a result, the Company's market capitalization was reassessed, including the potential impact that the decline in market capitalization could have on the carrying value of goodwill. Management concluded that the aforementioned circumstances indicated that it is more likely than not that the fair value of these reporting units may be below their respective carrying amounts, and accordingly, that Step 1 testing should be completed for both the Servicing and ARM reporting units. The Step 1 test indicated that both the Servicing and ARM reporting units had carrying values that exceeded the respective estimated fair values and therefore, the second step of the impairment evaluation was required to be completed to measure the amount of impairment to be recorded, if any. Based on the Step 2 analysis, the carrying amount of the Servicing reporting unit’s goodwill exceeded its implied fair value by $194.1 million, for which a goodwill impairment charge was recorded in the second quarter of 2016. This impairment was primarily the result of an increased company-specific risk premium added to the discount rate that was applied to lower re-forecasted cash flows. The decline in cash flows was driven by continued challenges associated with certain company-specific matters, including delays in transitioning the Servicing business to a more fee-for-service and capital-light business model, and other market developments that have also contributed to the decline in the Company's stock price. Additionally, based on the Step 2 analysis, the carrying amount of the ARM reporting unit’s goodwill exceeded its implied fair value by $21.3 million, for which a goodwill impairment charge was recorded in the second quarter of 2016. This impairment was primarily the result of lower cash flows due to the inability of this reporting unit to develop new business opportunities. At June 30, 2016, the Servicing, Originations, ARM and Insurance reporting units had goodwill of $91.0 million, $47.7 million, $13.1 million and $4.4 million, respectively.
The Company is likely to continue to be impacted in the near term by certain company-specific matters, overall market performance within the sector, and a continued level of regulatory scrutiny. As a result, market capitalization, overall economic and sector conditions and other events or circumstances, including the ability to execute on strategic objectives, amongst other factors, will continue to be regularly monitored by management. Unanticipated outcomes in these areas may result in an impairment of goodwill in the future.
8. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable and accrued liabilities	$153,972	$113,325
Curtailment liability	116,890	115,453
Employee-related liabilities	67,124	95,926
Loans subject to repurchase from Ginnie Mae	62,849	22,507
Originations liability	46,003	48,930
Payables to insurance carriers	37,574	63,410
Derivative instruments	36,408	6,475
Servicing rights and related advance purchases payable	31,995	21,649
Uncertain tax positions (1)	11,253	64,554
Accrued interest payable	9,952	9,819
Acquisition related escrow funds payable to sellers	1,236	10,236
Margin payable on derivative instruments	—	10,101
Other	56,515	57,595
Total payables and accrued liabilities	$631,771	$639,980
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

Costs Associated with Exit Activities
During 2015, the Company took distinct actions to improve efficiencies within the organization, which included re-branding its mortgage business by consolidating Ditech Mortgage Corp and Green Tree Servicing into one legal entity with one brand, Ditech, a Walter Company. Additionally, the Company took measures to restructure its mortgage loan servicing operations and improve the profitability of the reverse mortgage business by streamlining its geographic footprint and strengthening its retail originations channel. These actions resulted in costs relating to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. The Company completed these activities in the fourth quarter of 2015.
In the fourth quarter of 2015, the Company made a decision to exit the consumer retail channel of the Originations segment beginning in January 2016. As a result of this decision, the Company incurred $1.2 million in costs during the fourth quarter of 2015 and $2.0 million in costs during the six months ended June 30, 2016. The Company completed these activities in the second quarter of 2016. The actions to improve efficiencies, re-brand the originations business, restructure the servicing operations and exit from the consumer retail channel are collectively referred to as the 2015 Actions herein.
In addition, during the first and second quarters of 2016, the Company initiated actions in connection with its continued efforts to enhance efficiencies and streamline processes which included various organizational changes to scale the Company's leadership team and support functions to further align with the Company's business needs. These actions resulted in costs relating to the termination of certain employees. As of June 30, 2016, the Company expects to incur additional costs relating to these actions of approximately $1.9 million during the second half of 2016. However, the Company will continue to evaluate other opportunities for further cost reductions which may result in future costs associated with exit activities being incurred. These actions are collectively referred to as the 2016 Actions herein.
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
The following table presents the current period activity in the accrued restructuring liability resulting from each of the 2015 Actions and 2016 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	For the Six Months Ended June 30, 2016
	2015 Actions	2016 Actions	Total
Balance at January 1, 2016	$4,183	$—	$4,183
Charges
Severance and related costs	1,311	6,615	7,926
Office closures and other costs	814	—	814
Total charges	2,125	6,615	8,740
Cash payments or other settlements
Severance and related costs	(3,205)	(2,217)	(5,422)
Office closures and other costs	(1,522)	—	(1,522)
Total cash payments or other settlements	(4,727)	(2,217)	(6,944)
Balance at June 30, 2016	$1,581	$4,398	$5,979

Cumulative charges incurred
Severance and related costs	$7,317	$6,615	$13,932
Office closures and other costs	6,369	—	6,369
Total cumulative charges incurred	$13,686	$6,615	$20,301

Total expected costs to be incurred	$13,686	$8,481	$22,167

The following table presents the current period activity for each of the 2015 Actions and 2016 Actions described above by reportable segment (in thousands):

	For the Six Months Ended June 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Balance at January 1, 2016
2015 Actions	$1,174	$1,663	$1,346	$—	$4,183
2016 Actions	—	—	—	—	—
Total balance at January 1, 2016	1,174	1,663	1,346	—	4,183
Charges
2015 Actions	23	2,065	37	—	2,125
2016 Actions	5,984	34	370	227	6,615
Total charges	6,007	2,099	407	227	8,740
Cash payments or other settlements
2015 Actions	(567)	(2,970)	(1,190)	—	(4,727)
2016 Actions	(1,710)	—	(280)	(227)	(2,217)
Total cash payments or other settlements	(2,277)	(2,970)	(1,470)	(227)	(6,944)
Balance at June 30, 2016
2015 Actions	630	758	193	—	1,581
2016 Actions	4,274	34	90	—	4,398
Total balance at June 30, 2016	$4,904	$792	$283	$—	$5,979

Total cumulative charges incurred
2015 Actions	$6,485	$4,673	$1,677	$851	$13,686
2016 Actions	5,984	34	370	227	6,615
Total cumulative charges incurred	$12,469	$4,707	$2,047	$1,078	$20,301

Total expected costs to be incurred
2015 Actions	$6,485	$4,673	$1,677	$851	$13,686
2016 Actions	7,850	34	370	227	8,481
Total expected costs to be incurred	$14,335	$4,707	$2,047	$1,078	$22,167
9. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.5 billion at June 30, 2016 and are secured by certain residential loans and real estate owned. At June 30, 2016, the interest rates on the facilities are primarily based on LIBOR plus between 2.10% and 3.13%, and have various expiration dates through June 2017. At June 30, 2016, $1.2 billion of the outstanding borrowings were secured by $1.3 billion in originated and purchased residential loans and $188.8 million of outstanding borrowings were secured by $220.0 million in repurchased HECMs and real estate owned.

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
Ditech Financial was in compliance with all financial covenants relating to master repurchase agreements at June 30, 2016.
For the quarter ended March 31, 2016, one of RMS’s master repurchase agreements was amended to allow for a lower adjusted EBITDA (as determined pursuant to this agreement) for each of the first quarter and second quarter of 2016 under such agreement’s profitability covenant. Without this amendment, RMS would have been required to have a higher adjusted EBITDA as defined in the agreement for the quarter ended June 30, 2016 under this covenant and, therefore, would not have been in compliance with such covenant for the current quarter. In August 2016, an additional amendment was executed to allow for a lower adjusted EBITDA for each of the third quarter and fourth quarter of 2016 under such agreement's profitability covenant.
As a result of RMS obtaining this amendment, RMS was in compliance with all financial covenants relating to master repurchase agreements at June 30, 2016.
10. Share-Based Compensation
On June 9, 2016, the 2011 Plan was amended and restated to increase the authorized shares thereunder by 2,000,000 shares, resulting in a total of 10,815,000 shares of common stock authorized for issuance under the amended and restated 2011 Plan.
During the three and six months ended June 30, 2016, the Company granted 953,084 RSUs and 208,074 options.
The RSUs granted include immediately vesting RSUs granted to the Company's non-employee directors and former Chief Executive Officer, detailed further below, and 500,000 RSUs granted to the Company's Interim Chief Executive Officer, George M. Awad, that vest ratably in annual installments over three years based upon a service condition. The weighted-average grant date fair value of $3.26 for these awards was based on the average of the high and low market prices of the Company's stock on their respective dates of grant.
The options granted cliff vest in three years based upon a service condition and have a five year contractual term. The fair value of the stock options of $1.59 was based on the estimate of fair value on the date of the grant using the Black-Scholes option pricing model and related assumptions.
The Company's share-based compensation expense has been reflected in salaries and benefits expense in the consolidated statements of comprehensive loss.
On June 8, 2016, the Company and Denmar J. Dixon, the Company’s former Chief Executive Officer, President and former director and Vice Chairman of the Board of Directors, entered into a separation agreement effective June 30, 2016, pursuant to which all RSUs, performance shares and stock options previously awarded to Mr. Dixon will remain outstanding and continue to vest as though Mr. Dixon remained employed by the Company through each applicable vesting date. In addition, Mr. Dixon received 125,000 RSUs that immediately vested on June 30, 2016. The weighted-average grant date fair value of $2.85 for these RSUs was based upon the average of the high and low market prices of the Company's stock on their date of grant. The retention of the performance shares was considered a Type III modification for share-based compensation, and, as a result, the Company reversed all expense previously recorded for these retained awards and recorded the new compensation expense over the new requisite service period. The total incremental compensation benefit resulting from these modifications was $1.0 million.

11. Common Stock and Loss Per Share
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
Amendment No. 3 to the Rights Agreement
On June 28, 2016, the Company and Computershare entered into Amendment No. 3 to the Rights Agreement to extend the expiration date of the Rights Agreement by one year, from June 29, 2016 to June 29, 2017.
Loss Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation shown on the consolidated statements of comprehensive loss (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted loss per share
Net loss available to common stockholders (numerator)	$(232,401)	$(38,119)	$(405,103)	$(69,127)
Weighted-average common shares outstanding (denominator)	35,811	37,759	35,679	37,739
Basic and diluted loss per common and common equivalent share	$(6.49)	$(1.01)	$(11.35)	$(1.83)
A portion of the Company’s unvested RSUs during the six months ended June 30, 2015 were participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, as was the case for the period above, no effect is given to the participating securities because they do not share in the losses of the Company.

The following table summarizes anti-dilutive securities excluded from the computation of dilutive loss per share (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Outstanding share-based compensation awards
Stock options	3,018	3,061	2,942	3,061
Performance shares (1)	—	688	—	688
Restricted stock units	461	769	461	769
Assumed conversion of Convertible Notes	4,932	4,932	4,932	4,932
__________

(1)	Performance shares represent the number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
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
12. Segment Reporting
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

	For the Three Months Ended June 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$72,813	$110,209	$16,137	$45	$(11,731)	$187,473
Income (loss) before income taxes	(356,026)	45,615	(26,944)	(42,229)	—	(379,584)

	For the Three Months Ended June 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2)	$274,196	$128,702	$20,172	$854	$(11,491)	$412,433
Income (loss) before income taxes	82,296	32,965	(90,960)	(39,300)	—	(14,999)
__________

(1)
With the exception of $3.1 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, associated with intercompany activity with the Originations segment and the Other non-reportable segment, all net servicing revenue and fees of the Servicing segment were derived from external customers, including WCO. Included in these revenues for the three months ended June 30, 2016, are late fees of $1.0 million recorded by the Servicing segment which were waived as an incentive for borrowers refinancing their loans. These fees reduced the gain on sale of loans recognized by the Originations segment. All net servicing revenue and fees of the Company's Reverse Mortgage segment were derived from external customers.

(2)
The Company's Servicing segment includes other revenues of $9.5 million and $8.5 million for the three months ended June 30, 2016 and 2015, respectively, associated with fees earned for certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio. Beginning in the first quarter of 2016, the Servicing segment increased the fee per origination charged to the Originations segment to reflect current market pricing. As a result of the change in fee, these intersegment revenues increased by $2.8 million.

(3)
The Company’s Originations segment includes other revenues of $0.2 million for the three months ended June 30, 2016 associated with fees earned for supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights.

	For the Six Months Ended June 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$9,558	$210,486	$60,232	$75	$(26,107)	$254,244
Income (loss) before income taxes	(612,347)	62,016	(21,917)	(86,227)	—	(658,475)

	For the Six Months Ended June 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2)	$417,959	$259,002	$64,099	$4,147	$(21,917)	$723,290
Income (loss) before income taxes	31,624	74,763	(104,417)	(66,647)	—	(64,677)
__________

(1)
With the exception of $6.2 million and $4.8 million for the six months ended June 30, 2016 and 2015, respectively, associated with intercompany activity with the Originations segment and the Other non-reportable segment, all net servicing revenue and fees of the Servicing segment were derived from external customers, including WCO. Included in these revenues for the six months ended June 30, 2016, are late fees of $2.0 million recorded by the Servicing segment which were waived as an incentive for borrowers refinancing their loans. These fees reduced the gain on sale of loans recognized by the Originations segment. All net servicing revenue and fees of the Company's Reverse Mortgage segment were derived from external customers.

(2)
The Company's Servicing segment includes other revenues of $21.0 million and $16.5 million for the six months ended June 30, 2016 and 2015, respectively, associated with fees earned for certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio. Beginning in the first quarter of 2016, the Servicing segment increased the fee per origination charged to the Originations segment to reflect current market pricing. As a result of the change in fee, these intersegment revenues increased by $6.3 million.

(3)
The Company’s Originations segment includes other revenues of $0.9 million for the six months ended June 30, 2016 associated with fees earned for supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights.

	Total Assets Per Segment
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
June 30, 2016	$4,104,012	$1,555,233	$11,295,284	$1,260,726	$(625,480)	$17,589,775
December 31, 2015	5,286,124	1,570,258	11,127,641	1,318,840	(711,362)	18,591,501
13. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in seven securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million drawn under LOCs issued by such third party as credit enhancements to such trusts. The total amount available on these LOCs for these trusts was $257.3 million at June 30, 2016. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitization trusts, the Company does not expect that the final $165.0 million of capacity under the LOCs will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.
Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company determined that it is the primary beneficiary of these securitization trusts and as a result, has consolidated these trusts. The Company is required to call these securitizations when each loan pool falls to 10% of the original principal amount and expects to begin to make such calls in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $417.9 million. The Company estimates call obligations of $100.9 million, $254.0 million and $63.0 million during the years ending December 31, 2017, 2018 and 2019, respectively.
Unfunded Commitments
Reverse Mortgage Loans
At June 30, 2016, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.3 billion and similar commitments on fixed-rate reverse loans of $0.7 million primarily in the form of undrawn lines-of-credit. The borrowing capacity includes $1.1 billion in capacity that was available to be drawn by borrowers at June 30, 2016 and $190.2 million in capacity that will become eligible to be drawn by borrowers through the period ending July 1, 2017 assuming the loans remain performing. In addition, the Company has other commitments of $14.0 million to fund taxes and insurance on borrowers’ properties to the extent of amounts that were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the loan remains performing. The Company also had short-term commitments to lend $20.9 million and commitments to purchase and sell loans totaling $12.5 million and $50.9 million, respectively, at June 30, 2016, as well as other commitments to lend of $13.9 million.
Mortgage Loans
The Company had short-term commitments to lend $3.2 billion and commitments to purchase loans totaling $164.9 million at June 30, 2016. In addition, the Company had commitments to sell $4.4 billion and purchase $655.5 million in mortgage-backed securities at June 30, 2016.

HMBS Issuer Obligations
As an HMBS issuer, the Company assumes certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 30 days of repurchase. Non-performing repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. The Company relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. During the six months ended June 30, 2016 and 2015, the Company repurchased $270.3 million and $127.9 million, respectively, in reverse loans and real estate owned from securitization pools. At June 30, 2016, the Company had $316.6 million in repurchased reverse loans and real estate owned. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods and are expected to continue to increase due to the increased flow of defaulted HECMs and real estate owned that have moved through the buyout process.
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
The Company's representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At June 30, 2016, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $57.6 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through June 30, 2016 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. During the three months ended June 30, 2016, the Company decreased the liability associated with representations and warranties exposure by $8.9 million, due to adjustments to certain assumptions based on recently observed trends as compared to historical expectations, primarily relating to loan defect rates and counterparty review probabilities, partially offset by certain qualitative considerations regarding long-term assumptions related to resales and recoveries. This adjustment is considered a change in estimate and has been applied prospectively. The Company’s estimate of the liability associated with representations and warranties exposure was $20.3 million at June 30, 2016 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheets.
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

Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $106.7 million at June 30, 2016 related to the foregoing which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. During the six months ended June 30, 2016, the Company recorded a provision, net of expected third party recoveries, related to the curtailment liability of $5.1 million. The Company has potential estimated maximum financial statement exposure for an additional $142.9 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).
Mortgage Loans
The Company had a curtailment obligation liability of $10.2 million at June 30, 2016 related to mortgage loan servicing that it primarily assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
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
At June 30, 2016, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $52 million. In addition, the Company has recorded a receivable for a loss recovery where a recovery is deemed probable of $24 million due from insurers relating to the shareholder class action complaint detailed further below. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $10 million at June 30, 2016. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.

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
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint named as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserted federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. On December 23, 2014, the court granted the defendants’ motions to dismiss and dismissed the amended complaint without prejudice. On January 6, 2015, plaintiffs filed a second amended complaint. The second amended complaint asserted the same legal claims and alleged that between May 9, 2012 and August 11, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls over financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Ditech Financial, the liabilities associated with the Company’s acquisition of RMS, and RMS's internal controls. The complaint sought class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and August 11, 2014. On January 23, 2015, all defendants moved to dismiss the second amended complaint. On June 30, 2015, the court issued a decision that granted the motions to dismiss in part and denied the motions in part. Among other things, the court dismissed the claims against Messrs. O’Brien, Cauthen, Dixon and Helm and the claims relating to statements about the Company’s acquisition of RMS. On July 10, 2015, plaintiffs filed a third amended complaint that, among other things, added certain allegations concerning the Company’s settlement with the FTC and CFPB. On July 24, 2015, the Company and Messrs. Anderson and Corey filed an answer to the third amended complaint, which denied the substantive allegations and asserted various defenses. On August 30, 2015, Plaintiffs filed a motion for class certification, which the court granted in substantial part on March 16, 2016. On April 15, 2016, the parties entered into an agreement to fully resolve all claims that were asserted or could have been asserted in the action for a total payment of $24 million, which is inclusive of plaintiffs’ attorneys’ fees and all other costs associated with the proposed settlement. The proposed settlement, which is subject to court approval, provides that defendants, including the Company, are not making any admission of liability or wrongdoing. On June 13, 2016, the court entered an order preliminarily approving the proposed settlement and directing that potential members of the class be notified of the proposed settlement. The court also scheduled a hearing for October 14, 2016 to decide whether to enter an order finally approving the proposed settlement. In accordance with the settlement agreement, certain insurers of the Company have paid the full amount of the proposed settlement into an escrow account. The Company cannot provide any assurance as to the outcome of the action or that such an outcome will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.

Ditech Financial is subject to several putative class action lawsuits related to lender-placed insurance. These actions allege that Ditech Financial and its affiliates improperly received benefits from lender-placed insurance providers in the form of commissions for work not performed, services provided at a reduced cost, and expense reimbursements that did not reflect the actual cost of the services rendered. Plaintiffs in these suits assert various theories of recovery and seek remedies including compensatory, actual, punitive, statutory and treble damages, return of unjust benefits, and injunctive relief. One such matter is Circeo-Loudon v. Green Tree Servicing, LLC et al. filed in the United States District Court for the Southern District of Florida on April 17, 2014 and amended on October 16, 2014. A settlement agreement was reached between the parties in the Circeo-Loudon matter on September 11, 2015. This settlement received preliminary approval by the court on December 8, 2015 and a hearing for final approval originally scheduled for May 12, 2016 has been rescheduled for August 30, 2016. Pursuant to the settlement agreement, all of the defendants collectively, including Ditech Financial, are required to pay damages to class members who timely file a claim, administrative costs to effectuate the settlement and attorneys' fees and costs. The Company believes it has accrued the full amount expected to be paid under the settlement agreement in its consolidated financial statements as of June 30, 2016. The settlement agreement also provides that Ditech Financial and its subsidiary, Green Tree Insurance Agency, Inc., and their affiliates will be released from certain claims and may no longer receive commissions on the placement of certain lender-placed insurance for a period of five years commencing 120 days from the effective date of the settlement. The Company expects that this settlement, if approved by the court, will lead to the ultimate resolution of the other putative class action lawsuits related to lender-placed insurance to which Ditech Financial is currently subject, although the proposed settlement does not apply to potential claims by class members who opt out of the proposed settlement.
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

14. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the Senior Notes Indenture, certain existing and future 100% owned domestic subsidiaries of the Parent Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Parent Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Parent Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Parent Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
June 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$320	$310,573	$2,000	$—	$312,893
Restricted cash and cash equivalents	1,501	161,832	46,565	—	209,898
Residential loans at amortized cost, net	13,496	67,048	484,517	—	565,061
Residential loans at fair value	—	12,164,781	558,972	—	12,723,753
Receivables, net	69,381	167,515	14,220	—	251,116
Servicer and protective advances, net	—	392,159	885,281	31,656	1,309,096
Servicing rights, net	—	1,350,276	—	—	1,350,276
Goodwill	—	156,283	—	—	156,283
Intangible assets, net	—	72,749	5,161	—	77,910
Premises and equipment, net	1,562	102,080	—	—	103,642
Deferred tax assets, net	—	281,610	—	(7,794)	273,816
Other assets	32,517	199,696	23,818	—	256,031
Due from affiliates, net	600,878	—	—	(600,878)	—
Investments in consolidated subsidiaries and VIEs	1,910,854	152,099	—	(2,062,953)	—
Total assets	$2,630,509	$15,578,701	$2,020,534	$(2,639,969)	$17,589,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$60,228	$572,079	$6,265	$(6,801)	$631,771
Servicer payables	—	158,654	—	—	158,654
Servicing advance liabilities	—	182,404	820,047	—	1,002,451
Warehouse borrowings	—	1,396,102	—	—	1,396,102
Servicing rights related liabilities at fair value	—	120,825	—	—	120,825
Corporate debt	2,159,135	812	—	—	2,159,947
Mortgage-backed debt	—	—	999,499	—	999,499
HMBS related obligations at fair value	—	10,717,148	—	—	10,717,148
Deferred tax liabilities, net	7,768	—	555	(8,323)	—
Obligation to fund Non-Guarantor VIEs	—	42,493	—	(42,493)	—
Due to affiliates, net	—	558,388	42,489	(600,877)	—
Total liabilities	2,227,131	13,748,905	1,868,855	(658,494)	17,186,397

Stockholders' equity:
Total stockholders' equity	403,378	1,829,796	151,679	(1,981,475)	403,378
Total liabilities and stockholders' equity	$2,630,509	$15,578,701	$2,020,534	$(2,639,969)	$17,589,775

Condensed Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$4,016	$196,812	$2,000	$—	$202,828
Restricted cash and cash equivalents	10,512	639,151	58,436	—	708,099
Residential loans at amortized cost, net	14,130	26,713	500,563	—	541,406
Residential loans at fair value	—	12,147,423	526,016	—	12,673,439
Receivables, net	11,465	185,435	17,498	—	214,398
Servicer and protective advances, net	—	479,059	1,082,405	34,447	1,595,911
Servicing rights, net	—	1,788,576	—	—	1,788,576
Goodwill	—	367,911	—	—	367,911
Intangible assets, net	—	78,523	5,515	—	84,038
Premises and equipment, net	1,559	104,922	—	—	106,481
Deferred tax assets, net	—	132,687	—	(24,637)	108,050
Other assets	37,724	150,470	12,170	—	200,364
Due from affiliates, net	674,139	—	—	(674,139)	—
Investments in consolidated subsidiaries and VIEs	2,278,009	54,810	—	(2,332,819)	—
Total assets	$3,031,554	$16,352,492	$2,204,603	$(2,997,148)	$18,591,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$43,778	$596,764	$5,206	$(5,768)	$639,980
Servicer payables	—	603,692	—	—	603,692
Servicing advance liabilities	—	236,511	992,769	—	1,229,280
Warehouse borrowings	—	1,340,388	—	—	1,340,388
Servicing rights related liabilities at fair value	—	117,000	—	—	117,000
Corporate debt	2,156,944	480	—	—	2,157,424
Mortgage-backed debt	—	—	1,051,679	—	1,051,679
HMBS related obligations at fair value	—	10,647,382	—	—	10,647,382
Deferred tax liabilities, net	26,156	—	1,746	(27,902)	—
Obligation to fund Non-Guarantor VIEs	—	36,048	—	(36,048)	—
Due to affiliates, net	—	579,715	94,423	(674,138)	—
Total liabilities	2,226,878	14,157,980	2,145,823	(743,856)	17,786,825

Stockholders' equity:
Total stockholders' equity	804,676	2,194,512	58,780	(2,253,292)	804,676
Total liabilities and stockholders' equity	$3,031,554	$16,352,492	$2,204,603	$(2,997,148)	$18,591,501

Condensed Consolidating Statement of Comprehensive Loss
For the Three Months Ended June 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$34,179	$—	$(2,243)	$31,936
Net gains on sales of loans	—	100,176	—	—	100,176
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	7,876	(226)	—	7,650
Interest income on loans	295	98	11,456	—	11,849
Insurance revenue	—	10,433	1,032	(188)	11,277
Other revenues, net	(402)	25,728	16,469	(17,210)	24,585
Total revenues	(107)	178,490	28,731	(19,641)	187,473

EXPENSES
Salaries and benefits	18,583	115,098	—	—	133,681
General and administrative	11,348	137,748	3,261	(16,581)	135,776
Goodwill impairment	—	215,412	—	—	215,412
Interest expense	35,920	12,136	17,119	(775)	64,400
Depreciation and amortization	175	14,191	174	—	14,540
Corporate allocations	(29,255)	29,255	—	—	—
Other expenses, net	146	725	1,026	—	1,897
Total expenses	36,917	524,565	21,580	(17,356)	565,706

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	154	(973)	—	(819)
Other	—	(532)	—	—	(532)
Total other losses	—	(378)	(973)	—	(1,351)

Income (loss) before income taxes	(37,024)	(346,453)	6,178	(2,285)	(379,584)
Income tax expense (benefit)	(15,277)	(132,072)	1,040	(874)	(147,183)
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(21,747)	(214,381)	5,138	(1,411)	(232,401)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(210,654)	2,410	—	208,244	—
Net income (loss)	$(232,401)	$(211,971)	$5,138	$206,833	$(232,401)

Comprehensive income (loss)	$(232,385)	$(211,971)	$5,138	$206,833	$(232,385)

Condensed Consolidating Statement of Comprehensive Loss
For the Three Months Ended June 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$226,953	$10	$(3,048)	$223,915
Net gains on sales of loans	—	119,399	—	—	119,399
Net fair value gains on reverse loans and related HMBS obligations	—	6,815	—	—	6,815
Interest income on loans	289	38	17,859	—	18,186
Insurance revenue	—	10,469	1,170	(210)	11,429
Other revenues	310	33,014	12,273	(12,908)	32,689
Total revenues	599	396,688	31,312	(16,166)	412,433

EXPENSES
Salaries and benefits	7,258	135,875	24	—	143,157
General and administrative	10,436	140,947	5,207	(14,490)	142,100
Goodwill impairment	—	56,539	—	—	56,539
Interest expense	37,065	12,484	19,797	(681)	68,665
Depreciation and amortization	29	15,877	187	—	16,093
Corporate allocations	(13,709)	13,709	—	—	—
Other expenses, net	(1,086)	2,113	374	—	1,401
Total expenses	39,993	377,544	25,589	(15,171)	427,955

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	(98)	3,424	—	3,326
Other	(2,803)	—	—	—	(2,803)
Total other gains (losses)	(2,803)	(98)	3,424	—	523

Income (loss) before income taxes	(42,197)	19,046	9,147	(995)	(14,999)
Income tax expense (benefit)	(13,602)	36,150	970	(398)	23,120
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(28,595)	(17,104)	8,177	(597)	(38,119)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(9,524)	3,565	—	5,959	—
Net income (loss)	$(38,119)	$(13,539)	$8,177	$5,362	$(38,119)

Comprehensive income (loss)	$(38,030)	$(13,539)	$8,177	$5,362	$(38,030)

Condensed Consolidating Statement of Comprehensive Loss
For the Six Months Ended June 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$(69,296)	$—	$(4,530)	$(73,826)
Net gains on sales of loans	—	184,653	—	—	184,653
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	43,084	(226)	—	42,858
Interest income on loans	612	202	23,206	—	24,020
Insurance revenue	—	19,928	2,100	(384)	21,644
Other revenues, net	(808)	57,242	32,085	(33,624)	54,895
Total revenues	(196)	235,813	57,165	(38,538)	254,244

EXPENSES
Salaries and benefits	31,093	235,227	—	—	266,320
General and administrative	22,589	271,565	6,396	(35,168)	265,382
Goodwill impairment	—	215,412	—	—	215,412
Interest expense	71,816	23,709	34,735	(1,612)	128,648
Depreciation and amortization	364	28,246	353	—	28,963
Corporate allocations	(51,123)	51,123	—	—	—
Other expenses, net	417	1,964	2,022	—	4,403
Total expenses	75,156	827,246	43,506	(36,780)	909,128

OTHER GAINS (LOSSES)
Gain on extinguishment	928	—	—	—	928
Other net fair value gains (losses)	—	370	(3,333)	—	(2,963)
Other	—	(1,556)	—	—	(1,556)
Total other gains (losses)	928	(1,186)	(3,333)	—	(3,591)

Income (loss) before income taxes	(74,424)	(592,619)	10,326	(1,758)	(658,475)
Income tax expense (benefit)	(12,743)	(241,944)	1,988	(673)	(253,372)
Income (loss) before equity in earnings (loss) of consolidated subsidiaries and VIEs	(61,681)	(350,675)	8,338	(1,085)	(405,103)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(343,422)	2,783	—	340,639	—
Net income (loss)	$(405,103)	$(347,892)	$8,338	$339,554	$(405,103)

Comprehensive income (loss)	$(405,062)	$(347,892)	$8,338	$339,554	$(405,062)

Condensed Consolidating Statement of Comprehensive Loss
For the Six Months Ended June 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$322,006	$66	$(7,270)	$314,802
Net gains on sales of loans	—	244,626	—	—	244,626
Net fair value gains on reverse loans and related HMBS obligations	—	37,589	—	—	37,589
Interest income on loans	549	100	49,478	—	50,127
Insurance revenue	—	23,391	2,592	(423)	25,560
Other revenues	3,288	48,639	31,150	(32,491)	50,586
Total revenues	3,837	676,351	83,286	(40,184)	723,290

EXPENSES
Salaries and benefits	12,371	277,936	78	—	290,385
General and administrative	19,088	270,058	10,922	(29,321)	270,747
Goodwill impairment	—	56,539	—	—	56,539
Interest expense	73,799	23,428	47,748	(1,439)	143,536
Depreciation and amortization	59	32,290	376	—	32,725
Corporate allocations	(26,453)	26,453	—	—	—
Other expenses, net	(813)	3,043	3,218	—	5,448
Total expenses	78,051	689,747	62,342	(30,760)	799,380

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	(332)	2,786	—	2,454
Other	8,959	—	—	—	8,959
Total other gains (losses)	8,959	(332)	2,786	—	11,413

Income (loss) before income taxes	(65,255)	(13,728)	23,730	(9,424)	(64,677)
Income tax expense (benefit)	(18,494)	24,672	2,038	(3,766)	4,450
Income (loss) before equity in earnings (loss) of consolidated subsidiaries and VIEs	(46,761)	(38,400)	21,692	(5,658)	(69,127)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(22,366)	9,388	—	12,978	—
Net income (loss)	$(69,127)	$(29,012)	$21,692	$7,320	$(69,127)

Comprehensive income (loss)	$(69,011)	$(29,012)	$21,692	$7,320	$(69,011)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(88,861)	$166,164	$232,742	$—	$310,045

Investing activities
Purchases and originations of reverse loans held for investment	—	(384,816)	—	—	(384,816)
Principal payments received on reverse loans held for investment	—	473,617	—	—	473,617
Principal payments received on mortgage loans held for investment	654	—	44,584	—	45,238
Payments received on charged-off loans held for investment	—	12,542	—	—	12,542
Payments received on receivables related to Non-Residual Trusts	—	—	4,011	—	4,011
Proceeds from sales of real estate owned, net	4	50,091	1,829	—	51,924
Purchases of premises and equipment	(411)	(22,227)	—	—	(22,638)
Decrease in restricted cash and cash equivalents	9,011	1,260	57	—	10,328
Payment for acquisition of business	—	(1,947)	—	—	(1,947)
Acquisitions of servicing rights, net	—	(8,410)	—	—	(8,410)
Proceeds from sale of servicing rights	—	19,920	—	—	19,920
Capital contributions to subsidiaries and VIEs	—	(4,122)	—	4,122	—
Returns of capital from subsidiaries and VIEs	9,410	6,693	—	(16,103)	—
Change in due from affiliates	71,923	43,029	(6,960)	(107,992)	—
Other	162	(2,336)	—	—	(2,174)
Cash flows provided by investing activities	90,753	183,294	43,521	(119,973)	197,595

Financing activities
Payments on corporate debt	—	(345)	—	—	(345)
Extinguishments and settlement of debt	(6,327)	—	—	—	(6,327)
Proceeds from securitizations of reverse loans	—	410,107	—	—	410,107
Payments on HMBS related obligations	—	(590,678)	—	—	(590,678)
Issuances of servicing advance liabilities	—	128,450	687,350	—	815,800
Payments on servicing advance liabilities	—	(182,557)	(861,415)	—	(1,043,972)
Net change in warehouse borrowings related to mortgage loans	—	(59,801)	—	—	(59,801)
Net change in warehouse borrowings related to reverse loans	—	115,515	—	—	115,515
Proceeds from sales of servicing rights	—	29,738	—	—	29,738
Payments on servicing rights related liabilities	—	(9,639)	—	—	(9,639)
Payments on mortgage-backed debt	—	—	(52,017)	—	(52,017)
Other debt issuance costs paid	—	(5,870)	(42)	—	(5,912)
Capital contributions	—	—	4,122	(4,122)	—
Capital distributions	—	(5,840)	(10,263)	16,103	—
Change in due to affiliates	1,442	(64,531)	(44,903)	107,992	—
Other	(703)	(246)	905	—	(44)
Cash flows used in financing activities	(5,588)	(235,697)	(276,263)	119,973	(397,575)

Net increase (decrease) in cash and cash equivalents	(3,696)	113,761	—	—	110,065
Cash and cash equivalents at the beginning of the period	4,016	196,812	2,000	—	202,828
Cash and cash equivalents at the end of the period	$320	$310,573	$2,000	$—	$312,893

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(86,981)	$(340,671)	$158,896	$—	$(268,756)

Investing activities
Purchases and originations of reverse loans held for investment	—	(922,422)	—	—	(922,422)
Principal payments received on reverse loans held for investment	—	385,073	—	—	385,073
Principal payments received on mortgage loans held for investment	386	—	69,280	—	69,666
Payments received on charged-off loans held for investment	—	12,249	—	—	12,249
Payments received on receivables related to Non-Residual Trusts	—	—	3,853	—	3,853
Proceeds from sales of real estate owned, net	2	32,689	4,853	—	37,544
Purchases of premises and equipment	(143)	(9,605)	—	—	(9,748)
Decrease (increase) in restricted cash and cash equivalents	(3)	(4,007)	7,124	—	3,114
Payments for acquisitions of businesses, net of cash acquired	—	(2,810)	—	—	(2,810)
Acquisitions of servicing rights, net	—	(189,276)	—	—	(189,276)
Proceeds from sale of servicing rights	—	778	—	—	778
Proceeds from sale of residual interests in Residual Trusts	189,513	—	—	—	189,513
Proceeds from sale of investment	14,376	—	—	—	14,376
Capital contributions to subsidiaries and VIEs	(4,505)	(4,296)	—	8,801	—
Returns of capital from subsidiaries and VIEs	20,094	12,370	—	(32,464)	—
Change in due from affiliates	(132,284)	24,983	(21)	107,322	—
Other	11,754	488	—	—	12,242
Cash flows provided by (used in) investing activities	99,190	(663,786)	85,089	83,659	(395,848)

Financing activities
Payments on corporate debt	(7,500)	(914)	—	—	(8,414)
Proceeds from securitizations of reverse loans	—	951,234	—	—	951,234
Payments on HMBS related obligations	—	(466,188)	—	—	(466,188)
Issuances of servicing advance liabilities	—	141,555	284,341	—	425,896
Payments on servicing advance liabilities	—	(138,273)	(408,190)	—	(546,463)
Net change in warehouse borrowings related to mortgage loans	—	454,012	—	—	454,012
Net change in warehouse borrowings related to reverse loans	—	(10,708)	—	—	(10,708)
Payments on servicing rights related liabilities	—	(4,576)	—	—	(4,576)
Payments on mortgage-backed debt	—	—	(81,795)	—	(81,795)
Other debt issuance costs paid	—	(5,397)	(197)	—	(5,594)
Capital contributions	—	4,235	4,566	(8,801)	—
Capital distributions	—	(9,581)	(22,883)	32,464	—
Change in due to affiliates	(961)	132,184	(23,901)	(107,322)	—
Other	250	(20,316)	871	—	(19,195)
Cash flows provided by (used in) financing activities	(8,211)	1,027,267	(247,188)	(83,659)	688,209

Net increase (decrease) in cash and cash equivalents	3,998	22,810	(3,203)	—	23,605
Cash and cash equivalents at the beginning of the period	3,162	311,810	5,203	—	320,175
Cash and cash equivalents at the end of the period	$7,160	$334,620	$2,000	$—	$343,780

15. Related-Party Transactions
WCO was established to invest in mortgage-related assets. The Company's investment in WCO was $20.7 million and $22.6 million at June 30, 2016 and December 31, 2015, respectively. The Company recorded income (loss) relating to its investment in WCO of $(0.5) million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $(1.0) million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, the Company received a dividend of $1.0 million from WCO during the six months ended June 30, 2016.
The Company’s subsidiary, GTIM, earns fees for providing investment advisory and management services to WCO and administering its business activities and day-to-day operations. The Company earned fees associated with these activities of $0.4 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively, which are recorded in other revenues on the consolidated statements of comprehensive loss. The Company had $1.2 million included in receivables, net on the consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively, relating to fees earned for the aforementioned investment advisory and management services provided to WCO, as well as pass-throughs to WCO related to general and administrative and payroll-related expenses.
The Company, in exchange for a servicing fee, services certain assets held by WCO. The Company also has servicing rights related liabilities for the sales to WCO of beneficial interests in certain portions of contractual servicing fees associated with mortgage loans serviced by the Company as well as for the sale of servicing rights. The Company is engaged by WCO to offer refinancing options to borrowers with mortgage loans underlying the excess servicing spread and servicing rights transactions that occurred prior to June 30, 2016. In addition, the Company has a similar arrangement with WCO with respect to certain other servicing rights held by WCO. These arrangements were made for purposes of reducing portfolio runoff. Further, the Company entered into various other ancillary agreements with WCO pursuant to which, among other things, WCO has the right to make the first offer to purchase servicing rights relating to certain mortgage loans originated by the Company and certain excess servicing spread that the Company may create from time to time.
Sub-servicing fees from WCO were $1.2 million and $2.1 million during the three and six months ended June 30, 2016, respectively, and are included in net servicing revenue and fees on the consolidated statement of comprehensive loss. In addition, the Company earned incentive and performance fees and ancillary and other fees related to servicing assets held by WCO of $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively, which are included in net servicing revenue and fees on the consolidated statement of comprehensive loss.
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
The following table presents the carrying amounts of the Company’s assets and liabilities that relate to WCO, as well as the size of the unconsolidated VIE (in thousands):

	Carrying Value of Assets and Liabilities Recorded on the Consolidated Balance Sheets
	Servicing Rights, Net (1)	Servicer and Protective Advances, Net	Receivables, Net	Other Assets (2)	Payables and Accrued Liabilities	Servicing Rights Related Liabilities	Net Liabilities (3)	Size of VIE (4)
June 30, 2016	$35,567	$7,378	$6,442	$21,634	$(6,495)	$(120,825)	$(56,299)	$214,099
December 31, 2015	16,889	7,015	9,814	23,578	(4,500)	(117,000)	(64,204)	228,361
__________

(1)	During May 2016, the Company sold additional mortgage servicing rights to WCO for $27.9 million.

(2)	Other assets at June 30, 2016 and December 31, 2015 are primarily comprised of the Company's investment in WCO.

(3)	At June 30, 2016 and December 31, 2015, the Company had no net exposure to loss as it relates to transactions with WCO as a result of its net liabilities due to WCO.

(4)	The size of the VIE is deemed to be WCO's net assets.

16. Subsequent Events
On August 5, 2016, the Company entered into an amendment to the 2013 Credit Agreement that, among other things, permanently reduced the aggregate commitments under the 2013 Revolver from $125.0 million to $100.0 million, increased the interest rate on any drawn amounts under the 2013 Revolver to LIBOR plus 4.50% through January 1, 2017, and increased the required Total Leverage Ratio for the second and third quarters of 2016. After giving effect to the amendment, the Company was in compliance with the increased Total Leverage Ratio and with all other covenants contained in the 2013 Credit Agreement at June 30, 2016.
On August 8, 2016, the Company entered into an employment agreement with Anthony Renzi to serve as the President and Chief Executive Officer of the Company, commencing no later than November 15, 2016. Pursuant to the terms of the agreement, the executive will receive a salary, annual incentive bonus and annual long-term incentive, and will also receive a signing bonus of $2.5 million. Additionally, on or near the commencement date, the Company shall grant the executive a number of restricted stock units with an economic value equal to $0.6 million and a long-term restricted cash award with an aggregate value equal to $0.6 million, both of which will vest ratably on the first, second, and third anniversaries of the commencement date.
On August 8, 2016 the Company entered into agreements with NRM to sell mortgage servicing rights for a purchase price of approximately $231 million, subject to adjustment. The agreements also provide that, subject to agreement on price and other matters, NRM will from time to time purchase mortgage servicing rights relating to mortgage loans that the Company originates in the future. Pursuant to those arrangements, the Company expects to be retained by NRM to subservice the mortgage servicing rights that are sold to NRM. The closing of these transactions is subject to the receipt of GSE and other approvals, various other conditions precedent and certain termination provisions.

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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “targets,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, and in our other filings with the SEC.
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

•	our ability to renew advance financing facilities or warehouse facilities and maintain adequate borrowing capacity under such facilities;

•	our ability to maintain or grow our servicing business and our residential loan originations business;

•
our ability to achieve our strategic initiatives, particularly our ability to: execute and complete balance sheet management activities; execute and realize improvements relating to our re-engineering project; make arrangements with potential capital partners; complete sales of assets to, and enter into other arrangements with third parties; increase the mix of our fee-for-service business; reduce our debt; enhance efficiencies and streamline processes; and develop new business, including acquisitions of MSRs or entering into new sub-servicing arrangements;

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
At June 30, 2016, we serviced 2.2 million residential loans with a total unpaid principal balance of $269.1 billion. We have been one of the 10 largest residential loan servicers in the U.S. by unpaid principal balance for the past three years according to Inside Mortgage Finance. Our originations business originated $9.7 billion in mortgage loan volume during the first six months of 2016, ranking it in the top 20 originators nationally by unpaid principal balance according to Inside Mortgage Finance. Our reverse mortgage business is a leading integrated franchise in the reverse mortgage sector and, according to an industry source, was the sixth leading issuer of HMBS during the first six months of 2016.
During the six months ended June 30, 2016, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio: $4.9 billion relating to acquired servicing rights, $10.7 billion relating to sub-servicing contracts and $6.5 billion relating to servicing rights capitalized upon sales of mortgage loans, while also adding $1.3 billion to our third-party reverse loan servicing portfolio. Our third-party mortgage loan and reverse mortgage servicing portfolio was reduced by $21.0 billion of unpaid principal balance in payoffs and sales, net of recapture activities, during the six months ended June 30, 2016. In the same period, we originated and purchased $385.0 million in reverse mortgage volume and issued $376.4 million in HMBS.
Our mortgage loan originations business diversifies our revenue base and offers various sources for replenishing and growing the Company's servicing portfolio. During the six months ended June 30, 2016, we originated $3.4 billion of mortgage loans, the majority of which resulted from retention activities associated with our existing servicing portfolio. Through our retention activities, we assist consumers in refinancing their loans, which reduces the runoff on our existing servicing portfolio. In addition, we purchased $6.3 billion of mortgage loans through our correspondent channel during the six months ended June 30, 2016. Substantially all of these purchased and originated mortgage loans were added to our servicing portfolio upon loan sale.
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
Originations — Our Originations segment consists of operations that originate and purchase mortgage loans that are intended for sale to third parties. During the six months ended June 30, 2016, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 47% Fannie Mae conventional conforming loans, (ii) 40% Ginnie Mae loans, and (iii) 13% Freddie Mac conventional conforming loans.
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

Overview
Our profitability is dependent on our ability to generate revenue, primarily from our servicing and originations businesses. Our Servicing segment revenue is primarily impacted by the size and mix of our capitalized servicing and sub-servicing portfolios and is generated through servicing of mortgage loans for clients and/or credit owners. Net servicing revenue and fees includes the change in fair value of servicing rights carried at fair value and the amortization of all other servicing rights. Our servicing fee income generation is influenced by the level and timing of entrance into sub-servicing contracts and purchases and sales of servicing rights. The fair value of our servicing rights is largely dependent on the size of the related portfolio, discount rates, and prepayment and default speeds, which are influenced by interest rates. Our Originations segment revenue, which is primarily net gains on sales of loans, is impacted by interest rates and the volume of loans locked as well as the margins earned in our origination channels. Net gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by new origination reverse loan volume, draws on existing reverse loans and the fair value of reverse loans and HMBS.
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, the provision for uncollectible advances, curtailment, interest expense and other operating expenses. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.
Currently, our profitability in the Reverse segment is being negatively impacted by the legacy HECM product and the acceleration of default status driven by new HUD regulations. Regulatory changes to the HECM program in late 2013 reduced the principal available to be drawn initially by borrowers, and further changes effective in April of 2015 introduced certain financial assessment requirements of borrowers and in certain instances, required that a portion of the borrowing capacity be set-aside to pay for insurance and taxes on the related property. We believe that over time, the improved credit risk profile of these products may have a favorable impact on our costs to service reverse mortgages as the legacy HECM product seasons and the newer IDL product becomes a larger portion of our portfolio.
Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our 2013 Revolver, master repurchase agreements, mortgage loan servicing advance facilities, issuance of HMBS and excess servicing spread financing arrangements. We may generate additional liquidity through sales of MSRs, any portion thereof, or other assets.
Financial Highlights
Total revenues for the three months ended June 30, 2016 were $187.5 million, which represented a decline of $225.0 million, or 55%, as compared to the same period of 2015. The decrease in revenue reflects a decrease of $192.0 million in net servicing revenue and fees, primarily driven by $188.6 million in higher fair value losses on servicing rights; $19.2 million in lower net gains on sales of loans; and $6.3 million in lower interest income on loans.
Total revenues for the six months ended June 30, 2016 were $254.2 million, which represented a decline of $469.0 million, or 65%, as compared to the same period of 2015. The decrease in revenue reflects a decrease of $388.6 million in net servicing revenue and fees, primarily driven by $386.0 million in higher fair value losses on servicing rights; $60.0 million in lower net gains on sales of loans; and $26.1 million in lower interest income on loans.
We recorded fair value losses on our servicing rights carried at fair value primarily as a result of a higher assumed conditional prepayment rate used to value our servicing rights and accelerated realization of expected cash flows driven by declining interest rates, offset in part by a decline in discount rates. We had lower net gains on sales of loans due primarily to a lower volume of locked loans, offset partially by a shift in mix from the lower margin correspondent channel to the higher margin consumer channel. We had lower interest income on loans primarily due to the sale of our residual interest in seven of the Residual Trusts in the second quarter of 2015.
Total expenses for the three and six months ended June 30, 2016 were $565.7 million and $909.1 million, respectively, which represented increases as compared to the same periods of 2015. The increases in expenses reflect higher goodwill impairment, offset in part by $9.5 million and $24.1 million, respectively, in lower salaries and benefits, $4.3 million and $14.9 million, respectively, in lower interest expense, and $6.3 million and $5.4 million, respectively, in lower general and administrative expenses for the three and six months ended June 30, 2016 as compared to the same periods of 2015.
As a result of goodwill evaluations performed during the second quarters of 2016 and 2015, we recorded $215.4 million and $56.5 million in non-cash goodwill impairment charges during the three and six months ended June 30, 2016 and 2015, respectively. The evaluation performed in the current year resulted in impairment charges to the Servicing and ARM reporting units' goodwill, and evaluation performed in the prior year resulted in impairment charges to the Reverse Mortgage reporting unit's goodwill. Refer to Note 7 to the Consolidated Financial Statements for further information.

We had lower salaries and benefits primarily due to a decrease in benefits and incentives resulting from a lower average headcount and a decrease in commissions due to lower originations volume, partially offset by an increase in severance. The lower expenses for the six months ended June 30, 2016 were also impacted by a decrease in share-based compensation due to higher forfeitures. We had lower interest expense driven by a decrease in interest expense related to mortgage-backed debt, primarily as a result of the sale of our residual interest in seven of the Residual Trusts in April 2015. We had lower general and administrative expenses resulting from lower curtailment expense, lower advertising costs, and a reduction in our representations and warranties reserve related to a change in estimate, partially offset by higher costs to support efficiency and technology-related initiatives including our servicing platform conversion and higher legal accruals for loss contingencies and legal expenses, primarily for defense litigation.
During the second quarter ended June 30, 2016, Ditech Financial transitioned approximately 1.4 million loans, or greater than 60% of our mortgage loan servicing portfolio, to MSP, the industry-standard loan servicing platform. The conversion resulted in a reduction to servicer payables and related restricted cash balances as a result of changes in the structure and timing of the flow of funds to certain custodial accounts that are not reflected in the Company's consolidated balance sheets. The conversion also had an indirect impact on other balances included in the Servicing segment, which is discussed in further detail under the Business Segment Results section below.
Our cash flows provided by operating activities were $310.0 million during the six months ended June 30, 2016. We finished the six months ended June 30, 2016 with $312.9 million in cash and cash equivalents. Cash flows provided by operating activities increased by $578.8 million during the six months ended June 30, 2016 as compared to the same period of 2015. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by originations activities, resulting from a higher volume of loans sold in relation to originated loans as compared to the same period of 2015.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.
Strategy
Capital Efficiency
We are focused on using our capital efficiently. We continue to pursue opportunities to bolster our servicing portfolio. First, we use our originations platform to refinance and retain loans in our current servicing portfolio as well as to generate new loans to add to our servicing portfolio. Second, we are seeking to increase over time the portion of our servicing portfolio that is associated with sub-servicing contracts, which generate fee income for us with lower capital outlay, as compared to purchasing servicing rights. Third, we believe there will continue to be a trend towards consolidation in the mortgage servicing industry and, accordingly, from time to time if opportunities arise, we may seek to acquire mortgage servicing rights or other businesses or assets that are complementary to our core servicing portfolio and mortgage banking platform.
With a view to using our capital efficiently, we expect to limit or reduce our investment in mortgage servicing rights. We plan to seek opportunities to sell mortgage servicing rights owned by us to third parties, generally on the basis that we are retained by the buyer to sub-service such rights; however, from time to time we may sell the servicing rights with servicing released. We may also seek to sell excess servicing spread or other similar assets. Our ability to execute such transactions will depend on various factors such as the capital available to potential counterparties, their ability to purchase servicing rights at a price attractive to them, and agreement between us and them on the price and terms for our sub-servicing engagement. In May 2016, we sold Fannie Mae mortgage servicing rights to a third party for $40.2 million, for which we did not retain sub-servicing on the related mortgage loans. In May 2016, we sold Fannie Mae mortgage servicing rights to WCO for $27.9 million; we continue to service the mortgage loans relating to these mortgage servicing rights under our sub-servicing arrangement with WCO. Further, in June 2016, we sold servicing rights for which the underlying loans included non-performing loans. We paid $10.7 million to relinquish our servicing rights associated with this transaction, and did not retain sub-servicing on this portfolio.
On August 8, 2016 we entered into agreements with NRM to sell mortgage servicing rights for a purchase price of approximately $231 million, subject to adjustment. The agreements also provide that, subject to agreement on price and other matters, NRM will from time to time purchase mortgage servicing rights relating to mortgage loans we originate in the future. Pursuant to those arrangements, we expect to be retained by NRM to subservice these mortgage servicing rights. The closing of these transactions is subject to the receipt of GSE and other approvals, various other conditions precedent and certain termination provisions.

In part to simplify our business and also to generate cash in connection with our focus on efficient use of capital, we have been selling certain non-core assets since 2015, including our first quarter 2015 sale of an equity method investment and our April 2015 sale of the residual interests in seven of the Residual Trusts. During the second quarter of 2016, we began to evaluate strategic options for our reverse mortgage business, including the possibility of transitioning this business to a fee-for-service model, entering into flow arrangements for future production, selling some or all of the business and other potential alternatives. Total assets within the reverse business were $11.3 billion as of June 30, 2016. Further, we continue to work on a potential sale of substantially all of our insurance business. Based on recently obtained regulatory guidance, we are seeking to determine whether we can restructure the proposed transaction to meet the expectations of the parties and the regulatory authorities. We are not certain whether these discussions will be successful or that we will be able to consummate the proposed transaction, and are considering other options for our insurance business, which may include, among other things, alternative transactions. We may consider other asset sale opportunities if they arise.
During the six months ended June 30, 2016, we repurchased $7.2 million in principal balance of the 2013 Term Loan for $6.3 million as part of our efforts to strengthen the capital structure of the Company. We intend to pursue opportunities designed to further strengthen the Company’s capital structure through the efficient deployment of capital we generate from operations and other future actions. Among other things, we may deploy funds to reduce our leverage by repurchasing debt securities in open market transactions, repaying corporate or other debt, and we may engage in other transactions designed to reduce, extend, exchange or otherwise modify the terms or amount of our corporate debt. We may also from time to time seek to repurchase our equity securities. Our ability to deploy such funds or engage in such transactions may be limited by covenants in our debt facilities and securities and by our other contractual and regulatory obligations, including covenants restricting our ability to sell assets, covenants imposing requirements on the use of the proceeds from such sales and covenants and other obligations requiring us to meet certain financial tests.
Operational Efficiency
We have been accelerating our efforts to improve the efficiency of our operations.
Process efficiencies have been a key focus for us, as we announced a company-wide process re-engineering initiative earlier this year that includes a comprehensive review of our cost structure and operations. We have already taken actions in conjunction with this transformation effort that we expect will result in over $75 million of annual savings, including $17 million of cost savings from actions taken during the first quarter of 2016, and includes further site consolidation, operational realignment, a focused collections strategy and the redesign of certain operational procedures. Approximately $46 million of these annual savings as well as the elimination of losses from closure of retail originations were a direct result of the exit activities discussed in Note 8 to the Consolidated Financial Statements. One-time costs associated with exit activities were $8.7 million during the six months ended June 30, 2016.
While we have been successful in implementing certain cost saving initiatives and we plan to continue to take actions across our businesses to improve efficiency, identify revenue opportunities, and reduce expense, certain other costs have arisen or are expected to arise. For example, we have been making investments and taking other measures to enhance the structure and effectiveness of our compliance and risk processes and associated programs across the Company, with a view to improving our customers’ experience and our compliance results. The mortgage industry generally, including our Company, is subject to extensive and evolving regulation and continues to be under scrutiny from federal and state regulators, enforcement agencies and other government entities. This oversight has led, in our case, to ongoing investigations and examinations of several of our business areas, and we have been and will be required to dedicate internal and external resources to providing information to and otherwise cooperating with such government entities. In addition, we have incurred, and expect that in the future we will incur, expenses (i) associated with the remediation or other resolution of findings or concerns raised by regulators, enforcement agencies, other government entities and customers, (ii) to enhance the effectiveness of our risk and compliance program and (iii) to otherwise rectify instances of operational issues and other events of noncompliance discovered through our compliance program or otherwise. These investments to enhance our compliance and risk processes are also intended to result in an improved customer experience and competitive advantage for our business.
Walter Capital Opportunity Corp.
In 2014, we established WCO, a company formed to invest in mortgage-related assets, including MSRs, excess servicing spread related to MSRs, residential whole loans, agency mortgage-backed securities and other real estate-related securities and related derivatives, (i) to facilitate our transition toward a business model in which, where appropriate and feasible, we sub-service and manage mortgage-related assets owned by third parties rather than by us, and (ii) to grow our investment management business. We have been in discussions with WCO and its other investors regarding strategic options for WCO, which may include WCO selling some or all of its assets to other parties or to us. There can be no assurance WCO will successfully execute any of these strategic options, and the impact, if any, of any such transactions on our business, financial condition and liquidity is uncertain.
As of June 30, 2016, WCO had aggregate total capital commitments of $245 million, of which approximately $220 million had been funded, including the entirety of our $20.0 million capital commitment. We also own warrants to purchase additional equity in WCO.

Concurrently with the first funding of WCO capital commitments in July 2014:

(i)
we entered into a management agreement with WCO pursuant to which GTIM was appointed the manager of WCO. Under the management agreement, GTIM provides investment advisory and management services to WCO and administers its business activities and day-to-day operations, including providing the management team of WCO (which is comprised of persons that are also officers and/or employees of the Company) and counseling WCO regarding its qualification as a REIT. GTIM provides its services under the management agreement subject to the supervision of WCO’s board of directors, which was comprised of four members as of June 30, 2016. Effective June 30, 2016, our former Chief Executive Officer and Vice Chairman resigned from the WCO board, and effective July 1, 2016, we appointed two of our officers to the WCO board, which resulted in the WCO board being comprised of five members as of July 1, 2016. Pursuant to the management agreement, GTIM is entitled to earn a base management fee and certain performance-based incentive fees. The management agreement has an initial four-year term, with automatic one-year renewal periods;

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

Further, in May 2016, pursuant to the aforementioned November 2015 arrangement, we sold additional mortgage servicing rights originated by Ditech Financial to WCO for $27.9 million, and in accordance with the aforementioned sub-servicing arrangement with WCO are now sub-servicing the mortgage loans underlying the mortgage servicing rights sold in exchange for a sub-servicing fee.
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

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
REVENUES
Net servicing revenue and fees	$31,936	$223,915	$(191,979)	(86)%	$(73,826)	$314,802	$(388,628)	(123)%
Net gains on sales of loans	100,176	119,399	(19,223)	(16)%	184,653	244,626	(59,973)	(25)%
Net fair value gains on reverse loans and related HMBS obligations	7,650	6,815	835	12%	42,858	37,589	5,269	14%
Interest income on loans	11,849	18,186	(6,337)	(35)%	24,020	50,127	(26,107)	(52)%
Insurance revenue	11,277	11,429	(152)	(1)%	21,644	25,560	(3,916)	(15)%
Other revenues	24,585	32,689	(8,104)	(25)%	54,895	50,586	4,309	9%
Total revenues	187,473	412,433	(224,960)	(55)%	254,244	723,290	(469,046)	(65)%

EXPENSES
Salaries and benefits	133,681	143,157	(9,476)	(7)%	266,320	290,385	(24,065)	(8)%
General and administrative	135,776	142,100	(6,324)	(4)%	265,382	270,747	(5,365)	(2)%
Goodwill impairment	215,412	56,539	158,873	281%	215,412	56,539	158,873	281%
Interest expense	64,400	68,665	(4,265)	(6)%	128,648	143,536	(14,888)	(10)%
Depreciation and amortization	14,540	16,093	(1,553)	(10)%	28,963	32,725	(3,762)	(11)%
Other expenses, net	1,897	1,401	496	35%	4,403	5,448	(1,045)	(19)%
Total expenses	565,706	427,955	137,751	32%	909,128	799,380	109,748	14%

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(819)	3,326	(4,145)	(125)%	(2,963)	2,454	(5,417)	(221)%
Gain on extinguishment	—	—	—	—%	928	—	928	n/m
Other	(532)	(2,803)	2,271	(81)%	(1,556)	8,959	(10,515)	(117)%
Total other gains (losses)	(1,351)	523	(1,874)	n/m	(3,591)	11,413	(15,004)	(131)%

Loss before income taxes	(379,584)	(14,999)	(364,585)	n/m	(658,475)	(64,677)	(593,798)	n/m
Income tax expense (benefit)	(147,183)	23,120	(170,303)	n/m	(253,372)	4,450	(257,822)	n/m
Net loss	$(232,401)	$(38,119)	$(194,282)	n/m	$(405,103)	$(69,127)	$(335,976)	n/m

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Servicing fees	$177,082	$176,316	$766	—%	$354,836	$348,048	$6,788	2%
Incentive and performance fees	18,011	33,681	(15,670)	(47)%	37,783	65,419	(27,636)	(42)%
Ancillary and other fees	25,058	25,436	(378)	(1)%	49,667	50,919	(1,252)	(2)%
Servicing revenue and fees	220,151	235,433	(15,282)	(6)%	442,286	464,386	(22,100)	(5)%
Changes in valuation inputs or other assumptions (1)	(127,713)	59,286	(186,999)	n/m	(386,173)	(15,248)	(370,925)	n/m
Other changes in fair value (2)	(59,780)	(58,145)	(1,635)	3%	(127,900)	(112,846)	(15,054)	13%
Change in fair value of servicing rights	(187,493)	1,141	(188,634)	n/m	(514,073)	(128,094)	(385,979)	n/m
Amortization of servicing rights	(2,625)	(6,965)	4,340	(62)%	(7,236)	(13,978)	6,742	(48)%
Change in fair value of servicing rights related liabilities	1,903	(5,694)	7,597	(133)%	5,197	(7,512)	12,709	(169)%
Net servicing revenue and fees	$31,936	$223,915	$(191,979)	(86)%	$(73,826)	$314,802	$(388,628)	(123)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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
Servicing fees increased $6.8 million in the six months ended June 30, 2016 as compared to the same period of 2015 due primarily to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by runoff of the servicing portfolio. Incentive and performance fees decreased $15.7 million and $27.6 million in the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, due primarily to lower real estate owned management fees resulting from the phase out of one of our larger arrangements for the management of real estate owned, and lower fees earned under HAMP resulting from lower fees for maintenance of performing modified loans no longer eligible for HAMP incentive fees. Ancillary and other fees remained relatively flat for the three and six months ended June 30, 2016 as compared to the same periods of 2015. Refer to the Servicing segment section under our Business Segment Results section below for additional information on the changes in fair value relating to servicing rights and our servicing rights related liabilities.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $19.2 million and $60.0 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, primarily due to a lower volume of locked loans, offset partially by a shift in mix from the lower margin correspondent channel to the higher margin consumer channel. Additionally, we had lower capitalized servicing rights due primarily to a lower volume of loans sold with servicing retained, coupled with a reduction in the fair value of servicing rights.
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

Net fair value gains on reverse loans and related HMBS obligations increased $5.3 million during the six months ended June 30, 2016 as compared to the same period of 2015 due primarily to a lower fair value reduction due to a larger decrease in the interest rate curve in 2016 as compared to 2015, offset in part by lower origination volumes. Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. During April 2015, we sold our residual interest in seven of the Residual Trusts, or sale of residual interests, and deconsolidated the assets and liabilities of these trusts. Interest income decreased $6.3 million and $26.1 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, primarily due to the aforementioned sale of our residual interests in 2015, runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Variance	2016	2015	Variance
Residential loans at amortized cost
Interest income	$11,849	$18,186	$(6,337)	$24,020	$50,127	$(26,107)
Average balance (1)	556,861	798,376	(241,515)	553,369	1,057,393	(504,024)
Annualized average yield	8.51%	9.11%	(0.60)%	8.68%	9.48%	(0.80)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the period.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $3.9 million for the six months ended June 30, 2016 as compared to the same period of 2015 due primarily to the runoff of existing policies. In addition, in September 2015 we entered into an agreement to settle a litigation matter (which agreement remains subject to final court approval) pursuant to which we have agreed not to receive commissions as a result of the placement of certain lender-placed insurance policies for five years commencing 120 days from the effective date of the settlement.
Other Revenues
Other revenues consist primarily of the change in fair value of charged-off loans, origination fee income and other interest income. Other revenues decreased $8.1 million for the three months ended June 30, 2016 as compared to the same period of 2015 due primarily to $6.0 million in lower fair value gains relating to charged-off loans resulting from lower variances between actual and expected collections over time and a $1.7 million decrease in origination fee income resulting from a decline in originations volume. Origination fee income was $9.8 million and $11.5 million for the three months ended June 30, 2016 and 2015, respectively.
Other revenues increased $4.3 million for the six months ended June 30, 2016 as compared to the same period of 2015 due primarily to a $5.3 million increase in origination fee income resulting from our having waived certain fees charged to borrowers refinancing mortgage loans during the first half of 2015, and $2.4 million in higher fair value gains relating to charged-off loans resulting from better collections performance in the portfolio than previously expected, partially offset by a $2.4 million decrease in other interest income. Origination fee income was $21.4 million and $16.1 million for the six months ended June 30, 2016 and 2015, respectively.

Salaries and Benefits
Salaries and benefits decreased $9.5 million and $24.1 million during the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, primarily due to a decrease in benefits and incentives resulting from a lower average headcount and a decrease in commissions due to lower originations volume, partially offset by an increase in severance. The lower expenses for the six months ended June 30, 2016 were also impacted by a decrease in share-based compensation due to higher forfeitures. Headcount decreased by approximately 400 full-time employees from approximately 6,000 at June 30, 2015 to approximately 5,600 at June 30, 2016.
General and Administrative
General and administrative decreased $6.3 million for the three months ended June 30, 2016 as compared to the same period of 2015 resulting primarily from an $8.9 million reduction in our representations and warranties reserve related to a change in estimate as described in further detail in the Originations segment results, and $5.5 million in lower advertising costs, partially offset by $8.7 million in additional costs to support efficiency and technology-related initiatives, including the MSP conversion.
General and administrative decreased $5.4 million for the six months ended June 30, 2016 as compared to the same period of 2015 resulting primarily from $17.6 million in lower curtailment expense, $10.8 million in lower advertising costs, and an $8.9 million reduction in our representations and warranties reserve related to a change in estimate, partially offset by $13.2 million in additional costs to support efficiency and technology-related initiatives, including the MSP conversion, $9.9 million in higher legal accruals for loss contingencies and legal expenses primarily for defense litigation, $4.8 million in higher operating costs, and $3.7 million in higher information technology maintenance costs.
Goodwill Impairment
We incurred $215.4 million in impairment charges in our Servicing segment during the three and six months ended June 30, 2016 as a result of a goodwill evaluation performed in the second quarter of 2016. Refer to Note 7 to the Consolidated Financial Statements for further information.
We incurred $56.5 million in impairment charges in our Reverse Mortgage segment during the three and six months ended June 30, 2015 as a result of a goodwill evaluation performed in the second quarter of 2015. As a result of these goodwill charges, the Reverse Mortgage reporting unit no longer has goodwill.
Interest Expense
We incur interest expense on our corporate debt, mortgage-backed debt issued by the Residual Trusts, master repurchase agreements and servicing advance liabilities, all of which are accounted for at amortized cost. Interest expense decreased $4.3 million and $14.9 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, driven by a decrease in interest expense related to mortgage-backed debt primarily as a result of the sale of our residual interests in April 2015, which required the deconsolidation of the related mortgage-backed debt, and the runoff of the overall related mortgage loan portfolio. Refer to the Liquidity and Capital Resources section below for additional information on our debt.

Provided below is a summary of the average balances of our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Variance	2016	2015	Variance
Corporate debt (1)
Interest expense	$35,920	$37,076	$(1,156)	$71,817	$73,826	$(2,009)
Average balance (4)	2,181,624	2,268,298	(86,674)	2,182,970	2,268,725	(85,755)
Annualized average rate	6.59%	6.54%	0.05%	6.58%	6.51%	0.07%

Servicing advance liabilities (2)
Interest expense	$11,109	$9,798	$1,311	$22,291	$20,671	$1,620
Average balance (4)	1,213,136	1,245,838	(32,702)	1,223,965	1,294,373	(70,408)
Annualized average rate	3.66%	3.15%	0.51%	3.64%	3.19%	0.45%

Master repurchase agreements (3)
Interest expense	$10,207	$11,066	$(859)	$20,067	$19,977	$90
Average balance (4)	1,184,447	1,538,349	(353,902)	1,174,321	1,461,234	(286,913)
Annualized average rate	3.45%	2.88%	0.57%	3.42%	2.73%	0.69%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$7,164	$10,725	$(3,561)	$14,473	$29,062	$(14,589)
Average balance (5)	460,025	687,236	(227,211)	464,443	887,558	(423,115)
Annualized average rate	6.23%	6.24%	(0.01)%	6.23%	6.55%	(0.32)%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes, and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Mortgage-backed debt of the Residual Trusts and servicing advance liabilities are held by our Servicing segment.

(3)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(4)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(5)	Average balance for mortgage-backed debt of the Residual Trusts is calculated as the average carrying value at the beginning of each month during the period.
Other Gains (Losses)
Other gains of $9.0 million for the six months ended June 30, 2015 include an $11.8 million gain recognized on the sale of an investment accounted for using the equity method in the first quarter of 2015 and a $2.8 million loss recognized on the sale of our residual interests in the second quarter of 2015.
Income Tax Expense (Benefit)
We calculate income tax expense (benefit) based on our estimated annual effective tax rate, which takes into account all expected ordinary activity for the calendar year. Our effective tax rate will always differ from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses.
The variances in income tax expense (benefit) are due primarily to the changes in loss before income taxes and the impairment of goodwill in the second quarters of 2016 and 2015 as described above. During the second quarters of 2016 and 2015, we calculated the tax expense (benefit) related to the loss before income taxes for the six months ended June 30, 2016 and 2015, respectively, based on our estimated annual effective tax rate which takes into account all expected ordinary activity for the 2016 and 2015 years, respectively. This effective tax rate differs from the statutory rate of 35% primarily as a result of the non-deductible goodwill impairment in 2015 as well as the impact of state and local taxes.

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
The following tables reconcile Adjusted Earnings (Loss) and Adjusted EBITDA to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Six Months Ended June 30, 2016
Net loss	$(405,103)
Adjust for income tax benefit	(253,372)
Loss before income taxes	(658,475)
Adjustments to loss before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions (1)	359,154
Goodwill impairment	215,412
Step-up depreciation and amortization (2)	19,554
Restructuring costs (3)	8,740
Non-cash interest expense	5,796
Share-based compensation expense	5,705
Fair value to cash adjustment for reverse loans (4)	(3,197)
Legal and regulatory matters	2,196
Other (5)	20,330
Sub-total	633,690
Adjusted Loss	$(24,785)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans.

(2)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(3)
Restructuring costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring costs incurred in the six months ended June 30, 2016 include those relating to our exit from the consumer retail channel of the Originations segment and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 8 in the Notes to Consolidated Financial Statements.

(4)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(5)	Includes severance, gain on extinguishment of debt, the net impact of the Non-Residual Trusts, transaction and integration costs, and certain non-recurring costs.

Adjusted EBITDA

For the Six Months Ended June 30, 2016
Net loss	$(405,103)
Adjust for income tax benefit	(253,372)
Loss before income taxes	(658,475)
EBITDA Adjustments
Amortization of servicing rights and other fair value adjustments (1)	494,290
Goodwill impairment	215,412
Interest expense	75,791
Depreciation and amortization	28,963
Restructuring costs (2)	8,740
Share-based compensation expense	5,705
Fair value to cash adjustment for reverse loans (3)	(3,197)
Legal and regulatory matters	2,196
Other (4)	16,417
Sub-total	844,317
Adjusted EBITDA	$185,842
__________

(1)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(2)
Restructuring costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring costs incurred in the six months ended June 30, 2016 include those relating to our exit from the consumer retail channel of the Originations segment and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 8 in the Notes to Consolidated Financial Statements.

(3)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(4)
Includes the net provision for the repurchase of loans sold, non-cash interest income, severance, gain on extinguishment of debt, interest income on unrestricted cash and cash equivalents, the net impact of the Non-Residual Trusts, the provision for loan losses, Residual Trust cash flows, transaction and integration costs, servicing fee economics, and certain non-recurring costs.

Business Segment Results
In calculating income (loss) before income taxes for our segments, we allocate indirect expenses to our business segments. Indirect expenses are allocated to our Servicing, Originations, Reverse Mortgage and certain non-reportable segments based on headcount.
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Refer below for further information on the results of operations for our Servicing, Originations and Reverse Mortgage segments. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes, refer to Note 12 in the Notes to Consolidated Financial Statements.

Reconciliation of GAAP Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(356,026)	$45,615	$(26,944)	$(42,229)	$(379,584)

Adjustments to income (loss)
Changes in fair value due to changes in valuation inputs and other assumptions	118,825	—	—	—	118,825
Goodwill impairment	215,412	—	—	—	215,412
Step-up depreciation and amortization	6,601	157	894	—	7,652
Restructuring costs	4,126	303	407	—	4,836
Non-cash interest expense	18	—	—	2,940	2,958
Share-based compensation expense	3,160	820	610	256	4,846
Step-up amortization of sub-servicing rights	1,049	—	—	—	1,049
Fair value to cash adjustment for reverse loans	—	—	14,512	—	14,512
Other	6,065	1,515	1,398	4,393	13,371
Total adjustments	355,256	2,795	17,821	7,589	383,461
Adjusted Earnings (Loss)	(770)	48,410	(9,123)	(34,640)	3,877

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	60,911	—	446	—	61,357
Interest expense on debt	1,251	—	—	32,979	34,230
Depreciation and amortization	4,103	2,091	693	1	6,888
Other	(767)	(7,013)	21	169	(7,590)
Total adjustments	65,498	(4,922)	1,160	33,149	94,885
Adjusted EBITDA	$64,728	$43,488	$(7,963)	$(1,491)	$98,762

	For the Six Months Ended June 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(612,347)	$62,016	$(21,917)	$(86,227)	$(658,475)

Adjustments to income (loss)
Changes in fair value due to changes in valuation inputs and other assumptions	359,154	—	—	—	359,154
Goodwill impairment	215,412	—	—	—	215,412
Step-up depreciation and amortization	13,335	452	1,789	—	15,576
Restructuring costs	6,007	2,099	407	227	8,740
Non-cash interest expense	(11)	—	—	5,807	5,796
Share-based compensation expense	3,941	233	923	608	5,705
Step-up amortization of sub-servicing rights	3,978	—	—	—	3,978
Legal and regulatory matters	2,196	—	—	—	2,196
Fair value to cash adjustment for reverse loans	—	—	(3,197)	—	(3,197)
Other	6,373	1,515	2,446	9,996	20,330
Total adjustments	610,385	4,299	2,368	16,638	633,690
Adjusted Earnings (Loss)	(1,962)	66,315	(19,549)	(69,589)	(24,785)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	130,252	—	906	—	131,158
Interest expense on debt	3,986	—	—	66,009	69,995
Depreciation and amortization	8,150	4,141	1,086	10	13,387
Other	(1,102)	(3,212)	54	347	(3,913)
Total adjustments	141,286	929	2,046	66,366	210,627
Adjusted EBITDA	$139,324	$67,244	$(17,503)	$(3,223)	$185,842

	For the Three Months Ended June 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$82,296	$32,965	$(90,960)	$(39,300)	$(14,999)

Adjustments to income (loss)
Changes in fair value due to changes in valuation inputs and other assumptions	(64,359)	—	—	—	(64,359)
Goodwill impairment	—	—	56,539	—	56,539
Step-up depreciation and amortization	6,923	618	1,328	—	8,869
Restructuring costs	1,578	130	—	184	1,892
Non-cash interest expense	363	—	—	2,660	3,023
Share-based compensation expense	3,123	1,453	284	146	5,006
Step-up amortization of sub-servicing rights	4,940	—	—	—	4,940
Legal and regulatory matters	544	—	4,628	—	5,172
Fair value to cash adjustment for reverse loans	—	—	24,149	—	24,149
Curtailment expense	—	—	6,488	—	6,488
Other	976	85	63	1,493	2,617
Total adjustments	(45,912)	2,286	93,479	4,483	54,336
Adjusted Earnings (Loss)	36,384	35,251	2,519	(34,817)	39,337

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	59,649	—	522	—	60,171
Interest expense on debt	2,121	—	—	34,405	36,526
Depreciation and amortization	4,489	2,074	658	3	7,224
Other	(5,090)	2,140	25	26	(2,899)
Total adjustments	61,169	4,214	1,205	34,434	101,022
Adjusted EBITDA	$97,553	$39,465	$3,724	$(383)	$140,359

	For the Six Months Ended June 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$31,624	$74,763	$(104,417)	$(66,647)	$(64,677)

Adjustments to income (loss)
Changes in fair value due to changes in valuation inputs and other assumptions	9,412	—	—	—	9,412
Goodwill impairment	—	—	56,539	—	56,539
Step-up depreciation and amortization	13,967	1,788	2,656	—	18,411
Restructuring costs	1,983	321	—	724	3,028
Non-cash interest expense	1,118	—	—	5,224	6,342
Share-based compensation expense	5,128	2,250	820	231	8,429
Step-up amortization of sub-servicing rights	9,827	—	—	—	9,827
Legal and regulatory matters	2,218	—	2,862	—	5,080
Fair value to cash adjustment for reverse loans	—	—	19,794	—	19,794
Curtailment expense	—	—	22,562	—	22,562
Other	1,248	422	430	4,282	6,382
Total adjustments	44,901	4,781	105,663	10,461	165,806
Adjusted Earnings (Loss)	76,525	79,544	1,246	(56,186)	101,129

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	115,921	—	1,077	—	116,998
Interest expense on debt	4,717	—	1	68,575	73,293
Depreciation and amortization	8,918	4,091	1,298	7	14,314
Other	(5,408)	2,543	99	87	(2,679)
Total adjustments	124,148	6,634	2,475	68,669	201,926
Adjusted EBITDA	$200,673	$86,178	$3,721	$12,483	$303,055

Servicing
Provided below is a summary of results of operations, Adjusted Earnings (Loss) and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Net servicing revenue and fees
Third parties	$24,935	$212,000	$(187,065)	(88)%	$(87,736)	$291,481	$(379,217)	(130)%
Intercompany	3,066	2,437	629	26%	6,217	4,783	1,434	30%
Total net servicing revenue and fees	28,001	214,437	(186,436)	(87)%	(81,519)	296,264	(377,783)	(128)%
Interest income on loans	11,837	18,174	(6,337)	(35)%	23,995	50,090	(26,095)	(52)%
Insurance revenue	11,277	11,429	(152)	(1)%	21,644	25,560	(3,916)	(15)%
Intersegment retention revenue	9,461	8,458	1,003	12%	20,994	16,539	4,455	27%
Net gains (losses) on sales of loans	(1,191)	3,795	(4,986)	(131)%	(5,727)	3,704	(9,431)	(255)%
Other revenues	13,428	17,903	(4,475)	(25)%	30,171	25,802	4,369	17%
Total revenues	72,813	274,196	(201,383)	(73)%	9,558	417,959	(408,401)	(98)%
Goodwill impairment	215,412	—	215,412	n/m	215,412	—	215,412	n/m
General and administrative and allocated indirect expenses	112,446	92,476	19,970	22%	207,426	173,066	34,360	20%
Salaries and benefits	70,475	64,533	5,942	9%	138,095	134,356	3,739	3%
Interest expense	18,330	20,534	(2,204)	(11)%	36,892	49,759	(12,867)	(26)%
Depreciation and amortization	10,704	11,412	(708)	(6)%	21,485	22,885	(1,400)	(6)%
Other expenses, net	1,075	44	1,031	n/m	2,289	3,134	(845)	(27)%
Total expenses	428,442	188,999	239,443	127%	621,599	383,200	238,399	62%
Other net fair value gains (losses)	135	(98)	233	(238)%	226	(332)	558	(168)%
Other	(532)	(2,803)	2,271	(81)%	(532)	(2,803)	2,271	(81)%
Total other losses	(397)	(2,901)	2,504	(86)%	(306)	(3,135)	2,829	(90)%
Income (loss) before income taxes	(356,026)	82,296	(438,322)	n/m	(612,347)	31,624	(643,971)	n/m

Adjustments to income (loss)
Changes in fair value due to changes in valuation inputs and other assumptions	118,825	(64,359)	183,184	(285)%	359,154	9,412	349,742	n/m
Goodwill impairment	215,412	—	215,412	n/m	215,412	—	215,412	n/m
Step-up depreciation and amortization	6,601	6,923	(322)	(5)%	13,335	13,967	(632)	(5)%
Restructuring costs	4,126	1,578	2,548	161%	6,007	1,983	4,024	203%
Legal and regulatory matters	—	544	(544)	(100)%	2,196	2,218	(22)	(1)%
Step-up amortization of sub-servicing rights	1,049	4,940	(3,891)	(79)%	3,978	9,827	(5,849)	(60)%
Share-based compensation expense	3,160	3,123	37	1%	3,941	5,128	(1,187)	(23)%
Non-cash interest expense	18	363	(345)	(95)%	(11)	1,118	(1,129)	(101)%
Other	6,065	976	5,089	n/m	6,373	1,248	5,125	n/m
Total adjustments	355,256	(45,912)	401,168	n/m	610,385	44,901	565,484	n/m
Adjusted Earnings (Loss)	(770)	36,384	(37,154)	(102)%	(1,962)	76,525	(78,487)	(103)%

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	60,911	59,649	1,262	2%	130,252	115,921	14,331	12%
Depreciation and amortization	4,103	4,489	(386)	(9)%	8,150	8,918	(768)	(9)%
Interest expense on debt	1,251	2,121	(870)	(41)%	3,986	4,717	(731)	(15)%
Other	(767)	(5,090)	4,323	(85)%	(1,102)	(5,408)	4,306	(80)%
Total adjustments	65,498	61,169	4,329	7%	141,286	124,148	17,138	14%
Adjusted EBITDA	$64,728	$97,553	$(32,825)	(34)%	$139,324	$200,673	$(61,349)	(31)%

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
Provided below are summaries of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	2,087,618	$244,124,312	2,142,689	$234,905,729
Loan sales with servicing retained	30,929	6,517,586	39,366	8,904,897
Other new business added (2)	90,369	15,609,071	98,030	15,965,350
Payoffs and sales, net (2) (3)	(142,376)	(19,990,443)	(147,812)	(19,283,651)
Balance at end of the period (4)	2,066,540	246,260,526	2,132,273	240,492,325
On-balance sheet residential loans and real estate owned (5)	35,328	2,350,565	38,296	2,711,797
Total mortgage loan servicing portfolio	2,101,868	$248,611,091	2,170,569	$243,204,122
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

(3)
Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $3.1 billion and $3.3 billion for the six months ended June 30, 2016 and 2015, respectively.

(4)
Excludes the impact of the sale of servicing rights during the six months ended June 30, 2016 associated with 25,246 accounts and $5.6 billion in unpaid principal balance as we continue to service these loans as sub-servicer until the expected release of servicing in the third quarter of 2016.

(5)	On-balance sheet residential loans and real estate owned primarily includes mortgage loans held for sale as well as assets of the Non-Residual Trusts and Residual Trusts.
The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, net of recapture, of the total mortgage loan portfolio was 14.29% and 14.65% for the six months ended June 30, 2016 and 2015, respectively.
The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment. Provided below are summaries of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	At June 30, 2016
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio
First lien mortgages	1,689,164	$234,798,950	0.25%	10.31%
Second lien mortgages	161,299	5,234,936	0.45%	3.79%
Manufactured housing and other	216,077	6,226,640	1.09%	7.04%
Total accounts serviced for third parties (2) (3)	2,066,540	246,260,526	0.28%	10.09%
On-balance sheet residential loans and real estate owned (4)	35,328	2,350,565		7.36%
Total mortgage loan servicing portfolio	2,101,868	$248,611,091		10.06%

	At December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee	30 Days or More Past Due (1)
Third-party servicing portfolio
First lien mortgages	1,676,307	$231,637,730	0.27%	9.09%
Second lien mortgages	179,594	5,823,302	0.46%	3.41%
Manufactured housing and other	231,717	6,663,280	1.09%	6.42%
Total accounts serviced for third parties (2) (3)	2,087,618	244,124,312	0.30%	8.88%
On-balance sheet residential loans and real estate owned (4)	36,857	2,439,806		5.07%
Total mortgage loan servicing portfolio	2,124,475	$246,564,118		8.85%
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

(2)
Consists of $185.5 billion and $60.8 billion in unpaid principal balance associated with servicing and sub-servicing contracts, respectively, at June 30, 2016 and $194.8 billion and $49.3 billion, respectively, at December 31, 2015.

(3)
    Includes $6.2 billion and $6.6 billion in unpaid principal balance of sub-servicing performed for WCO at June 30, 2016 and December 31, 2015, respectively, and $5.5 billion and $1.7 billion associated with servicing rights sold to WCO at June 30, 2016 and December 31, 2015, respectively. Refer to Note 15 for further information.

(4)	Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees.
The unpaid principal balance of our third-party servicing portfolio increased $2.1 billion at June 30, 2016 as compared to December 31, 2015 primarily due to our originations sales with servicing retained and servicing and sub-servicing portfolio acquisitions, partially offset by runoff of the portfolio. Sub-servicing portfolio acquisitions include servicing acquired through the RCS asset acquisition and new sub-servicing performed for WCO. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $89.2 million can be attributed to a decrease in mortgage loans held for sale of $75.3 million and portfolio runoff of the assets held by the Residual and Non-Residual Trusts, offset in part by an increase in delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae.
The delinquencies associated with our third-party servicing portfolio increased at June 30, 2016 as compared to December 31, 2015 as a result of the addition of delinquent loans to our servicing portfolio, combined with reduced collection efforts as employees assisted with a temporary increase in servicing calls associated with the MSP conversion, offset in part by the favorable impact of seasonality as delinquencies tend to decrease in the first quarter and then increase throughout the remainder of the year. The delinquencies associated with our on-balance sheet residential loans and real estate owned have increased as a result of an increase in delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae, and the impact from the MSP conversion as described above, partially offset by the favorable impact of seasonality.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Servicing fees	$175,611	$175,324	$287	—%	$351,966	$346,030	$5,936	2%
Incentive and performance fees	15,671	26,506	(10,835)	(41)%	33,089	51,615	(18,526)	(36)%
Ancillary and other fees	24,488	23,603	885	4%	48,632	47,126	1,506	3%
Servicing revenue and fees	215,770	225,433	(9,663)	(4)%	433,687	444,771	(11,084)	(2)%
Changes in valuation inputs or other assumptions (1)	(127,713)	59,286	(186,999)	n/m	(386,173)	(15,248)	(370,925)	n/m
Other changes in fair value (2)	(59,780)	(58,145)	(1,635)	3%	(127,900)	(112,846)	(15,054)	13%
Change in fair value of servicing rights	(187,493)	1,141	(188,634)	n/m	(514,073)	(128,094)	(385,979)	n/m
Amortization of servicing rights	(2,179)	(6,443)	4,264	(66)%	(6,330)	(12,901)	6,571	(51)%
Change in fair value of servicing rights related liabilities (3)	1,903	(5,694)	7,597	(133)%	5,197	(7,512)	12,709	(169)%
Net servicing revenue and fees	$28,001	$214,437	$(186,436)	(87)%	$(81,519)	$296,264	$(377,783)	(128)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)
Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $3.1 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, and $7.0 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively.

Servicing fees remained relatively flat and increased $5.9 million during the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, primarily due to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by runoff of the servicing portfolio and a decline in the average servicing fee. Average loans serviced increased by $7.2 billion, or 3%, and $10.0 billion, or 4%, for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Fees earned under HAMP decreased $4.4 million and $8.0 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, due primarily to lower fees for maintenance of performing modified loans no longer eligible for HAMP incentive fees and a lower volume of completed modifications. Fees earned under HAMP will continue to decrease as a result of the scheduled termination of HAMP in December 2016. Modification fees decreased $3.5 million and $5.7 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, due primarily to a lower volume of defaults leading to fewer modifications. In addition, asset recovery income decreased $1.5 million and $4.2 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, as a result of lower gross collections due primarily to runoff of the related loans managed for third parties by the Servicing segment and reaching the statute of limitations. Incentives relating to the performance of certain loan pools serviced by us decreased $1.5 million and $0.6 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively. We expect incentives relating to the performance of loan pools serviced by us to decline as a result of market and other factors, including changes in incentive programs, runoff of the related loan portfolio and improving economic conditions, which may reduce the opportunity to earn these incentives.

Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Variance	2016	2015	Variance
Average unpaid principal balance of loans serviced (1)	$252,656,638	$245,470,422	$7,186,216	$252,145,125	$242,173,786	$9,971,339
Annualized average servicing fee (2)	0.28%	0.29%	(0.01)%	0.28%	0.29%	(0.01)%
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
The decrease in average servicing fee of one basis point for the three and six months ended June 30, 2016 as compared to the same periods of 2015 related primarily to a shift in our third-party servicing portfolio from servicing to sub-servicing and an increase in delinquencies.
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	June 30, 2016	December 31, 2015	Variance
Servicing rights at fair value	$1,255,351	$1,682,016	$(426,665)
Unpaid principal balance of accounts serviced	174,978,533	183,506,006	(8,527,473)
Inputs and assumptions
Weighted-average remaining life in years	5.2	6.3	(1.1)
Weighted-average stated borrower interest rate on underlying collateral	4.14%	4.31%	(0.17)%
Weighted-average discount rate	10.58%	10.88%	(0.30)%
Weighted-average conditional prepayment rate	13.39%	9.94%	3.45%
Weighted-average conditional default rate	0.99%	1.06%	(0.07)%
We recognized a reduction in the fair value of servicing rights during the six months ended June 30, 2016 comprised of a loss of $386.2 million in changes in valuation inputs or other assumptions and a loss of $127.9 million in other changes in fair value which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The loss resulting from changes in valuation inputs or other assumptions during the six months ended June 30, 2016 was due primarily to a higher assumed conditional prepayment rate at June 30, 2016 as compared to December 31, 2015 resulting from declining interest rates and forward projections of interest rate curves, offset in part by a decline in discount rates.
The change in fair value of servicing rights resulting from the realization of expected cash flows increased $15.1 million for the six months ended June 30, 2016 as compared to the same period of 2015 due primarily to faster prepayment speeds resulting from declining interest rates, offset in part by a decline in discount rates.
Servicing Rights Related Liabilities
The favorable change in fair value relating to servicing rights related liabilities of $7.6 million and $12.7 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, was due primarily to a higher assumed conditional prepayment rate resulting from the low interest rate environment, partially offset by higher interest expense.

Interest Income on Loans
Interest income decreased $6.3 million and $26.1 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, primarily due to the sale of our residual interests in April 2015, runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Insurance Revenue
Insurance revenue decreased $3.9 million for the six months ended June 30, 2016 as compared to the same period of 2015 primarily as a result of the runoff of existing policies. In addition, in September 2015 we entered into an agreement to settle a litigation matter (which agreement remains subject to final court approval) pursuant to which we have agreed not to receive commissions as a result of the placement of certain lender-placed insurance policies for five years commencing 120 days from the effective date of the settlement.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees the Servicing segment charges to our Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right. The increase in intersegment retention revenue of $1.0 million and $4.5 million during the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, was due primarily to a higher fee per origination charged by the Servicing segment beginning in 2016 to reflect current market pricing.
Net Gains (Losses) on Sales of Loans
Net gains or losses on sales of loans for the Company include realized and unrealized gains and losses on loans as well as the changes in fair value of our IRLCs and other freestanding derivatives. A substantial portion of the gain or loss on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes an estimate of the fair value of the servicing right we expect to receive upon sale of the loan.
The Originations segment recognizes the initial fair value of the entire commitment, including the servicing rights component, on the date of the commitment, while the Servicing segment recognizes the change in fair value of the servicing rights component of our IRLCs and loans held for sale that occurs subsequent to the date of our commitment through the sale of the loan. Net gains (losses) on sale of loans for the Servicing segment consist of this change in fair value as well as net gains or losses on sales of loans to third parties.
Other Revenues
Other revenues decreased $4.5 million for the three months ended June 30, 2016 as compared to the same period of 2015 primarily as a result of $6.0 million in lower fair value gains relating to charged-off loans resulting from lower variances between actual and expected collections over time, partially offset by a $1.6 million increase in other interest income.
Other revenues increased $4.4 million for the six months ended June 30, 2016 as compared to the same period of 2015 primarily as a result of $2.4 million in higher fair value gains relating to charged-off loans resulting from better collections performance in the portfolio than previously expected, and a $2.1 million increase in other interest income.
Goodwill Impairment
We incurred $215.4 million in impairment charges to the Servicing and ARM reporting units during the three and six months ended June 30, 2016 as a result of a goodwill evaluation performed in the second quarter of 2016. Refer to Note 7 to the Consolidated Financial Statements for further information.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $20.0 million and $34.4 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, resulting primarily from additional costs to support efficiency and technology-related initiatives including the MSP conversion as well as higher accruals for loss contingencies and legal expenses primarily related to defense litigation.

Salaries and Benefits
Salaries and benefits increased $5.9 million for the three months ended June 30, 2016 as compared to the same period of 2015 primarily as a result of an increase in severance costs and timing differences associated with certain health benefit costs. Average headcount remained relatively flat as compared to the prior year period as it has not yet been impacted by announced workforce reductions.
Interest Expense
Interest expense decreased $2.2 million and $12.9 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, primarily as a result of the sale of our residual interests in April 2015, offset in part by an increase in expense related to servicing advance liabilities due to a higher average interest rate.
Adjusted Earnings (Loss) and Adjusted EBITDA
Provided below is a summary of our Servicing segment's margin (in basis points):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	Variance	2016	2015	Variance
Annualized Adjusted Earnings margin (1)	—	6	(6)	—	6	(6)
Annualized Adjusted EBITDA margin (1)	10	16	(6)	11	17	(6)
__________

(1)
Margins are calculated by dividing the applicable non-GAAP measure by the average unpaid principal balance of loans serviced during the period as set forth in the table above under Net Servicing Revenue and Fees.

Adjusted Earnings margin and Adjusted EBITDA margin both decreased by six basis points for each of the three and six months ended June 30, 2016 as compared to the same periods of 2015 primarily due to lower revenues (adjusted for the impact of the change in fair value) per loan serviced and higher expenses per loan serviced. The decline in revenues per loan serviced is primarily due to the decline in incentive and performance fees and interest income. The increase in expenses per loan serviced is primarily due to higher general and administrative and allocated indirect expenses offset in part by lower interest expense.

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Net gains on sales of loans	$100,358	$115,604	$(15,246)	(13)%	$188,340	$241,020	$(52,680)	(22)%
Other revenues	9,851	13,098	(3,247)	(25)%	22,146	17,982	4,164	23%
Total revenues	110,209	128,702	(18,493)	(14)%	210,486	259,002	(48,516)	(19)%
Salaries and benefits	27,168	42,105	(14,937)	(35)%	60,245	82,700	(22,455)	(27)%
General and administrative and allocated indirect expenses	17,981	32,548	(14,567)	(45)%	46,627	61,374	(14,747)	(24)%
Intersegment retention expense	9,461	8,458	1,003	12%	20,994	16,539	4,455	27%
Interest expense	7,736	9,934	(2,198)	(22)%	16,011	17,747	(1,736)	(10)%
Depreciation and amortization	2,248	2,692	(444)	(16)%	4,593	5,879	(1,286)	(22)%
Total expenses	64,594	95,737	(31,143)	(33)%	148,470	184,239	(35,769)	(19)%
Income before income taxes	45,615	32,965	12,650	38%	62,016	74,763	(12,747)	(17)%

Adjustments to income
Restructuring costs	303	130	173	133%	2,099	321	1,778	n/m
Step-up depreciation and amortization	157	618	(461)	(75)%	452	1,788	(1,336)	(75)%
Share-based compensation expense	820	1,453	(633)	(44)%	233	2,250	(2,017)	(90)%
Other	1,515	85	1,430	n/m	1,515	422	1,093	259%
Total adjustments	2,795	2,286	509	22%	4,299	4,781	(482)	(10)%
Adjusted Earnings	48,410	35,251	13,159	37%	66,315	79,544	(13,229)	(17)%

EBITDA adjustments
Depreciation and amortization	2,091	2,074	17	1%	4,141	4,091	50	1%
Other	(7,013)	2,140	(9,153)	n/m	(3,212)	2,543	(5,755)	(226)%
Total adjustments	(4,922)	4,214	(9,136)	(217)%	929	6,634	(5,705)	(86)%
Adjusted EBITDA	$43,488	$39,465	$4,023	10%	$67,244	$86,178	$(18,934)	(22)%

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$3,640,496	$3,189,020	$2,978,806	$4,604,686	$5,195,849	$4,814,669
Consumer	1,666,615	1,561,071	1,607,284	1,554,909	1,870,414	1,835,551
Retail (2)	—	—	523	158,452	163,391	140,588
Total	$5,307,111	$4,750,091	$4,586,613	$6,318,047	$7,229,654	$6,790,808

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$6,662,249	$6,348,762	$6,275,934	$9,477,734	$8,846,591	$8,490,211
Consumer	3,214,772	3,354,328	3,440,374	3,490,402	3,601,352	3,530,922
Retail (2)	10,923	14,883	64,667	280,592	249,253	217,514
Total	$9,887,944	$9,717,973	$9,780,975	$13,248,728	$12,697,196	$12,238,647
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

(2)	We exited the consumer retail channel in January 2016.
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

Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Realized gains on sales of loans	$77,601	$18,624	$58,977	n/m	$154,867	$80,061	$74,806	93%
Change in unrealized gains on loans held for sale	3,123	(15,649)	18,772	(120)%	14,416	(14,260)	28,676	(201)%
Gains (losses) on interest rate lock commitments (1)	11,855	(40,259)	52,114	(129)%	27,014	(15,776)	42,790	(271)%
Gains (losses) on forward sales commitments (1)	(43,384)	71,935	(115,319)	(160)%	(110,337)	33,287	(143,624)	n/m
Losses on MBS purchase commitments (1)	(2,477)	(13,107)	10,630	(81)%	(13,273)	(18,786)	5,513	(29)%
Capitalized servicing rights	47,832	84,707	(36,875)	(44)%	104,202	157,438	(53,236)	(34)%
Provision for repurchases	(3,724)	(4,532)	808	(18)%	(8,437)	(6,557)	(1,880)	29%
Interest income	9,532	13,885	(4,353)	(31)%	19,888	25,613	(5,725)	(22)%
Net gains on sales of loans	$100,358	$115,604	$(15,246)	(13)%	$188,340	$241,020	$(52,680)	(22)%
__________

(1)
Realized gains (losses) on freestanding derivatives were $(30.1) million and $17.5 million for the three months ended June 30, 2016 and 2015, respectively, and $(89.4) million and $(26.7) million for the six months ended June 30, 2016 and 2015, respectively.

The decrease in net gains on sales of loans for the three and six months ended June 30, 2016 as compared to the same periods of 2015 was primarily due to a lower volume of locked loans, partially offset by a slight shift in mix from the lower margin correspondent channel to the higher margin consumer channel during the 2016 period. The decline in volume is largely due to an increase in market competition, lower HARP volume, and a slight market shift towards more home purchase volume as opposed to refinancing volume. We had lower capitalized servicing rights during the three and six months ended June 30, 2016 as compared to the same periods of 2015 due primarily to a lower volume of loans sold with servicing retained, coupled with a reduction in the fair value of servicing rights. Additionally, we had a higher provision for repurchases for the six months ended June 30, 2016 due to higher defect rates on correspondent loan sales, partially offset by lower sold loan volume.
The three and six months ended June 30, 2016 and 2015 included the benefit of higher margins from HARP, which is scheduled to expire on December 31, 2016. HARP is a federal program of the U.S. that helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing occurred in prior periods.
Provided below is a summary of origination economics for all channels (in basis points):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	Amount	%	2016	2015	Amount	%
Gain on sale of loans (1)	$189	$183	$6	3%	$190	$182	$8	4%
Fee income (2)	21	18	3	17%	23	14	9	64%
Direct expenses (2)	(123)	(101)	(22)	22%	(130)	(110)	(20)	18%
Direct margin	$87	$100	$(13)	(13)%	$83	$86	$(3)	(3)%
__________

(1)	Calculated on pull-through adjusted lock volume.

(2)	Calculated on funded volume.
The decrease in direct margin for the three and six months ended June 30, 2016 as compared to the same periods of 2015 was primarily due to a slight shift in mix from the lower expense driven correspondent channel to the higher expense based consumer channel as well as higher intersegment retention charges. During the six months ended June 30, 2016, the decrease was partially offset by higher origination fees. Our correspondent volume represented 67% of total pull-through adjusted locked volume as compared to 72% during the six months ended June 30, 2015.

Other Revenues
Other revenues, which consist primarily of origination fee income and interest on cash equivalents, decreased $3.2 million for the three months ended June 30, 2016 as compared to the same period of 2015 primarily as a result of decline in volumes.
Other revenues increased $4.2 million for the six months ended June 30, 2016 as compared to the same period of 2015 primarily as a result of higher origination fees due to having waived certain fees charged to borrowers refinancing mortgage loans during the six months ended June 30, 2015.
Salaries and Benefits
Salaries and benefits decreased $14.9 million and $22.5 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, primarily due to a lower average headcount as well as lower commissions due to a decrease in funded volume.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $14.6 million and $14.7 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, primarily due to a reserve reduction recorded in the second quarter of 2016 related to the change in estimate of the liability associated with our selling representations and warranties. The reduction is primarily due to adjustments to certain assumptions based on recently observed trends as compared to historical expectations, primarily relating to loan defect rates and counterparty review probabilities. The remainder of the decrease is primarily a result of lower loan origination expenses due to a decreased volume of loan fundings and decreased advertising resulting from a decrease in mail solicitations and internet lead generation.
Intersegment Retention Expense
Intersegment retention expense relates to fees charged by the Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right. The increase in intersegment retention expense of $1.0 million and $4.5 million during the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, was due primarily to a higher fee per origination charged by the Servicing segment beginning in 2016 to reflect current market pricing.
Interest Expense
Interest expense decreased $2.2 million and $1.7 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, primarily due to lower average borrowings on master repurchase agreements due to a lower volume of loan fundings, offset partially by higher average cost of debt.
Adjusted Earnings
Adjusted Earnings increased $13.2 million for the three months ended June 30, 2016 as compared to the same period in 2015 due primarily to lower expenses as it relates to headcount, volume related expenses, and the benefit recorded as a result of the adjustment to the selling representations and warranties reserve, offset by lower net gains on sales of loans.
Adjusted Earnings decreased $13.2 million for the six months ended June 30, 2016 as compared to the same period of 2015 due primarily to lower net gains on sales of loans, offset partially by higher origination fee income and lower expenses as described above.
Adjusted EBITDA
Adjusted EBITDA increased $4.0 million for the three months ended June 30, 2016 as compared to the same period in 2015 due primarily to lower expenses, partially offset by lower net gains on sales of loans.
Adjusted EBITDA decreased $18.9 million for the six months ended June 30, 2016 as compared to the same period of 2015, due primarily to lower net gains on sales of loans, partially offset by lower expenses and higher origination fee income.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Earnings (Loss) and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Net fair value gains on reverse loans and related HMBS obligations	$7,650	$6,815	$835	12%	$42,858	$37,589	$5,269	14%
Net servicing revenue and fees	7,001	11,915	(4,914)	(41)%	13,910	23,321	(9,411)	(40)%
Net losses on sales of loans	—	—	—	—%	—	(98)	98	(100)%
Other revenues	1,486	1,442	44	3%	3,464	3,287	177	5%
Total revenues	16,137	20,172	(4,035)	(20)%	60,232	64,099	(3,867)	(6)%
General and administrative and allocated indirect expenses	21,967	27,298	(5,331)	(20)%	37,962	56,191	(18,229)	(32)%
Salaries and benefits	16,350	22,963	(6,613)	(29)%	34,398	47,503	(13,105)	(28)%
Interest expense	2,414	1,132	1,282	113%	3,929	2,231	1,698	76%
Depreciation and amortization	1,587	1,986	(399)	(20)%	2,875	3,954	(1,079)	(27)%
Goodwill impairment	—	56,539	(56,539)	(100)%	—	56,539	(56,539)	(100)%
Other expenses, net	763	1,214	(451)	(37)%	1,961	2,098	(137)	(7)%
Total expenses	43,081	111,132	(68,051)	(61)%	81,125	168,516	(87,391)	(52)%
Other losses	—	—	—	—%	(1,024)	—	(1,024)	n/m
Loss before income taxes	(26,944)	(90,960)	64,016	(70)%	(21,917)	(104,417)	82,500	(79)%

Adjustments to loss
Fair value to cash adjustment for reverse loans	14,512	24,149	(9,637)	(40)%	(3,197)	19,794	(22,991)	(116)%
Step-up depreciation and amortization	894	1,328	(434)	(33)%	1,789	2,656	(867)	(33)%
Share-based compensation expense	610	284	326	115%	923	820	103	13%
Restructuring costs	407	—	407	n/m	407	—	407	n/m
Goodwill impairment	—	56,539	(56,539)	(100)%	—	56,539	(56,539)	(100)%
Curtailment expense	—	6,488	(6,488)	(100)%	—	22,562	(22,562)	(100)%
Legal and regulatory matters	—	4,628	(4,628)	(100)%	—	2,862	(2,862)	(100)%
Other	1,398	63	1,335	n/m	2,446	430	2,016	n/m
Total adjustments	17,821	93,479	(75,658)	(81)%	2,368	105,663	(103,295)	(98)%
Adjusted Earnings (Loss)	(9,123)	2,519	(11,642)	(462)%	(19,549)	1,246	(20,795)	n/m

EBITDA adjustments
Depreciation and amortization	693	658	35	5%	1,086	1,298	(212)	(16)%
Amortization of servicing rights	446	522	(76)	(15)%	906	1,077	(171)	(16)%
Interest expense on debt	—	—	—	—%	—	1	(1)	(100)%
Other	21	25	(4)	(16)%	54	99	(45)	(45)%
Total adjustments	1,160	1,205	(45)	(4)%	2,046	2,475	(429)	(17)%
Adjusted EBITDA	$(7,963)	$3,724	$(11,687)	n/m	$(17,503)	$3,721	$(21,224)	n/m

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

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the period	56,046	$9,818,400	50,196	$8,626,946
New business added	5,801	951,265	6,824	1,014,462
Other additions (1)	—	387,373	—	297,924
Payoffs and sales	(4,632)	(966,607)	(3,195)	(655,376)
Balance at end of the period	57,215	$10,190,431	53,825	$9,283,956
__________

(1)	Other additions include additions to the principal balance serviced related to draws on lines-of-credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our reverse loan servicing portfolio (dollars in thousands):

	At June 30, 2016		At December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	57,215	$10,190,431	56,046	$9,818,400
On-balance sheet residential loans and real estate owned	63,761	10,332,373	65,187	10,265,726
Total reverse loan servicing portfolio	120,976	$20,522,804	121,233	$20,084,126
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio was 0.14% at June 30, 2016 and December 31, 2015.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Interest income on reverse loans	$113,631	$109,406	$4,225	4%	$224,225	$215,686	$8,539	4%
Interest expense on HMBS related obligations	(103,368)	(100,564)	(2,804)	3%	(206,622)	(199,100)	(7,522)	4%
Net interest income on reverse loans and HMBS related obligations	10,263	8,842	1,421	16%	17,603	16,586	1,017	6%

Change in fair value of reverse loans	27,744	(40,228)	67,972	(169)%	71,984	(23,501)	95,485	n/m
Change in fair value of HMBS related obligations	(30,357)	38,201	(68,558)	(179)%	(46,729)	44,504	(91,233)	(205)%
Net change in fair value on reverse loans and HMBS related obligations	(2,613)	(2,027)	(586)	29%	25,255	21,003	4,252	20%
Net fair value gains on reverse loans and related HMBS obligations	$7,650	$6,815	$835	12%	$42,858	$37,589	$5,269	14%

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
Net interest income on reverse loans and HMBS related obligations increased $1.4 million and $1.0 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, primarily as a result of an overall increase in reverse loans compounded by a decrease in HMBS related obligations as a result of an increase in buyouts, partially offset by an increase in nonperforming reverse loans, which have lower interest rates than performing loans. The net change in fair value on reverse loans and HMBS related obligations is comprised of cash generated by origination, purchase, and securitization of HECMs as well as non-cash fair value gains or losses. Cash generated by origination, purchase and securitization of HECMs decreased $10.2 million and $18.7 million during the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, primarily as a result of overall lower origination volumes, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value gains increased by $9.6 million and $23.0 million during the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, due primarily to a larger decrease in the interest rate curve in 2016 as compared to 2015. Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rate utilized in the valuation of reverse loans and HMBS related obligations has increased from 25.59% and 24.70%, respectively, at December 31, 2015 to 26.54% and 25.96%, respectively, at June 30, 2016 primarily due to the aging of the portfolio.
Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Funded volume	$200,634	$469,821	$(269,187)	(57)%	$385,024	$880,695	$(495,671)	(56)%
Securitized volume (1)	188,506	442,145	(253,639)	(57)%	376,385	855,192	(478,807)	(56)%
__________

(1)
Securitized volume includes $113.6 million and $94.7 million of tails securitized for the three months ended June 30, 2016 and 2015, respectively, and $228.9 million and $190.4 million for the six months ended June 30, 2016 and 2015, respectively. Tail draws associated with the HECM IDL product were $69.5 million and $41.6 million during the three months ended June 30, 2016 and 2015, respectively, and $138.5 million and $82.9 million for the six months ended June 30, 2016 and 2015, respectively.

Funded and securitized volumes decreased during the three and six months ended June 30, 2016 as compared to the same periods of 2015 primarily due to the negative impact of new financial assessment rules and other regulatory changes, and the Company's decision to reduce participation in the correspondent market based on management's assessment of pricing levels in the marketplace.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Servicing fees	$3,529	$3,429	$100	3%	$7,047	$6,801	$246	4%
Incentive and performance fees	2,340	7,175	(4,835)	(67)%	4,694	13,804	(9,110)	(66)%
Ancillary and other fees	1,578	1,833	(255)	(14)%	3,075	3,793	(718)	(19)%
Servicing revenue and fees	7,447	12,437	(4,990)	(40)%	14,816	24,398	(9,582)	(39)%
Amortization of servicing rights	(446)	(522)	76	(15)%	(906)	(1,077)	171	(16)%
Net servicing revenue and fees	$7,001	$11,915	$(4,914)	(41)%	$13,910	$23,321	$(9,411)	(40)%
The decline in net servicing revenue and fees of $4.9 million and $9.4 million for the three and six months ended June 30, 2016 as compared to the same periods in 2015, respectively, was due primarily to a decrease in incentive and performance fees for the management of real estate owned. In March 2015, we entered into an agreement with a counterparty to phase out one of our larger arrangements for the management of real estate owned through October 1, 2015.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased by $5.3 million and $18.2 million, respectively for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, due primarily to certain regulatory developments during 2015, which led to additional charges around curtailable events and to accrual adjustments associated with legal and regulatory matters outside of the normal course of business. This reduction was offset in part by the impact of changes in the provisions on uncollectible receivables and advances.
Salaries and Benefits
Salaries and benefits expense decreased $6.6 million and $13.1 million for the three and six months ended June 30, 2016 as compared to the same periods of 2015, respectively, due primarily to lower commissions and bonuses as a result of lower origination volume combined with a lower average headcount.
Goodwill Impairment
We incurred $56.5 million in impairment charges during the three and six months ended June 30, 2015 as a result of a goodwill evaluation performed in the second quarter of 2015. As a result of these goodwill charges, the Reverse Mortgage reporting unit no longer has goodwill.
Adjusted Earnings (Loss) and Adjusted EBITDA
Adjusted Loss changed by $11.6 million and $20.8 million for the three and six months ended June 30, 2016 from Adjusted Earnings for the same periods of 2015, respectively, and Adjusted EBITDA decreased by $11.7 million and $21.2 million for the same periods, respectively. The change in these non-GAAP financial measures was due primarily to the decline in cash generated from origination, purchase and securitization of HECMs combined with lower net servicing revenue and fees, partially offset by a decrease in salaries and benefits.
Other Non-Reportable
Other revenues for our Other non-reportable segment consist primarily of asset management advisory fees and other interest income. Other revenues for the three months ended June 30, 2016 remained relatively flat as compared to the same period of 2015. Other revenues decreased $4.1 million for the six months ended June 30, 2016 as compared to the same period of 2015 as a result of the settlement of a receivable that was repaid in conjunction with the sale of an investment accounted for using the equity method during 2015. Expenses for the same periods remained relatively flat.

Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicer licensing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver, as described under the Corporate Debt section below. Our ability to draw upon the 2013 Revolver is contingent upon our satisfaction of certain financial and other covenants, and the permitted use of the 2013 Revolver is limited to our and our subsidiaries' liquidity needs (but excluding voluntary prepayments, redemptions or repurchases of other indebtedness). On August 5, 2016, we entered into an amendment to the 2013 Credit Agreement, which among other things, permanently reduced the aggregate commitments under the 2013 Revolver from $125.0 million to $100.0 million, increased the interest rate on any drawn amounts under the 2013 Revolver to LIBOR plus 4.50% through January 1, 2017, and increased the required Total Leverage Ratio for the second and third quarters of 2016. After giving effect to the amendment, we were in compliance with the increased Total Leverage Ratio and we were in compliance with all other covenants contained in our 2013 Credit Agreement as of June 30, 2016. At June 30, 2016, we had cash liquidity of $246.0 million and after giving effect to the aforementioned amendment, our availability under the 2013 Revolver is $99.7 million. At June 30, 2016, we had contractual obligations, subject to certain conditions and adjustments, to utilize approximately $9.4 million of our liquidity to fund acquisitions of servicing rights, including related servicer and protective advances.
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
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, current committed business and asset acquisitions, cash taxes and cash requirements associated with mandatory clean-up call obligations on the Non-Residual trusts and all required debt service obligations for the next 12 months. We expect that significant acquisitions of servicing rights and other opportunities to grow by acquisition would need to be funded primarily through, or in collaboration with, external capital sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing. Our liquidity outlook assumes the renewal of existing mortgage loan servicing advance facilities, mortgage loan and reverse loan master repurchase agreements and reverse loan master repurchase agreements to fund repurchases of HECMs. In addition, management from time to time pursues other financing facilities. We may access the capital markets from time to time, in public or in private transactions, to augment our liquidity position, fund growth opportunities or for other reasons. We continually monitor our cash flows and liquidity in order to be responsive to changing conditions.
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
Share Repurchase Program
On May 6, 2015, the Board of Directors of the Company authorized us to repurchase up to $50.0 million of shares of our common stock during the period beginning on May 11, 2015 and ending on May 31, 2016. Repurchases were made from time to time based upon our discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The timing and amounts of any such repurchases depended on a variety of factors, including the market price of our shares and general market and economic conditions. Our share repurchase program expired on May 31, 2016.
We repurchased a total of 2,382,733 shares of common stock pursuant to our share repurchase program, all of which were repurchased during the year ended December 31, 2015, at an aggregate cost of $28.1 million, or an average cost of $11.78 per share. Shares of common stock that we repurchased were canceled and returned to the status of authorized but unissued shares.

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
Servicing Advance Liabilities
Ditech Financial has four servicing advance facilities through several lenders and an Early Advance Reimbursement Agreement with Fannie Mae which, in each case, are used to fund servicer and protective advances that are our responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.5 billion at June 30, 2016. The interest rates are either fixed or are primarily based on LIBOR plus between 2.30% and 4.40% and have various expiration dates from August 2016 to October 2018. Payments on the amounts due under these agreements are paid from proceeds received (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities, with total borrowing capacity of $1.2 billion, are non-recourse to the Company.
The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Ditech Financial was in compliance with these financial covenants at June 30, 2016.
Green Tree Agency Advance Funding Trust
Ditech Financial has a non-recourse servicer advance facility that provides funding for servicer and protective advances made in connection with its servicing of certain Fannie Mae and Freddie Mac mortgage loans. On October 21, 2015, this facility was amended and restated to provide for the issuance of $500.0 million aggregate principal amount of term notes consisting of Series 2015-T1 one-year term notes with an initial aggregate principal balance of $360.0 million and Series 2015-T2 three-year term notes with an initial aggregate principal balance of $140.0 million; to extend the commitment for up to $600.0 million of previously issued Series 2014-VF2 variable funding notes until October 2016; and to reduce total borrowing capacity under this facility by $100.0 million to $1.1 billion in the aggregate. The proceeds from the issuance of the Series 2015-T1 term notes and the Series 2015-T2 term notes were used to reduce the outstanding principal balance of the Series 2014-VF2 variable funding notes and to pay certain transaction fees, costs and expenses. We had $754.1 million outstanding under this facility at June 30, 2016, which included $500.0 million outstanding on the term notes and $254.1 million outstanding on the variable funding notes.
The collateral securing the term notes and the variable funding notes consists primarily of rights to reimbursement for servicer and protective advances in respect of certain mortgage loans serviced by Ditech Financial on behalf of Freddie Mac and Fannie Mae.
Each series of term notes were issued in four classes. Interest on the term notes is based on a fixed rate per annum ranging from approximately 2.30% to 3.93% for the Series 2015-T1 term notes and 3.09% to 4.67% for the Series 2015-T2 term notes. If the Series 2015-T1 term notes are not redeemed or refinanced on or prior to October 17, 2016, and the Series 2015-T2 term notes are not redeemed or refinanced on or prior to October 15, 2018, one-twelfth of the related note balances will be required to be repaid on each monthly payment date thereafter. Failure to make any such one-twelfth payment will result in an event of default.

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
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in March 2016 and now expires in March 2017. If not renewed in 2017, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At June 30, 2016, we had borrowings of $118.0 million under the Early Advance Reimbursement Agreement, which has a capacity of $200.0 million.
Other Servicing Advance Facilities
Ditech Financial has three additional servicing advance facilities through several lenders which are used to fund servicer and protective advances that are our responsibility under certain servicing agreements. These servicing advance facilities had an aggregate capacity amount of $170.0 million at June 30, 2016. The interest rates are primarily based on LIBOR plus between 2.50% and 3.00% and have various expiration dates from August 2016 to July 2018. One of these servicing advance facilities, with total borrowing capacity of $75.0 million, is non-recourse to the Company. At June 30, 2016 we had borrowings of $131.9 million under these facilities.

Mortgage Loan Originations Business
Master Repurchase Agreements
We utilize master repurchase agreements to support our origination or purchase of mortgage loans. These agreements were entered into by Ditech Financial and various warehouse lenders. The five facilities under the repurchase agreements had an aggregate capacity of $2.1 billion at June 30, 2016. At June 30, 2016, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 3.00% and have various expiration dates from August 2016 to June 2017. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume; however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity includes $0.9 billion of committed funds and $1.2 billion of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Ditech Financial under the master repurchase agreements are guaranteed by the Parent Company. We had $1.2 billion of short-term borrowings under these master repurchase agreements at June 30, 2016, which included $258.3 million of borrowings utilizing uncommitted funds.
All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. Ditech Financial was in compliance with all financial covenants relating to master repurchase agreements at June 30, 2016.
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
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At June 30, 2016, our maximum exposure to repurchases due to potential breaches of representations and warranties was $57.6 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through June 30, 2016 adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of the period	$27,106	$12,132	$23,145	$10,959
Provision for new sales	3,724	4,532	8,437	6,557
Change in estimate of existing reserves (1)	(10,086)	(392)	(10,759)	(1,027)
Net realized losses on repurchases	(481)	(897)	(560)	(1,114)
Balance at end of the period	$20,263	$15,375	$20,263	$15,375
__________

(1)
The change in estimate during the three and six months ended June 30, 2016 is primarily due to adjustments to certain assumptions based on recently observed trends as compared to historical expectations, primarily relating to loan defect rates and counterparty review probabilities.

Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	For the Three Months Ended June 30, 2016		For the Three Months Ended June 30, 2015
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	40	$10,466	93	$20,703
Repurchases and indemnifications	(9)	(2,570)	(14)	(2,090)
Claims initiated	61	12,891	74	14,735
Rescinded	(62)	(13,791)	(59)	(13,356)
Balance at end of the period	30	$6,996	94	$19,992

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	30	$6,225	48	$11,509
Repurchases and indemnifications	(19)	(4,416)	(33)	(6,070)
Claims initiated	110	24,725	175	36,064
Rescinded	(91)	(19,538)	(96)	(21,511)
Balance at end of the period	30	$6,996	94	$19,992
The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at June 30, 2016 based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Unpaid Principal Balance
2013	$10,827,901
2014	14,252,991
2015	22,832,534
2016	9,687,673
Total	$57,601,099
Reverse Mortgage Business
Master Repurchase Agreements
Through RMS's warehouse facilities under master repurchase agreements we finance the origination or purchase of reverse loans and repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. At June 30, 2016, the three facilities had an aggregate capacity of $425.0 million, which includes $300.0 million of capacity that could be used to repurchase HECMs and real estate owned from Ginnie Mae securitization pools. The interest rates on the facilities are primarily based on LIBOR plus between 2.50% and 3.13%, and have expiration dates from September 2016 to May 2017. These facilities are secured by the underlying asset and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from proceeds received on the securitization of the underlying reverse loans, claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan origination volume and repurchases; however, there can be no assurance that these facilities will be available to us in the future. At June 30, 2016, $250.0 million of the aggregate capacity has been provided on an uncommitted basis, and as such, to the extent these funds are requested to purchase or originate reverse loans or repurchase HECMs and real estate owned from Ginnie Mae securitization pools, the counterparties have no obligation to fulfill such request. At June 30, 2016, we had $69.0 million of borrowings utilizing uncommitted funds. All obligations of RMS under the master repurchase agreements are guaranteed by the Parent Company. We had $237.8 million of aggregated borrowings under these master repurchase agreements at June 30, 2016, which included borrowings of $188.8 million related to repurchases of HECMs and real estate owned.

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
For the quarter ended March 31, 2016, one of RMS’s master repurchase agreements was amended to allow for a lower adjusted EBITDA (as determined pursuant to this agreement) for each of the first quarter and second quarter of 2016 under such agreement’s profitability covenant. Without this amendment, RMS would have been required to have a higher adjusted EBITDA as defined in the agreement for the quarter ended June 30, 2016 under this covenant and, therefore, would not have been in compliance with such covenant for the current quarter. In August 2016, an additional amendment was executed to allow for a lower adjusted EBITDA for each of the third quarter and fourth quarter of 2016 under such agreement's profitability covenant.
As a result of RMS obtaining this amendment, RMS was in compliance with all financial covenants relating to master repurchase agreements at June 30, 2016.
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At June 30, 2016, we had $10.0 billion in unpaid principal balance outstanding on the HMBS related obligations. At June 30, 2016, $10.0 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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
Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of the period	$289,980	$149,659	$233,594	$114,727
Repurchases and other additions (1)	143,359	71,264	270,339	127,862
Liquidations	(116,784)	(47,041)	(187,378)	(68,707)
Balance at end of the period	$316,555	$173,882	$316,555	$173,882
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.

Our repurchases of reverse loans and real estate owned have increased significantly during the three and six months ended June 30, 2016 as compared to the same periods of 2015. We expect a continued increase to repurchase requirements due to the increased flow of HECMs and real estate owned that have moved through the buyout process as a result of these assets reaching 98% of their maximum claim amount.
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
As servicer of reverse loans, we are also obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $1.3 billion at June 30, 2016, which includes $1.1 billion in capacity that was available to be drawn by borrowers at June 30, 2016 and $190.2 million in capacity that will become eligible to be drawn by borrowers throughout the period ending July 1, 2017 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Servicing Rights Related Liabilities
Excess Servicing Spread Liabilities
In July 2014, we completed an excess servicing spread transaction with WCO whereby we sold 70% of the excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $25.2 billion, to WCO for a sales price of $75.4 million. In November 2015, we completed an additional excess servicing spread transaction with WCO whereby we sold 100% of excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $7.5 billion, to WCO for a sales price of $46.8 million. We recognized the proceeds from the sales of the excess servicing spreads as financing arrangements. We elected to record the excess servicing spread liabilities at fair value similar to the related servicing rights. At June 30, 2016, the carrying value of our excess servicing spread liabilities was $84.6 million, the repayment of which is based on future servicing fees received from the residential loans underlying the servicing rights.
Servicing Rights Financing
In November 2015, we completed the sale of servicing rights, with an unpaid principal balance of $1.8 billion, to WCO for a sales price of $17.8 million. Further, in May 2016, we sold additional servicing rights with an unpaid principal balance of $4.1 billion to WCO for a sales price of $27.9 million. We recognized the proceeds from the sale of the servicing rights as a financing arrangement. We elected to record the servicing rights financing at fair value similar to the related servicing rights. The repayment of such financing is based on future servicing fees received from the residential loans underlying the servicing rights. At June 30, 2016, the carrying value of our servicing rights financing was $36.2 million. We have a receivable due from WCO for these sales of $4.6 million at June 30, 2016.
Corporate Debt
Term Loans and Revolver
We have a $1.5 billion 2013 Term Loan and a $100.0 million 2013 Revolver. Our obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, such as the assets of the consolidated Residual and Non-Residual Trusts and consolidated financing entities, as well as the residential loans and real estate owned of the Ginnie Mae securitization pools that have been recorded on our consolidated balance sheets.

The material terms of our 2013 Secured Credit Facilities are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.5 billion 2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
$100.0 million 2013 Revolver	LIBOR plus 4.50% (1)	Bullet payment at maturity	December 19, 2018
__________

(1)
As a result of an amendment to the 2013 Credit Agreement discussed below, the interest rate on any drawn amounts under the 2013 Revolver increased from LIBOR plus 3.75% to LIBOR plus 4.50% through January 1, 2017.

An amount of up to $25.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. There have been no borrowings under the 2013 Revolver. At June 30, 2016, we had $0.3 million outstanding in an issued LOC with remaining availability under the 2013 Revolver of $99.7 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year. During the six months ended June 30, 2016, we repurchased $7.2 million in principal balance of the 2013 Term Loan for $6.3 million resulting in a gain on extinguishment of $0.9 million. The balance outstanding on the 2013 Term Loan was $1.4 billion at June 30, 2016.
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
Our ability to draw upon the 2013 Revolver is contingent upon our satisfaction of certain financial and other covenants, and the permitted use of the 2013 Revolver is limited to our and our subsidiaries' liquidity needs (but excluding voluntary prepayments, redemptions or repurchases of other indebtedness). On August 5, 2016, we entered into an amendment to the 2013 Credit Agreement, which among other things, permanently reduced the aggregate commitments under the 2013 Revolver from $125.0 million to $100.0 million, increased the interest rate on any drawn amounts under the 2013 Revolver to LIBOR plus 4.50% through January 1, 2017, and increased the required Total Leverage Ratio for the second and third quarters of 2016. After giving effect to the amendment, we were in compliance with the increased Total Leverage Ratio and we were in compliance with all other covenants contained in our 2013 Credit Agreement as of June 30, 2016. At any time at which the aggregate amount of revolving loans and outstanding letters of credit issued under the 2013 Revolver exceeds $20.0 million, we are required to comply with certain interest coverage ratios and total leverage ratios specified in the 2013 Credit Agreement. A failure to comply with these financial ratios would give the lenders under the 2013 Revolver the right to terminate their revolving commitments, accelerate any outstanding revolving loans and exercise other remedies, and any such acceleration by the lenders under the 2013 Revolver could result in an event of default under the 2013 Term Loan.
Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of Senior Notes, which pay interest semi-annually at an interest rate of 7.875% and mature on December 15, 2021. The balance outstanding on the Senior Notes was $538.7 million at June 30, 2016.
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
The Senior Notes Indenture contains restrictive covenants that, among other things, limits our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase our capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, and consolidate or merge with or into, or sell all or substantially all of our assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in the Senior Notes Indenture at June 30, 2016.
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
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The total unpaid principal balance of mortgage-backed debt was $1.0 billion at June 30, 2016.
At June 30, 2016, mortgage-backed debt was collateralized by $1.0 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.

Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions pursuant to which we are required to purchase the related mortgage loans from the trusts at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. At June 30, 2016, the total estimated outstanding balance of the residential loans expected to be called at the respective call dates is $417.9 million. We estimate call obligations of $100.9 million, $254.0 million and $63.0 million during the years ending December 31, 2017, 2018 and 2019, respectively. We expect to finance the capital required to exercise the mandatory clean-up call primarily through cash on hand, asset-backed financing or in partnership with a capital provider, or through any combination of the foregoing. However, there can be no assurance that we will be able to sell the loans or obtain financing when needed. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.
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
Noncompliance with those requirements for which we have not received a waiver could have a negative impact on our company, which could include suspension or termination of the selling and servicing agreements, which would prohibit future origination or securitization of mortgage loans or being an approved seller or servicer for the applicable GSE.
After taking into account the waivers for RMS discussed in Note 28 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, all of our subsidiaries were in compliance with all of their capital requirements at June 30, 2016.
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

Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	For the Six Months Ended June 30,
	2016	2015	Variance
Cash flows provided by (used in) operating activities:
Net loss adjusted for non-cash operating activities	$(5,644)	$(63,724)	$58,080
Changes in assets and liabilities	154,442	169,144	(14,702)
Net cash provided by (used in) originations activities (1)	161,247	(374,176)	535,423
Cash flows provided by (used in) operating activities	310,045	(268,756)	578,801
Cash flows provided by (used in) investing activities	197,595	(395,848)	593,443
Cash flows provided by (used in) financing activities	(397,575)	688,209	(1,085,784)
Net increase in cash and cash equivalents	$110,065	$23,605	$86,460
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sale and payments.
Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net loss adjusted for non-cash items. Cash provided by operating activities increased $578.8 million during the six months ended June 30, 2016 as compared to net cash used in operating activities for the same period of 2015. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by originations activities, resulting from a higher volume of loans sold in relation to originated loans as compared to the same period of 2015.
Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Net cash provided by investing activities increased $593.4 million during the six months ended June 30, 2016 as compared to net cash used in investing activities for the same period of 2015. Cash used for purchases and originations of reverse loans held for investment, net of payments received, decreased $626.2 million primarily as a result of a lower funded volume and higher principal repayments and payments received for loans conveyed to HUD. Cash paid for business acquisitions and purchases of servicing rights decreased $181.7 million. These increases described above were partially offset by the cash received in 2015 of $189.5 million in proceeds from the sale of our residual interests.
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Net cash used in financing activities changed by $1.1 billion during the six months ended June 30, 2016 as compared to net cash provided by financing activities for the same period of 2015. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, decreased $665.6 million primarily as a result of a lower volume of loan securitizations and an increase in the repurchase of certain HECMs and real estate owned from securitization pools. Net cash borrowings from warehouse borrowings used to fund purchases and originations of mortgage loans and reverse loans decreased $387.6 million primarily as a result of a lower funded volume, partially offset by an increase in Ginnie Mae buyouts. Payments on servicing advance liabilities, net of related issuances, increased $107.6 million during the six months ended June 30, 2016 as compared to the same period of 2015, due to a net increase in collections on servicing advances from bulk filing process with certain investors.

Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, the Company bears any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 3 and 13 in the Notes to Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information. At June 30, 2016, we held $8.2 million in repurchased loans.
We are also subject to credit risk associated with mortgage loans that we purchase and originate during the period of time prior to the sale of these loans. We consider the credit risk associated with these loans to be insignificant as we hold the loans for a short period of time, typically less than 20 days, and the market for these loans continues to be highly liquid.
Counterparty Credit Risk
We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements, including our mortgage loan sales and MBS purchase commitments. We attempt to minimize this risk through monitoring procedures, including monitoring of our counterparties’ credit ratings, review of our counterparties' financial statements, and establishment of collateral requirements. Counterparty credit risk, as well as our own credit risk, is taken into account when determining fair value, although its impact is diminished by daily cash margin posting on the majority of our mortgage loan sales and MBS purchase commitments and other collateral requirements.
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
We held real estate owned, net of $77.6 million, $11.8 million and $1.7 million in the Reverse Mortgage and Servicing segments and the Other non-reportable segment, respectively, at June 30, 2016. We held real estate owned, net of $66.4 million, $10.4 million and $0.6 million in the Reverse Mortgage and Servicing segments and the Other non-reportable segment, respectively, at December 31, 2015.
A non-performing reverse loan for which the maximum claim amount has not been met is generally foreclosed upon on behalf of Ginnie Mae with the real estate owned remaining in the securitization pool until liquidation. Although performing and non-performing loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. In addition, in certain circumstances, we may be subject to real estate price risk to the extent we are unable to liquidate real estate owned within the FHA program guidelines. We attempt to mitigate this risk by monitoring the aging of real estate owned and managing our marketing and sales program based on this aging. The growth in the real estate owned portfolio held by the Reverse Mortgage segment was due to the increased flow of HECMs that move through the foreclosure process.

Ratings
We receive various credit and servicer ratings as set forth below. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Rating agency ratings are not a recommendation to buy, sell or hold any security.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation and are considered by lenders in connection with the setting of interest rates and terms for a company's borrowings. Our ability to obtain adequate and cost effective financing depends, in part, on our credit ratings. A downgrade in our credit ratings could negatively affect our cost of, and ability to access, capital. The following table summarizes our credit ratings and outlook as of the date of this report.

	Moody's	S&P
Corporate / CCR	B3	B
Senior Secured Debt	B3	B+
Senior Unsecured Debt	Caa1	CCC+
Outlook	Stable	Negative
Date of Last Action	March 2016	July 2016
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
Following an internal review of our servicer ratings in 2015, including the servicer rating requirements contained in our contracts, we decided to no longer solicit servicer ratings from Fitch. On April 29, 2016, Fitch issued a press release stating it has withdrawn all, and will no longer provide, servicer ratings and outlooks for Ditech Financial.

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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheet. Refer to Notes 3 and 13 in the Notes to Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO which has provided financing to us since 2014 through the sale of excess servicing spreads and servicing rights. The repayment of the excess servicing spread liabilities and servicing rights financing is based on future servicing fees received from the residential loans underlying the servicing rights. In addition, we perform sub-servicing for WCO. Refer to Notes 6 and 15 in the Notes to Consolidated Financial Statements for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Included in Note 4 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 are descriptions of our variable interests in VIEs that we do not consolidate, as we have determined that we are not the primary beneficiary of such VIEs.
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

During the first six months of 2016, operating results for our Servicing reporting unit were below expectations, primarily driven by delays in transitioning the business model as described below, as well as external pressures that the sector continues to experience, including regulatory scrutiny and market volatility due to the declining interest rate environment. During this same period, our ARM reporting unit has been unsuccessful in developing new business opportunities. Additionally, our share price has continued to experience downward pressures during 2016. As a result, we reassessed our market capitalization and the potential impact that the decline in market capitalization could have on the carrying value of goodwill. Management concluded that the aforementioned circumstances indicated that it was more likely than not that the fair value of these reporting units may be below their respective carrying amounts and accordingly, that Step 1 testing should be completed for both the Servicing and ARM reporting units. The Step 1 test indicated that both the Servicing and ARM reporting units had carrying values that exceeded the respective estimated fair values and therefore, the second step of the impairment evaluation for these reporting units was required to be completed to measure the amount of impairment to be recorded, if any. Based on the Step 2 analysis, the carrying amount of the Servicing reporting unit’s goodwill exceeded its implied fair value by $194.1 million, for which a goodwill impairment charge was recorded in the second quarter of 2016. This impairment was primarily the result of an increased company-specific risk premium added to the discount rate that was applied to lower re-forecasted cash flows. The decline in cash flows was driven by continued challenges associated with certain company-specific matters, including delays in transitioning the Servicing business to a more fee-for-service and capital-light business model, and other market developments that have also contributed to the decline in the Company's stock price. Additionally, based on the Step 2 analysis, the carrying amount of the ARM reporting unit’s goodwill exceeded its implied fair value by $21.3 million, for which a goodwill impairment charge was recorded in the second quarter of 2016. This impairment was primarily the result of the inability of this reporting unit to develop new business opportunities. At June 30, 2016, the Servicing, Originations, ARM and Insurance reporting units had goodwill of $91.0 million, $47.7 million, $13.1 million and $4.4 million, respectively.
We are likely to continue to be impacted in the near term by overall market performance within the sector, a continued level of regulatory scrutiny and other company-specific matters. As a result, we have and will continue to regularly monitor, among other things, our market capitalization, overall economic and sector conditions and other events or circumstances, including the ability to execute on our strategic objectives. Unanticipated outcomes in these areas may result in an impairment of goodwill in the future.

Glossary of Terms
This Glossary of Terms includes acronyms and defined terms that are used throughout this Quarterly Report on Form 10-Q.

2011 Plan	2011 Omnibus Incentive Plan established by the Company on May 10, 2011, as amended and restated

2013 Credit Agreement
Credit Agreement entered into on December 19, 2013 among the Company, Credit Suisse AG, as administrative agent and collateral agent, the lenders from time to time party thereto and other parties thereto, as amended

2013 Revolver	Senior secured revolving credit facility entered into on December 19, 2013, as amended

2013 Term Loan	$1.5 billion senior secured first lien term loan entered into on December 19, 2013, as amended

2013 Secured Credit Facilities	2013 Term Loan and 2013 Revolver, collectively

Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure; refer to Non-GAAP Financial Measures section under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of this metric

Adjusted Earnings (Loss)
Adjusted earnings or loss before taxes, a non-GAAP financial measure; refer to Non-GAAP Financial Measures section under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of this metric

ARM	Asset Receivables Management, a reporting unit of the Company

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

CCR	Corporate credit rating

CFPA	Consumer Financial Protection Act of 2010

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

CID	Civil investigative demand

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 1 of this Form 10-Q

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes sold in a registered underwritten public offering on October 23, 2012

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

GSE	Government-sponsored entity

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HELOC	Home equity line of credit

HLTV	High loan to value

HMBS	Home Equity Conversion Mortgage-Backed Securities

HUD	U.S. Department of Housing and Urban Development

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

MAP Rule	Mortgage Acts and Practices Advertising Rule

Marix	Marix Servicing LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

Moody's	Moody's Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NRM	New Residential Mortgage LLC, a wholly owned subsidiary of New Residential Investment Corp., a Delaware Corporation

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

RCS	Residential Credit Solutions, Inc., a Delaware corporation

REIT	Real estate investment trust

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

RSU	Restricted stock unit

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated as of December 17, 2013 among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

TBAs	To-be-announced securities

TCPA	Telephone Consumer Protection Act

TILA	Truth in Lending Act

Total Leverage Ratio	Total Leverage Ratio as defined under the 2013 Credit Agreement

U.S.	United States of America

VA	United States Department of Veteran Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.
Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015 and amended and restated on March 31, 2016

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We seek to manage the risks inherent in our business — including, but not limited to, credit risk, liquidity risk, real estate market risk, and interest rate risk — in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. For information regarding our credit risk, real estate market risk and liquidity risk, refer to the Credit Risk, Real Estate Market Risk and Liquidity and Capital Resources sections above in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following tables summarize the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	June 30, 2016
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(235,475)	$(130,484)	$143,351	$269,675
Servicing rights related liabilities	13,904	7,927	(9,168)	(17,200)
Net change in fair value - Servicing segment	$(221,571)	$(122,557)	$134,183	$252,475

Originations segment
Residential loans held for sale	$12,362	$7,561	$(11,063)	$(24,868)
Freestanding derivatives (1)	(21,358)	(11,187)	12,870	26,765
Net change in fair value - Originations segment	$(8,996)	$(3,626)	$1,807	$1,897

Reverse Mortgage segment
Reverse loans	$126,073	$62,964	$(61,941)	$(122,867)
HMBS related obligations	(102,936)	(51,612)	51,010	101,414
Net change in fair value - Reverse Mortgage segment	$23,137	$11,352	$(10,931)	$(21,453)

	December 31, 2015
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(227,315)	$(99,025)	$78,064	$145,147
Servicing rights related liabilities	8,408	4,005	(3,662)	(7,011)
Net change in fair value - Servicing segment	$(218,907)	$(95,020)	$74,402	$138,136

Originations segment
Residential loans held for sale	$29,695	$15,759	$(17,443)	$(36,162)
Freestanding derivatives (1)	(35,817)	(18,457)	18,404	37,024
Net change in fair value - Originations segment	$(6,122)	$(2,698)	$961	$862

Reverse Mortgage segment
Reverse loans	$128,204	$64,074	$(63,184)	$(125,508)
HMBS related obligations	(108,500)	(54,385)	53,808	107,053
Net change in fair value - Reverse Mortgage segment	$19,704	$9,689	$(9,376)	$(18,455)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used June 30, 2016 and December 31, 2015 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. The Company does not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights. The Company may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The servicing rights sensitivity to interest rate changes increased at June 30, 2016 from December 31, 2015 due primarily to a lower interest rate environment.

Servicing Rights Related Liabilities
Servicing rights related liabilities consist of excess servicing spread liabilities and servicing rights financing. Servicing rights related liabilities are generally subject to fair value losses when interest rates rise. Increasing interest rates typically slow down refinancing activity. Decreased refinancing activity increases the life of the loans underlying the servicing rights related liabilities, thereby increasing the fair value of the servicing rights related liabilities. As the fair value of the servicing rights related liabilities are related to the future economic performance of certain servicing rights, any adverse changes in those servicing rights would inherently benefit the fair value of the servicing rights related liabilities by decreasing our obligation, while any beneficial changes in the assumptions used to value servicing rights would negatively impact the fair value of the servicing rights related liabilities by increasing our obligation.
Residential Loans Held for Sale and Related Freestanding Derivatives
We are subject to interest rate and price risk on mortgage loans held for sale during the short time from the loan funding date until the date the loan is sold into the secondary market. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant or to purchase loans from a third-party originator, collectively referred to as IRLC, whereby the interest rate of the loan is set prior to funding or purchase. IRLCs, which are considered freestanding derivatives, are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Loan commitments generally range from 35 to 50 days from lock to funding of the mortgage loan and our holding period from funding to sale is typically less than 20 days.
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
Other Financial Instruments
For quantitative and qualitative disclosures about interest rate risk on other financial instruments, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016. These risks have not changed materially since December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the Company's Interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is, and expects that, from time to time, it will continue to become, involved in litigation, arbitration, examinations, inquiries, investigations and claims. These include pending examinations, inquiries and investigations by governmental and regulatory agencies, including but not limited to the SEC, state attorneys general and other state regulators, Offices of the United States Trustees and the CFPB, into whether certain of the Company's residential loan servicing and originations practices, bankruptcy practices and other aspects of its business comply with applicable laws and regulatory requirements.
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
On August 28, 2015, RMS received a CID from the CFPB to produce certain documents and answer questions relating to RMS’s marketing and provision of reverse mortgage products and services. RMS has been cooperating with the CFPB by responding to the CID. The CFPB investigation staff have advised RMS that they are considering seeking authority from the Director of the CFPB to institute an enforcement action against RMS in relation to potential violations by RMS of the MAP Rule and the CFPA. RMS has provided a response to the CFPB denying these allegations. The Company is unable to predict whether an enforcement action will be instituted by the CFPB, the ultimate outcome of this investigation or the amount of loss, if any, that would result from an adverse resolution of this matter.
RMS has received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development requiring RMS to produce documents and other materials relating to, among other things, the origination, underwriting and appraisal of reverse mortgages for the time period since January 1, 2005. RMS has also received a letter from the New York Department of Financial Services requesting information on the company's reverse mortgage servicing business in New York. We are cooperating with these inquiries.
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

The Company is involved in litigation, including putative class actions, and other legal proceedings concerning, among other things, lender-placed insurance, private mortgage insurance, bankruptcy practices, employment practices, the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the TCPA, the Fair Credit Reporting Act, TILA, RESPA, EFTA, the ECOA, and other federal and state laws and statutes. For example, in Sanford Buckles v. Green Tree Servicing LLC and Walter Investment Management Corporation, filed on August 18, 2015 in the U.S. District Court for the District of Nevada, the Parent Company and Ditech Financial are subject to a putative class action suit alleging that the Parent Company and Ditech Financial improperly recorded phone calls received from, and/or made to, Nevada residents without their prior consent in violation of Nevada state law. The plaintiff in this suit, on behalf of himself and others similarly situated, seeks punitive and statutory damages, and attorneys’ fees. Ditech Financial is also subject to several purported class action suits alleging violations of the TCPA for placing phone calls to plaintiffs’ cell phones using an automatic telephone dialing system without their prior consent.  The plaintiffs in these suits, on behalf of themselves and others similarly situated, seek statutory damages for both negligent and knowing or willful violations of the TCPA.
On June 17, 2016, the Board of Directors of the Company received a letter from a stockholder demanding that the Board of Directors of the Company assert legal claims against certain current and former directors and officers of the Company. The stockholder alleged that these directors and officers breached their fiduciary duties by failing to oversee the Company's operations and internal controls regarding its loan servicing, loan origination, reverse mortgage and financial reporting practices. The Board of Directors of the Company has appointed an evaluation committee to consider the demand letter and the matters raised therein. The Company cannot provide any assurance as to the outcome or the effect on the Company of the matter.
The outcome of all of the Company's regulatory matters and other legal proceedings is uncertain, and it is possible that adverse results in such proceedings (which could include restitution, penalties, punitive damages and injunctive relief affecting the Company's business practices) and the terms of any settlements of such proceedings could have a material adverse effect on the Company's reputation, business, prospects, results of operations, liquidity or financial condition. In addition, governmental and regulatory agency examinations, inquiries and investigations may result in the commencement of lawsuits or other proceedings against us or our personnel. Although the Company has historically been able to resolve the preponderance of its ordinary course litigations on terms it considered favorable and without a material effect, this pattern may not continue and, in any event, individual cases could have unexpected materially adverse outcomes, requiring payments or other expenses in excess of amounts already accrued. The Company cannot predict whether or how any legal proceeding will affect the Company's business relationship with actual or potential customers, the Company's creditors, rating agencies and others. In addition, cooperating in, defending and resolving these legal proceedings consume significant amounts of management time and attention and could cause the Company to incur substantial legal, consulting and other expenses and to change the Company's business practices, even in cases where there is no determination that the Company's conduct failed to meet applicable legal or regulatory requirements.
For a description of certain legal proceedings, please see Note 13 to the Notes to Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully review and consider the risks and uncertainties described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which are the risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity, results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic reports constitute forward-looking information, the risk factors set forth in such periodic reports are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Entry into a Material Definitive Agreement.
On August 5, 2016, the Company entered into an amendment to its 2013 Credit Agreement in order to (i) amend the springing financial leverage ratio covenant under the 2013 Revolver to increase the Total Leverage Ratio levels applicable to the second and third quarter of 2016, (ii) for the period during which the increased Total Leverage Ratio levels apply, (x) limit the permitted use of the 2013 Revolver to liquidity needs of the Company and its subsidiaries (but excluding voluntary prepayments, redemptions or repurchases of other indebtedness), (y) include a requirement to repay any amounts outstanding under the 2013 Revolver from excess cash amounts and (z) increase the interest rate for any drawn amounts under the 2013 Revolver by 0.75% per annum, (iii) reduce the amount of the aggregate commitments under the 2013 Revolver from $125.0 million to $100.0 million and (iv) make certain other amendments. After giving effect to the amendment, we were in compliance with the increased Total Leverage Ratio, and the borrowing capacity under the 2013 Revolver was $99.7 million.
Credit Suisse AG, certain of its affiliates and other lenders under the 2013 Credit Agreement and their affiliates have, from time to time, provided investment banking and advisory services to the Company and/or its affiliates for which they have received customary fees and commissions and such affiliates may provide these services from time to time in the future.
The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is filed as Exhibit 10.8 to this report and is incorporated herein by reference.
ITEM 6. EXHIBITS
The Index to Exhibits, which appears immediately following the signature page below, is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.

Dated: August 9, 2016	By:	/s/ George M. Awad
George M. Awad
Interim Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Dated: August 9, 2016	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

3.1
Walter Investment Management Corp. Articles of Amendment, effective June 9, 2016 (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2016).

3.2
Walter Investment Management Corp. First Amendment to Bylaws, effective June 9, 2016 (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2016).

4.1
Amendment No. 3, dated as of June 28, 2016, to the Rights Agreement, dated as of June 29, 2015, and previously amended by Amendment No. 1, dated as of November 16, 2015, and Amendment No. 2, dated as of November 22, 2015, each between Walter Investment Management Corp. and Computershare Trust Company, N.A., as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 28, 2016).

10.1
Employment Agreement, by and between Walter Investment Management Corp. and Denmar J. Dixon, entered into as of April 4, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on April 6, 2016).

10.2
Amendment No. 9 to Receivables Loan Agreement, dated as of April 22, 2016, by and among Green Tree Advance Receivables II LLC, as borrower, Ditech Financial LLC, as administrator, the financial institutions identified on the signature pages thereto, as lenders, Wells Fargo Bank, National Association, as calculation agent, account bank, verification agent and securities intermediary, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 3, 2016).

10.3	(1)
Amendment No. 1 to Master Repurchase Agreement, dated as of May 23, 2016, among Barclays Bank PLC, as agent, Sutton Funding LLC, as purchaser, Reverse Mortgage Solutions, Inc., as a seller, and RMS REO BRC, LLC, as a seller.

10.4
Separation Agreement and General Release of Claims, dated as of June 8, 2016, by and between Walter Investment Management Corp. and Denmar J. Dixon (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2016).

10.5
Letter Agreement, dated as of June 8, 2016, by and between Walter Investment Management Corp. and George M. Awad (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2016).

10.6
Walter Investment Management Corp. 2011 Omnibus Incentive Plan, Amended and Restated effective June 9, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2016).

10.7	(1)
Side Letter, dated as of July 22, 2016, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Reverse Mortgage Solutions, Inc., as seller, RMS REO CS, LLC, as REO subsidiary, RMS CS Repo Trust 2016, as transaction subsidiary, and Credit Suisse AG, as buyer.

10.8	(1)
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 5, 2016, among Walter Investment Management Corp., as borrower, the lender from time to time and parties thereto, and Credit Suisse AG, as administrative agent.

31.1	(1)	Certification by George M. Awad pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(1)	Certification by George M. Awad and Gary L. Tillett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(1)
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.