Form 10-Q
period 2016-09-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2016-11-09
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_______________________________________________________________________________________
Form 10-Q

_______________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 36,322,483 shares of common stock outstanding as of November 4, 2016.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$285,682	$202,828
Restricted cash and cash equivalents	300,268	708,099
Residential loans at amortized cost, net (includes $3,224 and $4,457 in allowance for loan losses at September 30, 2016 and December 31, 2015, respectively)	616,936	541,406
Residential loans at fair value	12,640,302	12,673,439
Receivables, net (includes $15,010 and $16,542 at fair value at September 30, 2016 and December 31, 2015, respectively)	196,939	214,398
Servicer and protective advances, net (includes $124,055 and $120,338 in allowance for uncollectible advances at September 30, 2016 and December 31, 2015, respectively)	1,274,641	1,595,911
Servicing rights, net (includes $1,195,014 and $1,682,016 at fair value at September 30, 2016 and December 31, 2015, respectively)	1,284,543	1,788,576
Goodwill	65,302	367,911
Intangible assets, net	68,075	84,038
Premises and equipment, net	94,586	106,481
Deferred tax assets, net	425,878	108,050
Other assets (includes $80,435 and $58,512 at fair value at September 30, 2016 and December 31, 2015, respectively)	255,259	200,364
Total assets	$17,508,411	$18,591,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $18,522 and $6,475 at fair value at September 30, 2016 and December 31, 2015, respectively)	$763,950	$639,980
Servicer payables	141,422	603,692
Servicing advance liabilities	1,023,770	1,229,280
Warehouse borrowings	1,362,209	1,340,388
Servicing rights related liabilities at fair value	119,267	117,000
Corporate debt	2,124,541	2,157,424
Mortgage-backed debt (includes $529,373 and $582,340 at fair value at September 30, 2016 and December 31, 2015, respectively)	970,065	1,051,679
HMBS related obligations at fair value	10,699,720	10,647,382
Total liabilities	17,204,944	17,786,825
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 36,311,037 and 35,573,405 shares at September 30, 2016 and December 31, 2015, respectively	363	355
Additional paid-in capital	597,139	591,454
Retained earnings (accumulated deficit)	(294,875)	212,054
Accumulated other comprehensive income	840	813
Total stockholders' equity	303,467	804,676
Total liabilities and stockholders' equity	$17,508,411	$18,591,501

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

	September 30, 2016	December 31, 2015
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$123,934	$59,705
Residential loans at amortized cost, net	475,693	500,563
Residential loans at fair value	538,567	526,016
Receivables	15,888	16,542
Servicer and protective advances, net	894,546	1,136,246
Other assets	29,884	12,170
Total assets	$2,078,512	$2,251,242

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$3,223	$3,435
Servicing advance liabilities	866,898	992,769
Mortgage-backed debt (includes $529,373 and $582,340 at fair value at September 30, 2016 and December 31, 2015, respectively)	970,065	1,051,679
Total liabilities	$1,840,186	$2,047,883
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Net servicing revenue and fees	$111,629	$(1,771)	$37,803	$313,031
Net gains on sales of loans	122,014	116,218	306,667	360,844
Net fair value gains on reverse loans and related HMBS obligations	18,627	52,644	61,485	90,233
Interest income on loans	11,332	12,410	35,352	62,537
Insurance revenue	10,000	8,763	31,644	34,323
Other revenues	23,728	31,129	78,623	81,715
Total revenues	297,330	219,393	551,574	942,683

EXPENSES
General and administrative	151,792	132,067	417,174	402,814
Salaries and benefits	133,199	142,088	399,519	432,473
Goodwill and intangible assets impairment	97,716	—	313,128	56,539
Interest expense	65,302	66,728	193,950	210,264
Depreciation and amortization	16,580	20,646	45,543	53,371
Other expenses, net	1,206	2,595	5,609	8,043
Total expenses	465,795	364,124	1,374,923	1,163,504

OTHER GAINS (LOSSES)
Net gains on extinguishment	13,734	—	14,662	—
Other net fair value gains (losses)	(3,302)	1,119	(6,265)	3,573
Other	(150)	12,054	(1,706)	21,013
Total other gains	10,282	13,173	6,691	24,586

Loss before income taxes	(158,183)	(131,558)	(816,658)	(196,235)
Income tax benefit	(56,357)	(54,630)	(309,729)	(50,180)
Net loss	$(101,826)	$(76,928)	$(506,929)	$(146,055)

Comprehensive loss	$(101,840)	$(76,793)	$(506,902)	$(145,804)

Net loss	$(101,826)	$(76,928)	$(506,929)	$(146,055)

Basic and diluted loss per common and common equivalent share	$(2.82)	$(2.04)	$(14.15)	$(3.87)

Weighted-average common and common equivalent shares outstanding — basic and diluted	36,144	37,802	35,828	37,760
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2016	35,573,405	$355	$591,454	$212,054	$813	$804,676
Net loss	—	—	—	(506,929)	—	(506,929)
Other comprehensive income, net of tax	—	—	—	—	27	27
Share-based compensation	—	—	7,656	—	—	7,656
Tax shortfall on share-based compensation	—	—	(1,251)	—	—	(1,251)
Share-based compensation issuances, net	737,632	8	(720)	—	—	(712)
Balance at September 30, 2016	36,311,037	$363	$597,139	$(294,875)	$840	$303,467
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(506,929)	$(146,055)

Adjustments to reconcile net loss to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(61,485)	(90,233)
Amortization of servicing rights	13,058	20,634
Change in fair value of servicing rights	600,109	353,023
Change in fair value of servicing rights related liabilities	(8,486)	107
Change in fair value of charged-off loans	(17,781)	(16,294)
Other net fair value losses	11,666	3,483
Accretion of discounts on residential loans and advances	(2,739)	(6,301)
Accretion of discounts on debt and amortization of deferred debt issuance costs	25,615	24,063
Provision for uncollectible advances	30,775	39,278
Depreciation and amortization of premises and equipment and intangible assets	45,543	53,371
Benefit for deferred income taxes	(319,140)	(28,118)
Share-based compensation	7,656	14,345
Purchases and originations of residential loans held for sale	(15,553,394)	(20,158,426)
Proceeds from sales of and payments on residential loans held for sale	15,861,355	20,165,907
Proceeds from sale of trading security	—	70,390
Net gains on sales of loans	(306,667)	(360,844)
Gain on sale of trading security	—	(10,296)
Gain on sale of investments	—	(8,959)
Goodwill and intangible assets impairment	313,128	56,539
Other	(5,940)	246

Changes in assets and liabilities
Decrease (increase) in receivables	11,335	(36,651)
Decrease in servicer and protective advances	299,211	213,520
Decrease (increase) in other assets	(82,724)	9,396
Increase (decrease) in payables and accrued liabilities	893	(53,491)
Increase in servicer payables, net of change in restricted cash	20,113	5,880
Cash flows provided by operating activities	375,172	114,514

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Investing activities
Purchases and originations of reverse loans held for investment	(653,471)	(1,259,927)
Principal payments received on reverse loans held for investment	770,636	618,446
Principal payments received on mortgage loans held for investment	69,238	93,062
Payments received on charged-off loans held for investment	17,827	19,859
Payments received on receivables related to Non-Residual Trusts	6,230	5,547
Proceeds from sales of real estate owned, net	81,591	56,948
Purchases of premises and equipment	(29,128)	(16,706)
Decrease in restricted cash and cash equivalents	9,778	7,039
Payments for acquisitions of businesses, net of cash acquired	(1,947)	(4,737)
Acquisitions of servicing rights, net	(7,701)	(233,744)
Proceeds from sales of servicing rights, net	35,541	778
Proceeds from sale of residual interests in Residual Trusts	—	189,513
Proceeds from sale of investment	—	14,376
Other	(3,665)	7,950
Cash flows provided by (used in) investing activities	294,929	(501,596)

Financing activities
Payments on corporate debt	(480)	(62,544)
Extinguishments and settlement of debt	(31,037)	—
Proceeds from securitizations of reverse loans	684,711	1,382,359
Payments on HMBS related obligations	(958,720)	(739,447)
Issuances of servicing advance liabilities	1,526,733	712,307
Payments on servicing advance liabilities	(1,734,252)	(869,110)
Net change in warehouse borrowings related to mortgage loans	(147,389)	142,481
Net change in warehouse borrowings related to reverse loans	169,210	(94,000)
Proceeds from sales of servicing rights	29,742	—
Payments on servicing rights related liabilities	(16,013)	(6,849)
Payments on mortgage-backed debt	(80,335)	(109,808)
Other debt issuance costs paid	(9,260)	(6,926)
Other	(20,157)	(12,955)
Cash flows provided by (used in) financing activities	(587,247)	335,508

Net increase (decrease) in cash and cash equivalents	82,854	(51,574)
Cash and cash equivalents at beginning of the period	202,828	320,175
Cash and cash equivalents at end of the period	$285,682	$268,601

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$190,381	$207,495
Cash paid (received) for taxes	(28,155)	469
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
The Company operates through three reportable segments: Servicing, Originations, and Reverse Mortgage. Refer to Note 14 for additional information.
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
Interim Financial Reporting
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Income Taxes
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

The increase in deferred tax assets as of September 30, 2016 as compared to December 31, 2015 is predominantly attributable to the fair value adjustments related to servicing rights that are not tax deductible, combined with the current year impairment of tax deductible goodwill as well as the current year net operating loss. This increase is offset in part by tax amortization of mortgage servicing rights.
Recent Accounting Guidance
In May 2014, the FASB issued new revenue recognition guidance that supersedes most industry-specific guidance but does exclude insurance contracts and financial instruments. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. In April 2015, the FASB voted for a one-year deferral of the effective date, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Subsequent to the initial issuance, the FASB has continued to issue updates to this guidance to provide additional clarification and implementation instructions to issuers regarding (i) principal versus agent considerations, (ii) identifying performance obligations, (iii) licensing, and (iv) narrow-scope improvements and practical expedients relating to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company has reviewed the scope of the guidance and monitored the determinations of the FASB Transition Resource Group and concluded that a number of the Company's most significant revenue streams are not within the scope of the standard and therefore will remain unchanged. However, the Company continues to evaluate certain select revenue streams for the effect that this guidance will have on its consolidated financial statements. The Company has not yet selected a transition method.
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
In August 2016, the FASB issued an accounting standards update that amends the guidance on the classification of certain cash receipts and cash payments presented within the statement of cash flows to reduce the existing diversity in practice. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.
In October 2016, the FASB issued an accounting standards update that amends the guidance on the classification of income taxes related to the intra-entity transfer of assets other than inventory. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.
In October 2016, the FASB issued an accounting standards update that amends the guidance on consolidation for interests held through related parties that are under common control. The update amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.
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

During the nine months ended September 30, 2016, the Reverse Mortgage VIEs were funded with HECMs and real estate owned that were repurchased from Ginnie Mae securitization pools utilizing warehouse facilities. These assets collateralize certain master repurchase agreements, which are not included in the Reverse Mortgage VIEs. Refer to Note 10 for additional information.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	September 30, 2016
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing VIEs	Reverse Mortgage VIEs	Total
Assets
Restricted cash and cash equivalents	$13,419	$10,993	$99,522	$—	$123,934
Residential loans at amortized cost, net	475,693	—	—	—	475,693
Residential loans at fair value	—	463,620	—	74,947	538,567
Receivables	—	15,010	—	878	15,888
Servicer and protective advances, net	—	—	894,546	—	894,546
Other assets	9,505	1,370	2,606	16,403	29,884
Total assets	$498,617	$490,993	$996,674	$92,228	$2,078,512

Liabilities
Payables and accrued liabilities	$2,173	$—	$1,050	$—	$3,223
Servicing advance liabilities	—	—	866,898	—	866,898
Mortgage-backed debt	440,692	529,373	—	—	970,065
Total liabilities	$442,865	$529,373	$867,948	$—	$1,840,186

	December 31, 2015
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing VIEs	Total
Assets
Restricted cash and cash equivalents	$13,369	$11,388	$34,948	$59,705
Residential loans at amortized cost, net	500,563	—	—	500,563
Residential loans at fair value	—	526,016	—	526,016
Receivables, net	—	16,542	—	16,542
Servicer and protective advances, net	—	—	1,136,246	1,136,246
Other assets	9,357	558	2,255	12,170
Total assets	$523,289	$554,504	$1,173,449	$2,251,242

Liabilities
Payables and accrued liabilities	$2,084	$—	$1,351	$3,435
Servicing advance liabilities	—	—	992,769	992,769
Mortgage-backed debt	469,339	582,340	—	1,051,679
Total liabilities	$471,423	$582,340	$994,120	$2,047,883
Unconsolidated Variable Interest Entities
Included in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are descriptions of the Company’s variable interests in VIEs relating to servicing arrangements with an LOC reimbursement obligation and other servicing arrangements that it does not consolidate as it has determined that it is not the primary beneficiary of such VIEs. Additionally, refer to Note 17 for information on the Company's transactions with WCO.

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
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to a breach of contractual representations and warranties. Refer to Note 15 for additional information.
The following table presents the carrying amounts of the Company’s assets that relate to its continuing involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets			Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Total
September 30, 2016	$418,070	$20,656	$438,726	$52,872,042
December 31, 2015	509,785	25,078	534,863	46,983,388
At September 30, 2016 and December 31, 2015, 1.0% and 0.5%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
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
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Cash proceeds received from sales, net of fees	$5,643,244	$7,456,037	$15,933,300	$20,125,035
Servicing fees collected (1)	35,125	31,040	106,304	79,804
Repurchases of previously sold loans	7,974	4,355	24,292	12,734
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continuing involvement.
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
At September 30, 2016, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $10.0 billion and $10.6 billion, respectively.
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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. During the three and nine months ended September 30, 2016, the Company transferred $212.6 million in servicing rights carried at fair value from Level 3 to Level 2 as there was direct observable input in a non-active market available to measure these assets. There were no other transfers between levels during the three and nine months ended September 30, 2015.

Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There were an insignificant amount of assets and liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	September 30, 2016	December 31, 2015
Level 2
Assets
Mortgage loans held for sale	$1,182,352	$1,334,300
Servicing rights carried at fair value	212,630	—
Freestanding derivative instruments	2,014	6,993
Level 2 assets	$1,396,996	$1,341,293
Liabilities
Freestanding derivative instruments	$18,007	$5,405
Level 2 liabilities	$18,007	$5,405

Level 3
Assets
Reverse loans	$10,945,069	$10,763,816
Mortgage loans related to Non-Residual Trusts	463,620	526,016
Charged-off loans	49,261	49,307
Receivables related to Non-Residual Trusts	15,010	16,542
Servicing rights carried at fair value	982,384	1,682,016
Freestanding derivative instruments (IRLCs)	78,421	51,519
Level 3 assets	$12,533,765	$13,089,216
Liabilities
Freestanding derivative instruments (IRLCs)	$515	$1,070
Servicing rights related liabilities	119,267	117,000
Mortgage-backed debt related to Non-Residual Trusts	529,373	582,340
HMBS related obligations	10,699,720	10,647,382
Level 3 liabilities	$11,348,875	$11,347,792

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended September 30, 2016
	Fair Value July 1, 2016	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Transfers Out of Level 3	Fair Value September 30, 2016
Assets
Reverse loans	$10,910,237	$96,139	$157,138	$—	$111,645	$(330,090)	$—	$10,945,069
Mortgage loans related to Non-Residual Trusts	488,179	(1,025)	—	—	—	(23,534)	—	463,620
Charged-off loans (1)	51,062	8,880	—	—	—	(10,681)	—	49,261
Receivables related to Non-Residual Trusts	12,681	4,547	—	—	—	(2,218)	—	15,010
Servicing rights carried at fair value (2)	1,255,351	(86,036)	(11,421)	(12,792)	49,912	—	(212,630)	982,384
Freestanding derivative instruments (IRLCs)	75,477	3,070	—	—	—	(126)	—	78,421
Total assets	$12,792,987	$25,575	$145,717	$(12,792)	$161,557	$(366,649)	$(212,630)	$12,533,765

Liabilities
Freestanding derivative instruments (IRLCs)	$(163)	$(352)	$—	$—	$—	$—	$—	$(515)
Servicing rights related liabilities (3)	(120,825)	(9,885)	—	—	—	11,443	—	(119,267)
Mortgage-backed debt related to Non-Residual Trusts	(548,067)	(6,182)	—	—	—	24,876	—	(529,373)
HMBS related obligations	(10,717,148)	(77,512)	—	—	(274,604)	369,544	—	(10,699,720)
Total liabilities	$(11,386,203)	$(93,931)	$—	$—	$(274,604)	$405,863	$—	$(11,348,875)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $3.5 million during the three months ended September 30, 2016.

(2)	During the three months ended September 30, 2016, the Company sold mortgage servicing rights with a fair value of $12.8 million and recognized a total net loss on sale of $0.1 million.

(3)
Included in losses on servicing rights related liabilities are losses from instrument-specific credit risk, which primarily result from changes in assumptions related to discount rates, conditional prepayment rates and conditional default rates, of $4.2 million during the three months ended September 30, 2016.

	For the Nine Months Ended September 30, 2016
	Fair Value January 1, 2016	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Transfers Out of Level 3	Fair Value September 30, 2016
Assets
Reverse loans	$10,763,816	$392,348	$296,093	$—	$357,603	$(864,791)	$—	$10,945,069
Mortgage loans related to Non-Residual Trusts	526,016	10,556	—	—	—	(72,952)	—	463,620
Charged-off loans (1)	49,307	32,924	—	—	—	(32,970)	—	49,261
Receivables related to Non-Residual Trusts	16,542	4,698	—	—	—	(6,230)	—	15,010
Servicing rights carried at fair value (2)	1,682,016	(600,109)	5,685	(41,027)	148,449	—	(212,630)	982,384
Freestanding derivative instruments (IRLCs)	51,519	27,476	—	—	—	(574)	—	78,421
Total assets	$13,089,216	$(132,107)	$301,778	$(41,027)	$506,052	$(977,517)	$(212,630)	$12,533,765

Liabilities
Freestanding derivative instruments (IRLCs)	$(1,070)	$555	$—	$—	$—	$—	$—	$(515)
Servicing rights related liabilities(3)	(117,000)	(4,688)	—	—	(27,886)	30,307	—	(119,267)
Mortgage-backed debt related to Non-Residual Trusts	(582,340)	(21,101)	—	—	—	74,068	—	(529,373)
HMBS related obligations	(10,647,382)	(330,863)	—	—	(684,711)	963,236	—	(10,699,720)
Total liabilities	$(11,347,792)	$(356,097)	$—	$—	$(712,597)	$1,067,611	$—	$(11,348,875)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $17.8 million during the nine months ended September 30, 2016.

(2)	During the nine months ended September 30, 2016, the Company sold mortgage servicing rights with a fair value of $41.0 million and recognized a total net loss on sale of $0.7 million.

(3)
Included in losses on servicing rights related liabilities are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to discount rates, conditional prepayment rates and conditional default rates, of $9.7 million during the nine months ended September 30, 2016.

	For the Three Months Ended September 30, 2015
	Fair Value July 1, 2015	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Fair Value September 30, 2015
Assets
Reverse loans	$10,736,098	$52,625	$178,021	$—	$158,971	$(254,218)	$10,871,497
Mortgage loans related to Non-Residual Trusts	553,410	9,793	—	—	—	(25,013)	538,190
Charged-off loans (1)	53,624	12,745	—	—	—	(12,717)	53,652
Receivables related to Non-Residual Trusts	20,800	207	—	—	—	(1,694)	19,313
Servicing rights carried at fair value	1,797,721	(224,929)	42,551	(60,094)	84,375	—	1,639,624
Freestanding derivative instruments (IRLCs)	50,750	15,638	—	—	—	(94)	66,294
Total assets	$13,212,403	$(133,921)	$220,572	$(60,094)	$243,346	$(293,736)	$13,188,570

Liabilities
Freestanding derivative instruments (IRLCs)	$(4,791)	$4,634	$—	$—	$—	$—	$(157)
Servicing rights related liabilities	(64,556)	450	—	—	—	4,537	(59,569)
Mortgage-backed debt related to Non-Residual Trusts	(616,794)	(8,668)	—	—	—	26,073	(599,389)
HMBS related obligations	(10,588,671)	19	—	—	(431,126)	274,748	(10,745,030)
Total liabilities	$(11,274,812)	$(3,565)	$—	$—	$(431,126)	$305,358	$(11,404,145)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $7.6 million during the three months ended September 30, 2015.

	For the Nine Months Ended September 30, 2015
	Fair Value January 1, 2015	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Fair Value September 30, 2015
Assets
Reverse loans (1)	$10,064,365	$244,712	$687,880	$(16,592)	$572,306	$(681,174)	$10,871,497
Mortgage loans related to Non-Residual Trusts	586,433	29,957	—	—	—	(78,200)	538,190
Charged-off loans (2)	57,217	34,436	—	—	—	(38,001)	53,652
Receivables related to Non-Residual Trusts	25,201	(341)	—	—	—	(5,547)	19,313
Servicing rights carried at fair value	1,599,541	(353,023)	209,713	(60,094)	243,487	—	1,639,624
Freestanding derivative instruments (IRLCs)	60,400	6,308	—	—	—	(414)	66,294
Total assets	$12,393,157	$(37,951)	$897,593	$(76,686)	$815,793	$(803,336)	$13,188,570

Liabilities
Freestanding derivative instruments (IRLCs)	$(263)	$106	$—	$—	$—	$—	$(157)
Servicing rights related liabilities	(66,311)	(7,062)	—	—	—	13,804	(59,569)
Mortgage-backed debt related to Non-Residual Trusts	(653,167)	(25,498)	—	—	—	79,276	(599,389)
HMBS related obligations	(9,951,895)	(154,577)	—	—	(1,382,359)	743,801	(10,745,030)
Total liabilities	$(10,671,636)	$(187,031)	$—	$—	$(1,382,359)	$836,881	$(11,404,145)
__________

(1)	During the nine months ended September 30, 2015, the Company sold $16.6 million in reverse loans and recognized $0.1 million in net losses on sales of loans.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $16.3 million during the nine months ended September 30, 2015.

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
Servicing rights carried at fair value — The Company accounts for servicing rights associated with the risk-managed loan class at fair value. The Company primarily uses a discounted cash flow model to estimate the fair value of these assets, unless there is an agreed upon sales price for a specific portfolio on or prior to the applicable reporting date relating to such reporting period, in which case the assets are valued at the price that the trade will be executed. The assumptions used in the discounted cash flow model vary based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion of the underlying loan portfolio. The Company classifies servicing rights that are valued at the agreed upon sales price within Level 2 of the fair value hierarchy, and the servicing rights that are valued using a discounted cash flow model are classified within Level 3 of the fair value hierarchy.

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

		September 30, 2016		December 31, 2015
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years (4)	0.8 - 11.2	4.0	1.1 - 10.0	4.1
	Conditional repayment rate	9.82% - 71.03%	26.38%	13.53% - 52.94%	25.59%
	Discount rate	1.66% - 3.00%	2.29%	2.08% - 3.56%	2.84%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	2.08% - 2.93%	2.51%	2.67% - 4.66%	3.52%
	Conditional default rate	0.93% - 4.14%	2.41%	1.47% - 2.74%	2.05%
	Loss severity	73.67% - 100.00%	95.76%	73.07% - 95.88%	88.72%
	Discount rate	8.00%	8.00%	8.00%	8.00%
Charged-off loans	Collection rate	2.52% - 3.27%	2.56%	2.15% - 3.54%	2.23%
	Discount rate	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	2.31% - 3.46%	2.89%	1.93% - 3.62%	2.90%
	Conditional default rate	2.08% - 4.38%	2.91%	1.66% - 2.98%	2.30%
	Loss severity	71.39% - 100.00%	92.80%	70.33% - 93.46%	85.63%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years (4)	2.4 - 6.8	5.2	5.2 - 9.0	6.3
	Discount rate	11.00% - 14.79%	11.67%	10.00% - 14.34%	10.88%
	Conditional prepayment rate	8.08% - 21.08%	13.07%	6.07% - 13.15%	9.94%
	Conditional default rate	0.02% - 3.33%	1.03%	0.05% - 2.49%	1.06%
Interest rate lock commitments	Loan funding probability	14.96% - 100.00%	74.98%	2.34% - 100.00%	79.42%
	Fair value of initial servicing rights multiple (5)	0.05 - 5.59	3.30	0.05 - 7.06	3.71

		September 30, 2016		December 31, 2015
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	26.50% - 100.00%	87.50%	38.00% - 100.00%	83.28%
	Fair value of initial servicing rights multiple (5)	1.40 - 5.28	3.54	0.11 - 5.88	4.00
Servicing rights related liabilities	Weighted-average remaining life in years (4)	2.0 - 7.5	5.4	6.3 - 7.4	6.6
	Discount rate	5.10% - 10.70%	8.33%	11.67% - 13.85%	13.24%
	Conditional prepayment rate	7.07% - 19.70%	13.29%	8.32% - 11.28%	9.98%
	Conditional default rate	0.01% - 5.23%	0.61%	0.11% - 1.06%	0.58%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	2.31% - 3.46%	2.89%	1.93% - 3.62%	2.90%
	Conditional default rate	2.08% - 4.38%	2.91%	1.66% - 2.98%	2.30%
	Loss severity	71.39% - 100.00%	92.80%	70.33% - 93.46%	85.63%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years (4)	0.5 - 7.9	3.4	0.9 - 6.6	3.5
	Conditional repayment rate	10.71% - 77.64%	27.05%	12.06% - 55.49%	24.70%
	Discount rate	1.38% - 2.46%	1.94%	1.73% - 3.08%	2.39%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	September 30, 2016		December 31, 2015
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,945,069	$10,273,910	$10,763,816	$10,187,521
Mortgage loans held for sale (1)	1,182,352	1,128,049	1,334,300	1,285,582
Mortgage loans related to Non-Residual Trusts	463,620	528,461	526,016	580,695
Charged-off loans	49,261	2,749,110	49,307	2,887,367
Total	$12,640,302	$14,679,530	$12,673,439	$14,941,165

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$529,373	$534,656	$582,340	$585,839
HMBS related obligations (2)	10,699,720	9,981,537	10,647,382	10,012,283
Total	$11,229,093	$10,516,193	$11,229,722	$10,598,122
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 10 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that had a fair value of $1.7 million and $2.6 million at September 30, 2016 and December 31, 2015, respectively, and an unpaid principal balance of $20.4 million and $16.2 million at September 30, 2016 and December 31, 2015, respectively. Mortgage loans held for sale that are 90 days or more past due are insignificant at September 30, 2016 and December 31, 2015. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $96.3 million and $77.4 million at September 30, 2016 and December 31, 2015, respectively. In addition, the Company had loans that were in the process of foreclosure of $446.0 million and $244.9 million at September 30, 2016 and December 31, 2015, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheets. Real estate owned, net is included on the consolidated balance sheets within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		September 30, 2016		December 31, 2015
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 81.95%	7.00%	0.00% - 72.58%	8.25%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at time of foreclosure.
The Company held real estate owned, net in the Reverse Mortgage and Servicing segments and Other non-reportable segment of $82.3 million, $12.6 million and $1.4 million at September 30, 2016, respectively and $66.4 million, $10.4 million and $0.6 million at December 31, 2015, respectively. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.

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

		September 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net	Level 3	$616,936	$621,952	$541,406	$554,664
Insurance premium receivables	Level 3	70,727	68,110	90,053	87,152
Servicer and protective advances, net	Level 3	1,274,641	1,241,485	1,595,911	1,513,076

Financial liabilities
Payables to insurance carriers	Level 3	35,813	35,378	63,410	62,694
Servicing advance liabilities (1)	Level 3	1,022,919	1,024,676	1,226,898	1,232,147
Corporate debt (2)	Level 2	2,121,357	1,827,295	2,152,031	1,904,467
Mortgage-backed debt carried at amortized cost	Level 3	440,692	446,258	469,339	475,347
__________

(1)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(2)	The carrying amounts of corporate debt in the table above are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheets.
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

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Realized gains on sales of loans	$90,736	$51,580	$250,815	$131,655
Change in unrealized gains on loans held for sale	(4,261)	19,146	8,578	4,886
Gains on interest rate lock commitments	2,719	20,272	28,031	6,414
Losses on forward sales commitments	(6,082)	(72,448)	(116,419)	(39,161)
Gains (losses) on MBS purchase commitments	(18,301)	4,877	(31,574)	(13,909)
Capitalized servicing rights	49,912	84,375	148,449	243,487
Provision for repurchases	(3,221)	(6,454)	(11,658)	(13,011)
Interest income	10,545	14,870	30,478	40,483
Other	(33)	—	(33)	—
Net gains on sales of loans	$122,014	$116,218	$306,667	$360,844
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income on reverse loans	$112,838	$110,278	$337,063	$325,964
Change in fair value of reverse loans	(16,699)	(57,653)	55,285	(81,154)
Net fair value gains on reverse loans	96,139	52,625	392,348	244,810

Interest expense on HMBS related obligations	(102,879)	(102,078)	(309,501)	(301,178)
Change in fair value of HMBS related obligations	25,367	102,097	(21,362)	146,601
Net fair value gains (losses) on HMBS related obligations	(77,512)	19	(330,863)	(154,577)
Net fair value gains on reverse loans and related HMBS obligations	$18,627	$52,644	$61,485	$90,233
5. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	September 30, 2016			December 31, 2015
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$3,656,025	$78,421	$515	$3,398,892	$51,519	$1,070
Forward sales commitments	4,875,000	431	17,470	4,650,000	6,427	4,871
MBS purchase commitments	1,002,500	1,583	537	703,000	566	534
Total derivative instruments		$80,435	$18,522		$58,512	$6,475
Cash margin		$16,335	$906		$209	$10,101

Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as associated cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $3.8 million and $0.3 million, and liability positions of $4.5 million and $8.6 million, at September 30, 2016 and December 31, 2015, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At September 30, 2016, the Company’s net derivative asset position with that counterparty of $0.4 million was comprised of $3.0 million of over-collateralized positions associated with the master repurchase agreement, partially offset by a net derivative liability position of $1.8 million and cash margin received of $0.8 million.
During the first quarter of 2016, the Company entered into a master netting arrangement with another of the Company’s counterparties, which also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with the same counterparty. At September 30, 2016, the Company’s net derivative liability position with that counterparty was $0.4 million. Under the master netting arrangement, the Company is able to utilize certain over-collateralized positions and excess cash deposited with the counterparty associated with the master repurchase agreement to reduce potential cash margin posting requirements on derivative transactions. At September 30, 2016, there were $18.5 million of over-collateralized positions and $102.7 million in excess cash deposited with the counterparty related to the master repurchase agreement. The master netting agreement does not obligate the counterparty to transfer cash margin to the Company related to the master repurchase agreement over-collateralization and excess cash positions.
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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	September 30, 2016		December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners (1)
Capitalized servicing rights (2) (3)	1,525,909	$180,662,145	1,637,541	$197,154,579
Capitalized sub-servicing (4)	136,636	7,789,368	159,368	9,053,755
Sub-servicing (3) (5)	375,219	54,711,575	346,755	47,734,378
Total third-party servicing portfolio	2,037,764	243,163,088	2,143,664	253,942,712
On-balance sheet residential loans and real estate owned	98,070	12,654,545	102,044	12,705,532
Total servicing portfolio (6)	2,135,834	$255,817,633	2,245,708	$266,648,244
__________

(1)	Includes real estate owned serviced for third parties.

(2)
Includes $5.1 billion and $1.7 billion in unpaid principal balance associated with servicing rights sold to WCO at September 30, 2016 and December 31, 2015, respectively, that did not meet all of the requirements for sale accounting.

(3)
Excludes the impact of an agreement to sell servicing rights associated with 253,723 accounts and $32.3 billion in unpaid principal balance, which was entered into during the nine months ended September 30, 2016. On October 3, 2016, the underlying sale was completed and the Company became the sub-servicer for such servicing rights.

(4)	Consists of sub-servicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(5)	Includes $5.6 billion and $6.6 billion in unpaid principal balance of sub-servicing performed for WCO at September 30, 2016 and December 31, 2015, respectively.

(6)	Excludes charged-off loans managed by the Servicing segment.

Net Servicing Revenue and Fees
The Company services loans for itself, as well as for third parties, and earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Servicing fees (1) (2)	$172,780	$179,938	$527,616	$527,986
Incentive and performance fees (1)	17,158	25,093	54,941	90,512
Ancillary and other fees (1) (3)	23,434	24,333	73,101	75,252
Servicing revenue and fees	213,372	229,364	655,658	693,750
Amortization of servicing rights (4)	(5,822)	(6,656)	(13,058)	(20,634)
Change in fair value of servicing rights	(86,036)	(224,929)	(600,109)	(353,023)
Change in fair value of servicing rights related liabilities (2) (5)	(9,885)	450	(4,688)	(7,062)
Net servicing revenue and fees	$111,629	$(1,771)	$37,803	$313,031
__________

(1)
Includes sub-servicing fees related to servicing assets held by WCO of $1.3 million and $3.5 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2015, respectively. Includes incentive, performance, ancillary and other fees related to servicing assets held by WCO of $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.

(2)	Includes a pass-through of $3.5 million and $6.5 million relating to servicing rights sold to WCO for the three and nine months ended September 30, 2016, respectively.

(3)	Includes late fees of $15.2 million for the three months ended September 30, 2016 and 2015 and $48.9 million and $44.8 million for the nine months ended September 30, 2016 and 2015, respectively.

(4)
Includes amortization of a servicing liability of $2.4 million and less than $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $6.7 million and less than $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.

(5)
Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $5.0 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $12.0 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$99,302	$7,258	$121,364	$9,311
Servicing rights capitalized upon deconsolidation of Residual Trusts	—	—	3,133	—
Sales	(130)	—	—	—
Amortization of servicing rights (1)	(15,545)	(1,337)	(19,086)	(1,576)
Impairment	(19)	—	—	—
Balance at end of the period	$83,608	$5,921	$105,411	$7,735
__________

(1)
Includes amortization of servicing rights for the mortgage loan class and the reverse loan class of $4.9 million and $0.4 million, respectively, for the three months ended September 30, 2016 and $6.2 million and $0.5 million, respectively, for the three months ended September 30, 2015.

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. At September 30, 2016, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $102.4 million and $8.2 million, respectively. At December 31, 2015, the fair value of servicing rights for the mortgage loan class and the reverse loan class was $117.3 million and $11.1 million, respectively. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	September 30, 2016
	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	4.9	2.8
Weighted-average discount rate	11.58%	15.00%
Conditional prepayment rate (2)	8.11%	N/A
Conditional default rate (2)	2.39%	N/A
Conditional repayment rate (3)	N/A	28.79%
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
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of the period (1)	$1,255,351	$1,797,721	$1,682,016	$1,599,541
Purchases	497	42,551	22,336	209,713
Servicing rights capitalized upon sales of loans	49,912	84,375	148,449	243,487
Sales	(12,792)	(60,094)	(41,027)	(60,094)
Other	(11,918)	—	(16,651)	—
Change in fair value due to:
Changes in valuation inputs or other assumptions (2)	(25,922)	(158,251)	(412,095)	(173,499)
Other changes in fair value (3)	(60,114)	(66,678)	(188,014)	(179,524)
Total change in fair value	(86,036)	(224,929)	(600,109)	(353,023)
Balance at end of the period (1)	$1,195,014	$1,639,624	$1,195,014	$1,639,624
__________

(1)	Includes servicing rights that were sold to WCO and accounted for as a financing of $34.0 million and $16.9 million at September 30, 2016 and December 31, 2015, respectively.

(2)	Represents the change in fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(3)	Represents the realization of expected cash flows over time.

The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are described in Note 4. Should the actual performance and timing differ materially from the Company's projected assumptions, the estimate of fair value of the servicing rights could be materially different.
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	September 30, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	11.67%	$(37,321)	$(71,943)	10.88%	$(68,874)	$(132,645)
Weighted-average conditional prepayment rate	13.07%	(46,876)	(89,693)	9.94%	(63,884)	(123,173)
Weighted-average conditional default rate	1.03%	(19,172)	(38,893)	1.06%	(21,208)	(43,576)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average life in years	5.8	6.4	6.0	6.5
Weighted-average discount rate	12.14%	12.28%	12.51%	11.43%
Weighted-average conditional prepayment rate	11.32%	8.49%	10.11%	8.06%
Weighted-average conditional default rate	0.18%	0.37%	0.31%	0.43%

7. Goodwill and Intangible Assets, Net
Goodwill
The table below sets forth the activity in goodwill by reportable segment (in thousands):

	Reportable Segment
	Servicing (2)	Originations	Total
Balance at January 1, 2016 (1)	$320,164	$47,747	$367,911
Acquisition of RCS net assets	3,784	—	3,784
Impairment (3)	(306,393)	—	(306,393)
Balance at September 30, 2016 (1)	$17,555	$47,747	$65,302
__________

(1)
The goodwill included in the Reverse Mortgage segment became fully impaired as of the second quarter of 2015. There were accumulated impairment losses of $138.8 million relating to the Reverse Mortgage segment at both September 30, 2016 and December 31, 2015. In addition, there were accumulated impairment losses included in goodwill relating to the Servicing segment of $457.4 million and $151.0 million at September 30, 2016 and December 31, 2015, respectively.

(2)	The Servicing, Insurance and ARM reporting units are components of the Servicing segment.

(3)
As discussed in further detail below, the Company recorded goodwill impairment charges in its Servicing segment of $215.4 million and $91.0 million during the second and third quarters of 2016, respectively.

During the third quarter of 2016, the Company recorded a goodwill impairment charge of $91.0 million relating to the Servicing reporting unit. The impairment indicator was continued elevated levels of expenses during the third quarter. The Company performed a Step 1 impairment assessment using a discounted cash flows model, which resulted in the carrying value exceeding the implied fair value, driven by a continuation of higher expense levels in the near term due to anticipated infrastructure investments and lower cash flows. Accordingly, the Step 2 impairment assessment was performed, which determined that the remaining Servicing reporting unit goodwill was impaired as of September 30, 2016.
During the second quarter of 2016, the Company recorded goodwill impairment of $215.4 million, comprised of $194.1 million relating to the Servicing reporting unit and $21.3 million relating to the ARM reporting unit. The Servicing reporting unit impairment was driven by a decline in cash flows from lower than expected operating results due to continued challenges associated with certain company-specific matters, primarily due to delays in transitioning the Servicing business model to a more fee-for-service and capital-light business model, as well as external pressures that the sector continues to experience, including regulatory scrutiny and market volatility due to the declining interest rate environment. The ARM reporting unit impairment was primarily driven by lower cash flows due to the unsuccessful development of new business opportunities in this reporting unit. Additionally, as a result of the downward pressures on the Company's share price during the first half of 2016, the Company's market capitalization was reassessed, including the potential impact that the decline in market capitalization could have on the carrying value of goodwill. Management concluded that the aforementioned circumstances indicated that it was more likely than not that the fair value of the Servicing and ARM reporting units were below their respective carrying amounts, and accordingly, performed the Step 1 and Step 2 impairment evaluation for these reporting units. The Step 1 test indicated that both the Servicing and ARM reporting units had carrying values that exceeded the respective estimated fair values, and the Step 2 analysis resulted in the conclusion that the carrying amount of the Servicing and ARM reporting units' goodwill exceeded the implied fair value. This impairment was primarily the result of an increased company-specific risk premium added to the discount rate that was applied to lower re-forecasted cash flows driven by the aforementioned circumstances.
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

Intangible Assets, Net
Intangible assets, net consists of the following (in thousands):

	September 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$133,067	$(71,469)	$—	$61,598	$133,067	$(64,238)	$68,829
Institutional relationships	11,900	(4,886)	(6,340)	674	16,600	(8,468)	8,132
Other	10,000	(3,802)	(395)	5,803	10,000	(2,923)	7,077
Total intangible assets	$154,967	$(80,157)	$(6,735)	$68,075	$159,667	$(75,629)	$84,038
During the third quarter of 2016, the Company recorded impairment charges of $6.7 million related to intangible assets in the Reverse Mortgage reporting unit. The Company tested these intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic direction and reduced profitability expectations for this business. Based on the testing results, it was determined that the carrying value of the intangible assets was not recoverable, and an impairment charge was recorded to the extent that carrying value exceeded estimated fair value. The Company primarily used the income approach to determine the fair value of the intangible assets and calculate the amount of impairment.
Based on the balance of intangible assets, net at September 30, 2016, the following is an estimate of amortization expense for the fourth quarter of 2016 and for each of the next four years and thereafter (in thousands):

Amortization Expense
Fourth quarter of 2016	$2,739
2017	9,243
2018	7,833
2019	6,877
2020	6,066
Thereafter	35,317
Total	$68,075

8. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts payable and accrued liabilities	$161,610	$113,325
Loans subject to repurchase from Ginnie Mae (1)	123,135	22,507
Curtailment liability	108,525	115,453
Income taxes payable (2)	72,925	—
Employee-related liabilities	72,250	95,926
Originations liability	52,212	48,930
Payables to insurance carriers	35,813	63,410
Servicing rights and related advance purchases payable	24,225	21,649
Accrued interest payable	22,697	9,819
Derivative instruments	18,522	6,475
Uncertain tax positions (3)	11,383	64,554
Acquisition related escrow funds payable to sellers	1,236	10,236
Margin payable on derivative instruments	906	10,101
Other	58,511	57,595
Total payables and accrued liabilities	$763,950	$639,980
__________

(1)
For certain mortgage loans that the Company has pooled and securitized with Ginnie Mae, the Company as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. As a result of this unilateral right, the Company must recognize the delinquent loan on its consolidated balance sheets and establish a corresponding liability regardless of the Company’s intention to repurchase the loan. As the amount of loans securitized with Ginnie Mae increases and the portfolio continues to season, this amount will continue to increase, which will be offset by actual repurchases of, or payments received on, these loans.

(2)
During the third quarter of 2016, the Company filed certain amended tax returns. The current income taxes payable reflects the tax liability associated with these amended returns, for which payment has not yet been remitted to the various taxing jurisdictions. The Company expects to make such payments during the fourth quarter of 2016.

(3)
During the year ended December 31, 2015, the Company determined that a tax accounting method as employed was not more likely than not to be realized, and therefore derecognized the tax position and recorded an offsetting deferred tax asset related to servicing rights. The Company filed for an accounting method change with the IRS during the first quarter of 2016 and, as a result, this uncertain tax position was reversed.

Costs Associated with Exit Activities
During 2015, the Company took distinct actions to improve efficiencies within the organization, which included re-branding its mortgage business by consolidating Ditech Mortgage Corp and Green Tree Servicing into one legal entity with one brand, Ditech, a Walter Company. Additionally, the Company took measures to restructure its mortgage loan servicing operations and improve the profitability of the reverse mortgage business by streamlining its geographic footprint and strengthening its retail originations channel. These actions resulted in costs relating to the closing of offices and the termination of certain employees, as well as other expenses to institute efficiencies. The Company completed these activities in the fourth quarter of 2015.
In the fourth quarter of 2015, the Company made a decision to exit the consumer retail channel of the Originations segment beginning in January 2016. As a result of this decision, the Company incurred $1.2 million in costs during the fourth quarter of 2015 and $2.0 million in costs during the first half of 2016. The Company completed these activities in the second quarter of 2016. The actions to improve efficiencies, re-brand the mortgage business, restructure the servicing operations and exit from the consumer retail channel are collectively referred to as the 2015 Actions herein.
In addition, during 2016, the Company initiated actions in connection with its continued efforts to enhance efficiencies and streamline processes, which included various organizational changes to scale the Company's leadership team and support functions to further align with the Company's business needs. These actions resulted in costs relating to the termination of certain employees and closing of offices. The Company expects to incur additional costs relating to these actions of approximately $4.1 million during the fourth quarter of 2016. However, the Company will continue to evaluate other opportunities for further cost reductions that may result in future costs associated with exit activities being incurred. These actions are collectively referred to as the 2016 Actions herein.

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
The following table presents the current period activity in the accrued restructuring liability resulting from each of the 2015 Actions and 2016 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	For the Nine Months Ended September 30, 2016
	2015 Actions	2016 Actions	Total
Balance at January 1, 2016	$4,183	$—	$4,183
Charges
Severance and related costs	1,284	7,994	9,278
Office closures and other costs	990	1,114	2,104
Total charges	2,274	9,108	11,382
Cash payments or other settlements
Severance and related costs	(3,540)	(4,247)	(7,787)
Office closures and other costs	(1,641)	(141)	(1,782)
Total cash payments or other settlements	(5,181)	(4,388)	(9,569)
Balance at September 30, 2016	$1,276	$4,720	$5,996

Cumulative charges incurred
Severance and related costs	7,290	7,994	15,284
Office closures and other costs	6,545	1,114	7,659
Total cumulative charges incurred	$13,835	$9,108	$22,943

Total expected costs to be incurred	$13,835	$13,237	$27,072

The following table presents the current period activity for each of the 2015 Actions and 2016 Actions described above by reportable segment (in thousands):

	For the Nine Months Ended September 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Balance at January 1, 2016
2015 Actions	$1,174	$1,663	$1,346	$—	$4,183
2016 Actions	—	—	—	—	—
Total balance at January 1, 2016	1,174	1,663	1,346	—	4,183
Charges
2015 Actions	19	2,049	206	—	2,274
2016 Actions	7,384	34	361	1,329	9,108
Total charges	7,403	2,083	567	1,329	11,382
Cash payments or other settlements
2015 Actions	(645)	(3,323)	(1,213)	—	(5,181)
2016 Actions	(3,777)	(28)	(309)	(274)	(4,388)
Total cash payments or other settlements	(4,422)	(3,351)	(1,522)	(274)	(9,569)
Balance at September 30, 2016
2015 Actions	548	389	339	—	1,276
2016 Actions	3,607	6	52	1,055	4,720
Total balance at September 30, 2016	$4,155	$395	$391	$1,055	$5,996

Total cumulative charges incurred
2015 Actions	$6,481	$4,657	$1,846	$851	$13,835
2016 Actions	7,384	34	361	1,329	9,108
Total cumulative charges incurred	$13,865	$4,691	$2,207	$2,180	$22,943

Total expected costs to be incurred
2015 Actions	$6,481	$4,657	$1,846	$851	$13,835
2016 Actions	9,073	478	1,111	2,575	13,237
Total expected costs to be incurred	$15,554	$5,135	$2,957	$3,426	$27,072
9. Servicing Advance Liabilities
One of the Company's subsidiaries has a non-recourse servicer advance facility that provides funding for servicer and protective advances made in connection with its servicing of certain Fannie Mae and Freddie Mac mortgage loans. On September 30, 2016, an additional $300.0 million of two-year term notes were issued under this facility. Subsequently, on October 5, 2016, the terms of the variable funding notes issued pursuant to this facility were amended to, among other things, (i) extend the applicable expected repayment date and revolving period for such variable funding notes from October 19, 2016 to October 4, 2017, (ii) decrease the applicable interest rate margins, and (iii) decrease the maximum permitted principal balance of the variable funding notes from $600.0 million in the aggregate to $400.0 million in the aggregate. Further, on October 17, 2016, $360.0 million of one-year term notes previously issued under this facility were fully redeemed.
After giving effect to the issuance of new term notes, the redemption of certain existing term notes and the amendment to the terms of the variable funding notes, each as described above, this facility consists of (i) previously issued three-year term notes with an aggregate principal balance of $140.0 million and an expected repayment date of October 15, 2018, (ii) two-year term notes issued September 30, 2016 with an aggregate principal balance of $300.0 million and an expected repayment date of October 15, 2018, and (iii) up to $400.0 million of previously issued variable funding notes with an expected repayment date of October 4, 2017. At September 30, 2016, an aggregate principal balance of $800.0 million of various series of notes were outstanding under this facility.

10. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential and reverse loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.5 billion at September 30, 2016 and are secured by certain residential loans, reverse loans and real estate owned. At September 30, 2016, the interest rates on the facilities are primarily based on LIBOR plus between 2.10% and 3.13%, and have various expiration dates through August 2017. At September 30, 2016, $1.1 billion of the outstanding borrowings were secured by $1.2 billion in originated and purchased residential loans and $235.0 million of outstanding borrowings were secured by $266.0 million in repurchased HECMs and real estate owned.
Borrowings utilized to fund the origination and purchase of residential loans are due upon the earlier of sale or securitization of the loan or within 60 to 90 days of borrowing. On average, the Company sells or securitizes these loans approximately 20 days from the date of borrowing. Borrowings utilized to repurchase HECMs and real estate owned are due upon the earlier of receipt of claim proceeds from HUD or receipt of proceeds from liquidation of the related real estate owned. In any event, borrowings associated with repurchased HECMs are due within 364 days of borrowing while borrowings relating to repurchased real estate owned are due, depending on the agreement, within 180 days or 364 days. In accordance with the terms of the agreements, the Company may be required to post cash collateral should the fair value of the pledged assets decrease below certain contractual thresholds. The Company is exposed to counterparty credit risk associated with the repurchase agreements in the event of non-performance by the counterparties. The amount at risk during the term of the repurchase agreement is equal to the difference between the amount borrowed by the Company and the fair value of the pledged assets. The Company mitigates this risk through counterparty monitoring procedures, including monitoring of the counterparties' credit ratings and review of their financial statements.
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
Ditech Financial was in compliance with all financial covenants relating to master repurchase agreements at September 30, 2016.
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
As a result of RMS obtaining this amendment, RMS was in compliance with all financial covenants relating to master repurchase agreements at September 30, 2016.
11. Corporate Debt
On August 5, 2016, the Company entered into an amendment to the 2013 Credit Agreement that, among other things, permanently reduced the aggregate commitments under the 2013 Revolver from $125.0 million to $100.0 million, increased the interest rate on any drawn amounts under the 2013 Revolver from LIBOR plus 3.75% to LIBOR plus 4.50% for the period through and including January 1, 2017, and increased the specified Total Leverage Ratio test (which is tested on a pro forma basis in connection with any requested draw of, and following any draw of, any amounts greater than 20% of the revolving commitments) for the second and third quarters of 2016.
Under the 2013 Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, the Company must satisfy both a specified Interest Coverage Ratio and a specified Total Leverage Ratio on a pro forma basis after giving effect to the borrowing. As of September 30, 2016, the Company did not satisfy both of these ratios, and as a result the maximum amount the Company would have been able to borrow on the 2013 Revolver was $20.0 million, of which $19.7 million remained available.

12. Share-Based Compensation
On June 9, 2016, the 2011 Plan was amended and restated to increase the authorized shares thereunder by 2,000,000 shares, resulting in a total of 10,815,000 shares of common stock authorized for issuance under the amended and restated 2011 Plan.
During the nine months ended September 30, 2016, the Company granted 1,128,522 RSUs and 1,272,293 options.
The RSUs granted include immediately vesting RSUs granted to the Company's non-employee directors and former Chief Executive Officer, President and Vice Chairman of the Board of Directors, Denmar J. Dixon, detailed further below, and 500,000 RSUs granted to the Company's former Interim Chief Executive Officer and President and current chairman of the Board of Directors, George M. Awad, and 175,438 RSUs granted to the Company's newly appointed Chief Executive Officer and President, Anthony N. Renzi, that vest ratably in annual installments over three years subject to a service condition. The weighted-average grant date fair value of $3.27 for these awards was based on the average of the high and low market prices of the Company's stock on their respective dates of grant.
The options granted included 208,074 options that cliff vest in three years based upon a service condition and have a five year contractual term, and 1,064,219 options that vest ratably in annual installments over three years based upon a service condition and have a 10 year contractual term. The fair value of the stock options of $1.59 and $1.38, respectively, were both based on the estimate of fair value on the dates of grant using the Black-Scholes option pricing model and related assumptions.
The Company's share-based compensation expense has been reflected in salaries and benefits expense in the consolidated statements of comprehensive loss.
On June 8, 2016, the Company and Denmar J. Dixon, the Company’s former Chief Executive Officer, President and Vice Chairman of the Board of Directors, entered into a separation agreement effective June 30, 2016, pursuant to which all RSUs, performance shares and stock options previously awarded to Mr. Dixon will remain outstanding and continue to vest as though Mr. Dixon remained employed by the Company through each applicable vesting date. In addition, Mr. Dixon received 125,000 RSUs that immediately vested on June 30, 2016. The weighted-average grant date fair value of $2.85 for these RSUs was based upon the average of the high and low market prices of the Company's stock on their date of grant. The retention of the performance shares was considered a Type III modification for share-based compensation, and, as a result, the Company reversed all expense previously recorded for these retained awards and recorded the new compensation expense over the new requisite service period. The total incremental compensation benefit resulting from these modifications was $1.0 million.
13. Common Stock and Loss Per Share
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
Loss Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation shown on the consolidated statements of comprehensive loss (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted loss per share
Net loss available to common stockholders (numerator)	$(101,826)	$(76,928)	$(506,929)	$(146,055)
Weighted-average common shares outstanding (denominator)	36,144	37,802	35,828	37,760
Basic and diluted loss per common and common equivalent share	$(2.82)	$(2.04)	$(14.15)	$(3.87)
A portion of the Company’s unvested RSUs during the nine months ended September 30, 2015 were participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, as was the case for the periods above, no effect is given to the participating securities because they do not share in the losses of the Company.
The following table summarizes antidilutive securities excluded from the computation of dilutive loss per share (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Outstanding share-based compensation awards
Stock options	3,962	3,047	3,245	3,047
Performance shares (1)	—	251	—	251
Restricted stock units	808	769	564	769
Assumed conversion of Convertible Notes	4,932	4,932	4,932	4,932
__________

(1)	Performance shares represent the number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
The Convertible Notes are antidilutive when calculating earnings (loss) per share when the Company's average stock price is less than $58.80. Upon conversion of the Convertible Notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.

14. Segment Reporting
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

	For the Three Months Ended September 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$148,873	$133,440	$27,023	$(194)	$(11,812)	$297,330
Income (loss) before income taxes	(161,581)	51,672	(23,023)	(25,251)	—	(158,183)

	For the Three Months Ended September 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$31,186	$132,026	$65,395	$739	$(9,953)	$219,393
Income (loss) before income taxes	(152,822)	36,518	22,543	(37,797)	—	(131,558)
__________

(1)
With the exception of $3.0 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively, associated with intercompany activity with the Originations segment and the Other non-reportable segment, all net servicing revenue and fees of the Servicing segment were derived from external customers, including WCO. Included in these revenues for the three months ended September 30, 2016 are late fees of $1.0 million recorded by the Servicing segment that were waived as an incentive for borrowers refinancing their loans. These fees reduced the gain on sale of loans recognized by the Originations segment. All net servicing revenue and fees of the Company's Reverse Mortgage segment were derived from external customers.

(2)
The Company's Servicing segment includes other revenues of $9.8 million and $7.0 million for the three months ended September 30, 2016 and 2015, respectively, associated with fees earned for certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio. Beginning in the first quarter of 2016, the Servicing segment increased the fee per origination charged to the Originations segment to reflect current market pricing. As a result of the change in fee, these intersegment revenues increased by $2.9 million.

(3)
The Company’s Originations segment includes other revenues of less than $0.1 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, associated with fees earned for supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights.

	For the Nine Months Ended September 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$158,431	$343,926	$87,255	$(119)	$(37,919)	$551,574
Income (loss) before income taxes	(773,928)	113,688	(44,940)	(111,478)	—	(816,658)

	For the Nine Months Ended September 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$449,145	$391,028	$129,494	$4,886	$(31,870)	$942,683
Income (loss) before income taxes	(121,198)	111,281	(81,874)	(104,444)	—	(196,235)
__________

(1)
With the exception of $9.2 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively, associated with intercompany activity with the Originations segment and the Other non-reportable segment, all net servicing revenue and fees of the Servicing segment were derived from external customers, including WCO. Included in these revenues for the nine months ended September 30, 2016 are late fees of $3.0 million recorded by the Servicing segment that were waived as an incentive for borrowers refinancing their loans. These fees reduced the gain on sale of loans recognized by the Originations segment. All net servicing revenue and fees of the Company's Reverse Mortgage segment were derived from external customers.

(2)
The Company's Servicing segment includes other revenues of $30.8 million and $23.5 million for the nine months ended September 30, 2016 and 2015, respectively, associated with fees earned for certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio. Beginning in the first quarter of 2016, the Servicing segment increased the fee per origination charged to the Originations segment to reflect current market pricing. As a result of the change in fee, these intersegment revenues increased by $9.2 million.

(3)
The Company’s Originations segment includes other revenues of $1.0 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively, associated with fees earned for supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights.

	Total Assets Per Segment
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
September 30, 2016	$4,113,447	$1,480,210	$11,325,034	$1,254,749	$(665,029)	$17,508,411
December 31, 2015	5,286,124	1,570,258	11,127,641	1,318,840	(711,362)	18,591,501
15. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in seven securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million drawn under LOCs issued by such third party as credit enhancements to such trusts. The total amount available on these LOCs for these trusts was $255.7 million at September 30, 2016. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitization trusts, the Company does not expect that the final $165.0 million of capacity under the LOCs will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets, although actual performance may differ from this estimate in the future.
Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company determined that it is the primary beneficiary of these securitization trusts and as a result, has consolidated these trusts. The Company is required to call these securitizations when each loan pool falls to 10% of the original principal amount and expects to begin to make such calls in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $416.9 million. The Company estimates call obligations of $101.0 million, $253.0 million and $62.9 million during the years ending December 31, 2017, 2018 and 2019, respectively. Substantially all of the call obligations in 2017 are anticipated to occur during the second half of the year.

Unfunded Commitments
Reverse Mortgage Loans
At September 30, 2016, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.3 billion and similar commitments on fixed-rate reverse loans of $0.6 million primarily in the form of undrawn lines-of-credit. The borrowing capacity includes $1.1 billion in capacity that was available to be drawn by borrowers at September 30, 2016 and $189.3 million in capacity that will become eligible to be drawn by borrowers through the period ending October 1, 2017, assuming the loans remain performing. In addition, the Company has other commitments of $20.3 million to fund taxes and insurance on borrowers’ properties to the extent of amounts that were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the loan remains performing. The Company also had short-term commitments to lend $24.3 million and commitments to purchase and sell loans totaling $37.1 million and $86.3 million, respectively, at September 30, 2016.
Mortgage Loans
The Company had short-term commitments to lend $3.6 billion and commitments to purchase loans totaling $72.4 million at September 30, 2016. In addition, the Company had commitments to sell $4.9 billion and purchase $1.0 billion in mortgage-backed securities at September 30, 2016.
HMBS Issuer Obligations
As an HMBS issuer, the Company assumes certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 30 days of repurchase. Non-performing repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. The Company relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. During the nine months ended September 30, 2016 and 2015, the Company repurchased $445.4 million and $221.3 million, respectively, in reverse loans and real estate owned from securitization pools. At September 30, 2016, the Company had $369.6 million in repurchased reverse loans and real estate owned. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods and are expected to continue to increase due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount.
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
The Company's representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At September 30, 2016, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $60.1 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through September 30, 2016 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.

The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. During the second quarter of 2016, the Company decreased the liability associated with representations and warranties exposure by $8.9 million, due to adjustments to certain assumptions based on recently observed trends as compared to historical expectations, primarily relating to loan defect rates and counterparty review probabilities, partially offset by certain qualitative considerations regarding long-term assumptions related to resales and recoveries. This adjustment is considered a change in estimate and has been applied prospectively. The Company’s estimate of the liability associated with representations and warranties exposure was $20.6 million at September 30, 2016 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheets.
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
Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $98.1 million at September 30, 2016 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. During the nine months ended September 30, 2016, the Company recorded a provision, net of expected third party recoveries, related to the curtailment liability of $7.3 million. The Company has potential estimated maximum financial statement exposure for an additional $145.0 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).
Mortgage Loans
The Company had a curtailment obligation liability of $10.4 million at September 30, 2016 related to mortgage loan servicing that it primarily assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
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
At September 30, 2016, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $54 million. In addition, the Company has recorded a receivable for a loss recovery where a recovery is deemed probable of $24 million due from insurers relating to the shareholder class action complaint detailed further below. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $13 million at September 30, 2016. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
The following is a description of certain litigation and regulatory matters:
The Company has received various subpoenas for testimony and documents, motions for examinations pursuant to Federal Rule of Bankruptcy Procedure 2004, and other information requests from certain Offices of the United States Trustees, acting through trial counsel in various federal judicial districts, seeking information regarding an array of the Company's policies, procedures and practices in servicing loans to borrowers who are in bankruptcy and the Company's compliance with bankruptcy laws and rules. The Company has provided information in response to these subpoenas and requests and have met with representatives of certain Offices of the United States Trustees to discuss various issues that have arisen in the course of these inquiries, including the Company's compliance with bankruptcy laws and rules. The Company cannot predict the outcome of the aforementioned proceedings and investigations, which could result in requests for damages, fines, sanctions, or other remediation. The Company could face further legal proceedings in connection with these matters. The Company may seek to enter into one or more agreements to resolve these matters. Any such agreement may require the Company to pay fines or other amounts for alleged breaches of law and to change or otherwise remediate the Company's business practices. Legal proceedings relating to these matters and the terms of any settlement agreement could have a material adverse effect on the Company's reputation, business, prospects, results of operations, liquidity and financial condition.
On August 28, 2015, RMS received a CID from the CFPB to produce certain documents and answer questions relating to RMS’s marketing and provision of reverse mortgage products and services. RMS has been cooperating with the CFPB by responding to the CID. The CFPB investigation staff have advised RMS that they have received authorization from the Director of the CFPB to institute an administrative proceeding against RMS regarding alleged violations by RMS of the MAP Rule and the CFPA. RMS has provided a response to the CFPB denying these allegations and discussions with the CFPB are ongoing to resolve this matter. The Company cannot provide any assurance as to the outcome of this matter.
On March 7, 2014, a putative shareholder class action complaint was filed in the United States District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint named as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserted federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. On December 23, 2014, the court granted the defendants’ motions to dismiss and dismissed the amended complaint without prejudice. On January 6, 2015, plaintiffs filed a second amended complaint. The second amended complaint asserted the same legal claims and alleged that between May 9, 2012 and August 11, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls over financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Ditech Financial, the liabilities associated with the Company’s acquisition of RMS, and RMS's internal controls. The complaint sought class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and August 11, 2014. On January 23, 2015, all defendants moved to dismiss the second amended complaint. On June 30, 2015, the court issued a decision that granted the motions to dismiss in part and denied the motions in part. Among other things, the court dismissed the claims against Messrs. O’Brien, Cauthen, Dixon and Helm and the claims relating to statements about the Company’s acquisition of RMS. On July 10, 2015, plaintiffs filed a third amended complaint that, among other things, added certain allegations concerning the Company’s settlement with the FTC and CFPB. On July 24, 2015, the Company and Messrs. Anderson and Corey filed an answer to the third amended complaint, which denied the substantive allegations and asserted various defenses. On August 30, 2015, Plaintiffs filed a motion for class certification, which the court granted in substantial part on March 16, 2016. On April 15, 2016, the parties entered into an agreement to fully resolve all claims that were asserted or could have been asserted in the action for a total payment of $24 million, which is inclusive of plaintiffs’ attorneys’ fees and all other costs associated with the proposed settlement. On June 13, 2016, the court entered an order preliminarily approving the proposed settlement and directing that potential members of the class be notified of the proposed settlement. On October 17, 2016, the court entered an order finally approving the proposed settlement and dismissing the action. In accordance with the settlement agreement, certain insurers of the Company have paid the full amount of the settlement into an escrow account. The defendants, including the Company, did not make any admission of liability or wrongdoing in connection with the settlement.
As previously reported, Ditech Financial had been subject to several putative class action lawsuits related to lender-placed insurance. These actions alleged that Ditech Financial and its affiliates improperly received benefits from lender-placed insurance providers in the form of commissions for work not performed, services provided at a reduced cost, and expense reimbursements that did not reflect the actual cost of the services rendered. Plaintiffs in these suits asserted various theories of recovery and sought remedies including compensatory, actual, punitive, statutory and treble damages, return of unjust benefits, and injunctive relief. One such matter was Circeo-Loudon v. Green Tree Servicing, LLC et al. filed in the United States District Court for the Southern District of Florida on April 17, 2014 and amended on October 16, 2014. A settlement agreement was reached between the parties in the Circeo-Loudon matter on September 11, 2015 and the settlement was approved by the court on August 30, 2016. Pursuant to the settlement agreement, all of the defendants collectively, including Ditech Financial, are required to pay damages to class members who timely file a claim, administrative costs to effectuate the settlement and attorneys' fees and costs. The Company believes it has accrued the full amount expected to be paid under the settlement agreement in its consolidated financial statements as of September 30, 2016. The settlement agreement also provides that Ditech Financial and its subsidiary, Green Tree Insurance Agency, Inc., and their affiliates will be released from certain claims and may no longer receive commissions on the placement of certain lender-placed insurance for a period of five years commencing January 27, 2017. This settlement resolves all lender-placed insurance class actions for the relevant period of the class, although the settlement does not apply to potential individual claims by class members who have opted out of the proposed settlement.
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
Walter Energy Matters
The Company may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for the 2009 and prior tax years. Under federal law, each member of a consolidated group for U.S. federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it was a member of the consolidated group at any time during such year. Certain former subsidiaries of the Company (which were subsequently merged or otherwise consolidated with certain current subsidiaries of the Company) were part of the Walter Energy consolidated tax group prior to the Company's spin-off from Walter Energy on April 17, 2009. As a result, to the extent the Walter Energy consolidated group’s federal income taxes (including penalties and interest) for such tax years are not discharged by Walter Energy or otherwise, the Company could be liable for such amounts.
Walter Energy Tax Matters. According to Walter Energy’s Form 10-Q, or the Walter Energy Form 10-Q, for the quarter ended September 30, 2015 (filed with the SEC on November 5, 2015) and certain other public filings made by Walter Energy in its bankruptcy proceedings currently pending in Alabama, described below, as of the date of such filing, certain tax matters with respect to certain tax years prior to and including the year of the Company's spin-off from Walter Energy remained unresolved, including certain tax matters relating to: (i) a “proof of claim” for a substantial amount of taxes, interest and penalties with respect to Walter Energy’s fiscal years ended August 31, 1983 through May 31, 1994, which was filed by the IRS in connection with Walter Energy’s bankruptcy filing on December 27, 1989 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division; (ii) an IRS audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008; and (iii) an IRS audit of Walter Energy’s federal income tax returns for the 2009 through 2013 tax years.

Walter Energy 2015 Bankruptcy Filing. On July 15, 2015, Walter Energy filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama. On August 18, 2015, Walter Energy filed a motion with the Florida bankruptcy court requesting that the court transfer venue of its disputes with the IRS to the Alabama bankruptcy court. In that motion, Walter Energy asserted that it believed the liability for the years at issue "will be materially, if not completely, offset by the [r]efunds" asserted by Walter Energy against the IRS. The Florida bankruptcy court transferred venue of the matter to the Alabama bankruptcy court, where it remains pending.
On November 5, 2015, Walter Energy, together with certain of its subsidiaries, entered into the Walter Energy Asset Purchase Agreement with Coal Acquisition, a Delaware limited liability company formed by members of Walter Energy’s senior lender group, pursuant to which, among other things, Coal Acquisition agreed to acquire substantially all of Walter Energy’s assets and assume certain liabilities, subject to, among other things, a number of closing conditions set forth therein. On January 8, 2016, after conducting a hearing, the Bankruptcy Court entered an order approving the sale of Walter Energy's assets to Coal Acquisition free and clear of all liens, claims, interests and encumbrances of the Debtors. The sale of such assets pursuant to the Walter Energy Asset Purchase Agreement was completed on March 31, 2016 and was conducted under the provisions of Sections 105, 363 and 365 of the Bankruptcy Code. Based on developments in the Alabama bankruptcy proceedings following completion of this asset sale, such asset sale appears to have resulted in (i) limited value remaining in Walter Energy’s bankruptcy estate and (ii) to date, limited recovery for certain of Walter Energy’s unsecured creditors, including the IRS.
The Company cannot predict whether or to what extent it may become liable for federal income taxes of the Walter Energy consolidated tax group during the tax years in which it was a part of such group, in part because the Company believes, based on publicly available information, that: (i) the amount of taxes owed by the Walter Energy consolidated tax group for the periods from 1983 through 2009 remains unresolved; (ii) in light of Walter Energy’s 2015 Chapter 11 bankruptcy filing, it is unclear (a) whether Walter Energy will be obligated or able to pay any or all of such amounts owed and (b) what portion of the IRS claims against the Walter Energy consolidated tax group for 2009 and prior tax years are attributable to tax, interest and/or penalties and what priority, if any, the IRS will receive in the Alabama bankruptcy proceedings with respect to its claims against Walter Energy; and (iii) the Company cannot predict whether, in the event Walter Energy does not discharge all tax obligations for the consolidated tax group, the IRS will seek to enforce tax claims against former members of the Walter Energy consolidated tax group. Further, because the Company cannot currently estimate its liability, if any, relating to the federal income tax liability of Walter Energy’s consolidated tax group during the tax years in which it was a part of such group, it cannot determine whether such liabilities, if any, could have a material adverse effect on its business, financial condition, liquidity and/or results of operations.
Tax Separation Agreement. In connection with the Company's spin-off from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement, dated April 17, 2009. Notwithstanding any several liability the Company may have under federal tax law described above, under the Tax Separation Agreement, Walter Energy agreed to retain full liability for all U.S. federal income or state combined income taxes of the Walter Energy consolidated group for 2009 and prior tax years (including any interest, additional taxes or penalties applicable thereto), subject to limited exceptions. The Company therefore filed proofs of claim in the Alabama bankruptcy proceedings asserting claims for any such amounts to the extent the Company is ultimately held liable for the same.
It is unclear whether claims made by the Company under the Tax Separation Agreement would be enforceable against Walter Energy in connection with, or following the conclusion of, the various Walter Energy bankruptcy proceedings described above, or if such claims would be rejected or disallowed under bankruptcy law. It is also unclear whether the Company would be able to recover some or all of any such claims given Walter Energy's limited assets and limited recoveries for unsecured creditors in the Walter Energy bankruptcy proceedings described above.
Furthermore, the Tax Separation Agreement provides that Walter Energy has, in its sole discretion, the exclusive right to represent the interests of the consolidated group in any audit, court proceeding or settlement of a claim with the IRS for the tax years in which certain of the Company’s former subsidiaries were a member of the Walter Energy consolidated group for U.S. federal income tax purposes. Moreover, the Tax Separation Agreement obligates the Company to take certain tax positions that are consistent with those taken historically by Walter Energy. In the event the Company does not take such positions, it could be liable to Walter Energy to the extent the Company's failure to do so results in an increased tax liability or the reduction of any tax asset of Walter Energy. These arrangements may result in conflicts of interests between the Company and Walter Energy, particularly with regard to the Walter Energy bankruptcy proceedings described above.
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

16. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the Senior Notes Indenture, certain existing and future 100% owned domestic subsidiaries of the Parent Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Parent Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Parent Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Parent Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
September 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$999	$282,683	$2,000	$—	$285,682
Restricted cash and cash equivalents	1,501	176,148	122,619	—	300,268
Residential loans at amortized cost, net	13,519	127,724	475,693	—	616,936
Residential loans at fair value	—	12,101,735	538,567	—	12,640,302
Receivables, net	25,188	154,629	17,122	—	196,939
Servicer and protective advances, net	—	398,455	847,557	28,629	1,274,641
Servicing rights, net	—	1,284,543	—	—	1,284,543
Goodwill	—	65,302	—	—	65,302
Intangible assets, net	—	63,087	4,988	—	68,075
Premises and equipment, net	1,385	93,201	—	—	94,586
Deferred tax assets, net	10,257	414,207	—	1,414	425,878
Other assets	35,231	190,144	29,884	—	255,259
Due from affiliates, net	641,934	—	—	(641,934)	—
Investments in consolidated subsidiaries and VIEs	1,850,906	166,885	—	(2,017,791)	—
Total assets	$2,580,920	$15,518,743	$2,038,430	$(2,629,682)	$17,508,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$152,912	$611,079	$6,726	$(6,767)	$763,950
Servicer payables	—	141,422	—	—	141,422
Servicing advance liabilities	—	156,872	866,898	—	1,023,770
Warehouse borrowings	—	1,362,209	—	—	1,362,209
Servicing rights related liabilities at fair value	—	119,267	—	—	119,267
Corporate debt	2,124,541	—	—	—	2,124,541
Mortgage-backed debt	—	—	970,065	—	970,065
HMBS related obligations at fair value	—	10,699,720	—	—	10,699,720
Deferred tax liabilities, net	—	—	132	(132)	—
Obligation to fund Non-Guarantor VIEs	—	47,027	—	(47,027)	—
Due to affiliates, net	—	611,876	30,058	(641,934)	—
Total liabilities	2,277,453	13,749,472	1,873,879	(695,860)	17,204,944

Stockholders' equity:
Total stockholders' equity	303,467	1,769,271	164,551	(1,933,822)	303,467
Total liabilities and stockholders' equity	$2,580,920	$15,518,743	$2,038,430	$(2,629,682)	$17,508,411

Condensed Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$4,016	$196,812	$2,000	$—	$202,828
Restricted cash and cash equivalents	10,512	639,151	58,436	—	708,099
Residential loans at amortized cost, net	14,130	26,713	500,563	—	541,406
Residential loans at fair value	—	12,147,423	526,016	—	12,673,439
Receivables, net	11,465	185,435	17,498	—	214,398
Servicer and protective advances, net	—	479,059	1,082,405	34,447	1,595,911
Servicing rights, net	—	1,788,576	—	—	1,788,576
Goodwill	—	367,911	—	—	367,911
Intangible assets, net	—	78,523	5,515	—	84,038
Premises and equipment, net	1,559	104,922	—	—	106,481
Deferred tax assets, net	—	132,687	—	(24,637)	108,050
Other assets	37,724	150,470	12,170	—	200,364
Due from affiliates, net	674,139	—	—	(674,139)	—
Investments in consolidated subsidiaries and VIEs	2,278,009	54,810	—	(2,332,819)	—
Total assets	$3,031,554	$16,352,492	$2,204,603	$(2,997,148)	$18,591,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$43,778	$596,764	$5,206	$(5,768)	$639,980
Servicer payables	—	603,692	—	—	603,692
Servicing advance liabilities	—	236,511	992,769	—	1,229,280
Warehouse borrowings	—	1,340,388	—	—	1,340,388
Servicing rights related liabilities at fair value	—	117,000	—	—	117,000
Corporate debt	2,156,944	480	—	—	2,157,424
Mortgage-backed debt	—	—	1,051,679	—	1,051,679
HMBS related obligations at fair value	—	10,647,382	—	—	10,647,382
Deferred tax liabilities, net	26,156	—	1,746	(27,902)	—
Obligation to fund Non-Guarantor VIEs	—	36,048	—	(36,048)	—
Due to affiliates, net	—	579,715	94,423	(674,138)	—
Total liabilities	2,226,878	14,157,980	2,145,823	(743,856)	17,786,825

Stockholders' equity:
Total stockholders' equity	804,676	2,194,512	58,780	(2,253,292)	804,676
Total liabilities and stockholders' equity	$3,031,554	$16,352,492	$2,204,603	$(2,997,148)	$18,591,501

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$113,803	$—	$(2,174)	$111,629
Net gains on sales of loans	—	122,014	—	—	122,014
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	18,687	(60)	—	18,627
Interest income on loans	248	143	10,941	—	11,332
Insurance revenue	—	9,287	871	(158)	10,000
Other revenues, net	(938)	25,017	17,882	(18,233)	23,728
Total revenues	(690)	288,951	29,634	(20,565)	297,330

EXPENSES
General and administrative	19,859	145,563	3,488	(17,118)	151,792
Salaries and benefits	13,505	119,694	—	—	133,199
Goodwill and intangible assets impairment	—	97,716	—	—	97,716
Interest expense	36,986	13,249	15,451	(384)	65,302
Depreciation and amortization	234	16,173	173	—	16,580
Corporate allocations	(32,203)	32,203	—	—	—
Other expenses, net	47	1,150	9	—	1,206
Total expenses	38,428	425,748	19,121	(17,502)	465,795

OTHER GAINS (LOSSES)
Net gains on extinguishment	13,734	—	—	—	13,734
Other net fair value losses	—	(643)	(2,659)	—	(3,302)
Other	—	(150)	—	—	(150)
Total other gains (losses)	13,734	(793)	(2,659)	—	10,282

Income (loss) before income taxes	(25,384)	(137,590)	7,854	(3,063)	(158,183)
Income tax expense (benefit)	(2,751)	(54,283)	1,850	(1,173)	(56,357)
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(22,633)	(83,307)	6,004	(1,890)	(101,826)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(79,193)	2,601	—	76,592	—
Net income (loss)	$(101,826)	$(80,706)	$6,004	$74,702	$(101,826)

Comprehensive income (loss)	$(101,840)	$(80,706)	$6,004	$74,702	$(101,840)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$564	$—	$(2,335)	$(1,771)
Net gains on sales of loans	—	116,218	—	—	116,218
Net fair value gains on reverse loans and related HMBS obligations	—	52,644	—	—	52,644
Interest income on loans	344	122	11,944	—	12,410
Insurance revenue	—	7,849	1,118	(204)	8,763
Other revenues	239	31,518	11,708	(12,336)	31,129
Total revenues	583	208,915	24,770	(14,875)	219,393

EXPENSES
General and administrative	8,223	132,657	3,633	(12,446)	132,067
Salaries and benefits	5,998	136,090	—	—	142,088
Interest expense	38,371	12,511	16,517	(671)	66,728
Depreciation and amortization	37	20,425	184	—	20,646
Corporate allocations	(12,661)	12,661	—	—	—
Other expenses, net	214	999	1,382	—	2,595
Total expenses	40,182	315,343	21,716	(13,117)	364,124

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	(213)	1,332	—	1,119
Other	3,117	8,937	—	—	12,054
Total other gains	3,117	8,724	1,332	—	13,173

Income (loss) before income taxes	(36,482)	(97,704)	4,386	(1,758)	(131,558)
Income tax expense (benefit)	(14,058)	(40,885)	1,015	(702)	(54,630)
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(22,424)	(56,819)	3,371	(1,056)	(76,928)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(54,504)	1,331	—	53,173	—
Net income (loss)	$(76,928)	$(55,488)	$3,371	$52,117	$(76,928)

Comprehensive income (loss)	$(76,793)	$(55,488)	$3,371	$52,117	$(76,793)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$44,507	$—	$(6,704)	$37,803
Net gains on sales of loans	—	306,667	—	—	306,667
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	61,771	(286)	—	61,485
Interest income on loans	860	345	34,147	—	35,352
Insurance revenue	—	29,215	2,971	(542)	31,644
Other revenues, net	(1,746)	82,259	49,967	(51,857)	78,623
Total revenues	(886)	524,764	86,799	(59,103)	551,574

EXPENSES
General and administrative	42,448	417,128	9,884	(52,286)	417,174
Salaries and benefits	44,598	354,921	—	—	399,519
Goodwill and intangible assets impairment	—	313,128	—	—	313,128
Interest expense	108,802	36,958	50,186	(1,996)	193,950
Depreciation and amortization	598	44,419	526	—	45,543
Corporate allocations	(83,326)	83,326	—	—	—
Other expenses, net	464	3,114	2,031	—	5,609
Total expenses	113,584	1,252,994	62,627	(54,282)	1,374,923

OTHER GAINS (LOSSES)
Net gains on extinguishment	14,662	—	—	—	14,662
Other net fair value losses	—	(273)	(5,992)	—	(6,265)
Other	—	(1,706)	—	—	(1,706)
Total other gains (losses)	14,662	(1,979)	(5,992)	—	6,691

Income (loss) before income taxes	(99,808)	(730,209)	18,180	(4,821)	(816,658)
Income tax expense (benefit)	(15,494)	(296,227)	3,838	(1,846)	(309,729)
Income (loss) before equity in earnings (loss) of consolidated subsidiaries and VIEs	(84,314)	(433,982)	14,342	(2,975)	(506,929)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(422,615)	5,384	—	417,231	—
Net income (loss)	$(506,929)	$(428,598)	$14,342	$414,256	$(506,929)

Comprehensive income (loss)	$(506,902)	$(428,598)	$14,342	$414,256	$(506,902)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$322,570	$66	$(9,605)	$313,031
Net gains on sales of loans	—	360,844	—	—	360,844
Net fair value gains on reverse loans and related HMBS obligations	—	90,233	—	—	90,233
Interest income on loans	893	222	61,422	—	62,537
Insurance revenue	—	31,240	3,710	(627)	34,323
Other revenues	3,527	80,157	42,858	(44,827)	81,715
Total revenues	4,420	885,266	108,056	(55,059)	942,683

EXPENSES
General and administrative	27,311	402,715	14,555	(41,767)	402,814
Salaries and benefits	18,369	414,026	78	—	432,473
Goodwill impairment	—	56,539	—	—	56,539
Interest expense	112,170	35,939	64,265	(2,110)	210,264
Depreciation and amortization	96	52,715	560	—	53,371
Corporate allocations	(39,114)	39,114	—	—	—
Other expenses, net	(599)	4,042	4,600	—	8,043
Total expenses	118,233	1,005,090	84,058	(43,877)	1,163,504

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	(545)	4,118	—	3,573
Other	12,076	8,937	—	—	21,013
Total other gains	12,076	8,392	4,118	—	24,586

Income (loss) before income taxes	(101,737)	(111,432)	28,116	(11,182)	(196,235)
Income tax expense (benefit)	(32,552)	(16,213)	3,053	(4,468)	(50,180)
Income (loss) before equity in earnings (loss) of consolidated subsidiaries and VIEs	(69,185)	(95,219)	25,063	(6,714)	(146,055)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(76,870)	10,719	—	66,151	—
Net income (loss)	$(146,055)	$(84,500)	$25,063	$59,437	$(146,055)

Comprehensive income (loss)	$(145,804)	$(84,500)	$25,063	$59,437	$(145,804)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(3,013)	$170,573	$207,612	$—	$375,172

Investing activities
Purchases and originations of reverse loans held for investment	—	(653,471)	—	—	(653,471)
Principal payments received on reverse loans held for investment	—	770,636	—	—	770,636
Principal payments received on mortgage loans held for investment	705	—	68,533	—	69,238
Payments received on charged-off loans held for investment	—	17,827	—	—	17,827
Payments received on receivables related to Non-Residual Trusts	—	—	6,230	—	6,230
Proceeds from sales of real estate owned, net	26	78,616	2,949	—	81,591
Purchases of premises and equipment	(468)	(28,660)	—	—	(29,128)
Decrease (increase) in restricted cash and cash equivalents	9,011	818	(51)	—	9,778
Payments for acquisitions of businesses, net of cash acquired	—	(1,947)	—	—	(1,947)
Acquisitions of servicing rights, net	—	(7,701)	—	—	(7,701)
Proceeds from sales of servicing rights, net	—	35,541	—	—	35,541
Capital contributions to subsidiaries and VIEs	—	(11,878)	—	11,878	—
Returns of capital from subsidiaries and VIEs	10,524	18,629	—	(29,153)	—
Change in due from affiliates	10,927	58,684	(3,963)	(65,648)	—
Other	235	(3,900)	—	—	(3,665)
Cash flows provided by investing activities	30,960	273,194	73,698	(82,923)	294,929

Financing activities
Payments on corporate debt	—	(480)	—	—	(480)
Extinguishments and settlement of debt	(31,037)	—	—	—	(31,037)
Proceeds from securitizations of reverse loans	—	684,711	—	—	684,711
Payments on HMBS related obligations	—	(958,720)	—	—	(958,720)
Issuances of servicing advance liabilities	—	185,444	1,341,289	—	1,526,733
Payments on servicing advance liabilities	—	(265,083)	(1,469,169)	—	(1,734,252)
Net change in warehouse borrowings related to mortgage loans	—	(147,389)	—	—	(147,389)
Net change in warehouse borrowings related to reverse loans	—	169,210	—	—	169,210
Proceeds from sales of servicing rights	—	29,742	—	—	29,742
Payments on servicing rights related liabilities	—	(16,013)	—	—	(16,013)
Payments on mortgage-backed debt	—	—	(80,335)	—	(80,335)
Other debt issuance costs paid	(528)	(6,707)	(2,025)	—	(9,260)
Capital contributions	—	—	11,878	(11,878)	—
Capital distributions	—	(6,125)	(23,028)	29,153	—
Change in due to affiliates	1,382	(6,742)	(60,288)	65,648	—
Other	(781)	(19,744)	368	—	(20,157)
Cash flows used in financing activities	(30,964)	(357,896)	(281,310)	82,923	(587,247)

Net increase (decrease) in cash and cash equivalents	(3,017)	85,871	—	—	82,854
Cash and cash equivalents at the beginning of the period	4,016	196,812	2,000	—	202,828
Cash and cash equivalents at the end of the period	$999	$282,683	$2,000	$—	$285,682

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2015
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(100,939)	$5,820	$209,633	$—	$114,514

Investing activities
Purchases and originations of reverse loans held for investment	—	(1,259,927)	—	—	(1,259,927)
Principal payments received on reverse loans held for investment	—	618,446	—	—	618,446
Principal payments received on mortgage loans held for investment	709	—	92,353	—	93,062
Payments received on charged-off loans held for investment	—	19,859	—	—	19,859
Payments received on receivables related to Non-Residual Trusts	—	—	5,547	—	5,547
Proceeds from sales of real estate owned, net	13	50,902	6,033	—	56,948
Purchases of premises and equipment	(175)	(16,531)	—	—	(16,706)
Decrease (increase) in restricted cash and cash equivalents	(4)	(871)	7,914	—	7,039
Payments for acquisitions of businesses, net of cash acquired	—	(4,737)	—	—	(4,737)
Acquisitions of servicing rights, net	—	(233,744)	—	—	(233,744)
Proceeds from sales of servicing rights, net	—	778	—	—	778
Proceeds from sale of residual interests in Residual Trusts	189,513	—	—	—	189,513
Proceeds from sale of investment	14,376	—	—	—	14,376
Capital contributions to subsidiaries and VIEs	(14,531)	(8,891)	—	23,422	—
Returns of capital from subsidiaries and VIEs	22,449	15,464	—	(37,913)	—
Change in due from affiliates	(59,695)	33,094	82	26,519	—
Other	7,468	482	—	—	7,950
Cash flows provided by (used in) investing activities	160,123	(785,676)	111,929	12,028	(501,596)

Financing activities
Payments on corporate debt	(61,250)	(1,294)	—	—	(62,544)
Proceeds from securitizations of reverse loans	—	1,382,359	—	—	1,382,359
Payments on HMBS related obligations	—	(739,447)	—	—	(739,447)
Issuances of servicing advance liabilities	—	193,843	518,464	—	712,307
Payments on servicing advance liabilities	—	(186,887)	(682,223)	—	(869,110)
Net change in warehouse borrowings related to mortgage loans	—	142,481	—	—	142,481
Net change in warehouse borrowings related to reverse loans	—	(94,000)	—	—	(94,000)
Payments on servicing rights related liabilities	—	(6,849)	—	—	(6,849)
Payments on mortgage-backed debt	—	—	(109,808)	—	(109,808)
Other debt issuance costs paid	—	(5,912)	(1,014)	—	(6,926)
Capital contributions	—	14,235	9,187	(23,422)	—
Capital distributions	—	(9,926)	(27,987)	37,913	—
Change in due to affiliates	(444)	59,366	(32,403)	(26,519)	—
Other	252	(14,226)	1,019	—	(12,955)
Cash flows provided by (used in) financing activities	(61,442)	733,743	(324,765)	(12,028)	335,508

Net decrease in cash and cash equivalents	(2,258)	(46,113)	(3,203)	—	(51,574)
Cash and cash equivalents at the beginning of the period	3,162	311,810	5,203	—	320,175
Cash and cash equivalents at the end of the period	$904	$265,697	$2,000	$—	$268,601

17. Related-Party Transactions
WCO was established to invest in mortgage-related assets. The Company's investment in WCO was $19.6 million and $22.6 million at September 30, 2016 and December 31, 2015, respectively. The Company recorded income (loss) relating to its investment in WCO of $(1.0) million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $(2.0) million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, the Company received a dividend of $1.0 million from WCO during the nine months ended September 30, 2016.
The Company’s subsidiary, GTIM, earns fees for providing investment advisory and management services to WCO and administering its business activities and day-to-day operations. The Company earned fees associated with these activities of $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively, which are recorded in other revenues on the consolidated statements of comprehensive loss. The Company had $0.5 million and $1.2 million included in receivables, net on the consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively, relating to fees earned for the aforementioned investment advisory and management services provided to WCO, as well as pass-throughs to WCO related to general and administrative and payroll-related expenses.
The Company, in exchange for a servicing fee, services certain assets held by WCO. The Company also has servicing rights related liabilities for the sales to WCO of beneficial interests in certain portions of contractual servicing fees associated with mortgage loans serviced by the Company as well as for the sale of servicing rights. The Company is also engaged by WCO to offer refinancing options to borrowers with mortgage loans underlying the excess servicing spread and servicing rights transactions that occurred with WCO. In addition, the Company has a similar arrangement with WCO with respect to certain other servicing rights held by WCO. These arrangements were made for purposes of reducing portfolio runoff. Further, the Company entered into various other ancillary agreements with WCO pursuant to which, among other things, WCO has the right to make the first offer to purchase servicing rights relating to certain mortgage loans originated by the Company and certain excess servicing spread that the Company may create from time to time.
Sub-servicing fees from WCO were $1.3 million and $3.5 million during the three and nine months ended September 30, 2016, respectively, and are included in net servicing revenue and fees on the consolidated statement of comprehensive loss. In addition, the Company earned incentive and performance fees and ancillary and other fees related to servicing assets held by WCO of $0.2 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, which are included in net servicing revenue and fees on the consolidated statement of comprehensive loss.
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
The following table presents the carrying amounts of the Company’s assets and liabilities that relate to WCO, as well as the size of the unconsolidated VIE (in thousands):

	Carrying Value of Assets and Liabilities Recorded on the Consolidated Balance Sheets
	Servicing Rights, Net (1)	Servicer and Protective Advances, Net	Receivables, Net	Other Assets (2)	Payables and Accrued Liabilities	Servicing Rights Related Liabilities	Net Liabilities (3)	Size of VIE (4)
September 30, 2016	$33,990	$6,435	$5,454	$20,625	$(7,149)	$(119,267)	$(59,912)	$199,712
December 31, 2015	16,889	7,015	9,814	23,578	(4,500)	(117,000)	(64,204)	228,361
__________

(1)	During May 2016, the Company sold additional mortgage servicing rights to WCO for $27.9 million.

(2)	Other assets at September 30, 2016 and December 31, 2015 are primarily comprised of the Company's investment in WCO.

(3)	At September 30, 2016 and December 31, 2015, the Company had no net exposure to loss as it relates to transactions with WCO as a result of its net liabilities due to WCO.

(4)	The size of the VIE is deemed to be WCO's net assets.

18. Subsequent Events
On August 8, 2016, Ditech Financial and NRM executed an agreement whereby Ditech Financial agreed to sell to NRM all of Ditech Financial’s right, title and interest in mortgage servicing rights with respect to a pool of mortgage loans, with sub-servicing retained. After giving effect to certain adjustments based upon developments with respect to the MSR pool prior to the closing date and calculated in accordance with the NRM Flow and Bulk Agreement, this first bulk MSR transaction closed on October 3, 2016 and NRM purchased from Ditech Financial MSRs with an aggregate unpaid principal balance of $32.3 billion for a purchase price of $212 million.
On October 11, 2016, Ditech Financial agreed to sell to NRM mortgage servicing rights with respect to a pool of mortgage loans with an aggregate unpaid principal balance of $5.0 billion for a purchase price of $27 million (in each case subject to adjustment based upon developments with respect to the MSR pool prior to the closing date), with sub-servicing expected to be retained. The closing of this second bulk MSR transaction between Ditech Financial and NRM under the NRM Flow and Bulk Agreement is subject to the receipt of certain government-sponsored entity and other approvals, various other conditions precedent and certain termination provisions.

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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” "seeks," “targets,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, and in our other filings with the SEC.
In particular (but not by way of limitation), the following important factors, risks and uncertainties could affect our future results, performance and achievements and could cause actual results, performance and achievements to differ materially from those expressed in the forward-looking statements:

•
our ability to operate our business in compliance with existing and future laws, rules, regulations and contractual commitments affecting our business, including those relating to the origination and servicing of residential loans, the management of third-party assets and the insurance industry (including lender-placed insurance), and changes to, and/or more stringent enforcement of, such laws, rules, regulations and contracts;

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

•	our ability to comply with the terms of the stipulated order resolving allegations arising from an FTC and CFPB investigation of Ditech Financial;

•	operational risks inherent in the mortgage servicing and mortgage originations businesses, including our ability to comply with the various contracts to which we are a party, and reputational risks;

•	risks related to the significant amount of senior management turnover recently experienced by the Company;

•
risks related to our substantial levels of indebtedness, including our ability to comply with covenants contained in our debt agreements or obtain any necessary waivers or amendments, generate sufficient cash to service such indebtedness and refinance such indebtedness on favorable terms, as well as our ability to incur substantially more debt;

•	our ability to renew advance financing facilities or warehouse facilities and maintain adequate borrowing capacity under such facilities;

•	our ability to maintain or grow our servicing business and our residential loan originations business;

•
our ability to achieve our strategic initiatives, particularly our ability to: execute and complete balance sheet management activities; execute and realize planned operational improvements and efficiencies; make arrangements with potential capital partners; complete sales of assets to, and enter into other arrangements with, third parties; increase the mix of our fee-for-service business; reduce our debt; and develop new business, including acquisitions of MSRs or entering into new sub-servicing arrangements;

•	uncertainties relating to the potential sale of substantially all of our insurance business;

•	changes in prepayment rates and delinquency rates on the loans we service or sub-service;

•	the ability of our clients and credit owners to transfer or otherwise terminate our servicing or sub-servicing rights;

•	a downgrade of, or other adverse change relating to, our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive payments and ancillary fees on our servicing portfolio;

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

•
uncertainty as to the volume of originations activity we will benefit from prior to, and following, the expiration of HARP, which is scheduled to occur on September 30, 2017, including uncertainty as to the number of "in-the-money" accounts we may be able to refinance;

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

•
risks and potential costs associated with the implementation of new or more current technology, such as MSP, the use of vendors (including offshore vendors) or the transfer of our servers or other infrastructure to new data center facilities;

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•	the risk that we could have an "ownership change" under Section 382 of the Code that could limit our ability to use tax losses to offset future taxable income;

•	uncertainties regarding impairment charges relating to our goodwill or other intangible assets;

•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	our ability to manage conflicts of interest relating to our investment in WCO and maintain our relationship with WCO; and

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
At September 30, 2016, we serviced 2.1 million residential loans with a total unpaid principal balance of $255.8 billion. We have been one of the 10 largest mortgage loan servicers in the U.S. by unpaid principal balance for the past three years according to Inside Mortgage Finance. Our originations business originated $15.0 billion in mortgage loan volume during the first nine months of 2016, ranking it in the top 20 originators nationally by unpaid principal balance according to Inside Mortgage Finance. Our reverse mortgage business is a leading integrated franchise in the reverse mortgage sector and, according to an industry source, was the sixth leading issuer of HMBS during the nine months ended September 30, 2016.
During the nine months ended September 30, 2016, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio: $5.2 billion relating to acquired servicing rights, $10.8 billion relating to sub-servicing contracts and $10.3 billion relating to servicing rights capitalized upon sales of mortgage loans, while also adding $2.1 billion to our third-party reverse loan servicing portfolio. Our third-party mortgage loan and reverse mortgage servicing portfolio was reduced by $39.3 billion of unpaid principal balance in payoffs and sales, net of recapture activities, during the nine months ended September 30, 2016. In the same period, we originated and purchased $640.6 million in reverse mortgage volume and issued $622.0 million in HMBS.
Our mortgage loan originations business diversifies our revenue base and offers various sources for replenishing our servicing portfolio. During the nine months ended September 30, 2016, we originated $5.0 billion of mortgage loans, the majority of which resulted from retention activities associated with our existing servicing portfolio. Through our retention activities, we assist consumers in refinancing their loans, which reduces the runoff on our existing servicing portfolio. In addition, we purchased $10.0 billion of mortgage loans through our correspondent channel during the nine months ended September 30, 2016. Substantially all of these purchased and originated mortgage loans were added to our servicing portfolio upon loan sale.
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
Originations — Our Originations segment consists of operations that originate and purchase mortgage loans that are intended for sale to third parties. During the nine months ended September 30, 2016, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 46% Fannie Mae conventional conforming loans, (ii) 40% Ginnie Mae loans, and (iii) 14% Freddie Mac conventional conforming loans.
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

Overview
Our profitability is dependent on our ability to generate revenue, primarily from our servicing and originations businesses. Our Servicing segment revenue is primarily impacted by the size and mix of our capitalized servicing and sub-servicing portfolios and is generated through servicing of mortgage loans for clients and/or credit owners. Net servicing revenue and fees includes the change in fair value of servicing rights carried at fair value and the amortization of all other servicing rights. Our servicing fee income generation is influenced by the level and timing of entrance into sub-servicing contracts and purchases and sales of servicing rights. The fair value of our servicing rights is largely dependent on the size of the related portfolio, discount rates, and prepayment and default speeds, which are influenced by interest rates. Our Originations segment revenue, which is primarily net gains on sales of loans, is impacted by interest rates and the volume of loans locked as well as the margins earned in our origination channels. Net gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by new origination reverse loan volume, draws on existing reverse loans, sub-servicing contracts and the fair value of reverse loans and HMBS.
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, the provision for uncollectible advances, curtailment, interest expense and other operating expenses. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.
Currently, our profitability in the Reverse segment is being negatively impacted by the legacy HECM product and the acceleration of default status driven by new HUD regulations. Regulatory changes to the HECM program in late 2013 reduced the principal available to be drawn initially by borrowers, and further changes effective in April of 2015 introduced certain financial assessment requirements of borrowers and in certain instances, required that a portion of the borrowing capacity be set-aside to pay for insurance and taxes on the related property. We believe that over time, the improved credit risk profile of these products may have a favorable impact on our costs to service reverse mortgages as the legacy HECM product seasons and the newer HECM IDL product becomes a larger portion of our portfolio.
Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our master repurchase agreements, mortgage loan servicing advance facilities, the 2013 Revolver, issuance of HMBS and excess servicing spread financing arrangements. We may generate additional liquidity through sales of MSRs, any portion thereof, or other assets.
Financial Highlights
Total revenues for the three months ended September 30, 2016 were $297.3 million, which represented an increase of $77.9 million, or 36%, as compared to the same period of 2015. The increase in revenue reflects an increase of $113.4 million in net servicing revenue and fees, primarily driven by $138.9 million in lower fair value losses on servicing rights.
Total revenues for the nine months ended September 30, 2016 were $551.6 million, which represented a decline of $391.1 million, or 41%, as compared to the same period of 2015. The decline in revenue reflects a decrease of $275.2 million in net servicing revenue and fees, primarily driven by $247.1 million in higher fair value losses on servicing rights; $54.2 million in lower net gains on sales of loans; and $27.2 million in lower interest income on loans.
During the nine months ended September 30, 2016, we recorded fair value losses on our servicing rights carried at fair value primarily as a result of a higher assumed conditional prepayment rate used to value our servicing rights and accelerated realization of expected cash flows driven by declining interest rates, as well as an increase in discount rates. We had lower net gains on sales of loans due primarily to a lower volume of locked loans, offset partially by a shift in mix from the lower margin correspondent channel to the higher margin consumer channel. We had lower interest income on loans primarily due to the sale of our residual interest in seven of the Residual Trusts in the second quarter of 2015.
Total expenses for the three months ended September 30, 2016 were $465.8 million, which represented an increase of $101.7 million as compared to the same period of 2015, which reflects $97.7 million in higher goodwill and intangible assets impairment.
Total expenses for the nine months ended September 30, 2016 were $1.4 billion, which represented an increase of $211.4 million as compared to the same period of 2015. The increase in expenses reflects $256.6 million in higher goodwill and intangible assets impairment, offset in part by $33.0 million in lower salaries and benefits and $16.3 million in lower interest expense for the nine months ended September 30, 2016 as compared to the same period of 2015.

As a result of goodwill evaluations performed during the second and third quarters of 2016, we recorded $215.4 million and $91.0 million, respectively, in non-cash goodwill impairment charges, which impacted the Servicing and ARM reporting units' goodwill. In addition, we incurred $6.7 million in intangible assets impairment charges to our Reverse Mortgage segment as a result of an evaluation performed in the third quarter of 2016. As a result of goodwill evaluations performed during the second quarter of 2015, we recorded $56.5 million in non-cash goodwill impairment charges to the Reverse Mortgage reporting unit's goodwill. Intangible assets impairment is included in goodwill and intangible assets impairment in the consolidated statements of comprehensive loss. Refer to Note 7 to the Consolidated Financial Statements for additional information on the goodwill and intangible assets impairment charges incurred during 2016.
We had lower salaries and benefits primarily due to a decrease in compensation, benefits and incentives resulting from a lower average headcount, a decrease in commissions due to lower originations volume, and a decrease in share-based compensation due to higher forfeitures, partially offset by an increase in severance. We had lower interest expense driven by a decrease in interest expense related to mortgage-backed debt, primarily as a result of the sale of our residual interest in seven of the Residual Trusts in April 2015.
During the second quarter of 2016, Ditech Financial transitioned approximately 1.4 million loans, or greater than 60% of our mortgage loan servicing portfolio, to MSP, the industry-standard loan servicing platform. The conversion resulted in a reduction to servicer payables and related restricted cash balances as a result of changes in the structure and timing of the flow of funds to certain custodial accounts that are not reflected in the consolidated balance sheets. The conversion also had an indirect impact on other balances included in the Servicing segment, which is discussed in further detail under the Business Segment Results section below.
Our cash flows provided by operating activities were $375.2 million during the nine months ended September 30, 2016. We finished the nine months ended September 30, 2016 with $285.7 million in cash and cash equivalents. Cash flows provided by operating activities increased by $260.7 million during the nine months ended September 30, 2016 as compared to the same period of 2015. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by origination activities resulting from a higher volume of loans sold in relation to originated loans for the nine months ended September 30, 2016 as compared to the same period of 2015.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.
Strategy
Capital Efficiency
We are focused on using our capital efficiently while continuing to pursue opportunities to bolster our servicing portfolio. First, we use our originations platform to refinance and retain loans in our current servicing portfolio as well as to generate new loans to add to our servicing portfolio. Second, we are seeking to increase over time the portion of our servicing portfolio that is associated with sub-servicing contracts, which generate fee income for us with lower capital outlay, as compared to purchasing servicing rights. Third, we believe there will continue to be a trend towards consolidation in the mortgage servicing industry and, accordingly, from time to time if opportunities arise, we may seek to acquire mortgage servicing rights or other businesses or assets that are complementary to our core servicing portfolio and mortgage banking platform.
With a view to using our capital efficiently, we expect to limit or reduce our investment in mortgage servicing rights. We plan to seek opportunities to sell mortgage servicing rights owned by us to third parties, generally on the basis that we are retained by the buyer to sub-service such rights; however, from time to time we may sell the servicing rights with servicing released. We may also seek to sell excess servicing spread or other similar assets. Our ability to execute such transactions will depend on various factors such as the capital available to potential counterparties, their ability to purchase servicing rights at a price attractive to them, and agreement between us and them on the price and terms for our sub-servicing engagement. In May 2016, we sold Fannie Mae mortgage servicing rights to a third party for $40.2 million, for which we did not retain sub-servicing on the related mortgage loans. In May 2016, we sold Fannie Mae mortgage servicing rights to WCO for $27.9 million; we continue to service the mortgage loans relating to these mortgage servicing rights under our sub-servicing arrangement with WCO. Additionally, in 2016, Fannie Mae sold certain non-performing loans for which we owned the servicing rights. In connection with this transaction, we paid $12.9 million to relinquish our servicing rights related to these loans and we were reimbursed for approximately $200 million in related protective advances. The majority of these proceeds were used to pay down related servicing advance facilities.

In part to simplify our business and also to generate cash in connection with our focus on efficient use of capital, we have sold certain non-core assets, including our first quarter 2015 sale of an equity method investment and our April 2015 sale of the residual interest in seven of the Residual Trusts. During the second quarter of 2016, we began to evaluate strategic options for our reverse mortgage business, including the possibility of transitioning this business to a fee-for-service model, entering into flow arrangements for future production, selling some or all of the business and other potential alternatives. Total assets within the reverse business were $11.3 billion as of September 30, 2016. Further, we continue to work on a potential sale of substantially all of our insurance business. We are not certain whether we will be able to consummate the sale of our insurance business or effectuate the strategic alternatives being considered for the reverse mortgage business. We may consider other asset sale opportunities if they arise.
During the nine months ended September 30, 2016, we repurchased $7.2 million in principal balance of the 2013 Term Loan for $6.3 million and repurchased $47.5 million in principal balance of our Convertible Notes for $24.8 million as part of our efforts to strengthen our capital structure. We intend to pursue additional opportunities designed to further strengthen our capital structure through the efficient deployment of capital we generate from operations and other future actions. Among other things, we may deploy funds to reduce our leverage by repurchasing debt securities in privately negotiated or open market transactions, by tender offer or otherwise, or repaying corporate or other debt, and we may engage in other transactions designed to reduce, extend, exchange or otherwise modify the terms or amount of our debt. We have retained advisors to assist in exploring certain of these opportunities. We may also from time to time seek to repurchase our equity securities. Our ability to deploy such funds or engage in such transactions may be limited by covenants in our debt facilities and securities and by our other contractual and regulatory obligations, including covenants restricting our ability to sell assets, covenants imposing requirements on the use of the proceeds from such sales and covenants and other obligations requiring us to meet certain financial tests.
Operational Efficiency
We have been focused on improving the efficiency of and reducing costs in our operations. We have already taken actions that we expect will result in over $75 million of annual savings, including $17 million of cost savings from actions taken during the first quarter of 2016, and includes further site consolidation, operational realignment, a focused collections strategy and the redesign of certain operational procedures. Approximately $46 million of these annual savings as well as the elimination of losses from closure of retail originations were a direct result of the exit activities discussed in Note 8 to the Consolidated Financial Statements. One-time costs associated with exit activities were $11.4 million during the nine months ended September 30, 2016.
While we plan to continue to take actions across our businesses to improve efficiency, identify revenue opportunities, and reduce expense, certain other costs have risen or are expected to arise. For example, we have been making investments and taking other measures to enhance the structure and effectiveness of our compliance and risk processes and associated programs across the Company, with a view to improving our customers’ experience and our compliance results. We expect further investments in these areas will be required. The mortgage industry generally, including our Company, is subject to extensive and evolving regulation and continues to be under scrutiny from federal and state regulators, enforcement agencies and other government entities. This oversight has led, in our case, to ongoing investigations and examinations of several of our business areas, and we have been and will be required to dedicate internal and external resources to providing information to and otherwise cooperating with such government entities. In addition, we have incurred, and expect that in the future we will incur, significant expenses (i) associated with the remediation or other resolution of breaches, findings or concerns raised by regulators, enforcement agencies, other government entities, customers or ourselves, (ii) to enhance the effectiveness of our risk and compliance program and (iii) to address operational issues and other events of noncompliance we have discovered, or may in the future discover, through our compliance program or otherwise. Investments to enhance our operational, compliance and risk processes may also result in an improved customer experience and competitive advantage for our business.
Transactions with NRM
On August 8, 2016, Ditech Financial and NRM executed an agreement whereby Ditech Financial agreed to sell to NRM all of Ditech Financial’s right, title and interest in mortgage servicing rights with respect to a pool of mortgage loans, with sub-servicing retained. After giving effect to certain adjustments based upon developments with respect to the MSR pool prior to the closing date and calculated in accordance with the NRM Flow and Bulk Agreement, this first bulk MSR transaction closed on October 3, 2016 and NRM purchased from Ditech Financial MSRs with an aggregate unpaid principal balance of $32.3 billion for a purchase price of $212 million.
On October 11, 2016, Ditech Financial agreed to sell to NRM mortgage servicing rights with respect to a pool of mortgage loans with an aggregate unpaid principal balance of $5.0 billion for a purchase price of $27 million (in each case subject to adjustment based upon developments with respect to the MSR pool prior to the closing date), with sub-servicing expected to be retained. The closing of this second bulk MSR transaction between Ditech Financial and NRM under the NRM Flow and Bulk Agreement is subject to the receipt of certain government-sponsored entity and other approvals, various other conditions precedent and certain termination provisions.

The NRM Flow and Bulk Agreement provides that, from time to time, Ditech Financial may sell additional MSRs to NRM in bulk or as originated or acquired on a flow basis, subject in each case to the parties agreeing on price and certain other terms. The initial term of the NRM Flow and Bulk Agreement will expire on the third anniversary of the effective date and shall be renewed for successive one year terms thereafter unless either party provides written notice to the other party of its election not to renew. Each party to the NRM Flow and Bulk Agreement also has termination rights upon the occurrence of certain events. In connection with Ditech Financial’s entry into the NRM Flow and Bulk Agreement, the Company entered into a performance and payment guaranty whereby the Company guarantees performance of all obligations and all payments required by Ditech Financial under the NRM Flow and Bulk Agreement.
In addition to the NRM Flow and Bulk Agreement, on August 8, 2016, Ditech Financial and NRM entered into a sub-servicing agreement whereby Ditech Financial will act as sub-servicer for the mortgage loans whose MSRs are sold by Ditech Financial to NRM under the NRM Flow and Bulk Agreement, including the MSRs sold by Ditech Financial to NRM in the aforementioned bulk MSR transactions between Ditech Financial and NRM, and for other mortgage loans as may be agreed upon by Ditech Financial and NRM from time to time, in exchange for a sub-servicing fee. Under the NRM Sub-servicing Agreement and a related agreement, Ditech Financial will perform all daily servicing obligations on behalf of NRM with respect to the MSRs that are serviced by Ditech Financial pursuant to the terms of the NRM Sub-servicing Agreement, including collecting payments from borrowers and offering refinancing options to borrowers for purposes of minimizing portfolio runoff. With respect to Ditech Financial, the initial term of the NRM Sub-servicing Agreement will expire on the first anniversary of the effective date thereof and will be renewed for successive one year terms, subject to certain termination rights. With respect to NRM, the initial term of the NRM Sub-servicing Agreement will expire on the first anniversary of the effective date thereof and thereafter shall automatically terminate unless renewed on a monthly basis, subject to certain termination rights.
Sub-servicing
As of September 30, 2016, 24% of our mortgage loan servicing portfolio was comprised of sub-servicing for third parties, and our two largest sub-servicing customers represented 46% and 18%, respectively, of our total sub-servicing portfolio. Following the October 3, 2016 closing of our initial bulk sale of MSRs to NRM under the NRM Flow and Bulk Agreement (with sub-servicing retained by Ditech Financial), we estimate that approximately 37% of our mortgage loan servicing portfolio was comprised of sub-servicing for third parties, and that our two largest sub-servicing customers represented approximately 34% and 30%, respectively, of our total sub-servicing portfolio. These estimates are based on unpaid principal loan balances as of September 30, 2016.
The sub-servicing contracts pursuant to which we are retained to sub-service mortgage loans generally provide that our customer, the owner of the MSRs that we sub-service, can terminate us as sub-servicer with or without cause, and each such contract has unique terms establishing the fees we will be paid for our work under the contract and the standards of performance we are required to meet in servicing the relevant mortgage loans, such that the profitability of our sub-servicing activity may vary among different contracts. We believe that our sub-servicing customers consider various factors from time to time in determining whether to retain or change sub-servicers, including the financial strength and servicer ratings of the sub-servicer, the sub-servicer's record of compliance with regulatory and contractual obligations (including any enhanced, "high touch" processes required by the contract) and the success of the sub-servicer in limiting the default rate of the relevant portfolio. The termination of one or more of our sub-servicing contracts could have a material adverse effect on us, including on our business, financial condition, liquidity and results of operations. See the risk factor entitled “The owners of loans we service or sub-service may, under certain circumstances, transfer our servicing rights or sub-servicing or otherwise terminate our servicing rights or sub-servicing contracts” in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of certain additional risks and uncertainties relating to our sub-servicing contracts.
Walter Capital Opportunity Corp.
In 2014, we established WCO, a company formed to invest in mortgage-related assets, including MSRs, excess servicing spread related to MSRs, residential whole loans, agency mortgage-backed securities and other real estate-related securities and related derivatives, (i) to facilitate our transition toward a business model in which, where appropriate and feasible, we sub-service and manage mortgage-related assets owned by third parties rather than by us, and (ii) to grow our investment management business. We, WCO and NRM are negotiating transaction documents relating to a sale of substantially all of WCO’s assets and certain related transactions. We expect to sub-service the MSRs acquired by NRM in connection with these transactions, all of which are subject to negotiation, finalization and execution of transaction documents and, thereafter, GSE approval and other conditions to closing, as applicable. There can be no assurance we, WCO and NRM will successfully execute these transactions.
As of September 30, 2016, WCO had aggregate total capital commitments of $245 million, of which approximately $220 million had been funded, including the entirety of our $20.0 million capital commitment. We also own warrants to purchase additional equity in WCO.

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

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
REVENUES
Net servicing revenue and fees	$111,629	$(1,771)	$113,400	n/m	$37,803	$313,031	$(275,228)	(88)%
Net gains on sales of loans	122,014	116,218	5,796	5%	306,667	360,844	(54,177)	(15)%
Net fair value gains on reverse loans and related HMBS obligations	18,627	52,644	(34,017)	(65)%	61,485	90,233	(28,748)	(32)%
Interest income on loans	11,332	12,410	(1,078)	(9)%	35,352	62,537	(27,185)	(43)%
Insurance revenue	10,000	8,763	1,237	14%	31,644	34,323	(2,679)	(8)%
Other revenues	23,728	31,129	(7,401)	(24)%	78,623	81,715	(3,092)	(4)%
Total revenues	297,330	219,393	77,937	36%	551,574	942,683	(391,109)	(41)%

EXPENSES
General and administrative	151,792	132,067	19,725	15%	417,174	402,814	14,360	4%
Salaries and benefits	133,199	142,088	(8,889)	(6)%	399,519	432,473	(32,954)	(8)%
Goodwill and intangible assets impairment	97,716	—	97,716	n/m	313,128	56,539	256,589	n/m
Interest expense	65,302	66,728	(1,426)	(2)%	193,950	210,264	(16,314)	(8)%
Depreciation and amortization	16,580	20,646	(4,066)	(20)%	45,543	53,371	(7,828)	(15)%
Other expenses, net	1,206	2,595	(1,389)	(54)%	5,609	8,043	(2,434)	(30)%
Total expenses	465,795	364,124	101,671	28%	1,374,923	1,163,504	211,419	18%

OTHER GAINS (LOSSES)
Net gains on extinguishment	13,734	—	13,734	n/m	14,662	—	14,662	n/m
Other net fair value gains (losses)	(3,302)	1,119	(4,421)	(395)%	(6,265)	3,573	(9,838)	(275)%
Other	(150)	12,054	(12,204)	(101)%	(1,706)	21,013	(22,719)	(108)%
Total other gains	10,282	13,173	(2,891)	(22)%	6,691	24,586	(17,895)	(73)%

Loss before income taxes	(158,183)	(131,558)	(26,625)	20%	(816,658)	(196,235)	(620,423)	316%
Income tax benefit	(56,357)	(54,630)	(1,727)	3%	(309,729)	(50,180)	(259,549)	n/m
Net loss	$(101,826)	$(76,928)	$(24,898)	32%	$(506,929)	$(146,055)	$(360,874)	247%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Servicing fees	$172,780	$179,938	$(7,158)	(4)%	$527,616	$527,986	$(370)	—%
Incentive and performance fees	17,158	25,093	(7,935)	(32)%	54,941	90,512	(35,571)	(39)%
Ancillary and other fees	23,434	24,333	(899)	(4)%	73,101	75,252	(2,151)	(3)%
Servicing revenue and fees	213,372	229,364	(15,992)	(7)%	655,658	693,750	(38,092)	(5)%
Changes in valuation inputs or other assumptions (1)	(25,922)	(158,251)	132,329	(84)%	(412,095)	(173,499)	(238,596)	138%
Other changes in fair value (2)	(60,114)	(66,678)	6,564	(10)%	(188,014)	(179,524)	(8,490)	5%
Change in fair value of servicing rights	(86,036)	(224,929)	138,893	(62)%	(600,109)	(353,023)	(247,086)	70%
Amortization of servicing rights	(5,822)	(6,656)	834	(13)%	(13,058)	(20,634)	7,576	(37)%
Change in fair value of servicing rights related liabilities	(9,885)	450	(10,335)	n/m	(4,688)	(7,062)	2,374	(34)%
Net servicing revenue and fees	$111,629	$(1,771)	$113,400	n/m	$37,803	$313,031	$(275,228)	(88)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
We recognize servicing revenue and fees on servicing performed for third parties in which we either own the servicing right or act as sub-servicer. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees earned based on the performance of certain loans or loan portfolios serviced by us, and loan modification fees. Servicing revenue and fees also include asset recovery income, which is included in incentive and performance fees, and ancillary fees such as late fees and expedited payment fees. Servicing revenue and fees are adjusted for the amortization and change in fair value of servicing rights and the change in fair value of the servicing rights related liabilities.
Servicing fees decreased $7.2 million for the three months ended September 30, 2016 as compared to the same period of 2015 due primarily to runoff of the servicing portfolio, the sale of servicing rights for which we did not retain sub-servicing, and a decline in the average servicing fee related to our Servicing segment, partially offset by portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities. Incentive and performance fees decreased $7.9 million and $35.6 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, due primarily to lower real estate owned management fees resulting from the phase out of one of our larger arrangements for the management of real estate owned, and lower fees earned under HAMP resulting from lower fees for maintenance of performing modified loans no longer eligible for HAMP incentive fees. Ancillary and other fees remained relatively flat for the three and nine months ended September 30, 2016 as compared to the same periods of 2015. Refer to the Servicing segment section under our Business Segment Results section below for additional information on the changes in fair value relating to servicing rights and our servicing rights related liabilities.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $54.2 million for the nine months ended September 30, 2016 as compared to the same period of 2015 primarily due to a lower volume of locked loans, partially offset by a shift in mix from the lower margin correspondent channel to the higher margin consumer channel. Additionally, we had lower capitalized servicing rights due primarily to a lower volume of loans sold with servicing retained, coupled with a reduction in the fair value of servicing rights.
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

Net fair value gains on reverse loans and related HMBS obligations decreased $34.0 million and $28.7 million during the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, due primarily to a flattening of the interest rate curve in 2016 as compared to 2015 and lower origination volumes. Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. During April 2015, we sold our residual interest in seven of the Residual Trusts, or the sale of our residual interests, and deconsolidated the assets and liabilities of these trusts. Interest income on loans decreased $27.2 million for the nine months ended September 30, 2016 as compared to the same period of 2015 primarily due to the aforementioned sale of our residual interests in 2015, runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
Residential loans at amortized cost
Interest income	$11,332	$12,410	$(1,078)	$35,352	$62,537	$(27,185)
Average balance (1) (2)	503,166	538,474	(35,308)	512,518	883,016	(370,498)
Annualized average yield	9.01%	9.22%	(0.21)%	9.20%	9.44%	(0.24)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the period.

(2)
Average balance excludes delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae as we do not own these mortgage loans and, therefore, are not entitled to any interest income they generate. Refer to Note 8 to the Consolidated Financial Statements for further information.

Other Revenues
Other revenues consist primarily of the change in fair value of charged-off loans, origination fee income, investment income and other interest income. Other revenues decreased $7.4 million for the three months ended September 30, 2016 as compared to the same period of 2015 due primarily to $3.9 million in lower fair value gains relating to charged-off loans resulting from lower variances between actual and expected collections over time and $2.9 million in lower origination fee income resulting from a decline in originations volume during 2016. Origination fee income was $9.9 million and $12.8 million for the three months ended September 30, 2016 and 2015, respectively.
Other revenues decreased $3.1 million for the nine months ended September 30, 2016 as compared to the same period of 2015 due primarily to $2.6 million in higher losses on our equity-method investment in WCO, $1.7 million in lower other interest income, $1.5 million in lower fair value gains relating to charged-off loans resulting from lower variances between actual and expected collections over time. These decreases were partially offset by $2.4 million in higher origination fee income resulting from our having waived certain fees charged to borrowers refinancing mortgage loans during the first half of 2015, offset in part by lower originations volume during 2016. Origination fee income was $31.3 million and $28.9 million for the nine months ended September 30, 2016 and 2015, respectively.
General and Administrative
General and administrative expenses increased $19.7 million for the three months ended September 30, 2016 as compared to the same period of 2015 resulting primarily from $14.8 million in additional costs to support efficiency and technology-related initiatives, $5.6 million in higher accruals for loss contingencies and legal expenses primarily related to the cost of defending and resolving legal proceedings, and $4.5 million in additional purchased services driven by the MSP implementation and processing costs as well as other business initiatives, partially offset by $4.6 million in lower curtailment expense and $4.6 million in lower advertising costs due to a decrease in mail solicitations and internet lead generation due to a strategy shift in lead acquisition.

General and administrative expenses increased $14.4 million for the nine months ended September 30, 2016 as compared to the same period of 2015 resulting primarily from $29.7 million in additional costs to support efficiency and technology-related initiatives including the MSP conversion in the second quarter of 2016, $11.2 million in higher legal accruals for loss contingencies and legal expenses primarily related to the cost of defending and resolving legal proceedings, $6.7 million in additional purchased services driven by the MSP implementation and processing costs as well as other business initiatives, and $5.1 million in higher information technology maintenance costs, partially offset by $15.4 million in lower curtailment expense, $15.4 million in lower advertising costs primarily due to a decrease in mail solicitations and internet lead generation due to a strategy shift in lead acquisition, and an $8.9 million reduction in our representations and warranties reserve related to a change in estimate as described in further detail in the Originations segment results.
Salaries and Benefits
Salaries and benefits decreased $8.9 million and $33.0 million during the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, primarily due to a decrease in compensation, benefits and incentives resulting from a lower average headcount, a decrease in commissions due to lower originations volume, and a decrease in share-based compensation due to higher forfeitures, partially offset by an increase in severance. Headcount decreased by approximately 900 full-time employees from approximately 5,900 at September 30, 2015 to approximately 5,000 at September 30, 2016.
Goodwill and Intangible Assets Impairment
We incurred $91.0 million and $306.4 million in goodwill impairment charges in our Servicing segment during the three and nine months ended September 30, 2016, respectively, as a result of evaluations performed in the second and third quarters of 2016. In addition, we incurred $6.7 million in intangible assets impairment charges in our Reverse Mortgage segment as a result of an evaluation performed in the third quarter of 2016. Refer to Note 7 to the Consolidated Financial Statements for further information.
We incurred $56.5 million in goodwill impairment charges in our Reverse Mortgage segment during the nine months ended September 30, 2015 as a result of an evaluation performed in the second quarter of 2015. As a result of these impairment charges, the Reverse Mortgage reporting unit no longer has goodwill.
Interest Expense
We incur interest expense on our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt issued by the Residual Trusts, all of which are accounted for at amortized cost. Interest expense decreased $16.3 million for the nine months ended September 30, 2016 as compared to the same period of 2015 driven by a decrease in interest expense related to mortgage-backed debt primarily as a result of the sale of our residual interest in seven of the Residual Trusts in April 2015, which required the deconsolidation of the related mortgage-backed debt, and the runoff of the overall related mortgage loan portfolio. Refer to the Liquidity and Capital Resources section below for additional information on our debt.

Provided below is a summary of the average balances of our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
Corporate debt (1)
Interest expense	$36,986	$38,378	$(1,392)	$108,803	$112,204	$(3,401)
Average balance (4)	2,167,598	2,267,256	(99,658)	2,177,966	2,268,233	(90,267)
Annualized average rate	6.83%	6.77%	0.06%	6.66%	6.60%	0.06%

Servicing advance liabilities (2)
Interest expense	$9,608	$9,714	$(106)	$31,899	$30,385	$1,514
Average balance (4)	992,338	1,228,972	(236,634)	1,146,433	1,272,349	(125,916)
Annualized average rate	3.87%	3.16%	0.71%	3.71%	3.18%	0.53%

Master repurchase agreements (3)
Interest expense	$11,704	$11,053	$651	$31,771	$31,030	$741
Average balance (4)	1,321,527	1,540,823	(219,296)	1,223,034	1,497,058	(274,024)
Annualized average rate	3.54%	2.87%	0.67%	3.46%	2.76%	0.70%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$7,004	$7,583	$(579)	$21,477	$36,645	$(15,168)
Average balance (5)	449,848	487,629	(37,781)	459,578	754,248	(294,670)
Annualized average rate	6.23%	6.22%	0.01%	6.23%	6.48%	(0.25)%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Servicing advance liabilities and mortgage-backed debt of the Residual Trusts are held by our Servicing segment.

(3)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(4)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(5)	Average balance for mortgage-backed debt of the Residual Trusts is calculated as the average carrying value at the beginning of each month during the period.
Depreciation and Amortization
Depreciation and amortization decreased $4.1 million and $7.8 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods of 2015, respectively, primarily due to lower amortization resulting from certain intangible assets having reached the end of their estimated useful lives.
Net Gains on Extinguishment
Net gains on extinguishment of $13.7 million and $14.7 million for the three and nine months ended September 30, 2016, respectively, are primarily attributable to the repurchase of a portion of our Convertible Notes with a carrying value of $39.3 million during the third quarter of 2016, which resulted in a gain of $14.5 million, offset in part by a loss on extinguishment related to the 2013 Revolver.
Other Net Fair Value Gains (Losses)
Other net fair value gains (losses) decreased $4.4 million and $9.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods of 2015, respectively, due primarily to higher net fair value losses on the assets and liabilities of the Non-Residual Trusts during 2016.

Other Gains (Losses)
Other gains of $12.1 million and $21.0 million for the three and nine months ended September 30, 2015, respectively, include an $8.9 million realized gain recognized on the sale of a trading security and a $3.1 million gain for consideration received from the contribution of 100% of the equity of Marix to WCO. In the third quarter of 2015, we received and subsequently sold a trading security as consideration for the sale of the excess servicing spread associated with certain servicing rights. In addition, other gains for the nine months ended September 30, 2015 include an $11.8 million gain recognized on the sale of an investment accounted for using the equity method in the first quarter of 2015 and a $2.8 million loss recognized on the sale of our residual interests in the second quarter of 2015.
Income Tax Benefit
We calculate income tax benefit based on our estimated annual effective tax rate, which takes into account all expected ordinary activity for the calendar year. Our effective tax rate will always differ from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses.
The variances in income tax benefit are due primarily to the changes in loss before income taxes and the impairment of goodwill, as described above. We calculated the tax benefit related to the loss before income taxes for the nine months ended September 30, 2016 and 2015 based on our estimated annual effective tax rate, which takes into account all expected ordinary activity for the 2016 and 2015 years, respectively. This effective tax rate differs from the statutory rate of 35% primarily as a result of the non-deductible goodwill impairment and the impact of state and local taxes.
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
Adjusted Earnings (Loss) is defined as net income (loss) with respect to the consolidated entity and income (loss) before income taxes at the segment level plus changes in fair value due to changes in valuation inputs and other assumptions; certain depreciation and amortization costs related to the increased basis in assets (including servicing rights and sub-servicing contracts) acquired within business combination transactions (or step-up depreciation and amortization); goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries; share-based compensation expense; non-cash interest expense; restructuring and exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily including severance; gain or loss on extinguishment of debt; the net impact of the Non-Residual Trusts; transaction and integration costs; and certain non-recurring costs. Adjusted Earnings (Loss) excludes unrealized changes in fair value of MSRs that are based on projections of expected future cash flows and prepayments. Adjusted Earnings (Loss) includes both cash and non-cash gains from mortgage loan origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Earnings (Loss) includes cash generated from reverse mortgage origination activities. Adjusted Earnings (Loss) may from time to time also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors with a supplemental means of evaluating our operating performance.

Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as net income (loss) with respect to the consolidated entity and income (loss) before income taxes at the segment level plus: amortization of servicing rights and other fair value adjustments; interest expense on corporate debt; depreciation and amortization; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries; share-based compensation expense; restructuring and exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily the net provision for the repurchase of loans sold; non-cash interest income; severance; gain or loss on extinguishment of debt; interest income on unrestricted cash and cash equivalents; the net impact of the Non-Residual Trusts; the provision for loan losses; Residual Trust cash flows; transaction and integration costs; servicing fee economics; and certain non-recurring costs. Adjusted EBITDA includes both cash and non-cash gains from mortgage loan origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.
The Company intends to revise its method of calculating Adjusted Earnings (Loss) beginning with its Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for the step-up depreciation and amortization adjustment, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and sub-servicing contracts) acquired within business combination transactions.
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

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect certain tax payments that represent reductions in cash available to us;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect non-cash compensation that is and will remain a key element of our overall long-term incentive compensation package;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect the change in fair value due to changes in valuation inputs and other assumptions;

•	Adjusted EBITDA does not reflect the change in fair value resulting from the realization of expected cash flows; and

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

The following tables reconcile Adjusted Loss and Adjusted EBITDA to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted Loss and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Nine Months Ended September 30, 2016
Net loss	$(506,929)
Adjust for income tax benefit	(309,729)
Loss before income taxes	(816,658)
Adjustments to loss before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions (1)	385,826
Goodwill and intangible assets impairment	313,128
Step-up depreciation and amortization (2)	31,643
Restructuring and exit costs (3)	11,382
Non-cash interest expense	9,460
Share-based compensation expense	7,656
Fair value to cash adjustment for reverse loans (4)	(2,507)
Legal and regulatory matters	2,196
Other (5)	22,955
Sub-total	781,739
Adjusted Loss	$(34,919)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans.

(2)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(3)
Restructuring and exit costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring and exit costs incurred in the nine months ended September 30, 2016 include those relating to our exit from the consumer retail channel of the Originations segment and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 8 to the Consolidated Financial Statements.

(4)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(5)	Includes severance, gain on extinguishment of debt, the net impact of the Non-Residual Trusts, transaction and integration costs, and certain non-recurring costs.

Adjusted EBITDA

For the Nine Months Ended September 30, 2016
Net loss	$(506,929)
Adjust for income tax benefit	(309,729)
Loss before income taxes	(816,658)
EBITDA Adjustments
Amortization of servicing rights and other fair value adjustments (1)	586,899
Goodwill and intangible assets impairment	313,128
Interest expense	115,125
Depreciation and amortization	45,543
Restructuring and exit costs (2)	11,382
Share-based compensation expense	7,656
Fair value to cash adjustment for reverse loans (3)	(2,507)
Legal and regulatory matters	2,196
Other (4)	16,832
Sub-total	1,096,254
Adjusted EBITDA	$279,596
__________

(1)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(2)
Restructuring and exit costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring and exit costs incurred in the nine months ended September 30, 2016 include those relating to our exit from the consumer retail channel of the Originations segment and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 8 to the Consolidated Financial Statements.

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
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Refer below for further information on the results of operations for our Servicing, Originations and Reverse Mortgage segments. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes, refer to Note 14 to the Consolidated Financial Statements.

Reconciliation of GAAP Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(161,581)	$51,672	$(23,023)	$(25,251)	$(158,183)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	26,672	—	—	—	26,672
Goodwill and intangible assets impairment	90,981	—	6,735	—	97,716
Step-up depreciation and amortization	6,632	156	966	—	7,754
Restructuring and exit costs	1,396	(16)	160	1,102	2,642
Non-cash interest expense	829	—	—	2,835	3,664
Step-up amortization of sub-servicing rights	4,335	—	—	—	4,335
Share-based compensation expense	1,178	357	157	259	1,951
Fair value to cash adjustment for reverse loans	—	—	690	—	690
Other	11,842	3,488	1,961	(14,666)	2,625
Total adjustments	143,865	3,985	10,669	(10,470)	148,049
Adjusted Earnings (Loss)	(17,716)	55,657	(12,354)	(35,721)	(10,134)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	61,170	—	432	—	61,602
Interest expense on debt	1,518	—	—	34,152	35,670
Depreciation and amortization	5,690	2,185	951	—	8,826
Other	(2,215)	119	32	(146)	(2,210)
Total adjustments	66,163	2,304	1,415	34,006	103,888
Adjusted EBITDA	$48,447	$57,961	$(10,939)	$(1,715)	$93,754

	For the Nine Months Ended September 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(773,928)	$113,688	$(44,940)	$(111,478)	$(816,658)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	385,826	—	—	—	385,826
Goodwill and intangible assets impairment	306,393	—	6,735	—	313,128
Step-up depreciation and amortization	19,967	608	2,755	—	23,330
Restructuring and exit costs	7,403	2,083	567	1,329	11,382
Non-cash interest expense	818	—	—	8,642	9,460
Step-up amortization of sub-servicing rights	8,313	—	—	—	8,313
Share-based compensation expense	5,119	590	1,080	867	7,656
Fair value to cash adjustment for reverse loans	—	—	(2,507)	—	(2,507)
Legal and regulatory matters	2,196	—	—	—	2,196
Other	18,215	5,003	4,407	(4,670)	22,955
Total adjustments	754,250	8,284	13,037	6,168	781,739
Adjusted Earnings (Loss)	(19,678)	121,972	(31,903)	(105,310)	(34,919)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	191,422	—	1,338	—	192,760
Interest expense on debt	5,504	—	—	100,161	105,665
Depreciation and amortization	13,840	6,326	2,037	10	22,213
Other	(3,317)	(3,093)	86	201	(6,123)
Total adjustments	207,449	3,233	3,461	100,372	314,515
Adjusted EBITDA	$187,771	$125,205	$(28,442)	$(4,938)	$279,596

	For the Three Months Ended September 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(152,822)	$36,518	$22,543	$(37,797)	$(131,558)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	147,900	—	—	—	147,900
Step-up depreciation and amortization	6,945	5,068	1,329	—	13,342
Restructuring and exit costs	3,756	664	973	127	5,520
Non-cash interest expense	375	—	—	2,759	3,134
Step-up amortization of sub-servicing rights	4,737	—	—	—	4,737
Share-based compensation expense	3,346	1,487	929	154	5,916
Fair value to cash adjustment for reverse loans	—	—	(27,441)	—	(27,441)
Legal and regulatory matters	—	—	2,158	—	2,158
Curtailment expense	—	—	450	—	450
Other	335	137	26	2,188	2,686
Total adjustments	167,394	7,356	(21,576)	5,228	158,402
Adjusted Earnings (Loss)	14,572	43,874	967	(32,569)	26,844

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	68,098	—	499	—	68,597
Interest expense on debt	2,270	—	1	35,612	37,883
Depreciation and amortization	4,492	2,136	672	4	7,304
Other	(232)	4,950	76	22	4,816
Total adjustments	74,628	7,086	1,248	35,638	118,600
Adjusted EBITDA	$89,200	$50,960	$2,215	$3,069	$145,444

	For the Nine Months Ended September 30, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(121,198)	$111,281	$(81,874)	$(104,444)	$(196,235)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	157,312	—	—	—	157,312
Goodwill and intangible assets impairment	—	—	56,539	—	56,539
Step-up depreciation and amortization	20,912	6,856	3,985	—	31,753
Restructuring and exit costs	5,739	985	973	851	8,548
Non-cash interest expense	1,493	—	—	7,983	9,476
Step-up amortization of sub-servicing rights	14,564	—	—	—	14,564
Share-based compensation expense	8,474	3,737	1,749	385	14,345
Fair value to cash adjustment for reverse loans	—	—	(7,647)	—	(7,647)
Legal and regulatory matters	2,218	—	5,020	—	7,238
Curtailment expense	—	—	23,012	—	23,012
Other	1,583	559	456	6,470	9,068
Total adjustments	212,295	12,137	84,087	15,689	324,208
Adjusted Earnings (Loss)	91,097	123,418	2,213	(88,755)	127,973

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	184,019	—	1,576	—	185,595
Interest expense on debt	6,987	—	2	104,187	111,176
Depreciation and amortization	13,410	6,227	1,970	11	21,618
Other	(5,640)	7,493	175	109	2,137
Total adjustments	198,776	13,720	3,723	104,307	320,526
Adjusted EBITDA	$289,873	$137,138	$5,936	$15,552	$448,499

Servicing
Provided below is a summary of results of operations, Adjusted Earnings (Loss) and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Net servicing revenue and fees
Third parties	$104,474	$(12,094)	$116,568	n/m	$16,738	$279,387	$(262,649)	(94)%
Intercompany	2,999	2,235	764	34%	9,216	7,018	2,198	31%
Total net servicing revenue and fees	107,473	(9,859)	117,332	n/m	25,954	286,405	(260,451)	(91)%
Interest income on loans	11,320	12,397	(1,077)	(9)%	35,315	62,487	(27,172)	(43)%
Insurance revenue	10,000	8,763	1,237	14%	31,644	34,323	(2,679)	(8)%
Intersegment retention revenue	9,772	6,969	2,803	40%	30,766	23,508	7,258	31%
Net gains (losses) on sales of loans	(2,271)	(2,286)	15	(1)%	(7,998)	1,418	(9,416)	n/m
Other revenues	12,579	15,202	(2,623)	(17)%	42,750	41,004	1,746	4%
Total revenues	148,873	31,186	117,687	377%	158,431	449,145	(290,714)	(65)%
General and administrative and allocated indirect expenses	123,018	94,398	28,620	30%	330,444	267,464	62,980	24%
Goodwill impairment	90,981	—	90,981	n/m	306,393	—	306,393	n/m
Salaries and benefits	66,980	68,120	(1,140)	(2)%	205,075	202,476	2,599	1%
Interest expense	16,657	17,303	(646)	(4)%	53,549	67,062	(13,513)	(20)%
Depreciation and amortization	12,322	11,437	885	8%	33,807	34,322	(515)	(2)%
Other expenses, net	(298)	1,474	(1,772)	(120)%	1,991	4,608	(2,617)	(57)%
Total expenses	309,660	192,732	116,928	61%	931,259	575,932	355,327	62%
Other net fair value losses	(644)	(213)	(431)	202%	(418)	(545)	127	(23)%
Other	(150)	8,937	(9,087)	(102)%	(682)	6,134	(6,816)	(111)%
Total other gains (losses)	(794)	8,724	(9,518)	(109)%	(1,100)	5,589	(6,689)	(120)%
Loss before income taxes	(161,581)	(152,822)	(8,759)	6%	(773,928)	(121,198)	(652,730)	n/m
Adjustments to loss
Changes in fair value due to changes in valuation inputs and other assumptions	26,672	147,900	(121,228)	(82)%	385,826	157,312	228,514	145%
Goodwill impairment	90,981	—	90,981	n/m	306,393	—	306,393	n/m
Step-up depreciation and amortization	6,632	6,945	(313)	(5)%	19,967	20,912	(945)	(5)%
Step-up amortization of sub-servicing rights	4,335	4,737	(402)	(8)%	8,313	14,564	(6,251)	(43)%
Restructuring and exit costs	1,396	3,756	(2,360)	(63)%	7,403	5,739	1,664	29%
Share-based compensation expense	1,178	3,346	(2,168)	(65)%	5,119	8,474	(3,355)	(40)%
Legal and regulatory matters	—	—	—	—%	2,196	2,218	(22)	(1)%
Non-cash interest expense	829	375	454	121%	818	1,493	(675)	(45)%
Other	11,842	335	11,507	n/m	18,215	1,583	16,632	n/m
Total adjustments	143,865	167,394	(23,529)	(14)%	754,250	212,295	541,955	255%
Adjusted Earnings (Loss)	(17,716)	14,572	(32,288)	(222)%	(19,678)	91,097	(110,775)	(122)%
EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	61,170	68,098	(6,928)	(10)%	191,422	184,019	7,403	4%
Depreciation and amortization	5,690	4,492	1,198	27%	13,840	13,410	430	3%
Interest expense on debt	1,518	2,270	(752)	(33)%	5,504	6,987	(1,483)	(21)%
Other	(2,215)	(232)	(1,983)	n/m	(3,317)	(5,640)	2,323	(41)%
Total adjustments	66,163	74,628	(8,465)	(11)%	207,449	198,776	8,673	4%
Adjusted EBITDA	$48,447	$89,200	$(40,753)	(46)%	$187,771	$289,873	$(102,102)	(35)%

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
Provided below are summaries of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	2,087,618	$244,124,312	2,142,689	$234,905,729
Loan sales with servicing retained	48,558	10,336,625	64,964	14,447,066
Other new business added (2)	93,475	16,053,749	126,438	22,753,658
Sales	(26,598)	(5,867,129)	—	—
Payoffs and other reductions, net (2) (3)	(222,980)	(31,900,449)	(222,862)	(28,909,388)
Balance at end of the period (4)	1,980,073	232,747,108	2,111,229	243,197,065
On-balance sheet residential loans and real estate owned (5)	34,845	2,287,944	36,369	2,368,012
Total mortgage loan servicing portfolio	2,014,918	$235,035,052	2,147,598	$245,565,077
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

(3)
Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $4.6 billion and $4.9 billion for the nine months ended September 30, 2016 and 2015, respectively.

(4)
Excludes the impact of the sale of servicing rights during the nine months ended September 30, 2016 associated with 7,481 accounts and $1.7 billion in unpaid principal balance as we continue to service these loans as sub-servicer until the expected release of servicing in the fourth quarter of 2016.

(5)	On-balance sheet residential loans and real estate owned primarily includes mortgage loans held for sale as well as assets of the Non-Residual Trusts and Residual Trusts.
The annualized portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, net of recapture, of the total mortgage loan portfolio was 15.39% and 14.57% for the nine months ended September 30, 2016 and 2015, respectively.
Provided below are summaries of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	At September 30, 2016
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,619,153	$221,829,407	0.26%	11.14%
Second lien mortgages	151,831	4,900,645	0.46%	4.61%
Manufactured housing and other	209,089	6,017,056	1.09%	9.84%
Total accounts serviced for third parties (3) (4)	1,980,073	232,747,108	0.29%	10.97%
On-balance sheet residential loans and real estate owned (5)	34,845	2,287,944		11.99%
Total mortgage loan servicing portfolio	2,014,918	$235,035,052		10.98%

	At December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,676,307	$231,637,730	0.27%	9.09%
Second lien mortgages	179,594	5,823,302	0.46%	3.41%
Manufactured housing and other	231,717	6,663,280	1.09%	6.42%
Total accounts serviced for third parties (3) (4)	2,087,618	244,124,312	0.30%	8.88%
On-balance sheet residential loans and real estate owned (5)	36,857	2,439,806		5.07%
Total mortgage loan servicing portfolio	2,124,475	$246,564,118		8.85%
__________

(1)	The weighted average contractual servicing fee is calculated as the annual average servicing fee divided by the ending unpaid principal balance.

(2)
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

(3)
Consists of $178.6 billion and $54.2 billion in unpaid principal balance associated with servicing and sub-servicing contracts, respectively, at September 30, 2016 and $194.8 billion and $49.3 billion, respectively, at December 31, 2015.

(4)
    Includes $5.6 billion and $6.6 billion in unpaid principal balance of sub-servicing performed for WCO at September 30, 2016 and December 31, 2015, respectively, and $5.1 billion and $1.7 billion associated with servicing rights sold to WCO at September 30, 2016 and December 31, 2015, respectively. Refer to Note 17 to the Consolidated Financial Statements for further information.

(5)
Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees. The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment.

The unpaid principal balance of our third-party servicing portfolio decreased $11.4 billion at September 30, 2016 as compared to December 31, 2015 primarily due to runoff of the portfolio and the sale of servicing rights for which we did not retain sub-servicing, partially offset by our originations sales with servicing retained as well as servicing and sub-servicing portfolio acquisitions. Sub-servicing portfolio acquisitions include servicing acquired through the RCS asset acquisition and sub-servicing performed for WCO. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $151.9 million can be attributed to a decrease in mortgage loans held for sale of $157.5 million due to lower originations volume, and portfolio runoff of the assets held by the Residual and Non-Residual Trusts, offset in part by an increase in delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae.
The delinquencies associated with our third-party servicing portfolio increased at September 30, 2016 as compared to December 31, 2015 resulting from an increase in loans that were 30 to 60 days past due. The delinquencies associated with our on-balance sheet residential loans and real estate owned have increased due to an increase in delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae, combined with the aforementioned increase in the 30 to 60 day past due loans.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Servicing fees	$171,249	$178,702	$(7,453)	(4)%	$523,215	$524,732	$(1,517)	—%
Incentive and performance fees	14,729	19,361	(4,632)	(24)%	47,818	70,976	(23,158)	(33)%
Ancillary and other fees	22,807	22,714	93	—%	71,439	69,840	1,599	2%
Servicing revenue and fees	208,785	220,777	(11,992)	(5)%	642,472	665,548	(23,076)	(3)%
Changes in valuation inputs or other assumptions (1)	(25,922)	(158,251)	132,329	(84)%	(412,095)	(173,499)	(238,596)	138%
Other changes in fair value (2)	(60,114)	(66,678)	6,564	(10)%	(188,014)	(179,524)	(8,490)	5%
Change in fair value of servicing rights	(86,036)	(224,929)	138,893	(62)%	(600,109)	(353,023)	(247,086)	70%
Amortization of servicing rights	(5,391)	(6,157)	766	(12)%	(11,721)	(19,058)	7,337	(38)%
Change in fair value of servicing rights related liabilities (3)	(9,885)	450	(10,335)	n/m	(4,688)	(7,062)	2,374	(34)%
Net servicing revenue and fees	$107,473	$(9,859)	$117,332	n/m	$25,954	$286,405	$(260,451)	(91)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)
Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $5.0 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $12.0 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Servicing fees decreased $7.5 million and $1.5 million during the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, primarily due to runoff of the servicing portfolio, the sale of servicing rights for which we did not retain sub-servicing, and a decline in the average servicing fee, partially offset by portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities. Average loans serviced decreased by $4.0 billion, or 2%, for the three months ended September 30, 2016 as compared to the same period of 2015. Average loans serviced increased $5.3 billion, or 2%, for the nine months ended September 30, 2016 as compared to the same period of 2015.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Fees earned under HAMP decreased $2.7 million and $10.8 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, due primarily to lower fees for maintenance of performing modified loans no longer eligible for HAMP incentive fees and, to a lesser extent, a lower volume of completed modifications. Fees earned under HAMP will continue to decrease as a result of the scheduled termination of HAMP in December 2016. Modification fees decreased $1.0 million and $6.8 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, due primarily to a lower volume of completed modifications. In addition, asset recovery income decreased $0.7 million and $4.9 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, as a result of lower gross collections due primarily to runoff of the related loans managed for third parties by the Servicing segment and reaching the statute of limitations. Incentives relating to the performance of certain loan pools serviced by us decreased $0.1 million and $0.7 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively. We expect incentives relating to the performance of loan pools serviced by us to decline as a result of market and other factors, including changes in incentive programs, runoff of the related loan portfolio and improving economic conditions, which may reduce the opportunity to earn these incentives.

Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
Average unpaid principal balance of loans serviced (1)	$241,485,090	$245,468,475	$(3,983,385)	$248,591,780	$243,272,016	$5,319,764
Annualized average servicing fee (2)	0.28%	0.29%	(0.01)%	0.28%	0.29%	(0.01)%
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
The decrease in average servicing fee of one basis point for the three and nine months ended September 30, 2016 as compared to the same periods of 2015 related primarily to a shift in our third-party servicing portfolio from servicing to sub-servicing as well as an overall increase in delinquencies.
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	September 30, 2016	December 31, 2015	Variance
Servicing rights at fair value	$1,195,014	$1,682,016	$(487,002)
Unpaid principal balance of accounts serviced	168,582,554	183,506,006	(14,923,452)
Inputs and assumptions
Weighted-average remaining life in years	5.2	6.3	(1.1)
Weighted-average stated borrower interest rate on underlying collateral	3.92%	4.31%	(0.39)%
Weighted-average discount rate	11.67%	10.88%	0.79%
Weighted-average conditional prepayment rate	13.07%	9.94%	3.13%
Weighted-average conditional default rate	1.03%	1.06%	(0.03)%
We recognized a reduction in the fair value of servicing rights during the nine months ended September 30, 2016 comprised of a loss of $412.1 million in changes in valuation inputs or other assumptions and a loss of $188.0 million in other changes in fair value, which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The loss resulting from changes in valuation inputs or other assumptions during the nine months ended September 30, 2016 was due primarily to an increase in discount rates and a higher assumed conditional prepayment rate at September 30, 2016 as compared to December 31, 2015 resulting from lower interest rates and forward projections of interest rate curves.
The change in fair value of servicing rights resulting from the realization of expected cash flows resulted in a lower loss of $6.6 million for the three months ended September 30, 2016 as compared to the same period of 2015 due primarily to reduced runoff relating to a smaller capitalized servicing portfolio resulting from recent sales, offset in part by higher prepayment speeds resulting from lower interest rates.
The change in fair value of servicing rights resulting from the realization of expected cash flows resulted in a higher loss of $8.5 million for the nine months ended September 30, 2016 as compared to the same period of 2015 due primarily to increased runoff of the servicing portfolio in early 2016 relating to higher prepayment speeds resulting from lower interest rates.

Servicing Rights Related Liabilities
The change in fair value of servicing rights related liabilities resulted in a higher loss of $10.3 million for the three months ended September 30, 2016 as compared to the same period of 2015 was due primarily to significantly higher servicing related liabilities due to the completion of additional excess servicing spread and servicing rights financing transactions and higher interest expense, offset in part by a higher assumed conditional prepayment rate resulting from lower interest rates.
The change in fair value of servicing rights related liabilities resulted in a lower loss of $2.4 million for the nine months ended September 30, 2016 as compared to the same period of 2015 was due primarily to a higher assumed conditional prepayment rate resulting from the low interest rate environment, partially offset by higher interest expense driven by additional financing transactions completed since September 2015.
Interest Income on Loans
Interest income on loans decreased $27.2 million for the nine months ended September 30, 2016 as compared to the same period of 2015 primarily due to the sale of our residual interests in April 2015, runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees the Servicing segment charges to our Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right. The increase in intersegment retention revenue of $2.8 million and $7.3 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, was due primarily to a higher fee per origination charged by the Servicing segment beginning in 2016 to reflect current market pricing.
Net Gains (Losses) on Sales of Loans
Net gains or losses on sales of loans include realized and unrealized gains and losses on loans as well as the changes in fair value of our IRLCs and other freestanding derivatives. A substantial portion of the gain or loss on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes an estimate of the fair value of the servicing right we expect to receive upon sale of the loan.
The Originations segment recognizes the initial fair value of the entire commitment, including the servicing rights component, on the date of the commitment, while the Servicing segment recognizes the change in fair value of the servicing rights component of our IRLCs and loans held for sale that occurs subsequent to the date of our commitment through the sale of the loan. Net gains (losses) on sale of loans for the Servicing segment consist of this change in fair value as well as net gains or losses on sales of loans to third parties. Net gains (losses) on sales of loans decreased $9.4 million for the nine months ended September 30, 2016 as compared to the same period of 2015 primarily due to interest rate declines from the time of the rate lock through the time a loan is closed.
Other Revenues
Other revenues decreased $2.6 million for the three months ended September 30, 2016 as compared to the same period of 2015 primarily as a result of $3.9 million in lower fair value gains relating to charged-off loans resulting from lower variances between actual and expected collections over time, partially offset by $1.3 million in higher other interest income.
Other revenues increased $1.7 million for the nine months ended September 30, 2016 as compared to the same period of 2015 primarily as a result of $3.3 million in higher other interest income, offset in part by $1.5 million in lower fair value gains relating to charged-off loans resulting from lower variances between actual and expected collections over time.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $28.6 million and $63.0 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, resulting primarily from $7.8 million and $21.1 million, respectively, in additional costs to support efficiency and technology-related initiatives including the MSP conversion in the second quarter of 2016, $6.5 million and $16.1 million, respectively, in higher accruals for loss contingencies and legal expenses primarily related to the cost of defending and resolving legal proceedings, $4.9 million and $5.3 million, respectively, in additional purchased services driven by the MSP implementation and processing costs and other business initiatives, and $1.3 million and $5.1 million, respectively, in higher information technology maintenance costs.

Goodwill Impairment
We incurred $91.0 million and $306.4 million in goodwill impairment charges during the three and nine months ended September 30, 2016, respectively, as a result of evaluations performed in the second and third quarters of 2016, which impacted the Servicing and ARM reporting units. Refer to Note 7 to the Consolidated Financial Statements for further information.
Interest Expense
Interest expense decreased $13.5 million for the nine months ended September 30, 2016 as compared to the same period of 2015 primarily as a result of the sale of our residual interests in April 2015, which required the deconsolidation of the related mortgage-backed debt, offset in part by an increase in expense related to servicing advance liabilities due to a higher average interest rate.
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
Adjusted Earnings (Loss) and Adjusted EBITDA
Provided below is a summary of our Servicing segment's margin (in basis points):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
Annualized Adjusted Earnings (Loss) margin (1)	(3)	2	(5)	(1)	5	(6)
Annualized Adjusted EBITDA margin (1)	8	15	(7)	10	16	(6)
__________

(1)
Margins are calculated by dividing the applicable non-GAAP measure by the average unpaid principal balance of loans serviced during the period as set forth in the table above under Net Servicing Revenue and Fees.

Adjusted Earnings (Loss) margin and Adjusted EBITDA margin decreased by five and seven basis points, respectively, for the three months ended September 30, 2016 as compared to the same period of 2015 primarily due to lower revenues (adjusted for the impact of the change in fair value) per loan serviced and higher expenses per loan serviced. The decrease in revenues per loan serviced is primarily due to the decline in servicing fees and incentive and performance fees, generally in line with portfolio runoff. The increase in expenses per loan serviced is primarily due to higher general and administrative and allocated indirect expenses.
Adjusted Earnings (Loss) margin and Adjusted EBITDA margin each decreased by six basis points for the nine months ended September 30, 2016 as compared to the same period of 2015 primarily due to lower revenues (adjusted for the impact of the change in fair value) per loan serviced and higher expenses per loan serviced. The decrease in revenues per loan serviced is primarily due to the decline in servicing fees, incentive and performance fees, and interest income, generally in line with portfolio runoff. The increase in expenses per loan serviced is primarily due to higher general and administrative and allocated indirect expenses offset in part by lower interest expense.

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Net gains on sales of loans	$123,285	$117,580	$5,705	5%	$311,625	$358,600	$(46,975)	(13)%
Other revenues	10,155	14,446	(4,291)	(30)%	32,301	32,428	(127)	—%
Total revenues	133,440	132,026	1,414	1%	343,926	391,028	(47,102)	(12)%
Salaries and benefits	33,163	38,767	(5,604)	(14)%	93,408	121,467	(28,059)	(23)%
General and administrative and allocated indirect expenses	27,774	32,357	(4,583)	(14)%	74,401	93,731	(19,330)	(21)%
Intersegment retention expense	9,772	6,969	2,803	40%	30,766	23,508	7,258	31%
Interest expense	8,718	10,211	(1,493)	(15)%	24,729	27,958	(3,229)	(12)%
Depreciation and amortization	2,341	7,204	(4,863)	(68)%	6,934	13,083	(6,149)	(47)%
Total expenses	81,768	95,508	(13,740)	(14)%	230,238	279,747	(49,509)	(18)%
Income before income taxes	51,672	36,518	15,154	41%	113,688	111,281	2,407	2%

Adjustments to income
Restructuring and exit costs	(16)	664	(680)	(102)%	2,083	985	1,098	111%
Step-up depreciation and amortization	156	5,068	(4,912)	(97)%	608	6,856	(6,248)	(91)%
Share-based compensation expense	357	1,487	(1,130)	(76)%	590	3,737	(3,147)	(84)%
Other	3,488	137	3,351	n/m	5,003	559	4,444	795%
Total adjustments	3,985	7,356	(3,371)	(46)%	8,284	12,137	(3,853)	(32)%
Adjusted Earnings	55,657	43,874	11,783	27%	121,972	123,418	(1,446)	(1)%

EBITDA adjustments
Depreciation and amortization	2,185	2,136	49	2%	6,326	6,227	99	2%
Other	119	4,950	(4,831)	(98)%	(3,093)	7,493	(10,586)	(141)%
Total adjustments	2,304	7,086	(4,782)	(67)%	3,233	13,720	(10,487)	(76)%
Adjusted EBITDA	$57,961	$50,960	$7,001	14%	$125,205	$137,138	$(11,933)	(9)%

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$3,711,254	$3,671,766	$3,766,945	$4,523,989	$5,089,333	$5,344,220
Consumer	1,991,016	1,616,508	1,602,796	1,644,160	1,625,948	1,674,207
Wholesale (2)	72,831	3,417	—	—	—	—
Retail (3)	—	—	—	165,623	151,735	167,775
Total	$5,775,101	$5,291,691	$5,369,741	$6,333,772	$6,867,016	$7,186,202

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
	Locked Volume (1)	Funded Volume	Sold Volume	Locked Volume (1)	Funded Volume	Sold Volume
Correspondent	$10,373,503	$10,020,528	$10,042,879	$14,001,723	$13,935,924	$13,834,431
Consumer	5,205,788	4,970,836	5,043,170	5,134,562	5,227,300	5,205,129
Wholesale (2)	72,831	3,417	—	—	—	—
Retail (3)	10,923	14,883	64,667	446,215	400,988	385,289
Total	$15,663,045	$15,009,664	$15,150,716	$19,582,500	$19,564,212	$19,424,849
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

(2)	During the third quarter of 2016 we re-entered the wholesale channel to expand our non-HARP customer base.

(3)	We exited the consumer retail channel in January 2016.
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

Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Realized gains on sales of loans	$88,693	$50,456	$38,237	76%	$243,560	$130,517	$113,043	87%
Change in unrealized gains on loans held for sale	(5,775)	19,241	(25,016)	(130)%	8,641	4,981	3,660	73%
Gains on interest rate lock commitments (1)	3,669	21,823	(18,154)	(83)%	30,683	6,047	24,636	n/m
Losses on forward sales commitments (1)	(6,082)	(72,448)	66,366	(92)%	(116,419)	(39,161)	(77,258)	197%
Gains (losses) on MBS purchase commitments (1)	(18,301)	4,877	(23,178)	(475)%	(31,574)	(13,909)	(17,665)	127%
Capitalized servicing rights	53,851	85,215	(31,364)	(37)%	158,053	242,653	(84,600)	(35)%
Provision for repurchases	(3,221)	(6,454)	3,233	(50)%	(11,658)	(13,011)	1,353	(10)%
Interest income	10,484	14,870	(4,386)	(29)%	30,372	40,483	(10,111)	(25)%
Other	(33)	—	(33)	n/m	(33)	—	(33)	n/m
Net gains on sales of loans	$123,285	$117,580	$5,705	5%	$311,625	$358,600	$(46,975)	(13)%
__________

(1)
Realized losses on freestanding derivatives were $40.4 million and $15.6 million for the three months ended September 30, 2016 and 2015, respectively, and $129.8 million and $42.4 million for the nine months ended September 30, 2016 and 2015, respectively.

The increase in net gains on sales of loans for the three months ended September 30, 2016 as compared to the same period of 2015 was primarily due to a channel mix shift to the higher margin consumer channel, partially offset by lower volume of locked loans. The decrease in net gains on sales of loans for the nine months ended September 30, 2016 as compared to the same period of 2015 was primarily due to a lower volume of locked loans, partially offset by a shift in mix from the lower margin correspondent channel to the higher margin consumer channel during the 2016 period. The decline in volume is largely due to an increase in market competition, lower HARP volume, and a slight market shift towards more home purchase volume as opposed to refinancing volume. We had lower capitalized servicing rights during the three and nine months ended September 30, 2016 as compared to the same periods of 2015 due primarily to a lower volume of loans sold with servicing retained, coupled with a reduction in the fair value of servicing rights.
The three and nine months ended September 30, 2016 and 2015 included the benefit of higher margins from HARP, which is scheduled to expire on September 30, 2017. HARP is a federal program of the U.S. that helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing occurred in prior periods.
Provided below is a summary of origination economics for all channels (in basis points):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	Amount	%	2016	2015	Amount	%
Gain on sale of loans (1)	213	186	27	15%	199	183	16	9%
Fee income (2)	19	21	(2)	(10)%	22	17	5	29%
Direct expenses (2)	(123)	(101)	(22)	22%	(128)	(107)	(21)	20%
Direct margin	109	106	3	3%	93	93	—	—%
__________

(1)	Calculated on pull-through adjusted lock volume.

(2)	Calculated on funded volume.
The direct margin remained relatively flat for the three and nine months ended September 30, 2016 as compared to the same periods of 2015. Our correspondent volume represented 66% of total pull-through adjusted locked volume during the nine months ended September 30, 2016 as compared to 72% during the nine months ended September 30, 2015.

Other Revenues
Other revenues, which consist primarily of origination fee income and interest on cash equivalents, decreased $4.3 million for the three months ended September 30, 2016 as compared to the same period of 2015 primarily as a result of $2.9 million in lower origination fee income resulting from a decline in originations volume during 2016.
During the nine months ended September 30, 2016, there was $2.5 million in higher origination fee income within other revenues as compared to the same period of 2015 resulting from the waiver of certain refinancing fees charged to borrowers during the first half of 2015, offset in part by lower originations volume during 2016. In addition, there was $2.2 million in lower other interest income resulting in a relatively flat variance for the nine months ended September 30, 2016 as compared to the same period of 2015.
Salaries and Benefits
Salaries and benefits decreased $5.6 million and $28.1 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, primarily due to a lower average headcount as well a decrease in share-based compensation due to higher forfeitures, partially offset by an increase in severance.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $4.6 million for the three months ended September 30, 2016 as compared to the same periods of 2015 primarily a result of lower loan origination expenses due to a decreased volume of loan fundings and decreased advertising resulting from a decrease in mail solicitations and internet lead generation due to a strategy shift in lead acquisition.
General and administrative and allocated indirect expenses decreased $19.3 million for the nine months ended September 30, 2016 as compared to the same periods of 2015, primarily due to a reserve reduction recorded in the second quarter of 2016 related to the change in estimate of the liability associated with our selling representations and warranties. The reduction is primarily due to adjustments to certain assumptions based on recently observed trends as compared to historical expectations, primarily relating to loan defect rates and counterparty review probabilities. The remainder of the decrease is due primarily to lower loan origination expenses due to a decreased volume of loan fundings and decreased advertising resulting from a decrease in mail solicitations and internet lead generation due to a strategy shift in lead acquisition.
Intersegment Retention Expense
Intersegment retention expense relates to fees charged by the Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio for which there was a related capitalized servicing right. The increase in intersegment retention expense of $2.8 million and $7.3 million during the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, was due primarily to a higher fee per origination charged by the Servicing segment beginning in 2016 to reflect current market pricing.
Interest Expense
Interest expense decreased $1.5 million and $3.2 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, primarily due to lower average borrowings on master repurchase agreements due to a lower volume of loan fundings, offset partially by higher average cost of debt.
Adjusted Earnings
Adjusted Earnings increased $11.8 million for the three months ended September 30, 2016 as compared to the same period in 2015 due primarily to lower expenses as it relates to headcount and volume-related expenses.
Adjusted Earnings decreased $1.4 million for the nine months ended September 30, 2016 as compared to the same period of 2015 due primarily to lower net gains on sales of loans, offset in part by lower expenses as described above.
Adjusted EBITDA
Adjusted EBITDA increased $7.0 million for the three months ended September 30, 2016 as compared to the same period in 2015 due primarily to lower expenses as described above.
Adjusted EBITDA decreased $11.9 million for the nine months ended September 30, 2016 as compared to the same period of 2015 due primarily to lower net gains on sales of loans, partially offset by lower expenses as described above.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Earnings (Loss) and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Net fair value gains on reverse loans and related HMBS obligations	$18,627	$52,644	$(34,017)	(65)%	$61,485	$90,233	$(28,748)	(32)%
Net servicing revenue and fees	7,155	11,247	(4,092)	(36)%	21,065	34,568	(13,503)	(39)%
Net losses on sales of loans	—	—	—	—%	—	(98)	98	(100)%
Other revenues	1,241	1,504	(263)	(17)%	4,705	4,791	(86)	(2)%
Total revenues	27,023	65,395	(38,372)	(59)%	87,255	129,494	(42,239)	(33)%
General and administrative and allocated indirect expenses	19,832	16,859	2,973	18%	57,794	73,050	(15,256)	(21)%
Salaries and benefits	17,478	22,116	(4,638)	(21)%	51,876	69,619	(17,743)	(25)%
Interest expense	2,941	843	2,098	249%	6,870	3,074	3,796	123%
Depreciation and amortization	1,917	2,001	(84)	(4)%	4,792	5,955	(1,163)	(20)%
Goodwill and intangible assets impairment	6,735	—	6,735	n/m	6,735	56,539	(49,804)	(88)%
Other expenses, net	1,143	1,033	110	11%	3,104	3,131	(27)	(1)%
Total expenses	50,046	42,852	7,194	17%	131,171	211,368	(80,197)	(38)%
Other losses	—	—	—	—%	(1,024)	—	(1,024)	n/m
Income (loss) before income taxes	(23,023)	22,543	(45,566)	(202)%	(44,940)	(81,874)	36,934	(45)%

Adjustments to income (loss)
Fair value to cash adjustment for reverse loans	690	(27,441)	28,131	(103)%	(2,507)	(7,647)	5,140	(67)%
Step-up depreciation and amortization	966	1,329	(363)	(27)%	2,755	3,985	(1,230)	(31)%
Share-based compensation expense	157	929	(772)	(83)%	1,080	1,749	(669)	(38)%
Restructuring and exit costs	160	973	(813)	(84)%	567	973	(406)	(42)%
Goodwill and intangible assets impairment	6,735	—	6,735	n/m	6,735	56,539	(49,804)	(88)%
Curtailment expense	—	450	(450)	(100)%	—	23,012	(23,012)	(100)%
Legal and regulatory matters	—	2,158	(2,158)	(100)%	—	5,020	(5,020)	(100)%
Other	1,961	26	1,935	n/m	4,407	456	3,951	n/m
Total adjustments	10,669	(21,576)	32,245	(149)%	13,037	84,087	(71,050)	(84)%
Adjusted Earnings (Loss)	(12,354)	967	(13,321)	n/m	(31,903)	2,213	(34,116)	n/m

EBITDA adjustments
Depreciation and amortization	951	672	279	42%	2,037	1,970	67	3%
Amortization of servicing rights	432	499	(67)	(13)%	1,338	1,576	(238)	(15)%
Interest expense on debt	—	1	(1)	(100)%	—	2	(2)	(100)%
Other	32	76	(44)	(58)%	86	175	(89)	(51)%
Total adjustments	1,415	1,248	167	13%	3,461	3,723	(262)	(7)%
Adjusted EBITDA	$(10,939)	$2,215	$(13,154)	n/m	$(28,442)	$5,936	$(34,378)	n/m

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

	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the period	56,046	$9,818,400	50,196	$8,626,946
New business added	8,789	1,517,807	9,955	1,555,587
Other additions (1)	—	588,043	—	463,977
Payoffs and sales	(7,144)	(1,508,270)	(5,069)	(1,073,699)
Balance at end of the period	57,691	$10,415,980	55,082	$9,572,811
__________

(1)	Other additions include additions to the principal balance serviced related to draws on lines-of-credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our reverse loan servicing portfolio (dollars in thousands):

	At September 30, 2016		At December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	57,691	$10,415,980	56,046	$9,818,400
On-balance sheet residential loans and real estate owned	63,225	10,366,601	65,187	10,265,726
Total reverse loan servicing portfolio	120,916	$20,782,581	121,233	$20,084,126
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio, which is calculated as the annual average servicing fee divided by the ending unpaid principal balance, was 0.14% at September 30, 2016 and December 31, 2015.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Interest income on reverse loans	$112,838	$110,278	$2,560	2%	$337,063	$325,964	$11,099	3%
Interest expense on HMBS related obligations	(102,879)	(102,078)	(801)	1%	(309,501)	(301,178)	(8,323)	3%
Net interest income on reverse loans and HMBS related obligations	9,959	8,200	1,759	21%	27,562	24,786	2,776	11%

Change in fair value of reverse loans	(16,699)	(57,653)	40,954	(71)%	55,285	(81,154)	136,439	(168)%
Change in fair value of HMBS related obligations	25,367	102,097	(76,730)	(75)%	(21,362)	146,601	(167,963)	(115)%
Net change in fair value on reverse loans and HMBS related obligations	8,668	44,444	(35,776)	(80)%	33,923	65,447	(31,524)	(48)%
Net fair value gains on reverse loans and related HMBS obligations	$18,627	$52,644	$(34,017)	(65)%	$61,485	$90,233	$(28,748)	(32)%

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
Net interest income on reverse loans and HMBS related obligations increased $1.8 million and $2.8 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, primarily as a result of an overall increase in reverse loans compounded by a decrease in HMBS related obligations as a result of an increase in buyouts, partially offset by an increase in nonperforming reverse loans, which have lower interest rates than performing loans. The net change in fair value on reverse loans and HMBS related obligations is comprised of cash generated by origination, purchase, and securitization of HECMs as well as non-cash fair value gains or losses. Cash generated by origination, purchase and securitization of HECMs decreased $7.6 million and $26.4 million during the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, primarily as a result of overall lower origination volumes, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value gains decreased by $28.1 million and $5.1 million during the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, due primarily to a flattening of the interest rate curve in 2016 as compared to 2015. Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rate utilized in the valuation of reverse loans and HMBS related obligations has increased from 25.59% and 24.70%, respectively, at December 31, 2015 to 26.38% and 27.05%, respectively, at September 30, 2016 primarily due to the aging of the portfolio.
Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Funded volume	$255,544	$327,330	$(71,786)	(22)%	$640,568	$1,208,025	$(567,457)	(47)%
Securitized volume (1)	245,628	389,772	(144,144)	(37)%	622,013	1,244,964	(622,951)	(50)%
__________

(1)
Securitized volume includes $101.7 million and $104.0 million of tails securitized for the three months ended September 30, 2016 and 2015, respectively, and $330.6 million and $294.5 million for the nine months ended September 30, 2016 and 2015, respectively. Tail draws associated with the HECM IDL product were $59.5 million and $53.9 million during the three months ended September 30, 2016 and 2015, respectively, and $198.0 million and $136.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Funded and securitized volumes decreased during the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, primarily due to the negative impact of new financial assessment rules and other regulatory changes, and our decision to reduce participation in the correspondent market based on management's assessment of pricing levels in the marketplace.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Servicing fees	$3,530	$3,471	$59	2%	$10,577	$10,272	$305	3%
Incentive and performance fees	2,429	5,732	(3,303)	(58)%	7,123	19,536	(12,413)	(64)%
Ancillary and other fees	1,627	2,543	(916)	(36)%	4,702	6,336	(1,634)	(26)%
Servicing revenue and fees	7,586	11,746	(4,160)	(35)%	22,402	36,144	(13,742)	(38)%
Amortization of servicing rights	(431)	(499)	68	(14)%	(1,337)	(1,576)	239	(15)%
Net servicing revenue and fees	$7,155	$11,247	$(4,092)	(36)%	$21,065	$34,568	$(13,503)	(39)%
The decline in net servicing revenue and fees of $4.1 million and $13.5 million for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, respectively, was due primarily to a decrease in incentive and performance fees for the management of real estate owned. In March 2015, we entered into an agreement with a counterparty to phase out one of our larger arrangements for the management of real estate owned through October 1, 2015.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased by $3.0 million for the three months ended September 30, 2016 as compared to the same period of 2015 due primarily to an increase in curtailment related accruals as a result of longer time periods to complete foreclosure on defaulted loans relative to estimated timelines.
General and administrative and allocated indirect expenses decreased by $15.3 million for the nine months ended September 30, 2016 as compared to the same period of 2015 due primarily to certain regulatory developments during 2015, which led to additional charges around curtailable events and to accrual adjustments associated with legal and regulatory matters outside of the normal course of business. This reduction was offset in part by the impact due to lower provisions recorded on uncollectible receivables and advances in 2015 resulting from improved collections.
Salaries and Benefits
Salaries and benefits expense decreased $4.6 million and $17.7 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, due primarily to lower commissions and bonuses as a result of lower origination volume combined with a lower average headcount.
Goodwill and Intangible Assets Impairment
We incurred $6.7 million in intangible assets impairment charges during the three and nine months ended September 30, 2016 as a result of an evaluation performed in the third quarter of 2016. Refer to Note 7 to the Consolidated Financial Statements for further information.
We incurred $56.5 million in goodwill impairment charges during the nine months ended September 30, 2015 as a result of a goodwill evaluation performed in the second quarter of 2015. As a result of these goodwill charges, the Reverse Mortgage reporting unit no longer has goodwill.
Adjusted Earnings (Loss) and Adjusted EBITDA
Adjusted Loss for the three and nine months ended September 30, 2016 changed from Adjusted Earnings during the respective prior periods by $13.3 million and $34.1 million, and Adjusted EBITDA decreased by $13.2 million and $34.4 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively. The change in these non-GAAP financial measures was due primarily to the decline in cash generated from origination, purchase and securitization of HECMs combined with lower net servicing revenue and fees, plus an increase in general and administrative expenses, partially offset by a decrease in salaries and benefits. The increase in general and administrative expenses during the three months ended September 30, 2016 was primarily due to an increase in curtailment related accruals, as described above. The increase in general and administrative expenses for the nine months ended September 30, 2016 was primarily attributable to the lower provisions recorded on uncollectible receivables and advances in 2015, as described above.

Other Non-Reportable
Other revenues for our Other non-reportable segment consist primarily of asset management advisory fees, investment income and other interest income. Other revenues decreased $0.9 million and $5.0 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015 as a result of $1.2 million and $2.6 million, respectively, in higher losses on our equity-method investment in WCO during the current year periods. In addition, other revenues for the nine months ended September 30, 2015 included $2.7 million related to the settlement of a receivable that was repaid in conjunction with the sale of an investment accounted for using the equity method.
Expenses decreased $6.8 million and $8.2 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, driven by the resolution of certain matters within the Investment Management business and $1.4 million and $3.4 million, respectively, in lower interest expense.
Net gains on extinguishment of debt of $13.7 million and $14.7 million for the three and nine months ended September 30, 2016, respectively, are primarily attributable to the repurchase of a portion of our Convertible Notes with a carrying value of $39.3 million during the third quarter of 2016, which resulted in a gain of $14.5 million, offset in part by a loss on extinguishment related to the 2013 Revolver. Net fair value gains (losses) decreased $4.0 million and $10.0 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, due to higher net fair value losses on the assets and liabilities of the Non-Residual Trusts during 2016. Other gains (losses) decreased $3.1 million and $14.9 million for the three and nine months ended September 30, 2016 as compared to the same periods of 2015, respectively, due to a $3.1 million gain for consideration received from the contribution of 100% of the equity of Marix to WCO during the third quarter of 2015. Additionally, other gains for the nine months ended September 30, 2015 include an $11.8 million gain recognized on the sale of an investment accounted for using the equity method in the first quarter of 2015.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicer licensing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver.
As discussed further below under "Corporate Debt", on August 5, 2016, we entered into an amendment to the 2013 Credit Agreement, which among other things, permanently reduced the aggregate commitments under the 2013 Revolver from $125.0 million to $100.0 million. Under the 2013 Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, we must satisfy both a specified Interest Coverage Ratio and a specified Total Leverage Ratio on a pro forma basis after giving effect to the borrowing. As of September 30, 2016, we did not satisfy both of these ratios, and as a result the maximum amount we would have been able to borrow on the 2013 Revolver was $20.0 million, of which $19.7 million remained available.
At September 30, 2016, we had liquidity of $240.6 million, including cash liquidity of $220.9 million and availability under the 2013 Revolver of $19.7 million. On October 14, 2016 we issued a $7.5 million LOC, which reduced the remaining availability under the 2013 Revolver to $12.2 million. At September 30, 2016, we had contractual obligations, subject to certain conditions and adjustments, to utilize approximately $4.0 million of our liquidity to fund acquisitions of servicing rights, including related servicer and protective advances.
We endeavor to maintain our liquidity at a level sufficient to fund certain known or expected payments and to fund our working capital needs. Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our master repurchase agreements, mortgage loan servicing advance facilities, the 2013 Revolver, issuance of HMBS and excess servicing spread financing arrangements. We may generate additional liquidity through sales of MSRs, any portion thereof, or other assets.

We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow for financial flexibility to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, business and asset acquisitions, cash taxes and cash requirements associated with mandatory clean-up call obligations on the Non-Residual trusts and all required debt service obligations for the next 12 months. We expect that significant acquisitions of servicing rights and other opportunities to grow by acquisition would need to be funded primarily through, or in collaboration with, external capital sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing. Our liquidity outlook assumes we are able to maintain or renew, replace, or resize our existing mortgage loan servicing advance facilities, mortgage loan and reverse loan master repurchase agreements and reverse loan master repurchase agreements to fund repurchases of HECMs with enough capacity to meet projected needs. However, there can be no assurance that these facilities will be available to us in the future. We may access the capital markets from time to time, in public or in private transactions, to augment our liquidity position, fund growth opportunities or for other reasons. We continually monitor our cash flows and liquidity in order to be responsive to changing conditions.
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
Share Repurchase Program
On May 6, 2015, our Board of Directors authorized us to repurchase up to $50.0 million of shares of our common stock during the period beginning on May 11, 2015 and ending on May 31, 2016. Repurchases were made from time to time based upon our discretion through one or more open market or privately negotiated transactions, and pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act. The timing and amounts of any such repurchases depended on a variety of factors, including the market price of our shares and general market and economic conditions. Our share repurchase program expired on May 31, 2016.
We repurchased a total of 2,382,733 shares of common stock pursuant to our share repurchase program, all of which were repurchased during the year ended December 31, 2015, at an aggregate cost of $28.1 million, or an average cost of $11.78 per share. Shares of common stock that we repurchased were canceled and returned to the status of authorized but unissued shares.
Mortgage Loan Servicing Business
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to pay taxes, insurance and foreclosure costs and various other items, referred to as protective advances. Protective advances are required to preserve the collateral underlying the residential loans being serviced. In addition, we advance our own funds to meet contractual payment requirements for credit owners. As a result of bulk servicing right acquisitions in 2013 and 2014, we experienced and continue to incur an elevated level of advance funding requirements. Sub-servicers are generally reimbursed for advances in the month following the advance, so our advance funding requirements may be reduced if we succeed in transitioning to a greater mix of sub-servicing in our portfolio. In the normal course of business, we borrow money from various counterparties who provide us with financing to fund a portion of our mortgage loan related servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Our ability to fund servicing advances is a significant factor that affects our liquidity, and to operate and grow our servicing portfolio we depend upon our ability to secure these types of arrangements on acceptable terms and to renew, replace or resize existing financing facilities as they expire. However, there can be no assurance that these facilities will be available to us in the future. The servicing advance financing agreements that support our servicing operations are discussed below.
Servicing Advance Liabilities
Ditech Financial has four servicing advance facilities through several lenders and an Early Advance Reimbursement Agreement with Fannie Mae, which, in each case, are used to fund servicer and protective advances that are its responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity amount of $1.8 billion at September 30, 2016. This capacity includes $300.0 million two-year term notes under the GTAAFT Facility issued on September 30, 2016, as well as $360.0 million of previously issued one-year term notes that were redeemed on October 17, 2016. Additionally, on October 5, 2016 the GTAAFT Facility was amended to, amongst other things, decrease the maximum permitted principal balance of the variable funding notes from $600.0 million to $400.0 million. See below for additional information regarding the GTAAFT Facility. After giving effect to the issuance of new term notes, the redemption of the existing one-year term notes referenced above and the amendment decreasing the amount available on the variable funding notes, the servicing advance facilities and the Early Advance Reimbursement Agreement have an aggregate capacity amount of $1.2 billion.

After giving effect to the issuance of new term notes, the redemption of the existing one-year term notes and the amendment to the variable funding notes referenced above, the interest rates for the servicing advance facilities and Early Advance Reimbursement Agreement are either fixed or are primarily based on LIBOR plus between 1.85% and 3.92% and have various expiration dates from March 2017 to October 2018. Payments on the amounts due under these agreements are paid from certain proceeds received (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) issuance of new notes or other refinancing transactions. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities, with total borrowing capacity of $1.5 billion at September 30, 2016, or $0.9 billion after giving effect to the aforementioned changes to the GTAAFT Facility, are non-recourse to us.
The servicing advance facilities contain customary events of default and covenants, including, in certain transactions, financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Ditech Financial was in compliance with these financial covenants at September 30, 2016.
GTAAFT Facility
Ditech Financial has a non-recourse servicer advance facility that provides funding for servicer and protective advances made in connection with its servicing of certain Fannie Mae and Freddie Mac mortgage loans. On September 30, 2016, an additional $300.0 million of two-year term notes were issued under this facility. Subsequently, on October 5, 2016, the terms of the variable funding notes issued pursuant to this facility were amended to, among other things, (i) extend the applicable expected repayment date and revolving period for such variable funding notes from October 19, 2016 to October 4, 2017, (ii) decrease the applicable interest rate margins, and (iii) decrease the maximum permitted principal balance of the variable funding notes from $600.0 million in the aggregate to $400.0 million in the aggregate. Further, on October 17, 2016, $360.0 million of one-year term notes previously issued under this facility were fully redeemed.
After giving effect to the issuance of new term notes, the redemption of certain existing term notes and the amendment to the terms of the variable funding notes, each as described above, this facility consists of (i) previously issued Series 2015-T2 three-year term notes with an aggregate principal balance of $140.0 million and an expected repayment date of October 15, 2018, (ii) Series 2016-T1 two-year term notes issued September 30, 2016 with an aggregate principal balance of $300.0 million and an expected repayment date of October 15, 2018, and (iii) up to $400.0 million of previously issued Series 2014-VF2 variable funding notes with an expected repayment date of October 4, 2017. At September 30, 2016, an aggregate principal balance of $800.0 million of various series of term notes were outstanding under this facility.
The collateral securing the term notes and the variable funding notes consists primarily of rights to reimbursement for servicer and protective advances in respect of certain mortgage loans serviced by Ditech Financial on behalf of Freddie Mac and Fannie Mae as well as cash.
Each series of term notes were issued in four classes. Interest on the term notes is based on a fixed rate per annum ranging from approximately 2.38% to 4.06% for the Series 2016-T1 term notes and 3.09% to 4.67% for the Series 2015-T2 term notes. If the Series 2016-T1 term notes or Series 2015-T2 term notes are not redeemed or refinanced on or prior to October 15, 2018, one-twelfth of the related note balances will be required to be repaid on each monthly payment date thereafter. Failure to make any such one-twelfth payment will result in an event of default.
After giving effect to the amendment to the terms of the variable funding notes referenced above, the interest on the variable funding notes is based on one-month LIBOR, (or, in certain circumstances, the higher of (i) the prime rate and (ii) the federal funds rate plus 0.50%) plus a per annum margin ranging from approximately 1.85% to 3.92%. The maximum permitted principal balance of the variable funding notes that can be drawn at any given time is dependent upon the amount of eligible collateral owned by the issuer of the notes and may not exceed $400.0 million in the aggregate. We may repay and redraw the variable funding notes issued for 364-days from and including October 5, 2016, subject to the satisfaction of various funding conditions. If such 364-day period is not extended, the variable funding notes will become due and payable on October 4, 2017.
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

The facility's base indenture and indenture supplements include facility events of default and target amortization events customary for financings of this type, including but not limited to target amortization events related to breaches of covenants, certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and the applicable indenture supplement, and with respect to the variable funding notes, certain financial tests, change of control, defaults under certain other material indebtedness and material judgments. Upon the occurrence of an event of default, specified percentages of noteholders have the right to terminate all commitments and accelerate the notes under the base indenture, enforce their rights with respect to the collateral and take certain other actions. The events of default include, among other events, the occurrence of any failure to make payments (subject to certain cure periods and including balances due after the occurrence of a target amortization event), failure of Ditech Financial to satisfy various deposit and remittance obligations as servicer of certain mortgage loans, the requirement of a subsidiary, Green Tree Agency Advance Funding Trust I, to be registered as an “investment company” under the Investment Company Act of 1940, as amended, certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and applicable indenture supplement, removal of Ditech Financial’s status as an approved seller or servicer by either Fannie Mae or Freddie Mac and bankruptcy events.
In connection with this facility, we entered into an acknowledgment with Fannie Mae, dated as of December 19, 2014, and a fifth amended and restated consent agreement with Freddie Mac, dated as of September 30, 2016, which (i) in the case of Fannie Mae, waived or (ii) in the case of Freddie Mac, subordinated, their respective rights of set-off against rights to reimbursement for certain servicer advances and delinquency advances subject to this facility. The Fannie Mae acknowledgment agreement remains in effect unless Fannie Mae withdraws its consent (i) at each yearly anniversary of the agreement by providing 30 days' advance written notice or (ii) upon certain other specified events. The Freddie Mac consent agreement automatically renews for successive annual terms; however, Freddie Mac may terminate its consent on 30 days' written notice. If either Fannie Mae or Freddie Mac were to withdraw such waiver or subordination, as applicable, of its respective rights of set-off, our ability to increase the draws on the variable funding notes or maintain the drawn balances thereunder could be materially limited or eliminated.
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in March 2016 and now expires in March 2017. If not renewed in 2017, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At September 30, 2016, we had borrowings of $95.0 million under the Early Advance Reimbursement Agreement, which has a capacity of $200.0 million.
Other Servicing Advance Facilities
Ditech Financial has three additional servicing advance facilities through several lenders that are used to fund servicer and protective advances that are its responsibility under certain servicing agreements. These servicing advance facilities had an aggregate capacity amount of $180.0 million at September 30, 2016. The interest rates are primarily based on LIBOR plus between 2.50% and 3.00% and have various expiration dates from August 2017 to July 2018. One of these servicing advance facilities, with total borrowing capacity of $75.0 million, is non-recourse to us. At September 30, 2016, we had borrowings of $129.6 million under these facilities.
Mortgage Loan Originations Business
Master Repurchase Agreements
We utilize master repurchase agreements to support our origination or purchase of mortgage loans. These agreements were entered into by Ditech Financial and various warehouse lenders. The five facilities under the repurchase agreements had an aggregate capacity of $2.1 billion at September 30, 2016. At September 30, 2016, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 3.00% and have various expiration dates from December 2016 to August 2017. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume; however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity includes $0.9 billion of committed funds and $1.2 billion of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Ditech Financial under the master repurchase agreements are guaranteed by the Parent Company. We had $1.1 billion of short-term borrowings under these master repurchase agreements at September 30, 2016, which included $170.7 million of borrowings utilizing uncommitted funds.

All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. The quarterly financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. Ditech Financial was in compliance with all financial covenants relating to master repurchase agreements at September 30, 2016.
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
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At September 30, 2016, our maximum exposure to repurchases due to potential breaches of representations and warranties was $60.1 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through September 30, 2016 adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of the period	$20,263	$15,375	$23,145	$10,959
Provision for new sales	3,221	6,454	11,658	13,011
Change in estimate of existing reserves (1)	(2,686)	(251)	(13,445)	(1,278)
Net realized losses on repurchases	(198)	(267)	(758)	(1,381)
Balance at end of the period	$20,600	$21,311	$20,600	$21,311
__________

(1)
The change in estimate during the nine months ended September 30, 2016 is primarily due to adjustments to certain assumptions based on recently observed trends as compared to historical expectations, primarily relating to loan defect rates and counterparty review probabilities.

Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	For the Three Months Ended September 30, 2016		For the Three Months Ended September 30, 2015
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	30	$6,996	94	$19,992
Repurchases and indemnifications	(6)	(1,122)	(45)	(10,200)
Claims initiated	33	6,591	59	13,771
Rescinded	(34)	(7,915)	(73)	(16,836)
Balance at end of the period	23	$4,550	35	$6,727

	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	30	$6,225	48	$11,509
Repurchases and indemnifications	(25)	(5,538)	(78)	(16,270)
Claims initiated	143	31,316	234	49,835
Rescinded	(125)	(27,453)	(169)	(38,347)
Balance at end of the period	23	$4,550	35	$6,727
The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at September 30, 2016 based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Unpaid Principal Balance
2013	$10,276,699
2014	13,488,771
2015	21,569,097
2016	14,795,424
Total	$60,129,991
Reverse Mortgage Business
Master Repurchase Agreements
Through RMS's warehouse facilities under master repurchase agreements, we finance the origination or purchase of reverse loans and repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. At September 30, 2016, the three facilities had an aggregate capacity of $425.0 million, which includes $300.0 million of capacity that could be used to repurchase HECMs and real estate owned from Ginnie Mae securitization pools. The interest rates on the facilities are primarily based on LIBOR plus between 2.50% and 3.13%, and have expiration dates from November 2016 to May 2017. These facilities are secured by the underlying asset and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from proceeds received on the securitization of the underlying reverse loans, claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan origination volume and repurchases; however, there can be no assurance that these facilities will be available to us in the future. At September 30, 2016, $225.0 million of the aggregate capacity has been provided on an uncommitted basis, and as such, to the extent these funds are requested to purchase or originate reverse loans or repurchase HECMs and real estate owned from Ginnie Mae securitization pools, the counterparties have no obligation to fulfill such request. At September 30, 2016, we had $91.5 million of borrowings utilizing uncommitted funds. All obligations of RMS under the master repurchase agreements are guaranteed by the Parent Company. We had $291.5 million of aggregated borrowings under these master repurchase agreements at September 30, 2016, which included borrowings of $235.0 million related to repurchases of HECMs and real estate owned.
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
For the quarter ended March 31, 2016, one of RMS’s master repurchase agreements was amended to allow for a lower adjusted EBITDA (as determined pursuant to this agreement) for each of the first quarter and second quarter of 2016 under such agreement’s profitability covenant. In August 2016, an additional amendment was executed to allow for a lower adjusted EBITDA for each of the third quarter and fourth quarter of 2016 under such agreement's profitability covenant. Without this amendment, RMS would have been required to have a higher adjusted EBITDA as defined in the agreement for the quarter ended September 30, 2016 under this covenant and, therefore, would not have been in compliance with such covenant for the current quarter.

As a result of RMS obtaining this amendment, RMS was in compliance with all financial covenants relating to master repurchase agreements at September 30, 2016.
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At September 30, 2016, we had $10.0 billion in unpaid principal balance outstanding on the HMBS related obligations. At September 30, 2016, $10.0 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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
Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of the period	$316,555	$173,882	$233,594	$114,727
Repurchases and other additions (1)	175,069	93,442	445,408	221,304
Liquidations	(122,017)	(62,074)	(309,395)	(130,781)
Balance at end of the period	$369,607	$205,250	$369,607	$205,250
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.
Our repurchases of reverse loans and real estate owned have increased significantly during the three and nine months ended September 30, 2016 as compared to the same periods of 2015. We expect a continued increase to repurchase requirements due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount. The Company has $65.0 million available under its master repurchase agreements as of September 30, 2016 for repurchases of loans, and is evaluating the expansion of existing lines to accommodate future repurchase requirements. There can be no assurance that the Company will be able to maintain or expand its borrowing capacity to fund loan repurchases.

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
As servicer of reverse loans, we are also obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $1.3 billion at September 30, 2016, which includes $1.1 billion in capacity that was available to be drawn by borrowers at September 30, 2016 and $189.3 million in capacity that will become eligible to be drawn by borrowers throughout the period ending October 1, 2017 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Servicing Rights Related Liabilities
Excess Servicing Spread Liabilities
In July 2014, we completed an excess servicing spread transaction with WCO whereby we sold 70% of the excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $25.2 billion, to WCO for a sales price of $75.4 million. In November 2015, we completed an additional excess servicing spread transaction with WCO whereby we sold 100% of excess servicing spread from a pool of servicing rights, with an unpaid principal balance of $7.5 billion, to WCO for a sales price of $46.8 million. We recognized the proceeds from the sales of the excess servicing spreads as financing arrangements. We elected to record the excess servicing spread liabilities at fair value similar to the related servicing rights. At September 30, 2016, the carrying value of our excess servicing spread liabilities was $85.3 million, the repayment of which is based on future servicing fees received from the residential loans underlying the servicing rights.
Servicing Rights Financing
In November 2015, we completed the sale of servicing rights, with an unpaid principal balance of $1.8 billion, to WCO for a sales price of $17.8 million. Further, in May 2016, we sold additional servicing rights with an unpaid principal balance of $4.1 billion to WCO for a sales price of $27.9 million. We recognized the proceeds from the sale of the servicing rights as a financing arrangement. We elected to record the servicing rights financing at fair value similar to the related servicing rights. The repayment of such financing is based on future servicing fees received from the residential loans underlying the servicing rights. At September 30, 2016, the carrying value of our servicing rights financing was $34.0 million. We have a receivable due from WCO for these sales of $4.6 million at September 30, 2016.
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

The material terms of our 2013 Secured Credit Facilities are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
$1.5 billion 2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
$100.0 million 2013 Revolver(1)	LIBOR plus 4.50%	Bullet payment at maturity	December 19, 2018
__________

(1)
Under the 2013 Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, we must satisfy both a specified Interest Coverage Ratio and a specified Total Leverage Ratio on a pro forma basis after giving effect to the borrowing. As of September 30, 2016, we did not satisfy both of these ratios, and as a result the maximum amount we would have been able to borrow on the 2013 Revolver was $20.0 million, of which $19.7 million remained available.

During the nine months ended September 30, 2016, we repurchased $7.2 million in principal balance of the 2013 Term Loan for $6.3 million resulting in a gain on extinguishment of $0.9 million. The balance outstanding on the 2013 Term Loan was $1.4 billion at September 30, 2016.
On August 5, 2016, we entered into an amendment to the 2013 Credit Agreement, which among other things, permanently reduced the aggregate commitments under the 2013 Revolver from $125.0 million to $100.0 million, increased the interest rate on any drawn amounts under the 2013 Revolver from LIBOR plus 3.75% to LIBOR plus 4.50% for the period through and including January 1, 2017, and increased the specified Total Leverage Ratio test (which is tested on a pro forma basis in connection with any requested draw of, and following any draw of, any amounts greater than 20% of the revolving commitments) for the four-quarter periods ending June 30, 2016 and September 30, 2016. The amendment also, during the period following the amendment date and prior to January 1, 2017, (i) limits the permitted use of the 2013 Revolver to our and our subsidiaries' liquidity needs (which exclude voluntary prepayments, redemptions or repurchases of other indebtedness) and (ii) requires us to repay any outstanding loans under the 2013 Revolver if our liquidity exceeds $130.0 million. This amendment resulted in a loss on extinguishment of debt of $0.7 million.
An amount of up to $20.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. At September 30, 2016, we had no borrowings under the 2013 Revolver and $0.3 million outstanding in an issued LOC, and resultantly had remaining availability under the 2013 Revolver of $19.7 million. On October 14, 2016 we issued a $7.5 million LOC, which reduced the remaining availability under the 2013 Revolver to $12.2 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year. The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase our capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, prepay certain indebtedness (including the Senior Notes and the Convertible Notes), and consolidate or merge with or into, or sell all or substantially all of our assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.
Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of Senior Notes, which pay interest semi-annually at an interest rate of 7.875% and mature on December 15, 2021. The balance outstanding on the Senior Notes was $538.7 million at September 30, 2016.
The Senior Notes were offered and sold in a transaction exempt from the registration requirements under the Securities Act, and resold to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 17, 2013, among us, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. The Senior Notes are guaranteed on an unsecured senior basis by each of our current and future wholly-owned domestic subsidiaries that guarantee our obligations under our 2013 Term Loan. On October 14, 2014, we filed with the SEC a registration statement under the Securities Act so as to allow holders of the Senior Notes to exchange their Senior Notes for the same principal amount of a new issue of notes with identical terms, except that the exchange notes are not subject to certain restrictions on transfer. The registration statement was declared effective by the SEC on October 27, 2014, the exchange offer expired on November 25, 2014, and settlement occurred on December 2, 2014.

Prior to December 15, 2016, we may redeem some or all of the Senior Notes at a make-whole premium plus accrued and unpaid interest, if any, as of the redemption date. Furthermore, on or prior to December 15, 2016, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at 107.875% of their aggregate principal amount plus accrued and unpaid interest as of the redemption date.
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
The Senior Notes Indenture contains restrictive covenants that, among other things, limits our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase our capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, prepay subordinated indebtedness (including the Convertible Notes), and consolidate or merge with or into, or sell all or substantially all of our assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in the Senior Notes Indenture at September 30, 2016.
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
During the nine months ended September 30, 2016, we repurchased Convertible Notes with a carrying value of $39.3 million and unpaid principal balance of $47.5 million for $24.8 million resulting in a gain on extinguishment of $14.5 million. The balance outstanding on the Convertible Notes was $242.5 million at September 30, 2016.
As market conditions warrant, we may from time to time, subject to limitations in our debt facilities and securities and by our other contractual and regulatory obligations, repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise, or repay corporate or other debt, and we may engage in other transactions designed to reduce, extend, exchange or otherwise modify the terms or amount of our debt. We have retained advisors to assist in exploring certain of these opportunities.
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The total unpaid principal balance of mortgage-backed debt was $980.3 million at September 30, 2016.
At September 30, 2016, mortgage-backed debt was collateralized by $989.6 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.

Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third-party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make payments on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is also subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. The mortgage-backed debt issued by the Non-Residual Trusts is subject to mandatory clean-up call provisions pursuant to which we are required to purchase the related mortgage loans from the trusts at the earliest of their exercisable call dates, which is the date each loan pool falls to 10% of the original principal amount. We anticipate the mandatory call obligations to settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. At September 30, 2016, the total estimated outstanding balance of the residential loans expected to be called at the respective call dates is $416.9 million. We estimate call obligations of $101.0 million, $253.0 million and $62.9 million during the years ending December 31, 2017, 2018 and 2019, respectively. Substantially all of the call obligations in 2017 are anticipated to occur during the second half of the year.
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
After taking into account the waivers for RMS discussed in Note 28 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, all of our subsidiaries were in compliance with all of their capital requirements at September 30, 2016.
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

Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2016	2015	Variance
Cash flows provided by operating activities:
Net loss adjusted for non-cash operating activities	$(181,617)	$(102,011)	$(79,606)
Changes in assets and liabilities	248,828	138,654	110,174
Net cash provided by originations activities (1)	307,961	7,481	300,480
Proceeds from sale of a trading security	—	70,390	(70,390)
Cash flows provided by operating activities	375,172	114,514	260,658
Cash flows provided by (used in) investing activities	294,929	(501,596)	796,525
Cash flows provided by (used in) financing activities	(587,247)	335,508	(922,755)
Net increase (decrease) in cash and cash equivalents	$82,854	$(51,574)	$134,428
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sales and payments.
Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net loss adjusted for non-cash items. Cash provided by operating activities increased $260.7 million during the nine months ended September 30, 2016 as compared to the same period of 2015. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by origination activities resulting from a higher volume of loans sold in relation to originated loans for the nine months ended September 30, 2016 as compared to the same period of 2015.
Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Net cash provided by investing activities increased $796.5 million during the nine months ended September 30, 2016 as compared to net cash used in investing activities for the same period of 2015. Cash used for purchases and originations of reverse loans held for investment, net of payments received, decreased $758.6 million primarily as a result of a lower funded volume and higher principal repayments and payments received for loans conveyed to HUD. Cash paid for business acquisitions and purchases of servicing rights decreased $228.8 million. These increases in cash described above were partially offset by the cash received in 2015 of $189.5 million in proceeds from the sale of our residual interests.
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Net cash used in financing activities increased by $922.8 million during the nine months ended September 30, 2016 as compared to net cash provided by financing activities for the same period of 2015. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, decreased $916.9 million primarily as a result of a lower volume of loan securitizations and an increase in the repurchase of certain HECMs and real estate owned from securitization pools.

Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, we bear any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 3 and 15 to the Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information. At September 30, 2016, we held $6.6 million in repurchased loans.
We are also subject to credit risk associated with mortgage loans that we purchase and originate during the period of time prior to the sale of these loans. We consider the credit risk associated with these loans to be insignificant as we hold the loans, on average, for approximately 20 days from the date of borrowing, and the market for these loans continues to be highly liquid.
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
We held real estate owned, net of $82.3 million, $12.6 million and $1.4 million in the Reverse Mortgage and Servicing segments and the Other non-reportable segment, respectively, at September 30, 2016. We held real estate owned, net of $66.4 million, $10.4 million and $0.6 million in the Reverse Mortgage and Servicing segments and the Other non-reportable segment, respectively, at December 31, 2015.
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

	Moody's	S&P
Corporate / CCR	Caa1	B
Senior Secured Debt	B3	B+
Senior Unsecured Debt	Caa2	CCC+
Outlook	Negative	Negative
Date of Last Action	September 2016	July 2016
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

Cybersecurity
We devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. From time to time we, our vendors and other companies that store or process confidential borrower personal and transactional data are targeted by unauthorized parties using malicious code and viruses or otherwise attempting to breach the security of our or our vendors’ systems and data. We employ extensive layered security at all levels within our organization to help us detect malicious activity, both from within the organization and from external sources. It is company protocol to investigate the cause and extent of all instances of cyber-attack, potential or confirmed, and take any additional necessary actions including: conducting additional internal investigation; engaging third-party forensic experts; updating our defenses; and involving senior management. We have established, and continue to establish on an ongoing basis, defenses to identify and mitigate these cyber-attacks and, to date, we have not experienced any material disruption to our operations due to a cyber-attack. Cyber-attacks resulting in loss, unauthorized access to, or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.
In addition to our vendors, other third parties with whom we do business or that facilitate our business activities (e.g., GSEs, transaction counterparties and financial intermediaries) could also be sources of cybersecurity risk to us, including with respect to breakdowns or failures of their systems, misconduct by the employees of such parties, or cyber-attacks, which could affect their ability to deliver a product or service to us or result in lost or compromised information of us or our consumers. We work with our vendors and other third parties with whom we do business, to enhance our defenses and improve resiliency to cybersecurity threats. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third-party liability, and this could adversely affect our business, financial condition and results of operations.
Off-Balance Sheet Arrangements
We have certain off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheet. Refer to Notes 3 and 15 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO, which has provided financing to us since 2014 through the sale of excess servicing spreads and servicing rights. The repayment of the excess servicing spread liabilities and servicing rights financing is based on future servicing fees received from the residential loans underlying the servicing rights. In addition, we perform sub-servicing for WCO. Refer to Notes 6 and 17 to the Consolidated Financial Statements for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Included in Note 4 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 are descriptions of our variable interests in VIEs that we do not consolidate, as we have determined that we are not the primary beneficiary of such VIEs.
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
During the third quarter of 2016, we recorded a goodwill impairment charge of $91.0 million relating to the Servicing reporting unit. The impairment indicator was continued elevated levels of expenses during the third quarter. We performed a Step 1 impairment assessment using a discounted cash flows model, which resulted in the carrying value exceeding the implied fair value, driven by a continuation of higher expense levels in the near term due to anticipated infrastructure investments and lower cash flows. Accordingly, the Step 2 impairment assessment was performed, which determined that the remaining Servicing reporting unit goodwill was impaired as of September 30, 2016.
During the second quarter of 2016, we recorded goodwill impairment of $215.4 million, comprised of $194.1 million relating to the Servicing reporting unit and $21.3 million relating to the ARM reporting unit. Our Servicing reporting unit impairment was driven by a decline in cash flows from lower than expected operating results due to continued challenges associated with certain company-specific matters, primarily due to delays in transitioning the Servicing business model to a more fee-for-service and capital-light business model, as well as external pressures that the sector continues to experience, including regulatory scrutiny and market volatility due to the declining interest rate environment. Our ARM reporting unit impairment was primarily driven by lower cash flows due to the unsuccessful development of new business opportunities in this reporting unit. Additionally, as a result of the downward pressures on our share price during the first half of 2016, our market capitalization was reassessed, including the potential impact that the decline in market capitalization could have on the carrying value of goodwill. Management concluded that the aforementioned circumstances indicated that it was more likely than not that the fair value of the Servicing and ARM reporting units were below their respective carrying amounts, and accordingly, performed the Step 1 and Step 2 impairment evaluation for these reporting units. The Step 1 test indicated that both the Servicing and ARM reporting units had carrying values that exceeded the respective estimated fair values, and the Step 2 analysis resulted in the conclusion that the carrying amount of the Servicing and ARM reporting units' goodwill exceeded the implied fair value. This impairment was primarily the result of an increased company-specific risk premium added to the discount rate that was applied to lower re-forecasted cash flows driven by the aforementioned circumstances.
We are likely to continue to be impacted in the near term by certain company-specific matters, overall market performance within the sector, and a continued level of regulatory scrutiny. As a result, market capitalization, overall economic and sector conditions and other events or circumstances, including the ability to execute on our strategic objectives, amongst other factors, will continue to be regularly monitored by management. Unanticipated outcomes in these areas may result in an impairment of goodwill in the future.

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

ARM	Asset Receivables Management, a reporting unit of the Company

Baker Street	Baker Street Capital Management, LLC and certain of its affiliates, collectively

Birch Run	Birch Run Capital Advisors, LP

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

CCR	Corporate credit rating

CFPA	Consumer Financial Protection Act of 2010

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

CID	Civil investigative demand

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 1 of this Form 10-Q

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes sold in a registered underwritten public offering on October 23, 2012

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

EBITDA	Earnings before interest, taxes, depreciation, and amortization
Early Advance Reimbursement

Agreement	$200 million financing facility with Fannie Mae

ECOA	Equal Credit Opportunity Act

EFTA	Electronic Fund Transfer Act

Exchange Act	Securities Exchange Act of 1934, as amended

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

Fitch	Fitch Ratings Inc., a nationally recognized statistical rating organization designated by the SEC

Forward sales commitments	Forward sales of agency to-be-announced securities, a freestanding derivative financial instrument

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

Green Tree Servicing
Green Tree Servicing LLC; former name of Ditech Financial. Ditech Mortgage Corp and DT Holdings LLC were merged with and into Green Tree Servicing LLC, with Green Tree Servicing LLC continuing as the surviving entity, which was renamed Ditech Financial LLC

GSE	Government-sponsored entity

GTAAFT Facility	Green Tree Agency Advance Funding Trust financing facility

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HELOC	Home equity line of credit

HLTV	High loan-to-value

HMBS	Home Equity Conversion Mortgage-Backed Securities

HUD	U.S. Department of Housing and Urban Development

Interest Coverage Ratio	Interest Coverage Ratio as defined under the 2013 Credit Agreement

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

MAP Rule	Mortgage Acts and Practices Advertising Rule

Marix	Marix Servicing LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

Moody's	Moody's Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NRM	New Residential Mortgage LLC, a wholly owned subsidiary of New Residential Investment Corp., a Delaware Corporation

NRM Flow and Bulk Agreement	Flow and Bulk Agreement for the Purchase and Sale of Mortgage Servicing Rights, dated as of August 8, 2016, by and between Ditech Financial LLC and New Residential Mortgage LLC

NRM Sub-servicing Agreement	Sub-servicing Agreement, dated as of August 8, 2016, by and between New Residential Mortgage LLC and Ditech Financial LLC

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

RCS	Residential Credit Solutions, Inc., a Delaware corporation

REIT	Real estate investment trust

Residential loans
Residential mortgage loans, including traditional mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

RESPA	Real Estate Settlement Procedures Act

Reverse loans	Reverse mortgage loans, including HECMs

Rights Agent	Computershare Trust Company, N.A.

Rights Agreement	Rights Agreement, dated as of June 29, 2015, between Walter Investment Management Corp. and Computershare Trust Company, N.A., as Rights Agent

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following tables summarize the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	September 30, 2016
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(206,938)	$(112,348)	$111,764	$200,513
Servicing rights related liabilities	19,200	11,169	(12,252)	(22,576)
Net change in fair value - Servicing segment	$(187,738)	$(101,179)	$99,512	$177,937

Originations segment
Residential loans held for sale	$12,698	$7,674	$(10,643)	$(23,688)
Freestanding derivatives (1)	(24,033)	(12,543)	13,086	27,300
Net change in fair value - Originations segment	$(11,335)	$(4,869)	$2,443	$3,612

Reverse Mortgage segment
Reverse loans	$122,923	$60,919	$(59,844)	$(118,652)
HMBS related obligations	(99,625)	(49,499)	48,879	97,138
Net change in fair value - Reverse Mortgage segment	$23,298	$11,420	$(10,965)	$(21,514)

	December 31, 2015
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(227,315)	$(99,025)	$78,064	$145,147
Servicing rights related liabilities	8,408	4,005	(3,662)	(7,011)
Net change in fair value - Servicing segment	$(218,907)	$(95,020)	$74,402	$138,136

Originations segment
Residential loans held for sale	$29,695	$15,759	$(17,443)	$(36,162)
Freestanding derivatives (1)	(35,817)	(18,457)	18,404	37,024
Net change in fair value - Originations segment	$(6,122)	$(2,698)	$961	$862

Reverse Mortgage segment
Reverse loans	$128,204	$64,074	$(63,184)	$(125,508)
HMBS related obligations	(108,500)	(54,385)	53,808	107,053
Net change in fair value - Reverse Mortgage segment	$19,704	$9,689	$(9,376)	$(18,455)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used September 30, 2016 and December 31, 2015 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. The Company does not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights. The Company may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The servicing rights sensitivity to interest rate changes increased at September 30, 2016 from December 31, 2015 due primarily to a lower interest rate environment.

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
Residential Loans Held for Sale and Related Freestanding Derivatives
We are subject to interest rate and price risk on mortgage loans held for sale during the short time from the loan funding date until the date the loan is sold into the secondary market. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant or to purchase loans from a third-party originator, collectively referred to as IRLC, whereby the interest rate of the loan is set prior to funding or purchase. IRLCs, which are considered freestanding derivatives, are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Loan commitments generally range from 35 to 50 days from lock to funding of the mortgage loan and our holding period from funding to sale is an average of approximately 20 days.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
RMS has received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development requiring RMS to produce documents and other materials relating to, among other things, the origination, underwriting and appraisal of reverse mortgages for the time period since January 1, 2005. RMS has also received a letter from the New York Department of Financial Services requesting information on the company's reverse mortgage servicing business in New York. We are cooperating with these and other inquiries relating to our reverse mortgage business.
We have received various subpoenas for testimony and documents, motions for examinations pursuant to Federal Rule of Bankruptcy Procedure 2004, and other information requests from certain Offices of the United States Trustees, acting through trial counsel in various federal judicial districts, seeking information regarding an array of our policies, procedures and practices in servicing loans to borrowers who are in bankruptcy and our compliance with bankruptcy laws and rules. We have provided information in response to these subpoenas and requests and have met with representatives of certain Offices of the United States Trustees to discuss various issues that have arisen in the course of these inquiries, including our compliance with bankruptcy laws and rules. We cannot predict the outcome of the aforementioned proceedings and investigations, which could result in requests for damages, fines, sanctions, or other remediation. We could face further legal proceedings in connection with these matters. We may seek to enter into one or more agreements to resolve these matters. Any such agreement may require us to pay fines or other amounts for alleged breaches of law and to change or otherwise remediate our business practices. Legal proceedings relating to these matters and the terms of any settlement agreement could have a material adverse effect on our reputation, business, prospects, results of operations, liquidity and financial condition.
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

The Company is involved in litigation, including putative class actions, and other legal proceedings concerning, among other things, lender-placed insurance, private mortgage insurance, bankruptcy practices, employment practices, the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the TCPA, the Fair Credit Reporting Act, TILA, RESPA, EFTA, the ECOA, and other federal and state laws and statutes. For example, in Sanford Buckles v. Green Tree Servicing LLC and Walter Investment Management Corporation, filed on August 18, 2015 in the U.S. District Court for the District of Nevada, Ditech Financial (the Parent Company has since been dismissed) is subject to a putative class action suit alleging that Ditech Financial, within the three years prior to the filing of the complaint, improperly recorded phone calls received from, and/or made to, persons in Nevada at the time of the call, and did so without their prior consent in violation of Nevada state law. The plaintiff in this suit, on behalf of himself and others similarly situated, seeks punitive damages, statutory penalties and attorneys’ fees. Ditech Financial moved to dismiss the complaint, and the court determined that the relevant issue is a question of Nevada law to be decided by the Nevada Supreme Court. Accordingly, further proceedings in the U.S. District Court are stayed pending a decision by the Nevada Supreme Court. Ditech Financial is also subject to several purported class action suits alleging violations of the TCPA for placing phone calls to plaintiffs’ cell phones using an automatic telephone dialing system without their prior consent. The plaintiffs in these suits, on behalf of themselves and others similarly situated, seek statutory damages for both negligent and knowing or willful violations of the TCPA.
On August 28, 2015, RMS received a CID from the CFPB to produce certain documents and answer questions relating to RMS’s marketing and provision of reverse mortgage products and services. RMS has been cooperating with the CFPB by responding to the CID. The CFPB investigation staff have advised RMS that they have received authorization from the Director of the CFPB to institute an administrative proceeding against RMS regarding alleged violations by RMS of the MAP Rule and the CFPA. RMS has provided a response to the CFPB denying these allegations and discussions with the CFPB are ongoing to resolve this matter. The Company cannot provide any assurance as to the outcome of this matter.
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
For a description of certain legal proceedings, please see Note 15 to the Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully review and consider the risks and uncertainties described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, which are the risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity, results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic reports constitute forward-looking information, the risk factors set forth in such periodic reports are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Risks Related to Our Business
We have significant unrealized tax losses which may be impaired if we have a significant change in our stockholder base and which could inhibit certain acquisitions of our stock.
We, and certain of our subsidiaries, have significant unrealized tax losses for United States federal income tax purposes that may potentially provide valuable tax benefits to the Company. In the event that an “ownership change” occurs for purposes of Section 382 of the Code (“Section 382”), our ability to use pre-ownership change losses to offset future taxable income could be significantly limited, which could have a material adverse effect on our financial results, liquidity and market value. In general, an ownership change occurs if there is a change in ownership of more than 50% during any cumulative three-year period. We estimate that the current three year period for the Company began on January 1, 2015, which was, based on our analysis, the first day of the first year we were a loss company. Under Section 382, ownership changes are generally determined by reference to the shares acquired and disposed of by stockholders deemed to own 5% or more of our common stock. Whether an ownership change occurs by reason of trading in our stock or otherwise is largely outside our control. The determination of whether an ownership change has occurred is complex. Although we monitor our ownership change under Section 382 based on publicly available information and, as of June 30, 2016, estimate that our ownership change during the applicable look back period under Section 382 was approximately 22%, we cannot provide any assurance that our ownership change estimate is accurate. Thus, no assurance can be given that we have not experienced, or will not in the future experience, an ownership change. In addition, the possibility of triggering an ownership change may inhibit a party from acquiring our shares or making a proposal to acquire our shares.
Risks Related to Our Relationship with Walter Energy
We may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for 2009 and prior tax years. We cannot predict how Walter Energy’s recent bankruptcy filing in Alabama may affect the outcome of these matters.
We may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for 2009 and prior tax years. Under federal law, each member of a consolidated group for U.S. federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it was a member of the consolidated group at any time during such year. Certain former subsidiaries of the Company (which were subsequently merged or otherwise consolidated with certain current subsidiaries of the Company) were part of the Walter Energy consolidated tax group prior to our spin-off from Walter Energy on April 17, 2009. As a result, to the extent the Walter Energy consolidated group’s federal income taxes (including penalties and interest) for such tax years are not discharged by Walter Energy or otherwise, we could be liable for such amounts.
Walter Energy Tax Matters. According to Walter Energy’s Form 10-Q, or the Walter Energy Form 10-Q, for the quarter ended September 30, 2015 (filed with the SEC on November 5, 2015) and certain other public filings made by Walter Energy in its bankruptcy proceedings currently pending in Alabama, described below, as of the date of such filing, certain tax matters with respect to certain tax years prior to and including the year of our spin-off from Walter Energy remained unresolved, including certain tax matters relating to: (i) a “proof of claim” for a substantial amount of taxes, interest and penalties with respect to Walter Energy’s fiscal years ended August 31, 1983 through May 31, 1994, which was filed by the IRS in connection with Walter Energy’s bankruptcy filing on December 27, 1989 in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division; (ii) an IRS audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008; and (iii) an IRS audit of Walter Energy’s federal income tax returns for the 2009 through 2013 tax years.
Walter Energy 2015 Bankruptcy Filing. On July 15, 2015, Walter Energy filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the Northern District of Alabama. On August 18, 2015, Walter Energy filed a motion with the Florida bankruptcy court requesting that the court transfer venue of its disputes with the IRS to the Alabama bankruptcy court. In that motion, Walter Energy asserted that it believed the liability for the years at issue "will be materially, if not completely, offset by the [r]efunds" asserted by Walter Energy against the IRS. The Florida bankruptcy court transferred venue of the matter to the Alabama bankruptcy court, where it remains pending.
On November 5, 2015, Walter Energy, together with certain of its subsidiaries, entered into the Walter Energy Asset Purchase Agreement with Coal Acquisition, a Delaware limited liability company formed by members of Walter Energy’s senior lender group, pursuant to which, among other things, Coal Acquisition agreed to acquire substantially all of Walter Energy’s assets and assume certain liabilities, subject to, among other things, a number of closing conditions set forth therein. On January 8, 2016, after conducting a hearing, the Bankruptcy Court entered an order approving the sale of Walter Energy's assets to Coal Acquisition free and clear of all liens, claims, interests and encumbrances of the Debtors. The sale of such assets pursuant to the Walter Energy Asset Purchase Agreement was completed on March 31, 2016 and was conducted under the provisions of Sections 105, 363 and 365 of the Bankruptcy Code. Based on developments in the Alabama bankruptcy proceedings following completion of this asset sale, such asset sale appears to have resulted in (i) limited value remaining in Walter Energy’s bankruptcy estate and (ii) to date, limited recovery for certain of Walter Energy’s unsecured creditors, including the IRS.

We cannot predict whether or to what extent we may become liable for federal income taxes of the Walter Energy consolidated tax group during the tax years in which we were a part of such group, in part because we believe, based on publicly available information, that: (i) the amount of taxes owed by the Walter Energy consolidated tax group for the periods from 1983 through 2009 remains unresolved; (ii) in light of Walter Energy’s 2015 Chapter 11 bankruptcy filing, it is unclear (a) whether Walter Energy will be obligated or able to pay any or all of such amounts owed and (b) what portion of the IRS claims against the Walter Energy consolidated tax group for 2009 and prior tax years are attributable to tax, interest and/or penalties and what priority, if any, the IRS will receive in the Alabama bankruptcy proceedings with respect to its claims against Walter Energy; and (iii) we cannot predict whether, in the event Walter Energy does not discharge all tax obligations for the consolidated tax group, the IRS will seek to enforce tax claims against former members of the Walter Energy consolidated tax group. Further, because we cannot currently estimate our liability, if any, relating to the federal income tax liability of Walter Energy’s consolidated tax group during the tax years in which we were a part of such group, we cannot determine whether such liabilities, if any, could have a material adverse effect on our business, financial condition, liquidity and/or results of operations.
Tax Separation Agreement. In connection with our spin-off from Walter Energy, we and Walter Energy entered into a Tax Separation Agreement, dated April 17, 2009. Notwithstanding any several liability we may have under federal tax law described above, under the Tax Separation Agreement, Walter Energy agreed to retain full liability for all U.S. federal income or state combined income taxes of the Walter Energy consolidated group for 2009 and prior tax years (including any interest, additional taxes or penalties applicable thereto), subject to limited exceptions. We therefore filed proofs of claim in the Alabama bankruptcy proceedings asserting claims for any such amounts to the extent we are ultimately held liable for the same.
It is unclear whether claims made by us under the Tax Separation Agreement would be enforceable against Walter Energy in connection with, or following the conclusion of, the various Walter Energy bankruptcy proceedings described above, or if such claims would be rejected or disallowed under bankruptcy law. It is also unclear whether we would be able to recover some or all of any such claims given Walter Energy’s limited assets and limited recoveries for unsecured creditors in the Walter Energy bankruptcy proceedings described above.
Furthermore, the Tax Separation Agreement provides that Walter Energy has, in its sole discretion, the exclusive right to represent the interests of the consolidated group in any audit, court proceeding or settlement of a claim with the IRS for the tax years in which certain of our former subsidiaries were a member of the Walter Energy consolidated group for U.S. federal income tax purposes. Moreover, the Tax Separation Agreement obligates us to take certain tax positions that are consistent with those taken historically by Walter Energy. In the event we do not take such positions, we could be liable to Walter Energy to the extent our failure to do so results in an increased tax liability or the reduction of any tax asset of Walter Energy. These arrangements may result in conflicts of interests between us and Walter Energy, particularly with regard to the Walter Energy bankruptcy proceedings described above.
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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: November 9, 2016	By:	/s/ Anthony N. Renzi
Anthony N. Renzi
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 9, 2016	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

4.1
Amendment No. 1 to Second Amended and Restated Indenture, dated as of September 30, 2016, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Ditech Financial LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent, and consented to by Barclays Bank PLC (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2016).

4.2
Amendment No. 1 to Amended and Restated Series 2014-VF2 Indenture Supplement to Second Amended and Restated Indenture, dated as of October 5, 2016, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Ditech Financial LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2016).

4.3
Series 2016-T1 Indenture Supplement to Second Amended and Restated Indenture, dated as of September 30, 2016, among Green Tree Agency Advance Funding Trust I, as Issuer, Wells Fargo Bank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, Ditech Financial LLC, as Servicer and Administrator, and Barclays Bank PLC, as Administrative Agent (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2016).

10.1
Side Letter, dated as of July 22, 2016, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Reverse Mortgage Solutions, Inc., as seller, RMS REO CS, LLC, as REO subsidiary, RMS CS Repo Trust 2016, as transaction subsidiary, and Credit Suisse AG, as buyer (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2016).

10.2
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 5, 2016, among Walter Investment Management Corp., as borrower, the lender from time to time and parties thereto, and Credit Suisse AG, as administrative agent. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2016).

10.3
Employment Agreement, by and between Walter Investment Management Corp. and Anthony Renzi, entered into as of August 8, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 12, 2016).

10.4	(1)
Walter Investment Management Corp. Long Term Incentive Cash-Based Award Agreement Under the 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016), entered into September 13, 2016, between the Company and Anthony Renzi.

10.5	(1)
Walter Investment Management Corp. Restricted Stock Unit Award Agreement Under the 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016), entered into September 13, 2016, between the Company and Anthony Renzi.

10.6
Fifth Amended and Restated Consent Agreement, dated as of September 30, 2016, among Ditech Financial LLC, Green Tree Agency Advance Funding Trust I, Barclays Bank PLC, as Administrative Agent, Green Tree Advance Receivables III LLC, Wells Fargo Bank, N.A., as Indenture Trustee, and the Federal Home Loan Mortgage Corporation (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2016).

31.1	(1)	Certification by Anthony N. Renzi pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(1)	Certification by Anthony N. Renzi and Gary L. Tillett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(1)
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.