Form 10-K
period 2016-12-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2017-03-14
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-13417
Walter Investment Management Corp.
(Exact name of registrant as specified in its charter)

Maryland	13-3950486
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 1100 Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (813) 421-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.01 Par Value per Share	NYSE

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant's stock held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $50.5 million, based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange on such date. For purposes of this calculation the registrant has considered all Schedule 13G filers as of such date to be non-affiliates.
The registrant had 36,416,395 shares of common stock outstanding as of March 9, 2017.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant's fiscal year covered by this Annual Report are incorporated by reference into Part III.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-K
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Certain acronyms and terms used throughout this Form 10-K are defined in the Glossary of Terms located at the end of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under Item 1. Business, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and including matters discussed elsewhere in this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “seeks,” “targets,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance, nor should any conclusions be drawn or assumptions be made as to any potential outcome of any strategic review we conduct. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in Item 1A. Risk Factors and in our other filings with the SEC.
In particular (but not by way of limitation), the following important factors, risks and uncertainties could affect our future results, performance and achievements and could cause actual results, performance and achievements to differ materially from those expressed in the forward-looking statements:

•
our ability to operate our business in compliance with existing and future laws, rules, regulations and contractual commitments affecting our business, including those relating to the origination and servicing of residential loans, foreclosure practices, the management of third-party assets and the insurance industry (including lender-placed insurance), and changes to, and/or more stringent enforcement of, such laws, rules, regulations and contracts;

•	scrutiny of our industry by, and potential enforcement actions by, federal and state authorities;

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

•
potential costs and uncertainties, including the effect on future revenues, associated with and arising from litigation, regulatory investigations and other legal proceedings, and uncertainties relating to the reaction of our key counterparties to the announcement of any such matters;

•
our dependence on U.S. government-sponsored entities and agencies (especially Fannie Mae, Freddie Mac and Ginnie Mae) and their residential loan programs and our ability to maintain relationships with, and remain qualified to participate in programs sponsored by, such entities, our ability to satisfy various existing or future GSE, agency and other capital, net worth, liquidity and other financial requirements applicable to our business, and our ability to remain qualified as a GSE and agency approved seller, servicer or component servicer, including the ability to continue to comply with the GSEs’ and agencies' respective residential loan selling and servicing guides;

•
uncertainties relating to the status and future role of GSEs and agencies, and the effects of any changes to the origination and/or servicing requirements of the GSEs, agencies or various regulatory authorities or the servicing compensation structure for mortgage servicers pursuant to programs of GSEs, agencies or various regulatory authorities;

•
our ability to maintain our loan servicing, loan origination or collection agency licenses, or any other licenses necessary to operate our businesses, or changes to, or our ability to comply with, our licensing requirements;

•	our ability to comply with the terms of the stipulated order resolving allegations arising from an FTC and CFPB investigation of Ditech Financial and a CFPB investigation of RMS;

•	operational risks inherent in the mortgage servicing and mortgage originations businesses, including our ability to comply with the various contracts to which we are a party, and reputational risks;

•	risks related to the significant amount of senior management turnover and employee reductions recently experienced by the Company;

•
risks related to our substantial levels of indebtedness, including our ability to comply with covenants contained in our debt agreements or obtain any necessary waivers or amendments, generate sufficient cash to service such indebtedness and refinance such indebtedness on favorable terms, or at all, as well as our ability to incur substantially more debt;

•	our ability to renew advance financing facilities or warehouse facilities and maintain adequate borrowing capacity under such facilities;

•	our ability to maintain or grow our residential loan servicing business and our mortgage loan originations business;

•
our ability to achieve our strategic initiatives, particularly our ability to: increase the mix of our fee-for-service business, including by entering into new subservicing arrangements; improve servicing performance; successfully develop our originations capabilities in the consumer and wholesale lending channels; reduce our debt; and execute and realize planned operational improvements and efficiencies, including those relating to our non-core assets;

•	the success of our business strategy in returning us to profitability;

•	changes in prepayment rates and delinquency rates on the loans we service or subservice;

•	the ability of Fannie Mae, Freddie Mac and Ginnie Mae, as well as our other clients and credit owners, to transfer or otherwise terminate our servicing or subservicing rights, with or without cause;

•	a downgrade of, or other adverse change relating to, our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive payments and ancillary fees on our servicing portfolio;

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

•
uncertainty as to the volume of originations activity we will benefit from prior to, and following, the expiration of HARP, which is scheduled to occur on September 30, 2017, including uncertainty as to the number of "in-the-money" accounts we may be able to refinance and uncertainty as to what type of product or government program will be introduced, if any, to replace HARP;

•
risks associated with the reverse mortgage business, including changes to reverse mortgage programs operated by FHA, HUD or Ginnie Mae, our ability to accurately estimate interest curtailment liabilities, our ability to fund HECM repurchase obligations, our ability to fund principal additions on our HECM loans, and our ability to securitize our HECM loans and tails;

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

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•	risks related to our deferred tax asset, including the risk of an "ownership change" under Section 382 of the Code, changes to existing tax rates or any additional valuation allowance;

•	uncertainties regarding impairment charges relating to our goodwill or other intangible assets;

•	risks associated with a material weakness in our internal controls over financial reporting, including the timing and effectiveness of our remediation plan;

•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	our ability to manage potential conflicts of interest relating to our relationship with WCO; and

•
risks related to our relationship with Walter Energy and uncertainties arising from or relating to its bankruptcy filings and liquidation proceedings, including potential liability for any taxes, interest and/or penalties owed by the Walter Energy consolidated group for the full or partial tax years during which certain of the Company's former subsidiaries were a part of such consolidated group and certain other tax risks allocated to us in connection with our spin-off from Walter Energy.

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

PART I
ITEM 1. BUSINESS
The Company
We are an independent servicer and originator of mortgage loans and servicer of reverse mortgage loans. We service a wide array of loans across the credit spectrum for our own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. Through our consumer, correspondent and wholesale lending channels, we originate and purchase residential mortgage loans that we predominantly sell to GSEs and government agencies. We also operate two supplementary businesses; asset receivables management and real estate owned property management and disposition. Our goal is to become a partner with our customers; assisting them with the originations process and through the life of their loan, with a highly regarded originations and servicing platform and quality customer service in an open, honest and straightforward manner.
We are a Maryland corporation incorporated in 1997 and operate throughout the U.S. Our business was established in 1958 and operated as the captive financing business of Walter Energy, originating and purchasing residential loans and servicing these loans to maturity. In April 2009, we were spun off from Walter Energy; merged with Hanover; qualified as a REIT; and began to operate our business as an independent, publicly-traded company. After the spin-off, in 2010 we acquired Marix, a high-touch specialty mortgage servicer, and in 2011 we acquired Green Tree, a leading independent mortgage loan servicer providing high-touch servicing of GSE, government agency and third-party mortgage loans. As a result of the Green Tree acquisition, we no longer qualified as a REIT. Since then, we have grown our servicing and originations businesses both organically and through a number of acquisitions, including the acquisitions of RMS and S1L in 2012, the acquisition of a national originations platform in 2013 from ResCap and significant bulk servicing right acquisitions in 2013 and 2014.
The terms “Walter Investment,” the “Company,” “we,” “us” and “our” as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries.
At December 31, 2016, we serviced 2.1 million residential loans with an unpaid principal balance of $246.4 billion. We originated $20.3 billion in mortgage loan volume in 2016. We manage our Company in three reportable segments: Servicing; Originations; and Reverse Mortgage. A description of the business conducted by each of these segments is provided below:
Servicing - Our Servicing segment performs servicing for our own mortgage loan portfolio and on behalf of third-party credit owners of mortgage loans for a fee and also performs subservicing for third-party owners of MSR. The Servicing segment also operates complementary businesses including a collections agency that performs collections of post charge-off deficiency balances for third parties and us. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.
Our servicing and subservicing activities relating to our mortgage loan portfolio involve the management (e.g., calculation, collection and remittance) of mortgage payments, escrow accounts, and insurance claims. For certain accounts, we perform specialty servicing activities utilizing a “high-touch” model to establish and maintain borrower contact and facilitate loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes. Borrower interactions rely on loss mitigation strategies that apply predictive analytics to identify risk factors and severity grades to determine appropriate loss mitigation options and strategies. We assign a single point of contact to accounts experiencing difficulties in order to make collection calls and coordinate loss mitigation efforts. The single point of contact allows us to build one-on-one relationships with our consumers. We generally follow GSE and agency servicing guidelines (as well as other credit-owner guidelines) to implement a standardized loss mitigation process, which may include loan modification programs for borrowers experiencing temporary hardships. Our loan modification offerings include short-term interest rate reductions and/or payment deferrals and, until recently, also included loan modifications through HAMP, a federally sponsored loan modification program established to assist eligible home owners with loan modifications on their home mortgage debt. When loan modification and other efforts are unable to cure a default, we pursue alternative property resolutions prior to pursuing foreclosure, including short sales (in which the borrower agrees to sell the property for less than the loan balance and the difference is forgiven) and deeds-in-lieu of foreclosure (in which the borrower agrees to convey the property deed outside of foreclosure proceedings).
With respect to mortgage loans for which we own the MSR, we perform mortgage servicing primarily in accordance with Fannie Mae, Freddie Mac and Ginnie Mae servicing guidelines, as applicable. In 2016, we earned approximately 46%, 9% and 9% of our total revenues from servicing Fannie Mae, Freddie Mac and Ginnie Mae residential loans, respectively. Under our numerous master servicing agreements and subservicing contracts, we agree to service loans in accordance with servicing standards that the credit owners and/or subservicing clients may change from time to time. These agreements and contracts can typically be terminated by the counterparties thereto, with or without cause. Refer to Item 1A. Risk Factors for a discussion of certain risks relating to our master servicing agreements and subservicing contracts.

We have acquired servicing rights in bulk transactions, pursuant to co-issue arrangements and in connection with business acquisitions, and by retaining servicing rights relating to mortgage loans we originate. As the owner of servicing rights, we act on behalf of loan owners and have the contractual right to receive a stream of cash flows (expressed as a percentage of unpaid principal balance) in exchange for performing specified servicing functions and temporarily advancing funds to meet contractual payment requirements for loan owners and to pay taxes, insurance and foreclosure costs on delinquent or defaulted mortgages. As a subservicer, we earn a contractual fee on a per-loan basis and we are reimbursed for servicing advances we make on delinquent or defaulted mortgages, generally in the following month. We can earn incentive fees based on the performance of certain loan pools serviced by us and also have the ability, under certain circumstances, to earn modification fees and other program-specific incentives, and ancillary fees, such as late fees. Our specialty servicing fees typically include a base servicing fee and activity-based fees for the successful completion of default-related services.
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

Our Servicing segment procured voluntary insurance for residential loan borrowers, lender-placed hazard insurance for residential loan borrowers and credit owners and other ancillary products through our principal insurance agency until the sale of such agency and substantially all of our insurance agency business on February 1, 2017. This agency earned commissions on insurance sales, and commissions were earned on lender-placed insurance in certain circumstances and if permitted under applicable laws and regulations. Mortgage loans require borrowers to maintain insurance coverage to protect the collateral securing the loan. To the extent a borrower fails to maintain the necessary coverage, we are generally contractually required to add the borrower’s property to our own hazard insurance policy and charge the borrower his/her allocated premium amount. Though we were licensed nationwide to sell insurance products on behalf of third-party insurance carriers, we neither underwrote insurance policies nor adjudicated claims.

Insurance revenues were historically aligned with the size of our servicing portfolio. However, due to Fannie Mae and Freddie Mac restrictions that became effective on June 1, 2014, as well as other regulatory and litigation developments with respect to lender-placed insurance, our insurance commissions related to lender-placed insurance policies began to decrease materially beginning in 2014. On February 1, 2017, we completed the sale of our principal insurance agency and substantially all of our insurance agency business. As a result of this sale, we will no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us (and retained by us following the aforementioned sale) began to provide insurance marketing services to third-party insurance agencies and carriers with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services.
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
Subservicing
As of December 31, 2016, we were the subservicer for 0.9 million accounts with an unpaid principal loan balance of $120.8 billion. These subserviced accounts represented approximately 49% of our total servicing portfolio based on unpaid principal loan balance at that date. Our largest subservicing customer, NRM, represented approximately 56% of our total subservicing portfolio based on unpaid principal loan balance on December 31, 2016. Our next largest subservicing customer represented approximately 23% of our total subservicing portfolio based on unpaid principal loan balance on December 31, 2016.
The subservicing contracts pursuant to which we are retained to subservice mortgage loans generally provide that our customer, the owner of the MSR that we subservice, can terminate us as subservicer with or without cause, and each such contract has unique terms establishing the fees we will be paid for our work under the contract or upon the termination of the contract, if any, and the standards of performance we are required to meet in servicing the relevant mortgage loans, such that the profitability of our subservicing activity may vary among different contracts. We believe that our subservicing customers consider various factors from time to time in determining whether to retain or change subservicers, including the financial strength and servicer ratings of the subservicer, the subservicer's record of compliance with regulatory and contractual obligations (including any enhanced, "high touch" processes required by the contract) and the success of the subservicer in limiting the delinquency rate of the relevant portfolio. The termination of one or more of our subservicing contracts could have a material adverse effect on us, including on our business, financial condition, liquidity and results of operations. Refer to Item 1A. Risk Factors for a discussion of certain additional risks and uncertainties relating to our subservicing contracts.

Originations - Our Originations segment originates and purchases mortgage loans through the following channels:

•	consumer originations, which is comprised of:

◦
consumer retention - originates mortgage loans primarily through the use of a centralized call center that utilizes leads generated through solicitations of consumers in our existing servicing portfolio and through referrals from our servicing call centers; and

◦
consumer direct - originates mortgage loans primarily through the use of a centralized call center that utilizes origination leads generated through direct mail, internet, telephone and general advertising campaign solicitations of consumers, some of whom who are not currently in our existing servicing portfolio;

•	correspondent lending - purchases closed mortgage loans from a network of lenders in the marketplace; and

•	wholesale lending - originates mortgage loans through a network of approved brokers. During the third quarter of 2016 we re-entered the wholesale channel in an effort to expand our customer base.
Beginning in 2016, we combined our consumer retention and consumer direct call centers to pursue a more streamlined consumer lending process. In January 2016, we exited activities associated with our consumer retail channel, which originated mortgage loans through loan officers. Our consumer retail channel originated $551.3 million in mortgage loans during the year ended December 31, 2015.
Our consumer originations operations offer a range of home purchase and refinance mortgage loan options, including fixed and adjustable rate conventional conforming, Ginnie Mae, FHA, VA, USDA and jumbo products. A conventional conforming loan is a mortgage loan that conforms to GSE guidelines, which include, but are not limited to, limits on loan amount, loan-to-value ratios, debt-to-income ratios, and minimum credit scores. Our product offerings include special financing programs such as HARP, which has expanded loan-to-value limits for qualified applicants as compared to conventional conforming loans. The mortgage loans we fund are generally eligible for sale to GSEs or insured by government agencies.
We underwrite the mortgage loans we originate generally to secondary market standards, including the standards set by Fannie Mae, Freddie Mac, Ginnie Mae, the FHA, the USDA, the VA, and jumbo loan investor programs. Loans are reviewed by our underwriters in an attempt to ensure each mortgage loan is documented according to, and its terms comply with, the applicable secondary market standard. Our underwriters determine loan eligibility based on specific loan product requirements, such as loan-to-value, FICO, or maximum loan amount. Third-party diligence tools are utilized by our underwriters to validate data supplied by the potential borrower and to uncover potential discrepancies. We conduct audits on our underwriters to confirm proper adherence to our internal guidelines and polices, which audits are in addition to our standard quality control review. These audits are designed to provide an additional layer of internal review in an attempt to further mitigate quality defects and repurchase risk in the originations process.
Within our correspondent lending channel, we generally purchase the same types of loans that we originate in our consumer originations channel, although the mix varies among these channels. Correspondent lenders with which we do business agree to comply with our client guide, which sets forth the terms and conditions for selling loans to us and generally governs the business relationship. We monitor and attempt to mitigate counterparty risk related to loans that we acquire through our correspondent lending channel by conducting quality control reviews of correspondent lenders, reviewing compliance by correspondent lenders with applicable underwriting standards and our client guide, and evaluating the credit worthiness of correspondent lenders on a periodic basis. In 2016, our correspondent lending channel purchased loans from 502 lenders in the marketplace, of which 45 were associated with approximately half of our purchases.
Within our wholesale lending channel, we originate loans through mortgage brokers. Loans sourced by mortgage brokers are underwritten and funded by us and generally close in our name. Through the wholesale channel, we generally originate the same types of loans that we originate in our consumer originations channel, although the mix varies among these channels. We underwrite and process all loan applications submitted by the mortgage brokers in a manner consistent with that described above for the consumer originations channel. Mortgage brokers with whom we do business agree to comply with our client guide, which sets forth the terms and conditions for brokering loans to us and generally governs the business relationship. We monitor and attempt to mitigate counterparty risk related to loans that we originate through our wholesale lending channel by conducting quality control reviews of mortgage brokers, reviewing compliance by brokers with applicable underwriting standards and our client guide, and evaluating the credit worthiness of brokers on a periodic basis.
Our capital markets group is responsible for pricing loans and managing the interest rate risk through the time a loan is sold to third parties and managing the risk (which we call the “pull-through risk”) that loans we have locked will not be closed and funded in an attempt to maximize loan sale profitability through our various originations channels. The capital markets group uses models and hedging analysis in an attempt to maximize profitability while minimizing the risks inherent in the originations business.

During 2015, the mix of mortgage loans sold by our Originations segment (which includes loans originated and purchased through all channels) shifted away from what had historically been substantially all Fannie Mae conventional conforming loans. In 2015, the mix of mortgage loans originated by our Originations segment, based on unpaid principal balance, consisted of (i) 56% Fannie Mae conventional conforming loans, (ii) 35% Ginnie Mae loans and (iii) 9% Freddie Mac conventional conforming loans. In 2016, the mix of mortgage loans originated by our Originations segment, based on unpaid principal balance, consisted of (i) 47% Fannie Mae conventional conforming loans, (ii) 39% Ginnie Mae loans and (iii) 14% Freddie Mac conventional conforming loans.
Our Originations segment revenue, which is primarily net gains on sales of loans, is impacted by interest rates and the volume of loans locked. The margins earned by our Originations segment are impacted by our cost to originate the loans including underwriting, fulfillment and lead costs. We have historically sold our originated and purchased mortgage loans to third parties while retaining the servicing rights. Our future strategy is to shift from retaining the servicing rights for mortgage loans sold to third parties in favor of subservicing.
Reverse Mortgage - Our Reverse Mortgage segment primarily focuses on the servicing of reverse loans. In December 2016, management decided to exit the reverse mortgage originations business, which occurred in January 2017. We intend to fulfill reverse loans in our originations pipeline consistent with our underwriting practices and to fund undrawn amounts available to borrowers, and we will continue to service reverse loans. Reverse loan originations were historically conducted through our consumer direct, consumer retail, wholesale and correspondent lending origination channels.
The consumer retail channel originated reverse loans in 47 states and the District of Columbia through loan officers located in approximately 20 licensed locations throughout the U.S. The consumer direct channel originated reverse loans through call centers with leads purchased from lead purveyors or generated via advertising campaigns. The wholesale channel sourced reverse loans from a network of brokers. The correspondent channel purchased reverse loans from a network of correspondents in the marketplace.
This segment receives cash proceeds at the time reverse loans are securitized. We securitize substantially all our reverse loans through the Ginnie Mae II MBS program into HMBS. Based upon the structure of the Ginnie Mae II MBS program, we determined that these securitizations do not meet all of the requirements for sale accounting, and as such, we account for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on our consolidated balance sheets as residential loans. The segment earns net revenue on the net fair value gains on reverse loans and the related HMBS obligations.
This segment also performs subservicing for third-party credit owners of reverse loans, similar to our Servicing segment, and provides other complementary services for the reverse mortgage market, such as real estate owned property management and disposition, for a fee.
Other - As of December 31, 2016, our Other non-reportable segment holds the assets and liabilities of the Non-Residual Trusts and corporate debt. This segment also includes our asset management business, which we are in the process of winding down.
As previously reported, during the first quarter of 2015, we took steps to simplify our business and reorganized our reportable segments to align with our changes in the management reporting structure. As a result of this reorganization, we combined the ARM, Insurance, and Loans and Residuals businesses into the Servicing segment. Refer to Note 29 to the Consolidated Financial Statements for financial information relating to our segments.
Competition
We compete with a great number of institutions in the mortgage banking market for both the servicing and originations businesses as well as in our reverse mortgage and complementary businesses. In the servicing area, we compete with other servicers to acquire MSR and for the right to subservice mortgages for others. Competitive factors in the servicing business include: a servicer’s scale of operations and financial strength; a servicer’s access to capital to fund acquisitions of MSR; a servicer’s ability to meet contractual and regulatory obligations and to achieve favorable performance (e.g., in default management activity) relative to other servicers; a servicer’s ability to provide a favorable experience for the borrower; and a servicer’s cost to service or subservice. In the mortgage originations area, we compete to refinance or provide new mortgages to borrowers whose mortgages are in our existing servicing portfolio. In this area, the price and variety of our mortgage products are important factors of competition, as is the reputation of our servicing business and the quality of the experience the borrower may have had with our servicing business. Since mid-2015, our loan origination and servicing businesses have operated under a single “Ditech” brand. We also compete, principally on the basis of price and process efficiency, to acquire mortgages from correspondent lenders. In the future, as we attempt to grow the amount of purchase money (i.e., non-refinance) mortgages we originate, we expect we will also increasingly compete on the basis of brand awareness.
Across our servicing and originations businesses, technology is an important competitive factor. In particular, we believe it will be increasingly important to enable servicing and originations customers to access our services through our website and mobile devices. We face numerous competitors with greater financial resources, human resources and technology resources than ours, and there can be no assurance that we will be able to compete successfully.

Technology
Our businesses employ technology by using third-party systems where standardization is key and proprietary systems where functionality, flexibility and time to market are critical to regulatory compliance, customer experience and credit performance. The majority of our proprietary systems are supported by a team of information technology professionals who seek to protect our systems and ensure they are effective. In-house developed proprietary systems are leveraged for customer service, default management, data modeling and reverse mortgage servicing.
On October 27, 2014, we signed a long-term Loan Servicing Agreement with Black Knight Financial Services, LLC for the use of MSP, a mortgage and consumer loan servicing platform. We also use our own proprietary systems for collections, customer service and default management. During the second quarter of 2016, we transitioned approximately 1.4 million loans, or greater than 60% of our mortgage loan servicing portfolio, to MSP, and now have greater than 75% of our mortgage loan servicing portfolio on MSP. Our private label loans, manufactured housing loans and second lien mortgage loans continue to be serviced on our proprietary systems.
Subsidiaries
For a listing of our subsidiaries, refer to Exhibit 21 of this Annual Report on Form 10-K.
Employees
We employed approximately 4,900 full-time equivalent employees at December 31, 2016 as compared to approximately 5,900 at December 31, 2015, all of whom were located in the U.S. The decline in full-time equivalent employees was due primarily to distinct actions we took in 2016 in connection with our continued efforts to enhance efficiencies and streamline processes within the organization, which included various organizational changes to scale our leadership team and support functions to further align with our business needs. We believe we have been successful in our efforts to recruit and retain qualified employees. However, we experience significant turnover with respect to certain roles at the Company, and therefore maintain active and continuous new employee recruiting and training programs. None of our employees is a party to any collective bargaining agreements.
We outsource certain back-office functions that support our loan originations and servicing groups to third-party vendors located in the U.S. and offshore locations in an effort to improve efficiency and reduce cost. These back-office functions include loan set-up, escrow account set-up, claims filing, post-close audits, indexing and imaging. When we outsource a function, we retain a third-party vendor to perform such function as opposed to having our employees perform such function. From time to time we expect to outsource additional back-office and other functions. We have recently increased the number of functions we outsource, as well as our use of offshore vendors generally, especially with respect to certain of our technology functions, and we expect to outsource additional back-office and other functions in the future both domestically and abroad.
Transactions with NRM
On August 8, 2016, Ditech Financial and NRM executed the NRM Flow and Bulk Agreement whereby Ditech Financial agreed to sell to NRM all of Ditech Financial’s right, title and interest in mortgage servicing rights with respect to a pool of mortgage loans, with subservicing retained. The NRM Flow and Bulk Agreement provides that, from time to time, Ditech Financial may sell additional MSR to NRM in bulk or as originated or acquired on a flow basis, subject in each case to the parties agreeing on price and certain other terms.
During 2016, in various bulk sale transactions under the NRM Flow and Bulk Agreement, we sold NRM mortgage servicing rights relating to mortgage loans having an aggregate unpaid principal balance of $59.8 billion as of the applicable closing dates of such transactions, with subservicing retained. As of December 31, 2016, we had received $250.0 million in cash proceeds relating to such sales, which proceeds do not include certain holdback amounts relating to such sales that we expect to be paid to us over time. In addition, we have recently begun to sell NRM, on a flow basis and with subservicing retained, MSR relating to certain mortgage loans that we originate. NRM also acquired substantially all of WCO’s MSR portfolio in the fourth quarter of 2016, which consisted of MSR relating to mortgage loans having an aggregate unpaid principal balance of $9.8 billion as of the applicable closing dates. Ditech Financial subservices these MSR under the NRM Subservicing Agreement.
The initial term of the NRM Flow and Bulk Agreement will expire on the third anniversary of the effective date and shall be renewed for successive one-year terms thereafter unless either party provides written notice to the other party of its election not to renew. Each party to the NRM Flow and Bulk Agreement also has termination rights upon the occurrence of certain events and NRM can terminate this agreement at any time on 30 days' notice. In connection with Ditech Financial’s entry into the NRM Flow and Bulk Agreement, we entered into a performance and payment guaranty whereby the Parent Company guarantees performance of all obligations and all payments required by Ditech Financial under the NRM Flow and Bulk Agreement.

In addition, on August 8, 2016, Ditech Financial and NRM entered into the NRM Subservicing Agreement whereby Ditech Financial acts as subservicer for the mortgage loans whose MSR are sold by Ditech Financial to NRM under the NRM Flow and Bulk Agreement and for other mortgage loans as may be agreed upon by Ditech Financial and NRM from time to time, in exchange for a subservicing fee. Under the NRM Subservicing Agreement and a related agreement, Ditech Financial will perform all daily servicing obligations on behalf of NRM with respect to the MSR that are serviced by Ditech Financial pursuant to the terms of the NRM Subservicing Agreement, including collecting payments from borrowers and offering refinancing options to borrowers for purposes of minimizing portfolio runoff.
With respect to Ditech Financial, the initial term of the NRM Subservicing Agreement will expire on the first anniversary of the effective date thereof and will be automatically renewed for successive one-year terms thereafter. Ditech Financial may terminate the NRM Subservicing Agreement without cause at the end of the initial one-year term or at the end of any subsequent one-year renewal term by providing notice to NRM at least 120 days prior to the end of the applicable term. If Ditech Financial elects to terminate the NRM Subservicing Agreement without cause, Ditech Financial will not be entitled to receive any deconversion fee, will be responsible for certain servicing transfer costs and will owe NRM a transfer fee if such termination occurs within five years from the effective date of the agreement. Ditech Financial may also terminate the NRM Subservicing Agreement immediately for cause upon the occurrence of certain events, including, without limitation, any failure by NRM to remit payments (subject to a cure period), certain bankruptcy or insolvency events of NRM, NRM ceasing to be an approved servicer in good standing with Fannie Mae or Freddie Mac (unless caused by Ditech Financial) and any failure by NRM to perform, in any material respect, its obligations under the agreement (subject to a cure period). Upon any termination of the NRM Subservicing Agreement by Ditech Financial for cause, NRM will owe Ditech Financial a deconversion fee and be responsible for certain servicing transfer costs.
With respect to NRM, the initial term of the NRM Subservicing Agreement will expire on the first anniversary of the effective date thereof and thereafter the agreement shall automatically terminate unless renewed by NRM on a monthly basis. If NRM fails to renew the agreement, it will owe Ditech Financial a deconversion fee. NRM may terminate the NRM Subservicing Agreement without cause at any time during the initial one-year term upon at least 90 days prior notice to Ditech Financial. If NRM elects to terminate the NRM Subservicing Agreement without cause, it will owe Ditech Financial a deconversion fee and be responsible for certain servicing transfer costs. NRM may also terminate the NRM Subservicing Agreement immediately for cause upon the occurrence of certain events, including, without limitation, any failure by Ditech Financial to remit payments (subject to a cure period), any failure by Ditech Financial to provide reports to NRM (subject to a cure period), a change of control of Ditech Financial or the Parent Company, the failure of Ditech Financial to satisfy certain portfolio performance measures relating to delinquency rates or advances, Ditech Financial ceasing to be an approved servicer in good standing with Fannie Mae or Freddie Mac, any failure by Ditech Financial or the Parent Company to satisfy certain financial metrics, certain bankruptcy or insolvency events of Ditech Financial or the Parent Company and any failure by Ditech Financial to perform, in any material respect, its obligations under the agreement (subject to a cure period). Upon any termination of the NRM Subservicing Agreement by NRM for cause, Ditech Financial will not be entitled to receive any deconversion fee, will be responsible for certain servicing transfer costs and will owe NRM a transfer fee if such termination occurs within five years from the effective date of the agreement.

With respect to both the NRM Flow and Bulk Agreement and the NRM Subservicing Agreement, Ditech Financial and Walter must satisfy a number of financial metrics, including financial metrics relating to Walter’s consolidated liquidity and consolidated leverage ratio of debt to EBITDA (calculated in accordance with our 2013 Secured Credit Facilities).  Failure to satisfy any of these financial metrics when required would allow termination of these agreements by NRM for cause, and we cannot assure you that, in such event, we would be able to negotiate an amendment, waiver or other arrangement to resolve the matter favorably to us.
Walter Capital Opportunity Corp.
In 2014, we established WCO, a company formed to invest in mortgage-related assets, including MSR and excess servicing spread related to MSR. We own approximately 10% of WCO; third-party investors own the remainder of WCO. Beginning in 2014 and continuing through 2016, WCO, in various transactions, acquired MSR, excess servicing spread and other mortgage-related assets in transactions with us and other market participants. Through our subsidiary investment advisor, we serve as investment manager for WCO and, until the sale of substantially all of its assets, WCO engaged us to subservice its MSR.
In November 2016, WCO entered into a series of agreements whereby it agreed to sell substantially all of its assets, including the sale of substantially all of its MSR portfolio to NRM. In connection with the December 2016 closing of the transactions relating thereto, WCO commenced liquidation activities and we do not expect to sell further assets to WCO.

Rights Agreement
On November 11, 2016, we entered into an Amended and Restated Section 382 Rights Agreement with Computershare, which amends and restates the Rights Agreement between the Company and Computershare dated as of June 29, 2015, as previously amended. Our Board of Directors had previously authorized, and we declared, a dividend of one preferred stock purchase right for each outstanding share of our common stock. The dividend was payable on July 9, 2015 to stockholders of record as of the close of business on July 9, 2015 and entitled the registered holder thereof to purchase from us one one-thousandth of a fully paid non-assessable share of Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $74.16, subject to adjustment as provided in the Rights Agreement. Any shares of common stock issued by us after such date also receive such a right. The terms of the preferred stock purchase rights are set forth in the Rights Agreement.
Subsequent to the initial adoption of the Rights Agreement, it was amended to, among other things, permit certain stockholders to acquire up to 25% of the outstanding shares of our common stock. The Company entered into the November 2016 amendment and restatement of the Rights Agreement to, among other things, lower the ownership thresholds permitted pursuant to the Rights Agreement such that if any person or group of persons, including persons who owned more than the threshold percentage of shares on the amendment date, but excluding certain exempted persons, acquires 4.99% or more of our outstanding common stock or any other interest that would be treated as “stock” for the purposes of Section 382, there would be a triggering event potentially resulting in significant dilution in the voting power and economic ownership of such acquiring person or group. The Rights Agreement provides that the rights issued thereunder will expire on November 11, 2017 or upon the earlier occurrence of certain events, subject to the extension of the Rights Agreement by our Board of Directors or the redemption or exchange of the rights by us, in each case as described in, and subject to the terms of, the Rights Agreement.
The November 2016 amendment to the Rights Agreement was intended to help protect our “built-in tax losses” and certain other tax benefits by acting as a deterrent to any person or group of persons acting in concert from becoming or obtaining the right to become the beneficial owner (including through constructive ownership of securities owned by others) of 4.99% or more of the shares of our common stock, or any other interest that would be treated as “stock” for the purposes of Section 382, then outstanding, without the approval of our Board of Directors, subject to certain exceptions.
Laws and Regulations
Our business is subject to extensive regulation by federal, state and local authorities, including the CFPB, HUD, VA, the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing and mortgage originations businesses. We are also subject to a variety of regulatory and contractual obligations imposed by credit owners, investors, insurers and guarantors of the mortgages we originate and service, including, but not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, USDA and the VA/FHA. Furthermore, our industry has been under scrutiny by federal and state regulators over the past several years, and we expect this scrutiny to continue. Laws, rules, regulations and practices that have been in place for many years may be changed, and new laws, rules, regulations and administrative guidance have been, and may continue to be, introduced in order to address real and perceived problems in our industry. We expect to incur ongoing operational, legal and system costs in order to comply with these rules and regulations.
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

•	Regulation AB under the Securities Act, which requires registration, reporting and disclosure for mortgage-backed securities;

•	certain provisions of the Dodd-Frank Act, including the Consumer Financial Protection Act, which among other things, created the CFPB and prohibits unfair, deceptive or abusive acts or practices;

•	the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, which prohibit unfair and deceptive acts and practices and certain related practices;

•	the TCPA, which restricts telephone solicitations and automatic telephone equipment;

•	Regulation N, which prohibits certain unfair and deceptive acts and practices related to mortgage advertising;

•	the Bankruptcy Code and bankruptcy injunctions and stays, which can restrict collection of debts;

•	the Secure and Fair Enforcement for Mortgage Licensing Act; and

•	various federal flood insurance laws that require the lender and servicer to provide notice and ensure appropriate flood insurance is maintained when required.
The Dodd-Frank Act, enacted in 2010, constituted a sweeping reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. Among other things, the Dodd-Frank Act created the CFPB, a new federal entity responsible for regulating consumer financial services. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers and originators, including TILA, RESPA and the FDCPA. The CFPB also has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB's jurisdiction includes persons (such as us) originating, brokering or servicing residential mortgage loans, those persons performing loan modification or foreclosure relief services in connection with such loans and certain entities involved in the transfer of MSR.
Title XIV of the Dodd-Frank Act imposed a number of requirements on mortgage originators and servicers of residential mortgage loans, significantly increased the penalties for noncompliance with certain consumer protection laws and also established new standards and practices for mortgage originators and servicers. Subsequent to the enactment of the Dodd-Frank Act, the CFPB has issued, and is expected to continue to issue, various rules that impact mortgage servicing and originations, including: periodic billing statements; certain notices and acknowledgments; prompt crediting of borrowers’ accounts for payments received; additional notice, review and timing requirements with respect to delinquent borrowers; prompt investigation of complaints by borrowers; additional requirements before purchasing insurance to protect the lender’s interest in the property; certain customer service benchmarks for servicers; servicers’ obligations to establish reasonable policies and procedures; requirements to provide information about mortgage loss mitigation options to delinquent borrowers; rules governing the scope, timing, content and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions; establishing certain requirements relating to billing statements, payment crediting and the provision of payoff statements; preventing or limiting servicers of residential mortgage loans from taking certain actions (e.g. the charging of certain fees); requirements for determining prospective borrowers’ abilities to repay their mortgages; removing incentives for higher cost mortgages; prohibiting prepayment penalties for non-qualified mortgages; prohibiting mandatory arbitration clauses; requiring additional disclosures to potential borrowers; restricting the fees that mortgage originators may collect; requiring new mortgage loan disclosures that integrate the TILA disclosures with the RESPA disclosures for certain covered transactions; and other new requirements, in each case either increasing costs and risks related to servicing and originations or reducing revenues currently generated.

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
State Law
We are also subject to extensive state licensing, statutory and regulatory requirements as a mortgage servicer, loan originator and debt collector throughout the U.S. We are subject to ongoing supervision, audits and examinations conducted by state regulators, including periodic requests from state and other agencies for records, documents and information regarding our policies, procedures and business practices.
State laws affecting our businesses have also been evolving. Some changes have occurred on a nationwide basis at the state level due to the establishment and/or amendment of minimum standards under federal law, such as state licensing requirements. Some states may seek to incorporate federal requirements as a requirement imposed on a state licensed entity, while other states may seek to impose their own additional requirements to the extent not preempted under federal law. Additionally, there have been growing trends in state lawmaking focusing on the servicing of mortgage loans related to, for example, data privacy, loan modifications and anti-foreclosure measures.
Recent Regulatory Developments
Servicing Segment
On August 4, 2016, the CFPB announced a final rule addressing changes to existing mortgage servicing rules under Regulation X of RESPA and Regulation Z of TILA. The new final rule clarifies, revises and amends provisions regarding, among other things, force-placed insurance, early intervention and loss mitigation requirements under Regulation X and prompt crediting and periodic statement requirements under Regulation Z. The final rule also addresses proper compliance regarding certain servicing requirements when a person is a potential or confirmed successor in interest, is a debtor in bankruptcy, or sends a cease communication request under the FDCPA. The final rule also makes technical corrections to several provisions of Regulation X and Regulation Z. The majority of the requirements under the final rule are expected to take effect on October 19, 2017.
The CFPB also issued an interpretive rule under the FDCPA relating to servicers' compliance with certain mortgage servicing rules. Most of the provisions of the final rule are expected to take effect on October 19, 2017, and the provisions relating to successors in interest and the provisions relating to periodic statements for borrowers in bankruptcy are expected to take effect April 19, 2018.

There have been various legal and regulatory developments in Nevada regarding liens asserted by homeowner’s associations for unpaid assessments. In September 2014, the Nevada Supreme Court held that an HOA non-judicial foreclosure sale can extinguish a mortgage lender’s previously-recorded first deed of trust on a property if that foreclosure is to recover assessments categorized as super-priority amounts. In June 2015, the U.S. District Court for the District of Nevada issued an opinion holding that federal law prohibits an HOA foreclosure proceeding from extinguishing a first deed of trust assigned to Fannie Mae. A Nevada state court subsequently reached the same conclusion. The Nevada Supreme Court also reversed a lower court summary judgment decision invalidating an HOA foreclosure sale on the basis that the HOA refused the lienholder’s tender of the super-priority portion of the lien and that the HOA sale was commercially unreasonable. The Nevada Supreme Court ruled that these were issues of fact and remanded for further proceedings. Additional litigation in both state and federal courts and appellate courts is pending with respect to these issues. Also, new legislation in Nevada, which became effective on October 1, 2015, requires HOAs to provide notice to lienholders relating to the default and foreclosure sale and also to provide creditors with a right to redeem the property for up to 60 days following an HOA foreclosure sale. In January 2017, the Nevada Supreme Court ruled that the state’s non-judicial HOA foreclosure statutes in effect prior to the 2015 amendments do not unconstitutionally violate due process and are not a government taking. This opinion conflicts with a 2016 decision of the Ninth Circuit, holding that the statute was unconstitutional. Credit owners may assert claims against servicers for failure to advance sufficient funds to cover unpaid HOA assessments and protect the credit owner’s interest in the subject property. We service numerous loans in Nevada and are involved in litigation and other legal proceedings affected by, or related to, these HOA matters.
On February 16, 2017, the NY DFS issued its final Cybersecurity Requirements for Financial Services Companies, which regulation sets forth certain minimum standards designed to promote the protection of customer information as well as the information technology systems of regulated entities. This regulation, which took effect on March 1, 2017, requires banks, insurance companies and other entities regulated by the NY DFS, including us, to design a cybersecurity program that addresses their specific risk profile, ensures the safety and soundness of the institution and protects its customers. Except in certain specified instances providing for longer compliance periods or reliance on the use of effective alternative compensating controls, entities subject to the rule generally have 180 days from the effective date to comply with its requirements. We currently expect to comply with such requirements within the specified time periods or rely on the use of alternative compensating controls as permitted by the regulation.
Originations Segment
On October 3, 2015, the CFPB's “Know Before You Owe” mortgage disclosure rule, which amended Regulation X of RESPA and Regulation Z of TILA to integrate certain mortgage loan disclosure forms and requirements, became effective. On July 29, 2016, the CFPB announced a proposed rule that would amend such mortgage disclosure rule in order to formalize guidance about the rule, provide greater clarity and certainty and help facilitate compliance within the mortgage industry. In addition to various clarifications, minor changes, and technical corrections, the proposal makes four substantive changes to the rule: (i) creates tolerances for the total of payments disclosure; (ii) provides for an adjustment of the current partial exemption for certain housing assistance loans to clarify that recording fees and transfer taxes are excluded from the exemption's limitation on costs; (iii) includes all cooperatives under the rule regardless of whether the cooperative is classified as real property under state law; and (iv) incorporates and expands upon previous CFPB webinar guidance concerning the sharing of disclosures with sellers and various other parties.
On October 15, 2015, the CFPB issued a final rule that will expand the scope of the Home Mortgage Disclosure Act data reporting requirements while seeking to streamline certain existing requirements. The final rule implements certain changes expressly required by the Dodd-Frank Act as well as additional changes based on the CFPB’s discretionary rulemaking authority, which the CFPB believes will assist in carrying out HMDA's purposes. The amended rule adds new data points for applicant or borrower age, credit score, automated underwriting system information, unique loan identifier, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, non-amortizing loan features, interest rate and loan originator identifier, as well as other data points. The rule also modifies several existing data points. As for types of transactions to be reported, the HMDA rule adopts a dwelling secured standard for transactional coverage, including most closed-end loans and open-end lines of credit secured by a dwelling. The expanded data-collection under the revised rule is expected to begin on January 1, 2018, with reporting expected to begin in 2019.
Reverse Mortgage Segment
On January 19, 2017, HUD published the “Final HECM Rule, FHA: Strengthening the Home Equity Conversion Mortgage Program.” The primary purpose of the Final HECM Rule was to codify into regulation prior guidance issued by HUD under mortgagee letters authorized by the Reverse Mortgage Stabilization Act of 2013 and the Housing and Economic Recovery Act of 2008. The Final HECM Rule addresses a wide range of reverse mortgage origination and servicing issues, and in certain areas, amends prior guidance and rules. The Final HECM Rule has an effective date of September 19, 2017, and confirms that all existing policies and requirements implemented by HUD mortgagee letters will remain in effect until then.

Federal Regulatory Freeze and Uncertainty
Following the November 2016 Presidential and Congressional elections, a level of heightened uncertainty exists with respect to the future of regulation of mortgage lending and servicing, including the future of the Dodd Frank Act and the CFPB. For example, in January 2017, President Trump issued a Presidential Memorandum and an Executive Order designed to decrease the number of federal regulations. The memorandum directed executive departments and agencies to freeze new or pending regulations, and the order directed agencies to eliminate at least two existing regulations for every proposed regulation. The Office of Management and Budget subsequently clarified that the Executive Order does not apply to independent agencies such as the CFPB, and the applicability of the Presidential Memorandum to such independent agencies is less clear. These events create uncertainty with regard to final regulations already published in the Federal Register but not yet in effect, such as the CFPB’s amendments to the mortgage servicing rules expected to take effect in October 2017 and the Final HECM Rule expected to take effect in September 2017, and also with regard to proposed rules such as the proposal to amend the CFPB's “Know Before You Owe” mortgage disclosure rule. We cannot predict when these rules will take effect, if at all, nor can we predict the specific legislative or executive actions that may follow or what actions federal and state regulators may take in response to potential changes to the Dodd Frank Act or to the regulatory environment generally.
Company Website and Availability of SEC Filings
Our website can be found at www.walterinvestment.com. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on “Investor Relations” and then click on "SEC Filings." We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Ethics, our Corporate Governance Guidelines, and charters for our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, Finance Committee and Compliance Committee. In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.
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
ITEM 1A. RISK FACTORS
You should carefully review and consider the risks and uncertainties described below, which are risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity and results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
If we fail to operate our business in compliance with both existing and future statutory, regulatory and other requirements, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the FTC, HUD, the VA, the SEC and various state agencies that license, audit, investigate and conduct examinations of our mortgage servicing, origination, insurance, collection, reverse mortgage and other activities. Further, in recent years the policies, laws, rules and regulations applicable to our business have been rapidly evolving. Though we cannot predict how the November 2016 election will impact future regulation, it is likely that federal, state or local governmental authorities will continue to enact laws, rules or regulations that will result in changes in our business practices and increased costs of compliance. However, we are unable to predict whether any such changes will adversely affect our business.

In addition, the GSEs, Ginnie Mae and other business counterparties also subject us to periodic examinations, reviews and audits, and we routinely conduct our own internal examinations, reviews and audits. These various audits, reviews and examinations of our business and related activities have uncovered, and may in the future uncover, deficiencies in our compliance with our policies and other requirements to which we are subject. While we strive to investigate and remediate such deficiencies, there can be no assurance that any remedial measures we implement, which could involve material expense, will ensure compliance with applicable policies, laws, regulations and other requirements or be deemed sufficient by the GSEs, governmental authorities or other interested parties.
We devote substantial resources (including senior management time and attention) to regulatory compliance and regulatory inquiries, and we incur, and expect to continue to incur, significant costs in connection therewith. Our business, financial condition, liquidity and/or results of operations could be materially and adversely affected by the substantial resources (including senior management time and attention) we devote to, and the significant compliance costs we incur in connection with, regulatory compliance and regulatory inquiries, and any fines, penalties, restitution or similar payments we make in connection with resolving such matters.
Furthermore, our actual or alleged failure to comply with applicable federal, state and local laws and regulations and GSE, Ginnie Mae and other business counterparty requirements, or to implement and adhere to adequate remedial measures designed to address any identified compliance deficiencies, could lead to:

•	the loss or suspension of licenses and approvals necessary to operate our business;

•	limitations, restrictions or complete bans on our business or various segments of our business;

•	disqualification from participation in governmental programs, including GSE programs;

•	damage to our reputation;

•	governmental investigations and enforcement actions;

•	administrative fines and financial penalties;

•	litigation, including class action lawsuits;

•	civil and criminal liability;

•	termination of our servicing and subservicing agreements or other contracts;

•	demands for us to repurchase loans;

•	loss of personnel who are targeted by prosecutions, investigations, enforcement actions or litigation;

•	a significant increase in compliance costs;

•	a significant increase in the resources (including senior management time and attention) we devote to regulatory compliance and regulatory inquiries;

•	an inability to access new, or a default under or other loss of current, liquidity and funding sources necessary to operate our business;

•	restrictions on mergers and acquisitions;

•	impairment of assets;

•	conservatorship or receivership by order of a court or regulator; and

•	an inability to execute on our business strategy.
Any of these outcomes could materially and adversely affect our reputation, business, financial condition, prospects, liquidity and/or results of operations.
The mortgage servicing industry has been and remains under a higher degree of scrutiny from state and federal regulators and other authorities, with particular attention directed at larger non-bank servicing organizations such as Walter Investment. We cannot guarantee that any such scrutiny and investigations will not materially adversely affect us.

Our failure to comply with existing and future rules and regulations relating to the origination and servicing of residential loans, and/or more stringent enforcement of such rules and regulations by the CFPB, HUD and other federal and state agencies could result in enforcement actions, fines, penalties and reputational damage.
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
In recent years, HUD and the DOJ have pursued actions against FHA-approved lenders, including RMS, under the False Claims Act, which imposes liability on any person who knowingly makes a false or fraudulent claim for payment to the U.S. government. Potential penalties are significant as these actions may result in treble damages and several large settlements have been entered into by HUD-approved mortgagees who have allegedly violated the False Claims Act. RMS received a subpoena dated June 16, 2016 from the Office of Inspector General of HUD requiring RMS to produce documents and other materials relating to, among other things, the origination, underwriting and appraisal of reverse mortgages for the time period since January 1, 2005. RMS also received a subpoena from the Office of Inspector General of HUD dated January 12, 2017 requesting certain documents and information relating to the origination and underwriting of certain specified loans. This investigation, which is being conducted in coordination with the U.S. Department of Justice, Civil Division, could lead to a demand or claim under the False Claims Act, which allows for penalties and treble damages, or other statutes. See Item 3. Legal Proceedings for additional information.
In addition, the DOJ could take the position that it could initiate actions against Fannie Mae- and Freddie Mac-approved lenders and servicers for alleged violations of the False Claims Act as a result of noncompliance with the GSE’s underwriting and other guidelines, given the FHFA conservatorship.
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
Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Although we are not a bank or bank holding company, in most states in which we operate, one or more regulatory agencies regulate and enforce laws relating to non-bank mortgage servicing companies and/or mortgage origination companies such as Ditech Financial and RMS. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage origination company, debt collection agency and/or third-party default specialist, as applicable, requirements as to the documentation, individual licensing of our employees and employee hiring background checks, licensing of independent contractors with whom we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers' rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business, and state regulators may have broad discretion to restrict our activities or to suspend approval or withdraw our licenses for non-compliance with applicable requirements. The failure to respond appropriately to regulatory inquiries and investigations or to satisfy state regulatory requirements could result in our ability to operate in the state being terminated, cause a default under our servicing agreements, impact our ability to originate new loans or service loans and have a material adverse effect on our financial condition and operations.
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
We are involved in various legal proceedings, including numerous litigations that arise in the ordinary course of our business (including numerous putative class actions). Like other participants in our industry, we have been and may continue to be the subject of class action and other lawsuits and of regulatory actions by state attorneys general and federal and state regulators and enforcement agencies.
Litigation and other proceedings have required, and may require in the future, that we pay attorneys' fees, settlement costs, damages (including punitive damages), penalties or other charges, which could materially adversely affect our financial results and condition and damage our reputation.
Governmental and regulatory investigations, both state and federal, have increased in all areas of our business over the last several years. The costs of responding to the investigations can be substantial. In addition, government-mandated changes, resulting from investigations or otherwise, to our loan origination and servicing practices have led, and may continue to lead, to higher costs and additional administrative burdens, such as record retention and informational obligations.
From time to time, we have entered into agreements or orders to settle investigations, potential litigations or other enforcement actions against us by governmental and regulatory authorities. Complying with settlements can be costly, and if we fail to comply we could be subject to sanctions, including actions for contempt, actions for additional fines or actions alleging violations of law. The announcement and terms of such settlements could adversely affect our reputation and, if the settlements involve findings that we have breached the law, could cause a breach of or default under our financing agreements, our servicing or subservicing contracts or other contractual obligations. Such settlements, our efforts to comply with settlements and our failure to comply with settlements could have a material adverse effect on our business, business practices, prospects, results of operations, liquidity and financial condition.
We establish reserves for pending or threatened litigation and regulatory matters when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Litigation and regulatory matters involve considerable inherent uncertainties, and our estimates of loss are based on judgments and information available at the time. Our estimates may change from time to time for various reasons, including developments in the matters. There cannot be any assurance that the ultimate resolution of our litigation and regulatory matters will not involve losses, which may be material, in excess of our recorded accruals or estimates of reasonably possible losses. See Note 31. Commitments and Contingencies to our Consolidated Financial Statements and Item 3. Legal Proceedings for additional information.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We have substantial levels of indebtedness. As of December 31, 2016, we had approximately $4.2 billion of total indebtedness outstanding, the majority of which was secured, including:

•	$1.4 billion of indebtedness under our 2013 Term Loan;

•	$538.7 million aggregate principal amount of Senior Notes;

•	$242.5 million aggregate principal amount of Convertible Notes;

•	$783.2 million, in the aggregate, of indebtedness under various servicing advance financing structures and the Early Advance Reimbursement Agreement; and

•	$1.2 billion, in the aggregate, of indebtedness under various master repurchase agreements.
All of these amounts of indebtedness exclude (i) intercompany indebtedness, (ii) guarantees of affiliate debt and (iii) certain mortgage-backed debt and HMBS-related obligations (which are non-recourse to us and our subsidiaries).
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

•	exposing us to the risk of increased interest rates as certain of our unhedged obligations are at a variable rate of interest;

•	limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to pursue strategic and operational goals;

•	exposing us to the risk of not being able to refinance our indebtedness on terms that are commercially acceptable to us, or at all;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product or service line development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors with lower debt levels.
We have engaged legal and financial debt restructuring advisors, and we have been reviewing a number of potential alternatives to reduce leverage.
We are a highly leveraged company, in relation to our ability to service our debt and on a relative basis in comparison to our peers. We depend upon ongoing access to the loan markets and the capital markets on commercially satisfactory terms to finance our business on a daily basis, and we would also need access to those markets to refinance our corporate debt, of which $242.5 million becomes due in 2019, $1.4 billion becomes due in 2020 and $538.7 million becomes due in 2021. We have engaged legal and financial debt restructuring advisors, and we have been reviewing a number of potential actions we may take to reduce our leverage. There can be no assurance as to when or whether we will determine to implement any action as a result of this review, whether the implementation of one or more of such actions will be successful, or the effects the failure to take action may have on our business, our ability to achieve our operational and strategic goals or our ability to finance our business or refinance our indebtedness. The failure to develop and implement steps to address our level of corporate leverage may have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition, and our ability to refinance our corporate level indebtedness as it becomes due in future years.
We may not be able to generate sufficient cash to meet all of our obligations or service all of our indebtedness and may not be able to extend or refinance our indebtedness. If we are unable to do so, we may be forced to take other actions to satisfy our obligations, which may not be successful.
Our ability to make required payments on our debt and other obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including the risk factors set forth herein. We have recorded significant losses in 2014, 2015 and 2016. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or to meet our other obligations such as our obligations to repurchase HECM loans or our mandatory clean-up call obligations related to our Non-Residual Trusts.
In addition, we conduct a substantial part of our operations through our subsidiaries. Accordingly, our ability to repay our indebtedness depends on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness.
Much of our debt is short-term and some of our facilities not committed, so we regularly seek to extend or refinance our existing indebtedness. Our ability to extend, renew or refinance our indebtedness on favorable terms, or at all, is uncertain and may be affected by global economic and financial conditions and other factors outside our control. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors. From time to time in the recent past, we have obtained waivers or amendments of covenants in our debt agreements. If we are unable to obtain needed waivers or amendments in the future, we could experience material adverse consequences.
If our cash flows and capital resources are insufficient to fund our debt service and other obligations or we are unable to extend or refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, and we could be forced to seek relief under the U.S. Bankruptcy Code.

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
Certain of these covenants are subject to varying interpretation, making it possible that we and our creditors disagree as to whether we have complied with our obligations under our debt agreements. A breach, or alleged breach, of any of these covenants could result in a default and our lenders could elect to declare all amounts outstanding to be immediately due and payable and to terminate all commitments to extend further credit. If we were unable to repay those amounts, the secured lenders could proceed against the collateral granted to them to secure such indebtedness. There can be no assurance that we will have sufficient assets to repay amounts due under our 2013 Secured Credit Facilities and our other indebtedness.
Our failure to renew one or more of our advance financing facilities or warehouse facilities, or any loss of a material amount of borrowing capacity under such facilities, could have a material adverse effect on our business, financial condition, liquidity or results of operations.
We have financing facilities that we depend upon to finance, on a short-term basis, our servicer advances (excluding advances made on loans we subservice which we finance, on a short-term basis, with available cash) and our residential loan originations and repurchase activities or obligations, including the repurchase of HECMs out of Ginnie Mae securitization pools. Each of these facilities is typically subject to renewal every year and contains provisions that could prevent us from utilizing any unused capacity under such facility and/or that could accelerate our repayment of amounts outstanding under such facility. Only servicing advances and residential loans (including repurchased residential loans) that meet certain eligibility requirements as defined in the relevant financing facility agreements are eligible to be financed using such facilities. The financing facilities require us to maintain a good standing relationship with the GSEs and/or Ginnie Mae, and if any contract governing such relationship were terminated, it would limit or eliminate our ability to fund our borrowing needs. In addition, amounts borrowed under our servicing advance facilities are due on a fixed date (unless extended) and, in certain circumstances, we may be required to repay such amounts before we have been reimbursed for the related advances.
Our failure to renew one or more of these financing facilities on terms acceptable to us, the acceleration of amounts due under such facilities or our loss of a material amount of borrowing capacity under such facilities, could have a material adverse effect on our business, financial condition, liquidity or results of operations.

Certain of these financing arrangements contain restrictions, covenants, and representations and warranties that, among other conditions, require us to satisfy specified financial and asset quality tests and may restrict our ability to engage in mergers or consolidations. In the past, including recently, we have obtained waivers or amendments from certain of our lenders in order to maintain compliance with certain covenants and other terms of our financing facilities, and we expect to seek waivers or amendments in the future if necessary. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a discussion of certain recent amendments and waivers. There is no assurance our lenders would consent to a waiver or amendment in the event of potential noncompliance, and in the past such consent has been, and in the future it may be, conditioned upon the receipt of a cash payment, increased interest rates or other revised terms. If we fail to meet or satisfy any covenants or representations and warranties contained in our financing agreements, including the failure to maintain or satisfy requirements imposed by the GSEs or Ginnie Mae, or the failure to comply with applicable law, we could be in default under these agreements and our lenders could elect to declare any and all amounts outstanding under the agreements immediately due and payable, enforce their respective interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings. Many of our financing agreements contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default.
Our business strategy may not be successful in returning us to profitability.
We recorded significant net losses in each of 2016, 2015 and 2014. During those years, despite our efforts to reduce our expenses, dispose of certain businesses, eliminate certain activities and improve operations we were not successful in meeting key business goals and generating profits. Our current strategy contemplates further cost reductions, operational enhancements and streamlining of our businesses and reduction of leverage. We have also engaged debt restructuring advisors and have been reviewing a number of potential actions we may take to reduce our leverage. We cannot control all of the factors that affect our ability to achieve our goals, and some elements of our strategy, such as our goal of improving operational performance, may require expenditures and investments that adversely affect our financial results.
Our business plan also assumes that we will be able to sell the majority of the MSR we originate to third parties who retain us to subservice such MSR. Although we have arrangements pursuant to which we may from time to time sell MSR to NRM, and although we are in discussions with other parties about the possibility of selling MSR to them, we have no firm commitments pursuant to which we can sell MSR and we may be unable to find buyers for MSR in adequate volume or at suitable prices. If we are unable to sell enough MSR in accordance with our plans, we could experience a variety of material adverse consequences, including the failure to achieve our plan goals, liquidity shortages, and a need to reduce origination volumes.
We may be unsuccessful in implementing our strategy and returning the Company to profitability. Failure to become profitable could result in material adverse consequences for us, including defaults under credit agreements that have minimum profitability covenants, related cross defaults in other credit agreements, a reduction in the number of counterparties that are willing to do business with us (including GSEs, agencies and primary servicers), a loss of key personnel and other significant adverse consequences.
Our business is highly dependent on U.S. government-sponsored entities or agencies, and any changes in these entities or agencies or their current roles, or any failure by us to maintain our relationships with such entities or agencies, could materially and adversely affect our business, liquidity, financial position and/or results of operations.
The U.S. residential mortgage industry in general and our business in particular are highly dependent on Fannie Mae, Freddie Mac and Ginnie Mae. We receive compensation for servicing loans, most of which are Fannie Mae, Freddie Mac or Ginnie Mae residential loans. In addition, Ditech Financial sells mortgage loans to GSEs, which include mortgage loans in GSE guaranteed securitizations, and is an issuer of MBS guaranteed by Ginnie Mae and collateralized by Ginnie Mae mortgage loans. RMS is an issuer of HMBS, which are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs, which are insured by the FHA.
Ditech Financial is: (i) a Fannie Mae approved seller/servicer pursuant to a Mortgage Selling and Servicing Contract between Ditech Financial and Fannie Mae, dated March 23, 2005, as amended; (ii) a Freddie Mac approved seller/servicer pursuant to a Master Commitment between Ditech Financial and Freddie Mac, dated September 29, 2016, as amended; and (iii) a Ginnie Mae approved issuer/servicer pursuant to (a) an approval letter from Ginnie Mae to Ditech Financial, dated February 26, 2010, as amended, and (b) a Master Servicing Agreement between Ditech Financial and Ginnie Mae, dated October 9, 2015, as amended. Ditech Financial is also a HUD/FHA approved mortgagee, a VA approved non-supervised lender and a USDA approved participant in the USDA Rural Development Single Family Housing Guaranteed Loan Program.
RMS is: (i) a Ginnie Mae approved issuer/servicer pursuant to (a) an approval letter from Ginnie Mae to RMS, dated January 29, 2008, as amended, and (b) a Master Servicing Agreement between Ginnie Mae and RMS, dated May 19, 2008, as amended; (ii) a Fannie Mae approved servicer of reverse mortgages pursuant to a Mortgage Selling and Servicing Contract between RMS and Fannie Mae, dated September 10, 2007, as amended; and (iii) an approved Title I and Title II FHA mortgagee pursuant to Origination Approval Agreements, dated May 8, 2007, as amended.

Our ability to originate and sell mortgage loans under the GSE and Ginnie Mae programs reduces our credit exposure and mortgage inventory financing costs. Our status as a Fannie Mae and Freddie Mac approved seller/servicer is subject to compliance with each GSE’s respective selling and servicing guidelines and failure to adhere to such guidelines could result in the unilateral termination or suspension of our status as an approved seller/servicer. Our status as a Ginnie Mae approved issuer/servicer is subject to compliance with Ginnie Mae’s issuer and servicing guidelines and failure to adhere to such guidelines could result in the unilateral termination or suspension of our status as an approved issuer/servicer. Our failure to maintain each of our various residential loan origination, servicing, issuer and related approvals with the GSEs and Ginnie Mae could materially and adversely affect our business, liquidity, financial position and results of operations.
In 2016, we earned approximately 46% of our total revenues from servicing Fannie Mae residential loans and approximately 9% each from servicing Freddie Mac and Ginnie Mae residential loans. Our ability to generate revenues in our mortgage originations business is highly dependent on programs administered by Fannie Mae, Freddie Mac and Ginnie Mae; during 2016, approximately 47%, 14% and 39% of the mortgage loans our Originations segment sold or securitized based on unpaid principal balance were Fannie Mae, Freddie Mac and Ginnie Mae residential loans, respectively. Our failure to maintain our relationships with Fannie Mae, Freddie Mac or Ginnie Mae could materially and adversely affect our business, liquidity, financial position and results of operations.
There is significant uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac. The roles of Fannie Mae and Freddie Mac could be significantly reduced or eliminated and the nature of the guarantees provided by such GSEs could be considerably limited relative to historical practice. Any adverse change in the traditional roles of Fannie Mae, Freddie Mac or Ginnie Mae in the U.S. mortgage market, any discontinuation of, or significant reduction in, the operations or level of activity of Fannie Mae, Freddie Mac or Ginnie Mae in the primary or secondary U.S. mortgage market, or any adverse change in the underwriting guidelines utilized by, and mortgage loan programs supported by, Fannie Mae, Freddie Mac or Ginnie Mae could materially adversely affect our business, liquidity, financial position and results of operations. Additionally, the FHFA has in the past increased guarantee fees that the GSEs charge lenders for guaranteeing the timely payment of principal and interest on their mortgage-backed securities and we cannot assure you that they will not increase such fees in the future. If there is any increase in guarantee fees or changes to their structure this may generally raise lending costs, restrict the availability of credit, particularly to higher risk borrowers, and negatively affect our ability to grow, and the performance of, both our servicing and lending businesses.
Our mortgage servicing business involves significant operational risks.
Our mortgage servicing business involves, among other things, complex record-keeping, the handling of numerous payments each month, a significant amount of consumer contact, reporting to credit agencies, managing servicing advances and participation in foreclosure and bankruptcy proceedings, all of which are subject to detailed, prescriptive, changing and sometimes unclear regulation, contracts and client requirements, including the requirements of the GSEs, Ginnie Mae and our subservicing clients. Performing all of the tasks involved in mortgage servicing in a compliant, timely and profitable manner involves significant operational risk. Operational risks include poor management oversight and decisions, human error by our servicing employees, weak processes and procedures, inadequate resources devoted to key processes, problems with the numerous systems and technologies that comprise our servicing platform and poor records or data inputs by us or prior servicers from whom we have acquired servicing rights or responsibilities. For these and other reasons, we have experienced and may in the future experience significant operational deficiencies and compliance failures across various parts of our servicing operations. We have incurred and expect to continue to incur significant expenses associated with the identification and remediation of operational deficiencies and compliance failures and the reduction of operational risk. These cost increases have not been matched by increases in the compensation structure for owners of, or subservicers of, MSR. Operational deficiencies and compliance failures could materially adversely affect our business in many ways, including by damaging our customer relationships, causing us to breach our contractual servicing or subservicing obligations and our obligations under our warehouse, advance financing and other credit facilities and putting us in breach of law or regulation. Such deficiencies and failures have adversely affected our past results of operations and could, in the future, cause a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

Operational risks could cause us to fail to meet the performance standards required by counterparties such as the GSEs, Ginnie Mae and our subservicing clients, which could in turn lead to a termination of our servicing rights and subservicing contracts. By some measures, such as delinquency rates for our loan servicing portfolio, during 2016 our servicing performance deteriorated significantly relative to our past performance and to that of other servicers, following the introduction of new servicing technology, changes in servicing practices, site consolidation and other developments. While we are taking steps intended to improve our servicing performance, we cannot be certain that our efforts will have sufficient or timely results. If we are unable to improve our servicing performance, we could face various material adverse consequences, including a material increase in compensatory fees we are charged by the GSEs (based on performance against benchmarks for various servicing metrics), competitive disadvantage, the inability to win new subservicing business and the termination (potentially for cause and without payment to us of any termination fee or other compensation) of our servicing rights or subservicing contracts.
When we acquire the rights to service mortgages, particularly GSE mortgages, we have in the past, and may in the future, incur liability that is the result of errors or violations of law attributable to prior originators and servicers of such mortgages to the extent applicable law or our contractual arrangements expose us to such liability, which is normally the case absent additional contractual arrangements that are negotiated on a transaction by transaction basis. In certain circumstances, we have obtained contractual arrangements meant to minimize our exposure to such liabilities. Such contractual arrangements can take the form of, for example, liability bifurcation agreements with the GSEs pursuant to which such liabilities are not assumed by us, or an indemnification pursuant to which we are indemnified for such liabilities by the former owners of the MSR. There is no assurance that any such arrangements, even if obtainable, enforceable and collectible, will be sufficient in amount, scope or duration to fully offset the possible liabilities arising from a particular acquisition. Furthermore, there is no assurance that any such indemnification will cover losses resulting from claims that may be asserted against us by a GSE or others with respect to errors or violations that occurred prior to a particular acquisition by us.
A downgrade in our servicer ratings could have an adverse effect on our business, financial condition or results of operations.
Standard & Poor's and Moody's rate us as a residential loan servicer. Certain of these ratings have been downgraded in the past, and any of these ratings may be downgraded in the future. Any such downgrade could adversely affect our business, financial condition or results of operations, as well as our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae, Freddie Mac and Ginnie Mae. In particular, the Servicing Guide: Fannie Mae Single Family, published February 15, 2017, and the Selling Guide: Fannie Mae Single Family, published January 31, 2017, contain certain requirements with respect to an approved Fannie Mae servicer’s maintenance of minimum servicer ratings. Our failure to maintain favorable or specified ratings may cause our termination as servicer and further impair our ability to consummate future servicing transactions, which could have an adverse effect on our business, financial condition or results of operations. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Ratings for additional information relating to our servicer ratings.
An increase in delinquency rates could have a material adverse effect on our business, financial position, results of operations and cash flows.
The delinquency rate associated with our servicing portfolio increased at December 31, 2016 as compared to December 31, 2015. Delinquency rates can have a significant impact on our revenues and expenses and the value of our MSR. For example, an increase in delinquencies may result in lower revenues because, for some GSE and other business, we may only collect servicing fees for performing loans. Additionally, while increased delinquencies may generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated and are generally only recognized as revenue upon collection. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts. Delinquencies can also increase our liability for servicing advances, as we may be required to advance certain payments early in a delinquency, which could impact our liquidity. An increase in delinquencies has resulted, and will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers. Further, increases in delinquencies could result in lower servicer ratings, the termination of our subservicing contracts or the transfer of servicing away from us, which in turn could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

Fannie Mae, with respect to Fannie Mae loans that we service, and Freddie Mac, with respect to Freddie Mac loans that we service, may terminate Ditech Financial as servicer of such loans, with or without cause, and in connection therewith transfer the related servicing rights to a third party.
Under the terms of Ditech Financial's master servicing agreements (including any amendments and addendums thereto) with each of Fannie Mae and Freddie Mac, Fannie Mae, with respect to Fannie Mae loans that Ditech Financial services, and Freddie Mac, with respect to Freddie Mac loans that Ditech Financial services, may terminate us as servicer of such loans, with or without cause, transfer the servicing rights relating to such loans to a third party and, under certain circumstances, cause such a transfer to occur without payment to us of any consideration in connection therewith. Some provisions of these agreements are open to subjective interpretation or depend upon the judgment or determination of Fannie Mae or Freddie Mac, so we may not be able to determine in advance whether these are grounds for terminating us as servicer or transferring servicing rights away from us.
For example, Freddie Mac may disqualify or suspend Ditech Financial as servicer of some or all of the Freddie Mac loans it services, with or without cause. In connection with any such termination by Freddie Mac without cause, we would have a right to a specified termination fee; however, in connection with any such termination by Freddie Mac for cause, we would not have any right to a termination fee or other consideration in connection with such termination and the related transfer of servicing rights to another servicer. Events that could allow Freddie Mac to terminate Ditech Financial for cause as servicer of some or all of the Freddie Mac loans we service include, without limitation, the impending or actual insolvency of Ditech Financial or an affiliate thereof; the filing of a voluntary petition by Ditech Financial or an affiliate thereof under federal bankruptcy or state insolvency laws; Ditech Financial’s failure to maintain qualified staff and/or adequate facilities to assure the adequacy of servicing of Freddie Mac loans; any weakness or notable change in the financial or organizational status or management of Ditech Financial or an affiliate thereof, including any adverse change in profitability or liquidity that, in the opinion of Freddie Mac, could adversely affect Freddie Mac; Ditech Financial’s failure to meet any eligibility requirement, including failure to maintain acceptable net worth; Ditech Financial having delinquency rates or REO rates higher than certain averages; and Freddie Mac’s determination that Ditech Financial’s overall performance is unacceptable (taking into account, among other things, scorecard results that rate absolute and comparative performance with respect to various measures such as loss mitigation, workout effectiveness, default timeline management, data integrity, investor reporting and alternatives to foreclosure).
Similarly, Fannie Mae has the ability to terminate Ditech Financial as servicer for some or all of the Fannie Mae loans it services, with or without cause. In connection with any such termination by Fannie Mae without cause, we would have a right to a specified termination fee; however, in connection with any such termination by Fannie Mae for cause, we would not have any right to a termination fee or other consideration in connection with such termination and the related transfer of servicing rights to another servicer. Events that could allow Fannie Mae to terminate us for cause as servicer of some or all of the Fannie Mae loans we service include, without limitation, a breach of the mortgage selling and servicing contract by Ditech Financial; unacceptable performance as determined by Fannie Mae with regard to Ditech Financial’s compliance with, among other things, servicer performance measurements and any written performance improvement plan; Ditech Financial’s insolvency, the adjudication of Ditech Financial as bankrupt or the execution by Ditech Financial of a general assignment for the benefit of its creditors; any change in Ditech Financial’s financial status that, in Fannie Mae’s opinion, materially and adversely affects Ditech Financial’s ability to provide satisfactory servicing of mortgages; the sale of a majority interest in Ditech Financial without Fannie Mae’s prior written consent; a change in Ditech Financial’s financial or business condition, or in its operations, which, in Fannie Mae’s sole judgment, is material and adverse; Ditech Financial has certain delinquency rates or REO rates more than 50% higher than the average of such rates for certain specified Fannie Mae portfolios; and any judgment, order, finding or regulatory action to which Ditech Financial is subject that would materially and adversely affect Ditech Financial’s ability to comply with the terms or conditions of its Fannie Mae contract.
If Fannie Mae or Freddie Mac were to transfer or otherwise terminate a material portion of our servicing rights, this could materially and adversely affect our business, financial condition, liquidity and results of operations.

Ginnie Mae, with respect to GMBS for which we are the issuer and the servicer of the underlying mortgage loans, may terminate Ditech Financial as the issuer of such mortgage-backed securities and as servicer of such loans, with cause, and in connection therewith transfer the related servicing rights to a third party.
Under the terms of the Ginnie MBS Guide and the required Ginnie Mae Guaranty Agreement that is executed in connection with each GMBS we issue (together with related documents, the Ginnie Mae Guaranty Agreement), Ginnie Mae may terminate Ditech Financial for cause as the issuer of GMBS and as servicer of the underlying mortgage loans, and transfer all of our rights as issuer and servicer, including the servicing rights relating to the mortgage loans underlying the GMBS issued by us, to a third party without payment to us of any consideration in connection therewith. Events that could allow Ginnie Mae to terminate us as issuer and servicer include, without limitation, the impending or actual insolvency of Ditech Financial; any withdrawal or suspension of Ditech Financial’s status as an approved mortgagee by FHA or an approved seller/servicer by Fannie Mae or Freddie Mac; or any change to Ditech Financial’s business condition which materially and adversely affects its ability to carry out its obligations as an approved Ginnie Mae issuer. A default by Ditech Financial’s affiliate, RMS, under RMS’s Ginnie Mae Guaranty Agreements may also result in an event of default under Ditech Financial’s Ginnie Mae Guaranty Agreement under a cross-default agreement among Ginnie Mae, Ditech Financial and RMS, which could result in our termination as issuer and servicer of all GMBS and HMBS. If we were to have our Ginnie Mae issuer and servicing rights transferred or otherwise terminated, this could materially and adversely affect our business, financial condition, liquidity and results of operations.
Our subservicing clients can typically terminate our subservicing contracts with or without cause.
As of December 31, 2016, we were the subservicer for 0.9 million accounts with an unpaid principal loan balance of $120.8 billion. These subserviced accounts represented approximately 49% of our total servicing portfolio based on unpaid principal loan balance at that date. Our largest subservicing customer, NRM, represented approximately 56% of our total subservicing portfolio based on unpaid principal loan balance on December 31, 2016. Our next largest subservicing customer represented approximately 23% of our total subservicing portfolio based on unpaid principal loan balance on December 31, 2016. Under our subservicing contracts, the primary servicers for whom we conduct subservicing activities have the right to terminate such contracts, with or without cause, with generally 60 to 90 days’ notice to us. In some instances, our subservicing contracts require payment to us of deboarding, deconversion or other fees in connection with any termination thereof, while in other instances there is little to no consideration owed to us in connection with the termination of a subservicing contract.
For example, under the NRM Subservicing Agreement, with respect to NRM, the initial term of the NRM Subservicing Agreement will expire on the first anniversary of the effective date thereof and thereafter shall automatically terminate unless renewed by NRM on a monthly basis. If NRM fails to renew the agreement, it will owe Ditech Financial a deconversion fee. NRM may terminate the NRM Subservicing Agreement without cause at any time during the initial one year term upon at least 90 days prior notice to Ditech Financial. If NRM elects to terminate the NRM Subservicing Agreement without cause, it will owe Ditech Financial a deconversion fee and be responsible for certain servicing transfer costs. NRM may also terminate the NRM Subservicing Agreement immediately for cause upon the occurrence of certain events, including, without limitation, any failure by Ditech Financial to remit payments (subject to a cure period), any failure by Ditech Financial to provide reports to NRM (subject to a cure period), a change of control of Ditech Financial or the Parent Company, the failure of Ditech Financial to satisfy certain portfolio performance measures relating to delinquency rates or advances, Ditech Financial ceasing to be an approved servicer in good standing with Fannie Mae or Freddie Mac, any failure by Ditech Financial or the Parent Company to satisfy certain financial metrics, certain bankruptcy or insolvency events of Ditech Financial or the Parent Company and any failure by Ditech Financial to perform, in any material respect, its obligations under the agreement (subject to a cure period). Upon any termination of the NRM Subservicing Agreement by NRM for cause, Ditech Financial will not be entitled to receive any deconversion fee, will be responsible for certain servicing transfer costs and will owe NRM a transfer fee if such termination occurs within five years from the effective date of the agreement.
Additionally, from time to time, clients for whom we conduct subservicing activities could sell the mortgage servicing rights relating to some or all of the loans we subservice for such client, which could lead to a termination of our subservicing engagement with respect to such mortgage servicing rights and a decrease in our subservicing revenue.
If subservicing agreements relating to a material portion of our servicing portfolio were to be terminated, this could materially and adversely affect our business, financial condition, liquidity and results of operations. We expect to continue to seek additional subservicing opportunities, which could exacerbate these risks.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which a mortgage loan borrower is not making payments, we are required under some of our mortgage servicing and subservicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for credit and/or MSR owners. In addition, we must pay property taxes, insurance premiums, legal expenses and make other protective advances on behalf of the borrower. We also advance funds to maintain, repair and market real estate properties on behalf of credit owners. Our obligation to make such advances may increase in connection with any future acquisitions of servicing portfolios and any additional subservicing contracts. In certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed.
Servicing advances are generally recovered when a mortgage loan delinquency is resolved, the loan is repaid or refinanced, a liquidation occurs, or through the agency claim process. In addition, recovery of advances we make as subservicer are subject to our compliance with procedures and limitations set forth in the applicable subservicing agreement, and we typically depend upon the MSR owner that has engaged us as subservicer to reimburse us for such advances. Regulatory or other actions that lengthen the foreclosure process may increase the amount of servicing advances we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred by us in connection with such advances. We have been, and we may in the future be, unable to collect reimbursement for advances because we have failed to meet the applicable requirements for reimbursement, including making timely requests for such reimbursement, providing documentation to support the advance, and seeking required approval before making an advance. We have experienced delays in the collection of reimbursements for advances in the past. Additional or significant delays in our ability to collect advances could adversely affect our liquidity, and our inability to be reimbursed for advances would adversely affect our business, financial condition or results of operations.
When we purchase MSR from prior servicers, we may also acquire outstanding servicer and protective advances related to those rights. In our agreements under which we have acquired MSR, the prior servicer generally represents that the related advances are eligible for reimbursement by the credit owner and indemnifies us for any breach of this representation. However, the prior servicer’s indemnification obligation with respect to advances generally expires at a specified date, and in order to claim indemnification we may have to satisfy other conditions precedent. Our ability to file indemnity claims with the prior servicer before the expiration date and to meet other conditions precedent may be affected by factors outside our control. For example, if we submit claims for advance reimbursement from the credit owner and such credit owner fails to resolve such claims before the expiration date elapses, we may be unable to seek indemnity for such claims. In early 2017, we submitted a significant number and value of claims for advance reimbursement to a prior servicer from which we made a significant MSR acquisition in 2013. When we submit a claim for reimbursement from the prior servicer, that servicer may dispute whether and to what extent the indemnity applies, and resolving such disputes or otherwise establishing the validity of our claim could be time consuming and costly, and delays in recovering advances could have a material adverse effect on our liquidity. As a result of the foregoing, despite the indemnification arrangements, we may experience losses relating to advances that we have acquired from prior servicers.
We maintain an allowance for uncollectible advances based on our analysis of the underlying loans, their historical loss experience, and recoverability of the advances pursuant to the terms of the underlying servicing or subservicing agreements. If for any reason we are required to increase our allowance in any period, this could have a material adverse effect on our financial condition and results of operation, and the failure to collect advances could materially adversely affect our cash flows.
Our failure to maintain or grow our servicing business could have a material adverse effect on our business, financial position, results of operations and cash flows.
Our servicing portfolio is subject to runoff, meaning that mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process. While we seek to replenish our servicing portfolio through the addition of subservicing contracts, through our own MSR originations and from acquisitions of MSR from third parties, we cannot assure you that we will continue to seek to replenish our servicing portfolio utilizing each of these methods or that we will be successful in maintaining the size of our servicing portfolio.
Our ability to maintain or grow our servicing business may depend, in part, on our ability to acquire servicing rights from, and/or enter into subservicing contracts with, third parties. This depends on many factors, including the willingness and ability of the current owners of servicing rights to transfer such servicing rights or enter into subservicing agreements with respect to such servicing rights, and in most cases GSEs and/or government authorities granting consent for such servicing transfers. In considering whether to sell servicing rights to us or to engage us as a subservicer (or to approve such matters), commercial counterparties, GSEs and government authorities may consider various factors, including our financial condition, our ability to meet contractual servicing obligations, the performance of portfolios we service relative to absolute standards or to the performance of portfolios serviced by others, our record of compliance with legal and regulatory requirements, and our reputation.

There is significant competition in the non-bank servicing sector for servicing portfolios made available for purchase or subservicing. This and other factors could increase the price we pay for such portfolios or reduce subservicing margins, which could have a material adverse effect on our business, financial condition and results of operations. In determining the purchase price we are willing to pay for servicing rights and the fee for which we are willing to accept subservicing engagements, management makes certain assumptions regarding various factors, many of which are beyond our control, including, among other things:

•	origination vintage and geography;

•	loan-to-value ratio;

•	stratification of FICO scores;

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	incentive and ancillary fee income; and

•	amounts of future servicing advances.
The methodology we use to determine the purchase price we are willing to pay for servicing rights and the fee for which we are willing to accept subservicing engagements is complex and management’s assumptions about matters affecting pricing may prove to be inaccurate. As a result, we may not be successful in completing acquisitions or subservicing arrangements on favorable terms or at all or we may overpay or not realize anticipated benefits of acquisitions or subservicing arrangements in our business development pipeline.
Although we are currently planning to increase the proportion of subservicing in our servicing portfolio, we may not be successful in achieving this goal. If we fail to do so, our servicing portfolio could decline or we may be required to invest more of our capital in servicing rights than anticipated.
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
Changes in prepayment rates on loans we service could result in reduced earnings or losses. Many factors beyond our control affect prepayment rates, including changes in interest rates and government mortgage programs. Many borrowers can prepay their mortgage loans through refinancings when mortgage rates decrease. Any increase in prepayments could reduce our servicing portfolio and have a significant impact on our net servicing revenue and fees. For example:

•
If prepayment speeds increase, our net servicing revenue and fees will decline more rapidly than anticipated because of the greater than expected decrease in the number of loans or unpaid principal balance on which those fees are based.

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
We earn incentive payments and ancillary fees in connection with servicing our residential loan portfolio. The amount of such payments and fees, and the timing of our receipt of such payments and fees, is dependent upon many factors, some of which are not in our control. For example, some of our servicing contracts contain periodic performance payments that are determined by formulas and/or are tied to the performance of our competitors. We also earn certain ancillary fees, such as, for example, late fees, the amount of which can vary significantly from period to period, in most instances due to circumstances over which we have no control. In certain circumstances, incentive payments and ancillary fees can be, and have been, modified or eliminated by a credit owner with little or no notice to us. If certain of our assumptions relating to the amount of incentive payments or ancillary fees we expect to earn and collect in a given period prove to be materially inaccurate, due to the reduction or elimination of any of these fees or otherwise, or if regulators challenge the legitimacy of any of these fees, this could adversely affect our business, financial condition, liquidity and results of operations.
Lender-placed insurance is under increased scrutiny by regulators and, as a result of the recent sale of substantially all of our insurance agency business, income from sales commissions for lender-placed insurance has been eliminated; however, we remain subject to liability for the period of time during which we received such commissions.
Under certain circumstances, when borrowers fail to maintain hazard insurance on their residences, the owner or servicer of the loan may procure such insurance to protect the loan owner's collateral and pass the premium cost for such insurance on to the borrower. Prior to February 1, 2017, the date we sold our principal insurance agency and substantially all of our insurance agency business, this agency acted as an agent for this purpose, placing the insurance coverage with a third-party carrier for which this agency, in certain circumstances, earned a commission.
Our insurance revenues were historically aligned with the size of our servicing portfolio. However, due to Fannie Mae and Freddie Mac restrictions that became effective on June 1, 2014, as well as other regulatory and litigation developments with respect to lender-placed insurance, our lender-placed insurance commissions began to decrease materially beginning in 2014. On February 1, 2017, we completed the sale of our principal insurance agency and substantially all of our insurance agency business. As a result of this sale, we will no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us (and retained by us following the aforementioned sale) began to provide insurance marketing services to third-party insurance agencies and carriers with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services.
Notwithstanding the fact that we no longer receive sales commissions on lender-placed insurance, we remain subject to liability for the period of time during which we received such commissions. Under the agreements we entered into in connection with the sale of our principal insurance agency and substantially all of our insurance agency business, we undertook certain ongoing obligations related to the lender-placed and voluntary hazard business, including obligations relating to the provision of services, the continued conduct of our servicing business and certain referral activities. If we fail to perform these obligations, we could have potentially significant liabilities under these agreements.
We may not be able to grow our loan originations business, which could adversely affect our business, financial condition and results of operations.
Our strategy contemplates that, over the next several years, we will capture significant market share and increase revenue in our originations business, driven primarily from increased wholesale lending, increased outbound contact efforts and improved retention. We face many challenges in seeking to implement that strategy. For example, during the next several years we expect the overall size of the national mortgage market will shrink, reflecting the end of key government refinancing programs (such as HARP) and potentially rising interest rates. To achieve our goals, we will need to reorient our originations group to have a greater focus on purchase money mortgages, whereas historically we have emphasized refinancings and have originated relatively few purchase money mortgages, except through our correspondent channel. We are still developing our marketing plans, including digital marketing, to build the purchase money business. In addition, we will need to attract new customers who are not customers of the Company’s servicing operations, and to do that we will need to develop new marketing approaches and outbound calling and contact methods and may need to introduce new technologies, such as mobile technologies and the ability to take mortgage applications through our website. We will need to hire and train significant numbers of new loan officers and other employees to support our outbound efforts. We also plan to expand our wholesale mortgage channel, which will require us to establish relationships with brokers and to maintain strong and efficient mortgage underwriting processes to fulfill loan opportunities referred to us by those brokers. We expect to maintain or expand our correspondent channel, and will continue to face intense competition and margin pressure in that area. Many of the elements of the origination strategy require us to do things we have not done in the past, and our efforts may not be successful or may be more expensive and time consuming than we expect. Our implementation efforts will also be dependent upon third parties, such as technology and marketing vendors. If we are unsuccessful in expanding our originations business according to our plans, this could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may be subject to liability for potential violations of predatory lending, antidiscrimination and/or other laws applicable to our mortgage loan originations and servicing businesses, which could adversely impact our results of operations, financial condition and business.
Various federal, state and local laws are designed to discourage predatory lending, discrimination based on certain characteristics and other practices. For example, loans that meet HOEPA’s high-cost coverage tests are subject to special disclosure requirements and restrictions on loan terms. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. Failure of mortgage loan originators such as Ditech Financial to comply with these laws could subject such originators, including us, to monetary penalties and could result in borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of “high-cost” loans for violations of state law. Named defendants in these cases have included numerous participants within the mortgage market. If our mortgage loans are found to have been originated in violation of such laws, we could incur losses, which could materially and adversely impact our results of operations, financial condition and business.
Antidiscrimination statutes, such as the Fair Housing Act and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a “disparate impact” on protected classes. These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a “disparate impact” on protected classes. While the U.S. Supreme Court has held that the “disparate impact” theory applies to cases brought under the Fair Housing Act, the Court was not presented with, and did not decide, the question of whether the theory applies under the ECOA. Thus, it remains unclear whether and to what extent the “disparate impact” theory applies under the ECOA and, as a result, we and the residential mortgage industry must attempt to comply with shifting and potentially conflicting interpretations as to such application, and we could be exposed to potential liability for any failure to comply.
The expiration of, or changes to, government mortgage modification, refinancing or other programs could adversely affect future revenues.
Under HAMP, HARP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any mortgage refinancing or modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. We participate in and have dedicated numerous resources to HAMP and HARP, benefiting from fees and from significant loan originations volumes. The HAMP application deadline was December 31, 2016 and the HARP program is currently scheduled to expire on September 30, 2017. As a result of the termination or expiration of these programs, we expect our refinancing and modification volumes, revenues and margins to decline in 2017. Further changes in the legislation or regulations relating to these or other loan modification programs, including changes to borrower qualification requirements, could have a material adverse effect on our business, financial condition and results of operations. Termination or expiration of the HAMP or HARP programs could have a significant adverse effect on our originations volumes, revenues and margins.
We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.
In deciding whether to extend credit to borrowers or to enter into other transactions with counterparties, we rely on information furnished to us by or on behalf of borrowers and counterparties, including income and credit history, financial statements and other financial information. We also rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, which has occurred from time to time, the value of the loan has been, and may be, significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, correspondent lender, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We, however, may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Therefore, any such misrepresented information could adversely affect our business, financial condition and results of operations.

Within our correspondent channel, the correspondent lenders with whom we do business underwrite and fund mortgage loans, then sell the closed mortgage loans to us. During the third quarter of 2016, we re-entered the wholesale originations channel. Within the wholesale channel we originate mortgage loans for borrowers referred to us by mortgage brokers. These loans are underwritten and funded by us and generally close in our name, and we bear the underwriting risk with respect to such loans from a regulatory perspective, but we typically rely upon the mortgage brokers with whom we do business to interact with the borrowers in order to gather the information necessary for us to underwrite and fund such loans. Our correspondent and wholesale counterparties are generally obligated to repurchase any loans we originated through such counterparties for which a misrepresentation has been made, and/or agree to indemnify us for certain losses we may incur in connection with any such misrepresentation. However, such counterparties may not have sufficient resources to repurchase loans from us or make indemnification payments to us, and any failure by such counterparties to satisfy any applicable repurchase or indemnification requirements could adversely affect our business, financial condition and results of operations.
We may be required to make indemnification payments relating to, and/or repurchase, mortgage loans we sold or securitized, or will sell or securitize, if our representations and warranties relating to these mortgage loans are inaccurate at the time the loan is sold or securitized, or under other circumstances.
To finance our future operations, we generally sell or securitize the loans that we originate or purchase through our correspondent and other channels. Our contracts relating to the sale or securitization of such loans contain provisions that require us, under certain circumstances, to make indemnification payments relating to, and/or repurchase, such loans. Our indemnification and repurchase obligations vary contract by contract, but such contracts typically require us to either make an indemnification payment and/or repurchase a loan if, among other things:

•
our representations and warranties relating to the loan are materially inaccurate, including but not limited to representations concerning loan underwriting, regulatory compliance or property appraisals;

•	we fail to secure adequate mortgage insurance within a certain period after closing; or

•	the borrower fails to make certain initial loan payments due to the purchaser.
We believe that our maximum repurchase exposure under such contracts is the origination UPB of all mortgage loans we have sold or securitized. At December 31, 2016, our maximum exposure to repurchases due to potential breaches of representations and warranties was $62.3 billion and was based on the original UPB of loans sold from the beginning of 2013 through the year ended December 31, 2016, adjusted for voluntary payments made by the borrower on loans for which we perform servicing. To recognize the potential mortgage loan repurchase or indemnification losses, we have recorded a reserve of $22.1 million at December 31, 2016. In 2016, we incurred losses of $0.7 million related to such indemnification and repurchase activity. If our mortgage loan originations increase in the future, our indemnification and repurchase requests may also increase. During periods of elevated mortgage payment delinquency rates and declining housing prices, originators have experienced, and may in the future continue to experience, an increase in loan repurchase and indemnification claims due to actual or alleged breaches of representations and warranties in connection with the sale or servicing of mortgage loans. The estimate of our loan repurchase and indemnification liability is subjective and based upon our projections of the future incidence of loan repurchase and indemnification claims, as well as loss severities. Losses incurred in connection with loan repurchase and indemnification claims may be in excess of our estimates (including our estimate of liabilities we will assume in an acquisition and factor into our purchase price). Our reserve for indemnification and repurchase obligations may increase in the future. If we are required to make indemnification payments with respect to, and/or repurchase, mortgage loans that we originate and sell or securitize in amounts that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.
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

We service and securitize reverse loans and, until early 2017, originated reverse loans, which subjects us to risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
The principal reverse loan product we originated and currently service is the HECM, an FHA-insured loan that must comply with FHA and other regulatory requirements. The reverse loan business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. A reverse loan (e.g., a HECM) is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. We depend on our ability to securitize reverse loans, subsequent draws, mortgage insurance premiums and servicing fees, and our liquidity and profitability would be adversely affected if our ability to access the securitization market were to be limited or if the margins we earn in connection with such securitizations were to be reduced. Defaults on reverse loans leading to foreclosures may occur if borrowers fail to meet maintenance obligations, fail to pay taxes or home insurance premiums, fail to meet occupancy requirements or the last remaining borrower passes away. An increase in foreclosure rates may increase our cost of servicing. We may become subject to negative publicity in the event that defaults on reverse mortgages lead to foreclosures or evictions of homeowners.
As a reverse loan servicer, we are responsible for funding any credit drawdowns by borrowers in a timely manner, remitting to credit owners interest accrued, paying for interest shortfalls, and funding advances such as taxes and home insurance premiums. During any period in which a borrower is not making required real estate tax and property insurance premium payments, we may be required under servicing agreements to advance our own funds to pay property taxes, insurance premiums, legal expenses and other protective advances. We also may be required to advance funds to maintain, repair and market real estate properties. In certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a reverse loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the reverse loan is repaid or refinanced or liquidation occurs. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could adversely affect our business, financial condition or results of operations. Advances are typically recovered upon weekly or monthly reimbursement or from securitization in the market. We could receive requests for advances in excess of amounts we are able to fund, which could materially and adversely affect our liquidity. All of the above factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.
Our reverse mortgage business has been unprofitable and we expect losses to continue in this segment.
Our reverse mortgage business generated significant losses before income tax in each of 2014, 2015 and 2016. We expect to continue to generate losses in that segment. We service a substantial portfolio of reverse loans and expect to incur continued losses on that servicing activity. We expect these losses will be driven by the costs of servicing defaulted reverse loans that are a part of our securitized portfolio, including appraisal-based claims, shortfalls between the debenture rate we receive on defaulted loans and the note rate we must continue to pay, property preservation expenses, curtailment costs and other servicing costs. To mitigate the expected losses in the reverse segment, we recently ceased originating new reverse mortgages, having concluded that the cost of expanding the originations business was no longer justified based on probabilities of successfully growing that business to scale. We will continue to fulfill reverse loans in our originations pipeline and will also fund undrawn amounts available to borrowers of reverse loans we have made. We expect our results to continue to include meaningful revenues from HECM IDL funding activity for the next two years however such amounts will be lower in the following years due to our decision to exit the originations business.
We have been evaluating options for our reverse mortgage business, including the possibility of selling some or all of its assets or pursuing alternative solutions for the business in collaboration with other parties. We cannot be certain whether or on what terms we will be able to consummate any transaction involving our reverse business or whether any such transaction would reduce our expected reverse mortgage losses. As of December 31, 2016, the net carrying value of our Reverse Mortgage segment securitized loan book was a net liability of approximately $75.6 million.
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

We had a curtailment obligation liability of $103.1 million at December 31, 2016 related to the foregoing which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. The Company assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the year ended December 31, 2016, the Company recorded a provision, net of expected third-party recoveries, related to the curtailment liability of $16.0 million. The Company has potential estimated maximum financial statement exposure for an additional $142.6 million related to similar claims, which are reasonably possible, but which the Company believes are primarily the responsibility of third parties (e.g., prior servicers and/or credit owners). The Company’s potential exposure to a substantial portion of this additional risk relates to the possibility that such third parties may claim that the Company is responsible for the servicing liability or that the Company exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations continue to be an industry issue. While we are pursuing, and will continue to pursue, mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure, we cannot assure you that any such efforts will be successful.
We had a curtailment obligation liability of $18.2 million at December 31, 2016 related to Ditech Financial's mortgage loan servicing, which we assumed through an acquisition of servicing rights. We are obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
We cannot assure you that we will not discover additional facts resulting in changes to our estimated liability. To the extent we are required to record additional amounts as liabilities, there may be an adverse impact on our results of operations or financial condition.
See Item 3. Legal Proceedings and Note 31. Commitments and Contingencies to our Consolidated Financial Statements for additional information.
We may be unable to fund our HECM repurchase obligations, and/or face delays in our ability to make such repurchases, or we may be unable to convey repurchased HECM loans to the FHA, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.
We issue HMBS collateralized by HECM loans we originate and HECM tails. Under the Ginnie Mae HMBS program, we are required to repurchase a HECM loan from an HMBS pool we have issued when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount. There can be no assurance that we will have access to the funding necessary to satisfy our repurchase obligations, particularly if our actual repurchase obligations materially exceed our estimated repurchase obligations. See the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
When we repurchase a HECM loan that is not in default from an HMBS pool, we must fund such repurchase until we convey the repurchased HECM loan to and receive reimbursement from the FHA, which generally occurs within 60 days of repurchase (assuming the repurchased loan continues to perform during such time and there are not other factors that cause a delay in conveying the repurchased HECM loan to the FHA). If a repurchased HECM loan goes into default (e.g., if the borrower has failed to pay real estate taxes or property insurance premiums) following our repurchase of such loan from an HMBS pool but prior to our conveyance of such loan to the FHA, or is in default at the time we repurchase such loan from an HMBS pool, the FHA will not accept such loan and we must continue to service such loan until the default is cured or we otherwise satisfy FHA requirements relating to foreclosure of the loan and sell the underlying property. Thus, we are exposed to financing risk when we must repurchase a HECM loan from an HMBS pool, which risk is exacerbated if such loan is in default at the time of repurchase or goes into default prior to our conveyance of such loan to the FHA. In addition, we may be exposed to risk of loss of principal when a HECM loan goes into default, which risk is exacerbated for defaulted loans we seek to foreclose upon. Foreclosure of a HECM loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed HECM loan, especially in circumstances where we make an appraisal-based claim to the FHA with respect to a HECM loan because we have not been able to liquidate the underlying property for an acceptable price within the timeframe established by the FHA. The number of appraisal-based claims we make to the FHA is impacted by a variety of factors, including real estate market conditions and the geographic composition of our HECM loan portfolio. If we make a significant number of appraisal-based claims to the FHA this could have a material adverse effect on our business, liquidity, financial condition and results of operations.

During 2016, our HECM repurchases amounted to approximately $671.4 million, with a balance of approximately $419.5 million at the end of 2016, an increase from approximately $233.6 million at the end of 2015. We expect our repurchase obligations to increase through 2017 and in subsequent years, but the amount of repurchase obligations we will incur in any specific period in the future is uncertain, as it will be affected by, among other things, the rate at which borrowers draw down on amounts available under their HECM loans. In addition, the balance of funds we must commit to repurchases (and the related cost of such funding) will depend in part on how long we must hold and service such loans after repurchasing them. As our funding needs increase for repurchased HECMs, we will seek to enter into new, or increase the capacity of existing, lending facilities to provide a portion of such funds; however, we cannot be certain such new facilities will be available or that our existing facilities will be extended or increased.
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
If we are unable to fund our HECM repurchase obligations, for example because new or increased lending facilities are not available or in the event that our repurchase obligations in any period significantly exceed our expectations, face delays in our ability to make such repurchases, or are unable to convey repurchased HECM loans to the FHA, our business, liquidity, financial condition and results of operations could be materially adversely affected.
We may suffer operating losses as a result of not being fully reimbursed for certain costs and interest expenses on our HECM loans, or if we fail to originate or service such loans in conformity with the FHA’s guidelines.
The FHA will reimburse us for most HECM loan losses incurred by us, up to the maximum claim amount, if, upon disposition of the collateral a deficit exists between the value of the collateral and the loan balance. However, there are certain costs and expenses that the FHA will not reimburse. Additionally, the FHA pays the FHA debenture rate instead of the loan interest rate from the date the loan becomes due and payable to the date of disposition of the property or final appraisal. In the event the note rate we are required to pay to an HMBS investor exceeds the FHA debenture rate, we will suffer an interest rate loss.
To obtain such reimbursement from the FHA, we must file a claim under the FHA mortgage insurance contract. Under certain circumstances, if we file a reimbursement claim that is inaccurate, we could be the subject of a claim under the False Claims Act, which imposes liability on any person who knowingly makes a false or fraudulent claim for payment to the U.S. government. Potential penalties are significant, as these actions may result in treble damages.
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
A loss of RMS' approved status under reverse loan programs operated by FHA, HUD or Ginnie Mae could adversely affect our business.
In order to originate and service HECM loans, RMS must maintain its status as an approved FHA mortgagee and an approved Ginnie Mae issuer and servicer. RMS must comply with FHA’s and Ginnie Mae’s respective regulations, guides, handbooks, mortgagee letters and all participants’ memoranda. If RMS defaults under its program obligations to Ginnie Mae, Ginnie Mae has a right to terminate the approved status of RMS, seize the MSR of RMS without compensation (which includes the right to be reimbursed for outstanding advances from the FHA), demand indemnification for its losses, and impose administrative sanctions, which may include civil money penalties.
Each subsidiary of the Company that is a Ginnie Mae issuer (i.e. Ditech Financial and RMS) has also entered into a cross default agreement with Ginnie Mae which provides that, upon the default by a subsidiary under an applicable Ginnie Mae program agreement, Ginnie Mae will have the right to (i) declare a default on all other pools and loan packages of that subsidiary and all pools and loan packages of any affiliated Ginnie Mae issuer that executed the cross default agreement and (ii) exercise any other remedies available under applicable law against each of the affiliated Ginnie Mae issuers. As a result, a default by RMS under its obligations to Ginnie Mae could lead to Ginnie Mae declaring a default by Ditech Financial in relation to its obligations to Ginnie Mae.
Any discontinuation of, or significant reduction or material change in, the operation of the FHA, HUD or government entities like Ginnie Mae, or the loss of RMS' approved FHA mortgagee or Ginnie Mae issuer or servicer status, could have a material adverse effect on our overall business and our financial position, results of operations and cash flows.

If we are unable to fund our tail commitments or securitize our HECM loans (including tails), this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We have originated and continue to service HECM loans under which the borrower has additional undrawn borrowing capacity in the form of undrawn lines of credit. We are obligated to fund future borrowings drawn on that capacity. As of December 31, 2016, our commitment to fund additional borrowing capacity was $1.3 billion. In addition, we are required to make interest payments on HMBS issued in respect of HECM loans and to pay mortgage insurance premiums on behalf of HECM borrowers. We normally fund these obligations on a short-term basis using our cash resources, and from time to time securitize these amounts (along with our servicing fees) through the issuance of tails. If our cash resources are insufficient to fund these amounts and we are unable to fund them through the securitization of such tails, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
A downgrade in our credit ratings could negatively affect our cost of, and ability to access, capital.
Our ability to obtain adequate and cost effective financing depends in part on our credit ratings. Our credit ratings have been downgraded in the past, and are subject to revision, including downgrade, or withdrawal at any time by the assigning rating agency. A negative change in our ratings outlook or any downgrade in our current credit ratings by the rating agencies that provide such ratings could adversely affect our cost of borrowing and/or access to sources of liquidity and capital. Such a downgrade could adversely affect our access to the public and private credit markets and increase the costs of borrowing under available credit lines, which could adversely affect our business, financial condition, results of operations and cash flows. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Ratings for additional information relating to our credit ratings.
Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our MSR, either of which could have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Changes in interest rates are also a key driver of the performance of our Servicing segment as the values of our MSR are highly sensitive to changes in interest rates. Historically, the value of our MSR has increased when interest rates rise, as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline, as lower interest rates lead to increased prepayment rates. As a result, substantial volatility in interest rates materially affects our mortgage servicing business, as well as our consolidated financial position, results of operations and cash flows.
In addition, rising interest rates could (i) require us to post additional collateral under certain of our financing arrangements, which could adversely impact our liquidity, (ii) negatively impact our reverse loan business, (iii) negatively impact our mortgage loan origination volumes, and (iv) have other material and adverse effects on our business, consolidated financial position, results of operations or cash flows, such as, for example, generally making it more expensive for us to fund our various businesses. In a declining interest rate environment, we have been, and could in the future be, required to post additional collateral under certain of our derivative arrangements, which could adversely impact our liquidity.
Failure to hedge effectively against interest rate changes may adversely affect results of operations.
We currently use derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. We may also enter into commitments to purchase MBS as part of our overall hedging strategy. In the future, we may seek to manage our exposure to interest rate changes by using interest rate hedging agreements, such as interest swaps and options. The nature and timing of hedging transactions may influence the effectiveness of a given hedging strategy, and no hedging strategy is consistently effective. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available at all, or at favorable terms, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition or results of operations.

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
The financial services industry as a whole is characterized by rapidly changing technologies. System disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion (e.g., cyber-attack), computer viruses and disabling devices, natural disasters and other similar events, may interrupt or delay our ability to provide services to our borrowers. Security breaches (which we have experienced), and may in the future experience, acts of vandalism and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we use to protect our borrowers' personal information and transaction data. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third-party liability, and this could adversely affect our business, financial condition or results of operations. See the Cybersecurity section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information relating to cybersecurity.
We recently transitioned a significant portion of our mortgage servicing business to MSP, a mortgage and consumer loan servicing platform, and problems relating to the transition to, and implementation of, MSP have interfered with, and could continue to interfere with, our business and operations.
On April 1, 2016, we transitioned the Fannie Mae loans that we service to MSP, a mortgage and consumer loan servicing platform. We have invested significant capital and human resources in connection with the transition to and implementation of MSP, and we expect that we will continue to invest significant capital and human resources in refining our use of MSP with the goal of maximizing efficiencies available to us following such transition. We have experienced decreases in productivity and increased costs as our employees implement and become familiar with the new system, and there can be no assurance that we will not continue to do so in the future. Any disruptions, delays or deficiencies in our implementation or refinement efforts, particularly any disruptions, delays or deficiencies that impact our operations, including loss of customer data, could have a material adverse effect on our business and operations. Furthermore, the transition to and implementation of MSP was more costly than we initially anticipated and our current estimates for the remaining cost and time required to completely transition to and refine MSP may be wrong. The cost of maintaining other servicing platforms alongside MSP is significant, and our plans to become a more efficient mortgage servicer depend in part upon us achieving significant cost reductions and efficiencies in relation to our servicing platforms. If we are unable to achieve these goals, our financial position, results of operations and cash flows could be adversely impacted.
We may be unable to protect our technology or keep up with the technology of our competitors.
We rely on proprietary and licensed software, and other technology, proprietary information and intellectual property to operate our business and to provide us with a competitive advantage. However, we may be unable to maintain and protect, or prevent others from misappropriating or otherwise violating, our rights in such software, technology, proprietary information and intellectual property. In addition, some competitors may have software and technologies that are as good as or better than our software and technology, which could put us at a disadvantage. Some of our systems are based on old technologies that are no longer in common use, and it may become increasingly difficult and expensive to maintain those systems. Our failure to maintain, protect and continue to develop our software, technology, proprietary information and intellectual property could adversely affect our business, financial condition or results of operations.

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
While we have obtained insurance to cover us against certain cybersecurity risks and information theft, there can be no guarantee that all losses will be covered or that the insurance limits will be sufficient to cover such losses.
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
We have vendors that, among other things, provide us with financial, technology and other services to support our businesses. With respect to vendors engaged to perform activities required by servicing or originations criteria or regulatory requirements, we are required to take responsibility for assessing compliance with the applicable servicing or originations criteria or regulatory requirements for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing or originations criteria or regulatory requirements applicable to the vendor. We have taken steps to strengthen our vendor oversight program, but there can be no assurance that our program is sufficient. In the event that a vendor’s activities do not comply with the servicing or originations criteria or regulatory requirements, it could materially negatively impact our business.
In addition, we rely on third-party vendors for certain services important or critical to our business, such as Black Knight Financial Services, LLC, with whom we have signed a long-term Loan Servicing Agreement for the use of MSP. If our current vendors, particularly the vendors that provide important or critical services to us, were to stop providing such services to us on acceptable terms, or if there is any other material disruption in the provision of such services, we may be unable to procure such services from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.
We have also recently increased the use of offshore vendors generally, especially with respect to certain of our technology functions. Our reliance on third-party vendors in other countries exposes us to disruptions in the political and economic environment in those countries and regions. Further, any changes to existing laws or the enactment of new legislation restricting offshore outsourcing by companies based in the U.S. may adversely affect our ability to outsource functions to third-party offshore service providers. Our ability to manage any such difficulties would be largely outside of our control, and our inability to utilize offshore service providers could have a material adverse effect on our business, financial condition, results of operations, cash flows and securities.
Negative public opinion could damage our reputation and adversely affect our earnings.
Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending, loan servicing, debt collection practices, and corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from complaints filed with regulators, social media and traditional news media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.

By combining our servicing and originations businesses under the single "Ditech" brand, we may have increased the risk that adverse publicity in one area of the business could hurt the performance of other parts of the business. In particular, our ability to grow our originations business (which is a key part of our business strategy) could be limited by negative publicity arising from our servicing business, which now operates under the same Ditech brand. Our servicing business has generated a significant number of complaints filed with regulators such as the CFPB and also negative publicity in the press and social media. Further, the reverse mortgage business generally has generated adverse publicity, in part because reverse mortgage borrowers are relatively elderly and are perceived as vulnerable. Although the terms and requirements of the HECM product have been changed from time to time to address perceived origination abuses, we continue to service older HECM loans originated under different requirements. As the servicer of HECM loans, from time to time we are required to foreclose on and evict delinquent borrowers, who are likely to be elderly. This has attracted, and may continue to attract, adverse publicity.
The industry in which we operate is highly competitive, and, to the extent we fail to meet these competitive challenges or otherwise do not achieve our strategic initiatives, it could have a material adverse effect on our business, financial position, results of operations or cash flows.
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. We compete with a great number of competitors in the mortgage banking market for both the servicing and originations businesses as well as in our reverse mortgage and complementary businesses. Key competitors include financial institutions and non-bank servicers and originators. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, and typically have access to greater financial resources and lower funding costs. All of these factors place us at a competitive disadvantage. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Competition to service mortgage loans may result in lower margins. Because of the relatively limited number of servicing customers, our competitive position is impacted by our ability to differentiate ourselves from our competitors through our servicing platform and our failure to meet the performance standards or other expectations of any one of such customers could materially impact our business. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition or results of operations.
From time to time, we embark upon various strategic initiatives for our business, including without limitation initiatives relating to acquisitions and dispositions of MSR and other assets, changes in the mix of our fee-for-service business including by entering into new subservicing arrangements, reducing our debt, improving our servicing performance, developing and growing certain portions of our business such as our mortgage originations capabilities, the use of capital partners, cost savings and operational efficiencies, and other matters. Our ability to achieve such initiatives is dependent upon numerous factors, many of which are not in our control. Our failure to achieve some or all of our strategic initiatives in a timely and efficient manner, or at all, could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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

Our current business plan contemplates that we will accelerate the integration and centralization of the Company, many parts of which we acquired in transactions over several years. We believe that such integration will enable us to achieve considerable cost savings and increases in efficiency and operational oversight. However, there are costs associated with implementing integration changes and there are considerable risks involved in such integration efforts, including the risks of operational breakdowns and unwanted personnel losses during the period of transition. We may be unsuccessful in implementing our integration plan on time or at all, and the integration efforts could be more costly than expected and could yield lower savings and efficiency benefits than planned. If we are not able to successfully combine the acquired businesses and assets with ours within the anticipated time frame, or at all, the anticipated benefits of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected, the combined businesses and assets may not perform as expected, and the value of our common stock may be adversely affected.
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
We use, and will continue to use, analytical models and data in connection with, among other things, developing our strategy, pricing new business and the valuation of certain investments we make, and any incorrect, misleading or incomplete information used in connection therewith may subject us to potential risks.
Due to the complexity of our business, we rely on, and will continue to rely on, various analytical models, information and data, some of which is supplied by third parties, in connection with, among other things, developing our strategy, pricing new business and the valuation of certain investments we make. Should our models or such data prove to be incorrect or misleading, any decision made in reliance thereon exposes us to potential risks. Some of the analytical models that we use or will be used by us are predictive in nature. The use of predictive models has inherent risks and may incorrectly forecast future behavior, leading to potential losses. We also use and will continue to use valuation models that rely on market data inputs. If incorrect market data is input into a valuation model, even a tested and well-respected valuation model, it may provide incorrect valuations and, as a result, could provide adverse actual results as compared to the predictive results.
We use estimates in determining the fair value of certain assets. If our estimates prove to be incorrect, we may be required to write down the value of these assets, which could adversely affect our earnings.
We estimate the fair value for certain assets (including MSR) and liabilities by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The methodology used to estimate these values is complex and uses asset-specific collateral data and market inputs for interest and discount rates and liquidity dates.
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

Accounting rules for our business continue to evolve, are highly complex, and involve significant judgments and assumptions. Changes in accounting interpretations or assumptions could impact our financial statements.
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
At December 31, 2016, we had $47.7 million of goodwill and $11.3 million of other intangible assets. We evaluate goodwill for impairment at the reporting unit level as of October 1 of each year, or whenever events or circumstances indicate potential impairment. A significant decline in our reporting unit performance, increases in equity capital requirements, increases in the estimated cost of debt or equity, a significant adverse change in the business climate or a sustained decline in the price of our common stock may necessitate our taking charges in the future related to the impairment of our goodwill. We incurred impairment charges of $326.3 million, $207.6 million and $82.3 million during 2016, 2015 and 2014, respectively. If we determine that our goodwill or another intangible asset is impaired, we may be required to record additional significant charges to earnings that could adversely affect our financial condition and operating results.
We have significant deferred tax assets, which may not be recoverable in future periods as a result of lower actual taxable earnings than currently projected, amongst other factors. Further, a significant reduction in the federal income tax rate could result in a significant reduction in the deferred tax assets balance and corresponding increase in income tax expense.
At December 31, 2016, we had net deferred tax assets of $299.9 million. This net amount included a valuation allowance of $38.5 million recorded during 2016 based on management's evaluation of expected future earnings, among other factors (refer to Note 26 to the Consolidated Financial Statements for further discussion). Periodic reviews of the carrying amount of our deferred tax assets are made to determine if the establishment of a valuation allowance is necessary for portion(s) that are not considered to be recoverable. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All evidence, both positive and negative, is evaluated when making this determination. Items considered in this analysis include the reversal of temporary differences, tax planning strategies, historical financial performance, expectations of future earnings, and the length of statutory carryforward periods. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. If we cannot generate sufficient earnings within the carryforward periods, we may not be able to realize the benefits of the remainder of our deferred tax assets.
If new laws are enacted to change the corporate taxable base amount, change the corporate income tax rate and/or eliminate the corporate alternative minimum tax, our deferred tax assets would be re-measured to the rates at which we expect to recover the deferred tax assets. This re-measurement could have a material adverse impact on our financial condition and results of operations.
We identified a material weakness in our internal controls over financial reporting. If we do not adequately address this material weakness, if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting in the future, or if we otherwise do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results, which may materially adversely affect our business and financial condition.
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
For the year ended December 31, 2016, we concluded there was a material weakness in internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities. We have initiated steps to remediate this material weakness. While we believe these steps will improve the effectiveness of our internal controls over financial reporting and remediate the material weakness, if our remediation efforts are insufficient to address the material weakness, or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. Refer to Part II. Item 9A. Controls and Procedures for further information regarding this material weakness and our related remediation efforts.

It is possible that additional material weaknesses and/or significant deficiencies could be identified by our management or by our independent auditing firm in the future, or may occur without being identified. The existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate such weakness or deficiency and management may not be able to remediate the same in a timely manner. Any such weakness or deficiency, even if remediated quickly, could result in regulatory scrutiny or lead to a default under our indebtedness. Furthermore, any material weakness requiring disclosure could cause investors to lose confidence in our reported financial condition, materially affect the market price and trading liquidity of our debt instruments, reduce the market value of our common stock and otherwise materially adversely affect our business and financial condition.
Our business could suffer if we fail to attract, or retain, highly skilled senior managers and other employees.
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
We have been reducing our workforce size and reducing the number of sites at which we operate, and as a result of these changes we have lost experienced personnel, including senior managers, have incurred transition costs and have had impaired efficiency in certain parts of our business during periods of change. We expect to continue to make further changes in our site footprint and to seek further personnel efficiencies, which could adversely affect our operations and results in future periods. As a result of the uncertainty these changes generate, it may be harder for us to retain or attract skilled employees in the future.
The experience of our senior managers is a valuable asset to us. While our senior management team has significant experience in the residential loan originations and servicing industry, we have recently experienced significant senior management turnover. The loss of the services of our senior managers, or our recent, or any future, turnover at the senior management level, as well as risks associated with integrating a significant number of senior level employees into our operations and potential disruptions if one or more of the new employees are not successful, could adversely affect our business.
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
Our failure to deal appropriately with potential conflicts of interest relating to our relationship with WCO could damage our reputation, expose us to regulatory and other risks, and adversely affect our business.
Certain of our current and former officers, employees and/or Board members have served, or currently serve, as officers and/or Board members of WCO, which could create the perception of conflicts of interest between such persons’ duties to us and their duties to WCO. In addition, potential conflicts of interest could develop regarding various other matters in connection with the recently completed sale of substantially of WCO’s assets and WCO’s subsequent, ongoing liquidation. We attempt to manage such potential conflicts through our practices, our internal compliance policies and procedures, and the policies and agreements we negotiated with WCO, although no assurance can be given that conflicts have not, and will not in the future, nevertheless arise.
Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or perceived conflicts of interest. It is possible that potential or perceived conflicts could give rise to disagreements with WCO or regulatory enforcement actions as a result of GTIM’s obligations as the investment advisor to WCO, or result in a breach of the restrictive covenants contained in our debt agreements. Regulatory scrutiny of, or litigation in connection with, conflicts of interest or other matters relating to our relationship with WCO could have a material adverse effect on our reputation, hamper our ability to raise additional funds or to achieve certain of our strategic objectives, discourage counterparties to do business with us, and damage our investment in WCO, and could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Additionally, WCO’s qualification as a REIT through the time of its liquidation for tax purposes, which occurred in December 2016, involved the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist, and even a technical or inadvertent violation could have jeopardized WCO’s REIT qualification in applicable tax years (thereby causing, among other consequences, WCO to be subject to corporate-level U.S. federal income taxes in such years) and could adversely affect our relationship with WCO and expose us to liability. Although we believe WCO qualified as a REIT through its liquidation for tax purposes, no assurance can be given in that regard.
Risks Related to Our Organization and Structure
Certain provisions of Maryland law and our stockholder rights plan could inhibit a change in our control.
Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the "business combination" provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special appraisal rights and supermajority stockholder voting requirements on these combinations. These provisions of the MGCL do not apply to business combinations that are approved or exempted by the board of directors of a corporation prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person, provided that the business combination is first approved by our Board of Directors. This resolution may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our Board of Directors does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and may increase the difficulty of consummating any offer.
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
On June 29, 2015, our Board of Directors adopted a stockholder rights plan, commonly referred to as a "poison pill," in response to accumulations of our common stock in the market. The stockholder rights plan was initially adopted to deter the acquisition by a person or group of persons acting in concert of beneficial ownership of more than 20% of the outstanding shares of our common stock without negotiation with, and the approval of, our Board of Directors by making such an acquisition prohibitively expensive for the acquirer(s). Subsequent to the initial adoption of the stockholder rights plan, it was amended to, among other things, permit certain stockholders to acquire up to 25% of the outstanding shares of our common stock and to extend the expiration date of the rights issued thereunder. Following these amendments, on November 11, 2016 we entered into an amendment and restatement of the stockholder rights plan intended to, among other things, help protect our “built-in tax losses” and certain other tax benefits by acting as a deterrent to any person or group of persons acting in concert acquiring beneficial ownership of 4.99% or more of the outstanding shares of our common stock without the approval of our Board of Directors, subject to certain limited exceptions. The amended and restated stockholder rights plan provides that the rights issued thereunder will expire on November 11, 2017 or upon the earlier occurrence of certain events, subject to the extension of the amended and restated rights plan by our Board of Directors or the redemption or exchange of the rights by us, in each case as described in, and subject to the terms of, the amended and restated rights plan. The amended and restated rights plan applies equally to all current and future stockholders. The amended and restated rights plan is not intended to deter offers that our Board of Directors determines are in the best interests of our stockholders; however, it may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might receive a premium for their shares.

Our common stock price may experience substantial volatility which may affect your ability to sell our common stock at an advantageous price.
The market price of our common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated between $2.24 per share and $16.00 per share during 2016 and may continue to fluctuate. The volatility may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to reduced liquidity resulting from industry and regulatory matters, highly concentrated ownership of our common stock, acquisitions, dispositions or other material public announcements, along with a variety of additional factors including, without limitation, those set forth under these “Risk Factors.”
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
Our deferred tax assets may be impaired if we have a significant change in our stockholder base and this could inhibit certain acquisitions of our stock.
We, and certain of our subsidiaries, have deferred tax assets, including a significant amount of tax loss carryforwards and unrealized tax losses for U.S. federal income tax purposes that may potentially provide valuable tax benefits to the Company. In the event that an “ownership change” occurs for purposes of Section 382, our ability to use pre-ownership change losses to offset future taxable income could be significantly limited, which could have a material adverse effect on our financial results, liquidity and market value. In general, an ownership change occurs if there is a change in ownership of more than 50% during any cumulative three-year period. Under Section 382, ownership changes are generally determined by reference to the shares acquired and disposed of by stockholders deemed to own 5% or more of our common stock. Whether an ownership change occurs by reason of trading in our stock or otherwise is largely outside our control. The determination of whether an ownership change has occurred is complex. Although we monitor our ownership change under Section 382 based on publicly available information and, as of December 31, 2016, estimate that our ownership change during the applicable look back period under Section 382 was approximately 38%, we cannot provide any assurance that our ownership change estimate is accurate. Thus, no assurance can be given that we have not experienced, or will not in the future experience, an ownership change. In addition, the possibility of triggering an ownership change may inhibit a party from acquiring our shares or making a proposal to acquire our shares.
Risks Related to Our Relationship with Walter Energy
We may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for 2009 and prior tax years. We cannot predict how Walter Energy’s recent bankruptcy filing in Alabama may affect the outcome of these matters.
We may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for 2009 and prior tax years. Under federal law, each member of a consolidated group for U.S. federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it was a member of the consolidated group at any time during such year. Certain former subsidiaries of the Company (which were subsequently merged or otherwise consolidated with certain current subsidiaries of the Company) were members of the Walter Energy consolidated tax group prior to our spin-off from Walter Energy on April 17, 2009. As a result, to the extent the Walter Energy consolidated group’s federal income taxes (including penalties and interest) for such tax years are not favorably resolved on the merits or otherwise paid, we could be liable for such amounts.

Walter Energy Tax Matters. According to Walter Energy’s Form 10-Q, or the Walter Energy Form 10-Q, for the quarter ended September 30, 2015 (filed with the SEC on November 5, 2015) and certain other public filings made by Walter Energy in its bankruptcy proceedings currently pending in Alabama, described below, as of the date of such filing, certain tax matters with respect to certain tax years prior to and including the year of our spin-off from Walter Energy remained unresolved, including certain tax matters relating to: (i) a “proof of claim” for a substantial amount of taxes, interest and penalties with respect to Walter Energy’s fiscal years ended August 31, 1983 through May 31, 1994, which was filed by the IRS in connection with Walter Energy’s bankruptcy filing on December 27, 1989 in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division; (ii) an IRS audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008; and (iii) an IRS audit of Walter Energy’s federal income tax returns for the 2009 through 2013 tax years.
Walter Energy 2015 Bankruptcy Filing. On July 15, 2015, Walter Energy filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of Alabama. On August 18, 2015, Walter Energy filed a motion with the Florida bankruptcy court requesting that the court transfer venue of its disputes with the IRS to the Alabama bankruptcy court. In that motion, Walter Energy asserted that it believed the liability for the years at issue "will be materially, if not completely, offset by the [r]efunds" asserted by Walter Energy against the IRS. The Florida bankruptcy court transferred venue of the matter to the Alabama bankruptcy court, where it remains pending.
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
On January 9, 2017, Walter Energy filed with the Alabama Bankruptcy Court a motion to convert its Chapter 11 bankruptcy case to a Chapter 7 liquidation. In that motion, Walter Energy stated that, other than with respect to 1% of the equity of the acquirer of Walter Energy's core assets, no prospect of payment of unsecured claims exists. On January 23, 2017, the IRS filed an objection to Walter Energy's motion to convert, in which the IRS requested that a judgment be entered against Walter Energy in connection with the tax matters described above. The IRS further asserted that entry of a final judgment was necessary so that it could pursue collection of tax liabilities from former members of Walter Energy's consolidated group that are not debtors.
On January 30, 2017, the Bankruptcy Court held a hearing at which it denied the IRS's request for entry of a judgment and announced its intent to grant Walter Energy's motion to convert. The Bankruptcy Court entered an order on February 2, 2017 converting Walter Energy's Chapter 11 bankruptcy to a Chapter 7 liquidation. During February 2017, Andre Toffel was appointed Chapter 7 trustee of Walter Energy's bankruptcy estate.
We cannot predict whether or to what extent we may become liable for federal income taxes of the Walter Energy consolidated tax group during the tax years in which we were a part of such group, in part because we believe, based on publicly available information, that: (i) the amount of taxes owed by the Walter Energy consolidated tax group for the periods from 1983 through 2009 remains unresolved; and (ii) in light of Walter Energy’s conversion from a Chapter 11 bankruptcy to a Chapter 7 bankruptcy, it is unclear whether the IRS will seek to make a direct claim against us for such taxes. Further, because we cannot currently estimate our liability, if any, relating to the federal income tax liability of Walter Energy’s consolidated tax group during the tax years in which we were a part of such group, we cannot determine whether such liabilities, if any, could have a material adverse effect on our business, financial condition, liquidity and/or results of operations.
Tax Separation Agreement. In connection with our spin-off from Walter Energy, we and Walter Energy entered into a Tax Separation Agreement, dated April 17, 2009. Notwithstanding any several liability we may have under federal tax law described above, under the Tax Separation Agreement, Walter Energy agreed to retain full liability for all U.S. federal income or state combined income taxes of the Walter Energy consolidated group for 2009 and prior tax years (including any interest, additional taxes or penalties applicable thereto), subject to limited exceptions. We therefore filed proofs of claim in the Alabama bankruptcy proceedings asserting claims for any such amounts to the extent we are ultimately held liable for the same. However, we expect to receive little or no recovery from Walter Energy for any filed proofs of claim for indemnification.

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
Furthermore, the Tax Separation Agreement provides that Walter Energy has, in its sole discretion, the exclusive right to represent the interests of the consolidated group in any audit, court proceeding or settlement of a claim with the IRS for the tax years in which certain of our former subsidiaries were members of the Walter Energy consolidated tax group. However, in light of the conversion of Walter Energy’s bankruptcy proceeding from a Chapter 11 proceeding to a Chapter 7 proceeding, the Company may choose to take a direct role in proceedings involving the IRS’s claim for tax years in which the Company was a member of the Walter Energy consolidated tax group. Moreover, the Tax Separation Agreement obligates us to take certain tax positions that are consistent with those taken historically by Walter Energy. In the event we do not take such positions, we could be liable to Walter Energy to the extent our failure to do so results in an increased tax liability or the reduction of any tax asset of Walter Energy. These arrangements may result in conflicts of interests between us and Walter Energy, particularly with regard to the Walter Energy bankruptcy proceedings described above.
Lastly, according to its public filings, Walter Energy’s 2009 tax year is currently under audit. Accordingly, if it is determined that certain distribution taxes and other amounts are owed related to our spin-off from Walter Energy in 2009, we may be liable under the Tax Separation Agreement for all or a portion of such amounts.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our executive and principal administrative office is located in Tampa, Florida in a 29,000 square foot facility, which is leased under a long-term lease. Our administrative and corporate operations and other activities included in our Other non-reportable segment are conducted at our Tampa location. Our Servicing segment has centralized servicing operations located in Saint Paul, Minnesota; Tempe, Arizona; Rapid City, South Dakota; Irving, Texas; and Jacksonville, Florida in leased office space ranging between 58,000 and 171,000 square feet. Our Reverse Mortgage segment operations centers lease office space ranging from 14,000 to 68,000 square feet in San Diego, California; Charlotte, North Carolina; Palm Beach Gardens, Florida; and Houston, Texas. Our Originations segment is headquartered in approximately 162,000 square feet of leased office space in Fort Washington, Pennsylvania. In addition, our field servicing and regional operations lease approximately 40 smaller offices located throughout the U.S. Our lease agreements have terms that expire through 2026, exclusive of renewal option periods. We believe that our leased facilities are adequate for our current requirements.
ITEM 3. LEGAL PROCEEDINGS
The Company is, and expects that, from time to time, it will continue to be, involved in litigation, arbitration, examinations, inquiries, investigations and claims. These include pending examinations, inquiries and investigations by governmental and regulatory agencies, including but not limited to the SEC, state attorneys general and other state regulators, Offices of the U.S. Trustees and the CFPB, into whether certain of the Company's residential loan servicing and originations practices, bankruptcy practices and other aspects of its business comply with applicable laws and regulatory requirements.
From time to time, the Company has received and may in the future receive subpoenas and other information requests from federal and state governmental and regulatory agencies that are examining or investigating the Company. The Company and certain current and former Company officers have received subpoenas from the SEC requesting documents, testimony and/or other information in connection with an investigation concerning trading in the Company’s securities. The Company has cooperated with the investigation. The Company cannot provide any assurance as to the outcome of the aforementioned investigations or that such outcomes will not have a material adverse effect on its reputation, business, prospects, results of operations, liquidity or financial condition.

RMS received a subpoena dated June 16, 2016 from the Office of Inspector General of HUD requiring RMS to produce documents and other materials relating to, among other things, the origination, underwriting and appraisal of reverse mortgages for the time period since January 1, 2005. RMS also received a subpoena from the Office of Inspector General of HUD dated January 12, 2017 requesting certain documents and information relating to the origination and underwriting of certain specified loans. This investigation, which is being conducted in coordination with the U.S. Department of Justice, Civil Division, could lead to a demand or claim under the False Claims Act, which allows for penalties and treble damages, or other statutes. On July 27, 2016, RMS also received a letter from the New York Department of Financial Services requesting information on RMS's reverse mortgage servicing business in New York. We are cooperating with these and other inquiries relating to our reverse mortgage business.
We have received various subpoenas for testimony and documents, motions for examinations pursuant to Federal Rule of Bankruptcy Procedure 2004, and other information requests from certain Offices of the U.S. Trustees, acting through trial counsel in various federal judicial districts, seeking information regarding an array of our policies, procedures and practices in servicing loans to borrowers who are in bankruptcy and our compliance with bankruptcy laws and rules. We have provided information in response to these subpoenas and requests and have met with representatives of certain Offices of the U.S. Trustees to discuss various issues that have arisen in the course of these inquiries, including our compliance with bankruptcy laws and rules. We cannot predict the outcome of the aforementioned proceedings and inquiries, which could result in requests for damages, fines, sanctions, or other remediation. We could face further legal proceedings in connection with these matters. We may seek to enter into one or more agreements to resolve these matters. Any such agreement may require us to pay fines or other amounts for alleged breaches of law and to change or otherwise remediate our business practices. Legal proceedings relating to these matters and the terms of any settlement agreement could have a material adverse effect on our reputation, business, prospects, results of operations, liquidity and financial condition.
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
In Kamimura, Lee C. v. Green Tree Servicing LLC, filed on April 8, 2016 in the U.S. District Court for the District of Nevada, Ditech Financial is subject to a putative nationwide class action suit alleging FCRA violations by obtaining credit bureau information without a permissible purpose after the discharge of debt owed to Ditech Financial pursuant to Chapter 13 of the Bankruptcy Code. The plaintiff in this suit, on behalf of himself and others similarly situated, seeks actual and punitive damages, statutory penalties, and attorneys’ fees and litigation costs.
Ditech Financial is also subject to several putative class action suits alleging violations of the TCPA for placing phone calls to plaintiffs’ cell phones using an automatic telephone dialing system without their prior consent. The plaintiffs in these suits, on behalf of themselves and others similarly situated, seek statutory damages for both negligent and knowing or willful violations of the TCPA.

On December 7, 2016, RMS agreed to the terms of a consent order that settled the matters arising from a CFPB investigation relating to RMS’s marketing and provision of reverse mortgage products and services. Under the order, RMS, without admitting or denying the allegations detailed in the order, agreed to pay a $325,000 civil money penalty, which the Company fully accrued at December 31, 2016. RMS also agreed to injunctions against future violations of certain consumer protection statutes and regulations and agreed to establish and maintain a comprehensive compliance plan designed to ensure RMS’s compliance with applicable consumer financial protection law and the full terms of the consent order. If RMS fails to comply with the order, it could be subject to additional sanctions, including actions for contempt, actions seeking additional fines, or new actions alleging violations of consumer protection statutes. The failure to comply with the order could have a material adverse effect on RMS’s reputation, business, prospects, results of operation, liquidity, and financial condition.
The Board of Directors of the Company received a letter dated June 15, 2016 from counsel to a stockholder demanding that the Board assert legal claims against certain current and former directors and officers of the Company. The stockholder alleged that these directors and officers breached their fiduciary duties by failing to oversee the Company's operations and internal controls regarding its loan servicing, loan origination, reverse mortgage and financial reporting practices. On June 27, 2016, the Board formed an Evaluation Committee to consider and make a recommendation to the Board concerning the stockholder demand. On November 11, 2016, the Evaluation Committee recommended that the Board refuse the demand, and the Board adopted the Evaluation Committee’s recommendation. The demanding stockholder’s counsel has been informed of the Board’s determination.
The outcome of all of the Company's regulatory matters, litigations and other legal proceedings (including putative class actions) is uncertain, and it is possible that adverse results in such proceedings (which could include restitution, penalties, punitive damages and injunctive relief affecting the Company's business practices) and the terms of any settlements of such proceedings could, individually or in the aggregate, have a material adverse effect on the Company's reputation, business, prospects, results of operations, liquidity or financial condition. In addition, governmental and regulatory agency examinations, inquiries and investigations may result in the commencement of lawsuits or other proceedings against us or our personnel. Although the Company has historically been able to resolve the preponderance of its ordinary course litigations on terms it considered acceptable and individually not material, this pattern may not continue and, in any event, individual cases could have unexpected materially adverse outcomes, requiring payments or other expenses in excess of amounts already accrued. Certain of the litigations against the Company include claims for substantial compensatory, punitive and/or statutory damages, and in many cases the claims involve indeterminate damages. In some cases, including in some putative class actions, there could be fines or other damages for each separate instance in which a violation occurred. Certification of a class, particularly in such cases, could substantially increase the Company's exposure to damages. The Company cannot predict whether or how any legal proceeding will affect the Company's business relationship with actual or potential customers, the Company's creditors, rating agencies and others. In addition, cooperating in, defending and resolving these legal proceedings consume significant amounts of management time and attention and could cause the Company to incur substantial legal, consulting and other expenses and to change the Company's business practices, even in cases where there is no determination that the Company's conduct failed to meet applicable legal or regulatory requirements.
For a description of certain legal proceedings, refer to Note 31 to the Consolidated Financial Statements included in this report, which is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NYSE under the symbol "WAC." As of March 9, 2017, there were 133 record holders of our common stock.
The following table sets forth certain high and low sales prices of our common stock. There were no cash dividends declared on our common stock for the periods indicated.

	Stock Prices
	High	Low
2016
First Quarter ended March 31	$16.00	$6.31
Second Quarter ended June 30	8.51	2.70
Third Quarter ended September 30	4.06	2.24
Fourth Quarter ended December 31	8.11	3.77

2015
First Quarter ended March 31	$24.35	$14.16
Second Quarter ended June 30	23.70	15.92
Third Quarter ended September 30	23.38	14.39
Fourth Quarter ended December 31	17.80	9.63
We did not pay any cash dividends on our common stock during the fiscal years ended December 31, 2016 and 2015, and we have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operations, reinvestment in our business, debt repayment or other purposes. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our 2013 Credit Agreement and Senior Notes Indenture. These restrictions on dividends are described in greater detail in the Liquidity and Capital Resources section under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Refer to Note 27 to the Consolidated Financial Statements for additional information regarding dividend restrictions.
Issuer Purchases of Equity Securities
None.

Shareholder Return Performance Chart
The following graph shows a five-year comparison of the cumulative total shareholder return on our common stock with the cumulative total returns of the Russell 2000 Index and the S&P SmallCap 600 Financials Index as of December 31st of each year presented. The graph assumes that $100 was invested on December 31, 2011 and that all dividends and distributions were reinvested. The comparisons in the chart are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

	2011	2012	2013	2014	2015	2016
Walter Investment	$100.00	$209.75	$172.40	$80.50	$69.33	$23.16
Russell 2000 Index	$100.00	$114.63	$157.05	$162.60	$153.31	$183.17
S&P SmallCap 600 Financials Index	$100.00	$117.53	$154.90	$167.75	$168.36	$234.48
The foregoing performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected historical consolidated financial information of the Company, which information has been derived from our audited consolidated financial statements. Our historical annual consolidated financial results presented herein are not necessarily indicative of the results that may be expected for any future period and should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and notes thereto included in this report. Refer to the Liquidity and Capital Resources section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of our financing transactions.

	(in thousands, except per share data)
	For the Years Ended December 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
Revenues	$995,717	$1,274,259	$1,487,153	$1,802,499	$623,807
Expenses	1,792,152	1,711,756	1,625,029	1,383,253	617,900
Other gains (losses)	6,617	33,071	18,536	(6,428)	(41,358)
Income (loss) before income taxes	(789,818)	(404,426)	(119,340)	412,818	(35,451)
Income tax expense (benefit)	(260,660)	(141,236)	(9,012)	159,351	(13,317)
Net income (loss)	$(529,158)	$(263,190)	$(110,328)	$253,467	$(22,134)

Basic earnings (loss) per common and common equivalent share	$(14.71)	$(7.00)	$(2.93)	$6.75	$(0.73)
Diluted earnings (loss) per common and common equivalent share	(14.71)	(7.00)	(2.93)	6.63	(0.73)

	At December 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
Total assets	$16,758,896	$18,549,447	$18,902,595	$17,291,283	$10,891,441
Residential loans at fair value	12,416,542	12,673,439	11,832,630	10,341,375	6,710,211
Servicer and protective advances, net	1,195,380	1,631,065	1,798,127	1,420,398	218,427
Servicing rights, net	1,029,719	1,788,576	1,730,216	1,304,900	242,712
Debt and other obligations:
Servicing advance liabilities	$783,229	$1,229,280	$1,365,885	$971,286	$100,164
Warehouse borrowings	1,203,355	1,340,388	1,176,956	1,085,563	255,385
Servicing rights related liabilities	1,902	117,000	66,311	—	—
Corporate debt	2,129,000	2,157,424	2,237,037	2,237,535	867,662
Mortgage-backed debt	943,956	1,051,679	1,739,827	1,874,314	2,056,286
HMBS related obligations	10,509,449	10,647,382	9,951,895	8,652,746	5,874,552
Total debt and other obligations	$15,570,891	$16,543,153	$16,537,911	$14,821,444	$9,154,049
Total stockholders' equity	$280,260	$804,676	$1,076,659	$1,167,016	$894,928
__________

(1)
During 2016, we recorded $237.3 million in losses resulting from changes in valuation inputs and other assumptions used in the fair value of assets and liabilities carried at fair value and $326.3 million in goodwill and intangible assets impairment charges related to our Servicing, ARM and Reverse Mortgage reporting units. Additionally, during 2016, we sold mortgage servicing rights with a carrying value of $458.9 million.

(2)
During 2015, we recorded $143.3 million in losses resulting from changes in valuation inputs and other assumptions used in the fair value of assets and liabilities carried at fair value, $207.6 million in goodwill impairment charges related to our Servicing and Reverse Mortgage reporting units and $56.4 million related to regulatory developments in 2015 that led to additional charges related to curtailable events and to accruals associated with legal and regulatory matters outside of the normal course of business.

(3)
During 2014, we recorded $100.8 million in costs for legal and regulatory matters outside of normal course of business, $77.9 million in losses resulting from changes in valuation inputs and other assumptions used in the fair value of assets and liabilities carried at fair value, a $75.7 million provision for uncollectible advances, and an $82.3 million goodwill impairment charge related to our Reverse Mortgage reporting unit. We recorded $36.8 million in asset management performance fees collected and earned by our Other non-reportable segment in connection with the asset management of a fund. We recorded $223.7 million in assets, mostly consisting of servicing rights and advances, in connection with the acquisition of the EverBank net assets and $319.8 million in servicing rights in connection with the acquisition of a pool of Fannie Mae MSR.

(4)
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

(5)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in Part I, Item 1A. Risk Factors. Historical results and trends that might appear should not be taken as indicative of future operations, particularly in light of our recent acquisitions and regulatory developments discussed throughout this report. Refer to the Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 section located in the forepart in this report for a discussion regarding forward-looking statements.

Defined terms used in this Annual Report on Form 10-K are defined in the Glossary of Terms.
Executive Summary
The Company
We are an independent servicer and originator of mortgage loans and servicer of reverse mortgage loans. We service a wide array of loans across the credit spectrum for our own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. Through our consumer, correspondent and wholesale lending channels, we originate and purchase residential mortgage loans that we predominantly sell to GSEs and government agencies. We also operate two supplementary businesses; asset receivables management and real estate owned property management and disposition. Our goal is to become a partner with our customers; assisting them with the originations process and through the life of their loan, with a highly regarded originations and servicing platform and quality customer service in an open, honest and straightforward manner.
At December 31, 2016, we serviced 2.1 million residential loans with a total unpaid principal balance of $246.4 billion. We originated $20.3 billion in mortgage loan volume in 2016.

Part of our strategy is to move towards more of a fee-for-service model in our servicing business by increasing the proportion of subservicing activity in our business mix. For example, in 2016, we entered into several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR. Largely as a result of these transactions, and based on unpaid principal loan balance, the portion of our servicing portfolio represented by subservicing rose from 21% (or $56.8 billion in unpaid principal loan balance) at the end of 2015 to 49% (or $120.8 billion in unpaid principal loan balance) at the end of 2016.  Our subservicing fees vary considerably from contract to contract, and in general subservicing fees are lower than the servicing fee associated with owning the MSR and servicing the related loans. Therefore, our servicing revenues have been and are expected to continue to be negatively affected by the sale of our MSR, even in situations where we are engaged to subservice the loans relating to such MSR following their sale. However, as the portion of our servicing portfolio represented by subservicing increases, we generally expect to benefit from lower advance funding costs and from the elimination of amortization charges associated with the MSR we have sold.

During 2016, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio with $13.9 billion relating to servicing rights capitalized upon the sale of mortgage loans, $11.1 billion relating to subservicing contracts and $5.2 billion relating to acquired servicing rights, which was more than offset by $51.0 billion of payoffs and sales, net of recapture activities. In addition, we added to the unpaid principal balance to our third-party reverse loan servicing portfolio with $2.6 billion in new business and tails, which was partially offset by $2.1 billion in payoffs, sales and curtailments. Also in 2016, we originated and purchased $872.2 million in reverse mortgage volume and issued $868.0 million in HMBS.
Our mortgage loan originations business diversifies our revenue base and helps us replenish our servicing portfolio. During 2016, we originated $6.8 billion of mortgage loans, the majority of which resulted from retention activities associated with our existing servicing portfolio. In addition, we purchased $13.5 billion of mortgage loans through our correspondent channel during 2016. Substantially all of these purchased and originated mortgage loans were added to our servicing portfolio upon loan sale.
We manage our Company in three reportable segments: Servicing, Originations, and Reverse Mortgage. A description of the business conducted by each of these segments is provided below:
Servicing - Our Servicing segment performs servicing for our own mortgage loan portfolio and on behalf of third-party credit owners of mortgage loans for a fee and also performs subservicing for third-party owners of MSR. The Servicing segment also operates complementary businesses including a collections agency that performs collections of post charge-off deficiency balances for third parties and us. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.
Originations — Our Originations segment originates and purchases mortgage loans that are intended for sale to third parties. In 2016, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 47% Fannie Mae conventional conforming loans, (ii) 39% Ginnie Mae loans and (iii) 14% Freddie Mac conventional conforming loans.
Reverse Mortgage - Our Reverse Mortgage segment primarily focuses on the servicing of reverse loans. In December 2016, management decided to exit the reverse mortgage originations business, which occurred in January 2017. We intend to fulfill reverse loans in our originations pipeline consistent with our underwriting practices and to fund undrawn amounts available to borrowers, and we will continue to service reverse loans. Reverse loan originations were historically conducted through our consumer direct, consumer retail, wholesale and correspondent lending origination channels.
Other - As of December 31, 2016, our Other non-reportable segment holds the assets and liabilities of the Non-Residual Trusts and corporate debt. This segment also includes our asset management business, which we are in the process of winding down.
Overview
Our Servicing segment revenue is primarily impacted by the size and mix of our capitalized servicing and subservicing portfolios and is generated through servicing of mortgage loans for clients and/or credit owners. Net servicing revenue and fees include the change in fair value of servicing rights carried at fair value and the amortization of all other servicing rights. Our servicing fee income generation is influenced by the volume and timing of entrance into subservicing contracts and purchases and sales of servicing rights. The fair value of our servicing rights is largely dependent on the size of the related portfolio, discount rates, and prepayment and default speeds. Our Originations segment revenue, which is primarily comprised of net gains on sales of loans, is impacted by interest rates and the volume of loans locked as well as the margins earned in our various origination channels. Net gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment has historically been impacted by new origination reverse loan volume, draws on existing reverse loans, subservicing contracts and the fair value of reverse loans and HMBS.
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, the provision for advances, curtailment, interest expense and other operating expenses. In addition, during 2016, 2015 and 2014, our expenses were impacted by non-cash goodwill and intangible assets impairment charges of $326.3 million, $207.6 million and $82.3 million, respectively. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.

Our profitability for the Reverse segment has been and will continue to be negatively impacted by the level of defaults we are experiencing with HECM loans originated pre-2014, before the product was changed to introduce financial assessment requirements and to limit initial draws. When a HECM loan is in default, we earn interest at the debenture rate, which is generally lower than the note rate we must pay. Additionally, if we miss HUD prescribed milestones in the foreclosure and claims filing process, HUD curtails the debenture interest being earned on loans in default. During late 2015 and early 2016 we experienced an acceleration in the number of reverse loans in default, in part because of new HUD regulations that required servicers to foreclose more quickly on delinquent reverse loans. This increase in default levels was somewhat mitigated during the latter part of 2016 when HUD allowed for a de minimis amount for non-payment of taxes and insurance. As a result of this change, there were defaults that were cured. For loans in default, servicing costs generally increase as a result of foreclosure related activities such as legal costs, property preservation expense and other costs that arise on loans in default, which may also include bankruptcy related activities. In addition, after a foreclosure sale occurs and title to the property is obtained, we become responsible for the sale of the REO property. If we are unable to sell the property underlying a defaulted reverse loan for an acceptable price within the timeframe established by HUD, we are required to make an appraisal-based claims to HUD. In such case, HUD will reimburse us for the loan balance, eligible expenses and debenture interest, less the appraised value of the underlying property, and thereafter all the risk and cost associated with maintaining and liquidating the property remains with us. The Reverse segment has sold approximately 23.7% of its REO property through appraisal based claims, with a loss severity rate of approximately 13.5%. During 2016, the Reverse segment incurred approximately $5.7 million in losses resulting from REO sold through appraisal based claims filed during 2016 or in prior years. The Company may incur additional losses on these REO properties as they progress through the claims and liquidation processes. The significance of future losses associated with appraisal-based claims is dependent upon the volume of defaulted loans, condition of foreclosed properties and the general real estate market environment.
Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our master repurchase agreements, mortgage loan servicing advance facilities, the 2013 Revolver and issuance of GMBS and HMBS to fund our tail commitments. We may generate additional liquidity through sales of MSR, any portion thereof, or other assets. Refer to the Liquidity and Capital Resources section below for additional information.
Financial Highlights
2016 Compared to 2015
Total revenues for 2016 were $1.0 billion, which represented a decline of $278.5 million, or 22%, as compared to 2015. The decline in revenue reflects a $153.3 million decrease in net servicing revenue and fees driven by $78.5 million in higher fair value losses on servicing rights, $47.4 million in lower incentive and performance fees and $28.5 million in lower servicing fees; $44.4 million in lower net gains on sales of loans; and $28.7 million in lower interest income on loans.
During 2016, we recorded higher fair value losses on our servicing rights carried at fair value as a result of decreasing interest rates and forward projections of the interest rate curve during the first half of 2016. We recognized lower incentive and performance fees due primarily to lower real estate management fees resulting from the phase out of one of our larger arrangements for the management of real estate owned, and lower HAMP fees earned for continued performance of modified loans as fewer loans were eligible for these fees leading up to the expiration of HAMP. We recognized lower servicing fees due primarily to a combination of runoff of our third-party servicing portfolio, a shift in the portfolio from servicing to subservicing resulting from the sale of servicing rights to NRM, and an overall increase in delinquencies. We had lower net gains on sales of loans due primarily to a lower volume of locked loans, offset partially by a shift in mix from the lower margin correspondent channel to the higher margin consumer channel. We had lower interest income on loans primarily due to the sale of our residual interests in seven of the Residual Trusts in April 2015, or the sale of our residual interests.
Total expenses for 2016 were $1.8 billion, which represented an increase of $80.4 million, or 5%, as compared to 2015, which reflects $118.7 million in higher goodwill and intangible assets impairment and $45.7 million in higher general and administrative expenses, offset in part by $56.5 million in lower salaries and benefits and $17.8 million in lower interest expense.
We recorded $326.3 million, $207.6 million and $82.3 million in goodwill and intangible assets impairment charges during 2016, 2015 and 2014, respectively. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 14 to the Consolidated Financial Statements.

During 2016, we had higher general and administrative expenses due in part to support efficiency and technology-related initiatives, higher severance and transformation costs, and elevated advance provisions and other costs resulting from operational challenges within default servicing, partially offset by savings from cost reduction efforts. We had lower salaries and benefits primarily due to a decrease in compensation, benefits and incentives resulting from a lower average headcount driven by site closures and reorganization, a decrease in commissions and incentives due to lower originations volume, and a decrease in share-based compensation due to higher forfeitures, partially offset by an increase in severance. We had lower interest expense related primarily to mortgage-backed debt as a result of the sale of our residual interests, which required the deconsolidation of the related mortgage-backed debt.
As of December 31, 2016, we identified a material weakness in internal controls over operational processes within the transaction level processing of Ditech Financial default servicing activities. Specifically, we did not design and maintain effective controls related to our ability to identify foreclosure tax liens and resolve such liens timely, foreclosure related advances, and the processing and oversight of loans in bankruptcy status. This resulted in several adjustments to reserves during the fourth quarter of 2016 totaling $16.3 million for exposures related to deficient processes within the operating control environment for default servicing.
Net gains on extinguishment of debt of $14.7 million during 2016 were primarily attributable to the repurchase of a portion of our Convertible Notes with a carrying value of $39.3 million, which resulted in a gain of $14.5 million.
During the second quarter of 2016, Ditech Financial transitioned approximately 1.4 million loans, or greater than 60% of our mortgage loan servicing portfolio, to MSP, the industry-standard loan servicing platform. The conversion resulted in a reduction to servicer payables and related restricted cash balances as a result of changes in the structure and timing of the flow of funds. The conversion also had an indirect impact on other balances included in the Servicing segment, which is discussed in further detail under the Business Segment Results section below.
Our cash flows provided by operating activities were $452.0 million during 2016 and we ended the year with $224.6 million in cash and cash equivalents. Cash provided by operating activities increased by $500.0 million during 2016 as compared to net cash used in operating activities in 2015. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by origination activities resulting from a higher volume of loans sold in relation to loans originated for 2016 as compared to 2015 and a decrease in servicer and protective advances resulting largely from advance reimbursements received in connection with Fannie Mae and Freddie Mac loan sales and NRM MSR sales as well as increased collections.
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
We recorded fair value losses on our servicing rights carried at fair value primarily as a result of higher discount rates used to value our servicing rights and higher realization of expected cash flows. We had lower interest income on loans primarily due to the sale of our residual interests. We had lower net fair value gains on reverse loans and related HMBS obligations primarily due to the widening of spreads resulting from changes in market pricing for HECMs and HMBS and a lower reduction of LIBOR in 2015 as compared to 2014, offset partially by an increase in cash generated by origination, purchase and securitization of HECMs. We had lower net gains on sales of loans due primarily to a shift in volume from the higher margin retention channel to the lower margin correspondent channel, even though average interest rates were lower during 2015 as compared to 2014 and these lower rates gave rise to a higher total volume of locked loans.
Total expenses for 2015 were $1.7 billion, which represented an increase of $86.7 million, or 5%, as compared to 2014. We incurred $56.5 million and $82.3 million in impairment charges in the Reverse Mortgage reporting unit during the years ended December 31, 2015 and 2014, respectively, and $151.0 million in impairment charges in our Servicing reporting unit during the year ended December 31, 2015. As a result of the goodwill impairment charges in the Reverse Mortgage reporting unit, this reporting unit no longer has goodwill. In addition, we had $33.5 million in lower interest expense related to mortgage-backed debt primarily due to the aforementioned sale of our residual interests, which required the deconsolidation of the related mortgage-backed debt.
We recognized total other gains of $33.1 million in 2015, which were primarily attributable to an $11.8 million gain recognized on the sale of an equity-method investment, an $8.9 million gain realized on the sale of a trading security, and a $7.3 million net fair value gain relating to the Non-Residual Trusts.

Our cash flows used in operating activities were $48.1 million during 2015 and we ended the year with $202.8 million in cash and cash equivalents. Cash used in operating activities decreased by $156.2 million during 2015 as compared to 2014. The decrease in cash used in operating activities was primarily a result of an increase in cash related to changes in assets and liabilities, including higher collections of servicer and protective advances and an increase in accrued expenses related to uncertain tax positions, partially offset by higher settlements of payables relating to servicer and protective advances acquired in conjunction with the acquisition of servicing rights and a decrease in accrued expenses related to legal and regulatory matters. In addition, cash increased due to proceeds received from the sale of a trading security received as consideration for the sale of the excess servicing spread associated with certain servicing rights. These increases were partially offset by a decrease in cash related to a lower volume of loans sold in relation to originated loans.
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
Strategy
During the fourth quarter of 2016, after the appointment of Anthony Renzi as the Company’s Chief Executive Officer, the Company made extensive changes to its leadership team, installing among other things new heads of compliance, default servicing, performing servicing, reverse mortgage, and human resources. In conjunction with the Board, this new leadership team has developed a strategy and business plan for 2017 that is focused on the company’s core mortgage servicing and origination businesses, with a view to improving both financial and operating performance significantly during the year.
In servicing, we expect to execute numerous initiatives to improve the efficiency of our operations, through such measures as better processes, site consolidation and improved use of technology. We are also concentrating on improving the performance of our servicing business, customer service, and reversing the recent increase in delinquency rates and improving standards and compliance. We plan to prioritize these initiatives over the pursuit of significant new servicing or subservicing opportunities, though over time as we improve operations we aim to be able to compete effectively and profitably for opportunities to subservice for others.
In originations, our goal is to achieve significant revenue growth over time, primarily from increased wholesale lending, increased outbound contact efforts and improved retention. As we endeavor to expand our originations business, we expect that we will need to increase significantly the amount of purchase money loans we originate, particularly in our consumer direct and wholesale channels. This will require us to enhance our brand awareness among potential customers, and we are working on plans to develop a digital marketing presence. In addition, we believe that to achieve our originations goals we need to enable consumers to apply for mortgages through our website. We recently abandoned a software project we had been supporting to develop a website-based application system, and we are now considering vendors who could assist with re-initiating this project. Further, our strategy will require us to hire a considerable number of new loan officers and other employees.
In the reverse segment, having exited the originations business, we are working to improve the efficiency of our servicing activities in order to reduce expected future losses. We have also been evaluating options for our reverse mortgage business, including the possibility of selling some or all of its assets or pursuing alternative solutions for the business that include collaboration with other parties.
Improving the effectiveness and efficiency of our information technology group is an important element of our strategy across all of our operations. We use numerous systems and incur considerable expense to support our lending, servicing, reverse and other business activities. We have initiated measures to reduce the complexity and cost of our information technology operations and are continuing our review of this function to identify further areas of opportunity.
Investments in MSR
From time to time over the past five years, to support our servicing business, we have bought or sold MSR. With a view to using our capital efficiently, in 2016 we began to limit our investment in MSR. We plan to continue that approach in the future and to move towards more of a fee-for-service model in the servicing business. Accordingly, we expect that from time to time we will sell MSR we now own or those we create in connection with our mortgage origination activities. See the Subservicing section under Part I, Item 1. Business. We expect that normally we will retain the right to subservice such MSR sold by us, but we may also sell MSR with servicing released. We may also engage in other transactions to limit or reduce our investment in MSR, including sales of excess servicing spread.

In 2016, we executed a number of transactions that helped us reduce our investment in MSR. In particular, we entered into a several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR. Refer to Note 4 to the Consolidated Financial Statements for additional information on transactions with NRM. We may seek to sell additional MSR to NRM in the future and may also seek to enter into arrangements to sell MSR to other buyers.
In November 2016, NRM also entered into a mortgage servicing right purchase and sale agreement with WCO. In connection with the completion of this transaction and the other transactions relating to the sale of substantially all of WCO's assets in December 2016, WCO commenced liquidation activities and we do not expect to sell further assets to WCO.
Non-Core Assets
Since early 2015, we have sold various assets we considered to be “non-core” or “legacy” assets. These transactions included the sale of an equity method investment in the first quarter of 2015 and the sale in April 2015 of the residual interests in seven of our Residual Trusts. Most recently, in December 2016 we executed a stock purchase agreement to sell our insurance business for a cash purchase price of $125.0 million, subject to adjustment, with potential earnout payments of up to $25.0 million in cash. This transaction was completed in February 2017. During the year ended December 31, 2016, the insurance business generated income before taxes of $24.6 million.
We are actively reviewing our assets and activities to determine those that should be considered "core" or “non-core” in relation to our strategic goals. Assets and activities that we identify as “non-core” will include non-strategic operations, locations and portfolios. These may in the future may be sold, wound down or otherwise managed in a manner designed to limit the investment, costs and attention we are required to devote to them.
Debt Restructuring Initiative
We are a highly leveraged company, in relation to our ability to service our debt and on a relative basis in comparison to our peers. We depend upon ongoing access to the loan markets and the capital markets on commercially satisfactory terms to finance our business on a daily basis, and we would also need access to those markets to refinance our corporate debt. We have engaged legal and financial debt restructuring advisors and have been reviewing a number of potential actions we may take to reduce our leverage. There can be no assurance as to when or whether we will determine to implement any action as a result of this review, whether the implementation of one or more such actions will be successful, or the effects the failure to take action may have on our business, our ability to achieve our operational and strategic goals or our ability to finance our business or refinance our indebtedness. The failure to develop and implement steps to address our level of corporate leverage may have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition, and our ability to refinance our corporate debt as it becomes due in future years.
Operating Improvements
During 2016, we continued our efforts to improve our financial performance through increasing efficiency and cost reductions, and we plan to intensify these efforts in 2017. During 2016 we initiated actions in connection with our continued efforts to enhance efficiencies and streamline processes, which included various organizational changes to the scale and proficiency of our leadership team and support functions to further align with our business needs. Further, during December 2016, a decision was made by management to exit the reverse mortgage origination business, while maintaining our reverse mortgage servicing operations. Although we were successful in reducing certain costs during 2016 as compared to 2015, such as salaries and benefits, we also experienced increases in various other costs, including among other things severance expenses, fees paid to advisors assisting us with our efforts to improve company performance and charges resulting from operational issues. While our goals for 2017 include further expense reductions, there can be no assurance that we will be successful in reducing costs. In 2017, we expect to continue to incur advisory, severance and other expenses associated with the improvement of our business, and we may incur unexpected expenses, including expenses arising from unanticipated operational problems, legal and regulatory matters, and other matters that are beyond our control. If we are not successful in reducing our expenses, our results of operations, financial condition and liquidity could be materially adversely affected.

In addition to improving the financial performance of our operations, we are focused on ensuring that our servicing operations meet legal and regulatory requirements and our contractual servicing obligations and that we improve our servicing performance, as measured by the owners of the loans we service (such as GSEs) and by customers for whom we subservice. By some measures, such as delinquency rates for our mortgage loan servicing portfolio, during 2016 our servicing performance has deteriorated significantly relative to our past performance and to that of other servicers, following the introduction of new servicing technology, changes in servicing practices, site consolidation, and other developments. The GSEs and other parties for whom we service or subservice regularly monitor our performance and communicate their observations and expectations to us. Several important such counterparties have noted our recent performance deterioration and have requested that we improve various aspects of our performance, which we are endeavoring to do. With a view to improving our performance, we have been enhancing our processes and have made management changes and introduced new procedures to track key performance metrics. We may need to make further enhancements to our people, processes or technologies to achieve acceptable levels of servicing performance. In addition, these enhancements could require significant unplanned expenditures that could adversely affect our financial results. We cannot be certain that our efforts to improve our servicing performance will have sufficient or timely results. If we are unable to improve our servicing performance metrics, we could face various material adverse consequences, including competitive disadvantage, the inability to win new subservicing business and the termination of servicing rights or subservicing contracts.
While we plan to continue to take actions across our businesses to improve efficiency, identify revenue opportunities, and reduce expense, certain other costs have risen or are expected to arise. For example, we have been making investments and taking other measures to enhance the structure and effectiveness of our compliance and risk processes and associated programs across the Company, with a view to improving our customers’ experience, our compliance results and our performance and ratings under our subservicing contracts and our obligations to GSEs and loan investors. We believe additional investments and process improvements in these areas will be required. The mortgage industry generally, including our Company, is subject to extensive and evolving regulation and continues to be under scrutiny from federal and state regulators, enforcement agencies and other government entities. This oversight has led, in our case, to ongoing investigations and examinations of several of our business areas, and we have been and will be required to dedicate internal and external resources to providing information to and otherwise cooperating with such government entities. In addition, we have incurred, and expect that in the future we will incur, significant expenses (i) associated with the remediation or other resolution of breaches, findings or concerns raised by regulators, enforcement agencies, other government entities, customers or ourselves, (ii) to enhance the effectiveness of our risk and compliance program and (iii) to address operational issues and other events of noncompliance we have discovered, or may in the future discover, through our compliance program or otherwise. Investments to enhance our operational, compliance and risk processes may also result in an improved customer experience and competitive advantage for our business.
Financing Transactions
Refer to the Liquidity and Capital Resources section below for a description of our financing transactions.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Years Ended December 31,			Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
REVENUES
Net servicing revenue and fees	$340,991	$494,267	$601,510	$(153,276)	(31)%	$(107,243)	(18)%
Net gains on sales of loans	409,448	453,840	462,172	(44,392)	(10)%	(8,332)	(2)%
Net fair value gains on reverse loans and related HMBS obligations	59,022	98,265	109,972	(39,243)	(40)%	(11,707)	(11)%
Interest income on loans	45,700	74,365	134,555	(28,665)	(39)%	(60,190)	(45)%
Insurance revenue	41,968	47,201	71,010	(5,233)	(11)%	(23,809)	(34)%
Other revenues	98,588	106,321	107,934	(7,733)	(7)%	(1,613)	(1)%
Total revenues	995,717	1,274,259	1,487,153	(278,542)	(22)%	(212,894)	(14)%

EXPENSES
General and administrative	619,772	574,091	577,506	45,681	8%	(3,415)	(1)%
Salaries and benefits	520,357	576,817	578,627	(56,460)	(10)%	(1,810)	—%
Goodwill and intangible assets impairment	326,286	207,557	82,269	118,729	57%	125,288	152%
Interest expense	255,781	273,606	303,103	(17,825)	(7)%	(29,497)	(10)%
Depreciation and amortization	59,426	69,128	72,721	(9,702)	(14)%	(3,593)	(5)%
Other expenses, net	10,530	10,557	10,803	(27)	—%	(246)	(2)%
Total expenses	1,792,152	1,711,756	1,625,029	80,396	5%	86,727	5%

OTHER GAINS (LOSSES)
Net gains on extinguishment	14,662	4,660	—	10,002	215%	4,660	n/m
Other net fair value gains (losses)	(4,234)	7,398	19,280	(11,632)	(157)%	(11,882)	(62)%
Other	(3,811)	21,013	(744)	(24,824)	(118)%	21,757	n/m
Total other gains	6,617	33,071	18,536	(26,454)	(80)%	14,535	78%

Loss before income taxes	(789,818)	(404,426)	(119,340)	(385,392)	95%	(285,086)	239%
Income tax benefit	(260,660)	(141,236)	(9,012)	(119,424)	85%	(132,224)	n/m
Net loss	$(529,158)	$(263,190)	$(110,328)	$(265,968)	101%	$(152,862)	139%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Years Ended December 31,			Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Servicing fees	$680,002	$708,491	$675,335	$(28,489)	(4)%	$33,156	5%
Incentive and performance fees	70,197	117,586	157,148	(47,389)	(40)%	(39,562)	(25)%
Ancillary and other fees	98,055	104,750	88,430	(6,695)	(6)%	16,320	18%
Servicing revenue and fees	848,254	930,827	920,913	(82,573)	(9)%	9,914	1%
Changes in valuation inputs or other assumptions (1)	(243,645)	(157,262)	(124,471)	(86,383)	55%	(32,791)	26%
Other changes in fair value (2)	(236,831)	(244,730)	(149,031)	7,899	(3)%	(95,699)	64%
Change in fair value of servicing rights	(480,476)	(401,992)	(273,502)	(78,484)	20%	(128,490)	47%
Amortization of servicing rights	(21,801)	(26,827)	(43,101)	5,026	(19)%	16,274	(38)%
Change in fair value of servicing rights related liabilities	(4,986)	(7,741)	(2,800)	2,755	(36)%	(4,941)	176%
Net servicing revenue and fees	$340,991	$494,267	$601,510	$(153,276)	(31)%	$(107,243)	(18)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
We recognize servicing revenue and fees for servicing performed on behalf of third parties for which we either own the servicing right or act as subservicer. This revenue includes contractual fees earned on the serviced loans; incentive and performance fees, including those earned based on the performance of certain loans or loan portfolios serviced by us, loan modification fees and asset recovery income; and ancillary fees such as late fees and expedited payment fees. Servicing revenue and fees are adjusted for amortization, the change in fair value of servicing rights and the change in fair value of servicing rights related liabilities.
Servicing fees decreased $28.5 million in 2016 as compared to 2015 primarily due to a combination of runoff of our third-party servicing portfolio, a shift in the portfolio from servicing to subservicing resulting from the sale of servicing rights to NRM, and an overall increase in delinquencies. We expect servicing fees to continue to decline as a result of the shift in our portfolio towards subservicing as we earn a lower fee for subservicing accounts in relation to servicing accounts. Incentive and performance fees decreased $47.4 million in 2016 as compared to 2015 due primarily to lower real estate management fees resulting from the phase out of one of our larger arrangements for the management of real estate owned, and lower HAMP fees earned for continued performance of modified loans as fewer loans were eligible for these fees leading up to the expiration of HAMP. Ancillary and other fees decreased $6.7 million in 2016 as compared to 2015 due primarily to a decrease in convenience and expedited payment fees driven by a change in our process and pricing for such services, offset in part by an increase in late fee income resulting from a significant number of payments subject to late fees and efforts to ensure collection.
Servicing fees increased $33.2 million in 2015 as compared to 2014 due primarily to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by runoff of the servicing portfolio. Incentive and performance fees decreased $39.6 million for 2015 as compared to 2014 due primarily to lower modification fees, fees earned under HAMP and asset recovery income, partially offset by higher real estate owned management fees. Ancillary and other fees increased $16.3 million for 2015 as compared to 2014 due primarily to growth in the mortgage loan servicing portfolio. Refer to the Servicing segment section under our Business Segment Results section below for additional information on the changes in fair value relating to servicing rights and servicing rights related liabilities.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $44.4 million in 2016 as compared to 2015 primarily due to a lower volume of locked loans, offset partially by a shift in mix from the lower margin correspondent channel to the higher margin consumer channel. Net gains on sales of loans decreased $8.3 million in 2015 as compared to 2014 primarily as a result of a shift in volume from the higher margin consumer channel to the lower margin correspondent channel, partially offset by a higher volume of locked loans.

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
Net fair value gains on reverse loans and related HMBS obligations decreased $39.2 million in 2016 as compared to 2015 due primarily to lower origination volumes and higher LIBOR rates in 2016 as compared to 2015, partially offset by a shift in mix from lower margin new originations to higher margin tails.
Net fair value gains on reverse loans and related HMBS obligations decreased $11.7 million during 2015 as compared to 2014 due primarily to the widening of spreads resulting from changes in market pricing for HECMs and HMBS and a lower reduction of LIBOR in 2015 as compared to 2014, offset partially by an increase in cash generated by origination, purchase and securitization of HECMs.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. During April 2015, we sold our residual interests in seven of the Residual Trusts, or the sale of our residual interests, and deconsolidated the assets and liabilities of these trusts. Interest income decreased $28.7 million in 2016 as compared to 2015 and decreased $60.2 million in 2015 as compared to 2014 primarily due to the sale of our residual interests, runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Years Ended December 31,			Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Residential loans at amortized cost
Interest income	$45,700	$74,365	$134,555	$(28,665)	$(60,190)
Average balance (1) (2)	507,712	794,571	1,372,507	(286,859)	(577,936)
Average yield	9.00%	9.36%	9.80%	(0.36)%	(0.44)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the year.

(2)
Average balance excludes delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae as we do not own these mortgage loans and, therefore, are not entitled to any interest income they generate. Refer to Note 9 to the Consolidated Financial Statements for further information regarding these loans.

Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $5.2 million in 2016 as compared to 2015 and $23.8 million in 2015 as compared to 2014 due primarily to Fannie Mae and Freddie Mac restrictions that became effective on June 1, 2014, as well as other regulatory and litigation developments with respect to lender-placed insurance. On February 1, 2017, we completed the sale of our principal insurance agency and substantially all of our insurance agency business. As a result of this sale, we will no longer receive any insurance commissions on lender-placed insurance policies. During the year ended December 31, 2016, the insurance business generated income before taxes of $24.6 million. Commencing February 1, 2017, another insurance agency owned by us (and retained by us following the aforementioned sale) began to provide insurance marketing services to third-party insurance agencies and carriers with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services. Refer to Note 16 to the Consolidated Financial Statements for additional information on the sale of our insurance business.

Other Revenues
Other revenues consist primarily of the change in fair value of charged-off loans, origination fee income, other interest income and investment income. Other revenues decreased $7.7 million in 2016 as compared to 2015 due primarily to $3.0 million in lower origination fee income resulting from lower originations volume during 2016 and $2.8 million in higher losses on our equity-method investment in WCO.
Other revenues decreased $1.6 million in 2015 as compared to 2014 due primarily to $36.8 million in asset management performance fees collected and earned by our Other non-reportable segment in connection with the investment management of a fund during 2014 and $7.5 million in lower income from our beneficial interest in a servicing asset. The performance fees were earned in connection with the liquidation of the fund’s investments during 2014 and were based on the fund exceeding pre-defined thresholds. These fees are recorded when the fund is terminated or when the likelihood of claw-back is improbable. The decrease in these revenues was partially offset by $19.3 million in higher fair value gains relating to charged-off loans as a result of twelve months of collection activity in 2015 compared to eight months in 2014 and an increase in expected collections, $17.7 million in higher origination fee income resulting from the refinancing of mortgage loans partially offset by lower fees charged to new reverse loan borrowers, and $6.2 million in higher other interest income.
General and Administrative
General and administrative expenses increased $45.7 million in 2016 as compared to 2015 resulting primarily from $28.4 million in additional costs to support efficiency and technology-related initiatives including the MSP conversion in the second quarter of 2016, $21.8 million in higher consulting costs associated with process improvement initiatives, $12.1 million in higher provisions for advance losses, $12.0 million in higher legal accruals for loss contingencies and legal expenses primarily related to the cost of defending and resolving legal proceedings, $9.5 million in costs related to NRM transactions during 2016, $11.8 million in higher loan servicing expense associated with servicing errors resulting in non-recoverable expenses and loan repurchases or indemnifications, and $7.1 million in asset impairment charges, partially offset by savings from cost reduction efforts of $24.6 million driven by the closure of our retail originations channel and lower advertising costs due to a strategy shift in lead acquisition, $23.0 million in lower curtailment-related accruals due primarily to certain regulatory developments for our reverse segment during 2015, which led to additional charges around curtailable events, an $8.9 million reduction in our representations and warranties reserve related to a change in estimate as described in further detail in the Originations segment results, and $5.5 million in lower loan origination expenses due to a decreased volume of funded loans.
General and administrative expenses decreased $3.4 million in 2015 as compared to 2014 resulting primarily from $30.5 million in lower legal related costs largely due to lower accruals for legal and regulatory matters outside of the normal course of business and $22.7 million in lower provisions for uncollectible receivables and advances due to a decrease in advance balances and improved collections experience, offset in part by $17.3 million in higher advertising expenses related to increased mail solicitations and internet lead generation and re-branding our mortgage loan business, $12.8 million in additional costs in 2015 to support efficiency and technology-related initiatives, $8.8 million in higher default and other loan servicing costs resulting from growth in the servicing portfolio, and $6.8 million increase in curtailment due primarily to an increase in missed timelines.
Salaries and Benefits
Salaries and benefits decreased $56.5 million in 2016 as compared to 2015 primarily due to a $33.9 million decrease in compensation, benefits and incentives resulting from a lower average headcount driven by site closures and reorganization, a $20.6 million decrease in commissions and incentives due to lower originations volume, and a $14.4 million decrease in share-based compensation due to higher forfeitures, partially offset by a $21.2 million increase in severance. Headcount decreased by approximately 1,000 full-time employees from approximately 5,900 at December 31, 2015 to approximately 4,900 at December 31, 2016.
Salaries and benefits decreased $1.8 million in 2015 as compared to 2014 primarily due to a $12.7 million decrease in compensation and benefits resulting from a lower average headcount during 2015, partially offset by a $6.4 million increase in share-based compensation due largely to a higher number of awards granted and the acceleration of expense associated with a former employee's unvested awards, a $5.0 million increase in bonuses, and a $2.5 million increase in severance. Headcount decreased by approximately 800 full-time employees from approximately 6,700 at December 31, 2014 to approximately 5,900 at December 31, 2015.
Goodwill and Intangible Assets Impairment
We recorded $326.3 million, $207.6 million and $82.3 million in goodwill and intangible assets impairment charges during 2016, 2015 and 2014, respectively. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 14 to the Consolidated Financial Statements.

Interest Expense
We incur interest expense on our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt issued by the Residual Trusts, all of which are accounted for at amortized cost. Interest expense decreased $17.8 million in 2016 as compared to 2015 driven by decreases in interest expense related to mortgage-backed debt and corporate debt, partially offset by an increase in interest expense related to master repurchase agreements. Interest expense related to mortgage-backed debt decreased primarily as a result of the sale of our residual interests, which required the deconsolidation of the related mortgage-backed debt, and the overall runoff of the related mortgage loan portfolio. Interest expense related to corporate debt decreased as a result of a lower average outstanding balance due to a voluntary prepayment and repurchases of a portion of our corporate debt near the end of 2015 and during 2016. Interest expense related to master repurchase agreements increased primarily as a result of a higher average interest rate. Refer to the Liquidity and Capital Resources section below for additional information on our debt.
Interest expense decreased $29.5 million in 2015 as compared to 2014 due primarily to decreases in interest expense related to mortgage-backed debt and servicing advance liabilities, partially offset by an increase in interest expense related to master repurchase agreements. Interest expense related to mortgage-backed debt decreased primarily as a result of the sale of our residual interests, and the runoff of the overall related mortgage loan portfolio. Interest expense related to servicing advance liabilities decreased due primarily to a lower average interest rate, offset partially by a higher average balance outstanding. Interest expense related to master repurchase agreements, which are utilized to fund purchases and originations of mortgage loans and reverse loans, increased primarily as a result of a higher average outstanding balance, which is due largely to a higher volume of funded mortgage loans, partially offset by a lower average interest rate.
Provided below is a summary of the average balances of our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	For the Years Ended December 31,			Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Corporate debt (1)
Interest expense	$144,171	$147,789	$147,747	$(3,618)	$42
Average balance (4)	2,170,296	2,251,700	2,271,551	(81,404)	(19,851)
Average rate	6.64%	6.56%	6.50%	0.08%	0.06%

Servicing advance liabilities (2)
Interest expense	$40,038	$40,987	$43,909	$(949)	$(2,922)
Average balance (4)	1,084,171	1,259,686	1,021,727	(175,515)	237,959
Average rate	3.69%	3.25%	4.30%	0.44%	(1.05)%

Master repurchase agreements (3)
Interest expense	$43,263	$40,462	$33,589	$2,801	$6,873
Average balance (4)	1,243,547	1,381,911	1,007,593	(138,364)	374,318
Average rate	3.48%	2.93%	3.33%	0.55%	(0.40)%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$28,309	$44,368	$77,858	$(16,059)	$(33,490)
Average balance (5)	454,467	685,105	1,154,126	(230,638)	(469,021)
Average rate	6.23%	6.48%	6.75%	(0.25)%	(0.27)%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Servicing advance liabilities and mortgage-backed debt of the Residual Trusts are held by our Servicing segment.

(3)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(4)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(5)	Average balance for mortgage-backed debt of the Residual Trusts is calculated as the average carrying value at the beginning of each month during the year.

Depreciation and Amortization
Depreciation and amortization decreased $9.7 million in 2016 as compared to 2015 primarily due to lower amortization resulting from certain intangible assets having reached the end of their estimated useful lives.
Net Gains on Extinguishment
Net gains on extinguishment of $14.7 million during 2016 were primarily attributable to the repurchase of a portion of our Convertible Notes with a carrying value of $39.3 million, which resulted in a gain of $14.5 million.
Net gains on extinguishment of $4.7 million during 2015 resulted from a $5.7 million gain related to the repurchase of Senior Notes with a carrying value of $35.7 million offset by a $1.0 million loss related to the write-off of issue costs resulting from a $50.0 million voluntary payment on the 2013 Term Loan.
Other Net Fair Value Gains (Losses)
Other net fair value gains (losses) consist primarily of fair value gains and losses on the assets and liabilities of the Non-Residual Trusts and fluctuates generally based on changes in prepayment speeds, default rates, loss severity, LIBOR rates and discount rates. Other net fair value gains (losses) decreased $11.6 million in 2016 as compared to 2015 due to net fair value losses in 2016 as compared to gains in 2015 related to the assets and liabilities of the Non-Residual Trusts resulting from the impact of increases in the conditional default rates and loss severity rates. Other net fair value gains decreased $11.9 million in 2015 as compared to 2014 primarily as a result of the reduction of discount rates utilized in the valuations of the assets and liabilities of the Non-Residual Trusts in 2014 resulting from tightening of yields in the market.
Other Gains (Losses)
Other gains of $21.0 million for 2015 include an $11.8 million gain recognized on the sale of an equity-method investment; an $8.9 million gain realized on the sale of a trading security received as consideration for the sale of the excess servicing spread associated with certain servicing rights; a $3.1 million gain recognized in connection with the contribution of Marix to WCO; offset by a $2.8 million loss recognized on the sale of our residual interests.
Income Tax Benefit
Our effective tax rate normally differs from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses. Refer to Note 26 to the Consolidated Financial Statements for a reconciliation of our effective tax rate to the U.S. statutory tax rate.
Income tax benefit increased $119.4 million in 2016 as compared to 2015 due primarily to the increase in loss before income taxes and the impact of nondeductible goodwill impairment related to the Reverse Mortgage reporting unit in 2015, offset in part by a $38.5 million valuation allowance recorded against our deferred tax assets in 2016.
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
Financial Condition — Comparison of Consolidated Financial Condition at December 31, 2016 to December 31, 2015
Our total assets and total liabilities decreased by $1.8 billion and $1.3 billion, respectively, at December 31, 2016 as compared to December 31, 2015. The most significant changes in assets and liabilities are described below.
Restricted cash and cash equivalents decreased $503.6 million and servicer payables decreased $457.4 million primarily as a result of our having transitioned greater than 60% of our mortgage loan servicing portfolio to MSP, which resulted in a reduction to these account balances as a result of changes in the structure and timing of the flow of funds to certain custodial accounts that are not reflected in our consolidated balance sheets.

Residential loans at amortized cost increased $123.8 million and payables and accrued liabilities increased $161.1 million primarily as a result of a $161.8 million increase in loans subject to repurchase from Ginnie Mae for which the delinquent loan and a corresponding liability are required to be recorded on the consolidated balance sheets regardless of our intention to repurchase these loans. The increase in residential loans at amortized cost was offset in part by portfolio runoff of the mortgage loans held by the Residual Trusts. Refer to Notes 9 and 18 to the Consolidated Financial Statements for additional information regarding the loans subject to repurchase from Ginnie Mae. As the amount of loans securitized with Ginnie Mae increases and the portfolio continues to season, the amount of these loans recorded on the consolidated balance sheets will continue to increase, offset by actual repurchases of, or payments received on, these loans.
Servicer and protective advances decreased $435.7 million and servicing advance liabilities, which are utilized to finance servicer and protective advances, decreased $446.1 million primarily as a result of advance reimbursements received in connection with Fannie Mae and Freddie Mac loan sales and NRM MSR sales as well as increased collections. Advances collected are then used to settle servicing advance liabilities balances outstanding.
Servicing rights decreased $758.9 million primarily as a result of fair value losses, runoff of the portfolio and the sale of MSR to WCO, NRM and other third parties during 2016. A significant amount of these MSR were sold with subservicing retained. Servicing rights related liabilities decreased $115.1 million as a result of the sale by WCO of substantially all of its assets, including servicing rights we previously sold to WCO and accounted for as secured borrowings, and our sale of the servicing rights relating to excess servicing spread we previously sold to WCO. The servicing rights and excess servicing spread qualified for sale accounting treatment as a result of these transactions, pursuant to which we derecognized the servicing rights related liabilities. Refer to Notes 4 and 21 to the Consolidated Financial Statements for additional information regarding these transactions.
Goodwill decreased $320.2 million due primarily to non-cash impairment charges recorded during the second, third and fourth quarters of 2016. Goodwill impairment testing is performed on each of our reporting units on an annual basis, or more often if events or circumstances indicate that the assets may be impaired. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 14 to the Consolidated Financial Statements.
Deferred tax assets, net increased $191.9 million primarily as a result of the current year operating loss, which increased the net operating loss carryforwards, and the impact of deductible goodwill impairment related to the Servicing and ARM reporting units, partially offset by the valuation allowance recorded against our deferred tax assets.
On December 30, 2016, we executed a stock purchase agreement for the sale of substantially all of our insurance agency business. At December 31, 2016, the assets and liabilities related to the insurance business were reclassified to assets held for sale of $71.1 million and liabilities held for sale of $2.4 million. The sale was completed on February 1, 2017. Refer to Note 16 to the Consolidated Financial Statements for additional information on the sale of our insurance business.
Non-GAAP Financial Measures
We manage our Company in three reportable segments: Servicing, Originations and Reverse Mortgage. We evaluate the performance of our business segments through the following measures: income (loss) before income taxes, Adjusted Earnings (Loss), and Adjusted EBITDA. Management considers Adjusted Earnings (Loss) and Adjusted EBITDA, both non-GAAP financial measures, to be important in the evaluation of our business segments and of the Company as a whole, as well as for allocating capital resources to our segments. Adjusted Earnings (Loss) and Adjusted EBITDA are supplemental metrics utilized by management to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Adjusted Earnings (Loss) and Adjusted EBITDA are not presentations made in accordance with GAAP and our use of these measures and terms may vary from other companies in our industry.
Adjusted Earnings (Loss) is defined as income (loss) before income taxes, plus changes in fair value due to changes in valuation inputs and other assumptions; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries, if applicable; share-based compensation expense; non-cash interest expense; exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily including severance; gain or loss on extinguishment of debt; the net impact of the Non-Residual Trusts; transaction and integration costs; and certain non-recurring costs. Adjusted Earnings (Loss) excludes unrealized changes in fair value of MSR that are based on projections of expected future cash flows and prepayments. Adjusted Earnings (Loss) includes both cash and non-cash gains from mortgage loan origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Earnings (Loss) includes cash generated from reverse mortgage origination activities. Adjusted Earnings (Loss) may from time to time also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors with a supplemental means of evaluating our operating performance.

The Company revised its method of calculating Adjusted Earnings (Loss) beginning with this Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for the step-up depreciation and amortization adjustment, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions.
Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as income (loss) before income taxes plus: amortization of servicing rights and other fair value adjustments; interest expense on corporate debt; depreciation and amortization; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries, if applicable; share-based compensation expense; exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily the net provision for the repurchase of loans sold; non-cash interest income; severance; gain or loss on extinguishment of debt; interest income on unrestricted cash and cash equivalents; the net impact of the Non-Residual Trusts; the provision for loan losses; Residual Trust cash flows; transaction and integration costs; servicing fee economics; and certain non-recurring costs. Adjusted EBITDA includes both cash and non-cash gains from mortgage loan origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.
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

The following tables reconcile Adjusted Loss and Adjusted EBITDA to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted Loss and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Year Ended December 31, 2016
Net loss (1)	$(529,158)
Adjust for income tax benefit	(260,660)
Loss before income taxes	(789,818)
Adjustments to loss before income taxes
Goodwill and intangible assets impairment	326,286
Changes in fair value due to changes in valuation inputs and other assumptions (2)	209,412
Exit costs (3)	25,758
Fair value to cash adjustment for reverse loans (4)	17,501
Non-cash interest expense	12,763
Legal and regulatory matters	7,196
Share-based compensation expense	6,568
Other (5)	53,017
Subtotal	658,501
Adjusted Loss (6)	$(131,317)
__________

(1)	Included in net loss is $197.0 million of revenue from capitalized servicing rights during the year ended December 31, 2016.

(2)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans.

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred in the year ended December 31, 2016 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 18 to the Consolidated Financial Statements for additional information regarding exit costs.

(4)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(5)
Includes severance, gain on extinguishment of debt, costs associated with transforming the business, the net impact of the Non-Residual Trusts, transaction and integration costs, and certain non-recurring costs.

(6)
We revised our method of calculating Adjusted Earnings (Loss) beginning with this Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for the step-up depreciation and amortization adjustment, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions.

Adjusted EBITDA

For the Year Ended December 31, 2016
Net loss (1)	$(529,158)
Adjust for income tax benefit	(260,660)
Loss before income taxes	(789,818)
EBITDA adjustments
Amortization of servicing rights and other fair value adjustments (2)	468,045
Goodwill and intangible assets impairment	326,286
Interest expense	152,157
Depreciation and amortization	59,426
Exit costs (3)	25,758
Fair value to cash adjustment for reverse loans (4)	17,501
Legal and regulatory matters	7,196
Share-based compensation expense	6,568
Other (5)	49,806
Subtotal	1,112,743
Adjusted EBITDA	$322,925
__________

(1)	Included in net loss is $197.0 million of revenue from capitalized servicing rights during the year ended December 31, 2016.

(2)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred in the year ended December 31, 2016 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 18 to the Consolidated Financial Statements for additional information regarding exit costs.

(4)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(5)
Includes the net provision for the repurchase of loans sold, non-cash interest income, severance, gain on extinguishment of debt, interest income on unrestricted cash and cash equivalents, costs associated with transforming the business, the net impact of the Non-Residual Trusts, the provision for loan losses, Residual Trust cash flows, transaction and integration costs, servicing fee economics, and certain non-recurring costs.

Business Segment Results
In calculating income (loss) before income taxes for our segments, we allocate indirect expenses to our business segments. Indirect expenses are allocated to our Servicing, Originations, Reverse Mortgage and certain non-reportable segments based on headcount.
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Additional information regarding the results of operations for our Servicing, Originations and Reverse Mortgage segments is presented below. Refer to Note 29 to the Consolidated Financial Statements for a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes.

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Year Ended December 31, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(690,402)	$135,117	$(84,545)	$(149,988)	$(789,818)

Adjustments to income (loss) before income taxes
Goodwill and intangible assets impairment	319,551	—	6,735	—	326,286
Changes in fair value due to changes in valuation inputs and other assumptions	209,412	—	—	—	209,412
Exit costs	11,621	3,118	5,437	5,582	25,758
Fair value to cash adjustment for reverse loans	—	—	17,501	—	17,501
Non-cash interest expense	1,518	—	—	11,245	12,763
Legal and regulatory matters	7,196	—	—	—	7,196
Share-based compensation expense (benefit)	5,007	1,019	1,032	(490)	6,568
Other	40,854	14,531	3,971	(6,339)	53,017
Total adjustments	595,159	18,668	34,676	9,998	658,501
Adjusted Earnings (Loss)(1)	(95,243)	153,785	(49,869)	(139,990)	(131,317)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	256,880	—	1,753	—	258,633
Interest expense on debt	6,469	—	—	132,925	139,394
Depreciation and amortization	44,439	8,888	6,088	11	59,426
Other	(1,634)	(1,924)	151	196	(3,211)
Total adjustments	306,154	6,964	7,992	133,132	454,242
Adjusted EBITDA	$210,911	$160,749	$(41,877)	$(6,858)	$322,925

(1)
We revised our method of calculating Adjusted Earnings (Loss) beginning with this Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustment for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have also been adjusted to reflect this revision.

	For the Year Ended December 31, 2015
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(269,770)	$123,536	$(112,337)	$(145,855)	$(404,426)

Adjustments to income (loss) before income taxes
Goodwill impairment	151,018	—	56,539	—	207,557
Changes in fair value due to changes in valuation inputs and other assumptions	137,198	—	—	—	137,198
Exit costs	6,462	2,608	1,640	851	11,561
Fair value to cash adjustment for reverse loans	—	—	2,291	—	2,291
Non-cash interest expense	1,283	—	—	10,815	12,098
Legal and regulatory matters	20,445	—	5,575	—	26,020
Share-based compensation expense	12,700	5,557	2,395	285	20,937
Curtailment expense	—	—	30,419	—	30,419
Other	3,776	1,272	349	11,547	16,944
Total adjustments	332,882	9,437	99,208	23,498	465,025
Adjusted Earnings (Loss) (1)	63,112	132,973	(13,129)	(122,357)	60,599

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	269,504	—	2,053	—	271,557
Interest expense on debt	8,779	—	2	136,938	145,719
Depreciation and amortization	45,437	15,811	7,865	15	69,128
Other	(6,556)	8,827	139	306	2,716
Total adjustments	317,164	24,638	10,059	137,259	489,120
Adjusted EBITDA	$380,276	$157,611	$(3,070)	$14,902	$549,719
__________

(1)	Consistent with the change in 2016 as discussed above, we revised our method of calculating Adjusted Earnings (Loss), which is reflected in the table above.

	For the Year Ended December 31, 2014
	Servicing	Originations	Reverse Mortgage	Other (1)	Total Consolidated
Income (loss) before income taxes	$(29,287)	$117,104	$(101,168)	$(105,989)	$(119,340)

Adjustments to income (loss) before income taxes
Goodwill impairment	—	—	82,269	—	82,269
Changes in fair value due to changes in valuation inputs and other assumptions	114,759	—	—	—	114,759
Exit costs	1,657	2,887	—	—	4,544
Fair value to cash adjustment for reverse loans	—	—	(24,602)	—	(24,602)
Non-cash interest expense	2,326	—	—	9,755	12,081
Legal and regulatory matters	75,564	907	24,297	—	100,768
Share-based compensation expense	8,942	3,445	2,185	(39)	14,533
Curtailment expense	—	—	1,460	—	1,460
Other	963	4,049	4,485	(7,091)	2,406
Total adjustments	204,211	11,288	90,094	2,625	308,218
Adjusted Earnings (Loss) (2)	174,924	128,392	(11,074)	(103,364)	188,878

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	189,448	—	2,683	—	192,131
Interest expense on debt	5,003	—	26	137,878	142,907
Depreciation and amortization	46,333	17,090	9,284	14	72,721
Other	8,741	(1,165)	(73)	44	7,547
Total adjustments	249,525	15,925	11,920	137,936	415,306
Adjusted EBITDA	$424,449	$144,317	$846	$34,572	$604,184
__________

(1)	Our Other non-reportable segment includes $36.8 million in asset management performance fees collected and earned in connection with the asset management of a fund.

(2)	Consistent with the change in 2016 as discussed above, we revised our method of calculating Adjusted Earnings (Loss), which is reflected in the table above.

Servicing
Provided below is a summary of results of operations, Adjusted Earnings (Loss) and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Years Ended December 31,			Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Net servicing revenue and fees
Third parties	$309,960	$453,325	$566,064	$(143,365)	(32)%	$(112,739)	(20)%
Intercompany	11,952	9,219	9,897	2,733	30%	(678)	(7)%
Total net servicing revenue and fees	321,912	462,544	575,961	(140,632)	(30)%	(113,417)	(20)%
Interest income on loans	45,651	74,303	134,472	(28,652)	(39)%	(60,169)	(45)%
Insurance revenue	41,968	47,201	71,010	(5,233)	(11)%	(23,809)	(34)%
Intersegment retention revenue	37,630	30,751	40,546	6,879	22%	(9,795)	(24)%
Net gains (losses) on sales of loans	(4,931)	3,699	—	(8,630)	(233)%	3,699	n/m
Other revenues	54,721	51,005	35,445	3,716	7%	15,560	44%
Total revenues	496,951	669,503	857,434	(172,552)	(26)%	(187,931)	(22)%
General and administrative and allocated indirect expenses	486,348	387,275	415,124	99,073	26%	(27,849)	(7)%
Goodwill impairment	319,551	151,018	—	168,533	112%	151,018	n/m
Salaries and benefits	261,227	270,190	293,686	(8,963)	(3)%	(23,496)	(8)%
Interest expense	68,529	85,482	121,856	(16,953)	(20)%	(36,374)	(30)%
Depreciation and amortization	44,439	45,437	46,333	(998)	(2)%	(896)	(2)%
Other expenses, net	5,146	6,080	8,182	(934)	(15)%	(2,102)	(26)%
Total expenses	1,185,240	945,482	885,181	239,758	25%	60,301	7%
Other net fair value gains (losses)	(945)	75	(796)	(1,020)	n/m	871	(109)%
Other gains (losses)	(1,168)	6,134	(744)	(7,302)	(119)%	6,878	n/m
Loss before income taxes	(690,402)	(269,770)	(29,287)	(420,632)	156%	(240,483)	n/m

Adjustments to loss before income taxes
Goodwill impairment	319,551	151,018	—	168,533	112%	151,018	n/m
Changes in fair value due to changes in valuation inputs and other assumptions	209,412	137,198	114,759	72,214	53%	22,439	20%
Exit costs	11,621	6,462	1,657	5,159	80%	4,805	290%
Legal and regulatory matters	7,196	20,445	75,564	(13,249)	(65)%	(55,119)	(73)%
Share-based compensation expense	5,007	12,700	8,942	(7,693)	(61)%	3,758	42%
Non-cash interest expense	1,518	1,283	2,326	235	18%	(1,043)	(45)%
Other	40,854	3,776	963	37,078	n/m	2,813	292%
Total adjustments	595,159	332,882	204,211	262,277	79%	128,671	63%
Adjusted Earnings (Loss) (1)	(95,243)	63,112	174,924	(158,355)	(251)%	(111,812)	(64)%

EBITDA Adjustments
Amortization of servicing rights and other fair value adjustments	256,880	269,504	189,448	(12,624)	(5)%	80,056	42%
Depreciation and amortization	44,439	45,437	46,333	(998)	(2)%	(896)	(2)%
Interest expense on debt	6,469	8,779	5,003	(2,310)	(26)%	3,776	75%
Other	(1,634)	(6,556)	8,741	4,922	(75)%	(15,297)	(175)%
Total adjustments	306,154	317,164	249,525	(11,010)	(3)%	67,639	27%
Adjusted EBITDA	$210,911	$380,276	$424,449	$(169,365)	(45)%	$(44,173)	(10)%
__________

(1)
The Company revised its method of calculating Adjusted Earnings (Loss) beginning with this Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have also been adjusted to reflect this revision.

Mortgage Loan Servicing Portfolio
Provided below is a summary of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	For the Years Ended December 31,
	2016		2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the year	2,087,618	$244,124,312	2,142,689	$234,905,729
Loan sales with servicing retained	65,122	13,915,277	84,368	18,578,484
Other new business added (2)	95,004	16,353,692	150,579	28,620,409
Sales	(36,953)	(8,023,285)	—	—
Payoffs and other adjustments, net (2) (3)	(300,186)	(42,955,598)	(290,018)	(37,980,310)
Balance at end of the year (4) (5)	1,910,605	223,414,398	2,087,618	244,124,312
On-balance sheet residential loans and real estate owned (6)	34,903	2,368,593	36,857	2,439,806
Total mortgage loan servicing portfolio	1,945,508	$225,782,991	2,124,475	$246,564,118
__________

(1)
Third-party servicing includes servicing rights capitalized, subservicing rights capitalized and subservicing rights not capitalized. Subservicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding servicing rights.

(2)	Consists of activities associated with servicing and subservicing contracts.

(3)	Amounts presented are net of loan sales associated with servicing retained multi-channel recapture activities of $6.4 billion in 2016 and 2015.

(4)
Excludes the impact of the sale of servicing rights associated with 1,497 accounts and $248.1 million in unpaid principal balance during 2016 as we continue to service these loans as subservicer until the expected release of servicing in the first quarter of 2017.

(5)
Includes $64.6 billion in unpaid principal balance of subservicing that relates to transactions with NRM that closed during the fourth quarter of 2016, whereby the Company sold servicing rights with respect to pools of mortgage loans with subservicing retained. Refer to Note 4 to the Consolidated Financial Statements for additional information relating to the sale of these servicing rights.

(6)	On-balance sheet residential loans and real estate owned primarily includes mortgage loans held for sale as well as assets of the Non-Residual Trusts and Residual Trusts.
The portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, net of recapture, of the total mortgage loan portfolio, was 15.72% and 14.23% in 2016 and 2015, respectively.
Provided below is a summary of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	At December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Weighted- Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,565,300	$212,990,240	0.22%	11.11%
Second lien mortgages	142,172	4,579,757	0.45%	4.90%
Manufactured housing and other	203,133	5,844,401	1.08%	11.67%
Total accounts serviced for third parties (3)	1,910,605	223,414,398	0.24%	10.99%
On-balance sheet residential loans and real estate owned (5)	34,903	2,368,593		14.52%
Total mortgage loan servicing portfolio	1,945,508	$225,782,991		11.03%

	At December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Weighted- Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,676,307	$231,637,730	0.27%	9.09%
Second lien mortgages	179,594	5,823,302	0.46%	3.41%
Manufactured housing and other	231,717	6,663,280	1.09%	6.42%
Total accounts serviced for third parties (3) (4)	2,087,618	244,124,312	0.30%	8.88%
On-balance sheet residential loans and real estate owned (5)	36,857	2,439,806		5.07%
Total mortgage loan servicing portfolio	2,124,475	$246,564,118		8.85%
__________

(1)
The weighted average contractual servicing fee is calculated as the sum of the product of the contractual servicing fee and the ending unpaid principal balance divided by the total ending unpaid principal balance.

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

(3)
Consists of $110.9 billion and $112.5 billion in unpaid principal balance associated with servicing and subservicing contracts, respectively, at December 31, 2016 and $194.8 billion and $49.3 billion, respectively, at December 31, 2015.

(4)
Includes $6.6 billion in unpaid principal balance of subservicing performed for WCO and $1.7 billion in unpaid principal balance associated with servicing rights sold to WCO at December 31, 2015. Refer to Note 33 to the Consolidated Financial Statements for further information regarding transactions with WCO.

(5)
Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees. The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment.

The unpaid principal balance of our third-party servicing portfolio decreased $20.7 billion at December 31, 2016 as compared to December 31, 2015 primarily due to runoff of the portfolio and the sale of servicing rights for which we did not retain subservicing, partially offset by servicing and subservicing portfolio acquisitions and our originations with servicing retained. Subservicing portfolio acquisitions include servicing acquired through the RCS asset acquisition. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $71.2 million can be attributed to a decrease in mortgage loans held for sale of $136.7 million due to lower originations volume, and portfolio runoff of the assets held by the Residual and Non-Residual Trusts, offset in part by an increase in delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae.
The delinquencies associated with our third-party servicing portfolio increased at December 31, 2016 as compared to December 31, 2015 primarily due to an increase in loans that were 30 to 60 days past due following the introduction of new servicing technology, changes in servicing practices, site consolidation, and other developments. The delinquencies associated with our on-balance sheet residential loans and real estate owned have increased due to an increase in delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae, combined with an increase in the 30 to 60 day past due loans as previously discussed.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Years Ended December 31,			Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Servicing fees	$674,064	$703,987	$672,189	$(29,923)	(4)%	$31,798	5%
Incentive and performance fees	60,640	94,829	135,892	(34,189)	(36)%	(41,063)	(30)%
Ancillary and other fees	92,718	98,235	84,600	(5,517)	(6)%	13,635	16%
Servicing revenue and fees	827,422	897,051	892,681	(69,629)	(8)%	4,370	—%
Changes in valuation inputs or other assumptions (1)	(243,645)	(157,262)	(124,471)	(86,383)	55%	(32,791)	26%
Other changes in fair value (2)	(236,831)	(244,730)	(149,031)	7,899	(3)%	(95,699)	64%
Change in fair value of servicing rights	(480,476)	(401,992)	(273,502)	(78,484)	20%	(128,490)	47%
Amortization of servicing rights	(20,048)	(24,774)	(40,418)	4,726	(19)%	15,644	(39)%
Change in fair value of servicing rights related liabilities (3)	(4,986)	(7,741)	(2,800)	2,755	(36)%	(4,941)	176%
Net servicing revenue and fees	$321,912	$462,544	$575,961	$(140,632)	(30)%	$(113,417)	(20)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)
Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $16.3 million, $9.3 million and $4.9 million during 2016, 2015 and 2014, respectively.

2016 Compared to 2015
Servicing fees decreased $29.9 million in 2016 as compared to 2015 primarily due to a combination of runoff of our third-party servicing portfolio, a shift in the portfolio from servicing to subservicing resulting from the sale of servicing rights to NRM, and an overall increase in delinquencies. We expect servicing fees to continue to decline as a result of the shift in our portfolio towards subservicing as we earn a lower fee for subservicing accounts in relation to servicing accounts. Average loans serviced decreased by $588.2 million in 2016 as compared to 2015.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Fees earned under HAMP decreased $12.5 million in 2016 as compared to 2015 due primarily to lower fees earned for continued performance of modified loans as fewer loans were eligible for these fees leading up to the expiration of HAMP. Fees earned under HAMP will continue to decrease as a result of the expiration of accepting new applications under HAMP on December 31, 2016. Other modification fees decreased $7.6 million for 2016 as compared to 2015 due primarily to a lower volume of completed modifications. Incentives relating to the performance of certain loan pools serviced by us decreased $7.7 million for 2016 as compared to 2015 due primarily to a change in incentive programs that resulted in a one-time incentive payment in the fourth quarter of 2015. We expect incentives relating to the performance of loan pools serviced by us to continue to decline as a result of market and other factors, including changes in incentive programs, runoff of the related loan portfolio and improving economic conditions, which may reduce the opportunity to earn these incentives. In addition, asset recovery income decreased $6.3 million for 2016 as compared to 2015 as a result of lower gross collections due primarily to the runoff and other reductions in the related loans managed for third parties.
Ancillary and other fees, which primarily include late fees and expedited payment fees, decreased $5.5 million in 2016 as compared to 2015 due primarily to a decrease in convenience and expedited payment fees driven by a change in our process and pricing for such services, offset in part by an increase in late fee income resulting from a significant number of payments subject to late fees and efforts to ensure collection.
2015 Compared to 2014
Servicing fees increased $31.8 million in 2015 as compared to 2014 primarily due to growth in the third-party servicing portfolio resulting from portfolio acquisitions and servicing rights capitalized as a result of our loan origination activities, partially offset by runoff of the servicing portfolio. Additionally there was a $13.1 million benefit recognized during 2014 from the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract that was not recognized during 2015. Average loans serviced increased by $17.1 billion, or 8%, in 2015 as compared to 2014.

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
Ancillary and other fees increased $13.6 million in 2015 as compared to 2014 due primarily to growth in the servicing portfolio.
Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Years Ended December 31,			Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Average unpaid principal balance of loans serviced (1)	$244,147,919	$244,736,114	$227,589,645	$(588,195)	$17,146,469
Average servicing fee (2)	0.28%	0.29%	0.30%	(0.01)%	(0.01)%
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
The decrease in average servicing fee of one basis point for 2016 as compared to 2015 is related primarily to a shift in our third-party servicing portfolio from servicing to subservicing, combined with an overall increase in delinquencies. The decrease in average servicing fee of one basis point for 2015 as compared to 2014 related primarily to a benefit of $13.1 million recognized during 2014 from the settlement of differences in views between a prior servicer and the Company on how certain fees were recognized under a contract.
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	December 31,			Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Servicing rights at fair value	$949,593	$1,682,016	$1,599,541	$(732,423)	$82,475
Unpaid principal balance of accounts	101,387,913	183,506,006	168,832,342	(82,118,093)	14,673,664
Inputs and assumptions
Weighted-average remaining life in years	6.0	6.3	6.6	(0.3)	(0.3)
Weighted-average stated borrower interest rate on underlying collateral	3.95%	4.31%	4.65%	(0.36)%	(0.34)%
Weighted-average discount rate	11.56%	10.88%	9.55%	0.68%	1.33%
Weighted-average conditional prepayment rate	9.09%	9.94%	7.87%	(0.85)%	2.07%
Weighted-average conditional default rate	0.88%	1.06%	2.36%	(0.18)%	(1.30)%
Year Ended December 31, 2016
The decrease in servicing rights carried at fair value at December 31, 2016 as compared to December 31, 2015 related primarily to a reduction in fair value of $480.5 million and runoff of the portfolio and the sale of servicing rights of $458.5 million, partially offset by $223.2 million in servicing right portfolio acquisitions and servicing rights capitalized upon sales of loans. The reduction in fair value of these servicing rights in 2016 was attributed to a loss of $243.6 million in changes in valuation inputs or other assumptions and a loss of $236.8 million in other changes in fair value, which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.

The loss resulting from changes in valuation inputs or other assumptions of $243.6 million in 2016 was driven by changes in interest rates and forward projections of the interest rate curve. We incurred significant losses during the first half of 2016 resulting from decreasing interest rates when we owned a much larger servicing portfolio, offset only partially by gains incurred during the fourth quarter as interest rates increased while the balance of our servicing portfolio had diminished.
The change in fair value of servicing rights resulting from the realization of expected cash flows decreased $7.9 million in 2016 as compared to 2015 due primarily to a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.
Year Ended December 31, 2015
The increase in servicing rights carried at fair value at December 31, 2015 as compared to December 31, 2014 related primarily to $544.6 million in servicing right portfolio acquisitions and servicing rights capitalized upon sales of loans, partially offset by a reduction in fair value of $402.0 million and sales of servicing rights of $60.1 million. The reduction in fair value of these servicing rights in 2015 was attributed to a loss of $157.3 million in changes in valuation inputs or other assumptions and a loss of $244.7 million in other changes in fair value, which reflect the impact of the realization of expected cash flows.
The loss resulting from changes in valuation inputs or other assumptions of $157.3 million in 2015 was due primarily to a higher discount rate at December 31, 2015 as compared to December 31, 2014, an increase in the assumed conditional prepayment rate and an increase in FHFA's house pricing index. The higher assumed conditional prepayment rate was primarily due to actual interest rates being lower than what the interest rate curves had projected for future periods as of December 31, 2014. In addition, the assumed conditional prepayment rate was impacted by a change in mix with the growth of the Freddie Mac and Ginnie Mae servicing rights. The conditional default assumption was lower primarily as a result of the aforementioned refinement of our valuation model.
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
Servicing Rights Related Liabilities
The net loss in fair value of servicing rights related liabilities decreased $2.8 million in 2016 as compared to 2015 driven by higher fair value gains related to changes in interest rates, partially offset by higher interest expense related to additional financing transactions completed in 2016.
The net loss in fair value of servicing rights related liabilities, which related primarily to excess servicing rights liabilities in 2014 and 2015, increased $4.9 million in 2015 as compared to 2014 due primarily to the change in interest expense that relates to the accretion of fair value. The higher interest expense was mainly due to having the 2014 excess servicing spread financing the entire twelve month period of 2015 as opposed to six months in 2014.
Interest Income on Loans
Interest income on loans decreased $28.7 million in 2016 as compared to 2015 and $60.2 million in 2015 as compared to 2014 primarily due to the sale of our residual interests in seven of the Residual Trusts in April 2015, or the sale of our residual interests, runoff of the overall mortgage loan portfolio and a lower yield on loans due to an increase in delinquencies that are 90 days or more past due.

Insurance Revenue
Insurance revenue decreased $5.2 million in 2016 as compared to 2015 and $23.8 million in 2015 as compared to 2014 due primarily to a decrease in lender-placed insurance commissions due primarily to Fannie Mae and Freddie Mac restrictions that became effective on June 1, 2014, as well as other regulatory and litigation developments with respect to lender-placed insurance. On February 1, 2017, we completed the sale of our principal insurance agency and substantially all of our insurance agency business. As a result of this sale, we will no longer receive any insurance commissions on lender-placed insurance policies. During the year ended December 31, 2016, the insurance business generated income before taxes of $24.6 million. Commencing February 1, 2017, another insurance agency owned by us (and retained by us following the aforementioned sale) began to provide insurance marketing services to third-party insurance agencies and carriers with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services. Refer to Note 16 to the Consolidated Financial Statements for additional information on the sale of our insurance business.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees for Servicing segment charges to our Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The increase in intersegment retention revenue of $6.9 million in 2016 as compared to 2015 was due primarily to a higher fee per origination charged by the Servicing segment beginning in 2016 to reflect current market pricing, offset in part by a decrease in funded retention volume related to capitalized servicing rights.
The decline in intersegment retention revenue of $9.8 million in 2015 as compared to 2014 was due primarily to the decline in funded retention volume related to capitalized servicing rights.
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
Beginning in 2015, the Originations segment recognizes the initial fair value of the entire commitment, including the servicing rights component, on the date of the commitment, while the Servicing segment recognizes the change in fair value of the servicing rights component of our IRLCs and loans held for sale that occurs subsequent to the date of our commitment through the sale of the loan. Net gains (losses) on sale of loans for the Servicing segment consist of this change in fair value as well as net gains or losses on sales of loans to third parties. Net gains (losses) on sales of loans decreased $8.6 million in 2016 as compared to 2015 primarily due to realized and unrealized losses on originated MSR associated with the mortgage loan pipeline and mortgage loans held for sale.
Other Revenues
Other revenues increased $3.7 million in 2016 as compared to 2015 due primarily to $4.2 million in higher other interest income. Other revenues increased $15.6 million in 2015 as compared to 2014 primarily as a result of $19.3 million higher fair value gains relating to charged-off loans resulting primarily from twelve months of collection activity in 2015 compared to eight months in 2014 and an increase in expected collections, and $4.3 million higher other interest income, partially offset by $7.5 million lower beneficial interest income related to a servicing asset.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $99.1 million in 2016 as compared to 2015 resulting primarily from $28.1 million in additional costs to support efficiency and technology-related initiatives including the MSP conversion in the second quarter of 2016, $16.3 million in higher accruals for loss contingencies and legal expenses primarily related to the cost of defending and resolving legal proceedings, $14.4 million in higher consulting costs associated with process improvement initiatives, $12.1 million in higher advance loss provision related in part to additional reserves established on contested foreclosure and other legal costs, $9.5 million in costs related to NRM transactions during 2016, and $3.9 million in higher loan servicing expense associated with servicing errors resulting in non-recoverable expenses and loan repurchases or indemnifications.

General and administrative and allocated indirect expenses decreased $27.8 million in 2015 as compared to 2014 resulting primarily from $40.7 million in lower legal related costs largely due to lower accruals for legal and regulatory matters outside of the ordinary course of business and $14.5 million in lower provision for uncollectible advances due to a decrease in advance balances and an improvement in collection experience, partially offset by $11.3 million in additional costs in 2015 to support efficiency and technology-related initiatives, $8.8 million in higher default and other loan servicing costs resulting from growth in the servicing portfolio, and $4.1 million in expenses relating to consolidating and re-branding our mortgage loan business.
Goodwill Impairment
We recorded goodwill impairment charges of $319.6 million and $151.0 million in 2016 and 2015, respectively. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 14 to the Consolidated Financial Statements.
Salaries and Benefits
Salaries and benefits expense decreased $9.0 million in 2016 as compared to 2015 primarily due to a decrease in compensation, benefits and incentives resulting from a lower average headcount driven by site closures and reorganization, and a decrease in share-based compensation due to higher forfeitures, partially offset by an increase in severance. Headcount assigned directly to our Servicing segment decreased by approximately 700 full-time employees from 3,600 at December 31, 2015 to 2,900 at December 31, 2016.
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
Interest Expense
Interest expense decreased $17.0 million in 2016 as compared to 2015 and $36.4 million in 2015 as compared to 2014 primarily as a result of the sale of our residual interests in April 2015, which required the deconsolidation of the related mortgage-backed debt, and the overall runoff of the related mortgage loan portfolio.
Other Gains (Losses)
Other gains of $6.1 million in 2015 include an $8.9 million gain realized on the sale of a trading security received as consideration for the sale of the excess servicing spread associated with certain servicing rights, partially offset by a $2.8 million loss recognized on the sale of our residual interests.
Adjusted Earnings (Loss) and Adjusted EBITDA
Provided below is a summary of our Servicing segment's margin (in basis points):

	For the Years Ended December 31,			Variance
	2016	2015	2014 (2)	2016 vs. 2015	2015 vs. 2014
Adjusted Earnings (Loss) margin (1)	(4)	3	7	(7)	(4)
Adjusted EBITDA margin (1)	9	16	18	(7)	(2)
__________

(1)
Margins are calculated by dividing the applicable non-GAAP measure by the average unpaid principal balance of loans serviced during the year as set forth in the table above under Net Servicing Revenue and Fees.

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

Adjusted Earnings (Loss) margin and Adjusted EBITDA margin decreased by seven basis points in 2016 as compared to 2015 primarily due to lower revenues (adjusted for the impact of the change in fair value) per loan serviced and higher expenses per loan serviced. The decrease in revenues per loan serviced was primarily due to the decline in servicing fees, incentive and performance fees, and interest income, generally in line with portfolio runoff. The increase in expenses per loan serviced was primarily due to higher general and administrative and allocated indirect expenses, offset in part by lower interest expense.

Adjusted Earnings margin decreased four basis points in 2015 as compared to 2014 primarily due to lower revenues (adjusted for the impact of the change in fair value driven by changes in valuation inputs) per loan serviced, partially offset by lower expenses, primarily salaries and benefits, per loan serviced and a net gain resulting from the sale of a trading security and the sale of our residual interests. The decline in revenues per loan serviced is primarily due to the increase in realization of expected cash flows due mainly to faster prepayment speeds than anticipated and a larger servicing portfolio, and the decline in incentive and performance fees and insurance revenue.
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

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

				Variance
	For the Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Net gains on sales of loans	$410,544	$448,533	$462,172	$(37,989)	(8)%	$(13,639)	(3)%
Other revenues	38,886	45,312	19,650	(6,426)	(14)%	25,662	131%
Total revenues	449,430	493,845	481,822	(44,415)	(9)%	12,023	2%
Salaries and benefits	125,958	161,992	162,006	(36,034)	(22)%	(14)	—%
General and administrative and allocated indirect expenses	107,825	125,285	115,235	(17,460)	(14)%	10,050	9%
Intersegment retention expense	37,630	30,751	40,546	6,879	22%	(9,795)	(24)%
Interest expense	34,012	36,470	29,841	(2,458)	(7)%	6,629	22%
Depreciation and amortization	8,888	15,811	17,090	(6,923)	(44)%	(1,279)	(7)%
Total expenses	314,313	370,309	364,718	(55,996)	(15)%	5,591	2%
Income before income taxes	135,117	123,536	117,104	11,581	9%	6,432	5%

Adjustments to income before income taxes
Exit costs	3,118	2,608	2,887	510	20%	(279)	(10)%
Share-based compensation expense	1,019	5,557	3,445	(4,538)	(82)%	2,112	61%
Legal and regulatory matters	—	—	907	—	—%	(907)	(100)%
Other	14,531	1,272	4,049	13,259	n/m	(2,777)	(69)%
Total adjustments	18,668	9,437	11,288	9,231	98%	(1,851)	(16)%
Adjusted Earnings (1)	153,785	132,973	128,392	20,812	16%	4,581	4%

EBITDA adjustments
Depreciation and amortization	8,888	15,811	17,090	(6,923)	(44)%	(1,279)	(7)%
Other	(1,924)	8,827	(1,165)	(10,751)	(122)%	9,992	n/m
Total adjustments	6,964	24,638	15,925	(17,674)	(72)%	8,713	55%
Adjusted EBITDA	$160,749	$157,611	$144,317	$3,138	2%	$13,294	9%
__________

(1)
The Company revised its method of calculating Adjusted Earnings (Loss) beginning with this Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have also been adjusted to reflect this revision.

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Year Ended December 31, 2016
	Correspondent	Consumer	Wholesale (2)	Retail (3)	Total
Locked Volume (1)
Purchase	$8,108,275	$102,244	$30,976	$5,893	$8,247,388
Refinance	5,271,061	6,914,462	115,260	5,030	12,305,813
Total	$13,379,336	$7,016,706	$146,236	$10,923	$20,553,201

Funded Volume
Purchase	$8,206,636	$136,428	$24,835	$10,900	$8,378,799
Refinance	5,280,502	6,576,683	105,531	3,983	11,966,699
Total	$13,487,138	$6,713,111	$130,366	$14,883	$20,345,498

Sold Volume
Purchase	$8,290,301	$136,257	$18,255	$34,457	$8,479,270
Refinance	5,283,536	6,578,608	86,012	30,210	11,978,366
Total	$13,573,837	$6,714,865	$104,267	$64,667	$20,457,636

	For the Year Ended December 31, 2015
	Correspondent	Consumer	Retail	Total
Locked Volume (1)
Purchase	$9,875,335	$86,542	$285,379	$10,247,256
Refinance	7,761,215	6,801,614	309,752	14,872,581
Total	$17,636,550	$6,888,156	$595,131	$25,119,837

Funded Volume
Purchase	$10,117,883	$77,754	$277,085	$10,472,722
Refinance	7,668,939	6,713,690	274,211	14,656,840
Total	$17,786,822	$6,791,444	$551,296	$25,129,562

Sold Volume
Purchase	$10,027,234	$78,803	$262,866	$10,368,903
Refinance	7,709,254	6,563,076	260,323	14,532,653
Total	$17,736,488	$6,641,879	$523,189	$24,901,556

	For the Year Ended December 31, 2014
	Correspondent	Consumer	Wholesale (2)	Retail	Total
Locked Volume (1)
Purchase	$6,116,448	$39,403	$49,536	$71,505	$6,276,892
Refinance	4,662,984	8,123,886	144,866	63,004	12,994,740
Total	$10,779,432	$8,163,289	$194,402	$134,509	$19,271,632

Funded Volume
Purchase	$5,798,037	$28,280	$76,860	$79,861	$5,983,038
Refinance	4,195,096	8,032,600	192,759	68,240	12,488,695
Total	$9,993,133	$8,060,880	$269,619	$148,101	$18,471,733

Sold Volume
Purchase	$5,580,869	$20,693	$109,399	$78,360	$5,789,321
Refinance	4,067,345	8,186,721	255,810	63,053	12,572,929
Total	$9,648,214	$8,207,414	$365,209	$141,413	$18,362,250
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and changes in interest rates.

(2)	During the third quarter of 2016 we re-entered the wholesale channel in an effort to expand our customer base, after we had initially exited the wholesale channel in the first quarter of 2014.

(3)	We exited the consumer retail channel in January 2016.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans, the initial fair value of the capitalized servicing rights upon loan sales with servicing retained, as well as the changes in fair value of our IRLCs and other freestanding derivatives. The amount of net gains on sales of loans is a function of the volume and margin of our originations activity and is impacted by fluctuations in interest rates. A substantial portion of our gains on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms, as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes our estimate of the fair value of the servicing right we expect to retain upon sale of the loan. We recognize loan origination costs as incurred, which typically align with the date of loan funding for consumer originations and the date of loan purchase for correspondent lending. These expenses are primarily included in general and administrative expenses and salaries and benefits on the consolidated statements of comprehensive loss. In addition, we record a provision for losses relating to representations and warranties made as part of the loan sale transaction at the time the loan is sold.
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

Net gains on sales of loans for our Originations segment consists of the following (dollars in thousands):

	For the Years Ended December 31,			Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Realized gains on sales of loans	$224,796	$167,660	$367,314	$57,136	34%	$(199,654)	(54)%
Change in unrealized gains on loans held for sale	(14,117)	(7,697)	1,412	(6,420)	83%	(9,109)	n/m
Gains (losses) on interest rate lock commitments (1)	194	(9,464)	21,061	9,658	(102)%	(30,525)	(145)%
Losses on forward sales commitments (1)	(12,335)	(19,747)	(156,201)	7,412	(38)%	136,454	(87)%
Losses on MBS purchase commitments (1)	(20,317)	(24,250)	(18,009)	3,933	(16)%	(6,241)	35%
Capitalized servicing rights	205,365	305,838	214,285	(100,473)	(33)%	91,553	43%
Provision for repurchases	(15,331)	(16,008)	(7,741)	677	(4)%	(8,267)	107%
Interest income	41,715	52,201	40,051	(10,486)	(20)%	12,150	30%
Other	574	—	—	574	n/m	—	—%
Net gains on sales of loans	$410,544	$448,533	$462,172	$(37,989)	(8)%	$(13,639)	(3)%
__________

(1)	Realized losses on freestanding derivatives were $57.3 million, $67.0 million and $134.8 million during 2016, 2015 and 2014, respectively.
The decrease in net gains on sales of loans in 2016 as compared to 2015 was primarily due to a lower volume of locked loans, partially offset by a slight shift in mix from the lower margin correspondent channel to the higher margin consumer channel. The decline in volume is largely due to an increase in market competition and lower HARP volume. We had lower capitalized servicing rights during 2016 as compared to 2015 due primarily to a lower volume of loans sold with servicing retained, coupled with a reduction in the fair value of servicing rights due primarily to lower mortgage rates during 2016.
The decrease in net gains on sales of loans in 2015 as compared to 2014 was primarily due to a shift in volume from the higher margin consumer channel to the lower margin correspondent channel, offset partially by a higher volume of locked loans. The higher volume of locked loans during 2015 was largely due to lower average interest rates in 2015. Additionally, we had higher capitalized servicing rights during 2015 as compared to 2014 due primarily to a higher volume of loans sold as well as a change in mix from substantially all Fannie Mae in 2014 to approximately 65% Fannie Mae and Freddie Mac loans and 35% Ginnie Mae guaranteed MBS in 2015. Ginnie Mae loans have a higher servicing fee than GSE loans.
The years ended December 31, 2016, 2015 and 2014 included the benefit of higher margins from HARP, which is scheduled to expire on September 30, 2017. HARP is a federal program of the U.S. that helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing occurred in prior periods.
Provided below is a summary of origination economics for all channels (in basis points):

	For the Years Ended December 31,			Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Bps	%	Bps	%
Gain on sale of loans (1)	200	178	240	22	12%	(62)	(26)%
Fee income (2)	19	18	11	1	6%	7	64%
Direct expenses (2)	(125)	(110)	(142)	(15)	14%	32	(23)%
Direct margin	94	86	109	8	9%	(23)	(21)%
__________

(1)	Calculated on pull-through adjusted locked volume.

(2)	Calculated on funded volume.

The direct margin increased in 2016 as compared to 2015 primarily as a result of a slight shift in mix from lower margin correspondent channel to higher margin consumer channel. Our correspondent volume represented 65% of total pull-through adjusted locked volume for 2016 as compared to 70% for 2015 and 56% for 2014. Direct margin in the consumer channel was 194 bps in 2016 as compared to 226 bps in 2015, which was primarily driven by lower HARP volume in 2016 and lower interest income due to lower average balances and lower average interest rates. Direct margin in the correspondent channel was 42 bps during 2016, which was relatively consistent with 2015. Direct margin in the wholesale channel was (76) bps during 2016, and was nearly break-even by the end of the fourth quarter.
The decline in direct margin in 2015 as compared to 2014 was primarily due to a shift in volume from the higher margin consumer channel to the lower margin correspondent channel. This decline was partially offset by higher origination fees in 2015, the impact of lower direct expenses as a result of the exit from the wholesale business in February 2014, economies of scale as a result of higher loan volume and other cost cutting measures in 2014 and 2015.
Other Revenues
Other revenues, which consists primarily of origination fee income and interest on cash equivalents, decreased $6.4 million in 2016 as compared to 2015 resulting primarily from $3.0 million in lower origination fee income due to lower originations volume in the correspondent channel during 2016 and $2.3 million in lower other interest income.
Other revenues increased $25.7 million in 2015 as compared to 2014 primarily as a result of lower origination fees in 2014 due to our having waived certain fees charged to borrowers refinancing mortgage loans.
Salaries and Benefits
Salaries and benefits expense decreased $36.0 million in 2016 as compared to 2015 primarily due to a decrease in compensation, benefits and incentives resulting from lower average headcount, a decrease in share-based compensation due to higher forfeitures, and a decrease in commissions due to lower originations volume, partially offset by an increase in severance.
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
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $17.5 million in 2016 as compared to 2015 primarily due to $13.6 million in lower advertising costs resulting from a decrease in mail solicitations and internet lead generation due to a strategy shift in lead acquisition. Additionally, we recorded a reserve reduction in the second quarter of 2016 related to an $8.9 million change in estimate of the liability associated with our selling representations and warranties due to adjustments to certain assumptions based on recently observed trends as compared to historical expectations, primarily relating to loan defect rates and counterparty review probabilities. The remainder of the decrease is primarily due to $3.9 million in lower loan origination expenses due to a decreased volume of funded loans and $4.6 million in asset impairment charges. These reductions were offset in part by $4.8 million in higher consulting costs associated with process improvement initiatives.
General and administrative and allocated indirect expenses increased $10.1 million in 2015 as compared to 2014 primarily due to higher loan origination expenses due to an increased volume of funded loans and increased advertising resulting from additional mail solicitations and internet lead generations as well as re-branding for our mortgage loan business. In addition, we had a larger reduction in 2014 to our estimate of the liability associated with our representations and warranties for sales of mortgage loans due to the prior year including a reduction to our reserves as a result of timely payment history on loans originated under HARP and lower actual origination defects as compared to original expectations. Under HARP, after one year of timely payments by the borrower since the origination of the loan, our exposure to the liability associated with representations and warranties becomes limited in nature. In the prior year, we had more loans completing one year of timely payments and such loans had higher initial reserves established due to a higher initial estimate of defects. These higher expenses were partially offset by lower occupancy, printing and mailing costs in support of cost savings measures.

Intersegment Retention Expense
Intersegment retention expense relates to fees charged by our Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The increase in intersegment retention expense of $6.9 million in 2016 as compared to 2015 was due primarily to a higher fee per origination charged by the Servicing segment beginning in 2016 to reflect current market pricing, offset in part by a decrease in funded retention volume related to capitalized servicing rights.
The decline in intersegment retention expense of $9.8 million in 2015 as compared to 2014 was due primarily to the decline in funded retention volume related to capitalized servicing rights.
Interest Expense
Interest expense decreased $2.5 million in 2016 as compared to 2015 primarily due to lower average borrowings on master repurchase agreements due to a lower volume of funded loans, offset partially by higher average cost of debt.
Interest expense increased $6.6 million in 2015 as compared to 2014 primarily due to higher average borrowings on master repurchase agreements due to higher volumes of funded loans, partially offset by lower average costs of debt.
Depreciation and Amortization
Depreciation and amortization decreased $6.9 million in 2016 as compared to 2015 primarily due to $4.5 million impairment charge recorded in 2015 to fully impair the Ditech Mortgage Corp licensing intangible asset, as a result of the legal entity merger in 2015. In addition, depreciation expense decreased $2.3 million due to software development assets acquired as part of the ResCap acquisition reaching the end of its useful live during the year ended December 31, 2015.
Adjusted Earnings and Adjusted EBITDA
Adjusted Earnings and Adjusted EBITDA increased $20.8 million and $3.1 million, respectively, in 2016 as compared to 2015 due primarily to lower expenses as it relates to headcount and volume-related expenses, offset in part by lower revenues, which are mainly attributable to lower volumes.
Adjusted Earnings and Adjusted EBITDA increased $4.6 million and $13.3 million, respectively, in 2015 as compared to 2014 due primarily to higher origination fee income, offset partially by lower net gains on sales of loans and higher expenses. We had a higher net provision for the repurchase of loans due primarily to a shift in volume of originations from the consumer channel to the correspondent channel, which has a higher estimated defect rate.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Years Ended December 31,			Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Net fair value gains on reverse loans and related HMBS obligations	$59,022	$98,265	$109,972	$(39,243)	(40)%	$(11,707)	(11)%
Net servicing revenue and fees	31,031	42,648	35,446	(11,617)	(27)%	7,202	20%
Net losses on sales of loans	—	(98)	—	98	(100)%	(98)	n/m
Other revenues	5,742	6,794	11,743	(1,052)	(15)%	(4,949)	(42)%
Total revenues	95,795	147,609	157,161	(51,814)	(35)%	(9,552)	(6)%
General and administrative and allocated indirect expenses	83,250	98,629	83,623	(15,379)	(16)%	15,006	18%
Salaries and benefits	69,112	88,967	77,264	(19,855)	(22)%	11,703	15%
Interest expense	9,070	3,902	3,773	5,168	132%	129	3%
Goodwill and intangible assets impairment	6,735	56,539	82,269	(49,804)	(88)%	(25,730)	(31)%
Depreciation and amortization	6,088	7,865	9,284	(1,777)	(23)%	(1,419)	(15)%
Other expenses, net	4,421	4,044	2,116	377	9%	1,928	91%
Total expenses	178,676	259,946	258,329	(81,270)	(31)%	1,617	1%
Other losses	(1,664)	—	—	(1,664)	n/m	—	—%
Loss before income taxes	(84,545)	(112,337)	(101,168)	27,792	(25)%	(11,169)	11%

Adjustments to loss before income taxes
Fair value to cash adjustment for reverse loans	17,501	2,291	(24,602)	15,210	n/m	26,893	(109)%
Goodwill and intangible assets impairment	6,735	56,539	82,269	(49,804)	(88)%	(25,730)	(31)%
Exit costs	5,437	1,640	—	3,797	232%	1,640	n/m
Share-based compensation expense	1,032	2,395	2,185	(1,363)	(57)%	210	10%
Curtailment expense	—	30,419	1,460	(30,419)	(100)%	28,959	n/m
Legal and regulatory matters	—	5,575	24,297	(5,575)	(100)%	(18,722)	(77)%
Other	3,971	349	4,485	3,622	n/m	(4,136)	(92)%
Total adjustments	34,676	99,208	90,094	(64,532)	(65)%	9,114	10%
Adjusted Loss (1)	(49,869)	(13,129)	(11,074)	(36,740)	280%	(2,055)	19%

EBITDA adjustments
Depreciation and amortization	6,088	7,865	9,284	(1,777)	(23)%	(1,419)	(15)%
Amortization of servicing rights	1,753	2,053	2,683	(300)	(15)%	(630)	(23)%
Interest expense on debt	—	2	26	(2)	(100)%	(24)	(92)%
Other	151	139	(73)	12	9%	212	(290)%
Total adjustments	7,992	10,059	11,920	(2,067)	(21)%	(1,861)	(16)%
Adjusted EBITDA	$(41,877)	$(3,070)	$846	$(38,807)	n/m	$(3,916)	n/m
__________

(1)
The Company revised its method of calculating Adjusted Earnings (Loss) beginning with this Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have also been adjusted to reflect this revision.

Reverse Mortgage Servicing Portfolio
Provided below is a summary of the activity in our third-party servicing portfolio for our reverse mortgage business, which included accounts serviced for third parties for which we earn servicing revenue. It excludes servicing performed related to reverse mortgage loans and real estate owned recognized on our consolidated balance sheets, as the securitized loans are accounted for as a secured borrowing (dollars in thousands):

	For the Years Ended December 31,
	2016		2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the year	56,046	$9,818,400	50,196	$8,626,946
New business added	10,091	1,789,432	12,880	2,043,089
Other additions (1)	—	784,523	—	645,715
Payoffs and sales	(9,587)	(2,051,628)	(7,030)	(1,497,350)
Balance at end of the year	56,550	$10,340,727	56,046	$9,818,400
__________

(1)	Other additions include additions to the principal balance serviced related to draws on lines of credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below is a summary of our reverse loan servicing portfolio (dollars in thousands):

	At December 31, 2016		At December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	56,550	$10,340,727	56,046	$9,818,400
On-balance sheet residential loans and real estate owned	62,485	10,321,425	65,187	10,265,726
Total reverse loan servicing portfolio	119,035	$20,662,152	121,233	$20,084,126
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio, which is calculated as the annual average servicing fee divided by the ending unpaid principal balance, was 0.13% and 0.14% at December 31, 2016 and 2015, respectively. The decline in the average fee was primarily a result of lower loan servicing fees, combined with the impact of a higher average loan balance.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	For the Years Ended December 31,			Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Interest income on reverse loans	$450,008	$435,585	$398,925	$14,423	3%	$36,660	9%
Interest expense on HMBS related obligations	(412,090)	(403,817)	(372,346)	(8,273)	2%	(31,471)	8%
Net interest income on reverse loans and HMBS related obligations	37,918	31,768	26,579	6,150	19%	5,189	20%

Change in fair value of reverse loans	(111,687)	(232,993)	35,272	121,306	(52)%	(268,265)	n/m
Change in fair value of HMBS related obligations	132,791	299,490	48,121	(166,699)	(56)%	251,369	n/m
Net change in fair value on reverse loans and HMBS related obligations	21,104	66,497	83,393	(45,393)	(68)%	(16,896)	(20)%
Net fair value gains on reverse loans and related HMBS obligations	$59,022	$98,265	$109,972	$(39,243)	(40)%	$(11,707)	(11)%

Net fair value gains on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or no longer in securitization pools, net of interest expense on HMBS related obligations, and the change in fair value of these assets and liabilities. Included in the change in fair value are gains due to loan originations that include tails. Tails are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines of credit, interest, servicing fees, and mortgage insurance premiums. Economic gains and losses result from the pricing of an aggregated pool of loans exceeding the cost of the origination or acquisition of the loan as well as the change in fair value resulting from changes to market pricing on HECMs and HMBS. No gain or loss is recognized as a result of the securitization of reverse loans as these transactions are accounted for as secured borrowings. However, HECMs and HMBS related obligations are marked to fair value, which can result in a net gain or loss related to changes in market pricing.
Net interest income on reverse loans and HMBS related obligations increased $6.2 million in 2016 as compared to 2015 primarily as a result of a decrease in HMBS related obligations as a result of an increase in buyouts, partially offset by an increase in nonperforming reverse loans, which have lower interest rates than performing loans. The net change in fair value on reverse loans and HMBS related obligations is comprised of cash generated by origination, purchase, and securitization of HECMs as well as non-cash fair value gains or losses. Cash generated by origination, purchase and securitization of HECMs decreased $30.2 million in 2016 as compared to 2015 primarily as a result of overall lower origination volumes, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value losses increased by $15.2 million in 2016 as compared to 2015 due primarily to higher LIBOR rates in 2016 as compared to 2015. Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rate utilized in the valuation of reverse loans and HMBS related obligations has increased from 25.59% and 24.70%, respectively, at December 31, 2015 to 28.48% and 27.74% respectively, at December 31, 2016 primarily due to the aging of the portfolio.
Net interest income increased $5.2 million in 2015 as compared to 2014 primarily as a result of the growth in both reverse loans and HMBS related obligations, offset partially by the increase in nonperforming reverse loans, which have lower interest rates than performing loans. Cash generated by origination, purchase and securitization of HECMs included in the change in fair value increased $10.0 million in 2015 as compared to 2014 primarily as a result of a shift in volume from lower margin new originations to higher margin tails. Net non-cash fair value adjustments included in the change in fair value fluctuated by $26.9 million from a gain in 2014 to a loss in 2015 due primarily to a lower reduction of LIBOR in 2015 as compared to 2014. In addition, in 2015 the impact of the reduction of LIBOR was offset by the widening of spreads between reverse loans and HMBS related obligations resulting from changes in market pricing for HECMs and HMBS. In 2014 there was a tightening of spreads. The conditional repayment rate utilized in the valuation of reverse loans and HMBS related obligations has increased from 21.68% and 21.21% at December 31, 2014, respectively, to 25.59% and 24.70% at December 31, 2015, respectively, as the portfolio ages and regulatory guidance surrounding due and payable policies resulted in shorter projected default servicing timelines.
Provided below is a summary of our funded volume, which represents purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

				Variance
	For the Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Funded volume	$872,203	$1,418,624	$1,457,122	$(546,421)	(39)%	$(38,498)	(3)%
Securitized volume (1)	868,023	1,465,743	1,480,085	(597,720)	(41)%	(14,342)	(1)%
__________

(1)
Securitized volume includes $422.7 million, $404.0 million and $299.4 million of tails securitized for 2016, 2015 and 2014, respectively. Tail draws associated with the HECM IDL product were $248.7 million, $199.9 million and $44.8 million for 2016, 2015 and 2014, respectively.

Funded and securitized volumes decreased during 2016 as compared to 2015 primarily due to the negative impact of new financial assessment rules and other regulatory changes, and our decision to reduce participation in the correspondent market based on management's assessment of pricing levels in the marketplace. In addition, during December 2016 a decision was made by management to exit the reverse mortgage origination business. However, we intend to fulfill reverse loans in our originations pipeline consistent with our underwriting practices and to fund undrawn amounts available to borrowers in our servicing portfolio. Refer to Note 18 to Consolidated Financial Statements for additional information regarding exit activities.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Years Ended December 31,			Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Servicing fees	$14,055	$13,723	$13,043	$332	2%	$680	5%
Incentive and performance fees	9,557	22,757	21,256	(13,200)	(58)%	1,501	7%
Ancillary and other fees	9,172	8,221	3,830	951	12%	4,391	115%
Servicing revenue and fees	32,784	44,701	38,129	(11,917)	(27)%	6,572	17%
Amortization of servicing rights	(1,753)	(2,053)	(2,683)	300	(15)%	630	(23)%
Net servicing revenue and fees	$31,031	$42,648	$35,446	$(11,617)	(27)%	$7,202	20%
The decline in net servicing revenue and fees of $11.6 million in 2016 as compared to 2015 was due primarily to a decrease in incentive and performance fees for the management of real estate owned. The growth in net servicing revenue and fees of $7.2 million in 2015 as compared to 2014 was due primarily to an increase in incentive and performance fees for the management of real estate owned and termination fees relating to the agreement to manage such real estate owned. In March 2015, we entered into an agreement with a counterparty to phase out the management of real estate owned through October 1, 2015. Fees associated with this contract approximated 63% and 75% of incentive and performance fees during 2015 and 2014, respectively.
Other Revenues
Other revenues include originations fee income and other miscellaneous income. Other revenues remained relatively flat in 2016 as compared to 2015, and declined $4.9 million in 2015 as compared to 2014 primarily as a result of the decline in origination fee income resulting from fewer originations. We also charged lower fees to new borrowers in 2015.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased by $15.4 million in 2016 as compared to 2015 due primarily to a decrease in curtailment-related accruals of $23.0 million as a result of certain regulatory developments during 2015, which led to additional charges around curtailable events, $5.7 million in lower advertising costs and $3.0 million in lower accruals associated with certain legal and regulatory matters. This reduction was offset in part by higher provisions recorded on uncollectible receivables and advances in 2016 of $5.0 million, an increase in contingent losses of $4.7 million, $2.8 million in asset impairment charges and $1.3 million increase of outsourced foreclosure services.
General and administrative and allocated indirect expenses increased $15.0 million in 2015 as compared to 2014 due primarily to a $10.2 million increase in expenses related to regulatory developments in 2015, which led to additional charges around curtailable events and to accrual adjustments associated with legal and regulatory matters outside of the normal course of business. In addition, there was a $6.8 million increase in curtailment due primarily to an increase in missed timelines driven by an increase in volume resulting from the contraction of default servicing timeframes due to recent regulatory changes and an increase in the related exposure to incurred but not known deaths of the mortgagor and the mortgagor’s vacancy from their principal residence. Further, there was a $2.8 million increase in advertising and a $6.9 million net increase in various miscellaneous expenses including real estate owned management support services, equipment maintenance and occupancy expenses. These higher charges were partially offset by $8.2 million in lower provisions on uncollectible receivables and advances resulting from improved collections and recent historical experience, as well as transaction costs of $3.5 million recorded in 2014 related to an unsuccessful acquisition, with no similar charge in 2015.
Salaries and Benefits
Salaries and benefits expense decreased $19.9 million in 2016 as compared to 2015 due primarily to lower commissions and bonuses as a result of lower origination volume combined with a smaller average headcount. Headcount assigned directly to our Reverse segment decreased by approximately 100 full-time employees from 900 at December 31, 2015 to 800 at December 31, 2016.
Salaries and benefits expense increased $11.7 million in 2015 as compared to 2014 due primarily to a larger average headcount during 2015, higher incentives and higher severance. As a result of an increase in defaulted loans and recent regulatory guidance surrounding due and payable policies that have resulted in shorter projected default servicing timelines, we increased our headcount of employees dedicated to such servicing.

Interest Expense
Interest expense increased $5.2 million in 2016 as compared to 2015 due primarily to higher average borrowings on master repurchase agreements and higher average cost of debt.
Goodwill and Intangible Assets Impairment
We recorded $6.7 million in intangible assets impairment charges in 2016 and recorded $56.5 million and $82.3 million in goodwill impairment charges in 2015 and 2014, respectively. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 14 to the Consolidated Financial Statements. As a result of these goodwill impairment charges in prior years, the Reverse Mortgage reporting unit no longer has goodwill.
Adjusted Loss and Adjusted EBITDA
Adjusted Loss increased $36.7 million and Adjusted EBITDA decreased by $38.8 million, respectively, in 2016 as compared to 2015. The change in these non-GAAP financial measures was due primarily to the decline in cash generated from origination, purchase and securitization of HECMs combined with lower net servicing revenue and fees, plus an increase in general and administrative expenses, partially offset by a decrease in salaries and benefits, as described above.
Adjusted Loss increased $2.1 million and Adjusted EBITDA decreased $3.9 million, respectively, in 2015 as compared to 2014. The change in these non-GAAP financial measures was due primarily to higher salaries and benefits, partially offset by an increase in cash generated from origination, purchase and securitization of HECMs combined with higher net servicing revenue and fees, as described above.
Other Non-Reportable
Other Revenues
Other revenues consist primarily of asset management advisory fees, investment income and other interest income. Other revenues decreased $5.0 million in 2016 as compared to 2015 primarily as a result of $2.2 million in losses incurred on our equity-method investment in WCO in 2016 and $2.7 million in revenues recognized in 2015 related to the settlement of a receivable that was repaid in conjunction with the sale of an equity-method investment.
Other revenues decreased $35.8 million in 2015 as compared to 2014 due primarily to $36.8 million in asset management performance fees collected and earned in connection with the asset management of a fund during 2014, partially offset by $2.7 million related to the settlement of a receivable in 2015 as discussed above.
Expenses
Expenses decreased $17.4 million in 2016 as compared to 2015 driven by the resolution of certain matters within the Investment Management business and $3.6 million in lower interest expense.
Expenses increased $10.8 million in 2015 as compared to 2014 due primarily to higher salaries and benefits expense relating to increases in share-based compensation expense due largely to a higher number of awards granted and higher bonuses.
Other Gains (Losses)
Net gains on extinguishment of debt of $14.7 million in 2016 primarily relate to the repurchase of a portion of our Convertible Notes with a carrying value of $39.3 million, which resulted in a gain of $14.5 million. Net gains on extinguishment of debt of $4.7 million in 2015 relate to the repurchase of a portion of our Senior Notes and a voluntary prepayment made on the 2013 Term Loan.
Net fair value gains (losses) decreased $10.6 million in 2016 as compared to 2015 due to net fair value losses in 2016 as compared to gains in 2015 related to the assets and liabilities of the Non-Residual Trusts resulting from the impact of increases in the conditional default rates and loss severity rates. Net fair value gains decreased $12.8 million in 2015 as compared to 2014 due primarily to lower net fair value gains on the assets and liabilities of the Non-Residual Trusts as 2014 included the impact of changes in assumptions related to the reduction of discount rates resulting from tightening of yields in the market.
Other gains of $14.9 million in 2015 were primarily due to an $11.8 million gain recognized on the sale of an equity-method investment and a $3.1 million gain recognized in connection with the contribution of Marix to WCO.

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
As discussed further in the Corporate Debt section below, on August 5, 2016, we entered into an amendment to the 2013 Credit Agreement, which among other things, permanently reduced the aggregate commitments under the 2013 Revolver from $125.0 million to $100.0 million. Under the 2013 Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, we must satisfy both a specified Interest Coverage Ratio and a specified Total Leverage Ratio on a pro forma basis after giving effect to the borrowing. As of December 31, 2016, we did not satisfy these ratios, and as a result the maximum amount we would have been able to borrow on the 2013 Revolver was $20.0 million, of which $12.2 million remained available after reductions for issued letters of credit.
At December 31, 2016, our liquidity was $186.8 million, including cash liquidity of $174.6 million and availability under the 2013 Revolver of $12.2 million. At December 31, 2016, we had contractual obligations, subject to certain conditions and adjustments, to utilize approximately $1.9 million of our liquidity to fund acquisitions of servicing rights, including related servicer and protective advances.
We endeavor to maintain our liquidity at a level sufficient to fund certain known or expected payments and to fund our working capital needs. Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our master repurchase agreements, mortgage loan servicing advance facilities, the 2013 Revolver and issuance of GMBS and HMBS to fund our tail commitments. We may generate additional liquidity through sales of MSR, any portion thereof, or other assets. From time to time, we utilize our excess cash to reinvest in the business, including but not limited to investment in MSR and the repurchase of reverse loans from securitization pools.
During the year ended December 31, 2016, we repurchased $7.2 million in principal balance of 2013 Term Loan for $6.3 million and repurchased $47.5 million in principal balance of our Convertible Notes for $24.8 million as part of our efforts to reduce our leverage.
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow us to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, business and asset acquisitions, cash taxes and cash requirements associated with mandatory clean-up call obligations on the Non-Residual trusts and all required debt service obligations for the next 12 months. We expect that significant acquisitions of servicing rights and other opportunities to grow by acquisition would need to be funded primarily through, or in collaboration with, external capital sources. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing. Our liquidity outlook assumes we are able to maintain or renew, replace, or resize our existing mortgage loan servicing advance facilities, mortgage loan master repurchase agreements and reverse loan master repurchase agreements to fund repurchases of HECMs with enough capacity to meet projected needs. However, there can be no assurance that these facilities will be available to us in the future. We continually monitor our cash flows and liquidity in order to be responsive to changing conditions. We have engaged legal and financial debt restructuring advisors, and we have been reviewing a number of potential alternatives to reduce our leverage. See "Debt Restructuring Initiative".
We have an effective universal shelf registration statement on file with the SEC. Under this universal shelf registration statement, we have the capacity to offer and sell from time to time an indeterminate number of our securities, including common stock, debt securities, preferred stock, warrants and units, having an aggregate initial offering price not to exceed $1.5 billion. This universal shelf registration statement expires on or about January 13, 2018. There is no assurance that we can issue securities under this shelf registration statement on terms that are commercially acceptable to us, or at all.

Share Repurchase Program
On May 6, 2015, the Board of Directors of the Company authorized us to repurchase up to $50.0 million of shares of our common stock, during the period beginning on May 11, 2015 and ending on May 31, 2016. We repurchased 2,382,733 shares of common stock pursuant to our share repurchase program, all of which were repurchased during the year ended December 31, 2015, at an aggregate cost of $28.1 million, or an average cost of $11.78 per share. Repurchased shares of common stock were canceled and returned to the status of authorized but unissued shares. We do not have any intention or authorization to repurchase any shares of our common stock at this time.
Mortgage Loan Servicing Business
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to pay property taxes, insurance premiums and foreclosure costs and various other items, referred to as protective advances. Protective advances are required to preserve the collateral underlying the residential loans being serviced. In addition, we advance our own funds to meet contractual payment requirements for credit owners. As a result of bulk servicing rights acquisitions in 2013 and 2014, we experienced and continue to incur an elevated level of advance funding requirements. Subservicers are generally reimbursed for advances in the month following the advance, so our advance funding requirements may be reduced if we succeed in transitioning to a greater mix of subservicing in our portfolio. In the normal course of business, we borrow money from various counterparties who provide us with financing to fund a portion of our mortgage loan related servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Our ability to fund servicing advances is a significant factor that affects our liquidity, and to operate and grow our servicing portfolio we depend upon our ability to secure these types of arrangements on acceptable terms and to renew, replace or resize existing financing facilities as they expire. However, there can be no assurance that these facilities will be available to us in the future. The servicing advance financing agreements that support our servicing operations are discussed below.
Servicing Advance Liabilities
Ditech Financial has four servicing advance facilities through several lenders and an Early Advance Reimbursement Agreement with Fannie Mae, which, in each case, are used to fund servicer and protective advances that are its responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity of $1.2 billion at December 31, 2016, of which we had utilized approximately $0.8 billion as of such date. The interest rates for the servicing advance facilities and Early Advance Reimbursement Agreement are either fixed or are primarily based on LIBOR plus between 2.50% and 3.00% and have various expiration dates from March 2017 to October 2018. Payments on the amounts due under these agreements are paid from certain proceeds received (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) issuance of new notes or other refinancing transactions. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities, with total borrowing capacity of approximately $0.9 billion at December 31, 2016, are non-recourse to us.
The servicing advance facilities contain customary events of default and covenants, including, in certain transactions, financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Ditech Financial was in compliance with the financial covenants in these facilities at December 31, 2016.
GTAAFT Facility

Ditech Financial has a non-recourse servicer advance facility that provides funding for servicer and protective advances made in connection with its servicing of certain Fannie Mae and Freddie Mac mortgage loans. In connection with this facility, Ditech Financial sells and/or contributes the rights to reimbursement for servicer and protective advances to a depositor entity, which then sells and/or contributes such rights to reimbursement to an issuer entity. Each of the issuer and the depositor entities under this facility is structured as a bankruptcy remote special purpose entity and is the sole owner of its respective assets. On September 30, 2016, an additional $300.0 million of two-year term notes were issued under this facility. Subsequently, on October 5, 2016, the terms of the variable funding notes issued pursuant to this facility were amended to, among other things, (i) extend the applicable expected repayment date and revolving period for such variable funding notes from October 19, 2016 to October 4, 2017, (ii) decrease the applicable interest rate margins, and (iii) decrease the maximum permitted principal balance of the variable funding notes from $600.0 million in the aggregate to $400.0 million in the aggregate. Further, on October 17, 2016, $360.0 million of one-year term notes previously issued under this facility were fully redeemed.

After giving effect to the issuance of new term notes, the redemption of certain existing term notes and the amendment to the terms of the variable funding notes, each as described above, this facility consists of (i) previously issued Series 2015-T2 three-year term notes with an aggregate principal balance of $140.0 million and an expected repayment date of October 15, 2018, (ii) Series 2016-T1 two-year term notes issued September 30, 2016 with an aggregate principal balance of $300.0 million and an expected repayment date of October 15, 2018, and (iii) up to $400.0 million of previously issued Series 2014-VF2 variable funding notes with an expected repayment date of October 4, 2017. At December 31, 2016, an aggregate principal balance of $581.9 million of notes were outstanding under this facility: $140.0 million principal balance of 2015-T2 term notes; $300.0 million principal balance of 2016-T1 term notes; and $141.9 million principal balance of variable funding notes.
The collateral securing the term notes and the variable funding notes consists primarily of rights to reimbursement for servicer and protective advances in respect of certain mortgage loans serviced by Ditech Financial on behalf of Freddie Mac and Fannie Mae as well as cash.
Each series of term notes were issued in four classes. Interest on the term notes is based on a fixed rate per annum ranging from approximately 2.38% to 4.06% for the Series 2016-T1 term notes and 3.09% to 4.67% for the Series 2015-T2 term notes. If the Series 2016-T1 term notes or Series 2015-T2 term notes are not redeemed or refinanced on or prior to October 15, 2018, one-twelfth of the related note balances will be required to be repaid on October 15, 2018 and each monthly payment date thereafter. Failure to make any such one-twelfth payment will result in an event of default.
The interest on the variable funding notes is based on one-month LIBOR, (or, in certain circumstances, the higher of (i) the prime rate and (ii) the federal funds rate plus 0.50%) plus a per annum margin ranging from approximately 1.85% to 3.92%. The maximum permitted principal balance of the variable funding notes that can be drawn at any given time is dependent upon the amount of eligible collateral owned by the issuer of the notes and may not exceed $400.0 million in the aggregate. We may repay and redraw the variable funding notes issued for 364-days from and including October 5, 2016, subject to the satisfaction of various funding conditions including the Parent Company not being in default under warehouse, repurchase, credit or other similar agreements relating to indebtedness in certain amounts and there being no breaches or representations, warranties and covenants by the Company under the GTAAFT transaction agreements. If such 364-day period is not extended, the variable funding notes will become due and payable on October 4, 2017.

Under this facility, the holders of the term notes and variable funding notes (and other creditors of the issuer and depositor entities) have no recourse to any assets or revenues of Ditech Financial or the Parent Company other than to the extent of Ditech Financial’s or the Parent Company’s obligations with respect to various representations and warranties, covenants and indemnities under this facility and the Parent Company’s obligations as a guarantor of certain of Ditech Financial's representations, warranties, covenants and indemnities under the facility. These representations and warranties, covenants and indemnities include various representations and warranties as to the nature of the receivables, covenants to service and administer the collateral for the GTAAFT Facility and perform obligations under Ditech Financial’s servicing agreements with Freddie Mac and Fannie Mae, and covenants to make an indemnity payment for, or to repurchase, any receivable in respect of which the eligibility representations and warranties were not true as of the date the related receivable was transferred to the depositor entity. Creditors of the Parent Company and Ditech Financial do not have recourse to any assets or revenues of either the issuer or depositor entities under the facility.
The facility's base indenture and indenture supplements include facility events of default and target amortization events customary for financings of this type. The target amortization events include, among other events, events related to breaches of representations, covenants and certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and the applicable indenture supplement, and with respect to the variable funding notes, defaults under certain other material indebtedness, material judgments, certain financial tests, and change of control. Upon the occurrence of a target amortization event for any series of notes, such series of notes enter into a scheduled amortization period. In the case of the variable funding notes, one third of the outstanding principal balance of the variable funding notes at the time of the occurrence of the target amortization event is payable on the first three monthly payment dates occurring after the occurrence of such target amortization event. In the case of the term notes, one twelfth of the outstanding principal balance of the term notes at the time of the occurrence of the target amortization event is payable on the first twelve monthly payment dates occurring after the occurrence of such target amortization event. Failure to make requisite payments on the notes following the occurrence of a target amortization event could lead to an event of default. Upon the occurrence of an event of default, specified percentages of noteholders have the right to terminate all commitments and accelerate the notes under the base indenture, enforce their rights with respect to the collateral and take certain other actions. The events of default include, among other events, the occurrence of any failure to make payments (subject to certain cure periods and including balances due after the occurrence of a target amortization event), failure of Ditech Financial to satisfy various deposit and remittance obligations as servicer of certain mortgage loans, the requirement of the issuer to be registered as an “investment company” under the Investment Company Act of 1940, as amended, certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and applicable indenture supplement, removal of Ditech Financial’s status as an approved seller or servicer by either Fannie Mae or Freddie Mac and bankruptcy events.

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
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest and servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in March 2016 and expires on March 31, 2017. If not renewed in 2017, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At December 31, 2016, we had borrowings of $74.8 million under the Early Advance Reimbursement Agreement, which has a capacity of $200.0 million.
Other Servicing Advance Facilities
Ditech Financial has three additional servicing advance facilities through several lenders that are used to fund servicer and protective advances that are its responsibility under certain servicing agreements. These servicing advance facilities had an aggregate capacity amount of $180.0 million at December 31, 2016. The interest rates are primarily based on LIBOR plus between 2.50% and 3.00% and have various expiration dates from August 2017 to July 2018. One of these servicing advance facilities, with total borrowing capacity of $75.0 million, is non-recourse to us. At December 31, 2016, we had borrowings of $128.9 million under these facilities.
Mortgage Loan Originations Business
Master Repurchase Agreements
Ditech Financial utilizes master repurchase agreements to fund the origination and purchase of residential loans. These agreements were entered into by Ditech Financial and various warehouse lenders. Our five repurchase agreements had an aggregate capacity of $2.1 billion at December 31, 2016. At December 31, 2016, the interest rates under our repurchase agreements were primarily based on LIBOR plus between 2.10% and 3.00% and have various expiration dates from March 2017 to November 2017. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume; however, there can be no assurance that these facilities will be available to us in the future. The aggregate capacity includes $0.9 billion of committed funds and $1.2 billion of uncommitted funds. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Ditech Financial under its master repurchase agreements are guaranteed by the Parent Company. We had $1.1 billion of short-term borrowings under these master repurchase agreements at December 31, 2016, which included $166.9 million of borrowings utilizing uncommitted funds.

Based on our projected future funding needs, in February 2017 we entered into amendments with one of our lenders to, among other things, shift $100.0 million of uncommitted capacity under a Ditech Financial master repurchase agreement with such lender to a master repurchase agreement between RMS and such lender. After giving effect to the decrease in uncommitted capacity under such Ditech Financial master repurchase agreement, Ditech Financial has $2.0 billion of aggregate capacity available under its master repurchase agreements, of which $1.1 billion is uncommitted funds.

Our ability to utilize our master repurchase facilities from time to time depends, among other things, upon us being able to make representations and warranties as to our solvency, the accuracy of information we have furnished, no material adverse changes having occurred, maintenance of our approved seller/servicer status with GSEs, no notices of adverse actions having been received from GSEs or agencies, the adequacy of our control program, our ability to service loans in accordance with accepted servicing practices and our compliance with applicable laws. All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. The three Ditech Financial master repurchase agreements that contain profitability covenants were amended to allow for a net loss under such covenants for the quarters ended December 31, 2016 and March 31, 2017. Without these amendments, Ditech Financial would not have been in compliance with these covenants for the quarter ended December 31, 2016. These amendments, among other things, also decrease our advance rate under certain facilities, and require us to maintain additional cash in a deposit account for one of the facilities. This cash is included in restricted cash on the consolidated balance sheets. As a result of obtaining these amendments, Ditech Financial was in compliance with all financial covenants relating to master repurchase agreements at December 31, 2016.
We are dependent on the ability to secure warehouse facilities on acceptable terms and to renew, replace or resize existing facilities as they expire. If we fail to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. We intend to renew, replace, or extend our facilities and may seek waivers or amendments in the future, if necessary. We have plans in place to strengthen our operating results under our new leadership team, including transformation of our originations business as well as cost reduction efforts and efficiency initiatives; however, there can be no assurance that these or others actions will be successful.
Representations and Warranties
In conjunction with our originations business, we provide representations and warranties on loan sales. We sell substantially all of our originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. We sell conventional-conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. We also sell non-conforming mortgage loans to private investors. In doing so, representations and warranties regarding certain attributes of the loans are made to the third-party investor. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties.
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At December 31, 2016, our maximum exposure to repurchases due to potential breaches of representations and warranties was $62.3 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through December 31, 2016 adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of the year	$23,145	$10,959	$9,134
Provision for new sales	15,331	16,008	7,741
Change in estimate of existing reserves (1) (2)	(15,660)	(2,419)	(5,068)
Net realized losses on repurchases	(722)	(1,403)	(848)
Balance at end of the year	$22,094	$23,145	$10,959
__________

(1)
The change in estimate of existing reserves during the year ended December 31, 2016 is primarily due to adjustments to certain assumptions based on recently observed trends as compared to historical expectations, primarily relating to loan defect rates and counterparty review probabilities.

(2)
The change in estimate of existing reserves during the year ended December 31, 2014 is due primarily to timely payment history on loans originated under HARP and lower history of actual origination defects as compared to original expectation.

Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	For the Years Ended December 31,
	2016		2015		2014
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the year	30	$6,225	48	$11,509	10	$2,324
Repurchases and indemnifications	(33)	(7,144)	(81)	(14,568)	(16)	(3,607)
Claims initiated	174	37,370	278	58,924	115	28,032
Rescinded	(142)	(30,477)	(215)	(49,640)	(61)	(15,240)
Balance at end of the year	29	$5,974	30	$6,225	48	$11,509
The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at December 31, 2016 based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Unpaid Principal Balance
2013	$9,748,866
2014	12,663,174
2015	20,256,625
2016	19,611,316
Total	$62,279,981
Reverse Mortgage Business
Master Repurchase Agreements
Through RMS's warehouse facilities under master repurchase agreements we finance the origination or purchase of reverse loans and repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. At December 31, 2016, the three facilities had an aggregate capacity of $425.0 million, which includes $300.0 million of capacity that could be used to repurchase HECMS and real estate owned from Ginnie Mae securitization pools. At December 31, 2016, the interest rates on the facilities were primarily based on LIBOR plus between 2.50% and 3.13% and have expiration dates from February 2017 to February 2018. These facilities are secured by the underlying assets and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from proceeds received on the securitization of the underlying reverse loans, claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan origination volume and repurchases; however, there can be no assurance that these facilities will be available to us in the future. At December 31, 2016, $225.0 million of the aggregate capacity has been provided on an uncommitted basis, and as such, to the extent these funds are requested to purchase or originate reverse loans or repurchase HECMs and real estate owned from Ginnie Mae securitization pools, the counterparties have no obligation to fulfill such request. At December 31, 2016, we had $25.6 million of borrowings utilizing uncommitted funds. All obligations of RMS under the master repurchase agreements are guaranteed by the Parent Company. We had $136.4 million of borrowings under these master repurchase agreements at December 31, 2016, which included $104.8 million of borrowings relating to repurchases of HECMs and real estate owned.
One of RMS's warehouse facilities, utilized to finance the origination of reverse loans, and which had total and uncommitted capacity of $125.0 million, matured on February 11, 2017. Borrowings under this facility were fully repaid on or prior to the maturity date. Effective January 17, 2017, we exited the reverse mortgage originations business, and as such we do not anticipate that the termination of this facility will have an adverse impact on liquidity. Following the maturity of this facility, our reverse warehouse facilities had an aggregate capacity of $300.0 million.

Based on our projected future funding needs, in February 2017 we entered into amendments with one of our lenders to, among other things, shift $100.0 million of uncommitted capacity under a Ditech Financial master repurchase agreement with such lender to a master repurchase agreement between RMS and such lender. The amendment to the RMS master repurchase agreement also served to, among other things, renew such warehouse facility for another approximately one-year term and lower the required adjusted EBITDA (as determined pursuant to this agreement). After giving effect to the increase in uncommitted capacity under such RMS warehouse facility, our reverse warehouse facilities had an aggregate capacity of $400.0 million.
All of RMS's master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants relating to RMS. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements.
During the quarter ended March 31, 2016, one of RMS’s master repurchase agreements was amended to allow for a lower adjusted EBITDA (as determined pursuant to this agreement) for each of the first quarter and second quarter of 2016 under such agreement’s profitability covenant. In August 2016, an additional amendment was executed to allow for a lower adjusted EBITDA for each of the third quarter and fourth quarter of 2016 under such agreement's profitability covenant. Without this amendment, RMS would have been required to have a higher adjusted EBITDA as defined in the agreement for the quarter ended December 31, 2016 under this covenant and, therefore, would not have been in compliance with such covenant for the current quarter.
As a result of RMS obtaining this amendment, RMS was in compliance with all financial covenants relating to master repurchase agreements at December 31, 2016.
We are dependent on our ability to secure warehouse facilities on acceptable terms and to renew, replace or resize existing facilities as they expire. If we fail to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. We intend to renew, replace, or extend our facilities and may seek waivers or amendments in the future, if necessary. We have plans in place to strengthen our operating results under our new leadership team, including transformation of our originations business as well as cost reduction efforts and efficiency initiatives; however, there can be no assurance that these or others actions will be successful.
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At December 31, 2016, we had $9.9 billion in unpaid principal balance outstanding on the HMBS related obligations. At December 31, 2016, $9.9 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
Borrower remittances received on the reverse loans, if any, proceeds received from the sale of real estate owned and our funds used to repurchase reverse loans are used to reduce the HMBS related obligations by making payments to Ginnie Mae, who will then remit the payments to the holders of the HMBS. The maturity of the HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned and events of default as stipulated in the reverse loan agreements with borrowers. Refer to the section below for additional information on repurchases of reverse loans.
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

Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	For the Years Ended December 31,
	2016	2015
Balance at beginning of the year	$233,594	$114,727
Repurchases and other additions (1)	671,438	333,229
Liquidations	(485,551)	(214,362)
Balance at end of the year	$419,481	$233,594
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.
Our repurchases of reverse loans and real estate owned have increased significantly during the year ended December 31, 2016 as compared to 2015. We expect a continued increase to repurchase requirements due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount. We have $175.1 million available under our master repurchase agreements as of December 31, 2016 for repurchases of loans. We expanded our existing lines and other financing structures by $100.0 million in February 2017 to accommodate future repurchase requirements, with a corresponding $100.0 million reduction in one of Ditech Financial's master repurchase agreements. There can be no assurance that the Company will be able to maintain or expand its borrowing capacity to fund loan repurchases.
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
As servicer of reverse loans, we are also obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $1.3 billion at December 31, 2016, which includes $1.0 billion in capacity that was available to be drawn by borrowers at December 31, 2016 and $215.3 million in capacity that will become eligible to be drawn by borrowers throughout the twelve months ending December 31, 2017 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
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
During the fourth quarter of 2016, we sold to NRM the servicing rights relating to such excess servicing spread, with subservicing retained by the Company. In connection with this transaction, we derecognized the excess servicing spread liabilities. Refer to Note 4 for additional information on these transactions.
Servicing Rights Financing
In November 2015, we sold servicing rights, with an unpaid principal balance of $1.8 billion, to WCO for a sales price of $17.8 million. In May 2016, we sold additional servicing rights with an unpaid principal balance of $4.1 billion, to WCO for a sales price of $27.9 million. We recognized the proceeds from the sale of the servicing rights as a financing arrangement.

During the fourth quarter of 2016, in connection with the sale by WCO of substantially all of its assets, including servicing rights we had previously sold to WCO and accounted for as secured borrowings, we derecognized the servicing rights financing. Refer to Note 4 for additional information on these transactions.
Corporate Debt
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
Term Loans and Revolver
We have a 2013 Term Loan in the original principal amount of $1.5 billion and a $100.0 million 2013 Revolver. Our obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities. Refer to the Consolidated Variable Interest Entities section of Note 5 to the Consolidated Financial Statements for additional information.
The material terms of our 2013 Secured Credit Facilities are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
2013 Revolver (1)	LIBOR plus 4.50% (2)	Bullet payment at maturity	December 19, 2018
__________

(1)
Under the 2013 Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, we must satisfy both a specified Interest Coverage Ratio and a specified Total Leverage Ratio on a pro forma basis after giving effect to the borrowing. As of December 31, 2016, we did not satisfy these ratios, and as a result the maximum amount we would have been able to borrow on the 2013 Revolver was $20.0 million, of which $12.2 million remained available after utilization for issued letters of credit.

(2)	Represents the rate through and including January 1, 2017. After this date, the rate reverted back to LIBOR plus 3.75%.
During the year ended December 31, 2016, we repurchased $7.2 million in principal balance of the 2013 Term Loan for $6.3 million resulting in a gain on extinguishment of $0.9 million. The balance outstanding on the 2013 Term Loan was 1.4 billion at December 31, 2016.
On August 5, 2016, we entered into an amendment to the 2013 Credit Agreement, which among other things, permanently reduced the aggregate commitments under the 2013 Revolver from $125.0 million to $100.0 million, increased the interest rate on any drawn amounts under the 2013 Revolver from LIBOR plus 3.75% to LIBOR plus 4.50% for the period through and including January 1, 2017, and increased the specified Total Leverage Ratio test (which is tested on a pro forma basis in connection with any requested draw of, and following any draw of, any amounts greater than 20% of the revolving commitments) for the four-quarter periods ended June 30, 2016 and September 30, 2016. The amendment also, during the period following the amendment date and prior to January 1, 2017, (i) limits the permitted use of the 2013 Revolver to our and our subsidiaries' liquidity needs (which exclude voluntary prepayments, redemptions or repurchases of other indebtedness) and (ii) requires us to repay any outstanding loans under the 2013 Revolver if our liquidity exceeds $130.0 million. This amendment resulted in a loss on extinguishment of debt of $0.7 million.

An amount of up to $20.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. At December 31, 2016, we had no borrowings under the 2013 Revolver and $7.8 million outstanding in issued LOCs, and had remaining availability under the 2013 Revolver of $12.2 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year. The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase our capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, prepay certain indebtedness (including the Senior Notes and the Convertible Notes), and consolidate or merge with or into, or sell all or substantially all of our assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.
Under the 2013 Term Loan, we are required to make a principal payment based on Excess Cash Flow of the preceding year. Depending on the Total Net Leverage Ratio for the year, a principal payment of between zero and fifty percent of Excess Cash Flow is required to be made during the first quarter of the following year, and no later than the third business day subsequent to delivery of the financial statements. During the first quarter of 2017, we expect to make a principal payment of approximately $21 million on the 2013 Term Loan, relating to the 2016 Excess Cash Flow.
Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of Senior Notes, which pay interest semi-annually at an interest rate of 7.875% and mature on December 15, 2021. The balance outstanding on the Senior Notes was $538.7 million at December 31, 2016.
The Senior Notes were offered and sold in a transaction exempt from the registration requirements under the Securities Act, and resold to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 17, 2013, among us, the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee. The Senior Notes are guaranteed on an unsecured senior basis by each of our current and future wholly-owned domestic subsidiaries that guarantee our obligations under our 2013 Term Loan. On October 14, 2014, we filed with the SEC a registration statement under the Securities Act so as to allow holders of the Senior Notes to exchange their Senior Notes for the same principal amount of a new issue of notes, or the Exchange Notes, with identical terms, except that the exchange notes are not subject to certain restrictions on transfer. The registration statement was declared effective by the SEC on October 27, 2014 and the exchange closed on December 2, 2014.
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
The Senior Notes Indenture contains restrictive covenants that, among other things, limits our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase our capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, prepay subordinated indebtedness (including the Convertible Notes), and consolidate or merge with or into, or sell all or substantially all of our assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in the Senior Notes Indenture at December 31, 2016.
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
During the year ended December 31, 2016, we repurchased Convertible Notes with a carrying value of $39.3 million and unpaid principal balance of $47.5 million for $24.8 million resulting in a gain on extinguishment of $14.5 million. The balance outstanding on the Convertible Notes was $242.5 million at December 31, 2016.
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The total unpaid principal balance of mortgage-backed debt was $953.0 million at December 31, 2016.
At December 31, 2016, mortgage-backed debt was collateralized by $962.9 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. Under the mortgage-backed debt issued by the Non-Residual Trusts, the Company has certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. We expect to call these securitizations beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The majority of the call obligations in 2017 are anticipated to occur during the second half of the year. At December 31, 2016, the total estimated outstanding balance of the residential loans expected to be called at the respective call dates is $418.1 million. We estimate call obligations of $101.4 million, $253.5 million and $63.2 million during the years ending December 31, 2017, 2018 and 2019, respectively.
We expect to finance the capital required to exercise the mandatory clean-up call primarily through cash on hand, asset-backed financing or in partnership with a capital provider, or through any combination of the foregoing. However, there can be no assurance that we will be able to sell the loans or obtain financing when needed, and we have not arranged any financing facilities, capital provider or other external financing for the purpose of providing us cash in connection with our mandatory clean-up call obligations. Our obligation for the mandatory clean-up call could have a significant impact on our liquidity.

Contractual Obligations
The following table summarizes, by remaining maturity, our future cash obligations at December 31, 2016 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Indeterminate Maturity	Total
Corporate debt
Principal	$—	$256,218	$1,941,412	$—	$—	$2,197,630
Interest (1)	121,549	242,871	149,921	—	—	514,341
Total corporate debt	121,549	499,089	2,091,333	—	—	2,711,971
Warehouse borrowings (2)	1,203,355	—	—	—	—	1,203,355
Leases	18,370	25,439	18,889	25,391	—	88,089
Mandatory call obligation	101,400	316,709	—	—	—	418,109
HMBS related obligations (3)	—	—	—	—	9,916,383	9,916,383
Acquisitions of servicing rights and related advances (4)	1,932	—	—	—	—	1,932
Unfunded commitments associated with the Originations segment (5)	3,670,049	—	—	—	—	3,670,049
Unfunded commitments associated with the Reverse Mortgage segment (5) (6)	29,862	—	—	—	1,283,299	1,313,161
Early Advance Reimbursement Agreement (7)	74,767	—	—	—	—	74,767
Servicing advance facilities (7)	30,494	27,403	—	—	—	57,897
Uncertain tax positions	—	—	—	—	9,414	9,414
Total	$5,251,778	$868,640	$2,110,222	$25,391	$11,209,096	$19,465,127
__________

(1)
Amounts relate to future cash payments for interest expense on our 2013 Term Loan, Convertible Notes and Senior Notes and are calculated by multiplying outstanding principal balances by the respective interest rate for each commitment at December 31, 2016.

(2)	Our warehouse borrowings are repaid primarily with proceeds from sales or securitizations of mortgage loans and securitizations of reverse loans.

(3)
HMBS related obligations have no stated maturity. The maturity of HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned, including voluntary liquidation on behalf of the borrower, and events of default as stipulated in the reverse loan agreements with borrowers. Refer to the HMBS Issuer Obligations section above for HECM and real estate owned repurchase activity, which would exclude voluntary liquidations made on behalf of the borrower, during 2016, 2015 and 2014. There is no repurchase activity in instances where proceeds from voluntary liquidations are made on behalf of the borrower as such proceeds are used to settle the associated HMBS related obligation.

(4)	Contractual obligations associated with acquisitions of servicing rights and related advances for which the Company has executed an agreement.

(5)	Refer to Note 31 to the Consolidated Financial Statements for further information regarding unfunded commitments.

(6)
Unfunded commitments presented under indeterminate maturity above represents the aggregate unfunded borrowing capacity of borrowers under our reverse loans at December 31, 2016. This amount includes $1.0 billion in capacity that was available to be drawn by borrowers at December 31, 2016 and $215.3 million in capacity that will become eligible to be drawn by borrowers throughout 2017 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing.

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

We exclude from the table above the amounts due under the Receivables Loan Agreement and the GTAAFT Facility, which are included in servicing advance liabilities on our consolidated balance sheets. The Receivables Loan Agreement and the GTAAFT Facility are non-recourse to us. Payments under these facilities are required upon collection of the underlying advances that have been reimbursed under the agreement.
We exclude mortgage-backed debt from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in the securitization trusts and by the $254.1 million in LOCs available for certain Non-Residual Trusts.

Operating lease obligations include (i) a lease for our executive and principal administrative office in Tampa, Florida; (ii) leases for our centralized servicing operations in Saint Paul, Minnesota; Tempe, Arizona; Rapid City, South Dakota; Irving, Texas; and Jacksonville, Florida; (iii) leases related to our reverse mortgage operations located in San Diego, California; Charlotte, North Carolina; Palm Beach Gardens, Florida; and Houston, Texas; (iv) a lease for our originations operations located in Fort Washington, Pennsylvania; and (v) other regional servicing and originations operations.
Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. Refer to Note 30 to the Consolidated Financial Statements for further information relating to these requirements, including certain Ginnie Mae and Fannie Mae waivers and certain guarantees provided by the Parent Company.
Noncompliance with those requirements for which we have not received a waiver could have a negative impact on our company, which could include suspension or termination of the selling and servicing agreements, which would prohibit future origination or securitization of mortgage loans or being an approved seller or servicer for the applicable GSE.
After taking into account the waivers mentioned at Note 30 to the Consolidated Financial Statements, all of our subsidiaries were in compliance with all of their capital requirements at December 31, 2016.
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
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	For the Years Ended December 31,			Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cash flows provided by (used in) operating activities:
Net loss adjusted for non-cash operating activities	$(220,055)	$(249,042)	$(155,149)	$28,987	$(93,893)
Changes in assets and liabilities	315,940	177,196	(213,203)	138,744	390,399
Net cash provided by (used in) originations activities (1)	356,065	(46,637)	164,082	402,702	(210,719)
Proceeds from sale of trading security	—	70,390	—	(70,390)	70,390
Cash flows provided by (used in) operating activities	451,950	(48,093)	(204,270)	500,043	156,177
Cash flows provided by (used in) investing activities	699,809	(454,948)	(1,244,111)	1,154,757	789,163
Cash flows provided by (used in) financing activities	(1,129,989)	385,694	1,276,671	(1,515,683)	(890,977)
Net increase (decrease) in cash and cash equivalents	$21,770	$(117,347)	$(171,710)	$139,117	$54,363
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sales and payments.

Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net loss adjusted for non-cash items. Cash provided by operating activities increased $500.0 million in 2016 as compared to net cash used in operating activities in 2015. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by origination activities resulting from a higher volume of loans sold in relation to loans originated for 2016 as compared to 2015 and a decrease in servicer and protective advances resulting largely from advance reimbursements received in connection with Fannie Mae and Freddie Mac loan sales and NRM MSR sales as well as increased collections.
Cash used in operating activities decreased $156.2 million in 2015 as compared to 2014. The decrease in cash used in operating activities was primarily the result of an increase in cash related to changes in assets and liabilities, including higher collections of servicer and protective advances and an increase in accrued expenses related to uncertain tax positions, partially offset by higher settlements of payables relating to servicer and protective advances acquired in conjunction with the acquisition of servicing rights and a decrease in accrued expenses related to legal and regulatory matters. In addition, cash increased due to proceeds received from the sale of a trading security received as consideration for the sale of the excess servicing spread associated with certain servicing rights. These increases were partially offset by a decrease in cash related to a lower volume of loans sold in relation to originated loans.
Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Cash provided by investing activities increased $1.2 billion in 2016 as compared to net cash used in investing activities in 2015. Cash used for purchases and originations of reverse loans held for investment, net of payments received, decreased $824.8 million primarily as a result of a lower funded volume for reverse loans and higher principal repayments and payments received for loans conveyed to HUD. Cash proceeds from sales of servicing rights, net increased $281.0 million and cash paid for business acquisitions and purchases of servicing rights decreased $257.0 million in 2016 as compared to 2015. These increases in cash described above were partially offset by cash proceeds of $203.9 million received in 2015 from the sale of our residual interests and the sale of an investment.
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
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash used in financing activities increased $1.5 billion in 2016 as compared to net cash provided by financing activities in 2015. Cash generated from the securitization of reverse loans, net of payments on HMBS related obligations, decreased $1.0 billion primarily as a result of a lower volume of loan securitizations and an increase in the repurchase of certain HECMs and real estate owned from securitization pools. Net cash borrowings from servicing advance liabilities used to fund advances for our servicing business decreased $312.3 million due to the net pay down of our advance facilities resulting from advance reimbursements received in connection with Fannie Mae and Freddie Mac loan sales and NRM MSR sales as well as increased collections. Net cash borrowings from warehouse borrowings decreased $300.5 million as a result of a reduction in the purchase and origination of loans held for sale during 2016 as compared to 2015.
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

Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, we bear any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 6 and 31 to the Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information regarding these transactions. At December 31, 2016, we held $4.4 million in repurchased loans.
We are also subject to credit risk associated with mortgage loans that we purchase and originate during the period of time prior to the sale of these loans. We consider the credit risk associated with these loans to be insignificant as we hold the loans, on average, for approximately 20 days from the date of borrowing, and the market for these loans continues to be highly liquid.
Counterparty Credit Risk

We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements we enter into from time to time, including but not limited to our subservicing agreements, our agreements with GSEs and government agencies relating to our residential loan servicing and originations businesses, our master repurchase agreements we use to fund our residential loan originations business and our HECM repurchase obligations, certain of our advance financing facility agreements, and other agreements relating to our mortgage loan sales and MBS purchase commitments. We are also exposed to counterparty credit risk with respect to wholesale and correspondent lenders with whom we do business, and counterparties from whom we have purchased MSR. We attempt to minimize our counterparty credit risk through, among other things, conducting quality control reviews of wholesale and correspondent lenders, reviewing compliance by wholesale and correspondent lenders with applicable underwriting standards and our client guide, our use of internal monitoring procedures, including monitoring of our counterparties’ credit ratings, reviewing of our counterparties' financial statements and general credit worthiness, and the establishment of collateral requirements. Counterparty credit risk, as well as our own credit risk, is taken into account when determining fair value, although its impact is diminished by any requisite margin posting and other collateral requirements.
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

The following tables present the activity related to foreclosed property (dollars in thousands):

	For the Year Ended December 31, 2016
	Reverse Mortgage		Servicing		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	542	$66,458	199	$10,367	59	$558
Foreclosures and other additions, at fair value	1,109	128,798	334	18,554	289	3,925
Cost basis of financed sales	—	—	(247)	(13,020)	—	—
Cost basis of cash sales to third parties and other dispositions	(925)	(100,168)	(47)	(2,681)	(307)	(3,171)
Lower of cost or fair value adjustments	—	(4,421)	—	(361)	—	(284)
Balance at end of year	726	$90,667	239	$12,859	41	$1,028

	For the Year Ended December 31, 2015
	Reverse Mortgage		Servicing		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	489	$55,260	560	$32,059	80	$1,023
Foreclosures and other additions, at fair value	763	89,257	435	22,480	402	4,108
Cost basis of financed sales	—	—	(400)	(21,588)	—	—
Cost basis of cash sales to third parties and other dispositions (2)	(710)	(74,020)	(396)	(22,103)	(423)	(3,602)
Lower of cost or fair value adjustments	—	(4,039)	—	(481)	—	(971)
Balance at end of year	542	$66,458	199	$10,367	59	$558
__________

(1)	Foreclosed property held by the Non-Residual Trusts is included in our Other non-reportable segment.

(2)	The Servicing segment includes 327 units and $18.7 million related to the sale of our residual interests, which resulted in the deconsolidation of the related foreclosed property.
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

	Moody's	S&P
Corporate / CCR	Caa1	B
Senior Secured Debt	B3	B
Senior Unsecured Debt	Caa2	CCC+
Outlook	Negative	Negative
Date of Last Action	September 2016	December 2016
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
Following an internal review of our servicer ratings in 2015, including the servicer rating requirements contained in our contracts, we decided to no longer solicit servicer ratings from Fitch. On April 29, 2016, Fitch issued a press release stating it had withdrawn all, and will no longer provide, servicer ratings and outlooks for Ditech Financial.

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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheets. Refer to Notes 6 and 31 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO, which has provided financing to us since 2014 through the sale of excess servicing spreads and servicing rights. The repayment of the excess servicing spread liabilities and servicing rights financing is based on future servicing fees received from the residential loans underlying the servicing rights. In addition, we performed subservicing for WCO through 2016. Refer to Notes 13 and 33 to the Consolidated Financial Statements for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Refer to Note 5 to the Consolidated Financial Statements for additional information related to variable interest entities.
Critical Accounting Estimates
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Our significant accounting policies are included in Note 2 to the Consolidated Financial Statements.

Fair Value Measurements
We have an established and documented process for determining fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities, or Level 1 inputs, and the lowest priority to unobservable inputs, or Level 3 inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Refer to Note 7 to the Consolidated Financial Statements for a description of valuation methodologies used to measure assets and liabilities at fair value and details on the valuation models, key inputs to those models and significant assumptions utilized.
The following table summarizes the assets and liabilities measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	December 31,
	2016	2015
Assets
Reverse loans	$10,742,922	$10,763,816
Mortgage loans related to Non-Residual Trusts	450,377	526,016
Charged-off loans	46,963	49,307
Receivables related to Non-Residual Trusts	15,033	16,542
Servicing rights carried at fair value	936,423	1,682,016
Freestanding derivative instruments (IRLCs)	53,394	51,519
Assets at fair value using Level 3 inputs	$12,245,112	$13,089,216
As a percentage of total assets measured at fair value on a recurring basis	90.91%	90.71%

Liabilities
Freestanding derivative instruments (IRLCs)	$4,193	$1,070
Servicing rights related liabilities	—	117,000
Mortgage-backed debt related to Non-Residual Trusts	514,025	582,340
HMBS related obligations	10,509,449	10,647,382
Liabilities at fair value using Level 3 inputs	$11,027,667	$11,347,792
As a percentage of total liabilities measured at fair value on a recurring basis	99.91%	99.95%
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
Our Valuation Committee determines and approves valuation policies and unobservable inputs used to estimate the fair value of items measured at fair value on a recurring basis. The Valuation Committee meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance provided. The Valuation Committee also reviews related available market data.
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
Non-Residual Trusts
We utilize and give priority to observable market inputs, such as interest rates and market spreads, in our valuation of the assets and liabilities of the Non-Residual Trusts. However, we also utilize internal inputs, such as prepayment speeds, default rates, loss severity and discount rates, and also consider the value of underlying collateral. These internal inputs require the use of our judgment and can have a significant impact on the determination of fair value. The nets assets of the Non-Residual Trusts have remained relatively consistent at December 31, 2016 as compared to December 31, 2015. Our mandatory call obligation associated with the Non-Residual Trusts will impact our liquidity in the future. Refer to the Liquidity and Capital Resources section for additional information.
Charged-off Loans
We primarily utilize internal inputs, such as collection rates and discount rates, in the valuation of charged-off loans and also consider borrower specific factors such as FICO scores and bankruptcy status as well as underlying collateral. In addition, we take into account current and expected future economic conditions. Charged-off loans decreased at December 31, 2016 as compared to December 31, 2015 primarily due to collections during 2016.
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
We use a discounted cash flow model for our servicing rights. This process allows us to determine inputs that are significant to the valuation and serves as a basis to forecast prepayment and default rates. These rates, which are used in the development of expected future cash flows, are based on historical observations of prepayment behavior in similar periods, comparing current and expected future mortgage rates to the mortgage rates of our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and the relative sensitivity of our servicing portfolio to refinancing and also considers estimated levels of home equity. The fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience, and when available, observable market data, and are adjusted as applicable based on this data. We obtain third-party valuations on a quarterly basis to assess the reasonableness of the fair value calculated by our model.
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
Refer to Note 13 to the Consolidated Financial Statements for the effect on the fair value of servicing rights carried at fair value for adverse changes to certain significant assumptions. Refer to the Servicing section within Business Segment Results for a discussion of the changes in servicing rights carried at fair value.
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
We have derivative instruments that we hold to manage the price risk associated with IRLCs and loans held for sale. These derivatives and loans held for sale are classified as Level 2 within the fair value hierarchy. Refer to Notes 7 and 8 to the Consolidated Financial Statements for additional information related to derivative instruments.
Servicing Rights Related Liabilities

Our procedures for estimating the fair value of servicing rights related liabilities are similar to those described above for servicing rights. Our servicing rights related liabilities measured at fair value on a recurring basis using Level 3 inputs consists of excess servicing spread liabilities and servicing rights financing, which resulted from the sales of servicing rights and excess servicing spread to WCO that we accounted for as secured borrowings. During the fourth quarter of 2016, WCO sold substantially all of its assets, including servicing rights we previously sold to WCO and accounted for as secured borrowings. In addition, we sold the servicing rights relating to the excess servicing spread we previously sold to WCO. The servicing rights and excess servicing spread qualified for sale accounting treatment as a result of these transactions, pursuant to which we derecognized the excess servicing spread liabilities and servicing rights financing. Refer to Notes 4 and 21 to the Consolidated Financial Statements for additional information regarding these transactions.
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
Asset Impairment Reviews
We review our long-lived assets for impairment indicators throughout the year. We perform impairment testing for goodwill at least annually and for all other long-lived assets whenever impairment indicators are present. When we have determined an impairment has occurred, we record an impairment charge for the amount by which the fair value is less than the carrying value of these assets. Our impairment review processes are described in Note 2 to the Consolidated Financial Statements.
Examples of events or circumstances that may be indicative of impairment include:

•	decline in future expected cash flows;

•	changes in facts and circumstances associated with a shift in strategic direction;

•	decline in overall financial performance;

•	changes in market capitalization;

•	changes in regulatory requirements;

•	increased liquidity requirements; and

•	industry and market considerations.
When determining the fair value of goodwill, we are required to determine the fair value of each reporting unit. We primarily use the income approach but we may also use the market approach, or a weighted-average combination of both approaches.
The income approach is a forward-looking approach to estimating fair value and relies primarily on internal forecasts. Within the income approach, the method that we use is the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then we apply a reporting unit-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, long-term growth rate, discount rate and tax rate.
The market approach is a historical approach to estimating fair value and relies primarily on external information. Within the market approach are two methods that we may use:

•
Guideline public company method—this method employs market multiples derived from market prices of stocks of companies that are engaged in the same or similar lines of business and that are actively traded on a free and open market and the application of the identified multiples to the corresponding measure of our reporting unit’s financial performance.

•
Guideline transaction method—this method relies on pricing multiples derived from transactions of significant interests in companies engaged in the same or similar lines of business and the application of the identified multiples to the corresponding measure of our reporting unit’s financial performance.

The market approach is only appropriate when the available external information is robust and deemed to be a reliable proxy for the specific reporting unit being valued; however, these assessments may prove to be incomplete or inaccurate. Some of the more significant estimates and assumptions inherent in this approach include: the selection of appropriate guideline companies and transactions and the determination of applicable premiums and discounts based on any differences in ownership percentages, ownership rights, business ownership forms or marketability between the reporting unit and the guideline companies and transactions.
As a result of our goodwill impairment reviews, we recorded goodwill impairment of: $215.4 million, comprised of $194.1 million relating to the Servicing reporting unit and $21.3 million relating to the ARM reporting unit, in the second quarter of 2016; $91.0 million relating to the Servicing reporting unit in the third quarter of 2016; and $13.2 million relating to the ARM reporting unit in the fourth quarter of 2016. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 14 to the Consolidated Financial Statements.
When determining the fair value of intangible assets other than goodwill, we use an income approach, specifically the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the asset, which includes the application of a terminal value for indefinite-lived assets, and then we apply an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, long-term growth rate, discount rate and tax rate.
As a result of our identifiable intangible asset impairment review, we recorded impairment charges of $6.7 million related to intangible assets in the Reverse Mortgage reporting unit for the year ended December 31, 2016, which is described in more detail in Note 14 to the Consolidated Financial Statements.
We are likely to continue to be impacted in the near term by certain company-specific matters, overall market performance within the sector, and a continued level of regulatory scrutiny. As a result, market capitalization, overall economic and sector conditions and other events or circumstances, including the ability to execute on our strategic objectives, amongst other factors, will continue to be regularly monitored by management. Unanticipated outcomes in these areas may result in an impairment of goodwill and/or intangible assets and have a related impact on income taxes in the future.
Income Taxes
We record a tax provision for the anticipated tax consequences of the reported results of operations. We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates in each jurisdiction that applies to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. We concluded that a partial valuation allowance was necessary at December 31, 2016. In the future, if we conclude that a valuation allowance is required on all of our deferred tax assets, the resulting expense could have a material adverse effect on its financial condition and results of operations.
Our evaluation focused on identifying significant, objective evidence that we will more likely than not be able to realize our deferred tax assets in the future. We concluded that the combination of future reversals of existing taxable temporary differences and expected future earnings exclusive of temporary differences in the next five years is not sufficient objective evidence to conclude that a valuation allowance on the deferred tax assets is not required. As a result, we recorded a partial valuation allowance against our deferred tax assets during the year ended December 31, 2016.
We consider both positive and negative evidence when evaluating the need for a valuation allowance. For the quarter ended December 31, 2016, we considered as significant negative evidence the existence of a three-year cumulative loss. While we had a three-year cumulative loss as of December 31, 2015, we did not at that point have a tax NOL carryforward that could not be carried back to prior years. This is no longer the case as of December 31, 2016, as we have exhausted our ability to carry net operating losses back to prior periods under existing law and can only carry these tax NOLs forward.
The negative evidence is mitigated by positive evidence including that we haven't ever had a credit or NOL expire and we have plans in place to strengthen our operating results under its new leadership team, including transforming our origination and servicing businesses, as well as cost reduction efforts and efficiency initiatives.
Our estimate of the required valuation allowance is highly dependent on the estimate of projected future earnings. Projections carry a degree of uncertainly, particularly for longer-term forecasts. Our process for determining the need for a valuation allowance included projecting earnings for five years. The forecasts include projections of servicing revenue, loan origination income, interest income and other income as well as the related expenses. Forecasts do not include fair value adjustments, which can have a material impact on earnings, particularly in an environment where there is significant movement in interest rates. The projections were discounted to reflect uncertainty contained in the projections, and no income beyond five years was reflected; however, there can be no assurance that we will be successful in achieving these projections. As a result, we will continue to monitor progress to strengthen our operating results. Unanticipated negative outcomes may result in further increases in the valuation allowance.
After adjusting for the future reversals of temporary differences and expected five years of earnings exclusive of temporary differences, we determined that it was not more likely than not that approximately $100.0 million of gross deferred tax assets would be realized, and therefore recorded a valuation allowance of $38.5 million.
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
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.

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

Advisers Act	Investment Advisers Act of 1940

ARM	Asset Receivables Management, a deficiencies collections reporting unit of the Company

Assurant	Assurant, Inc.

Bankruptcy Code	The United States Bankruptcy Code, 11 U.S.C. Section 101, et seq. as amended

BOA asset purchase	The purchase of Fannie Mae MSR from Bank of America, N.A. on January 31, 2013

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

CCR	Corporate credit rating

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value during 2014, which are also referred to as post charge-off deficiency balances

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

Conditional Commitment	The time the lender becomes committed to the loan subject to the borrower meeting certain requirements

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 8 of this Form 10-K

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes due 2019 sold in a registered underwritten public offering on October 23, 2012

COSO	Committee of Sponsoring Organizations of the Treadway Commission

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

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOJ	United States Department of Justice
Early Advance Reimbursement

Agreement	$200 million financing facility with Fannie Mae

EBITDA	Earnings before interest, taxes, depreciation, and amortization

ECOA	Equal Credit Opportunity Act

EFTA	Electronic Fund Transfer Act

EverBank net assets
Assets purchased from EverBank Financial Corp under a series of definitive agreements entered into on October 30, 2013, including (i) certain private and GSE-backed MSR and related servicer advances, (ii) subservicing rights for mortgage loans and (iii) a default servicing platform

Excess Cash Flow	Excess Cash Flow as defined under the 2013 Credit Agreement

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Notes
New issue of registered notes with identical terms of the Company's $575 million aggregate principal amount of 7.875% Senior Notes due 2021, except that they will not be subject to certain restrictions on transfer

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FDCPA	Fair Debt Collection Practices Act

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FICO	Fair Isaac Corporation (borrower credit score)

Fitch	Fitch Ratings Inc, a nationally recognized statistical rating organization designated by the SEC

Forward sales commitments	Forward sales of agency to-be-announced securities, a freestanding derivative financial instrument

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

Ginnie Mae II MBS	Modified pass-through mortgage-backed securities for which holders receive an aggregate principal and interest payment from a central paying agent

Ginnie Mae Guaranty Agreement	Ginnie Mae Guaranty Agreement together with related documents

Ginnie MBS Guide	Ginnie Mae Mortgage Backed-Securities Guide including the annexes thereto

GMBS	Government National Mortgage Association mortgage-backed securities

Green Tree	GTCS Holdings LLC, acquired by the Company on July 1, 2011

Green Tree Servicing
Green Tree Servicing LLC; former name of Ditech Financial. Ditech Mortgage Corp and DT Holdings LLC were merged with and into Green Tree Servicing LLC, with Green Tree Servicing LLC continuing as the surviving entity, which was renamed Ditech Financial LLC

GSE	Government-sponsored entity

GTAAFT Facility	Green Tree Agency Advance Funding Trust financing facility

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

Hanover	Hanover Capital Mortgage Holdings, Inc.

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HELOC	Home equity line of credit

HLTV	High loan to value

HMBS	Home Equity Conversion Mortgage-Backed Securities

HMDA	Home Mortgage Disclosure Act

HOA	Homeowners' association

HOEPA	Home Ownership and Equity Protection Act of 1994

HUD	U.S. Department of Housing and Urban Development

Interest Coverage Ratio	Interest Coverage Ratio as defined under the 2013 Credit Agreement

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

Marix	Marix Servicing, LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

MGCL	Maryland General Corporation Law

Moody's	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

N/A	Not applicable

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

NOL	Net operating loss

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NRM	New Residential Mortgage LLC, a wholly owned subsidiary of New Residential Investment Corp., a Delaware Corporation

NRM Flow and Bulk Agreement	Flow and Bulk Agreement for the Purchase and Sale of Mortgage Servicing Rights, dated as of August 8, 2016, by and between Ditech Financial LLC and New Residential Mortgage LLC

NRM Subservicing Agreement	Subservicing Agreement, dated as of August 8, 2016, by and between New Residential Mortgage LLC and Ditech Financial LLC

NYSE	New York Stock Exchange

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

RCS	Residential Credit Solutions, Inc., a Delaware corporation

Receivables Loan Agreement	$75 million financing facility entered into on May 2, 2012

REIT	Real estate investment trust

REO	Real estate owned

Residential loans
Residential mortgage loans, including traditional mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

ResCap	Residential Capital LLC

ResCap net assets
The rights acquired and liabilities assumed by the Company on January 31, 2013 relating to (a) all of ResCap’s Fannie Mae MSR and related servicer advances, and (b) ResCap’s mortgage originations and capital markets platforms

RESPA	Real Estate Settlement Procedures Act

Reverse loans	Reverse mortgage loans, including HECMs

Rights Agreement
The Amended and Restated Section 382 Rights Agreement, dated as of November 11, 2016, which amends and restates the Rights Agreement, dated as of June 29, 2015, between Walter Investment Management Corp. and Computershare Trust Company, N.A., as Rights Agent, as previously amended by Amendment No. 1, dated as of November 16, 2015, Amendment No. 2, dated as of November 22, 2015, and Amendment No. 3, dated as of June 28, 2016

Risk-managed loan class	Risk-managed mortgage loan class

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

RSU	Restricted stock unit

S1L	Security One Lending, an indirect wholly-owned subsidiary of the Company, now known as Ditech

SEC	U.S. Securities and Exchange Commission

Section 382	Section 382 of the Internal Revenue Code

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated December 17, 2013 among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee
Servicer and Protective Advance

Financing Facilities	The Company's interests in financing entities that acquire servicer and protective advances from certain wholly-owned subsidiaries

Standard & Poor's (S&P)	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

Tails	Participations in previously securitized HECMs created by additions to principal for borrower draws on lines of credit, interest, servicing fees, and mortgage insurance premiums

TBAs	To-be-announced securities

TCPA	Telephone Consumer Protection Act

TILA	Truth in Lending Act

Total Leverage Ratio	Total Leverage Ratio as defined under the 2013 Credit Agreement

Total Net Leverage Ratio	Total Net Leverage Ratio as defined under the 2013 Credit Agreement

Trust Notes	The mortgage-backed and asset-backed notes issued by the Residual Trusts

TSR	Total shareholder return

UPB	Unpaid principal balance

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

USDA	United States Department of Agriculture

VA	United States Department of Veterans Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.
Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015 and amended and restated on March 31, 2016

Walter Investment	Walter Investment Management Corp. and its consolidated subsidiaries

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

WCO LP	Walter Capital Opportunity, LP, a subsidiary of Walter Capital Opportunity Corp.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We seek to manage the risks inherent in our business — including, but not limited to, credit risk, liquidity risk, real estate market risk, and interest rate risk — in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. For information regarding our credit risk, real estate market risk and liquidity risk, refer to the Credit Risk, Real Estate Market Risk and Liquidity and Capital Resources sections under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	December 31, 2016
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(115,168)	$(51,147)	$41,295	$76,804
Net change in fair value - Servicing segment	$(115,168)	$(51,147)	$41,295	$76,804

Originations segment
Residential loans held for sale	$21,851	$12,410	$(14,099)	$(29,869)
Freestanding derivatives (1)	(28,898)	(15,606)	14,949	30,292
Net change in fair value - Originations segment	$(7,047)	$(3,196)	$850	$423

Reverse Mortgage segment
Reverse loans	$110,485	$54,754	$(53,822)	$(106,714)
HMBS related obligations	(90,327)	(44,867)	44,287	87,983
Net change in fair value - Reverse Mortgage segment	$20,158	$9,887	$(9,535)	$(18,731)

	December 31, 2015
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(227,315)	$(99,025)	$78,064	$145,147
Servicing rights related liabilities	8,408	4,005	(3,662)	(7,011)
Net change in fair value - Servicing segment	$(218,907)	$(95,020)	$74,402	$138,136

Originations segment
Residential loans held for sale	$29,695	$15,759	$(17,443)	$(36,162)
Freestanding derivatives (1)	(35,817)	(18,457)	18,404	37,024
Net change in fair value - Originations segment	$(6,122)	$(2,698)	$961	$862

Reverse Mortgage segment
Reverse loans	$128,204	$64,074	$(63,184)	$(125,508)
HMBS related obligations	(108,500)	(54,385)	53,808	107,053
Net change in fair value - Reverse Mortgage segment	$19,704	$9,689	$(9,376)	$(18,455)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used December 31, 2016 and 2015 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
Servicing Rights Carried at Fair Value
Servicing rights carried at fair value are subject to prepayment risk as the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. Consequently, the value of these servicing rights generally tend to diminish in periods of declining interest rates (as prepayments increase) and tend to increase in periods of rising interest rates (as prepayments decrease). This analysis ignores the impact of changes on certain material variables, such as non-parallel shifts in interest rates, or changing consumer behavior to incremental changes in interest rates.
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. We do not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights, but we may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The servicing rights carried at fair value sensitivity to interest rate changes decreased at December 31, 2016 from December 31, 2015 due primarily to a lower underlying loan balance resulting from sales of servicing rights, offset in part by originated loans sold with servicing retained. A smaller portfolio reduces our overall exposure to interest rate change.

Servicing Rights Related Liabilities
Servicing rights related liabilities consisted of excess servicing spread liabilities and servicing rights financing. Servicing rights related liabilities are generally subject to fair value losses when interest rates rise. Increasing interest rates typically slow down refinancing activity. Decreased refinancing activity increases the life of the loans underlying the servicing rights related liabilities, thereby increasing the fair value of the servicing rights related liabilities. As the fair value of the servicing rights related liabilities are related to the future economic performance of certain servicing rights, any adverse changes in those servicing rights would inherently benefit the fair value of the servicing rights related liabilities by decreasing our obligation, while any beneficial changes in the assumptions used to value servicing rights would negatively impact the fair value of the servicing rights related liabilities by increasing our obligation.
Residential Loans Held for Sale and Related Freestanding Derivatives
We are subject to interest rate risk and price risk on mortgage loans held for sale during the short time from the loan funding date until the date the loan is sold into the secondary market. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant or to purchase loans from a third-party originator, collectively referred to as IRLC, whereby the interest rate of the loan is set prior to funding or purchase. IRLCs, which are considered freestanding derivatives, are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Loan commitments generally range from 35 to 50 days from lock to funding of the mortgage loan and our holding period from funding to sale is an average of approximately 20 days.
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
Reverse Loans and HMBS Related Obligations
We are subject to interest rate risk on our reverse loans and HMBS related obligations as a result of different expected cash flows and longer expected durations for loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which include the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount.
Other Financial Instruments
The following summarizes the estimated changes in annual interest expense at December 31, 2016 and 2015 given a hypothetical and instant parallel shift in the yield curve of 25 and 50 basis points. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets.
Servicing Advance Liabilities
At December 31, 2016 and 2015, our servicing advance agreements included both fixed rate and LIBOR-based borrowings. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2016 and the outstanding LIBOR-based liabilities recorded at such time, our annual interest expense for servicing advance liabilities would have increased by $0.9 million and $1.7 million, respectively. Based on the same increases in LIBOR at December 31, 2015 and the outstanding liabilities recorded at such time, our annual interest expense for servicing advance liabilities would have increased by $1.8 million and $3.7 million, respectively.
Warehouse Borrowings
Our master repurchase agreements are primarily LIBOR-based. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2016 and the outstanding borrowings recorded at such time, our annual interest expense for warehouse borrowings would have increased by $3.0 million and $6.0 million, respectively. Based on the same increases in LIBOR at December 31, 2015 and the outstanding borrowings recorded at such time, our annual interest expense for warehouse borrowings would have increased by $3.4 million and $6.7 million, respectively.

Corporate Debt
Our 2013 Term Loan is LIBOR-based with a 1.0% floor in place. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2016 and the outstanding balances at such time, our annual interest expense for corporate debt would have increased by $0.3 million and $3.8 million, respectively. Due to the 1.0% floor, an increase of 25 and 50 basis points in LIBOR on outstanding debt recorded at December 31, 2015 would have had no impact on interest expense as the applicable rate would not have exceeded the 1.0% floor.
Mortgage Loans and Related Mortgage-backed Debt
We exclude mortgage loans and mortgage-backed debt of the Residual and Non-Residual Trusts from the analysis of rate-sensitive assets and liabilities. These assets and liabilities generally do not represent significant interest rate risk to us as it relates to potential losses in future earnings or fair value. Although we hold residual interests in the Residual Trusts, the mortgage loans and mortgage-backed debt in these trusts, which are carried at amortized cost, are mostly at fixed rates of interest. In contrast, approximately half of the assets of the Non-Residual Trusts are fixed rate, whereas the mortgage-backed debt is entirely variable rate. Nonetheless, the impact of changes in interest rates are mostly offset. However, we are obligated to exercise mandatory clean-up call obligations related to the Non-Residual Trusts, which we anticipate will settle beginning in 2017 and continuing through 2019 based upon our current cash flow projections. The majority of the call obligations in 2017 are anticipated to occur during the second half of the year. Upon exercise of the clean-up calls, we will be exposed to interest rate risk with regard to the purchased loans.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and related notes, together with the Report of Independent Registered Certified Public Accounting Firm thereon, are included in Part IV, Item 15. Exhibits and Financial Statement Schedules and begin on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, management used the 2013 criteria set forth by COSO in the Internal Control-Integrated Framework. Based on our assessment and those criteria, management has identified a material weakness in our internal control over financial reporting at December 31, 2016 and has therefore determined that our internal control over financial reporting was not effective as of such date.

Management has determined that the Company did not design and maintain effective internal controls over operational processes within the transaction level processing of Ditech Financial default servicing activities. Specifically, the Company did not design and maintain effective controls related to our ability to identify foreclosure tax liens and resolve such liens timely, foreclosure related advances, and the processing and oversight of loans in bankruptcy status. This control deficiency did not result in a misstatement of the consolidated financial statements for the year ended December 31, 2016 or prior periods. However, the control deficiency did result in several adjustments to reserves during the fourth quarter of 2016 totaling $16.3 million for exposures related to deficient processes within the operating control environment for default servicing. The control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
The effectiveness of our internal control over financial reporting at December 31, 2016, has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K which has issued a report expressing an adverse opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting

Other than with respect to the matters outlined above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2016 covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
During the fourth quarter of 2016, the Company began placing new leadership throughout Ditech Financial to strengthen operations and improve oversight of controls and processes throughout the business. During early 2017 Management’s emphasis will be to design and implement certain remediation measures to address the material weakness and enhance the Company’s internal control over financial reporting. Management, with the oversight of our Audit Committee, will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate the material weakness:

•	Management will design, document, and implement control procedures related to the review of foreclosure liens, foreclosure related advance coding, and bankruptcy plans.

•	Management will test and evaluate the design and operating effectiveness of control procedures throughout the default servicing function.

•	Management will assess the effectiveness of the remediation plan.
Management will implement the remediation measures outlined above with an expected completion date of no later than December 31, 2017. Management believes the remediation measures will strengthen Walter Investment's internal control over financial reporting and remediate the material weakness identified. If management is unsuccessful in implementing the new controls to address the material weakness and to strengthen the overall internal control environment with respect to Ditech Financial default servicing our financial condition and results of operations may result in inaccurate and untimely reporting. Management will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that management deems appropriate given the circumstances.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Stockholders of
Walter Investment Management Corp.
We have audited Walter Investment Management Corp. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Walter Investment Management Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•
Management has determined that the Company did not design and maintain effective internal controls over operational processes within the transaction level processing of Ditech Financial default servicing activities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Walter Investment Management Corp. and subsidiaries. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 14, 2017, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Walter Investment Management Corp. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP
Tampa, Florida
March 14, 2017

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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
ITEM 16. FORM 10-K SUMMARY
Omitted.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.

Dated: March 14, 2017	By:	/s/ Anthony N. Renzi
Anthony N. Renzi
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Awad	Chairman	March 14, 2017
George M. Awad

/s/ Daniel Beltzman	Director	March 14, 2017
Daniel Beltzman

/s/ Steven R. Berrard	Director	March 14, 2017
Steven R. Berrard

/s/ Michael M. Bhaskaran	Director	March 14, 2017
Michael M. Bhaskaran

/s/ Ellyn L. Brown	Director	March 14, 2017
Ellyn L. Brown

/s/ Neal P. Goldman	Director	March 14, 2017
Neal P. Goldman

/s/ William J. Meurer	Director	March 14, 2017
William J. Meurer

/s/ Alvaro G. de Molina	Director	March 14, 2017
Alvaro G. de Molina

/s/ Vadim Perelman	Director	March 14, 2017
Vadim Perelman

/s/ Michael T. Tokarz	Director	March 14, 2017
Michael T. Tokarz

/s/ Anthony N. Renzi	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2017
Anthony N. Renzi

/s/ Gary L. Tillett	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2017
Gary L. Tillett

INDEX TO EXHIBITS

Exhibit No.	Description
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

2.6
Stock Purchase Agreement, dated as of December 31, 2012, by and among Walter Investment Management Corp., Security One Lending, JAM Special Opportunities Fund II, L.P., as principal seller, and the other stockholder sellers listed on the signature pages thereto (Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

2.7*
Stock Purchase Agreement among Green Tree Credit Solutions LLC, Walter Investment Management Corp., Insureco, Incorporated, and InterFinancial, Inc., solely with respect to Article X, dated as of December 30, 2016.

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

3.4
Walter Investment Management Corp. Articles of Amendment, effective June 9, 2016 (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2016).

3.5
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

4.4
Indenture, dated as of December 17, 2013, among Walter Investment Management Corp., the guarantor parties thereto and Wells Fargo Bank, National Association, as trustee, and form of 7.875% Senior Notes due 2021) (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013).

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

4.5.4
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

4.5.5
Amended and Restated Section 382 Rights Agreement, dated as of November 11, 2016, between Walter Investment Management Corp. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Articles Supplementary for the Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 2016).

Exhibit No.	Description
4.6.1
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

4.6.2
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

4.7.1
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

4.7.2
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

4.8
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

10.4
Joint Litigation Agreement between Walter Industries, Inc. and Walter Investment Management LLC, effective as of April 17, 2009 (Incorporated herein by reference to Exhibit 10.1.9 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2009).

Exhibit No.	Description
10.5.1†
The 2009 Long-Term Equity Incentive Plan of Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.65 to Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 15, 2009).

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

10.7.1†
Employment Letter Agreement between Walter Investment Management Corp. and Denmar J. Dixon dated January 22, 2010 (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 26, 2010).

10.7.2†
Employment Agreement, by and between Walter Investment Management Corp. and Denmar J. Dixon, entered into as of April 4, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on April 6, 2016).

10.7.3†
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

10.8.2†
Amendment to Mark J. O'Brien Employment Contract dated March 29, 2012 (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 3, 2012).

10.8.3†
Retirement Agreement, by and between Walter Investment Management Corp. and Mark J. O'Brien, entered into as of October 2, 2015 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 5, 2015).

10.9.1†
Walter Investment Management Corp. Amended and Restated 2011 Omnibus Incentive Plan (Amended and Restated May 3, 2013) (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 8, 2013).

10.9.2†
Form of Nonqualified Option Award Agreement under 2011 Omnibus Incentive Plan of Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 16, 2011).

10.9.3†
Form of Performance Share Award Agreement under the Walter Investment Management Corp. Amended and Restated 2011 Omnibus Incentive Plan (Amended and Restated May 3, 2013) (Incorporated herein by reference to Exhibit 10.10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015).

10.9.4†
Form of Restricted Stock Unit Award Agreement under the Walter Investment Management Corp. Amended and Restated 2011 Omnibus Incentive Plan (Amended and Restated May 3, 2013) (Incorporated herein by reference to Exhibit 10.10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015).

10.9.5†
Walter Investment Management Corp. 2011 Omnibus Incentive Plan, Amended and Restated effective June 9, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2016).

10.9.6*†	Form of 2016 Nonqualified Stock Options Award Agreement under the Walter Investment Management Corp. Amended and Restated 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016).

10.9.7*†	Form of 2016 Performance Share Award Agreement under the Walter Investment Management Corp. 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016).

Exhibit No.	Description
10.9.8*†	Form of 2016 Long Term Incentive Cash-Based Award Agreement under the Walter Investment Management Corp. 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016).

10.10†
Form of Green Tree Executive Severance Plan for Senior Executives entered into by the Company's Green Tree subsidiary (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as filed with the Securities and Exchange Commission on November 8, 2011).

10.11†
Severance Policy of Walter Investment Management Corp. effective February 9, 2015 (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 29, 2016).

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

10.12.10
Amendment No. 9 to Receivables Loan Agreement, dated as of April 22, 2016, by and among Green Tree Advance Receivables II LLC, as borrower, Ditech Financial LLC, as administrator, the financial institutions identified on the signature pages thereto, as lenders, Wells Fargo Bank, National Association, as calculation agent, account bank, verification agent and securities intermediary, and Wells Fargo Capital Finance, LLC, as agent for the lenders (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 as filed with the Securities and Exchange Commission on May 3, 2016).

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

10.13.3
Guaranty made as of March 17, 2014 by Walter Investment Management Corp. for the benefit of Fannie Mae (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as filed with the Securities and Exchange Commission on May 8, 2014 and amended on May 13, 2014).

10.13.4+
Addendum to the MSSC, effective June 6, 2014, by and between Fannie Mae and Green Tree Servicing (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as filed with the Securities and Exchange Commission on August 11, 2014).

10.13.5
Addendum to the MSSC between Fannie Mae and Green Tree Servicing effective April 4, 2012 (Incorporated herein by reference to Exhibit 10.14.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015).

10.13.6
Addendum to the MSSC between Fannie Mae and Green Tree Servicing effective February 8, 2013 (Incorporated herein by reference to Exhibit 10.14.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015).

10.13.7
Addendum to the MSSC between Fannie Mae and Green Tree Servicing effective April 29, 2013 (Incorporated herein by reference to Exhibit 10.14.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015).

10.13.8
Addendum to the MSSC between Fannie Mae and Ditech Financial LLC dated August 31, 2015 (Incorporated herein by reference to Exhibit 10.13.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 29, 2016).

10.14
Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, by and between Green Tree Servicing, and Bank of America, National Association (Incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

10.15.1
Credit Agreement dated December 19, 2013, among Walter Investment Management Corp., Credit Suisse AG, as administrative agent and collateral agent, the lenders from time to time party thereto and the other parties thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 20, 2013).

10.15.2
Amendment No. 1, dated February 23, 2016, to the Amended and Restated Credit Agreement dated December 19, 2013, among Walter Investment Management Corp., Credit Suisse AG, as administrative agent and collateral agent and the lenders from time to time party thereto (Incorporated herein by reference to Exhibit 10.16.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 29, 2016).

Exhibit No.	Description
10.15.3
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 5, 2016, among Walter Investment Management Corp., as borrower, the lender from time to time and parties thereto, and Credit Suisse AG, as administrative agent (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as filed with the Securities and Exchange Commission on August 9, 2016).

10.16†
Employment Letter Agreement between Walter Investment Management Corp. and Gary Tillett dated January 28, 2013 (Incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.17.1*+	Subservicing Agreement between New Residential Mortgage LLC and Ditech Financial LLC, dated August 8, 2016.

10.17.2*	Amendment No. 1 to Subservicing Agreement between New Residential Mortgage LLC and Ditech Financial LLC, dated December 29, 2016.

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

10.21
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

10.22.1
Master Repurchase Agreement, dated September 29, 2015, but effective as of October 15, 2015, among Barclays Bank PLC, as Agent, Sutton Funding LLC, as Purchaser, Reverse Mortgage Solutions, Inc., as a Seller and RMS REO BRC, LLC, as a Seller (Incorporated herein by reference to Exhibit 10.22.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 29, 2016).

10.22.2
Guaranty, dated September 29, 2015, but effective as of October 15, 2015, by Walter Investment Management Corp., as Guarantor, and acknowledged and agreed by Barclays Bank PLC, as Agent and Sutton Funding LLC, as Purchaser (Incorporated herein by reference to Exhibit 10.22.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 29, 2016).

10.22.3
Amendment No. 1 to Master Repurchase Agreement, dated as of May 23, 2016, among Barclays Bank PLC, as agent, Sutton Funding LLC, as purchaser, Reverse Mortgage Solutions, Inc., as a seller, and RMS REO BRC, LLC, as a seller (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as filed with the Securities and Exchange Commission on August 9, 2016).

10.22.4*
Amendment No. 2 to Master Repurchase Agreement, dated as of February 27, 2017, among Barclays Bank PLC, as agent, Sutton Funding LLC, as purchaser, Reverse Mortgage Solutions, Inc., as a seller, and RMS REO BRC, LLC, as a seller.

Exhibit No.	Description
10.23.1
Master Repurchase Agreement, dated February 23, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, Reverse Mortgage Solutions, Inc., RMS REO CS LLC and Wilmington Savings Fund Society, FSB, D/B/A Christian Trust (Incorporated herein by reference to Exhibit 10.23.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 29, 2016).

10.23.2
Guaranty, dated as of February 23, 2016, by Walter Investment Management Corp., as Guarantor (Incorporated herein by reference to Exhibit 10.23.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 29, 2016).

10.23.3
Side Letter, dated as of July 22, 2016, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Reverse Mortgage Solutions, Inc., as seller, RMS REO CS, LLC, as REO subsidiary, RMS CS Repo Trust 2016, as transaction subsidiary, and Credit Suisse AG, as buyer (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as filed with the Securities and Exchange Commission on August 9, 2016).

10.23.4*
Amended & Restated Master Repurchase Agreement, dated February 21, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD, other Buyers from time to time, Reverse Mortgage Solutions, Inc. and RMS REO CS, LLC.

10.23.5*
Amended and Restated Guaranty, dated as of February 21, 2017, by Walter Investment Management Corp., as Guarantor of all of the obligations and liabilities of Reverse Mortgage Solutions, Inc. and RMS REO CS, LLC, in favor of Credit Suisse First Boston Mortgage Capital LLC, as administrative agent under the Amended and Restated Master Repurchase Agreement, dated as of February 21, 2017.

10.24.1†
Employment Letter Agreement between Walter Investment Management Corp. and Jonathan F. Pedersen, dated October 16, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as filed with the Securities and Exchange Commission on May 7, 2015).

10.24.2*†	Retention Agreement between Walter Investment Management Corp. and Jonathan F. Pedersen, dated February 17, 2017.

10.25.1†
Employment Letter Agreement between Walter Investment Management Corp. and David Schneider, dated February 10, 2015 (Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 29, 2016).

10.25.2*†	Separation Agreement and Release of Claims between Walter Investment Management Corp. and David Schneider, dated December 2, 2016.

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

10.28*†	Employment Letter Agreement between Walter Investment Management Corp. and Jeffrey Baker, dated October 14, 2016.

10.29.1†
Employment Agreement, by and between Walter Investment Management Corp. and Anthony Renzi, entered into as of August 8, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 12, 2016).

10.29.2†
Walter Investment Management Corp. Long Term Incentive Cash-Based Award Agreement Under the 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016), entered into September 13, 2016, between the Company and Anthony Renzi (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 as filed with the Securities and Exchange Commission on November 9, 2016).

Exhibit No.	Description
10.29.3†
Walter Investment Management Corp. Restricted Stock Unit Award Agreement Under the 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016), entered into September 13, 2016, between the Company and Anthony Renzi (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 as filed with the Securities and Exchange Commission on November 9, 2016).

10.30.1†
Letter Agreement, dated as of June 8, 2016, by and between Walter Investment Management Corp. and George M. Awad (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2016).

10.30.2*†
Walter Investment Management Corp. Restricted Stock Unit Award Agreement Under the 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016), dated June 30, 2016, between the Company and George M. Awad.

10.31.1*†	Employment Letter Agreement between Walter Investment Management Corp. and Sheryl L. Newman, dated March 26, 2015.

10.31.2*†	Separation Agreement and Release of Claims between Walter Investment Management Corp. and Sheryl L. Newman, dated December 1, 2016.

10.32*†	Employment Letter Agreement between Walter Investment Management Corp. and Alfred W. Young, Jr., dated October 12, 2016.

21*	Subsidiaries of the Registrant.

23*	Consent of Ernst & Young LLP.

31.1*	Certification by Anthony N. Renzi pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by Anthony N. Renzi and Gary L. Tillett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
XBRL (Extensible Business Reporting Language) - The following materials from Walter Investment Management Corp.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

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

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Stockholders of
Walter Investment Management Corp.
We have audited the accompanying consolidated balance sheets of Walter Investment Management Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Schedule I. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Walter Investment Management Corp. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Investment Management Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2017 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP

Tampa, Florida
March 14, 2017

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$224,598	$202,828
Restricted cash and cash equivalents	204,463	708,099
Residential loans at amortized cost, net (includes $5,167 and $4,457 in allowance for loan losses at December 31, 2016 and 2015, respectively)	665,209	541,406
Residential loans at fair value	12,416,542	12,673,439
Receivables, net (includes $15,033 and $16,542 at fair value at December 31, 2016 and 2015, respectively)	267,962	137,190
Servicer and protective advances, net (includes $146,781 and $120,338 in allowance for uncollectible advances at December 31, 2016 and 2015, respectively)	1,195,380	1,631,065
Servicing rights, net (includes $949,593 and $1,682,016 at fair value at December 31, 2016 and 2015, respectively)	1,029,719	1,788,576
Goodwill	47,747	367,911
Intangible assets, net	11,347	84,038
Premises and equipment, net	82,628	106,481
Deferred tax assets, net	299,926	108,050
Assets held for sale	71,085	—
Other assets (includes $87,937 and $58,512 at fair value at December 31, 2016 and 2015, respectively)	242,290	200,364
Total assets	$16,758,896	$18,549,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $11,804 and $6,475 at fair value at December 31, 2016 and 2015, respectively)	$759,011	$597,926
Servicer payables	146,332	603,692
Servicing advance liabilities	783,229	1,229,280
Warehouse borrowings	1,203,355	1,340,388
Servicing rights related liabilities at fair value	1,902	117,000
Corporate debt	2,129,000	2,157,424
Mortgage-backed debt (includes $514,025 and $582,340 at fair value at December 31, 2016 and 2015, respectively)	943,956	1,051,679
HMBS related obligations at fair value	10,509,449	10,647,382
Liabilities held for sale	2,402	—
Total liabilities	16,478,636	17,744,771

Commitments and contingencies (Note 31)

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 36,391,129 and 35,573,405 shares at December 31, 2016 and 2015, respectively	364	355
Additional paid-in capital	596,067	591,454
Retained earnings (accumulated deficit)	(317,104)	212,054
Accumulated other comprehensive income	933	813
Total stockholders' equity	280,260	804,676
Total liabilities and stockholders' equity	$16,758,896	$18,549,447

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

	December 31,
	2016	2015
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:
Restricted cash and cash equivalents	$45,843	$59,705
Residential loans at amortized cost, net	462,877	500,563
Residential loans at fair value	492,499	526,016
Receivables, net	15,798	16,542
Servicer and protective advances, net	734,707	1,136,246
Other assets	19,831	12,170
Total assets	$1,771,555	$2,251,242

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$2,985	$3,435
Servicing advance liabilities	650,565	992,769
Mortgage-backed debt (includes $514,025 and $582,340 at fair value at December 31, 2016 and 2015, respectively)	943,956	1,051,679
Total liabilities	$1,597,506	$2,047,883
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
REVENUES
Net servicing revenue and fees	$340,991	$494,267	$601,510
Net gains on sales of loans	409,448	453,840	462,172
Net fair value gains on reverse loans and related HMBS obligations	59,022	98,265	109,972
Interest income on loans	45,700	74,365	134,555
Insurance revenue	41,968	47,201	71,010
Other revenues	98,588	106,321	107,934
Total revenues	995,717	1,274,259	1,487,153

EXPENSES
General and administrative	619,772	574,091	577,506
Salaries and benefits	520,357	576,817	578,627
Goodwill and intangible assets impairment	326,286	207,557	82,269
Interest expense	255,781	273,606	303,103
Depreciation and amortization	59,426	69,128	72,721
Other expenses, net	10,530	10,557	10,803
Total expenses	1,792,152	1,711,756	1,625,029

OTHER GAINS (LOSSES)
Net gains on extinguishment	14,662	4,660	—
Other net fair value gains (losses)	(4,234)	7,398	19,280
Other	(3,811)	21,013	(744)
Total other gains	6,617	33,071	18,536

Loss before income taxes	(789,818)	(404,426)	(119,340)
Income tax benefit	(260,660)	(141,236)	(9,012)
Net loss	$(529,158)	$(263,190)	$(110,328)

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES
Change in postretirement benefits liability	$100	$193	$138
Amortization of realized losses on closed hedges	—	—	(145)
Unrealized gain on available-for-sale security in other assets	75	503	77
Other comprehensive income before taxes	175	696	70
Income tax expense for other comprehensive income items	55	278	173
Other comprehensive income (loss)	120	418	(103)
Total comprehensive loss	$(529,038)	$(262,772)	$(110,431)

Net loss	$(529,158)	$(263,190)	$(110,328)
Basic and diluted loss per common and common equivalent share	$(14.71)	$(7.00)	$(2.93)
Weighted-average common and common equivalent shares outstanding — basic and diluted	35,973	37,578	37,631
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2014	37,377,274	$374	$580,572	$585,572	$498	$1,167,016
Net loss	—	—	—	(110,328)	—	(110,328)
Other comprehensive loss, net of tax	—	—	—	—	(103)	(103)
Share-based compensation	—	—	14,533	—	—	14,533
Excess tax benefit on share-based compensation	—	—	42	—	—	42
Share-based compensation issuances, net	334,349	3	5,496	—	—	5,499
Balance at December 31, 2014	37,711,623	377	600,643	475,244	395	1,076,659
Net loss	—	—	—	(263,190)	—	(263,190)
Other comprehensive income, net of tax	—	—	—	—	418	418
Share-based compensation	—	—	20,937	—	—	20,937
Tax shortfall on share-based compensation			(1,367)			(1,367)
Share-based compensation issuances, net	244,515	2	(718)	—	—	(716)
Repurchase and cancellation of common stock under repurchase plan	(2,382,733)	(24)	(28,041)	—	—	(28,065)
Balance at December 31, 2015	35,573,405	355	591,454	212,054	813	804,676
Net loss	—	—	—	(529,158)	—	(529,158)
Other comprehensive income, net of tax	—	—	—	—	120	120
Share-based compensation	—	—	6,568	—	—	6,568
Tax shortfall on share-based compensation	—	—	(1,393)	—	—	(1,393)
Share-based compensation issuances, net	817,724	9	(562)	—	—	(553)
Balance at December 31, 2016	36,391,129	$364	$596,067	$(317,104)	$933	$280,260
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(529,158)	$(263,190)	$(110,328)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(59,022)	(98,265)	(109,972)
Amortization of servicing rights	21,801	26,827	43,101
Change in fair value of servicing rights	480,476	401,992	273,502
Change in fair value of servicing rights related liabilities	(13,518)	(1,587)	(2,114)
Change in fair value of charged-off loans	(20,716)	(18,475)	(7,598)
Other net fair value (gains) losses	11,087	1,682	(8,530)
Accretion of discounts on residential loans and advances	(3,652)	(7,130)	(15,744)
Accretion of discounts on debt and amortization of deferred debt issuance costs	33,413	31,412	33,783
Provision for uncollectible advances	64,729	52,679	75,704
Depreciation and amortization of premises and equipment and intangible assets	59,426	69,128	72,721
Benefit for deferred income taxes	(193,326)	(196,326)	(35,408)
Share-based compensation	6,568	20,937	14,533
Purchases and originations of residential loans held for sale	(21,054,053)	(25,942,841)	(18,878,305)
Proceeds from sales of and payments on residential loans held for sale	21,410,118	25,896,204	19,042,387
Net gains on sales of loans	(409,448)	(453,840)	(462,172)
Goodwill and intangible assets impairment	326,286	207,557	82,269
Proceeds from sale of trading security	—	70,390	—
Gain on sale of trading security	—	(10,296)	—
Gain on sale of investments	—	(8,959)	—
Other	4,999	(3,188)	1,104

Changes in assets and liabilities
Decrease (increase) in receivables	(81,695)	(4,196)	67,416
Decrease (increase) in servicer and protective advances	380,298	135,831	(289,464)
Decrease (increase) in other assets	16,434	29,793	(17,332)
Increase (decrease) in payables and accrued liabilities	(24,429)	5,936	67,018
Increase (decrease) in servicer payables, net of change in restricted cash	25,332	9,832	(40,841)
Cash flows provided by (used in) operating activities	451,950	(48,093)	(204,270)

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Investing activities
Purchases and originations of reverse loans held for investment	(896,879)	(1,471,275)	(1,505,215)
Principal payments received on reverse loans held for investment	1,122,267	871,832	548,660
Principal payments received on mortgage loans held for investment	92,619	114,906	162,257
Payments received on charged-off loans held for investment	23,060	26,385	14,929
Payments received on receivables related to Non-Residual Trusts	8,110	7,481	9,471
Proceeds from sales of real estate owned, net	111,091	76,703	55,306
Purchases of premises and equipment	(32,866)	(27,761)	(21,573)
Decrease in restricted cash and cash equivalents	8,946	9,219	11,333
Payments for acquisitions of businesses, net of cash acquired	(3,066)	(5,095)	(197,061)
Acquisitions of servicing rights, net	(9,794)	(264,743)	(268,618)
Proceeds from sales of servicing rights, net	280,970	—	—
Proceeds from sale of residual interests in Residual Trusts	—	189,513	—
Proceeds from sale of investment	—	14,376	—
Acquisitions of charged-off loans held for investment	—	—	(64,548)
Other	(4,649)	3,511	10,948
Cash flows provided by (used in) investing activities	699,809	(454,948)	(1,244,111)

Financing activities
Payments on corporate debt	(480)	(12,901)	(17,220)
Extinguishments and settlement of debt	(31,037)	(79,877)	—
Proceeds from securitizations of reverse loans	960,157	1,622,481	1,617,399
Payments on HMBS related obligations	(1,371,375)	(1,025,458)	(637,272)
Issuances of servicing advance liabilities	2,179,488	2,073,227	2,299,930
Payments on servicing advance liabilities	(2,625,476)	(2,206,965)	(1,905,331)
Net change in warehouse borrowings related to mortgage loans	(151,172)	207,305	75,726
Net change in warehouse borrowings related to reverse loans	14,139	(43,873)	15,667
Proceeds from sales of excess servicing spreads and servicing rights	34,307	55,698	75,426
Payments on servicing rights related liabilities	(22,092)	(12,317)	(6,822)
Payments on mortgage-backed debt	(107,598)	(136,493)	(181,155)
Other debt issuance costs paid	(11,039)	(13,949)	(17,281)
Repurchase of shares under stock repurchase plan	—	(28,065)	—
Other	2,189	(13,119)	(42,396)
Cash flows provided by (used in) financing activities	(1,129,989)	385,694	1,276,671

Net increase (decrease) in cash and cash equivalents	21,770	(117,347)	(171,710)
Cash and cash equivalents at the beginning of the year	202,828	320,175	491,885
Cash and cash equivalents at the end of the year	$224,598	$202,828	$320,175
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
Walter Investment Management Corp. and its subsidiaries, or the Company, is a leading independent servicer and originator of mortgage loans and servicer of reverse mortgage loans. The Company services a wide array of loans across the credit spectrum for its own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. Through the consumer, correspondent and wholesale lending channels, the Company originates and purchases residential mortgage loans that are predominantly sold to GSEs and government agencies. The Company also operates two supplementary businesses; asset receivables management and real estate owned property management and disposition.
The Company operates throughout the U.S. through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 29 for additional information related to segment reporting.
Certain acronyms and terms used throughout these notes are defined in the Glossary of Terms in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Revision of Previously Issued Financial Statements
During the year ended December 31, 2016, the Company made immaterial corrections of errors in its consolidated balance sheet to insurance related receivables and payables. The insurance business was acquired in 2011. The accounting related to insurance premium receivables and carrier payables was maintained consistently with practices prior to the acquisition. As part of the potential sale transaction, discussed in Note 16, certain agreements related to the insurance business were further reviewed and it was determined that the gross up of premiums and related carrier payables was not consistent with the terms of such agreements. Thus, the Company assessed the effect of the overstatement in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the overstatement was not material to the Company’s prior interim and annual financial statements. The Company corrected the overstatement in the year ended December 31, 2016 and revised its previously-issued financial statements for the years ended December 31, 2015. All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of the overstatement. Total assets and total liabilities at December 31, 2015 decreased by $42.1 million, which included a decrease in receivables, net of $77.2 million, an increase in servicer and protective advances, net of $35.2 million, and a decrease in payables and accrued liabilities of $42.1 million.
The Company also revised the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014. All of the revisions were made to the changes in assets and liabilities included in cash flows provided by (used in) operating activities. For the year ended December 31, 2015, cash flows from the change in receivables decreased by $6.8 million, while the cash flows from the change in servicer and protective advances and change in payables and accrued liabilities increased by $1.9 million and $4.9 million, respectively. For the year ended December 31, 2014, cash flows from the change in receivables decreased by $3.1 million, while the cash flows from the change in servicer and protective advances and change in payables and accrued liabilities increased by $1.9 million and $1.2 million, respectively.
The Company evaluated its internal controls over financial reporting as it related to this overstatement. The error in application of accounting guidance occurred at the time of acquisition of the insurance business. Subsequent controls over contract review were implemented in 2013 and deemed to be operating effectively as of December 31, 2016 and 2015, respectively.

Recent Accounting Guidance
In May 2014, the FASB issued new revenue recognition guidance that supersedes most industry-specific guidance but does exclude insurance contracts and financial instruments. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. In April 2015, the FASB voted for a one-year deferral of the effective date, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Subsequent to the initial issuance, the FASB has continued to issue updates to this guidance to provide additional clarification and implementation instructions to issuers regarding (i) principal versus agent considerations, (ii) identifying performance obligations, (iii) licensing, and (iv) narrow-scope improvements and practical expedients relating to assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The Company has reviewed the scope of the guidance and monitored the determinations of the FASB Transition Resource Group and concluded that a number of the Company's most significant revenue streams are not within the scope of the standard because the standard does not apply to revenue on contracts accounted for under the transfers and servicing of financial assets or financial instruments standards. Therefore, revenue recognition for these contracts will remain unchanged. However, the FASB has issued, and may issue in the future, interpretive guidance that may cause the Company’s evaluation to change. The Company continues to evaluate certain select revenue streams, including subservicing fees, for the effect that this guidance will have on its consolidated financial statements. Based on current guidance available, while there may be some impact on revenue recognition, we do not expect the adoption of this guidance to have a significant impact on the consolidated financial statements. The Company has not yet selected a transition method.
In August 2014, the FASB issued an accounting standards update intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This standard was effective for the Company beginning December 31, 2016. The Company’s disclosures reflect required elements of this standard as a result of management’s evaluation.
In April 2015, the FASB issued an accounting standards update that provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This guidance was effective for the Company beginning January 1, 2016. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
In September 2015, the FASB issued an accounting standards update that provides updated guidance regarding simplifying the accounting for recognizing adjustments to provisional amounts identified during the measurement period in a business combination. To simplify the accounting for these adjustments, the amendments in this update eliminate the requirement to retrospectively account for the adjustments and to recognize them in the period that they are identified. This guidance was effective for the Company beginning January 1, 2016. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments. The new standard revises an entity's accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. At December 31, 2016, the Company did not hold any equity securities measured at fair value, but did have certain financial liabilities measured at fair value. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.
In February 2016, the FASB issued an accounting standards update that requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. While the Company is currently evaluating the effect that this guidance will have on its consolidated financial statements, it will result in the recognition of certain operating leases as right-of-use assets and lease liabilities on the consolidated balance sheets. The Company’s current minimum commitments under noncancelable operating leases are described in Note 31.

In March 2016, the FASB issued an accounting standards update that provides updated guidance for improvements to employee share-based payment accounting. The new standard revises an entity's accounting for income taxes on share-based-compensation, such that all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Finally, the new standard allows entities to estimate the number of forfeitures expected to occur when measuring compensation cost (consistent with current GAAP) or to account for forfeitures in compensation cost when they occur. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company will adopt this guidance in the first quarter of 2017 by recording the cumulative impact, if any, of applying the standard to retained earnings. The Company has elected to continue with its current methodology of estimating expected forfeitures at the date of grant, and adjust throughout the vesting term as needed. If the Company had adopted this guidance in 2016, the Company’s has estimated its income tax benefit and effective tax rate would have decreased by approximately $1.4 million and less than 1%, respectively, and diluted loss per share would have decreased by less than $0.10 per share.
In March 2016, the FASB issued an accounting standards update that provides guidance to simplify the transition to the equity method of accounting for investments. It requires that the equity method investor add the cost of acquiring additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. It also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income. This guidance was effective for the Company beginning January 1, 2017. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.
In June 2016, the FASB issued an accounting standards update that amends the guidance for recognizing credit losses on financial instruments measured at amortized cost. This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company does not expect that, based on the Company's current methodologies for accounting for financial instruments, the adoption of this guidance will have a material impact on its consolidated financial statements. The significance of the adoption of this guidance may change at the time of adoption based on the nature of the Company's financial instruments at that time and the corresponding conclusions reached.
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
In October 2016, the FASB issued an accounting standards update that amends the guidance on the classification of income taxes related to the intra-entity transfer of assets other than inventory. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements. However, the significance of adoption is dependent on the nature of the transactions and corresponding tax laws in effect at the time of adoption.
In October 2016, the FASB issued an accounting standards update that amends the guidance on consolidation for interests held through related parties that are under common control. The update amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This guidance was effective for the Company beginning January 1, 2017. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.
In November 2016, the FASB issued an accounting standards update that amends the guidance on restricted cash within the statement of cash flows. The update amends the classification of restricted cash and cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption will impact the presentation of the cash flows, but will not otherwise have a material impact on the consolidated results of operations or financial condition.

In January 2017, the FASB issued an accounting standards update that amends the guidance on business combinations. The update clarifies the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction should be accounted for as an acquisition of assets or a business. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company will apply this guidance to its assessment of applicable transactions, such as acquisitions and disposals of assets or business, consummated after the adoption date.
In January 2017, the FASB issued an accounting standards update that amends the guidance on goodwill. Under the update, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, while not exceeding the carrying value of goodwill. The update eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently considering the timing of adoption and will apply this guidance to applicable impairment tests after the adoption date.
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
Deconsolidation of Marix
During the second quarter of 2015, the Company completed the contribution and deconsolidation of 100% of the equity of Marix to WCO pursuant to the terms of an amended contribution agreement among the Company, WCO and certain other parties. Pursuant to such agreement and as consideration for such contribution, during the third quarter of 2015, the Company received 300,000 partnership common units in WCO LP, a contingent consideration, following achievement by Marix of various post-contribution milestones, including the purchase of its first MSR. The Company elected to account for the partnership common units as contingent consideration under the gain contingency model. As a result, during the third quarter of 2015 the Company recorded a $3.1 million gain for the consideration received for the contribution of Marix, which is recorded in the other line item within other gains (losses) on the consolidated statements of comprehensive loss.

Cash and Cash Equivalents
Cash and cash equivalents include short-term deposits and highly-liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. The Company maintains cash and cash equivalents with federally-insured financial institutions and these balances typically exceed insurable amounts. Cash equivalents also include amounts due from third-party financial institutions in process of settlement. These transactions typically settle in three days or less and were $110.6 million and $116.1 million at December 31, 2016 and 2015, respectively.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents include cash and cash equivalents that are legally restricted as to use or withdrawal. Restricted cash primarily includes (i) principal and interest payments collected by the Company as servicer on behalf of third-party credit owners and unconsolidated securitization trusts that have not yet been remitted to the credit owners or trusts; (ii) principal and interest payments collected by consolidated securitization trusts that have not yet been remitted to the bondholders; and (iii) amounts pledged as collateral for servicing advance facilities. Restricted cash equivalents include investments in money market mutual funds. During the year ended December 31, 2016, the Company transitioned a large portion of its mortgage loan servicing portfolio to MSP, which resulted in a reduction to certain restricted cash account balances as a result of changes in the structure and timing of the flow of funds to certain custodial accounts that are not reflected in the consolidated balance sheets.
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
Loan Modifications
The Company will occasionally modify a loan agreement at the request of the borrower. The Company’s current modification program offered to borrowers is limited and is used to assist borrowers experiencing temporary hardships and is intended to minimize the economic loss to the Company and to avoid foreclosure. Generally, the Company’s modifications are short-term interest rate reductions and/or payment deferrals with forgiveness of principal rarely granted. A modification of a loan constitutes a troubled debt restructuring when a borrower is experiencing financial difficulty and the modification constitutes a concession. Loans modified in a troubled debt restructuring are typically already on non-accrual status and have an allowance recorded. At times, loans reflected on the Company's balance sheet are modified in a troubled debt restructuring and may have the financial effect of increasing the allowance associated with the loan. The allowance for an impaired loan that has been modified in a troubled debt restructuring is measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral less any selling costs. Troubled debt restructurings for these loans have historically been, and continue to be, insignificant to the Company.
Residential Loans at Fair Value
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value consist of reverse loans, mortgage loans related to the Non-Residual Trusts, and charged-off loans. The Company has elected to carry these loans at fair value.
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
The yield on reverse loans and any change in fair value are recorded in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive loss. Similarly, the yield on and change in fair value of mortgage loans related to the Non-Residual Trusts are recorded in other net fair value gains (losses) on the consolidated statements of comprehensive loss. The yield on reverse loans and mortgage loans related to the Non-Residual Trusts includes recognition of contractual interest income that is expected to be collected based on the stated interest rates of the loans, as well as the accretion of fair value.

Charged-off loans represent a portfolio of defaulted consumer and residential loans that were acquired at substantial discounts to face value. Charged-off loans are consumers' unpaid financial commitments and include residential mortgage loans, auto loans and other unsecured consumer loans. The accretion of fair value associated with charged-off loans and any change in fair value are recorded in other revenues on the consolidated statements of comprehensive loss. There is no contractual interest income recognized in relation to charged-off loans.
Purchases and originations of and payments received on residential loans held for investment are included in investing activities on the consolidated statements of cash flows.
Residential Loans Held for Sale
Residential loans held for sale represent mortgage loans originated or acquired by the Company with the intent to sell. These loans are originated or acquired primarily for purposes of selling into the secondary market or to private investors as whole loans with servicing rights either retained or sold. The Company has elected to carry mortgage loans held for sale at fair value. The yield on the loans, any change in fair value, and gains or losses recognized upon sale of the loans are recorded in net gains on sales of loans on the consolidated statements of comprehensive loss. The yield on the loans includes recognition of interest income that is expected to be collected based on the stated interest rates of the loans, as well as the accretion of fair value. Loan origination fees are recorded in other revenues within the consolidated statements of comprehensive loss when earned and related costs are recognized in general and administrative expenses when incurred. All activity related to residential loans held for sale are included in operating activities on the consolidated statements of cash flows.
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
The Company records a provision for losses relating to such representations and warranties as part of its loan sale transactions at the time the loan is sold in accordance with the accounting guidance for guarantees. The provision is a reduction in the net gains on sales of loans on the consolidated statements of comprehensive loss. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, historical defect rates, projected repurchase rates, projected resale values, and the probability of reimbursement by the correspondent loan seller. The liability, which is recorded in payables and accrued liabilities on the consolidated balance sheets, is updated based on changes in estimates, with those changes recorded as a component of general and administrative expenses on the consolidated statements of comprehensive loss. The level of the liability for representations and warranties requires considerable management judgment. The level of residential loan repurchase losses is dependent on economic factors and external conditions that may change over the lives of the underlying loans.
Receivables Related to Non-Residual Trusts
Receivables related to Non-Residual Trusts, which are recorded in receivables, net on the consolidated balance sheets, consist of the estimated fair value of expected future draws on LOCs from a third party. The LOCs are credit enhancements to the Non-Residual Trusts. The cash flows received from the LOC draws are paid directly to the underlying securitization trusts and are used to pay bondholders of these securitizations for shortfalls in principal and interest collections on the loans in the securitizations. The Company has elected to carry these receivables at fair value. Changes in fair value are recorded in other net fair value gains (losses) on the consolidated statements of comprehensive loss.

Servicing Operations
Servicing Rights, Net
Capitalized servicing rights include rights associated with servicing and subservicing contracts acquired in connection with business combinations and servicing rights acquired through the purchase of such rights from third parties or through the sale of loans with servicing rights retained. At initial recognition, the fair value of the servicing right is established using assumptions consistent with those used to establish the fair value of existing servicing rights.
A servicing or subservicing asset (or liability) is recognized on the consolidated balance sheets when the benefits of servicing are deemed to be greater (or lower) than adequate compensation for the servicing activities performed by the Company. No servicing or subservicing asset or liability is recorded if the amounts earned represent adequate compensation. Generally, no servicing asset or liability is recognized when the Company enters into new subservicing contracts; however, previously existing contracts acquired in a business combination may be deemed to provide greater (or lower) than adequate compensation.
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
Servicing rights associated with the mortgage loan class and the reverse loan class are amortized based on expected cash flows in proportion to and over the life of servicing revenue. Amortization is recorded as an adjustment to net servicing revenue and fees on the consolidated statements of comprehensive loss. Servicing assets (or liabilities) are stratified by product type and compared to the estimated fair value on a quarterly basis. Impairment (or an increased obligation) is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the amount, if any, by which the carrying value of the servicing rights for a given stratum exceeds (or in the case of servicing liabilities, is lower than) its fair value. Any fair value in excess of (or in the case of servicing liabilities, lower than) the carrying value for a given stratum is not recognized. The Company recognizes a direct impairment to the servicing asset or liability when the valuation allowance is determined to be unrecoverable.
Net Servicing Revenue and Fees
Servicing revenue and fees consist of income from the Company’s third-party servicing portfolio, which includes loans associated with arrangements in which the Company owns the servicing rights or acts as subservicer. Servicing revenue and fees include contractual servicing fees, incentive and performance fees, and ancillary income. Contractual servicing fees related to arrangements in which the Company owns the servicing rights are generally based on a percentage of the unpaid principal balance of the related collateral and are recorded when earned, which is generally upon collection of payments from borrowers. Contractual servicing fees related to arrangements in which the Company acts as subservicer are generally based on a fixed dollar amount per loan and are accrued in the period the services are performed. Incentive and performance fees include fees based on the performance of specific portfolios or loans, asset recovery income, and modification fees. Fees based on the performance of specific portfolios or loans are recognized when earned based on the terms of the various servicing and incentive agreements. Asset recovery income is generally recognized upon collection. Ancillary income includes late fees, prepayment fees, and collection fees and is generally recognized upon collection. Servicing revenue and fees are adjusted for the amortization of servicing rights carried at amortized cost, the change in fair value of servicing rights carried at fair value and the change in fair value of servicing rights related liabilities.

Servicer and Protective Advances, Net
In the ordinary course of servicing residential loans and pursuant to certain servicing agreements, the Company may advance the principal and interest portion of delinquent mortgage payments to credit owners prior to the collection of such amounts from borrowers, provided that the Company determines these advances are recoverable from either the borrower or the liquidation of collateral. In addition, the Company is required under certain servicing contracts to ensure that property taxes, insurance premiums, foreclosure costs and various other items are paid in order to preserve the collateral underlying the assets being serviced. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, from proceeds of liquidation of collateral or ultimate disposition of the loan, from credit owners or from loan insurers. Certain of the Company’s servicing agreements provide that repayment of servicing advances made under the respective agreements have a priority over all other cash payments to be made from the proceeds of the residential loan, and in certain cases the proceeds of the pool of residential loans, which are the subject of that servicing agreement. As a result, the Company is entitled to repayment from loan proceeds before any interest or principal is paid to the bondholders, and in certain cases, advances in excess of loan proceeds may be recovered from pool-level proceeds. Servicer and protective advances are carried at cost, net of estimated losses. Losses can occur in the normal course of servicing loans when the Company fails to make advances in accordance with investor guidelines including filing claims timely, requesting approvals, or advancing outside of guidelines. The Company establishes an allowance for uncollectible advances based on an analysis of the underlying loans, their historical loss experience, and recoverability pursuant to the terms of underlying servicing agreements. Generally, estimated losses related to advances are recorded in general and administrative expenses on the consolidated statements of comprehensive loss.
Custodial Accounts
In connection with its servicing activities, the Company has a fiduciary responsibility for amounts primarily related to borrower escrow funds and other custodial funds due to credit owners aggregating $4.4 billion and $3.8 billion at December 31, 2016 and 2015, respectively. These funds, which do not represent assets or liabilities of the Company, are maintained in segregated bank accounts, and accordingly, are not reflected on the consolidated balance sheets.
Goodwill
Goodwill represents the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. A reporting unit is a business segment or one level below. The Company has identified five reporting units, which constitute businesses: (i) Servicing; (ii) ARM; (iii) Insurance; (iv) Originations; and (v) Reverse Mortgage. Segment management regularly reviews discrete financial information for these reporting units. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If the Company elects to bypass the qualitative assessment or if it determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step quantitative test is required. In Step 1, the Company compares the fair value of the reporting unit with its net carrying value, including goodwill. If the net carrying value of the reporting unit exceeds its fair value, the Company then performs Step 2 of the impairment test to measure the amount of impairment loss, if any. In Step 2, the Company allocates the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill (implied fair value of goodwill). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of such goodwill, the Company recognizes an impairment loss in an amount equal to that excess up to the carrying value of goodwill. In performing the two-step quantitative assessment, fair value of the reporting unit is based on discounted cash flows, market multiples, and/or appraised values, as appropriate.
The Company completed its annual goodwill impairment test effective October 1, 2016, which is discussed in more detail in Note 14.
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

Premises and Equipment, Net
Premises and equipment, net are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements and assets under capital leases are amortized over the lesser of the remaining term of the lease or the useful life of the leased asset. Costs to internally develop computer software are capitalized during the application development stage and include external direct costs of materials and services as well as employee costs directly associated with the project during the capitalization period. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value.
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
Real Estate Owned, Net
Real estate owned, net is included in other assets on the consolidated balance sheets, and represents properties acquired in satisfaction of residential loans. Upon foreclosure, or when the Company otherwise takes possession of the property, real estate owned is recorded at the lower of cost or estimated fair value less estimated costs to sell. The excess of cost over the fair value of the property acquired less estimated costs to sell, or net realizable value, is charged to the allowance for loan losses for residential loans carried at amortized cost, to other net fair value gains (losses) for mortgage loans carried at fair value, and to net fair value gains on reverse loans and related HMBS obligations for reverse loans. The fair value of the property is generally based upon historical resale recovery rates and current market conditions or appraisals. Subsequent declines in the value of real estate owned are recorded as adjustments to the carrying amount through a valuation allowance and are recorded in other expenses, net on the consolidated statements of comprehensive loss. Losses from the sale of real estate owned associated with reverse loans are typically covered by FHA insurance, the benefit of which is considered in the net realizable value estimate. To the extent these losses are not covered by the FHA insurance, they are recognized in other expenses, net on the consolidated statements of comprehensive loss when incurred. Costs relating to the improvement of the property are capitalized to the extent the balance does not exceed its fair value, whereas those costs relating to maintaining the property are recorded when incurred to other expenses, net on the consolidated statements of comprehensive loss.

The Company may finance the sale of its real estate owned for the portfolio associated with the Residual Trusts. Revenue from the sale of real estate owned is recognized by the full accrual method when the specific criteria for use of this method are met. However, frequently, the requirement for a minimum 5% initial cash investment for primary residences is not met. When this is the case, losses are recognized immediately while gains are deferred and recognized by the installment method until the borrower’s initial investment reaches the minimum 5% requirement. Once the borrower’s initial investment reaches the minimum required amount, revenue is recognized by the full accrual method. Gains and losses on the sale of real estate owned are charged to other expenses, net on the consolidated statements of comprehensive loss when incurred.
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
Servicing Rights Related Liabilities
Servicing rights related liabilities consists of MSR liabilities related to NRM sales, excess servicing spread liabilities and servicing rights financing, as discussed below.
MSR Liabilities Related to NRM Sales
The Company records a liability for certain servicing rights that will be transferred to NRM under a recapture agreement. The Company elected to record MSR liabilities related to NRM sales at fair value consistent with the related servicing rights.
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
The Company has determined that not all risk of rewards and ownership were passed to WCO upon the sales of servicing rights. As a result, the Company accounted for these sales of servicing rights as secured borrowings. Under this accounting treatment, the servicing rights remain on the consolidated balance sheets and the proceeds from the sale of the servicing rights are recognized as servicing rights financing. The Company elected to record the servicing rights financing at fair value consistent with the related servicing rights. The change in fair value of the servicing rights financing is recorded in net servicing revenue and fees on the consolidated statements of comprehensive loss. The change in fair value of the servicing rights financing includes the accretion of fair value, which is recorded using the effective interest method based on the expected cash flows from the servicing rights through the expected life of the underlying loans. There is no contractual interest rate on servicing rights financing. Proceeds from the sale of these servicing rights and payments on the servicing rights financing are included in financing activities on the consolidated statements of cash flows.

Debt and Other Obligations
Servicing advance liabilities, warehouse borrowings and corporate debt are carried at amortized cost. Servicing advance liabilities relating to term notes and corporate debt are also presented net of related discounts and deferred debt issuance costs. Deferred debt issuance costs associated with servicing advance liabilities with line-of-credit arrangements, warehouse borrowings and the 2013 Revolver are recorded in other assets on the consolidated balance sheets. Deferred debt issuance costs and original issue discounts, if any, are amortized to interest expense over the term of the debt or obligation using either the effective interest method or the straight-line method.
Mortgage-Backed Debt
The Company’s mortgage-backed debt associated with the Residual Trusts is carried at amortized cost, net of discounts and deferred debt issuance costs. These costs and original issue discounts, if any, are amortized to interest expense over the term of the debt using the effective interest method. The Company elected to carry mortgage-backed debt related to the Non-Residual Trusts at fair value. The yield on mortgage-backed debt and any change in fair value are recorded in other net fair value gains (losses) on the consolidated statements of comprehensive loss. The yield on mortgage-backed debt includes recognition of interest expense based on the stated interest rates of the debt, as well as the accretion of fair value.
HMBS Related Obligations
The Company recognizes the proceeds from the transfer of HMBS as a secured borrowing. The Company elected to record the secured borrowing, or the HMBS related obligations, at fair value. The yield on HMBS related obligations and any change in fair value are recorded in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive loss. The yield on HMBS related obligations includes recognition of contractual interest expense based on the stated interest rates of the obligations, as well as the accretion of fair value. Proceeds from securitizations of reverse loans and payments on HMBS related obligations are included in financing activities on the consolidated statements of cash flows.
Other Revenues
Other revenues of the Other non-reportable segment include $36.8 million in asset management performance fees collected and earned in connection with the asset management of a fund for the year ended December 31, 2014. These asset management performance fees were earned in connection with the liquidation of the fund’s investments during the period and were based on the fund performance exceeding pre-defined thresholds. The Company records the asset management performance fees when the fund is terminated or when the likelihood of claw-back is improbable.
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
The Company assesses its tax positions for all open tax years and determines whether it has any material unrecognized liabilities in accordance with the guidance on accounting for uncertain tax positions. The Company records interest and penalties on uncertain tax positions in income tax expense and general and administrative expenses, respectively, on the consolidated statements of comprehensive loss.

Share-Based Compensation
The Company has in effect stock incentive plans under which RSUs, performance shares and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company estimates the fair value of share-based awards on the date of grant. The value of the award is generally recognized as an expense using the graded method over the requisite service period. The fair value of the Company’s RSUs is generally based on the average of the high and low market prices of its common stock on the date of grant. The Company estimates the fair value of performance shares and non-qualified stock options as of the date of grant using the Monte-Carlo simulation model and Black-Scholes option pricing model, respectively. These models consider, among other factors, the performance period or expected life of the award, the expected volatility of the Company’s stock price, and expected dividends. The Company records share-based compensation expense in salaries and benefits expense on the consolidated statements of comprehensive loss.
Advertising Costs
Advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of comprehensive loss. The Company recorded advertising expense of $25.0 million, $44.5 million and $31.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Basic and Diluted Earnings (Loss) Per Share
The Company uses the two-class method to determine earnings per share. Outstanding share-based payment awards that include non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the calculation of basic earnings per common share pursuant to the two-class method. The Company’s participating securities were comprised of RSUs. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible debt, based on the treasury method. The Company uses the treasury method to compute the dilutive effect of convertible debt based on its intention to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount of convertible debt and any excess of conversion value over the principal amount of convertible debt in shares of common stock. During periods of net loss, diluted loss per share is equal to basic loss per share as the antidilutive effect of non-participating share-based awards and convertible debt is disregarded. No effect is given to participating securities in the computation of basic and diluted loss per share as these securities do not share in the losses of the Company.
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
3. Acquisitions
RCS Asset Purchase Agreement
On December 8, 2015, the Company entered into an asset purchase agreement with RCS, which closed on January 28, 2016. In connection therewith, the Company entered into a residential mortgage loan subservicing agreement with RCS pursuant to which the Company will subservice residential mortgage loans for RCS. On March 1, 2016, the Company gained control over the purchased assets, including servicer and protective advances, and assumed liabilities, including employee-related liabilities. In addition, RCS transferred to the Company certain of its existing residential mortgage loan subservicing agreements, which covered Fannie Mae and Freddie Mac mortgage loans with an aggregate $9.6 billion in unpaid principal balance as of the transfer date. The Company recorded $3.8 million in goodwill related to this acquisition, which was included in the Servicing segment. This goodwill was subsequently written off in connection with impairment charges recorded during 2016. Refer to Note 14 for additional information regarding goodwill impairment.

4. Transactions with NRM
On August 8, 2016, Ditech Financial and NRM executed the NRM Flow and Bulk Agreement whereby Ditech Financial agreed to sell to NRM all of Ditech Financial’s right, title and interest in mortgage servicing rights with respect to a pool of mortgage loans, with subservicing retained. The NRM Flow and Bulk Agreement provides that, from time to time, Ditech Financial may sell additional MSR to NRM in bulk or as originated or acquired on a flow basis, subject in each case to the parties agreeing on price and certain other terms.
During 2016, in various bulk sale transactions under the NRM Flow and Bulk Agreement, the Company sold to NRM mortgage servicing rights relating to mortgage loans having an aggregate unpaid principal balance of $59.8 billion as of the applicable closing dates of such transactions, with subservicing retained. As of December 31, 2016, the Company had received $250.0 million in cash proceeds relating to such sales, which proceeds do not include certain holdback amounts relating to such sales that it expects to be paid to the Company over time. In addition, the Company has recently begun to sell NRM, on a flow basis and with subservicing retained, MSR relating to certain mortgage loans that it originates. NRM also acquired substantially all of WCO’s MSR portfolio in the fourth quarter of 2016, which consisted of MSR relating to mortgage loans having an aggregate unpaid principal balance of $9.8 billion as of the applicable closing dates, which was serviced by the Company and included $4.8 billion related to MSR that the Company previously accounted for as secured borrowings. Ditech Financial subservices these MSR under the NRM Subservicing Agreement.
The initial term of the NRM Flow and Bulk Agreement will expire on the third anniversary of the effective date and shall be renewed for successive one-year terms thereafter unless either party provides written notice to the other party of its election not to renew. Each party to the NRM Flow and Bulk Agreement also has termination rights upon the occurrence of certain events and NRM can terminate this agreement at any time on 30 days' notice. In connection with Ditech Financial’s entry into the NRM Flow and Bulk Agreement, the Company entered into a performance and payment guaranty whereby the Company guarantees performance of all obligations and all payments required by Ditech Financial under the NRM Flow and Bulk Agreement.
In addition, on August 8, 2016, Ditech Financial and NRM entered into the NRM Subservicing Agreement whereby Ditech Financial acts as subservicer for the mortgage loans whose MSR are sold by Ditech Financial to NRM under the NRM Flow and Bulk Agreement and for other mortgage loans as may be agreed upon by Ditech Financial and NRM from time to time, in exchange for a subservicing fee. Under the NRM Subservicing Agreement and a related agreement, Ditech Financial will perform all daily servicing obligations on behalf of NRM with respect to the MSR that are serviced by Ditech Financial pursuant to the terms of the NRM Subservicing Agreement, including collecting payments from borrowers and offering refinancing options to borrowers for purposes of minimizing portfolio runoff.
The initial term of the NRM Subservicing Agreement will expire on the first anniversary of the effective date thereof and will be automatically renewed for successive one-year terms thereafter. Ditech Financial may terminate the NRM Subservicing Agreement without cause at the end of the initial one-year term or at the end of any subsequent one-year renewal term by providing notice to NRM at least 120 days prior to the end of the applicable term. If Ditech Financial elects to terminate the NRM Subservicing Agreement without cause, Ditech Financial will not be entitled to receive any deconversion fee, will be responsible for certain servicing transfer costs and will owe NRM a transfer fee if such termination occurs within five years from the effective date of the agreement. Ditech Financial may also terminate the NRM Subservicing Agreement immediately for cause upon the occurrence of certain events, including, without limitation, any failure by NRM to remit payments (subject to a cure period), certain bankruptcy or insolvency events of NRM, NRM ceasing to be an approved servicer in good standing with Fannie Mae or Freddie Mac (unless caused by Ditech Financial) and any failure by NRM to perform, in any material respect, its obligations under the agreement (subject to a cure period). Upon any termination of the NRM Subservicing Agreement by Ditech Financial for cause, NRM will owe Ditech Financial a deconversion fee and be responsible for certain servicing transfer costs.

5. Variable Interest Entities
Consolidated Variable Interest Entities
Residual Trusts
The Company evaluates each securitization trust that funded its residential loan portfolio to determine if it meets the definition of a VIE, and whether or not the Company is required to consolidate the trust. The Company determined that it is the primary beneficiary of five securitization trusts in which it owns residual interests, and as a result, has consolidated these trusts. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant to the trusts. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.
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
In April 2015, the Company sold its residual interests in seven of the Residual Trusts that it previously consolidated for $189.5 million in cash proceeds. Upon the sale of the residual interests, the Company determined that it was no longer required to consolidate the seven trusts as it was no longer the primary beneficiary of these trusts since (i) it did not hold the residual securities issued by the trusts and therefore had no obligation to absorb future losses to the extent of its investment and no right to receive future benefits from the trust, both of which could potentially be significant to the trusts, and (ii) it is adequately compensated and its role as servicer is of a fiduciary nature. In conjunction with the transaction, the Company deconsolidated the seven Residual Trusts and removed related assets of $783.9 million and liabilities of $588.5 million from its consolidated balance sheet and recorded servicing rights of $3.1 million. As a result of the sale, the Company recorded a loss of $2.8 million, which is recorded in other within other gains (losses) on the consolidated statements of comprehensive loss.
Non-Residual Trusts
The Company determined that it is the primary beneficiary of ten securitization trusts for which it does not own any residual interests. The Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. However, as part of a prior agreement to acquire the rights to service the loans in these securitization trusts, the Company has certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The Company will take control of the remaining collateral in the trusts when these calls are exercised, thus the clean-up call is deemed a variable interest as the Company will be required, under this obligation, to absorb any losses of the trusts subsequent to these calls, which could potentially be significant to each trust. Additionally, as servicer of these trusts, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the trusts.
The Company is not contractually required to provide any financial support to the Non-Residual Trusts. However, as described above, the Company is obligated to exercise the mandatory clean-up call obligations it assumed as part of the agreement to acquire the rights to service the loans in these trusts. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The majority of the call obligations in 2017 are anticipated to occur during the second half of the year. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.1 million at December 31, 2016.
For seven of the ten Non-Residual Trusts and four securitization trusts that have not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also has an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders. The total amount available on these LOCs for these trusts was $254.1 million and $260.4 million at December 31, 2016 and 2015, respectively. Based on the Company’s estimates of the underlying performance of the collateral in these securitizations, the Company does not expect that the final $165.0 million will be drawn, and therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future. For further information on the four securitization trusts that have not been consolidated by the Company, refer to the Unconsolidated Variable Interest Entities section of this Note.

Servicer and Protective Advance Financing Facilities
The Company has interests in financing entities that acquire servicer and protective advances from certain wholly-owned subsidiaries. The financing subsidiaries are deemed to be VIEs due to the design of the entities including restrictions on its operating activities. The Company is the primary beneficiary of these financing subsidiaries and, accordingly, consolidates the financing subsidiaries. The subsidiaries issue or enter into debt supported by collections on the transferred advances, as discussed in more detail in Note 19.
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
During the year ended December 31, 2016, the Revolving Credit Facilities-Related VIEs were funded with HECMs and real estate owned that were repurchased from Ginnie Mae securitization pools utilizing warehouse facilities. These assets collateralize certain master repurchase agreements, which are not included in the Revolving Credit Facilities-Related VIEs. Refer to Note 20 for additional information.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	December 31, 2016
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$13,321	$10,257	$22,265	$—	$45,843
Residential loans at amortized cost, net	462,877	—	—	—	462,877
Residential loans at fair value	—	450,377	—	42,122	492,499
Receivables, net	—	15,033	—	765	15,798
Servicer and protective advances, net	—	—	734,707	—	734,707
Other assets	10,028	1,028	1,440	7,335	19,831
Total assets	$486,226	$476,695	$758,412	$50,222	$1,771,555

Liabilities
Payables and accrued liabilities	$2,140	$—	$845	$—	$2,985
Servicing advance liabilities	—	—	650,565	—	650,565
Mortgage-backed debt	429,931	514,025	—	—	943,956
Total liabilities	$432,071	$514,025	$651,410	$—	$1,597,506

	December 31, 2015
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Total
Assets
Restricted cash and cash equivalents	$13,369	$11,388	$34,948	$59,705
Residential loans at amortized cost, net	500,563	—	—	500,563
Residential loans at fair value	—	526,016	—	526,016
Receivables, net	—	16,542	—	16,542
Servicer and protective advances, net	—	—	1,136,246	1,136,246
Other assets	9,357	558	2,255	12,170
Total assets	$523,289	$554,504	$1,173,449	$2,251,242

Liabilities
Payables and accrued liabilities	$2,084	$—	$1,351	$3,435
Servicing advance liabilities	—	—	992,769	992,769
Mortgage-backed debt	469,339	582,340	—	1,051,679
Total liabilities	$471,423	$582,340	$994,120	$2,047,883
The assets of the consolidated VIEs are pledged as collateral to the servicing advance liabilities, mortgage-backed debt and revolving credit facilities and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated securitization trust is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts while the servicing advance liabilities related to the trusts are to be satisfied from the recoveries or repayments from the underlying advances. The consolidated VIEs are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts and lenders under the servicer and protective financing facilities do not have recourse to the Company. Refer to Note 23 for additional information regarding the mortgage-backed debt and Note 19 for additional information regarding servicing advance liabilities.
For the Residual Trusts, interest income earned on the residential loans and interest expense incurred on the mortgage-backed debt, both of which are carried at amortized cost, are recorded on the consolidated statements of comprehensive loss in interest income on loans and interest expense, respectively. Additionally, the Company records a provision for its estimate of probable incurred credit losses associated with the residential loans as provision for loan losses, which is included in other expenses, net on the consolidated statements of comprehensive loss. Interest receipts on residential loans and interest payments on mortgage-backed debt are included in operating activities, while principal payments on residential loans are included in investing activities and payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.
The change in fair value of the assets and liabilities of the Non-Residual Trusts are included in other net fair value gains on the consolidated statements of comprehensive loss. Included in other net fair value gains is the interest income that is expected to be collected on the residential loans, the interest expense that is expected to be paid on the mortgage-backed debt, as well as the accretion of fair value. The non-cash component of other net fair value gains is recognized as an adjustment in reconciling net income or loss to net cash provided by or used in operating activities on the consolidated statements of cash flows. Principal payments on residential loans and draws on receivables are included in investing activities while payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.
Interest expense associated with the servicer and protective advance financing facilities is included in interest expense on the consolidated statements of comprehensive loss. Changes in servicer and protective advances are included in operating activities while the issuances of and payments on servicing advance liabilities are included in financing activities on the consolidated statements of cash flows.
The change in fair value of the residential loans of the Revolving Credit Facilities-Related VIEs are included in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive loss. Declines in the value of real estate owned are recorded as adjustments to the carrying amount through a valuation allowance and are recorded in other expenses, net on the consolidated statements of comprehensive loss.

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

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets					Size of VIEs (2)
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Net Assets	Maximum Exposure to Loss (1)
VIEs associated with servicing arrangements
Servicing arrangements with a LOC reimbursement obligation
December 31, 2016	$900	$2,910	$108	$3,918	$168,918	$134,616
December 31, 2015	1,145	2,656	123	3,924	168,924	153,070
Other servicing arrangements
December 31, 2016	—	—	183	183	183	437,595
December 31, 2015	—	—	190	190	190	443,631
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

6. Transfers of Residential Loans
Sales of Mortgage Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional-conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. The Company accounts for these transfers as sales. Historically, the Company has generally retained the rights to subservice the MSR on the sold loans. If the servicing rights are retained, the Company receives a servicing fee for servicing the sold loans, which represents continuing involvement. During the year ended December 31, 2016, 47% of all mortgage loans sold by the Company were purchased by Fannie Mae, 39% were pooled into mortgage-backed securities guaranteed by Ginnie Mae, and the remaining 14% were primarily sold to Freddie Mac. During the year ended December 31, 2015, 56% of all mortgage loans were purchased by Fannie Mae, 35% were pooled into mortgage-backed securities guaranteed by Ginnie Mae, and the remaining 9% were primarily sold to Freddie Mac. During the year ended December 31, 2014, substantially all of the mortgage loans sold were purchased by Fannie Mae.
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 31 for further information.
The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets			Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Total
December 31, 2016	$510,531	$21,825	$532,356	$36,116,570
December 31, 2015	509,785	25,078	534,863	46,983,388
At December 31, 2016 and 2015, 1.3% and 0.5%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Cash proceeds received from sales, net of fees	$21,386,821	$25,860,529	$19,118,420
Servicing fees collected (1)	144,085	111,635	63,420
Repurchases of previously sold loans	33,045	14,636	8,186
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continued involvement.
In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs. Refer to Note 13 for information relating to servicing of residential loans.
Transfers of Reverse Loans
The Company, through RMS, is an approved issuer of Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. The Company both originated and purchased HECMs that are pooled and securitized into HMBS that the Company sells into the secondary market with servicing rights retained. In December 2016, management decided to exit the reverse mortgage originations business, which occurred in January 2017. The Company intends to fulfill reverse loans in its originations pipeline consistent with its underwriting practices and to fund undrawn amounts available to borrowers.

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
At December 31, 2016, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $9.9 billion and $10.4 billion, respectively.
7. Fair Value
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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. During the year ended December 31, 2016, the Company transferred $212.6 million in servicing rights carried at fair value from Level 3 to Level 2 as there was direct observable input in a non-active market available to measure these assets. There were no transfers between levels during the year ended December 31, 2015.

Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There were an insignificant amount of assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	December 31,
	2016	2015
Level 2
Assets
Mortgage loans held for sale	$1,176,280	$1,334,300
Servicing rights carried at fair value	13,170	—
Freestanding derivative instruments	34,543	6,993
Level 2 assets	$1,223,993	$1,341,293
Liabilities
Freestanding derivative instruments	7,611	5,405
Servicing rights related liabilities	1,902	—
Level 2 liabilities	$9,513	$5,405

Level 3
Assets
Reverse loans	$10,742,922	$10,763,816
Mortgage loans related to Non-Residual Trusts	450,377	526,016
Charged-off loans	46,963	49,307
Receivables related to Non-Residual Trusts	15,033	16,542
Servicing rights carried at fair value	936,423	1,682,016
Freestanding derivative instruments (IRLCs)	53,394	51,519
Level 3 assets	$12,245,112	$13,089,216
Liabilities
Freestanding derivative instruments (IRLCs)	$4,193	$1,070
Servicing rights related liabilities	—	117,000
Mortgage-backed debt related to Non-Residual Trusts	514,025	582,340
HMBS related obligations	10,509,449	10,647,382
Level 3 liabilities	$11,027,667	$11,347,792

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Year Ended December 31, 2016
	Fair Value January 1, 2016	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Transfers Out of Level 3	Fair Value December 31, 2016
Assets
Reverse loans	$10,763,816	$338,321	$437,540	$—	$459,280	$(1,256,035)	$—	$10,742,922
Mortgage loans related to Non-Residual Trusts	526,016	19,464	—	—	—	(95,103)	—	450,377
Charged-off loans (1)	49,307	41,391	—	—	—	(43,735)	—	46,963
Receivables related to Non-Residual Trusts	16,542	6,601	—	—	—	(8,110)	—	15,033
Servicing rights carried at fair value (2)	1,682,016	(478,558)	7,729	(247,829)	185,695	—	(212,630)	936,423
Freestanding derivative instruments (IRLCs)	51,519	2,549	—	—	—	(674)	—	53,394
Total assets	$13,089,216	$(70,232)	$445,269	$(247,829)	$644,975	$(1,403,657)	$(212,630)	$12,245,112

Liabilities
Freestanding derivative instruments (IRLCs)	$(1,070)	$(3,123)	$—	$—	$—	$—	$—	$(4,193)
Servicing rights related liabilities (3) (4)	(117,000)	(3,921)	—	108,887	(27,886)	39,920	—	—
Mortgage-backed debt related to Non-Residual Trusts	(582,340)	(29,355)	—	—	—	97,670	—	(514,025)
HMBS related obligations	(10,647,382)	(279,299)	—	—	(960,156)	1,377,388	—	(10,509,449)
Total liabilities	$(11,347,792)	$(315,698)	$—	$108,887	$(988,042)	$1,514,978	$—	$(11,027,667)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $20.7 million during the year ended December 31, 2016.

(2)
Amounts transferred out of Level 3 consisted of servicing rights that were transferred to Level 2 during the third quarter of 2016. These transfers resulted from an agreement with NRM to sell such servicing rights, which were subsequently sold during the fourth quarter of 2016. In total, the Company sold $458.5 million of servicing rights during the year ended December 31, 2016.

(3)
Included in losses on servicing rights related liabilities are losses from instrument-specific credit risk, which primarily result from changes in assumptions related to discount rates, conditional prepayment rates and conditional default rates, of $15.8 million during the year ended December 31, 2016.

(4)
Sales of servicing rights related liabilities represents the derecognition of excess servicing spread liabilities and servicing rights financing in connection with the sale of related servicing rights and excess spread by the Company and WCO to NRM. Refer to Note 4 for additional information regarding transactions with NRM.

	For the Year Ended December 31, 2015
	Fair Value January 1, 2015	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Fair Value December 31, 2015
Assets
Reverse loans (1)	$10,064,365	$202,494	$762,657	$(16,592)	$708,948	$(958,056)	$10,763,816
Mortgage loans related to Non-Residual Trusts	586,433	41,643	—	—	—	(102,060)	526,016
Charged-off loans (2)	57,217	41,803	—	—	—	(49,713)	49,307
Receivables related to Non-Residual Trusts	25,201	(1,178)	—	—	—	(7,481)	16,542
Servicing rights carried at fair value	1,599,541	(401,992)	237,820	(60,094)	306,741	—	1,682,016
Freestanding derivative instruments (IRLCs)	60,400	(8,281)	—	—	—	(600)	51,519
Total assets	$12,393,157	$(125,511)	$1,000,477	$(76,686)	$1,015,689	$(1,117,910)	$13,089,216

Liabilities
Freestanding derivative instruments (IRLCs)	$(263)	$(807)	$—	$—	$—	$—	$(1,070)
Servicing rights related liabilities	(66,311)	(7,741)	—	—	(64,593)	21,645	(117,000)
Mortgage-backed debt related to Non-Residual Trusts	(653,167)	(33,142)	—	—	—	103,969	(582,340)
HMBS related obligations	(9,951,895)	(104,327)	—	—	(1,622,481)	1,031,321	(10,647,382)
Total liabilities	$(10,671,636)	$(146,017)	$—	$—	$(1,687,074)	$1,156,935	$(11,347,792)
__________

(1)	During the year ended December 31, 2015, the Company sold $16.6 million in reverse loans and recognized $0.1 million in net losses on sales of loans.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk of $18.5 million, which primarily result from changes in assumptions related to collection rates and discount rates during the year ended December 31, 2015.

Refer to Note 2 for the location within the consolidated statements of comprehensive loss of the gains and losses resulting from changes in fair value of assets and liabilities disclosed above. Total gains and losses included above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
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
Servicing rights carried at fair value — The Company accounts for servicing rights associated with the risk-managed loan class at fair value. The Company primarily uses a discounted cash flow model to estimate the fair value of these assets, unless there is an agreed upon sales price for a specific portfolio on or prior to the applicable reporting date relating to such reporting period, in which case the assets are valued at the price that the trade will be executed. The assumptions used in the discounted cash flow model vary based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion of the underlying loan portfolio. The Company classifies servicing rights that are valued at the agreed upon sales price within Level 2 of the fair value hierarchy, and the servicing rights that are valued using a discounted cash flow model are classified within Level 3 of the fair value hierarchy. The Company obtains third-party valuations on a quarterly basis to assess the reasonableness of the fair values calculated by the cash flow model.
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
The fair value of forward sales commitments and MBS purchase commitments is determined based on observed market pricing for similar instruments; therefore, these contracts are classified as Level 2 within the fair value hierarchy. Counterparty credit risk is taken into account when determining fair value, although the impact is diminished by daily margin posting on all forward sales and purchase commitments. Refer to Note 8 for additional information on freestanding derivative financial instruments.
Servicing rights related liabilities — The fair value of the MSR liabilities related to NRM sales is consistent with the fair value methodology of the related servicing rights. For excess servicing spread liabilities and servicing rights financings, the Company used a discounted cash flow model to estimate the fair value of both its excess servicing spread liabilities and its servicing rights financing. The assumptions utilized are based on collateral stratifications including product type, remittance type, geography, delinquency, and coupon dispersion of the underlying loan portfolio. The Company classified its servicing rights related liabilities as Level 3 within the fair value hierarchy.
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

		December 31, 2016		December 31, 2015
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years (4)	0.6 - 10.2	3.8	1.1 - 10.0	4.1
	Conditional repayment rate	13.23% - 55.32%	28.48%	13.53% - 52.94%	25.59%
	Discount rate	1.93% - 3.69%	2.93%	2.08% - 3.56%	2.84%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	1.98% - 2.67%	2.27%	2.67% - 4.66%	3.52%
	Conditional default rate	1.02% - 4.25%	2.61%	1.47% - 2.74%	2.05%
	Loss severity	79.98% - 100.00%	96.61%	73.07% - 95.88%	88.72%
	Discount rate	8.00%	8.00%	8.00%	8.00%
Charged-off loans	Collection rate	2.69% - 3.55%	2.74%	2.15% - 3.54%	2.23%
	Discount rate	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	2.22% - 3.17%	2.65%	1.93% - 3.62%	2.90%
	Conditional default rate	2.32% - 4.66%	3.34%	1.66% - 2.98%	2.30%
	Loss severity	77.88% - 100.00%	94.51%	70.33% - 93.46%	85.63%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years (4)	2.6 - 7.4	6.0	5.2 - 9.0	6.3
	Discount rate	10.68% - 14.61%	11.56%	10.00% - 14.34%	10.88%
	Conditional prepayment rate	5.76% - 21.67%	9.09%	6.07% - 13.15%	9.94%
	Conditional default rate	0.04% - 2.97%	0.88%	0.05% - 2.49%	1.06%
	Cost to service	$62 - $1,260	$128	$70 - $455	$97
Interest rate lock commitments	Loan funding probability	16.00% - 100.00%	75.86%	2.34% - 100.00%	79.42%
	Fair value of initial servicing rights multiple (5)	0.01 - 5.98	3.06	0.05 - 7.06	3.71

		December 31, 2016		December 31, 2015
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	34.40% - 100.00%	83.36%	38.00% - 100.00%	83.28%
	Fair value of initial servicing rights multiple (5)	0.04 - 6.04	3.69	0.11 - 5.88	4.00
Servicing rights related liabilities	Weighted-average remaining life in years (4)	—	—	6.3 - 7.4	6.6
	Discount rate	—	—	11.67% - 13.85%	13.24%
	Conditional prepayment rate	—	—	8.32% - 11.28%	9.98%
	Conditional default rate	—	—	0.11% - 1.06%	0.58%
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	2.22% - 3.17%	2.65%	1.93% - 3.62%	2.90%
	Conditional default rate	2.32% - 4.66%	3.34%	1.66% - 2.98%	2.30%
	Loss severity	77.88% - 100.00%	94.51%	70.33% - 93.46%	85.63%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years (4)	0.4 - 7.2	3.2	0.9 - 6.6	3.5
	Conditional repayment rate	11.49% - 57.76%	27.74%	12.06% - 55.49%	24.70%
	Discount rate	1.50% - 3.17%	2.56%	1.73% - 3.08%	2.39%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

(5)
Fair value of servicing rights embedded in IRLCs, which represents a multiple of the annual servicing fee, excludes the impact of certain IRLCs identified as servicing released for which the Company does not ultimately realize the benefits.

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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	December 31, 2016		December 31, 2015
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,742,922	$10,218,007	$10,763,816	$10,187,521
Mortgage loans held for sale (1)	1,176,280	1,148,897	1,334,300	1,285,582
Mortgage loans related to Non-Residual Trusts	450,377	513,545	526,016	580,695
Charged-off loans	46,963	2,439,318	49,307	2,887,367
Total	$12,416,542	$14,319,767	$12,673,439	$14,941,165

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$514,025	$518,317	$582,340	$585,839
HMBS related obligations (2)	10,509,449	9,916,383	10,647,382	10,012,283
Total	$11,023,474	$10,434,700	$11,229,722	$10,598,122
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 20 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that had a fair value of $1.6 million and $2.6 million, and an unpaid principal balance of $29.5 million and $16.2 million, at December 31, 2016 and 2015, respectively. Mortgage loans held for sale that are 90 days or more past due are insignificant at December 31, 2016 and 2015. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $104.6 million and $77.4 million at December 31, 2016 and 2015, respectively. In addition, the Company had loans that were in the process of foreclosure of $418.4 million and $244.9 million at December 31, 2016 and 2015, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheet. Real estate owned, net is included on the consolidated balance sheets within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		December 31, 2016		December 31, 2015
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 61.61%	7.30%	0.00% - 72.58%	8.25%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at the time of foreclosure.
The Company held real estate owned, net in the Reverse Mortgage and Servicing segments and Other non-reportable segment of $90.7 million, $12.9 million and $1.0 million at December 31, 2016, respectively, and $66.4 million, $10.4 million and $0.6 million, at December 31, 2015, respectively. At December 31, 2016, concentrations of properties (represented by 5% or more of real estate owned) were located in Texas, Maryland, Illinois, and Puerto Rico. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.

Real estate owned expenses, net which are recorded in other expenses, net on the consolidated statements of comprehensive loss were $6.9 million, $6.3 million and $7.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Included in real estate owned expenses, net are lower of cost or fair value adjustments of $5.1 million, $5.5 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

		December 31, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net (1)	Level 3	$665,209	$674,851	$541,406	$554,664
Servicer and protective advances, net	Level 3	1,195,380	1,147,155	1,631,065	1,546,958

Financial liabilities
Servicing advance liabilities (2)	Level 3	781,734	782,570	1,226,898	1,232,147
Corporate debt (3)	Level 2	2,126,176	1,967,518	2,152,031	1,904,467
Mortgage-backed debt carried at amortized cost	Level 3	429,931	435,679	469,339	475,347
__________

(1)	Includes loans subject to repurchase from Ginnie Mae. Refer to Note 9 for additional information regarding Ginnie Mae securitizations.

(2)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(3)	The carrying amounts of corporate debt are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheets.
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

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Realized gains on sales of loans	$233,447	$171,128	$367,314
Change in unrealized gains on loans held for sale	(14,803)	(7,345)	1,412
Gains (losses) on interest rate lock commitments	(574)	(9,088)	21,061
Losses on forward sales commitments	(12,335)	(19,747)	(156,201)
Losses on MBS purchase commitments	(20,317)	(24,250)	(18,009)
Capitalized servicing rights	196,963	306,741	214,285
Provision for repurchases	(15,331)	(16,008)	(7,741)
Interest income	41,824	52,227	40,051
Other	574	182	—
Net gains on sales of loans	$409,448	$453,840	$462,172
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Interest income on reverse loans	$450,008	$435,585	$398,925
Change in fair value of reverse loans	(111,687)	(232,993)	35,272
Net fair value gains on reverse loans	338,321	202,592	434,197

Interest expense on HMBS related obligations	(412,090)	(403,817)	(372,346)
Change in fair value of HMBS related obligations	132,791	299,490	48,121
Net fair value losses on HMBS related obligations	(279,299)	(104,327)	(324,225)
Net fair value gains on reverse loans and related HMBS obligations	$59,022	$98,265	$109,972
8. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	December 31, 2016			December 31, 2015
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$3,046,549	$53,394	$4,193	$3,398,892	$51,519	$1,070
Forward sales commitments	3,978,000	29,471	7,609	4,650,000	6,427	4,871
MBS purchase commitments	623,500	5,072	2	703,000	566	534
Total derivative instruments		$87,937	$11,804		$58,512	$6,475
Cash margin		$—	$30,941		$209	$10,101

Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as associated cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $5.5 million and $0.3 million, and liability positions of $9.0 million and $8.6 million, at December 31, 2016 and 2015, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At December 31, 2016, the Company’s net derivative liability position with that counterparty of $0.5 million was comprised of a cash margin received of $5.4 million, partially offset by a net derivative asset position of $4.0 million and $0.9 million of over-collateralized positions associated with the master repurchase agreement.
During the first quarter of 2016, the Company entered into a master netting arrangement with another of the Company’s counterparties, which also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with the same counterparty. At December 31, 2016, the Company’s net derivative asset position with that counterparty was $1.7 million. Under the master netting arrangement, the Company is able to utilize certain over-collateralized positions and excess cash deposited with the counterparty associated with the master repurchase agreement to reduce potential cash margin posting requirements on derivative transactions. At December 31, 2016, there were $6.1 million of over-collateralized positions and $23.6 million in excess cash deposited with the counterparty related to the master repurchase agreement. The master netting agreement does not obligate the counterparty to transfer cash margin to the Company related to the master repurchase agreement over-collateralization and excess cash positions.
Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 7 for a summary of the gains and losses on freestanding derivatives.
9. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net consist of mortgage loans held for investment. The majority of these residential loans are held in securitization trusts that have been consolidated. Refer to Note 5 for further information regarding VIEs.
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	December 31,
	2016	2015
Unpaid principal balance (1)	$701,944	$580,086
Unamortized discounts and other cost basis adjustments, net (2)	(31,568)	(34,223)
Allowance for loan losses	(5,167)	(4,457)
Residential loans at amortized cost, net (3)	$665,209	$541,406
__________

(1)	Includes loans subject to repurchase from Ginnie Mae, which are discussed in more detail below.

(2)	Includes $4.5 million and $4.6 million of accrued interest receivable at December 31, 2016 and 2015, respectively.

(3)	Includes $202.3 million and $40.8 million of mortgage loans that are not related to consolidated VIEs at December 31, 2016 and 2015, respectively.

Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of the year	$4,457	$10,033	$14,320
Provision for loan losses (1)	2,701	3,142	1,491
Charge-offs, net of recoveries (2)	(1,991)	(3,034)	(5,778)
Sale of residual interests (3)	—	(5,684)	—
Balance at end of the year	$5,167	$4,457	$10,033
__________

(1)	Provision for loan losses is included in other expenses, net on the consolidated statements of comprehensive loss.

(2)
Includes charge-offs recognized upon foreclosure of real estate in satisfaction of residential loans of $1.4 million, $1.7 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)
Sale of residual interests represents a decrease to the allowance for loan losses resulting from the deconsolidation of the seven Residual Trusts during the year ended December 31, 2015. Refer to Note 5 for additional information regarding Residual Trusts.

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
Factors that are important to managing overall credit quality and minimizing loan losses include sound loan underwriting, monitoring of existing loans, early identification of problem loans and timely resolution of problems. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. The Company considers all loans 30 days or more past due to be non-performing and all loans that are current to be performing with regard to its credit quality profile. The Company had a recorded investment in loans that were 30 days or more past due of $68.3 million and $46.6 million at December 31, 2016 and 2015, respectively.
Ginnie Mae Securitizations
For certain mortgage loans that the Company pooled and securitized with Ginnie Mae, the Company as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. As a result of this unilateral right, the Company must recognize the delinquent loan on its consolidated balance sheets when the loan becomes 90 days delinquent and establish a corresponding liability regardless of the Company’s intention to repurchase the loan. At December 31, 2016 and 2015, the Company has recorded $184.3 million and $22.5 million, respectively, in such loans with a corresponding liability in payables and accrued liabilities.
Concentrations of Credit Risk
Concentrations of credit risk associated with the residential loan portfolio carried at amortized cost are limited due to the large number of customers and their dispersion across many geographic areas. At December 31, 2016, the concentrations of homes securing these loans (represented by 5% or more of unpaid principal balance) were located in Texas, Mississippi and Alabama.

10. Residential Loans at Fair Value
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value include reverse loans, mortgage loans related to Non-Residual Trusts and charged-off loans.
Credit Risk
Concentrations of credit risk associated with the residential loan portfolio carried at fair value and held for investment are limited due to the large number of customers and their dispersion across many geographic areas. At December 31, 2016, the concentrations of homes securing reverse loans and mortgage loans related to Non-Residual Trusts (represented by 5% or more of unpaid principal balance) were located in California, Florida, Texas, and New York.
HECMs are insured by the FHA. Although performing and nonperforming reverse loans are covered by FHA insurance, the Company may incur expenses and losses in the process of foreclosing on and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines, such as a portion of foreclosure related legal fees and closing costs incurred on the sale of REO.
The Company does not currently own residual interests in or provide credit support to the Non-Residual Trusts. However, the Company has assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to a certain amount of credit risk associated with the purchased mortgage loans when the calls are exercised. This credit risk is considered in the fair value of the related mortgage loans. Refer to Note 31 for additional information.
The charged-off loan portfolio was acquired for a substantial discount to face value and as a result, exposes the Company to minimal credit risk.
Residential Loans Held for Sale
The Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company typically retains the right to service these loans. Refer to Note 6 for additional information regarding these sales of residential loans that are held for sale.
A reconciliation of the changes in residential loans held for sale to the amounts presented on the consolidated statements of cash flows is presented in the following table (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of the year	$1,334,300	$1,124,615	$1,015,607
Purchases and originations of loans held for sale	21,054,053	25,942,841	18,878,305
Proceeds from sales of and payments on loans held for sale (1)	(21,467,419)	(25,963,200)	(19,177,179)
Realized gains on sales of loans (2)	233,447	171,128	367,314
Change in unrealized gains on loans held for sale (2)	(14,803)	(7,345)	1,412
Interest income (2)	41,824	52,227	40,051
Transfers from loans held for investment	—	16,690	—
Other	(5,122)	(2,656)	(895)
Balance at end of the year	$1,176,280	$1,334,300	$1,124,615
__________

(1)	Excludes realized gains and losses on freestanding derivatives.

(2)
Amount is a component of net gains on sales of loans on the consolidated statements of comprehensive loss. Refer to Note 7 for additional information related to the components of net gains on sales of loans.

Credit Risk
The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, which is, on average, approximately 20 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale. At December 31, 2016, the Company held $4.4 million in repurchased loans.

11. Receivables, Net
Receivables, net consist of the following (in thousands):

	December 31,
	2016	2015
Income tax receivables	$95,874	$10,671
Servicing rights holdback receivable (1)	73,365	9,173
Servicing fee receivables	35,698	42,773
Receivables related to Non-Residual Trusts	15,033	16,542
Insurance commission receivables (2)	—	12,845
Other receivables	49,725	48,790
Total receivables	269,695	140,794
Less: Allowance for uncollectible receivables	(1,733)	(3,604)
Receivables, net	$267,962	$137,190
__________

(1)
Servicing rights holdback receivable relates to sales of MSR to NRM and WCO at December 31, 2016, and 2015, respectively. Refer to Note 4 for further information regarding transactions with NRM and Note 33 for information regarding transactions with WCO.

(2)
Insurance commission receivables are included in assets held for sale at December 31, 2016. Refer to Note 16 for additional information. The December 31, 2015 balance was reduced by $77.2 million to correct an immaterial error as discussed in further detail in Note 1.

12. Servicer and Protective Advances, Net
Servicer advances consist of principal and interest advances to certain unconsolidated securitization trusts to meet contractual payment requirements to credit owners. Protective advances consist of advances to protect the collateral being serviced by the Company and primarily include payments made for property taxes, insurance and foreclosure costs. Servicer and protective advances, net consist of the following (in thousands):

	December 31,
	2016	2015
Servicer advances	$87,818	$44,031
Protective advances (1)	1,254,343	1,707,372
Total servicer and protective advances	1,342,161	1,751,403
Less: Allowance for uncollectible advances	(146,781)	(120,338)
Servicer and protective advances, net	$1,195,380	$1,631,065
__________

(1)	The December 31, 2015 balance was increased by $35.2 million to correct an immaterial error as discussed in further detail in Note 1.
The following table shows the activity in the allowance for uncollectible advances (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of the year	$120,338	$112,427	$62,542
Provision for uncollectible advances	64,729	52,679	75,704
Charge-offs, net of recoveries and other (1) (2)	(38,286)	(44,768)	(25,819)
Balance at end of the year	$146,781	$120,338	$112,427
__________

(1)	Includes $23.5 million related to the sale of residual interests in seven Residual Trusts during the year ended December 31, 2015.

(2)	Includes $11.3 million related to the sale of Fannie Mae MSR, which was transferred to payables and accrued liabilities during the year ended December 31, 2016.

13. Servicing of Residential Loans
The Company services residential loans and real estate owned for itself and on behalf of third-party credit owners. The Company’s total servicing portfolio consists of accounts serviced for others for which servicing rights have been capitalized, accounts subserviced for others, and residential loans and real estate owned carried on the consolidated balance sheets, but excludes charged-off loans managed by the Servicing segment.
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	December 31, 2016		December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners
Capitalized servicing rights (1)	1,032,676	$112,936,287	1,637,541	$197,154,579
Capitalized subservicing (2)	130,018	7,426,803	159,368	9,053,755
Subservicing (3) (4)	804,461	113,392,035	346,755	47,734,378
Total third-party servicing portfolio	1,967,155	233,755,125	2,143,664	253,942,712
On-balance sheet residential loans and real estate owned	97,388	12,690,018	102,044	12,705,532
Total servicing portfolio	2,064,543	$246,445,143	2,245,708	$266,648,244
__________

(1)
Includes $1.7 billion in unpaid principal balance associated with servicing rights sold to WCO at December 31, 2015 that did not meet all of the requirements for sale accounting. Refer to Note 21 for additional information relating to the sale of these servicing rights.

(2)	Consists of subservicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(3)	Includes $6.6 billion in unpaid principal balance of subservicing performed for WCO at December 31, 2015.

(4)
Includes $64.6 billion in unpaid principal balance of subservicing that relates to transactions with NRM that closed in the fourth quarter of 2016, whereby the Company sold servicing rights with respect to pools of mortgage loans with subservicing retained. Refer to Note 4 for additional information relating to the sale of these servicing rights.

As of December 31, 2016, the Company's two largest subservicing customers represented approximately 56% and 23% of the Company's total subservicing portfolio based on unpaid principal balance.
The Company’s geographic diversification of its third-party servicing portfolio, based on the outstanding unpaid principal balance, is as follows (dollars in thousands):

	December 31, 2016			December 31, 2015
	Number of Accounts	Unpaid Principal Balance	Percentage of Total	Number of Accounts	Unpaid Principal Balance	Percentage of Total
California	224,408	$42,939,204	18.4%	244,708	$46,704,146	18.4%
Florida	163,186	19,530,088	8.4%	180,242	21,714,653	8.6%
Texas	152,485	12,935,308	5.5%	169,167	14,380,328	5.7%
Other <5%	1,427,076	158,350,525	67.7%	1,549,547	171,143,585	67.3%
Total	1,967,155	$233,755,125	100.0%	2,143,664	$253,942,712	100.0%

Net Servicing Revenue and Fees
The Company earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Servicing fees (1) (2)	$680,002	$708,491	$675,335
Incentive and performance fees (1)	70,197	117,586	157,148
Ancillary and other fees (1) (3)	98,055	104,750	88,430
Servicing revenue and fees	848,254	930,827	920,913
Change in fair value of servicing rights	(480,476)	(401,992)	(273,502)
Amortization of servicing rights (4)	(21,801)	(26,827)	(43,101)
Change in fair value of servicing rights related liabilities (2) (5)	(4,986)	(7,741)	(2,800)
Net servicing revenue and fees	$340,991	$494,267	$601,510
__________

(1)
Includes subservicing fees related to servicing assets held by WCO of $4.4 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively. Includes incentive and performance fees, and ancillary and other fees related to servicing assets held by WCO of $0.7 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

(2)	Includes a pass-through of $9.8 million and $0.6 million relating to servicing rights sold to WCO for the years ended December 31, 2016 and 2015, respectively.

(3)	Includes late fees of $63.3 million, $62.8 million and $48.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Includes amortization of a servicing liability of $7.1 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively.

(5)
Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $16.3 million, $9.3 million and $4.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Servicing revenue and fees included $458.9 million, $571.4 million and $615.8 million from servicing Fannie Mae residential loans for the years ended December 31, 2016, 2015 and 2014, respectively. Servicing revenue and fees for the year ended December 31, 2016 also included $92.8 million and $85.2 million from servicing Freddie Mac and Ginnie Mae loans, respectively.
Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	Mortgage Loan	Reverse Loan
Balance at January 1, 2014	$161,782	$11,994
Amortization of servicing rights	(40,418)	(2,683)
Balance at December 31, 2014	121,364	9,311
Servicing rights capitalized upon deconsolidation of Residual Trusts	3,133	—
Amortization of servicing rights	(25,195)	(2,053)
Balance at December 31, 2015	99,302	7,258
Sales	(318)	—
Amortization of servicing rights (1)	(24,363)	(1,753)
Balance at December 31, 2016	$74,621	$5,505
__________

(1)	Includes impairment of servicing rights related to the mortgage loan class of $4.0 million for the year ended December 31, 2016.

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. The fair value of servicing rights for the mortgage loan class and the reverse loan class was $79.9 million and $7.3 million, respectively, at December 31, 2016, and $117.3 million and $11.1 million, respectively, at December 31, 2015. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	December 31, 2016		December 31, 2015
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	5.1	2.6	5.6	2.8
Weighted-average discount rate	13.00%	15.00%	12.06%	15.00%
Conditional prepayment rate (2)	6.51%	N/A	6.49%	N/A
Conditional default rate (2)	2.33%	N/A	2.16%	N/A
Conditional repayment rate (3)	N/A	32.28%	N/A	29.53%
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
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of the year (1)	$1,682,016	$1,599,541	$1,131,124
Acquisition of EverBank net assets	—	—	58,680
Purchases	24,380	237,820	479,820
Servicing rights capitalized upon sales of loans	198,865	306,741	214,285
Sales	(458,541)	(60,094)	(10,866)
Other	(16,651)	—	—
Change in fair value due to:
Changes in valuation inputs or other assumptions (2)	(243,645)	(157,262)	(124,471)
Other changes in fair value (3)	(236,831)	(244,730)	(149,031)
Total change in fair value	(480,476)	(401,992)	(273,502)
Balance at end of the year	$949,593	$1,682,016	$1,599,541
__________

(1)	Includes servicing rights that were sold to WCO and accounted for as a financing of $16.9 million at December 31, 2015.

(2)	Represents the change in fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(3)	Represents the realization of expected cash flows over time.
The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are described in Note 7. Should the actual performance and timing differ materially from the Company's projected assumptions, the estimate of fair value of the servicing rights could be materially different.

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	December 31, 2016			December 31, 2015
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	11.56%	$(41,926)	$(80,512)	10.88%	$(68,874)	$(132,645)
Weighted-average conditional prepayment rate	9.09%	(30,513)	(59,083)	9.94%	(63,884)	(123,173)
Weighted-average conditional default rate	0.88%	(28,370)	(57,854)	1.06%	(21,208)	(43,576)
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

	For the Years Ended December 31,
	2016	2015	2014
Weighted-average life in years	6.2	6.5	7.1
Weighted-average discount rate	12.47%	11.90%	9.43%
Weighted-average conditional prepayment rate	9.15%	8.19%	7.67%
Weighted-average conditional default rate	0.34%	0.39%	0.73%

14. Goodwill and Intangible Assets, Net
Goodwill and intangible assets were recorded in connection with various business combinations.
Goodwill
The table below sets forth the activity in goodwill by reportable segment (in thousands):

	Reportable Segment
	Servicing (1)	Originations	Reverse Mortgage	Total
Balance at January 1, 2015 (2)	$471,182	$47,747	$56,539	$575,468
Impairment	(151,018)	—	(56,539)	(207,557)
Balance at December 31, 2015 (2)	320,164	47,747	—	367,911
Acquisition of RCS net assets	3,784	—	—	3,784
Impairment (3)	(319,551)	—	—	(319,551)
Reclassification to assets held for sale (4)	(4,397)	—	—	(4,397)
Balance at December 31, 2016 (2)	$—	$47,747	$—	$47,747
__________

(1)	The Servicing, Insurance and ARM reporting units are components of the Servicing segment.

(2)
There were accumulated impairment losses relating to the Reverse Mortgage segment of $82.3 million at January 1, 2015 and $138.8 million at December 31, 2016 and 2015, respectively. In addition, there were accumulated impairment losses relating to the Servicing segment of $470.6 million and $151.0 million at December 31, 2016 and 2015, respectively.

(3)
As discussed in further detail below, the Company recorded goodwill impairment charges in its Servicing segment of $215.4 million, $91.0 million and $13.2 million during the second, third and fourth quarters of 2016, respectively.

(4)	Represents the goodwill balance associated with the Insurance business. Refer to Note 16 for additional information on assets held for sale at December 31, 2016.
Servicing 2015
The Company's share price experienced volatility during 2015. As a result, the Company reassessed its market capitalization and the implications that the decline in market capitalization had on the carrying value of its goodwill. Management concluded that there were circumstances evident that indicated the fair value of the Company's reporting units could be below their carrying amounts. As a result of the Step 1 testing, the Originations and ARM reporting units had fair values that exceeded their carrying values of 52% and 5%, respectively. However, the Servicing reporting unit had a carrying value that exceeded its fair value and therefore, the Company was required to perform the Step 2 testing for this reporting unit. Based on the Step 2 testing, the carrying amount of the Servicing reporting unit’s goodwill exceeded its implied fair value and as a result, the Company recorded a $151.0 million goodwill impairment charge in the fourth quarter of 2015, which is included in goodwill impairment on the consolidated statements of comprehensive loss. This impairment was primarily the result of higher discount rates applied to forecasted cash flows driven by the decline in the Company's stock price, which had been impacted by continued challenges in the Company's industry, market developments, as well as the impact these factors have had on certain Company specific matters.
Reverse Mortgage 2015
During the second quarter of 2015, the Reverse Mortgage reporting unit experienced operational challenges in its retail origination channel and experienced a reduction in opportunities for additional subservicing business. Additionally, more experience existed with respect to previously introduced product changes that deferred a significant amount of cash flow to future years. The initial impact of this deferral of cash flows to future years was greater than originally anticipated by the Company. Also during the second quarter of 2015, new financial assessment requirements for the HECM program went into effect and new mortgagee letters were issued that could impact the likelihood of curtailment events in future periods. At such time, the impact of those changes remained uncertain. At the same time, the Reverse Mortgage reporting unit continued to experience increasing liquidity requirements for the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools, and based on recent developments, an increase in obligations surrounding curtailment-related items existing at the time of the RMS acquisition. Collectively, the impact of the greater than anticipated principal deferral, the operational challenges and the liquidity requirements resulted in reduced and delayed cash flows in the reverse mortgage business.

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
The Company performed the Step 1 testing and concluded that the fair value of the Reverse Mortgage reporting unit (determined based on the income approach) was below its carrying value and was therefore required to perform the Step 2 testing to determine the implied fair value of goodwill. The Company concluded, based on the Step 2 testing, that the carrying amount of the reporting unit's goodwill exceeded its implied fair value and as a result, recorded a $56.5 million goodwill impairment charge in the second quarter of 2015, which is included in goodwill impairment on the consolidated statements of comprehensive loss.
Servicing 2016
During the second quarter of 2016, the Company recorded goodwill impairment of $215.4 million, comprised of $194.1 million relating to the Servicing reporting unit and $21.3 million relating to the ARM reporting unit. The Servicing reporting unit impairment was driven by a decline in cash flows from lower than expected operating results due to continued challenges associated with certain company-specific matters, primarily due to delays in transitioning the Servicing business model to a more fee-for-service and capital-light business model, as well as external pressures that the sector continues to experience, including regulatory scrutiny and market volatility due to the declining interest rate environment. The ARM reporting unit impairment was primarily driven by lower cash flows due to the unsuccessful development of new business opportunities in this reporting unit. Additionally, as a result of the downward pressures on the Company's share price during the first half of 2016, the Company's market capitalization was reassessed, including the potential impact that the decline in market capitalization could have on the carrying value of goodwill. Management concluded that the aforementioned circumstances indicated that it was more likely than not that the fair value of the Servicing and ARM reporting units were below their respective carrying amounts, and accordingly, performed the Step 1 and Step 2 testing for these reporting units. The Step 1 testing indicated that both the Servicing and ARM reporting units had carrying values that exceeded the respective estimated fair values, and the Step 2 testing resulted in the conclusion that the carrying amount of the Servicing and ARM reporting units' goodwill exceeded the implied fair value. This impairment was primarily the result of an increased company-specific risk premium added to the discount rate that was applied to lower re-forecasted cash flows driven by the aforementioned circumstances.
During the third quarter of 2016, the Company recorded a goodwill impairment charge of $91.0 million relating to the Servicing reporting unit. The impairment indicator was continued elevated levels of expenses during the third quarter. The Company performed a Step 1 testing using a discounted cash flows model, which resulted in the carrying value exceeding the implied fair value, driven by a continuation of higher expense levels in the near term due to anticipated infrastructure investments and lower cash flows. Accordingly, the Step 2 testing was performed, which determined that the remaining Servicing reporting unit goodwill was impaired as of September 30, 2016.
During the fourth quarter of 2016, the Company recorded a goodwill impairment charge of $13.2 million relating to the ARM reporting unit. The impairment indicators included continued lack of new business. The Company performed the Step 1 testing using a discounted cash flows model, which resulted in the carrying value exceeding the implied fair value, driven by challenges in obtaining new business resulting in lower projected revenue in future periods and declining margins due to runoff of the purchased loan portfolio. Accordingly, the Step 2 testing was performed, which determined that the entire ARM reporting unit goodwill was impaired as of December 31, 2016.
Intangible Assets, Net
Amortization expense associated with intangible assets was $12.0 million, $19.5 million and $18.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible assets, net consist of the following (in thousands):

	December 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships (1)	$29,141	$(23,769)	$—	$5,372	$133,067	$(64,238)	$68,829
Institutional relationships	11,900	(5,222)	(6,340)	338	16,600	(8,468)	8,132
Other	10,000	(3,968)	(395)	5,637	10,000	(2,923)	7,077
Total intangible assets	$51,041	$(32,959)	$(6,735)	$11,347	$159,667	$(75,629)	$84,038
__________

(1)
The balance as of December 31, 2016 excludes customer relationships related to the Insurance business with a net carrying amount of $54.0 million that were reclassified to assets held for sale. Refer to Note 16 for additional information on assets held for sale at December 31, 2016.

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
Based on the balance of intangible assets, net at December 31, 2016, the following is an estimate of amortization expense for each of the next five years and thereafter (in thousands):

Amortization Expense
2017	$2,444
2018	1,714
2019	1,370
2020	1,109
2021	904
Thereafter	3,806
Total	$11,347
15. Premises and Equipment, Net
Premises and equipment, net consist of the following (dollars in thousands):

	December 31,		Useful Life (in years)
	2016	2015
Computer software	$239,868	$213,923	3 - 7
Computer hardware	36,515	35,120	3
Furniture and fixtures	10,543	10,649	3
Office equipment and other	13,347	6,053	3
Assets in development	4,741	23,995
Total premises and equipment	305,014	289,740
Less: accumulated depreciation and amortization	(222,386)	(183,259)
Premises and equipment, net	$82,628	$106,481
The Company recorded depreciation and amortization expense for premises and equipment of $47.5 million, $49.7 million and $53.8 million, which includes amortization expense for computer software of $37.4 million, $37.9 million and $40.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively. Unamortized computer software costs were $62.7 million and $70.4 million at December 31, 2016 and 2015.

16. Held for Sale Operations
On December 30, 2016, the Company executed a stock purchase agreement pursuant to which the Company agreed to sell 100% of the stock of its indirect, wholly-owned subsidiary, GTI Holdings Corp., which is the holding company of the Company's primary licensed insurance agency, Green Tree Insurance Agency, Inc., to a wholly-owned subsidiary of Assurant, for a purchase price of $125.0 million in cash, subject to adjustment as specified in the agreement. Under the agreement, an affiliate of Assurant has also agreed to make potential earnout payments to the Company in an aggregate amount of up to $25.0 million in cash, with the amount of such payments to be based upon the gross written premium of certain voluntary homeowners' insurance written by certain affiliates of Assurant over a specified timeframe. This transaction closed on February 1, 2017, at which time the Company received $131.1 million in cash. As a result of this transaction, the assets and liabilities related to the insurance business, which are included in the Servicing segment, were reclassified to operations held for sale line items on the consolidated balance sheets at December 31, 2016.
The assets and liabilities of held for sale operations consist of the following (in thousands):

December 31, 2016
Assets
Receivables	$12,699
Goodwill	4,397
Intangible assets, net	53,989
Assets held for sale	$71,085

Liabilities
Payables and accrued liabilities	$2,402
Liabilities held for sale	$2,402
17. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2016	2015
Real estate owned, net	$104,554	$77,383
Derivative instruments	87,937	58,512
Investment in WCO	19,403	22,598
Deferred debt issuance costs	6,879	10,261
Other	23,517	31,610
Total other assets	$242,290	$200,364

18. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Loans subject to repurchase from Ginnie Mae (1)	$184,289	$22,507
Accounts payable and accrued liabilities	155,556	113,325
Curtailment liability	121,305	115,453
Employee-related liabilities	91,063	95,926
Originations liability	62,969	48,930
Margin payable on derivative instruments	30,941	10,101
Servicing rights and related advance purchases payable	18,187	21,649
Derivative instruments	11,804	6,475
Uncertain tax positions (2)	9,414	64,554
Accrued interest payable	9,414	9,819
Payables to insurance carriers (3)	5,452	21,356
Acquisition related escrow funds payable to sellers	1,236	10,236
Other	57,381	57,595
Total payables and accrued liabilities	$759,011	$597,926
__________

(1)
As the amount of loans securitized with Ginnie Mae increases and the portfolio continues to season, this amount will continue to increase, which will be offset by actual repurchases of, or payments received on, these loans. Refer to Note 9 for additional information.

(2)	Refer to Note 26 for a rollforward of the activity in uncertain tax positions.

(3)	The December 31, 2015 balance was reduced by $42.1 million to correct an immaterial error as discussed in further detail in Note 1.
Costs Associated with Exit Activities
During 2015, the Company took distinct actions to improve efficiencies within the organization, which included re-branding its mortgage business by consolidating Ditech Mortgage Corp and Green Tree Servicing into one legal entity with one brand. Additionally, the Company took measures to restructure its mortgage loan servicing operations and improve the profitability of the reverse mortgage business by streamlining its geographic footprint and strengthening its retail originations channel. These actions resulted in costs relating to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. The Company completed these activities in the fourth quarter of 2015.
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
In addition, during 2016, the Company initiated actions in connection with its continued efforts to enhance efficiencies and streamline processes, which included various organizational changes to the scale and proficiency of the Company's leadership team and support functions to further align with the Company's business needs. Further, during December 2016 a decision was made by management to exit the reverse mortgage origination business, while maintaining its reverse mortgage servicing operations. These actions resulted in costs relating to the termination of certain employees and closing of offices. The Company expects to incur additional costs relating to these actions of approximately $0.3 million during 2017. The Company will continue to evaluate other opportunities for further cost reductions that may result in future costs associated with exit activities being incurred. These actions are collectively referred to as the 2016 Actions herein.
The costs resulting from the 2015 Actions and the 2016 Actions are recorded in salaries and benefits and general and administrative expenses on the Company's consolidated statements of comprehensive loss.

The following table presents the current period activity in the accrued exit costs liability resulting from each of the 2015 Actions and 2016 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	For the Year Ended December 31, 2016
	2015 Actions	2016 Actions	Total
Balance at January 1, 2016	$4,183	$—	$4,183
Charges
Severance and related costs	1,232	19,768	21,000
Office closures and other costs	980	3,778	4,758
Total charges	2,212	23,546	25,758
Cash payments or other settlements
Severance and related costs	(3,595)	(8,614)	(12,209)
Office closures and other costs	(1,812)	(3,054)	(4,866)
Total cash payments or other settlements	(5,407)	(11,668)	(17,075)
Balance at December 31, 2016	$988	$11,878	$12,866

Cumulative charges incurred
Severance and related costs	$7,238	$19,768	$27,006
Office closures and other costs	6,535	3,778	10,313
Total cumulative charges incurred	$13,773	$23,546	$37,319

Total expected costs to be incurred	$13,773	$23,835	$37,608

The following table presents the current period activity for each of the 2015 Actions and 2016 Actions described above by reportable segment (in thousands):

	For the Year Ended December 31, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Balance at January 1, 2016
2015 Actions	$1,174	$1,663	$1,346	$—	$4,183
2016 Actions	—	—	—	—	—
Total balance at January 1, 2016	1,174	1,663	1,346	—	4,183
Charges
2015 Actions	19	1,982	211	—	2,212
2016 Actions	11,602	1,136	5,226	5,582	23,546
Total charges	11,621	3,118	5,437	5,582	25,758
Cash payments or other settlements
2015 Actions	(740)	(3,385)	(1,282)	—	(5,407)
2016 Actions	(7,279)	(113)	(3,004)	(1,272)	(11,668)
Total cash payments or other settlements	(8,019)	(3,498)	(4,286)	(1,272)	(17,075)
Balance at December 31, 2016
2015 Actions	453	260	275	—	988
2016 Actions	4,323	1,023	2,222	4,310	11,878
Total balance at December 31, 2016	$4,776	$1,283	$2,497	$4,310	$12,866

Total cumulative charges incurred
2015 Actions	$6,481	$4,590	$1,851	$851	$13,773
2016 Actions	11,602	1,136	5,226	5,582	23,546
Total cumulative charges incurred	$18,083	$5,726	$7,077	$6,433	$37,319

Total expected costs to be incurred
2015 Actions	$6,481	$4,590	$1,851	$851	$13,773
2016 Actions	11,602	1,136	5,515	5,582	23,835
Total expected costs to be incurred	$18,083	$5,726	$7,366	$6,433	$37,608
19. Servicing Advance Liabilities
Servicing advance liabilities, which are carried at amortized cost, consist of the following (in thousands):

	December 31,
	2016	2015
Servicing advance facilities (1)	$708,462	$1,072,541
Early Advance Reimbursement Agreement	74,767	156,739
Total servicing advance liabilities (2)	$783,229	$1,229,280
__________

(1)	Servicing advance facilities are net of $1.5 million and $2.9 million in deferred issuance costs relating to term notes at December 31, 2016 and 2015, respectively.

(2)
During the year ended December 31, 2016, the Company transitioned a large portion of its mortgage loan servicing portfolio to MSP, which resulted in a reduction to certain servicing advance liabilities as a result of changes in the structure and timing of the flow of funds to certain custodial accounts that are not reflected in the consolidated balance sheets.

The Company's subsidiaries have four servicing advance facilities through several lenders and an Early Advance Reimbursement Agreement with Fannie Mae, which, in each case, are used to fund servicer and protective advances that are the responsibility of the Company under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity of $1.2 billion at December 31, 2016. These facilities include $300.0 million of term notes at a weighted-average fixed interest rate of 2.68% expiring in October 2018 and $140.0 million of term notes at a weighted-average fixed interest rate of 3.45% expiring October 2018. The interest rates on the remaining capacities are primarily based on LIBOR plus between 2.50% and 3.00%, and have various expiration dates through July 2018. The facilities had a weighted-average stated interest rate of 3.32% and 3.25% at December 31, 2016 and 2015, respectively. Payments on the amounts due under these agreements are paid from certain proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) issuance of new notes or other refinancing transactions. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities are non-recourse to the Company. Refer to Note 5 for additional information regarding these facilities.
Servicing Advance Facilities
The servicing advance facilities had $0.8 billion of collateral pledged by the Company's subsidiaries under these agreements at December 31, 2016. The servicing advance facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to the Company’s operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Ditech Financial was in compliance with these financial covenants at December 31, 2016.
The Company's subsidiaries are dependent on the ability to secure servicing advance facilities on acceptable terms and to renew, replace or resize existing facilities as they expire. If the Company fails to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, the Company may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions.
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
After giving effect to the issuance of new term notes, the redemption of certain existing term notes and the amendment to the terms of the variable funding notes, each as described above, this facility consists of (i) previously issued three-year term notes with an aggregate principal balance of $140.0 million and an expected repayment date of October 15, 2018, (ii) two-year term notes issued September 30, 2016 with an aggregate principal balance of $300.0 million and an expected repayment date of October 15, 2018, and (iii) up to $400.0 million of previously issued variable funding notes with an expected repayment date of October 4, 2017. At December 31, 2016, an aggregate principal balance of $440.0 million of various series of term notes and $142.0 million of variable funding notes were outstanding under this facility.
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in March 2016 and expires in March 2017. If not renewed in 2017, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At December 31, 2016, the Company had borrowings of $74.8 million under the Early Advance Reimbursement Agreement, which has a capacity of $200.0 million.

20. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.5 billion at December 31, 2016 and are secured by certain residential loans and real estate owned. At December 31, 2016, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 3.13%, and have various expiration dates through February 2018. The facilities had a weighted-average stated interest rate of 3.27% and 2.83% at December 31, 2016 and 2015, respectively. At December 31, 2016, $1.1 billion of the outstanding borrowings were secured by $1.2 billion in originated and purchased residential loans and $104.8 million of outstanding borrowings were secured by $118.3 million in repurchased HECMs and real estate owned.
One of the warehouse facilities, utilized to finance the origination of reverse loans, and which has total and uncommitted capacity of $125.0 million matured on February 11, 2017. Borrowings under this facility were fully repaid by the maturity date.
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
The three Ditech Financial master repurchase agreements that contain profitability covenants were amended to allow for a net loss under such covenants for the quarters ended December 31, 2016 and March 31, 2017. Without these amendments, Ditech Financial would not have been in compliance with these covenants for the quarter ended December 31, 2016. These amendments, amongst other things, also decrease the Company's advance rate under certain facilities, and require the Company to maintain additional cash in a deposit account for one of the facilities. This cash is included in restricted cash on the consolidated balance sheets.
During the quarter ended March 31, 2016, one of RMS’s master repurchase agreements was amended to allow for a lower adjusted EBITDA (as determined pursuant to this agreement) for each of the first quarter and second quarter of 2016 under such agreement’s profitability covenant. In August 2016, an additional amendment was executed to allow for a lower adjusted EBITDA for each of the third quarter and fourth quarter of 2016 under such agreement's profitability covenant.
As a result of Ditech and RMS obtaining these amendments, the Company's subsidiaries were in compliance with all financial covenants relating to master repurchase agreements at December 31, 2016.
The Company's subsidiaries are dependent on the ability to secure warehouse facilities on acceptable terms and to renew, replace or resize existing facilities as they expire. If the Company fails to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, the Company may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. The Company intends to renew, replace, or extend its facilities and may seek waivers or amendments in the future, if necessary. The Company has plans in place to strengthen its operating results under its new leadership team, including transformation of its originations business as well as cost reduction efforts and efficiency initiatives; however, there can be no assurance that these or others actions will be successful.

21. Servicing Rights Related Liabilities
Servicing rights related liabilities consist of the following (in thousands):

	December 31,
	2016	2015
MSR liabilities related to NRM sales	$1,902	$—
Excess servicing spread liabilities	—	100,111
Servicing rights financing	—	16,889
Total servicing rights related liabilities	$1,902	$117,000
MSR Liabilities Related to NRM Sales
The Company has a recapture agreement relating to certain subservicing performed on behalf of NRM, including subservicing relating to the servicing rights sold to NRM as discussed further in Note 4. NRM is entitled to the servicing right resulting from the refinancing by the Company of a loan in the servicing portfolio previously transferred to NRM. As transfer of the servicing rights on the refinanced loans has not yet occurred, the Company records a MSR liability relating to the MSR that will ultimately be transferred to NRM. The Company will transfer the MSR upon investor approval.
Excess Servicing Spread Liabilities
The Company sold to WCO portions of the excess servicing spread associated with certain mortgage loans serviced by the Company for $46.8 million and $75.4 million in November 2015 and July 2014, respectively. The Company retained all ancillary income associated with servicing the portfolio in addition to the receipt of a base servicing fee. The Company continued to be the servicer of the residential loans and provided all servicing functions, including responsibility to make advances. Payments on the excess servicing spread liabilities were based on future servicing fees received from residential loans underlying the servicing rights. Interest expense on the excess servicing spread liabilities, which represents the accretion of fair value, was $12.1 million and $9.0 million for the years ended December 31, 2016 and 2015, respectively. There was no contractual interest rate on the excess servicing spread liabilities.
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
During the fourth quarter of 2016, the Company sold NRM the servicing rights relating to such excess servicing spread, with subservicing retained by the Company. In connection with these transactions, the Company derecognized the excess servicing spread liabilities. Refer to Note 4 for additional information on these transactions.
Servicing Rights Financing
In November 2015, the Company sold servicing rights to WCO for a sales price of $17.8 million. In May 2016, the Company sold additional MSR to WCO for a sales price of $27.9 million. The Company also entered into an agreement to subservice the related residential loans. As a result, the Company continued to be the servicer of the residential loans and provided all servicing functions, including responsibility to make advances, and receives a subservicing fee for such services. The Company retained all ancillary income associated with servicing the portfolio. WCO was required to reimburse the Company for advances within 30 days of invoice. Payments on the servicing rights financing were based on future servicing fees received from residential loans underlying the servicing rights. Interest expense on the service rights financing, which represents the accretion of fair value, was $4.2 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively. There was no contractual interest rate on the service rights financing.

The Company had a recapture agreement relating to certain subservicing performed on behalf of WCO, including subservicing relating to the servicing rights sold to WCO during the years ended December 31, 2016 and 2015, whereby WCO is entitled to the servicing right resulting from the refinancing by the Company of a loan in the original servicing portfolio. The new or replacement loan will be governed by the same terms set forth in the related subservicing agreement. In the event the Company originates a new loan that is not in compliance with the recapture agreement or fails to deliver the new loan to Fannie Mae or Freddie Mac as soon as commercially reasonable, the Company, upon WCO's demand, was obligated to repurchase the servicing right related to the original loan at the servicing rights recapture price, as defined in the recapture agreement, or replace the servicing rights with another loan, subject to mutually agreed upon terms.
During the fourth quarter of 2016, in connection with the sale by WCO of substantially all of its assets, including servicing rights which were previously sold by the Company to WCO and accounted for as secured borrowings, the Company derecognized the servicing rights financing. Refer to Note 4 for additional information on these transactions.
22. Corporate Debt
Corporate debt consists of the following (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amortized Cost	Weighted- Average Stated Interest Rate (1)	Amortized Cost	Weighted- Average Stated Interest Rate (1)
2013 Term Loan (unpaid principal balance of $1,416,500 and $1,423,750 at December 31, 2016 and 2015, respectively)	$1,394,658	4.75%	$1,396,884	4.75%
Senior Notes (unpaid principal balance of $538,662 at December 31, 2016 and 2015, respectively)	529,738	7.875%	528,337	7.875%
Convertible Notes (unpaid principal balance of $242,468 and $290,000 at December 31, 2016 and 2015, respectively)	204,604	4.50%	231,723	4.50%
Capital leases	—		480
Total corporate debt	$2,129,000		$2,157,424
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.
The effective interest rate on corporate debt was 6.64% and 6.56% for the years ended December 31, 2016 and 2015, respectively. The increase in effective interest rate is due primarily to the voluntary payment of the lower rate 2013 Term Loan during 2015 as described below.
The following table provides the contractual maturities (by unpaid principal balance) of corporate debt at December 31, 2016 (in thousands):

Corporate Debt
2019	256,218
2020	1,402,750
2021	538,662
Total	$2,197,630
Term Loans and Revolver
The Company has a 2013 Term Loan in the original principal amount of $1.5 billion and a $100.0 million 2013 Revolver. The Company’s obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of the Company’s subsidiaries and secured by substantially all of the Company’s assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities. Refer to the Consolidated Variable Interest Entities section of Note 5 for additional information.

The terms of the 2013 Secured Credit Facilities are summarized in the table below.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter 2014; remainder at final maturity	December 18, 2020
2013 Revolver (1)	LIBOR plus 4.50%(2)	Bullet payment at maturity	December 19, 2018
__________

(1)
Under the 2013 Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, the Company must satisfy both a specified Interest Coverage Ratio and a specified Total Leverage Ratio on a pro forma basis after giving effect to the borrowing. As of December 31, 2016, the Company did not satisfy both of these ratios, and as a result the maximum amount the Company would have been able to borrow on the 2013 Revolver was $20.0 million, of which $12.2 million remained available after utilization for issued letters of credit.

(2)	Represents the rate through and including January 1, 2017. After this date, the rate reverted back to LIBOR plus 3.75%.
On August 5, 2016, the Company entered into an amendment to the 2013 Credit Agreement, which, among other things, permanently reduced the aggregate commitments under the 2013 Revolver from $125.0 million to $100.0 million, increased the interest rate on any drawn amounts under the 2013 Revolver from LIBOR plus 3.75% to LIBOR plus 4.50% for the period through and including January 1, 2017, and increased the specified Total Leverage Ratio test (which is tested on a pro forma basis in connection with any requested draw of, and following any draw of, any amounts greater than 20% of the revolving commitments) for the four-quarter period ended June 30 2016 and September 30, 2016. There have been no borrowings under the 2013 Revolver. At December 31, 2016, the Company had outstanding $7.8 million in issued LOCs with remaining availability under the 2013 Revolver of $12.2 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year.
During the year ended December 31, 2015, the Company made a voluntary payment of $50.0 million on the 2013 Term Loan that resulted in a loss on extinguishment of $1.0 million due to the write-off of the related issue costs. During the year ended December 31, 2016, the Company repurchased $7.2 million in principal balance of the 2013 Term Loan for $6.3 million resulting in a gain on extinguishment of $0.9 million, which is recorded in net gains on extinguishment on the consolidated statements of comprehensive loss.
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
During the year ended December 31, 2015, the Company repurchased Senior Notes with a carrying value of $35.7 million and an unpaid principal balance of $36.3 million for $30.0 million resulting in a gain on extinguishment of $5.7 million, which is recorded in net gains on extinguishment on the consolidated statements of comprehensive loss.
Convertible Notes
In October 2012, the Company closed on a registered underwritten public offering of $290 million aggregate principal amount of Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per annum, and mature on November 1, 2019.
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
During the year ended December 31, 2016, the Company repurchased Convertible Notes with a carrying value of $39.3 million and unpaid principal balance of $47.5 million for $24.8 million resulting in a gain on extinguishment of $14.5 million, which is recorded in net gains on extinguishment on the consolidated statements of comprehensive loss.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded $24.5 million, $24.6 million and $23.4 million, respectively, in interest expense related to its Convertible Notes, which included $11.2 million, $10.8 million and $9.8 million in amortization of discount, respectively. The effective interest rate of the liability component of the Convertible Notes, which includes the amortization of discount and debt issuance costs, was 11.0% for the year ended December 31, 2016 and 10.6% for the years ended December 31, 2015 and 2014. At December 31, 2016 and 2015, the unamortized discount was $34.7 million and $53.5 million, respectively. The unamortized discount at December 31, 2016 will be recognized over its remaining life of 2.8 years.
23. Mortgage-Backed Debt
Mortgage-backed debt consists of debt issued by the Residual and Non-Residual Trusts that have been consolidated by the Company. The mortgage-backed debt of the Residual Trusts is carried at amortized cost while the mortgage-backed debt of the Non-Residual Trusts is carried at fair value.
Provided in the table below is information regarding the mortgage-backed debt (dollars in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Weighted-Average Stated Interest Rate (1)	Carrying Value	Weighted-Average Stated Interest Rate (1)
Mortgage-backed debt at amortized cost (unpaid principal balance of $434,667 and $474,759 at December 31, 2016 and 2015, respectively)	$429,931	6.07%	$469,339	6.07%
Mortgage-backed debt at fair value (unpaid principal balance of $518,317 and $585,839 at December 31, 2016 and 2015, respectively)	514,025	5.70%	582,340	5.53%
Total mortgage-backed debt	$943,956	5.87%	$1,051,679	5.77%
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make principal and interest payments due on the mortgage-backed debt. The Trust Notes issued by the Residual Trusts have final maturities ranging from 2036 to 2040. The maturity of the Company's mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is subject to voluntary redemption according to the specific terms of the respective indenture agreements, including the option to exercise a clean-up call. Under the mortgage-backed debt issued by the Non-Residual Trusts, the Company has certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The majority of the call obligations in 2017 are anticipated to occur during the second half of the year. At December 31, 2016, mortgage-backed debt was collateralized by $1.0 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. Refer to the Consolidated Variable Interest Entities section of Note 5 for further information.
24. HMBS Related Obligations
The weighted-average stated interest rate on HMBS related obligations was 4.09% and 4.04% at December 31, 2016 and 2015, respectively. At December 31, 2016, the weighted-average remaining life was 3.2 years. The unpaid principal balance and the carrying value of residential loans and real estate owned pledged as collateral to the securitization pools was $9.9 billion and $10.4 billion, respectively, at December 31, 2016.

25. Share-Based Compensation
The Company established the 2011 Plan, which permits the grant of stock options, restricted stock, RSUs, performance-shares and other stock-based awards to the Company’s officers, directors, employees, and other persons expected to provide significant services to the Company and its subsidiaries through May 10, 2021. A total of 6,550,000 shares were originally authorized to be granted under the 2011 Plan at December 31, 2012, some of which were previously granted under incentive plans that were in effect prior to the 2011 Plan. In May 2013, the 2011 Plan was amended to increase the authorized shares by 2,265,000 shares. On June 9, 2016, the 2011 Plan was further amended and restated to increase the authorized shares thereunder by 2,000,000 shares, resulting in a total of 10,815,000 shares of common stock authorized for issuance under the amended and restated 2011 Plan.
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
At December 31, 2016, there were 2,204,362 shares underlying the 2011 Plan that are authorized, but not yet granted. The Company issues new shares of stock upon the exercise of stock options and the vesting of restricted stock, RSUs and performance shares. Awards of stock options, restricted stock, and RSUs granted in recent years generally vest over a three or four year period and are based on service. Awards of performance shares granted in recent years generally vest over a three year performance period and are based on service and a market-based or company-based performance condition.
Stock Options
The following table summarizes the activity for stock options granted by the Company:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2014	2,726,553	$23.51	7.22	$32,785
Granted	67,507	29.11
Exercised	(303,449)	18.12		3,468
Forfeited or expired	(126,883)	31.24
Outstanding at December 31, 2014	2,363,728	23.95	6.34	1,223
Granted	789,210	16.39
Exercised	(15,458)	12.88		150
Forfeited or expired	(127,247)	27.66
Outstanding at December 31, 2015	3,010,233	21.87	5.56	443
Granted	1,272,293	5.69
Exercised	(64,220)	2.89		200
Forfeited or expired	(311,309)	16.51
Outstanding at December 31, 2016	3,906,997	17.34	5.74	1,809

Exercisable at December 31, 2016	2,471,233	22.69	4.42	119
Options expected to vest as of December 31, 2016	1,355,723	8.14	7.95	1,577
The grant-date fair values of stock options granted to employees and directors of the Company during the years ended December 31, 2016, 2015 and 2014 were $1.8 million, $5.1 million and $0.7 million, respectively. The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2016, 2015 and 2014 were $1.42, $6.49 and $10.05, respectively. The total amount of cash received by the Company from the exercise of stock options was $0.2 million for the years ended December 31, 2016 and 2015 and $5.5 million for the year ended December 31, 2014. The total fair values of options that vested during the years ended December 31, 2016, 2015 and 2014 were $10.4 million, $1.7 million and $5.7 million, respectively.

Method and Assumptions Used to Estimate Fair Values of Options
The weighted-average assumptions the Company used to value options are shown below.

	For the Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.99%	1.07%	1.17%
Dividend yield	—%	—%	—%
Expected life (years)	4.84	4.00	4.00
Volatility	56.96%	50.00%	42.56%
Forfeiture rate	5.85%	3.50%	2.20%
The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date with a term equal to the expected life of the option. The expected life of the options represents the period of time the options are expected to be outstanding. The dividend yield is based on the Company’s estimated annual dividend payout at the grant date. Volatility is based on the Company’s historical data and the forfeiture rate is based on historical termination experience.
Non-Vested Share Activity
The Company’s non-vested share-based awards consist of RSUs and performance shares. The grant-date fair values of share-based awards granted during the years ended December 31, 2016, 2015 and 2014 were $3.7 million, $18.4 million and $24.0 million, respectively.
The following table summarizes the activity for non-vested awards granted by the Company:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2014	308,426	$25.65	1.90	$10,906
Granted	738,164	32.46
Vested and settled	(30,898)	29.45		910
Forfeited	(94,133)	8.48
Outstanding at December 31,2014	921,559	30.42	1.84	15,215
Granted	1,046,362	17.62
Vested and settled	(303,166)	24.31		4,132
Forfeited	(165,610)	23.96
Outstanding at December 31, 2015	1,499,145	23.42	1.88	21,318
Granted (1)	1,128,522	3.28
Vested and settled	(894,900)	8.88		4,217
Forfeited	(322,557)	22.64
Outstanding at December 31, 2016	1,410,210	16.71	4.68	6,698
Non-vested shares expected to vest as of December 31, 2016	1,287,348	16.46	4.88	6,115
__________

(1)
Excludes 192,024 performance shares legally granted on November 3, 2016 that have not met the grant date requirements in accordance with GAAP, as the performance target condition had not been determined at December 31, 2016. The performance target for these performance shares is based on the 2017 Annual Business Plan as approved by the Board, which was approved subsequent to the year end.

The total fair values of shares that vested and settled during the years ended December 31, 2016, 2015 and 2014, were $7.9 million, $7.4 million and $0.9 million, respectively. The RSUs granted include immediately vesting RSUs granted to the Company's non-employee directors and former Chief Executive Officer, President and Vice Chairman of the Board of Directors, Denmar J. Dixon, detailed further below, and 500,000 RSUs granted to the Company's former Interim Chief Executive Officer and President and current chairman of the Board of Directors, George M. Awad, and 175,438 RSUs granted to the Company's newly appointed Chief Executive Officer and President, Anthony N. Renzi, that vest ratably in annual installments over three years subject to a service condition.

Method and Assumptions Used to Estimate Fair Values of Performance-Share Awards
The weighted-average assumptions the Company used to value performance-share awards are shown below. As discussed above, the table excludes the 192,024 performance shares legally granted in 2016 that have not met the grant-date requirements as required by GAAP as the performance target condition had not been determined at December 31, 2016.

	For the Years Ended December 31,
	2015	2014
Risk-free interest rate	0.75%	0.82%
Simulation period (years)	2.72	2.76
Volatility	52.30%	46.58%
Beginning TSR price	$16.57	$28.09
Forfeiture rate	3.50%	2.20%
The risk-free interest rate is based on the U.S. Treasury yield in effect at the grant date with a term equal to the simulation period used in the Monte-Carlo simulation model. The simulation period is equal to the performance period associated with the performance shares. Volatility is based on the Company’s historical data. Beginning TSR price is equal to the average closing price for the last twenty trading days immediately prior to the first day of the performance period. The forfeiture rate is based on historical termination experience. The performance shares vest December 31, 2016 and 2017, and the shares ultimately awarded will be based upon the performance percentage, which can range from 0% to 200% of the target performance award grant. The performance shares ultimately awarded upon vesting are based on the percentile rank of the Company’s TSR relative to the distribution of the TSRs of peer group companies. There were zero shares awarded for the performance shares that vested December 31, 2016.
Share-Based Compensation Expense
Share-based compensation expense recognized by the Company is net of actual forfeitures as well as estimated forfeitures, which are estimated based on historical termination behavior. Share-based compensation expense of $6.6 million, $20.9 million and $14.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, is included in salaries and benefits expense on the consolidated statements of comprehensive loss. The tax benefit recognized related to share-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $2.5 million, $8.0 million and $5.5 million, respectively. For unvested stock options and shares, the Company had $1.3 million and $3.2 million, respectively, of total unrecognized compensation cost at December 31, 2016, which is expected to be recognized over a weighted-average period of 1.4 years and 0.9 years, respectively.
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
On June 8, 2016, the Company and Denmar J. Dixon, the Company’s former Chief Executive Officer, President and Vice Chairman of the Board of Directors, entered into a separation agreement effective June 30, 2016, pursuant to which all RSUs, performance shares and stock options previously awarded to Mr. Dixon will remain outstanding and continue to vest as though Mr. Dixon remained employed by the Company through each applicable vesting date. In addition, Mr. Dixon received 125,000 RSUs that immediately vested on June 30, 2016. The weighted-average grant-date fair value of $2.85 for these RSUs was based upon the average of the high and low market prices of the Company's stock on their date of grant. The retention of the performance shares was considered a Type III modification for share-based compensation, and, as a result, the Company reversed all expense previously recorded for these retained awards and recorded the new compensation expense over the new requisite service period. The total incremental compensation benefit resulting from these modifications was $1.0 million.

26. Income Taxes
For the years ended December 31, 2016, 2015 and 2014, the Company recorded income tax benefit of $260.7 million, $141.2 million and $9.0 million, respectively. The increase in income tax benefit for the year ended December 31, 2016 as compared to 2015 results primarily from the increase in loss before income taxes, partially offset by the valuation allowance. The increase in income tax benefit for the year ended December 31, 2015 as compared to 2014 results primarily from the increase in loss before income taxes offset by the impact on income taxes for non-deductible expenses such as the impairment of goodwill of the Reverse Mortgage reporting unit.
Income tax benefit consists of the following components (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Current
Federal	$(69,204)	$46,331	$25,417
State and local	1,870	8,759	979
Current income tax expense (benefit)	(67,334)	55,090	26,396
Deferred
Federal	(153,598)	(159,171)	(33,788)
State and local	(39,728)	(37,155)	(1,620)
Deferred income tax benefit	(193,326)	(196,326)	(35,408)
Total income tax benefit	$(260,660)	$(141,236)	$(9,012)
Income tax benefit at the Company’s effective tax rate differed from the statutory tax rate as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Loss before income taxes	$(789,818)	$(404,426)	$(119,340)

Tax provision at statutory tax rate of 35%	(276,436)	(141,549)	(41,769)
Effect of:
Valuation allowance	34,000	—	—
State and local income tax	(24,058)	(16,979)	(1,649)
Goodwill impairment	—	19,789	28,794
Penalties	—	—	5,140
Other	5,834	(2,497)	472
Total income tax benefit	$(260,660)	$(141,236)	$(9,012)

The following table summarizes the components of deferred tax assets and liabilities (in thousands):

	December 31,
	2016	2015
Deferred tax assets
Net operating losses	$112,553	$36,014
Goodwill	111,865	—
Reverse loans	64,899	46,906
Servicer and protective advances	49,301	37,751
Curtailment liability	44,461	36,086
Intangible assets	32,750	37,013
Accrued expenses	25,022	23,824
Mandatory call obligation	19,695	19,768
Accrued legal contingencies and settlements	13,184	10,284
Servicing rights related liabilities	—	45,063
Other	65,175	48,668
Total deferred tax assets	538,905	341,377
Valuation allowance	(41,499)	(2,999)
Total deferred tax assets, net of valuation allowance	497,406	338,378
Deferred tax liabilities
Servicing rights	(135,125)	(151,163)
Net investment in residential loans	(33,126)	(34,967)
Discount on Convertible Notes	(12,515)	(19,743)
Intangible assets	(3,797)	(9,723)
Goodwill	—	(1,498)
Other	(12,917)	(13,234)
Total deferred tax liabilities	(197,480)	(230,328)
Deferred tax assets, net	$299,926	$108,050
The following table summarizes the activity in the valuation allowance on deferred tax assets (in thousands):

	For the Years Ended December 31,
	2016	2015
Balance at beginning of year	$2,999	$3,096
Charges to income tax expense	38,500	—
Deductions	—	(97)
Balance at end of year	$41,499	$2,999
The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company concluded that a partial valuation allowance was necessary at December 31, 2016. In the future, if the Company concludes that a valuation allowance is required on all of the Company's deferred tax assets, the resulting expense could have a material adverse effect on its financial condition and results of operations.
The Company’s evaluation focused on identifying significant, objective evidence that it will more likely than not be able to realize its deferred tax assets in the future. The Company has concluded that the combination of future reversals of existing taxable temporary differences and expected future earnings exclusive of temporary differences in the next five years is not sufficient objective evidence to conclude that a valuation allowance on the deferred tax assets is not required. As a result, the Company recorded a partial valuation allowance against its deferred tax assets during the year ended December 31, 2016.

The Company considers both positive and negative evidence when evaluating the need for a valuation allowance. For the quarter ended December 31, 2016, the Company considered as significant negative evidence the existence of a three-year cumulative loss. While the Company had a three-year cumulative loss as of December 31, 2015, it did not at that point have a tax NOL carryforward that could not be carried back to prior years. This is no longer the case as of December 31, 2016, as the Company has exhausted its ability to carry net operating losses back to prior periods under existing law and can only carry these tax NOLs forward.
After adjusting for the future reversals of temporary differences and expected five years of earnings exclusive of temporary differences, the Company determined that it was not more likely than not that approximately $100.0 million of gross deferred tax assets would be realized, and therefore recorded a valuation allowance of $38.5 million.
The valuation allowance decreased marginally during the year ended December 31, 2015, as a result of the write-off of the net operating loss attributable to Marix upon its deconsolidation. There was no impact to the Company's effective tax rate during the year ended December 31, 2015 as the result of this change in the valuation allowance. The valuation allowance at December 31, 2015 is primarily attributable to net operating loss carryforwards where the Company believes it is more likely than not that these deferred tax assets will not be realized in the ordinary course of operations before they expire. Other than for those deferred tax assets for which the Company has a valuation allowance, management believes it is more likely than not that it will recover the remaining deferred tax assets.
At December 31, 2016, the Company had total gross operating loss carryforwards of $294.6 million, resulting in net tax carryforwards of $112.6 million that will expire in 2028 through 2036. In addition, at December 31, 2016 the Company had capital loss carryforwards of $8.2 million that will expire in 2021 and tax credit carryforwards of $3.7 million that will expire in 2036.
Uncertain Tax Positions
The Company recognizes tax benefits in accordance with the accounting guidance concerning uncertainty in income taxes. This guidance establishes a more-likely-than-not recognition threshold that must be met before a tax benefit can be recognized in the consolidated financial statements.
A reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance at the beginning of the year	$58,148	$8,705	$12,523
Increases (reductions) related to prior year tax positions (1)	(52,230)	33,858	(1,571)
Increases related to current year tax positions	910	17,650	1,377
Reductions as a result of a lapse of the statute of limitations	(1,414)	(2,065)	(3,624)
Balance at the end of the year	$5,414	$58,148	$8,705
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

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $2.9 million and $8.3 million at December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, income tax expense (benefit) included $(2.4) million, $0.2 million and $1.8 million, respectively, for interest and penalties accrued on the liability for unrecognized tax benefits. At December 31, 2016 and 2015, accrued interest and penalties were $4.0 million and $6.4 million, respectively, which are included in payables and accrued liabilities on the consolidated balance sheets.
The Company’s tax years that remain subject to examination by the IRS are 2012 through 2016 and by various states are 2001 through 2016.

27. Common Stock and Loss Per Share
Share Repurchase Program
On May 6, 2015, the Board of Directors of the Company authorized the Company to repurchase up to $50.0 million of shares of the Company’s common stock, during the period beginning on May 11, 2015 and ending on May 31, 2016. The Company repurchased 2,382,733 shares of common stock pursuant to its share repurchase program, all of which were repurchased during the year ended December 31, 2015, at an aggregate cost of $28.1 million, or an average cost of $11.78 per share. Repurchased shares of common stock were canceled and returned to the status of authorized but unissued shares.
Rights Agreement
On November 11, 2016, the Company entered into an Amended and Restated Section 382 Rights Agreement with Computershare, which amends and restates the Rights Agreement between the Company and Computershare dated as of June 29, 2015, as previously amended. On June 29, 2015, the Company's Board of Directors had authorized and the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock. The dividend was payable on July 9, 2015 to stockholders of record as of the close of business on July 9, 2015 and entitled the registered holder thereof to purchase from the Company one one-thousandth of a fully paid non-assessable share of Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $74.16, subject to adjustment as provided in the Rights Agreement. Any shares of common stock issued by the Company after such date also receive such a right. The terms of the preferred stock purchase rights are set forth in the Rights Agreement.
Subsequent to the initial adoption of the Rights Agreement, it was amended to, among other things, permit certain stockholders to acquire up to 25% of the outstanding shares of the Company's common stock. The Company entered into the November 2016 amendment and restatement of the Rights Agreement to, among other things, lower the ownership thresholds permitted pursuant to the Rights Agreement such that if any person or group of persons, including persons who owned more than the threshold percentage of shares on the amendment date, but excluding certain exempted persons, acquires 4.99% or more of the Company's outstanding common stock or any other interest that would be treated as "stock" for the purposes of Section 382, there would be a triggering event potentially resulting in significant dilution in the voting power and economic ownership of such acquiring person or group. The Rights Agreement provides that the rights issued thereunder will expire on November 11, 2017 or upon the earlier occurrence of certain events, subject to the extension of the Rights Agreement by the Company's Board of Directors or the redemption or exchange of the rights by the Company, in each case as described in, and subject to the terms of, the Rights Agreement.
The November 2016 amendment to the Rights Agreement was intended to help protect our “built-in tax losses” and certain other tax benefits by acting as a deterrent to any person or group of persons acting in concert from becoming or obtaining the right to become the beneficial owner (including through constructive ownership of securities owned by others) of 4.99% or more of the shares of our common stock, or any other interest that would be treated as “stock” for the purposes of Section 382, then outstanding, without the approval of our Board of Directors, subject to certain exceptions.
Dividends on Common Stock
The decision to declare and pay dividends is made at the discretion of the Company’s Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Company’s Board of Directors may deem relevant.
Many of the Company’s subsidiaries are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to the Parent Company. These restrictions include, but are not limited to, minimum levels of net worth and other financial requirements imposed by GSEs, Ginnie Mae and other licensing requirements. The aggregate restricted net assets of these subsidiaries was $600.6 million at December 31, 2016; however, the restrictions on the net assets of these subsidiaries do not directly limit the ability to pay dividends from consolidated retained earnings.
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

Loss Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations shown on the consolidated statements of comprehensive loss (in thousands, except per share data):

	For the Years Ended December 31,
	2016	2015	2014
Basic and diluted loss per share
Net loss available to common stockholders (numerator)	$(529,158)	$(263,190)	$(110,328)
Weighted-average common shares outstanding (denominator)	35,973	37,578	37,631
Basic and diluted loss per common and common equivalent share	$(14.71)	$(7.00)	$(2.93)
A portion of the Company’s unvested RSUs during the years ended December 31, 2015 and 2014 were considered participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss no effect is given to the participating securities because they do not share in the losses of the Company.
The following table summarizes antidilutive securities excluded from the computation of dilutive loss per share (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Outstanding share-based compensation awards
Stock options (1)	3,336	2,803	2,336
Performance shares (2)	30	—	—
Restricted stock units	565	564	165
Assumed conversion of Convertible Notes	4,932	4,932	4,932
__________

(1)	Includes out-of-the-money stock options totaling 2.9 million, 2.7 million and 2.0 million at December 31, 2016, 2015 and 2014, respectively.

(2)	Performance shares represent the number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
The Convertible Notes are antidilutive when calculating earnings (loss) per share when the Company's average stock price is less than $58.80. Upon conversion of the Convertible Notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.
28. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$269,229	$288,648	$316,094
Cash paid (received) for taxes	61,881	(1,590)	(5,338)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon sales of loans	198,865	306,741	214,285
Real estate owned acquired through foreclosure	158,690	122,911	122,213
Acquisition of trading security received as consideration for sale of servicing rights	—	60,094	—
Residential loans originated to finance the sale of real estate owned	13,389	22,022	52,130
Acquisitions of servicing rights	—	5,857	60,406
Servicing rights capitalized upon deconsolidation of Residual Trusts	—	3,133	—
Sales of servicing rights	73,365	9,173	1,056

29. Segment Reporting
Management has organized the Company into three reportable segments based primarily on its services as follows:

•
Servicing — performs servicing for the Company's mortgage loan portfolio and on behalf of third-party credit owners of mortgage loans for a fee and also performs subservicing for third-party owners of MSR. The Servicing segment also operates complementary businesses including a collections agency that performs collections of post charge-off deficiency balances for third parties and the Company. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts. Until 2017, the servicing segment also operated an insurance agency serving residential loan borrowers and credit owners. Refer to Note 16 for additional information. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.

•	Originations —originates and purchases mortgage loans that are intended for sales to third parties.

•
Reverse Mortgage — purchases and originated HECMs that are securitized, but remain on the consolidated balance sheets as collateral for secured borrowings. The Reverse Mortgage segment performs servicing for the Company's own reverse mortgage portfolio and subservicing on behalf of third-party credit owners of reverse loans. The Reverse Mortgage segment also provides complementary services for the reverse mortgage market, such as real estate owned property management and disposition, for a fee. In December 2016, management decided to exit the reverse mortgage originations business, which occurred in January 2017. The Company intends to fulfill reverse loans in its originations pipeline consistent with its underwriting practices and to fund undrawn amounts available to borrowers.

The following tables present select financial information for the reportable segments (in thousands). The Company has presented the revenue and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses that have not been allocated to the business segments, in Other. Intersegment revenues and expenses have been eliminated.

	For the Year Ended December 31, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1) (2)	$321,912	$—	$31,031	$—	$(11,952)	$340,991
Net gains (losses) on sales of loans (2)	(4,931)	410,544	—	—	3,835	409,448
Net fair value gains on reverse loans and related HMBS obligations	—	—	59,022	—	—	59,022
Interest income on loans	45,651	49	—	—	—	45,700
Insurance revenue	41,968	—	—	—	—	41,968
Other revenues (3) (4)	92,351	38,837	5,742	296	(38,638)	98,588
Total revenues	496,951	449,430	95,795	296	(46,755)	995,717

Goodwill and intangible assets impairment	319,551	—	6,735	—	—	326,286
Interest expense	68,529	34,012	9,070	144,170	—	255,781
Depreciation and amortization	44,439	8,888	6,088	11	—	59,426
Other expenses, net (6)	752,721	271,413	156,783	16,497	(46,755)	1,150,659
Total expenses	1,185,240	314,313	178,676	160,678	(46,755)	1,792,152

Total other gains (losses)	(2,113)	—	(1,664)	10,394	—	6,617

Income (loss) before income taxes	$(690,402)	$135,117	$(84,545)	$(149,988)	$—	$(789,818)

	At December 31, 2016
Total assets	$3,670,488	$1,496,346	$11,119,750	$1,097,330	$(625,018)	$16,758,896

	For the Year Ended December 31, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1) (2)	$462,544	$—	$42,648	$—	$(10,925)	$494,267
Net gains (losses) on sales of loans (2)	3,699	448,533	(98)	—	1,706	453,840
Net fair value gains on reverse loans and related HMBS obligations	—	—	98,265	—	—	98,265
Interest income on loans	74,303	62	—	—	—	74,365
Insurance revenue	47,201	—	—	—	—	47,201
Other revenues (3) (4)	81,756	45,250	6,794	5,345	(32,824)	106,321
Total revenues	669,503	493,845	147,609	5,345	(42,043)	1,274,259

Goodwill impairment	151,018	—	56,539	—	—	207,557
Interest expense	85,482	36,470	3,902	147,752	—	273,606
Depreciation and amortization	45,437	15,811	7,865	15	—	69,128
Other expenses, net (6)	663,545	318,028	191,640	30,295	(42,043)	1,161,465
Total expenses	945,482	370,309	259,946	178,062	(42,043)	1,711,756

Total other gains	6,209	—	—	26,862	—	33,071

Income (loss) before income taxes	$(269,770)	$123,536	$(112,337)	$(145,855)	$—	$(404,426)

	At December 31, 2015
Total assets	$5,244,070	$1,570,258	$11,127,641	$1,318,840	$(711,362)	$18,549,447

	For the Year Ended December 31, 2014
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1)	$575,961	$—	$35,446	$—	$(9,897)	$601,510
Net gains on sales of loans	—	462,172	—	—	—	462,172
Net fair value gains on reverse loans and related HMBS obligations	—	—	109,972	—	—	109,972
Interest income on loans	134,472	83	—	—	—	134,555
Insurance revenue	71,010	—	—	—	—	71,010
Other revenues (3) (5)	75,991	19,567	11,743	41,179	(40,546)	107,934
Total revenues	857,434	481,822	157,161	41,179	(50,443)	1,487,153

Goodwill impairment	—	—	82,269	—	—	82,269
Interest expense	121,856	29,841	3,773	147,633	—	303,103
Depreciation and amortization	46,333	17,090	9,284	14	—	72,721
Other expenses, net (6)	716,992	317,787	163,003	19,597	(50,443)	1,166,936
Total expenses	885,181	364,718	258,329	167,244	(50,443)	1,625,029

Total other gains (losses)	(1,540)	—	—	20,076	—	18,536

Income (loss) before income taxes	$(29,287)	$117,104	$(101,168)	$(105,989)	$—	$(119,340)
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Other non-reportable segment of $12.0 million, $10.9 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Included in net servicing revenue and fees for the Servicing segment are late fees that were waived as an incentive for borrowers refinancing their loans of $3.8 million and $1.7 million for the years ended December 31, 2016 and 2015, respectively. These fees reduced net gains on sale of loans recognized by the Originations segment for the same period.

(3)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $37.6 million, $30.8 million and $40.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The expenses incurred by the Originations segment for these originations are included in other expenses, net in the tables above. In 2016, the Servicing segment increased the lead fee charged per origination to the Originations segment to reflect current market pricing, which increased intersegment revenues by $11.3 million for the year ended December 31, 2016.

(4)
The Originations segment recorded intercompany revenues for fees earned supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights of $1.0 million and $2.0 million for the years ended December 31, 2016 and 2015, respectively.

(5)	Other revenues of the Other non-reportable segment include $36.8 million in asset management performance fees for the year ended December 31, 2014.

(6)	Other expenses, net in the tables above includes salaries and benefits, general and administrative, and other expenses, net on the consolidated statements of comprehensive loss.
30. Certain Capital Requirements and Guarantees
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

Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through December 2017 from Fannie Mae. In addition, the Parent Company has provided a guarantee whereby it guarantees the performance and obligations of RMS under the Ginnie Mae HMBS program. In the event that the Parent Company fails to honor this guarantee, Ginnie Mae could terminate RMS’s status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse loans underlying HMBS guaranteed by Ginnie Mae. Each subsidiary of the Parent Company that is a Ginnie Mae issuer has also entered into a cross default agreement with Ginnie Mae that provides that, upon the default by a subsidiary under an applicable Ginnie Mae program agreement, Ginnie Mae will have the right to (i) declare a default on all other pools and loan packages of that subsidiary and all pools and loan packages of any affiliated Ginnie Mae issuer that executed the cross default agreement and (ii) exercise any other remedies available under applicable law against each of the affiliated Ginnie Mae issuers.
The Parent Company has also provided a guarantee to (i) Fannie Mae, dated May 31, 2013, for RMS, (ii) Fannie Mae, dated March 17, 2014, for Ditech Financial, and (iii) Freddie Mac, dated December 19, 2013, for Ditech Financial. Pursuant to the RMS guarantee, the Parent Company agreed to guarantee all of the obligations required to be performed or paid by RMS under RMS's mortgage selling and servicing contract or any other agreement between Fannie Mae and RMS relating to mortgage loans or participation interests that RMS delivers or has delivered to Fannie Mae or services or has serviced for, or on behalf of, Fannie Mae. RMS does not currently sell loans to Fannie Mae. Pursuant to the Ditech Financial Fannie Mae guarantee, the Parent Company agreed to guarantee all of the servicing obligations required to be performed or paid by Ditech Financial under Ditech Financial's mortgage selling and servicing agreement, the Fannie Mae selling and servicing guides, or any other agreement between Fannie Mae and Ditech Financial. The Parent Company also agreed to guarantee all selling representations and warranties Ditech Financial has assumed, or may in the future assume, in connection with Ditech Financial's purchase of MSR related to Fannie Mae loans. The Parent Company does not guarantee Ditech Financial's obligations relating to the selling representations and warranties made or assumed by Ditech Financial in connection with the sale and/or securitization of mortgage loans to and/or by Fannie Mae. Pursuant to the Ditech Financial Freddie Mac guarantee, the Parent Company agreed to guarantee all of the seller and servicer obligations required to be performed or paid by Ditech Financial under any agreement between Freddie Mac and Ditech Financial.
Factors that may significantly affect the adequacy of net worth include, but are not limited to, regulatory mandates, the overall economic condition in the mortgage and real estate markets, as well as the financial markets in general. After taking into account the waivers described above, all of the Company's subsidiaries were in compliance with all of their capital requirements at December 31, 2016 and 2015. The following table presents the required and actual adjusted net worth, as defined by the applicable agreement, for the most restrictive covenant, excluding covenants for which the Company has waivers, applicable to each of the Company's two largest operating subsidiaries (in thousands):

	December 31, 2016		December 31, 2015
	Required Adjusted Net Worth	Actual Adjusted Net Worth	Required Adjusted Net Worth	Actual Adjusted Net Worth
Ditech Financial	$492,013	$1,595,377	$671,534	$1,605,772
Reverse Mortgage Solutions	108,617	118,420	113,264	134,292
The Company also has financial covenant requirements relating to its servicing advance facilities and its master repurchase agreements, as discussed in more detail in Notes 19 and 20.
31. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in eleven securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, issued to the eleven trusts by a third party as credit enhancements to these trusts. The total amount available on these LOCs for these trusts was $254.1 million at December 31, 2016. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitizations, the Company does not expect that the final $165.0 million will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future.

Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company is required to call these securitizations when the principal amount of each loan pool falls to 10% of the original principal amount and expects to begin to make such calls beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.1 million at December 31, 2016. The Company estimates call obligations of $101.4 million, $253.5 million and $63.2 million during the years ending December 31, 2017, 2018 and 2019, respectively. The majority of the call obligations in 2017 are anticipated to occur during the second half of the year.
Unfunded Commitments
Reverse Mortgage Loans
At December 31, 2016, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.3 billion and similar commitments on fixed-rate reverse loans of $0.5 million primarily in the form of undrawn lines-of-credit. The borrowing capacity includes $1.0 billion in capacity that was available to be drawn by borrowers at December 31, 2016 and $215.3 million in capacity that will become eligible to be drawn by borrowers through the twelve months ending December 31, 2017, assuming the loans remain performing. In addition, the Company has other commitments of $26.0 million to fund taxes and insurance on borrowers’ properties to the extent of amounts that were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the loan remains performing. The Company also had short-term commitments to lend $17.2 million and commitments to purchase and sell loans totaling $12.6 million and $32.0 million, respectively, at December 31, 2016.
Mortgage Loans
The Company has short-term commitments to lend $2.9 billion and commitments to purchase loans totaling $97.8 million at December 31, 2016. In addition, the Company had commitments to sell $4.0 billion and purchase $0.6 billion in mortgage-backed securities at December 31, 2016.
HMBS Issuer Obligations
As an HMBS issuer, the Company assumes certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within 30 days of repurchase. Non-performing repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. The Company relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase loans. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. During the years ended December 31, 2016 and 2015, the Company repurchased $671.4 million and $333.2 million, respectively, in reverse loans and real estate owned from securitization pools. At December 31, 2016, the Company had $419.5 million in repurchased reverse loans and real estate owned. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods and are expected to continue to increase due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount.
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

The Company's representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At December 31, 2016, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $62.3 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through December 31, 2016 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
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
The following table summarizes the activity for the Company's liability associated with representations and warranties (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of the year	$23,145	$10,959	$9,134
Provision for new sales	15,331	16,008	7,741
Change in estimate of existing reserves	(15,660)	(2,419)	(5,068)
Net realized losses on repurchases	(722)	(1,403)	(848)
Balance at end of the year	$22,094	$23,145	$10,959
The Company's estimate of the liability associated with the representations and warranties exposure is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheets.
Servicing Contingencies
The Company’s servicing obligations are set forth in industry regulations established by HUD, the FHA, the VA, and other government agencies and in servicing and subservicing agreements with the applicable counterparties, such as Fannie Mae, Freddie Mac and other credit owners. Both the regulations and the servicing agreements provide that the servicer may be liable for failure to perform its servicing obligations and further provide remedies for certain servicer breaches.
Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $103.1 million at December 31, 2016 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. During the year ended December 31, 2016, the Company recorded a provision, net of expected third-party recoveries, related to the curtailment liability of $16.0 million. The Company has potential estimated maximum financial statement exposure for an additional $142.6 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).
Mortgage Loans
The Company had a curtailment obligation liability of $18.2 million at December 31, 2016 related to mortgage loan servicing that it primarily assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.

Lease Obligations
The Company leases office space and office equipment under various operating lease agreements with terms expiring through 2026, exclusive of renewal option periods. Rent expense was $19.1 million, $21.6 million and $26.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated future minimum rental payments under operating leases at December 31, 2016 are as follows (in thousands):

Amount
2017	$18,370
2018	13,787
2019	11,652
2020	9,861
2021	9,028
Thereafter	25,391
Total	$88,089
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
At December 31, 2016, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $48 million. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $15 million at December 31, 2016. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.

The following is a description of certain litigation and regulatory matters:
The Company has received various subpoenas for testimony and documents, motions for examinations pursuant to Federal Rule of Bankruptcy Procedure 2004, and other information requests from certain Offices of the U.S. Trustees, acting through trial counsel in various federal judicial districts, seeking information regarding an array of the Company's policies, procedures and practices in servicing loans to borrowers who are in bankruptcy and the Company's compliance with bankruptcy laws and rules. The Company has provided information in response to these subpoenas and requests and have met with representatives of certain Offices of the U.S. Trustees to discuss various issues that have arisen in the course of these inquiries, including the Company's compliance with bankruptcy laws and rules. The Company cannot predict the outcome of the aforementioned proceedings and investigations, which could result in requests for damages, fines, sanctions, or other remediation. The Company could face further legal proceedings in connection with these matters. The Company may seek to enter into one or more agreements to resolve these matters. Any such agreement may require the Company to pay fines or other amounts for alleged breaches of law and to change or otherwise remediate the Company's business practices. Legal proceedings relating to these matters and the terms of any settlement agreement could have a material adverse effect on the Company's reputation, business, prospects, results of operations, liquidity and financial condition.
On December 7, 2016, RMS agreed to the terms of a consent order that settled the matters arising from a CFPB investigation relating to RMS’s marketing and provision of reverse mortgage products and services. Under the order, RMS, without admitting or denying the allegations detailed in the order, agreed to pay a $325,000 civil money penalty, which the Company fully accrued at December 31, 2016. RMS also agreed to injunctions against future violations of certain consumer protection statutes and regulations and agreed to establish and maintain a comprehensive compliance plan designed to ensure RMS’s compliance with applicable consumer financial protection law and the full terms of the consent order. If RMS fails to comply with the order, it could be subject to additional sanctions, including actions for contempt, actions seeking additional fines, or new actions alleging violations of consumer protection statutes. The failure to comply with the order could have a material adverse effect on RMS’s reputation, business, prospects, results of operation, liquidity, and financial condition.
On March 7, 2014, a putative shareholder class action complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Marc Helm and Robert Yeary captioned Beck v. Walter Investment Management Corp., et al., No. 1:14-cv-20880 (S.D. Fla.). On July 7, 2014, an amended class action complaint was filed. The amended complaint named as defendants the Company, Mark O’Brien, Charles Cauthen, Denmar Dixon, Keith Anderson, Brian Corey and Mark Helm, and is captioned Thorpe, et al. v. Walter Investment Management Corp., et al. No. 1:14-cv-20880-UU. The amended complaint asserted federal securities law claims against the Company and the individual defendants under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additional claims are asserted against the individual defendants under Section 20(a) of the Exchange Act. On December 23, 2014, the court granted the defendants’ motions to dismiss and dismissed the amended complaint without prejudice. On January 6, 2015, plaintiffs filed a second amended complaint. The second amended complaint asserted the same legal claims and alleged that between May 9, 2012 and August 11, 2014 the Company and the individual defendants made material misstatements or omissions relating to the Company’s internal controls over financial reporting, the processes and procedures for compliance with applicable regulatory and legal requirements by Ditech Financial, the liabilities associated with the Company’s acquisition of RMS, and RMS's internal controls. The complaint sought class certification and an unspecified amount of damages on behalf of all persons who purchased the Company’s securities between May 9, 2012 and August 11, 2014. On January 23, 2015, all defendants moved to dismiss the second amended complaint. On June 30, 2015, the court issued a decision that granted the motions to dismiss in part and denied the motions in part. Among other things, the court dismissed the claims against Messrs. O’Brien, Cauthen, Dixon and Helm and the claims relating to statements about the Company’s acquisition of RMS. On July 10, 2015, plaintiffs filed a third amended complaint that, among other things, added certain allegations concerning the Company’s settlement with the FTC and CFPB. On July 24, 2015, the Company and Messrs. Anderson and Corey filed an answer to the third amended complaint, which denied the substantive allegations and asserted various defenses. On August 30, 2015, Plaintiffs filed a motion for class certification, which the court granted in substantial part on March 16, 2016. On April 15, 2016, the parties entered into an agreement to fully resolve all claims that were asserted or could have been asserted in the action for a total payment of $24 million, which is inclusive of plaintiffs’ attorneys’ fees and all other costs associated with the proposed settlement. On June 13, 2016, the court entered an order preliminarily approving the proposed settlement and directing that potential members of the class be notified of the proposed settlement. On October 17, 2016, the court entered an order finally approving the proposed settlement and dismissing the action. In accordance with the settlement agreement, certain insurers of the Company have paid the full amount of the settlement into an escrow account. The defendants, including the Company, did not make any admission of liability or wrongdoing in connection with the settlement. In connection with the approved settlement and dismissal, the Company is no longer the primary obligor to the claimants and, as a result, has eliminated its $24 million reserve and corresponding receivable from certain insurers.

As previously reported, Ditech Financial had been subject to several putative class action lawsuits related to lender-placed insurance. These actions alleged that Ditech Financial and its affiliates improperly received benefits from lender-placed insurance providers in the form of commissions for work not performed, services provided at a reduced cost, and expense reimbursements that did not reflect the actual cost of the services rendered. Plaintiffs in these suits asserted various theories of recovery and sought remedies including compensatory, actual, punitive, statutory and treble damages, return of unjust benefits, and injunctive relief. One such matter was Circeo-Loudon v. Green Tree Servicing, LLC et al. filed in the U.S. District Court for the Southern District of Florida on April 17, 2014 and amended on October 16, 2014. A settlement agreement was reached between the parties in the Circeo-Loudon matter on September 11, 2015 and the settlement was approved by the court on August 30, 2016. Pursuant to the settlement agreement, all of the defendants collectively, including Ditech Financial, are required to pay damages to class members who timely file a claim, administrative costs to effectuate the settlement and attorneys' fees and costs. The Company believes it has accrued the full amount expected to be paid under the settlement agreement in its consolidated financial statements as of December 31, 2016. The settlement agreement also provides that Ditech Financial and its subsidiary, Green Tree Insurance Agency, Inc., and their affiliates will be released from certain claims and may no longer receive commissions on the placement of certain lender-placed insurance for a period of five years commencing January 27, 2017. This settlement resolves all lender-placed insurance class actions for the relevant period of the class, although the settlement does not apply to potential individual claims by class members who have opted out of the proposed settlement.
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
Walter Energy Matters
The Company may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for the 2009 and prior tax years. Under federal law, each member of a consolidated group for U.S. federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it was a member of the consolidated group at any time during such year. Certain former subsidiaries of the Company (which were subsequently merged or otherwise consolidated with certain current subsidiaries of the Company) were members of the Walter Energy consolidated tax group prior to the Company's spin-off from Walter Energy on April 17, 2009. As a result, to the extent the Walter Energy consolidated group’s federal income taxes (including penalties and interest) for such tax years are not favorably resolved on the merits or otherwise paid, the Company could be liable for such amounts.
Walter Energy Tax Matters. According to Walter Energy’s Form 10-Q, or the Walter Energy Form 10-Q, for the quarter ended September 30, 2015 (filed with the SEC on November 5, 2015) and certain other public filings made by Walter Energy in its bankruptcy proceedings currently pending in Alabama, described below, as of the date of such filing, certain tax matters with respect to certain tax years prior to and including the year of the Company's spin-off from Walter Energy remained unresolved, including certain tax matters relating to: (i) a “proof of claim” for a substantial amount of taxes, interest and penalties with respect to Walter Energy’s fiscal years ended August 31, 1983 through May 31, 1994, which was filed by the IRS in connection with Walter Energy’s bankruptcy filing on December 27, 1989 in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division; (ii) an IRS audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008; and (iii) an IRS audit of Walter Energy’s federal income tax returns for the 2009 through 2013 tax years.
Walter Energy 2015 Bankruptcy Filing. On July 15, 2015, Walter Energy filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of Alabama. On August 18, 2015, Walter Energy filed a motion with the Florida bankruptcy court requesting that the court transfer venue of its disputes with the IRS to the Alabama bankruptcy court. In that motion, Walter Energy asserted that it believed the liability for the years at issue "will be materially, if not completely, offset by the [r]efunds" asserted by Walter Energy against the IRS. The Florida bankruptcy court transferred venue of the matter to the Alabama bankruptcy court, where it remains pending.

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
On January 9, 2017, Walter Energy filed with the Alabama Bankruptcy Court a motion to convert its Chapter 11 bankruptcy case to a Chapter 7 liquidation. In that motion, Walter Energy stated that, other than with respect to 1% of the equity of the acquirer of Walter Energy's core assets, no prospect of payment of unsecured claims exists. On January 23, 2017, the IRS filed an objection to Walter Energy's motion to convert, in which the IRS requested that a judgment be entered against Walter Energy in connection with the tax matters described above. The IRS further asserted that entry of a final judgment was necessary so that it could pursue collection of tax liabilities from former members of Walter Energy's consolidated group that are not debtors.
On January 30, 2017, the Bankruptcy Court held a hearing at which it denied the IRS's request for entry of a judgment and announced its intent to grant Walter Energy's motion to convert. The Bankruptcy Court entered an order on February 2, 2017 converting Walter Energy's Chapter 11 bankruptcy to a Chapter 7 liquidation. During February 2017, Andre Toffel was appointed Chapter 7 trustee of Walter Energy's bankruptcy estate.
The Company cannot predict whether or to what extent it may become liable for federal income taxes of the Walter Energy consolidated tax group during the tax years in which the Company was a part of such group, in part because the Company believes, based on publicly available information, that: (i) the amount of taxes owed by the Walter Energy consolidated tax group for the periods from 1983 through 2009 remains unresolved; and (ii) in light of Walter Energy’s conversion from a Chapter 11 bankruptcy to a Chapter 7 bankruptcy, it is unclear whether the IRS will seek to make a direct claim against the Company for such taxes. Further, because the Company cannot currently estimate its' liability, if any, relating to the federal income tax liability of Walter Energy’s consolidated tax group during the tax years in which it was a part of such group, the Company cannot determine whether such liabilities, if any, could have a material adverse effect on the Company's business, financial condition, liquidity and/or results of operations.
Tax Separation Agreement. In connection with the Company's spin-off from Walter Energy, the Company and Walter Energy entered into a Tax Separation Agreement, dated April 17, 2009. Notwithstanding any several liability the Company may have under federal tax law described above, under the Tax Separation Agreement, Walter Energy agreed to retain full liability for all U.S. federal income or state combined income taxes of the Walter Energy consolidated group for 2009 and prior tax years (including any interest, additional taxes or penalties applicable thereto), subject to limited exceptions. The Company therefore filed proofs of claim in the Alabama bankruptcy proceedings asserting claims for any such amounts to the extent the Company is ultimately held liable for the same. However, the Company expects to receive little or no recovery from Walter Energy for any filed proofs of claim for indemnification.
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
Furthermore, the Tax Separation Agreement provides that Walter Energy has, in its sole discretion, the exclusive right to represent the interests of the consolidated group in any audit, court proceeding or settlement of a claim with the IRS for the tax years in which certain of the Company’s former subsidiaries were members of the Walter Energy consolidated tax group. However, in light of the conversion of Walter Energy’s bankruptcy proceeding from a Chapter 11 proceeding to a Chapter 7 proceeding, the Company may choose to take a direct role in proceedings involving the IRS’s claim for tax years in which the Company was a member of the Walter Energy consolidated tax group. Moreover, the Tax Separation Agreement obligates the Company to take certain tax positions that are consistent with those taken historically by Walter Energy. In the event the Company does not take such positions, it could be liable to Walter Energy to the extent the Company's failure to do so results in an increased tax liability or the reduction of any tax asset of Walter Energy. These arrangements may result in conflicts of interests between the Company and Walter Energy, particularly with regard to the Walter Energy bankruptcy proceedings described above.

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
32. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the Senior Notes Indenture, certain existing and future 100% owned domestic subsidiaries of the Parent Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Parent Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Parent Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Parent Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$773	$221,825	$2,000	$—	$224,598
Restricted cash and cash equivalents	1,502	158,204	44,757	—	204,463
Residential loans at amortized cost, net	12,891	189,441	462,877	—	665,209
Residential loans at fair value	—	11,924,043	492,499	—	12,416,542
Receivables, net	97,424	154,852	15,686	—	267,962
Servicer and protective advances, net	—	481,099	688,961	25,320	1,195,380
Servicing rights, net	—	1,029,719	—	—	1,029,719
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	11,347	—	—	11,347
Premises and equipment, net	1,181	81,447	—	—	82,628
Deferred tax assets, net	27,310	270,079	212	2,325	299,926
Assets held for sale	—	65,045	6,040	—	71,085
Other assets	30,789	191,671	19,830	—	242,290
Due from affiliates, net	392,998	—	—	(392,998)	—
Investments in consolidated subsidiaries and VIEs	1,897,729	136,387	—	(2,034,116)	—
Total assets	$2,462,597	$14,962,906	$1,732,862	$(2,399,469)	$16,758,896

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$53,337	$708,070	$5,474	$(7,870)	$759,011
Servicer payables	—	146,332	—	—	146,332
Servicing advance liabilities	—	132,664	650,565	—	783,229
Warehouse borrowings	—	1,203,355	—	—	1,203,355
Servicing rights related liabilities at fair value	—	1,902	—	—	1,902
Corporate debt	2,129,000	—	—	—	2,129,000
Mortgage-backed debt	—	—	943,956	—	943,956
HMBS related obligations at fair value	—	10,509,449	—	—	10,509,449
Liabilities held for sale	—	1,179	1,223	—	2,402
Obligation to fund Non-Guarantor VIEs	—	46,417	—	(46,417)	—
Due to affiliates, net	—	392,812	185	(392,997)	—
Total liabilities	2,182,337	13,142,180	1,601,403	(447,284)	16,478,636

Stockholders' equity:
Total stockholders' equity	280,260	1,820,726	131,459	(1,952,185)	280,260
Total liabilities and stockholders' equity	$2,462,597	$14,962,906	$1,732,862	$(2,399,469)	$16,758,896

Condensed Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$4,016	$196,812	$2,000	$—	$202,828
Restricted cash and cash equivalents	10,512	639,151	58,436	—	708,099
Residential loans at amortized cost, net	14,130	26,713	500,563	—	541,406
Residential loans at fair value	—	12,147,423	526,016	—	12,673,439
Receivables, net	11,465	108,227	17,498	—	137,190
Servicer and protective advances, net	—	514,213	1,082,405	34,447	1,631,065
Servicing rights, net	—	1,788,576	—	—	1,788,576
Goodwill	—	367,911	—	—	367,911
Intangible assets, net	—	78,523	5,515	—	84,038
Premises and equipment, net	1,559	104,922	—	—	106,481
Deferred tax assets, net	—	132,687	—	(24,637)	108,050
Other assets	37,724	150,470	12,170	—	200,364
Due from affiliates, net	674,139	—	—	(674,139)	—
Investments in consolidated subsidiaries and VIEs	2,278,009	54,810	—	(2,332,819)	—
Total assets	$3,031,554	$16,310,438	$2,204,603	$(2,997,148)	$18,549,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$43,778	$554,710	$5,206	$(5,768)	$597,926
Servicer payables	—	603,692	—	—	603,692
Servicing advance liabilities	—	236,511	992,769	—	1,229,280
Warehouse borrowings	—	1,340,388	—	—	1,340,388
Servicing rights related liabilities at fair value	—	117,000	—	—	117,000
Corporate debt	2,156,944	480	—	—	2,157,424
Mortgage-backed debt	—	—	1,051,679	—	1,051,679
HMBS related obligations at fair value	—	10,647,382	—	—	10,647,382
Deferred tax liability, net	26,156	—	1,746	(27,902)	—
Obligation to fund Non-Guarantor VIEs	—	36,048	—	(36,048)	—
Due to affiliates, net	—	579,715	94,423	(674,138)	—
Total liabilities	2,226,878	14,115,926	2,145,823	(743,856)	17,744,771

Stockholders' equity:
Total stockholders' equity	804,676	2,194,512	58,780	(2,253,292)	804,676
Total liabilities and stockholders' equity	$3,031,554	$16,310,438	$2,204,603	$(2,997,148)	$18,549,447

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$349,822	$—	$(8,831)	$340,991
Net gains on sales of loans	—	409,448	—	—	409,448
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	59,422	(400)	—	59,022
Interest income on loans	1,082	504	44,114	—	45,700
Insurance revenue	—	38,588	4,141	(761)	41,968
Other revenues	(1,914)	102,453	68,117	(70,068)	98,588
Total revenues	(832)	960,237	115,972	(79,660)	995,717

EXPENSES
General and administrative	67,583	608,067	14,670	(70,548)	619,772
Salaries and benefits	60,119	460,238	—	—	520,357
Goodwill and intangible assets impairment	—	326,286	—	—	326,286
Interest expense	144,170	49,769	63,929	(2,087)	255,781
Depreciation and amortization	783	57,946	697	—	59,426
Corporate allocations	(119,953)	119,953	—	—	—
Other expenses, net	621	4,434	5,475	—	10,530
Total expenses	153,323	1,626,693	84,771	(72,635)	1,792,152

OTHER GAINS (LOSSES)
Net gains on extinguishment	14,662	—	—	—	14,662
Other net fair value losses	—	(805)	(3,429)	—	(4,234)
Other	(979)	(2,832)	—	—	(3,811)
Total other gains (losses)	13,683	(3,637)	(3,429)	—	6,617

Income (loss) before income taxes	(140,472)	(670,093)	27,772	(7,025)	(789,818)
Income tax expense (benefit)	(32,534)	(231,170)	5,746	(2,702)	(260,660)
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(107,938)	(438,923)	22,026	(4,323)	(529,158)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(421,220)	15,130	—	406,090	—
Net income (loss)	$(529,158)	$(423,793)	$22,026	$401,767	$(529,158)

Comprehensive income (loss)	$(529,038)	$(423,793)	$22,026	$401,767	$(529,038)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$506,154	$66	$(11,953)	$494,267
Net gains on sales of loans	—	453,840	—	—	453,840
Net fair value gains on reverse loans and related HMBS obligations	—	98,265	—	—	98,265
Interest income on loans	1,165	280	72,920	—	74,365
Insurance revenue	—	43,232	4,794	(825)	47,201
Other revenues	3,563	105,399	55,130	(57,771)	106,321
Total revenues	4,728	1,207,170	132,910	(70,549)	1,274,259

EXPENSES
General and administrative	35,654	573,457	23,085	(58,105)	574,091
Salaries and benefits	28,510	548,229	78	—	576,817
Goodwill impairment	—	207,557	—	—	207,557
Interest expense	147,752	46,920	81,756	(2,822)	273,606
Depreciation and amortization	129	68,259	740	—	69,128
Corporate allocations	(54,452)	54,452	—	—	—
Other expenses, net	(488)	4,981	6,064	—	10,557
Total expenses	157,105	1,503,855	111,723	(60,927)	1,711,756

OTHER GAINS
Net gains on extinguishment	4,660	—	—	—	4,660
Other net fair value gains	—	122	7,276	—	7,398
Other	12,076	8,937	—	—	21,013
Total other gains	16,736	9,059	7,276	—	33,071

Income (loss) before income taxes	(135,641)	(287,626)	28,463	(9,622)	(404,426)
Income tax expense (benefit)	(53,546)	(87,869)	3,761	(3,582)	(141,236)
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(82,095)	(199,757)	24,702	(6,040)	(263,190)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(181,095)	9,571	—	171,524	—
Net income (loss)	$(263,190)	$(190,186)	$24,702	$165,484	$(263,190)

Comprehensive income (loss)	$(262,772)	$(190,071)	$24,702	$165,369	$(262,772)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$619,152	$185	$(17,827)	$601,510
Net gains on sales of loans	—	462,172	—	—	462,172
Net fair value gains on reverse loans and related HMBS obligations	—	109,972	—	—	109,972
Interest income on loans	1,007	587	132,961	—	134,555
Insurance revenue	—	66,051	5,854	(895)	71,010
Other revenues	1,456	106,041	20,253	(19,816)	107,934
Total revenues	2,463	1,363,975	159,253	(38,538)	1,487,153

EXPENSES
General and administrative	32,198	597,331	30,221	(82,244)	577,506
Salaries and benefits	19,311	559,316	—	—	578,627
Goodwill impairment	—	82,269	—	—	82,269
Interest expense	147,633	72,203	83,379	(112)	303,103
Depreciation and amortization	120	71,815	786	—	72,721
Corporate allocations	(46,764)	46,764	—	—	—
Other expenses, net	1,598	2,542	6,663	—	10,803
Total expenses	154,096	1,432,240	121,049	(82,356)	1,625,029

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(54)	(792)	20,126	—	19,280
Other	—	(744)	—	—	(744)
Total other gains (losses)	(54)	(1,536)	20,126	—	18,536

Income (loss) before income taxes	(151,687)	(69,801)	58,330	43,818	(119,340)
Income tax expense (benefit)	(49,405)	17,220	5,665	17,508	(9,012)
Income (loss) before equity in earnings (loss) of consolidated subsidiaries and VIEs	(102,282)	(87,021)	52,665	26,310	(110,328)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(8,046)	21,238	—	(13,192)	—
Net income (loss)	$(110,328)	$(65,783)	$52,665	$13,118	$(110,328)

Comprehensive income (loss)	$(110,431)	$(65,702)	$52,435	$13,267	$(110,431)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(204,359)	$203,585	$452,724	$—	$451,950

Investing activities
Purchases and originations of reverse loans held for investment	—	(896,879)	—	—	(896,879)
Principal payments received on reverse loans held for investment	—	1,122,267	—	—	1,122,267
Principal payments received on mortgage loans held for investment	940	—	91,679	—	92,619
Payments received on charged-off loans held for investment	—	23,060	—	—	23,060
Payments received on receivables related to Non-Residual Trusts	—	—	8,110	—	8,110
Proceeds from sales of real estate owned, net	30	107,347	3,714	—	111,091
Purchases of premises and equipment	(595)	(32,271)	—	—	(32,866)
Decrease in restricted cash and cash equivalents	9,011	(114)	49	—	8,946
Payments for acquisitions of businesses, net of cash acquired	—	(3,066)	—	—	(3,066)
Acquisitions of servicing rights, net	—	(9,794)	—	—	(9,794)
Proceeds from sales of servicing rights, net	—	280,970	—	—	280,970
Capital contributions to subsidiaries and VIEs	—	(26,440)	—	26,440	—
Returns of capital from subsidiaries and VIEs	10,991	33,233	—	(44,224)	—
Change in due from affiliates	126,883	2,372	(5,899)	(123,356)	—
Other	309	(4,958)	—	—	(4,649)
Cash flows provided by (used in) investing activities	147,569	595,727	97,653	(141,140)	699,809

Financing activities
Payments on corporate debt	—	(480)	—	—	(480)
Extinguishments and settlement of debt	(31,037)	—	—	—	(31,037)
Proceeds from securitizations of reverse loans	—	960,157	—	—	960,157
Payments on HMBS related obligations	—	(1,371,375)	—	—	(1,371,375)
Issuances of servicing advance liabilities	—	228,059	1,951,429	—	2,179,488
Payments on servicing advance liabilities	—	(331,376)	(2,294,100)	—	(2,625,476)
Net change in warehouse borrowings related to mortgage loans	—	(151,172)	—	—	(151,172)
Net change in warehouse borrowings related to reverse loans	—	14,139	—	—	14,139
Proceeds from sales of excess servicing spreads and servicing rights	—	34,307	—	—	34,307
Payments on servicing rights related liabilities	—	(22,092)	—	—	(22,092)
Payments on mortgage-backed debt	—	—	(107,598)	—	(107,598)
Other debt issuance costs paid	(528)	(7,206)	(3,305)	—	(11,039)
Capital contributions	—	—	26,440	(26,440)	—
Capital distributions	—	(5,430)	(38,794)	44,224	—
Change in due to affiliates	85,801	(121,164)	(87,993)	123,356	—
Other	(689)	(666)	3,544	—	2,189
Cash flows provided by (used in) financing activities	53,547	(774,299)	(550,377)	141,140	(1,129,989)

Net increase (decrease) in cash and cash equivalents	(3,243)	25,013	—	—	21,770
Cash and cash equivalents at the beginning of the year	4,016	196,812	2,000	—	202,828
Cash and cash equivalents at the end of the year	$773	$221,825	$2,000	$—	$224,598

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(107,969)	$(129,281)	$189,157	$—	$(48,093)

Investing activities
Purchases and originations of reverse loans held for investment	—	(1,471,275)	—	—	(1,471,275)
Principal payments received on reverse loans held for investment	—	871,832	—	—	871,832
Principal payments received on mortgage loans held for investment	828	—	114,078	—	114,906
Payments received on charged-off loans held for investment	—	26,385	—	—	26,385
Payments received on receivables related to Non-Residual Trusts	—	—	7,481	—	7,481
Proceeds from sales of real estate owned, net	118	69,307	7,278	—	76,703
Purchases of premises and equipment	(175)	(27,586)	—	—	(27,761)
Decrease (increase) in restricted cash and cash equivalents	(6)	824	8,401	—	9,219
Payments for acquisitions of businesses, net of cash acquired	—	(5,095)	—	—	(5,095)
Acquisitions of servicing rights, net	—	(264,743)	—	—	(264,743)
Proceeds from sale of residual interests in Residual Trusts	189,513	—	—	—	189,513
Proceeds from sale of investment	14,376	—	—	—	14,376
Capital contributions to subsidiaries and VIEs	(9,072)	(37,285)	—	46,357	—
Returns of capital from subsidiaries and VIEs	27,309	24,107	—	(51,416)	—
Change in due from affiliates	(8,331)	11,809	1,388	(4,866)	—
Other	2,656	855	—	—	3,511
Cash flows provided by (used in) investing activities	217,216	(800,865)	138,626	(9,925)	(454,948)

Financing activities
Payments on corporate debt	(11,250)	(1,651)	—	—	(12,901)
Extinguishments and settlement of debt	(79,877)	—	—	—	(79,877)
Proceeds from securitizations of reverse loans	—	1,622,481	—	—	1,622,481
Payments on HMBS related obligations	—	(1,025,458)	—	—	(1,025,458)
Issuances of servicing advance liabilities	—	283,953	1,789,274	—	2,073,227
Payments on servicing advance liabilities	—	(253,070)	(1,953,895)	—	(2,206,965)
Net change in warehouse borrowings related to mortgage loans	—	207,305	—	—	207,305
Net change in warehouse borrowings related to reverse loans	—	(43,873)	—	—	(43,873)
Proceeds from sales of excess servicing spreads and servicing rights	—	55,698	—	—	55,698
Payments on servicing rights related liabilities	—	(12,317)	—	—	(12,317)
Payments on mortgage-backed debt	—	—	(136,493)	—	(136,493)
Other debt issuance costs paid	—	(8,320)	(5,629)	—	(13,949)
Repurchase of shares under stock repurchase plan	(28,065)	—	—	—	(28,065)
Capital contributions	—	9,072	37,285	(46,357)	—
Capital distributions	—	(13,006)	(38,410)	51,416	—
Change in due to affiliates	11,553	5,893	(22,312)	4,866	—
Other	(754)	(11,559)	(806)	—	(13,119)
Cash flows provided by (used in) financing activities	(108,393)	815,148	(330,986)	9,925	385,694

Net increase (decrease) in cash and cash equivalents	854	(114,998)	(3,203)	—	(117,347)
Cash and cash equivalents at the beginning of the year	3,162	311,810	5,203	—	320,175
Cash and cash equivalents at the end of the year	$4,016	$196,812	$2,000	$—	$202,828

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(74,452)	$1,005,449	$(1,137,754)	$2,487	$(204,270)

Investing activities
Purchases and originations of reverse loans held for investment	—	(1,505,215)	—	—	(1,505,215)
Principal payments received on reverse loans held for investment	—	548,660	—	—	548,660
Principal payments received on mortgage loans held for investment	535	399	161,323	—	162,257
Payments received on charged-off loans held for investment	—	14,929	—	—	14,929
Payments received on receivables related to Non-Residual Trusts	—	—	9,471	—	9,471
Proceeds from sales of real estate owned, net	227	39,452	15,627	—	55,306
Purchases of premises and equipment	—	(21,573)	—	—	(21,573)
Decrease in restricted cash and cash equivalents	4,246	3,723	3,364	—	11,333
Payments for acquisitions of businesses, net of cash acquired	—	(197,061)	—	—	(197,061)
Acquisitions of servicing rights, net	—	(268,618)	—	—	(268,618)
Acquisitions of charged-off loans held for investment	—	(64,548)	—	—	(64,548)
Capital contributions to subsidiaries and VIEs	(83,544)	(131)	—	83,675	—
Returns of capital from subsidiaries and VIEs	76,214	28,085	—	(104,299)	—
Change in due from affiliates	88,360	214,613	250,108	(553,081)	—
Other	(2,283)	13,231	—	—	10,948
Cash flows provided by (used in) investing activities	83,755	(1,194,054)	439,893	(573,705)	(1,244,111)

Financing activities
Payments on corporate debt	(15,000)	(2,220)	—	—	(17,220)
Proceeds from securitizations of reverse loans	—	1,617,399	—	—	1,617,399
Payments on HMBS related obligations	—	(637,272)	—	—	(637,272)
Issuances of servicing advance liabilities	—	874,729	1,425,201	—	2,299,930
Payments on servicing advance liabilities	—	(1,572,482)	(332,849)	—	(1,905,331)
Net change in warehouse borrowings related to mortgage loans	—	75,726	—	—	75,726
Net change in warehouse borrowings related to reverse loans	—	15,667	—	—	15,667
Proceeds from sales of excess servicing spreads and servicing rights	—	75,426	—	—	75,426
Payments on servicing rights related liabilities	—	(6,822)	—	—	(6,822)
Payments on mortgage-backed debt	—	—	(181,155)	—	(181,155)
Other debt issuance costs paid	—	(17,264)	(17)	—	(17,281)
Capital contributions	—	83,544	131	(83,675)	—
Capital distributions	—	(24,874)	(79,425)	104,299	—
Change in due to affiliates	(98,071)	(329,277)	(123,246)	550,594	—
Other	6,921	(40,509)	(8,808)	—	(42,396)
Cash flows provided by (used in) financing activities	(106,150)	111,771	699,832	571,218	1,276,671

Net increase (decrease) in cash and cash equivalents	(96,847)	(76,834)	1,971	—	(171,710)
Cash and cash equivalents at the beginning of the year	100,009	388,644	3,232	—	491,885
Cash and cash equivalents at the end of the year	$3,162	$311,810	$5,203	$—	$320,175

33. Related-Party Transactions
WCO was established to invest in mortgage-related assets. The Company's investment in WCO was $19.4 million and $22.6 million at December 31, 2016 and 2015, respectively. The Company recorded income (loss) relating to its investment in WCO of $(2.2) million, $0.6 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, the Company received a dividend of $1.0 million from WCO during the year ended December 31, 2016.
The Company’s subsidiary, GTIM, earns fees for providing investment advisory and management services to WCO and administering its business activities and day-to-day operations. The Company earned fees associated with these activities of $1.7 million, $1.0 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are recorded in other revenues on the consolidated statements of comprehensive loss. The Company had $0.9 million and $1.2 million included in receivables, net on the consolidated balance sheets at December 31, 2016 and 2015, respectively, relating to fees earned for the aforementioned investment advisory and management services provided to WCO, as well as pass-throughs to WCO related to general and administrative and payroll-related expenses.
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
Subservicing fees from WCO were $4.4 million during the year ended December 31, 2016 and are included in net servicing revenue and fees on the consolidated statement of comprehensive loss. In addition, the Company earned incentive and performance fees and ancillary and other fees related to servicing assets held by WCO of $0.7 million for the year ended December 31, 2016, which are included in net servicing revenue and fees on the consolidated statement of comprehensive loss.
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
In November 2016, WCO entered into a series of agreements whereby it agreed to sell substantially all of its assets, including the sale of substantially all of its MSR portfolio to NRM. In connection with the December 2016 closing of the transactions relating thereto, WCO commenced liquidation activities and the Company does not expect to sell further assets to WCO.
The following table presents the carrying amounts of the Company’s assets and liabilities that relate to WCO, as well as the size of the unconsolidated VIE (in thousands):

	Carrying Value of Assets and Liabilities Recorded on the Consolidated Balance Sheets
	Servicing Rights, Net (1)	Servicer and Protective Advances, Net	Receivables, Net	Other Assets (2)	Payables and Accrued Liabilities	Servicing Rights Related Liabilities	Net Assets (Liabilities) (3)	Size of VIE (4)
December 31, 2016	$—	$6,980	$1,392	$19,403	$(1,353)	$—	$26,422	$194,556
December 31, 2015	16,889	7,015	9,814	23,578	(4,500)	(117,000)	(64,204)	228,361
__________

(1)
During the second quarter of 2016, the Company sold MSR, which did not qualify for sale accounting, to WCO for $27.9 million. Transactions between WCO and NRM during the fourth quarter of 2016 allowed the Company to derecognize the transferred assets on its consolidated balance sheets. Refer to Note 4 for additional information.

(2)	Other assets at December 31, 2016 and 2015 are primarily comprised of the Company's investment in WCO.

(3)	At December 31, 2015, the Company had no net exposure to loss as it relates to transactions with WCO as a result of its net liabilities due to WCO.

(4)	The size of the VIE is deemed to be WCO's net assets.

34. Quarterly Results of Operations (Unaudited)
The following tables summarize the Company’s unaudited consolidated results of operations on a quarterly basis for the years ended December 31, 2016 and 2015. The sum of the quarterly loss per share amounts do not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares.
Quarterly results of operations are summarized as follows (in thousands, except per share data):

	For the 2016 Quarters Ended
	December 31 (2)	September 30 (2)	June 30 (2)	March 31
Total revenues	$444,143	$297,330	$187,473	$66,771
Total expenses	417,229	465,795	565,706	343,422
Total other gains (losses)	(74)	10,282	(1,351)	(2,240)
Income (loss) before income taxes (1)	26,840	(158,183)	(379,584)	(278,891)
Income tax expense (benefit)	49,069	(56,357)	(147,183)	(106,189)
Net loss	$(22,229)	$(101,826)	$(232,401)	$(172,702)
Basic and diluted loss per common and common equivalent share	$(0.61)	$(2.82)	$(6.49)	$(4.85)
__________

(1)
A significant portion of the Company's asset and liabilities are carried at fair value and as a result, the Company’s net income or loss can be materially impacted quarter over quarter by gains and losses resulting from changes in valuation inputs and other assumptions used in the fair value of the assets and liabilities.

(2)
The Company recorded goodwill impairment losses of $215.4 million, $91.0 million and $13.2 million during the second, third and fourth quarters of 2016, respectively. Refer to Note 14 for further information.

	For the 2015 Quarters Ended
	December 31 (2)	September 30	June 30 (2)	March 31
Total revenues	$331,576	$219,393	$412,433	$310,857
Total expenses	548,252	364,124	427,955	371,425
Total other gains	8,485	13,173	523	10,890
Loss before income taxes (1)	(208,191)	(131,558)	(14,999)	(49,678)
Income tax expense (benefit)	(91,056)	(54,630)	23,120	(18,670)
Net loss	$(117,135)	$(76,928)	$(38,119)	$(31,008)
Basic and diluted loss per common and common equivalent share	$(3.16)	$(2.04)	$(1.01)	$(0.82)
__________

(1)
A significant portion of the Company's asset and liabilities are carried at fair value and as a result, the Company’s net income or loss can be materially impacted quarter over quarter by gains and losses resulting from changes in valuation inputs and other assumptions used in the fair value of the assets and liabilities.

(2)	The Company recorded goodwill impairment losses of $56.5 million and $151.0 million during the second and fourth quarters of 2015, respectively. Refer to Note 14 for further information.

Walter Investment Management Corp.
Schedule I
Financial Information
(Parent Company Only)

(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$773	$4,016
Restricted cash and cash equivalents	1,502	10,512
Residential loans at amortized cost, net	12,891	14,130
Receivables, net	97,424	11,465
Premises and equipment, net	1,181	1,559
Deferred tax assets, net	27,310	—
Other assets	30,789	37,724
Due from affiliates, net	392,998	674,139
Investments in consolidated subsidiaries and VIEs	1,897,729	2,278,009
Total assets	$2,462,597	$3,031,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$53,337	$43,778
Corporate debt	2,129,000	2,156,944
Deferred tax liability, net	—	26,156
Total liabilities	2,182,337	2,226,878

Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 36,391,129 and 35,573,405 shares at December 31, 2016 and 2015, respectively	364	355
Additional paid-in capital	596,067	591,454
Retained earnings (accumulated deficit)	(317,104)	212,054
Accumulated other comprehensive income	933	813
Total stockholders' equity	280,260	804,676
Total liabilities and stockholders' equity	$2,462,597	$3,031,554

The accompanying notes are an integral part of the consolidated financial statements.

Walter Investment Management Corp.
Schedule I
Financial Information
(Parent Company Only)

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
REVENUES
Interest income on loans	$1,082	$1,165	$1,007
Other revenues	(1,914)	3,563	1,456
Total revenues	(832)	4,728	2,463

EXPENSES
Interest expense	144,170	147,752	147,633
General and administrative	67,583	35,654	32,198
Salaries and benefits	60,119	28,510	19,311
Depreciation and amortization	783	129	120
Corporate allocations	(119,953)	(54,452)	(46,764)
Other expenses, net	621	(488)	1,598
Total expenses	153,323	157,105	154,096

OTHER GAINS (LOSSES)
Net gains on extinguishments	14,662	4,660	—
Other net fair value losses	—	—	(54)
Other	(979)	12,076	—
Total other gains (losses)	13,683	16,736	(54)

Loss before income taxes	(140,472)	(135,641)	(151,687)
Income tax benefit	(32,534)	(53,546)	(49,405)
Loss before equity in losses of consolidated subsidiaries and VIEs	(107,938)	(82,095)	(102,282)
Equity in losses of consolidated subsidiaries and VIEs	(421,220)	(181,095)	(8,046)
Net loss	$(529,158)	$(263,190)	$(110,328)

Comprehensive loss	$(529,038)	$(262,772)	$(110,431)

The accompanying notes are an integral part of the consolidated financial statements.

Walter Investment Management Corp.
Schedule I
Financial Information
(Parent Company Only)

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows used in operating activities	$(204,359)	$(107,969)	$(74,452)

Investing activities
Principal payments received on mortgage loans held for investment	940	828	535
Proceeds from sales of real estate owned, net	30	118	227
Purchases of premises and equipment	(595)	(175)	—
Decrease (increase) in restricted cash and cash equivalents	9,011	(6)	4,246
Proceeds from sale of investment	—	14,376	—
Proceeds from sale of residual interests in Residual Trusts	—	189,513	—
Capital contributions to subsidiaries and VIEs	—	(9,072)	(83,544)
Returns of capital from subsidiaries and VIEs	10,991	27,309	76,214
Change in due from affiliates	126,883	(8,331)	88,360
Other	309	2,656	(2,283)
Cash flows provided by investing activities	147,569	217,216	83,755

Financing activities
Payments on corporate debt	—	(11,250)	(15,000)
Extinguishments and settlement of debt	(31,037)	(79,877)	—
Other debt issuance costs paid	(528)	—	—
Repurchase of shares under stock repurchase plan	—	(28,065)	—
Change in due to affiliates	85,801	11,553	(98,071)
Other	(689)	(754)	6,921
Cash flows used in financing activities	53,547	(108,393)	(106,150)

Net increase (decrease) in cash and cash equivalents	(3,243)	854	(96,847)
Cash and cash equivalents at the beginning of the year	4,016	3,162	100,009
Cash and cash equivalents at the end of the year	$773	$4,016	$3,162

The accompanying notes are an integral part of the consolidated financial statements.

Walter Investment Management Corp.
Schedule I
Notes to the Parent Company Financial Statements
1. Basis of Presentation
The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements included in this report. These Parent Company financial statements reflect the results of operations, financial position and cash flows for the Parent Company and its consolidated subsidiaries and VIEs in which it is the primary beneficiary. These consolidated subsidiaries and VIEs are accounted for using the equity method of accounting.
The accompanying Parent Company financial statements have been prepared in accordance with GAAP. The preparation of these Parent Company financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These Parent Company financial statements include certain intercompany allocations to its subsidiaries that management believes have been made on a reasonable basis. These costs primarily include executive salaries and other centralized business functions. Refer to Note 29 to the Consolidated Financial Statements for additional information on intercompany allocations.
2. Corporate Debt
Corporate debt is comprised of secured term loans, convertible senior subordinated notes, and unsecured senior notes. In addition, the Parent Company has a $100.0 million senior secured revolving credit facility of which $12.2 million was available after reductions for issued letters of credit as of December 31, 2016. Refer to Note 22 to the Consolidated Financial Statements for additional information on corporate debt.
3. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$123,369	$128,913	$132,422
Cash paid (received) for taxes	61,289	(3,318)	(6,067)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon deconsolidation of Residual Trusts	—	3,133	—
Real estate owned acquired through foreclosure	806	783	671
Residential loans originated to finance the sale of real estate owned	540	1,466	1,657
Contributions to subsidiaries	68,637	28,249	19,143
Distributions from subsidiaries	14,727	7,469	183
4. Guarantees
Refer to Note 30 to the Consolidated Financial Statements for certain guarantees made by the Parent Company in regards to Ditech Financial and RMS. In addition to these guarantees, all obligations of Ditech Financial and RMS under master repurchase agreements and certain servicing advance facilities are guaranteed by the Parent. The Parent also guarantees certain subsidiary obligations such as agreements to perform servicing in accordance with contract terms.