Form 10-Q
period 2017-03-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2017-05-10
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________________________________
Form 10-Q
 _______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-13417
_______________________________________________________________________________________
Walter Investment Management Corp.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________________

Maryland	13-3950486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Virginia Drive, Suite 100 Fort Washington, PA	19034
(Address of principal executive offices)	(Zip Code)
(844) 714-8603
(Registrant's telephone number, including area code)

3000 Bayport Drive, Suite 1100
Tampa, FL 33607
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 36,541,688 shares of common stock outstanding as of May 5, 2017.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$237,174	$224,598
Restricted cash and cash equivalents	174,324	204,463
Residential loans at amortized cost, net (includes $5,633 and $5,167 in allowance for loan losses at March 31, 2017 and December 31, 2016, respectively)	678,482	665,209
Residential loans at fair value	12,240,962	12,416,542
Receivables, net (includes $13,848 and $15,033 at fair value at March 31, 2017 and December 31, 2016, respectively)	224,282	267,962
Servicer and protective advances, net (includes $150,305 and $146,781 in allowance for uncollectible advances at March 31, 2017 and December 31, 2016, respectively)	1,005,157	1,195,380
Servicing rights, net (includes $930,333 and $949,593 at fair value at March 31, 2017 and December 31, 2016, respectively)	1,006,428	1,029,719
Goodwill	47,747	47,747
Intangible assets, net	10,445	11,347
Premises and equipment, net	73,999	82,628
Deferred tax assets, net	299,629	299,926
Assets held for sale	—	71,085
Other assets (includes $47,173 and $87,937 at fair value at March 31, 2017 and December 31, 2016, respectively)	201,346	242,290
Total assets	$16,199,975	$16,758,896
LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $14,271 and $11,804 at fair value at March 31, 2017 and December 31, 2016, respectively)	$699,741	$759,011
Servicer payables	138,059	146,332
Servicing advance liabilities	662,206	783,229
Warehouse borrowings	1,094,677	1,203,355
Servicing rights related liabilities at fair value	3,537	1,902
Corporate debt	2,112,328	2,129,000
Mortgage-backed debt (includes $498,768 and $514,025 at fair value at March 31, 2017 and December 31, 2016, respectively)	916,952	943,956
HMBS related obligations at fair value	10,289,505	10,509,449
Liabilities held for sale	—	2,402
Total liabilities	15,917,005	16,478,636
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 36,464,218 and 36,391,129 shares at March 31, 2017 and December 31, 2016, respectively	365	364
Additional paid-in capital	596,905	596,067
Accumulated deficit	(315,216)	(317,104)
Accumulated other comprehensive income	916	933
Total stockholders' equity	282,970	280,260
Total liabilities and stockholders' equity	$16,199,975	$16,758,896

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

	March 31, 2017	December 31, 2016
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$44,254	$45,843
Residential loans at amortized cost, net	453,474	462,877
Residential loans at fair value	440,219	492,499
Receivables, net	13,848	15,798
Servicer and protective advances, net	607,357	734,707
Other assets	14,001	19,831
Total assets	$1,573,153	$1,771,555

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$2,777	$2,985
Servicing advance liabilities	542,528	650,565
Mortgage-backed debt (includes $498,768 and $514,025 at fair value at March 31, 2017 and December 31, 2016, respectively)	916,952	943,956
Total liabilities	$1,462,257	$1,597,506
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2017	2016
REVENUES
Net servicing revenue and fees	$113,187	$(105,762)
Net gains on sales of loans	74,356	84,477
Net fair value gains on reverse loans and related HMBS obligations	14,702	35,208
Interest income on loans	10,980	12,171
Insurance revenue	4,940	10,367
Other revenues	27,120	30,310
Total revenues	245,285	66,771

EXPENSES
General and administrative	131,627	129,606
Salaries and benefits	107,957	132,639
Interest expense	60,410	64,248
Depreciation and amortization	10,932	14,423
Other expenses, net	2,783	2,506
Total expenses	313,709	343,422

OTHER GAINS (LOSSES)
Gain on sale of business	67,727	—
Other net fair value gains (losses)	5,083	(2,144)
Gain on extinguishment	—	928
Other	—	(1,024)
Total other gains (losses)	72,810	(2,240)

Income (loss) before income taxes	4,386	(278,891)
Income tax expense (benefit)	2,498	(106,189)
Net income (loss)	$1,888	$(172,702)

Comprehensive income (loss)	$1,871	$(172,677)

Net income (loss)	$1,888	$(172,702)
Basic earnings (loss) per common and common equivalent share	$0.05	$(4.85)
Diluted earnings (loss) per common and common equivalent share	$0.05	$(4.85)
Weighted-average common and common equivalent shares outstanding — basic	36,412	35,579
Weighted-average common and common equivalent shares outstanding — diluted	36,812	35,579
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2017	36,391,129	$364	$596,067	$(317,104)	$933	$280,260
Net income	—	—	—	1,888	—	1,888
Other comprehensive loss, net of tax	—	—	—	—	(17)	(17)
Share-based compensation	—	—	865	—	—	865
Share-based compensation issuances, net	73,089	1	(27)	—	—	(26)
Balance at March 31, 2017	36,464,218	$365	$596,905	$(315,216)	$916	$282,970
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Operating activities
Net income (loss)	$1,888	$(172,702)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(14,702)	(35,208)
Amortization of servicing rights	5,025	4,611
Change in fair value of servicing rights	53,516	326,580
Change in fair value of servicing rights related liabilities	—	(7,191)
Change in fair value of charged-off loans	(10,133)	(10,939)
Other net fair value (gains) losses	(3,363)	4,606
Accretion of discounts on residential loans and advances	(928)	(928)
Accretion of discounts on debt and amortization of deferred debt issuance costs	7,740	7,964
Provision for uncollectible advances	9,666	8,558
Depreciation and amortization of premises and equipment and intangible assets	10,932	14,423
Provision (benefit) for deferred income taxes	1,840	(40,819)
Share-based compensation	865	859
Purchases and originations of residential loans held for sale	(5,187,091)	(5,158,411)
Proceeds from sales of and payments on residential loans held for sale	5,301,187	5,422,461
Net gains on sales of loans	(74,356)	(84,477)
Gain on sale of business	(67,727)	—
Other	2,506	3,622

Changes in assets and liabilities
Decrease (increase) in receivables	9,262	(25,051)
Decrease in servicer and protective advances	180,432	6,517
Increase in other assets	(4,774)	(9,201)
Decrease in payables and accrued liabilities	(82,751)	(53,212)
Increase in servicer payables, net of change in restricted cash	7,698	673
Cash flows provided by operating activities	146,732	202,735

Investing activities
Purchases and originations of reverse loans held for investment	(130,269)	(181,167)
Principal payments received on reverse loans held for investment	277,262	197,883
Principal payments received on mortgage loans held for investment	23,981	22,325
Payments received on charged-off loans held for investment	5,025	7,000
Payments received on receivables related to Non-Residual Trusts	3,754	1,957
Proceeds from sales of real estate owned, net	34,344	21,409
Purchases of premises and equipment	(469)	(11,653)
Decrease (increase) in restricted cash and cash equivalents	(1,887)	9,048
Payments for acquisitions of businesses, net of cash acquired	(804)	(1,947)
Acquisitions of servicing rights, net	(109)	(6,571)
Proceeds from sales of servicing rights, net	29,673	—
Proceeds from sale of business	131,067	—
Other	9,524	(337)
Cash flows provided by investing activities	381,092	57,947

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Financing activities
Payments on corporate debt	(21,285)	(210)
Extinguishments and settlement of debt	—	(6,327)
Proceeds from securitizations of reverse loans	154,316	202,947
Payments on HMBS related obligations	(400,693)	(271,013)
Issuances of servicing advance liabilities	328,341	441,924
Payments on servicing advance liabilities	(449,636)	(469,835)
Net change in warehouse borrowings related to mortgage loans	(116,795)	(214,510)
Net change in warehouse borrowings related to reverse loans	8,117	75,910
Proceeds from sales of servicing rights	—	2,968
Payments on servicing rights related liabilities	(1,415)	(4,250)
Payments on mortgage-backed debt	(28,619)	(25,203)
Other debt issuance costs paid	(964)	(1,031)
Other	13,385	(462)
Cash flows used in financing activities	(515,248)	(269,092)

Net increase (decrease) in cash and cash equivalents	12,576	(8,410)
Cash and cash equivalents at beginning of the period	224,598	202,828
Cash and cash equivalents at end of the period	$237,174	$194,418

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$46,903	$53,901
Cash paid (received) for taxes	(5,591)	16
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Walter Investment Management Corp. and its subsidiaries, or the Company, is an independent servicer and originator of mortgage loans and servicer of reverse mortgage loans. The Company services a wide array of loans across the credit spectrum for its own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. Through the consumer, correspondent and wholesale lending channels, the Company originates and purchases residential mortgage loans that are predominantly sold to GSEs and government agencies. The Company also operates two supplementary businesses; asset receivables management and real estate owned property management and disposition.
The Company operates throughout the U.S. through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 10 for additional information related to segment reporting.
Certain acronyms and terms used throughout these notes are defined in the Glossary of Terms in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Revision of Previously Issued Financial Statements
During the year ended December 31, 2016, the Company made immaterial corrections of errors in its consolidated balance sheet to insurance related receivables and payables. The insurance business was acquired in 2011. The accounting related to insurance premium receivables and carrier payables was maintained consistently with practices prior to the acquisition. As part of the sale transaction that occurred on February 1, 2017, discussed below, certain agreements related to the insurance business were further reviewed and it was determined that the gross up of premiums and related carrier payables was not consistent with the terms of such agreements. Thus, the Company assessed the effect of the overstatement in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the overstatement was not material to the Company’s prior interim and annual financial statements. The Company corrected the overstatement in the year ended December 31, 2016 and revised its previously-issued financial statements for the three months ended March 31, 2016. All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of the overstatement. The Company revised the Consolidated Statements of Cash Flows for the three months ended March 31, 2016. All of the revisions were made to the changes in assets and liabilities included in cash flows provided by operating activities. For the three months ended March 31, 2016, cash flows from the change in receivables decreased by $7.4 million, while cash flows from the change in servicer and protective advances and change in payables and accrued liabilities increased by $4.8 million and $2.6 million, respectively.
Sale of Insurance Business
On December 30, 2016, the Company executed a stock purchase agreement pursuant to which the Company agreed to sell 100% of the stock of its indirect, wholly-owned subsidiary, GTI Holdings Corp., which was the holding company of the Company's primary licensed insurance agency, Green Tree Insurance Agency, Inc., to a wholly-owned subsidiary of Assurant, for a purchase price of $125.0 million in cash, subject to adjustment as specified in the agreement. Under the agreement, an affiliate of Assurant has also agreed to make potential earnout payments to the Company in an aggregate amount of up to $25.0 million in cash, with the amount of such payments to be based upon the gross written premium of certain voluntary homeowners' insurance written by certain affiliates of Assurant over a specified timeframe. As a result of this transaction, the assets and liabilities related to the insurance business, which were included in the Servicing segment, were reclassified to operations held for sale line items on the consolidated balance sheets at December 31, 2016. This transaction closed on February 1, 2017, at which time the Company received $131.1 million in cash, which included a working capital payment.

Interim Financial Reporting
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Recently Adopted Accounting Guidance
In March 2016, the FASB issued an accounting standards update revising certain aspects of share-based accounting guidance which includes income tax and forfeiture consequences. This guidance was effective for the Company beginning January 1, 2017. Adoption of this update did not have a material impact on the Company's income tax expense. The Company elected to continue with its current methodology of estimating expected forfeitures at the date of grant and adjust throughout the vesting term as needed.
Recent Accounting Guidance Not Yet Adopted
In May 2014, the FASB issued new revenue recognition guidance that supersedes most industry-specific guidance but does exclude insurance contracts and financial instruments. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. In April 2015, the FASB voted for a one-year deferral of the effective date, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Subsequent to the initial issuance, the FASB has continued to issue updates to this guidance to provide additional clarification and implementation instructions to issuers regarding (i) principal versus agent considerations, (ii) identifying performance obligations, (iii) licensing, and (iv) narrow-scope improvements and practical expedients relating to assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The Company has reviewed the scope of the guidance and monitored the determinations of the FASB Transition Resource Group and concluded that a number of the Company's most significant revenue streams are not within the scope of the standard because the standard does not apply to revenue on contracts accounted for under the transfers and servicing of financial assets or financial instruments standards. Therefore, revenue recognition for these contracts will remain unchanged. However, the FASB has issued, and may issue in the future, interpretive guidance that may cause the Company’s evaluation to change. The Company continues to evaluate certain select revenue streams, including subservicing fees, for the effect that this guidance will have on its consolidated financial statements. Based on current guidance available, while there may be some impact on revenue recognition, the Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial statements. The Company has not yet selected a transition method.
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments. The new standard revises an entity's accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. At March 31, 2017, the Company did not hold any equity securities measured at fair value, but did have certain financial liabilities measured at fair value. The significance of adoption is dependent upon the nature of those financial liabilities carried at fair value at the time of adoption.

In February 2016, the FASB issued an accounting standards update that requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. While the Company is currently evaluating the full effect that this guidance will have on its consolidated financial statements, it will result in the recognition of certain operating leases as right-of-use assets and lease liabilities on the consolidated balance sheets.
In June 2016, the FASB issued an accounting standards update that amends the guidance for recognizing credit losses on financial instruments measured at amortized cost. This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. The Company does not expect, based on the Company's current methodologies for accounting for financial instruments, that the adoption of this guidance will have a material impact on its consolidated financial statements. The significance of the adoption of this guidance may change at the time of adoption based on the nature of the Company's financial instruments at that time and the corresponding conclusions reached.
In August 2016, the FASB issued an accounting standards update that amends the guidance on the classification of certain cash receipts and cash payments presented within the statement of cash flows to reduce the existing diversity in practice. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption may impact the presentation of cash flows, but will not otherwise have a material impact on the consolidated results of operations or financial condition.
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

In February 2017, the FASB issued an accounting standards update that amends the guidance on derecognition of nonfinancial assets. This guidance clarifies the scope and accounting of a financial asset that meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. It also adds guidance for partial sales of nonfinancial assets. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect that, based on the Company's current methodologies for accounting for nonfinancial assets, the adoption of this guidance will have a material impact on its consolidated financial statements. The significance of the adoption of this guidance may change at the time of adoption based on the nature of the Company's nonfinancial assets at that time and the corresponding conclusions reached.
2. Variable Interest Entities
Consolidated Variable Interest Entities
Included in Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 are descriptions of the Company’s Consolidated VIEs.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	March 31, 2017
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$14,109	$11,606	$18,539	$—	$44,254
Residential loans at amortized cost, net	453,474	—	—	—	453,474
Residential loans at fair value	—	440,219	—	—	440,219
Receivables, net	—	13,848	—	—	13,848
Servicer and protective advances, net	—	—	607,357	—	607,357
Other assets	8,302	726	1,018	3,955	14,001
Total assets	$475,885	$466,399	$626,914	$3,955	$1,573,153

Liabilities
Payables and accrued liabilities	$2,048	$—	$729	$—	$2,777
Servicing advance liabilities	—	—	542,528	—	542,528
Mortgage-backed debt	418,184	498,768	—	—	916,952
Total liabilities	$420,232	$498,768	$543,257	$—	$1,462,257

	December 31, 2016
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$13,321	$10,257	$22,265	$—	$45,843
Residential loans at amortized cost, net	462,877	—	—	—	462,877
Residential loans at fair value	—	450,377	—	42,122	492,499
Receivables, net	—	15,033	—	765	15,798
Servicer and protective advances, net	—	—	734,707	—	734,707
Other assets	10,028	1,028	1,440	7,335	19,831
Total assets	$486,226	$476,695	$758,412	$50,222	$1,771,555

Liabilities
Payables and accrued liabilities	$2,140	$—	$845	$—	$2,985
Servicing advance liabilities	—	—	650,565	—	650,565
Mortgage-backed debt	429,931	514,025	—	—	943,956
Total liabilities	$432,071	$514,025	$651,410	$—	$1,597,506
Unconsolidated Variable Interest Entities
Included in Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 are descriptions of the Company's variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs. Additionally, refer to Note 13 for information on the Company's transactions with WCO.
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
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to a breach of contractual representations and warranties. Refer to Note 11 for additional information.

The following table presents the carrying amounts of the Company’s net assets that relate to its continuing involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Net Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net (1)	Servicer and Protective Advances, Net	Payables and Accrued Liabilities	Total
March 31, 2017	$451,192	$18,341	$(3,537)	$465,996	$38,237,665
December 31, 2016	439,062	21,825	(1,983)	458,904	36,116,570
__________

(1)
During the three months ended March 31, 2017, the Company revised the December 31, 2016 disclosed amount of net servicing rights for which the Company has continuing involvement. The total net servicing rights balance reported in the consolidated balance sheets as of December 31, 2016 was not impacted by this disclosure revision.

At March 31, 2017 and December 31, 2016, 1.2% and 1.3%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Cash proceeds received from sales, net of fees	$5,252,552	$5,464,865
Servicing fees collected (1)	30,803	34,772
Repurchases of previously sold loans	17,503	5,932
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continuing involvement with mortgage loans that have been sold with servicing rights retained.
In connection with these sales, the Company recorded servicing rights using either a fair value model that utilizes Level 3 unobservable inputs or using an agreed upon sales price considered level 2. Refer to Note 6 for information relating to servicing of residential loans.
Transfers of Reverse Loans
The Company, through RMS, is an approved issuer of Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. The Company both originated and purchased HECMs that are pooled and securitized into HMBS that the Company sells into the secondary market with servicing rights retained. Effective January 2017, the Company exited the reverse mortgage originations business, although the Company intends to fulfill reverse loans in its originations pipeline consistent with its underwriting practices and to fund undrawn amounts available to borrowers.
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
At March 31, 2017, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $9.7 billion and $10.2 billion, respectively.

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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers between levels during the three months ended March 31, 2017 or 2016.

Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There was an insignificant amount of assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	March 31, 2017	December 31, 2016
Level 2
Assets
Mortgage loans held for sale	$1,148,940	$1,176,280
Servicing rights carried at fair value	21,063	13,170
Freestanding derivative instruments	1,826	34,543
Level 2 assets	$1,171,829	$1,223,993
Liabilities
Freestanding derivative instruments	$13,557	$7,611
Servicing rights related liabilities	3,537	1,902
Level 2 liabilities	$17,094	$9,513

Level 3
Assets
Reverse loans	$10,599,732	$10,742,922
Mortgage loans related to Non-Residual Trusts	440,219	450,377
Charged-off loans	52,071	46,963
Receivables related to Non-Residual Trusts	13,848	15,033
Servicing rights carried at fair value	909,270	936,423
Freestanding derivative instruments (IRLCs)	45,347	53,394
Level 3 assets	$12,060,487	$12,245,112
Liabilities
Freestanding derivative instruments (IRLCs)	$714	$4,193
Mortgage-backed debt related to Non-Residual Trusts	498,768	514,025
HMBS related obligations	10,289,505	10,509,449
Level 3 liabilities	$10,788,987	$11,027,667

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended March 31, 2017
	Fair Value January 1, 2017	Total Gains (Losses) Included in Comprehensive Income	Purchases	Sales and Other	Originations / Issuances	Settlements	Fair Value March 31, 2017
Assets
Reverse loans	$10,742,922	$42,612	$43,134	$—	$87,062	$(315,998)	$10,599,732
Mortgage loans related to Non-Residual Trusts	450,377	12,502	—	—	—	(22,660)	440,219
Charged-off loans (1)	46,963	14,591	—	—	—	(9,483)	52,071
Receivables related to Non-Residual Trusts	15,033	2,569	—	—	—	(3,754)	13,848
Servicing rights carried at fair value	936,423	(52,479)	446	76	24,804	—	909,270
Freestanding derivative instruments (IRLCs)	53,394	(8,006)	—	—	—	(41)	45,347
Total assets	$12,245,112	$11,789	$43,580	$76	$111,866	$(351,936)	$12,060,487

Liabilities
Freestanding derivative instruments (IRLCs)	$(4,193)	$3,479	$—	$—	$—	$—	$(714)
Mortgage-backed debt related to Non-Residual Trusts	(514,025)	(8,559)	—	—	—	23,816	(498,768)
HMBS related obligations	(10,509,449)	(27,910)	—	—	(154,315)	402,169	(10,289,505)
Total liabilities	$(11,027,667)	$(32,990)	$—	$—	$(154,315)	$425,985	$(10,788,987)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $10.1 million during the three months ended March 31, 2017.

	For the Three Months Ended March 31, 2016
	Fair Value January 1, 2016	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Originations / Issuances	Settlements	Fair Value March 31, 2016
Assets
Reverse loans	$10,763,816	$154,834	$54,020	$127,151	$(226,930)	$10,872,891
Mortgage loans related to Non-Residual Trusts	526,016	5,163	—	—	(24,842)	506,337
Charged-off loans (1)	49,307	14,376	—	—	(10,437)	53,246
Receivables related to Non-Residual Trusts	16,542	(467)	—	—	(1,957)	14,118
Servicing rights carried at fair value	1,682,016	(326,580)	19,637	52,258	—	1,427,331
Freestanding derivative instruments (IRLCs)	51,519	13,102	—	—	(214)	64,407
Total assets	$13,089,216	$(139,572)	$73,657	$179,409	$(264,380)	$12,938,330

Liabilities
Freestanding derivative instruments (IRLCs)	$(1,070)	$815	$—	$—	$—	$(255)
Servicing rights related liabilities	(117,000)	3,294	—	—	8,147	(105,559)
Mortgage-backed debt related to Non-Residual Trusts	(582,340)	(6,932)	—	—	24,440	(564,832)
HMBS related obligations	(10,647,382)	(119,626)	—	(202,947)	272,520	(10,697,435)
Total liabilities	$(11,347,792)	$(122,449)	$—	$(202,947)	$305,107	$(11,368,081)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $10.9 million during the three months ended March 31, 2016.

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

		March 31, 2017		December 31, 2016
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years (4)	0.5 - 9.8	3.7	0.6 - 10.2	3.8
	Conditional repayment rate	12.17% - 59.43%	29.58%	13.23% - 55.32%	28.48%
	Discount rate	2.04% - 3.72%	3.00%	1.93% - 3.69%	2.93%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	1.91% - 2.44%	2.19%	1.98% - 2.67%	2.27%
	Conditional default rate	0.99% - 5.10%	2.50%	1.02% - 4.25%	2.61%
	Loss severity	85.33% - 100.00%	97.73%	79.98% - 100.00%	96.61%
	Discount rate	8.00%	8.00%	8.00%	8.00%
Charged-off loans	Collection rate	3.20% - 5.37%	3.31%	2.69% - 3.55%	2.74%
	Discount rate	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	2.27% - 3.07%	2.73%	2.22% - 3.17%	2.65%
	Conditional default rate	2.56% - 5.84%	3.63%	2.32% - 4.66%	3.34%
	Loss severity	83.45% - 100.00%	95.97%	77.88% - 100.00%	94.51%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years (4)	2.5 - 7.5	6.0	2.6 - 7.4	6.0
	Discount rate	10.71% - 15.27%	11.83%	10.68% - 14.61%	11.56%
	Conditional prepayment rate	5.89% - 23.00%	9.24%	5.76% - 21.67%	9.09%
	Conditional default rate	0.04% - 3.02%	0.90%	0.04% - 2.97%	0.88%
	Cost to service	$62 - $1,181	$130	$62 - $1,260	$128
Interest rate lock commitments	Loan funding probability	2.28% - 100.00%	71.91%	16.00% - 100.00%	75.86%
	Fair value of initial servicing rights multiple (5)	0.01 - 5.82	3.01	0.01 - 5.98	3.06

		March 31, 2017		December 31, 2016
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	18.75% - 100.00%	81.13%	34.40% - 100.00%	83.36%
	Fair value of initial servicing rights multiple (5)	0.02 - 5.16	3.52	0.04 - 6.04	3.69
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	2.27% - 3.07%	2.73%	2.22% - 3.17%	2.65%
	Conditional default rate	2.56% - 5.84%	3.63%	2.32% - 4.66%	3.34%
	Loss severity	83.45% - 100.00%	95.97%	77.88% - 100.00%	94.51%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years (4)	0.4 - 7.2	3.1	0.4 - 7.2	3.2
	Conditional repayment rate	11.77% - 64.92%	28.84%	11.49% - 57.76%	27.74%
	Discount rate	1.59% - 3.19%	2.63%	1.50% - 3.17%	2.56%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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
Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	March 31, 2017		December 31, 2016
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,599,732	$10,139,017	$10,742,922	$10,218,007
Mortgage loans held for sale (1)	1,148,940	1,098,763	1,176,280	1,148,897
Mortgage loans related to Non-Residual Trusts	440,219	495,041	450,377	513,545
Charged-off loans	52,071	2,417,501	46,963	2,439,318
Total	$12,240,962	$14,150,322	$12,416,542	$14,319,767

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$498,768	$501,603	$514,025	$518,317
HMBS related obligations (2)	10,289,505	9,757,690	10,509,449	9,916,383
Total	$10,788,273	$10,259,293	$11,023,474	$10,434,700
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 8 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.

Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that had a fair value of $0.4 million and $1.6 million at March 31, 2017 and December 31, 2016, respectively, and an unpaid principal balance of $31.0 million and $29.5 million at March 31, 2017 and December 31, 2016, respectively. Mortgage loans held for sale that are 90 days or more past due are insignificant at March 31, 2017 and December 31, 2016. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $110.1 million and $104.6 million at March 31, 2017 and December 31, 2016, respectively. In addition, the Company had loans that were in the process of foreclosure of $198.8 million and $418.4 million at March 31, 2017 and December 31, 2016, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheets. Real estate owned, net is included on the consolidated balance sheets within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		March 31, 2017		December 31, 2016
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 60.98%	6.89%	0.00% - 61.61%	7.30%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at the time of foreclosure.
The Company held real estate owned, net in the Reverse Mortgage and Servicing segments and Other non-reportable segment of $97.4 million, $12.0 million and $0.7 million at March 31, 2017, respectively, and $90.7 million, $12.9 million and $1.0 million at December 31, 2016, respectively. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.
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

		March 31, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net (1)	Level 3	$678,482	$693,028	$665,209	$674,851
Servicer and protective advances, net	Level 3	1,005,157	948,453	1,195,380	1,147,155

Financial liabilities
Servicing advance liabilities (2)	Level 3	661,057	661,646	781,734	782,570
Corporate debt (3)	Level 2	2,109,865	1,612,373	2,126,176	1,967,518
Mortgage-backed debt carried at amortized cost	Level 3	418,184	428,272	429,931	435,679
__________

(1)	Includes loans subject to repurchase from Ginnie Mae.

(2)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(3)	The carrying amounts of corporate debt are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheets.

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
Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Realized gains on sales of loans	$26,085	$80,080
Change in unrealized gains on loans held for sale	19,658	10,291
Gains (losses) on interest rate lock commitments	(4,526)	13,917
Losses on forward sales commitments	(20,548)	(66,953)
Gains (losses) on MBS purchase commitments	11,884	(10,796)
Capitalized servicing rights	32,384	52,258
Provision for repurchases	(1,795)	(4,713)
Interest income	11,203	10,393
Other	11	—
Net gains on sales of loans	$74,356	$84,477
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Interest income on reverse loans	$113,302	$110,594
Change in fair value of reverse loans	(70,690)	44,240
Net fair value gains on reverse loans	42,612	154,834

Interest expense on HMBS related obligations	(102,436)	(103,254)
Change in fair value of HMBS related obligations	74,526	(16,372)
Net fair value losses on HMBS related obligations	(27,910)	(119,626)
Net fair value gains on reverse loans and related HMBS obligations	$14,702	$35,208

5. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	March 31, 2017			December 31, 2016
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$2,429,149	$45,347	$714	$3,046,549	$53,394	$4,193
Forward sales commitments	3,190,680	475	13,557	3,978,000	29,471	7,609
MBS purchase commitments	357,500	1,351	—	623,500	5,072	2
Total derivative instruments		$47,173	$14,271		$87,937	$11,804
Cash margin		$6,832	$2,239		$—	$30,941
Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as associated cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $0.1 million and $5.5 million, and liability positions of $6.9 million and $9.0 million, at March 31, 2017 and December 31, 2016, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At March 31, 2017, the Company’s net derivative liability position with that counterparty of $0.4 million was comprised of a cash margin received of $1.5 million and a net derivative liability position of $1.3 million, partially offset by $2.4 million of over-collateralized positions associated with the master repurchase agreement.
During the first quarter of 2016, the Company entered into a master netting arrangement with another of the Company’s counterparties, which also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with the same counterparty. At March 31, 2017, the Company’s net derivative liability position with that counterparty was $1.6 million. Under the master netting arrangement, the Company is able to utilize certain over-collateralized positions and excess cash deposited with the counterparty associated with the master repurchase agreement to reduce potential cash margin posting requirements on derivative transactions. At March 31, 2017, there were $8.5 million of over-collateralized positions and $96.7 million in excess cash deposited with the counterparty related to the master repurchase agreement. The master netting agreement does not obligate the counterparty to transfer cash margin to the Company related to the master repurchase agreement over-collateralization and excess cash positions.
Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 4 for a summary of the gains and losses on freestanding derivative instruments.

6. Servicing of Residential Loans

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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	March 31, 2017		December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners
Capitalized servicing rights	1,002,683	$111,044,863	1,032,676	$112,936,287
Capitalized subservicing (1)	123,977	7,082,914	130,018	7,426,803
Subservicing (2)	784,338	110,025,797	804,461	113,392,035
Total third-party servicing portfolio	1,910,998	228,153,574	1,967,155	233,755,125
On-balance sheet residential loans and real estate owned	95,807	12,556,539	97,388	12,690,018
Total servicing portfolio	2,006,805	$240,710,113	2,064,543	$246,445,143
__________

(1)	Consists of subservicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(2)
Includes $64.6 billion in unpaid principal balance of subservicing at December 31, 2016 that relates to transactions with NRM that closed in the fourth quarter of 2016, whereby the Company sold servicing rights with respect to pools of mortgage loans with subservicing retained.

Net Servicing Revenue and Fees
The Company earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Servicing fees (1) (2)	$133,393	$177,754
Incentive and performance fees (1)	15,154	19,772
Ancillary and other fees (1) (3)	23,243	24,609
Servicing revenue and fees	171,790	222,135
Amortization of servicing rights (4)	(5,025)	(4,611)
Change in fair value of servicing rights	(53,516)	(326,580)
Change in fair value of servicing rights related liabilities (2) (5)	(62)	3,294
Net servicing revenue and fees	$113,187	$(105,762)
__________

(1)
Includes subservicing fees related to servicing assets held by WCO of $1.0 million and incentive and performance fees, and ancillary and other fees related to servicing assets held by WCO of $0.2 million for the three months ended March 31, 2016.

(2)	Includes a pass-through of $1.2 million relating to servicing rights sold to WCO for the three months ended March 31, 2016.

(3)	Includes late fees of $15.6 million and $15.8 million for the three months ended March 31, 2017 and 2016, respectively.

(4)
Includes amortization of a servicing liability of $0.8 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively, and an increase to a servicing liability of $1.8 million for the three months ended March 31, 2017.

(5)	Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $3.9 million for the three months ended March 31, 2016.

Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$74,621	$5,505	$99,302	$7,258
Amortization of servicing rights (1)	(3,632)	(399)	(5,387)	(460)
Balance at end of the period	$70,989	$5,106	$93,915	$6,798
__________

(1)	Includes impairment of servicing rights related to the mortgage loan class of $1.4 million for the three months ended March 31, 2017.
Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. The fair value of servicing rights for the mortgage loan class and the reverse loan class was $75.8 million and $6.8 million, respectively at March 31, 2017, and $79.9 million and $7.3 million, respectively, at December 31, 2016. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	March 31, 2017		December 31, 2016
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	4.5	2.6	5.1	2.6
Weighted-average discount rate	13.00%	15.00%	13.00%	15.00%
Conditional prepayment rate (2)	6.59%	N/A	6.51%	N/A
Conditional default rate (2)	2.36%	N/A	2.33%	N/A
Conditional repayment rate (3)	N/A	32.28%	N/A	32.28%
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

Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Balance at beginning of the period	$949,593	$1,682,016
Purchases	446	19,637
Servicing rights capitalized upon sales of loans	33,904	52,258
Sales	(94)	—
Change in fair value due to:
Changes in valuation inputs or other assumptions (1)	(17,530)	(258,460)
Other changes in fair value (2)	(35,986)	(68,120)
Total change in fair value	(53,516)	(326,580)
Balance at end of the period (3)	$930,333	$1,427,331
__________

(1)	Represents the change in fair value typically resulting from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)	Includes servicing rights that were sold to WCO and accounted for as a financing transaction of $13.8 million at March 31, 2016.
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
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	March 31, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	11.83%	$(41,094)	$(78,859)	11.56%	$(41,926)	$(80,512)
Weighted-average conditional prepayment rate	9.24%	(29,882)	(57,866)	9.09%	(30,513)	(59,083)
Weighted-average conditional default rate	0.90%	(28,170)	(57,602)	0.88%	(28,370)	(57,854)
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

	For the Three Months Ended March 31,
	2017	2016
Weighted-average life in years	6.6	6.1
Weighted-average discount rate	13.62%	13.19%
Weighted-average conditional prepayment rate	8.00%	9.68%
Weighted-average conditional default rate	0.38%	0.32%
7. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Loans subject to repurchase from Ginnie Mae (1)	$206,393	$184,289
Accounts payable and accrued liabilities	154,712	155,556
Curtailment liability	119,413	121,305
Originations liability	48,843	62,969
Employee-related liabilities	38,444	91,063
Accrued interest payable	22,291	9,414
Servicing rights and related advance purchases payable	16,588	18,187
Derivative instruments	14,271	11,804
Uncertain tax positions (2)	6,960	9,414
Payables to insurance carriers	4,938	5,452
Margin payable on derivative instruments	2,239	30,941
Other	64,649	58,617
Total payables and accrued liabilities	$699,741	$759,011
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

(2)
Included in the uncertain tax position at December 31, 2016 is $2.5 million related to the sale of insurance business as described in Note 1. In connection with the closing of the sale on February 1, 2017, the uncertain tax position related to the insurance business was reversed.

Costs Associated with Exit Activities
During 2015, the Company took distinct actions to improve efficiencies within the organization, which included re-branding its mortgage business by consolidating Ditech Mortgage Corp and Green Tree Servicing into one legal entity with one brand. Additionally, the Company took measures to restructure its mortgage loan servicing operations and improve the profitability of the reverse mortgage business by streamlining its geographic footprint and strengthening its retail originations channel. These actions resulted in costs relating to the closing of offices and the termination of certain employees, as well as other expenses to institute efficiencies. The Company completed these activities in the fourth quarter of 2015. Furthermore, the Company made the decision during the fourth quarter of 2015 to exit the consumer retail channel of the Originations segment. The actions to improve efficiencies, re-brand the mortgage business, restructure the servicing operations and exit from the consumer retail channel are collectively referred to as the 2015 Actions herein.

In addition, during 2016, the Company initiated actions in connection with its continued efforts to enhance efficiencies and streamline processes, which included various organizational changes to the scale and proficiency of the Company's leadership team and support functions to further align with the Company's business needs. Further, effective January 2017, the Company exited the reverse mortgage originations business, while maintaining its reverse mortgage servicing operations. These actions resulted in costs relating to the termination of certain employees and closing of offices. These actions are collectively referred to as the 2016 Actions herein.
The Company continues with the transformation of the business during 2017 in an effort to optimize the workforce, processes and functional locations of its businesses as it seeks to achieve sustainable growth. Accordingly, the Company has incurred and will continue to incur costs, including severance and related costs, office closures, and other costs in connection with its transformation efforts during 2017. The actions that have been and will be taken in connection with these efforts are collectively referred to as the 2017 Actions herein.
The costs resulting from the 2015 Actions, 2016 Actions and 2017 Actions are recorded in salaries and benefits and general and administrative expenses on the Company's consolidated statements of comprehensive income (loss).
The following table presents the current period activity in the accrued exit liability resulting from each of the 2015 Actions, 2016 Actions and 2017 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	For the Three Months Ended March 31, 2017
	2015 Actions	2016 Actions	2017 Actions	Total
Balance at January 1, 2017	$988	$11,878	$—	$12,866
Charges
Severance and related costs (1)	(57)	(344)	1,457	1,056
Office closures and other costs	10	5	800	815
Total charges	(47)	(339)	2,257	1,871
Cash payments or other settlements
Severance and related costs	(54)	(9,191)	(601)	(9,846)
Office closures and other costs	(163)	(177)	(5)	(345)
Total cash payments or other settlements	(217)	(9,368)	(606)	(10,191)
Balance at March 31, 2017	$724	$2,171	$1,651	$4,546

Cumulative charges incurred
Severance and related costs	7,181	19,424	1,457	28,062
Office closures and other costs	6,545	3,783	800	11,128
Total cumulative charges incurred	$13,726	$23,207	$2,257	$39,190

Total expected costs to be incurred (2)	$13,726	$23,207	$7,378	$44,311
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)
Total expected costs for the 2017 Actions are based on actions as set forth in the 2017 operating plan. These expected costs could change based on additional actions as determined by management throughout the year.

The following table presents the current period activity for each of the 2015 Actions, 2016 Actions, and 2017 Actions described above by reportable segment (in thousands):

	For the Three Months Ended March 31, 2017
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Balance at January 1, 2017
2015 Actions	$453	$260	$275	$—	$988
2016 Actions	4,323	1,023	2,222	4,310	11,878
2017 Actions	—	—	—	—	—
Total balance at January 1, 2017	4,776	1,283	2,497	4,310	12,866
Charges
2015 Actions (1)	(57)	7	3	—	(47)
2016 Actions (1)	(56)	(80)	(140)	(63)	(339)
2017 Actions	936	506	815	—	2,257
Total charges	823	433	678	(63)	1,871
Cash payments or other settlements
2015 Actions	(66)	(47)	(104)	—	(217)
2016 Actions	(3,046)	(872)	(1,796)	(3,654)	(9,368)
2017 Actions	(439)	(162)	(5)	—	(606)
Total cash payments or other settlements	(3,551)	(1,081)	(1,905)	(3,654)	(10,191)
Balance at March 31, 2017
2015 Actions	330	220	174	—	724
2016 Actions	1,221	71	286	593	2,171
2017 Actions	497	344	810	—	1,651
Total balance at March 31, 2017	$2,048	$635	$1,270	$593	$4,546

Total cumulative charges incurred
2015 Actions	$6,424	$4,597	$1,854	$851	$13,726
2016 Actions	11,546	1,056	5,086	5,519	23,207
2017 Actions	936	506	815	—	2,257
Total cumulative charges incurred	$18,906	$6,159	$7,755	$6,370	$39,190

Total expected costs to be incurred
2015 Actions	$6,424	$4,597	$1,854	$851	$13,726
2016 Actions	11,546	1,056	5,086	5,519	23,207
2017 Actions (2)	4,168	536	1,798	876	7,378
Total expected costs to be incurred	$22,138	$6,189	$8,738	$7,246	$44,311
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)
Total expected costs for the 2017 Actions are based on actions as set forth in the 2017 operating plan. These expected costs could change based on additional actions as determined by management throughout the year.

8. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.4 billion at March 31, 2017 and are secured by certain residential loans and real estate owned. At March 31, 2017, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 3.13%, and have various expiration dates through March 2018. At March 31, 2017, $1.0 billion of the outstanding borrowings were secured by $1.1 billion in originated and purchased residential loans and $124.5 million of outstanding borrowings were secured by $143.9 million in repurchased HECMs and real estate owned.
One of the warehouse facilities, utilized to finance the origination of reverse loans, and which has total and uncommitted capacity of $125.0 million matured on February 11, 2017. Borrowings under this facility were fully repaid by the maturity date.
In April 2017, in order to access uncommitted funds on one of the facilities utilized to repurchase HECMs and real estate owned, the Company entered into an amendment with the lender. This amendment, among other things, reduced our advance rates and shortened the maximum time loans can remain outstanding on the facility.
Borrowings utilized to fund the origination and purchase of residential loans are due upon the earlier of sale or securitization of the loan or within 60 to 90 days of borrowing. On average, the Company sells or securitizes these loans approximately 20 days from the date of borrowing. Borrowings utilized to repurchase HECMs and real estate owned are due upon the earlier of receipt of claim proceeds from HUD or receipt of proceeds from liquidation of the related real estate owned. In any event, borrowings associated with repurchased HECMs are due, depending on the status of the repurchased HECM and the agreement, within 120 to 364 days of borrowing, while certain borrowings relating to repurchased real estate owned are due, depending on the agreement, within 180 days or 364 days. In accordance with the terms of the agreements, the Company may be required to post cash collateral should the fair value of the pledged assets decrease below certain contractual thresholds or upon reaching certain aging limits. The Company is exposed to counterparty credit risk associated with the repurchase agreements in the event of non-performance by the counterparties. The amount at risk during the term of the repurchase agreement is equal to the difference between the amount borrowed by the Company and the fair value of the pledged assets. The Company mitigates this risk through counterparty monitoring procedures, including monitoring of the counterparties' credit ratings and review of their financial statements.
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
The three Ditech Financial master repurchase agreements that contain profitability covenants were amended to allow for a net loss under such covenants for the quarters ended December 31, 2016 and March 31, 2017. Without these amendments, Ditech Financial would not have been in compliance with these covenants for the quarter ended March 31, 2017. These amendments, amongst other things, also decrease the Company's advance rate under certain facilities, and require the Company to maintain additional cash in a deposit account for one of the facilities. This cash is included in restricted cash on the consolidated balance sheets.
As a result of Ditech Financial obtaining these amendments, the Company's subsidiaries were in compliance with all financial covenants relating to master repurchase agreements at March 31, 2017.
The Company's subsidiaries are dependent on the ability to secure warehouse facilities on acceptable terms and to renew, replace or resize existing facilities as they expire. If the Company fails to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, the Company may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. The Company intends to renew, replace, or expand its facilities and may seek waivers or amendments in the future, if necessary. The Company has plans in place to strengthen its operating results under its new leadership team, including transformation of its originations business as well as cost reduction efforts and efficiency initiatives; however, there can be no assurance that these or others actions will be successful.

9. Common Stock and Earnings (Loss) Per Share
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
The November 2016 amendment to the Rights Agreement was intended to help protect the Company's "built-in tax losses" and certain other tax benefits by acting as a deterrent to any person or group of persons acting in concert from becoming or obtaining the right to become the beneficial owner (including through constructive ownership of securities owned by others) of 4.99% or more of the shares of the Company's common stock, or any other interest that would be treated as "stock" for the purposes of Section 382, then outstanding, without the approval of its Board of Directors, subject to certain exceptions.
Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Basic earnings (loss) per share
Net income (loss) available to common stockholders (numerator)	$1,888	$(172,702)
Weighted-average common shares outstanding (denominator)	36,412	35,579
Basic earnings (loss) per common and common equivalent share	$0.05	$(4.85)

Diluted earnings (loss) per share
Net income (loss) available to common stockholders (numerator)	$1,888	$(172,702)
Diluted weighted-average common shares outstanding (denominator)	36,812	35,579
Diluted earnings (loss) per common and common equivalent share	$0.05	$(4.85)

The following table summarizes antidilutive securities excluded from the computation of dilutive earnings (loss) per share (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Outstanding share-based compensation awards
Stock options (1)	3,412	2,876
Performance shares (2)	183	—
Restricted stock units	63	631
Assumed conversion of Convertible Notes	4,932	4,932
__________

(1)	Includes out-of-the-money stock options totaling 2.9 million at March 31, 2016.

(2)	Performance shares represent the number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
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
10. Segment Reporting
Management has organized the Company into three reportable segments based primarily on its services as follows:

•
Servicing — performs servicing for the Company's mortgage loan portfolio and on behalf of third-party credit owners of mortgage loans for a fee and also performs subservicing for third-party owners of MSR. The Servicing segment also operates complementary businesses including a collections agency that performs collections of post charge-off deficiency balances for third parties and the Company. Commencing February 1, 2017, another insurance agency owned by the Company began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance (refer to Note 1 for additional information). In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.

•	Originations —originates and purchases mortgage loans that are intended for sales to third parties.

•
Reverse Mortgage — primarily focuses on the servicing of reverse loans for the Company's own reverse mortgage portfolio and subservicing on behalf of third-party credit owners of reverse loans. The Reverse Mortgage segment also provides complementary services for the reverse mortgage market, such as real estate owned property management and disposition, for a fee. Effective January 2017, the Company exited the reverse mortgage originations business, although the Company intends to fulfill remaining reverse loans in its originations pipeline consistent with its underwriting practices and fund undrawn amounts available to borrowers.

The following tables present select financial information for the reportable segments (in thousands). The Company has presented the revenue and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses that have not been allocated to the business segments, in Other. Intersegment revenues and expenses have been eliminated.

	For the Three Months Ended March 31, 2017
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$147,780	$80,808	$22,493	$510	$(6,306)	$245,285
Income (loss) before income taxes	33,167	10,835	(5,299)	(34,317)	—	4,386

	For the Three Months Ended March 31, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$(63,255)	$100,277	$44,095	$30	$(14,376)	$66,771
Income (loss) before income taxes	(256,321)	16,401	5,027	(43,998)	—	(278,891)
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Other non-reportable segment of $2.9 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. Included in these amounts are late fees that were waived as an incentive for borrowers refinancing their loans of $1.0 million in each of the three months ended March 31, 2017 and 2016, which reduced net gains on sale of loans recognized by the Originations segment.

(2)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $4.4 million and $11.5 million for the three months ended March 31, 2017 and 2016, respectively.

(3)
The Originations segment recorded intercompany revenues for fees earned supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights of less than $0.1 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

11. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in eleven securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, issued to the eleven trusts by a third party as credit enhancements to these trusts. The total amount available on these LOCs for these trusts was $252.2 million at March 31, 2017. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitizations, the Company does not expect that the final $165.0 million will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future.
Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company is required to call these securitizations when the principal amount of each loan pool falls to 10% or below of the original principal amount and expects to begin to make such calls beginning in 2017 and continuing through 2019. The total outstanding balance of the residential loans expected to be called at the respective call dates is $418.2 million at March 31, 2017. The Company estimates call obligations of $101.4 million, $253.8 million and $63.0 million during the years ending December 31, 2017, 2018 and 2019, respectively. Remaining call obligations in 2017 are estimated to be $9.9 million, $18.8 million and $72.7 million in the second, third and fourth quarters, respectively. The Company expects to use available cash to settle the $9.9 million call obligation during the second quarter of 2017 and is reviewing a number of potential alternatives to resolve its obligation with respect to the remaining mandatory clean-up calls. At this time, the Company cannot provide any assurances as to whether any of these potential alternatives may be implemented.

Unfunded Commitments
Reverse Mortgage Loans
At March 31, 2017, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.2 billion and similar commitments on fixed-rate reverse loans of $0.4 million primarily in the form of undrawn lines-of-credit. The borrowing capacity includes $1.0 billion in capacity that was available to be drawn by borrowers at March 31, 2017 and $200.8 million in capacity that will become eligible to be drawn by borrowers through the twelve months ending April 1, 2018, assuming the loans remain performing. In addition, the Company has other commitments of $28.4 million to fund taxes and insurance on borrowers’ properties to the extent of amounts that were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the loan remains performing. The Company also had short-term commitments to lend $1.4 million and commitments to purchase and sell loans totaling $2.3 million and $12.0 million, respectively, at March 31, 2017.
Mortgage Loans
The Company has short-term commitments to lend $2.4 billion and commitments to purchase loans totaling $54.4 million at March 31, 2017. In addition, the Company had commitments to sell $3.2 billion and purchase $0.4 billion in mortgage-backed securities at March 31, 2017.
HMBS Issuer Obligations
As an HMBS issuer, the Company assumes certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within a short timeframe of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. The Company currently relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these loans. Given continued growth in the number and amount of our reverse loan repurchases, the Company may seek additional, or expansion of existing, master repurchase or similar agreements and/or may seek to access the securitization market to provide financing capacity for future required loan repurchases. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. During the three months ended March 31, 2017 and 2016, the Company repurchased $241.3 million and $127.0 million, respectively, in reverse loans and real estate owned from securitization pools. At March 31, 2017, the Company had $531.4 million in repurchased reverse loans and real estate owned. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods and are expected to continue to increase due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount.
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
The Company's representations and warranties are generally not subject to stated limits of exposure, with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At March 31, 2017, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $65.1 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through March 31, 2017 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.

The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company’s estimate of the liability associated with representations and warranties exposure was $21.6 million at March 31, 2017 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheets.
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
Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $100.9 million at March 31, 2017 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. During the three months ended March 31, 2017, the Company determined that certain previously estimated losses are no longer expected to occur and has updated its analysis for its curtailment obligation liability, resulting in a release of reserves to earnings related to the curtailment liability of $0.4 million. The Company has potential estimated maximum financial statement exposure for an additional $148.3 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).
Mortgage Loans
The Company had a curtailment obligation liability of $18.5 million at March 31, 2017 related to mortgage loan servicing that it primarily assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
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

At March 31, 2017, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $41 million. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $14 million at March 31, 2017. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
The following is a description of certain litigation and regulatory matters:
The Company has received various subpoenas for testimony and documents, motions for examinations pursuant to Federal Rule of Bankruptcy Procedure 2004, and other information requests from certain Offices of the U.S. Trustees, acting through trial counsel in various federal judicial districts, seeking information regarding an array of the Company's policies, procedures and practices in servicing loans to borrowers who are in bankruptcy and the Company's compliance with bankruptcy laws and rules. The Company has provided information in response to these subpoenas and requests and has met with representatives of certain Offices of the U.S. Trustees to discuss various issues that have arisen in the course of these inquiries, including the Company's compliance with bankruptcy laws and rules. The Company cannot predict the outcome of the aforementioned proceedings and investigations, which could result in requests for damages, fines, sanctions, or other remediation. The Company could face further legal proceedings in connection with these matters. The Company may seek to enter into one or more agreements to resolve these matters. Any such agreement may require the Company to pay fines or other amounts for alleged breaches of law and to change or otherwise remediate the Company's business practices. Legal proceedings relating to these matters and the terms of any settlement agreement could have a material adverse effect on the Company's reputation, business, prospects, results of operations, liquidity and financial condition.
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
Walter Energy Tax Matters. According to Walter Energy’s Form 10-Q, or the Walter Energy Form 10-Q, for the quarter ended September 30, 2015 (filed with the SEC on November 5, 2015) and certain other public filings made by Walter Energy in its bankruptcy proceedings currently pending in Alabama, described below, as of the date of such filing, certain tax matters with respect to certain tax years prior to and including the year of the Company's spin-off from Walter Energy remained unresolved, including certain tax matters relating to: (i) a "proof of claim" for a substantial amount of taxes, interest and penalties with respect to Walter Energy’s fiscal years ended August 31, 1983 through May 31, 1994, which was filed by the IRS in connection with Walter Energy’s bankruptcy filing on December 27, 1989 in the U.S. Bankruptcy Court for the Middle District of Florida, Tampa Division; (ii) an IRS audit of Walter Energy’s federal income tax returns for the years ended May 31, 2000 through December 31, 2008; and (iii) an IRS audit of Walter Energy’s federal income tax returns for the 2009 through 2013 tax years.

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

Condensed Consolidating Balance Sheet
March 31, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$1,057	$234,117	$2,000	$—	$237,174
Restricted cash and cash equivalents	1,502	129,462	43,360	—	174,324
Residential loans at amortized cost, net	12,510	212,498	453,474	—	678,482
Residential loans at fair value	—	11,800,743	440,219	—	12,240,962
Receivables, net	86,597	123,841	13,844	—	224,282
Servicer and protective advances, net	—	417,330	566,314	21,513	1,005,157
Servicing rights, net	—	1,006,428	—	—	1,006,428
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	10,445	—	—	10,445
Premises and equipment, net	1,115	72,884	—	—	73,999
Deferred tax assets, net	16,718	278,153	828	3,930	299,629
Other assets	18,104	169,241	14,001	—	201,346
Due from affiliates, net	497,175	—	—	(497,175)	—
Investments in consolidated subsidiaries and VIEs	1,818,177	68,038	—	(1,886,215)	—
Total assets	$2,452,955	$14,570,927	$1,534,040	$(2,357,947)	$16,199,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$57,657	$644,503	$4,424	$(6,843)	$699,741
Servicer payables	—	138,059	—	—	138,059
Servicing advance liabilities	—	119,678	542,528	—	662,206
Warehouse borrowings	—	1,094,677	—	—	1,094,677
Servicing rights related liabilities at fair value	—	3,537	—	—	3,537
Corporate debt	2,112,328	—	—	—	2,112,328
Mortgage-backed debt	—	—	916,952	—	916,952
HMBS related obligations at fair value	—	10,289,505	—	—	10,289,505
Obligation to fund Non-Guarantor VIEs	—	41,619	—	(41,619)	—
Due to affiliates, net	—	496,625	550	(497,175)	—
Total liabilities	2,169,985	12,828,203	1,464,454	(545,637)	15,917,005

Stockholders' equity:
Total stockholders' equity	282,970	1,742,724	69,586	(1,812,310)	282,970
Total liabilities and stockholders' equity	$2,452,955	$14,570,927	$1,534,040	$(2,357,947)	$16,199,975

Condensed Consolidating Balance Sheet
December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$773	$221,825	$2,000	$—	$224,598
Restricted cash and cash equivalents	1,502	158,204	44,757	—	204,463
Residential loans at amortized cost, net	12,891	189,441	462,877	—	665,209
Residential loans at fair value	—	11,924,043	492,499	—	12,416,542
Receivables, net	97,424	154,852	15,686	—	267,962
Servicer and protective advances, net	—	481,099	688,961	25,320	1,195,380
Servicing rights, net	—	1,029,719	—	—	1,029,719
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	11,347	—	—	11,347
Premises and equipment, net	1,181	81,447	—	—	82,628
Deferred tax assets, net	27,310	270,079	212	2,325	299,926
Assets held for sale	—	65,045	6,040	—	71,085
Other assets	30,789	191,671	19,830	—	242,290
Due from affiliates, net	392,998	—	—	(392,998)	—
Investments in consolidated subsidiaries and VIEs	1,897,729	136,387	—	(2,034,116)	—
Total assets	$2,462,597	$14,962,906	$1,732,862	$(2,399,469)	$16,758,896

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$53,337	$708,070	$5,474	$(7,870)	$759,011
Servicer payables	—	146,332	—	—	146,332
Servicing advance liabilities	—	132,664	650,565	—	783,229
Warehouse borrowings	—	1,203,355	—	—	1,203,355
Servicing rights related liabilities at fair value	—	1,902	—	—	1,902
Corporate debt	2,129,000	—	—	—	2,129,000
Mortgage-backed debt	—	—	943,956	—	943,956
HMBS related obligations at fair value	—	10,509,449	—	—	10,509,449
Liabilities held for sale	—	1,179	1,223	—	2,402
Obligation to fund Non-Guarantor VIEs	—	46,417	—	(46,417)	—
Due to affiliates, net	—	392,812	185	(392,997)	—
Total liabilities	2,182,337	13,142,180	1,601,403	(447,284)	16,478,636

Stockholders' equity:
Total stockholders' equity	280,260	1,820,726	131,459	(1,952,185)	280,260
Total liabilities and stockholders' equity	$2,462,597	$14,962,906	$1,732,862	$(2,399,469)	$16,758,896

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$115,265	$—	$(2,078)	$113,187
Net gains on sales of loans	—	74,356	—	—	74,356
Net fair value gains on reverse loans and related HMBS obligations	—	14,660	42	—	14,702
Interest income on loans	239	280	10,461	—	10,980
Insurance revenue	—	4,688	309	(57)	4,940
Other revenues	144	26,963	17,029	(17,016)	27,120
Total revenues	383	236,212	27,841	(19,151)	245,285

EXPENSES
General and administrative	15,706	127,594	2,628	(14,301)	131,627
Salaries and benefits	11,502	96,455	—	—	107,957
Interest expense	35,086	13,078	12,261	(15)	60,410
Depreciation and amortization	180	10,699	53	—	10,932
Corporate allocations	(24,111)	24,111	—	—	—
Other expenses, net	141	1,139	1,503	—	2,783
Total expenses	38,504	273,076	16,445	(14,316)	313,709

OTHER GAINS (LOSSES)
Gain on sale of business	—	67,727	—	—	67,727
Other net fair value gains (losses)	—	(1,347)	6,430	—	5,083
Total other gains	—	66,380	6,430	—	72,810

Income (loss) before income taxes	(38,121)	29,516	17,826	(4,835)	4,386
Income tax expense (benefit)	(12,488)	14,927	1,919	(1,860)	2,498
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(25,633)	14,589	15,907	(2,975)	1,888
Equity in earnings of consolidated subsidiaries and VIEs	27,521	13,873	—	(41,394)	—
Net income	$1,888	$28,462	$15,907	$(44,369)	$1,888

Comprehensive income	$1,871	$28,462	$15,907	$(44,369)	$1,871

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$(103,475)	$—	$(2,287)	$(105,762)
Net gains on sales of loans	—	84,477	—	—	84,477
Net fair value gains on reverse loans and related HMBS obligations	—	35,208	—	—	35,208
Interest income on loans	317	104	11,750	—	12,171
Insurance revenue	—	9,495	1,068	(196)	10,367
Other revenues, net	(406)	31,514	15,616	(16,414)	30,310
Total revenues	(89)	57,323	28,434	(18,897)	66,771

EXPENSES
General and administrative	11,241	133,817	3,135	(18,587)	129,606
Salaries and benefits	12,510	120,129	—	—	132,639
Interest expense	35,896	11,573	17,616	(837)	64,248
Depreciation and amortization	189	14,055	179	—	14,423
Corporate allocations	(21,868)	21,868	—	—	—
Other expenses, net	271	1,239	996	—	2,506
Total expenses	38,239	302,681	21,926	(19,424)	343,422

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	216	(2,360)	—	(2,144)
Gain on extinguishment	928	—	—	—	928
Other	—	(1,024)	—	—	(1,024)
Total other gains (losses)	928	(808)	(2,360)	—	(2,240)

Income (loss) before income taxes	(37,400)	(246,166)	4,148	527	(278,891)
Income tax expense (benefit)	2,534	(109,872)	948	201	(106,189)
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(39,934)	(136,294)	3,200	326	(172,702)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(132,768)	373	—	132,395	—
Net income (loss)	$(172,702)	$(135,921)	$3,200	$132,721	$(172,702)

Comprehensive income (loss)	$(172,677)	$(135,921)	$3,200	$132,721	$(172,677)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by operating activities	$1,254	$9,175	$136,303	$—	$146,732

Investing activities
Purchases and originations of reverse loans held for investment	—	(130,269)	—	—	(130,269)
Principal payments received on reverse loans held for investment	—	277,262	—	—	277,262
Principal payments received on mortgage loans held for investment	326	—	23,655	—	23,981
Payments received on charged-off loans held for investment	—	5,025	—	—	5,025
Payments received on receivables related to Non-Residual Trusts	—	—	3,754	—	3,754
Proceeds from sales of real estate owned, net	2	33,227	1,115	—	34,344
Purchases of premises and equipment	(114)	(355)	—	—	(469)
Increase in restricted cash and cash equivalents	—	(1,099)	(788)	—	(1,887)
Payments for acquisitions of businesses, net of cash acquired	—	(804)	—	—	(804)
Acquisitions of servicing rights, net	—	(109)	—	—	(109)
Proceeds from sales of servicing rights, net	—	29,673	—	—	29,673
Proceeds from sale of business	—	131,067	—	—	131,067
Capital contributions to subsidiaries and VIEs	(20,503)	(2,122)	—	22,625	—
Returns of capital from subsidiaries and VIEs	142,993	30,252	—	(173,245)	—
Change in due from affiliates	(32,639)	80,802	(4,366)	(43,797)	—
Other	11,501	(1,977)	—	—	9,524
Cash flows provided by investing activities	101,566	450,573	23,370	(194,417)	381,092

Financing activities
Payments on corporate debt	(21,285)	—	—	—	(21,285)
Proceeds from securitizations of reverse loans	—	154,316	—	—	154,316
Payments on HMBS related obligations	—	(400,693)	—	—	(400,693)
Issuances of servicing advance liabilities	—	43,657	284,684	—	328,341
Payments on servicing advance liabilities	—	(56,644)	(392,992)	—	(449,636)
Net change in warehouse borrowings related to mortgage loans	—	(116,795)	—	—	(116,795)
Net change in warehouse borrowings related to reverse loans	—	8,117	—	—	8,117
Payments on servicing rights related liabilities	—	(1,415)	—	—	(1,415)
Payments on mortgage-backed debt	—	—	(28,619)	—	(28,619)
Other debt issuance costs paid	—	(890)	(74)	—	(964)
Capital contributions	—	22,243	382	(22,625)	—
Capital distributions	—	(144,341)	(28,904)	173,245	—
Change in due to affiliates	(81,225)	32,660	4,768	43,797	—
Other	(26)	12,329	1,082	—	13,385
Cash flows used in financing activities	(102,536)	(447,456)	(159,673)	194,417	(515,248)

Net increase in cash and cash equivalents	284	12,292	—	—	12,576
Cash and cash equivalents at the beginning of the period	773	221,825	2,000	—	224,598
Cash and cash equivalents at the end of the period	$1,057	$234,117	$2,000	$—	$237,174

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(38,544)	$215,307	$25,972	$—	$202,735

Investing activities
Purchases and originations of reverse loans held for investment	—	(181,167)	—	—	(181,167)
Principal payments received on reverse loans held for investment	—	197,883	—	—	197,883
Principal payments received on mortgage loans held for investment	266	—	22,059	—	22,325
Payments received on charged-off loans held for investment	—	7,000	—	—	7,000
Payments received on receivables related to Non-Residual Trusts	—	—	1,957	—	1,957
Proceeds from sales of real estate owned, net	(38)	20,510	937	—	21,409
Purchases of premises and equipment	(411)	(11,242)	—	—	(11,653)
Decrease (increase) in restricted cash and cash equivalents	9,011	207	(170)	—	9,048
Payments for acquisitions of businesses, net of cash acquired	—	(1,947)	—	—	(1,947)
Acquisitions of servicing rights, net	—	(6,571)	—	—	(6,571)
Capital contributions to subsidiaries and VIEs	—	(651)	—	651	—
Returns of capital from subsidiaries and VIEs	2,114	670	—	(2,784)	—
Change in due from affiliates	33,543	(1,176)	(3,196)	(29,171)	—
Other	82	(419)	—	—	(337)
Cash flows provided by investing activities	44,567	23,097	21,587	(31,304)	57,947

Financing activities
Payments on corporate debt	—	(210)	—	—	(210)
Extinguishments and settlement of debt	(6,327)	—	—	—	(6,327)
Proceeds from securitizations of reverse loans	—	202,947	—	—	202,947
Payments on HMBS related obligations	—	(271,013)	—	—	(271,013)
Issuances of servicing advance liabilities	—	68,035	373,889	—	441,924
Payments on servicing advance liabilities	—	(76,024)	(393,811)	—	(469,835)
Net change in warehouse borrowings related to mortgage loans	—	(214,510)	—	—	(214,510)
Net change in warehouse borrowings related to reverse loans	—	75,910	—	—	75,910
Proceeds from sales of servicing rights	—	2,968	—	—	2,968
Payments on servicing rights related liabilities	—	(4,250)	—	—	(4,250)
Payments on mortgage-backed debt	—	—	(25,203)	—	(25,203)
Other debt issuance costs paid	—	(1,000)	(31)	—	(1,031)
Capital contributions	—	—	651	(651)	—
Capital distributions	—	(69)	(2,715)	2,784	—
Change in due to affiliates	641	(29,643)	(169)	29,171	—
Other	(165)	(127)	(170)	—	(462)
Cash flows used in financing activities	(5,851)	(246,986)	(47,559)	31,304	(269,092)

Net increase (decrease) in cash and cash equivalents	172	(8,582)	—	—	(8,410)
Cash and cash equivalents at the beginning of the period	4,016	196,812	2,000	—	202,828
Cash and cash equivalents at the end of the period	$4,188	$188,230	$2,000	$—	$194,418

13. Related-Party Transactions
WCO was established to invest in mortgage-related assets. In November 2016, WCO entered into a series of agreements whereby it agreed to sell substantially all of its assets, including the sale of substantially all of its MSR portfolio to NRM. In connection with the December 2016 closing of the transactions relating thereto, WCO commenced liquidation activities and the Company does not expect to sell further assets to WCO.
The Company's investment in WCO was $8.0 million and $19.4 million at March 31, 2017 and December 31, 2016, respectively. The Company recorded income (losses) relating to its investment in WCO of $0.1 million and $(0.5) million for the three months ended March 31, 2017 and 2016, respectively. Additionally, the Company received dividends of $11.5 million and $1.0 million from WCO during the three months ended March 31, 2017 and 2016, respectively.
The Company’s subsidiary, GTIM, earned fees for providing investment advisory and management services to WCO and administering its business activities and day-to-day operations of $0.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, which are recorded in other revenues on the consolidated statements of comprehensive income (loss). The Company had $1.5 million and $0.9 million included in receivables, net on the consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively, relating to fees earned for the aforementioned investment advisory and management services provided to WCO, as well as pass-throughs to WCO related to general and administrative and payroll-related expenses.
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
The following table presents the carrying amounts of the Company’s assets and liabilities that relate to WCO, as well as the size of the unconsolidated VIE (in thousands):

	Carrying Value of Assets and Liabilities Recorded on the Consolidated Balance Sheets
	Servicer and Protective Advances, Net	Receivables, Net	Other Assets (1)	Payables and Accrued Liabilities	Net Assets	Size of VIE (2)
March 31, 2017	$5,114	$1,570	$7,998	$—	$14,682	$24,441
December 31, 2016	6,980	1,392	19,403	(1,353)	26,422	194,556
__________

(1)	Other assets at March 31, 2017 and December 31, 2016 are primarily comprised of the Company's investment in WCO.

(2)	The size of the VIE is deemed to be WCO's net assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms "Walter Investment", the "Company", "we", "us", and "our" as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 14, 2017 and with the information under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in that Annual Report on Form 10-K. Historical results and trends discussed herein and therein may not be indicative of future operations, particularly in light of regulatory developments. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, reflect management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors. We use certain acronyms and terms throughout this Quarterly Report on Form 10-Q that are defined in the Glossary of Terms of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our website can be found at www.walterinvestment.com. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on "Investor Relations" and then click on "SEC Filings." We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Ethics, our Corporate Governance Guidelines, and charters for our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, Finance Committee and Compliance Committee. In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and including matters discussed elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as "believes," "anticipates," "expects," "intends," "plans," "projects," "estimates," "assumes," "may," "should," "will," "seeks," "targets," or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance, nor should any conclusions be drawn or assumptions be made as to any potential outcome of any strategic review we conduct. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, and in our other filings with the SEC.
In particular (but not by way of limitation), the following important factors, risks and uncertainties could affect our future results, performance and achievements and could cause actual results, performance and achievements to differ materially from those expressed in the forward-looking statements:

•
our ability to operate our business in compliance with existing and future laws, rules, regulations and contractual commitments affecting our business, including those relating to the origination and servicing of residential loans, default servicing and foreclosure practices, the management of third-party assets and the insurance industry, and changes to, and/or more stringent enforcement of, such laws, rules, regulations and contracts;

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

•
our dependence on U.S. GSEs and agencies (especially Fannie Mae, Freddie Mac and Ginnie Mae) and their residential loan programs and our ability to maintain relationships with, and remain qualified to participate in programs sponsored by, such entities, our ability to satisfy various existing or future GSE, agency and other capital, net worth, liquidity and other financial requirements applicable to our business, and our ability to remain qualified as a GSE and agency approved seller, servicer or component servicer, including the ability to continue to comply with the GSEs’ and agencies' respective residential loan selling and servicing guides;

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

•	our ability to renew advance financing facilities or warehouse facilities on favorable terms, or at all, and maintain adequate borrowing capacity under such facilities;

•	our ability to maintain or grow our residential loan servicing or subservicing business and our mortgage loan originations business;

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

•	the success of our business strategy in returning us to sustained profitability;

•	changes in prepayment rates and delinquency rates on the loans we service or subservice;

•	the ability of Fannie Mae, Freddie Mac and Ginnie Mae, as well as our other clients and credit owners, to transfer or otherwise terminate our servicing or subservicing rights, with or without cause;

•	a downgrade of, or other adverse change relating to, our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive payments and ancillary fees on our servicing portfolio;

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
We recently changed our principal executive offices from Tampa, Florida to Fort Washington, Pennsylvania, which change was due to, among other things, the Chief Executive Officer and President and certain other senior executive officers of the Parent Company being based in Fort Washington.
At March 31, 2017, we serviced 2.0 million residential loans with a total unpaid principal balance of $240.7 billion. We originated $5.0 billion in mortgage loan volume during the first quarter of 2017.

Part of our strategy is to move towards a fee-for-service model in our servicing business by increasing the proportion of subservicing activity in our business mix. For example, in 2016, we entered into several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR, and in 2017, we began selling MSR to NRM on a flow basis, with subservicing retained. Largely as a result of these transactions, and based on unpaid principal loan balance, the portion of our servicing portfolio represented by subservicing rose from 21% (or $56.8 billion in unpaid principal loan balance) at December 31, 2015 to 49% (or $117.1 billion in unpaid principal loan balance) at March 31, 2017. Our subservicing fees vary considerably from contract to contract, and in general subservicing fees are lower than the servicing fee associated with owning the MSR and servicing the related loans. Therefore, our servicing revenues have been and are expected to continue to be negatively affected by the sale of our MSR, even in situations where we are engaged to subservice the loans relating to such MSR following their sale. However, as the portion of our servicing portfolio represented by subservicing increases, we generally expect to benefit from lower advance funding costs and from the elimination of amortization charges associated with the MSR we have sold.
During the three months ended March 31, 2017, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio with $0.8 billion relating to subservicing contracts and $2.6 billion relating to servicing rights capitalized upon sales of mortgage loans, which was more than offset by $9.0 billion of payoffs and sales, net of recapture activities. In addition, we added to the unpaid principal balance to our third-party reverse loan servicing portfolio with $450.1 million in new business and tails, which was more than offset by $518.5 million in payoffs, sales and curtailments.
Our mortgage loan originations business diversifies our revenue base and helps us replenish our servicing portfolio. During the three months ended March 31, 2017, we originated $1.8 billion of mortgage loans, the majority of which resulted from retention activities associated with our existing servicing portfolio. In addition, we purchased $3.2 billion of mortgage loans through our correspondent channel during the first quarter of 2017. Substantially all of these purchased and originated mortgage loans were added to our servicing portfolio upon loan sale. In addition, we originated and purchased $131.7 million in reverse mortgage volume and issued $140.8 million in HMBS during the three months ended March 31, 2017, although, as discussed below, we recently exited the reverse mortgage originations business.
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
At March 31, 2017, we were the subservicer for 0.9 million accounts with an unpaid principal loan balance of $117.1 billion. These subserviced accounts represented approximately 49% of our total servicing portfolio based on unpaid principal loan balance at that date. Our largest subservicing customer, NRM, represented approximately 61% of our total subservicing portfolio based on unpaid principal loan balance on March 31, 2017. Our next largest subservicing customer represented approximately 22% of our total subservicing portfolio based on unpaid principal loan balance on March 31, 2017.

The subservicing contracts pursuant to which we are retained to subservice mortgage loans generally provide that our customer, the owner of the MSR that we subservice, can terminate us as subservicer with or without cause, and each such contract has unique terms establishing the fees we will be paid for our work under the contract or upon the termination of the contract, if any, and the standards of performance we are required to meet in servicing the relevant mortgage loans, such that the profitability of our subservicing activity may vary among different contracts. We believe that our subservicing customers consider various factors from time to time in determining whether to retain or change subservicers, including the financial strength and servicer ratings of the subservicer, the subservicer's record of compliance with regulatory and contractual obligations (including any enhanced, "high touch" processes required by the contract) and the success of the subservicer in limiting the delinquency rate of the relevant portfolio. The termination of one or more of our subservicing contracts could have a material adverse effect on us, including on our business, financial condition, liquidity and results of operations. Refer to Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of certain additional risks and uncertainties relating to our subservicing contracts.

In April 2017, during discussions with a subservicing counterparty regarding our business relationship and our review of our core and legacy portfolios, this counterparty indicated it was exploring alternatives for certain portfolios we subservice for such counterparty that we have preliminarily determined are legacy because such portfolios, for example, relate to non-GSE and non-Ginnie Mae mortgage loans. We are discussing alternatives for legacy portfolios we subservice for such counterparty. As of March 31, 2017, the mortgage loans we subservice for this counterparty accounted for 7% of our mortgage loan subservicing portfolio and 3% of our overall residential loan servicing portfolio (in each case based on unpaid principal loan balance as of such date).
Originations - Our Originations segment originates and purchases mortgage loans that are intended for sale to third parties. During the three months ended March 31, 2017, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 42% Fannie Mae conventional conforming loans, (ii) 42% Ginnie Mae loans and (iii) 16% Freddie Mac conventional conforming loans.
Reverse Mortgage - Our Reverse Mortgage segment primarily focuses on the servicing of reverse loans. Effective January 2017, we exited the reverse mortgage originations business, although we intend to fulfill reverse loans remaining in our originations pipeline consistent with our underwriting practices and fund undrawn amounts available to borrowers. Reverse loan originations were historically conducted through our consumer direct, consumer retail, wholesale and correspondent lending originations channels.
Other - As of March 31, 2017, our Other non-reportable segment holds the assets and liabilities of the Non-Residual Trusts and corporate debt. This segment also includes our asset management business, which we are in the process of winding down.
Overview
Our Servicing segment revenue is primarily impacted by the size and mix of our capitalized servicing and subservicing portfolios and is generated through servicing of mortgage loans for clients and/or credit owners. Net servicing revenue and fees include the change in fair value of servicing rights carried at fair value and the amortization of all other servicing rights. Our servicing fee income generation is influenced by the volume and timing of entrance into subservicing contracts and purchases and sales of servicing rights. The fair value of our servicing rights is largely dependent on the size of the related portfolio, discount rates, and prepayment and default speeds. Our Originations segment revenue, which is primarily comprised of net gains on sales of loans, is impacted by interest rates and the volume of loans locked as well as the margins earned in our various originations channels. Net gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by subservicing contracts, the fair value of reverse loans and HMBS, draws on existing reverse loans, and historically, the volume of new reverse loan originations.
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, the provision for advances, curtailment, interest expense and other operating expenses. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.

Our profitability for the Reverse segment has been and will continue to be negatively impacted by the level of defaults we are experiencing with HECM loans originated before 2014, before the product was changed to introduce financial assessment requirements and to limit initial draws. When a HECM loan is in default, we earn interest at the debenture rate, which is generally lower than the note rate we must pay. Additionally, if we miss HUD prescribed milestones in the foreclosure and claims filing process, HUD curtails the debenture interest being earned on loans in default. During late 2015 and early 2016 we experienced an increase in the number of reverse loans in default, in part because of new HUD regulations that required servicers to foreclose more quickly on delinquent reverse loans. This increase in default levels was partially mitigated during the latter part of 2016 when HUD allowed for a de minimis amount to be delinquent for non-payment of taxes and insurance, which change cured defaults on certain loans in our portfolio. For loans in default, servicing costs generally increase as a result of foreclosure related activities such as legal costs, property preservation expense and other costs, which may include bankruptcy related activities. Further, after a foreclosure sale occurs and we obtain title to the property, we are responsible for the sale of the REO property. If we are unable to sell the property underlying a defaulted reverse loan for an acceptable price within the timeframe established by HUD, we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and debenture interest, less the appraised value of the underlying property. Thereafter all the risks and costs associated with maintaining and liquidating the property remains with us. We may incur additional losses on REO properties as they progress through the claims and liquidation processes. The significance of future losses associated with appraisal-based claims is dependent upon the volume of defaulted loans, condition of foreclosed properties and the general real estate market.
Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our master repurchase agreements, mortgage loan servicing advance facilities, the 2013 Revolver, issuance of GMBS, and issuance of HMBS to fund our tail commitments. We may generate additional liquidity through sales of MSR, any portion thereof, or other assets. Refer to the Liquidity and Capital Resources section below for additional information.
Financial Highlights
Total revenues for the three months ended March 31, 2017 were $245.3 million, which represented an increase of $178.5 million as compared to the same period of 2016. The increase in revenue reflects a $218.9 million increase in net servicing revenue and fees, offset in part by a $20.5 million decrease in net fair value gains on reverse loans and related HMBS obligations. The increase in net servicing revenue and fees was driven by $273.1 million in lower fair value losses on servicing rights as discussed further in the Servicing segment section under our Business Segment Results section below, offset in part by $44.4 million in lower servicing fees due to the planned shift of our third-party servicing portfolio from servicing to subservicing and runoff of the portfolio. The decrease in net fair value gains on reverse loans and related HMBS obligations was due to higher LIBOR rates, which resulted in net non-cash fair value losses in the first quarter of 2017 as compared to net non-cash fair value gains in the first quarter of 2016.
Total expenses for the three months ended March 31, 2017 were $313.7 million, which represented a decrease of $29.7 million as compared to the same period of 2016, primarily driven by $24.7 million in lower salaries and benefits as a result of a lower average headcount driven by site closures and various organizational changes to the scale and proficiency of the leadership team and support functions to further align with business needs as well as our decision to exit the reverse mortgage originations business.
Our cash flows provided by operating activities were $146.7 million for the three months ended March 31, 2017. We ended the three months ended March 31, 2017 with $237.2 million in cash and cash equivalents. Cash flows provided by operating activities decreased by $56.0 million during the three months ended March 31, 2017 as compared to the same period of 2016. The decrease in cash provided by operating activities was primarily a result of lower cash proceeds received from sales of and payments on residential loans held for sale and lower cash provided by net income (loss) adjusted for non-cash items, partially offset by an increase in cash related to a higher decrease in servicer and protective advances resulting largely from lower seasonal disbursement volume and continued borrower payments.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.
Strategy
Beginning in the fourth quarter of 2016, after the appointment of Anthony Renzi as the Company’s Chief Executive Officer and President, the Company made extensive changes to its leadership team, installing among other things new heads of compliance, default servicing, performing servicing, reverse mortgage, and human resources. In conjunction with the Board, this new leadership team has developed a strategy and business plan for 2017 that is focused on our core mortgage servicing and originations businesses, with a view to improving both financial and operating performance during the year.

In Servicing, we expect to execute numerous initiatives to improve the efficiency of our operations, through such measures as better processes, site consolidation and improved use of technology. We are also concentrating on improving the performance of our servicing business, improving customer service, lowering delinquency rates and improving standards and compliance. We plan to prioritize these initiatives over the pursuit of significant new servicing or subservicing opportunities, though over time as we improve operations we aim to be able to compete effectively and profitably for opportunities to subservice for others.
In Originations, our goal is to achieve revenue growth over time, primarily from increased wholesale lending, increased outbound contact efforts and improved retention. As we endeavor to expand our originations business, we expect that we will need to increase significantly the amount of purchase money loans we originate, particularly in our consumer direct and wholesale channels. This will require us to enhance our brand awareness among potential customers, and we are working on plans to develop a digital marketing presence. In addition, we believe that to achieve our originations goals we need to enable consumers to apply for mortgages through our website. We believe our strategy will require us to hire a considerable number of new loan officers and other employees.
In Reverse Mortgage, having exited the originations business, we are working to improve the efficiency of our servicing activities in order to reduce expected future losses. We have also been evaluating options for our reverse mortgage business, including the possibility of selling some or all of its assets or pursuing alternative solutions for the business that include collaboration with other parties.
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
Investments in MSR
From time to time over the past five years, to support our servicing business, we have bought or sold MSR. With a view to using our capital efficiently, in 2016 we began to limit our investment in MSR. We plan to continue that approach in the future and to move towards more of a fee-for-service model in the servicing business. Accordingly, we expect that from time to time we will sell MSR we now own or those we create in connection with our mortgage originations activities. We expect that normally we will retain the right to subservice such MSR sold by us, but we may also sell MSR with servicing released. We may also engage in other transactions to limit or reduce our investment in MSR, including sales of excess servicing spread.
In 2016, we executed a number of transactions that helped us reduce our investment in MSR. In particular, we entered into several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR. We may seek to sell additional MSR to NRM in the future and may also seek to enter into arrangements to sell MSR to other buyers.
Non-Core Assets
Since early 2015, we have sold various assets we considered to be "non-core" or "legacy" assets. On February 1, 2017, we sold our insurance business for a cash purchase price of $125.0 million, subject to adjustment, with potential earnout payments of up to $25.0 million in cash. At that time, the Company received $131.1 million in cash, which included a working capital payment.
We are actively reviewing our assets and activities to determine those that should be considered "core" or "non-core" in relation to our strategic goals, and advancing analysis and developing strategy with respect to such "non-core" assets and activities, which will include non-strategic operations, locations and portfolios. These may in the future be sold, wound down or otherwise managed in a manner designed to limit the investment, costs and attention we are required to devote to them.
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

Operating Improvements
Since 2016, we focused our efforts on improving our financial performance through increasing efficiency and cost reductions. During 2016, we initiated actions in connection with our continued efforts to enhance efficiencies and streamline processes, which included various organizational changes to the scale and proficiency of our leadership team and support functions to further align with our business needs, which continued into 2017. We exited the reverse mortgage originations business effective January 2017, while maintaining our reverse mortgage servicing operations. While our goals for 2017 include expense reductions, there can be no assurance that we will be successful in reducing costs. In 2017, we expect to continue to incur advisory, severance and other expenses associated with the improvement of our business, and we may incur unexpected expenses, including expenses arising from unanticipated operational problems, legal and regulatory matters, and other matters that are beyond our control. If we are not successful in reducing our expenses, our results of operations, financial condition and liquidity could be materially adversely affected.
In addition to improving the financial performance of our operations, we are focused on ensuring that our servicing operations meet legal and regulatory requirements and our contractual servicing obligations and that we improve our servicing performance, as measured by the owners of the loans we service (such as GSEs) and by customers for whom we subservice. By some measures, such as delinquency rates for our mortgage loan servicing portfolio, during 2016 our servicing performance deteriorated significantly relative to our past performance and to that of other servicers, following the introduction of new servicing technology, changes in servicing practices, site consolidation, and other developments. The GSEs and other parties for whom we service or subservice regularly monitor our performance and communicate their observations and expectations to us. Several important such counterparties noted our recent performance deterioration and have requested that we improve various aspects of our performance, which we are endeavoring to do. With a view to improving our performance, we have been enhancing our processes and have made management changes and introduced new procedures to track key performance metrics. We may need to make further enhancements to our people, processes or technologies to achieve acceptable levels of servicing performance and satisfy evolving legal and regulatory requirements and best practices. In addition, these enhancements could require significant unplanned expenditures that could adversely affect our financial results. We cannot be certain that our efforts to improve our servicing performance will have sufficient or timely results. If we are unable to improve our servicing performance metrics, we could face various material adverse consequences, including competitive disadvantage, the inability to win new subservicing business, the termination of servicing rights or subservicing contracts and GSEs or other counterparties asking us to transfer to other servicers, or otherwise limit or reduce, certain assets in our servicing portfolio.
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

Regulatory Developments
Our business is subject to extensive regulation by federal, state and local authorities, including the CFPB, HUD, VA, the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing and mortgage originations businesses. We are also subject to a variety of regulatory and contractual obligations imposed by credit owners, investors, insurers and guarantors of the mortgages we originate and service, including, but not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, USDA and the VA/FHA. Furthermore, our industry has been under scrutiny by federal and state regulators over the past several years, and we expect this scrutiny to continue. Laws, rules, regulations and practices that have been in place for many years may be changed, and new laws, rules, regulations and administrative guidance have been, and may continue to be, introduced in order to address real and perceived problems in our industry. We expect to incur ongoing costs in order to comply with these evolving rules and regulations.
Federal Regulatory Uncertainty
Following the November 2016 Presidential and Congressional elections, there exists a heightened level of uncertainty with respect to the future of mortgage lending and servicing regulations, including the future of the Dodd-Frank Act and the CFPB particularly. In January 2017, President Trump issued a Presidential Memorandum and an Executive Order designed to decrease the number of federal regulations. The memorandum directed executive departments and agencies to freeze new or pending regulations, and the order directed agencies to eliminate at least two existing regulations for every proposed regulation. The Office of Management and Budget subsequently clarified that the Executive Order does not apply to independent agencies such as the CFPB, and the applicability of the Presidential Memorandum to such independent agencies is less clear. These events create uncertainty with regard to final regulations already published in the Federal Register but not yet in effect, such as the CFPB’s amendments to the mortgage servicing rules expected to take effect in October 2017 and the Final HECM Rule expected to take effect in September 2017, and also with regard to proposed rules such as the CFPB's proposal to amend the "Know Before You Owe" mortgage disclosure rule announced in July 2016. We cannot predict when these rules will take effect, if at all, nor can we predict the specific legislative or executive actions that may follow.
In October 2016, a three-member panel of the U.S. Court of Appeals for the D.C. Circuit held, among other things, that the CFPB’s structure was unconstitutional to the extent that its single director was removable solely for cause and held that the director of the CFPB could be removed by the President at will. Since then, the Circuit Court has granted the CFPB’s petition for a rehearing en banc, for which oral argument is scheduled on May 24, 2017. As a result of the pending litigation, the validity of the CFPB's governance structure remains unclear and the President is unable to remove the director of the CFPB without cause. Additionally, Republican legislators have recently introduced a number of bills intended to significantly reform or entirely eliminate the CFPB. Given the ongoing litigation in the U.S. Court of Appeals and the outstanding legislative proposals relating to the CFPB, the future of the Dodd-Frank Act, the CFPB and the regulatory environment generally remains unclear, and we cannot predict what actions the President or federal and state regulators may ultimately take with respect to these matters.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information about the regulatory framework under which we operate.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
REVENUES
Net servicing revenue and fees	$113,187	$(105,762)	$218,949	(207)%
Net gains on sales of loans	74,356	84,477	(10,121)	(12)%
Net fair value gains on reverse loans and related HMBS obligations	14,702	35,208	(20,506)	(58)%
Interest income on loans	10,980	12,171	(1,191)	(10)%
Insurance revenue	4,940	10,367	(5,427)	(52)%
Other revenues	27,120	30,310	(3,190)	(11)%
Total revenues	245,285	66,771	178,514	267%

EXPENSES
General and administrative	131,627	129,606	2,021	2%
Salaries and benefits	107,957	132,639	(24,682)	(19)%
Interest expense	60,410	64,248	(3,838)	(6)%
Depreciation and amortization	10,932	14,423	(3,491)	(24)%
Other expenses, net	2,783	2,506	277	11%
Total expenses	313,709	343,422	(29,713)	(9)%

OTHER GAINS (LOSSES)
Gain on sale of business	67,727	—	67,727	n/m
Other net fair value gains (losses)	5,083	(2,144)	7,227	(337)%
Gain on extinguishment	—	928	(928)	(100)%
Other	—	(1,024)	1,024	(100)%
Total other gains (losses)	72,810	(2,240)	75,050	n/m

Income (loss) before income taxes	4,386	(278,891)	283,277	(102)%
Income tax expense (benefit)	2,498	(106,189)	108,687	(102)%
Net income (loss)	$1,888	$(172,702)	$174,590	(101)%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
Servicing fees	$133,393	$177,754	$(44,361)	(25)%
Incentive and performance fees	15,154	19,772	(4,618)	(23)%
Ancillary and other fees	23,243	24,609	(1,366)	(6)%
Servicing revenue and fees	171,790	222,135	(50,345)	(23)%
Changes in valuation inputs or other assumptions (1)	(17,530)	(258,460)	240,930	(93)%
Other changes in fair value (2)	(35,986)	(68,120)	32,134	(47)%
Change in fair value of servicing rights	(53,516)	(326,580)	273,064	(84)%
Amortization of servicing rights	(5,025)	(4,611)	(414)	9%
Change in fair value of servicing rights related liabilities	(62)	3,294	(3,356)	(102)%
Net servicing revenue and fees	$113,187	$(105,762)	$218,949	(207)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
We recognize servicing revenue and fees on servicing performed for third parties in which we either own the servicing right or act as subservicer. This revenue includes contractual fees earned on the serviced loans; incentive and performance fees, including those earned based on the performance of certain loans or loan portfolios serviced by us, loan modification fees and asset recovery income; and ancillary fees such as late fees and expedited payment fees. Servicing revenue and fees are adjusted for the amortization and change in fair value of servicing rights and the change in fair value of the servicing rights related liabilities.
Servicing fees decreased $44.4 million for the three months ended March 31, 2017 as compared to the same period of 2016 due primarily to a planned shift of our third-party servicing portfolio from servicing to subservicing combined with runoff of the portfolio. Incentive and performance fees decreased $4.6 million for the three months ended March 31, 2017 as compared to the same period of 2016 due primarily to lower fees earned under HAMP and other incentive and modification programs.
Changes in the fair value of servicing rights improved $273.1 million for the three months ended March 31, 2017 as compared to the same period of 2016. Refer to the Servicing segment section under our Business Segment Results section below for additional information on the changes in fair value relating to servicing rights and our servicing rights related liabilities.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $10.1 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to lower margins related to the gain on sale of loans in the consumer channel combined with a shift in mix from the higher margin consumer channel to the lower margin correspondent and wholesale channels, partially offset by an increase in total volume.
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

Net fair value gains on reverse loans and related HMBS obligations decreased $20.5 million for the three months ended March 31, 2017 as compared to the same period of 2016 due primarily to higher LIBOR rates, which resulted in net non-cash fair value losses in the first quarter of 2017 as compared to net non-cash fair value gains in the first quarter of 2016. Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. Interest income on loans decreased $1.2 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016	Variance
Residential loans at amortized cost
Interest income	$10,980	$12,171	$(1,191)
Average balance (1) (2)	483,792	520,962	(37,170)
Annualized average yield	9.08%	9.35%	(0.27)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the period.

(2)
Average balance excludes delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae as we do not own these mortgage loans and, therefore, are not entitled to any interest income they generate. Refer to Note 7 to the Consolidated Financial Statements for further information.

Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $5.4 million for the three months ended March 31, 2017 as compared to the same period of 2016 due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services. Refer to Note 1 to the Consolidated Financial Statements for additional information on the sale of our insurance business.
Other Revenues
Other revenues consist primarily of the change in fair value of charged-off loans, origination fee income, other interest income and investment income. Other revenues decreased $3.2 million for the three months ended March 31, 2017 as compared to the same period of 2016 due primarily to $4.7 million in lower origination fee income related to the consumer channel as loans continued to fund during the quarter under a program in place through December 31, 2016 in which certain fees were waived, partially offset by $1.9 million in higher other interest income. Origination fee income was $6.9 million and $11.6 million for the three months ended March 31, 2017 and 2016, respectively.

General and Administrative
General and administrative expenses increased $2.0 million for the three months ended March 31, 2017 as compared to the same period of 2016 resulting primarily from $8.3 million in higher charges associated with foreclosure and bankruptcy practices, $5.5 million in additional costs associated with the use of MSP and outsourcing initiatives throughout the Company, $4.4 million in higher costs associated with corporate strategic initiatives, $3.4 million in higher legal expenses, $2.1 million in professional fees related to the sale of substantially all of our insurance agency business in the first quarter of 2017, and $1.3 million in higher advance loss provision, offset in part by $5.4 million in lower compensating interest due to a shift from servicing to subservicing, $3.8 million in lower advertising expenses resulting from a decrease in mail solicitations and internet lead generation due to a strategy shift in lead acquisition, $3.3 million in lower contractor costs related to our servicing platform conversion that occurred in the second quarter of 2016 as well as efforts to reduce contractor costs throughout the Company's operations, $3.0 million in lower postage and printing costs driven by fewer mailings made during the first quarter of 2017, $1.9 million in lower curtailment-related accruals, $1.0 million in lower travel and entertainment expenses, and $4.6 million in other cost savings.
Salaries and Benefits
Salaries and benefits decreased $24.7 million for the three months ended March 31, 2017 as compared to the same period of 2016 due to a $12.9 million decrease in compensation and benefits resulting primarily from a lower average headcount driven by site closures and various organizational changes to the scale and proficiency of the leadership team and support functions to further align with business needs as well as our decision to exit the reverse mortgage originations business, a $4.6 million decrease in bonus accruals, a $3.5 million decrease related to a change in the commissions structure, and a $3.4 million reduction in overtime driven by cost reduction measures. Headcount decreased by approximately 1,200 full-time employees from approximately 5,700 at March 31, 2016 to approximately 4,500 at March 31, 2017.
Interest Expense
We incur interest expense on our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt issued by the Residual Trusts, all of which are accounted for at amortized cost. Interest expense decreased $3.8 million for the three months ended March 31, 2017 as compared to the same period of 2016 driven by a decrease in interest expense related to servicing advance liabilities, offset in part by an increase in interest expense related to master repurchase agreements. Interest expense related to servicing advance liabilities decreased due primarily to the net pay down of our advance facilities resulting from advance reimbursements received in connection with the sale of loans and servicing rights in the fourth quarter of 2016. Interest expense related to master repurchase agreements increased primarily as a result of a higher average interest rate. Refer to the Liquidity and Capital Resources section below for additional information on our debt.

Provided below is a summary of the average balances of our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016	Variance
Corporate debt (1)
Interest expense	$35,086	$35,897	$(811)
Average balance (4)	2,148,017	2,184,415	(36,398)
Annualized average rate	6.53%	6.57%	(0.04)%

Servicing advance liabilities (2)
Interest expense	$6,860	$11,182	$(4,322)
Average balance (4)	730,348	1,234,580	(504,232)
Annualized average rate	3.76%	3.62%	0.14%

Master repurchase agreements (3)
Interest expense	$11,801	$9,860	$1,941
Average balance (4)	1,234,561	1,166,837	67,724
Annualized average rate	3.82%	3.38%	0.44%

Mortgage-backed debt of the Residual Trusts (2)
Interest expense	$6,663	$7,309	$(646)
Average balance (5)	428,345	468,861	(40,516)
Annualized average rate	6.22%	6.24%	(0.02)%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Servicing advance liabilities and mortgage-backed debt of the Residual Trusts are held by our Servicing segment.

(3)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(4)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(5)	Average balance for mortgage-backed debt of the Residual Trusts is calculated as the average carrying value at the beginning of each month during the period.
Depreciation and Amortization
Depreciation and amortization decreased $3.5 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to the sale of assets related to our insurance business in the first quarter of 2017 and as a result of certain assets having reached the end of their estimated useful lives at the end of 2016.
Gain on Sale of Business
Gain on sale of business of $67.7 million for the three months ended March 31, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business, which was completed on February 1, 2017.
Other Net Fair Value Gains (Losses)
There were other net fair value gains of $5.1 million for the three months ended March 31, 2017 as compared to other net fair value losses of $2.1 million in the same period of 2016 primarily related to increases in the forward LIBOR rate impacting the value of the assets and liabilities of the Non-Residual Trusts.

Income Tax Expense (Benefit)
We calculate income tax expense (benefit) based on our estimated annual effective tax rate, which takes into account all expected ordinary activity for the calendar year. Our effective tax rate normally differs from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses.
We recorded income tax expense of $2.5 million in three months ended March 31, 2017 as compared to a benefit of $106.2 million for the same period of 2016 due primarily to the current period having pre-tax income versus the prior year incurring a pre-tax loss.
We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of this analysis, we recorded a partial valuation allowance against our deferred tax assets during the year ended December 31, 2016. Our estimate of the required valuation allowance is highly dependent on the estimate of projected future earnings. During the quarter ended March 31, 2017, we considered our projections and tax planning strategies in determining that no additional valuation allowance was needed; however, there can be no assurance that we will be successful in achieving these projections. As a result, unanticipated negatives outcomes may result in further increases in the valuation allowance in future periods.
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
Adjusted Earnings (Loss) is defined as income (loss) before income taxes, plus changes in fair value due to changes in valuation inputs and other assumptions; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries, if applicable; share-based compensation expense or benefit; non-cash interest expense; exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily including severance; gain or loss on extinguishment of debt; the net impact of the Non-Residual Trusts; transaction and integration costs; and certain non-recurring costs, as applicable. Adjusted Earnings (Loss) excludes unrealized changes in fair value of MSR that are based on projections of expected future cash flows and prepayments. Adjusted Earnings (Loss) includes both cash and non-cash gains from mortgage loan origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Earnings (Loss) includes cash generated from reverse mortgage origination activities for the period in which we were originating reverse mortgages. Adjusted Earnings (Loss) may from time to time also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors with a supplemental means of evaluating our operating performance.
We revised our method of calculating Adjusted Earnings (Loss) beginning with the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for the step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have been adjusted to reflect this revision.

Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as income (loss) before income taxes, plus amortization of servicing rights and other fair value adjustments; interest expense on corporate debt; depreciation and amortization; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries, if applicable; share-based compensation expense or benefit; exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; select other cash and non-cash adjustments primarily the net provision for the repurchase of loans sold; non-cash interest income; severance; gain or loss on extinguishment of debt; interest income on unrestricted cash and cash equivalents; the net impact of the Non-Residual Trusts; the provision for loan losses; Residual Trust cash flows; transaction and integration costs; servicing fee economics; and certain non-recurring costs, as applicable. Adjusted EBITDA includes both cash and non-cash gains from mortgage loan origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities for the period in which we were originating reverse mortgages. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.
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

The following tables reconcile Adjusted Loss and Adjusted EBITDA to net income, which we consider to be the most directly comparable GAAP financial measure to Adjusted Loss and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Three Months Ended March 31, 2017
Net income	$1,888
Adjustment for income tax expense	2,498
Income before income taxes	4,386
Adjustments to income before income taxes
Gain on sale of business	(67,727)
Changes in fair value due to changes in valuation inputs and other assumptions (1)	7,397
Non-cash interest expense	4,184
Fair value to cash adjustment for reverse loans (2)	3,339
Exit costs (3)	1,871
Share-based compensation expense	865
Other (4)	4,689
Sub-total	(45,382)
Adjusted Loss	$(40,996)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the three months ended March 31, 2017 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015, 2016, and 2017 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 7 to the Consolidated Financial Statements for additional information regarding exit costs.

(4)	Includes severance, costs associated with transforming the business, the net impact of the Non-Residual Trusts, transaction and integration costs, and certain non-recurring costs.

Adjusted EBITDA

For the Three Months Ended March 31, 2017
Net income	$1,888
Adjustment for income tax expense	2,498
Income before income taxes	4,386
EBITDA Adjustments
Gain on sale of business	(67,727)
Amortization of servicing rights and other fair value adjustments (1)	48,408
Interest expense	36,598
Depreciation and amortization	10,932
Fair value to cash adjustment for reverse loans (2)	3,339
Exit costs (3)	1,871
Share-based compensation expense	865
Other (4)	4,631
Sub-total	38,917
Adjusted EBITDA	$43,303
__________

(1)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the three months ended March 31, 2017 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015, 2016, and 2017 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 7 to the Consolidated Financial Statements for additional information regarding exit costs.

(4)
Includes the net provision for the repurchase of loans sold, non-cash interest income, severance, interest income on unrestricted cash and cash equivalents, costs associated with transforming the business, the net impact of the Non-Residual Trusts, the provision for loan losses, Residual Trust cash flows, transaction and integration costs, servicing fee economics, and certain non-recurring costs.

Business Segment Results
In calculating income (loss) before income taxes for our segments, we allocate indirect expenses to our business segments. Indirect expenses are allocated to our Servicing, Originations, Reverse Mortgage and certain non-reportable segments based on headcount.
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Additional information regarding the results of operations for our Servicing, Originations and Reverse Mortgage segments is presented below. Refer to Note 10 to the Consolidated Financial Statements for a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes.

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31, 2017
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$33,167	$10,835	$(5,299)	$(34,317)	$4,386

Adjustments to income (loss) before income taxes
Gain on sale of business	(67,727)	—	—	—	(67,727)
Changes in fair value due to changes in valuation inputs and other assumptions	7,397	—	—	—	7,397
Non-cash interest expense	1,513	—	—	2,671	4,184
Fair value to cash adjustment for reverse loans	—	—	3,339	—	3,339
Exit costs	823	433	678	(63)	1,871
Share-based compensation expense (benefit)	142	(182)	134	771	865
Other	5,107	1,071	205	(1,694)	4,689
Total adjustments	(52,745)	1,322	4,356	1,685	(45,382)
Adjusted Earnings (Loss)	(19,578)	12,157	(943)	(32,632)	(40,996)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	40,612	—	399	—	41,011
Interest expense on debt	—	—	—	32,414	32,414
Depreciation and amortization	8,911	967	1,054	—	10,932
Other	757	(733)	28	(110)	(58)
Total adjustments	50,280	234	1,481	32,304	84,299
Adjusted EBITDA	$30,702	$12,391	$538	$(328)	$43,303

	For the Three Months Ended March 31, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(256,321)	$16,401	$5,027	$(43,998)	$(278,891)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	240,329	—	—	—	240,329
Non-cash interest expense	(29)	—	—	2,867	2,838
Fair value to cash adjustment for reverse loans	—	—	(17,709)	—	(17,709)
Exit costs	1,881	1,796	—	227	3,904
Share-based compensation expense (benefit)	781	(587)	313	352	859
Other	2,504	—	1,048	5,603	9,155
Total adjustments	245,466	1,209	(16,348)	9,049	239,376
Adjusted Earnings (Loss) (1)	(10,855)	17,610	(11,321)	(34,949)	(39,515)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	72,270	—	460	—	72,730
Interest expense on debt	2,735	—	—	33,030	35,765
Depreciation and amortization	10,781	2,345	1,288	9	14,423
Other	(335)	3,801	33	178	3,677
Total adjustments	85,451	6,146	1,781	33,217	126,595
Adjusted EBITDA	$74,596	$23,756	$(9,540)	$(1,732)	$87,080

(1)
We revised our method of calculating Adjusted Earnings (Loss) beginning with the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have been adjusted to reflect this revision.

Servicing
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
Net servicing revenue and fees
Third parties	$105,679	$(112,671)	$218,350	(194)%
Intercompany	2,862	3,151	(289)	(9)%
Total net servicing revenue and fees	108,541	(109,520)	218,061	(199)%
Interest income on loans	10,968	12,158	(1,190)	(10)%
Insurance revenue	4,940	10,367	(5,427)	(52)%
Intersegment retention revenue	4,389	11,533	(7,144)	(62)%
Net losses on sales of loans	(320)	(4,536)	4,216	(93)%
Other revenues	19,262	16,743	2,519	15%
Total revenues	147,780	(63,255)	211,035	(334)%
General and administrative and allocated indirect expenses	105,730	94,980	10,750	11%
Salaries and benefits	51,383	67,620	(16,237)	(24)%
Interest expense	13,533	18,562	(5,029)	(27)%
Depreciation and amortization	8,911	10,781	(1,870)	(17)%
Other expenses, net	1,354	1,214	140	12%
Total expenses	180,911	193,157	(12,246)	(6)%
Gain on sale of business	67,727	—	67,727	n/m
Other net fair value gains (losses)	(1,429)	91	(1,520)	n/m
Income (loss) before income taxes	33,167	(256,321)	289,488	(113)%
Adjustments to income (loss) before income taxes
Gain on sale of business	(67,727)	—	(67,727)	n/m
Changes in fair value due to changes in valuation inputs and other assumptions	7,397	240,329	(232,932)	(97)%
Non-cash interest expense	1,513	(29)	1,542	n/m
Exit costs	823	1,881	(1,058)	(56)%
Share-based compensation expense	142	781	(639)	(82)%
Other	5,107	2,504	2,603	104%
Total adjustments	(52,745)	245,466	(298,211)	(121)%
Adjusted Loss (1)	(19,578)	(10,855)	(8,723)	80%
EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	40,612	72,270	(31,658)	(44)%
Depreciation and amortization	8,911	10,781	(1,870)	(17)%
Interest expense on debt	—	2,735	(2,735)	(100)%
Other	757	(335)	1,092	(326)%
Total adjustments	50,280	85,451	(35,171)	(41)%
Adjusted EBITDA	$30,702	$74,596	$(43,894)	(59)%
__________

(1)
We revised our method of calculating Adjusted Earnings (Loss) beginning with the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have been adjusted to reflect this revision.

Mortgage Loan Servicing Portfolio
Provided below are summaries of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	1,910,605	$223,414,398	2,087,618	$244,124,312
Loan sales with servicing retained	12,117	2,605,663	16,557	3,469,469
Other new business added (2)	3,983	844,374	78,849	14,264,595
Sales	(1,497)	(248,143)	—	—
Payoffs and other adjustments, net (2) (3)	(69,417)	(8,735,049)	(64,316)	(8,766,833)
Balance at end of the period	1,855,791	217,881,243	2,118,708	253,091,543
On-balance sheet residential loans and real estate owned (4)	34,562	2,308,844	35,080	2,197,230
Total mortgage loan servicing portfolio	1,890,353	$220,190,087	2,153,788	$255,288,773
__________

(1)
Third-party servicing includes servicing rights capitalized, subservicing rights capitalized and subservicing rights not capitalized. Subservicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(2)	Consists of activities associated with servicing and subservicing contracts.

(3)	Amounts presented are net of loan sales associated with servicing retained of $1.6 billion and $1.7 billion for the three months ended March 31, 2017 and 2016, respectively.

(4)	On-balance sheet residential loans and real estate owned primarily includes mortgage loans held for sale and the assets of the Non-Residual Trusts and Residual Trusts.
The portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, net of recapture, of the total mortgage loan servicing portfolio was 13.56% and 12.98% for the three months ended March 31, 2017 and 2016, respectively.
Provided below is a summary of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	At March 31, 2017
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,527,457	$208,009,194	0.21%	10.06%
Second lien mortgages	132,356	4,249,309	0.45%	4.44%
Manufactured housing and other	195,978	5,622,740	1.08%	10.50%
Total accounts serviced for third parties (3)	1,855,791	217,881,243	0.24%	9.96%
On-balance sheet residential loans and real estate owned (4)	34,562	2,308,844		15.43%
Total mortgage loan servicing portfolio	1,890,353	$220,190,087		10.02%

	At December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,565,300	$212,990,240	0.22%	11.11%
Second lien mortgages	142,172	4,579,757	0.45%	4.90%
Manufactured housing and other	203,133	5,844,401	1.08%	11.67%
Total accounts serviced for third parties (3)	1,910,605	223,414,398	0.24%	10.99%
On-balance sheet residential loans and real estate owned (4)	34,903	2,368,593		14.52%
Total mortgage loan servicing portfolio	1,945,508	$225,782,991		11.03%
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

(3)
Consists of $109.1 billion and $108.8 billion in unpaid principal balance associated with servicing and subservicing contracts, respectively, at March 31, 2017 and $110.9 billion and $112.5 billion, respectively, at December 31, 2016.

(4)
Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees. The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment.

The unpaid principal balance of our third-party servicing portfolio decreased $5.5 billion at March 31, 2017 as compared to December 31, 2016 primarily due to runoff of the portfolio, partially offset by portfolio additions related primarily to loans originated with servicing retained. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $59.7 million can be attributed to a decrease in mortgage loans held for sale of $50.1 million and portfolio runoff of the assets held by the Residual and Non-Residual Trusts, offset in part by an increase in delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae.
The delinquencies associated with our third-party servicing portfolio decreased at March 31, 2017 as compared to December 31, 2016 primarily due to the favorable impact of seasonality as delinquencies tend to decrease in the first quarter of each year. The delinquencies associated with our on-balance sheet residential loans and real estate owned have increased due to an increase in delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae and modification buyouts, partially offset by the favorable impact of seasonality.

At Freddie Mac’s request, we began to negotiate the voluntary transfer to another special default servicer of certain MSR in our servicing portfolio relating to Freddie Mac mortgage loans that are 90 days or more delinquent. Such MSR accounted for 0.4% of our mortgage loan servicing portfolio as of March 31, 2017, based on unpaid principal loan balance as of such date. Ditech Financial’s status as an approved seller/servicer for Freddie Mac has not been, and the Company does not expect such status to be, adversely impacted by the negotiations relating to, or the consummation of, this potential voluntary MSR transfer.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
Servicing fees	$131,887	$176,355	$(44,468)	(25)%
Incentive and performance fees	12,682	17,418	(4,736)	(27)%
Ancillary and other fees	22,176	24,144	(1,968)	(8)%
Servicing revenue and fees	166,745	217,917	(51,172)	(23)%
Changes in valuation inputs or other assumptions (1)	(17,530)	(258,460)	240,930	(93)%
Other changes in fair value (2)	(35,986)	(68,120)	32,134	(47)%
Change in fair value of servicing rights	(53,516)	(326,580)	273,064	(84)%
Amortization of servicing rights	(4,626)	(4,151)	(475)	11%
Change in fair value of servicing rights related liabilities (3)	(62)	3,294	(3,356)	(102)%
Net servicing revenue and fees	$108,541	$(109,520)	$218,061	(199)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)	Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $3.9 million for the three months ended March 31, 2016.
Servicing fees decreased $44.5 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to the planned shift of our third-party servicing portfolio from servicing to subservicing combined with runoff of the portfolio. We expect servicing fees to continue to decline as a result of the shift of our portfolio towards subservicing as we earn a lower fee for subservicing accounts in relation to servicing accounts. Average loans serviced decreased $27.9 billion, or 11%, for the three months ended March 31, 2017 as compared to the same period of 2016.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Fees earned under HAMP decreased $2.1 million for the three months ended March 31, 2017 as compared to the same period of 2016 due primarily to lower fees earned for continued performance of modified loans as fewer loans were eligible for these fees due to the expiration of HAMP on December 31, 2016. Other modification fees decreased $1.4 million for the three months ended March 31, 2017 as compared to the same period of 2016 due primarily to a lower volume of completed modifications. Incentives relating to the performance of certain loan pools serviced by us decreased $1.1 million for the three months ended March 31, 2017 as compared to the same period of 2016. We expect incentives relating to the performance of loan pools serviced by us to continue to decline as a result of market and other factors, including changes in incentive programs, runoff of the related loan portfolio and improving economic conditions, which may reduce the opportunity to earn these incentives.
Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016	Variance
Average unpaid principal balance of loans serviced (1)	$223,754,633	$251,633,612	$(27,878,979)
Annualized average servicing fee (2)	0.24%	0.28%	(0.04)%
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

The decrease in average servicing fee of four basis points for the three months ended March 31, 2017 as compared to the same period of 2016 related primarily to the shift of our third-party servicing portfolio from servicing to subservicing.
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	March 31, 2017	December 31, 2016	Variance
Servicing rights at fair value	$930,333	$949,593	$(19,260)
Unpaid principal balance of accounts	100,031,895	101,387,913	(1,356,018)
Inputs and assumptions
Weighted-average remaining life in years	6.0	6.0	—
Weighted-average stated borrower interest rate on underlying collateral	4.15%	3.95%	0.20%
Weighted-average discount rate	11.83%	11.56%	0.27%
Weighted-average conditional prepayment rate	9.24%	9.09%	0.15%
Weighted-average conditional default rate	0.90%	0.88%	0.02%
The decrease in servicing rights carried at fair value at March 31, 2017 as compared to December 31, 2016 related primarily to a reduction in fair value of $53.5 million, partially offset by $33.9 million in servicing rights capitalized upon sales of loans. The reduction in fair value of servicing rights in 2017 was attributable to a loss of $17.5 million in changes in valuation inputs or other assumptions and a loss of $36.0 million in other changes in fair value, which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The loss resulting from changes in valuation inputs or other assumptions of $17.5 million for the three months ended March 31, 2017 was driven by an adjustment to prepayment models for specific products and collateral updates at March 31, 2017 as compared to December 31, 2016. In comparison, the loss resulting from changes in valuation inputs or other assumptions of $258.5 million for the three months ended March 31, 2016 was due primarily to a higher assumed conditional prepayment rate resulting from declining interest rates and forward projections of interest rate curves, and a higher discount rate at March 31, 2016 as compared to December 31, 2015.
The realization of expected cash flows decreased $32.1 million for the three months ended March 31, 2017 as compared to the same period in 2016 due primarily to a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.
Servicing Rights Related Liabilities
The net change in fair value of servicing rights related liabilities decreased $3.4 million for the three months ended March 31, 2017 as compared to the same period in 2016 as a result of the derecognition of the servicing rights related liabilities in the fourth quarter of 2016.
Interest Income on Loans
Interest income on loans decreased $1.2 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Insurance Revenue
Insurance revenue decreased $5.4 million for the three months ended March 31, 2017 as compared to the same period of 2016 due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services. Refer to Note 1 to the Consolidated Financial Statements for additional information on the sale of our insurance business.

Intersegment Retention Revenue
Intersegment retention revenue relates to fees the Servicing segment charges to our Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention revenue of $7.1 million for the three months ended March 31, 2017 as compared to the same period of 2016 was due primarily to a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.
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
The Originations segment recognizes the initial fair value of the entire commitment, including the servicing rights component, on the date of the commitment, while the Servicing segment historically recognized the change in fair value of the servicing rights component of our IRLCs and loans held for sale that occurred subsequent to the date of our commitment through the sale of the loan. Beginning with new locks occurring after January 1, 2017, the Servicing segment recognizes the change in fair value of the servicing rights component of the IRLCs and loans held for sale for Ginnie Mae loans that occur subsequent to the date of our commitment through the sale of the loan; however, the change in fair value of GSE loans is now in the Originations segment. Net losses on sales of loans for the Servicing segment consist of this change in fair value as well as net gains or losses on sales of loans to third parties. Net losses on sales of loans decreased $4.2 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to an increase in mortgage rates during the first quarter of 2017 as compared to a decrease in mortgage rates during the first quarter of 2016 and the related impact on realized and unrealized losses on originated mortgage servicing rights associated with the mortgage loan pipeline and mortgage loans held for sale.
Other Revenues
Other revenues increased $2.5 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to higher other interest income.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $10.8 million for the three months ended March 31, 2017 as compared to the same period of 2016 resulting primarily from $8.3 million in higher charges associated with foreclosure and bankruptcy practices, $4.3 million in additional costs associated with the use of MSP and outsourcing initiatives, $3.0 million in higher legal expenses, $2.1 million in professional fees related to the sale of substantially all of our insurance agency business in the first quarter of 2017, and $1.3 million in higher advance loss provision, offset in part by $5.4 million in lower compensating interest due to a shift from servicing to subservicing, $2.4 million in lower postage and printing costs driven by fewer mailings made during the first quarter of 2017, and $1.7 million in lower contractor costs related to our servicing platform conversion that occurred in the second quarter of 2016.
Salaries and Benefits
Salaries and benefits expense decreased $16.2 million for the three months ended March 31, 2017 as compared to the same period of 2016 due to an $11.4 million decrease in compensation and benefits resulting primarily from a lower average headcount driven by site closures and organizational changes, a $3.5 million decrease related to a change in the commissions structure, and a $1.2 million reduction in overtime driven by cost reduction measures. Headcount assigned directly to our Servicing segment decreased by approximately 1,100 full-time employees from approximately 3,700 at March 31, 2016 to approximately 2,600 at March 31, 2017.
Interest Expense
Interest expense decreased $5.0 million for the three months ended March 31, 2017 as compared to the same period of 2016 driven by a decrease in interest expense related to servicing advance liabilities due primarily to the net pay down of our advance facilities resulting from advance reimbursements received in connection with the sale of loans and servicing rights in the fourth quarter of 2016.

Depreciation and Amortization
Depreciation and amortization decreased $1.9 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to the sale of assets related to our insurance business in the first quarter of 2017.
Gain on Sale of Business
Gain on sale of business of $67.7 million for the three months ended March 31, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017.
Adjusted Loss and Adjusted EBITDA
Provided below is a summary of our Servicing segment's margin (in basis points):

	For the Three Months Ended March 31,
	2017	2016	Variance
Adjusted Loss margin (1)	(3)	(2)	(1)
Adjusted EBITDA margin (1)	5	12	(7)
__________

(1)
Margins are calculated by dividing the applicable non-GAAP measure by the average unpaid principal balance of loans serviced during the period as set forth in the table above under Net Servicing Revenue and Fees.

Adjusted Loss margin increased by one basis point for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to slightly lower revenues (adjusted for the impact of the change in fair value) per average UPB of loans serviced, which resulted from the decline in servicing fees and intersegment retention revenue, partially offset by lower fair value losses related to the realization of expected cash flows.
Adjusted EBITDA margin decreased by seven basis points for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to lower revenues (adjusted for the impact of the change in fair value) per average UPB of loans serviced, which resulted from the decline in servicing fees and intersegment retention revenue.

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
Net gains on sales of loans	$73,704	$87,982	$(14,278)	(16)%
Other revenues	7,104	12,295	(5,191)	(42)%
Total revenues	80,808	100,277	(19,469)	(19)%
Salaries and benefits	30,703	33,077	(2,374)	(7)%
General and administrative and allocated indirect expenses	24,514	28,646	(4,132)	(14)%
Intersegment retention expense	4,389	11,533	(7,144)	(62)%
Interest expense	9,400	8,275	1,125	14%
Depreciation and amortization	967	2,345	(1,378)	(59)%
Total expenses	69,973	83,876	(13,903)	(17)%
Income before income taxes	10,835	16,401	(5,566)	(34)%

Adjustments to income before income taxes
Exit costs	433	1,796	(1,363)	(76)%
Share-based compensation benefit	(182)	(587)	405	(69)%
Other	1,071	—	1,071	n/m
Total adjustments	1,322	1,209	113	9%
Adjusted Earnings (1)	12,157	17,610	(5,453)	(31)%

EBITDA adjustments
Depreciation and amortization	967	2,345	(1,378)	(59)%
Other	(733)	3,801	(4,534)	(119)%
Total adjustments	234	6,146	(5,912)	(96)%
Adjusted EBITDA	$12,391	$23,756	$(11,365)	(48)%
__________

(1)
We revised our method of calculating Adjusted Earnings (Loss) beginning with the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have been adjusted to reflect this revision.

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Three Months Ended March 31, 2017				For the Three Months Ended March 31, 2016
	Correspondent	Consumer	Wholesale (2)	Total	Correspondent	Consumer	Retail (3)	Total
Locked Volume (1)
Purchase	$2,309,407	$12,717	$88,788	$2,410,912	$1,849,730	$31,311	$5,893	$1,886,934
Refinance	1,040,568	1,345,584	88,142	2,474,294	1,172,023	1,516,846	5,030	2,693,899
Total	$3,349,975	$1,358,301	$176,930	$4,885,206	$3,021,753	$1,548,157	$10,923	$4,580,833

Funded Volume
Purchase	$2,173,708	$11,761	$43,421	$2,228,890	$1,984,148	$46,162	$10,900	$2,041,210
Refinance	1,073,908	1,664,859	55,904	2,794,671	1,175,594	1,747,095	3,983	2,926,672
Total	$3,247,616	$1,676,620	$99,325	$5,023,561	$3,159,742	$1,793,257	$14,883	$4,967,882

Sold Volume
Purchase	$2,098,880	$14,358	$26,912	$2,140,150	$2,100,439	$41,431	$34,456	$2,176,326
Refinance	1,127,126	1,749,570	58,731	2,935,427	1,196,689	1,791,659	29,688	3,018,036
Total	$3,226,006	$1,763,928	$85,643	$5,075,577	$3,297,128	$1,833,090	$64,144	$5,194,362
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

(2)	During the third quarter of 2016 we re-entered the wholesale channel in an effort to expand our customer base.

(3)	We exited the consumer retail channel in January 2016.
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

Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
Realized gains on sales of loans	$24,738	$77,266	$(52,528)	(68)%
Change in unrealized gains on loans held for sale	19,414	11,293	8,121	72%
Gains (losses) on interest rate lock commitments (1)	(4,508)	15,159	(19,667)	(130)%
Losses on forward sales commitments (1)	(20,548)	(66,953)	46,405	(69)%
Gains (losses) on MBS purchase commitments (1)	11,884	(10,796)	22,680	(210)%
Capitalized servicing rights	33,321	56,370	(23,049)	(41)%
Provision for repurchases	(1,795)	(4,713)	2,918	(62)%
Interest income	11,187	10,356	831	8%
Other	11	—	11	n/m
Net gains on sales of loans	$73,704	$87,982	$(14,278)	(16)%
__________

(1)	Realized losses on freestanding derivatives were $30.1 million and $59.4 million for the three months ended March 31, 2017 and 2016, respectively.
The decrease in net gains on sales of loans for the three months ended March 31, 2017 as compared to the same period of 2016 was primarily due to lower gain on sale margins in the consumer channel combined with a shift in mix from the higher margin consumer channel to the lower margin correspondent and wholesale channels, which was partially offset by an increase in total volume during the quarter. Margins and volumes declined in the consumer channel primarily due to lower HARP volume as compared to the same period of 2016. We had lower capitalized servicing rights for the three months ended March 31, 2017 due primarily to our agreement with NRM in which a significant portion of our conventional servicing rights are transferred to NRM on a flow basis at the time of the sale.
The three months ended March 31, 2017 and 2016 included the benefit of higher margins from HARP, which is scheduled to expire on September 30, 2017. HARP is a federal program of the U.S. that helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing occurred in prior periods.
Provided below is a summary of origination economics for all channels (in basis points):

	For the Three Months Ended March 31,		Variance
	2017	2016	Amount	%
Gain on sale of loans (1)	151	192	(41)	(21)%
Fee income (2)	14	25	(11)	(44)%
Direct expenses (2)	(114)	(137)	23	(17)%
Direct margin	51	80	(29)	(36)%
__________

(1)	Calculated on pull-through adjusted lock volume.

(2)	Calculated on funded volume.
The decrease in direct margin for the three months ended March 31, 2017 as compared to the same period of 2016 was primarily due to lower gain on sale of loans and fee income margins, partially offset by lower direct expense margins. Gain on sale margins decreased due to the shift in mix to the lower margin correspondent and wholesale channels, combined with lower margins in the consumer channel due to a lower portion of HARP volume. Our correspondent and wholesale volume represented 72% of total pull-through adjusted locked volume during the three months ended March 31, 2017 as compared to 66% during the three months ended March 31, 2016.
Fee income margins declined during the three months ended March 31, 2017 primarily in the consumer channel as loans continued to fund during the quarter under a program in place through December 31, 2016 in which certain fees were waived. Direct expense margins declined primarily due to lower intersegment expense as a result of lower portion of retention volume subject to the lead fee and lower servicing rights values.

Other Revenues
Other revenues, which consist primarily of origination fee income and interest on cash equivalents, decreased $5.2 million for the three months ended March 31, 2017 as compared to the same period of 2016 resulting primarily from $4.5 million in lower origination fee income related to the consumer channel as loans continued to fund during the quarter under a program in place through December 31, 2016 in which certain fees were waived.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $4.1 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to $2.7 million in lower advertising costs resulting from a decrease in mail solicitations and internet lead generation due to a strategy shift in lead acquisition, as well as lower sponsorship costs.
Intersegment Retention Expense
Intersegment retention expense relates to fees charged by our Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention expense of $7.1 million during the three months ended March 31, 2017 as compared to the same period of 2016 was due primarily to a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.
Interest Expense
Interest expense increased $1.1 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to higher average borrowings on master repurchase agreements due to higher volume of loan fundings, combined with higher average cost of debt.
Adjusted Earnings and Adjusted EBITDA
Adjusted Earnings and Adjusted EBITDA decreased $5.5 million and $11.4 million, respectively, for the three months ended March 31, 2017 as compared to the same period of 2016 due primarily to lower revenues offset by a decrease in intersegment retention expense as discussed above.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
Net fair value gains on reverse loans and related HMBS obligations	$14,702	$35,208	$(20,506)	(58)%
Net servicing revenue and fees	7,508	6,909	599	9%
Other revenues	283	1,978	(1,695)	(86)%
Total revenues	22,493	44,095	(21,602)	(49)%
Salaries and benefits	13,529	18,048	(4,519)	(25)%
General and administrative and allocated indirect expenses	9,719	15,995	(6,276)	(39)%
Interest expense	2,391	1,515	876	58%
Depreciation and amortization	1,054	1,288	(234)	(18)%
Other expenses, net	1,099	1,198	(99)	(8)%
Total expenses	27,792	38,044	(10,252)	(27)%
Other losses	—	(1,024)	1,024	(100)%
Income (loss) before income taxes	(5,299)	5,027	(10,326)	(205)%

Adjustments to income (loss) before income taxes
Fair value to cash adjustment for reverse loans	3,339	(17,709)	21,048	(119)%
Exit costs	678	—	678	n/m
Share-based compensation expense	134	313	(179)	(57)%
Other	205	1,048	(843)	(80)%
Total adjustments	4,356	(16,348)	20,704	(127)%
Adjusted Loss (1)	(943)	(11,321)	10,378	(92)%

EBITDA adjustments
Depreciation and amortization	1,054	1,288	(234)	(18)%
Amortization of servicing rights	399	460	(61)	(13)%
Other	28	33	(5)	(15)%
Total adjustments	1,481	1,781	(300)	(17)%
Adjusted EBITDA	$538	$(9,540)	$10,078	(106)%
__________

(1)
We revised our method of calculating Adjusted Loss beginning with the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have been adjusted to reflect this revision.

Reverse Mortgage Servicing Portfolio
Provided below are summaries of the activity in our third-party servicing portfolio for our reverse mortgage business, which included accounts serviced for third parties for which we earn servicing revenue. These summaries excluded servicing performed related to reverse mortgage loans and real estate owned recognized on our consolidated balance sheets, as the securitized loans are accounted for as a secured borrowing (dollars in thousands):

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the period	56,550	$10,340,727	56,046	$9,818,400
New business added	1,103	257,559	2,903	476,047
Other additions (1)	—	192,567	—	188,374
Payoffs and sales	(2,446)	(518,522)	(1,958)	(429,915)
Balance at end of the period	55,207	$10,272,331	56,991	$10,052,906
__________

(1)	Other additions include additions to the principal balance serviced related to draws on lines-of-credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our reverse loan servicing portfolio (dollars in thousands):

	At March 31, 2017		At December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	55,207	$10,272,331	56,550	$10,340,727
On-balance sheet residential loans and real estate owned	61,245	10,247,695	62,485	10,321,425
Total reverse loan servicing portfolio	116,452	$20,520,026	119,035	$20,662,152
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio, which is calculated as the annual average servicing fee divided by the ending unpaid principal balance, was 0.13% at March 31, 2017 and December 31, 2016.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
Interest income on reverse loans	$113,302	$110,594	$2,708	2%
Interest expense on HMBS related obligations	(102,436)	(103,254)	818	(1)%
Net interest income on reverse loans and HMBS related obligations	10,866	7,340	3,526	48%

Change in fair value of reverse loans	(70,690)	44,240	(114,930)	(260)%
Change in fair value of HMBS related obligations	74,526	(16,372)	90,898	n/m
Net change in fair value on reverse loans and HMBS related obligations	3,836	27,868	(24,032)	(86)%
Net fair value gains on reverse loans and related HMBS obligations	$14,702	$35,208	$(20,506)	(58)%

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
Net interest income on reverse loans and HMBS related obligations increased $3.5 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily as a result of a decrease in HMBS related obligations as a result of an increase in buyouts, partially offset by an increase in nonperforming reverse loans, which have lower interest rates than performing loans. The net change in fair value on reverse loans and HMBS related obligations is comprised of cash generated by origination, purchase, and securitization of HECMs as well as non-cash fair value gains or losses. Cash generated by the origination, purchase and securitization of HECMs decreased $3.0 million during the three months ended March 31, 2017 as compared to the same period of 2016 primarily as a result of overall lower origination volumes due to our exit from the reverse mortgage originations business, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value adjustments decreased by $21.0 million resulting from fair value losses in the first quarter of 2017 as compared to fair value gains in the first quarter of 2016 due primarily to higher LIBOR rates in 2017 as compared to 2016. Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rates utilized in the valuation of reverse loans and HMBS related obligations has increased from 28.48% and 27.74%, respectively, at December 31, 2016 to 29.58% and 28.84%, respectively, at March 31, 2017 primarily due to the aging of the portfolio.
Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
Funded volume	$131,737	$184,390	$(52,653)	(29)%
Securitized volume (1)	140,786	187,879	(47,093)	(25)%
__________

(1)
Securitized volume includes $91.1 million and $115.3 million of tails securitized for the three months ended March 31, 2017 and 2016, respectively. Tail draws associated with the HECM IDL product were $52.0 million and $65.4 million for the three months ended March 31, 2017 and 2016, respectively.

Funded and securitized volumes decreased for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to the decision made by management during December 2016 to exit the reverse mortgage originations business. We intend to fulfill reverse loans in our originations pipeline consistent with our underwriting practices and to fund undrawn amounts available to borrowers in our servicing portfolio. Refer to Note 7 to Consolidated Financial Statements for additional information regarding exit activities.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
Servicing fees	$3,396	$3,518	$(122)	(3)%
Performance fees	2,472	2,354	118	5%
Ancillary and other fees	2,039	1,497	542	36%
Servicing revenue and fees	7,907	7,369	538	7%
Amortization of servicing rights	(399)	(460)	61	(13)%
Net servicing revenue and fees	$7,508	$6,909	$599	9%
The increase in net servicing revenue and fees of $0.6 million for the three months ended March 31, 2017 as compared to the same period in 2016 was due primarily to an increase in ancillary and other fees due to additional fees related to boarding and subservicing of loans.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased by $6.3 million for the three months ended March 31, 2017 as compared to the same period of 2016 due primarily to a $1.9 million decrease in curtailment-related accruals, a $1.6 million decrease in loss accruals, $1.1 million lower advertising costs, a $0.5 million decrease in contractor fees, and a $0.4 million decrease in loan origination expenses due to our exit from the reverse mortgage originations business.
Salaries and Benefits
Salaries and benefits expense decreased $4.5 million for the three months ended March 31, 2017 as compared to the same period of 2016 due primarily to lower compensation, bonuses and commissions as a result of lower origination volume and lower average headcount resulting from our decision to exit the reverse mortgage originations business. Headcount assigned directly to our Reverse Mortgage segment decreased by approximately 200 full-time employees from 900 at March 31, 2016 to 700 at March 31, 2017.
Adjusted Loss and Adjusted EBITDA
Adjusted Loss decreased $10.4 million and Adjusted EBITDA improved $10.1 million for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to the decrease in general and administrative expenses and in salaries and benefits as described above.
Other Non-Reportable
Other revenues consist primarily of asset management advisory fees, investment income and other interest income. Other revenues increased $0.5 million for the three months ended March 31, 2017 as compared to the same period of 2016. Expenses for the same period remained relatively flat.
There were other net fair value gains of $6.5 million for the three months ended March 31, 2017 as compared to other net fair value losses of $2.2 million the same period of 2016 primarily related to increases in the forward LIBOR rate impacting the value of the assets and liabilities of the Non-Residual Trusts.
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

As discussed further in the Corporate Debt section below, under the 2013 Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, we must satisfy both a specified Interest Coverage Ratio and a specified Total Leverage Ratio on a pro forma basis after giving effect to the borrowing. As of March 31, 2017, we did not satisfy either of these ratios, and as a result the maximum amount we would have been able to borrow on the 2013 Revolver was $20.0 million, of which $12.5 million remained available after reductions for issued letters of credit.
At March 31, 2017, our liquidity was $200.7 million, including cash liquidity of $188.2 million and availability under the 2013 Revolver of $12.5 million. At March 31, 2017, we had contractual obligations, subject to certain conditions and adjustments, to utilize approximately $9.2 million of our liquidity to fund acquisitions of servicing rights, including related servicer and protective advances.
We endeavor to maintain our liquidity at a level sufficient to fund certain known or expected payments and to fund our working capital needs. Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our master repurchase agreements, mortgage loan servicing advance facilities, the 2013 Revolver, issuance of GMBS, and issuance of HMBS to fund our tail commitments. We may generate additional liquidity through sales of MSR, any portion thereof, or other assets. From time to time, we utilize our excess cash to reinvest in the business, including but not limited to investment in MSR and the repurchase of reverse loans from securitization pools.
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow us to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, business and asset acquisitions, cash taxes and cash requirements associated with mandatory clean-up call obligations on the Non-Residual trusts and all required debt service obligations for the next 12 months. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates and continued availability of financing. Our liquidity outlook assumes we are able to maintain or renew, replace, or resize our existing mortgage loan servicing advance facilities, mortgage loan master repurchase agreements and reverse loan master repurchase agreements to fund repurchases of HECMs with enough capacity to meet projected needs, and/or are able to implement other financing solutions to meet such needs. However, there can be no assurance that these facilities or other solutions will be available to us in the future. We continually monitor our cash flows and liquidity in order to be responsive to changing conditions. We have engaged legal and financial debt restructuring advisors, and we have been reviewing a number of potential alternatives to reduce our leverage. Refer to the Debt Restructuring Initiative section included in our Strategy discussion above for further information.
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

Servicing Advance Liabilities
Ditech Financial has four servicing advance facilities through several lenders and an Early Advance Reimbursement Agreement with Fannie Mae, which, in each case, are used to fund servicer and protective advances that are its responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity of $1.1 billion at March 31, 2017, of which we had utilized approximately $0.7 billion as of such date. The interest rates for the servicing advance facilities and Early Advance Reimbursement Agreement are either fixed or are primarily based on LIBOR plus between 2.50% and 3.00% and have various expiration dates from August 2017 to October 2018. Payments on the amounts due under these agreements are paid from certain proceeds received (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) issuance of new notes or other refinancing transactions. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities, with total borrowing capacity of approximately $0.9 billion at March 31, 2017, are non-recourse to us.
The servicing advance facilities contain customary events of default and covenants, including, in certain transactions, financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Ditech Financial was in compliance with the financial covenants in these facilities at March 31, 2017.
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
The GTAAFT facility consists of (i) Series 2015-T2 three-year term notes with an aggregate principal balance of $140.0 million and an expected repayment date of October 15, 2018, (ii) Series 2016-T1 two-year term notes issued September 30, 2016 with an aggregate principal balance of $300.0 million and an expected repayment date of October 15, 2018, and (iii) up to $400.0 million of Series 2014-VF2 variable funding notes with an expected repayment date of October 4, 2017. At March 31, 2017, an aggregate principal balance of $475.8 million of notes were outstanding under this facility: $140.0 million principal balance of 2015-T2 term notes; $300.0 million principal balance of 2016-T1 term notes; and $35.8 million principal balance of variable funding notes.
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
The interest on the variable funding notes is based on one-month LIBOR, (or, in certain circumstances, the higher of (i) the prime rate and (ii) the federal funds rate plus 0.50%) plus a per annum margin ranging from approximately 1.85% to 3.92%. The maximum permitted principal balance of the variable funding notes that can be drawn at any given time is dependent upon the amount of eligible collateral owned by the issuer of the notes and may not exceed $400.0 million in the aggregate. We may repay and redraw the variable funding notes issued for 364-days from and including October 5, 2016, subject to the satisfaction of various funding conditions including the Parent Company not being in default under warehouse, repurchase, credit or other similar agreements relating to indebtedness in certain amounts and there being no breaches or representations, warranties and covenants by us under the GTAAFT transaction agreements. If such 364-day period is not extended, the variable funding notes will become due and payable on October 4, 2017.

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
The facility's base indenture and indenture supplements include facility events of default and target amortization events customary for financings of this type. The target amortization events include, among other events, events related to breaches of representations, covenants and certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and the applicable indenture supplement, and with respect to the variable funding notes, defaults under certain other material indebtedness, material judgments, certain financial tests, and change of control. Upon the occurrence of a target amortization event for any series of notes, such series of notes enter into a scheduled amortization period. In the case of the variable funding notes, one third of the outstanding principal balance of the variable funding notes at the time of the occurrence of the target amortization event is payable on the first three monthly payment dates occurring after the occurrence of such target amortization event. In the case of the term notes, one twelfth of the outstanding principal balance of the term notes at the time of the occurrence of the target amortization event is payable on the first twelve monthly payment dates occurring after the occurrence of such target amortization event. Failure to make requisite payments on the notes following the occurrence of a target amortization event could lead to an event of default. Upon the occurrence of an event of default, specified percentages of noteholders have the right to terminate all commitments and accelerate the notes under the base indenture, enforce their rights with respect to the collateral and take certain other actions. The events of default include, among other events, the occurrence of any failure to make payments (subject to certain cure periods and including balances due after the occurrence of a target amortization event), failure of Ditech Financial to satisfy various deposit and remittance obligations as servicer of certain mortgage loans, the requirement of the issuer to be registered as an "investment company" under the Investment Company Act of 1940, as amended, certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and applicable indenture supplement, removal of Ditech Financial’s status as an approved seller or servicer by either Fannie Mae or Freddie Mac and bankruptcy events.
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
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest and servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in March 2017 and expires on March 31, 2018. If not renewed in 2018, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At March 31, 2017, we had borrowings of $65.7 million under the Early Advance Reimbursement Agreement, which has a capacity of $100.0 million.
Other Servicing Advance Facilities
Ditech Financial has three additional servicing advance facilities through several lenders that are used to fund servicer and protective advances that are its responsibility under certain servicing agreements. These servicing advance facilities had an aggregate capacity amount of $175.0 million at March 31, 2017. The interest rates are primarily based on LIBOR plus between 2.50% and 3.00% and have various expiration dates from August 2017 to July 2018. One of these servicing advance facilities, with total borrowing capacity of $75.0 million, is non-recourse to us. At March 31, 2017, we had borrowings of $122.8 million under these facilities.

Mortgage Loan Originations Business
Master Repurchase Agreements
Ditech Financial utilizes master repurchase agreements to fund the origination and purchase of residential loans. These agreements were entered into by Ditech Financial and various warehouse lenders. Our five repurchase agreements had an aggregate capacity of $2.0 billion at March 31, 2017. At March 31, 2017, the interest rates under our repurchase agreements were primarily based on LIBOR plus between 2.10% and 3.00% and have various expiration dates from May 2017 to March 2018. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume; however, there can be no assurance that these facilities will be available to us in the future. At March 31, 2017, $1.1 billion of the aggregate capacity has been provided on an uncommitted basis. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Ditech Financial under its master repurchase agreements are guaranteed by the Parent Company. We had $950.1 million of short-term borrowings under these master repurchase agreements at March 31, 2017, which included $89.7 million of borrowings utilizing uncommitted funds.
Based on our projected future funding needs, in February 2017 we entered in to amendments with one of our lenders to, among other things, shift $100.0 million of uncommitted capacity under a Ditech Financial master repurchase agreement with such lender to a RMS master repurchase agreement with such lender.
Our ability to utilize our master repurchase facilities from time to time depends, among other things, upon us being able to make representations and warranties as to our solvency, the accuracy of information we have furnished, no material adverse changes having occurred, maintenance of our approved seller/servicer status with GSEs, no notices of adverse actions having been received from GSEs or agencies, the adequacy of our control program, our ability to service loans in accordance with accepted servicing practices and our compliance with applicable laws. All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. The three Ditech Financial master repurchase agreements that contain profitability covenants were amended to allow for a net loss under such covenants for the quarters ended December 31, 2016 and March 31, 2017. Without these amendments, Ditech Financial would not have been in compliance with these covenants for the quarter ended March 31, 2017. These amendments, among other things, also decrease our advance rate under certain facilities, and require us to maintain additional cash in a deposit account for one of the facilities. This cash is included in restricted cash on the consolidated balance sheets. As a result of obtaining these amendments, Ditech Financial was in compliance with all financial covenants relating to master repurchase agreements at March 31, 2017.
We are dependent on the ability to secure warehouse facilities on acceptable terms and to renew, replace or resize existing facilities as they expire. If we fail to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. We intend to renew, replace, or expand our facilities and may seek waivers or amendments in the future, if necessary. We have plans in place to strengthen our operating results under our new leadership team, including transformation of our originations business as well as cost reduction efforts and servicing efficiency initiatives; however, there can be no assurance that these or others actions will be successful.
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

Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At March 31, 2017, our maximum exposure to repurchases due to potential breaches of representations and warranties was $65.1 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through March 31, 2017 adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Balance at beginning of the period	$22,094	$23,145
Provision for new sales	1,795	4,713
Change in estimate of existing reserves (1)	(1,776)	(673)
Net realized losses on repurchases	(551)	(79)
Balance at end of the period	$21,562	$27,106
__________

(1)
The change in estimate of existing reserves during the three months ended March 31, 2017 primarily relates to portfolio performance, voluntary loan payoffs and paydowns, clean loan reviews, and loans meeting certain age triggers which reduces estimated loss exposure.

Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	29	$5,974	30	$6,225
Repurchases and indemnifications	(10)	(1,913)	(10)	(1,846)
Claims initiated	22	4,027	49	11,834
Rescinded	(19)	(3,524)	(29)	(5,747)
Balance at end of the period	22	$4,564	40	$10,466
The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at March 31, 2017 based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Unpaid Principal Balance
2013	$9,370,908
2014	11,935,370
2015	19,538,346
2016	19,226,800
2017	5,069,474
Total	$65,140,898

Reverse Mortgage Business
Master Repurchase Agreements
Through RMS's warehouse facilities under master repurchase agreements we finance the origination or purchase of reverse loans and repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. At March 31, 2017, the two facilities had an aggregate capacity of $400.0 million, all of which could be used to repurchase HECMS and real estate owned from Ginnie Mae securitization pools. At March 31, 2017, the interest rates on the facilities were based on LIBOR or other applicable index plus between 2.75% and 3.25% and have expiration dates from May 2017 to February 2018. These facilities are secured by the underlying assets and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from proceeds received on the securitization of the underlying reverse loans, claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan origination volume and repurchases; however, there can be no assurance that these facilities will be available to us in the future. At March 31, 2017, $200.0 million of the aggregate capacity has been provided on an uncommitted basis, and as such, to the extent these funds are requested to purchase or originate reverse loans or repurchase HECMs and real estate owned from Ginnie Mae securitization pools, the counterparties have no obligation to fulfill such request. We had $144.5 million of borrowings under these master repurchase agreements at March 31, 2017, which included $124.5 million of borrowings relating to repurchases of HECMs and real estate owned and $3.5 million of borrowings utilizing uncommitted funds. All obligations of RMS under the master repurchase agreements are guaranteed by the Parent Company.
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
Based on our projected future funding needs, in February 2017 we entered into amendments with one of our lenders to, among other things, shift $100.0 million of uncommitted capacity under a Ditech Financial master repurchase agreement with such lender to a master repurchase agreement between RMS and such lender. The amendment to the RMS master repurchase agreement also served to, among other things, renew such warehouse facility for another approximately one-year term and lower the required adjusted EBITDA (as determined pursuant to this agreement). In April 2017, in order to access uncommitted funds on this facility, we entered into an additional amendment with the lender. This amendment, among other things, reduced our advance rates and shortened the maximum time loans can remain outstanding on the facility.
All of RMS's master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants relating to RMS. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. RMS was in compliance with all financial covenants relating to master repurchase agreements at March 31, 2017.
We are dependent on our ability to secure warehouse facilities on acceptable terms and to renew, replace or resize existing facilities as they expire. If we fail to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. We intend to renew and expand our existing facilities and may seek waivers or amendments in the future, if necessary. We have plans in place to strengthen our operating results under our new leadership team, including cost reduction efforts and servicing efficiency initiatives; however, there can be no assurance that these or others actions will be successful.
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At March 31, 2017, we had $9.8 billion in unpaid principal balance outstanding on the HMBS related obligations. At March 31, 2017, $9.7 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.

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
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within a short timeframe of repurchase. Nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid. We currently rely upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these loans. Given continued growth in the number and amount of our reverse loan repurchases, we may seek additional, or expansion of existing, master repurchase or similar agreements and/or may seek to access the securitization market to provide financing capacity for future required loan repurchases. The timing and amount of our obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan.
Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Balance at beginning of the period	$419,481	$233,594
Repurchases and other additions (1)	241,297	126,980
Liquidations	(129,390)	(70,594)
Balance at end of the period	$531,388	$289,980
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.
Our repurchases of reverse loans and real estate owned have increased significantly during the three months ended March 31, 2017 as compared to the same period in 2016. We expect a continued increase to repurchase requirements due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount. We have $255.5 million available under our master repurchase agreements as of March 31, 2017 for repurchases of loans. We expanded our existing lines and other financing structures by $100.0 million in February 2017 to accommodate future repurchase requirements, with a corresponding $100.0 million reduction in one of Ditech Financial's master repurchase agreements. In April 2017, in order to access uncommitted funds on one of our facilities, we entered into an amendment with the lender that, among other things, reduced our advance rates and shortened the maximum time loans can remain outstanding on the facility. There can be no assurance that we will be able to maintain or expand our borrowing capacity to fund loan repurchases.
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

As servicer of reverse loans, we are also obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $1.2 billion at March 31, 2017, which includes $1.0 billion in capacity that was available to be drawn by borrowers at March 31, 2017 and $200.8 million in capacity that will become eligible to be drawn by borrowers through the twelve months ending April 1, 2018 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
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
Term Loans and Revolver
We have a 2013 Term Loan in the original principal amount of $1.5 billion and a $100.0 million 2013 Revolver. Our obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on our consolidated balance sheets. The balance outstanding on the 2013 Term Loan was $1.4 billion at March 31, 2017.
The material terms of our 2013 Secured Credit Facilities are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
2013 Revolver(1)	LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018
__________

(1)
Under the 2013 Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, we must satisfy both a specified Interest Coverage Ratio and a specified Total Leverage Ratio on a pro forma basis after giving effect to the borrowing. As of March 31, 2017, we did not satisfy these ratios, and as a result the maximum amount we would have been able to borrow on the 2013 Revolver was $20.0 million, of which $12.5 million remained available after utilization for issued letters of credit.

An amount of up to $20.0 million under the 2013 Revolver is available to be used for the issuance of LOCs. Any amounts outstanding in issued LOCs reduce availability for cash borrowings under the 2013 Revolver. At March 31, 2017, we had no borrowings under the 2013 Revolver and $7.5 million outstanding in issued LOCs, and had remaining availability under the 2013 Revolver of $12.5 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year. The 2013 Secured Credit Facilities contain restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase our capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, prepay certain indebtedness (including the Senior Notes and the Convertible Notes), and consolidate or merge with or into, or sell all or substantially all of our assets to, another person. These covenants are subject to a number of important limitations and exceptions. The 2013 Secured Credit Facilities also contain customary events of default, including the failure to make timely payments on the 2013 Term Loan and 2013 Revolver or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.
Under the 2013 Term Loan, we are required to make a principal payment based on Excess Cash Flow of the preceding year. Depending on the Total Net Leverage Ratio for the year, a principal payment of between zero and fifty percent of Excess Cash Flow is required to be made during the first quarter of the following year, and no later than the third business day subsequent to delivery of the financial statements. During the first quarter of 2017, we made a principal payment of $21.3 million on the 2013 Term Loan, relating to the 2016 Excess Cash Flow.

Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of Senior Notes, which pay interest semi-annually at an interest rate of 7.875% and mature on December 15, 2021. The balance outstanding on the Senior Notes was $538.7 million at March 31, 2017.
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
The Senior Notes Indenture contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends on or redeem or repurchase our capital stock, make certain types of investments, create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries, incur certain liens, sell or otherwise dispose of certain assets, enter into transactions with affiliates, enter into sale and leaseback transactions, prepay subordinated indebtedness (including the Convertible Notes), and consolidate or merge with or into, or sell all or substantially all of our assets to, another person. These covenants are subject to a number of important limitations and exceptions. The Senior Notes Indenture also contains customary events of default, including the failure to make timely payments on the Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency. We were in compliance with all covenants contained in the Senior Notes Indenture at March 31, 2017.
Convertible Notes
In October 2012, we closed on a registered underwritten public offering of $290.0 million aggregate principal amount of Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per annum, and mature on November 1, 2019.
Prior to May 1, 2019, the Convertible Notes will be convertible only upon specified events including the satisfaction of a sales price condition, satisfaction of a trading price condition or specified corporate events and during specified periods, and, on or after May 1, 2019, at any time. The Convertible Notes will initially be convertible at a conversion rate of 17.0068 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $58.80 per share, which is a 40% premium to the public offering price of our common stock in the 2012 Common Stock Offering of $42.00. Upon conversion, we may pay or deliver, at our option, cash, shares of our common stock, or a combination of cash and shares of common stock. It is our intent to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of conversion value over the principal amount in shares of common stock.
The balance outstanding on the Convertible Notes was $242.5 million at March 31, 2017.
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The total unpaid principal balance of mortgage-backed debt was $924.4 million at March 31, 2017.

At March 31, 2017, mortgage-backed debt was collateralized by $942.3 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. Under the mortgage-backed debt issued by the Non-Residual Trusts, we have certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. We expect to call these securitizations beginning in 2017 and continuing through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The majority of the call obligations in 2017 are anticipated to occur during the second half of the year. At March 31, 2017, the total estimated outstanding balance of the residential loans expected to be called at the respective call dates is $418.2 million. We estimate call obligations of $101.4 million, $253.8 million and $63.0 million during the years ending December 31, 2017, 2018 and 2019, respectively. Remaining call obligations in 2017 are estimated to be $9.9 million, $18.8 million and $72.7 million in the second, third and fourth quarters, respectively. We expect to use available cash to settle the $9.9 million call obligation during the second quarter of 2017 and are reviewing a number of potential alternatives to resolve our obligation with respect to the remaining mandatory clean-up calls. At this time, we cannot provide any assurances as to whether any of these potential alternatives may be implemented.
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
After taking into account the waivers mentioned at Note 8 to the Consolidated Financial Statements, all of our subsidiaries were in compliance with all of their capital requirements at March 31, 2017.
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

Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	For the Three Months Ended March 31,
	2017	2016	Variance
Cash flows provided by operating activities:
Net income (loss) adjusted for non-cash operating activities	$(77,231)	$18,959	$(96,190)
Changes in assets and liabilities	109,867	(80,274)	190,141
Net cash provided by originations activities (1)	114,096	264,050	(149,954)
Cash flows provided by operating activities	146,732	202,735	(56,003)
Cash flows provided by investing activities	381,092	57,947	323,145
Cash flows used in financing activities	(515,248)	(269,092)	(246,156)
Net increase (decrease) in cash and cash equivalents	$12,576	$(8,410)	$20,986
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sales and payments.
Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net income (loss) adjusted for non-cash items. Cash provided by operating activities decreased $56.0 million during the three months ended March 31, 2017 as compared to the same period of 2016. The decrease in cash provided by operating activities was primarily a result of lower cash proceeds received from sales of and payments on residential loans held for sale and lower cash provided by net income (loss) adjusted for non-cash items, partially offset by an increase in cash related to a higher decrease in servicer and protective advances resulting largely from lower seasonal disbursement volume and continued borrower payments.
Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Cash provided by investing activities increased $323.1 million during the three months ended March 31, 2017 as compared to the same period of 2016. Cash provided by principal payments received on reverse loans held for investment, net of purchases and originations, increased $130.3 million primarily as a result of higher principal repayments and payments received for loans conveyed to HUD and a lower funded volume of reverse loans. In addition, we received cash proceeds of $131.1 million from the sale of our insurance business and cash proceeds of $29.7 million from the sale of servicing rights during the three months ended March 31, 2017.
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash used in financing activities increased by $246.2 million during the three months ended March 31, 2017 as compared to the same period of 2016. Cash payments on HMBS related obligations, net of cash generated from the securitization of reverse loans, increased $178.3 million primarily as a result of a lower volume of reverse loan securitizations due to our exit from the reverse mortgage originations business in December 2016 and an increase in the repurchase of certain HECMs and real estate owned from securitization pools. Net cash payments on servicing advance liabilities used to fund advances of our servicing business increased $93.4 million due to the net pay down of our advance facilities resulting from a higher decrease in advance balances resulting largely from lower seasonal disbursement volume and continued borrower payments.

Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, we bear any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 3 and 11 to the Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information regarding these transactions.
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
We held real estate owned, net of $97.4 million, $12.0 million and $0.7 million in the Reverse Mortgage and Servicing segments and the Other non-reportable segment, respectively, at March 31, 2017. We held real estate owned, net of $90.7 million, $12.9 million and $1.0 million in the Reverse Mortgage and Servicing segments and the Other non-reportable segment, respectively, at December 31, 2016.
A nonperforming reverse loan for which the maximum claim amount has not been met is generally foreclosed upon on behalf of Ginnie Mae with the real estate owned remaining in the securitization pool until liquidation. Although performing and nonperforming loans are covered by FHA insurance, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. In addition, in certain circumstances, we may be subject to real estate price risk to the extent we are unable to liquidate real estate owned within the FHA program guidelines. We attempt to mitigate this risk by monitoring the aging of real estate owned and managing our marketing and sales program based on this aging. The growth in the real estate owned portfolio held by the Reverse Mortgage segment was due to the increased flow of HECMs that move through the foreclosure process.
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

	Moody's	S&P
Corporate / CCR	Caa1	CCC
Senior Secured Debt	B3	CCC
Senior Unsecured Debt	Caa2	CC
Outlook	Negative	Negative
Date of Last Action	March 2017	March 2017
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

	Moody's	S&P
Residential Prime Servicer	—	—
Residential Subprime Servicer	SQ3+	Above Average
Residential Special Servicer	—	Above Average
Residential Second/Subordinated Lien Servicer	SQ2-	Above Average
Manufactured Housing Servicer	SQ2-	Above Average
Residential HLTV Servicer	—	—
Residential HELOC Servicer	—	—
Residential Reverse Mortgage Servicer	—	Strong (1)
Outlook	Not on review	Negative
Date of Last Action	December 2015	April 2017
__________

(1)	S&P last affirmed its rating for RMS as a residential reverse mortgage servicer in November 2015 with a stable outlook.

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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheets. Refer to Notes 3 and 11 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO, which provided financing to us from 2014 to 2016 through the sale of excess servicing spreads and servicing rights. In addition, we performed subservicing for WCO through 2016. Refer to Notes 6 and 13 to the Consolidated Financial Statements for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Included in Note 5 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2016 are descriptions of our variable interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of such VIEs.
Critical Accounting Estimates
The critical accounting estimates used in preparation of our consolidated financial statements are described in the Critical Accounting Estimates section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 14, 2017. There have been no material changes to our critical accounting policies or estimates and the methodologies or assumptions we apply under them.

Glossary of Terms
This Glossary of Terms includes acronyms and defined terms that are used throughout this Quarterly Report on Form 10-Q.

2013 Credit Agreement
Credit agreement entered into on December 19, 2013 among the Company, Credit Suisse AG, as administrative agent and collateral agent, the lenders from time to time party thereto and other parties thereto

2013 Revolver	Senior secured revolving credit facility entered into on December 19, 2013, as amended

2013 Term Loan	Senior secured first lien term loan entered into on December 19, 2013, as amended

2013 Secured Credit Facilities	2013 Term Loan and 2013 Revolver, collectively

Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure; refer to Non-GAAP Financial Measures section under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a complete description of this metric, including how management uses this non-GAAP financial measure and some of the important limitations of this non-GAAP financial measure as an analytical tool

Adjusted Earnings (Loss)
Adjusted earnings or loss before taxes, a non-GAAP financial measure; refer to Non-GAAP Financial Measures section under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a complete description of this metric, including how management uses this non-GAAP financial measure and some of the important limitations of this non-GAAP financial measure as an analytical tool

Assurant	Assurant, Inc.

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

CCR	Corporate credit rating

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 1 of this Form 10-Q

Convertible Notes	4.50% convertible senior subordinated notes due 2019 sold in a registered underwritten public offering on October 23, 2012

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

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

EBITDA	Earnings before interest, taxes, depreciation, and amortization
Early Advance Reimbursement

Agreement	Financing facility between Ditech Financial and Fannie Mae

ECOA	Equal Credit Opportunity Act

EFTA	Electronic Fund Transfer Act

Excess Cash Flow	Excess Cash Flow as defined under the 2013 Credit Agreement

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Notes
New issue of registered notes with identical terms of the Company's $575 million aggregate principal amount of 7.875% Senior Notes due 2021, except that they will not be subject to certain restrictions on transfer

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FCRA	Fair Credit Reporting Act

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

Final HECM Rule	The FHA's Strengthening the Home Equity Conversion Mortgage Program, published by HUD on January 19, 2017

Forward sales commitments	Forward sales of agency to-be-announced securities, a freestanding derivative financial instrument

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

GMBS	Government National Mortgage Association mortgage-backed securities

Green Tree Servicing
Green Tree Servicing LLC; former name of Ditech Financial. Ditech Mortgage Corp and DT Holdings LLC were merged with and into Green Tree Servicing LLC, with Green Tree Servicing LLC continuing as the surviving entity, which was renamed Ditech Financial LLC

GSE	Government-sponsored entity

GTAAFT Facility	Green Tree Agency Advance Funding Trust financing facility

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HELOC	Home equity line of credit

HLTV	High loan-to-value

HMBS	Home Equity Conversion Mortgage-Backed Securities

HUD	U.S. Department of Housing and Urban Development

Interest Coverage Ratio	Interest Coverage Ratio as defined under the 2013 Credit Agreement

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service
"Know Before You Owe"

mortgage disclosure rule	Mortgage disclosure rule amending Regulation X of RESPA and Regulation Z of TILA to integrate certain mortgage loan disclosure forms and requirements, which became effective October 3, 2015

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

Moody's	Moody's Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

N/A	Not applicable

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NRM	New Residential Mortgage LLC, a wholly owned subsidiary of New Residential Investment Corp., a Delaware Corporation

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

REO	Real estate owned

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

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

SEC	U.S. Securities and Exchange Commission

Section 382	Section 382 of the Internal Revenue Code

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated as of December 17, 2013 among the Company, the guarantors and Wells Fargo Bank, National Association, as trustee

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

Tails	Participations in previously securitized HECMs created by additions to principal for borrower draws on lines of credit, interest, servicing fees, and mortgage insurance premiums

TBAs	To-be-announced securities

TCPA	Telephone Consumer Protection Act

TILA	Truth in Lending Act

Total Leverage Ratio	Total Leverage Ratio as defined under the 2013 Credit Agreement

UPB	Unpaid principal balance

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

USDA	United States Department of Agriculture

VA	United States Department of Veteran Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.

Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015 and amended and restated on March 31, 2016

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We seek to manage the risks inherent in our business — including, but not limited to, credit risk, liquidity risk, real estate market risk, and interest rate risk — in a prudent manner designed to enhance our earnings and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. For information regarding our credit risk, real estate market risk and liquidity risk, refer to the Credit Risk, Real Estate Market Risk and Liquidity and Capital Resources sections under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following tables summarize the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	March 31, 2017
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(113,474)	$(49,815)	$39,810	$73,872
Net change in fair value - Servicing segment	$(113,474)	$(49,815)	$39,810	$73,872

Originations segment
Residential loans held for sale	$15,923	$9,192	$(11,005)	$(23,850)
Freestanding derivatives (1)	(22,233)	(11,457)	11,388	24,076
Net change in fair value - Originations segment	$(6,310)	$(2,265)	$383	$226

Reverse Mortgage segment
Reverse loans	$109,432	$58,019	$(42,098)	$(90,896)
HMBS related obligations	(86,907)	(45,310)	36,247	76,250
Net change in fair value - Reverse Mortgage segment	$22,525	$12,709	$(5,851)	$(14,646)

	December 31, 2016
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(115,168)	$(51,147)	$41,295	$76,804
Net change in fair value - Servicing segment	$(115,168)	$(51,147)	$41,295	$76,804

Originations segment
Residential loans held for sale	$21,851	$12,410	$(14,099)	$(29,869)
Freestanding derivatives (1)	(28,898)	(15,606)	14,949	30,292
Net change in fair value - Originations segment	$(7,047)	$(3,196)	$850	$423

Reverse Mortgage segment
Reverse loans	$110,485	$54,754	$(53,822)	$(106,714)
HMBS related obligations	(90,327)	(44,867)	44,287	87,983
Net change in fair value - Reverse Mortgage segment	$20,158	$9,887	$(9,535)	$(18,731)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used March 31, 2017 and December 31, 2016 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. We do not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights, but we may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The servicing rights carried at fair value sensitivity to interest rate changes has remained relatively consistent at March 31, 2017 as compared to December 31, 2016.

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
Other Financial Instruments
For quantitative and qualitative disclosures about interest rate risk on other financial instruments, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 14, 2017. These risks have not changed materially since December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2017.
The Company had previously identified a material weakness in internal control over financial reporting that was described in Management’s Report on Internal Control Over Financial Reporting which was included in the Company’s Form 10-K for the year ended December 31, 2016 together with various corrective actions that are being undertaken in order to remediate the material weakness. However, because these remedial actions are not yet complete and have not yet been tested, the Company has not been able to conclude that this material weakness has been remediated. Therefore, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
Other than with respect to the matters outlined above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of the Material Weakness in Internal Control Over Financial Reporting
During the fourth quarter of 2016, the Company began placing new leadership throughout Ditech Financial to strengthen operations and improve oversight of controls and processes throughout the business. The Company is in the process of designing and implementing certain remediation measures to address the material weakness and enhance the Company’s internal control over financial reporting. Management, with the oversight of our Audit Committee, is taking the following actions to improve the design and operating effectiveness of our internal control in order to remediate the material weakness:

•	Management is designing, documenting, and implementing control procedures related to the review of foreclosure liens, foreclosure related advance coding, and bankruptcy plans.

•	Management will test and evaluate the design and operating effectiveness of control procedures throughout the default servicing function.

•	Management will assess the effectiveness of the remediation plan.
Management is implementing the remediation measures outlined above with an expected completion date of no later than December 31, 2017. Management believes the remediation measures will strengthen the Company's internal control over financial reporting and remediate the material weakness identified. If management is unsuccessful in implementing the new controls to address the material weakness and to strengthen the overall internal control environment with respect to Ditech Financial default servicing, our financial condition and results of operations may result in inaccurate and untimely reporting. Management will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that management deems appropriate given the circumstances.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, and expect that, from time to time, we will continue to be, involved in litigation, arbitration, examinations, inquiries, investigations and claims. These include pending examinations, inquiries and investigations by governmental and regulatory agencies, including but not limited to the SEC, state attorneys general and other state regulators, Offices of the U.S. Trustees and the CFPB, into whether certain of our residential loan servicing and originations practices, bankruptcy practices and other aspects of its business comply with applicable laws and regulatory requirements.
From time to time, we have received and may in the future receive subpoenas and other information requests from federal and state governmental and regulatory agencies that are examining or investigating us. We cannot provide any assurance as to the outcome of these exams or investigations or that such outcomes will not have a material adverse effect on our reputation, business, prospects, results of operations, liquidity or financial condition.
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
On July 27, 2016, RMS received a letter from the New York Department of Financial Services requesting information on RMS's reverse mortgage servicing business in New York, and we are cooperating with this inquiry.
RMS received a subpoena dated March 30, 2017 from the Office of the Attorney General of the State of New York requiring RMS to produce documents and information relating to, among other things, the servicing of HECMs insured by the FHA during the period since January 1, 2012. We are cooperating with this inquiry.
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
Since mid-2014, we have received subpoenas for documents and other information requests from the offices of various state attorneys general who have, as a group and individually, been investigating our mortgage servicing practices. We have provided information in response to these subpoenas and requests and have had discussions with representatives of the states involved in the investigations to explain our practices. We cannot predict whether litigation or other legal proceedings will be commenced by, or an agreement will be reached with, one or more states in relation to these investigations. Any legal proceedings and any agreement resolving these matters could have a material adverse effect on our reputation, business, prospects, results of operation, liquidity and financial condition.

We are involved in litigation, including putative class actions, and other legal proceedings concerning, among other things, lender-placed insurance, private mortgage insurance, bankruptcy practices, employment practices, the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the TCPA, the Fair Credit Reporting Act, TILA, RESPA, EFTA, the ECOA, and other federal and state laws and statutes. In Sanford Buckles v. Green Tree Servicing LLC and Walter Investment Management Corporation, filed on August 18, 2015 in the U.S. District Court for the District of Nevada, Ditech Financial (the Parent Company has since been dismissed) is subject to a putative class action suit alleging that Ditech Financial, within the three years prior to the filing of the complaint, improperly recorded phone calls received from, and/or made to, persons in Nevada at the time of the call, and did so without their prior consent in violation of Nevada state law. The plaintiff in this suit, on behalf of himself and others similarly situated, seeks punitive damages, statutory penalties and attorneys’ fees. Ditech Financial moved to dismiss the complaint, and the court determined that the relevant issue is a question of Nevada law to be decided by the Nevada Supreme Court. Accordingly, further proceedings in the U.S. District Court are stayed pending a decision by the Nevada Supreme Court.
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
The Board of Directors of the Company received a letter dated June 15, 2016 from counsel to a stockholder demanding that the Board assert legal claims against certain current and former directors and officers of the Company. The stockholder alleged that these directors and officers breached their fiduciary duties by failing to oversee our operations and internal controls regarding its loan servicing, loan origination, reverse mortgage and financial reporting practices. On June 27, 2016, the Board formed an Evaluation Committee to consider and make a recommendation to the Board concerning the stockholder demand. On November 11, 2016, the Evaluation Committee recommended that the Board refuse the demand, and the Board adopted the Evaluation Committee’s recommendation. The demanding stockholder’s counsel has been informed of the Board’s determination.
Three federal securities fraud complaints have been filed against the Company. Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 1:17-cv-20997 was filed in the Southern District of Florida on March 16, 2017, Emil Bonomi, et al. vs. Walter Investment Management Corporation, et al., Case No 8:17-cv-00645 was filed in the Middle District of Florida on March 17, 2017, and Joseph Petrovets, et al. vs. Walter Investment Management Corp., et al., Case No 8:17-cv-00695 was filed in the Middle District of Florida on March 24, 2017. All three complaints name the Company, George M. Awad, Denmar J. Dixon, and Gary L. Tillett as defendants, and the Elkin and Petrovets complaints also name Anthony N. Renzi as a defendant. All three complaints seek monetary damages and assert claims under Sections 10(b) and 20(a) of the Exchange Act. The complaints allege (i) that the defendants made materially false and misleading statements and omissions about our internal controls over financial reporting related to Ditech Financial, (ii) that these statements artificially inflated the price of the Company’s common stock, and (iii) that when the Company disclosed that it discovered a material weakness in its internal controls on March 14, 2017, the Company’s stockholders suffered losses because the price of the Company’s common stock dropped by approximately 38% or $1.30 per share. The Petrovets complaint also alleges that defendants made materially false and misleading statements and omissions concerning RMS’s alleged violation of the False Claims Act. On May 2, 2017, the Court in the Elkin action transferred that action to the Eastern District of Pennsylvania, and the plaintiffs in the Bonomi and Petrovets actions agreed to dismiss their actions without prejudice and coordinate the pursuit of their claims with the claims in the Elkin action in the Eastern District of Pennsylvania. The Bonomi action was dismissed on May 4, 2017, and the Petrovets action was dismissed on May 9, 2017.

The outcome of all of our regulatory matters, litigations and other legal proceedings (including putative class actions) is uncertain, and it is possible that adverse results in such proceedings (which could include restitution, penalties, punitive damages and injunctive relief affecting our business practices) and the terms of any settlements of such proceedings could, individually or in the aggregate, have a material adverse effect on our reputation, business, prospects, results of operations, liquidity or financial condition. In addition, governmental and regulatory agency examinations, inquiries and investigations may result in the commencement of lawsuits or other proceedings against us or our personnel. Although we have historically been able to resolve the preponderance of its ordinary course litigations on terms it considered acceptable and individually not material, this pattern may not continue and, in any event, individual cases could have unexpected materially adverse outcomes, requiring payments or other expenses in excess of amounts already accrued. Certain of the litigations against us include claims for substantial compensatory, punitive and/or statutory damages, and in many cases the claims involve indeterminate damages. In some cases, including in some putative class actions, there could be fines or other damages for each separate instance in which a violation occurred. Certification of a class, particularly in such cases, could substantially increase our exposure to damages. We cannot predict whether or how any legal proceeding will affect our business relationship with actual or potential customers, our creditors, rating agencies and others. In addition, cooperating in, defending and resolving these legal proceedings consume significant amounts of management time and attention and could cause us to incur substantial legal, consulting and other expenses and to change our business practices, even in cases where there is no determination that our conduct failed to meet applicable legal or regulatory requirements.
For a description of certain legal proceedings, please see Note 11 to the Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
You should carefully review and consider the risks and uncertainties described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which are risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity and results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic report constitute forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
Risks Related to Our Organization and Structure
Our deferred tax assets may be impaired if we have a significant change in our stockholder base and this could inhibit certain acquisitions of our stock.
We, and certain of our subsidiaries, have deferred tax assets, including a significant amount of tax loss carryforwards and unrealized tax losses for U.S. federal income tax purposes that may potentially provide valuable tax benefits to the Company. In the event that an "ownership change" occurs for purposes of Section 382, our ability to use pre-ownership change losses to offset future taxable income could be significantly limited, which could have a material adverse effect on our financial results, liquidity and market value. In general, an ownership change occurs if there is a change in ownership of more than 50% during any cumulative three-year period. Under Section 382, ownership changes are generally determined by reference to the shares acquired and disposed of by stockholders deemed to own 5% or more of our common stock. Whether an ownership change occurs by reason of trading in our stock or otherwise is largely outside our control. The determination of whether an ownership change has occurred is complex. Based on our recent analysis, we estimate that our owner shift during the applicable look back period under Section 382 was approximately 18% at December 31, 2016. However, we note that this is based on imperfect information and that we continue to refine our analysis; thus, we cannot provide any assurance that our owner shift estimate is accurate. No assurance can be given that we have not experienced, or will not in the future experience, an ownership change. In addition, the possibility of triggering an ownership change may inhibit a party from acquiring our shares or making a proposal to acquire our shares.
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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: May 10, 2017	By:	/s/ Anthony N. Renzi
Anthony N. Renzi
Chief Executive Officer and President (Principal Executive Officer)

Dated: May 10, 2017	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

10.1	(1)	Amendment No. 2 to Subservicing Agreement between New Residential Mortgage LLC and Ditech Financial LLC, dated March 8, 2017.

10.2	(1)	Resignation Letter Agreement between Walter Investment Management Corp. and Jonathan F. Pedersen, dated March 24, 2017.

31.1	(1)	Certification by Anthony N. Renzi pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(1)	Certification by Anthony N. Renzi and Gary L. Tillett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(1)
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2017; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.