Form 10-Q/A
period 2016-06-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2017-08-09
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_______________________________________________________________________________________
Form 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
_______________________________________________________________________________________

EXPLANATORY NOTE
Certain acronyms and terms used throughout this Form 10-Q/A are defined in the Glossary of Terms located at the end of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Walter Investment Management Corp. is amending its Quarterly Report on Form 10-Q for the six months ended June 30, 2016 (hereinafter referred to as the Original Filing and, as amended, the Amended Filing), and separately amending its Annual Report on Form 10-K for the year ended December 31, 2016 as well as its Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2016 and March 31, 2017, in each case, to reflect a correction to the net deferred tax assets balance as described in further detail below as well as in Note 2 to the Consolidated Financial Statements. The Company reported that these previously issued financial statements contained in the Original Filings could no longer be relied upon in its Current Report on Form 8-K filed with the SEC on May 26, 2017. Further, as discussed in Note 2 to the Consolidated Financial Statements, the Company has also revised the amended quarterly reports for 2016 to include immaterial corrections of errors in its consolidated balance sheets related to insurance related receivables and payables.
The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates in each jurisdiction that applies to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the evaluation of the realizability of the Company's deferred tax assets for the six months ended June 30, 2016 performed in connection with the Original Filing, management concluded that a partial valuation allowance was necessary, and included such allowance in the Original Filing. Subsequent to the Original Filing, management discovered an error in the calculation of the valuation allowance on the deferred tax assets, which is discussed in further detail in Note 2 to the Consolidated Financial Statements. As a result of this error, it was determined that the valuation allowance should have been $257.6 million higher than what was originally recorded and reduced the deferred tax assets, net to $16.3 million from $273.8 million at June 30, 2016.
As explained in Note 2 to the Consolidated Financial Statements included within this Amended Filing, the Company is amending its Original Filing and restating the Consolidated Financial Statements contained in the Original Filing to correct the error noted above regarding the calculation of the valuation allowance on the deferred tax assets. This Amended Filing and the restated Consolidated Financial Statements contained herein reflect the corrected estimated net amount of deferred tax assets that are considered by Company management to be recoverable.
The cumulative impact of the non-cash adjustment to correct the aforementioned error was a reduction in the net deferred tax assets balance and a corresponding increase in accumulated deficit of approximately $257.6 million as of June 30, 2016. Net loss increased for the six months ended June 30, 2016 by $257.6 million, which increased the loss per share by $7.22.
As a result of the identification of the error that led to this Amended Filing, Company management determined that the Company did not maintain effective internal controls with respect to the operating effectiveness of the review of the tax calculations associated with the valuation allowance on the deferred tax asset balances and further determined that this control deficiency constitutes a material weakness in internal controls over financial reporting as of June 30, 2016. Refer to Item 9A in this Amended Filing for management's revised conclusions related to internal controls over financial reporting as of June 30, 2016.
The adjustment being made in this Amended Filing does not impact revenues, cash position or total cash flows from operating, investing or financing activities, or any metric considered by the Compensation and Human Resources Committee with respect to the determination of executive compensation for the year ended December 31, 2016.
As disclosed in Note 2 to the Consolidated Financial Statements, in light of the Company’s need to restate the aforementioned financial statements, the Company received waivers from each of its warehouse and advance facility lenders, and from the requisite holders of its term loans and senior unsecured notes to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting or arising from the restatement.

Management is required to evaluate its ability to continue as a going concern as of the date of issuance of financial statements. Accordingly, based on recent developments as described in Note 3, the Company has concluded that there is substantial doubt as to its ability to continue as a going concern. Refer to Note 3 for a more detailed description of the factors that resulted in this conclusion.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32, respectively.
This Amended Filing reflects the restatement of (i) the Company’s consolidated balance sheet at June 30, 2016, (ii) the consolidated statements of comprehensive loss; stockholders’ equity and cash flows for the year then ended, and (iii) the notes related thereto. For a more detailed description of these matters, see Note 2 to the Consolidated Financial Statements. Except for certain of the information appearing in this Explanatory Note and Note 3 to the Consolidated Financial Statements, this Amended Filing sets forth the Original Filing in its entirety, only amends Items 1, 2 and 4 of Part I, and Items 1A and 6 of Part II of the Original Filing to the extent necessary to reflect the adjustments described above and described in Note 2 to the Consolidated Financial Statements and to reflect recent developments specifically described in Note 3 to the Consolidated Financial Statements, does not reflect any events occurring after the filing date of the Original Filing and has not been updated or otherwise amended. Accordingly, the forward-looking statements included in this Amended Filing represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q/A

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (As Restated, See Note 2)
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Restated)	(Restated)
	(unaudited)
ASSETS
Cash and cash equivalents	$312,893	$202,828
Restricted cash and cash equivalents	209,898	708,099
Residential loans at amortized cost, net (includes $4,329 and $4,457 in allowance for loan losses at June 30, 2016 and December 31, 2015, respectively)	565,061	541,406
Residential loans at fair value	12,723,753	12,673,439
Receivables, net (includes $12,681 and $16,542 at fair value at June 30, 2016 and December 31, 2015, respectively)	192,103	137,190
Servicer and protective advances, net (includes $124,387 and $120,338 in allowance for uncollectible advances at June 30, 2016 and December 31, 2015, respectively)	1,334,202	1,631,065
Servicing rights, net (includes $1,255,351 and $1,682,016 at fair value at June 30, 2016 and December 31, 2015, respectively)	1,350,276	1,788,576
Goodwill	156,283	367,911
Intangible assets, net	77,910	84,038
Premises and equipment, net	103,642	106,481
Deferred tax assets, net	16,254	108,050
Other assets (includes $79,597 and $58,512 at fair value at June 30, 2016 and December 31, 2015, respectively)	256,031	200,364
Total assets	$17,298,306	$18,549,447
LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities (includes $36,408 and $6,475 at fair value at June 30, 2016 and December 31, 2015, respectively)	$597,864	$597,926
Servicer payables	158,654	603,692
Servicing advance liabilities	1,002,451	1,229,280
Warehouse borrowings	1,396,102	1,340,388
Servicing rights related liabilities at fair value	120,825	117,000
Corporate debt	2,159,947	2,157,424
Mortgage-backed debt (includes $548,067 and $582,340 at fair value at June 30, 2016 and December 31, 2015, respectively)	999,499	1,051,679
HMBS related obligations at fair value	10,717,148	10,647,382
Total liabilities	17,152,490	17,744,771
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 36,137,082 and 35,573,405 shares at June 30, 2016 and December 31, 2015, respectively	361	355
Additional paid-in capital	595,212	591,454
Retained earnings (accumulated deficit)	(450,611)	212,054
Accumulated other comprehensive income	854	813
Total stockholders' equity	145,816	804,676
Total liabilities and stockholders' equity	$17,298,306	$18,549,447

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

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (As Restated, See Note 2)
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
REVENUES
Net servicing revenue and fees	$31,936	$223,915	$(73,826)	$314,802
Net gains on sales of loans	100,176	119,399	184,653	244,626
Net fair value gains on reverse loans and related HMBS obligations	7,650	6,815	42,858	37,589
Interest income on loans	11,849	18,186	24,020	50,127
Insurance revenue	11,277	11,429	21,644	25,560
Other revenues	24,585	32,689	54,895	50,586
Total revenues	187,473	412,433	254,244	723,290

EXPENSES
Salaries and benefits	133,681	143,157	266,320	290,385
General and administrative	135,776	142,100	265,382	270,747
Goodwill impairment	215,412	56,539	215,412	56,539
Interest expense	64,400	68,665	128,648	143,536
Depreciation and amortization	14,540	16,093	28,963	32,725
Other expenses, net	1,897	1,401	4,403	5,448
Total expenses	565,706	427,955	909,128	799,380

OTHER GAINS (LOSSES)
Gain on extinguishment	—	—	928	—
Other net fair value gains (losses)	(819)	3,326	(2,963)	2,454
Other	(532)	(2,803)	(1,556)	8,959
Total other gains (losses)	(1,351)	523	(3,591)	11,413

Loss before income taxes	(379,584)	(14,999)	(658,475)	(64,677)
Income tax expense	110,379	23,120	4,190	4,450
Net loss	$(489,963)	$(38,119)	$(662,665)	$(69,127)

Comprehensive loss	$(489,947)	$(38,030)	$(662,624)	$(69,011)

Net loss	$(489,963)	$(38,119)	$(662,665)	$(69,127)

Basic and diluted loss per common and common equivalent share	$(13.68)	$(1.01)	$(18.57)	$(1.83)

Weighted-average common and common equivalent shares outstanding — basic and diluted	35,811	37,759	35,679	37,739
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (As Restated, See Note 2)
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount				Total
				(Restated)		(Restated)
Balance at January 1, 2016	35,573,405	$355	$591,454	$212,054	$813	$804,676
Net loss (As Restated)	—	—	—	(662,665)	—	(662,665)
Other comprehensive income, net of tax	—	—	—	—	41	41
Share-based compensation	—	—	5,705	—	—	5,705
Tax shortfall on share-based compensation	—	—	(1,237)	—	—	(1,237)
Share-based compensation issuances, net	563,677	6	(710)	—	—	(704)
Balance at June 30, 2016	36,137,082	$361	$595,212	$(450,611)	$854	$145,816
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, See Note 2)
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2016	2015
	(Restated)	(Restated)
Operating activities
Net loss	$(662,665)	$(69,127)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(42,858)	(37,589)
Amortization of servicing rights	7,236	13,978
Change in fair value of servicing rights	514,073	128,094
Change in fair value of servicing rights related liabilities	(12,724)	2,821
Change in fair value of charged-off loans	(14,296)	(8,656)
Other net fair value losses	6,815	2,455
Accretion of discounts on residential loans and advances	(1,845)	(5,221)
Accretion of discounts on debt and amortization of deferred debt issuance costs	16,195	15,495
Provision for uncollectible advances	22,356	28,185
Depreciation and amortization of premises and equipment and intangible assets	28,963	32,725
Provision for deferred income taxes	90,552	21,423
Share-based compensation	5,705	8,429
Purchases and originations of residential loans held for sale	(10,078,201)	(13,072,613)
Proceeds from sales of and payments on residential loans held for sale	10,239,448	12,698,437
Net gains on sales of loans	(184,653)	(244,626)
Gain on sale of investments	—	(8,959)
Goodwill impairment	215,412	56,539
Other	6,090	310

Changes in assets and liabilities
Increase in receivables	(62,619)	(46,448)
Decrease in servicer and protective advances	282,018	202,384
Decrease (increase) in other assets	(11,150)	17,186
Decrease in payables and accrued liabilities	(84,929)	(2,680)
Increase (decrease) in servicer payables, net of change in restricted cash	31,122	(1,298)
Cash flows provided by (used in) operating activities	310,045	(268,756)

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, See Note 2) (Continued)
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2016	2015
	(Restated)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
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
2. Restatement of Previously Issued Consolidated Financial Statements
The restatement of the Company's audited consolidated financial statements results from an error in the calculation of the valuation allowance on the net deferred tax assets balance. In determining the amount of the valuation allowance in the Original Filing, an error was made that resulted in the double-counting of expected future taxable income associated with the projected reversals of taxable temporary differences (i.e., deferred tax liabilities). Accordingly, the Company has revised its calculation to reflect the removal of the duplicative amounts, and reevaluated all sources of estimated future taxable income used to assess the recoverability of deferred tax assets under GAAP after taking into account both positive and negative evidence through the issuance date of the restated financial statements to consider the effect of the error.
The determination of the need for a valuation allowance in deferred tax assets under GAAP is highly judgmental and requires the subjective weighting of both positive and negative evidence relating to expectations about the recoverability of those assets. Management has reevaluated both positive and negative evidence through the issuance date of the restated financial statements regarding the use of all sources of future taxable income on the recoverability of its deferred tax assets after correcting for the duplication error. While judgments and estimates made at the time of the Original Filing, using then-available facts and circumstances, are considered to be reasonable and appropriate, the revised analysis has resulted in management's conclusion as of the restatement issuance date that only reversals of deferred tax liabilities and/or net operating loss carrybacks when available should be used as a source of income to recover its deferred tax assets.
Based on the revised calculation and analysis, the Company concluded that the valuation allowance on the deferred tax assets should be increased by $257.6 million which reduces the net deferred tax assets that are expected to be realized in the future. The impact of the adjustment was to reduce the overall net deferred tax assets balance by increasing the valuation allowance, and reducing the tax benefit recorded in the Company's previously issued consolidated statement of comprehensive loss.
The consolidated financial statements included in this Form 10-Q/A have been restated as of and for the three and six months ended June 30, 2016 to reflect the adjustment described above. The following statements present the effect of the restatement on (i) the consolidated balance sheet as of June 30, 2016, (ii) the consolidated statements of comprehensive loss; stockholders’ equity and cash flows for the six months ended June 30, 2016, and (iii) the notes related thereto. The impact to stockholders' equity is reflected below in the restated consolidated balance sheet.
Revision of Previously Issued Financial Statements
During the year ended December 31, 2016, the Company made immaterial corrections of errors in its consolidated balance sheet to insurance related receivables and payables. The insurance business was acquired in 2011. The accounting related to insurance premium receivables and carrier payables was maintained consistently with practices prior to the acquisition. As part of the potential sale transaction, certain agreements related to the insurance business were further reviewed and it was determined that the gross up of premiums and related carrier payables was not consistent with the terms of such agreements. Thus, the Company assessed the effect of the overstatement in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the overstatement was not material to the Company’s prior interim and annual financial statements. The Company corrected the overstatement in the year ended December 31, 2016 and revised its previously-issued financial statements for the year ended December 31, 2015. All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of the overstatement. Total assets and total liabilities at December 31, 2015 decreased by $42.1 million, which included a decrease in receivables, net of $77.2 million, an increase in servicer and protective advances, net of $35.2 million, and a decrease in payables and accrued liabilities of $42.1 million.

The Company revised the Consolidated Statements of Cash Flows for the six months ended June 30, 2015. All of the revisions were made to the changes in assets and liabilities included in cash flows provided by operating activities. For the six months ended June 30, 2015, cash flows from the change in receivables decreased by $4.0 million, while cash flows from the change in servicer and protective advances and change in payables and accrued liabilities increased by $0.3 million and $3.7 million, respectively. Adjustments to the Company's balance sheet as of June 30, 2016 and cash flows for the six months ended June 30, 2016 are included in the other adjustments column in the tables below.
The Company evaluated its internal controls over financial reporting as it related to this overstatement. The error in application of accounting guidance occurred at the time of acquisition of the insurance business. Subsequent controls over contract review were implemented in 2013 and deemed to be operating effectively as of December 31, 2016.

The following table presents the consolidated balance sheet as previously reported, restatement adjustments, other adjustments, and the consolidated balance sheet as restated as of June 30, 2016 (in thousands):

	June 30. 2016 (unaudited)
	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Cash and cash equivalents	$312,893	$—	$—	$312,893
Restricted cash and cash equivalents	209,898	—	—	209,898
Residential loans at amortized cost, net	565,061	—	—	565,061
Residential loans at fair value	12,723,753	—	—	12,723,753
Receivables, net	251,116	—	(59,013)	192,103
Servicer and protective advances, net	1,309,096	—	25,106	1,334,202
Servicing rights, net	1,350,276	—	—	1,350,276
Goodwill	156,283	—	—	156,283
Intangible assets, net	77,910	—	—	77,910
Premises and equipment, net	103,642	—	—	103,642
Deferred tax assets, net	273,816	(257,562)	—	16,254
Other assets	256,031	—	—	256,031
Total assets	$17,589,775	$(257,562)	$(33,907)	$17,298,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$631,771	$—	$(33,907)	$597,864
Servicer payables	158,654	—	—	158,654
Servicing advance liabilities	1,002,451	—	—	1,002,451
Warehouse borrowings	1,396,102	—	—	1,396,102
Servicing rights related liabilities at fair value	120,825	—	—	120,825
Corporate debt	2,159,947	—	—	2,159,947
Mortgage-backed debt	999,499	—	—	999,499
HMBS related obligations at fair value	10,717,148	—	—	10,717,148
Total liabilities	17,186,397	—	(33,907)	17,152,490

Stockholders' equity:
Preferred stock	—	—	—	—
Common stock	361	—	—	361
Additional paid-in capital	595,212	—	—	595,212
Accumulated deficit	(193,049)	(257,562)	—	(450,611)
Accumulated other comprehensive income	854	—	—	854
Total stockholders' equity	403,378	(257,562)	—	145,816
Total liabilities and stockholders' equity	$17,589,775	$(257,562)	$(33,907)	$17,298,306

The following table presents the consolidated statement of comprehensive loss as previously reported, restatement adjustments, and the consolidated statement of comprehensive loss as restated for the three months ended June 30, 2016 (in thousands, except share and per share data):

	For the Three Months Ended June 30, 2016 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
REVENUES
Net servicing revenue and fees	$31,936	$—	$31,936
Net gains on sales of loans	100,176	—	100,176
Net fair value gains on reverse loans and related HMBS obligations	7,650	—	7,650
Interest income on loans	11,849	—	11,849
Insurance revenue	11,277	—	11,277
Other revenues	24,585	—	24,585
Total revenues	187,473	—	187,473

EXPENSES
Salaries and benefits	133,681	—	133,681
General and administrative	135,776	—	135,776
Goodwill impairment	215,412	—	215,412
Interest expense	64,400	—	64,400
Depreciation and amortization	14,540	—	14,540
Other expenses, net	1,897	—	1,897
Total expenses	565,706	—	565,706

OTHER LOSSES
Other net fair value losses	(819)	—	(819)
Other	(532)	—	(532)
Total other losses	(1,351)	—	(1,351)

Loss before income taxes	(379,584)	—	(379,584)
Income tax expense (benefit)	(147,183)	257,562	110,379
Net loss	$(232,401)	$(257,562)	$(489,963)

Comprehensive loss	$(232,385)	$(257,562)	$(489,947)

Basic and diluted loss per common and common equivalent share	$(6.49)	$(7.19)	$(13.68)
Weighted-average common and common equivalent shares outstanding — basic and diluted	35,811	—	35,811

The following table presents the consolidated statement of comprehensive loss as previously reported, restatement adjustments, and the consolidated statement of comprehensive loss as restated for the six months ended June 30, 2016 (in thousands, except share and per share data):

	For the Six Months Ended June 30, 2016 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
REVENUES
Net servicing revenue and fees	$(73,826)	$—	$(73,826)
Net gains on sales of loans	184,653	—	184,653
Net fair value gains on reverse loans and related HMBS obligations	42,858	—	42,858
Interest income on loans	24,020	—	24,020
Insurance revenue	21,644	—	21,644
Other revenues	54,895	—	54,895
Total revenues	254,244	—	254,244

EXPENSES
Salaries and benefits	266,320	—	266,320
General and administrative	265,382	—	265,382
Goodwill and intangible assets impairment	215,412	—	215,412
Interest expense	128,648	—	128,648
Depreciation and amortization	28,963	—	28,963
Other expenses, net	4,403	—	4,403
Total expenses	909,128	—	909,128

OTHER GAINS (LOSSES)
Gain on extinguishment	928	—	928
Other net fair value losses	(2,963)	—	(2,963)
Other	(1,556)	—	(1,556)
Total other losses	(3,591)	—	(3,591)

Loss before income taxes	(658,475)	—	(658,475)
Income tax expense (benefit)	(253,372)	257,562	4,190
Net loss	$(405,103)	$(257,562)	$(662,665)

Comprehensive loss	$(405,062)	$(257,562)	$(662,624)

Basic and diluted loss per common and common equivalent share	$(11.35)	$(7.22)	$(18.57)
Weighted-average common and common equivalent shares outstanding — basic and diluted	35,679	—	35,679

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments, other adjustments, and the consolidated statement of cash flows as restated for the six months ended June 30, 2016 (in thousands):

	For the Six Months Ended June 30, 2016 (unaudited)
	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Operating activities
Net loss	$(405,103)	$(257,562)	$—	$(662,665)

Adjustments to reconcile net loss to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(42,858)	—	—	(42,858)
Amortization of servicing rights	7,236	—	—	7,236
Change in fair value of servicing rights	514,073	—	—	514,073
Change in fair value of servicing rights related liabilities	(12,724)	—	—	(12,724)
Change in fair value of charged-off loans	(14,296)	—	—	(14,296)
Other net fair value losses	6,815	—	—	6,815
Accretion of discounts on residential loans and advances	(1,845)	—	—	(1,845)
Accretion of discounts on debt and amortization of deferred debt issuance costs	16,195	—	—	16,195
Provision for uncollectible advances	22,356	—	—	22,356
Depreciation and amortization of premises and equipment and intangible assets	28,963	—	—	28,963
Provision (benefit) for deferred income taxes	(167,010)	257,562	—	90,552
Share-based compensation	5,705	—	—	5,705
Purchases and originations of residential loans held for sale	(10,078,201)	—	—	(10,078,201)
Proceeds from sales of and payments on residential loans held for sale	10,239,448	—	—	10,239,448
Net gains on sales of loans	(184,653)	—	—	(184,653)
Goodwill impairment	215,412	—	—	215,412
Other	6,090	—	—	6,090

Changes in assets and liabilities
Increase in receivables	(44,424)	—	(18,195)	(62,619)
Decrease in servicer and protective advances	271,970	—	10,048	282,018
Increase in other assets	(11,150)	—	—	(11,150)
Decrease in payables and accrued liabilities	(93,076)	—	8,147	(84,929)
Increase in servicer payables, net of change in restricted cash	31,122	—	—	31,122
Cash flows provided by operating activities	310,045	—	—	310,045

	For the Six Months Ended June 30, 2016 (unaudited)
	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Investing activities
Purchases and originations of reverse loans held for investment	(384,816)	—	—	(384,816)
Principal payments received on reverse loans held for investment	473,617	—	—	473,617
Principal payments received on mortgage loans held for investment	45,238	—	—	45,238
Payments received on charged-off loans held for investment	12,542	—	—	12,542
Payments received on receivables related to Non-Residual Trusts	4,011	—	—	4,011
Proceeds from sales of real estate owned, net	51,924	—	—	51,924
Purchases of premises and equipment	(22,638)	—	—	(22,638)
Decrease in restricted cash and cash equivalents	10,328	—	—	10,328
Payments for acquisitions of businesses, net of cash acquired	(1,947)	—	—	(1,947)
Acquisitions of servicing rights, net	(8,410)	—	—	(8,410)
Proceeds from sale of servicing rights	19,920	—	—	19,920
Other	(2,174)	—	—	(2,174)
Cash flows provided by investing activities	197,595	—	—	197,595

Financing activities
Payments on corporate debt	(345)	—	—	(345)
Extinguishments and settlement of debt	(6,327)	—	—	(6,327)
Proceeds from securitizations of reverse loans	410,107	—	—	410,107
Payments on HMBS related obligations	(590,678)	—	—	(590,678)
Issuances of servicing advance liabilities	815,800	—	—	815,800
Payments on servicing advance liabilities	(1,043,972)	—	—	(1,043,972)
Net change in warehouse borrowings related to mortgage loans	(59,801)	—	—	(59,801)
Net change in warehouse borrowings related to reverse loans	115,515	—	—	115,515
Proceeds from sales of servicing rights	29,738	—	—	29,738
Payments on servicing rights related liabilities	(9,639)	—	—	(9,639)
Payments on mortgage-backed debt	(52,017)	—	—	(52,017)
Other debt issuance costs paid	(5,912)	—	—	(5,912)
Other	(44)	—	—	(44)
Cash flows used in financing activities	(397,575)	—	—	(397,575)

Net increase in cash and cash equivalents	110,065	—	—	110,065
Cash and cash equivalents at the beginning of the year	202,828	—	—	202,828
Cash and cash equivalents at the end of the year	$312,893	$—	$—	$312,893
3. Going Concern
The Company is facing certain challenges and uncertainties that could have significant adverse effects on its business, liquidity and financing activities. The Company may be adversely impacted by the following factors, among others: failure to maintain sufficient liquidity to operate its servicing and lending businesses due to the inability to renew, replace or extend its advance financing or warehouse facilities on favorable terms, or at all; failure to comply with covenants contained in its debt agreements or obtain any necessary waivers or amendments; failure to resolve its obligation with respect to the remaining mandatory clean-up calls; and failure to successfully restructure its corporate debt.

As disclosed in Note 11, the Company uses and relies upon short-term borrowing facilities to fund its servicing, originations and reverse mortgage operating businesses. As a result of continued losses, the need for additional waivers and/or amendments, including those required as a result of or in connection with the restatement discussed in Note 2, and the passage of time since the Company first announced its debt restructuring initiative, certain of the Company’s lenders have effected reductions in its advance rates and/or have required other changes to the terms of such facilities, which has negatively impacted the Company’s available liquidity and capital resources. Each of these facilities is typically subject to renewal each year. Borrowing capacity on the various facilities is dependent upon maintaining compliance with the representations, terms, conditions and covenants of the respective agreements. The Company intends to renew, replace, or expand its facilities consistent with its past practices and may seek waivers or amendments in the future, if necessary. The Company is in negotiations with current and prospective lenders regarding expanded financing capacity for its reverse loan repurchases and/or replacement financing capacity for its originations business in the event the Company experiences a material reduction in the financing capacity available to it under its existing borrowing facilities or otherwise requires additional financing capacity to support its businesses and obligations. No assurance can be given that the Company will be successful in maintaining adequate financing capacity with its current or prospective lenders.
The Company continues to focus on its debt restructuring initiative to seek to improve its capital structure through the restructuring of its corporate debt and continues to incur significant expense in connection therewith.
On July 31, 2017, the Company entered into a Restructuring Support Agreement with lenders holding, as of July 31, 2017, more than 50% of the loans and/or commitments outstanding under the 2013 Credit Agreement. As set forth in the Restructuring Support Agreement, the parties thereto have agreed to, among other things, the principal terms of a proposed financial restructuring of the Company, which will be implemented through an out-of-court restructuring and, in the absence of sufficient stakeholder support for an out-of-court restructuring, a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. The Restructuring Support Agreement contains a number of conditions and milestones, including reaching an agreement with the holders of at least 66⅔% aggregate principal amount of Senior Notes to a restructuring support agreement consistent with the terms specified in the Restructuring Support Agreement. The Company and its debt restructuring advisors intend to continue to negotiate with the financial and legal advisors to ad hoc groups of holders of the Senior Notes and the lenders under the 2013 Credit Agreement as the Company seeks to obtain sufficient stakeholder support for a comprehensive de-leveraging transaction.
Pursuant to the terms of the Restructuring Support Agreement, on the dates specified in the Restructuring Support Agreement, the Company is obligated to purchase at par (or in certain limited circumstances, voluntarily prepay) the term loans of the lenders who become party to the Restructuring Support Agreement in an aggregate principal amount of $100 million. On July 31, 2017, the Company entered into a third amendment to the 2013 Credit Agreement pursuant to which the 2013 Credit Agreement was amended to, among other things, require that upon receipt by the Company or certain of its subsidiaries of the gross proceeds of any disposition of certain Bulk MSR by the Company or such subsidiaries, the Company shall make a prepayment of the term loans in an amount equal to 80% of such gross proceeds; provided that, to the extent as of the earlier of 120 days following the effective date (as defined in the Restructuring Support Agreement) and February 15, 2018 the aggregate principal amount of term loans prepaid as a result of such prepayments is less than $100 million, the Company shall be required to prepay as of such date the term loans in an amount equal to $100 million minus the amount of proceeds of such dispositions of Bulk MSR previously applied to prepay the term loans after the date of the third amendment to the 2013 Credit Agreement pursuant to such mandatory prepayment. The Third Amendment also requires mandatory prepayments of the term loans in an amount equal to (i) 80% of the net sale proceeds of non-ordinary course asset sales and dispositions of certain Bulk MSR and (ii) 100% of the net sale proceeds of certain non-core assets, in each case, received by the Company and certain of its subsidiaries.
As discussed previously, the Company is subject to various financial and other covenants under its existing debt agreements, many of which contain cross default provisions such that if a default occurs under any one agreement, the lenders under certain of the Company’s other debt agreements could declare a default. The lenders can waive their contractual rights in the event of a default. In connection with the financial statement restatement discussed in Note 2 and the circumstances impacting the Company's ability to continue as a going concern included in this disclosure, the Company received waivers and/or amendments under its warehouse and advance financing facilities, the 2013 Credit Agreement and the Senior Notes Indenture to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting or arising from the restatement discussed in Note 2 and the going concern matters discussed herein.

The Company is not currently in compliance with, and may be unable to regain and/or maintain compliance with, certain continued listing standards of the NYSE. If the Company is unable to cure any event of noncompliance with any continued listing standard of the NYSE within the applicable timeframe and other parameters set forth by the NYSE, or if the Company fails to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of the Company’s common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, the Company’s common stock. If the Company’s common stock is delisted from the NYSE, this could also have negative implications on the Company’s business relationships under the Company’s material agreements with lenders and other counterparties. If the Company’s common stock is delisted from the NYSE, it would constitute a fundamental change as that term is defined under the terms of the Convertible Notes, and require, among other things, that the Company take steps to make an offer to repay the Convertible Notes at 100% of the principal amount thereof. The Company currently is not permitted to repurchase the Convertible Notes pursuant to the terms of certain of its debt facilities and agreements. If the Company is de-listed and is not able to satisfy this obligation, it would constitute an event of default under the indenture governing the Convertible Notes. In such event, the trustee or the holders of 25% in aggregate principal amount outstanding of the Convertible Notes will have the right to accelerate such indebtedness.
The Company’s subsidiaries are parties to seller/servicer agreements with, and/or subject to the guidelines and regulations of (collectively, the seller/servicer obligations), the GSEs and various government agencies, including HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants and other requirements as defined by the applicable agency. To the extent that these seller/servicer obligations are not met, the applicable GSE or government agency may, at its option, take action to implement one or more of a variety of remedies including, without limitation, requiring certain Company subsidiaries to deposit funds as security for one or more of such subsidiaries’ obligations to the GSEs or government agencies, imposing sanctions on one or more of such subsidiaries, which could include monetary fines or penalties, forcing one or more subsidiaries to transfer servicing on all or a portion of the mortgage loans such subsidiary services for the applicable GSE or government agency, and/or suspending or terminating the approved seller/servicer status of one or more subsidiaries, which could prohibit or severely limit the ability of one or more subsidiaries to originate, service and/or securitize mortgage loans for the applicable GSE or agency. To date, none of the GSEs or government agencies with which the Company and its subsidiaries do business has communicated any material sanction, suspension or prohibition that would materially adversely affect the Company’s business; however, the GSEs and certain of such government agencies have required frequent reporting regarding the financial status of the Company, including preliminary financial results and the availability to the Company of financing capacity under its existing borrowing facilities. The GSEs and certain of such government agencies have also requested frequent telephonic updates with senior Company management regarding the status of the Company’s debt restructuring initiative and other matters. The Company’s subservicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on the Company’s business and liquidity.
As disclosed in Note 15, the Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. Additionally, as part of its Reverse Mortgage segment, the Company is obligated to purchase loans out of Ginnie Mae securitization pools under certain circumstances.
To address the challenges and uncertainties set forth above, the Company is proactively engaged with its lenders and other counterparties as follows:

•
Prior to the issuance of the restated consolidated financial statements discussed in Note 2, the Company entered into amendments and/or obtained waivers from each lender, to the extent necessary, to waive any default, event of default, amortization event, termination event or similar event resulting or arising from the restatement discussed in Note 2 or the substantial doubt as to the Company’s ability to continue as a going concern described in this Note 3, and/or to allow for compliance with profitability covenants at the Ditech level;

•	As a result of the above waivers and/or amendments, no known events of default exist, and amounts due under the Company's outstanding material debt and financing agreements have not been accelerated;

•
While the Company believes that the debt facilities it relies on to support ongoing operations remain renewable in the ordinary course of business, the Company is seeking additional, or expansion of existing facilities to provide adequate financing capacity for new loan originations should existing facilities not be renewed at their maturity date. The Company may also consider temporary volume reductions within the business lending channel of the originations business, if necessary;

•
The Company is seeking additional, or expansion of existing, master repurchase or similar agreements for continued growth of the required reverse loan repurchases. As part of this effort, in August 2017, RMS has entered into an amendment that increases the size of an existing credit facility by $100 million on a committed basis. The facility expires in May 2018. Additionally, in the future, the Company may seek to access the securitization market, if such market is available to the Company, to provide adequate financing capacity for continued growth in the number and amount of required reverse loan repurchases;

•
The Company is in the process of negotiating a term sheet with a counterparty to resolve its obligations with respect to the remaining mandatory clean-up calls. The negotiated resolution is expected to cover all mandatory calls starting in the fourth quarter of 2017;

•
The Company has been in contact with the NYSE and is working to regain compliance with NYSE continued listing requirements, including, among other things, by restructuring its corporate debt. The Company continues to monitor other listing standards. No assurance can be given that the Company’s common stock will not be delisted from the NYSE; and

•
The Company continues to engage in communications with key stakeholders, including the GSEs, Ginnie Mae, HUD, regulators and government agencies in connection with the restatement discussed in Note 2, the status of the Company’s debt restructuring initiative, and the uncertainties regarding the Company’s ability to continue as a going concern as identified above. To date, none of these key stakeholders have communicated any material sanctions, suspensions or prohibitions.

The above factors have been taken into account in assessing the Company’s liquidity and ability to meet its obligations for the next twelve months from the date of issuance of these financial statements. Based on this assessment, management has concluded that while there can be no assurance that the Company’s recent and future actions will be successful in mitigating the above risks and uncertainties, the Company’s current plans provide enough liquidity to meets its obligations over the next twelve months from the date of issuance of these financial statements. However, as set forth in the Restructuring Support Agreement, the parties thereto have agreed to, among other things, the principal terms of a proposed financial restructuring of the Company, which will be implemented through an out-of-court restructuring and, in the absence of sufficient stakeholder support for an out-of-court restructuring, a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. The potential for a prepackaged Chapter 11 filing raises substantial doubt about the Company’s ability to continue as a going concern that has not been alleviated. The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company will continue to monitor progress on its initiatives and the impact on its ongoing assessment of going concern in future periods.
4. Variable Interest Entities
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
During the six months ended June 30, 2016, the Reverse Mortgage VIEs were funded with HECMs and real estate owned that were repurchased from Ginnie Mae securitization pools utilizing warehouse facilities. These assets collateralize certain master repurchase agreements, which are not included in the Reverse Mortgage VIEs. Refer to Note 11 for additional information.

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
In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs. Refer to Note 8 for information relating to servicing of residential loans.

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
6. Fair Value (As Restated)
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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	June 30, 2016		December 31, 2015
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,910,237	$10,244,435	$10,763,816	$10,187,521
Mortgage loans held for sale (1)	1,274,275	1,210,315	1,334,300	1,285,582
Mortgage loans related to Non-Residual Trusts	488,179	544,808	526,016	580,695
Charged-off loans	51,062	2,792,844	49,307	2,887,367
Total	$12,723,753	$14,792,402	$12,673,439	$14,941,165

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$548,067	$552,070	$582,340	$585,839
HMBS related obligations (2)	10,717,148	10,002,171	10,647,382	10,012,283
Total	$11,265,215	$10,554,241	$11,229,722	$10,598,122
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 11 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
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

		June 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net	Level 3	$565,061	$580,595	$541,406	$554,664
Insurance premium receivables (1)	Level 3	12,409	12,016	12,845	12,463
Servicer and protective advances, net (2)	Level 3	1,334,202	1,273,267	1,631,065	1,546,958

Financial liabilities
Payables to insurance carriers (3)	Level 3	3,667	3,638	21,356	21,128
Servicing advance liabilities (4)	Level 3	1,001,074	1,004,351	1,226,898	1,232,147
Corporate debt (5)	Level 2	2,155,095	1,528,443	2,152,031	1,904,467
Mortgage-backed debt carried at amortized cost	Level 3	451,432	457,643	469,339	475,347
__________

(1)
The carrying amounts of insurance premium receivables were reduced by $59.0 million and $77.2 million at June 30, 2016 and December 31, 2015, respectively, and the estimated fair values were reduced by $57.0 million and $74.7 million at June 30, 2016 and December 31, 2015, respectively, to correct an immaterial error as discussed in further detail in Note 2.

(2)
The carrying amounts of servicer and protective advances, net were increased by $25.1 million and $35.2 million at June 30, 2016 and December 31, 2015, respectively, and the estimated fair values were increased by $23.7 million and $33.9 million at June 30, 2016 and December 31, 2015, respectively, to correct an immaterial error as discussed in further detail in Note 2.

(3)
The carrying amounts of payables to insurance carriers were reduced by $33.9 million and $42.1 million at June 30, 2016 and December 31, 2015, respectively, and the estimated fair values were reduced by $33.5 million and $41.6 million at June 30, 2016 and December 31, 2015, respectively, to correct an immaterial error as discussed in further detail in Note 2.

(4)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(5)	The carrying amounts of corporate debt in the table above are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheets.
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
9. Goodwill
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
10. Payables and Accrued Liabilities (As Restated)
Payables and accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable and accrued liabilities	$153,972	$113,325
Curtailment liability	116,890	115,453
Employee-related liabilities	67,124	95,926
Loans subject to repurchase from Ginnie Mae	62,849	22,507
Originations liability	46,003	48,930
Payables to insurance carriers (1)	3,667	21,356
Derivative instruments	36,408	6,475
Servicing rights and related advance purchases payable	31,995	21,649
Uncertain tax positions (2)	11,253	64,554
Accrued interest payable	9,952	9,819
Acquisition related escrow funds payable to sellers	1,236	10,236
Margin payable on derivative instruments	—	10,101
Other	56,515	57,595
Total payables and accrued liabilities	$597,864	$597,926
__________

(1)	The balances were reduced by $33.9 million and $42.1 million at June 30, 2016 and December 31, 2015, respectively, to correct an immaterial error as discussed in further detail in Note 2.

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
11. Warehouse Borrowings (As Restated)
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
Subsequent to the Original Filing, Ditech Financial received waivers and/or amendments required as a result of the restatement and conclusions reached regarding the Company's ability to continue as a going concern, as described in Notes 2 and 3. The Ditech Financial master repurchase agreements that contain profitability covenants were also amended to allow for a net loss under such covenants for the quarters ending September 30, 2017 and December 31, 2017 as applicable to the terms of each respective agreement.
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
Subsequent to the Original Filing, RMS received waivers and/or amendments on its master repurchase agreements required as a result of the restatement and conclusions reached regarding the Company's ability to continue as a going concern, as described in Notes 2 and 3.
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
13. Common Stock and Loss Per Share (As Restated)
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

Loss Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation shown on the consolidated statements of comprehensive loss (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
Basic and diluted loss per share
Net loss available to common stockholders (numerator)	$(489,963)	$(38,119)	$(662,665)	$(69,127)
Weighted-average common shares outstanding (denominator)	35,811	37,759	35,679	37,739
Basic and diluted loss per common and common equivalent share	$(13.68)	$(1.01)	$(18.57)	$(1.83)
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
14. Segment Reporting (As Restated)
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

	Total Assets Per Segment (As Restated)
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
June 30, 2016	$3,925,075	$1,555,120	$11,216,386	$1,241,550	$(639,825)	$17,298,306
December 31, 2015	5,244,070	1,570,258	11,127,641	1,318,840	(711,362)	18,549,447
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

16. Separate Financial Information of Subsidiary Guarantors of Indebtedness (As Restated)
In accordance with the Senior Notes Indenture, certain existing and future 100% owned domestic subsidiaries of the Parent Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Parent Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Parent Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Parent Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet (As Restated, See Note 2)
June 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$320	$310,573	$2,000	$—	$312,893
Restricted cash and cash equivalents	1,501	161,832	46,565	—	209,898
Residential loans at amortized cost, net	13,496	67,048	484,517	—	565,061
Residential loans at fair value	—	12,164,781	558,972	—	12,723,753
Receivables, net	69,381	108,502	14,220	—	192,103
Servicer and protective advances, net	—	417,265	885,281	31,656	1,334,202
Servicing rights, net	—	1,350,276	—	—	1,350,276
Goodwill	—	156,283	—	—	156,283
Intangible assets, net	—	72,749	5,161	—	77,910
Premises and equipment, net	1,562	102,080	—	—	103,642
Deferred tax assets, net	—	26,687	—	(10,433)	16,254
Other assets	32,517	199,696	23,818	—	256,031
Due from affiliates, net	600,878	—	—	(600,878)	—
Investments in consolidated subsidiaries and VIEs	1,653,293	149,994	—	(1,803,287)	—
Total assets	$2,372,948	$15,287,766	$2,020,534	$(2,382,942)	$17,298,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$60,228	$538,172	$6,265	$(6,801)	$597,864
Servicer payables	—	158,654	—	—	158,654
Servicing advance liabilities	—	182,404	820,047	—	1,002,451
Warehouse borrowings	—	1,396,102	—	—	1,396,102
Servicing rights related liabilities at fair value	—	120,825	—	—	120,825
Corporate debt	2,159,135	812	—	—	2,159,947
Mortgage-backed debt	—	—	999,499	—	999,499
HMBS related obligations at fair value	—	10,717,148	—	—	10,717,148
Deferred tax liabilities, net	7,769	—	2,664	(10,433)	—
Obligation to fund Non-Guarantor VIEs	—	42,493	—	(42,493)	—
Due to affiliates, net	—	558,388	42,489	(600,877)	—
Total liabilities	2,227,132	13,714,998	1,870,964	(660,604)	17,152,490

Stockholders' equity:
Total stockholders' equity	145,816	1,572,768	149,570	(1,722,338)	145,816
Total liabilities and stockholders' equity	$2,372,948	$15,287,766	$2,020,534	$(2,382,942)	$17,298,306

Condensed Consolidating Balance Sheet (As Restated, See Note 2)
December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$4,016	$196,812	$2,000	$—	$202,828
Restricted cash and cash equivalents	10,512	639,151	58,436	—	708,099
Residential loans at amortized cost, net	14,130	26,713	500,563	—	541,406
Residential loans at fair value	—	12,147,423	526,016	—	12,673,439
Receivables, net	11,465	108,227	17,498	—	137,190
Servicer and protective advances, net	—	514,213	1,082,405	34,447	1,631,065
Servicing rights, net	—	1,788,576	—	—	1,788,576
Goodwill	—	367,911	—	—	367,911
Intangible assets, net	—	78,523	5,515	—	84,038
Premises and equipment, net	1,559	104,922	—	—	106,481
Deferred tax assets, net	—	132,687	—	(24,637)	108,050
Other assets	37,724	150,470	12,170	—	200,364
Due from affiliates, net	674,139	—	—	(674,139)	—
Investments in consolidated subsidiaries and VIEs	2,278,009	54,810	—	(2,332,819)	—
Total assets	$3,031,554	$16,310,438	$2,204,603	$(2,997,148)	$18,549,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$43,778	$554,710	$5,206	$(5,768)	$597,926
Servicer payables	—	603,692	—	—	603,692
Servicing advance liabilities	—	236,511	992,769	—	1,229,280
Warehouse borrowings	—	1,340,388	—	—	1,340,388
Servicing rights related liabilities at fair value	—	117,000	—	—	117,000
Corporate debt	2,156,944	480	—	—	2,157,424
Mortgage-backed debt	—	—	1,051,679	—	1,051,679
HMBS related obligations at fair value	—	10,647,382	—	—	10,647,382
Deferred tax liabilities, net	26,156	—	1,746	(27,902)	—
Obligation to fund Non-Guarantor VIEs	—	36,048	—	(36,048)	—
Due to affiliates, net	—	579,715	94,423	(674,138)	—
Total liabilities	2,226,878	14,115,926	2,145,823	(743,856)	17,744,771

Stockholders' equity:
Total stockholders' equity	804,676	2,194,512	58,780	(2,253,292)	804,676
Total liabilities and stockholders' equity	$3,031,554	$16,310,438	$2,204,603	$(2,997,148)	$18,549,447

Condensed Consolidating Statement of Comprehensive Loss (As Restated, See Note 2)
For the Three Months Ended June 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$34,179	$—	$(2,243)	$31,936
Net gains on sales of loans	—	100,176	—	—	100,176
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	7,876	(226)	—	7,650
Interest income on loans	295	98	11,456	—	11,849
Insurance revenue	—	10,433	1,032	(188)	11,277
Other revenues, net	(402)	25,728	16,469	(17,210)	24,585
Total revenues	(107)	178,490	28,731	(19,641)	187,473

EXPENSES
Salaries and benefits	18,583	115,098	—	—	133,681
General and administrative	11,348	137,748	3,261	(16,581)	135,776
Goodwill impairment	—	215,412	—	—	215,412
Interest expense	35,920	12,136	17,119	(775)	64,400
Depreciation and amortization	175	14,191	174	—	14,540
Corporate allocations	(29,255)	29,255	—	—	—
Other expenses, net	146	725	1,026	—	1,897
Total expenses	36,917	524,565	21,580	(17,356)	565,706

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	154	(973)	—	(819)
Other	—	(532)	—	—	(532)
Total other losses	—	(378)	(973)	—	(1,351)

Income (loss) before income taxes	(37,024)	(346,453)	6,178	(2,285)	(379,584)
Income tax expense (benefit)	(15,276)	122,851	3,149	(345)	110,379
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(21,748)	(469,304)	3,029	(1,940)	(489,963)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(468,215)	305	—	467,910	—
Net income (loss)	$(489,963)	$(468,999)	$3,029	$465,970	$(489,963)

Comprehensive income (loss)	$(489,947)	$(468,999)	$3,029	$465,970	$(489,947)

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

Condensed Consolidating Statement of Comprehensive Loss (As Restated, See Note 2)
For the Six Months Ended June 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$(69,296)	$—	$(4,530)	$(73,826)
Net gains on sales of loans	—	184,653	—	—	184,653
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	43,084	(226)	—	42,858
Interest income on loans	612	202	23,206	—	24,020
Insurance revenue	—	19,928	2,100	(384)	21,644
Other revenues, net	(808)	57,242	32,085	(33,624)	54,895
Total revenues	(196)	235,813	57,165	(38,538)	254,244

EXPENSES
Salaries and benefits	31,093	235,227	—	—	266,320
General and administrative	22,589	271,565	6,396	(35,168)	265,382
Goodwill impairment	—	215,412	—	—	215,412
Interest expense	71,816	23,709	34,735	(1,612)	128,648
Depreciation and amortization	364	28,246	353	—	28,963
Corporate allocations	(51,123)	51,123	—	—	—
Other expenses, net	417	1,964	2,022	—	4,403
Total expenses	75,156	827,246	43,506	(36,780)	909,128

OTHER GAINS (LOSSES)
Gain on extinguishment	928	—	—	—	928
Other net fair value gains (losses)	—	370	(3,333)	—	(2,963)
Other	—	(1,556)	—	—	(1,556)
Total other gains (losses)	928	(1,186)	(3,333)	—	(3,591)

Income (loss) before income taxes	(74,424)	(592,619)	10,326	(1,758)	(658,475)
Income tax expense (benefit)	(12,742)	12,979	4,097	(144)	4,190
Income (loss) before equity in earnings (loss) of consolidated subsidiaries and VIEs	(61,682)	(605,598)	6,229	(1,614)	(662,665)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(600,983)	678	—	600,305	—
Net income (loss)	$(662,665)	$(604,920)	$6,229	$598,691	$(662,665)

Comprehensive income (loss)	$(662,624)	$(604,920)	$6,229	$598,691	$(662,624)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)
The terms "Walter Investment," the "Company," "we," "us," and "our" as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q/A and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that Annual Report on Form 10-K. Historical results and trends discussed herein and therein may not be indicative of future operations, particularly in light of regulatory developments. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, reflect management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.
As discussed in the Explanatory Note to this Amended Filing and in Note 2 to the Consolidated Financial Statements, we have restated our Consolidated Financial Statements and related disclosures as of and for the six months ended June 30, 2016 to correct the estimated valuation allowance recorded on our deferred tax assets. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note, no other information in this Item 2 has been amended and this Item 2 does not reflect any events occurring after the Original Filing. The Company is filing its Form 10-Q for the quarterly period ended June 30, 2017 on our about the date of the filing of this amended report.
We use certain acronyms and terms throughout this Quarterly Report on Form 10-Q/A that are defined in the Glossary of Terms of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Any information on our website or obtained through our website is not part of this Quarterly Report on Form 10-Q/A.
Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607, Attn: Investor Relations, telephone (813) 421-7694.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “targets,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, this Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2016, and in our other filings with the SEC.

In particular (but not by way of limitation), the following important factors, risks and uncertainties could affect our future results, performance and achievements and could cause actual results, performance and achievements to differ materially from those expressed in the forward-looking statements:

•
risks and uncertainties relating to, or arising in connection with, the restatement of financial statements included in the amendments to our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2016, September 30, 2016 and March 31, 2017, including: reactions from the Company’s creditors, stockholders, or business partners; and the impact and result of any litigation or regulatory inquiries or investigations related to the findings of the Company’s assessment or the restatement;

•
risks and uncertainties relating to the Company's proposed financial restructuring, including: the ability of the Company to comply with the terms of the Restructuring Support Agreement described in Note 3 to the Consolidated Financial Statements, including completing various stages of the restructuring within the dates specified by the Restructuring Support Agreement; the ability of the Company to obtain requisite support of the restructuring from various stakeholders; and the effects of disruption from the proposed restructuring making it more difficult to maintain business, financing and operational relationships;

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

•
our ability to achieve our strategic initiatives, particularly our ability to: increase the mix of our fee-for-service business, including by entering into new subservicing arrangements; improve servicing performance; successfully develop our originations capabilities in the consumer and wholesale lending channels; reduce our debt; and execute and realize planned operational improvements and efficiencies, including those relating to our core and non-core framework;

•	the success of our business strategy in returning us to sustained profitability;

•	changes in prepayment rates and delinquency rates on the loans we service or subservice;

•	the ability of Fannie Mae, Freddie Mac and Ginnie Mae, as well as our other clients and credit owners, to transfer or otherwise terminate our servicing or subservicing rights, with or without cause;

•	a downgrade of, other adverse change relating to, or our ability to improve our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive payments and ancillary fees on our servicing portfolio;

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

•
uncertainty as to the volume of originations activity we can achieve and the effects of the expiration of HARP, which is scheduled to occur on September 30, 2017, including uncertainty as to the number of "in-the-money" accounts we may be able to refinance and uncertainty as to what type of product or government program will be introduced, if any, to replace HARP;

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

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•	risks related to our deferred tax assets, including the risk of an "ownership change" under Section 382 of the Code;

•
our ability to regain and maintain compliance with the continued listing requirements of the NYSE, and risks arising from the potential suspension of trading of our common stock on, and delisting of our common stock from, the NYSE;

•	our ability to continue as a going concern;

•	uncertainties regarding impairment charges relating to our goodwill or other intangible assets;

•	risks associated with one or more material weaknesses identified in our internal controls over financial reporting, including the timing, expense and effectiveness of our remediation plans;

•	our ability to implement and maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	our ability to manage potential conflicts of interest relating to our relationship with WCO; and

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
Total expenses for the three and six months ended June 30, 2016 were $565.7 million and $909.1 million, respectively, which represented increases as compared to the same periods of 2015. The increases in expenses reflect higher goodwill impairment, offset in part by $9.5 million and $24.1 million, respectively, in lower salaries and benefits, $4.3 million and $14.9 million, respectively, in lower interest expense, and $6.3 million and $5.4 million, respectively, in lower general and administrative expenses for the three and six months ended June 30, 2016 as compared to the same periods of 2015. Income tax expense was impacted by the recording of a valuation allowance on the deferred tax assets balance in the amount of $257.6 million in connection with the restatement as discussed in Note 2 to the Consolidated Financial Statements.
As a result of goodwill evaluations performed during the second quarters of 2016 and 2015, we recorded $215.4 million and $56.5 million in non-cash goodwill impairment charges during the three and six months ended June 30, 2016 and 2015, respectively. The evaluation performed in the current year resulted in impairment charges to the Servicing and ARM reporting units' goodwill, and evaluation performed in the prior year resulted in impairment charges to the Reverse Mortgage reporting unit's goodwill. Refer to Note 9 to the Consolidated Financial Statements for further information.
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
Process efficiencies have been a key focus for us, as we announced a company-wide process re-engineering initiative earlier this year that includes a comprehensive review of our cost structure and operations. We have already taken actions in conjunction with this transformation effort that we expect will result in over $75 million of annual savings, including $17 million of cost savings from actions taken during the first quarter of 2016, and includes further site consolidation, operational realignment, a focused collections strategy and the redesign of certain operational procedures. Approximately $46 million of these annual savings as well as the elimination of losses from closure of retail originations were a direct result of the exit activities discussed in Note 10 to the Consolidated Financial Statements. One-time costs associated with exit activities were $8.7 million during the six months ended June 30, 2016.
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

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
	(Restated)				(Restated)
REVENUES
Net servicing revenue and fees	$31,936	$223,915	$(191,979)	(86)%	$(73,826)	$314,802	$(388,628)	(123)%
Net gains on sales of loans	100,176	119,399	(19,223)	(16)%	184,653	244,626	(59,973)	(25)%
Net fair value gains on reverse loans and related HMBS obligations	7,650	6,815	835	12%	42,858	37,589	5,269	14%
Interest income on loans	11,849	18,186	(6,337)	(35)%	24,020	50,127	(26,107)	(52)%
Insurance revenue	11,277	11,429	(152)	(1)%	21,644	25,560	(3,916)	(15)%
Other revenues	24,585	32,689	(8,104)	(25)%	54,895	50,586	4,309	9%
Total revenues	187,473	412,433	(224,960)	(55)%	254,244	723,290	(469,046)	(65)%

EXPENSES
Salaries and benefits	133,681	143,157	(9,476)	(7)%	266,320	290,385	(24,065)	(8)%
General and administrative	135,776	142,100	(6,324)	(4)%	265,382	270,747	(5,365)	(2)%
Goodwill impairment	215,412	56,539	158,873	281%	215,412	56,539	158,873	281%
Interest expense	64,400	68,665	(4,265)	(6)%	128,648	143,536	(14,888)	(10)%
Depreciation and amortization	14,540	16,093	(1,553)	(10)%	28,963	32,725	(3,762)	(11)%
Other expenses, net	1,897	1,401	496	35%	4,403	5,448	(1,045)	(19)%
Total expenses	565,706	427,955	137,751	32%	909,128	799,380	109,748	14%

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(819)	3,326	(4,145)	(125)%	(2,963)	2,454	(5,417)	(221)%
Gain on extinguishment	—	—	—	—%	928	—	928	n/m
Other	(532)	(2,803)	2,271	(81)%	(1,556)	8,959	(10,515)	(117)%
Total other gains (losses)	(1,351)	523	(1,874)	n/m	(3,591)	11,413	(15,004)	(131)%

Loss before income taxes	(379,584)	(14,999)	(364,585)	n/m	(658,475)	(64,677)	(593,798)	n/m
Income tax expense	110,379	23,120	87,259	377%	4,190	4,450	(260)	n/m
Net loss	$(489,963)	$(38,119)	$(451,844)	n/m	$(662,665)	$(69,127)	$(593,538)	n/m

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Servicing fees	$177,082	$176,316	$766	—%	$354,836	$348,048	$6,788	2%
Incentive and performance fees	18,011	33,681	(15,670)	(47)%	37,783	65,419	(27,636)	(42)%
Ancillary and other fees	25,058	25,436	(378)	(1)%	49,667	50,919	(1,252)	(2)%
Servicing revenue and fees	220,151	235,433	(15,282)	(6)%	442,286	464,386	(22,100)	(5)%
Changes in valuation inputs or other assumptions (1)	(127,713)	59,286	(186,999)	n/m	(386,173)	(15,248)	(370,925)	n/m
Other changes in fair value (2)	(59,780)	(58,145)	(1,635)	3%	(127,900)	(112,846)	(15,054)	13%
Change in fair value of servicing rights	(187,493)	1,141	(188,634)	n/m	(514,073)	(128,094)	(385,979)	n/m
Amortization of servicing rights	(2,625)	(6,965)	4,340	(62)%	(7,236)	(13,978)	6,742	(48)%
Change in fair value of servicing rights related liabilities	1,903	(5,694)	7,597	(133)%	5,197	(7,512)	12,709	(169)%
Net servicing revenue and fees	$31,936	$223,915	$(191,979)	(86)%	$(73,826)	$314,802	$(388,628)	(123)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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
Goodwill Impairment
We incurred $215.4 million in impairment charges in our Servicing segment during the three and six months ended June 30, 2016 as a result of a goodwill evaluation performed in the second quarter of 2016. Refer to Note 9 to the Consolidated Financial Statements for further information.
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
Income Tax Expense
We calculate income tax expense based on our estimated annual effective tax rate, which takes into account all expected ordinary activity for the calendar year. Our effective tax rate normally differs from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses.
Income tax expense was $110.4 million during the three months ended June 30, 2016 as compared to $23.1 million in the same period of 2015. Tax expense was impacted by the impairment of non-deductible goodwill, which was more than offset by the additional valuation allowance recorded on the net deferred tax assets balance in connection with this Amended Filing of $257.6 million.
Income tax expense was $4.2 million during the six months ended June 30, 2016 as compared to $4.5 million in the same period of 2015. This change was primarily driven by the additional valuation allowance recorded on the net deferred tax assets balance in connection with this Amended Filing of $257.6 million, offset in part by the impairment of non-deductible goodwill.

We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets, net decreased $257.6 million primarily as a result of the valuation allowance recorded against our deferred tax assets, including the restatement adjustment as described in Note 2 to the Consolidated Financial Statements, which increased the valuation allowance by $257.6 million at June 30, 2016.
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
The following tables reconcile Adjusted Earnings (Loss) and Adjusted EBITDA to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Six Months Ended June 30, 2016
(Restated)
Net loss	$(662,665)
Adjust for income tax expense	4,190
Loss before income taxes	(658,475)
Adjustments to loss before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions (1)	359,154
Goodwill impairment	215,412
Step-up depreciation and amortization (2)	19,554
Restructuring costs (3)	8,740
Non-cash interest expense	5,796
Share-based compensation expense	5,705
Fair value to cash adjustment for reverse loans (4)	(3,197)
Legal and regulatory matters	2,196
Other (5)	20,330
Sub-total	633,690
Adjusted Loss	$(24,785)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans.

(2)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(3)
Restructuring costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring costs incurred in the six months ended June 30, 2016 include those relating to our exit from the consumer retail channel of the Originations segment and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 10 in the Notes to Consolidated Financial Statements.

(4)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(5)	Includes severance, gain on extinguishment of debt, the net impact of the Non-Residual Trusts, transaction and integration costs, and certain non-recurring costs.

Adjusted EBITDA

For the Six Months Ended June 30, 2016
(Restated)
Net loss	$(662,665)
Adjust for income tax expense	4,190
Loss before income taxes	(658,475)
EBITDA Adjustments
Amortization of servicing rights and other fair value adjustments (1)	494,290
Goodwill impairment	215,412
Interest expense	75,791
Depreciation and amortization	28,963
Restructuring costs (2)	8,740
Share-based compensation expense	5,705
Fair value to cash adjustment for reverse loans (3)	(3,197)
Legal and regulatory matters	2,196
Other (4)	16,417
Sub-total	844,317
Adjusted EBITDA	$185,842
__________

(1)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(2)
Restructuring costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring costs incurred in the six months ended June 30, 2016 include those relating to our exit from the consumer retail channel of the Originations segment and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 10 in the Notes to Consolidated Financial Statements.

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
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Refer below for further information on the results of operations for our Servicing, Originations and Reverse Mortgage segments. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes, refer to Note 14 in the Notes to Consolidated Financial Statements.
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

(3)
    Includes $6.2 billion and $6.6 billion in unpaid principal balance of sub-servicing performed for WCO at June 30, 2016 and December 31, 2015, respectively, and $5.5 billion and $1.7 billion associated with servicing rights sold to WCO at June 30, 2016 and December 31, 2015, respectively. Refer to Note 17 for further information.

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
Goodwill Impairment
We incurred $215.4 million in impairment charges to the Servicing and ARM reporting units during the three and six months ended June 30, 2016 as a result of a goodwill evaluation performed in the second quarter of 2016. Refer to Note 9 to the Consolidated Financial Statements for further information.
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
Subsequent to the Original Filing, Ditech Financial received waivers from each of its lenders to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting from or arising from the restatement, as described in the Explanatory Note and Note 2 to the Consolidated Financial Statements.
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
Subsequent to the Original Filing, Ditech Financial received waivers and/or amendments required as a result of the restatement and conclusions reached regarding the Company's ability to continue as a going concern, as described in the Explanatory Note and Notes 2 and 3 to the Consolidated Financial Statements. The Ditech Financial master repurchase agreements that contain profitability covenants were also amended to allow for a net loss under such covenants for the quarters ending September 30, 2017 and December 31, 2017 as applicable to the terms of each respective agreement.
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
Subsequent to the Original Filing, RMS received waivers and/or amendments on its master repurchase agreements required as a result of the restatement and conclusions reached regarding the Company's ability to continue as a going concern, as described in the Explanatory Note and Notes 2 and 3 to the Consolidated Financial Statements.
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
Subsequent to the Original Filing, we received waivers from each of the requisite holders of our term loans to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting from or arising from the restatement and conclusions reached regarding the Company's ability to continue as a going concern, as described in the Explanatory Note and Notes 2 and 3 to the Consolidated Financial Statements.
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
Subsequent to the Original Filing, the beneficial owners of the requisite principal amount of our Senior Notes agreed to waive any default or event of default arising from the restatement, as described in the Explanatory Note and Note 2 to the Consolidated Financial Statements.
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

Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. As a result of the restatement as described in Note 2 to the Consolidated Financial Statements, RMS was not in compliance with certain financial covenants required by Ginnie Mae and Fannie Mae as of June 30, 2016. As of June 30, 2017, RMS was in compliance with such financial covenants.
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
Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, the Company bears any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 5 and 15 in the Notes to Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information. At June 30, 2016, we held $8.2 million in repurchased loans.
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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheet. Refer to Notes 5 and 15 in the Notes to Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO which has provided financing to us since 2014 through the sale of excess servicing spreads and servicing rights. The repayment of the excess servicing spread liabilities and servicing rights financing is based on future servicing fees received from the residential loans underlying the servicing rights. In addition, we perform sub-servicing for WCO. Refer to Notes 8 and 17 in the Notes to Consolidated Financial Statements for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Included in Note 4 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 are descriptions of our variable interests in VIEs that we do not consolidate, as we have determined that we are not the primary beneficiary of such VIEs.
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

Glossary of Terms
This Glossary of Terms includes acronyms and defined terms that are used throughout this Quarterly Report on Form 10-Q/A.

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

Amended Filing	The Company's Amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2016

ARM	Asset Receivables Management, a reporting unit of the Company

Bankruptcy Code	Title 11 of the United States Code

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

Bulk MSR	Bulk MSR as defined under the 2013 Credit Agreement

CCR	Corporate credit rating

CFPA	Consumer Financial Protection Act of 2010

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

CID	Civil investigative demand

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Consenting Term Lenders	Lenders holding, as of July 31, 2017, more than 50% of the loans and/or commitments outstanding under the 2013 Credit Agreement

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 1 of this Form 10-Q/A

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes sold in a registered underwritten public offering on October 23, 2012

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

GSE	Government-sponsored entity

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HELOC	Home equity line of credit

HLTV	High loan to value

HMBS	Home Equity Conversion Mortgage-Backed Securities

HUD	U.S. Department of Housing and Urban Development

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

MAP Rule	Mortgage Acts and Practices Advertising Rule

Marix	Marix Servicing LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

Moody's	Moody's Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NRM	New Residential Mortgage LLC, a wholly owned subsidiary of New Residential Investment Corp., a Delaware Corporation

Original Filing	The Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, initially filed with the SEC on August 9, 2016

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

RCS	Residential Credit Solutions, Inc., a Delaware corporation

REIT	Real estate investment trust

Residential loans
Residential mortgage loans, including traditional mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

RESPA	Real Estate Settlement Procedures Act

Restructuring Support Agreement	Restructuring Support Agreement, dated as of July 31, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders

Reverse loans	Reverse mortgage loans, including HECMs

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

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
ITEM 4. CONTROLS AND PROCEDURES (AS RESTATED)
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
In connection with the Original Filing, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the design and operation of the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Subsequent to the Original Filing, the Chief Executive Officer and Chief Financial Officer determined that the Company's design and operation of the Company's disclosure controls and procedures were not effective because of a material weakness in its internal control over financial reporting as management determined that the Company did not maintain effective internal controls over operational processes within the transaction level processing of Ditech Financial default servicing activities. Specifically, the Company did not design and maintain effective controls related to our ability to identify foreclosure tax liens and resolve such liens timely, foreclosure related advances, and the processing and oversight of loans in bankruptcy status. Additionally, subsequent to the Original Filing, the Company also determined it did not have adequate controls operating effectively to ensure that it correctly calculated its deferred tax asset valuation allowance, including having adequate technical review of the deferred tax asset valuation allowance for the six months ended June 30, 2016. The Company determined that there was an error in the calculation of the valuation allowance for deferred tax assets related to an ineffective review of the tax calculations associated with the valuation allowance on the deferred tax asset balance. This resulted in an error requiring the Company to restate its financial statements as of and for the six months ended June 30, 2016.
As a result of these material weaknesses in the Company’s internal control over financial reporting the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016.
(b) Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts outlined below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of the Material Weaknesses in Internal Control Over Financial Reporting
During the fourth quarter of 2016, the Company began placing new leadership throughout Ditech Financial to strengthen operations and improve oversight of controls and processes throughout the business. During 2017, Management’s emphasis will be to design and implement certain remediation measures to address the material weaknesses and enhance the Company’s internal control over financial reporting. Management, with the oversight of our Audit Committee, expects to take the following actions to improve the design and operating effectiveness of our internal control over financial reporting in order to remediate the material weaknesses, for Ditech Financial operational processes and over the deferred tax asset valuation allowance, respectively:
Ditech Financial operational processes:

•	Management will design, document, and implement control procedures related to the review of foreclosure liens, foreclosure related advance coding, and bankruptcy plans.

•	Management will test and evaluate the design and operating effectiveness of control procedures throughout the default servicing function.

•	Management will assess the effectiveness of the remediation plan.
Deferred tax asset valuation allowance:

•	Management will enhance the key control over the review of the calculation of the deferred tax asset valuation allowances in accordance with GAAP.

•
Management will supplement our current tax professionals with personnel who have expertise in accounting for deferred tax asset valuation allowances and/or will augment the internal review procedures to include consultation and external review procedures over the quarterly and annual income tax calculations that are used to determine the deferred tax asset valuation, as applicable.

Management intends to implement the remediation measures outlined above, relating to default servicing and deferred tax asset valuation allowance, respectively, with an expected completion date of no later than December 31, 2017. Management believes the remediation measures will strengthen Walter Investment's internal control over financial reporting and remediate the material weaknesses identified. In connection with the restatement effort, management engaged and utilized additional third party tax advisors to review and provide necessary feedback with respect to the calculation of the deferred tax asset valuation allowance. Management expects to continue to utilize these third-party tax advisors in subsequent filing periods as needed. If management is unsuccessful in fully implementing the new controls to address the material weaknesses and to strengthen the overall internal control environment, our financial condition and results of operations may result in inaccurate and untimely reporting. Management will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that management deems appropriate given the circumstance.

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
For a description of certain legal proceedings, please see Note 15 to the Notes to Consolidated Financial Statements.
ITEM 1A. RISK FACTORS (AS RESTATED)
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
Subsequent to our Original Filing, we identified two material weaknesses in the original filing of the Form 10-K for the year ended December 31, 2016. If we do not adequately address these material weaknesses, if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting in the future, or if we otherwise do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results, which may materially adversely affect our business and financial condition.
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

In the original filing of the Form 10-K for the year ended December, 31, 2016, we concluded at December 31, 2016 that there was a material weakness in internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities. Further, in connection with the identification of the error in the calculation of the valuation allowance on our deferred tax assets that resulted in preparing this Amended Filing, we have identified an additional material weakness in internal controls over financial reporting related to the technical review of such calculation. We have initiated steps to remediate both of these material weaknesses. While we believe these steps will improve the effectiveness of our internal controls over financial reporting and remediate the material weaknesses, if our remediation efforts are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. Refer to Part I, Item 4. Controls and Procedures for further information regarding these material weaknesses and our related remediation plans.
It is possible that additional material weaknesses and/or significant deficiencies could be identified by our management or by our independent auditing firm in the future, or may occur without being identified. The existence of any additional material weakness or significant deficiency could require management to devote significant additional time and incur significant additional expense to remediate such weakness or deficiency and management may not be able to remediate the same in a timely manner. Any additional weakness or deficiency, even if remediated quickly, could result in regulatory scrutiny or lead to a default under our indebtedness. Furthermore, any additional material weakness requiring disclosure could cause investors to further lose confidence in our reported financial condition, materially affect the market price and trading liquidity of our debt instruments, reduce the market value of our common stock and otherwise materially adversely affect our business and financial condition.
The restatement of our financial statements may lead to additional risks and uncertainties, including loss of investor and counterparty confidence and negative impacts on our stock price.
We have restated our Consolidated Financial Statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 to correct an error in our calculation of the valuation allowance on our deferred tax assets. For a discussion of this error and the related adjustment, see Note 2 to the Consolidated Financial Statements included in this report and the Explanatory Note immediately preceding the Index. In connection with this restatement of our prior financial statements, we have identified a material weakness in our internal controls over financial reporting in addition to the material weakness that was identified in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the SEC on March 14, 2017. Management has concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of June 30, 2016. For a description of these material weaknesses, refer to Part I, Item 4. Controls and Procedures.
In connection with the restatement, including the evaluation of the valuation allowance on our deferred tax asset balance, preparation of the Amended Filings, obtaining necessary waivers and/or amendments from our warehouse and advance facility lenders and remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting, we have incurred significant additional costs consisting of additional accounting and legal fees, diversion of management’s time and attention and reductions in our advance rates and/or other changes to the terms of our warehouse and advance facilities. We may also become subject to regulatory investigations, stockholder demands or other legal actions in connection with the restatement, which would, regardless of the outcome, consume substantial resources (including management’s time and attention) and result in additional legal, accounting, insurance and other costs. The restatement and related matters could also impair our reputation and cause our lenders and other counterparties to lose confidence in us. Our ability to comply with certain continued listing standards of the NYSE may be impacted following this Amended Filing. Each of these occurrences, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition, liquidity and stock price.
If we fail to regain and maintain compliance with the continued listing standards of the NYSE, it may result in the delisting of our common stock from the NYSE and have other negative implications under our material agreements with lenders and counterparties.
Our common shares are currently and have been listed for trading on the NYSE, and the continued listing of our common shares on the NYSE is subject to our compliance with a number of listing standards. To maintain compliance with these continued listing standards, the Company is required, among other things, to maintain an average closing price per share of $1.00 or more over a consecutive 30 trading-day period. On July 13, 2017, we received written notification from the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a consecutive 30 trading-day period as of July 10, 2017, and, as a result, the average closing price per share of our common stock was below the minimum average closing price required to maintain listing on the NYSE. We have notified the NYSE of our intent to cure this noncompliance and are considering various options we may take in an effort to cure this deficiency and regain compliance. Additionally, as of the date we file this report, we will be considered to be below compliance with another NYSE continued listing standard because the Company's average global market capitalization over a consecutive 30 trading-day period has fallen below $50.0 million at the same time our stockholders' equity is less than $50.0 million.

In addition, our common stock could be delisted if the trading price of our common stock on the NYSE is abnormally low, which has generally been interpreted to mean at levels below $0.16 per share, or if our average market capitalization over a consecutive 30 day-trading period is less than $15 million. In these events, we would not have an opportunity to cure the deficiency, and our shares would be delisted immediately and suspended from trading on the NYSE.
If we are unable to cure any event of noncompliance with any continued listing standard of the NYSE within the applicable timeframe and other parameters set forth by the NYSE, or if we fail to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of our common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, our common stock. If our common stock is delisted from the NYSE, this could also have negative implications on our business relationships under our material agreements with lenders and other counterparties. If our common stock is delisted from the NYSE, it would constitute a fundamental change as that term is defined under the terms of the Convertible Notes, and require, among other things, that we take steps to make an offer to repay the Convertible Notes at 100% of the principal amount thereof. We currently are not permitted to make such an offer pursuant to the terms of certain of our debt facilities and agreements. If our common stock is delisted from the NYSE and we are not able to satisfy this repurchase obligation, it would constitute an event of default under the indenture governing the Convertible Notes and result in a cross default under certain of our other debt agreements. In such event, the holders of 25% in aggregate principal amount outstanding of the Convertible Notes will have the right to accelerate such indebtedness. Lenders under the 2013 Credit Agreement and under the warehouse facilities would similarly be able to accelerate the indebtedness thereunder if we are unable to fulfill such obligations and if indebtedness in excess of $75.0 million in the aggregate were so accelerated, holders of the Senior Notes could similarly accelerate the Senior Notes indebtedness. Each of these occurrences, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition, liquidity and stock price.

Risks Related to our Proposed Restructuring

The Restructuring Support Agreement is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the Restructuring Support Agreement is terminated, our ability to consummate a restructuring of our debt could be materially and adversely affected.

The Restructuring Support Agreement sets forth certain conditions we must satisfy, including seeking to negotiate a restructuring support agreement with at least 66 2/3% of the Senior Noteholders and the timely satisfaction of conditions and milestones to consummate the restructuring. Our ability to timely satisfy such conditions and milestones is subject to risks and uncertainties that, in certain instances, are beyond our control, including whether we receive the requisite level of participation from each of the holders of the 2013 Term Loan, Senior Notes and Convertible Notes to consummate the transactions contemplated by the Restructuring Support Agreement. The Restructuring Support Agreement gives the Consenting Term Lenders the ability to terminate the Restructuring Support Agreement under certain circumstances, including the failure of certain conditions or milestones to be satisfied. Should the Restructuring Support Agreement be terminated, all obligations of the parties to the Restructuring Support Agreement will terminate (except as expressly provided in the Restructuring Support Agreement). A termination of the Restructuring Support Agreement may result in the loss of support for a restructuring and our ability to effect a restructuring in the future could be materially and adversely affected.

In the event we pursue the in-court restructuring and file for relief under the Bankruptcy Code, we may be subject to the risks and uncertainties associated with Chapter 11 proceedings.

The terms of the Restructuring Support Agreement provide that in the absence of sufficient stakeholder support for the out-of-court restructuring and subject to certain other conditions, the parties thereto will implement the proposed financial restructuring through a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. In the event we pursue the in-court restructuring and file for relief under the Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to maintain our relationships with our lenders, counterparties, employees and other third parties; our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions; the ability of third parties to use certain limited safe harbor provisions of the Bankruptcy Code to terminate contracts without first seeking bankruptcy court approval; and the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our operational and strategic plans.

The Consolidated Financial Statements included herein contain disclosures that express substantial doubt about our ability to continue as a going concern due to the possibility that we may implement a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.

As set forth in the Restructuring Support Agreement, the parties thereto have agreed to, among other things, the principal terms of a proposed financial restructuring of the Company, which will be implemented through an out-of-court restructuring and, in the absence of sufficient stakeholder support for an out-of-court restructuring, a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. The potential for a prepackaged Chapter 11 filing raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, and management has concluded that while there can be no assurance that the Company’s recent and future actions will be successful in mitigating the various risks and uncertainties to which the Company is currently subject, the Company’s current plans provide enough liquidity to meet its obligations over the next twelve months from the date of issuance of the Consolidated Financial Statements. The Company will continue to monitor progress on its debt restructuring initiatives and the impact on its ongoing assessment of going concern in future periods.

We may not be able to obtain sufficient stakeholder support for the transactions contemplated by the Restructuring Support Agreement.

There can be no assurance that the proposed financial restructuring of the Company as contemplated in the Restructuring Support Agreement will receive the necessary level of support to be implemented either through an out-of-court restructuring or an in-court-restructuring. The success of any restructuring will depend on the willingness of existing creditors to agree to the exchange or modification of their claims, and if applicable, approval by the bankruptcy court, and there can be no guarantee of success with respect to those matters. We may receive objections to the terms of the transactions contemplated by the Restructuring Support Agreement, including objection to the confirmation of any plan of reorganization from various stakeholders in any Chapter 11 proceedings. We cannot predict the impact that any objection or third party motion may have on a bankruptcy court’s decision to confirm a plan of reorganization or our ability to complete an in-court restructuring as contemplated by the Restructuring Support Agreement or otherwise. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

The pursuit of the Restructuring Support Agreement has consumed, and compliance with the terms thereof will consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations.

It is impossible to predict with certainty the amount of time and resources necessary to successfully implement the restructuring contemplated by the Restructuring Support Agreement, particularly if we must proceed with an in-court restructuring. Compliance with the terms of the Restructuring Support Agreement will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proposed transactions. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations.

Furthermore, loss of key personnel, significant employee attrition or material erosion of employee morale has negatively impacted and could have a material adverse effect on our ability to effectively conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our business and on our financial condition and results of operations.
If we are unable to effectuate a satisfactory debt restructuring transaction this could have a material adverse effect on the Company.
If the Company is unable to effectuate a satisfactory debt restructuring transaction, the adverse pressures the Company has recently experienced with respect to its:

•	relationships with counterparties and key stakeholders who are critical to its business;

•	ability to access the capital markets;

•	ability to execute on its operational and strategic goals;

•	ability to recruit and/or retain key personnel; and

•	business, prospects, results of operations and liquidity generally,

are expected to continue and potentially intensify, and could have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition.
Even if the restructuring is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the debt restructuring is consummated, whether by means of the out-of-court restructuring or in-court restructuring, we will continue to face a number of risks, including our ability to reduce expenses, return our servicing and originations businesses to sustained profitability, implement our strategic initiatives, including those related to our “core” and “non-core” framework and generally maintain favorable relationships with and secure the confidence of our counterparties. Accordingly, we cannot guarantee that the proposed financial restructuring will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.
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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: August 9, 2017	By:	/s/ Anthony N. Renzi
Anthony N. Renzi
Chief Executive Officer and President (Principal Executive Officer)

Dated: August 9, 2017	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

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
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.