Form 10-Q/A
period 2016-09-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2017-08-09
CIK 1040719

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Walter Investment Management Corp. is amending its Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 (hereinafter referred to as the Original Filing and, as amended, the Amended Filing), and separately amending its Annual Report on Form 10-K for the year ended December 31, 2016 as well as its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2016 and March 31, 2017, in each case, to reflect a correction to the net deferred tax assets balance as described in further detail below as well as in Note 2 to the Consolidated Financial Statements. The Company reported that these previously issued financial statements contained in the Original Filings could no longer be relied upon in its Current Report on Form 8-K filed with the SEC on May 26, 2017. Further, as discussed in Note 2 to the Consolidated Financial Statements, the Company has also revised the amended quarterly reports for 2016 to include immaterial corrections of errors in its consolidated balance sheets related to insurance related receivables and payables.
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
The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the evaluation of the realizability of the Company's deferred tax assets for the nine months ended September 30, 2016 performed in connection with the Original Filing, management concluded that a partial valuation allowance was necessary, and included such allowance in the Original Filing. Subsequent to the Original Filing, management discovered an error in the calculation of the valuation allowance on the deferred tax assets, which is discussed in further detail in Note 2 to the Consolidated Financial Statements. As a result of this error, it was determined that the valuation allowance should have been $369.0 million higher than what was originally recorded and reduced the deferred tax assets, net to $56.9 million from $425.9 million at September 30, 2016.
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
The cumulative impact of the non-cash adjustment to correct the aforementioned error was a reduction in the net deferred tax assets balance and a corresponding increase in accumulated deficit of approximately $369.0 million as of September 30, 2016. Net loss increased for the nine months ended September 30, 2016 by $369.0 million, which increased the loss per share by $10.30.
As a result of the identification of the error that led to this Amended Filing, Company management determined that the Company did not maintain effective internal controls with respect to the operating effectiveness of the review of the tax calculations associated with the valuation allowance on the deferred tax asset balances and further determined that this control deficiency constitutes a material weakness in internal controls over financial reporting as of September 30, 2016. Refer to Item 9A in this Amended Filing for management's revised conclusions related to internal controls over financial reporting as of September 30, 2016.
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
This Amended Filing reflects the restatement of (i) the Company’s consolidated balance sheet at September 30, 2016, (ii) the consolidated statements of comprehensive loss; stockholders’ equity (deficit) and cash flows for the year then ended, and (iii) the notes related thereto. For a more detailed description of these matters, see Note 2 to the Consolidated Financial Statements. Except for certain of the information appearing in this Explanatory Note and Note 3 to the Consolidated Financial Statements, this Amended Filing sets forth the Original Filing in its entirety, only amends Items 1, 2 and 4 of Part I, and Items 1A and 6 of Part II of the Original Filing to the extent necessary to reflect the adjustments described above and described in Note 2 to the Consolidated Financial Statements and to reflect recent developments specifically described in Note 3 to the Consolidated Financial Statements, does not reflect any events occurring after the filing date of the Original Filing and has not been updated or otherwise amended. Accordingly, the forward-looking statements included in this Amended Filing represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q/A

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (As Restated, See Note 2)
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Restated)	(Restated)
	(unaudited)
ASSETS
Cash and cash equivalents	$285,682	$202,828
Restricted cash and cash equivalents	300,268	708,099
Residential loans at amortized cost, net (includes $3,224 and $4,457 in allowance for loan losses at September 30, 2016 and December 31, 2015, respectively)	616,936	541,406
Residential loans at fair value	12,640,302	12,673,439
Receivables, net (includes $15,010 and $16,542 at fair value at September 30, 2016 and December 31, 2015, respectively)	138,345	137,190
Servicer and protective advances, net (includes $124,055 and $120,338 in allowance for uncollectible advances at September 30, 2016 and December 31, 2015, respectively)	1,299,913	1,631,065
Servicing rights, net (includes $1,195,014 and $1,682,016 at fair value at September 30, 2016 and December 31, 2015, respectively)	1,284,543	1,788,576
Goodwill	65,302	367,911
Intangible assets, net	68,075	84,038
Premises and equipment, net	94,586	106,481
Deferred tax assets, net	56,875	108,050
Other assets (includes $80,435 and $58,512 at fair value at September 30, 2016 and December 31, 2015, respectively)	255,259	200,364
Total assets	$17,106,086	$18,549,447

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities (includes $18,522 and $6,475 at fair value at September 30, 2016 and December 31, 2015, respectively)	$730,628	$597,926
Servicer payables	141,422	603,692
Servicing advance liabilities	1,023,770	1,229,280
Warehouse borrowings	1,362,209	1,340,388
Servicing rights related liabilities at fair value	119,267	117,000
Corporate debt	2,124,541	2,157,424
Mortgage-backed debt (includes $529,373 and $582,340 at fair value at September 30, 2016 and December 31, 2015, respectively)	970,065	1,051,679
HMBS related obligations at fair value	10,699,720	10,647,382
Total liabilities	17,171,622	17,744,771
Commitments and contingencies (Note 17)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 36,311,037 and 35,573,405 shares at September 30, 2016 and December 31, 2015, respectively	363	355
Additional paid-in capital	597,139	591,454
Retained earnings (accumulated deficit)	(663,878)	212,054
Accumulated other comprehensive income	840	813
Total stockholders' equity (deficit)	(65,536)	804,676
Total liabilities and stockholders' equity (deficit)	$17,106,086	$18,549,447

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

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (As Restated, See Note 2)
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
REVENUES
Net servicing revenue and fees	$111,629	$(1,771)	$37,803	$313,031
Net gains on sales of loans	122,014	116,218	306,667	360,844
Net fair value gains on reverse loans and related HMBS obligations	18,627	52,644	61,485	90,233
Interest income on loans	11,332	12,410	35,352	62,537
Insurance revenue	10,000	8,763	31,644	34,323
Other revenues	23,728	31,129	78,623	81,715
Total revenues	297,330	219,393	551,574	942,683

EXPENSES
General and administrative	151,792	132,067	417,174	402,814
Salaries and benefits	133,199	142,088	399,519	432,473
Goodwill and intangible assets impairment	97,716	—	313,128	56,539
Interest expense	65,302	66,728	193,950	210,264
Depreciation and amortization	16,580	20,646	45,543	53,371
Other expenses, net	1,206	2,595	5,609	8,043
Total expenses	465,795	364,124	1,374,923	1,163,504

OTHER GAINS (LOSSES)
Net gains on extinguishment	13,734	—	14,662	—
Other net fair value gains (losses)	(3,302)	1,119	(6,265)	3,573
Other	(150)	12,054	(1,706)	21,013
Total other gains	10,282	13,173	6,691	24,586

Loss before income taxes	(158,183)	(131,558)	(816,658)	(196,235)
Income tax expense (benefit)	55,084	(54,630)	59,274	(50,180)
Net loss	$(213,267)	$(76,928)	$(875,932)	$(146,055)

Comprehensive loss	$(213,281)	$(76,793)	$(875,905)	$(145,804)

Net loss	$(213,267)	$(76,928)	$(875,932)	$(146,055)

Basic and diluted loss per common and common equivalent share	$(5.90)	$(2.04)	$(24.45)	$(3.87)

Weighted-average common and common equivalent shares outstanding — basic and diluted	36,144	37,802	35,828	37,760
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (As Restated, See Note 2)
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount				Total
				(Restated)		(Restated)
Balance at January 1, 2016	35,573,405	$355	$591,454	$212,054	$813	$804,676
Net loss (As Restated)	—	—	—	(875,932)	—	(875,932)
Other comprehensive income, net of tax	—	—	—	—	27	27
Share-based compensation	—	—	7,656	—	—	7,656
Tax shortfall on share-based compensation	—	—	(1,251)	—	—	(1,251)
Share-based compensation issuances, net	737,632	8	(720)	—	—	(712)
Balance at September 30, 2016	36,311,037	$363	$597,139	$(663,878)	$840	$(65,536)
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, See Note 2)
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
	(Restated)	(Restated)
Operating activities
Net loss	$(875,932)	$(146,055)

Adjustments to reconcile net loss to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(61,485)	(90,233)
Amortization of servicing rights	13,058	20,634
Change in fair value of servicing rights	600,109	353,023
Change in fair value of servicing rights related liabilities	(8,486)	107
Change in fair value of charged-off loans	(17,781)	(16,294)
Other net fair value losses	11,666	3,483
Accretion of discounts on residential loans and advances	(2,739)	(6,301)
Accretion of discounts on debt and amortization of deferred debt issuance costs	25,615	24,063
Provision for uncollectible advances	30,775	39,278
Depreciation and amortization of premises and equipment and intangible assets	45,543	53,371
Provision (benefit) for deferred income taxes	49,863	(28,118)
Share-based compensation	7,656	14,345
Purchases and originations of residential loans held for sale	(15,553,394)	(20,158,426)
Proceeds from sales of and payments on residential loans held for sale	15,861,355	20,165,907
Proceeds from sale of trading security	—	70,390
Net gains on sales of loans	(306,667)	(360,844)
Gain on sale of trading security	—	(10,296)
Gain on sale of investments	—	(8,959)
Goodwill and intangible assets impairment	313,128	56,539
Other	(5,940)	246

Changes in assets and liabilities
Increase in receivables	(7,279)	(37,680)
Decrease in servicer and protective advances	309,093	211,349
Decrease (increase) in other assets	(82,724)	9,396
Increase (decrease) in payables and accrued liabilities	9,625	(50,291)
Increase in servicer payables, net of change in restricted cash	20,113	5,880
Cash flows provided by operating activities	375,172	114,514

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
The Company operates through three reportable segments: Servicing, Originations, and Reverse Mortgage. Refer to Note 16 for additional information.
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

The decrease in deferred tax assets as of September 30, 2016 as compared to December 31, 2015 is primarily as a result of the valuation allowance recorded against our deferred tax assets, including the restatement adjustment as described in Note 2 to the Consolidated Financial Statements.
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

Based on the revised calculation and analysis, the Company concluded that the valuation allowance on the deferred tax assets should be increased by $369.0 million which reduces the net deferred tax assets that are expected to be realized in the future. The impact of the adjustment was to reduce the overall net deferred tax assets balance by increasing the valuation allowance, and reducing the tax benefit recorded in the Company's previously issued consolidated statement of comprehensive loss.
The consolidated financial statements included in this Form 10-Q/A have been restated as of and for the three and nine months ended September 30, 2016 to reflect the adjustment described above. The following statements present the effect of the restatement on (i) the consolidated balance sheet as of September 30, 2016, (ii) the consolidated statements of comprehensive loss; stockholders’ equity and cash flows for the nine months ended September 30, 2016, and (iii) the notes related thereto. The impact to stockholders' equity is reflected below in the restated consolidated balance sheet.
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
The Company revised the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015. All of the revisions were made to the changes in assets and liabilities included in cash flows provided by operating activities. For the nine months ended September 30, 2015, cash flows from the change in receivables and change in servicer and protective advances decreased by $1.0 million and $2.2 million, respectively, while cash flows from the change in payables and accrued liabilities increased by $3.2 million. Adjustments to the Company's balance sheet as of September 30, 2016 and cash flows for the nine months ended September 30, 2016 are included in the other adjustments column in the tables below.
The Company evaluated its internal controls over financial reporting as it related to this overstatement. The error in application of accounting guidance occurred at the time of acquisition of the insurance business. Subsequent controls over contract review were implemented in 2013 and deemed to be operating effectively as of December 31, 2016.

The following table presents the consolidated balance sheet as previously reported, restatement adjustments, other adjustments, and the consolidated balance sheet as restated as of September 30, 2016 (in thousands):

	September 30, 2016 (unaudited)
	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Cash and cash equivalents	$285,682	$—	$—	$285,682
Restricted cash and cash equivalents	300,268	—	—	300,268
Residential loans at amortized cost, net	616,936	—	—	616,936
Residential loans at fair value	12,640,302	—	—	12,640,302
Receivables, net	196,939	—	(58,594)	138,345
Servicer and protective advances, net	1,274,641	—	25,272	1,299,913
Servicing rights, net	1,284,543	—	—	1,284,543
Goodwill	65,302	—	—	65,302
Intangible assets, net	68,075	—	—	68,075
Premises and equipment, net	94,586	—	—	94,586
Deferred tax assets, net	425,878	(369,003)	—	56,875
Other assets	255,259	—	—	255,259
Total assets	$17,508,411	$(369,003)	$(33,322)	$17,106,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$763,950	$—	$(33,322)	$730,628
Servicer payables	141,422	—	—	141,422
Servicing advance liabilities	1,023,770	—	—	1,023,770
Warehouse borrowings	1,362,209	—	—	1,362,209
Servicing rights related liabilities at fair value	119,267	—	—	119,267
Corporate debt	2,124,541	—	—	2,124,541
Mortgage-backed debt	970,065	—	—	970,065
HMBS related obligations at fair value	10,699,720	—	—	10,699,720
Total liabilities	17,204,944	—	(33,322)	17,171,622

Stockholders' equity (deficit):
Preferred stock	—	—	—	—
Common stock	363	—	—	363
Additional paid-in capital	597,139	—	—	597,139
Accumulated deficit	(294,875)	(369,003)	—	(663,878)
Accumulated other comprehensive income	840	—	—	840
Total stockholders' equity (deficit)	303,467	(369,003)	—	(65,536)
Total liabilities and stockholders' equity (deficit)	$17,508,411	$(369,003)	$(33,322)	$17,106,086

The following table presents the consolidated statement of comprehensive loss as previously reported, restatement adjustments, and the consolidated statement of comprehensive loss as restated for the three months ended September 30, 2016 (in thousands, except share and per share data):

	For the Three Months Ended September 30, 2016 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
REVENUES
Net servicing revenue and fees	$111,629	$—	$111,629
Net gains on sales of loans	122,014	—	122,014
Net fair value gains on reverse loans and related HMBS obligations	18,627	—	18,627
Interest income on loans	11,332	—	11,332
Insurance revenue	10,000	—	10,000
Other revenues	23,728	—	23,728
Total revenues	297,330	—	297,330

EXPENSES
General and administrative	151,792	—	151,792
Salaries and benefits	133,199	—	133,199
Goodwill and intangible assets impairment	97,716	—	97,716
Interest expense	65,302	—	65,302
Depreciation and amortization	16,580	—	16,580
Other expenses, net	1,206	—	1,206
Total expenses	465,795	—	465,795

OTHER GAINS (LOSSES)
Net gains on extinguishment	13,734	—	13,734
Other net fair value losses	(3,302)	—	(3,302)
Other	(150)	—	(150)
Total other gains	10,282	—	10,282

Loss before income taxes	(158,183)	—	(158,183)
Income tax expense (benefit)	(56,357)	111,441	55,084
Net loss	$(101,826)	$(111,441)	$(213,267)

Comprehensive loss	$(101,840)	$(111,441)	$(213,281)

Basic and diluted loss per common and common equivalent share	$(2.82)	$(3.08)	$(5.90)
Weighted-average common and common equivalent shares outstanding — basic and diluted	36,144	—	36,144

The following table presents the consolidated statement of comprehensive loss as previously reported, restatement adjustments, and the consolidated statement of comprehensive loss as restated for the nine months ended September 30, 2016 (in thousands, except share and per share data):

	For the Nine Months Ended September 30, 2016 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
REVENUES
Net servicing revenue and fees	$37,803	$—	$37,803
Net gains on sales of loans	306,667	—	306,667
Net fair value gains on reverse loans and related HMBS obligations	61,485	—	61,485
Interest income on loans	35,352	—	35,352
Insurance revenue	31,644	—	31,644
Other revenues	78,623	—	78,623
Total revenues	551,574	—	551,574

EXPENSES
General and administrative	417,174	—	417,174
Salaries and benefits	399,519	—	399,519
Goodwill and intangible assets impairment	313,128	—	313,128
Interest expense	193,950	—	193,950
Depreciation and amortization	45,543	—	45,543
Other expenses, net	5,609	—	5,609
Total expenses	1,374,923	—	1,374,923

OTHER GAINS (LOSSES)
Net gains on extinguishment	14,662	—	14,662
Other net fair value losses	(6,265)	—	(6,265)
Other	(1,706)	—	(1,706)
Total other gains	6,691	—	6,691

Loss before income taxes	(816,658)	—	(816,658)
Income tax expense (benefit)	(309,729)	369,003	59,274
Net loss	$(506,929)	$(369,003)	$(875,932)

Comprehensive loss	$(506,902)	$(369,003)	$(875,905)

Basic and diluted loss per common and common equivalent share	$(14.15)	$(10.30)	$(24.45)
Weighted-average common and common equivalent shares outstanding — basic and diluted	35,828	—	35,828

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments, other adjustments, and the consolidated statement of cash flows as restated for the nine months ended September 30, 2016 (in thousands):

	For the Nine Months Ended September 30, 2016 (unaudited)
	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Operating activities
Net loss	$(506,929)	$(369,003)	$—	$(875,932)

Adjustments to reconcile net loss to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(61,485)	—	—	(61,485)
Amortization of servicing rights	13,058	—	—	13,058
Change in fair value of servicing rights	600,109	—	—	600,109
Change in fair value of servicing rights related liabilities	(8,486)	—	—	(8,486)
Change in fair value of charged-off loans	(17,781)	—	—	(17,781)
Other net fair value losses	11,666	—	—	11,666
Accretion of discounts on residential loans and advances	(2,739)	—	—	(2,739)
Accretion of discounts on debt and amortization of deferred debt issuance costs	25,615	—	—	25,615
Provision for uncollectible advances	30,775	—	—	30,775
Depreciation and amortization of premises and equipment and intangible assets	45,543	—	—	45,543
Provision (benefit) for deferred income taxes	(319,140)	369,003	—	49,863
Share-based compensation	7,656	—	—	7,656
Purchases and originations of residential loans held for sale	(15,553,394)	—	—	(15,553,394)
Proceeds from sales of and payments on residential loans held for sale	15,861,355	—	—	15,861,355
Net gains on sales of loans	(306,667)	—	—	(306,667)
Goodwill and intangible assets impairment	313,128	—	—	313,128
Other	(5,940)	—	—	(5,940)

Changes in assets and liabilities
Decrease (increase) in receivables	11,335	—	(18,614)	(7,279)
Decrease in servicer and protective advances	299,211	—	9,882	309,093
Increase in other assets	(82,724)	—	—	(82,724)
Increase in payables and accrued liabilities	893	—	8,732	9,625
Increase in servicer payables, net of change in restricted cash	20,113	—	—	20,113
Cash flows provided by operating activities	375,172	—	—	375,172

	For the Nine Months Ended September 30, 2016 (unaudited)
	As Previously Reported	Restatement Adjustments	Other Adjustments	As Restated
Investing activities
Purchases and originations of reverse loans held for investment	(653,471)	—	—	(653,471)
Principal payments received on reverse loans held for investment	770,636	—	—	770,636
Principal payments received on mortgage loans held for investment	69,238	—	—	69,238
Payments received on charged-off loans held for investment	17,827	—	—	17,827
Payments received on receivables related to Non-Residual Trusts	6,230	—	—	6,230
Proceeds from sales of real estate owned, net	81,591	—	—	81,591
Purchases of premises and equipment	(29,128)	—	—	(29,128)
Decrease in restricted cash and cash equivalents	9,778	—	—	9,778
Payments for acquisitions of businesses, net of cash acquired	(1,947)	—	—	(1,947)
Acquisitions of servicing rights, net	(7,701)	—	—	(7,701)
Proceeds from sales of servicing rights, net	35,541	—	—	35,541
Other	(3,665)	—	—	(3,665)
Cash flows provided by investing activities	294,929	—	—	294,929

Financing activities
Payments on corporate debt	(480)	—	—	(480)
Extinguishments and settlement of debt	(31,037)	—	—	(31,037)
Proceeds from securitizations of reverse loans	684,711	—	—	684,711
Payments on HMBS related obligations	(958,720)	—	—	(958,720)
Issuances of servicing advance liabilities	1,526,733	—	—	1,526,733
Payments on servicing advance liabilities	(1,734,252)	—	—	(1,734,252)
Net change in warehouse borrowings related to mortgage loans	(147,389)	—	—	(147,389)
Net change in warehouse borrowings related to reverse loans	169,210	—	—	169,210
Proceeds from sales of servicing rights	29,742	—	—	29,742
Payments on servicing rights related liabilities	(16,013)	—	—	(16,013)
Payments on mortgage-backed debt	(80,335)	—	—	(80,335)
Other debt issuance costs paid	(9,260)	—	—	(9,260)
Other	(20,157)	—	—	(20,157)
Cash flows used in financing activities	(587,247)	—	—	(587,247)

Net increase in cash and cash equivalents	82,854	—	—	82,854
Cash and cash equivalents at the beginning of the year	202,828	—	—	202,828
Cash and cash equivalents at the end of the year	$285,682	$—	$—	$285,682

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
As disclosed in Note 12, the Company uses and relies upon short-term borrowing facilities to fund its servicing, originations and reverse mortgage operating businesses. As a result of continued losses, the need for additional waivers and/or amendments, including those required as a result of or in connection with the restatement discussed in Note 2, and the passage of time since the Company first announced its debt restructuring initiative, certain of the Company’s lenders have effected reductions in its advance rates and/or have required other changes to the terms of such facilities, which has negatively impacted the Company’s available liquidity and capital resources. Each of these facilities is typically subject to renewal each year. Borrowing capacity on the various facilities is dependent upon maintaining compliance with the representations, terms, conditions and covenants of the respective agreements. The Company intends to renew, replace, or expand its facilities consistent with its past practices and may seek waivers or amendments in the future, if necessary. The Company is in negotiations with current and prospective lenders regarding expanded financing capacity for its reverse loan repurchases and/or replacement financing capacity for its originations business in the event the Company experiences a material reduction in the financing capacity available to it under its existing borrowing facilities or otherwise requires additional financing capacity to support its businesses and obligations. No assurance can be given that the Company will be successful in maintaining adequate financing capacity with its current or prospective lenders.
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
As disclosed in Note 17, the Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. Additionally, as part of its Reverse Mortgage segment, the Company is obligated to purchase loans out of Ginnie Mae securitization pools under certain circumstances.
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
During the nine months ended September 30, 2016, the Reverse Mortgage VIEs were funded with HECMs and real estate owned that were repurchased from Ginnie Mae securitization pools utilizing warehouse facilities. These assets collateralize certain master repurchase agreements, which are not included in the Reverse Mortgage VIEs. Refer to Note 12 for additional information.

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
Unconsolidated Variable Interest Entities
Included in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are descriptions of the Company’s variable interests in VIEs relating to servicing arrangements with an LOC reimbursement obligation and other servicing arrangements that it does not consolidate as it has determined that it is not the primary beneficiary of such VIEs. Additionally, refer to Note 19 for information on the Company's transactions with WCO.
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
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to a breach of contractual representations and warranties. Refer to Note 17 for additional information.
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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	September 30, 2016		December 31, 2015
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,945,069	$10,273,910	$10,763,816	$10,187,521
Mortgage loans held for sale (1)	1,182,352	1,128,049	1,334,300	1,285,582
Mortgage loans related to Non-Residual Trusts	463,620	528,461	526,016	580,695
Charged-off loans	49,261	2,749,110	49,307	2,887,367
Total	$12,640,302	$14,679,530	$12,673,439	$14,941,165

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$529,373	$534,656	$582,340	$585,839
HMBS related obligations (2)	10,699,720	9,981,537	10,647,382	10,012,283
Total	$11,229,093	$10,516,193	$11,229,722	$10,598,122
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 12 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
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

		September 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net	Level 3	$616,936	$621,952	$541,406	$554,664
Insurance premium receivables (1)	Level 3	12,133	11,715	12,845	12,463
Servicer and protective advances, net (2)	Level 3	1,299,913	1,266,315	1,631,065	1,546,958

Financial liabilities
Payables to insurance carriers (3)	Level 3	2,491	2,476	21,356	21,128
Servicing advance liabilities (4)	Level 3	1,022,919	1,024,676	1,226,898	1,232,147
Corporate debt (5)	Level 2	2,121,357	1,827,295	2,152,031	1,904,467
Mortgage-backed debt carried at amortized cost	Level 3	440,692	446,258	469,339	475,347
__________

(1)
The carrying amounts of insurance premium receivables were reduced by $58.6 million and $77.2 million at September 30, 2016 and December 31, 2015, respectively, and the estimated fair values were reduced by $56.4 million and $74.7 million at September 30, 2016 and December 31, 2015, respectively, to correct an immaterial error as discussed in further detail in Note 2.

(2)
The carrying amounts of servicer and protective advances, net were increased by $25.3 million and $35.2 million at September 30, 2016 and December 31, 2015, respectively, and the estimated fair values were increased by $24.8 million and $33.9 million at September 30, 2016 and December 31, 2015, respectively, to correct an immaterial error as discussed in further detail in Note 2.

(3)
The carrying amounts of payables to insurance carriers were reduced by $33.3 million and $42.1 million at September 30, 2016 and December 31, 2015, respectively, and the estimated fair values were reduced by $32.9 million and $41.6 million at September 30, 2016 and December 31, 2015, respectively, to correct an immaterial error as discussed in further detail in Note 2.

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

The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are described in Note 6. Should the actual performance and timing differ materially from the Company's projected assumptions, the estimate of fair value of the servicing rights could be materially different.
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
9. Goodwill and Intangible Assets, Net
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

Based on the balance of intangible assets, net at September 30, 2016, the following is an estimate of amortization expense for the fourth quarter of 2016 and for each of the next four years and thereafter (in thousands):

Amortization Expense
Fourth quarter of 2016	$2,739
2017	9,243
2018	7,833
2019	6,877
2020	6,066
Thereafter	35,317
Total	$68,075
10. Payables and Accrued Liabilities (As Restated)
Payables and accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts payable and accrued liabilities	$161,610	$113,325
Loans subject to repurchase from Ginnie Mae (1)	123,135	22,507
Curtailment liability	108,525	115,453
Income taxes payable (2)	72,925	—
Employee-related liabilities	72,250	95,926
Originations liability	52,212	48,930
Payables to insurance carriers (3)	2,491	21,356
Servicing rights and related advance purchases payable	24,225	21,649
Accrued interest payable	22,697	9,819
Derivative instruments	18,522	6,475
Uncertain tax positions (4)	11,383	64,554
Acquisition related escrow funds payable to sellers	1,236	10,236
Margin payable on derivative instruments	906	10,101
Other	58,511	57,595
Total payables and accrued liabilities	$730,628	$597,926
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

(3)	The balances were reduced by $33.3 million and $42.1 million at September 30, 2016 and December 31, 2015, respectively, to correct an immaterial error as discussed in further detail in Note 2.

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
11. Servicing Advance Liabilities
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

Subsequent to the Original Filing, Ditech Financial received waivers from each of its lenders to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting from or arising from the restatement, as described in the Explanatory Note and Note 2.
12. Warehouse Borrowings (As Restated)
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
13. Corporate Debt
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

Subsequent to the Original Filing, the Company received waivers from each of the requisite holders of its term loans to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting from or arising from the restatement and conclusions reached regarding the Company's ability to continue as a going concern, as described in Notes 2 and 3.
Subsequent to the Original Filing, the beneficial owners of the requisite principal amount of the Senior Notes agreed to waive any default or event of default arising from the restatement, as described in the Explanatory Note and Note 2 to the Consolidated Financial Statements.

14. Share-Based Compensation
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
15. Common Stock and Loss Per Share (As Restated)
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
Loss Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computation shown on the consolidated statements of comprehensive loss (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Restated)		(Restated)
Basic and diluted loss per share
Net loss available to common stockholders (numerator)	$(213,267)	$(76,928)	$(875,932)	$(146,055)
Weighted-average common shares outstanding (denominator)	36,144	37,802	35,828	37,760
Basic and diluted loss per common and common equivalent share	$(5.90)	$(2.04)	$(24.45)	$(3.87)
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

16. Segment Reporting (As Restated)
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

	Total Assets Per Segment (As Restated)
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
September 30, 2016	$3,840,912	$1,468,720	$11,238,121	$1,227,127	$(668,794)	$17,106,086
December 31, 2015	5,244,070	1,570,258	11,127,641	1,318,840	(711,362)	18,549,447
17. Commitments and Contingencies
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

18. Separate Financial Information of Subsidiary Guarantors of Indebtedness (As Restated)
In accordance with the Senior Notes Indenture, certain existing and future 100% owned domestic subsidiaries of the Parent Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Parent Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Parent Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Parent Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet (As Restated, See Note 2)
September 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$999	$282,683	$2,000	$—	$285,682
Restricted cash and cash equivalents	1,501	176,148	122,619	—	300,268
Residential loans at amortized cost, net	13,519	127,724	475,693	—	616,936
Residential loans at fair value	—	12,101,735	538,567	—	12,640,302
Receivables, net	25,188	96,035	17,122	—	138,345
Servicer and protective advances, net	—	423,727	847,557	28,629	1,299,913
Servicing rights, net	—	1,284,543	—	—	1,284,543
Goodwill	—	65,302	—	—	65,302
Intangible assets, net	—	63,087	4,988	—	68,075
Premises and equipment, net	1,385	93,201	—	—	94,586
Deferred tax assets, net	—	59,451	—	(2,576)	56,875
Other assets	35,231	190,144	29,884	—	255,259
Due from affiliates, net	641,934	—	—	(641,934)	—
Investments in consolidated subsidiaries and VIEs	1,492,160	164,446	—	(1,656,606)	—
Total assets	$2,211,917	$15,128,226	$2,038,430	$(2,272,487)	$17,106,086

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$152,912	$577,757	$6,726	$(6,767)	$730,628
Servicer payables	—	141,422	—	—	141,422
Servicing advance liabilities	—	156,872	866,898	—	1,023,770
Warehouse borrowings	—	1,362,209	—	—	1,362,209
Servicing rights related liabilities at fair value	—	119,267	—	—	119,267
Corporate debt	2,124,541	—	—	—	2,124,541
Mortgage-backed debt	—	—	970,065	—	970,065
HMBS related obligations at fair value	—	10,699,720	—	—	10,699,720
Deferred tax liabilities, net	—	—	2,576	(2,576)	—
Obligation to fund Non-Guarantor VIEs	—	47,027	—	(47,027)	—
Due to affiliates, net	—	611,876	30,058	(641,934)	—
Total liabilities	2,277,453	13,716,150	1,876,323	(698,304)	17,171,622

Stockholders' equity (deficit):
Total stockholders' equity (deficit)	(65,536)	1,412,076	162,107	(1,574,183)	(65,536)
Total liabilities and stockholders' equity (deficit)	$2,211,917	$15,128,226	$2,038,430	$(2,272,487)	$17,106,086

Condensed Consolidating Balance Sheet (As Restated, See Note 2)
December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$4,016	$196,812	$2,000	$—	$202,828
Restricted cash and cash equivalents	10,512	639,151	58,436	—	708,099
Residential loans at amortized cost, net	14,130	26,713	500,563	—	541,406
Residential loans at fair value	—	12,147,423	526,016	—	12,673,439
Receivables, net	11,465	108,227	17,498	—	137,190
Servicer and protective advances, net	—	514,213	1,082,405	34,447	1,631,065
Servicing rights, net	—	1,788,576	—	—	1,788,576
Goodwill	—	367,911	—	—	367,911
Intangible assets, net	—	78,523	5,515	—	84,038
Premises and equipment, net	1,559	104,922	—	—	106,481
Deferred tax assets, net	—	132,687	—	(24,637)	108,050
Other assets	37,724	150,470	12,170	—	200,364
Due from affiliates, net	674,139	—	—	(674,139)	—
Investments in consolidated subsidiaries and VIEs	2,278,009	54,810	—	(2,332,819)	—
Total assets	$3,031,554	$16,310,438	$2,204,603	$(2,997,148)	$18,549,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$43,778	$554,710	$5,206	$(5,768)	$597,926
Servicer payables	—	603,692	—	—	603,692
Servicing advance liabilities	—	236,511	992,769	—	1,229,280
Warehouse borrowings	—	1,340,388	—	—	1,340,388
Servicing rights related liabilities at fair value	—	117,000	—	—	117,000
Corporate debt	2,156,944	480	—	—	2,157,424
Mortgage-backed debt	—	—	1,051,679	—	1,051,679
HMBS related obligations at fair value	—	10,647,382	—	—	10,647,382
Deferred tax liabilities, net	26,156	—	1,746	(27,902)	—
Obligation to fund Non-Guarantor VIEs	—	36,048	—	(36,048)	—
Due to affiliates, net	—	579,715	94,423	(674,138)	—
Total liabilities	2,226,878	14,115,926	2,145,823	(743,856)	17,744,771

Stockholders' equity:
Total stockholders' equity	804,676	2,194,512	58,780	(2,253,292)	804,676
Total liabilities and stockholders' equity	$3,031,554	$16,310,438	$2,204,603	$(2,997,148)	$18,549,447

Condensed Consolidating Statement of Comprehensive Income (Loss) (As Restated, See Note 2)
For the Three Months Ended September 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$113,803	$—	$(2,174)	$111,629
Net gains on sales of loans	—	122,014	—	—	122,014
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	18,687	(60)	—	18,627
Interest income on loans	248	143	10,941	—	11,332
Insurance revenue	—	9,287	871	(158)	10,000
Other revenues, net	(938)	25,017	17,882	(18,233)	23,728
Total revenues	(690)	288,951	29,634	(20,565)	297,330

EXPENSES
General and administrative	19,859	145,563	3,488	(17,118)	151,792
Salaries and benefits	13,505	119,694	—	—	133,199
Goodwill and intangible assets impairment	—	97,716	—	—	97,716
Interest expense	36,986	13,249	15,451	(384)	65,302
Depreciation and amortization	234	16,173	173	—	16,580
Corporate allocations	(32,203)	32,203	—	—	—
Other expenses, net	47	1,150	9	—	1,206
Total expenses	38,428	425,748	19,121	(17,502)	465,795

OTHER GAINS (LOSSES)
Net gains on extinguishment	13,734	—	—	—	13,734
Other net fair value losses	—	(643)	(2,659)	—	(3,302)
Other	—	(150)	—	—	(150)
Total other gains (losses)	13,734	(793)	(2,659)	—	10,282

Income (loss) before income taxes	(25,384)	(137,590)	7,854	(3,063)	(158,183)
Income tax expense	7,505	45,550	2,185	(156)	55,084
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(32,889)	(183,140)	5,669	(2,907)	(213,267)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(180,378)	2,267	—	178,111	—
Net income (loss)	$(213,267)	$(180,873)	$5,669	$175,204	$(213,267)

Comprehensive income (loss)	$(213,281)	$(180,873)	$5,669	$175,204	$(213,281)

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

Condensed Consolidating Statement of Comprehensive Income (Loss) (As Restated, See Note 2)
For the Nine Months Ended September 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$44,507	$—	$(6,704)	$37,803
Net gains on sales of loans	—	306,667	—	—	306,667
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	61,771	(286)	—	61,485
Interest income on loans	860	345	34,147	—	35,352
Insurance revenue	—	29,215	2,971	(542)	31,644
Other revenues, net	(1,746)	82,259	49,967	(51,857)	78,623
Total revenues	(886)	524,764	86,799	(59,103)	551,574

EXPENSES
General and administrative	42,448	417,128	9,884	(52,286)	417,174
Salaries and benefits	44,598	354,921	—	—	399,519
Goodwill and intangible assets impairment	—	313,128	—	—	313,128
Interest expense	108,802	36,958	50,186	(1,996)	193,950
Depreciation and amortization	598	44,419	526	—	45,543
Corporate allocations	(83,326)	83,326	—	—	—
Other expenses, net	464	3,114	2,031	—	5,609
Total expenses	113,584	1,252,994	62,627	(54,282)	1,374,923

OTHER GAINS (LOSSES)
Net gains on extinguishment	14,662	—	—	—	14,662
Other net fair value losses	—	(273)	(5,992)	—	(6,265)
Other	—	(1,706)	—	—	(1,706)
Total other gains (losses)	14,662	(1,979)	(5,992)	—	6,691

Income (loss) before income taxes	(99,808)	(730,209)	18,180	(4,821)	(816,658)
Income tax expense (benefit)	(5,237)	58,529	6,282	(300)	59,274
Income (loss) before equity in earnings (loss) of consolidated subsidiaries and VIEs	(94,571)	(788,738)	11,898	(4,521)	(875,932)
Equity in earnings (loss) of consolidated subsidiaries and VIEs	(781,361)	2,945	—	778,416	—
Net income (loss)	$(875,932)	$(785,793)	$11,898	$773,895	$(875,932)

Comprehensive income (loss)	$(875,905)	$(785,793)	$11,898	$773,895	$(875,905)

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

19. Related-Party Transactions
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

20. Subsequent Events
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
As discussed in the Explanatory Note to this Amended Filing and in Note 2 to the Consolidated Financial Statements, we have restated our Consolidated Financial Statements and related disclosures as of and for the nine months ended September 30, 2017 to correct the estimated valuation allowance recorded on our deferred tax assets. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note, no other information in this Item 2 has been amended and this Item 2 does not reflect any events occurring after the Original Filing. The Company is filing its Form 10-Q for the quarterly period ended June 30, 2017 on our about the date of the filing of this amended report.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” "seeks," “targets,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2016 and Form 10-Q/A for the quarterly period ended June 30, 2016, this Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2016, and in our other filings with the SEC.

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
Total expenses for the three months ended September 30, 2016 were $465.8 million, which represented an increase of $101.7 million as compared to the same period of 2015, which reflects $97.7 million in higher goodwill and intangible assets impairment. Income tax expense was impacted by the recording of a valuation allowance on the deferred tax assets balance in the amount of $111.4 million in connection with the restatement as discussed in Note 2 to the Consolidated Financial Statements.
Total expenses for the nine months ended September 30, 2016 were $1.4 billion, which represented an increase of $211.4 million as compared to the same period of 2015. The increase in expenses reflects $256.6 million in higher goodwill and intangible assets impairment, offset in part by $33.0 million in lower salaries and benefits and $16.3 million in lower interest expense for the nine months ended September 30, 2016 as compared to the same period of 2015. Income tax expense was impacted by the recording of a valuation allowance on the deferred tax assets balance in the amount of $369.0 million in connection with the restatement as discussed in Note 2 to the Consolidated Financial Statements.
As a result of goodwill evaluations performed during the second and third quarters of 2016, we recorded $215.4 million and $91.0 million, respectively, in non-cash goodwill impairment charges, which impacted the Servicing and ARM reporting units' goodwill. In addition, we incurred $6.7 million in intangible assets impairment charges to our Reverse Mortgage segment as a result of an evaluation performed in the third quarter of 2016. As a result of goodwill evaluations performed during the second quarter of 2015, we recorded $56.5 million in non-cash goodwill impairment charges to the Reverse Mortgage reporting unit's goodwill. Intangible assets impairment is included in goodwill and intangible assets impairment in the consolidated statements of comprehensive loss. Refer to Note 9 to the Consolidated Financial Statements for additional information on the goodwill and intangible assets impairment charges incurred during 2016.
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
In part to simplify our business and also to generate cash in connection with our focus on efficient use of capital, we have sold certain non-core assets, including our first quarter 2015 sale of an equity method investment and our April 2015 sale of the residual interest in seven of the Residual Trusts. During the second quarter of 2016, we began to evaluate strategic options for our reverse mortgage business, including the possibility of transitioning this business to a fee-for-service model, entering into flow arrangements for future production, selling some or all of the business and other potential alternatives. Total assets within the reverse business were $11.2 billion as of September 30, 2016. Further, we continue to work on a potential sale of substantially all of our insurance business. We are not certain whether we will be able to consummate the sale of our insurance business or effectuate the strategic alternatives being considered for the reverse mortgage business. We may consider other asset sale opportunities if they arise.
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

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
	(Restated)				(Restated)
REVENUES
Net servicing revenue and fees	$111,629	$(1,771)	$113,400	n/m	$37,803	$313,031	$(275,228)	(88)%
Net gains on sales of loans	122,014	116,218	5,796	5%	306,667	360,844	(54,177)	(15)%
Net fair value gains on reverse loans and related HMBS obligations	18,627	52,644	(34,017)	(65)%	61,485	90,233	(28,748)	(32)%
Interest income on loans	11,332	12,410	(1,078)	(9)%	35,352	62,537	(27,185)	(43)%
Insurance revenue	10,000	8,763	1,237	14%	31,644	34,323	(2,679)	(8)%
Other revenues	23,728	31,129	(7,401)	(24)%	78,623	81,715	(3,092)	(4)%
Total revenues	297,330	219,393	77,937	36%	551,574	942,683	(391,109)	(41)%

EXPENSES
General and administrative	151,792	132,067	19,725	15%	417,174	402,814	14,360	4%
Salaries and benefits	133,199	142,088	(8,889)	(6)%	399,519	432,473	(32,954)	(8)%
Goodwill and intangible assets impairment	97,716	—	97,716	n/m	313,128	56,539	256,589	n/m
Interest expense	65,302	66,728	(1,426)	(2)%	193,950	210,264	(16,314)	(8)%
Depreciation and amortization	16,580	20,646	(4,066)	(20)%	45,543	53,371	(7,828)	(15)%
Other expenses, net	1,206	2,595	(1,389)	(54)%	5,609	8,043	(2,434)	(30)%
Total expenses	465,795	364,124	101,671	28%	1,374,923	1,163,504	211,419	18%

OTHER GAINS (LOSSES)
Net gains on extinguishment	13,734	—	13,734	n/m	14,662	—	14,662	n/m
Other net fair value gains (losses)	(3,302)	1,119	(4,421)	(395)%	(6,265)	3,573	(9,838)	(275)%
Other	(150)	12,054	(12,204)	(101)%	(1,706)	21,013	(22,719)	(108)%
Total other gains	10,282	13,173	(2,891)	(22)%	6,691	24,586	(17,895)	(73)%

Loss before income taxes	(158,183)	(131,558)	(26,625)	20%	(816,658)	(196,235)	(620,423)	316%
Income tax expense (benefit)	55,084	(54,630)	109,714	(201)%	59,274	(50,180)	109,454	(218)%
Net loss	$(213,267)	$(76,928)	$(136,339)	177%	$(875,932)	$(146,055)	$(729,877)	500%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2016	2015	$	%	2016	2015	$	%
Servicing fees	$172,780	$179,938	$(7,158)	(4)%	$527,616	$527,986	$(370)	—%
Incentive and performance fees	17,158	25,093	(7,935)	(32)%	54,941	90,512	(35,571)	(39)%
Ancillary and other fees	23,434	24,333	(899)	(4)%	73,101	75,252	(2,151)	(3)%
Servicing revenue and fees	213,372	229,364	(15,992)	(7)%	655,658	693,750	(38,092)	(5)%
Changes in valuation inputs or other assumptions (1)	(25,922)	(158,251)	132,329	(84)%	(412,095)	(173,499)	(238,596)	138%
Other changes in fair value (2)	(60,114)	(66,678)	6,564	(10)%	(188,014)	(179,524)	(8,490)	5%
Change in fair value of servicing rights	(86,036)	(224,929)	138,893	(62)%	(600,109)	(353,023)	(247,086)	70%
Amortization of servicing rights	(5,822)	(6,656)	834	(13)%	(13,058)	(20,634)	7,576	(37)%
Change in fair value of servicing rights related liabilities	(9,885)	450	(10,335)	n/m	(4,688)	(7,062)	2,374	(34)%
Net servicing revenue and fees	$111,629	$(1,771)	$113,400	n/m	$37,803	$313,031	$(275,228)	(88)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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

(2)
Average balance excludes delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae as we do not own these mortgage loans and, therefore, are not entitled to any interest income they generate. Refer to Note 10 to the Consolidated Financial Statements for further information.

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
Income tax expense was $55.1 million during the three months ended September 30, 2016, as compared to an income tax benefit of $54.6 million in the same period of 2015. This change was primarily driven by the additional valuation allowance recorded on the net deferred tax assets balance in connection with this Amended Filing of $111.4 million.
Income tax expense was $59.3 million during the nine months ended September 30, 2016, as compared to an income tax benefit of $50.2 million in for the same period of 2015. The decrease in income tax benefit was primarily driven by the additional valuation allowance recorded on the net deferred tax assets balance in connection with this Amended Filing of $369.0 million, offset in part by the impairment of non-deductible goodwill.
We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets, net decreased $369.0 million primarily as a result of the valuation allowance recorded against our deferred tax assets, including the restatement adjustment as described in Note 2 to the Consolidated Financial Statements, which increased the valuation allowance by $369.0 million at September 30, 2016.
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

The following tables reconcile Adjusted Loss and Adjusted EBITDA to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted Loss and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Nine Months Ended September 30, 2016
(Restated)
Net loss	$(875,932)
Adjust for income tax expense	59,274
Loss before income taxes	(816,658)
Adjustments to loss before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions (1)	385,826
Goodwill and intangible assets impairment	313,128
Step-up depreciation and amortization (2)	31,643
Restructuring and exit costs (3)	11,382
Non-cash interest expense	9,460
Share-based compensation expense	7,656
Fair value to cash adjustment for reverse loans (4)	(2,507)
Legal and regulatory matters	2,196
Other (5)	22,955
Sub-total	781,739
Adjusted Loss	$(34,919)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans.

(2)	Represents depreciation and amortization costs related to the increased basis in assets, including servicing and sub-servicing rights, acquired within business combination transactions.

(3)
Restructuring and exit costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring and exit costs incurred in the nine months ended September 30, 2016 include those relating to our exit from the consumer retail channel of the Originations segment and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 10 to the Consolidated Financial Statements.

(4)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(5)	Includes severance, gain on extinguishment of debt, the net impact of the Non-Residual Trusts, transaction and integration costs, and certain non-recurring costs.

Adjusted EBITDA

For the Nine Months Ended September 30, 2016
(Restated)
Net loss	$(875,932)
Adjust for income tax expense	59,274
Loss before income taxes	(816,658)
EBITDA Adjustments
Amortization of servicing rights and other fair value adjustments (1)	586,899
Goodwill and intangible assets impairment	313,128
Interest expense	115,125
Depreciation and amortization	45,543
Restructuring and exit costs (2)	11,382
Share-based compensation expense	7,656
Fair value to cash adjustment for reverse loans (3)	(2,507)
Legal and regulatory matters	2,196
Other (4)	16,832
Sub-total	1,096,254
Adjusted EBITDA	$279,596
__________

(1)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(2)
Restructuring and exit costs include expenses related to the closing of offices and the termination of certain employees as well as other expenses to institute efficiencies. Restructuring and exit costs incurred in the nine months ended September 30, 2016 include those relating to our exit from the consumer retail channel of the Originations segment and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 10 to the Consolidated Financial Statements.

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
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Refer below for further information on the results of operations for our Servicing, Originations and Reverse Mortgage segments. For a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes, refer to Note 16 to the Consolidated Financial Statements.

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

(4)
    Includes $5.6 billion and $6.6 billion in unpaid principal balance of sub-servicing performed for WCO at September 30, 2016 and December 31, 2015, respectively, and $5.1 billion and $1.7 billion associated with servicing rights sold to WCO at September 30, 2016 and December 31, 2015, respectively. Refer to Note 19 to the Consolidated Financial Statements for further information.

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

Goodwill Impairment
We incurred $91.0 million and $306.4 million in goodwill impairment charges during the three and nine months ended September 30, 2016, respectively, as a result of evaluations performed in the second and third quarters of 2016, which impacted the Servicing and ARM reporting units. Refer to Note 9 to the Consolidated Financial Statements for further information.
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

Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. As a result of the restatement as described in Note 2 to the Consolidated Financial Statements, RMS was not in compliance with certain financial covenants required by Ginnie Mae and Fannie Mae as of September 30, 2016. As of June 30, 2017, RMS was in compliance with such financial covenants.
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

Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, we bear any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 5 and 17 to the Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information. At September 30, 2016, we held $6.6 million in repurchased loans.
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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheet. Refer to Notes 5 and 17 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO, which has provided financing to us since 2014 through the sale of excess servicing spreads and servicing rights. The repayment of the excess servicing spread liabilities and servicing rights financing is based on future servicing fees received from the residential loans underlying the servicing rights. In addition, we perform sub-servicing for WCO. Refer to Notes 8 and 19 to the Consolidated Financial Statements for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Included in Note 4 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 are descriptions of our variable interests in VIEs that we do not consolidate, as we have determined that we are not the primary beneficiary of such VIEs.
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

Amended Filing	The Company's Amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2016

ARM	Asset Receivables Management, a reporting unit of the Company

Baker Street	Baker Street Capital Management, LLC and certain of its affiliates, collectively

Bankruptcy Code	Title 11 of the United States Code

Birch Run	Birch Run Capital Advisors, LP

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

Bulk MSR	Bulk MSR as defined under the 2013 Credit Agreement

CCR	Corporate credit rating

CFPA	Consumer Financial Protection Act of 2010

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

CID	Civil investigative demand

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

Consenting Term Lenders	Lenders holding, as of July 31, 2017, more than 50% of the loans and/or commitments outstanding under the 2013 Credit Agreement

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 1 of this Form 10-Q/A

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes sold in a registered underwritten public offering on October 23, 2012

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

GSE	Government-sponsored entity

GTAAFT Facility	Green Tree Agency Advance Funding Trust financing facility

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HELOC	Home equity line of credit

HLTV	High loan-to-value

HMBS	Home Equity Conversion Mortgage-Backed Securities

HUD	U.S. Department of Housing and Urban Development

Interest Coverage Ratio	Interest Coverage Ratio as defined under the 2013 Credit Agreement

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

MAP Rule	Mortgage Acts and Practices Advertising Rule

Marix	Marix Servicing LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

Moody's	Moody's Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NRM	New Residential Mortgage LLC, a wholly owned subsidiary of New Residential Investment Corp., a Delaware Corporation

NRM Flow and Bulk Agreement	Flow and Bulk Agreement for the Purchase and Sale of Mortgage Servicing Rights, dated as of August 8, 2016, by and between Ditech Financial LLC and New Residential Mortgage LLC

NRM Sub-servicing Agreement	Sub-servicing Agreement, dated as of August 8, 2016, by and between New Residential Mortgage LLC and Ditech Financial LLC

Original Filing	The Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, initially filed with the SEC on November 9, 2016

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

RCS	Residential Credit Solutions, Inc., a Delaware corporation

REIT	Real estate investment trust

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

Subsequent to the Original Filing, the Chief Executive Officer and Chief Financial Officer determined that the Company's design and operation of the Company's disclosure controls and procedures were not effective because of a material weakness in its internal control over financial reporting as management determined that the Company did not maintain effective internal controls over operational processes within the transaction level processing of Ditech Financial default servicing activities. Specifically, the Company did not design and maintain effective controls related to our ability to identify foreclosure tax liens and resolve such liens timely, foreclosure related advances, and the processing and oversight of loans in bankruptcy status. Additionally, subsequent to the Original Filing, the Company also determined it did not have adequate controls operating effectively to ensure that it correctly calculated its deferred tax asset valuation allowance, including having adequate technical review of the deferred tax asset valuation allowance for the nine months ended September 30, 2016. The Company determined that there was an error in the calculation of the valuation allowance for deferred tax assets related to an ineffective review of the tax calculations associated with the valuation allowance on the deferred tax asset balance. This resulted in an error requiring the Company to restate its financial statements as of and for the nine months ended September 30, 2016.
As a result of these material weaknesses in the Company’s internal control over financial reporting the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016.
(b) Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts outlined below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For a description of certain legal proceedings, please see Note 17 to the Consolidated Financial Statements.
ITEM 1A. RISK FACTORS (AS RESTATED)
In addition to the other information set forth in this report, you should carefully review and consider the risks and uncertainties described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2016 and Form 10-Q/A for the quarterly period ended June 30, 2016, which are the risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity, results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic reports constitute forward-looking information, the risk factors set forth in such periodic reports are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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
In the original filing of the Form 10-K for the year ended December 31, 2016, we concluded at December 31, 2016 that there was a material weakness in internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities. Further, in connection with the identification of the error in the calculation of the valuation allowance on our deferred tax assets that resulted in preparing this Amended Filing, we have identified an additional material weakness in internal controls over financial reporting related to the technical review of such calculation. We have initiated steps to remediate both of these material weaknesses. While we believe these steps will improve the effectiveness of our internal controls over financial reporting and remediate the material weaknesses, if our remediation efforts are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. Refer to Part I, Item 4. Controls and Procedures for further information regarding these material weaknesses and our related remediation plans.
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
We have restated our Consolidated Financial Statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 to correct an error in our calculation of the valuation allowance on our deferred tax assets. For a discussion of this error and the related adjustment, see Note 2 to the Consolidated Financial Statements included in this report and the Explanatory Note immediately preceding the Index. In connection with this restatement of our prior financial statements, we have identified a material weakness in our internal controls over financial reporting in addition to the material weakness that was identified in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the SEC on March 14, 2017. Management has concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of September 30, 2016. For a description of these material weaknesses, refer to Part I, Item 4. Controls and Procedures.
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
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.