Form 10-K/A
period 2016-12-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2017-08-09
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
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
Registrant's telephone number, including area code (844) 714-8603
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
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement that was filed with the Securities and Exchange Commission under Regulation 14A on April 5, 2017 are incorporated by reference into Part III.

EXPLANATORY NOTE
Certain acronyms and terms used throughout this Form 10-K/A are defined in the Glossary of Terms located at the end of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Walter Investment Management Corp. is amending its Annual Report on Form 10-K for the year ended December 31, 2016 (hereinafter referred to as the Original Filing and, as amended, the Amended Filing), and separately amending its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2016, September 30, 2016, and March 31, 2017, in each case, to reflect a correction to the net deferred tax assets balance as described in further detail below as well as in Note 2 to the Consolidated Financial Statements. The Company reported that these previously issued financial statements contained in the Original Filings could no longer be relied upon in its Current Report on Form 8-K filed with the SEC on May 26, 2017.
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
The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the evaluation of the realizability of the Company's deferred tax assets for the year ended December 31, 2016 performed in connection with the Original Filing, management concluded that a partial valuation allowance was necessary, and included such allowance in the Original Filing. Subsequent to the Original Filing, management discovered an error in the calculation of the valuation allowance on the deferred tax assets, which is discussed in further detail in Note 2 to the Consolidated Financial Statements. As a result of this error, it was determined that the valuation allowance should have been $304.7 million higher than what was originally recorded which resulted in a deferred tax liability of $4.8 million at December 31, 2016.
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
The cumulative impact of the non-cash adjustment to correct the aforementioned error was a reduction in the net deferred tax assets balance of $299.9 million, an increase to deferred tax liabilities of $4.8 million and an increase in accumulated deficit of approximately $304.7 million as of December 31, 2016. Net loss increased for the year ended December 31, 2016 by $304.7 million, which increased the loss per share by $8.47.

As a result of the identification of the error that led to this Amended Filing, Company management determined that the Company did not maintain effective internal controls with respect to the operating effectiveness of the review of the tax calculations associated with the valuation allowance on the deferred tax asset balances and further determined that this control deficiency constitutes an additional material weakness in internal controls over financial reporting as of December 31, 2016. In the Original Filing, the Company identified an unrelated material weakness in internal controls over financial reporting related to operational processes within the transaction level processing of Ditech Financial default servicing activities. Refer to Item 9A in this Amended Filing for management's revised conclusions related to internal controls over financial reporting as of December 31, 2016.
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
Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, and 32, respectively.

This Amended Filing reflects the restatement of (i) the Company’s consolidated balance sheet at December 31, 2016, (ii) the consolidated statements of comprehensive loss; stockholders’ equity (deficit) and cash flows for the year then ended, and (iii) the notes related thereto. For a more detailed description of these matters, see Note 2 to the Consolidated Financial Statements. Except for certain of the information appearing in this Explanatory Note and Note 3 to the Consolidated Financial Statements, this Amended Filing sets forth the Original Filing in its entirety, only amends Items 1A of Part I, Items 6, 7, 8 and 9A of Part II, and Item 15 of Part IV of the Original Filing to the extent necessary to reflect the adjustments described above and described in Note 2 to the Consolidated Financial Statements and to reflect recent developments specifically described in Note 3 to the Financial Statements, does not reflect any events occurring after the filing date of the Original Filing and has not been updated or otherwise amended. Accordingly, the forward-looking statements included in this Amended Filing represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-K/A
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Certain acronyms and terms used throughout this Form 10-K/A are defined in the Glossary of Terms located at the end of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

•	the success of our business strategy in returning us to sustained profitability;

•	changes in prepayment rates and delinquency rates on the loans we service or subservice;

•	the ability of Fannie Mae, Freddie Mac and Ginnie Mae, as well as our other clients and credit owners, to transfer or otherwise terminate our servicing or subservicing rights, with or without cause;

•	a downgrade of, other adverse change relating to, or our inability to improve our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive payments and ancillary fees on our servicing portfolio;

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
As previously reported, during the first quarter of 2015, we took steps to simplify our business and reorganized our reportable segments to align with our changes in the management reporting structure. As a result of this reorganization, we combined the ARM, Insurance, and Loans and Residuals businesses into the Servicing segment. Refer to Note 31 to the Consolidated Financial Statements for financial information relating to our segments.
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
Subsidiaries
For a listing of our subsidiaries, refer to Exhibit 21 of this Annual Report on Form 10-K/A.
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
Any information on our website or obtained through our website is not part of this Annual Report on Form 10-K/A.
Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 1100, Tampa, Florida 33607, Attn: Investor Relations, telephone (813) 421-7694.
ITEM 1A. RISK FACTORS (AS RESTATED)
You should carefully review and consider the risks and uncertainties described below, which are risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity and results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this Annual Report on Form 10-K/A constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
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
We establish reserves for pending or threatened litigation and regulatory matters when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Litigation and regulatory matters involve considerable inherent uncertainties, and our estimates of loss are based on judgments and information available at the time. Our estimates may change from time to time for various reasons, including developments in the matters. There cannot be any assurance that the ultimate resolution of our litigation and regulatory matters will not involve losses, which may be material, in excess of our recorded accruals or estimates of reasonably possible losses. See Note 33. Commitments and Contingencies to our Consolidated Financial Statements and Item 3. Legal Proceedings for additional information.
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
See Item 3. Legal Proceedings and Note 33. Commitments and Contingencies to our Consolidated Financial Statements for additional information.
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
We identified a material weakness in our internal controls over financial reporting in our Original Filing, and in connection with this Amended Filing, we have identified an additional material weakness. If we do not adequately address these material weaknesses, if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting in the future, or if we otherwise do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results, which may materially adversely affect our business and financial condition.
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
In our Original Filing, we concluded at December 31, 2016 that there was a material weakness in internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities. Further, in connection with the identification of the error in the calculation of the valuation allowance on our deferred tax assets that resulted in preparing this Amended Filing, we have identified an additional material weakness in internal controls over financial reporting related to the technical review of such calculation. We have initiated steps to remediate both of these material weaknesses. While we believe these steps will improve the effectiveness of our internal controls over financial reporting and remediate the material weaknesses, if our remediation efforts are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. Refer to Part II, Item 9A. Controls and Procedures for further information regarding these material weaknesses and our related remediation plans.
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
We have restated our Consolidated Financial Statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 to correct an error in our calculation of the valuation allowance on our deferred tax assets. For a discussion of this error and the related adjustment, see Note 2 to the Consolidated Financial Statements included in this report and the Explanatory Note immediately preceding the Index. In connection with this restatement of our prior financial statements, we have identified a material weakness in our internal controls over financial reporting in addition to the material weakness that was identified in connection with the preparation of the Original Filing. Management has concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2016. For a description of these material weaknesses, refer to Part II, Item 9A. Controls and Procedures.

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
For a description of certain legal proceedings, refer to Note 33 to the Consolidated Financial Statements included in this report, which is incorporated by reference herein.

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
We did not pay any cash dividends on our common stock during the fiscal years ended December 31, 2016 and 2015, and we have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operations, reinvestment in our business, debt repayment or other purposes. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our 2013 Credit Agreement and Senior Notes Indenture. These restrictions on dividends are described in greater detail in the Liquidity and Capital Resources section under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Refer to Note 29 to the Consolidated Financial Statements for additional information regarding dividend restrictions.
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

ITEM 6. SELECTED FINANCIAL DATA (AS RESTATED)
The following table sets forth certain selected historical consolidated financial information of the Company, which information has been derived from our audited Consolidated Financial Statements. As discussed in the Explanatory Note to this Amended Filing and in Note 2 to the Consolidated Financial Statements, we have restated our audited Consolidated Financial Statements and related disclosures as of and for the year ended December 31, 2016 to correct the estimated valuation allowance recorded on our deferred tax assets.
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

	(in thousands, except per share data)
	For the Years Ended December 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
	(Restated)
Revenues	$995,717	$1,274,259	$1,487,153	$1,802,499	$623,807
Expenses	1,792,152	1,711,756	1,625,029	1,383,253	617,900
Other gains (losses)	6,617	33,071	18,536	(6,428)	(41,358)
Income (loss) before income taxes	(789,818)	(404,426)	(119,340)	412,818	(35,451)
Income tax expense (benefit)	44,040	(141,236)	(9,012)	159,351	(13,317)
Net income (loss)	$(833,858)	$(263,190)	$(110,328)	$253,467	$(22,134)

Basic earnings (loss) per common and common equivalent share	$(23.18)	$(7.00)	$(2.93)	$6.75	$(0.73)
Diluted earnings (loss) per common and common equivalent share	(23.18)	(7.00)	(2.93)	6.63	(0.73)

	At December 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
	(Restated)
Total assets	$16,458,970	$18,549,447	$18,902,595	$17,291,283	$10,891,441
Residential loans at fair value	12,416,542	12,673,439	11,832,630	10,341,375	6,710,211
Servicer and protective advances, net	1,195,380	1,631,065	1,798,127	1,420,398	218,427
Servicing rights, net	1,029,719	1,788,576	1,730,216	1,304,900	242,712
Debt and other obligations:
Servicing advance liabilities	$783,229	$1,229,280	$1,365,885	$971,286	$100,164
Warehouse borrowings	1,203,355	1,340,388	1,176,956	1,085,563	255,385
Servicing rights related liabilities	1,902	117,000	66,311	—	—
Corporate debt	2,129,000	2,157,424	2,237,037	2,237,535	867,662
Mortgage-backed debt	943,956	1,051,679	1,739,827	1,874,314	2,056,286
HMBS related obligations	10,509,449	10,647,382	9,951,895	8,652,746	5,874,552
Total debt and other obligations	$15,570,891	$16,543,153	$16,537,911	$14,821,444	$9,154,049
Total stockholders' equity	$(24,440)	$804,676	$1,076,659	$1,167,016	$894,928
__________

(1)
During 2016, we recorded $237.3 million in losses resulting from changes in valuation inputs and other assumptions used in the fair value of assets and liabilities carried at fair value and $326.3 million in goodwill and intangible assets impairment charges related to our Servicing, ARM and Reverse Mortgage reporting units. Additionally, during 2016, we sold mortgage servicing rights with a carrying value of $458.9 million. Further, a valuation allowance was recorded on our net deferred tax assets totaling $343.2 million, of which $304.7 million resulted from the restatement as discussed in Note 2 to the Consolidated Financial Statements.

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
As discussed in the Explanatory Note to this Amended Filing and in Note 2 to the Consolidated Financial Statements, we have restated our Consolidated Financial Statements and related disclosures as of and for the year ended December 31, 2016 to correct the estimated valuation allowance recorded on our deferred tax assets. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The Company is filing its Form 10-Q for the quarterly period ended June 30, 2017 on our about the date of the filing of this amended report.
Defined terms used in this Annual Report on Form 10-K/A are defined in the Glossary of Terms.
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
We recorded $326.3 million, $207.6 million and $82.3 million in goodwill and intangible assets impairment charges during 2016, 2015 and 2014, respectively. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 16 to the Consolidated Financial Statements.

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
Income tax expense for 2016 was impacted by the recording of a valuation allowance on the deferred tax assets balance in the amount of $343.2 million, of which $304.7 million was recorded in connection with the restatement as discussed in Note 2 to the Consolidated Financial Statements.
In our Original Filing, we identified a material weakness in internal controls over operational processes within the transaction level processing of Ditech Financial default servicing activities as of December 31, 2016. Specifically, we did not design and maintain effective controls related to our ability to identify foreclosure tax liens and resolve such liens timely, foreclosure related advances, and the processing and oversight of loans in bankruptcy status. This resulted in several adjustments to reserves during the fourth quarter of 2016 totaling $16.3 million for exposures related to deficient processes within the operating control environment for default servicing. Further, subsequent to the Original Filing, an additional material weakness was identified related to the technical review of the deferred tax valuation allowance, which is reflected in this Amended Filing. This resulted in a reduction in the net deferred tax assets balance of $299.9 million, an increase to deferred tax liabilities of $4.8 million and an increase in accumulated deficit of approximately $304.7 million as of December 31, 2016. See Note 2 to the Consolidated Financial Statements for further information.
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
In 2016, we executed a number of transactions that helped us reduce our investment in MSR. In particular, we entered into a several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR. Refer to Note 6 to the Consolidated Financial Statements for additional information on transactions with NRM. We may seek to sell additional MSR to NRM in the future and may also seek to enter into arrangements to sell MSR to other buyers.
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
Financing Transactions
Refer to the Liquidity and Capital Resources section below for a description of our financing transactions.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Years Ended December 31,			Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
	(Restated)
REVENUES
Net servicing revenue and fees	$340,991	$494,267	$601,510	$(153,276)	(31)%	$(107,243)	(18)%
Net gains on sales of loans	409,448	453,840	462,172	(44,392)	(10)%	(8,332)	(2)%
Net fair value gains on reverse loans and related HMBS obligations	59,022	98,265	109,972	(39,243)	(40)%	(11,707)	(11)%
Interest income on loans	45,700	74,365	134,555	(28,665)	(39)%	(60,190)	(45)%
Insurance revenue	41,968	47,201	71,010	(5,233)	(11)%	(23,809)	(34)%
Other revenues	98,588	106,321	107,934	(7,733)	(7)%	(1,613)	(1)%
Total revenues	995,717	1,274,259	1,487,153	(278,542)	(22)%	(212,894)	(14)%

EXPENSES
General and administrative	619,772	574,091	577,506	45,681	8%	(3,415)	(1)%
Salaries and benefits	520,357	576,817	578,627	(56,460)	(10)%	(1,810)	—%
Goodwill and intangible assets impairment	326,286	207,557	82,269	118,729	57%	125,288	152%
Interest expense	255,781	273,606	303,103	(17,825)	(7)%	(29,497)	(10)%
Depreciation and amortization	59,426	69,128	72,721	(9,702)	(14)%	(3,593)	(5)%
Other expenses, net	10,530	10,557	10,803	(27)	—%	(246)	(2)%
Total expenses	1,792,152	1,711,756	1,625,029	80,396	5%	86,727	5%

OTHER GAINS (LOSSES)
Net gains on extinguishment	14,662	4,660	—	10,002	215%	4,660	n/m
Other net fair value gains (losses)	(4,234)	7,398	19,280	(11,632)	(157)%	(11,882)	(62)%
Other	(3,811)	21,013	(744)	(24,824)	(118)%	21,757	n/m
Total other gains	6,617	33,071	18,536	(26,454)	(80)%	14,535	78%

Loss before income taxes	(789,818)	(404,426)	(119,340)	(385,392)	95%	(285,086)	239%
Income tax expense (benefit)	44,040	(141,236)	(9,012)	185,276	(131)%	(132,224)	n/m
Net loss	$(833,858)	$(263,190)	$(110,328)	$(570,668)	217%	$(152,862)	139%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Years Ended December 31,			Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$	%	$	%
Servicing fees	$680,002	$708,491	$675,335	$(28,489)	(4)%	$33,156	5%
Incentive and performance fees	70,197	117,586	157,148	(47,389)	(40)%	(39,562)	(25)%
Ancillary and other fees	98,055	104,750	88,430	(6,695)	(6)%	16,320	18%
Servicing revenue and fees	848,254	930,827	920,913	(82,573)	(9)%	9,914	1%
Changes in valuation inputs or other assumptions (1)	(243,645)	(157,262)	(124,471)	(86,383)	55%	(32,791)	26%
Other changes in fair value (2)	(236,831)	(244,730)	(149,031)	7,899	(3)%	(95,699)	64%
Change in fair value of servicing rights	(480,476)	(401,992)	(273,502)	(78,484)	20%	(128,490)	47%
Amortization of servicing rights	(21,801)	(26,827)	(43,101)	5,026	(19)%	16,274	(38)%
Change in fair value of servicing rights related liabilities	(4,986)	(7,741)	(2,800)	2,755	(36)%	(4,941)	176%
Net servicing revenue and fees	$340,991	$494,267	$601,510	$(153,276)	(31)%	$(107,243)	(18)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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

(2)
Average balance excludes delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae as we do not own these mortgage loans and, therefore, are not entitled to any interest income they generate. Refer to Note 11 to the Consolidated Financial Statements for further information regarding these loans.

Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $5.2 million in 2016 as compared to 2015 and $23.8 million in 2015 as compared to 2014 due primarily to Fannie Mae and Freddie Mac restrictions that became effective on June 1, 2014, as well as other regulatory and litigation developments with respect to lender-placed insurance. On February 1, 2017, we completed the sale of our principal insurance agency and substantially all of our insurance agency business. As a result of this sale, we will no longer receive any insurance commissions on lender-placed insurance policies. During the year ended December 31, 2016, the insurance business generated income before taxes of $24.6 million. Commencing February 1, 2017, another insurance agency owned by us (and retained by us following the aforementioned sale) began to provide insurance marketing services to third-party insurance agencies and carriers with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services. Refer to Note 18 to the Consolidated Financial Statements for additional information on the sale of our insurance business.

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
Goodwill and Intangible Assets Impairment
We recorded $326.3 million, $207.6 million and $82.3 million in goodwill and intangible assets impairment charges during 2016, 2015 and 2014, respectively. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 16 to the Consolidated Financial Statements.

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
Income Tax Expense (Benefit)
Our effective tax rate normally differs from the U.S. statutory tax rate of 35% due to state and local taxes and non-deductible expenses. For the year ended December 31, 2016 the effective tax rate was also impacted by the valuation allowance recorded on the deferred tax assets, and for the years ended December 31, 2015 and 2014, the effective tax rate was impacted by the impairment of non-deductible goodwill. Refer to Note 28 to the Consolidated Financial Statements for a reconciliation of our effective tax rate to the U.S. statutory tax rate.
Income tax expense was $44.0 million, representing a change of $185.3 million in 2016 as compared to a benefit in 2015 due primarily to a $343.2 million valuation allowance recorded against our deferred tax assets in 2016, of which $304.7 million relates to the additional valuation allowance recorded in connection with this Amended Filing, offset in part by an increase in loss before income taxes and the impact of non-deductible goodwill impairment related to the Reverse Mortgage reporting unit in 2015.
Income tax benefit increased $132.2 million in 2015 as compared to 2014 due primarily to the increase in loss before income taxes offset by the impact on income taxes for non-deductible expenses such as the impairment of non-deductible goodwill of the Reverse Mortgage reporting unit. These items were partially offset by a lower release of uncertain tax positions associated with state and local taxes due to a lapse in the statute of limitations from $3.6 million in 2014 to $2.1 million in 2015.
Financial Condition — Comparison of Consolidated Financial Condition at December 31, 2016 to December 31, 2015
Our total assets and total liabilities decreased by $2.1 billion and $1.3 billion, respectively, at December 31, 2016 as compared to December 31, 2015. The most significant changes in assets and liabilities are described below.
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

Residential loans at amortized cost increased $123.8 million and payables and accrued liabilities increased $161.1 million primarily as a result of a $161.8 million increase in loans subject to repurchase from Ginnie Mae for which the delinquent loan and a corresponding liability are required to be recorded on the consolidated balance sheets regardless of our intention to repurchase these loans. The increase in residential loans at amortized cost was offset in part by portfolio runoff of the mortgage loans held by the Residual Trusts. Refer to Notes 11 and 20 to the Consolidated Financial Statements for additional information regarding the loans subject to repurchase from Ginnie Mae. As the amount of loans securitized with Ginnie Mae increases and the portfolio continues to season, the amount of these loans recorded on the consolidated balance sheets will continue to increase, offset by actual repurchases of, or payments received on, these loans.
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
Servicing rights decreased $758.9 million primarily as a result of fair value losses, runoff of the portfolio and the sale of MSR to WCO, NRM and other third parties during 2016. A significant amount of these MSR were sold with subservicing retained. Servicing rights related liabilities decreased $115.1 million as a result of the sale by WCO of substantially all of its assets, including servicing rights we previously sold to WCO and accounted for as secured borrowings, and our sale of the servicing rights relating to excess servicing spread we previously sold to WCO. The servicing rights and excess servicing spread qualified for sale accounting treatment as a result of these transactions, pursuant to which we derecognized the servicing rights related liabilities. Refer to Notes 6 and 23 to the Consolidated Financial Statements for additional information regarding these transactions.
Goodwill decreased $320.2 million due primarily to non-cash impairment charges recorded during the second, third and fourth quarters of 2016. Goodwill impairment testing is performed on each of our reporting units on an annual basis, or more often if events or circumstances indicate that the assets may be impaired. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 16 to the Consolidated Financial Statements.
Deferred tax assets, net decreased $108.1 million at December 31, 2016 primarily as a result of the valuation allowance recorded against our deferred tax assets, including the restatement adjustment as described in Note 2 to the Consolidated Financial Statements, partially offset by the current year operating loss, which increased the net operating loss carryforwards, and the impact of deductible goodwill impairment related to the Servicing and ARM reporting units.
On December 30, 2016, we executed a stock purchase agreement for the sale of substantially all of our insurance agency business. At December 31, 2016, the assets and liabilities related to the insurance business were reclassified to assets held for sale of $71.1 million and liabilities held for sale of $2.4 million. The sale was completed on February 1, 2017. Refer to Note 18 to the Consolidated Financial Statements for additional information on the sale of our insurance business.
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

The Company revised its method of calculating Adjusted Earnings (Loss) beginning with the Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for the step-up depreciation and amortization adjustment, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions.
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

The following tables reconcile Adjusted Loss and Adjusted EBITDA to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted Loss and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Year Ended December 31, 2016
(Restated)
Net loss (1)	$(833,858)
Adjust for income tax expense	44,040
Loss before income taxes	(789,818)
Adjustments to loss before income taxes
Goodwill and intangible assets impairment	326,286
Changes in fair value due to changes in valuation inputs and other assumptions (2)	209,412
Exit costs (3)	25,758
Fair value to cash adjustment for reverse loans (4)	17,501
Non-cash interest expense	12,763
Legal and regulatory matters	7,196
Share-based compensation expense	6,568
Other (5)	53,017
Subtotal	658,501
Adjusted Loss (6)	$(131,317)
__________

(1)	Included in net loss is $197.0 million of revenue from capitalized servicing rights during the year ended December 31, 2016.

(2)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans.

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred in the year ended December 31, 2016 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 20 to the Consolidated Financial Statements for additional information regarding exit costs.

(4)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(5)
Includes severance, gain on extinguishment of debt, costs associated with transforming the business, the net impact of the Non-Residual Trusts, transaction and integration costs, and certain non-recurring costs.

(6)
We revised our method of calculating Adjusted Earnings (Loss) beginning with the Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for the step-up depreciation and amortization adjustment, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions.

Adjusted EBITDA

For the Year Ended December 31, 2016
(Restated)
Net loss (1)	$(833,858)
Adjust for income tax expense	44,040
Loss before income taxes	(789,818)
EBITDA adjustments
Amortization of servicing rights and other fair value adjustments (2)	468,045
Goodwill and intangible assets impairment	326,286
Interest expense	152,157
Depreciation and amortization	59,426
Exit costs (3)	25,758
Fair value to cash adjustment for reverse loans (4)	17,501
Legal and regulatory matters	7,196
Share-based compensation expense	6,568
Other (5)	49,806
Subtotal	1,112,743
Adjusted EBITDA	$322,925
__________

(1)	Included in net loss is $197.0 million of revenue from capitalized servicing rights during the year ended December 31, 2016.

(2)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights, servicing rights related liabilities and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred in the year ended December 31, 2016 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015 and 2016 in connection with our continued efforts to enhance efficiencies and streamline processes of the organization. Refer to Note 20 to the Consolidated Financial Statements for additional information regarding exit costs.

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
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Additional information regarding the results of operations for our Servicing, Originations and Reverse Mortgage segments is presented below. Refer to Note 31 to the Consolidated Financial Statements for a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes.

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
__________

(1)
We revised our method of calculating Adjusted Earnings (Loss) beginning with the Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustment for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have also been adjusted to reflect this revision.

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
__________

(1)
The Company revised its method of calculating Adjusted Earnings (Loss) beginning with the Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have also been adjusted to reflect this revision.

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
__________

(1)
Third-party servicing includes servicing rights capitalized, subservicing rights capitalized and subservicing rights not capitalized. Subservicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding servicing rights.

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

(5)
Includes $64.6 billion in unpaid principal balance of subservicing that relates to transactions with NRM that closed during the fourth quarter of 2016, whereby the Company sold servicing rights with respect to pools of mortgage loans with subservicing retained. Refer to Note 6 to the Consolidated Financial Statements for additional information relating to the sale of these servicing rights.

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

(4)
Includes $6.6 billion in unpaid principal balance of subservicing performed for WCO and $1.7 billion in unpaid principal balance associated with servicing rights sold to WCO at December 31, 2015. Refer to Note 35 to the Consolidated Financial Statements for further information regarding transactions with WCO.

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

Insurance Revenue
Insurance revenue decreased $5.2 million in 2016 as compared to 2015 and $23.8 million in 2015 as compared to 2014 due primarily to a decrease in lender-placed insurance commissions due primarily to Fannie Mae and Freddie Mac restrictions that became effective on June 1, 2014, as well as other regulatory and litigation developments with respect to lender-placed insurance. On February 1, 2017, we completed the sale of our principal insurance agency and substantially all of our insurance agency business. As a result of this sale, we will no longer receive any insurance commissions on lender-placed insurance policies. During the year ended December 31, 2016, the insurance business generated income before taxes of $24.6 million. Commencing February 1, 2017, another insurance agency owned by us (and retained by us following the aforementioned sale) began to provide insurance marketing services to third-party insurance agencies and carriers with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services. Refer to Note 18 to the Consolidated Financial Statements for additional information on the sale of our insurance business.
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
Goodwill Impairment
We recorded goodwill impairment charges of $319.6 million and $151.0 million in 2016 and 2015, respectively. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 16 to the Consolidated Financial Statements.
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
__________

(1)
The Company revised its method of calculating Adjusted Earnings (Loss) beginning with the Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have also been adjusted to reflect this revision.

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
__________

(1)
The Company revised its method of calculating Adjusted Earnings (Loss) beginning with the Form 10-K for the fiscal year ended December 31, 2016 to eliminate adjustments for step-up depreciation and amortization, which represents depreciation and amortization costs related to the increased basis in assets (including servicing rights and subservicing contracts) acquired within business combination transactions. Prior period amounts have also been adjusted to reflect this revision.

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

Funded and securitized volumes decreased during 2016 as compared to 2015 primarily due to the negative impact of new financial assessment rules and other regulatory changes, and our decision to reduce participation in the correspondent market based on management's assessment of pricing levels in the marketplace. In addition, during December 2016 a decision was made by management to exit the reverse mortgage origination business. However, we intend to fulfill reverse loans in our originations pipeline consistent with our underwriting practices and to fund undrawn amounts available to borrowers in our servicing portfolio. Refer to Note 20 to Consolidated Financial Statements for additional information regarding exit activities.

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
Goodwill and Intangible Assets Impairment
We recorded $6.7 million in intangible assets impairment charges in 2016 and recorded $56.5 million and $82.3 million in goodwill impairment charges in 2015 and 2014, respectively. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 16 to the Consolidated Financial Statements. As a result of these goodwill impairment charges in prior years, the Reverse Mortgage reporting unit no longer has goodwill.
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
During the fourth quarter of 2016, we sold to NRM the servicing rights relating to such excess servicing spread, with subservicing retained by the Company. In connection with this transaction, we derecognized the excess servicing spread liabilities. Refer to Note 6 for additional information on these transactions.
Servicing Rights Financing
In November 2015, we sold servicing rights, with an unpaid principal balance of $1.8 billion, to WCO for a sales price of $17.8 million. In May 2016, we sold additional servicing rights with an unpaid principal balance of $4.1 billion, to WCO for a sales price of $27.9 million. We recognized the proceeds from the sale of the servicing rights as a financing arrangement.
During the fourth quarter of 2016, in connection with the sale by WCO of substantially all of its assets, including servicing rights we had previously sold to WCO and accounted for as secured borrowings, we derecognized the servicing rights financing. Refer to Note 6 for additional information on these transactions.
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

Term Loans and Revolver
We have a 2013 Term Loan in the original principal amount of $1.5 billion and a $100.0 million 2013 Revolver. Our obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities. Refer to the Consolidated Variable Interest Entities section of Note 7 to the Consolidated Financial Statements for additional information.
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

(4)	Contractual obligations associated with acquisitions of servicing rights and related advances for which the Company has executed an agreement.

(5)	Refer to Note 33 to the Consolidated Financial Statements for further information regarding unfunded commitments.

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
Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. As a result of the restatement as described in Note 2 to the Consolidated Financial Statements, RMS was not in compliance with certain financial covenants required by Ginnie Mae and Fannie Mae as of December 31, 2016 and for the quarters ended June 30, 2016 and September 30, 2016. As of June 30, 2017, RMS was in compliance with such financial covenants. Refer to Note 32 to the Consolidated Financial Statements for further information relating to these requirements, including certain Ginnie Mae and Fannie Mae waivers and certain guarantees provided by the Parent Company.
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
Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, we bear any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 8 and 33 to the Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information regarding these transactions. At December 31, 2016, we held $4.4 million in repurchased loans.
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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheets. Refer to Notes 8 and 33 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO, which has provided financing to us since 2014 through the sale of excess servicing spreads and servicing rights. The repayment of the excess servicing spread liabilities and servicing rights financing is based on future servicing fees received from the residential loans underlying the servicing rights. In addition, we performed subservicing for WCO through 2016. Refer to Notes 15 and 35 to the Consolidated Financial Statements for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Refer to Note 7 to the Consolidated Financial Statements for additional information related to variable interest entities.
Critical Accounting Estimates
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Our significant accounting policies are included in Note 4 to the Consolidated Financial Statements.

Fair Value Measurements
We have an established and documented process for determining fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities, or Level 1 inputs, and the lowest priority to unobservable inputs, or Level 3 inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Refer to Note 9 to the Consolidated Financial Statements for a description of valuation methodologies used to measure assets and liabilities at fair value and details on the valuation models, key inputs to those models and significant assumptions utilized.
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
Refer to Note 15 to the Consolidated Financial Statements for the effect on the fair value of servicing rights carried at fair value for adverse changes to certain significant assumptions. Refer to the Servicing section within Business Segment Results for a discussion of the changes in servicing rights carried at fair value.
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
We have derivative instruments that we hold to manage the price risk associated with IRLCs and loans held for sale. These derivatives and loans held for sale are classified as Level 2 within the fair value hierarchy. Refer to Notes 9 and 10 to the Consolidated Financial Statements for additional information related to derivative instruments.
Servicing Rights Related Liabilities

Our procedures for estimating the fair value of servicing rights related liabilities are similar to those described above for servicing rights. Our servicing rights related liabilities measured at fair value on a recurring basis using Level 3 inputs consists of excess servicing spread liabilities and servicing rights financing, which resulted from the sales of servicing rights and excess servicing spread to WCO that we accounted for as secured borrowings. During the fourth quarter of 2016, WCO sold substantially all of its assets, including servicing rights we previously sold to WCO and accounted for as secured borrowings. In addition, we sold the servicing rights relating to the excess servicing spread we previously sold to WCO. The servicing rights and excess servicing spread qualified for sale accounting treatment as a result of these transactions, pursuant to which we derecognized the excess servicing spread liabilities and servicing rights financing. Refer to Notes 6 and 23 to the Consolidated Financial Statements for additional information regarding these transactions.
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
Asset Impairment Reviews
We review our long-lived assets for impairment indicators throughout the year. We perform impairment testing for goodwill at least annually and for all other long-lived assets whenever impairment indicators are present. When we have determined an impairment has occurred, we record an impairment charge for the amount by which the fair value is less than the carrying value of these assets. Our impairment review processes are described in Note 4 to the Consolidated Financial Statements.
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
As a result of our goodwill impairment reviews, we recorded goodwill impairment of: $215.4 million, comprised of $194.1 million relating to the Servicing reporting unit and $21.3 million relating to the ARM reporting unit, in the second quarter of 2016; $91.0 million relating to the Servicing reporting unit in the third quarter of 2016; and $13.2 million relating to the ARM reporting unit in the fourth quarter of 2016. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 16 to the Consolidated Financial Statements.
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
As a result of our identifiable intangible asset impairment review, we recorded impairment charges of $6.7 million related to intangible assets in the Reverse Mortgage reporting unit for the year ended December 31, 2016, which is described in more detail in Note 16 to the Consolidated Financial Statements.
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
We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In our Original Filing, we concluded that a partial valuation allowance was necessary at December 31, 2016. In connection with an error in our calculation of the valuation allowance identified subsequent to the Original Filing, we concluded that an additional valuation allowance in the amount of $304.7 million should have been recorded for the year ended December 31, 2016. Accordingly, this error has been corrected in this Amended Filing.
Our evaluation of the realizability of the deferred tax assets focuses on identifying significant, objective evidence that we will more likely than not be able to realize our deferred tax assets in the future. We consider both positive and negative evidence when evaluating the need for a valuation allowance which is highly judgmental and requires subjective weighting of such evidence.
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

Glossary of Terms
This Glossary of Terms includes acronyms and defined terms that are used throughout this Annual Report on Form 10-K/A.

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

Advisers Act	Investment Advisers Act of 1940

Amended Filing	The Company's amended Annual Report on Form 10-K/A for the year ended December 31, 2016

ARM	Asset Receivables Management, a deficiencies collections reporting unit of the Company

Assurant	Assurant, Inc.

Bankruptcy Code	Title 11 of the United States Code

BOA asset purchase	The purchase of Fannie Mae MSR from Bank of America, N.A. on January 31, 2013

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

Bulk MSR	Bulk MSR as defined under the 2013 Credit Agreement

CCR	Corporate credit rating

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value during 2014, which are also referred to as post charge-off deficiency balances

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

Conditional Commitment	The time the lender becomes committed to the loan subject to the borrower meeting certain requirements

Consenting Term Lenders	Lenders holding, as of July 31, 2017, more than 50% of the loans and/or commitments outstanding under the 2013 Credit Agreement

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 8 of this Form 10-K/A

Convertible Notes	$290 million aggregate principal amount of 4.50% convertible senior subordinated notes due 2019 sold in a registered underwritten public offering on October 23, 2012

COSO	Committee of Sponsoring Organizations of the Treadway Commission

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

GSE	Government-sponsored entity

GTAAFT Facility	Green Tree Agency Advance Funding Trust financing facility

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

Hanover	Hanover Capital Mortgage Holdings, Inc.

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HELOC	Home equity line of credit

HLTV	High loan to value

HMBS	Home Equity Conversion Mortgage-Backed Securities

HMDA	Home Mortgage Disclosure Act

HOA	Homeowners' association

HOEPA	Home Ownership and Equity Protection Act of 1994

HUD	U.S. Department of Housing and Urban Development

Interest Coverage Ratio	Interest Coverage Ratio as defined under the 2013 Credit Agreement

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

Marix	Marix Servicing, LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

MGCL	Maryland General Corporation Law

Moody's	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

N/A	Not applicable

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

NOL	Net operating loss

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NRM	New Residential Mortgage LLC, a wholly owned subsidiary of New Residential Investment Corp., a Delaware Corporation

NRM Flow and Bulk Agreement	Flow and Bulk Agreement for the Purchase and Sale of Mortgage Servicing Rights, dated as of August 8, 2016, by and between Ditech Financial LLC and New Residential Mortgage LLC

NRM Subservicing Agreement	Subservicing Agreement, dated as of August 8, 2016, by and between New Residential Mortgage LLC and Ditech Financial LLC

NYSE	New York Stock Exchange

Original Filing	The Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

RCS	Residential Credit Solutions, Inc., a Delaware corporation

Receivables Loan Agreement	$75 million financing facility entered into on May 2, 2012

REIT	Real estate investment trust

REO	Real estate owned

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED)
Our financial statements and related notes, together with the Report of Independent Registered Certified Public Accounting Firm thereon, are included in Part IV, Item 15. Exhibits and Financial Statement Schedules and begin on page F-1 of this report. As discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to the Consolidated Financial Statements, we have restated our audited Consolidated Financial Statements and related disclosures as of and for the year ended December 31, 2016 to correct the estimated valuation allowance recorded on our deferred tax assets.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES (AS RESTATED)
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
Subsequent to the above evaluation in the Original Filing, the Chief Executive Officer and Chief Financial Officer determined that the Company also did not have adequate controls operating effectively to ensure that it correctly calculated its deferred tax asset valuation allowance, including having adequate technical review of the deferred tax asset valuation allowance for the year ended December 31, 2016. The Company determined that there was an error in the calculation of the valuation allowance for federal deferred tax assets related to an ineffective review of the tax calculations associated with the valuation allowance on the deferred tax asset balance. This resulted in an error requiring the Company to restate its financial statements as of and for the year ended December 31, 2016.

As a result of these material weaknesses in the Company’s internal control over financial reporting the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, management used the 2013 criteria set forth by COSO in the Internal Control-Integrated Framework. Based on our assessment and those criteria, management has identified material weaknesses in our internal control over financial reporting at December 31, 2016 and has therefore determined that our internal control over financial reporting was not effective as of such date.
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
Management has determined that the Company did not maintain effective internal controls with respect to the operating effectiveness of the review of the tax calculations associated with the valuation allowance on the deferred tax asset balances on an annual or quarterly basis. This control deficiency resulted in a restatement of the Consolidated Financial Statements for the year ended December 31, 2016. Accordingly, management determined that this control deficiency constitutes a material weakness.
The effectiveness of our internal control over financial reporting at December 31, 2016, has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K/A which has issued a report expressing an adverse opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts outlined below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2016 covered by this Annual Report on Form 10-K/A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

In our report dated March, 14, 2017 we expressed an adverse opinion that Walter Investment Management Corp. and subsidiaries had not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. Management has subsequently determined that an additional deficiency in controls related to the inadequate technical review of the calculation of the deferred tax asset valuation allowance exists, and has further concluded that such deficiency represented a material weakness as of December 31, 2016. As a result, management has updated its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting to include the additional identified material weakness. Management’s assessment has not changed Walter Investment Management Corp. and subsidiaries’ conclusion that the Company has not maintained effective internal control over financial reporting as of December 31, 2016. Accordingly, our opinion on the effectiveness of Walter Investment Management Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2016, as expressed herein, has not changed from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•
Management has determined that the Company did not design and maintain effective internal controls over operational processes within the transaction level processing of Ditech Financial default servicing activities.

•	Management has determined that the Company did not design and maintain effective internal controls over the technical review of the deferred tax asset valuation allowance calculation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Walter Investment Management Corp. and subsidiaries. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 14, 2017, except for Note 2 and Note 3, as to which the date is August 9, 2017, which expressed an unqualified opinion thereon that included an explanatory paragraph regarding Walter Investment Management Corp. and subsidiaries' ability to continue as a going concern.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Walter Investment Management Corp. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
/s/ Ernst & Young LLP
Tampa, Florida
March 14, 2017 except for the effect of the material weakness described in the fifth paragraph above as to which the date is August 9, 2017

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 was set forth in our definitive Proxy Statement filed with the SEC on April 5, 2017 pursuant to Regulation 14A, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 was set forth in our definitive Proxy Statement filed with the SEC on April 5, 2017 pursuant to Regulation 14A, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 was set forth in our definitive Proxy Statement filed with the SEC on April 5, 2017 pursuant to Regulation 14A, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 was set forth in our definitive Proxy Statement filed with the SEC on April 5, 2017 pursuant to Regulation 14A, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 was set forth in our definitive Proxy Statement filed with the SEC on April 5, 2017 pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (AS RESTATED)
(a) Documents filed as part of this report
(1) Financial Statements.
The Consolidated Financial Statements filed as part of this report are listed on the Table of Contents to Consolidated Financial Statements on page F-1. As explained in Note 2 to the Consolidated Financial Statements included within this Annual Report on Form 10-K/A, the Company is restating its Consolidated Financial Statements as of and for the year ended December 31, 2016 to correct the estimated valuation allowance recorded on our deferred tax assets.
(2) Financial Statement Schedules.
Financial statement schedules filed as part of this report are listed on the Table of Contents to Consolidated Financial Statements on page F-1. As explained in Note 2 to the Consolidated Financial Statements included within this Annual Report on Form 10-K/A, the Company is restating its Consolidated Financial Statements as of and for the year ended December 31, 2016 to correct the estimated valuation allowance recorded on our deferred tax assets.
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

101**
XBRL (Extensible Business Reporting Language) - The following materials from Walter Investment Management Corp.’s Annual Report on Form 10-K/A for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

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

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

Page
Report of Independent Registered Certified Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 (As Restated) and 2015	F-3
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016 (As Restated), 2015 and 2014	F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2016 (As Restated), 2015 and 2014	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 (As Restated), 2015 and 2014	F-7
Notes to Consolidated Financial Statements (As Restated)	F-9
1. Business and Basis of Presentation	F-9
2. Restatement of Previously Issued Consolidated Financial Statements	F-12
3. Going Concern	F-16
4. Significant Accounting Policies	F-19
5. Acquisitions	F-28
6. Transactions with NRM	F-28
7. Variable Interest Entities	F-29
8. Transfers of Residential Loans	F-33
9. Fair Value	F-35
10. Freestanding Derivative Financial Instruments	F-44
11. Residential Loans at Amortized Cost, Net	F-45
12. Residential Loans at Fair Value	F-47
13. Receivables, Net	F-48
14. Servicer and Protective Advances, Net	F-48
15. Servicing of Residential Loans	F-49
16. Goodwill and Intangible Assets, Net	F-53
17. Premises and Equipment, Net	F-55
18. Held for Sale Operations	F-55
19. Other Assets	F-55
20. Payables and Accrued Liabilities	F-56
21. Servicing Advance Liabilities	F-58
22. Warehouse Borrowings (As Restated)	F-60
23. Servicing Rights Related Liabilities	F-61
24. Corporate Debt	F-62
25. Mortgage-Backed Debt	F-64
26. HMBS Related Obligations	F-64
27. Share-Based Compensation	F-65
28. Income Taxes (As Restated)	F-68
29. Common Stock and Loss Per Share (As Restated)	F-71
30. Supplemental Disclosures of Cash Flow Information	F-73
31. Segment Reporting (As Restated)	F-73
32. Certain Capital Requirements and Guarantees (As Restated)	F-76
33. Commitments and Contingencies	F-77
34. Separate Financial Information of Subsidiary Guarantors of Indebtedness (As Restated)	F-84
35. Related Party Transactions	F-93
36. Quarterly Results of Operations (Unaudited) (As Restated)	F-94

Financial Statement Schedule
Schedule I - Financial Information (Parent Company Only) as of December 31, 2016 (As Restated) and 2015 and for the Years Ended December 31, 2016 (As Restated), 2015 and 2014	F-95

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
As discussed in Note 2 to the consolidated financial statements, the 2016 financial statements have been restated to correct a misstatement of the valuation allowance on the net deferred tax assets balance.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, on July 31, 2017 the Company entered into a Restructuring Support Agreement (“RSA”) that provides for a prepackaged plan of restructuring (“prepackaged plan”) in the event the Company is unsuccessful in otherwise restructuring its corporate debt. The prepackaged plan would provide court relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The 2016 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Walter Investment Management Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2017, except for the effect of the material weakness described in the fifth paragraph of that report, as to which the date is August 9, 2017 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP

Tampa, Florida
March 14, 2017 except for Note 2 and Note 3, as to which the date is August 9, 2017

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (As Restated, See Note 2)
(in thousands, except share and per share data)

	December 31,
	2016	2015
	(Restated)
ASSETS
Cash and cash equivalents	$224,598	$202,828
Restricted cash and cash equivalents	204,463	708,099
Residential loans at amortized cost, net (includes $5,167 and $4,457 in allowance for loan losses at December 31, 2016 and 2015, respectively)	665,209	541,406
Residential loans at fair value	12,416,542	12,673,439
Receivables, net (includes $15,033 and $16,542 at fair value at December 31, 2016 and 2015, respectively)	267,962	137,190
Servicer and protective advances, net (includes $146,781 and $120,338 in allowance for uncollectible advances at December 31, 2016 and 2015, respectively)	1,195,380	1,631,065
Servicing rights, net (includes $949,593 and $1,682,016 at fair value at December 31, 2016 and 2015, respectively)	1,029,719	1,788,576
Goodwill	47,747	367,911
Intangible assets, net	11,347	84,038
Premises and equipment, net	82,628	106,481
Deferred tax assets, net	—	108,050
Assets held for sale	71,085	—
Other assets (includes $87,937 and $58,512 at fair value at December 31, 2016 and 2015, respectively)	242,290	200,364
Total assets	$16,458,970	$18,549,447
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities (includes $11,804 and $6,475 at fair value at December 31, 2016 and 2015, respectively)	$759,011	$597,926
Servicer payables	146,332	603,692
Servicing advance liabilities	783,229	1,229,280
Warehouse borrowings	1,203,355	1,340,388
Servicing rights related liabilities at fair value	1,902	117,000
Corporate debt	2,129,000	2,157,424
Mortgage-backed debt (includes $514,025 and $582,340 at fair value at December 31, 2016 and 2015, respectively)	943,956	1,051,679
HMBS related obligations at fair value	10,509,449	10,647,382
Deferred tax liabilities, net	4,774	—
Liabilities held for sale	2,402	—
Total liabilities	16,483,410	17,744,771

Commitments and contingencies (Note 33)

Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 36,391,129 and 35,573,405 shares at December 31, 2016 and 2015, respectively	364	355
Additional paid-in capital	596,067	591,454
Retained earnings (accumulated deficit)	(621,804)	212,054
Accumulated other comprehensive income	933	813
Total stockholders' equity (deficit)	(24,440)	804,676
Total liabilities and stockholders' equity (deficit)	$16,458,970	$18,549,447

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

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (As Restated, See Note 2)
(in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
	(Restated)
REVENUES
Net servicing revenue and fees	$340,991	$494,267	$601,510
Net gains on sales of loans	409,448	453,840	462,172
Net fair value gains on reverse loans and related HMBS obligations	59,022	98,265	109,972
Interest income on loans	45,700	74,365	134,555
Insurance revenue	41,968	47,201	71,010
Other revenues	98,588	106,321	107,934
Total revenues	995,717	1,274,259	1,487,153

EXPENSES
General and administrative	619,772	574,091	577,506
Salaries and benefits	520,357	576,817	578,627
Goodwill and intangible assets impairment	326,286	207,557	82,269
Interest expense	255,781	273,606	303,103
Depreciation and amortization	59,426	69,128	72,721
Other expenses, net	10,530	10,557	10,803
Total expenses	1,792,152	1,711,756	1,625,029

OTHER GAINS (LOSSES)
Net gains on extinguishment	14,662	4,660	—
Other net fair value gains (losses)	(4,234)	7,398	19,280
Other	(3,811)	21,013	(744)
Total other gains	6,617	33,071	18,536

Loss before income taxes	(789,818)	(404,426)	(119,340)
Income tax expense (benefit)	44,040	(141,236)	(9,012)
Net loss	$(833,858)	$(263,190)	$(110,328)

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES
Change in postretirement benefits liability	$100	$193	$138
Amortization of realized losses on closed hedges	—	—	(145)
Unrealized gain on available-for-sale security in other assets	75	503	77
Other comprehensive income before taxes	175	696	70
Income tax expense for other comprehensive income items	55	278	173
Other comprehensive income (loss)	120	418	(103)
Total comprehensive loss	$(833,738)	$(262,772)	$(110,431)

Net loss	$(833,858)	$(263,190)	$(110,328)
Basic and diluted loss per common and common equivalent share	$(23.18)	$(7.00)	$(2.93)
Weighted-average common and common equivalent shares outstanding — basic and diluted	35,973	37,578	37,631
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (As Restated, See Note 2)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
				(Restated)		(Restated)
Balance at January 1, 2014	37,377,274	$374	$580,572	$585,572	$498	$1,167,016
Net loss	—	—	—	(110,328)	—	(110,328)
Other comprehensive loss, net of tax	—	—	—	—	(103)	(103)
Share-based compensation	—	—	14,533	—	—	14,533
Excess tax benefit on share-based compensation	—	—	42	—	—	42
Share-based compensation issuances, net	334,349	3	5,496	—	—	5,499
Balance at December 31, 2014	37,711,623	377	600,643	475,244	395	1,076,659
Net loss	—	—	—	(263,190)	—	(263,190)
Other comprehensive income, net of tax	—	—	—	—	418	418
Share-based compensation	—	—	20,937	—	—	20,937
Tax shortfall on share-based compensation			(1,367)			(1,367)
Share-based compensation issuances, net	244,515	2	(718)	—	—	(716)
Repurchase and cancellation of common stock under repurchase plan	(2,382,733)	(24)	(28,041)	—	—	(28,065)
Balance at December 31, 2015	35,573,405	355	591,454	212,054	813	804,676
Net loss (As Restated)	—	—	—	(833,858)	—	(833,858)
Other comprehensive income, net of tax	—	—	—	—	120	120
Share-based compensation	—	—	6,568	—	—	6,568
Tax shortfall on share-based compensation	—	—	(1,393)	—	—	(1,393)
Share-based compensation issuances, net	817,724	9	(562)	—	—	(553)
Balance at December 31, 2016	36,391,129	$364	$596,067	$(621,804)	$933	$(24,440)
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, See Note 2)
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
	(Restated)
Operating activities
Net loss	$(833,858)	$(263,190)	$(110,328)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(59,022)	(98,265)	(109,972)
Amortization of servicing rights	21,801	26,827	43,101
Change in fair value of servicing rights	480,476	401,992	273,502
Change in fair value of servicing rights related liabilities	(13,518)	(1,587)	(2,114)
Change in fair value of charged-off loans	(20,716)	(18,475)	(7,598)
Other net fair value (gains) losses	11,087	1,682	(8,530)
Accretion of discounts on residential loans and advances	(3,652)	(7,130)	(15,744)
Accretion of discounts on debt and amortization of deferred debt issuance costs	33,413	31,412	33,783
Provision for uncollectible advances	64,729	52,679	75,704
Depreciation and amortization of premises and equipment and intangible assets	59,426	69,128	72,721
Provision (benefit) for deferred income taxes	111,374	(196,326)	(35,408)
Share-based compensation	6,568	20,937	14,533
Purchases and originations of residential loans held for sale	(21,054,053)	(25,942,841)	(18,878,305)
Proceeds from sales of and payments on residential loans held for sale	21,410,118	25,896,204	19,042,387
Net gains on sales of loans	(409,448)	(453,840)	(462,172)
Goodwill and intangible assets impairment	326,286	207,557	82,269
Proceeds from sale of trading security	—	70,390	—
Gain on sale of trading security	—	(10,296)	—
Gain on sale of investments	—	(8,959)	—
Other	4,999	(3,188)	1,104

Changes in assets and liabilities
Decrease (increase) in receivables	(81,695)	(4,196)	67,416
Decrease (increase) in servicer and protective advances	380,298	135,831	(289,464)
Decrease (increase) in other assets	16,434	29,793	(17,332)
Increase (decrease) in payables and accrued liabilities	(24,429)	5,936	67,018
Increase (decrease) in servicer payables, net of change in restricted cash	25,332	9,832	(40,841)
Cash flows provided by (used in) operating activities	451,950	(48,093)	(204,270)

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, See Note 2) (Continued)
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
	(Restated)
Investing activities
Purchases and originations of reverse loans held for investment	(896,879)	(1,471,275)	(1,505,215)
Principal payments received on reverse loans held for investment	1,122,267	871,832	548,660
Principal payments received on mortgage loans held for investment	92,619	114,906	162,257
Payments received on charged-off loans held for investment	23,060	26,385	14,929
Payments received on receivables related to Non-Residual Trusts	8,110	7,481	9,471
Proceeds from sales of real estate owned, net	111,091	76,703	55,306
Purchases of premises and equipment	(32,866)	(27,761)	(21,573)
Decrease in restricted cash and cash equivalents	8,946	9,219	11,333
Payments for acquisitions of businesses, net of cash acquired	(3,066)	(5,095)	(197,061)
Acquisitions of servicing rights, net	(9,794)	(264,743)	(268,618)
Proceeds from sales of servicing rights, net	280,970	—	—
Proceeds from sale of residual interests in Residual Trusts	—	189,513	—
Proceeds from sale of investment	—	14,376	—
Acquisitions of charged-off loans held for investment	—	—	(64,548)
Other	(4,649)	3,511	10,948
Cash flows provided by (used in) investing activities	699,809	(454,948)	(1,244,111)

Financing activities
Payments on corporate debt	(480)	(12,901)	(17,220)
Extinguishments and settlement of debt	(31,037)	(79,877)	—
Proceeds from securitizations of reverse loans	960,157	1,622,481	1,617,399
Payments on HMBS related obligations	(1,371,375)	(1,025,458)	(637,272)
Issuances of servicing advance liabilities	2,179,488	2,073,227	2,299,930
Payments on servicing advance liabilities	(2,625,476)	(2,206,965)	(1,905,331)
Net change in warehouse borrowings related to mortgage loans	(151,172)	207,305	75,726
Net change in warehouse borrowings related to reverse loans	14,139	(43,873)	15,667
Proceeds from sales of excess servicing spreads and servicing rights	34,307	55,698	75,426
Payments on servicing rights related liabilities	(22,092)	(12,317)	(6,822)
Payments on mortgage-backed debt	(107,598)	(136,493)	(181,155)
Other debt issuance costs paid	(11,039)	(13,949)	(17,281)
Repurchase of shares under stock repurchase plan	—	(28,065)	—
Other	2,189	(13,119)	(42,396)
Cash flows provided by (used in) financing activities	(1,129,989)	385,694	1,276,671

Net increase (decrease) in cash and cash equivalents	21,770	(117,347)	(171,710)
Cash and cash equivalents at the beginning of the year	202,828	320,175	491,885
Cash and cash equivalents at the end of the year	$224,598	$202,828	$320,175
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
The Company operates throughout the U.S. through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 31 for additional information related to segment reporting.
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
Revision of Previously Issued Financial Statements
During the year ended December 31, 2016, the Company made immaterial corrections of errors in its consolidated balance sheet to insurance related receivables and payables. The insurance business was acquired in 2011. The accounting related to insurance premium receivables and carrier payables was maintained consistently with practices prior to the acquisition. As part of the potential sale transaction, discussed in Note 18, certain agreements related to the insurance business were further reviewed and it was determined that the gross up of premiums and related carrier payables was not consistent with the terms of such agreements. Thus, the Company assessed the effect of the overstatement in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the overstatement was not material to the Company’s prior interim and annual financial statements. The Company corrected the overstatement in the year ended December 31, 2016 and revised its previously-issued financial statements for the years ended December 31, 2015. All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of the overstatement. Total assets and total liabilities at December 31, 2015 decreased by $42.1 million, which included a decrease in receivables, net of $77.2 million $77.2 million, an increase in servicer and protective advances, net of $35.2 million, and a decrease in payables and accrued liabilities of $42.1 million.
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
In February 2016, the FASB issued an accounting standards update that requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. While the Company is currently evaluating the effect that this guidance will have on its consolidated financial statements, it will result in the recognition of certain operating leases as right-of-use assets and lease liabilities on the consolidated balance sheets. The Company’s current minimum commitments under noncancelable operating leases are described in Note 33.

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
Based on the revised calculation and analysis, the Company concluded that the valuation allowance on the deferred tax assets should be increased by $304.7 million, which reduces the net deferred tax assets that are expected to be realized in the future. The impact of the adjustment was to reduce the overall net deferred tax assets balance by increasing the valuation allowance, and reducing the tax benefit recorded in the Company's previously issued consolidated statement of comprehensive loss.
The consolidated financial statements included in this Amended Filing have been restated as of and for the year ended December 31, 2016 to reflect the adjustment described above. The following statements present the effect of the restatement on (i) the consolidated balance sheet as of December 31, 2016, (ii) the consolidated statements of comprehensive loss; stockholders’ equity and cash flows for the year then ended, and (iii) the notes related thereto. The impact to stockholders' equity is reflected below in the restated consolidated balance sheet and statement of comprehensive loss. There was no impact on 2015 or prior financial statements.

The following table presents the consolidated balance sheet as previously reported, restatement adjustments, and the consolidated balance sheet as restated as of December 31, 2016 (in thousands):

	December 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Cash and cash equivalents	$224,598	$—	$224,598
Restricted cash and cash equivalents	204,463	—	204,463
Residential loans at amortized cost, net	665,209	—	665,209
Residential loans at fair value	12,416,542	—	12,416,542
Receivables, net	267,962	—	267,962
Servicer and protective advances, net	1,195,380	—	1,195,380
Servicing rights, net	1,029,719	—	1,029,719
Goodwill	47,747	—	47,747
Intangible assets, net	11,347	—	11,347
Premises and equipment, net	82,628	—	82,628
Deferred tax assets, net	299,926	(299,926)	—
Assets held for sale	71,085	—	71,085
Other assets	242,290	—	242,290
Total assets	$16,758,896	$(299,926)	$16,458,970

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$759,011	$—	$759,011
Servicer payables	146,332	—	146,332
Servicing advance liabilities	783,229	—	783,229
Warehouse borrowings	1,203,355	—	1,203,355
Servicing rights related liabilities at fair value	1,902	—	1,902
Corporate debt	2,129,000	—	2,129,000
Mortgage-backed debt	943,956	—	943,956
HMBS related obligations at fair value	10,509,449	—	10,509,449
Deferred tax liabilities, net	—	4,774	4,774
Liabilities held for sale	2,402	—	2,402
Total liabilities	16,478,636	4,774	16,483,410

Stockholders' equity (deficit):
Preferred stock	—	—	—
Common stock	364	—	364
Additional paid-in capital	596,067	—	596,067
Accumulated deficit	(317,104)	(304,700)	(621,804)
Accumulated other comprehensive income	933	—	933
Total stockholders' equity (deficit)	280,260	(304,700)	(24,440)
Total liabilities and stockholders' equity (deficit)	$16,758,896	$(299,926)	$16,458,970

The following table presents the consolidated statement of comprehensive loss as previously reported, restatement adjustments, and the consolidated statement of comprehensive loss as restated for the year ended December 31, 2016 (in thousands, except share and per share data):

	For the Year Ended December 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
REVENUES
Net servicing revenue and fees	$340,991	$—	$340,991
Net gains on sales of loans	409,448	—	409,448
Net fair value gains on reverse loans and related HMBS obligations	59,022	—	59,022
Interest income on loans	45,700	—	45,700
Insurance revenue	41,968	—	41,968
Other revenues	98,588	—	98,588
Total revenues	995,717	—	995,717

EXPENSES
General and administrative	619,772	—	619,772
Salaries and benefits	520,357	—	520,357
Goodwill and intangible assets impairment	326,286	—	326,286
Interest expense	255,781	—	255,781
Depreciation and amortization	59,426	—	59,426
Other expenses, net	10,530	—	10,530
Total expenses	1,792,152	—	1,792,152

OTHER GAINS
Net gains on extinguishment	14,662	—	14,662
Other net fair value losses	(4,234)	—	(4,234)
Other	(3,811)	—	(3,811)
Total other gains	6,617	—	6,617

Loss before income taxes	(789,818)	—	(789,818)
Income tax expense (benefit)	(260,660)	304,700	44,040
Net loss	$(529,158)	$(304,700)	$(833,858)

OTHER COMPREHENSIVE LOSS BEFORE TAXES
Change in postretirement benefits liability	$100	$—	$100
Amortization of realized losses on closed hedges	—	—	—
Unrealized gain on available-for-sale security in other assets	75	—	75
Other comprehensive income before taxes	175	—	175
Income tax expense for other comprehensive income items	55	—	55
Other comprehensive income	120	—	120
Total comprehensive loss	$(529,038)	$(304,700)	$(833,738)

Basic and diluted loss per common and common equivalent share	$(14.71)	$(8.47)	$(23.18)
Weighted-average common and common equivalent shares outstanding — basic and diluted	35,973	—	35,973

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments, and the consolidated statement of cash flows as restated for the year ended December 31, 2016 (in thousands):

	For the Year Ended December 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net loss	$(529,158)	$(304,700)	$(833,858)

Adjustments to reconcile net loss to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(59,022)	—	(59,022)
Amortization of servicing rights	21,801	—	21,801
Change in fair value of servicing rights	480,476	—	480,476
Change in fair value of servicing rights related liabilities	(13,518)	—	(13,518)
Change in fair value of charged-off loans	(20,716)	—	(20,716)
Other net fair value losses	11,087	—	11,087
Accretion of discounts on residential loans and advances	(3,652)	—	(3,652)
Accretion of discounts on debt and amortization of deferred debt issuance costs	33,413	—	33,413
Provision for uncollectible advances	64,729	—	64,729
Depreciation and amortization of premises and equipment and intangible assets	59,426	—	59,426
Provision (benefit) for deferred income taxes	(193,326)	304,700	111,374
Share-based compensation	6,568	—	6,568
Purchases and originations of residential loans held for sale	(21,054,053)	—	(21,054,053)
Proceeds from sales of and payments on residential loans held for sale	21,410,118	—	21,410,118
Net gains on sales of loans	(409,448)	—	(409,448)
Goodwill and intangible assets impairment	326,286	—	326,286
Other	4,999	—	4,999

Changes in assets and liabilities
Increase in receivables	(81,695)	—	(81,695)
Decrease in servicer and protective advances	380,298	—	380,298
Decrease in other assets	16,434	—	16,434
Decrease in payables and accrued liabilities	(24,429)	—	(24,429)
Increase in servicer payables, net of change in restricted cash	25,332	—	25,332
Cash flows provided by operating activities	451,950	—	451,950

Investing activities
Purchases and originations of reverse loans held for investment	(896,879)	—	(896,879)
Principal payments received on reverse loans held for investment	1,122,267	—	1,122,267
Principal payments received on mortgage loans held for investment	92,619	—	92,619
Payments received on charged-off loans held for investment	23,060	—	23,060
Payments received on receivables related to Non-Residual Trusts	8,110	—	8,110
Proceeds from sales of real estate owned, net	111,091	—	111,091
Purchases of premises and equipment	(32,866)	—	(32,866)
Decrease in restricted cash and cash equivalents	8,946	—	8,946
Payments for acquisitions of businesses, net of cash acquired	(3,066)	—	(3,066)
Acquisitions of servicing rights, net	(9,794)	—	(9,794)
Proceeds from sales of servicing rights, net	280,970	—	280,970
Other	(4,649)	—	(4,649)
Cash flows provided by investing activities	699,809	—	699,809

	For the Year Ended December 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Financing activities
Payments on corporate debt	(480)	—	(480)
Extinguishments and settlement of debt	(31,037)	—	(31,037)
Proceeds from securitizations of reverse loans	960,157	—	960,157
Payments on HMBS related obligations	(1,371,375)	—	(1,371,375)
Issuances of servicing advance liabilities	2,179,488	—	2,179,488
Payments on servicing advance liabilities	(2,625,476)	—	(2,625,476)
Net change in warehouse borrowings related to mortgage loans	(151,172)	—	(151,172)
Net change in warehouse borrowings related to reverse loans	14,139	—	14,139
Proceeds from sales of excess servicing spreads and servicing rights	34,307	—	34,307
Payments on servicing rights related liabilities	(22,092)	—	(22,092)
Payments on mortgage-backed debt	(107,598)	—	(107,598)
Other debt issuance costs paid	(11,039)	—	(11,039)
Other	2,189	—	2,189
Cash flows used in financing activities	(1,129,989)	—	(1,129,989)

Net increase in cash and cash equivalents	21,770	—	21,770
Cash and cash equivalents at the beginning of the year	202,828	—	202,828
Cash and cash equivalents at the end of the year	$224,598	$—	$224,598
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
As disclosed in Note 22, the Company uses and relies upon short-term borrowing facilities to fund its servicing, originations and reverse mortgage operating businesses. As a result of continued losses, the need for additional waivers and/or amendments, including those required as a result of or in connection with the restatement discussed in Note 2, and the passage of time since the Company first announced its debt restructuring initiative, certain of the Company’s lenders have effected reductions in its advance rates and/or have required other changes to the terms of such facilities, which has negatively impacted the Company’s available liquidity and capital resources. Each of these facilities is typically subject to renewal each year. Borrowing capacity on the various facilities is dependent upon maintaining compliance with the representations, terms, conditions and covenants of the respective agreements. The Company intends to renew, replace, or expand its facilities consistent with its past practices and may seek waivers or amendments in the future, if necessary. The Company is in negotiations with current and prospective lenders regarding expanded financing capacity for its reverse loan repurchases and/or replacement financing capacity for its originations business in the event the Company experiences a material reduction in the financing capacity available to it under its existing borrowing facilities or otherwise requires additional financing capacity to support its businesses and obligations. No assurance can be given that the Company will be successful in maintaining adequate financing capacity with its current or prospective lenders.
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
As disclosed in Note 33, the Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. Additionally, as part of its Reverse Mortgage segment, the Company is obligated to purchase loans out of Ginnie Mae securitization pools under certain circumstances.
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
The Company completed its annual goodwill impairment test effective October 1, 2016, which is discussed in more detail in Note 16.
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
5. Acquisitions
RCS Asset Purchase Agreement
On December 8, 2015, the Company entered into an asset purchase agreement with RCS, which closed on January 28, 2016. In connection therewith, the Company entered into a residential mortgage loan subservicing agreement with RCS pursuant to which the Company will subservice residential mortgage loans for RCS. On March 1, 2016, the Company gained control over the purchased assets, including servicer and protective advances, and assumed liabilities, including employee-related liabilities. In addition, RCS transferred to the Company certain of its existing residential mortgage loan subservicing agreements, which covered Fannie Mae and Freddie Mac mortgage loans with an aggregate $9.6 billion in unpaid principal balance as of the transfer date. The Company recorded $3.8 million in goodwill related to this acquisition, which was included in the Servicing segment. This goodwill was subsequently written off in connection with impairment charges recorded during 2016. Refer to Note 16 for additional information regarding goodwill impairment.
6. Transactions with NRM
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
7. Variable Interest Entities
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
Servicer and Protective Advance Financing Facilities
The Company has interests in financing entities that acquire servicer and protective advances from certain wholly-owned subsidiaries. The financing subsidiaries are deemed to be VIEs due to the design of the entities including restrictions on its operating activities. The Company is the primary beneficiary of these financing subsidiaries and, accordingly, consolidates the financing subsidiaries. The subsidiaries issue or enter into debt supported by collections on the transferred advances, as discussed in more detail in Note 21.
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

During the year ended December 31, 2016, the Revolving Credit Facilities-Related VIEs were funded with HECMs and real estate owned that were repurchased from Ginnie Mae securitization pools utilizing warehouse facilities. These assets collateralize certain master repurchase agreements, which are not included in the Revolving Credit Facilities-Related VIEs. Refer to Note 22 for additional information.
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

The assets of the consolidated VIEs are pledged as collateral to the servicing advance liabilities, mortgage-backed debt and revolving credit facilities and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated securitization trust is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts while the servicing advance liabilities related to the trusts are to be satisfied from the recoveries or repayments from the underlying advances. The consolidated VIEs are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts and lenders under the servicer and protective financing facilities do not have recourse to the Company. Refer to Note 25 for additional information regarding the mortgage-backed debt and Note 21 for additional information regarding servicing advance liabilities.
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
8. Transfers of Residential Loans
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
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 33 for further information.

The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net (1)	Servicer and Protective Advances, Net	Payables and Accrued Liabilities (1)	Total
December 31, 2016	$439,062	$21,825	$(1,983)	$458,904	$36,116,570
December 31, 2015	509,785	25,078	—	534,863	46,983,388
__________

(1)
In connection with preparing the Form 10-Q for the three months ended March 31, 2017, the Company revised the December 31, 2016 disclosed amount of net servicing rights and payables and accrued liabilities for which the Company has continuing involvement. The total net servicing rights and payables and accrued liabilities balances reported in the consolidated balance sheets as of December 31, 2016 were not impacted by this disclosure revision.

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
In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs. Refer to Note 15 for information relating to servicing of residential loans.
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

9. Fair Value
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

(4)
Sales of servicing rights related liabilities represents the derecognition of excess servicing spread liabilities and servicing rights financing in connection with the sale of related servicing rights and excess spread by the Company and WCO to NRM. Refer to Note 6 for additional information regarding transactions with NRM.

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

Refer to Note 4 for the location within the consolidated statements of comprehensive loss of the gains and losses resulting from changes in fair value of assets and liabilities disclosed above. Total gains and losses included above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
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
The fair value of forward sales commitments and MBS purchase commitments is determined based on observed market pricing for similar instruments; therefore, these contracts are classified as Level 2 within the fair value hierarchy. Counterparty credit risk is taken into account when determining fair value, although the impact is diminished by daily margin posting on all forward sales and purchase commitments. Refer to Note 10 for additional information on freestanding derivative financial instruments.
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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	December 31, 2016		December 31, 2015
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,742,922	$10,218,007	$10,763,816	$10,187,521
Mortgage loans held for sale (1)	1,176,280	1,148,897	1,334,300	1,285,582
Mortgage loans related to Non-Residual Trusts	450,377	513,545	526,016	580,695
Charged-off loans	46,963	2,439,318	49,307	2,887,367
Total	$12,416,542	$14,319,767	$12,673,439	$14,941,165

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$514,025	$518,317	$582,340	$585,839
HMBS related obligations (2)	10,509,449	9,916,383	10,647,382	10,012,283
Total	$11,023,474	$10,434,700	$11,229,722	$10,598,122
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 22 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
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

		December 31, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net (1)	Level 3	$665,209	$674,851	$541,406	$554,664
Servicer and protective advances, net	Level 3	1,195,380	1,147,155	1,631,065	1,546,958

Financial liabilities
Servicing advance liabilities (2)	Level 3	781,734	782,570	1,226,898	1,232,147
Corporate debt (3)	Level 2	2,126,176	1,967,518	2,152,031	1,904,467
Mortgage-backed debt carried at amortized cost	Level 3	429,931	435,679	469,339	475,347
__________

(1)	Includes loans subject to repurchase from Ginnie Mae. Refer to Note 11 for additional information regarding Ginnie Mae securitizations.

(2)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(3)	The carrying amounts of corporate debt are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheets.
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
10. Freestanding Derivative Financial Instruments
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
Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 9 for a summary of the gains and losses on freestanding derivatives.
11. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net consist of mortgage loans held for investment. The majority of these residential loans are held in securitization trusts that have been consolidated. Refer to Note 7 for further information regarding VIEs.
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

(3)
Sale of residual interests represents a decrease to the allowance for loan losses resulting from the deconsolidation of the seven Residual Trusts during the year ended December 31, 2015. Refer to Note 7 for additional information regarding Residual Trusts.

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

12. Residential Loans at Fair Value
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
The Company does not currently own residual interests in or provide credit support to the Non-Residual Trusts. However, the Company has assumed mandatory call obligations related to the Non-Residual Trusts and will be subject to a certain amount of credit risk associated with the purchased mortgage loans when the calls are exercised. This credit risk is considered in the fair value of the related mortgage loans. Refer to Note 33 for additional information.
The charged-off loan portfolio was acquired for a substantial discount to face value and as a result, exposes the Company to minimal credit risk.
Residential Loans Held for Sale
The Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company typically retains the right to service these loans. Refer to Note 8 for additional information regarding these sales of residential loans that are held for sale.
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

(2)
Amount is a component of net gains on sales of loans on the consolidated statements of comprehensive loss. Refer to Note 9 for additional information related to the components of net gains on sales of loans.

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

13. Receivables, Net
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
__________

(1)
Servicing rights holdback receivable relates to sales of MSR to NRM and WCO at December 31, 2016, and 2015, respectively. Refer to Note 6 for further information regarding transactions with NRM and Note 35 for information regarding transactions with WCO.

(2)
Insurance commission receivables are included in assets held for sale at December 31, 2016. Refer to Note 18 for additional information. The December 31, 2015 balance was reduced by $77.2 million to correct an immaterial error as discussed in further detail in Note 1.

14. Servicer and Protective Advances, Net
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

15. Servicing of Residential Loans
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
__________

(1)
Includes $1.7 billion in unpaid principal balance associated with servicing rights sold to WCO at December 31, 2015 that did not meet all of the requirements for sale accounting. Refer to Note 23 for additional information relating to the sale of these servicing rights.

(2)	Consists of subservicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(3)	Includes $6.6 billion in unpaid principal balance of subservicing performed for WCO at December 31, 2015.

(4)
Includes $64.6 billion in unpaid principal balance of subservicing that relates to transactions with NRM that closed in the fourth quarter of 2016, whereby the Company sold servicing rights with respect to pools of mortgage loans with subservicing retained. Refer to Note 6 for additional information relating to the sale of these servicing rights.

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
The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are described in Note 9. Should the actual performance and timing differ materially from the Company's projected assumptions, the estimate of fair value of the servicing rights could be materially different.

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

16. Goodwill and Intangible Assets, Net
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

(4)	Represents the goodwill balance associated with the Insurance business. Refer to Note 18 for additional information on assets held for sale at December 31, 2016.
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
__________

(1)
The balance as of December 31, 2016 excludes customer relationships related to the Insurance business with a net carrying amount of $54.0 million that were reclassified to assets held for sale. Refer to Note 18 for additional information on assets held for sale at December 31, 2016.

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
17. Premises and Equipment, Net
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
18. Held for Sale Operations
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
19. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2016	2015
Real estate owned, net	$104,554	$77,383
Derivative instruments	87,937	58,512
Investment in WCO	19,403	22,598
Deferred debt issuance costs	6,879	10,261
Other	23,517	31,610
Total other assets	$242,290	$200,364

20. Payables and Accrued Liabilities
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
__________

(1)
As the amount of loans securitized with Ginnie Mae increases and the portfolio continues to season, this amount will continue to increase, which will be offset by actual repurchases of, or payments received on, these loans. Refer to Note 11 for additional information.

(2)	Refer to Note 28 for a rollforward of the activity in uncertain tax positions.

(3)	The December 31, 2015 balance was reduced by $42.1 million to correct an immaterial error as discussed in further detail in Note 1.
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
21. Servicing Advance Liabilities
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

The Company's subsidiaries have four servicing advance facilities through several lenders and an Early Advance Reimbursement Agreement with Fannie Mae, which, in each case, are used to fund servicer and protective advances that are the responsibility of the Company under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity of $1.2 billion at December 31, 2016. These facilities include $300.0 million of term notes at a weighted-average fixed interest rate of 2.68% expiring in October 2018 and $140.0 million of term notes at a weighted-average fixed interest rate of 3.45% expiring October 2018. The interest rates on the remaining capacities are primarily based on LIBOR plus between 2.50% and 3.00%, and have various expiration dates through July 2018. The facilities had a weighted-average stated interest rate of 3.32% and 3.25% at December 31, 2016 and 2015, respectively. Payments on the amounts due under these agreements are paid from certain proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) issuance of new notes or other refinancing transactions. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities are non-recourse to the Company. Refer to Note 7 for additional information regarding these facilities.
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

22. Warehouse Borrowings (As Restated)
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
In the Original Filing, the Company disclosed that the three Ditech Financial master repurchase agreements that contain profitability covenants were amended to allow for a net loss under such covenants for the quarters ended December 31, 2016 and March 31, 2017. Without these amendments, Ditech Financial would not have been in compliance with these covenants for the quarter ended December 31, 2016. These amendments, amongst other things, also decrease the Company's advance rate under certain facilities, and require the Company to maintain additional cash in a deposit account for one of the facilities. This cash is included in restricted cash on the consolidated balance sheets.
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
Subsequent to the Original Filing, RMS received additional waivers and/or amendments required as a result of the restatement and conclusions reached regarding the Company's ability to continue as a going concern, as described in Notes 2 and 3.
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

23. Servicing Rights Related Liabilities
Servicing rights related liabilities consist of the following (in thousands):

	December 31,
	2016	2015
MSR liabilities related to NRM sales	$1,902	$—
Excess servicing spread liabilities	—	100,111
Servicing rights financing	—	16,889
Total servicing rights related liabilities	$1,902	$117,000
MSR Liabilities Related to NRM Sales
The Company has a recapture agreement relating to certain subservicing performed on behalf of NRM, including subservicing relating to the servicing rights sold to NRM as discussed further in Note 6. NRM is entitled to the servicing right resulting from the refinancing by the Company of a loan in the servicing portfolio previously transferred to NRM. As transfer of the servicing rights on the refinanced loans has not yet occurred, the Company records a MSR liability relating to the MSR that will ultimately be transferred to NRM. The Company will transfer the MSR upon investor approval.
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
During the fourth quarter of 2016, the Company sold NRM the servicing rights relating to such excess servicing spread, with subservicing retained by the Company. In connection with these transactions, the Company derecognized the excess servicing spread liabilities. Refer to Note 6 for additional information on these transactions.
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
During the fourth quarter of 2016, in connection with the sale by WCO of substantially all of its assets, including servicing rights which were previously sold by the Company to WCO and accounted for as secured borrowings, the Company derecognized the servicing rights financing. Refer to Note 6 for additional information on these transactions.
24. Corporate Debt
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

Term Loans and Revolver
The Company has a 2013 Term Loan in the original principal amount of $1.5 billion and a $100.0 million 2013 Revolver. The Company’s obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of the Company’s subsidiaries and secured by substantially all of the Company’s assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities. Refer to the Consolidated Variable Interest Entities section of Note 7 for additional information.

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
25. Mortgage-Backed Debt
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
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make principal and interest payments due on the mortgage-backed debt. The Trust Notes issued by the Residual Trusts have final maturities ranging from 2036 to 2040. The maturity of the Company's mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is subject to voluntary redemption according to the specific terms of the respective indenture agreements, including the option to exercise a clean-up call. Under the mortgage-backed debt issued by the Non-Residual Trusts, the Company has certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The Company expects to call these securitizations beginning in 2017 and continuing through 2019. The majority of the call obligations in 2017 are anticipated to occur during the second half of the year. At December 31, 2016, mortgage-backed debt was collateralized by $1.0 billion of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. Refer to the Consolidated Variable Interest Entities section of Note 7 for further information.
26. HMBS Related Obligations
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

27. Share-Based Compensation
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

28. Income Taxes (As Restated)
For the years ended December 31, 2016, 2015, and 2014, the Company recorded income tax expense (benefit) of $44.0 million, $(141.2) million and $(9.0) million, respectively. The increase in income tax expense for the year ended December 31, 2016 as compared to income tax benefit for the year ended December 31, 2015 results primarily from an increase in the valuation allowance as discussed further below, partially offset by the increase in loss before income taxes. The increase in income tax benefit for the year ended December 31, 2015 as compared to 2014 results primarily from the increase in loss before income taxes offset by the impact on income taxes for non-deductible expenses such as the impairment of goodwill of the Reverse Mortgage reporting unit.
Income tax expense (benefit) consists of the following components (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
	(Restated)
Current
Federal	$(69,204)	$46,331	$25,417
State and local	1,870	8,759	979
Current income tax expense (benefit)	(67,334)	55,090	26,396
Deferred
Federal	93,902	(159,171)	(33,788)
State and local	17,472	(37,155)	(1,620)
Deferred income tax expense (benefit)	111,374	(196,326)	(35,408)
Total income tax expense (benefit)	$44,040	$(141,236)	$(9,012)
Income tax expense (benefit) at the Company’s effective tax rate differed from the statutory tax rate as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
	(Restated)
Loss before income taxes	$(789,818)	$(404,426)	$(119,340)

Tax provision at statutory tax rate of 35%	(276,436)	(141,549)	(41,769)
Effect of:
Valuation allowance	343,200	—	—
State and local income tax	(28,558)	(16,979)	(1,649)
Goodwill impairment	—	19,789	28,794
Penalties	—	—	5,140
Other	5,834	(2,497)	472
Total income tax expense (benefit)	$44,040	$(141,236)	$(9,012)

The following table summarizes the components of deferred tax assets and liabilities (in thousands):

	December 31,
	2016	2015
	(Restated)
Deferred tax assets
Net operating losses	$112,553	$36,014
Goodwill	111,865	—
Reverse loans	64,899	46,906
Servicer and protective advances	49,301	37,751
Curtailment liability	44,461	36,086
Intangible assets	32,750	37,013
Accrued expenses	25,022	23,824
Mandatory call obligation	19,695	19,768
Accrued legal contingencies and settlements	13,184	10,284
Servicing rights related liabilities	—	45,063
Other	65,175	48,668
Total deferred tax assets	538,905	341,377
Valuation allowance	(346,199)	(2,999)
Total deferred tax assets, net of valuation allowance	192,706	338,378
Deferred tax liabilities
Servicing rights	(135,125)	(151,163)
Net investment in residential loans	(33,126)	(34,967)
Discount on Convertible Notes	(12,515)	(19,743)
Intangible assets	(3,797)	(9,723)
Goodwill	—	(1,498)
Other	(12,917)	(13,234)
Total deferred tax liabilities	(197,480)	(230,328)
Deferred tax assets (liabilities), net	$(4,774)	$108,050
The following table summarizes the activity in the valuation allowance on deferred tax assets (in thousands):

	For the Years Ended December 31,
	2016	2015
	(Restated)
Balance at beginning of year	$2,999	$3,096
Charges to income tax expense	343,200	—
Deductions	—	(97)
Balance at end of year	$346,199	$2,999
The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company’s evaluation focused on identifying significant, objective evidence that it will more likely than not be able to realize its deferred tax assets in the future. The Company considers both positive and negative evidence when evaluating the need for a valuation allowance which is highly judgmental and requires subjective weighting of such evidence.

In the Original Filing, the Company concluded that a partial valuation allowance was necessary at December 31, 2016. Subsequent to Original Filing, management discovered an error in the calculation of the valuation allowance on the deferred tax assets, which is discussed in further detail in Note 2. As a result of this error, it was determined that the valuation allowance should have been higher than what was originally recorded in the amount of $304.7 million. The Company has restated its consolidated financial statements as of and for the year ended December 31, 2016 to correct this error. The restatement reflects the corrected estimated net amount of deferred tax assets that are considered by management to be recoverable based on the amounts of deferred tax assets that are likely to be realized.
The cumulative impact of the non-cash adjustment to correct this error was a reduction in the net deferred tax assets balance of $299.9 million, an increase to deferred tax liabilities of $4.8 million and an increase in accumulated deficit of approximately $304.7 million as of December 31, 2016. Net loss increased for the year ended December 31, 2016 by $304.7 million, which increased the loss per share by $8.47.
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

29. Common Stock and Loss Per Share (As Restated)
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
Many of the Company’s subsidiaries are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to the Parent Company. These restrictions include, but are not limited to, minimum levels of net worth and other financial requirements imposed by GSEs, Ginnie Mae and other licensing requirements. The aggregate restricted net assets of these subsidiaries was $580.1 million at December 31, 2016; however, the restrictions on the net assets of these subsidiaries do not directly limit the ability to pay dividends from consolidated retained earnings.
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

Loss Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations shown on the consolidated statements of comprehensive loss (in thousands, except per share data):

	For the Years Ended December 31,
	2016	2015	2014
	(Restated)
Basic and diluted loss per share
Net loss available to common stockholders (numerator)	$(833,858)	$(263,190)	$(110,328)
Weighted-average common shares outstanding (denominator)	35,973	37,578	37,631
Basic and diluted loss per common and common equivalent share	$(23.18)	$(7.00)	$(2.93)
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

30. Supplemental Disclosures of Cash Flow Information
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
31. Segment Reporting (As Restated)
Management has organized the Company into three reportable segments based primarily on its services as follows:

•
Servicing — performs servicing for the Company's mortgage loan portfolio and on behalf of third-party credit owners of mortgage loans for a fee and also performs subservicing for third-party owners of MSR. The Servicing segment also operates complementary businesses including a collections agency that performs collections of post charge-off deficiency balances for third parties and the Company. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts. Until 2017, the servicing segment also operated an insurance agency serving residential loan borrowers and credit owners. Refer to Note 18 for additional information. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.

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

	For the Year Ended December 31, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1) (2)	$321,912	$—	$31,031	$—	$(11,952)	$340,991
Net gains (losses) on sales of loans (2)	(4,931)	410,544	—	—	3,835	409,448
Net fair value gains on reverse loans and related HMBS obligations	—	—	59,022	—	—	59,022
Interest income on loans	45,651	49	—	—	—	45,700
Insurance revenue	41,968	—	—	—	—	41,968
Other revenues (3) (4)	92,351	38,837	5,742	296	(38,638)	98,588
Total revenues	496,951	449,430	95,795	296	(46,755)	995,717

Goodwill and intangible assets impairment	319,551	—	6,735	—	—	326,286
Interest expense	68,529	34,012	9,070	144,170	—	255,781
Depreciation and amortization	44,439	8,888	6,088	11	—	59,426
Other expenses, net (6)	752,721	271,413	156,783	16,497	(46,755)	1,150,659
Total expenses	1,185,240	314,313	178,676	160,678	(46,755)	1,792,152

Total other gains (losses)	(2,113)	—	(1,664)	10,394	—	6,617

Income (loss) before income taxes	$(690,402)	$135,117	$(84,545)	$(149,988)	$—	$(789,818)

	At December 31, 2016
Total assets (Restated)	$3,449,055	$1,475,408	$11,056,291	$1,023,181	$(544,965)	$16,458,970

	For the Year Ended December 31, 2015
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1) (2)	$462,544	$—	$42,648	$—	$(10,925)	$494,267
Net gains (losses) on sales of loans (2)	3,699	448,533	(98)	—	1,706	453,840
Net fair value gains on reverse loans and related HMBS obligations	—	—	98,265	—	—	98,265
Interest income on loans	74,303	62	—	—	—	74,365
Insurance revenue	47,201	—	—	—	—	47,201
Other revenues (3) (4)	81,756	45,250	6,794	5,345	(32,824)	106,321
Total revenues	669,503	493,845	147,609	5,345	(42,043)	1,274,259

Goodwill impairment	151,018	—	56,539	—	—	207,557
Interest expense	85,482	36,470	3,902	147,752	—	273,606
Depreciation and amortization	45,437	15,811	7,865	15	—	69,128
Other expenses, net (6)	663,545	318,028	191,640	30,295	(42,043)	1,161,465
Total expenses	945,482	370,309	259,946	178,062	(42,043)	1,711,756

Total other gains	6,209	—	—	26,862	—	33,071

Income (loss) before income taxes	$(269,770)	$123,536	$(112,337)	$(145,855)	$—	$(404,426)

	At December 31, 2015
Total assets	$5,244,070	$1,570,258	$11,127,641	$1,318,840	$(711,362)	$18,549,447

	For the Year Ended December 31, 2014
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1)	$575,961	$—	$35,446	$—	$(9,897)	$601,510
Net gains on sales of loans	—	462,172	—	—	—	462,172
Net fair value gains on reverse loans and related HMBS obligations	—	—	109,972	—	—	109,972
Interest income on loans	134,472	83	—	—	—	134,555
Insurance revenue	71,010	—	—	—	—	71,010
Other revenues (3) (5)	75,991	19,567	11,743	41,179	(40,546)	107,934
Total revenues	857,434	481,822	157,161	41,179	(50,443)	1,487,153

Goodwill impairment	—	—	82,269	—	—	82,269
Interest expense	121,856	29,841	3,773	147,633	—	303,103
Depreciation and amortization	46,333	17,090	9,284	14	—	72,721
Other expenses, net (6)	716,992	317,787	163,003	19,597	(50,443)	1,166,936
Total expenses	885,181	364,718	258,329	167,244	(50,443)	1,625,029

Total other gains (losses)	(1,540)	—	—	20,076	—	18,536

Income (loss) before income taxes	$(29,287)	$117,104	$(101,168)	$(105,989)	$—	$(119,340)
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
32. Certain Capital Requirements and Guarantees (As Restated)
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
As a result of the restatement as described in Note 2 to the Consolidated Financial Statements, RMS was not in compliance with certain financial covenants required by Ginnie Mae and Fannie Mae as of December 31, 2016 and for the periods included therein. As of June 30, 2017, the Company is in compliance with such financial covenants.
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

	December 31, 2016		December 31, 2015
	Required Adjusted Net Worth	Actual Adjusted Net Worth	Required Adjusted Net Worth	Actual Adjusted Net Worth

Ditech Financial	$471,491	$1,387,108	$671,534	$1,605,772
Reverse Mortgage Solutions	108,617	51,310	113,264	134,292
The Company also has financial covenant requirements relating to its servicing advance facilities and its master repurchase agreements, as discussed in more detail in Notes 21 and 22.
33. Commitments and Contingencies
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
34. Separate Financial Information of Subsidiary Guarantors of Indebtedness (As Restated)
In accordance with the Senior Notes Indenture, certain existing and future 100% owned domestic subsidiaries of the Parent Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Parent Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Parent Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Parent Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet (As Restated, See Note 2)
December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$773	$221,825	$2,000	$—	$224,598
Restricted cash and cash equivalents	1,502	158,204	44,757	—	204,463
Residential loans at amortized cost, net	12,891	189,441	462,877	—	665,209
Residential loans at fair value	—	11,924,043	492,499	—	12,416,542
Receivables, net	97,424	154,852	15,686	—	267,962
Servicer and protective advances, net	—	481,099	688,961	25,320	1,195,380
Servicing rights, net	—	1,029,719	—	—	1,029,719
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	11,347	—	—	11,347
Premises and equipment, net	1,181	81,447	—	—	82,628
Assets held for sale	—	65,045	6,040	—	71,085
Other assets	30,789	191,671	19,830	—	242,290
Due from affiliates, net	392,998	—	—	(392,998)	—
Investments in consolidated subsidiaries and VIEs	1,620,339	134,612	—	(1,754,951)	—
Total assets	$2,157,897	$14,691,052	$1,732,650	$(2,122,629)	$16,458,970

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$53,337	$708,070	$5,474	$(7,870)	$759,011
Servicer payables	—	146,332	—	—	146,332
Servicing advance liabilities	—	132,664	650,565	—	783,229
Warehouse borrowings	—	1,203,355	—	—	1,203,355
Servicing rights related liabilities at fair value	—	1,902	—	—	1,902
Corporate debt	2,129,000	—	—	—	2,129,000
Mortgage-backed debt	—	—	943,956	—	943,956
HMBS related obligations at fair value	—	10,509,449	—	—	10,509,449
Deferred tax liabilities, net	—	3,204	1,570	—	4,774
Liabilities held for sale	—	1,179	1,223	—	2,402
Obligation to fund Non-Guarantor VIEs	—	46,417	—	(46,417)	—
Due to affiliates, net	—	392,812	185	(392,997)	—
Total liabilities	2,182,337	13,145,384	1,602,973	(447,284)	16,483,410

Stockholders' equity (deficit):
Total stockholders' equity (deficit)	(24,440)	1,545,668	129,677	(1,675,345)	(24,440)
Total liabilities and stockholders' equity (deficit)	$2,157,897	$14,691,052	$1,732,650	$(2,122,629)	$16,458,970

Condensed Consolidating Balance Sheet
December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$4,016	$196,812	$2,000	$—	$202,828
Restricted cash and cash equivalents	10,512	639,151	58,436	—	708,099
Residential loans at amortized cost, net	14,130	26,713	500,563	—	541,406
Residential loans at fair value	—	12,147,423	526,016	—	12,673,439
Receivables, net	11,465	108,227	17,498	—	137,190
Servicer and protective advances, net	—	514,213	1,082,405	34,447	1,631,065
Servicing rights, net	—	1,788,576	—	—	1,788,576
Goodwill	—	367,911	—	—	367,911
Intangible assets, net	—	78,523	5,515	—	84,038
Premises and equipment, net	1,559	104,922	—	—	106,481
Deferred tax assets, net	—	132,687	—	(24,637)	108,050
Other assets	37,724	150,470	12,170	—	200,364
Due from affiliates, net	674,139	—	—	(674,139)	—
Investments in consolidated subsidiaries and VIEs	2,278,009	54,810	—	(2,332,819)	—
Total assets	$3,031,554	$16,310,438	$2,204,603	$(2,997,148)	$18,549,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables and accrued liabilities	$43,778	$554,710	$5,206	$(5,768)	$597,926
Servicer payables	—	603,692	—	—	603,692
Servicing advance liabilities	—	236,511	992,769	—	1,229,280
Warehouse borrowings	—	1,340,388	—	—	1,340,388
Servicing rights related liabilities at fair value	—	117,000	—	—	117,000
Corporate debt	2,156,944	480	—	—	2,157,424
Mortgage-backed debt	—	—	1,051,679	—	1,051,679
HMBS related obligations at fair value	—	10,647,382	—	—	10,647,382
Deferred tax liabilities, net	26,156	—	1,746	(27,902)	—
Obligation to fund Non-Guarantor VIEs	—	36,048	—	(36,048)	—
Due to affiliates, net	—	579,715	94,423	(674,138)	—
Total liabilities	2,226,878	14,115,926	2,145,823	(743,856)	17,744,771

Stockholders' equity:
Total stockholders' equity	804,676	2,194,512	58,780	(2,253,292)	804,676
Total liabilities and stockholders' equity	$3,031,554	$16,310,438	$2,204,603	$(2,997,148)	$18,549,447

Condensed Consolidating Statement of Comprehensive Income (Loss) (As Restated, See Note 2)
For the Year Ended December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$349,822	$—	$(8,831)	$340,991
Net gains on sales of loans	—	409,448	—	—	409,448
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	59,422	(400)	—	59,022
Interest income on loans	1,082	504	44,114	—	45,700
Insurance revenue	—	38,588	4,141	(761)	41,968
Other revenues	(1,914)	102,453	68,117	(70,068)	98,588
Total revenues	(832)	960,237	115,972	(79,660)	995,717

EXPENSES
General and administrative	67,583	608,067	14,670	(70,548)	619,772
Salaries and benefits	60,119	460,238	—	—	520,357
Goodwill and intangible assets impairment	—	326,286	—	—	326,286
Interest expense	144,170	49,769	63,929	(2,087)	255,781
Depreciation and amortization	783	57,946	697	—	59,426
Corporate allocations	(119,953)	119,953	—	—	—
Other expenses, net	621	4,434	5,475	—	10,530
Total expenses	153,323	1,626,693	84,771	(72,635)	1,792,152

OTHER GAINS (LOSSES)
Net gains on extinguishment	14,662	—	—	—	14,662
Other net fair value losses	—	(805)	(3,429)	—	(4,234)
Other	(979)	(2,832)	—	—	(3,811)
Total other gains (losses)	13,683	(3,637)	(3,429)	—	6,617

Income (loss) before income taxes	(140,472)	(670,093)	27,772	(7,025)	(789,818)
Income tax expense (benefit)	(5,224)	42,114	7,528	(378)	44,040
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(135,248)	(712,207)	20,244	(6,647)	(833,858)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(698,610)	13,356	—	685,254	—
Net income (loss)	$(833,858)	$(698,851)	$20,244	$678,607	$(833,858)

Comprehensive income (loss)	$(833,738)	$(698,851)	$20,244	$678,607	$(833,738)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$506,154	$66	$(11,953)	$494,267
Net gains on sales of loans	—	453,840	—	—	453,840
Net fair value gains on reverse loans and related HMBS obligations	—	98,265	—	—	98,265
Interest income on loans	1,165	280	72,920	—	74,365
Insurance revenue	—	43,232	4,794	(825)	47,201
Other revenues	3,563	105,399	55,130	(57,771)	106,321
Total revenues	4,728	1,207,170	132,910	(70,549)	1,274,259

EXPENSES
General and administrative	35,654	573,457	23,085	(58,105)	574,091
Salaries and benefits	28,510	548,229	78	—	576,817
Goodwill impairment	—	207,557	—	—	207,557
Interest expense	147,752	46,920	81,756	(2,822)	273,606
Depreciation and amortization	129	68,259	740	—	69,128
Corporate allocations	(54,452)	54,452	—	—	—
Other expenses, net	(488)	4,981	6,064	—	10,557
Total expenses	157,105	1,503,855	111,723	(60,927)	1,711,756

OTHER GAINS
Net gains on extinguishment	4,660	—	—	—	4,660
Other net fair value gains	—	122	7,276	—	7,398
Other	12,076	8,937	—	—	21,013
Total other gains	16,736	9,059	7,276	—	33,071

Income (loss) before income taxes	(135,641)	(287,626)	28,463	(9,622)	(404,426)
Income tax expense (benefit)	(53,546)	(87,869)	3,761	(3,582)	(141,236)
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(82,095)	(199,757)	24,702	(6,040)	(263,190)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(181,095)	9,571	—	171,524	—
Net income (loss)	$(263,190)	$(190,186)	$24,702	$165,484	$(263,190)

Comprehensive income (loss)	$(262,772)	$(190,071)	$24,702	$165,369	$(262,772)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$619,152	$185	$(17,827)	$601,510
Net gains on sales of loans	—	462,172	—	—	462,172
Net fair value gains on reverse loans and related HMBS obligations	—	109,972	—	—	109,972
Interest income on loans	1,007	587	132,961	—	134,555
Insurance revenue	—	66,051	5,854	(895)	71,010
Other revenues	1,456	106,041	20,253	(19,816)	107,934
Total revenues	2,463	1,363,975	159,253	(38,538)	1,487,153

EXPENSES
General and administrative	32,198	597,331	30,221	(82,244)	577,506
Salaries and benefits	19,311	559,316	—	—	578,627
Goodwill impairment	—	82,269	—	—	82,269
Interest expense	147,633	72,203	83,379	(112)	303,103
Depreciation and amortization	120	71,815	786	—	72,721
Corporate allocations	(46,764)	46,764	—	—	—
Other expenses, net	1,598	2,542	6,663	—	10,803
Total expenses	154,096	1,432,240	121,049	(82,356)	1,625,029

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	(54)	(792)	20,126	—	19,280
Other	—	(744)	—	—	(744)
Total other gains (losses)	(54)	(1,536)	20,126	—	18,536

Income (loss) before income taxes	(151,687)	(69,801)	58,330	43,818	(119,340)
Income tax expense (benefit)	(49,405)	17,220	5,665	17,508	(9,012)
Income (loss) before equity in earnings (loss) of consolidated subsidiaries and VIEs	(102,282)	(87,021)	52,665	26,310	(110,328)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(8,046)	21,238	—	(13,192)	—
Net income (loss)	$(110,328)	$(65,783)	$52,665	$13,118	$(110,328)

Comprehensive income (loss)	$(110,431)	$(65,702)	$52,435	$13,267	$(110,431)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(204,359)	$203,585	$452,724	$—	$451,950

Investing activities
Purchases and originations of reverse loans held for investment	—	(896,879)	—	—	(896,879)
Principal payments received on reverse loans held for investment	—	1,122,267	—	—	1,122,267
Principal payments received on mortgage loans held for investment	940	—	91,679	—	92,619
Payments received on charged-off loans held for investment	—	23,060	—	—	23,060
Payments received on receivables related to Non-Residual Trusts	—	—	8,110	—	8,110
Proceeds from sales of real estate owned, net	30	107,347	3,714	—	111,091
Purchases of premises and equipment	(595)	(32,271)	—	—	(32,866)
Decrease in restricted cash and cash equivalents	9,011	(114)	49	—	8,946
Payments for acquisitions of businesses, net of cash acquired	—	(3,066)	—	—	(3,066)
Acquisitions of servicing rights, net	—	(9,794)	—	—	(9,794)
Proceeds from sales of servicing rights, net	—	280,970	—	—	280,970
Capital contributions to subsidiaries and VIEs	—	(26,440)	—	26,440	—
Returns of capital from subsidiaries and VIEs	10,991	33,233	—	(44,224)	—
Change in due from affiliates	126,883	2,372	(5,899)	(123,356)	—
Other	309	(4,958)	—	—	(4,649)
Cash flows provided by (used in) investing activities	147,569	595,727	97,653	(141,140)	699,809

Financing activities
Payments on corporate debt	—	(480)	—	—	(480)
Extinguishments and settlement of debt	(31,037)	—	—	—	(31,037)
Proceeds from securitizations of reverse loans	—	960,157	—	—	960,157
Payments on HMBS related obligations	—	(1,371,375)	—	—	(1,371,375)
Issuances of servicing advance liabilities	—	228,059	1,951,429	—	2,179,488
Payments on servicing advance liabilities	—	(331,376)	(2,294,100)	—	(2,625,476)
Net change in warehouse borrowings related to mortgage loans	—	(151,172)	—	—	(151,172)
Net change in warehouse borrowings related to reverse loans	—	14,139	—	—	14,139
Proceeds from sales of excess servicing spreads and servicing rights	—	34,307	—	—	34,307
Payments on servicing rights related liabilities	—	(22,092)	—	—	(22,092)
Payments on mortgage-backed debt	—	—	(107,598)	—	(107,598)
Other debt issuance costs paid	(528)	(7,206)	(3,305)	—	(11,039)
Capital contributions	—	—	26,440	(26,440)	—
Capital distributions	—	(5,430)	(38,794)	44,224	—
Change in due to affiliates	85,801	(121,164)	(87,993)	123,356	—
Other	(689)	(666)	3,544	—	2,189
Cash flows provided by (used in) financing activities	53,547	(774,299)	(550,377)	141,140	(1,129,989)

Net increase (decrease) in cash and cash equivalents	(3,243)	25,013	—	—	21,770
Cash and cash equivalents at the beginning of the year	4,016	196,812	2,000	—	202,828
Cash and cash equivalents at the end of the year	$773	$221,825	$2,000	$—	$224,598

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(107,969)	$(129,281)	$189,157	$—	$(48,093)

Investing activities
Purchases and originations of reverse loans held for investment	—	(1,471,275)	—	—	(1,471,275)
Principal payments received on reverse loans held for investment	—	871,832	—	—	871,832
Principal payments received on mortgage loans held for investment	828	—	114,078	—	114,906
Payments received on charged-off loans held for investment	—	26,385	—	—	26,385
Payments received on receivables related to Non-Residual Trusts	—	—	7,481	—	7,481
Proceeds from sales of real estate owned, net	118	69,307	7,278	—	76,703
Purchases of premises and equipment	(175)	(27,586)	—	—	(27,761)
Decrease (increase) in restricted cash and cash equivalents	(6)	824	8,401	—	9,219
Payments for acquisitions of businesses, net of cash acquired	—	(5,095)	—	—	(5,095)
Acquisitions of servicing rights, net	—	(264,743)	—	—	(264,743)
Proceeds from sale of residual interests in Residual Trusts	189,513	—	—	—	189,513
Proceeds from sale of investment	14,376	—	—	—	14,376
Capital contributions to subsidiaries and VIEs	(9,072)	(37,285)	—	46,357	—
Returns of capital from subsidiaries and VIEs	27,309	24,107	—	(51,416)	—
Change in due from affiliates	(8,331)	11,809	1,388	(4,866)	—
Other	2,656	855	—	—	3,511
Cash flows provided by (used in) investing activities	217,216	(800,865)	138,626	(9,925)	(454,948)

Financing activities
Payments on corporate debt	(11,250)	(1,651)	—	—	(12,901)
Extinguishments and settlement of debt	(79,877)	—	—	—	(79,877)
Proceeds from securitizations of reverse loans	—	1,622,481	—	—	1,622,481
Payments on HMBS related obligations	—	(1,025,458)	—	—	(1,025,458)
Issuances of servicing advance liabilities	—	283,953	1,789,274	—	2,073,227
Payments on servicing advance liabilities	—	(253,070)	(1,953,895)	—	(2,206,965)
Net change in warehouse borrowings related to mortgage loans	—	207,305	—	—	207,305
Net change in warehouse borrowings related to reverse loans	—	(43,873)	—	—	(43,873)
Proceeds from sales of excess servicing spreads and servicing rights	—	55,698	—	—	55,698
Payments on servicing rights related liabilities	—	(12,317)	—	—	(12,317)
Payments on mortgage-backed debt	—	—	(136,493)	—	(136,493)
Other debt issuance costs paid	—	(8,320)	(5,629)	—	(13,949)
Repurchase of shares under stock repurchase plan	(28,065)	—	—	—	(28,065)
Capital contributions	—	9,072	37,285	(46,357)	—
Capital distributions	—	(13,006)	(38,410)	51,416	—
Change in due to affiliates	11,553	5,893	(22,312)	4,866	—
Other	(754)	(11,559)	(806)	—	(13,119)
Cash flows provided by (used in) financing activities	(108,393)	815,148	(330,986)	9,925	385,694

Net increase (decrease) in cash and cash equivalents	854	(114,998)	(3,203)	—	(117,347)
Cash and cash equivalents at the beginning of the year	3,162	311,810	5,203	—	320,175
Cash and cash equivalents at the end of the year	$4,016	$196,812	$2,000	$—	$202,828

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(74,452)	$1,005,449	$(1,137,754)	$2,487	$(204,270)

Investing activities
Purchases and originations of reverse loans held for investment	—	(1,505,215)	—	—	(1,505,215)
Principal payments received on reverse loans held for investment	—	548,660	—	—	548,660
Principal payments received on mortgage loans held for investment	535	399	161,323	—	162,257
Payments received on charged-off loans held for investment	—	14,929	—	—	14,929
Payments received on receivables related to Non-Residual Trusts	—	—	9,471	—	9,471
Proceeds from sales of real estate owned, net	227	39,452	15,627	—	55,306
Purchases of premises and equipment	—	(21,573)	—	—	(21,573)
Decrease in restricted cash and cash equivalents	4,246	3,723	3,364	—	11,333
Payments for acquisitions of businesses, net of cash acquired	—	(197,061)	—	—	(197,061)
Acquisitions of servicing rights, net	—	(268,618)	—	—	(268,618)
Acquisitions of charged-off loans held for investment	—	(64,548)	—	—	(64,548)
Capital contributions to subsidiaries and VIEs	(83,544)	(131)	—	83,675	—
Returns of capital from subsidiaries and VIEs	76,214	28,085	—	(104,299)	—
Change in due from affiliates	88,360	214,613	250,108	(553,081)	—
Other	(2,283)	13,231	—	—	10,948
Cash flows provided by (used in) investing activities	83,755	(1,194,054)	439,893	(573,705)	(1,244,111)

Financing activities
Payments on corporate debt	(15,000)	(2,220)	—	—	(17,220)
Proceeds from securitizations of reverse loans	—	1,617,399	—	—	1,617,399
Payments on HMBS related obligations	—	(637,272)	—	—	(637,272)
Issuances of servicing advance liabilities	—	874,729	1,425,201	—	2,299,930
Payments on servicing advance liabilities	—	(1,572,482)	(332,849)	—	(1,905,331)
Net change in warehouse borrowings related to mortgage loans	—	75,726	—	—	75,726
Net change in warehouse borrowings related to reverse loans	—	15,667	—	—	15,667
Proceeds from sales of excess servicing spreads and servicing rights	—	75,426	—	—	75,426
Payments on servicing rights related liabilities	—	(6,822)	—	—	(6,822)
Payments on mortgage-backed debt	—	—	(181,155)	—	(181,155)
Other debt issuance costs paid	—	(17,264)	(17)	—	(17,281)
Capital contributions	—	83,544	131	(83,675)	—
Capital distributions	—	(24,874)	(79,425)	104,299	—
Change in due to affiliates	(98,071)	(329,277)	(123,246)	550,594	—
Other	6,921	(40,509)	(8,808)	—	(42,396)
Cash flows provided by (used in) financing activities	(106,150)	111,771	699,832	571,218	1,276,671

Net increase (decrease) in cash and cash equivalents	(96,847)	(76,834)	1,971	—	(171,710)
Cash and cash equivalents at the beginning of the year	100,009	388,644	3,232	—	491,885
Cash and cash equivalents at the end of the year	$3,162	$311,810	$5,203	$—	$320,175

35. Related-Party Transactions
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
__________

(1)
During the second quarter of 2016, the Company sold MSR, which did not qualify for sale accounting, to WCO for $27.9 million. Transactions between WCO and NRM during the fourth quarter of 2016 allowed the Company to derecognize the transferred assets on its consolidated balance sheets. Refer to Note 6 for additional information.

(2)	Other assets at December 31, 2016 and 2015 are primarily comprised of the Company's investment in WCO.

(3)	At December 31, 2015, the Company had no net exposure to loss as it relates to transactions with WCO as a result of its net liabilities due to WCO.

(4)	The size of the VIE is deemed to be WCO's net assets.

36. Quarterly Results of Operations (Unaudited) (As Restated)
The following tables summarize the Company’s unaudited consolidated results of operations on a quarterly basis for the years ended December 31, 2016 (Restated) and 2015. The sum of the quarterly loss per share amounts do not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares.
Quarterly results of operations are summarized as follows (in thousands, except per share data):

	For the 2016 Quarters Ended
	December 31 (3)	September 30 (3)	June 30 (3)	March 31
	(Restated)	(Restated)	(Restated)
Total revenues	$444,143	$297,330	$187,473	$66,771
Total expenses	417,229	465,795	565,706	343,422
Total other gains (losses)	(74)	10,282	(1,351)	(2,240)
Income (loss) before income taxes (1)	26,840	(158,183)	(379,584)	(278,891)
Income tax expense (benefit) (2)	(15,234)	55,084	110,379	(106,189)
Net income (loss)	$42,074	$(213,267)	$(489,963)	$(172,702)
Basic and diluted earnings (loss) per common and common equivalent share	$1.16	$(5.90)	$(13.68)	$(4.85)
__________

(1)
A significant portion of the Company's asset and liabilities are carried at fair value and as a result, the Company’s net income or loss can be materially impacted quarter over quarter by gains and losses resulting from changes in valuation inputs and other assumptions used in the fair value of the assets and liabilities.

(2)
As a result of the restatement discussed in Note 2, the Company recorded additional income tax expense (benefit) of $257.6 million, $111.4 million and $(64.3) million during the second, third and fourth quarters of 2016, respectively.

(3)
The Company recorded goodwill impairment losses of $215.4 million, $91.0 million and $13.2 million during the second, third and fourth quarters of 2016, respectively. Refer to Note 16 for further information.

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

(2)	The Company recorded goodwill impairment losses of $56.5 million and $151.0 million during the second and fourth quarters of 2015, respectively. Refer to Note 16 for further information.

Walter Investment Management Corp.
Schedule I
Financial Information (As Restated, See Note 2)
(Parent Company Only)

(in thousands, except share and per share data)

	December 31,
	2016	2015
	(Restated)
ASSETS
Cash and cash equivalents	$773	$4,016
Restricted cash and cash equivalents	1,502	10,512
Residential loans at amortized cost, net	12,891	14,130
Receivables, net	97,424	11,465
Premises and equipment, net	1,181	1,559
Other assets	30,789	37,724
Due from affiliates, net	392,998	674,139
Investments in consolidated subsidiaries and VIEs	1,620,339	2,278,009
Total assets	$2,157,897	$3,031,554

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$53,337	$43,778
Corporate debt	2,129,000	2,156,944
Deferred tax liabilities, net	—	26,156
Total liabilities	2,182,337	2,226,878

Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 36,391,129 and 35,573,405 shares at December 31, 2016 and 2015, respectively	364	355
Additional paid-in capital	596,067	591,454
Retained earnings (accumulated deficit)	(621,804)	212,054
Accumulated other comprehensive income	933	813
Total stockholders' equity (deficit)	(24,440)	804,676
Total liabilities and stockholders' equity (deficit)	$2,157,897	$3,031,554

The accompanying notes are an integral part of the consolidated financial statements.

Walter Investment Management Corp.
Schedule I
Financial Information (As Restated, See Note 2)
(Parent Company Only)

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
	(Restated)
REVENUES
Interest income on loans	$1,082	$1,165	$1,007
Other revenues	(1,914)	3,563	1,456
Total revenues	(832)	4,728	2,463

EXPENSES
Interest expense	144,170	147,752	147,633
General and administrative	67,583	35,654	32,198
Salaries and benefits	60,119	28,510	19,311
Depreciation and amortization	783	129	120
Corporate allocations	(119,953)	(54,452)	(46,764)
Other expenses, net	621	(488)	1,598
Total expenses	153,323	157,105	154,096

OTHER GAINS (LOSSES)
Net gains on extinguishments	14,662	4,660	—
Other net fair value losses	—	—	(54)
Other	(979)	12,076	—
Total other gains (losses)	13,683	16,736	(54)

Loss before income taxes	(140,472)	(135,641)	(151,687)
Income tax benefit	(5,224)	(53,546)	(49,405)
Loss before equity in losses of consolidated subsidiaries and VIEs	(135,248)	(82,095)	(102,282)
Equity in losses of consolidated subsidiaries and VIEs	(698,610)	(181,095)	(8,046)
Net loss	$(833,858)	$(263,190)	$(110,328)

Comprehensive loss	$(833,738)	$(262,772)	$(110,431)

The accompanying notes are an integral part of the consolidated financial statements.

Walter Investment Management Corp.
Schedule I
Financial Information
(Parent Company Only)

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows used in operating activities	$(204,359)	$(107,969)	$(74,452)

Investing activities
Principal payments received on mortgage loans held for investment	940	828	535
Proceeds from sales of real estate owned, net	30	118	227
Purchases of premises and equipment	(595)	(175)	—
Decrease (increase) in restricted cash and cash equivalents	9,011	(6)	4,246
Proceeds from sale of investment	—	14,376	—
Proceeds from sale of residual interests in Residual Trusts	—	189,513	—
Capital contributions to subsidiaries and VIEs	—	(9,072)	(83,544)
Returns of capital from subsidiaries and VIEs	10,991	27,309	76,214
Change in due from affiliates	126,883	(8,331)	88,360
Other	309	2,656	(2,283)
Cash flows provided by investing activities	147,569	217,216	83,755

Financing activities
Payments on corporate debt	—	(11,250)	(15,000)
Extinguishments and settlement of debt	(31,037)	(79,877)	—
Other debt issuance costs paid	(528)	—	—
Repurchase of shares under stock repurchase plan	—	(28,065)	—
Change in due to affiliates	85,801	11,553	(98,071)
Other	(689)	(754)	6,921
Cash flows provided by (used in) financing activities	53,547	(108,393)	(106,150)

Net increase (decrease) in cash and cash equivalents	(3,243)	854	(96,847)
Cash and cash equivalents at the beginning of the year	4,016	3,162	100,009
Cash and cash equivalents at the end of the year	$773	$4,016	$3,162

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
The accompanying Parent Company financial statements have been prepared in accordance with GAAP. The preparation of these Parent Company financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These Parent Company financial statements include certain intercompany allocations to its subsidiaries that management believes have been made on a reasonable basis. These costs primarily include executive salaries and other centralized business functions. Refer to Note 31 to the Consolidated Financial Statements for additional information on intercompany allocations.
2. Restatement of Previously Issued Consolidated Financial Statements
The restatement of the Parent Company's audited consolidated financial statements results from an error in the calculation of the valuation allowance on the net deferred tax assets balance. In determining the amount of the valuation allowance in the Original Filing, an error was made that resulted in the double-counting of expected future taxable income associated with the projected reversals of taxable temporary differences (i.e., deferred tax liabilities). Accordingly, the Parent Company has revised its calculation to reflect the removal of the duplicative amounts, and reevaluated all sources of estimated future taxable income used to assess the recoverability of deferred tax assets under GAAP after taking into account both positive and negative evidence through the issuance date of the restated financial statements to consider the effect of the error.
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
Based on the revised calculation and analysis, the Parent Company concluded that the valuation allowance on the deferred tax assets should be increased by $27.3 million, which reduces the net deferred tax assets that are expected to be realized in the future. The impact of the adjustment was to reduce the Parent Company's overall net deferred tax assets balance by increasing the valuation allowance, and reducing the tax benefit recorded in the previously issued consolidated statement of comprehensive loss. The Parent Company financial statements included in this Amended Filing have been restated as of and for the year ended December 31, 2016 to reflect the adjustment described above. The following table presents the effect of the restatement.

The following table presents the relevant balance sheet lines of the Parent Company as previously reported, restatement adjustments, and the Parent Company balance sheet as restated as of December 31, 2016 (in thousands):

	December 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Deferred tax assets, net	$27,310	$(27,310)	$—
Investments in consolidated subsidiaries and VIEs	1,897,729	(277,390)	1,620,339
Total assets	2,462,597	(304,700)	2,157,897

Accumulated deficit	$(317,104)	$(304,700)	$(621,804)
Total stockholders' equity (deficit)	280,260	(304,700)	(24,440)
Total liabilities and stockholders' equity (deficit)	2,462,597	(304,700)	2,157,897
The following table presents the relevant statement of comprehensive loss lines of the Parent Company as previously reported, restatement adjustments, and the Parent Company statement of comprehensive loss as restated for the year ended December 31, 2016 (in thousands):

	For the Year Ended December 31, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Income tax expense (benefit)	$(32,534)	$27,310	$(5,224)
Loss before equity in losses of consolidated subsidiaries and VIEs	(107,938)	(27,310)	(135,248)
Equity in losses of consolidated subsidiaries and VIEs	(421,220)	(277,390)	(698,610)
Net loss	(529,158)	(304,700)	(833,858)

Comprehensive loss	$(529,038)	$(304,700)	$(833,738)
3. Corporate Debt
Corporate debt is comprised of secured term loans, convertible senior subordinated notes, and unsecured senior notes. In addition, the Parent Company has a $100.0 million senior secured revolving credit facility of which $12.2 million was available after reductions for issued letters of credit as of December 31, 2016. Refer to Note 24 to the Consolidated Financial Statements for additional information on corporate debt.
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

5. Guarantees
Refer to Note 32 to the Consolidated Financial Statements for certain guarantees made by the Parent Company in regards to Ditech Financial and RMS. In addition to these guarantees, all obligations of Ditech Financial and RMS under master repurchase agreements and certain servicing advance facilities are guaranteed by the Parent. The Parent also guarantees certain subsidiary obligations such as agreements to perform servicing in accordance with contract terms.