Form 10-Q/A
period 2017-03-31
WALTER INVESTMENT MANAGEMENT CORP
filed 2017-08-09
CIK 1040719

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
Walter Investment Management Corp. is amending its Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (hereinafter referred to as the Original Filing and, as amended, the Amended Filing), and separately amending its Annual Report on Form 10-K for the year ended December 31, 2016 as well as its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2016 and September 30, 2016, in each case, to reflect a correction to the net deferred tax assets balance as described in further detail below as well as in Note 2 to the Consolidated Financial Statements. The Company reported that these previously issued financial statements contained in the Original Filings could no longer be relied upon in its Current Report on Form 8-K filed with the SEC on May 26, 2017.
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
The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the evaluation of the realizability of the Company's deferred tax assets for the three months ended March 31, 2017 performed in connection with the Original Filing, management concluded that a partial valuation allowance was necessary, and included such allowance in the Original Filing. Subsequent to the Original Filing, management discovered an error in the calculation of the valuation allowance on the deferred tax assets, which is discussed in further detail in Note 2 to the Consolidated Financial Statements. As a result of this error, it was determined that the valuation allowance should have been $302.5 million higher than what was originally recorded which resulted in a deferred tax liability of $2.9 million at March 31, 2017.
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
The cumulative impact of the non-cash adjustment to correct the aforementioned error was a reduction in the net deferred tax assets balance of $299.6 million, an increase to deferred tax liabilities of $2.9 million and an increase in accumulated deficit of approximately $302.1 million as of March 31, 2017. Net income increased for the three months ended March 31, 2017 by $2.6 million, which increased the income per share by $0.07.
As a result of the identification of the error that led to this Amended Filing, Company management determined that the Company did not maintain effective internal controls with respect to the operating effectiveness of the review of the tax calculations associated with the valuation allowance on the deferred tax asset balances and further determined that this control deficiency constitutes an additional material weakness in internal controls over financial reporting as of March 31, 2017. Refer to Item 9A in this Amended Filing for management's revised conclusions related to internal controls over financial reporting as of March 31, 2017.
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

This Amended Filing reflects the restatement of (i) the Company’s consolidated balance sheet at March 31, 2017, (ii) the consolidated statements of comprehensive loss; stockholders’ deficit and cash flows for the year then ended, and (iii) the notes related thereto. For a more detailed description of these matters, see Note 2 to the Consolidated Financial Statements. Except for certain of the information appearing in this Explanatory Note and Note 3 to the Consolidated Financial Statements, this Amended Filing sets forth the Original Filing in its entirety, only amends Items 1, 2 and 4 of Part I, and Items 1A and 6 of Part II of the Original Filing to the extent necessary to reflect the adjustments described above and described in Note 2 to the Consolidated Financial Statements and to reflect recent developments specifically described in Note 3 to the Consolidated Financial Statements, does not reflect any events occurring after the filing date of the Original Filing and has not been updated or otherwise amended. Accordingly, the forward-looking statements included in this Amended Filing represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q/A

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (As Restated, See Note 2)
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Restated)	(Restated)
	(unaudited)
ASSETS
Cash and cash equivalents	$237,174	$224,598
Restricted cash and cash equivalents	174,324	204,463
Residential loans at amortized cost, net (includes $5,633 and $5,167 in allowance for loan losses at March 31, 2017 and December 31, 2016, respectively)	678,482	665,209
Residential loans at fair value	12,240,962	12,416,542
Receivables, net (includes $13,848 and $15,033 at fair value at March 31, 2017 and December 31, 2016, respectively)	224,732	267,962
Servicer and protective advances, net (includes $150,305 and $146,781 in allowance for uncollectible advances at March 31, 2017 and December 31, 2016, respectively)	1,005,157	1,195,380
Servicing rights, net (includes $930,333 and $949,593 at fair value at March 31, 2017 and December 31, 2016, respectively)	1,006,428	1,029,719
Goodwill	47,747	47,747
Intangible assets, net	10,445	11,347
Premises and equipment, net	73,999	82,628
Assets held for sale	—	71,085
Other assets (includes $47,173 and $87,937 at fair value at March 31, 2017 and December 31, 2016, respectively)	201,346	242,290
Total assets	$15,900,796	$16,458,970
LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued liabilities (includes $14,271 and $11,804 at fair value at March 31, 2017 and December 31, 2016, respectively)	$699,741	$759,011
Servicer payables	138,059	146,332
Servicing advance liabilities	662,206	783,229
Warehouse borrowings	1,094,677	1,203,355
Servicing rights related liabilities at fair value	3,537	1,902
Corporate debt	2,112,328	2,129,000
Mortgage-backed debt (includes $498,768 and $514,025 at fair value at March 31, 2017 and December 31, 2016, respectively)	916,952	943,956
HMBS related obligations at fair value	10,289,505	10,509,449
Deferred tax liabilities, net	2,901	4,774
Liabilities held for sale	—	2,402
Total liabilities	15,919,906	16,483,410
Commitments and contingencies (Note 13)
Stockholders' deficit:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 36,464,218 and 36,391,129 shares at March 31, 2017 and December 31, 2016, respectively	365	364
Additional paid-in capital	596,905	596,067
Accumulated deficit	(617,296)	(621,804)
Accumulated other comprehensive income	916	933
Total stockholders' deficit	(19,110)	(24,440)
Total liabilities and stockholders' deficit	$15,900,796	$16,458,970

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

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (As Restated, See Note 2)
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2017	2016
	(Restated)
REVENUES
Net servicing revenue and fees	$113,187	$(105,762)
Net gains on sales of loans	74,356	84,477
Net fair value gains on reverse loans and related HMBS obligations	14,702	35,208
Interest income on loans	10,980	12,171
Insurance revenue	4,940	10,367
Other revenues	27,120	30,310
Total revenues	245,285	66,771

EXPENSES
General and administrative	131,627	129,606
Salaries and benefits	107,957	132,639
Interest expense	60,410	64,248
Depreciation and amortization	10,932	14,423
Other expenses, net	2,783	2,506
Total expenses	313,709	343,422

OTHER GAINS (LOSSES)
Gain on sale of business	67,727	—
Other net fair value gains (losses)	5,083	(2,144)
Gain on extinguishment	—	928
Other	—	(1,024)
Total other gains (losses)	72,810	(2,240)

Income (loss) before income taxes	4,386	(278,891)
Income tax benefit	(122)	(106,189)
Net income (loss)	$4,508	$(172,702)

Comprehensive income (loss)	$4,491	$(172,677)

Net income (loss)	$4,508	$(172,702)
Basic earnings (loss) per common and common equivalent share	$0.12	$(4.85)
Diluted earnings (loss) per common and common equivalent share	$0.12	$(4.85)
Weighted-average common and common equivalent shares outstanding — basic	36,412	35,579
Weighted-average common and common equivalent shares outstanding — diluted	36,812	35,579
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (As Restated, See Note 2)
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
				(Restated)		(Restated)
Balance at January 1, 2017 (As Previously Reported)	36,391,129	$364	$596,067	$(317,104)	$933	$280,260
Restatement adjustment	—	—	—	(304,700)	—	(304,700)
Balance at January 1, 2017 (As Restated)	36,391,129	364	596,067	(621,804)	933	(24,440)
Net income (As Restated)	—	—	—	4,508	—	4,508
Other comprehensive loss, net of tax	—	—	—	—	(17)	(17)
Share-based compensation	—	—	865	—	—	865
Share-based compensation issuances, net	73,089	1	(27)	—	—	(26)
Balance at March 31, 2017	36,464,218	$365	$596,905	$(617,296)	$916	$(19,110)
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, See Note 2)
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
	(Restated)
Operating activities
Net income (loss)	$4,508	$(172,702)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(14,702)	(35,208)
Amortization of servicing rights	5,025	4,611
Change in fair value of servicing rights	53,516	326,580
Change in fair value of servicing rights related liabilities	—	(7,191)
Change in fair value of charged-off loans	(10,133)	(10,939)
Other net fair value (gains) losses	(3,363)	4,606
Accretion of discounts on residential loans and advances	(928)	(928)
Accretion of discounts on debt and amortization of deferred debt issuance costs	7,740	7,964
Provision for uncollectible advances	9,666	8,558
Depreciation and amortization of premises and equipment and intangible assets	10,932	14,423
Benefit for deferred income taxes	(330)	(40,819)
Share-based compensation	865	859
Purchases and originations of residential loans held for sale	(5,187,091)	(5,158,411)
Proceeds from sales of and payments on residential loans held for sale	5,301,187	5,422,461
Net gains on sales of loans	(74,356)	(84,477)
Gain on sale of business	(67,727)	—
Other	2,506	3,622

Changes in assets and liabilities
Decrease (increase) in receivables	8,812	(25,051)
Decrease in servicer and protective advances	180,432	6,517
Increase in other assets	(4,774)	(9,201)
Decrease in payables and accrued liabilities	(82,751)	(53,212)
Increase in servicer payables, net of change in restricted cash	7,698	673
Cash flows provided by operating activities	146,732	202,735

Investing activities
Purchases and originations of reverse loans held for investment	(130,269)	(181,167)
Principal payments received on reverse loans held for investment	277,262	197,883
Principal payments received on mortgage loans held for investment	23,981	22,325
Payments received on charged-off loans held for investment	5,025	7,000
Payments received on receivables related to Non-Residual Trusts	3,754	1,957
Proceeds from sales of real estate owned, net	34,344	21,409
Purchases of premises and equipment	(469)	(11,653)
Decrease (increase) in restricted cash and cash equivalents	(1,887)	9,048
Payments for acquisitions of businesses, net of cash acquired	(804)	(1,947)
Acquisitions of servicing rights, net	(109)	(6,571)
Proceeds from sales of servicing rights, net	29,673	—
Proceeds from sale of business	131,067	—
Other	9,524	(337)
Cash flows provided by investing activities	381,092	57,947

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, See Note 2) (Continued)
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
	(Restated)
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
The Company operates throughout the U.S. through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 12 for additional information related to segment reporting.
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
Interim Financial Reporting
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016.
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
Based on the revised calculation and analysis, the Company concluded that the valuation allowance on the deferred tax assets should be increased by $302.5 million, which reduces the net deferred tax assets that are expected to be realized in the future. The impact of the adjustment was to reduce the overall net deferred tax assets balance by increasing the valuation allowance, and reducing the tax benefit recorded in the Company's previously issued consolidated statement of comprehensive loss.
The consolidated financial statements included in this Form 10-Q/A have been restated as of and for the three months ended March 31, 2017 to reflect the adjustment described above. The following statements present the effect of the restatement on (i) the consolidated balance sheet as of March 31, 2017 and December 31, 2016, (ii) the consolidated statements of comprehensive loss; stockholders’ equity and cash flows for the three months ended March 31, 2017, and (iii) the notes related thereto. The impact to stockholders' equity is reflected below in the restated consolidated balance sheet.

The following table presents the consolidated balance sheet as previously reported, restatement adjustments, and the consolidated balance sheet as restated as of March 31, 2017 (in thousands):

	March 31, 2017 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Cash and cash equivalents	$237,174	$—	$237,174
Restricted cash and cash equivalents	174,324	—	174,324
Residential loans at amortized cost, net	678,482	—	678,482
Residential loans at fair value	12,240,962	—	12,240,962
Receivables, net	224,282	450	224,732
Servicer and protective advances, net	1,005,157	—	1,005,157
Servicing rights, net	1,006,428	—	1,006,428
Goodwill	47,747	—	47,747
Intangible assets, net	10,445	—	10,445
Premises and equipment, net	73,999	—	73,999
Deferred tax assets, net	299,629	(299,629)	—
Other assets	201,346	—	201,346
Total assets	$16,199,975	$(299,179)	$15,900,796

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$699,741	$—	$699,741
Servicer payables	138,059	—	138,059
Servicing advance liabilities	662,206	—	662,206
Warehouse borrowings	1,094,677	—	1,094,677
Servicing rights related liabilities at fair value	3,537	—	3,537
Corporate debt	2,112,328	—	2,112,328
Mortgage-backed debt	916,952	—	916,952
HMBS related obligations at fair value	10,289,505	—	10,289,505
Deferred tax liabilities, net	—	2,901	2,901
Total liabilities	15,917,005	2,901	15,919,906

Stockholders' equity (deficit):
Preferred stock	—	—	—
Common stock	365	—	365
Additional paid-in capital	596,905	—	596,905
Accumulated deficit	(315,216)	(302,080)	(617,296)
Accumulated other comprehensive income	916	—	916
Total stockholders' equity (deficit)	282,970	(302,080)	(19,110)
Total liabilities and stockholders' equity (deficit)	$16,199,975	$(299,179)	$15,900,796

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

The following table presents the consolidated statement of comprehensive loss as previously reported, restatement adjustments, and the consolidated statement of comprehensive loss as restated for the three months ended March 30, 2017 (in thousands, except share and per share data):

	For the Three Months Ended March 31, 2017 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
REVENUES
Net servicing revenue and fees	$113,187	$—	$113,187
Net gains on sales of loans	74,356	—	74,356
Net fair value gains on reverse loans and related HMBS obligations	14,702	—	14,702
Interest income on loans	10,980	—	10,980
Insurance revenue	4,940	—	4,940
Other revenues	27,120	—	27,120
Total revenues	245,285	—	245,285

EXPENSES
General and administrative	131,627	—	131,627
Salaries and benefits	107,957	—	107,957
Interest expense	60,410	—	60,410
Depreciation and amortization	10,932	—	10,932
Other expenses, net	2,783	—	2,783
Total expenses	313,709	—	313,709

OTHER GAINS
Gain on sale of business	67,727	—	67,727
Other net fair value gains	5,083	—	5,083
Total other gains	72,810	—	72,810

Income before income taxes	4,386	—	4,386
Income tax expense (benefit)	2,498	(2,620)	(122)
Net income	$1,888	$2,620	$4,508

Comprehensive income	$1,871	$2,620	$4,491

Basic earnings per common and common equivalent share	$0.05	$0.07	$0.12
Diluted earnings per common and common equivalent share	$0.05	$0.07	$0.12
Weighted-average common and common equivalent shares outstanding — basic	36,412	—	36,412
Weighted-average common and common equivalent shares outstanding — diluted	36,812	—	36,812

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments, and the consolidated statement of cash flows as restated for the three months ended March 31, 2017 (in thousands):

	For the Three Months Ended March 31, 2017 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net income	$1,888	$2,620	$4,508

Adjustments to reconcile net income to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(14,702)	—	(14,702)
Amortization of servicing rights	5,025	—	5,025
Change in fair value of servicing rights	53,516	—	53,516
Change in fair value of charged-off loans	(10,133)	—	(10,133)
Other net fair value gains	(3,363)	—	(3,363)
Accretion of discounts on residential loans and advances	(928)	—	(928)
Accretion of discounts on debt and amortization of deferred debt issuance costs	7,740	—	7,740
Provision for uncollectible advances	9,666	—	9,666
Depreciation and amortization of premises and equipment and intangible assets	10,932	—	10,932
Provision (benefit) for deferred income taxes	1,840	(2,170)	(330)
Share-based compensation	865	—	865
Purchases and originations of residential loans held for sale	(5,187,091)	—	(5,187,091)
Proceeds from sales of and payments on residential loans held for sale	5,301,187	—	5,301,187
Net gains on sales of loans	(74,356)	—	(74,356)
Gain on sale of business	(67,727)	—	(67,727)
Other	2,506	—	2,506

Changes in assets and liabilities
Decrease in receivables	9,262	(450)	8,812
Decrease in servicer and protective advances	180,432	—	180,432
Increase in other assets	(4,774)	—	(4,774)
Decrease in payables and accrued liabilities	(82,751)	—	(82,751)
Increase in servicer payables, net of change in restricted cash	7,698	—	7,698
Cash flows provided by operating activities	146,732	—	146,732

Investing activities
Purchases and originations of reverse loans held for investment	(130,269)	—	(130,269)
Principal payments received on reverse loans held for investment	277,262	—	277,262
Principal payments received on mortgage loans held for investment	23,981	—	23,981
Payments received on charged-off loans held for investment	5,025	—	5,025
Payments received on receivables related to Non-Residual Trusts	3,754	—	3,754
Proceeds from sales of real estate owned, net	34,344	—	34,344
Purchases of premises and equipment	(469)	—	(469)
Increase in restricted cash and cash equivalents	(1,887)	—	(1,887)
Payments for acquisitions of businesses, net of cash acquired	(804)	—	(804)
Acquisitions of servicing rights, net	(109)	—	(109)
Proceeds from sales of servicing rights, net	29,673	—	29,673
Proceeds from sale of business	131,067	—	131,067
Other	9,524	—	9,524
Cash flows provided by investing activities	381,092	—	381,092

	For the Three Months Ended March 31, 2017 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
Financing activities
Payments on corporate debt	(21,285)	—	(21,285)
Proceeds from securitizations of reverse loans	154,316	—	154,316
Payments on HMBS related obligations	(400,693)	—	(400,693)
Issuances of servicing advance liabilities	328,341	—	328,341
Payments on servicing advance liabilities	(449,636)	—	(449,636)
Net change in warehouse borrowings related to mortgage loans	(116,795)	—	(116,795)
Net change in warehouse borrowings related to reverse loans	8,117	—	8,117
Payments on servicing rights related liabilities	(1,415)	—	(1,415)
Payments on mortgage-backed debt	(28,619)	—	(28,619)
Other debt issuance costs paid	(964)	—	(964)
Other	13,385	—	13,385
Cash flows used in financing activities	(515,248)	—	(515,248)

Net increase in cash and cash equivalents	12,576	—	12,576
Cash and cash equivalents at beginning of the period	224,598	—	224,598
Cash and cash equivalents at end of the period	$237,174	$—	$237,174
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
As disclosed in Note 10, the Company uses and relies upon short-term borrowing facilities to fund its servicing, originations and reverse mortgage operating businesses. As a result of continued losses, the need for additional waivers and/or amendments, including those required as a result of or in connection with the restatement discussed in Note 2, and the passage of time since the Company first announced its debt restructuring initiative, certain of the Company’s lenders have effected reductions in its advance rates and/or have required other changes to the terms of such facilities, which has negatively impacted the Company’s available liquidity and capital resources. Each of these facilities is typically subject to renewal each year. Borrowing capacity on the various facilities is dependent upon maintaining compliance with the representations, terms, conditions and covenants of the respective agreements. The Company intends to renew, replace, or expand its facilities consistent with its past practices and may seek waivers or amendments in the future, if necessary. The Company is in negotiations with current and prospective lenders regarding expanded financing capacity for its reverse loan repurchases and/or replacement financing capacity for its originations business in the event the Company experiences a material reduction in the financing capacity available to it under its existing borrowing facilities or otherwise requires additional financing capacity to support its businesses and obligations. No assurance can be given that the Company will be successful in maintaining adequate financing capacity with its current or prospective lenders.
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
As disclosed in Note 13, the Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. Additionally, as part of its Reverse Mortgage segment, the Company is obligated to purchase loans out of Ginnie Mae securitization pools under certain circumstances.
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
4. Variable Interest Entities
Consolidated Variable Interest Entities
Included in Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 are descriptions of the Company’s Consolidated VIEs.
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
Unconsolidated Variable Interest Entities
Included in Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 are descriptions of the Company's variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs. Additionally, refer to Note 15 for information on the Company's transactions with WCO.
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
__________

(1)
During the three months ended March 31, 2017, the Company revised the December 31, 2016 disclosed amount of net servicing rights and payables and accrued liabilities balances for which the Company has continuing involvement. The total net servicing rights and payables and accrued liabilities balances reported in the consolidated balance sheets as of December 31, 2016 was not impacted by this disclosure revision.

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
Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 6 for a summary of the gains and losses on freestanding derivative instruments.

8. Servicing of Residential Loans

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

10. Warehouse Borrowings (As Restated)
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

11. Common Stock and Earnings (Loss) Per Share (As Restated)
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
Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
	(Restated)
Basic earnings (loss) per share
Net income (loss) available to common stockholders (numerator)	$4,508	$(172,702)
Weighted-average common shares outstanding (denominator)	36,412	35,579
Basic earnings (loss) per common and common equivalent share	$0.12	$(4.85)

Diluted earnings (loss) per share
Net income (loss) available to common stockholders (numerator)	$4,508	$(172,702)
Diluted weighted-average common shares outstanding (denominator)	36,812	35,579
Diluted earnings (loss) per common and common equivalent share	$0.12	$(4.85)

The following table summarizes antidilutive securities excluded from the computation of dilutive earnings (loss) per share (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Outstanding share-based compensation awards
Stock options (1)	3,412	2,876
Performance shares (2)	183	—
Restricted stock units	63	631
Assumed conversion of Convertible Notes	4,932	4,932
__________

(1)	Includes out-of-the-money stock options totaling 2.9 million at March 31, 2016.

(2)	Performance shares represent the number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
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

Condensed Consolidating Balance Sheet (As Restated, See Note 2)
March 31, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$1,057	$234,117	$2,000	$—	$237,174
Restricted cash and cash equivalents	1,502	129,462	43,360	—	174,324
Residential loans at amortized cost, net	12,510	212,498	453,474	—	678,482
Residential loans at fair value	—	11,800,743	440,219	—	12,240,962
Receivables, net	87,047	123,841	13,844	—	224,732
Servicer and protective advances, net	—	417,330	566,314	21,513	1,005,157
Servicing rights, net	—	1,006,428	—	—	1,006,428
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	10,445	—	—	10,445
Premises and equipment, net	1,115	72,884	—	—	73,999
Other assets	18,104	169,241	14,001	—	201,346
Due from affiliates, net	497,175	—	—	(497,175)	—
Investments in consolidated subsidiaries and VIEs	1,532,365	67,216	—	(1,599,581)	—
Total assets	$2,150,875	$14,291,952	$1,533,212	$(2,075,243)	$15,900,796

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$57,657	$644,503	$4,424	$(6,843)	$699,741
Servicer payables	—	138,059	—	—	138,059
Servicing advance liabilities	—	119,678	542,528	—	662,206
Warehouse borrowings	—	1,094,677	—	—	1,094,677
Servicing rights related liabilities at fair value	—	3,537	—	—	3,537
Corporate debt	2,112,328	—	—	—	2,112,328
Mortgage-backed debt	—	—	916,952	—	916,952
HMBS related obligations at fair value	—	10,289,505	—	—	10,289,505
Deferred tax liabilities, net	—	2,901	—	—	2,901
Obligation to fund Non-Guarantor VIEs	—	41,619	—	(41,619)	—
Due to affiliates, net	—	496,625	550	(497,175)	—
Total liabilities	2,169,985	12,831,104	1,464,454	(545,637)	15,919,906

Stockholders' equity (deficit):
Total stockholders' equity (deficit)	(19,110)	1,460,848	68,758	(1,529,606)	(19,110)
Total liabilities and stockholders' equity (deficit)	$2,150,875	$14,291,952	$1,533,212	$(2,075,243)	$15,900,796

Condensed Consolidating Balance Sheet (As Restated, See Note 2)
December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$773	$221,825	$2,000	$—	$224,598
Restricted cash and cash equivalents	1,502	158,204	44,757	—	204,463
Residential loans at amortized cost, net	12,891	189,441	462,877	—	665,209
Residential loans at fair value	—	11,924,043	492,499	—	12,416,542
Receivables, net	97,424	154,852	15,686	—	267,962
Servicer and protective advances, net	—	481,099	688,961	25,320	1,195,380
Servicing rights, net	—	1,029,719	—	—	1,029,719
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	11,347	—	—	11,347
Premises and equipment, net	1,181	81,447	—	—	82,628
Assets held for sale	—	65,045	6,040	—	71,085
Other assets	30,789	191,671	19,830	—	242,290
Due from affiliates, net	392,998	—	—	(392,998)	—
Investments in consolidated subsidiaries and VIEs	1,620,339	134,612	—	(1,754,951)	—
Total assets	$2,157,897	$14,691,052	$1,732,650	$(2,122,629)	$16,458,970

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$53,337	$708,070	$5,474	$(7,870)	$759,011
Servicer payables	—	146,332	—	—	146,332
Servicing advance liabilities	—	132,664	650,565	—	783,229
Warehouse borrowings	—	1,203,355	—	—	1,203,355
Servicing rights related liabilities at fair value	—	1,902	—	—	1,902
Corporate debt	2,129,000	—	—	—	2,129,000
Mortgage-backed debt	—	—	943,956	—	943,956
HMBS related obligations at fair value	—	10,509,449	—	—	10,509,449
Liabilities held for sale	—	1,179	1,223	—	2,402
Deferred tax liabilities, net	—	3,204	1,570	—	4,774
Obligation to fund Non-Guarantor VIEs	—	46,417	—	(46,417)	—
Due to affiliates, net	—	392,812	185	(392,997)	—
Total liabilities	2,182,337	13,145,384	1,602,973	(447,284)	16,483,410

Stockholders' equity (deficit):
Total stockholders' equity (deficit)	(24,440)	1,545,668	129,677	(1,675,345)	(24,440)
Total liabilities and stockholders' equity (deficit)	$2,157,897	$14,691,052	$1,732,650	$(2,122,629)	$16,458,970

Condensed Consolidating Statement of Comprehensive Income (As Restated, See Note 2)
For the Three Months Ended March 31, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$115,265	$—	$(2,078)	$113,187
Net gains on sales of loans	—	74,356	—	—	74,356
Net fair value gains on reverse loans and related HMBS obligations	—	14,660	42	—	14,702
Interest income on loans	239	280	10,461	—	10,980
Insurance revenue	—	4,688	309	(57)	4,940
Other revenues	144	26,963	17,029	(17,016)	27,120
Total revenues	383	236,212	27,841	(19,151)	245,285

EXPENSES
General and administrative	15,706	127,594	2,628	(14,301)	131,627
Salaries and benefits	11,502	96,455	—	—	107,957
Interest expense	35,086	13,078	12,261	(15)	60,410
Depreciation and amortization	180	10,699	53	—	10,932
Corporate allocations	(24,111)	24,111	—	—	—
Other expenses, net	141	1,139	1,503	—	2,783
Total expenses	38,504	273,076	16,445	(14,316)	313,709

OTHER GAINS (LOSSES)
Gain on sale of business	—	67,727	—	—	67,727
Other net fair value gains (losses)	—	(1,347)	6,430	—	5,083
Total other gains	—	66,380	6,430	—	72,810

Income (loss) before income taxes	(38,121)	29,516	17,826	(4,835)	4,386
Income tax expense (benefit)	(23,531)	22,698	966	(255)	(122)
Income (loss) before equity in earnings of consolidated subsidiaries and VIEs	(14,590)	6,818	16,860	(4,580)	4,508
Equity in earnings of consolidated subsidiaries and VIEs	19,098	14,826	—	(33,924)	—
Net income	$4,508	$21,644	$16,860	$(38,504)	$4,508

Comprehensive income	$4,491	$21,644	$16,860	$(38,504)	$4,491

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

15. Related-Party Transactions
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)
The terms "Walter Investment", the "Company", "we", "us", and "our" as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q/A and in our Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the SEC on August 9, 2017 and with the information under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in that Annual Report on Form 10-K/A. Historical results and trends discussed herein and therein may not be indicative of future operations, particularly in light of regulatory developments. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, reflect management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors.
As discussed in the Explanatory Note to this Amended Filing and in Note 2 to the Consolidated Financial Statements, we have restated our Consolidated Financial Statements and related disclosures as of and for the three months ended March 31, 2017 to correct the estimated valuation allowance recorded on our deferred tax assets. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note, no other information in this Item 2 has been amended and this Item 2 does not reflect any events occurring after the Original Filing. The Company is filing its Form 10-Q for the quarterly period ended June 30, 2017 on our about the date of the filing of this amended report.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and including matters discussed elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as "believes," "anticipates," "expects," "intends," "plans," "projects," "estimates," "assumes," "may," "should," "will," "seeks," "targets," or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance, nor should any conclusions be drawn or assumptions be made as to any potential outcome of any strategic review we conduct. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" of our Annual Report on Form 10-K/A for the year ended December 31, 2016, this Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2017, and in our other filings with the SEC.

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

The subservicing contracts pursuant to which we are retained to subservice mortgage loans generally provide that our customer, the owner of the MSR that we subservice, can terminate us as subservicer with or without cause, and each such contract has unique terms establishing the fees we will be paid for our work under the contract or upon the termination of the contract, if any, and the standards of performance we are required to meet in servicing the relevant mortgage loans, such that the profitability of our subservicing activity may vary among different contracts. We believe that our subservicing customers consider various factors from time to time in determining whether to retain or change subservicers, including the financial strength and servicer ratings of the subservicer, the subservicer's record of compliance with regulatory and contractual obligations (including any enhanced, "high touch" processes required by the contract) and the success of the subservicer in limiting the delinquency rate of the relevant portfolio. The termination of one or more of our subservicing contracts could have a material adverse effect on us, including on our business, financial condition, liquidity and results of operations. Refer to Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K/A for the year ended December 31, 2016 for a discussion of certain additional risks and uncertainties relating to our subservicing contracts.

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
Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2016 for additional information about the regulatory framework under which we operate.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
	(Restated)
REVENUES
Net servicing revenue and fees	$113,187	$(105,762)	$218,949	(207)%
Net gains on sales of loans	74,356	84,477	(10,121)	(12)%
Net fair value gains on reverse loans and related HMBS obligations	14,702	35,208	(20,506)	(58)%
Interest income on loans	10,980	12,171	(1,191)	(10)%
Insurance revenue	4,940	10,367	(5,427)	(52)%
Other revenues	27,120	30,310	(3,190)	(11)%
Total revenues	245,285	66,771	178,514	267%

EXPENSES
General and administrative	131,627	129,606	2,021	2%
Salaries and benefits	107,957	132,639	(24,682)	(19)%
Interest expense	60,410	64,248	(3,838)	(6)%
Depreciation and amortization	10,932	14,423	(3,491)	(24)%
Other expenses, net	2,783	2,506	277	11%
Total expenses	313,709	343,422	(29,713)	(9)%

OTHER GAINS (LOSSES)
Gain on sale of business	67,727	—	67,727	n/m
Other net fair value gains (losses)	5,083	(2,144)	7,227	(337)%
Gain on extinguishment	—	928	(928)	(100)%
Other	—	(1,024)	1,024	(100)%
Total other gains (losses)	72,810	(2,240)	75,050	n/m

Income (loss) before income taxes	4,386	(278,891)	283,277	(102)%
Income tax benefit	(122)	(106,189)	106,067	(100)%
Net income (loss)	$4,508	$(172,702)	$177,210	(103)%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended March 31,		Variance
	2017	2016	$	%
Servicing fees	$133,393	$177,754	$(44,361)	(25)%
Incentive and performance fees	15,154	19,772	(4,618)	(23)%
Ancillary and other fees	23,243	24,609	(1,366)	(6)%
Servicing revenue and fees	171,790	222,135	(50,345)	(23)%
Changes in valuation inputs or other assumptions (1)	(17,530)	(258,460)	240,930	(93)%
Other changes in fair value (2)	(35,986)	(68,120)	32,134	(47)%
Change in fair value of servicing rights	(53,516)	(326,580)	273,064	(84)%
Amortization of servicing rights	(5,025)	(4,611)	(414)	9%
Change in fair value of servicing rights related liabilities	(62)	3,294	(3,356)	(102)%
Net servicing revenue and fees	$113,187	$(105,762)	$218,949	(207)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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

(2)
Average balance excludes delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae as we do not own these mortgage loans and, therefore, are not entitled to any interest income they generate. Refer to Note 9 to the Consolidated Financial Statements for further information.

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
We recorded income tax benefit of $0.1 million in the three months ended March 31, 2017 as compared to a benefit of $106.2 million for the same period of 2016 due primarily to the prior year incurring a pre-tax loss.
We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets, net decreased $299.6 million primarily as a result of the valuation allowance recorded against our deferred tax assets in connection with this Amended Filing, which increased the valuation allowance by $302.5 million at March 31, 2017 and decreased income tax expense by $2.6 million in the three months ended March 31, 2017.
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

The following tables reconcile Adjusted Loss and Adjusted EBITDA to net income, which we consider to be the most directly comparable GAAP financial measure to Adjusted Loss and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Three Months Ended March 31, 2017
(Restated)
Net income	$4,508
Adjustment for income tax benefit	(122)
Income before income taxes	4,386
Adjustments to income before income taxes
Gain on sale of business	(67,727)
Changes in fair value due to changes in valuation inputs and other assumptions (1)	7,397
Non-cash interest expense	4,184
Fair value to cash adjustment for reverse loans (2)	3,339
Exit costs (3)	1,871
Share-based compensation expense	865
Other (4)	4,689
Sub-total	(45,382)
Adjusted Loss	$(40,996)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the three months ended March 31, 2017 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015, 2016, and 2017 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 9 to the Consolidated Financial Statements for additional information regarding exit costs.

(4)	Includes severance, costs associated with transforming the business, the net impact of the Non-Residual Trusts, transaction and integration costs, and certain non-recurring costs.

Adjusted EBITDA

For the Three Months Ended March 31, 2017
(Restated)
Net income	$4,508
Adjustment for income tax benefit	(122)
Income before income taxes	4,386
EBITDA Adjustments
Gain on sale of business	(67,727)
Amortization of servicing rights and other fair value adjustments (1)	48,408
Interest expense	36,598
Depreciation and amortization	10,932
Fair value to cash adjustment for reverse loans (2)	3,339
Exit costs (3)	1,871
Share-based compensation expense	865
Other (4)	4,631
Sub-total	38,917
Adjusted EBITDA	$43,303
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

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the three months ended March 31, 2017 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015, 2016, and 2017 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 9 to the Consolidated Financial Statements for additional information regarding exit costs.

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
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Additional information regarding the results of operations for our Servicing, Originations and Reverse Mortgage segments is presented below. Refer to Note 12 to the Consolidated Financial Statements for a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes.
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

Funded and securitized volumes decreased for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to the decision made by management during December 2016 to exit the reverse mortgage originations business. We intend to fulfill reverse loans in our originations pipeline consistent with our underwriting practices and to fund undrawn amounts available to borrowers in our servicing portfolio. Refer to Note 9 to Consolidated Financial Statements for additional information regarding exit activities.

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
Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. As a result of the restatement as described in Note 2 to the Consolidated Financial Statements, RMS was not in compliance with certain financial covenants required by Ginnie Mae and Fannie Mae as of December 31, 2016. As of June 30, 2017, RMS was in compliance with such financial covenants.
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
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	For the Three Months Ended March 31,
	2017	2016	Variance
Cash flows provided by operating activities:
Net income (loss) adjusted for non-cash operating activities	$(76,781)	$18,959	$(95,740)
Changes in assets and liabilities	109,417	(80,274)	189,691
Net cash provided by originations activities (1)	114,096	264,050	(149,954)
Cash flows provided by operating activities	146,732	202,735	(56,003)
Cash flows provided by investing activities	381,092	57,947	323,145
Cash flows used in financing activities	(515,248)	(269,092)	(246,156)
Net increase (decrease) in cash and cash equivalents	$12,576	$(8,410)	$20,986
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sales and payments.
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
Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, we bear any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 5 and 13 to the Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information regarding these transactions.
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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheets. Refer to Notes 5 and 13 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO, which provided financing to us from 2014 to 2016 through the sale of excess servicing spreads and servicing rights. In addition, we performed subservicing for WCO through 2016. Refer to Notes 8 and 15 to the Consolidated Financial Statements for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Included in Note 7 to the consolidated financial statements of our Annual Report on Form 10-K/A for the year ended December 31, 2016 are descriptions of our variable interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of such VIEs.
Critical Accounting Estimates
The critical accounting estimates used in preparation of our consolidated financial statements are described in the Critical Accounting Estimates section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the SEC on August 9, 2017. There have been no material changes to our critical accounting policies or estimates and the methodologies or assumptions we apply under them.

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

Amended Filing	The Company's Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2017

Assurant	Assurant, Inc.

Bankruptcy Code	Title 11 of the United States Code

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

Bulk MSR	Bulk MSR as defined under the 2013 Credit Agreement

CCR	Corporate credit rating

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

Consenting Term Lenders	Lenders holding, as of July 31, 2017, more than 50% of the loans and/or commitments outstanding under the 2013 Credit Agreement

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 1 of this Form 10-Q/A

Convertible Notes	4.50% convertible senior subordinated notes due 2019 sold in a registered underwritten public offering on October 23, 2012

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

GSE	Government-sponsored entity

GTAAFT Facility	Green Tree Agency Advance Funding Trust financing facility

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HELOC	Home equity line of credit

HLTV	High loan-to-value

HMBS	Home Equity Conversion Mortgage-Backed Securities

HUD	U.S. Department of Housing and Urban Development

Interest Coverage Ratio	Interest Coverage Ratio as defined under the 2013 Credit Agreement

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service
"Know Before You Owe"

mortgage disclosure rule	Mortgage disclosure rule amending Regulation X of RESPA and Regulation Z of TILA to integrate certain mortgage loan disclosure forms and requirements, which became effective October 3, 2015

Lender-placed	Also referred to as "force-placed"

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

Moody's	Moody's Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

N/A	Not applicable

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NRM	New Residential Mortgage LLC, a wholly owned subsidiary of New Residential Investment Corp., a Delaware Corporation

Original Filing	The Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the SEC on May 10, 2017

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

REO	Real estate owned

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
Other Financial Instruments
For quantitative and qualitative disclosures about interest rate risk on other financial instruments, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the SEC on August 9, 2017. These risks have not changed materially since December 31, 2016.
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
In connection with the Original Filing, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of the Company's disclosure controls and procedures were not effective because of a material weakness in its internal control over financial reporting as management determined that the Company did not maintain effective internal controls over operational processes within the transaction level processing of Ditech Financial default servicing activities. Specifically, the Company did not design and maintain effective controls related to our ability to identify foreclosure tax liens and resolve such liens timely, foreclosure related advances, and the processing and oversight of loans in bankruptcy status.
Subsequent to the above evaluation in the Original Filing, the Chief Executive Officer and Chief Financial Officer determined that the Company also did not have adequate controls operating effectively to ensure that it correctly calculated its deferred tax asset valuation allowance, including having adequate technical review of the deferred tax asset valuation allowance for the three months ended March 31, 2017. The Company determined that there was an error in the calculation of the valuation allowance for deferred tax assets related to an ineffective review of the tax calculations associated with the valuation allowance on the deferred tax asset balance. This resulted in an error requiring the Company to restate its financial statements as of and for the three months ended ended March 31, 2017.

As a result of these material weaknesses in the Company’s internal control over financial reporting the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017.
(b) Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts outlined below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For a description of certain legal proceedings, please see Note 13 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS (AS RESTATED)
You should carefully review and consider the risks and uncertainties described under the caption "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2016, which are risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity and results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic report constitute forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
We identified a material weakness in our internal controls over financial reporting in the original filing of the Form 10-K for the year ended December 31, 2016, and in connection with this Amended Filing, we have identified an additional material weakness. If we do not adequately address these material weaknesses, if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting in the future, or if we otherwise do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results, which may materially adversely affect our business and financial condition.
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
We have restated our Consolidated Financial Statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 to correct an error in our calculation of the valuation allowance on our deferred tax assets. For a discussion of this error and the related adjustment, see Note 2 to the Consolidated Financial Statements included in this report and the Explanatory Note immediately preceding the Index. In connection with this restatement of our prior financial statements, we have identified a material weakness in our internal controls over financial reporting in addition to the material weakness that was identified in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the SEC on March 14, 2017. Management has concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of March 31, 2017. For a description of these material weaknesses, refer to Part I, Item 4. Controls and Procedures.

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
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2017; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.