Form 10-Q
period 2017-06-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2017-08-09
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 _______________________________________________________________________________________
Form 10-Q
 _______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 36,541,969 shares of common stock outstanding as of August 4, 2017.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$478,374	$224,598
Restricted cash and cash equivalents	172,677	204,463
Residential loans at amortized cost, net (includes $6,021 and $5,167 in allowance for loan losses at June 30, 2017 and December 31, 2016, respectively)	709,080	665,209
Residential loans at fair value	11,905,869	12,416,542
Receivables, net (includes $11,841 and $15,033 at fair value at June 30, 2017 and December 31, 2016, respectively)	155,250	267,962
Servicer and protective advances, net (includes $152,683 and $146,781 in allowance for uncollectible advances at June 30, 2017 and December 31, 2016, respectively)	915,185	1,195,380
Servicing rights, net (includes $870,758 and $949,593 at fair value at June 30, 2017 and December 31, 2016, respectively)	935,898	1,029,719
Goodwill	47,747	47,747
Intangible assets, net	9,718	11,347
Premises and equipment, net	66,162	82,628
Assets held for sale	—	71,085
Other assets (includes $40,522 and $87,937 at fair value at June 30, 2017 and December 31, 2016, respectively)	199,554	242,290
Total assets	$15,595,514	$16,458,970
LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued liabilities (includes $5,924 and $11,804 at fair value at June 30, 2017 and December 31, 2016, respectively)	$701,390	$759,011
Servicer payables	143,785	146,332
Servicing advance liabilities	544,134	783,229
Warehouse borrowings	1,332,126	1,203,355
Servicing rights related liabilities at fair value	1,314	1,902
Corporate debt	2,116,960	2,129,000
Mortgage-backed debt (includes $470,600 and $514,025 at fair value at June 30, 2017 and December 31, 2016, respectively)	877,775	943,956
HMBS related obligations at fair value	9,986,409	10,509,449
Deferred tax liabilities, net	4,602	4,774
Liabilities held for sale	—	2,402
Total liabilities	15,708,495	16,483,410
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 36,541,904 and 36,391,129 shares at June 30, 2017 and December 31, 2016, respectively	365	364
Additional paid-in capital	597,348	596,067
Accumulated deficit	(711,605)	(621,804)
Accumulated other comprehensive income	911	933
Total stockholders' deficit	(112,981)	(24,440)
Total liabilities and stockholders' deficit	$15,595,514	$16,458,970

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

	June 30, 2017	December 31, 2016
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$32,903	$45,843
Residential loans at amortized cost, net	442,566	462,877
Residential loans at fair value	406,006	492,499
Receivables, net	12,112	15,798
Servicer and protective advances, net	493,595	734,707
Other assets	23,362	19,831
Total assets	$1,410,544	$1,771,555

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$2,565	$2,985
Servicing advance liabilities	424,555	650,565
Mortgage-backed debt (includes $470,600 and $514,025 at fair value at June 30, 2017 and December 31, 2016, respectively)	877,775	943,956
Total liabilities	$1,304,895	$1,597,506
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Net servicing revenue and fees	$91,321	$31,936	$204,508	$(73,826)
Net gains on sales of loans	70,545	100,176	144,901	184,653
Net fair value gains on reverse loans and related HMBS obligations	7,872	7,650	22,574	42,858
Interest income on loans	10,489	11,849	21,469	24,020
Insurance revenue	2,650	11,277	7,590	21,644
Other revenues	25,910	24,585	53,030	54,895
Total revenues	208,787	187,473	454,072	254,244

EXPENSES
General and administrative	117,544	135,776	249,171	265,382
Salaries and benefits	101,071	133,681	209,028	266,320
Interest expense	60,884	64,400	121,294	128,648
Depreciation and amortization	10,042	14,540	20,974	28,963
Goodwill impairment	—	215,412	—	215,412
Other expenses, net	3,054	1,897	5,837	4,403
Total expenses	292,595	565,706	606,304	909,128

OTHER GAINS (LOSSES)
Gain on sale of business	7	—	67,734	—
Other net fair value losses	(8,105)	(819)	(3,022)	(2,963)
Gain (loss) on extinguishment	(709)	—	(709)	928
Other	—	(532)	—	(1,556)
Total other gains (losses)	(8,807)	(1,351)	64,003	(3,591)

Loss before income taxes	(92,615)	(379,584)	(88,229)	(658,475)
Income tax expense	1,694	110,379	1,572	4,190
Net loss	$(94,309)	$(489,963)	$(89,801)	$(662,665)

Comprehensive loss	$(94,314)	$(489,947)	$(89,823)	$(662,624)

Net loss	$(94,309)	$(489,963)	$(89,801)	$(662,665)
Basic and diluted loss per common and common equivalent share	$(2.58)	$(13.68)	$(2.46)	$(18.57)
Weighted-average common and common equivalent shares outstanding — basic and diluted	36,536	35,811	36,475	35,679
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2017	36,391,129	$364	$596,067	$(621,804)	$933	$(24,440)
Net loss	—	—	—	(89,801)	—	(89,801)
Other comprehensive loss, net of tax	—	—	—	—	(22)	(22)
Share-based compensation	—	—	1,346	—	—	1,346
Share-based compensation issuances, net	150,775	1	(65)	—	—	(64)
Balance at June 30, 2017	36,541,904	$365	$597,348	$(711,605)	$911	$(112,981)
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(89,801)	$(662,665)
Adjustments to reconcile net loss to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(22,574)	(42,858)
Amortization of servicing rights	14,951	7,236
Change in fair value of servicing rights	120,230	514,073
Change in fair value of servicing rights related liabilities	—	(12,724)
Change in fair value of charged-off loans	(11,868)	(14,296)
Other net fair value losses	5,926	6,815
Accretion of discounts on residential loans and advances	(1,799)	(1,845)
Accretion of discounts on debt and amortization of deferred debt issuance costs	15,556	16,195
Provision for uncollectible advances	22,486	22,356
Depreciation and amortization of premises and equipment and intangible assets	20,974	28,963
Provision for deferred income taxes	1,374	90,552
Share-based compensation	1,346	5,705
Purchases and originations of residential loans held for sale	(9,522,730)	(10,078,201)
Proceeds from sales of and payments on residential loans held for sale	9,837,393	10,239,448
Net gains on sales of loans	(144,901)	(184,653)
Gain on sale of business	(67,734)	—
Goodwill impairment	—	215,412
Other	4,608	6,090
Changes in assets and liabilities
Decrease (increase) in receivables	73,023	(62,619)
Decrease in servicer and protective advances	257,608	282,018
Decrease (increase) in other assets	38	(11,150)
Decrease in payables and accrued liabilities	(115,822)	(84,929)
Increase in servicer payables, net of change in restricted cash	14,984	31,122
Cash flows provided by operating activities	413,268	310,045

Investing activities
Purchases and originations of reverse loans held for investment	(216,948)	(384,816)
Principal payments received on reverse loans held for investment	558,003	473,617
Principal payments received on mortgage loans held for investment	47,678	45,238
Payments received on charged-off loans held for investment	9,205	12,542
Payments received on receivables related to Non-Residual Trusts	6,294	4,011
Proceeds from sales of real estate owned, net	72,581	51,924
Purchases of premises and equipment	(2,312)	(22,638)
Decrease in restricted cash and cash equivalents	989	10,328
Payments for acquisitions of businesses, net of cash acquired	(1,019)	(1,947)
Acquisitions of servicing rights, net	(152)	(8,410)
Proceeds from sale of servicing rights, net	38,817	19,920
Proceeds from sale of business	131,074	—
Other	9,441	(2,174)
Cash flows provided by investing activities	653,651	197,595

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2017	2016
Financing activities
Payments on corporate debt	(21,285)	(345)
Extinguishments and settlement of debt	—	(6,327)
Proceeds from securitizations of reverse loans	278,011	410,107
Payments on HMBS related obligations	(890,737)	(590,678)
Issuances of servicing advance liabilities	679,809	815,800
Payments on servicing advance liabilities	(919,933)	(1,043,972)
Net change in warehouse borrowings related to mortgage loans	(175,701)	(59,801)
Net change in warehouse borrowings related to reverse loans	304,472	115,515
Proceeds from financing of servicing rights	—	29,738
Payments on servicing rights related liabilities	(1,709)	(9,639)
Payments on mortgage-backed debt	(66,422)	(52,017)
Other debt issuance costs paid	(2,060)	(5,912)
Other	2,412	(44)
Cash flows used in financing activities	(813,143)	(397,575)

Net increase in cash and cash equivalents	253,776	110,065
Cash and cash equivalents at beginning of the period	224,598	202,828
Cash and cash equivalents at end of the period	$478,374	$312,893

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$119,564	$134,703
Cash paid (received) for taxes	(74,144)	58
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Walter Investment Management Corp. and its subsidiaries, or the Company, is an independent servicer and originator of mortgage loans and servicer of reverse mortgage loans. The Company services a wide array of loans across the credit spectrum for its own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. Through the consumer, correspondent and wholesale lending channels, the Company originates and purchases residential mortgage loans that are predominantly sold to GSEs and government agencies. The Company also operates two complementary businesses; asset receivables management and real estate owned property management and disposition.
The Company operates throughout the U.S. through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 11 for additional information related to segment reporting.
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
Restatement of Previously Issued Consolidated Financial Statements
On August 9, 2017, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2016 and separately amended its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2016, September 30, 2016, and March 31, 2017, in each case, to reflect a correction to the net deferred tax assets balance. The restatement of the Company's previously issued consolidated financial statements resulted from an error in the calculation of the valuation allowance on the net deferred tax assets balance. In determining the amount of the valuation allowance in the prior periods, an error was made that resulted in the double-counting of expected future taxable income associated with the projected reversals of taxable temporary differences (i.e., deferred tax liabilities). Accordingly, the Company revised its calculation to reflect the removal of the duplicative amounts, and reevaluated all sources of estimated future taxable income on the recoverability of deferred tax assets under GAAP after taking into account both positive and negative evidence through the issuance date of the restated financial statements to consider the effect of the error. The impact of such corrections are reflected in the prior periods presented in these Consolidated Financial Statements.
Interim Financial Reporting
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete Consolidated Financial Statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited interim Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016.

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
Recent Accounting Guidance Not Yet Adopted
In May 2014, the FASB issued new revenue recognition guidance that supersedes most industry-specific guidance but does exclude insurance contracts and financial instruments. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. In April 2015, the FASB voted for a one-year deferral of the effective date, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Subsequent to the initial issuance, the FASB has continued to issue updates to this guidance to provide additional clarification and implementation instructions to issuers regarding (i) principal versus agent considerations, (ii) identifying performance obligations, (iii) licensing, and (iv) narrow-scope improvements and practical expedients relating to assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The Company has reviewed the scope of the guidance and monitored the determinations of the FASB Transition Resource Group and concluded that a number of the Company's most significant revenue streams are not within the scope of the standard because the standard does not apply to revenue on contracts accounted for under the transfers and servicing of financial assets or financial instruments standards. Therefore, revenue recognition for these contracts will remain unchanged. However, the FASB has issued, and may issue in the future, interpretive guidance that may cause the Company’s evaluation to change. The Company continues to evaluate certain select revenue streams, including subservicing fees, for the effect that this guidance will have on its consolidated financial statements. Based on current guidance available, while there may be some impact on revenue recognition, the Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial statements. The Company plans to adopt using a modified retrospective method.
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments. The new standard revises an entity's accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. At June 30, 2017, the Company did not hold any equity securities measured at fair value, but did have certain financial liabilities measured at fair value. The significance of adoption is dependent upon the nature of those financial liabilities carried at fair value at the time of adoption.
In February 2016, the FASB issued an accounting standards update that requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. While the Company continues to evaluate the full effect that this guidance will have on its consolidated financial statements, it will result in the recognition of certain operating leases as right-of-use assets and lease liabilities on the consolidated balance sheets.

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
In February 2017, the FASB issued an accounting standards update that amends the guidance on derecognition of nonfinancial assets. This guidance clarifies the scope and accounting of a financial asset that meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. It also adds guidance for partial sales of nonfinancial assets. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. While the Company continues to evaluate the full effect that this guidance will have on its consolidated financial statements, it may impact the timing of the recognition of gain on sale of REO.
In May 2017, the FASB issued an accounting standards update that amends the guidance on share-based compensation. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The new guidance will be applied prospectively on awards modified on or after the adoption date.

2. Going Concern
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
As disclosed in Note 9, the Company uses and relies upon short-term borrowing facilities to fund its servicing, originations and reverse mortgage operating businesses. As a result of continued losses, the need for additional waivers and/or amendments, including those required as a result of or in connection with the restatement discussed in Note 1, and the passage of time since the Company first announced its debt restructuring initiative, certain of the Company’s lenders have effected reductions in its advance rates and/or have required other changes to the terms of such facilities, which has negatively impacted the Company’s available liquidity and capital resources. Each of these facilities is typically subject to renewal each year. Borrowing capacity on the various facilities is dependent upon maintaining compliance with the representations, terms, conditions and covenants of the respective agreements. The Company intends to renew, replace, or expand its facilities consistent with its past practices and may seek waivers or amendments in the future, if necessary. The Company is in negotiations with current and prospective lenders regarding expanded financing capacity for its reverse loan repurchases and/or replacement financing capacity for its originations business in the event the Company experiences a material reduction in the financing capacity available to it under its existing borrowing facilities or otherwise requires additional financing capacity to support its businesses and obligations. No assurance can be given that the Company will be successful in maintaining adequate financing capacity with its current or prospective lenders.
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
As discussed previously, the Company is subject to various financial and other covenants under its existing debt agreements, many of which contain cross default provisions such that if a default occurs under any one agreement, the lenders under certain of the Company’s other debt agreements could declare a default. The lenders can waive their contractual rights in the event of a default. In connection with the financial statement restatement discussed in Note 1 and the circumstances impacting the Company's ability to continue as a going concern included in this disclosure, the Company received waivers and/or amendments under its warehouse and advance financing facilities, the 2013 Credit Agreement and the Senior Notes Indenture to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting or arising from the restatement discussed in Note 1 and the going concern matters discussed herein.

The Company is not currently in compliance with, and may be unable to regain and/or maintain compliance with, certain continued listing standards of the NYSE. If the Company is unable to cure any event of noncompliance with any continued listing standard of the NYSE within the applicable timeframe and other parameters set forth by the NYSE, or if the Company fails to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of the Company’s common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, the Company’s common stock. If the Company’s common stock is delisted from the NYSE, this could also have negative implications on the Company’s business relationships under the Company’s material agreements with lenders and other counterparties. If the Company’s common stock is delisted from the NYSE, it would constitute a fundamental change as that term is defined under the terms of the Convertible Notes, and require, among other things, that the Company take steps to make an offer to repay the Convertible Notes at 100% of the principal amount thereof. The Company currently is not permitted to repurchase the Convertible Notes pursuant to the terms of certain of its debt facilities and agreements. If the Company is delisted and is not able to satisfy this obligation, it would constitute an event of default under the indenture governing the Convertible Notes. In such event, the trustee or the holders of 25% in aggregate principal amount outstanding of the Convertible Notes will have the right to accelerate such indebtedness.
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
As disclosed in Note 12, the Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. Additionally, as part of its Reverse Mortgage segment, the Company is obligated to purchase loans out of Ginnie Mae securitization pools under certain circumstances.
To address the challenges and uncertainties set forth above, the Company is proactively engaged with its lenders and other counterparties as follows:

•
Prior to the issuance of the restated consolidated financial statements discussed in Note 1, the Company entered into amendments and/or obtained waivers from each lender, to the extent necessary, to waive any default, event of default, amortization event, termination event or similar event resulting or arising from the restatement discussed in Note 1 or the substantial doubt as to the Company’s ability to continue as a going concern described in this Note 2, and/or to allow for compliance with profitability covenants at the Ditech level;

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

•
The Company is seeking additional, or expansion of existing, master repurchase or similar agreements for continued growth of the required reverse loan repurchases. As part of this effort, in August 2017, RMS has entered into an amendment that increases the size of an existing credit facility by $100.0 million on a committed basis. The facility expires in May 2018. Additionally, in the future, the Company may seek to access the securitization market, if such market is available to the Company, to provide adequate financing capacity for continued growth in the number and amount of required reverse loan repurchases;

•
The Company is in the process of negotiating a term sheet with a counterparty to resolve its obligations with respect to the remaining mandatory clean-up calls. The negotiated resolution is expected to cover all mandatory calls starting in the fourth quarter of 2017;

•
The Company has been in contact with the NYSE and is working to regain compliance with NYSE continued listing requirements, including, among other things, by restructuring its corporate debt. The Company continues to monitor other listing standards. No assurance can be given that the Company’s common stock will not be delisted from the NYSE; and

•
The Company continues to engage in communications with key stakeholders, including the GSEs, Ginnie Mae, HUD, regulators and government agencies in connection with the restatement discussed in Note 1, the status of the Company’s debt restructuring initiative, and the uncertainties regarding the Company’s ability to continue as a going concern as identified above. To date, none of these key stakeholders have communicated any material sanctions, suspensions or prohibitions.

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

3. Variable Interest Entities
Consolidated Variable Interest Entities
Included in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 are descriptions of the Company’s Consolidated VIEs.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	June 30, 2017
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$12,861	$10,714	$9,328	$—	$32,903
Residential loans at amortized cost, net	442,566	—	—	—	442,566
Residential loans at fair value	—	406,006	—	—	406,006
Receivables, net	—	11,841	—	271	12,112
Servicer and protective advances, net	—	—	493,595	—	493,595
Other assets	9,652	653	618	12,439	23,362
Total assets	$465,079	$429,214	$503,541	$12,710	$1,410,544

Liabilities
Payables and accrued liabilities	$1,997	$—	$568	$—	$2,565
Servicing advance liabilities	—	—	424,555	—	424,555
Mortgage-backed debt	407,175	470,600	—	—	877,775
Total liabilities	$409,172	$470,600	$425,123	$—	$1,304,895

	December 31, 2016
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$13,321	$10,257	$22,265	$—	$45,843
Residential loans at amortized cost, net	462,877	—	—	—	462,877
Residential loans at fair value	—	450,377	—	42,122	492,499
Receivables, net	—	15,033	—	765	15,798
Servicer and protective advances, net	—	—	734,707	—	734,707
Other assets	10,028	1,028	1,440	7,335	19,831
Total assets	$486,226	$476,695	$758,412	$50,222	$1,771,555

Liabilities
Payables and accrued liabilities	$2,140	$—	$845	$—	$2,985
Servicing advance liabilities	—	—	650,565	—	650,565
Mortgage-backed debt	429,931	514,025	—	—	943,956
Total liabilities	$432,071	$514,025	$651,410	$—	$1,597,506

Unconsolidated Variable Interest Entities
Included in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 are descriptions of the Company's variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs. Additionally, refer to Note 14 for information on the Company's transactions with WCO.
4. Transfers of Residential Loans
Sales of Mortgage Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional-conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. The Company accounts for these transfers as sales. If the servicing rights are retained upon sale, the Company receives a fee for servicing the sold loans, which represents continuing involvement.
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to a breach of contractual representations and warranties. Refer to Note 12 for additional information.
The following table presents the carrying amounts of the Company’s net assets that relate to its continuing involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Net Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net (1)	Servicer and Protective Advances, Net	Payables and Accrued Liabilities	Total
June 30, 2017	$424,040	$17,104	$(1,314)	$439,830	$37,442,262
December 31, 2016	439,062	21,825	(1,983)	458,904	36,116,570
__________

(1)
The Company has revised the December 31, 2016 disclosed amount of net servicing rights for which the Company has continuing involvement. The total net servicing rights balance reported in the consolidated balance sheets as of December 31, 2016 was not impacted by this disclosure revision.

At June 30, 2017 and December 31, 2016, 1.4% and 1.3%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Cash proceeds received from sales, net of fees	$4,551,321	$4,825,191	$9,803,873	$10,290,056
Servicing fees collected (1)	29,563	36,407	60,366	71,179
Repurchases of previously sold loans	13,509	10,386	31,012	16,318
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continuing involvement with mortgage loans that have been sold with servicing rights retained.
In connection with these sales, the Company recorded servicing rights using either a fair value model that utilizes Level 3 unobservable inputs or using an agreed upon sales price considered to be Level 2. Refer to Note 7 for information relating to servicing of residential loans.

Transfers of Reverse Loans
The Company, through RMS, is an approved issuer of Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. The Company both originated and purchased HECMs that were pooled and securitized into HMBS that the Company sold into the secondary market with servicing rights retained. Effective January 2017, the Company exited the reverse mortgage originations business. As of June 30, 2017, the Company did not have any reverse loans remaining in its originations pipeline and is in the process of finalizing the shutdown of the reverse mortgage originations business. The Company will continue to fund undrawn tails available to borrowers.
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
At June 30, 2017, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $9.4 billion and $9.8 billion, respectively.
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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. There were no transfers between levels during the six months ended June 30, 2017 or 2016.

Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There was an insignificant amount of assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	June 30, 2017	December 31, 2016
Level 2
Assets
Mortgage loans held for sale	$1,000,830	$1,176,280
Servicing rights carried at fair value	6,650	13,170
Freestanding derivative instruments	8,835	34,543
Level 2 assets	$1,016,315	$1,223,993
Liabilities
Freestanding derivative instruments	$3,749	$7,611
Servicing rights related liabilities	1,314	1,902
Level 2 liabilities	$5,063	$9,513

Level 3
Assets
Reverse loans	$10,440,669	$10,742,922
Mortgage loans related to Non-Residual Trusts	406,006	450,377
Mortgage loans held for sale	8,738	—
Charged-off loans	49,626	46,963
Receivables related to Non-Residual Trusts	11,841	15,033
Servicing rights carried at fair value	864,108	936,423
Freestanding derivative instruments (IRLCs)	31,687	53,394
Level 3 assets	$11,812,675	$12,245,112
Liabilities
Freestanding derivative instruments (IRLCs)	$2,175	$4,193
Mortgage-backed debt related to Non-Residual Trusts	470,600	514,025
HMBS related obligations	9,986,409	10,509,449
Level 3 liabilities	$10,459,184	$11,027,667

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended June 30, 2017
	Fair Value April 1, 2017	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales and Other	Originations / Issuances	Settlements	Fair Value June 30, 2017
Assets
Reverse loans	$10,599,732	$72,569	$1,635	$—	$84,972	$(318,239)	$10,440,669
Mortgage1loans related to Non-Residual Trusts (1)	440,219	(3,343)	—	(8,890)	—	(21,980)	406,006
Mortgage loans held for sale (1)	—	6	—	8,890	—	(158)	8,738
Charged-off loans (2)	52,071	8,161	—	—	—	(10,606)	49,626
Receivables related to Non-Residual Trusts	13,848	533	—	—	—	(2,540)	11,841
Servicing rights carried at fair value	909,270	(66,633)	73	4,131	17,267	—	864,108
Freestanding derivative instruments (IRLCs)	45,347	(13,590)	—	—	—	(70)	31,687
Total assets	$12,060,487	$(2,297)	$1,708	$4,131	$102,239	$(353,593)	$11,812,675

Liabilities
Freestanding derivative instruments (IRLCs)	$(714)	$(1,461)	$—	$—	$—	$—	$(2,175)
Mortgage-backed debt related to Non-Residual Trusts	(498,768)	(5,406)	—	—	—	33,574	(470,600)
HMBS related obligations	(10,289,505)	(64,697)	—	—	(123,695)	491,488	(9,986,409)
Total liabilities	$(10,788,987)	$(71,564)	$—	$—	$(123,695)	$525,062	$(10,459,184)
__________

(1)
During the three months ended June 30, 2017, $8.9 million of loans transferred from mortgage loans related to Non-Residual Trusts to mortgage loans held for sale upon exercising a mandatory call obligation. See Note 12 for additional information on the mandatory call obligations.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $1.7 million during the three months ended June 30, 2017.

	For the Three Months Ended June 30, 2016
	Fair Value April 1, 2016	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Fair Value June 30, 2016
Assets
Reverse loans	$10,872,891	$141,375	$84,935	$—	$118,807	$(307,771)	$10,910,237
Mortgage loans related to Non-Residual Trusts	506,337	6,418	—	—	—	(24,576)	488,179
Charged-off loans (1)	53,246	9,668	—	—	—	(11,852)	51,062
Receivables related to Non-Residual Trusts	14,118	618	—	—	—	(2,055)	12,681
Servicing rights carried at fair value (2)	1,427,331	(187,493)	(2,531)	(28,235)	46,279	—	1,255,351
Freestanding derivative instruments (IRLCs)	64,407	11,304	—	—	—	(234)	75,477
Total assets	$12,938,330	$(18,110)	$82,404	$(28,235)	$165,086	$(346,488)	$12,792,987

Liabilities
Freestanding derivative instruments (IRLCs)	$(255)	$92	$—	$—	$—	$—	$(163)
Servicing rights related liabilities	(105,559)	1,903	—	—	(27,886)	10,717	(120,825)
Mortgage-backed debt related to Non-Residual Trusts	(564,832)	(7,987)	—	—	—	24,752	(548,067)
HMBS related obligations	(10,697,435)	(133,725)	—	—	(207,160)	321,172	(10,717,148)
Total liabilities	$(11,368,081)	$(139,717)	$—	$—	$(235,046)	$356,641	$(11,386,203)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $3.4 million during the three months ended June 30, 2016.

(2)	During the three months ended June 30, 2016, the Company sold mortgage servicing rights with a fair value of $28.2 million and recognized a total net loss on sale of $0.5 million.

	For the Six Months Ended June 30, 2017
	Fair Value January 1, 2017	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales and Other	Originations / Issuances	Settlements	Fair Value June 30, 2017
Assets
Reverse loans	$10,742,922	$115,181	$44,769	$—	$172,034	$(634,237)	$10,440,669
Mortgage1loans related to Non-Residual Trusts (1)	450,377	9,159	—	(8,890)	—	(44,640)	406,006
Mortgage loans held for sale (1)	—	6	—	8,890	—	(158)	8,738
Charged-off loans (2)	46,963	22,752	—	—	—	(20,089)	49,626
Receivables related to Non-Residual Trusts	15,033	3,102	—	—	—	(6,294)	11,841
Servicing rights carried at fair value	936,423	(119,112)	519	4,207	42,071	—	864,108
Freestanding derivative instruments (IRLCs)	53,394	(21,596)	—	—	—	(111)	31,687
Total assets	$12,245,112	$9,492	$45,288	$4,207	$214,105	$(705,529)	$11,812,675

Liabilities
Freestanding derivative instruments (IRLCs)	$(4,193)	$2,018	$—	$—	$—	$—	$(2,175)
Mortgage-backed debt related to Non-Residual Trusts	(514,025)	(13,965)	—	—	—	57,390	(470,600)
HMBS related obligations	(10,509,449)	(92,607)	—	—	(278,010)	893,657	(9,986,409)
Total liabilities	$(11,027,667)	$(104,554)	$—	$—	$(278,010)	$951,047	$(10,459,184)
__________

(1)
During the six months ended June 30, 2017, $8.9 million of loans transferred from mortgage loans related to Non-Residual Trusts to mortgage loans held for sale upon exercising a mandatory call obligation. See Note 12 for additional information on the mandatory call obligations.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $11.9 million during the six months ended June 30, 2017.

	For the Six Months Ended June 30, 2016
	Fair Value January 1, 2016	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Fair Value June 30, 2016
Assets
Reverse loans	$10,763,816	$296,209	$138,955	—	$245,958	$(534,701)	$10,910,237
Mortgage loans related to Non-Residual Trusts	526,016	11,581	—	—	—	(49,418)	488,179
Charged-off loans (1)	49,307	24,044	—	—	—	(22,289)	51,062
Receivables related to Non-Residual Trusts	16,542	151	—	—	—	(4,012)	12,681
Servicing rights carried at fair value (2)	1,682,016	(514,073)	17,106	(28,235)	98,537	—	1,255,351
Freestanding derivative instruments (IRLCs)	51,519	24,406	—	—	—	(448)	75,477
Total assets	$13,089,216	$(157,682)	$156,061	$(28,235)	$344,495	$(610,868)	$12,792,987

Liabilities
Freestanding derivative instruments (IRLCs)	$(1,070)	$907	$—	—	$—	$—	$(163)
Servicing rights related liabilities	(117,000)	5,197	—	—	(27,886)	18,864	(120,825)
Mortgage-backed debt related to Non-Residual Trusts	(582,340)	(14,919)	—	—	—	49,192	(548,067)
HMBS related obligations	(10,647,382)	(253,351)	—	—	(410,107)	593,692	(10,717,148)
Total liabilities	$(11,347,792)	$(262,166)	$—	$—	$(437,993)	$661,748	$(11,386,203)
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

•
Mortgage loans held for sale — These loans are primarily valued using a market approach by utilizing observable quoted market prices, where available, or prices for other whole loans with similar characteristics. The Company classifies these loans as Level 2 within the fair value hierarchy. Loans held for sale also includes loans that are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The discount rate assumption for these assets considers, as applicable, collateral and credit risk characteristics of the loans, collection rates, current market interest rates, expected duration, and current market yields.

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

		June 30, 2017		December 31, 2016
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years (4)	0.3 - 10.2	3.6	0.6 - 10.2	3.8
	Conditional repayment rate	12.81% - 70.80%	30.91%	13.23% - 55.32%	28.48%
	Discount rate	1.81% - 3.65%	3.05%	1.93% - 3.69%	2.93%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	1.97% - 2.52%	2.28%	1.98% - 2.67%	2.27%
	Conditional default rate	1.06% - 5.17%	2.87%	1.02% - 4.25%	2.61%
	Loss severity	87.95% - 100.00%	99.04%	79.98% - 100.00%	96.61%
	Discount rate	8.00%	8.00%	8.00%	8.00%
Mortgage loans held for sale	Conditional prepayment rate	2.10%	2.10%	—	—
	Conditional default rate	1.49%	1.49%	—	—
	Loss severity	85.57%	85.57%	—	—
	Discount rate	8.00%	8.00%	—	—
Charged-off loans	Collection rate	3.04% - 5.15%	3.15%	2.69% - 3.55%	2.74%
	Discount rate	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	2.37% - 3.23%	2.83%	2.22% - 3.17%	2.65%
	Conditional default rate	2.60% - 5.87%	3.78%	2.32% - 4.66%	3.34%
	Loss severity	86.18% - 100.00%	97.41%	77.88% - 100.00%	94.51%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years (4)	2.5 - 7.1	5.9	2.6 - 7.4	6.0
	Discount rate	10.62% - 15.22%	11.97%	10.68% - 14.61%	11.56%
	Conditional prepayment rate	6.08% - 23.87%	9.82%	5.76% - 21.67%	9.09%
	Conditional default rate	0.02% - 3.21%	0.85%	0.04% - 2.97%	0.88%
	Cost to service	$62 - $1,260	$132	$62 - $1,260	$128
Interest rate lock commitments	Loan funding probability	1.00% - 100.00%	64.94%	16.00% - 100.00%	75.86%
	Fair value of initial servicing rights multiple (5)	0.01 - 5.16	2.67	0.01 - 5.98	3.06

		June 30, 2017		December 31, 2016
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	21.18% - 100.00%	83.12%	34.40% - 100.00%	83.36%
	Fair value of initial servicing rights multiple (5)	0.21 - 5.08	3.39	0.04 - 6.04	3.69
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	2.37% - 3.23%	2.83%	2.22% - 3.17%	2.65%
	Conditional default rate	2.60% - 5.87%	3.78%	2.32% - 4.66%	3.34%
	Loss severity	86.18% - 100.00%	97.41%	77.88% - 100.00%	94.51%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years (4)	0.2 - 7.6	3.2	0.4 - 7.2	3.2
	Conditional repayment rate	11.10% - 76.13%	30.09%	11.49% - 57.76%	27.74%
	Discount rate	1.47% - 3.12%	2.70%	1.50% - 3.17%	2.56%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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
Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	June 30, 2017		December 31, 2016
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,440,669	$10,018,774	$10,742,922	$10,218,007
Mortgage loans held for sale (1)	1,009,568	969,551	1,176,280	1,148,897
Mortgage loans related to Non-Residual Trusts	406,006	469,429	450,377	513,545
Charged-off loans	49,626	2,391,064	46,963	2,439,318
Total	$11,905,869	$13,848,818	$12,416,542	$14,319,767

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$470,600	$474,980	$514,025	$518,317
HMBS related obligations (2)	9,986,409	9,481,428	10,509,449	9,916,383
Total	$10,457,009	$9,956,408	$11,023,474	$10,434,700
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 9 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.

Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that have been deemed to have no fair value at June 30, 2017, as a result of severity rates being greater than 100%, and a fair value of $1.6 million at December 31, 2016. These loans have an unpaid principal balance of $31.1 million and $29.5 million at June 30, 2017 and December 31, 2016, respectively. Mortgage loans held for sale that are 90 days or more past due are insignificant at June 30, 2017 and at December 31, 2016. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $111.3 million and $104.6 million at June 30, 2017 and December 31, 2016, respectively. In addition, the Company had loans that were in the process of foreclosure of $209.1 million and $418.4 million at June 30, 2017 and December 31, 2016, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheets. Real estate owned, net is included on the consolidated balance sheets within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		June 30, 2017		December 31, 2016
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 85.91%	6.80%	0.00% - 61.61%	7.30%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at the time of foreclosure.
The Company held real estate owned, net in the Reverse Mortgage and Servicing segments and Other non-reportable segment of $98.3 million, $12.3 million and $0.7 million at June 30, 2017, respectively, and $90.7 million, $12.9 million and $1.0 million at December 31, 2016, respectively. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.

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

		June 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net (1)	Level 3	$709,080	$712,776	$665,209	$674,851
Servicer and protective advances, net	Level 3	915,185	864,023	1,195,380	1,147,155

Financial liabilities
Servicing advance liabilities (2)	Level 3	543,391	543,869	781,734	782,570
Corporate debt (3)	Level 2	2,114,857	1,715,781	2,126,176	1,967,518
Mortgage-backed debt carried at amortized cost	Level 3	407,175	417,212	429,931	435,679
__________

(1)	Includes loans subject to repurchase from Ginnie Mae.

(2)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(3)	The carrying amounts of corporate debt are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheets.
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

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Realized gains on sales of loans	$82,683	$79,999	$108,768	$160,079
Change in unrealized gains on loans held for sale	(6,046)	2,548	13,612	12,839
Gains (losses) on interest rate lock commitments	(15,052)	11,395	(19,578)	25,312
Losses on forward sales commitments	(2,858)	(43,384)	(23,406)	(110,337)
Losses on MBS purchase commitments	(14,102)	(2,477)	(2,218)	(13,273)
Capitalized servicing rights	19,006	46,279	51,390	98,537
Provision for repurchases	(2,003)	(3,724)	(3,798)	(8,437)
Interest income	9,222	9,540	20,425	19,933
Other	(305)	—	(294)	—
Net gains on sales of loans	$70,545	$100,176	$144,901	$184,653
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest income on reverse loans	$113,644	$113,631	$226,946	$224,225
Change in fair value of reverse loans	(41,075)	27,744	(111,765)	71,984
Net fair value gains on reverse loans	72,569	141,375	115,181	296,209

Interest expense on HMBS related obligations	(101,290)	(103,368)	(203,726)	(206,622)
Change in fair value of HMBS related obligations	36,593	(30,357)	111,119	(46,729)
Net fair value losses on HMBS related obligations	(64,697)	(133,725)	(92,607)	(253,351)
Net fair value gains on reverse loans and related HMBS obligations	$7,872	$7,650	$22,574	$42,858
6. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	June 30, 2017			December 31, 2016
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$2,215,331	$31,687	$2,175	$3,046,549	$53,394	$4,193
Forward sales commitments	3,083,723	8,835	1,462	3,978,000	29,471	7,609
MBS purchase commitments	699,000	—	2,287	623,500	5,072	2
Total derivative instruments		$40,522	$5,924		$87,937	$11,804
Cash margin		$865	$2,387		$—	$30,941

Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as associated cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $4.9 million and $5.5 million, and liability positions of $1.5 million and $9.0 million, at June 30, 2017 and December 31, 2016, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At June 30, 2017, the Company’s net derivative asset position with that counterparty of $0.5 million was comprised of a net derivative asset position of $0.8 million and $1.6 million of over-collateralized positions, partially offset by a cash margin received of $1.9 million associated with the master repurchase agreement.
The Company also has a master netting arrangement with another of the Company’s counterparties, which also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with the same counterparty. At June 30, 2017, the Company’s net derivative asset position with that counterparty was $0.8 million. Under the master netting arrangement, the Company is able to utilize certain over-collateralized positions and excess cash deposited with the counterparty associated with the master repurchase agreement to reduce potential cash margin posting requirements on derivative transactions. At June 30, 2017, there were $14.6 million of over-collateralized positions and $23.5 million in excess cash deposited with the counterparty related to the master repurchase agreement. The master netting agreement does not obligate the counterparty to transfer cash margin to the Company related to the master repurchase agreement over-collateralization and excess cash positions.
Over collateralized positions on master repurchase agreements are not reflected as margin in the table above. Refer to Note 5 for a summary of the gains and losses on freestanding derivative instruments.
7. Servicing of Residential Loans

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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	June 30, 2017		December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners
Capitalized servicing rights	960,478	$105,904,354	1,032,676	$112,936,287
Capitalized subservicing (1)	116,000	6,350,359	130,018	7,426,803
Subservicing (2)	771,501	109,068,633	804,461	113,392,035
Total third-party servicing portfolio	1,847,979	221,323,346	1,967,155	233,755,125
On-balance sheet residential loans and real estate owned	93,009	12,312,096	97,388	12,690,018
Total servicing portfolio	1,940,988	$233,635,442	2,064,543	$246,445,143
__________

(1)	Consists of subservicing contracts acquired through business combinations whereby the aggregate benefits from the contract are greater than adequate compensation for performing the servicing.

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

Net Servicing Revenue and Fees
The Company earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Servicing fees (1) (2)	$129,154	$177,082	$262,547	$354,836
Incentive and performance fees (1)	16,795	18,011	31,949	37,783
Ancillary and other fees (1) (3)	22,012	25,058	45,255	49,667
Servicing revenue and fees	167,961	220,151	339,751	442,286
Amortization of servicing rights (4) (5)	(9,926)	(2,625)	(14,951)	(7,236)
Change in fair value of servicing rights	(66,714)	(187,493)	(120,230)	(514,073)
Change in fair value of servicing rights related liabilities (2) (6)	—	1,903	(62)	5,197
Net servicing revenue and fees	$91,321	$31,936	$204,508	$(73,826)
__________

(1)
Includes subservicing fees and incentive, performance, ancillary and other fees related to servicing assets held by WCO of $1.2 million and $0.1 million, respectively, for the three months ended June 30, 2016 and $2.1 million and $0.3 million, respectively, for the six months ended June 30, 2016.

(2)	Includes a pass-through of $1.8 million and $3.0 million relating to servicing rights sold to WCO for the three and six months ended June 30, 2016, respectively.

(3)
Includes late fees of $14.9 million and $17.9 million for the three months ended June 30, 2017 and 2016, respectively, and $30.5 million and $33.7 million for the six months ended June 30, 2017 and 2016, respectively.

(4)
Includes amortization of a servicing liability of $1.3 million and $3.1 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively.

(5)	Includes impairment of servicing rights and a servicing liability of $8.0 million and $11.1 million for the three and six months ended June 30, 2017, respectively.

(6)
Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $3.1 million and $7.0 million for the three and six months ended June 30, 2016, respectively.

Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$74,621	$5,505	$99,302	$7,258
Sales	—	—	(103)	—
Amortization of servicing rights (1)	(5,162)	(782)	(10,626)	(906)
Impairment of servicing rights (2)	(9,042)	—	—	—
Balance at end of the period	$60,417	$4,723	$88,573	$6,352
__________

(1)
Includes amortization of servicing rights for the mortgage loan class and the reverse loan class of $2.9 million and $0.4 million, respectively, for the three months ended June 30, 2017 and $5.2 million and $0.4 million, respectively, for the three months ended June 30, 2016.

(2)	Includes impairment of servicing rights related to the mortgage loan class of $7.7 million for the three months ended June 30, 2017.

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. The fair value of servicing rights for the mortgage loan class and the reverse loan class was $62.0 million and $5.7 million, respectively at June 30, 2017, and $79.9 million and $7.3 million, respectively, at December 31, 2016. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	June 30, 2017		December 31, 2016
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	4.4	2.8	5.1	2.6
Weighted-average discount rate	13.00%	15.00%	13.00%	15.00%
Conditional prepayment rate (2)	6.95%	N/A	6.51%	N/A
Conditional default rate (2)	2.40%	N/A	2.33%	N/A
Conditional repayment rate (3)	N/A	32.28%	N/A	32.28%
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
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of the period	$930,333	$1,427,331	$949,593	$1,682,016
Purchases	73	2,202	519	21,839
Servicing rights capitalized upon sales of loans	19,392	46,279	53,296	98,537
Sales	(12,326)	(28,235)	(12,420)	(28,235)
Other	—	(4,733)	—	(4,733)
Change in fair value due to:
Changes in valuation inputs or other assumptions (1)	(34,751)	(127,713)	(52,281)	(386,173)
Other changes in fair value (2)	(31,963)	(59,780)	(67,949)	(127,900)
Total change in fair value	(66,714)	(187,493)	(120,230)	(514,073)
Balance at end of the period (3)	$870,758	$1,255,351	$870,758	$1,255,351
__________

(1)	Represents the change in fair value typically resulting from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)	Includes servicing rights that were sold to WCO and accounted for as a financing transaction of $35.6 million at June 30, 2016.

The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are described in Note 5. Should the actual performance and timing differ materially from the Company's projected assumptions, the estimate of fair value of the servicing rights could be materially different.
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	June 30, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	11.97%	$(38,285)	$(73,495)	11.56%	$(41,926)	$(80,512)
Weighted-average conditional prepayment rate	9.82%	(34,899)	(69,918)	9.09%	(30,513)	(59,083)
Weighted-average conditional default rate	0.85%	(27,968)	(57,189)	0.88%	(28,370)	(57,854)
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average life in years	6.2	6.2	6.4	6.2
Weighted-average discount rate	14.62%	12.20%	14.02%	12.72%
Weighted-average conditional prepayment rate	9.79%	9.11%	8.72%	9.41%
Weighted-average conditional default rate	0.53%	0.46%	0.44%	0.38%

8. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Loans subject to repurchase from Ginnie Mae (1)	$248,596	$184,289
Accounts payable and accrued liabilities	129,291	155,556
Curtailment liability	120,043	121,305
Employee-related liabilities	51,741	91,063
Originations liability	44,020	62,969
Servicing rights and related advance purchases payable	15,341	18,187
Accrued interest payable	9,625	9,414
Uncertain tax positions (2)	7,015	9,414
Derivative instruments	5,924	11,804
Payables to insurance carriers	3,355	5,452
Margin payable on derivative instruments	2,387	30,941
Other	64,052	58,617
Total payables and accrued liabilities	$701,390	$759,011
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
In addition, during 2016, the Company initiated actions in connection with its continued efforts to enhance efficiencies and streamline processes, which included various organizational changes to the scale and proficiency of the Company's leadership team and support functions. Further, effective January 2017, the Company exited the reverse mortgage originations business, while maintaining its reverse mortgage servicing operations. These actions resulted in costs relating to the termination of certain employees and closing of offices. These actions are collectively referred to as the 2016 Actions herein.
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
Over the next few years, the Company intends to consolidate its operations into three “core” Ditech sites - Fort Washington, PA; Jacksonville, FL; and Tempe, AZ; and one “core” RMS site - Houston, TX. The Irving, TX location is expected to be closed by the end of 2017 and our remaining sites are undergoing strategic review and plans for them are expected to be finalized by early 2018. These strategic reviews could result in additional site closings or other outcomes. The costs associated with such actions will be included in the exit liability as such time that each action is approved by management.

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
The following table presents the current period activity in the accrued exit liability resulting from each of the 2015 Actions, 2016 Actions and 2017 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	For the Six Months Ended June 30, 2017
	2015 Actions	2016 Actions	2017 Actions	Total
Balance at January 1, 2017	$988	$11,878	$—	$12,866
Charges
Severance and related costs (1)	(57)	118	6,990	7,051
Office closures and other costs	29	50	839	918
Total charges	(28)	168	7,829	7,969
Cash payments or other settlements
Severance and related costs	(163)	(10,609)	(1,108)	(11,880)
Office closures and other costs	(328)	(289)	(128)	(745)
Total cash payments or other settlements	(491)	(10,898)	(1,236)	(12,625)
Balance at June 30, 2017	$469	$1,148	$6,593	$8,210

Cumulative charges incurred
Severance and related costs	7,181	19,886	6,990	34,057
Office closures and other costs	6,564	3,828	839	11,231
Total cumulative charges incurred	$13,745	$23,714	$7,829	$45,288

Total expected costs to be incurred (2)	$13,745	$23,738	$11,490	$48,973
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)
Total expected costs for the 2017 Actions are based on actions as set forth in the 2017 operating plan. These expected costs could change based on additional actions as determined by management throughout the year.

The following table presents the current period activity for each of the 2015 Actions, 2016 Actions, and 2017 Actions described above by reportable segment (in thousands):

	For the Six Months Ended June 30, 2017
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Balance at January 1, 2017
2015 Actions	$453	$260	$275	$—	$988
2016 Actions	4,323	1,023	2,222	4,310	11,878
2017 Actions	—	—	—	—	—
Total balance at January 1, 2017	4,776	1,283	2,497	4,310	12,866
Charges
2015 Actions (1)	(57)	21	8	—	(28)
2016 Actions (1)	82	(126)	94	118	168
2017 Actions	5,659	980	1,190	—	7,829
Total charges	5,684	875	1,292	118	7,969
Cash payments or other settlements
2015 Actions	(133)	(185)	(173)	—	(491)
2016 Actions	(3,875)	(876)	(1,899)	(4,248)	(10,898)
2017 Actions	(618)	(457)	(161)	—	(1,236)
Total cash payments or other settlements	(4,626)	(1,518)	(2,233)	(4,248)	(12,625)
Balance at June 30, 2017
2015 Actions	263	96	110	—	469
2016 Actions	530	21	417	180	1,148
2017 Actions	5,041	523	1,029	—	6,593
Total balance at June 30, 2017	$5,834	$640	$1,556	$180	$8,210

Total cumulative charges incurred
2015 Actions	$6,424	$4,611	$1,859	$851	$13,745
2016 Actions	11,684	1,010	5,320	5,700	23,714
2017 Actions	5,659	980	1,190	—	7,829
Total cumulative charges incurred	$23,767	$6,601	$8,369	$6,551	$45,288

Total expected costs to be incurred
2015 Actions	$6,424	$4,611	$1,859	$851	$13,745
2016 Actions	11,684	1,010	5,344	5,700	23,738
2017 Actions (2)	9,201	980	1,248	61	11,490
Total expected costs to be incurred	$27,309	$6,601	$8,451	$6,612	$48,973
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)
Total expected costs for the 2017 Actions are based on actions as set forth in the 2017 operating plan. These expected costs could change based on additional actions as determined by management throughout the year.

9. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.4 billion at June 30, 2017 and are secured by certain residential loans and real estate owned. At June 30, 2017, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 3.13%, and have various expiration dates through May 2018. At June 30, 2017, $0.9 billion of the outstanding borrowings were secured by $1.0 billion in originated and purchased residential loans and $440.9 million of outstanding borrowings were secured by $522.5 million in repurchased HECMs and real estate owned.
In August 2017, one of the facilities used to repurchase HECMs and real estate owned from Ginnie Mae securitization pools was amended to increase the aggregate and committed capacity by an additional $100.0 million.
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
All of the Company’s master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants most sensitive to the Company’s operating results and financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. The Company received waivers and/or amendments required as a result of the restatement of its consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 and for conclusions reached regarding the Company's ability to continue as a going concern. Ditech Financial's master repurchase agreements that contain profitability covenants were also amended to the extent necessary to allow for a net loss under such covenants for the quarters ending September 30, 2017 and December 31, 2017 as applicable to the terms of each respective agreement. As a result of receiving these waivers, the Company was in compliance with all financial covenants relating to master repurchase agreements at June 30, 2017.
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
10. Common Stock and Loss Per Share
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
Loss Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations shown on the consolidated statements of comprehensive loss (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted loss per share
Net loss available to common stockholders (numerator)	$(94,309)	$(489,963)	$(89,801)	$(662,665)
Weighted-average common shares outstanding (denominator)	36,536	35,811	36,475	35,679
Basic and diluted loss per common and common equivalent share	$(2.58)	$(13.68)	$(2.46)	$(18.57)
For periods in which there is income, certain securities would be antidilutive to the diluted earnings per share calculation. The following table summarizes antidilutive securities that would be excluded from the computation of dilutive earnings per share (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Outstanding share-based compensation awards
Stock options (1)	3,567	3,018	3,567	2,942
Performance shares (2)	—	—	—	—
Restricted stock units	337	461	170	461
Assumed conversion of Convertible Notes	4,932	4,932	4,932	4,932
__________

(1)	Includes out-of-the-money stock options totaling 3.6 million and 3.1 million at June 30, 2017 and 2016, respectively.

(2)	Performance shares represent the number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
The Convertible Notes are antidilutive when calculating earnings per share when the Company's average stock price is less than $58.80. Upon conversion of the Convertible Notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.

11. Segment Reporting
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

•	Originations — originates and purchases mortgage loans that are intended for sales to third parties.

•
Reverse Mortgage — primarily focuses on the servicing of reverse loans for the Company's own reverse mortgage portfolio and subservicing on behalf of third-party credit owners of reverse loans. The Reverse Mortgage segment also provides complementary services for the reverse mortgage market, such as real estate owned property management and disposition, for a fee. Effective January 2017, the Company exited the reverse mortgage originations business. As of June 30, 2017, the Company did not have any reverse loans remaining in its originations pipeline and is in the process of finalizing the shutdown of the reverse mortgage originations business. The Company will continue to fund undrawn tails available to borrowers.

The following tables present select financial information for the reportable segments (in thousands). The Company has presented the revenue and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses that have not been allocated to the business segments, in Other. Intersegment revenues and expenses have been eliminated.

	For the Three Months Ended June 30, 2017
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$117,426	$80,520	$15,409	$200	$(4,768)	$208,787
Income (loss) before income taxes	(43,986)	20,007	(16,500)	(52,136)	—	(92,615)

	For the Three Months Ended June 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$72,813	$110,209	$16,137	$45	$(11,731)	$187,473
Income (loss) before income taxes	(356,026)	45,615	(26,944)	(42,229)	—	(379,584)
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Other non-reportable segment of $2.4 million and $3.1 million for the three months ended June 30, 2017 and 2016, respectively. Included in these amounts are late fees that were waived as an incentive for borrowers refinancing their loans of $0.6 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, which reduced net gains on sales of loans recognized by the Originations segment.

(2)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $3.0 million and $9.5 million for the three months ended June 30, 2017 and 2016, respectively.

(3)
The Originations segment recorded intercompany revenues for fees earned supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights of less than $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively.

	For the Six Months Ended June 30, 2017
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$265,206	$161,328	$37,902	$710	$(11,074)	$454,072
Income (loss) before income taxes	(10,819)	30,842	(21,799)	(86,453)	—	(88,229)

	For the Six Months Ended June 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$9,558	$210,486	$60,232	$75	$(26,107)	$254,244
Income (loss) before income taxes	(612,347)	62,016	(21,917)	(86,227)	—	(658,475)
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Other non-reportable segment of $5.3 million and $6.2 million for the six months ended June 30, 2017 and 2016, respectively. Included in these amounts are late fees that were waived as an incentive for borrowers refinancing their loans of $1.6 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively, which reduced net gains on sales of loans recognized by the Originations segment.

(2)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $7.4 million and $21.0 million for the six months ended June 30, 2017 and 2016, respectively.

(3)
The Originations segment recorded intercompany revenues for fees earned supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights of less than $0.1 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.

12. Commitments and Contingencies
Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in the original eleven securitization trusts, the Company has an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, issued to the eleven trusts by a third party as credit enhancements to these trusts. The total amount available on nine securitization trusts with LOCs remaining was $250.0 million at June 30, 2017. The securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitizations, the Company does not expect that the final $165.0 million will be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets; however, actual performance may differ from this estimate in the future.
Mandatory Clean-Up Call Obligation
The Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company is required to call these securitizations when the principal amount of each loan pool falls to 10% or below of the original principal amount. The Company began to make such calls in the second quarter of 2017 and will continue through 2019. The Company made a payment for the mandatory clean-up call obligations of $9.8 million during the three months ended June 30, 2017, which is included in payments on mortgage-backed debt on the consolidated statement of cash flows. The total outstanding balance of the residential loans expected to be called at the respective call dates is $407.2 million at June 30, 2017. The Company estimates remaining call obligations of $90.8 million, $253.3 million and $63.1 million during the years ending December 31, 2017, 2018 and 2019, respectively. Remaining call obligations in 2017 are estimated to be $18.8 million and $72.0 million in the third and fourth quarters, respectively. The Company expects to use available cash to settle the $18.8 million call obligation during the third quarter of 2017 and is reviewing a number of potential alternatives to resolve its obligation with respect to the remaining mandatory clean-up calls. At this time, the Company cannot provide any assurances as to whether any of these potential alternatives may be implemented.

Unfunded Commitments
Reverse Mortgage Loans
At June 30, 2017, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.2 billion and similar commitments on fixed-rate reverse loans of $0.3 million primarily in the form of undrawn lines-of-credit. The borrowing capacity includes $1.0 billion in capacity that was available to be drawn by borrowers at June 30, 2017 and $161.8 million in capacity that will become eligible to be drawn by borrowers through the twelve months ending July 1, 2018, assuming the loans remain performing. In addition, the Company has other commitments of $28.3 million to fund taxes and insurance on borrowers’ properties to the extent of amounts that were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the loan remains performing.
Mortgage Loans
The Company has short-term commitments to lend $2.2 billion and commitments to purchase loans totaling $34.4 million at June 30, 2017. In addition, the Company had commitments to sell $3.1 billion and purchase $0.7 billion in mortgage-backed securities at June 30, 2017.
HMBS Issuer Obligations
As an HMBS issuer, the Company assumes certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within a short timeframe of repurchase. HUD reimburses the Company for the outstanding principal balance on the loan up to the maximum claim amount. The Company bears the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Recent regulatory changes introduced by HUD increased the requirements for completing an assignment to HUD. These new requirements may increase the time interval between when a loan is repurchased and when the assignment claim is filed with HUD, and inability to meet such requirements could preclude assignment. During this period, accruals for interest, HUD-required mortgage insurance payments, and borrower draws may cause the unpaid balance on the loan to increase and ultimately exceed the maximum claim amount. Nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned.
The Company currently relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these Ginnie Mae loans. Given continued growth in the number and amount of reverse loan repurchases, the Company may seek additional, or expansion of existing, master repurchase or similar agreements and/or may seek to access the securitization market to provide financing capacity for future required loan repurchases. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. During the six months ended June 30, 2017 and 2016, the Company repurchased $510.0 million and $259.5 million, respectively, in reverse loans and real estate owned from securitization pools. At June 30, 2017, the Company had repurchased reverse loans and real estate owned totaling $625.1 million, with a fair value of $599.3 million, and unfunded commitments to repurchase reverse loans and real estate owned of $110.0 million. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods and are expected to continue to increase due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount.
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

The Company's representations and warranties are generally not subject to stated limits of exposure, with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At June 30, 2017, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $67.4 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through June 30, 2017, adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company’s estimate of the liability associated with representations and warranties exposure was $19.3 million at June 30, 2017 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheets.
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
Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $100.3 million at June 30, 2017 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. During the six months ended June 30, 2017, the Company recorded a provision, net of expected third-party recoveries, related to the curtailment obligation liability of $1.2 million. The Company has potential estimated maximum financial statement exposure for an additional $150.6 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).
Mortgage Loans
The Company had a curtailment obligation liability of $19.8 million at June 30, 2017 related to sales of servicing rights, advance curtailment exposure and mortgage loan servicing that it primarily assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
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
At June 30, 2017, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $36 million. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $14 million at June 30, 2017. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
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
13. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the Senior Notes Indenture, certain existing and future 100% owned domestic subsidiaries of the Parent Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Parent Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Parent Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Parent Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
June 30, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$1,012	$400,362	$77,000	$—	$478,374
Restricted cash and cash equivalents	1,502	139,485	31,690	—	172,677
Residential loans at amortized cost, net	12,146	254,368	442,566	—	709,080
Residential loans at fair value	—	11,499,863	406,006	—	11,905,869
Receivables, net	17,180	125,949	12,121	—	155,250
Servicer and protective advances, net	—	440,864	455,100	19,221	915,185
Servicing rights, net	—	935,898	—	—	935,898
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	9,718	—	—	9,718
Premises and equipment, net	979	65,183	—	—	66,162
Deferred tax assets, net	856	—	—	(856)	—
Other assets	27,540	148,652	23,362	—	199,554
Due from affiliates, net	363,630	—	—	(363,630)	—
Investments in consolidated subsidiaries and VIEs	1,614,885	68,052	—	(1,682,937)	—
Total assets	$2,039,730	$14,136,141	$1,447,845	$(2,028,202)	$15,595,514

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$35,751	$668,206	$4,994	$(7,561)	$701,390
Servicer payables	—	143,785	—	—	143,785
Servicing advance liabilities	—	119,579	424,555	—	544,134
Warehouse borrowings	—	1,332,126	—	—	1,332,126
Servicing rights related liabilities at fair value	—	1,314	—	—	1,314
Corporate debt	2,116,960	—	—	—	2,116,960
Mortgage-backed debt	—	—	877,775	—	877,775
HMBS related obligations at fair value	—	9,986,409	—	—	9,986,409
Deferred tax liabilities, net	—	5,458	—	(856)	4,602
Obligation to fund Non-Guarantor VIEs	—	51,394	—	(51,394)	—
Due to affiliates, net	—	358,997	4,633	(363,630)	—
Total liabilities	2,152,711	12,667,268	1,311,957	(423,441)	15,708,495

Stockholders' equity (deficit):
Total stockholders' equity (deficit)	(112,981)	1,468,873	135,888	(1,604,761)	(112,981)
Total liabilities and stockholders' equity (deficit)	$2,039,730	$14,136,141	$1,447,845	$(2,028,202)	$15,595,514

Condensed Consolidating Balance Sheet
December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$773	$221,825	$2,000	$—	$224,598
Restricted cash and cash equivalents	1,502	158,204	44,757	—	204,463
Residential loans at amortized cost, net	12,891	189,441	462,877	—	665,209
Residential loans at fair value	—	11,924,043	492,499	—	12,416,542
Receivables, net	97,424	154,852	15,686	—	267,962
Servicer and protective advances, net	—	481,099	688,961	25,320	1,195,380
Servicing rights, net	—	1,029,719	—	—	1,029,719
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	11,347	—	—	11,347
Premises and equipment, net	1,181	81,447	—	—	82,628
Assets held for sale	—	65,045	6,040	—	71,085
Other assets	30,789	191,671	19,830	—	242,290
Due from affiliates, net	392,998	—	—	(392,998)	—
Investments in consolidated subsidiaries and VIEs	1,620,339	134,612	—	(1,754,951)	—
Total assets	$2,157,897	$14,691,052	$1,732,650	$(2,122,629)	$16,458,970

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$53,337	$708,070	$5,474	$(7,870)	$759,011
Servicer payables	—	146,332	—	—	146,332
Servicing advance liabilities	—	132,664	650,565	—	783,229
Warehouse borrowings	—	1,203,355	—	—	1,203,355
Servicing rights related liabilities at fair value	—	1,902	—	—	1,902
Corporate debt	2,129,000	—	—	—	2,129,000
Mortgage-backed debt	—	—	943,956	—	943,956
HMBS related obligations at fair value	—	10,509,449	—	—	10,509,449
Deferred tax liabilities, net	—	3,204	1,570	—	4,774
Liabilities held for sale	—	1,179	1,223	—	2,402
Obligation to fund Non-Guarantor VIEs	—	46,417	—	(46,417)	—
Due to affiliates, net	—	392,812	185	(392,997)	—
Total liabilities	2,182,337	13,145,384	1,602,973	(447,284)	16,483,410

Stockholders' equity (deficit):
Total stockholders' equity (deficit)	(24,440)	1,545,668	129,677	(1,675,345)	(24,440)
Total liabilities and stockholders' equity (deficit)	$2,157,897	$14,691,052	$1,732,650	$(2,122,629)	$16,458,970

Condensed Consolidating Statement of Comprehensive Loss
For the Three Months Ended June 30, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$93,323	$—	$(2,002)	$91,321
Net gains on sales of loans	—	70,545	—	—	70,545
Net fair value gains on reverse loans and related HMBS obligations	—	7,872	—	—	7,872
Interest income on loans	235	344	9,910	—	10,489
Insurance revenue	—	2,650	—	—	2,650
Other revenues	27	25,869	14,682	(14,668)	25,910
Total revenues	262	200,603	24,592	(16,670)	208,787

EXPENSES
General and administrative	13,660	116,254	2,712	(15,082)	117,544
Salaries and benefits	10,319	90,752	—	—	101,071
Interest expense	35,137	14,175	11,587	(15)	60,884
Depreciation and amortization	182	9,860	—	—	10,042
Corporate allocations	(16,890)	16,890	—	—	—
Other expenses, net	62	2,091	901	—	3,054
Total expenses	42,470	250,022	15,200	(15,097)	292,595

OTHER GAINS (LOSSES)
Gain on sale of business	—	7	—	—	7
Other net fair value gains (losses)	—	141	(8,246)	—	(8,105)
Loss on extinguishment	—	(266)	(443)	—	(709)
Total other losses	—	(118)	(8,689)	—	(8,807)

Income (loss) before income taxes	(42,208)	(49,537)	703	(1,573)	(92,615)
Income tax expense (benefit)	(11,051)	10,629	2,196	(80)	1,694
Income (loss) before equity in losses of consolidated subsidiaries and VIEs	(31,157)	(60,166)	(1,493)	(1,493)	(94,309)
Equity in losses of consolidated subsidiaries and VIEs	(63,152)	(3,469)	—	66,621	—
Net loss	$(94,309)	$(63,635)	$(1,493)	$65,128	$(94,309)

Comprehensive loss	$(94,314)	$(63,635)	$(1,493)	$65,128	$(94,314)

Condensed Consolidating Statement of Comprehensive Loss
For the Three Months Ended June 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$34,179	$—	$(2,243)	$31,936
Net gains on sales of loans	—	100,176	—	—	100,176
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	7,876	(226)	—	7,650
Interest income on loans	295	98	11,456	—	11,849
Insurance revenue	—	10,433	1,032	(188)	11,277
Other revenues, net	(402)	25,728	16,469	(17,210)	24,585
Total revenues	(107)	178,490	28,731	(19,641)	187,473

EXPENSES
General and administrative	11,348	137,748	3,261	(16,581)	135,776
Salaries and benefits	18,583	115,098	—	—	133,681
Interest expense	35,920	12,136	17,119	(775)	64,400
Depreciation and amortization	175	14,191	174	—	14,540
Goodwill impairment	—	215,412	—	—	215,412
Corporate allocations	(29,255)	29,255	—	—	—
Other expenses, net	146	725	1,026	—	1,897
Total expenses	36,917	524,565	21,580	(17,356)	565,706

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	154	(973)	—	(819)
Other	—	(532)	—	—	(532)
Total other losses	—	(378)	(973)	—	(1,351)

Income (loss) before income taxes	(37,024)	(346,453)	6,178	(2,285)	(379,584)
Income tax expense (benefit)	(15,276)	122,851	3,149	(345)	110,379
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(21,748)	(469,304)	3,029	(1,940)	(489,963)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(468,215)	305	—	467,910	—
Net income (loss)	$(489,963)	$(468,999)	$3,029	$465,970	$(489,963)

Comprehensive income (loss)	$(489,947)	$(468,999)	$3,029	$465,970	$(489,947)

Condensed Consolidating Statement of Comprehensive Loss
For the Six Months Ended June 30, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$208,588	$—	$(4,080)	$204,508
Net gains on sales of loans	—	144,901	—	—	144,901
Net fair value gains on reverse loans and related HMBS obligations	—	22,532	42	—	22,574
Interest income on loans	474	624	20,371	—	21,469
Insurance revenue	—	7,338	309	(57)	7,590
Other revenues	171	52,832	31,711	(31,684)	53,030
Total revenues	645	436,815	52,433	(35,821)	454,072

EXPENSES
General and administrative	29,366	243,848	5,340	(29,383)	249,171
Salaries and benefits	21,821	187,207	—	—	209,028
Interest expense	70,223	27,253	23,848	(30)	121,294
Depreciation and amortization	362	20,559	53	—	20,974
Corporate allocations	(41,001)	41,001	—	—	—
Other expenses, net	203	3,230	2,404	—	5,837
Total expenses	80,974	523,098	31,645	(29,413)	606,304

OTHER GAINS (LOSSES)
Gain on sale of business	—	67,734	—	—	67,734
Other net fair value losses	—	(1,206)	(1,816)	—	(3,022)
Loss on extinguishment	—	(266)	(443)	—	(709)
Total other gains (losses)	—	66,262	(2,259)	—	64,003

Income (loss) before income taxes	(80,329)	(20,021)	18,529	(6,408)	(88,229)
Income tax expense (benefit)	(34,582)	33,327	3,162	(335)	1,572
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(45,747)	(53,348)	15,367	(6,073)	(89,801)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(44,054)	11,357	—	32,697	—
Net income (loss)	$(89,801)	$(41,991)	$15,367	$26,624	$(89,801)

Comprehensive income (loss)	$(89,823)	$(41,991)	$15,367	$26,624	$(89,823)

Condensed Consolidating Statement of Comprehensive Loss
For the Six Months Ended June 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$(69,296)	$—	$(4,530)	$(73,826)
Net gains on sales of loans	—	184,653	—	—	184,653
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	43,084	(226)	—	42,858
Interest income on loans	612	202	23,206	—	24,020
Insurance revenue	—	19,928	2,100	(384)	21,644
Other revenues, net	(808)	57,242	32,085	(33,624)	54,895
Total revenues	(196)	235,813	57,165	(38,538)	254,244

EXPENSES
General and administrative	22,589	271,565	6,396	(35,168)	265,382
Salaries and benefits	31,093	235,227	—	—	266,320
Interest expense	71,816	23,709	34,735	(1,612)	128,648
Depreciation and amortization	364	28,246	353	—	28,963
Goodwill impairment	—	215,412	—	—	215,412
Corporate allocations	(51,123)	51,123	—	—	—
Other expenses, net	417	1,964	2,022	—	4,403
Total expenses	75,156	827,246	43,506	(36,780)	909,128

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	370	(3,333)	—	(2,963)
Gain on extinguishment	928	—	—	—	928
Other	—	(1,556)	—	—	(1,556)
Total other gains (losses)	928	(1,186)	(3,333)	—	(3,591)

Income (loss) before income taxes	(74,424)	(592,619)	10,326	(1,758)	(658,475)
Income tax expense (benefit)	(12,742)	12,979	4,097	(144)	4,190
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(61,682)	(605,598)	6,229	(1,614)	(662,665)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(600,983)	678	—	600,305	—
Net income (loss)	$(662,665)	$(604,920)	$6,229	$598,691	$(662,665)

Comprehensive income (loss)	$(662,624)	$(604,920)	$6,229	$598,691	$(662,624)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by operating activities	$12,930	$133,943	$266,395	$—	$413,268

Investing activities
Purchases and originations of reverse loans held for investment	—	(216,948)	—	—	(216,948)
Principal payments received on reverse loans held for investment	—	558,003	—	—	558,003
Principal payments received on mortgage loans held for investment	738	—	46,940	—	47,678
Payments received on charged-off loans held for investment	—	9,205	—	—	9,205
Payments received on receivables related to Non-Residual Trusts	—	—	6,294	—	6,294
Proceeds from sales of real estate owned, net	34	70,619	1,928	—	72,581
Purchases of premises and equipment	(159)	(2,153)	—	—	(2,312)
Decrease in restricted cash and cash equivalents	—	530	459	—	989
Payments for acquisitions of businesses, net of cash acquired	—	(1,019)	—	—	(1,019)
Acquisitions of servicing rights, net	—	(152)	—	—	(152)
Proceeds from sale of servicing rights, net	—	38,817	—	—	38,817
Proceeds from sale of business	—	131,074	—	—	131,074
Capital contributions to subsidiaries and VIEs	(98,803)	(3,718)	—	102,521	—
Returns of capital from subsidiaries and VIEs	145,667	46,395	—	(192,062)	—
Change in due from affiliates	32,529	77,767	8,502	(118,798)	—
Other	11,500	(2,059)	—	—	9,441
Cash flows provided by investing activities	91,506	706,361	64,123	(208,339)	653,651

Financing activities
Payments on corporate debt	(21,285)	—	—	—	(21,285)
Proceeds from securitizations of reverse loans	—	278,011	—	—	278,011
Payments on HMBS related obligations	—	(890,737)	—	—	(890,737)
Issuances of servicing advance liabilities	—	85,779	594,030	—	679,809
Payments on servicing advance liabilities	—	(98,865)	(821,068)	—	(919,933)
Net change in warehouse borrowings related to mortgage loans	—	(175,701)	—	—	(175,701)
Net change in warehouse borrowings related to reverse loans	—	304,472	—	—	304,472
Payments on servicing rights related liabilities	—	(1,709)	—	—	(1,709)
Payments on mortgage-backed debt	—	—	(66,422)	—	(66,422)
Other debt issuance costs paid	—	(1,926)	(134)	—	(2,060)
Capital contributions	—	23,804	78,717	(102,521)	—
Capital distributions	—	(144,341)	(47,721)	192,062	—
Change in due to affiliates	(82,848)	(40,883)	4,933	118,798	—
Other	(64)	329	2,147	—	2,412
Cash flows used in financing activities	(104,197)	(661,767)	(255,518)	208,339	(813,143)

Net increase in cash and cash equivalents	239	178,537	75,000	—	253,776
Cash and cash equivalents at the beginning of the period	773	221,825	2,000	—	224,598
Cash and cash equivalents at the end of the period	$1,012	$400,362	$77,000	$—	$478,374

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(88,861)	$166,164	$232,742	$—	$310,045

Investing activities
Purchases and originations of reverse loans held for investment	—	(384,816)	—	—	(384,816)
Principal payments received on reverse loans held for investment	—	473,617	—	—	473,617
Principal payments received on mortgage loans held for investment	654	—	44,584	—	45,238
Payments received on charged-off loans held for investment	—	12,542	—	—	12,542
Payments received on receivables related to Non-Residual Trusts	—	—	4,011	—	4,011
Proceeds from sales of real estate owned, net	4	50,091	1,829	—	51,924
Purchases of premises and equipment	(411)	(22,227)	—	—	(22,638)
Decrease in restricted cash and cash equivalents	9,011	1,260	57	—	10,328
Payments for acquisitions of businesses, net of cash acquired	—	(1,947)	—	—	(1,947)
Acquisitions of servicing rights, net	—	(8,410)	—	—	(8,410)
Proceeds from sales of servicing rights	—	19,920	—	—	19,920
Capital contributions to subsidiaries and VIEs	—	(4,122)	—	4,122	—
Returns of capital from subsidiaries and VIEs	9,410	6,693	—	(16,103)	—
Change in due from affiliates	71,923	43,029	(6,960)	(107,992)	—
Other	162	(2,336)	—	—	(2,174)
Cash flows provided by investing activities	90,753	183,294	43,521	(119,973)	197,595

Financing activities
Payments on corporate debt	—	(345)	—	—	(345)
Extinguishments and settlement of debt	(6,327)	—	—	—	(6,327)
Proceeds from securitizations of reverse loans	—	410,107	—	—	410,107
Payments on HMBS related obligations	—	(590,678)	—	—	(590,678)
Issuances of servicing advance liabilities	—	128,450	687,350	—	815,800
Payments on servicing advance liabilities	—	(182,557)	(861,415)	—	(1,043,972)
Net change in warehouse borrowings related to mortgage loans	—	(59,801)	—	—	(59,801)
Net change in warehouse borrowings related to reverse loans	—	115,515	—	—	115,515
Proceeds from financing of servicing rights	—	29,738	—	—	29,738
Payments on servicing rights related liabilities	—	(9,639)	—	—	(9,639)
Payments on mortgage-backed debt	—	—	(52,017)	—	(52,017)
Other debt issuance costs paid	—	(5,870)	(42)	—	(5,912)
Capital contributions	—	—	4,122	(4,122)	—
Capital distributions	—	(5,840)	(10,263)	16,103	—
Change in due to affiliates	1,442	(64,531)	(44,903)	107,992	—
Other	(703)	(246)	905	—	(44)
Cash flows used in financing activities	(5,588)	(235,697)	(276,263)	119,973	(397,575)

Net increase (decrease) in cash and cash equivalents	(3,696)	113,761	—	—	110,065
Cash and cash equivalents at the beginning of the period	4,016	196,812	2,000	—	202,828
Cash and cash equivalents at the end of the period	$320	$310,573	$2,000	$—	$312,893

14. Related-Party Transactions
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
The Company's investment in WCO was $8.0 million and $19.4 million at June 30, 2017 and December 31, 2016, respectively. The Company recorded income (losses) relating to its investment in WCO of less than $(0.1) million and $(0.5) million for the three months ended June 30, 2017 and 2016, respectively, and less than $0.1 million and $(1.0) million for the six months ended June 30, 2017 and 2016, respectively. Additionally, the Company received dividends of $11.5 million and $1.0 million from WCO during the six months ended June 30, 2017 and 2016, respectively.
The Company’s subsidiary, GTIM, earned fees for providing investment advisory and management services to WCO and administering its business activities and day-to-day operations of less than $0.1 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively, which are recorded in other revenues on the consolidated statements of comprehensive loss. The Company had $0.1 million and $0.9 million included in receivables, net on the consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively, relating to fees earned for the aforementioned investment advisory and management services provided to WCO, as well as pass-throughs to WCO related to general and administrative and payroll-related expenses.
WCO lacks sufficient equity at risk to finance its activities without subordinated financial support, and, as such, is a VIE. WCO’s board of directors have decision making authority as it relates to the activities that most significantly impact the economic performance of WCO, including making decisions related to significant investments, servicing, capital and debt financing. As a result, the Company is not deemed to be the primary beneficiary of WCO as it does not have the power to direct the activities that most significantly impact WCO’s economic performance.
The following table presents the carrying amounts of the Company’s assets and liabilities that relate to WCO, as well as the size of the unconsolidated VIE (in thousands):

	Carrying Value of Assets and Liabilities Recorded on the Consolidated Balance Sheets
	Servicer and Protective Advances, Net	Receivables, Net	Other Assets (1)	Payables and Accrued Liabilities	Net Assets	Size of VIE (2)
June 30, 2017	$5,275	$107	$7,953	$—	$13,335	$24,871
December 31, 2016	6,980	1,392	19,403	(1,353)	26,422	194,556
__________

(1)	Other assets at June 30, 2017 and December 31, 2016 are primarily comprised of the Company's investment in WCO.

(2)	The size of the VIE is deemed to be WCO's net assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms "Walter Investment", the "Company", "we", "us", and "our" as used throughout this report refer to Walter Investment Management Corp. and its consolidated subsidiaries. The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the SEC on August 9, 2017 and with the information under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in that Annual Report on Form 10-K/A. Historical results and trends discussed herein and therein may not be indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying Consolidated Financial Statements and related footnotes, reflect management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors. We use certain acronyms and terms throughout this Quarterly Report on Form 10-Q that are defined in the Glossary of Terms of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and including matters discussed elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as "believes," "anticipates," "expects," "intends," "plans," "projects," "estimates," "assumes," "may," "should," "will," "seeks," "targets," or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance, nor should any conclusions be drawn or assumptions be made as to any potential outcome of any strategic review we conduct. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" of our Annual Report on Form 10-K/A for the year ended December 31, 2016, our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2017, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and in our other filings with the SEC.
In particular (but not by way of limitation), the following important factors, risks and uncertainties could affect our future results, performance and achievements and could cause actual results, performance and achievements to differ materially from those expressed in the forward-looking statements:

•
risks and uncertainties relating to the Company's proposed financial restructuring, including: the ability of the Company to comply with the terms of the RSA, including completing various stages of the restructuring within the dates specified by the RSA; the ability of the Company to obtain requisite support of the restructuring from various stakeholders; and the effects of disruption from the proposed restructuring making it more difficult to maintain business, financing and operational relationships;

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

•	our ability to comply with the terms of the stipulated orders resolving allegations arising from an FTC and CFPB investigation of Ditech Financial and a CFPB investigation of RMS;

•	operational risks inherent in the mortgage servicing and mortgage originations businesses, including our ability to comply with the various contracts to which we are a party, and reputational risks;

•	risks related to the significant amount of senior management turnover and employee reductions recently experienced by the Company;

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

•
our ability to achieve our strategic initiatives, particularly our ability to: increase the mix of our fee-for-service business, including by entering into new subservicing arrangements; improve servicing performance; successfully develop our originations capabilities in the consumer and wholesale lending channels; effectuate a satisfactory debt restructuring; and execute and realize planned operational improvements and efficiencies, including those relating to our core and non-core framework;

•	the success of our business strategy in returning us to sustained profitability;

•	changes in prepayment rates and delinquency rates on the loans we service or subservice;

•	the ability of Fannie Mae, Freddie Mac and Ginnie Mae, as well as our other clients and credit owners, to transfer or otherwise terminate our servicing or subservicing rights, with or without cause;

•	a downgrade of, or other adverse change relating to, or our ability to improve, our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive payments and ancillary fees on our servicing portfolio;

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

•
risks associated with the reverse mortgage business, including changes to reverse mortgage programs operated by FHA, HUD or Ginnie Mae, our ability to accurately estimate interest curtailment liabilities, our ability to fund HECM repurchase obligations, our ability to fund principal additions on our HECM loans, and our ability to securitize our HECM tails;

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
Executive Summary
The Company
We are an independent servicer and originator of mortgage loans and servicer of reverse mortgage loans. We service a wide array of loans across the credit spectrum for our own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. Through our consumer, correspondent and wholesale lending channels, we originate and purchase residential mortgage loans that we predominantly sell to GSEs and government agencies. We also operate two complementary businesses; asset receivables management and real estate owned property management and disposition. Our goal is to become a partner with our customers by assisting them with the originations process and through the life of their loan, using a highly regarded originations and servicing platform and by providing quality customer service in an open, honest and straightforward manner.
During 2017, we changed our principal executive offices from Tampa, Florida to Fort Washington, Pennsylvania, which was due to, among other things, the Chief Executive Officer and President and certain other senior executive officers of the Parent Company being based in Fort Washington.
At June 30, 2017, we serviced 1.9 million residential loans with a total unpaid principal balance of $233.6 billion. We originated $9.2 billion in mortgage loan volume during the first six months of 2017.
Part of our strategy is to move towards a fee-for-service model in our servicing business by increasing the proportion of subservicing activity in our business mix. For example, in 2016, we entered into several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR, and in 2017, we began selling MSR to NRM on both a traditional flow sale as well as a concurrent assignment or co-issue basis, each with subservicing retained. Largely as a result of these transactions, and based on unpaid principal loan balance, the portion of our servicing portfolio represented by subservicing rose from 21% (or $56.8 billion in unpaid principal loan balance) at December 31, 2015 to 49% (or $115.4 billion in unpaid principal loan balance) at June 30, 2017. Our subservicing fees vary considerably from contract to contract, and in general subservicing fees are lower than the servicing fee associated with owning the MSR and servicing the related loans. Therefore, our servicing revenues have been and are expected to continue to be negatively affected by the sale of our MSR, even in situations where we are engaged to subservice the loans relating to such MSR following their sale. However, as the portion of our servicing portfolio represented by subservicing increases, we generally expect to benefit from lower advance funding costs and from the elimination of amortization charges associated with the MSR we have sold.
During the six months ended June 30, 2017, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio with $2.1 billion relating to subservicing contracts and $4.5 billion relating to servicing rights capitalized upon sales of mortgage loans, which was more than offset by $18.7 billion of payoffs and sales, net of recapture activities. In addition, we added to the unpaid principal balance of our third-party reverse loan servicing portfolio with $968.1 million in new business and tails, which was more than offset by $1.4 billion in payoffs, sales and curtailments.

Our mortgage loan originations business diversifies our revenue base and helps us replenish our servicing portfolio. During the six months ended June 30, 2017, we originated $3.2 billion of mortgage loans through our consumer and wholesale channels, the majority of which resulted from retention activities associated with our existing servicing portfolio. In addition, we purchased $6.0 billion of mortgage loans through our correspondent channel during the first half of 2017. Substantially all of these purchased and originated mortgage loans were added to our servicing portfolio upon loan sale. In addition, we originated and purchased $223.7 million in reverse mortgage volume and issued $254.5 million in HMBS during the six months ended June 30, 2017, although, as discussed below, we exited the reverse mortgage originations business at the beginning of 2017.
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
At June 30, 2017, we were the subservicer for 0.9 million accounts with an unpaid principal loan balance of $115.4 billion. These subserviced accounts represented approximately 49% of our total servicing portfolio based on unpaid principal loan balance at that date. Our largest subservicing customer, NRM, represented approximately 63% of our total subservicing portfolio based on unpaid principal loan balance on June 30, 2017. Our next largest subservicing customer represented approximately 21% of our total subservicing portfolio based on unpaid principal loan balance on June 30, 2017.
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
In April 2017, during discussions with a subservicing counterparty regarding our business relationship and our review of our core and legacy portfolios, this counterparty indicated it was exploring alternatives for certain portfolios we subservice for such counterparty that we have preliminarily determined are legacy because such portfolios, for example, relate to non-GSE and non-Ginnie Mae mortgage loans. In July 2017, this counterparty initiated the transfer of servicing on certain legacy mortgage loan portfolios we subservice for such counterparty, which transfer is expected to take up to six months to complete. This transfer is expected to involve the transfer by us to other subservicers or counterparties subservicing on mortgage loans with an aggregate unpaid principal balance of approximately $7.7 billion as of June 30, 2017. As of June 30, 2017, the mortgage loans we subservice for this counterparty accounted for 7% of our mortgage loan subservicing portfolio and 3% of our overall residential loan servicing portfolio (in each case based on unpaid principal loan balance as of such date).
Originations - Our Originations segment originates and purchases mortgage loans that are intended for sale to third parties. During the six months ended June 30, 2017, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 46% Fannie Mae conventional conforming loans, (ii) 42% Ginnie Mae loans and (iii) 12% Freddie Mac conventional conforming loans.
Reverse Mortgage - Our Reverse Mortgage segment primarily focuses on the servicing of reverse loans. Effective January 2017, we exited the reverse mortgage originations business. As of June 30, 2017, we did not have any reverse loans remaining in the originations pipeline and are in the process of finalizing the shutdown of the reverse mortgage originations business. We will continue to fund undrawn tails available to borrowers.
Other - As of June 30, 2017, our Other non-reportable segment holds the assets and liabilities of the Non-Residual Trusts and corporate debt. This segment also includes our asset management business, which we are in the process of winding down.

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
Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our master repurchase agreements, mortgage loan servicing advance facilities, issuance of GMBS, and issuance of HMBS to fund our tail commitments. We may generate additional liquidity through sales of MSR, any portion thereof, or other assets. Refer to the Liquidity and Capital Resources section below for additional information.
Financial Highlights
Total revenues for the three months ended June 30, 2017 were $208.8 million, which represented an increase of $21.3 million as compared to the same period of 2016. The increase in revenue reflects a $59.4 million increase in net servicing revenue and fees, offset in part by a $29.6 million decrease in net gains on sales of loans and an $8.6 million decrease in insurance revenue. The increase in net servicing revenue and fees was driven by $120.8 million in lower fair value losses on servicing rights, offset in part by $47.9 million in lower servicing fees.
Total revenues for the six months ended June 30, 2017 were $454.1 million, which represented an increase of $199.8 million as compared to the same period of 2016. The increase in revenue reflects a $278.3 million increase in net servicing revenue and fees, offset in part by a $39.8 million decrease in net gains on sales of loans, a $20.3 million decrease in net fair value gains on reverse loans and related HMBS obligations, and a $14.1 million decrease in insurance revenue. The increase in net servicing revenue and fees was driven by $393.8 million in lower fair value losses on servicing rights, offset in part by $92.3 million in lower servicing fees.
Losses recorded on the fair value of servicing rights is discussed in the Servicing segment section under our Business Segment Results section below. The decrease in servicing fees was due to the planned shift of our third-party servicing portfolio from servicing to subservicing and runoff of the portfolio. The decrease in net gains on sales of loans resulted from an overall lower volume of locked loans combined with a shift in mix from the higher margin consumer channel to the lower margin correspondent and wholesale channels. The decrease in net fair value gains on reverse loans and related HMBS obligations for the six months ended June 30, 2017 as compared to the same period of 2016 resulted from valuation model assumption adjustments for buyout loans in the second quarter of 2017 and a flattening of the interest rate curve in 2017 as compared to 2016. The decrease in insurance revenue was due to the sale of our insurance business during the first quarter of 2017.
Total expenses for the three and six months ended June 30, 2017 were $292.6 million and $606.3 million, respectively, which represented decreases as compared to the same periods of 2016, primarily driven by $215.4 million in goodwill impairment recorded during the second quarter of 2016, and $32.6 million and $57.3 million, respectively, in lower salaries and benefits and $18.2 million and $16.2 million, respectively, in lower general and administrative expenses.
We incurred $215.4 million in impairment charges in our Servicing segment during three and six months ended June 30, 2016 as a result of a goodwill evaluation performed in the second quarter of 2016. Salaries and benefits decreased as a result of a lower average headcount driven by site closures and various organizational changes to the scale and proficiency of the leadership team and support functions, as well as our decision to exit the reverse mortgage originations business. General and administrative expenses decreased primarily as a result of lower contractor costs, compensating interest, and other cost savings, offset in part by higher costs associated with corporate strategic initiatives.

Our cash flows provided by operating activities were $413.3 million for the six months ended June 30, 2017. Cash and cash equivalents was $478.4 million at June 30, 2017. Cash flows provided by operating activities increased $103.2 million during the six months ended June 30, 2017 as compared to the same period of 2016. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by origination activities resulting from a higher volume of loans sold in relation to loans originated during the first half of 2017 as compared to the same period of 2016 and a decrease in income tax receivables.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.
Strategy
Beginning in the fourth quarter of 2016, after the appointment of Anthony Renzi as the Company’s Chief Executive Officer and President, we made extensive changes to our leadership team, installing among other things new heads of compliance, default servicing, performing servicing, reverse mortgage, and human resources. In conjunction with the Board, this new leadership team has developed a strategy and business plan for 2017 that is focused on our core mortgage servicing and originations businesses, with a view to improving both financial and operating performance during the year.
In Servicing, the ongoing shift of our servicing portfolio from servicing to subservicing has resulted in, and is expected to continue to result in, a decline in revenue. Our ability to implement initiatives to reduce costs on pace with or faster than declining revenues is a key factor to us achieving a return to profitability within the servicing business. We have already achieved cost reductions in a number of areas, but there can be no assurance that we will be able to reduce costs so as to enable the servicing business to return to profitability in the near-term or at all. We expect to continue to execute numerous initiatives to improve the efficiency of our operations, through such measures as better processes, site consolidation and improved use of technology. We are also concentrating on improving the performance of our servicing business, by, for example, improving customer service, lowering delinquency rates and improving standards and compliance. We plan to prioritize these initiatives over the pursuit of significant new servicing or subservicing opportunities, though over time as we improve operations we aim to be able to compete effectively and profitably for opportunities to subservice for others. Recent operating results have been negatively impacted by costs associated with legacy matters within default servicing operations and costs associated with site consolidation plans, and we expect to continue to incur similar costs as we execute on our core and legacy strategy.
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
Our operating results have been negatively impacted by a number of factors, including a greater than anticipated decline in origination volumes as new leads, pull-through rates and recapture rates within the consumer lending channel have been below expectations. We continue to face challenges in our ability to achieve growth in the originations business as we transition from a principally refinance-focused strategy directed at our captive servicing portfolio to a strategy that also focuses on new customer acquisition and includes purchase money originations. We have been working to develop new lead sources leveraging digital and mobile technologies, achieve deeper integration of our originations business with our servicing business to better identify viable customer opportunities and streamline and shorten processes in an effort to increase pull-through rates. Additionally, volumes and pricing in the correspondent and wholesale channels are being negatively impacted by a challenging business lending environment, our ability to attract talent to the wholesale channel and our ability to enter into flow arrangements to sell MSR acquired in those channels. As a result of these recent developments, management is closely monitoring performance of the originations segment in connection with our evaluation of the recoverability of our remaining goodwill and intangible assets.
In Reverse Mortgage, having exited the originations business, we are working to improve the efficiency of our servicing activities in order to reduce expected future losses. We have also been evaluating options for our reverse mortgage business, including the possibility of selling some or all of its assets or pursuing alternative solutions for the business that include collaboration with other parties. Additionally, new HUD requirements have led to additional working capital needs in relation to Ginnie Mae buyouts.

Our profitability for the Reverse segment has been and will continue to be negatively impacted by new HUD requirements, which have led to additional working capital needs in relation to Ginnie Mae buyouts, and by the level of defaults we are experiencing with HECM loans. When a HECM loan is in default, we earn interest at the debenture rate, which is generally lower than the note rate we must pay. Additionally, if we miss HUD prescribed milestones in the foreclosure and claims filing process, HUD curtails the debenture interest being earned on loans in default. For loans in default, servicing costs generally increase as a result of foreclosure related activities such as legal costs, property preservation expense and other costs, which may include bankruptcy related activities. Further, after a foreclosure sale occurs and we obtain title to the property, we are responsible for the sale of the REO property. If we are unable to sell the property underlying a defaulted reverse loan for an acceptable price within the timeframe established by HUD, we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and debenture interest, less the appraised value of the underlying property. Thereafter all the risks and costs associated with maintaining and liquidating the property remains with us. We may incur additional losses on REO properties as they progress through the claims and liquidation processes. The significance of future losses associated with appraisal-based claims is dependent upon the volume of defaulted loans, condition of foreclosed properties and the general real estate market.
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
In 2016, we executed a number of transactions that helped us reduce our investment in MSR. In particular, we entered into several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR. We may seek to sell additional MSR to NRM in the future and may also seek to enter into arrangements to sell MSR to other buyers. For the three and six months ended June 30, 2017, we transferred MSR to NRM under a traditional flow sale agreement related to mortgage loans with an aggregate UPB of $1.6 billion. Additionally, we simultaneously assigned servicing to NRM concurrent with the loan delivery to Fannie Mae with UPB of $1.8 billion and $3.2 billion for the three and six months ended June 30, 2017, respectively.
Non-Core Assets
Since early 2015, we have sold various assets we considered to be "non-core" or "legacy" assets. On February 1, 2017, we sold our insurance business for a cash purchase price of $125.0 million, subject to adjustment, with potential earnout payments of up to $25.0 million in cash. At that time, the Company received $131.1 million in cash, which included a working capital payment.
We are continuing to review our assets and activities to determine those that should be considered "core" or "non-core" in relation to our strategic goals, and we are advancing analysis and developing strategy with respect to such "non-core" assets and activities, which will include non-strategic operations, locations and portfolios. These may in the future be sold, wound down or otherwise managed in a manner designed to limit the investment, costs and attention we are required to devote to them. Over the next few years, we intend to consolidate our operations into three “core” Ditech sites - Fort Washington, PA; Jacksonville, FL; and Tempe, AZ; and one “core” RMS site - Houston, TX. Our Irving, TX location is expected to be closed by the end of 2017 and our remaining sites are undergoing strategic review and plans for them are expected to be finalized by early 2018. These strategic reviews could result in additional site closings or other outcomes.

Operating Improvements
Since 2016, we have focused our efforts on improving our financial performance through increasing efficiency and cost reductions. During 2016, we initiated actions in connection with our continued efforts to enhance efficiencies and streamline processes, which included various organizational changes to the scale and proficiency of our leadership team and support functions, which continued into 2017. For example, we exited the reverse mortgage originations business effective January 2017 while maintaining our reverse mortgage servicing operations, and in July 2017 we announced certain site consolidation plans, as discussed above. While our goals for 2017 include expense reductions, there can be no assurance that we will be successful in reducing costs. In 2017, we expect to continue to incur advisory, severance and other expenses associated with the improvement of our business, and we may incur unexpected expenses, including expenses arising from unanticipated operational problems, legal and regulatory matters, and other matters that are beyond our control. If we are not successful in reducing our expenses, our results of operations, financial condition and liquidity could be materially adversely affected.
In addition to improving the financial performance of our operations, we are focused on ensuring that our servicing operations meet legal and regulatory requirements and our contractual servicing obligations and that we improve our servicing performance, as measured by the owners of the loans we service (such as GSEs) and by customers for whom we subservice. By some measures, such as delinquency rates for our mortgage loan servicing portfolio, during 2016 our servicing performance deteriorated significantly relative to our past performance and to that of other servicers, following the introduction of new servicing technology, changes in servicing practices, site consolidation, and other developments. The GSEs and other parties for whom we service or subservice regularly monitor our performance and communicate their observations and expectations to us. Several important such counterparties noted our recent performance deterioration and have requested that we improve various aspects of our performance, which we are endeavoring to do. At Freddie Mac’s request, we recently completed the voluntary transfer of MSR relating to Freddie Mac mortgage loans that are 90 days or more delinquent to another special default servicer with a related unpaid principal loan balance totaling approximately $537 million. With a view to improving our performance, we have been enhancing our processes and have made management changes and introduced new procedures to track key performance metrics. We may need to make further enhancements to our people, processes or technologies to achieve acceptable levels of servicing performance and satisfy evolving legal and regulatory requirements and best practices. In addition, these enhancements could require significant unplanned expenditures that could adversely affect our financial results. We cannot be certain that our efforts to improve our servicing performance will have sufficient or timely results. If we are unable to improve our servicing performance metrics, we could face various material adverse consequences, including competitive disadvantage, the inability to win new subservicing business, the termination of servicing rights or subservicing contracts and GSEs or other counterparties asking us to transfer to other servicers, or otherwise limit or reduce, certain assets in our servicing portfolio.
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
Debt Restructuring Initiative
On July 31, 2017, the Company entered into a RSA with the Consenting Term Lenders. As set forth in the RSA (including in the Restructuring Term Sheet attached thereto), the parties to the RSA have agreed to the principal terms of a proposed financial restructuring of the Company, which will be implemented through an out-of-court restructuring (as described below) and, in the absence of sufficient stakeholder support for the out-of-court restructuring, a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code.

Concurrently with the execution of the RSA, the Company and the Consenting Term Lenders entered into a waiver of certain events of default under the 2013 Credit Agreement and an amendment of the 2013 Credit Agreement, and the Company and the beneficial owners of a majority in aggregate principal amount of the Senior Notes entered into a waiver and forbearance agreement, in each case, as further described below. Any capitalized terms appearing in the following subsections not defined in the Glossary are as defined in the agreement to which that subsection relates, unless otherwise noted.
Restructuring Support Agreement
Pursuant to the terms of the RSA, the Company has agreed to purchase the term loans of the Consenting Term Lenders through open market buybacks in an aggregate amount equal to $100.0 million out of an escrow account created by the Company for the purpose of completing such purchases, $75.0 million of such purchases will be completed upon the earlier to occur of (i) the date on which lenders holding 100% of the loans and/or commitments outstanding under the 2013 Credit Agreement have become parties to the RSA and (ii) August 21, 2017. The remaining $25.0 million purchase will be completed by September 1, 2017 (unless such date is extended by the Company and the Requisite Term Lenders), unless the Company has determined to pay such amount prior to such date.
As contemplated by the RSA, the Company will seek to negotiate a restructuring support agreement with Senior Noteholders holding at least 66 2/3% of the aggregate outstanding principal amount of the Senior Notes.
With respect to the Out-of-Court Restructuring, the RSA provides that if the Requisite Senior Notes Threshold is attained, the Company will:

•
undertake the Consent Solicitation and Exchange Offer, including both (a) the solicitation of consents from Senior Noteholders with respect to certain proposed amendments to the Senior Notes Indenture and (b) an exchange offer to be effected pursuant to the terms set forth on Annex C to the Restructuring Term Sheet; and

•
undertake a Tender Offer to purchase the Convertible Notes for an aggregate purchase price of not more than $40.0 million, in value in the form of cash, equity and/or other consideration, as determined by the Company and the Requisite Term Lenders.

Pursuant to the terms of the RSA, if all of the conditions to the Out-of-Court Restructuring are satisfied or waived (with the prior written consent of the Company and the Requisite Term Lenders) on or prior to November 1, 2017 (unless such date is extended by the Company and the Requisite Term Lenders, the Out-of-Court Outside Date), then the Restructuring will be consummated pursuant to the Out-of-Court Restructuring unless the Company and the Requisite Term Lenders agree to consummate the Restructuring through the In-Court Restructuring. If all the conditions precedent to consummation of the Out-of-Court Restructuring other than the Minimum Participation Threshold (as defined below) are satisfied or waived (with the prior written consent of the Company and the Requisite Term Lenders) on or prior to the Out-of-Court Outside Date, then the Company will implement the In-Court Restructuring, on the terms and subject to the conditions set forth in the RSA. As provided in the RSA, Minimum Participation Threshold means, in each case consistent with the terms of the RSA, all of the following: (i) Term Lenders holding at least 95% of the aggregate principal amount of the Term Loans (as defined in the 2013 Credit Agreement) outstanding under the 2013 Credit Agreement will have consented to the Credit Agreement Amendment; (ii) Senior Noteholders holding Senior Notes representing at least 95% of the aggregate principal amount of Senior Notes outstanding will have validly tendered and not withdrawn such Senior Notes, and consented to the amendments to the Senior Notes Indenture, in the Consent Solicitation and Exchange Offer; and (iii) Convertible Noteholders holding Convertible Notes representing at least 95% of the aggregate principal amount of Convertible Notes outstanding will have (x) validly tendered and not withdrawn their Convertible Notes into the Tender Offer and (y) voted in favor of the Restructuring.
Pursuant to the terms of the RSA, each Consenting Term Lender has agreed, among other things, subject to certain conditions, to (i) use its commercially reasonable efforts to support the Restructuring, and to act in good faith and take all reasonable actions necessary to consummate the Restructuring, (ii) vote to accept the Prepackaged Plan (and not change or withdraw such vote), (iii) refrain from taking any actions that are inconsistent with, or that would delay, prevent, frustrate or impede the Restructuring, and (iv) negotiate in good faith with the Company regarding an alternative in-court restructuring sponsored by the Consenting Term Lenders pursuant to which such Consenting Term Lenders may agree, among other things, to convert a mutually agreeable portion of their Claims into equity of the Company as reorganized and such other terms as may be mutually agreeable to the Company and such Consenting Term Lenders, which alternative restructuring will be operative only if Senior Noteholders holding at least the Requisite Senior Notes Threshold have not executed the Senior Notes restructuring support agreement by August 31, 2017, or such later date as the Company and the Requisite Term Lenders may agree.

In the event that the Out-of-Court Restructuring is consummated, as of the effective date of the Out-of-Court Restructuring:

•
the Company and the Consenting Term Lenders will (i) enter into a new credit facility and (ii) agree that the Company will make cash payments of not less than $300.0 million in the aggregate (payable in the manner set forth in the RSA, the Credit Agreement Annex and/or the Interim Amendment, less amounts already paid in accordance with the RSA, to the Term Lenders;

•
the Company will issue the Second Lien Notes in accordance with the Consent Solicitation and Exchange Offer, and may issue an amount of shares of common stock that is not yet determined, and the Company and the Senior Noteholders will amend the Senior Notes Indenture to reflect a customary removal of covenants; and

•
each Convertible Noteholder who accepts the Tender Offer will receive their pro rata share of value (in the form of cash, equity, and/or other consideration, as determined by the Company and the Requisite Term Lenders) in an amount no greater than $40.0 million.

In the event that the In-Court Restructuring is consummated:

•
any plan of reorganization in connection with the Restructuring (including the Prepackaged Plan) shall provide that the Company, as reorganized pursuant to the Plan, will enter into a credit agreement that is consistent with the 2013 Credit Agreement, as modified by the amendment contemplated by Annex A to the Restructuring Term Sheet;

•
the Company will issue the Second Lien Notes in accordance with the Consent Solicitation and Exchange Offer, and may issue an amount of shares of common stock that is not yet determined, and the Company and the Senior Noteholders will amend the Senior Notes Indenture to reflect a customary removal of covenants;

•
the Plan will treat the holders of Convertible Notes in a manner acceptable to the Required Parties that is consistent with the Bankruptcy Code, provided that, if holders of at least 66 2/3% of the aggregate outstanding principal amount of Convertible Notes do not vote to accept the Plan, then the holders of Convertible Notes will not receive or retain any property under the Plan;

•
the definitive documentation for the Restructuring will treat Equity Interests (as defined in the Restructuring Term Sheet) in a manner acceptable to the Company and the Requisite Term Lenders that is consistent with the applicable law; and

•	all other claims will be unimpaired or refinanced in a manner reasonably acceptable to the Requisite Term Lenders.
The RSA may be terminated upon the occurrence of, among other events, the following: (i) certain breaches of the RSA by the Company or the Consenting Term Lenders (that remain uncured for five business days); (ii) the issuance of any ruling, judgment or order by any governmental authority enjoining the consummation of or rendering illegal the Prepackaged Plan; or (iii) the failure to complete various stages of the Restructuring by certain dates. Such milestones include that the Company will (a) execute the Senior Notes restructuring support agreement by August 31, 2017, (b) commence the Consent Solicitation and Exchange Offer and the Tender Offer by October 1, 2017, (c) if the Minimum Participation Threshold has been satisfied, consummate the Out-of-Court Restructuring by November 1, 2017 (unless the Company and the Requisite Term Lenders agree to pursue the In-Court Restructuring), and (d) if applicable, consummate the In-Court Restructuring by January 15, 2017. The RSA may also be terminated if (x) the Company has not obtained votes accepting the Prepackaged Plan from holders of the Term Loans sufficient to satisfy the conditions for acceptance set forth in section 1126(c) of the Bankruptcy Code on or before the voting deadline to be set forth in the solicitation materials distributed in connection with the Prepackaged Plan or (y) the Minimum Participation Threshold has not been satisfied and Senior Noteholders holding at least the Requisite Senior Notes Threshold have not voted in favor of the Prepackaged Plan by the Out-of-Court Outside Date. Upon termination of the RSA, each vote or any consents given by any Consenting Term Lender prior to such termination shall be deemed, for all purposes, to be null and void.
Any new securities to be issued pursuant to the restructuring transaction have not been registered under the Securities Act or any state securities laws. Therefore, the new securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws. This Quarterly Report on Form 10-Q does not constitute an offer to sell or buy, nor the solicitation of an offer to sell or buy, any securities referred to herein, nor is this Quarterly Report on Form 10-Q a solicitation of consents to or votes to accept any Chapter 11 plan. Any solicitation or offer will only be made pursuant to a confidential offering memorandum and disclosure statement and only to such persons and in such jurisdictions as is permitted under applicable law.

Credit Agreement Waiver
On July 31, 2017, the Company and the Consenting Term Lenders entered into waiver to the 2013 Credit Agreement. Pursuant to the Credit Agreement Waiver, the Consenting Term Lenders representing the Required Lenders (as defined in the 2013 Credit Agreement) waived, subject to the conditions specified therein, certain events of default under the 2013 Credit Agreement as a result of or arising from (i) any breach of any representation or warranty made prior to July 31, 2017 as a result of the Company being required to restate its financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017, (ii) a “going concern” or like qualification in the auditor report delivered in connection with the restatement of the Original Filings, (iii) any default, event of default or similar event under instruments governing other Indebtedness (as defined in the 2013 Credit Agreement) arising from or as a result of the foregoing and (iv) any failure to deliver any notice to Credit Suisse AG, as administrative agent under the 2013 Credit Agreement or the Lenders (as defined in the 2013 Credit Agreement) with respect to all or any portion of the foregoing. The Credit Agreement Waiver became effective upon its execution by the Required Lenders and the execution and effectiveness of the RSA and the Third Amendment (as described below).
Third Amendment to the 2013 Credit Agreement
On July 31, 2017, the Company also entered into Amendment No. 3 to its Credit Agreement. This amends the 2013 Credit Agreement to make certain changes to the mandatory prepayment provisions and negative covenants thereof and certain technical changes. See “Liquidity and Capital Resources” for additional information regarding the terms of the Third Amendment.
The Third Amendment became effective upon its execution by the Required Lenders and the execution and effectiveness of the RSA and the Credit Agreement Waiver.
Waiver of Default and Forbearance
On July 31, 2017, the beneficial owners of a majority in aggregate principal amount of the Senior Notes agreed that (i) any existing defaults as a result of the Company being required to restate the Original Filings shall be waived and shall be deemed to cease to exist, and any event of default arising therefrom shall be waived and deemed to have been cured for every purpose of the Senior Notes Indenture, and (ii) they will not enforce or otherwise take any action or direct enforcement of, any rights or remedies available under the Senior Notes Indenture with respect to the original filings.
Walter Capital Opportunity Corp.
In 2014, we established WCO, a company formed to invest in mortgage-related assets, including MSR and excess servicing spread related to MSR. We own approximately 10% of WCO; third-party investors own the remainder of WCO.
In November 2016, WCO entered into a series of agreements whereby it agreed to sell substantially all of its assets, including the sale of substantially all of its MSR portfolio to NRM. In connection with the December 2016 closing of the transactions relating thereto, WCO commenced liquidation activities and we do not expect to sell further assets to WCO. We received $11.5 million in distributions from our equity investment in WCO during 2017, which are included in other investing activities in the consolidated statements of cash flows.
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
Originations Segment
On July 7, 2017, the CFPB issued final rule changes to its “Know Before You Owe” mortgage disclosure rule, which changes are intended to formalize guidance in the rule, provide greater clarity and certainty and help facilitate compliance by the mortgage industry. The final rule will become effective 60 days after its publication in the Federal Register, but compliance is not mandatory until October 1, 2018.

Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2017 for additional information about the regulatory framework under which we operate.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
REVENUES
Net servicing revenue and fees	$91,321	$31,936	$59,385	186%	$204,508	$(73,826)	$278,334	(377)%
Net gains on sales of loans	70,545	100,176	(29,631)	(30)%	144,901	184,653	(39,752)	(22)%
Net fair value gains on reverse loans and related HMBS obligations	7,872	7,650	222	3%	22,574	42,858	(20,284)	(47)%
Interest income on loans	10,489	11,849	(1,360)	(11)%	21,469	24,020	(2,551)	(11)%
Insurance revenue	2,650	11,277	(8,627)	(77)%	7,590	21,644	(14,054)	(65)%
Other revenues	25,910	24,585	1,325	5%	53,030	54,895	(1,865)	(3)%
Total revenues	208,787	187,473	21,314	11%	454,072	254,244	199,828	79%

EXPENSES
General and administrative	117,544	135,776	(18,232)	(13)%	249,171	265,382	(16,211)	(6)%
Salaries and benefits	101,071	133,681	(32,610)	(24)%	209,028	266,320	(57,292)	(22)%
Interest expense	60,884	64,400	(3,516)	(5)%	121,294	128,648	(7,354)	(6)%
Depreciation and amortization	10,042	14,540	(4,498)	(31)%	20,974	28,963	(7,989)	(28)%
Goodwill impairment	—	215,412	(215,412)	(100)%	—	215,412	(215,412)	(100)%
Other expenses, net	3,054	1,897	1,157	61%	5,837	4,403	1,434	33%
Total expenses	292,595	565,706	(273,111)	(48)%	606,304	909,128	(302,824)	(33)%

OTHER GAINS (LOSSES)
Gain on sale of business	7	—	7	n/m	67,734	—	67,734	n/m
Other net fair value losses	(8,105)	(819)	(7,286)	890%	(3,022)	(2,963)	(59)	2%
Gain (loss) on extinguishment	(709)	—	(709)	n/m	(709)	928	(1,637)	(176)%
Other	—	(532)	532	(100)%	—	(1,556)	1,556	(100)%
Total other gains (losses)	(8,807)	(1,351)	(7,456)	552%	64,003	(3,591)	67,594	n/m

Loss before income taxes	(92,615)	(379,584)	286,969	(76)%	(88,229)	(658,475)	570,246	(87)%
Income tax expense	1,694	110,379	(108,685)	(98)%	1,572	4,190	(2,618)	(62)%
Net loss	$(94,309)	$(489,963)	$395,654	(81)%	$(89,801)	$(662,665)	$572,864	(86)%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Servicing fees	$129,154	$177,082	$(47,928)	(27)%	$262,547	$354,836	$(92,289)	(26)%
Incentive and performance fees	16,795	18,011	(1,216)	(7)%	31,949	37,783	(5,834)	(15)%
Ancillary and other fees	22,012	25,058	(3,046)	(12)%	45,255	49,667	(4,412)	(9)%
Servicing revenue and fees	167,961	220,151	(52,190)	(24)%	339,751	442,286	(102,535)	(23)%
Changes in valuation inputs or other assumptions (1)	(34,751)	(127,713)	92,962	(73)%	(52,281)	(386,173)	333,892	(86)%
Other changes in fair value (2)	(31,963)	(59,780)	27,817	(47)%	(67,949)	(127,900)	59,951	(47)%
Change in fair value of servicing rights	(66,714)	(187,493)	120,779	(64)%	(120,230)	(514,073)	393,843	(77)%
Amortization of servicing rights	(9,926)	(2,625)	(7,301)	278%	(14,951)	(7,236)	(7,715)	107%
Change in fair value of servicing rights related liabilities	—	1,903	(1,903)	(100)%	(62)	5,197	(5,259)	(101)%
Net servicing revenue and fees	$91,321	$31,936	$59,385	186%	$204,508	$(73,826)	$278,334	(377)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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
Servicing fees decreased $47.9 million and $92.3 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due primarily to a planned shift of our third-party servicing portfolio from servicing to subservicing combined with runoff of the portfolio. Incentive and performance fees decreased $1.2 million and $5.8 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due primarily to lower fees earned under HAMP and lower asset recovery income. Ancillary and other fees decreased $3.0 million and $4.4 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due to lower late fee income.
Changes in the fair value of servicing rights improved $120.8 million and $393.8 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively. Refer to the Servicing segment section under our Business Segment Results section below for additional information on the changes in fair value relating to servicing rights and our servicing rights related liabilities.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $29.6 million and $39.8 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to an overall lower volume of locked loans combined with a shift in mix from the higher margin consumer channel to the lower margin correspondent and wholesale channels.
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

Net fair value gains on reverse loans and related HMBS obligations decreased $20.3 million for the six months ended June 30, 2017 as compared to the same period of 2016 resulting primarily from valuation model assumption adjustments for buyout loans in the second quarter of 2017 and a flattening in the interest rate curve in 2017 as compared 2016, which resulted in net non-cash fair value losses in the first half of 2017 as compared to net non-cash fair value gains in the first half of 2016. Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. Interest income on loans decreased $1.4 million and $2.6 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Residential loans at amortized cost
Interest income	$10,489	$11,849	$(1,360)	$21,469	$24,020	$(2,551)
Average balance (1) (2)	474,395	513,411	(39,016)	479,094	517,195	(38,101)
Annualized average yield	8.84%	9.23%	(0.39)%	8.96%	9.29%	(0.33)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the period.

(2)
Average balance excludes delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae as we do not own these mortgage loans and, therefore, are not entitled to any interest income they generate. Refer to Note 8 to the Consolidated Financial Statements for further information.

Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $8.6 million and $14.1 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services. Refer to Note 1 to the Consolidated Financial Statements for additional information on the sale of our insurance business.
Other Revenues
Other revenues decreased $1.9 million for the six months ended June 30, 2017 as compared to the same period of 2016 due primarily to $5.5 million in lower origination fee income primarily related to the consumer channel as loans continued to fund in 2017 under a program in place through December 31, 2016 in which certain fees were waived, partially offset by $5.1 million in higher other interest income. Origination fee income was $15.9 million and $21.4 million for the six months ended June 30, 2017 and 2016, respectively.

General and Administrative
General and administrative expenses decreased $18.2 million for the three months ended June 30, 2017 as compared to the same period of 2016 resulting primarily from $9.0 million in lower contractor costs related to our servicing platform conversion that occurred in the second quarter of 2016 as well as efforts to reduce contractor costs throughout the Company's operations, $5.7 million in lower compensating interest due to a shift from servicing to subservicing, $2.9 million in lower charges associated with foreclosure and bankruptcy practices, $2.9 million in lower advertising expenses resulting from a decrease in mail solicitations due to a strategy shift in lead acquisition for our originations segment, $2.5 million in lower postage and printing costs driven by additional mailings made during the second quarter of 2016 in connection with our servicing platform conversion, $1.7 million in lower curtailment-related accruals, $1.0 million in lower loss accruals relating to servicing advances, and $8.1 million in other cost savings, partially offset by $7.5 million in higher costs associated with corporate strategic initiatives, $5.8 million in lower reduction to the representations and warranty reserve, and $2.2 million in higher advance loss provision.
General and administrative expenses decreased $16.2 million for the six months ended June 30, 2017 as compared to the same period of 2016 resulting primarily from $12.3 million in lower contractor costs related to our servicing platform conversion that occurred in the first half of 2016 as well as efforts to reduce contractor costs throughout the Company's operations, $11.0 million in lower compensating interest due to a shift from servicing to subservicing, $6.7 million in lower advertising expenses resulting from a decrease in mail solicitations due to a strategy shift in lead acquisition for our originations segment, $5.6 million in lower postage and printing costs driven by additional mailings made during the second quarter of 2016 in connection with our servicing platform conversion, $3.6 million in lower curtailment-related accruals, $2.6 million in lower loss accruals relating to servicing advances, and $10.5 million in other cost savings, partially offset by $10.2 million in higher costs associated with corporate strategic initiatives, $7.2 million in additional costs associated with the use of MSP and outsourcing initiatives throughout the Company, $5.6 million in higher charges associated with foreclosure and bankruptcy practices, $4.7 million in lower reduction to the representations and warranty reserve, $3.7 million in higher legal expenses, and $3.4 million in higher advance loss provision.
Salaries and Benefits
Salaries and benefits decreased $32.6 million and $57.3 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due to a decrease of $16.2 million and $29.1 million, respectively, in compensation and benefits resulting primarily from a lower average headcount driven by site closures and various organizational changes to the scale and proficiency of the leadership team and support functions, as well as our decision to exit the reverse mortgage originations business, a decrease of $6.2 million and $10.1 million, respectively, primarily related to a change in the commissions structure, a reduction of $4.4 million and $5.7 million, respectively, in severance due to the departure of certain senior executives in the second quarter of 2016, a reduction of $4.4 million and $4.4 million, respectively, in stock compensation expense related to increased forfeitures, a reduction of $1.7 million and $5.1 million, respectively, in overtime driven by cost reduction measures, and a decrease of $0.5 million and $5.1 million, respectively, in bonus accruals. Headcount decreased by approximately 1,200 full-time employees from approximately 5,600 at June 30, 2016 to approximately 4,400 at June 30, 2017.
Interest Expense
We incur interest expense on our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt issued by the Residual Trusts, all of which are accounted for at amortized cost. Interest expense decreased $3.5 million and $7.4 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, driven by a decrease in interest expense related to servicing advance liabilities, offset in part by an increase in interest expense related to master repurchase agreements. Interest expense related to servicing advance liabilities decreased due primarily to the net pay down of our advance facilities resulting from advance reimbursements received in connection with the sale of loans and servicing rights in the fourth quarter of 2016. Interest expense related to master repurchase agreements increased primarily as a result of a higher average interest rate. Refer to the Liquidity and Capital Resources section below for additional information on our debt.

Provided below is a summary of the average balances of our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Corporate debt (1)
Interest expense	$35,137	$35,920	$(783)	$70,223	$71,817	$(1,594)
Average balance (2)	2,133,570	2,181,624	(48,054)	2,140,743	2,182,970	(42,227)
Annualized average rate	6.59%	6.59%	0.00%	6.56%	6.58%	(0.02)%

Servicing advance liabilities (3)
Interest expense	$6,369	$11,109	$(4,740)	$13,229	$22,291	$(9,062)
Average balance (2)	666,853	1,213,136	(546,283)	698,615	1,223,965	(525,350)
Annualized average rate	3.82%	3.66%	0.16%	3.79%	3.64%	0.15%

Master repurchase agreements (4)
Interest expense	$12,894	$10,207	$2,687	$24,695	$20,067	$4,628
Average balance (2)	1,176,012	1,184,447	(8,435)	1,205,741	1,174,321	31,420
Annualized average rate	4.39%	3.45%	0.94%	4.10%	3.42%	0.68%

Mortgage-backed debt of the Residual Trusts (3)
Interest expense	$6,484	$7,164	$(680)	$13,147	$14,473	$(1,326)
Average balance (5)	416,397	460,025	(43,628)	422,371	464,443	(42,072)
Annualized average rate	6.23%	6.23%	0.00%	6.23%	6.23%	0.00%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(3)	Servicing advance liabilities and mortgage-backed debt of the Residual Trusts are held by our Servicing segment.

(4)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(5)	Average balance for mortgage-backed debt of the Residual Trusts is calculated as the average carrying value at the beginning of each month during the period.
Depreciation and Amortization
Depreciation and amortization decreased $4.5 million and $8.0 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to the sale of assets related to our insurance business in the first quarter of 2017 and as a result of certain assets having reached the end of their estimated useful lives at the end of 2016.
Goodwill Impairment
We incurred $215.4 million in impairment charges in our Servicing segment during three and six months ended June 30, 2016 as a result of a goodwill evaluation performed in the second quarter of 2016.
Gain on Sale of Business
Gain on sale of business of $67.7 million for the six months ended June 30, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business, which was completed on February 1, 2017.

Other Net Fair Value Losses
Other net fair value losses increased $7.3 million for the three months ended June 30, 2017 as compared to the same period of 2016 due primarily to the impact of higher delinquencies on the value of the assets and liabilities of the Non-Residual Trusts.
Income Tax Expense
We calculate income tax expense based on our estimated annual effective tax rate, which takes into account all expected ordinary activity for the calendar year. The decrease in income tax expense for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, is due primarily to the valuation allowance recorded against the net deferred tax assets balance during 2016, offset in part by the lower tax benefit derived from lower losses before income taxes during 2017 as compared to 2016.
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

The following tables reconcile Adjusted Loss and Adjusted EBITDA to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted Loss and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Six Months Ended June 30, 2017
Net loss	$(89,801)
Income tax expense	1,572
Loss before income taxes	(88,229)
Adjustments to loss before income taxes
Gain on sale of business	(67,734)
Changes in fair value due to changes in valuation inputs and other assumptions (1)	40,414
Fair value to cash adjustment for reverse loans (2)	15,378
Transaction and integration costs (3)	14,294
Exit costs (4)	7,969
Non-cash interest expense	6,948
Share-based compensation expense	1,346
Other (5)	8,812
Total adjustments	27,427
Adjusted Loss	$(60,802)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)	Transaction and integration costs result primarily from the Company's debt restructuring initiative.

(4)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the six months ended June 30, 2017 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015, 2016 and 2017 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding exit costs.

(5)	Includes severance, costs associated with transforming the business, and the net impact of the Non-Residual Trusts.

Adjusted EBITDA

For the Six Months Ended June 30, 2017
Net loss	$(89,801)
Income tax expense	1,572
Loss before income taxes	(88,229)
EBITDA Adjustments
Amortization of servicing rights and other fair value adjustments (1)	123,313
Interest expense	71,758
Gain on sale of business	(67,734)
Depreciation and amortization	20,974
Fair value to cash adjustment for reverse loans (2)	15,378
Transaction and integration costs (3)	14,294
Exit costs (4)	7,969
Share-based compensation expense	1,346
Other (5)	5,522
Total adjustments	192,820
Adjusted EBITDA	$104,591
__________

(1)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)	Transaction and integration costs result primarily from the Company's debt restructuring initiative.

(4)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the six months ended June 30, 2017 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015, 2016 and 2017 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding exit costs.

(5)
Includes the net provision for the repurchase of loans sold, non-cash interest income, severance, interest income on unrestricted cash and cash equivalents, costs associated with transforming the business, the net impact of the Non-Residual Trusts, the provision for loan losses, and the Residual Trust cash flows.

Business Segment Results
In calculating income (loss) before income taxes for our segments, we allocate indirect expenses to our business segments. Indirect expenses are allocated to our Servicing, Originations, Reverse Mortgage and certain non-reportable segments based on headcount.
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Additional information regarding the results of operations for our Servicing, Originations and Reverse Mortgage segments is presented below. Refer to Note 11 to the Consolidated Financial Statements for a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes.
Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Three Months Ended June 30, 2017
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(43,986)	$20,007	$(16,500)	$(52,136)	$(92,615)

Adjustments to income (loss) before income taxes
Gain on sale of business	(7)	—	—	—	(7)
Changes in fair value due to changes in valuation inputs and other assumptions	33,017	—	—	—	33,017
Fair value to cash adjustment for reverse loans	—	—	12,039	—	12,039
Transaction and integration costs	2,158	—	—	6,928	9,086
Exit costs	4,861	442	614	181	6,098
Non-cash interest expense	22	—	—	2,742	2,764
Share-based compensation expense	279	132	70	—	481
Other	109	(344)	(31)	9,597	9,331
Total adjustments	40,439	230	12,692	19,448	72,809
Adjusted Earnings (Loss)	(3,547)	20,237	(3,808)	(32,688)	(19,806)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	41,505	—	383	—	41,888
Interest expense on debt	—	—	—	32,396	32,396
Depreciation and amortization	8,473	704	865	—	10,042
Other	(833)	(2,428)	27	2	(3,232)
Total adjustments	49,145	(1,724)	1,275	32,398	81,094
Adjusted EBITDA	$45,598	$18,513	$(2,533)	$(290)	$61,288

	For the Three Months Ended June 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(356,026)	$45,615	$(26,944)	$(42,229)	$(379,584)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	118,825	—	—	—	118,825
Fair value to cash adjustment for reverse loans	—	—	14,512	—	14,512
Transaction and integration costs	—	—	—	539	539
Exit costs	4,126	303	407	—	4,836
Non-cash interest expense	18	—	—	2,940	2,958
Share-based compensation expense	3,160	820	610	256	4,846
Goodwill impairment	215,412	—	—	—	215,412
Other	6,065	1,515	1,398	3,854	12,832
Total adjustments	347,606	2,638	16,927	7,589	374,760
Adjusted Earnings (Loss) (1)	(8,420)	48,253	(10,017)	(34,640)	(4,824)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	61,960	—	446	—	62,406
Interest expense on debt	1,251	—	—	32,979	34,230
Depreciation and amortization	10,704	2,248	1,587	1	14,540
Other	(767)	(7,013)	21	169	(7,590)
Total adjustments	73,148	(4,765)	2,054	33,149	103,586
Adjusted EBITDA	$64,728	$43,488	$(7,963)	$(1,491)	$98,762
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

	For the Six Months Ended June 30, 2017
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(10,819)	$30,842	$(21,799)	$(86,453)	$(88,229)

Adjustments to income (loss) before income taxes
Gain on sale of business	(67,734)	—	—	—	(67,734)
Changes in fair value due to changes in valuation inputs and other assumptions	40,414	—	—	—	40,414
Fair value to cash adjustment for reverse loans	—	—	15,378	—	15,378
Transaction and integration costs	4,331	—	—	9,963	14,294
Exit costs	5,684	875	1,292	118	7,969
Non-cash interest expense	1,535	—	—	5,413	6,948
Share-based compensation expense (benefit)	421	(50)	204	771	1,346
Other	3,043	727	174	4,868	8,812
Total adjustments	(12,306)	1,552	17,048	21,133	27,427
Adjusted Earnings (Loss)	(23,125)	32,394	(4,751)	(65,320)	(60,802)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	82,117	—	782	—	82,899
Interest expense on debt	—	—	—	64,810	64,810
Depreciation and amortization	17,384	1,671	1,919	—	20,974
Other	(76)	(3,161)	55	(108)	(3,290)
Total adjustments	99,425	(1,490)	2,756	64,702	165,393
Adjusted EBITDA	$76,300	$30,904	$(1,995)	$(618)	$104,591

	For the Six Months Ended June 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(612,347)	$62,016	$(21,917)	$(86,227)	$(658,475)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	359,154	—	—	—	359,154
Fair value to cash adjustment for reverse loans	—	—	(3,197)	—	(3,197)
Transaction and integration costs	370	—	—	2,486	2,856
Exit costs	6,007	2,099	407	227	8,740
Non-cash interest expense	(11)	—	—	5,807	5,796
Share-based compensation expense	3,941	233	923	608	5,705
Goodwill impairment	215,412	—	—	—	215,412
Other	8,199	1,515	2,446	7,510	19,670
Total adjustments	593,072	3,847	579	16,638	614,136
Adjusted Earnings (Loss) (1)	(19,275)	65,863	(21,338)	(69,589)	(44,339)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	134,230	—	906	—	135,136
Interest expense on debt	3,986	—	—	66,009	69,995
Depreciation and amortization	21,485	4,593	2,875	10	28,963
Other	(1,102)	(3,212)	54	347	(3,913)
Total adjustments	158,599	1,381	3,835	66,366	230,181
Adjusted EBITDA	$139,324	$67,244	$(17,503)	$(3,223)	$185,842
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

Servicing
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Net servicing revenue and fees
Third parties	$84,238	$24,935	$59,303	238%	$189,917	$(87,736)	$277,653	(316)%
Intercompany	2,410	3,066	(656)	(21)%	5,272	6,217	(945)	(15)%
Total net servicing revenue and fees	86,648	28,001	58,647	209%	195,189	(81,519)	276,708	(339)%
Interest income on loans	10,477	11,837	(1,360)	(11)%	21,445	23,995	(2,550)	(11)%
Insurance revenue	2,650	11,277	(8,627)	(77)%	7,590	21,644	(14,054)	(65)%
Intersegment retention revenue	2,968	9,461	(6,493)	(69)%	7,357	20,994	(13,637)	(65)%
Net losses on sales of loans	(997)	(1,191)	194	(16)%	(1,317)	(5,727)	4,410	(77)%
Other revenues	15,680	13,428	2,252	17%	34,942	30,171	4,771	16%
Total revenues	117,426	72,813	44,613	61%	265,206	9,558	255,648	n/m
General and administrative and allocated indirect expenses	87,935	112,446	(24,511)	(22)%	193,665	207,426	(13,761)	(7)%
Salaries and benefits	50,226	70,475	(20,249)	(29)%	101,609	138,095	(36,486)	(26)%
Interest expense	12,860	18,330	(5,470)	(30)%	26,393	36,892	(10,499)	(28)%
Depreciation and amortization	8,473	10,704	(2,231)	(21)%	17,384	21,485	(4,101)	(19)%
Goodwill impairment	—	215,412	(215,412)	(100)%	—	215,412	(215,412)	(100)%
Other expenses, net	1,327	1,075	252	23%	2,681	2,289	392	17%
Total expenses	160,821	428,442	(267,621)	(62)%	341,732	621,599	(279,867)	(45)%
Gain on sale of business	7	—	7	n/m	67,734	—	67,734	n/m
Other net fair value gains (losses)	111	135	(24)	(18)%	(1,318)	226	(1,544)	n/m
Loss on extinguishment	(709)	—	(709)	n/m	(709)	—	(709)	n/m
Other	—	(532)	532	(100)%	—	(532)	532	(100)%
Total other gains (losses)	(591)	(397)	(194)	49%	65,707	(306)	66,013	n/m
Loss before income taxes	(43,986)	(356,026)	312,040	(88)%	(10,819)	(612,347)	601,528	(98)%
Adjustments to loss before income taxes
Gain on sale of business	(7)	—	(7)	n/m	(67,734)	—	(67,734)	n/m
Changes in fair value due to changes in valuation inputs and other assumptions	33,017	118,825	(85,808)	(72)%	40,414	359,154	(318,740)	(89)%
Exit costs	4,861	4,126	735	18%	5,684	6,007	(323)	(5)%
Transaction and integration costs	2,158	—	2,158	n/m	4,331	370	3,961	n/m
Non-cash interest expense	22	18	4	22%	1,535	(11)	1,546	n/m
Share-based compensation expense	279	3,160	(2,881)	(91)%	421	3,941	(3,520)	(89)%
Goodwill impairment	—	215,412	(215,412)	(100)%	—	215,412	(215,412)	(100)%
Other	109	6,065	(5,956)	(98)%	3,043	8,199	(5,156)	(63)%
Total adjustments	40,439	347,606	(307,167)	(88)%	(12,306)	593,072	(605,378)	(102)%
Adjusted Loss (1)	(3,547)	(8,420)	4,873	(58)%	(23,125)	(19,275)	(3,850)	20%
EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	41,505	61,960	(20,455)	(33)%	82,117	134,230	(52,113)	(39)%
Depreciation and amortization	8,473	10,704	(2,231)	(21)%	17,384	21,485	(4,101)	(19)%
Interest expense on debt	—	1,251	(1,251)	(100)%	—	3,986	(3,986)	(100)%
Other	(833)	(767)	(66)	9%	(76)	(1,102)	1,026	(93)%
Total adjustments	49,145	73,148	(24,003)	(33)%	99,425	158,599	(59,174)	(37)%
Adjusted EBITDA	$45,598	$64,728	$(19,130)	(30)%	$76,300	$139,324	$(63,024)	(45)%
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

Mortgage Loan Servicing Portfolio
Provided below are summaries of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	1,910,605	$223,414,398	2,087,618	$244,124,312
Loan sales with servicing retained (2)	20,916	4,478,260	30,929	6,517,586
Other new business added (3)	9,790	2,142,197	90,369	15,609,071
Sales	(5,553)	(785,164)	—	—
Payoffs and other adjustments, net (3) (4)	(140,697)	(17,875,409)	(142,376)	(19,990,443)
Balance at end of the period	1,795,061	211,374,282	2,066,540	246,260,526
On-balance sheet residential loans and real estate owned (5)	33,493	2,182,682	35,328	2,350,565
Total mortgage loan servicing portfolio	1,828,554	$213,556,964	2,101,868	$248,611,091
__________

(1)
Third-party servicing includes servicing rights capitalized, subservicing rights capitalized and subservicing rights not capitalized. Subservicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(2)	Includes sales on a flow basis to NRM.

(3)	Consists of activities associated with servicing and subservicing contracts and includes co-issue to NRM.

(4)	Amounts presented are net of loan sales associated with servicing retained of $2.8 billion and $3.1 billion for the six months ended June 30, 2017 and 2016, respectively.

(5)
On-balance sheet residential loans and real estate owned include mortgage loans held for sale, the assets of the Non-Residual Trusts and Residual Trusts, and delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae.

At Freddie Mac’s request, we completed the voluntary transfer of $537.0 million in unpaid principal balance of MSR relating to Freddie Mac mortgage loans that are 90 days or more delinquent to another special default servicer during the six months ended June 30, 2017. This transfer is included in sales in the table above. Ditech Financial’s status as an approved seller/servicer for Freddie Mac has not been, and the Company does not expect such status to be, adversely impacted by the consummation of this voluntary MSR transfer.
The portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, net of recapture, of the total mortgage loan servicing portfolio was 14.11% and 14.29% for the six months ended June 30, 2017 and 2016, respectively.
Provided below is a summary of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	At June 30, 2017
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,482,187	$202,029,494	0.21%	9.83%
Second lien mortgages	123,494	3,942,934	0.44%	4.74%
Manufactured housing and other	189,380	5,401,854	1.08%	11.10%
Total accounts serviced for third parties (3)	1,795,061	211,374,282	0.24%	9.77%
On-balance sheet residential loans and real estate owned (4)	33,493	2,182,682		18.29%
Total mortgage loan servicing portfolio	1,828,554	$213,556,964		9.86%

	At December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Weighted Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,565,300	$212,990,240	0.22%	11.11%
Second lien mortgages	142,172	4,579,757	0.45%	4.90%
Manufactured housing and other	203,133	5,844,401	1.08%	11.67%
Total accounts serviced for third parties (3)	1,910,605	223,414,398	0.24%	10.99%
On-balance sheet residential loans and real estate owned (4)	34,903	2,368,593		14.52%
Total mortgage loan servicing portfolio	1,945,508	$225,782,991		11.03%
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

(3)
Consists of $104.0 billion and $107.4 billion in unpaid principal balance associated with servicing and subservicing contracts, respectively, at June 30, 2017 and $110.9 billion and $112.5 billion, respectively, at December 31, 2016.

(4)
Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees. The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment.

The unpaid principal balance of our third-party servicing portfolio decreased $12.0 billion at June 30, 2017 as compared to December 31, 2016 primarily due to runoff of the portfolio, partially offset by portfolio additions related primarily to loans originated with servicing retained. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $185.9 million can be attributed to a decrease in mortgage loans held for sale of $179.3 million and portfolio runoff of the assets held by the Residual and Non-Residual Trusts, offset in part by an increase in delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae.
The delinquencies associated with our third-party servicing portfolio decreased at June 30, 2017 as compared to December 31, 2016 primarily due to efforts to improve the collections coverage on delinquent loans by making adjustments to our dialing and coverage strategies, increasing resources allocated to the lower performing portfolios and reducing the level of delinquent loans allocated to each collector, as well as the transfer of certain non-performing loans out of our servicing portfolio. Additionally, delinquencies at December 31, 2016 were also still being negatively impacted by the closure of our regional offices. The delinquencies associated with our on-balance sheet residential loans and real estate owned have increased due to an increase in delinquent mortgage loans that we are required to record on our consolidated balance sheets as a result of our unilateral right to repurchase such loans from Ginnie Mae and modification buyouts, partially offset by the favorable impact of seasonality.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Servicing fees	$127,589	$175,611	$(48,022)	(27)%	$259,476	$351,966	$(92,490)	(26)%
Incentive and performance fees	14,372	15,671	(1,299)	(8)%	27,054	33,089	(6,035)	(18)%
Ancillary and other fees	20,944	24,488	(3,544)	(14)%	43,120	48,632	(5,512)	(11)%
Servicing revenue and fees	162,905	215,770	(52,865)	(25)%	329,650	433,687	(104,037)	(24)%
Changes in valuation inputs or other assumptions (1)	(34,751)	(127,713)	92,962	(73)%	(52,281)	(386,173)	333,892	(86)%
Other changes in fair value (2)	(31,963)	(59,780)	27,817	(47)%	(67,949)	(127,900)	59,951	(47)%
Change in fair value of servicing rights	(66,714)	(187,493)	120,779	(64)%	(120,230)	(514,073)	393,843	(77)%
Amortization of servicing rights	(9,543)	(2,179)	(7,364)	338%	(14,169)	(6,330)	(7,839)	124%
Change in fair value of servicing rights related liabilities (3)	—	1,903	(1,903)	(100)%	(62)	5,197	(5,259)	(101)%
Net servicing revenue and fees	$86,648	$28,001	$58,647	209%	$195,189	$(81,519)	$276,708	(339)%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)	Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $3.1 million and $7.0 million for the three and six months ended June 30, 2016.
Servicing fees decreased $48.0 million and $92.5 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to the planned shift of our third-party servicing portfolio from servicing to subservicing combined with runoff of the portfolio. We expect servicing fees to continue to decline as a result of the shift of our portfolio towards subservicing as we earn a lower fee for subservicing accounts in relation to servicing accounts. Average loans serviced decreased $34.8 billion, or 14%, and $31.3 billion, or 12%, for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Fees earned under HAMP decreased $1.1 million and $3.2 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due primarily to fewer loans having been eligible for these fees due to the expiration of HAMP on December 31, 2016. Other modification fees increased $1.4 million for the three months ended June 30, 2017 as compared to the same period of 2016 due primarily to a shift from HAMP incentives to Fannie Mae incentives and an increase in resources dedicated to helping customers complete modifications. Incentives relating to the performance of certain loan pools serviced by us decreased $0.5 million and $1.6 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively. We expect incentives relating to the performance of loan pools serviced by us to continue to decline as a result of market conditions and other factors, including changes in incentive programs, runoff of the related loan portfolio and improving economic conditions, which may reduce the opportunity to earn these incentives. Asset recovery income decreased $1.1 million and $1.2 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due primarily to runoff of the related portfolio.
Ancillary and other fees decreased $3.5 million and $5.5 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to lower late fee income resulting from a smaller portfolio in 2017.

Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Average unpaid principal balance of loans serviced (1)	$217,877,144	$252,656,638	$(34,779,494)	$220,815,888	$252,145,125	$(31,329,237)
Annualized average servicing fee (2)	0.23%	0.28%	(0.05)%	0.24%	0.28%	(0.04)%
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
The decrease in average servicing fee of five and four basis points for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, related primarily to the shift of our third-party servicing portfolio from servicing to subservicing.
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	June 30, 2017	December 31, 2016	Variance
Servicing rights at fair value	$870,758	$949,593	$(78,835)
Unpaid principal balance of accounts	95,370,268	101,387,913	(6,017,645)
Inputs and assumptions
Weighted-average remaining life in years	5.9	6.0	(0.1)
Weighted-average stated borrower interest rate on underlying collateral	4.14%	3.95%	0.19%
Weighted-average discount rate	11.97%	11.56%	0.41%
Weighted-average conditional prepayment rate	9.82%	9.09%	0.73%
Weighted-average conditional default rate	0.85%	0.88%	(0.03)%
The decrease in servicing rights carried at fair value at June 30, 2017 as compared to December 31, 2016 related primarily to a reduction in fair value of $120.2 million, partially offset by $53.3 million in servicing rights capitalized upon sales of loans. The reduction in fair value of servicing rights in 2017 was attributable to a loss of $52.3 million in changes in valuation inputs or other assumptions and a loss of $67.9 million in other changes in fair value, which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The loss resulting from changes in valuation inputs or other assumptions of $52.3 million for the six months ended June 30, 2017 was driven by market interest rate decreases during the period, increases in House Price Index projections, an adjustment to prepayment models for specific products, and updates to valuation assumptions related to collateral performance at June 30, 2017 as compared to December 31, 2016. In comparison, the loss resulting from changes in valuation inputs or other assumptions of $386.2 million for the six months ended June 30, 2016 was due primarily to a higher assumed conditional prepayment rate at June 30, 2016 as compared to December 31, 2015 resulting from declining interest rates and forward projections of interest rate curves, offset in part by a decline in discount rates.
The realization of expected cash flows decreased $60.0 million for the six months ended June 30, 2017 as compared to the same period in 2016 due primarily to a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.
Servicing Rights Related Liabilities
The net change in fair value of servicing rights related liabilities decreased $1.9 million and $5.3 million for the three and six months ended June 30, 2017 as compared to the same periods in 2016, respectively, as a result of the derecognition of the servicing rights related liabilities in the fourth quarter of 2016.

Interest Income on Loans
Interest income on loans decreased $1.4 million and $2.6 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Insurance Revenue
Insurance revenue decreased $8.6 million and $14.1 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services. Refer to Note 1 to the Consolidated Financial Statements for additional information on the sale of our insurance business.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees the Servicing segment charges to the Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention revenue of $6.5 million and $13.6 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, was due primarily to lower overall retention volume and a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.
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
The Originations segment recognizes the initial fair value of the entire commitment, including the servicing rights component, on the date of the commitment, while the Servicing segment historically recognized the change in fair value of the servicing rights component of our IRLCs and loans held for sale that occurred subsequent to the date of our commitment through the sale of the loan. Beginning with new locks occurring after January 1, 2017, the Servicing segment recognizes the change in fair value of the servicing rights component of the IRLCs and loans held for sale for Ginnie Mae loans that occur subsequent to the date of our commitment through the sale of the loan; however, the change in fair value of GSE loans is now in the Originations segment due to flow arrangements in place with third parties. Net losses on sales of loans for the Servicing segment consist of this change in fair value as well as net gains or losses on sales of loans to third parties. Net losses on sales of loans decreased $0.2 million and $4.4 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to smaller decrease in mortgage rates during the first half of 2017 as compared to the same period of 2016 and the related impact on realized and unrealized losses on originated mortgage servicing rights associated with the mortgage loan pipeline and mortgage loans held for sale.
Other Revenues
Other revenues increased $2.3 million and $4.8 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to higher other interest income.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $24.5 million for the three months ended June 30, 2017 as compared to the same period of 2016 resulting primarily from $9.3 million due to lower expense allocations, $6.9 million and $1.9 million in lower contractor costs and postage and printing costs, respectively, related to our servicing platform conversion that occurred in the second quarter of 2016, $5.7 million in lower compensating interest due to a shift from servicing to subservicing, and $2.9 million in lower charges associated with foreclosure and bankruptcy practices, offset in part by $2.9 million in higher costs associated with the use of MSP and outsourcing initiatives, and $2.2 million in higher advance loss provision.

General and administrative and allocated indirect expenses decreased $13.8 million for the six months ended June 30, 2017 as compared to the same period of 2016 resulting primarily from $11.0 million due to lower compensating interest due to a shift from servicing to subservicing, $8.6 million and $4.2 million in lower contractor costs and postage and printing costs, respectively, related to our servicing platform conversion that occurred in the second quarter of 2016, and $8.6 million in lower expense allocations, offset in part by $7.2 million in higher costs associated with the use of MSP and outsourcing initiatives, $5.6 million in higher charges associated with foreclosure and bankruptcy practices, and $4.0 million in higher legal expenses.
Salaries and Benefits
Salaries and benefits expense decreased $20.2 million and $36.5 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due to a $16.6 million and $28.0 million decrease, respectively, in compensation and benefits resulting primarily from a lower average headcount driven by site closures, organizational changes and a shift from full-time employees to outsourced services, a $5.1 million and $8.6 million decrease, respectively, related to a change in the commissions structure, and a $1.2 million and $2.4 million reduction, respectively, in overtime driven by cost reduction measures. Headcount assigned directly to our Servicing segment decreased by approximately 1,100 full-time employees from approximately 3,700 at June 30, 2016 to approximately 2,600 at June 30, 2017.
Interest Expense
Interest expense decreased $5.5 million and $10.5 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, driven by a decrease in interest expense related to servicing advance liabilities due primarily to the net pay down of our advance facilities resulting from advance reimbursements received in connection with the sale of loans and servicing rights in the fourth quarter of 2016.
Depreciation and Amortization
Depreciation and amortization decreased $2.2 million and $4.1 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to the sale of assets related to our insurance business in the first quarter of 2017 and the runoff of fixed assets and intangible assets.
Goodwill Impairment
We incurred $215.4 million in impairment charges during three and six months ended June 30, 2016 as a result of a goodwill evaluation performed in the second quarter of 2016.
Gain on Sale of Business
Gain on sale of business of $67.7 million for the six months ended June 30, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017.
Adjusted Loss and Adjusted EBITDA
Provided below is a summary of our Servicing segment's margin (in basis points):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Adjusted Loss margin (1)	(1)	(1)	—	(2)	(2)	—
Adjusted EBITDA margin (1)	8	10	(2)	7	11	(4)
__________

(1)
Margins are calculated by dividing the applicable non-GAAP measure by the average unpaid principal balance of loans serviced during the period as set forth in the table above under Net Servicing Revenue and Fees.

Adjusted EBITDA margin decreased by two and four basis points for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to lower revenues (adjusted for the impact of the change in fair value) per average UPB of loans serviced, which resulted from the decline in servicing fees, insurance revenue and intersegment retention revenue, partially offset by lower expenses per average UPB of loans serviced, which resulted primarily from the decrease in salaries and benefits.

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Net gains on sales of loans	$70,910	$100,358	$(29,448)	(29)%	$144,614	$188,340	$(43,726)	(23)%
Other revenues	9,610	9,851	(241)	(2)%	16,714	22,146	(5,432)	(25)%
Total revenues	80,520	110,209	(29,689)	(27)%	161,328	210,486	(49,158)	(23)%
Salaries and benefits	28,030	27,168	862	3%	58,733	60,245	(1,512)	(3)%
General and administrative and allocated indirect expenses	20,212	17,981	2,231	12%	44,726	46,627	(1,901)	(4)%
Interest expense	8,599	7,736	863	11%	17,999	16,011	1,988	12%
Intersegment retention expense	2,968	9,461	(6,493)	(69)%	7,357	20,994	(13,637)	(65)%
Depreciation and amortization	704	2,248	(1,544)	(69)%	1,671	4,593	(2,922)	(64)%
Total expenses	60,513	64,594	(4,081)	(6)%	130,486	148,470	(17,984)	(12)%
Income before income taxes	20,007	45,615	(25,608)	(56)%	30,842	62,016	(31,174)	(50)%

Adjustments to income before income taxes
Exit costs	442	303	139	46%	875	2,099	(1,224)	(58)%
Share-based compensation expense (benefit)	132	820	(688)	(84)%	(50)	233	(283)	(121)%
Other	(344)	1,515	(1,859)	(123)%	727	1,515	(788)	(52)%
Total adjustments	230	2,638	(2,408)	(91)%	1,552	3,847	(2,295)	(60)%
Adjusted Earnings (1)	20,237	48,253	(28,016)	(58)%	32,394	65,863	(33,469)	(51)%

EBITDA adjustments
Depreciation and amortization	704	2,248	(1,544)	(69)%	1,671	4,593	(2,922)	(64)%
Other	(2,428)	(7,013)	4,585	(65)%	(3,161)	(3,212)	51	(2)%
Total adjustments	(1,724)	(4,765)	3,041	(64)%	(1,490)	1,381	(2,871)	(208)%
Adjusted EBITDA	$18,513	$43,488	$(24,975)	(57)%	$30,904	$67,244	$(36,340)	(54)%
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

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Three Months Ended June 30, 2017				For the Three Months Ended June 30, 2016
	Correspondent	Consumer	Wholesale (1)	Total	Correspondent	Consumer	Retail (2)	Total
Locked Volume (3)
Purchase	$1,987,438	$31,437	$151,509	$2,170,384	$2,393,529	$30,134	$—	$2,423,663
Refinance	742,148	1,201,230	119,248	2,062,626	1,246,967	1,636,481	—	2,883,448
Total	$2,729,586	$1,232,667	$270,757	$4,233,010	$3,640,496	$1,666,615	$—	$5,307,111

Funded Volume
Purchase	$2,028,952	$26,826	$125,112	$2,180,890	$2,068,751	$34,982	$—	$2,103,733
Refinance	749,425	1,168,392	97,207	2,015,024	1,120,269	1,526,088	—	2,646,357
Total	$2,778,377	$1,195,218	$222,319	$4,195,914	$3,189,020	$1,561,070	$—	$4,750,090

Sold Volume
Purchase	$2,061,932	$22,110	$98,251	$2,182,293	$1,887,492	$34,080	$—	$1,921,572
Refinance	789,676	1,272,254	83,701	2,145,631	1,091,314	1,573,204	523	2,665,041
Total	$2,851,608	$1,294,364	$181,952	$4,327,924	$2,978,806	$1,607,284	$523	$4,586,613

	For the Six Months Ended June 30, 2017				For the Six Months Ended June 30, 2016
	Correspondent	Consumer	Wholesale (1)	Total	Correspondent	Consumer	Retail (2)	Total
Locked Volume (3)
Purchase	$4,296,845	$44,154	$240,297	$4,581,296	$4,243,259	$61,445	$5,893	$4,310,597
Refinance	1,782,716	2,546,814	207,390	4,536,920	2,418,990	3,153,327	5,030	5,577,347
Total	$6,079,561	$2,590,968	$447,687	$9,118,216	$6,662,249	$3,214,772	$10,923	$9,887,944

Funded Volume
Purchase	$4,202,660	$38,587	$168,533	$4,409,780	$4,052,899	$81,144	$10,900	$4,144,943
Refinance	1,823,333	2,833,251	153,111	4,809,695	2,295,863	3,273,183	3,983	5,573,029
Total	$6,025,993	$2,871,838	$321,644	$9,219,475	$6,348,762	$3,354,327	$14,883	$9,717,972

Sold Volume
Purchase	$4,160,812	$36,468	$125,163	$4,322,443	$3,987,931	$75,511	$34,456	$4,097,898
Refinance	1,916,802	3,021,824	142,432	5,081,058	2,288,003	3,364,863	30,211	5,683,077
Total	$6,077,614	$3,058,292	$267,595	$9,403,501	$6,275,934	$3,440,374	$64,667	$9,780,975
__________

(1)	During the third quarter of 2016 we re-entered the wholesale channel in an effort to expand our customer base.

(2)	We exited the consumer retail channel in January 2016.

(3)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

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
Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Realized gains on sales of loans	$81,393	$77,601	$3,792	5%	$106,131	$154,867	$(48,736)	(31)%
Change in unrealized gains on loans held for sale	(5,973)	3,123	(9,096)	(291)%	13,441	14,416	(975)	(7)%
Gains (losses) on interest rate lock commitments (1)	(15,586)	11,855	(27,441)	(231)%	(20,094)	27,014	(47,108)	(174)%
Losses on forward sales commitments (1)	(2,858)	(43,384)	40,526	(93)%	(23,406)	(110,337)	86,931	(79)%
Losses on MBS purchase commitments (1)	(14,102)	(2,477)	(11,625)	n/m	(2,218)	(13,273)	11,055	(83)%
Capitalized servicing rights	21,138	47,832	(26,694)	(56)%	54,459	104,202	(49,743)	(48)%
Provision for repurchases	(2,003)	(3,724)	1,721	(46)%	(3,798)	(8,437)	4,639	(55)%
Interest income	9,206	9,532	(326)	(3)%	20,393	19,888	505	3%
Other	(305)	—	(305)	n/m	(294)	—	(294)	n/m
Net gains on sales of loans	$70,910	$100,358	$(29,448)	(29)%	$144,614	$188,340	$(43,726)	(23)%
__________

(1)
Realized losses on freestanding derivatives were $33.7 million and $30.1 million for the three months ended June 30, 2017 and 2016, respectively, and $3.6 million and $89.4 million for the six months ended June 30, 2017 and 2016, respectively.

The decrease in net gains on sales of loans for the three and six months ended June 30, 2017 as compared to the same periods of 2016 was primarily due to an overall lower volume of locked loans combined with a shift in mix from the higher margin consumer channel to the lower margin correspondent and wholesale channels. In addition, consumer channel locked volume declined due to lower HARP volume in 2017, a market shift away from loan refinance towards home purchase volume, and a reduction in direct mail lead generation. Capitalized servicing rights declined as a result of our agreement with NRM in which a significant portion of our conventional servicing rights are transferred to NRM on a flow or co-issue basis at the time of the sale.
The three and six months ended June 30, 2017 and 2016 included the benefit of higher margins from HARP, which is scheduled to expire on September 30, 2017. HARP is a federal program of the U.S. that helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing occurred in prior periods.

Provided below is a summary of origination economics for all channels (in basis points):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	Amount	%	2017	2016	Amount	%
Gain on sale of loans (1)	168	189	(21)	(11)%	159	190	(31)	(16)%
Fee income (2)	23	21	2	10%	18	23	(5)	(22)%
Direct expenses (2)	(121)	(123)	2	(2)%	(116)	(130)	14	(11)%
Direct margin	70	87	(17)	(20)%	61	83	(22)	(27)%
__________

(1)	Calculated on pull-through adjusted lock volume.

(2)	Calculated on funded volume.
The decrease in direct margin for the three and six months ended June 30, 2017 as compared to the same periods of 2016 was primarily due to lower gain on sale of loans margins, partially offset by lower direct expense margins. Gain on sale of loans margins decreased in part due to the shift in mix to the lower margin correspondent and wholesale channels. In addition, there were lower margins in the consumer channel due to lower pull-through of locked loans and a lower portion of HARP volume and lower margins in the correspondent channel as a result of our agreement with NRM as discussed above. Our correspondent and wholesale volume represented 72% of total pull-through adjusted locked volume during the six months ended June 30, 2017 as compared to 67% during the six months ended June 30, 2016.
Fee income margins declined during the six months ended June 30, 2017 as compared to the same period of 2016 related to the consumer channel as loans continued to fund in 2017 under a program in place through December 31, 2016 in which certain fees were waived. Direct expense margins declined during the three and six months ended June 30, 2017 as compared to the same periods of 2016 primarily due to lower intersegment expense as a result of lower overall retention volume and a smaller capitalized servicing portfolio resulting from sales and runoff of the portfolio.
Other Revenues
Other revenues, which consist primarily of origination fee income and interest on cash equivalents, decreased $5.4 million for the six months ended June 30, 2017 as compared to the same period of 2016 resulting primarily from $4.9 million in lower origination fee income related to the consumer channel as loans continued to fund in 2017 under a program in place through December 31, 2016 in which certain fees were waived.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses increased $2.2 million for the three months ended June 30, 2017 as compared to the same period of 2016 primarily due to a $5.8 million lower reduction to the representations and warranty reserve due to a change in estimate of the liability in the second quarter of 2016, offset in part by $1.4 million in lower advertising costs resulting from a decrease in mail solicitations due to a strategy shift in lead acquisition as well as lower sponsorship costs.
General and administrative and allocated indirect expenses decreased $1.9 million for the six months ended June 30, 2017 as compared to the same period of 2016 primarily due to $4.0 million in lower advertising costs resulting from a decrease in mail solicitations attributable to a strategy shift in lead acquisition and decreases in sponsorship costs and gift card campaigns, and $1.5 million in lower document custody and overnight delivery costs, partially offset by $4.7 million of lower reduction to the representations and warranty reserve.
Interest Expense
Interest expense increased $0.9 million and $2.0 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to a higher average cost of debt, offset in part by lower average borrowings on master repurchase agreements due to a lower volume of loan fundings.
Intersegment Retention Expense
Intersegment retention expense relates to fees charged by the Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention expense of $6.5 million and $13.6 million during the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, was due primarily to lower overall retention volume and a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.

Adjusted Earnings and Adjusted EBITDA
Adjusted Earnings decreased $28.0 million and $33.5 million and Adjusted EBITDA decreased $25.0 million and $36.3 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due primarily to lower net gains on sales of loans, partially offset by a decrease in intersegment retention expense as discussed above.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Net fair value gains on reverse loans and related HMBS obligations	$7,872	$7,650	$222	3%	$22,574	$42,858	$(20,284)	(47)%
Net servicing revenue and fees	7,083	7,001	82	1%	14,591	13,910	681	5%
Other revenues	454	1,486	(1,032)	(69)%	737	3,464	(2,727)	(79)%
Total revenues	15,409	16,137	(728)	(5)%	37,902	60,232	(22,330)	(37)%
Salaries and benefits	12,459	16,350	(3,891)	(24)%	25,988	34,398	(8,410)	(24)%
General and administrative and allocated indirect expenses	12,743	21,967	(9,224)	(42)%	22,462	37,962	(15,500)	(41)%
Interest expense	4,288	2,414	1,874	78%	6,679	3,929	2,750	70%
Depreciation and amortization	865	1,587	(722)	(45)%	1,919	2,875	(956)	(33)%
Other expenses, net	1,554	763	791	104%	2,653	1,961	692	35%
Total expenses	31,909	43,081	(11,172)	(26)%	59,701	81,125	(21,424)	(26)%
Other losses	—	—	—	—%	—	(1,024)	1,024	(100)%
Loss before income taxes	(16,500)	(26,944)	10,444	(39)%	(21,799)	(21,917)	118	(1)%

Adjustments to loss before income taxes
Fair value to cash adjustment for reverse loans	12,039	14,512	(2,473)	(17)%	15,378	(3,197)	18,575	n/m
Exit costs	614	407	207	51%	1,292	407	885	217%
Share-based compensation expense	70	610	(540)	(89)%	204	923	(719)	(78)%
Other	(31)	1,398	(1,429)	(102)%	174	2,446	(2,272)	(93)%
Total adjustments	12,692	16,927	(4,235)	(25)%	17,048	579	16,469	n/m
Adjusted Loss (1)	(3,808)	(10,017)	6,209	(62)%	(4,751)	(21,338)	16,587	(78)%

EBITDA adjustments
Depreciation and amortization	865	1,587	(722)	(45)%	1,919	2,875	(956)	(33)%
Amortization of servicing rights	383	446	(63)	(14)%	782	906	(124)	(14)%
Other	27	21	6	29%	55	54	1	2%
Total adjustments	1,275	2,054	(779)	(38)%	2,756	3,835	(1,079)	(28)%
Adjusted EBITDA	$(2,533)	$(7,963)	$5,430	(68)%	$(1,995)	$(17,503)	$15,508	(89)%
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

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the period	56,550	$10,340,727	56,046	$9,818,400
New business added	2,810	581,175	5,801	951,265
Other additions (1)	—	386,897	—	387,373
Payoffs and sales	(6,442)	(1,359,735)	(4,632)	(966,607)
Balance at end of the period	52,918	$9,949,064	57,215	$10,190,431
__________

(1)	Other additions include additions to the principal balance serviced related to draws on lines-of-credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our reverse loan servicing portfolio (dollars in thousands):

	At June 30, 2017		At December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	52,918	$9,949,064	56,550	$10,340,727
On-balance sheet residential loans and real estate owned	59,516	10,129,414	62,485	10,321,425
Total reverse loan servicing portfolio	112,434	$20,078,478	119,035	$20,662,152
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio, which is calculated as the annual average servicing fee divided by the ending unpaid principal balance, was 0.13% at June 30, 2017 and December 31, 2016.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Interest income on reverse loans	$113,644	$113,631	$13	—%	$226,946	$224,225	$2,721	1%
Interest expense on HMBS related obligations	(101,290)	(103,368)	2,078	(2)%	(203,726)	(206,622)	2,896	(1)%
Net interest income on reverse loans and HMBS related obligations	12,354	10,263	2,091	20%	23,220	17,603	5,617	32%

Change in fair value of reverse loans	(41,075)	27,744	(68,819)	(248)%	(111,765)	71,984	(183,749)	(255)%
Change in fair value of HMBS related obligations	36,593	(30,357)	66,950	(221)%	111,119	(46,729)	157,848	(338)%
Net change in fair value on reverse loans and HMBS related obligations	(4,482)	(2,613)	(1,869)	72%	(646)	25,255	(25,901)	(103)%
Net fair value gains on reverse loans and related HMBS obligations	$7,872	$7,650	$222	3%	$22,574	$42,858	$(20,284)	(47)%

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
Net interest income on reverse loans and HMBS related obligations increased $2.1 million and $5.6 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily as a result of a decrease in HMBS related obligations as a result of an increase in buyouts, partially offset by an increase in nonperforming reverse loans, which have lower interest rates than performing loans. If the net interest income were adjusted for interest expense from debt financing on buyouts, the increase would be $0.2 million and $2.9 million for the three and six months ended June 30, 2017, respectively. The net change in fair value on reverse loans and HMBS related obligations is comprised of cash generated by origination, purchase, and securitization of HECMs as well as non-cash fair value gains or losses. Cash generated by the origination, purchase and securitization of HECMs decreased $4.3 million and $7.3 million during the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily as a result of overall lower origination volumes due to our exit from the reverse mortgage originations business, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value losses decreased by $2.5 million for the three months ended June 30, 2017 as compared to the same period of 2016 due primarily to valuation model assumption adjustments for buyout loans in the second quarter of 2017 offset by a flattening of the interest rate curve in the second quarter of 2017 as compared to the second quarter of 2016. Net non-cash fair value adjustments decreased $18.6 million for the six months ended June 30, 2017 as compared to the same period of 2016 due primarily to the aforementioned valuation model assumption adjustments for buyout loans and a flattening of the interest rate curve in 2017 as compared to 2016.
Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rates utilized in the valuation of reverse loans and HMBS related obligations has increased from 28.48% and 27.74%, respectively, at December 31, 2016 to 30.91% and 30.09%, respectively, at June 30, 2017 primarily due to the aging of the portfolio.
Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Funded volume	$91,955	$200,634	$(108,679)	(54)%	$223,692	$385,024	$(161,332)	(42)%
Securitized volume (1)	113,713	188,506	(74,793)	(40)%	254,499	376,385	(121,886)	(32)%
__________

(1)
Securitized volume includes $84.8 million and $113.6 million of tails securitized for the three months ended June 30, 2017 and 2016, respectively, and $175.9 million and $228.9 million of tails securitized for the six months ended June 30, 2017 and 2016, respectively. Tail draws associated with the HECM IDL product were $47.5 million and $69.5 million for the three months ended June 30, 2017 and 2016, respectively, and $99.5 million and $138.5 million for the six months ended June 30, 2017 and 2016, respectively.

Funded and securitized volumes decreased for the three and six months ended June 30, 2017 as compared to the same periods of 2016 primarily due to the decision made by management during December 2016 to exit the reverse mortgage originations business. As of June 30, 2017, there were no reverse loans in the originations pipeline, and certain activities are currently underway to finalize the shutdown of the reverse mortgage originations business. We will continue to fund undrawn tails available to customers. Refer to Note 8 to Consolidated Financial Statements for additional information regarding exit activities.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Three Months Ended June 30,		Variance		For the Six Months Ended June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Servicing fees	$3,343	$3,529	$(186)	(5)%	$6,739	$7,047	$(308)	(4)%
Performance fees	2,423	2,340	83	4%	4,895	4,694	201	4%
Ancillary and other fees	1,700	1,578	122	8%	3,739	3,075	664	22%
Servicing revenue and fees	7,466	7,447	19	—%	15,373	14,816	557	4%
Amortization of servicing rights	(383)	(446)	63	(14)%	(782)	(906)	124	(14)%
Net servicing revenue and fees	$7,083	$7,001	$82	1%	$14,591	$13,910	$681	5%
The increase in net servicing revenue and fees of $0.7 million for the six months ended June 30, 2017 as compared to the same period in 2016 was due primarily to an increase in ancillary and other fees due to additional fees related to boarding and subservicing of loans.
Salaries and Benefits
Salaries and benefits expense decreased $3.9 million and $8.4 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due primarily to lower compensation, bonuses and commissions as a result of lower origination volume and lower average headcount resulting from our decision to exit the reverse mortgage originations business. Headcount assigned directly to our Reverse Mortgage segment decreased by approximately 200 full-time employees from 900 at June 30, 2016 to 700 at June 30, 2017.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $9.2 million for the three months ended June 30, 2017 as compared to the same period of 2016, due primarily to a $1.7 million decrease in curtailment-related accruals, a $1.0 million decrease in loss accruals related to servicing advances, $1.4 million of lower advertising costs, a $1.0 million decrease in contractor fees, and a $0.7 million decrease in purchased services due to our exit from the reverse mortgage originations business during 2017. In addition, corporate allocations decreased $1.9 million for the three months ended June 30, 2017 as compared to the same period of 2016.
General and administrative and allocated indirect expenses decreased $15.5 million for the six months ended June 30, 2017 as compared to the same period of 2016, due primarily to a $3.6 million decrease in curtailment-related accruals, a $2.6 million decrease in loss accruals related to servicing advances, $2.5 million of lower advertising costs, a $1.6 million decrease in contractor fees, and a $1.0 million decrease in purchased services due to our exit from the reverse mortgage originations business during 2017. In addition, corporate allocations decreased $2.2 million for the six months ended June 30, 2017 as compared to the same period of 2016.
Interest Expense
Interest expense increased $1.9 million and $2.8 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, due primarily to higher average borrowings on master repurchase agreements and higher average cost of debt.
Adjusted Loss and Adjusted EBITDA
Adjusted Loss decreased $6.2 million and $16.6 million and Adjusted EBITDA improved $5.4 million and $15.5 million for the three and six months ended June 30, 2017 as compared to the same periods of 2016, respectively, primarily due to the decrease in general and administrative expenses and in salaries and benefits as described above.

Other Non-Reportable
Other revenues consist primarily of asset management advisory fees, investment income and other interest income. Other revenues and total expenses remained relatively flat for the three and six months ended June 30, 2017 as compared to the same periods of 2016.
The increase in other net fair value losses from $1.0 million for the three months ended June 30, 2016 to $8.2 million for the same period in 2017, was primarily driven by negative assumption change impacts on the assets and liabilities of the Non-Residual Trusts predominately due to higher conditional default rates resulting from higher delinquencies. The decline in other net fair value losses from $3.2 million during the six months ended June 30, 2016 to $1.7 million for the same period in 2017 was primarily related to lower negative LIBOR impacts during 2017, partially offset by the aforementioned higher negative assumption change impacts on the assets and liabilities of the Non-Residual Trusts.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional customer borrowings on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicer licensing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver.
At June 30, 2017, our liquidity was $431.4 million. As discussed further in the Corporate Debt section below, at June 30, 2017 we did not have access to borrowings under the 2013 Revolver. At June 30, 2017, we had contractual obligations, subject to certain conditions and adjustments, to utilize approximately $8.3 million of our liquidity to fund acquisitions of servicing rights, including related servicer and protective advances.
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
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow us to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, business and asset acquisitions, cash taxes and cash requirements associated with mandatory clean-up call obligations on the Non-Residual trusts and all required debt service obligations for the next 12 months. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates, the continued availability of financing, our debt restructuring initiative and related RSA, and other factors discussed below. Our liquidity outlook assumes we are able to maintain or renew, replace, or resize our existing mortgage loan servicing advance facilities, mortgage loan master repurchase agreements and reverse loan master repurchase agreements to fund repurchases of HECMs with enough capacity to meet projected needs, and/or are able to implement other financing solutions to meet such needs. However, there can be no assurance that these facilities or other solutions will be available to us in the future. We continually monitor our cash flows and liquidity in order to be responsive to changing conditions and other factors, including recent adverse pressures on the Company’s relationships with certain counterparties and key stakeholders who are critical to its business, which adverse pressures the Company expects to continue as a result of, among other things, the potential delisting of the Company’s common stock from the NYSE, the status of the Company’s debt restructuring initiative and the terms of the RSA, including the possibility of an In-Court Restructuring and the substantial doubt about the Company’s ability to continue as a going concern related thereto, and the restatement of certain of the Company’s previously issued consolidated financial statements to reflect a correction to the net deferred tax assets balance.
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, liquidity and financing activities. Our business may be adversely impacted by the following factors, among others: failure to maintain sufficient liquidity to operate our servicing and lending businesses due to the inability to renew, replace or extend our advance financing or warehouse facilities on favorable terms, or at all; failure to comply with covenants contained in our debt agreements or obtain any necessary waivers and/or amendments; failure to resolve our obligation with respect to the remaining mandatory clean-up calls; and failure to successfully restructure our corporate debt.

We use and rely upon short-term borrowing facilities to fund our servicing, originations and reverse mortgage operating businesses. As a result of continued losses, the need for additional waivers and/or amendments, including those required as a result of or in connection with the restatement discussed in Note 1 to the Consolidated Financial Statements, and the passage of time since we first announced our debt restructuring initiative, certain of our lenders have effected reductions in advance rates and/or have required other changes to the terms of such facilities, which has negatively impacted our available liquidity and capital resources. Each of these facilities is typically subject to renewal each year. Borrowing capacity on the various facilities is dependent upon maintaining compliance with the representations, terms, conditions and covenants of the respective agreements. We intend to renew, replace, or expand our facilities consistent with our past practices and may seek waivers or amendments in the future, if necessary. We are in negotiations with current and prospective lenders regarding expanded financing capacity for our reverse loan repurchases and/or replacement financing capacity for our originations business in the event we experience a material reduction in the financing capacity available to us under our existing borrowing facilities or otherwise require additional financing capacity to support our businesses and obligations. No assurance can be given that we will be successful in maintaining adequate financing capacity with our current or prospective lenders. See Notes 2 and 9 to the Consolidated Financial Statements.
As discussed above under Debt Restructuring Initiative, we continue to focus on our debt restructuring initiative to seek to improve our capital structure through the restructuring of our corporate debt and continue to incur significant expense in connection therewith.
On July 31, 2017, we entered into the RSA with the Consenting Term Lenders, pursuant to which the parties thereto have agreed to, among other things, the principal terms of a proposed financial restructuring of the Company, which will be implemented through an Out-of-Court Restructuring and, in the absence of sufficient stakeholder support for an Out-of-Court Restructuring, an In-Court Restructuring.
Pursuant to the terms of the RSA, on the dates specified in the RSA, we are obligated to purchase at par (or in certain limited circumstances, voluntarily prepay) the term loans of the Consenting Term Lenders in an aggregate principal amount of $100 million. On July 31, 2017, we entered into a third amendment to the Credit Agreement pursuant to which the 2013 Credit Agreement was amended to, among other things, require that upon receipt by the Company or certain of its subsidiaries of the gross proceeds of any disposition of certain Bulk MSR (as defined in the 2013 Credit Agreement) by the Company or such subsidiaries, the Company shall make a prepayment of the term loans in an amount equal to 80% of such gross proceeds; provided that, to the extent as of the earlier of 120 days following the Effective Date (as defined in the RSA) and February 15, 2018 the aggregate principal amount of term loans prepaid as a result of such prepayments is less than $100 million, the Company shall be required to prepay as of such date the term loans in an amount equal to $100 million minus the amount of proceeds of such dispositions of Bulk MSR previously applied to prepay the term loans after the date of the Third Amendment pursuant to such mandatory prepayment. The Third Amendment also requires mandatory prepayments of the term loans in an amount equal to (i) 80% of the net sale proceeds of non-ordinary course asset sales and dispositions of certain Bulk MSR and (ii) 100% of the net sale proceeds of certain non-core assets, in each case, received by the Company and certain of its subsidiaries.
The Company is subject to various financial and other covenants under its existing debt agreements, many of which contain cross default provisions such that if a default occurs under any one agreement, the lenders under the Company’s other debt agreements could declare a default. The lenders can waive their contractual rights in the event of a default. In connection with the financial statement restatement discussed in Note1 to the Consolidated Financial Statements and the conclusions reached regarding going concern included Note 2 to the Consolidated Financial Statements, the Company received waivers and/or amendments under its warehouse and advance financing facilities, the Credit Agreement and the Senior Notes Indenture to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting or arising from the restatement discussed in Note 1 and the going concern matters discussed herein.
The Company is not currently in compliance with, and may be unable to regain and/or maintain compliance with, certain continued listing standards of the NYSE. If the Company is unable to cure any event of noncompliance with any continued listing standard of the NYSE within the applicable timeframe and other parameters set forth by the NYSE, or if the Company fails to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of the Company’s common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, the Company’s common stock. If the Company’s common stock is delisted from the NYSE, this could also have negative implications on the Company’s business relationships under the Company’s material agreements with lenders and other counterparties. If the Company’s common stock is delisted from the NYSE, it would constitute a fundamental change as that term is defined under the terms of the Convertible Notes, and require, among other things, that the Company take steps to make an offer to repay the Convertible Notes at 100% of the principal amount thereof. The Company currently is not permitted to repurchase the Convertible Notes pursuant to the terms of certain of its debt facilities and agreements. If the Company is delisted and is not able to satisfy this obligation, it would constitute an event of default under the indenture governing the Convertible Notes and result in a cross-default under certain of the Company’s other debt agreements. In such event, the trustee or the holders of 25% in aggregate principal amount outstanding of the convertible notes will have the right to accelerate such indebtedness.

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
As disclosed in Note 12 to the Consolidated Financial Statements, the Company is obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. Additionally, as part of its Reverse Mortgage segment, the Company is obligated to purchase loans out of Ginnie Mae securitization pools under certain circumstances.
The Company is proactively engaged with its lenders and other counterparties to address the challenges and uncertainties set forth above, including obtaining requisite waivers, seeking access to the securitization market, obtaining bids from various counterparties with regard to its clean-up call obligations, working to regain compliance with NYSE continued listing standards and continuing to engage with key stakeholders. See Note 2 to the Consolidated Financial Statements.
The above factors have been taken into account in assessing the Company’s liquidity and ability to meets is obligations for the next twelve months from the date of issuance of the financial statements included in this quarterly report on Form 10-Q. Based on this assessment, management has concluded that while there can be no assurance that the Company’s recent and future actions will be successful in mitigating the risks and uncertainties applicable to its business, the Company’s current plans provide enough liquidity to meet its obligations over the next twelve months from the date of issuance of the financial statements. However, as set forth in the RSA, the parties thereto have agreed to, among other things, the principal terms of a proposed financial restructuring of the Company, which will be implemented through an Out-of-Court Restructuring and, in the absence of sufficient stakeholder support for an Out-of-Court Restructuring, an In-Court Restructuring. The potential for an In-Court Restructuring raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The Company will continue to monitor progress on its initiatives and the impact on its ongoing assessment of going concern in future periods.
Mortgage Loan Servicing Business
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to pay property taxes, insurance premiums and foreclosure costs and various other items, referred to as protective advances. Protective advances are required to preserve the collateral underlying the residential loans being serviced. In addition, we advance our own funds to meet contractual payment requirements for credit owners. As a result of bulk servicing rights acquisitions in 2013 and 2014, we experienced and continue to incur an elevated level of advance funding requirements. Subservicers are generally reimbursed for advances in the month following the advance, so our advance funding requirements may continue to be reduced if we succeed in transitioning to a greater mix of subservicing in our portfolio. In the normal course of business, we borrow money from various counterparties who provide us with financing to fund a portion of our mortgage loan related servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Our ability to fund servicing advances is a significant factor that affects our liquidity, and to operate and grow our servicing portfolio we depend upon our ability to secure these types of arrangements on acceptable terms and to renew, replace or resize existing financing facilities as they expire. However, there can be no assurance that these facilities will be available to us in the future. The servicing advance financing agreements that support our servicing operations are discussed below.

Servicing Advance Liabilities
Ditech Financial has four servicing advance facilities through several lenders and an Early Advance Reimbursement Agreement with Fannie Mae, which, in each case, are used to fund servicer and protective advances that are its responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity of $975.0 million at June 30, 2017, of which we had utilized approximately $545.5 million as of such date. The interest rates for the servicing advance facilities and Early Advance Reimbursement Agreement are either fixed or are primarily based on LIBOR plus between 2.50% and 3.00% and have various expiration dates from August 2017 to October 2018. Payments on the amounts due under these agreements are paid from certain proceeds received (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) issuance of new notes or other refinancing transactions. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities, with total borrowing capacity of approximately $775.0 million at June 30, 2017, are non-recourse to us.
The servicing advance facilities contain customary events of default and covenants, including, in certain transactions, financial covenants. Financial covenants most sensitive to our operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Ditech Financial received waivers from each of its lenders to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting from or arising from the restatement, as described in Note 3 to the Consolidated Financial Statements.
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
At June 30, 2017, the GTAAFT Facility consists of (i) Series 2016-T1 two-year term notes issued September 30, 2016 with an aggregate principal balance of $300.0 million and an expected repayment date of October 15, 2018, and (ii) up to $400.0 million of Series 2014-VF2 variable funding notes with an expected repayment date of October 4, 2017. On June 15, 2017, the Series 2015-T2 three year term notes with an aggregate principal balance of $140.0 million and which had an expected repayment date of October 15, 2018 were fully redeemed. We recognized a loss on extinguishment of $0.7 million, which included $0.4 million for the write-off of deferred financing fees and a $0.3 million prepayment premium. At June 30, 2017, an aggregate principal balance of $358.8 million of notes were outstanding under this facility: $300.0 million principal balance of 2016-T1 term notes; and $58.8 million principal balance of variable funding notes.
The collateral securing the term notes and the variable funding notes consists primarily of rights to reimbursement for servicer and protective advances in respect of certain mortgage loans serviced by Ditech Financial on behalf of Freddie Mac and Fannie Mae as well as cash.
The Series 2016-T1 term notes were issued in four classes. Interest on the term notes is based on a fixed rate per annum ranging from approximately 2.38% to 4.06%. If the Series 2016-T1 term notes are not redeemed or refinanced on or prior to October 15, 2018, one-twelfth of the related note balances will be required to be repaid on October 15, 2018 and each monthly payment date thereafter. Failure to make any such one-twelfth payment will result in an event of default.
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
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest and servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in March 2017 and expires on March 31, 2018. If not renewed in 2018, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At June 30, 2017, we had borrowings of $69.2 million under the Early Advance Reimbursement Agreement, which has a capacity of $100.0 million.
Other Servicing Advance Facilities
Ditech Financial has three additional servicing advance facilities through several lenders that are used to fund servicer and protective advances that are its responsibility under certain servicing agreements. These servicing advance facilities had an aggregate capacity amount of $175.0 million at June 30, 2017. The interest rates are primarily based on LIBOR plus between 2.50% and 3.00% and have various expiration dates from August 2017 to July 2018. One of these servicing advance facilities, with total borrowing capacity of $75.0 million, is non-recourse to us. At June 30, 2017, we had borrowings of $117.6 million under these facilities.

Mortgage Loan Originations Business
Master Repurchase Agreements
Ditech Financial utilizes master repurchase agreements to fund the origination and purchase of residential loans. These agreements were entered into by Ditech Financial and various warehouse lenders. Our five repurchase agreements had an aggregate capacity of $1.9 billion at June 30, 2017. At June 30, 2017, the interest rates under our repurchase agreements were primarily based on LIBOR plus between 2.10% and 3.00% and have various expiration dates from August 2017 to May 2018. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume; however, there can be no assurance that these facilities will be available to us in the future. At June 30, 2017, $1.0 billion of the aggregate capacity has been provided on an uncommitted basis. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Ditech Financial under its master repurchase agreements are guaranteed by the Parent Company. We had $891.2 million of short-term borrowings under these master repurchase agreements at June 30, 2017, which included $187.1 million of borrowings utilizing uncommitted funds.
Based on our projected future funding needs, in February 2017 we entered in to an amendment with a lender to, among other things, shift $100.0 million of uncommitted capacity under a Ditech Financial master repurchase agreement with such lender to a RMS master repurchase agreement with such lender. Furthermore, in May 2017, upon execution of the annual renewal for a master repurchase agreement with another lender, an additional $100.0 million of capacity ($50.0 million in committed capacity and $50.0 million in uncommitted capacity) under the Ditech Financial master repurchase agreement with such lender was shifted to the RMS master repurchase agreement with such lender.
Our ability to utilize our master repurchase facilities from time to time depends, among other things, upon us being able to make representations and warranties as to our solvency, the accuracy of information we have furnished, no material adverse changes having occurred, maintenance of our approved seller/servicer status with GSEs, no notices of adverse actions having been received from GSEs or agencies, the adequacy of our control program, our ability to service loans in accordance with accepted servicing practices and our compliance with applicable laws. All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. Ditech Financial was in compliance with all financial covenants relating to master repurchase agreements at June 30, 2017.
Ditech Financial received waivers and/or amendments required as a result of the restatement of its and the Company's consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 and conclusions reached regarding the Company's ability to continue as a going concern, as described in Note 2 to the Consolidated Financial Statements. The Ditech Financial master repurchase agreements that contain profitability covenants were also amended to allow for a net loss under such covenants for the quarters ending September 30, 2017 and December 31, 2017 as applicable to the terms of each respective agreement. These amendments, among other things, reduced the advance rates on certain facilities. Additionally, upon executing an extension of one of the facilities, the capacity on the facility was reduced by $100.0 million. As a result of receiving these waivers, Ditech Financial was in compliance with the terms of these facilities at June 30, 2017.
We are dependent on the ability to secure warehouse facilities on acceptable terms and to renew, replace or resize existing facilities as they expire. If we fail to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. We intend to renew, replace, or expand our facilities and may seek waivers or amendments in the future, if necessary; however, there can be no assurance that these or others actions will be successful.

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
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At June 30, 2017, our maximum exposure to repurchases due to potential breaches of representations and warranties was $67.4 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through June 30, 2017 adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales during this period were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of the period	$21,562	$27,106	$22,094	$23,145
Provision for new sales	2,003	3,724	3,798	8,437
Change in estimate of existing reserves (1)	(4,238)	(10,086)	(6,014)	(10,759)
Net realized losses on repurchases	(58)	(481)	(609)	(560)
Balance at end of the period	$19,269	$20,263	$19,269	$20,263
__________

(1)
The change in estimate of existing reserves during the three and six months ended June 30, 2017 primarily relates to portfolio performance, voluntary loan payoffs and paydowns, clean loan reviews, and loans meeting certain age triggers which reduces estimated loss exposure.

Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	22	$4,564	40	$10,466
Repurchases and indemnifications	(10)	(2,225)	(9)	(2,570)
Claims initiated	37	8,238	61	12,891
Rescinded	(18)	(3,855)	(62)	(13,791)
Balance at end of the period	31	$6,722	30	$6,996

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	29	$5,974	30	$6,225
Repurchases and indemnifications	(20)	(4,138)	(19)	(4,416)
Claims initiated	59	12,265	110	24,725
Rescinded	(37)	(7,379)	(91)	(19,538)
Balance at end of the period	31	$6,722	30	$6,996
The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at June 30, 2017 based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Unpaid Principal Balance
2013	$9,019,387
2014	11,441,525
2015	18,864,919
2016	18,769,963
2017	9,322,584
Total	$67,418,378
Reverse Mortgage Business
Master Repurchase Agreements
Through RMS's warehouse facilities under master repurchase agreements we finance the origination or purchase of reverse loans and repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. At June 30, 2017, the two facilities had an aggregate capacity of $500.0 million, all of which could be used to repurchase HECMs and real estate owned from Ginnie Mae securitization pools. At June 30, 2017, the interest rates on the facilities were based on LIBOR or other applicable index plus between 3.13% and 3.25% and have expiration dates of February 2018 and May 2018. These facilities are secured by the underlying assets and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from proceeds received on the securitization of the underlying reverse loans, claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan repurchases and timing of reimbursement from HUD; however, there can be no assurance that these facilities will be available to us in the future. At June 30, 2017, $250.0 million of the aggregate capacity has been provided on an uncommitted basis, and as such, to the extent these funds are requested to purchase or originate reverse loans or repurchase HECMs and real estate owned from Ginnie Mae securitization pools, the counterparties have no obligation to fulfill such request. We had $440.9 million of borrowings under these master repurchase agreements at June 30, 2017 relating to repurchases of HECMs and real estate owned, which included $190.9 million of borrowings utilizing uncommitted funds. All obligations of RMS under the master repurchase agreements are guaranteed by the Parent Company.
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

Based on our projected future funding needs, in February 2017 we entered in to an amendment with a lender to, among other things, shift $100.0 million of uncommitted capacity under a Ditech Financial master repurchase agreement with such lender to a RMS master repurchase agreement with such lender. The amendment to the RMS master repurchase agreement also served to, among other things, renew the facility for another approximately one-year term and lower the required adjusted EBITDA (as determined pursuant to this agreement). In April 2017, in order to access uncommitted funds on this facility, we entered into an additional amendment with the lender. This amendment, among other things, reduced our advance rates and shortened the maximum time loans can remain outstanding on the facility. In May 2017, upon execution of the annual renewal for a master repurchase agreement with another lender, an additional $100.0 million of capacity ($50.0 million in committed capacity and $50.0 million in uncommitted capacity) under the Ditech Financial master repurchase agreement with such lender was shifted to the RMS master repurchase agreement with such lender. In August 2017 this facility was further amended to increase the aggregate and committed capacity by an additional $100.0 million.
All of RMS's master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants relating to RMS. Financial covenants that are most sensitive to the operating results and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. In July 2017, RMS received waivers and/or amendments required as a result of the restatement of its and the Company's consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 and conclusions reached regarding the Company's ability to continue as a going concern, as described in Note 2 to the Consolidated Financial Statements. These amendments, among other things, reduced the advance rates on certain facilities. As a result of receiving these waivers, RMS was in compliance with the terms of these facilities, including financial covenants, at June 30, 2017.
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
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At June 30, 2017, we had $9.5 billion in unpaid principal balance outstanding on the HMBS related obligations. At June 30, 2017, $9.4 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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

HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within a short timeframe of repurchase. HUD reimburses the Company for the outstanding principal balance on the loan up to the maximum claim amount. The Company bears the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Recent regulatory changes introduced by HUD increased the requirements for completing an assignment to HUD. These new requirements may increase the time interval between when a loan is repurchased and when the assignment claim is filed with HUD, and inability to meet such requirements could preclude assignment. During this period, accruals for interest, HUD-required mortgage insurance payments, and borrower draws may cause the unpaid balance on the loan to increase and ultimately exceed the maximum claim amount. Nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid.
We currently rely upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these Ginnie Mae loans. Given continued growth in the number and amount of our reverse loan repurchases, we may seek additional, or expansion of existing, master repurchase or similar agreements and/or may seek to access the securitization market to provide financing capacity for future required loan repurchases. The timing and amount of our obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan.
Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of the period	$443,681	$245,442	$346,983	$191,123
Repurchases and other additions (1)	283,917	134,572	510,005	259,485
Liquidations	(102,524)	(116,784)	(231,914)	(187,378)
Balance at end of the period	$625,074	$263,230	$625,074	$263,230
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.
Our repurchases of reverse loans and real estate owned have increased significantly during the six months ended June 30, 2017 as compared to the same period in 2016. We expect a continued increase to repurchase requirements due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount. At June 30, 2017, we have commitments to repurchase reverse loans and real estate owned of $110.0 million, and we have $59.1 million available under our master repurchase agreements for repurchases of reverse loans and real estate owned. In August 2017, we entered into an amendment that increases the size of our existing credit facility by $100.0 million on a committed basis. There can be no assurance that we will be able to maintain or expand our borrowing capacity to fund loan repurchases. Refer to Note 4 of the Consolidated Financial Statements for further discussion.
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

As servicer of reverse loans, we are also obligated to fund additional borrowings by customers in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowings by customers was $1.2 billion at June 30, 2017, which includes $1.0 billion in capacity that was available to be drawn by borrowers at June 30, 2017 and $161.8 million in capacity that will become eligible to be drawn by borrowers through the twelve months ending July 1, 2018 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
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
Term Loans and Revolver
We have a 2013 Term Loan in the original principal amount of $1.5 billion and a $100.0 million 2013 Revolver. Our obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on our consolidated balance sheets. The balance outstanding on the 2013 Term Loan was $1.4 billion at June 30, 2017.
In July 2017, we entered into Amendment No. 3 to the Credit Agreement. The amendment amends the Credit Agreement to make certain changes to the mandatory prepayment provisions and negative covenants thereof and certain technical changes.
The material terms of our 2013 Secured Credit Facilities are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
2013 Revolver	LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018
At June 30, 2017, as a result of the restatement of our consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 and conclusions reached regarding the Company's ability to continue as a going concern, as described in Note 2 to the Consolidated Financial Statements, we were not in compliance with the terms of the 2013 Credit Agreement, and therefore did not have access to borrowings under the 2013 Revolver. We received waivers from each of the requisite holders of our term loans to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting from or arising from the restatements discussed in Note 1 to the Consolidated Financial Statements and conclusions reached regarding our ability to continue as a going concern. Under the Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, each quarter we must satisfy both a specified Interest Coverage Ratio and a specified Total Leverage Ratio on a pro forma basis after giving effect to the borrowing. As of June 30, 2017, we did not satisfy these ratios, and as a result the maximum amount we would have been able to borrow on the 2013 Revolver, upon receiving the aforementioned waivers, was $20.0 million. Under certain master repurchase agreements, at any time there are obligations outstanding under such agreements, we are prohibited from having more than $20.0 million outstanding under the 2013 Revolver. The $20.0 million available under the 2013 Revolver may be used for the issuance of LOCs in addition to the borrowings of revolving loans. Any amounts outstanding in issued LOCs reduces availability for cash borrowings under the 2013 Revolver. Upon receiving the aforementioned waivers, $10.5 million remains available on the 2013 Revolver and $9.5 million outstanding in issued LOCs.

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
Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of Senior Notes, which pay interest semi-annually at an interest rate of 7.875% and mature on December 15, 2021. The balance outstanding on the Senior Notes was $538.7 million at June 30, 2017.
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
The beneficial owners of the requisite principal amount of the Senior Notes agreed to waive any default or event of default as a result of the restatement of its consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017.
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
If we fail to regain and maintain compliance with the continued listing standards of the NYSE, it may result in the delisting of our common stock from the NYSE, which would constitute a fundamental change under the terms of our Convertible Notes and require us to take steps to make an offer to repay the Convertible Notes at 100% of the principal amount thereof, and if we are not able to do that, it will be an event of default under those notes and cause a cross default under our other debt agreements. Each of these occurrences, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition, liquidity and stock price.
The balance outstanding on the Convertible Notes was $242.5 million at June 30, 2017.
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The total unpaid principal balance of mortgage-backed debt was $886.6 million at June 30, 2017.
At June 30, 2017, mortgage-backed debt was collateralized by $894.3 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. Under the mortgage-backed debt issued by the Non-Residual Trusts, we have certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. During the second quarter of 2017, one of the securitization trusts reached its call date and we exercised the call. We expect the remaining calls to continue through 2019 based upon our current cash flow projections for the Non-Residual Trusts. The majority of the call obligations in 2017 will occur during the second half of the year. We made a payment for the mandatory clean-up call obligations of $9.8 million during the three months ended June 30, 2017. At June 30, 2017, the total estimated outstanding balance of the residential loans expected to be called at the respective call dates is $407.2 million. We estimate remaining call obligations of $90.8 million, $253.3 million and $63.1 million during the years ending December 31, 2017, 2018 and 2019, respectively. Remaining call obligations in 2017 are estimated to be $18.8 million and $72.0 million in the third and fourth quarters, respectively. We expect to use available cash to settle the $18.8 million call obligation during the third quarter of 2017 and are reviewing a number of potential alternatives to resolve our obligation with respect to the remaining mandatory clean-up calls. At this time, we cannot provide any assurances as to whether any of these potential alternatives may be implemented.
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

Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. As a result of the restatement of our consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017, RMS was not in compliance with certain financial covenants required by Ginnie Mae and Fannie Mae as of December 31, 2016. As of June 30, 2017, RMS was in compliance with such financial covenants.
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
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	For the Six Months Ended June 30,
	2017	2016	Variance
Cash flows provided by operating activities:
Net loss adjusted for non-cash operating activities	$(131,226)	$(5,644)	$(125,582)
Changes in assets and liabilities	229,831	154,442	75,389
Net cash provided by originations activities (1)	314,663	161,247	153,416
Cash flows provided by operating activities	413,268	310,045	103,223
Cash flows provided by investing activities	653,651	197,595	456,056
Cash flows used in financing activities	(813,143)	(397,575)	(415,568)
Net increase in cash and cash equivalents	$253,776	$110,065	$143,711
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sales and payments.
Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net loss adjusted for non-cash items. Cash provided by operating activities increased $103.2 million during the six months ended June 30, 2017 as compared to the same period of 2016. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by origination activities resulting from a higher volume of loans sold in relation to loans originated during the first half of 2017 as compared to the same period of 2016 and a decrease in income tax receivables.

Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Cash provided by investing activities increased $456.1 million during the six months ended June 30, 2017 as compared to the same period of 2016. Cash provided by principal payments received on reverse loans held for investment, net of purchases and originations, increased $252.3 million primarily as a result of a lower funded volume of reverse loans and higher principal repayments and payments received for loans conveyed to HUD. In addition, we received cash proceeds of $131.1 million from the sale of our insurance business in the first quarter of 2017 and higher cash proceeds of $39.6 million from the sale of servicing rights and real estate owned during the six months ended June 30, 2017 as compared to the same period of 2016.
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash used in financing activities increased by $415.6 million during the six months ended June 30, 2017 as compared to the same period of 2016. Cash payments on HMBS related obligations, net of cash generated from the securitization of reverse loans, increased $432.2 million primarily as a result of a lower volume of reverse loan securitizations due to our exit from the reverse mortgage originations business in December 2016 and an increase in the repurchase of certain HECMs and real estate owned from securitization pools. Net cash borrowings on warehouse borrowings used to fund the origination and purchase of residential loans increased $73.1 million due to an increase in buyouts of reverse loans, offset in part by a reduction in the purchase and origination of mortgage loans held for sale.
Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, we bear any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 4 and 12 to the Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information regarding these transactions.
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
We held real estate owned, net of $98.3 million, $12.3 million and $0.7 million in the Reverse Mortgage, Servicing and Other non-reportable segments, respectively, at June 30, 2017. We held real estate owned, net of $90.7 million, $12.9 million and $1.0 million in the Reverse Mortgage, Servicing and Other non-reportable segments, respectively, at December 31, 2016.
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation and are considered by lenders in connection with the setting of interest rates and terms for a company's borrowings. Our ability to obtain adequate and cost effective financing depends, in part, on our credit ratings. Further, downgrades in our credit ratings could negatively affect our cost of, and ability to access, capital. The following table summarizes our credit ratings and outlook as of the date of this report.

	Moody's	S&P
Corporate / CCR	Caa3	CCC-
Senior Secured Debt	Caa2	CCC-
Senior Unsecured Debt	Ca	C
Outlook	Negative	Negative
Date of Last Action	August 2017	July 2017

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

	Moody's	S&P
Residential Prime Servicer	—	—
Residential Subprime Servicer	SQ3+	Above Average
Residential Special Servicer	—	Above Average
Residential Second/Subordinated Lien Servicer	SQ2-	Above Average
Manufactured Housing Servicer	SQ2-	Above Average
Residential HLTV Servicer	—	—
Residential HELOC Servicer	—	—
Residential Reverse Mortgage Servicer	—	Strong (1)
Outlook	Not on review	Negative
Date of Last Action	December 2015	May 2017
__________

(1)	S&P last affirmed its rating for RMS as a residential reverse mortgage servicer in November 2015 with a stable outlook.
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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheets. Refer to Notes 4 and 12 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO, which provided financing to us from 2014 to 2016 through the sale of excess servicing spreads and servicing rights. In addition, we performed subservicing for WCO through 2016. Refer to Notes 7 and 14 to the Consolidated Financial Statements for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Included in Note 7 to the Consolidated Financial Statements of our Annual Report on Form 10-K/A for the year ended December 31, 2016 are descriptions of our variable interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of such VIEs.
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

Assurant	Assurant, Inc.

Bankruptcy Code	Title 11 of the United States Code

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

Bulk MSR	Bulk MSR as defined under the 2013 Credit Agreement

CCR	Corporate credit rating

CFPB	Consumer Financial Protection Bureau

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

Consenting Term Lenders	Lenders holding, as of July 31, 2017, more than 50% of the loans and/or commitments outstanding under the 2013 Credit Agreement

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 1 of this Form 10-Q

Convertible Notes	4.50% convertible senior subordinated notes due 2019 sold in a registered underwritten public offering on October 23, 2012

Credit Agreement Waiver	Waiver to Amended and Restated Credit Agreement, dated as of July 31, 2017, by and among the Company and the lenders listed on the signature page thereto, constituting the Required Lenders

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

Lender-placed
Also referred to as "force-placed" insurance is an insurance policy placed by a bank or mortgage servicer on a home when the homeowners’ own property insurance may have lapsed or where the bank deems the homeowners’ insurance insufficient

LIBOR	London Interbank Offered Rate

LOC	Letter of Credit

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

Moody's	Moody's Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

N/A	Not applicable

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NRM	New Residential Mortgage LLC, a wholly owned subsidiary of New Residential Investment Corp., a Delaware Corporation

NYSE	New York Stock Exchange

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

Requisite Senior Notes Threshold	Senior Noteholders holding at least 66 2/3% of the aggregate outstanding principal amount of the Senior Notes

REO	Real estate owned

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

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

RSA	Restructuring Support Agreement

SEC	U.S. Securities and Exchange Commission

Section 382	Section 382 of the Internal Revenue Code

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated as of December 17, 2013 among the Company, the guarantors and Wilmington Savings Fund Society, FSB, as successor trustee

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

Tails	Participations in previously securitized HECMs created by additions to principal for borrower draws on lines of credit, interest, servicing fees, and mortgage insurance premiums

TBAs	To-be-announced securities

TCPA	Telephone Consumer Protection Act

Third Amendment	Third amendment to the 2013 Credit Agreement made on July 31, 2017

TILA	Truth in Lending Act

Total Leverage Ratio	Total Leverage Ratio as defined under the 2013 Credit Agreement

Total Net Leverage Ratio	Total Net Leverage Ratio as defined under the 2013 Credit Agreement

UPB	Unpaid principal balance

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

USDA	United States Department of Agriculture

VA	United States Department of Veteran Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.
Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015 and amended and restated on March 31, 2016

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following tables summarize the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	June 30, 2017
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(137,108)	$(58,178)	$44,042	$81,121
Net change in fair value - Servicing segment	$(137,108)	$(58,178)	$44,042	$81,121

Originations segment
Residential loans held for sale	$15,580	$8,653	$(10,356)	$(21,845)
Freestanding derivatives (1)	(17,797)	(9,511)	10,492	22,641
Net change in fair value - Originations segment	$(2,217)	$(858)	$136	$796

Reverse Mortgage segment
Reverse loans	$91,754	$45,473	$(44,726)	$(88,708)
HMBS related obligations	(75,186)	(37,338)	36,860	73,234
Net change in fair value - Reverse Mortgage segment	$16,568	$8,135	$(7,866)	$(15,474)

	December 31, 2016
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(115,168)	$(51,147)	$41,295	$76,804
Net change in fair value - Servicing segment	$(115,168)	$(51,147)	$41,295	$76,804

Originations segment
Residential loans held for sale	$21,851	$12,410	$(14,099)	$(29,869)
Freestanding derivatives (1)	(28,898)	(15,606)	14,949	30,292
Net change in fair value - Originations segment	$(7,047)	$(3,196)	$850	$423

Reverse Mortgage segment
Reverse loans	$110,485	$54,754	$(53,822)	$(106,714)
HMBS related obligations	(90,327)	(44,867)	44,287	87,983
Net change in fair value - Reverse Mortgage segment	$20,158	$9,887	$(9,535)	$(18,731)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used June 30, 2017 and December 31, 2016 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. We do not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights, but we may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The servicing rights carried at fair value sensitivity to interest rate changes has remained relatively consistent at June 30, 2017 as compared to December 31, 2016.

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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2017.
The Company previously identified material weaknesses in internal control over financial reporting that were described in Management’s Report on Internal Control Over Financial Reporting which were included in the Company’s Form 10-K/A for the year ended December 31, 2016 together with various corrective actions that are being undertaken in order to remediate the material weaknesses. However, because these remedial actions are not yet complete and have not yet been tested, the Company has not been able to conclude that these material weaknesses have been remediated. Therefore, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts outlined below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•
Management will supplement its current tax professionals with personnel who have expertise in accounting for deferred tax asset valuation allowances and/or will augment the internal review procedures to include consultation and external review procedures over the quarterly and annual income tax calculations that are used to determine the deferred tax asset valuation, as applicable.

Management intends to implement the remediation measures outlined above, relating to default servicing and deferred tax asset valuation allowance, respectively, with an expected completion date of no later than December 31, 2017. Management believes the remediation measures will strengthen the Company's internal control over financial reporting and remediate the material weaknesses identified. Management utilized third-party tax advisors for the three and six months ended June 30, 2017 and expects to continue to utilize these third-party tax advisors in subsequent filing periods as needed. If management is unsuccessful in fully implementing the new controls to address the material weaknesses and to strengthen the overall internal control environment, our financial condition and results of operations may result in inaccurate and untimely reporting. Management will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that management deems appropriate given the circumstances.

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
We are cooperating with these inquiries relating to RMS.
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
A federal securities fraud complaint was filed against the Company, George M. Awad, Denmar J. Dixon, Anthony N. Renzi, and Gary L. Tillett on March 16, 2017. The case, captioned Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-202025-AB, is pending in the Eastern District of Pennsylvania. The complaint seeks monetary damages and asserts claims under Sections 10(b) and 20(a) of the Exchange Act. The complaint alleges (i) that the defendants made materially false and misleading statements and omissions about our internal controls over financial reporting related to Ditech Financial, (ii) that these statements artificially inflated the price of the Company’s common stock, and (iii) that when the Company disclosed that it discovered a material weakness in its internal controls on March 14, 2017, the Company’s stockholders suffered losses because the price of the Company’s common stock dropped by approximately 38% or $1.30 per share. The court has appointed a lead plaintiff in the action who may file an amended complaint no later than August 18, 2017.
A stockholder derivative complaint purporting to assert claims on behalf of the Company was filed against the current members of the Company’s Board of Directors on June 22, 2017. The case, captioned Michael E. Vacek, Jr., et al. vs. George M. Awad, et. al, Case No. 2:17-cv-02820-AB, is pending in the Eastern District of Pennsylvania. The complaint seeks monetary damages for the Company and equitable relief and asserts a claim for breach of fiduciary duty arising out of the Company’s alleged failure to disclose that: (i) the Company was involved in fraudulent practices that violated the False Claims Act; (ii) Ditech Financial had a material weakness in its internal controls over financial reporting; (iii) the Company had a material weakness relating to the ineffective review of the tax calculations associated with the valuation allowance on deferred tax asset balances; and (iv) the Company lacked adequate internal controls over financial reporting.
The outcome of all of our regulatory matters, litigations and other legal proceedings (including putative class actions) is uncertain, and it is possible that adverse results in such proceedings (which could include restitution, penalties, punitive damages and injunctive relief affecting our business practices) and the terms of any settlements of such proceedings could, individually or in the aggregate, have a material adverse effect on our reputation, business, prospects, results of operations, liquidity or financial condition. In addition, governmental and regulatory agency examinations, inquiries and investigations may result in the commencement of lawsuits or other proceedings against us or our personnel. Although we have historically been able to resolve the preponderance of our ordinary course litigations on terms we considered acceptable and individually not material, this pattern may not continue and, in any event, individual cases could have unexpected materially adverse outcomes, requiring payments or other expenses in excess of amounts already accrued. Certain of the litigations against us include claims for substantial compensatory, punitive and/or statutory damages, and in many cases the claims involve indeterminate damages. In some cases, including in some putative class actions, there could be fines or other damages for each separate instance in which a violation occurred. Certification of a class, particularly in such cases, could substantially increase our exposure to damages. We cannot predict whether or how any legal proceeding will affect our business relationship with actual or potential customers, our creditors, rating agencies and others. In addition, cooperating in, defending and resolving these legal proceedings consume significant amounts of management time and attention and could cause us to incur substantial legal, consulting and other expenses and to change our business practices, even in cases where there is no determination that our conduct failed to meet applicable legal or regulatory requirements.
For a description of certain legal proceedings, please see Note 12 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
You should carefully review and consider the risks and uncertainties described under the caption "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2017, which are risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity and results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic report constitute forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
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

WALTER INVESTMENT MANAGEMENT CORP.

Dated: August 9, 2017	By:	/s/ Anthony N. Renzi
Anthony N. Renzi
Chief Executive Officer and President (Principal Executive Officer)

Dated: August 9, 2017	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Note	Description

4.1	(1)
Agreement of Resignation, Appointment and Acceptance, dated as of July 14, 2017 by and among Walter Investment Management Corp., Wilmington Savings Fund Society, FSB and Wells Fargo Bank, National Association

10.1	(1)	Employment Letter Agreement between Walter Investment Management Corp. and Jeffrey Baker, dated May 24, 2017.

10.2		Reserved.

10.3.1	(1)	Amended and Restated Master Repurchase Agreement, dated May 22, 2017, among Barclays Bank PLC, as Purchaser and Agent, Reverse Mortgage Solutions, Inc., as a Seller and RMS REO BRC, LLC, as a Seller.

10.3.2	(1)	Amended and Restated Guaranty, dated May 22, 2017, by Walter Investment Management Corp., as Guarantor, and acknowledged and agreed by Barclays Bank PLC, as Agent and Purchaser.

10.3.3	(1)
Limited Waiver with respect to Amended and Restated Master Repurchase Agreement, dated as of May 29, 2017, among Reverse Mortgage Solutions, Inc., RMS REO BRC, LLC, Walter Investment Management Corp. and Barclays Bank PLC.

10.3.4	(1)
Limited Waiver with respect to Amended and Restated Master Repurchase Agreement, dated as of June 9, 2017, among Reverse Mortgage Solutions, Inc., RMS REO BRC, LLC, Walter Investment Management Corp. and Barclays Bank PLC.

10.3.5	(1)
Limited Waiver with respect to Amended and Restated Master Repurchase Agreement, dated as of July 7, 2017, among Reverse Mortgage Solutions, Inc., RMS REO BRC, LLC, Walter Investment Management Corp. and Barclays Bank PLC.

10.3.6	(1)
Limited Waiver with respect to Amended and Restated Master Repurchase Agreement, dated as of July 21, 2017, among Reverse Mortgage Solutions, Inc., RMS REO BRC, LLC, Walter Investment Management Corp. and Barclays Bank PLC.

10.4.1	(1)
Limited Waiver with respect to Amended and Restated Master Repurchase Agreements, dated as of May 29, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC and Walter Investment Management Corp.

10.4.2	(1)
Limited Waiver with respect to Amended and Restated Master Repurchase Agreements, dated as of June 9, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC and Walter Investment Management Corp.

10.4.3	(1)
Limited Waiver with respect to Amended and Restated Master Repurchase Agreements, dated as of July 7, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC and Walter Investment Management Corp.

10.4.4	(1)
Limited Waiver with respect to Amended and Restated Master Repurchase Agreements, dated as of July 21, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC and Walter Investment Management Corp.

10.5.1	(1)
 Limited Waiver with respect to Amended and Restated Receivables Loan Agreement, dated as of May 26, 2017, among Green Tree Advance Receivables II LLC, Ditech Financial LLC, Walter Investment Management Corp., and Wells Fargo Bank, National Association.

10.5.2	(1)
Limited Waiver with respect to Amended and Restated Receivables Loan Agreement, dated as of June 9, 2017, among Green Tree Advance Receivables II LLC, Ditech Financial LLC, Walter Investment Management Corp., and Wells Fargo Bank, National Association.

10.5.3	(1)
Limited Waiver with respect to Amended and Restated Receivables Loan Agreement, dated as of July 7, 2017, among Green Tree Advance Receivables II LLC, Ditech Financial LLC, Walter Investment Management Corp., and Wells Fargo Bank, National Association.

10.5.4	(1)
Limited Waiver with respect to Amended and Restated Receivables Loan Agreement, dated as of July 21, 2017, among Green Tree Advance Receivables II LLC, Ditech Financial LLC, Walter Investment Management Corp., and Wells Fargo Bank, National Association.

10.6.1
Restructuring Support Agreement, dated as of July 31, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 1, 2017).

10.6.2	(1)	First Amendment to Restructuring Support Agreement, dated as of August 2, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders.

10.7.1
Credit Agreement Waiver, dated July 31, 2017, to that certain Amended and Restated Credit Agreement, dated as of December 19, 2013, by and among the Company, as the borrower, Credit Suisse AG, as administrative agent, and the lenders party thereto (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 1, 2017).

10.7.2	(1)
Amendment No. 3 to the Credit Agreement, dated July 31, 2017, to that certain Amended and Restated Credit Agreement, dated as of December 19, 2013, by and among the Company, as the borrower, Credit Suisse AG, as administrative agent, and the lenders party thereto.

Exhibit No.	Note	Description
10.8
Consent of Beneficial Owners of Notes to Waiver of Default and Forbearance (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 1, 2017).

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
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2017; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.