Form 10-Q
period 2017-09-30
WALTER INVESTMENT MANAGEMENT CORP
filed 2017-11-09
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________
Form 10-Q
_______________________________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 37,373,551 shares of common stock outstanding as of November 6, 2017.
_______________________________________________________________________________________

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$276,802	$224,598
Restricted cash and cash equivalents	359,420	204,463
Residential loans at amortized cost, net (includes $6,371 and $5,167 in allowance for loan losses at September 30, 2017 and December 31, 2016, respectively)	742,904	665,209
Residential loans at fair value	11,377,492	12,416,542
Receivables, net (includes $7,498 and $15,033 at fair value at September 30, 2017 and December 31, 2016, respectively)	151,398	267,962
Servicer and protective advances, net (includes $156,561 and $146,781 in allowance for uncollectible advances at September 30, 2017 and December 31, 2016, respectively)	850,867	1,195,380
Servicing rights, net (includes $808,830 and $949,593 at fair value at September 30, 2017 and December 31, 2016, respectively)	869,981	1,029,719
Goodwill	47,747	47,747
Intangible assets, net	9,213	11,347
Premises and equipment, net	58,210	82,628
Assets held for sale	—	71,085
Other assets (includes $36,215 and $87,937 at fair value at September 30, 2017 and December 31, 2016, respectively)	235,601	242,290
Total assets	$14,979,635	$16,458,970
LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued liabilities (includes $2,783 and $11,804 at fair value at September 30, 2017 and December 31, 2016, respectively)	$721,191	$759,011
Servicer payables	346,753	146,332
Servicing advance liabilities	509,363	783,229
Warehouse borrowings	1,178,320	1,203,355
Servicing rights related liabilities at fair value	1,565	1,902
Corporate debt	2,022,639	2,129,000
Mortgage-backed debt (includes $436,921 and $514,025 at fair value at September 30, 2017 and December 31, 2016, respectively)	832,897	943,956
HMBS related obligations at fair value	9,598,234	10,509,449
Deferred tax liabilities, net	4,907	4,774
Liabilities held for sale	—	2,402
Total liabilities	15,215,869	16,483,410
Commitments and contingencies (Note 14)
Stockholders' deficit:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 37,373,551 and 36,391,129 shares at September 30, 2017 and December 31, 2016, respectively	366	364
Additional paid-in capital	598,129	596,067
Accumulated deficit	(835,738)	(621,804)
Accumulated other comprehensive income	1,009	933
Total stockholders' deficit	(236,234)	(24,440)
Total liabilities and stockholders' deficit	$14,979,635	$16,458,970

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

	September 30, 2017	December 31, 2016
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$33,813	$45,843
Residential loans at amortized cost, net	431,459	462,877
Residential loans at fair value	381,125	492,499
Receivables, net	8,392	15,798
Servicer and protective advances, net	478,834	734,707
Other assets	31,982	19,831
Total assets	$1,365,605	$1,771,555

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$2,497	$2,985
Servicing advance liabilities	425,468	650,565
Mortgage-backed debt (includes $436,921 and $514,025 at fair value at September 30, 2017 and December 31, 2016, respectively)	832,897	943,956
Total liabilities	$1,260,862	$1,597,506
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Net servicing revenue and fees	$65,029	$111,629	$269,537	$37,803
Net gains on sales of loans	73,013	122,014	217,914	306,667
Net fair value gains on reverse loans and related HMBS obligations	1,810	18,627	24,384	61,485
Interest income on loans	9,802	11,332	31,271	35,352
Insurance revenue	2,236	10,000	9,826	31,644
Other revenues	24,754	23,728	77,784	78,623
Total revenues	176,644	297,330	630,716	551,574

EXPENSES
General and administrative	137,614	151,792	386,785	417,174
Salaries and benefits	91,544	133,199	300,572	399,519
Interest expense	61,671	65,302	182,965	193,950
Depreciation and amortization	9,741	16,580	30,715	45,543
Goodwill and intangible assets impairment	—	97,716	—	313,128
Other expenses, net	2,576	1,206	8,413	5,609
Total expenses	303,146	465,795	909,450	1,374,923

OTHER GAINS (LOSSES)
Gain on sale of business	—	—	67,734	—
Other net fair value gains (losses)	3,783	(3,302)	761	(6,265)
Net gains (losses) on extinguishment of debt	(959)	13,734	(1,668)	14,662
Other	—	(150)	—	(1,706)
Total other gains	2,824	10,282	66,827	6,691

Loss before income taxes	(123,678)	(158,183)	(211,907)	(816,658)
Income tax expense	455	55,084	2,027	59,274
Net loss	$(124,133)	$(213,267)	$(213,934)	$(875,932)

Comprehensive loss	$(124,035)	$(213,281)	$(213,858)	$(875,905)

Net loss	$(124,133)	$(213,267)	$(213,934)	$(875,932)
Basic and diluted loss per common and common equivalent share	$(3.38)	$(5.90)	$(5.85)	$(24.45)
Weighted-average common and common equivalent shares outstanding — basic and diluted	36,714	36,144	36,555	35,828
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2017	36,391,129	$364	$596,067	$(621,804)	$933	$(24,440)
Net loss	—	—	—	(213,934)	—	(213,934)
Other comprehensive income, net of tax	—	—	—	—	76	76
Share-based compensation	—	—	2,139	—	—	2,139
Share-based compensation issuances, net	982,422	2	(77)	—	—	(75)
Balance at September 30, 2017	37,373,551	$366	$598,129	$(835,738)	$1,009	$(236,234)
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(213,934)	$(875,932)
Adjustments to reconcile net loss to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(24,384)	(61,485)
Amortization of servicing rights	19,969	13,058
Change in fair value of servicing rights	203,026	600,109
Change in fair value of servicing rights related liabilities	—	(8,486)
Change in fair value of charged-off loans	(12,396)	(17,781)
Other net fair value losses	3,165	11,666
Accretion of discounts on residential loans and advances	(2,681)	(2,739)
Accretion of discounts on debt and amortization of deferred debt issuance costs	23,962	25,615
Provision for uncollectible advances	36,798	30,775
Depreciation and amortization of premises and equipment and intangible assets	30,715	45,543
Provision for deferred income taxes	1,618	49,863
Share-based compensation	2,139	7,656
Purchases and originations of residential loans held for sale	(13,314,135)	(15,553,394)
Proceeds from sales of and payments on residential loans held for sale	13,832,907	15,861,355
Net gains on sales of loans	(217,914)	(306,667)
Gain on sale of business	(67,734)	—
Goodwill and intangible assets impairment	—	313,128
Other	8,014	(5,940)
Changes in assets and liabilities
Decrease (increase) in receivables	67,678	(7,279)
Decrease in servicer and protective advances	306,980	309,093
Increase in other assets	(35,585)	(82,724)
Increase (decrease) in payables and accrued liabilities	(145,351)	9,625
Increase in servicer payables, net of change in restricted cash	28,560	20,113
Cash flows provided by operating activities	531,417	375,172

Investing activities
Purchases and originations of reverse loans held for investment	(302,032)	(653,471)
Principal payments received on reverse loans held for investment	985,989	770,636
Principal payments received on mortgage loans held for investment	71,024	69,238
Payments received on charged-off loans held for investment	13,217	17,827
Payments received on receivables related to Non-Residual Trusts	10,275	6,230
Proceeds from sales of real estate owned, net	106,014	81,591
Purchases of premises and equipment	(3,622)	(29,128)
Decrease in restricted cash and cash equivalents	1,841	9,778
Payments for acquisitions of businesses, net of cash acquired	(1,019)	(1,947)
Acquisitions of servicing rights, net	(171)	(7,701)
Proceeds from sale of servicing rights, net	79,772	35,541
Proceeds from sale of business	131,074	—
Cash outflow from deconsolidation of variable interest entities	(28,425)	—
Other	8,486	(3,665)
Cash flows provided by investing activities	1,072,423	294,929

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Financing activities
Payments on corporate debt	(121,285)	(480)
Extinguishments and settlement of debt	—	(31,037)
Proceeds from securitizations of reverse loans	375,786	684,711
Payments on HMBS related obligations	(1,420,881)	(958,720)
Issuances of servicing advance liabilities	908,868	1,526,733
Payments on servicing advance liabilities	(1,184,036)	(1,734,252)
Net change in warehouse borrowings related to mortgage loans	(394,036)	(147,389)
Net change in warehouse borrowings related to reverse loans	369,001	169,210
Proceeds from financing of servicing rights	—	29,742
Payments on servicing rights related liabilities	(1,415)	(16,013)
Payments on mortgage-backed debt	(84,814)	(80,335)
Other debt issuance costs paid	(4,855)	(9,260)
Other	6,031	(20,157)
Cash flows used in financing activities	(1,551,636)	(587,247)

Net increase in cash and cash equivalents	52,204	82,854
Cash and cash equivalents at beginning of the period	224,598	202,828
Cash and cash equivalents at end of the period	$276,802	$285,682

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$166,126	$190,381
Cash received for taxes	(70,469)	(28,155)
The accompanying notes are an integral part of the consolidated financial statements.

WALTER INVESTMENT MANAGEMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Walter Investment Management Corp. and its subsidiaries, or the Company, is an independent originator and servicer of mortgage loans and servicer of reverse mortgage loans. Through the consumer, correspondent and wholesale lending channels, the Company originates and purchases residential mortgage loans that are predominantly sold to GSEs and government agencies. The Company services a wide array of loans across the credit spectrum for its own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. The Company also operates two complementary businesses; asset receivables management and real estate owned property management and disposition.
The Company operates throughout the U.S. through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 13 for additional information related to segment reporting.
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
Restatement of Previously Issued Consolidated Financial Statements
On August 9, 2017, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2016 and separately amended its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2016, September 30, 2016, and March 31, 2017, in each case, to reflect a correction to the net deferred tax assets balance. The restatement of the Company's previously issued consolidated financial statements resulted from an error in the calculation of the valuation allowance on the net deferred tax assets balance. In determining the amount of the valuation allowance in the prior periods, an error was made that resulted in the double-counting of expected future taxable income associated with the projected reversals of taxable temporary differences (i.e., deferred tax liabilities). Accordingly, the Company revised its calculation to reflect the removal of the duplicative amounts, and reevaluated all sources of estimated future taxable income on the recoverability of deferred tax assets under GAAP after taking into account both positive and negative evidence through the issuance date of the restated financial statements to consider the effect of the error. The impact of such correction is reflected in the prior periods presented in these Consolidated Financial Statements.
Interim Financial Reporting
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete Consolidated Financial Statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited interim Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016.

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
Recently Adopted Accounting Guidance
In March 2016, the FASB issued an accounting standards update revising certain aspects of share-based accounting guidance, which includes income tax and forfeiture consequences. This guidance was effective for the Company beginning January 1, 2017. Adoption of this update did not have a material impact on the Company's income tax expense. The Company elected to continue with its current methodology of estimating expected forfeitures at the date of grant and adjust throughout the vesting term as needed.
Recent Accounting Guidance Not Yet Adopted
In May 2014, the FASB issued new revenue recognition guidance that supersedes most industry-specific guidance but does exclude insurance contracts and financial instruments. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. The Company has reviewed the scope of the guidance and monitored the determinations of the FASB Transition Resource Group and concluded that a number of the Company's most significant revenue streams are not within the scope of the standard because the standard does not apply to revenue on contracts accounted for under the transfers and servicing of financial assets or financial instruments standards. Therefore, revenue recognition for these contracts will remain unchanged. While there may be some impact on ancillary revenue streams, the Company does not expect the adoption of this guidance to have a significant impact on the consolidated financial statements. The Company plans to adopt using a modified retrospective method with a cumulative effect adjustment to retained earnings.
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments. The new standard revises an entity's accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. At September 30, 2017, the Company did not hold any equity securities measured at fair value, but did have certain financial liabilities measured at fair value. The significance of adoption is dependent upon the nature of those financial liabilities carried at fair value at the time of adoption.
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
In June 2016, the FASB issued an accounting standards update that amends the guidance for recognizing credit losses on financial instruments measured at amortized cost. This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. Based on the Company's current methodologies for accounting for financial instruments, the adoption of this guidance is not expected to have a material impact on its consolidated financial statements. The significance of the adoption of this guidance may change at the time of adoption based on the nature and composition of the Company's financial instruments at that time and the corresponding conclusions reached.

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
In November 2016, the FASB issued an accounting standards update that amends the guidance on restricted cash within the statement of cash flows. The update amends the classification of restricted cash and cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption will impact the presentation of the cash flows, but will not otherwise have a material impact on the consolidated results of operations or financial condition.
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
In February 2017, the FASB issued an accounting standards update that amends the guidance on derecognition of nonfinancial assets. This guidance clarifies the scope and accounting of a financial asset that meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. It also adds guidance for partial sales of nonfinancial assets. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Based on the Company's current methodologies for accounting for nonfinancial assets, the adoption of this guidance is not expected to have a material impact on its consolidated financial statements. However, upon adoption, the statement of financial position may reflect changes in presentation related to sales of certain real estate owned. The significance of the adoption of this guidance may change at the time of adoption based on the nature of the Company's nonfinancial assets at that time and the corresponding conclusions reached. The Company plans to adopt using a modified retrospective method.
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
In August 2017, the FASB issued an accounting standards update that amends the guidance on derivatives and hedging. The guidance reduces the complexity of and simplifies the application of hedge accounting. The guidance also better aligns disclosures with risk management activities. This guidance is effective for the annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company currently does not designate any derivative financial instruments as formal hedge relationships, and therefore, does not utilize hedge accounting.

2. Going Concern
The Company continues to face certain challenges and uncertainties that could have significant adverse effects on its business, liquidity, and financing activities. On October 20, 2017, the Company entered into the RSAs in which the Consenting Senior Noteholders and Consenting Term Lenders and the Company have agreed to the principal terms of a financial restructuring of the Company which will be implemented through the Prepackaged Plan under Chapter 11 of the Bankruptcy Code and will restructure the indebtedness comprising the Company’s Term Loan Claims, Senior Notes Claims and Convertible Notes Claims, as well as the Company’s outstanding common stock. As of November 6, 2017, the holders of approximately 95% of the Term Loans are parties to the Term Loan RSA and approximately 85% of the Senior Notes are parties to the Senior Noteholder RSA. Pursuant to the Prepackaged Plan, it is intended that only the Parent Company will file for reorganization under the Bankruptcy Code. The Company’s operating entities are expected to remain out of Chapter 11 and continue operations in the normal course through the consummation of the Restructuring, which is expected to occur no later than January 31, 2018. The Company commenced solicitation on the Prepackaged Plan on November 6, 2017, and, pursuant to the RSAs, is required to file for reorganization under the Bankruptcy Code by November 30, 2017. The Company intends to complete the reorganization process on an expedited basis, concluding on the Effective Date, which is contemplated to be no later than January 31, 2018.
Refer to Notes 3 and 10 for more information on the Company's Prepackaged Chapter 11 Plan restructuring, including the impact on warehouse borrowings and advance financing facilities.
The Company is not currently in compliance with, and may be unable to regain and/or maintain compliance with, certain continued listing standards of the NYSE. If the Company is unable to cure any event of noncompliance with any continued listing standard of the NYSE within the applicable timeframe and other parameters set forth by the NYSE, or if the Company fails to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of the Company’s common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, the Company’s common stock. If the Company’s common stock is delisted from the NYSE, this could also have negative implications on the Company’s business relationships under the Company’s material agreements with lenders and other counterparties. The Company has been in contact with the NYSE and is working to regain compliance with NYSE continued listing requirements, including, among other things, by restructuring its corporate debt. The Company is also working with the NYSE to avoid delisting due to the Company’s plan to restructure its indebtedness under Chapter 11 of the Bankruptcy Code. The Company continues to monitor other listing standards. No assurance can be given that the Company’s common stock will not be delisted from the NYSE.
The Company’s subsidiaries are parties to seller/servicer agreements with, and/or subject to the guidelines and regulations of (collectively, the seller/servicer obligations), the GSEs and various government agencies, including the CFPB, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants and other requirements as defined by the applicable agency. To the extent that these seller/servicer obligations are not met, the applicable GSE or government agency may, at its option, take action to implement one or more of a variety of remedies including, without limitation, requiring certain Company subsidiaries to deposit funds as security for one or more of such subsidiaries’ obligations to the GSEs or government agencies, imposing sanctions on one or more of such subsidiaries, which could include monetary fines or penalties, forcing one or more subsidiaries to transfer servicing on all or a portion of the mortgage loans such subsidiary services for the applicable GSE or government agency, and/or suspending or terminating the approved seller/servicer status of one or more subsidiaries, which could prohibit or severely limit the ability of one or more subsidiaries to originate, service and/or securitize mortgage loans for the applicable GSE or agency. To date, none of the GSEs or government agencies with which the Company and its subsidiaries do business has communicated any material sanction, suspension or prohibition that would materially adversely affect the Company’s business; however, the GSEs and certain of such government agencies have required frequent reporting regarding the financial status of the Company, including preliminary financial results and the availability to the Company of financing capacity under its existing borrowing facilities. The GSEs and certain of such government agencies have also requested frequent telephonic updates with senior Company management regarding the status of the Company’s debt restructuring initiative and other matters. The Company’s subservicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on the Company’s business and liquidity. The Company continues to engage in communications with key stakeholders, including the GSEs, Ginnie Mae, HUD, regulators and government agencies in connection with the Restructuring and the uncertainties regarding the Company’s ability to continue as a going concern as identified above.
The significant risks and uncertainties related to the Company’s Prepackaged Plan raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

3. Company Restructuring
As previously disclosed in the Company’s Current Report on Form 8-K dated November 6, 2017, the Company commenced the solicitation of votes to obtain acceptances for a Prepackaged Plan under the Bankruptcy Code, which provides for the restructuring of the Company’s indebtedness consisting of the Company’s 2013 Term Loan, Senior Notes and Convertible Notes, as well as the Company’s outstanding common stock. The Company intends to commence a prepackaged Chapter 11 Case following the conclusion of the solicitation and on or before November 30, 2017. The Company intends to complete the reorganization process on an expedited basis, contemplated to be no later than January 31, 2018. Reference is made to the exhibits to this Quarterly Report on Form 10-Q for further information as to the Prepackaged Plan and the agreements related thereto.
On July 31, 2017, the Company entered into the Term Loan RSA, as amended, with lenders holding, as of July 31, more than 50% of the 2013 Term Loans and/or commitments outstanding under the Company’s 2013 Credit Agreement. Pursuant to the Term Loan RSA, in August 2017, the Company made a principal payment of $100.0 million on the 2013 Term Loan, resulting in a loss on extinguishment of $1.0 million, primarily due to the write-off of deferred financing fees. Additionally, in October 2017, the Company made principal payments on the 2013 Term Loan totaling $65.6 million, which included $37.5 million required under the terms of the Term Loan RSA and related amendments and $28.1 million which represented 80% of the gross proceeds from the sale of certain MSRs as required under the Third Amendment to the Credit Agreement. In addition, the Company will be required to repay $37.5 million upon the Effective Date of the Prepackaged Plan, and $72.7 million by February 15, 2018. On October 20, 2017, the Company entered into (i) the Amended and Restated Term Loan RSA with Consenting Term Lenders, and (ii) the Senior Noteholder RSA with the Consenting Senior Noteholders holding, as of October 20, 2017, more than 50% of the Senior Notes under the Senior Notes Indenture. As of November 6, 2017, the holders of more than 85% of the Senior Notes and more than 95% of the 2013 Term Loans are party to the applicable RSA, which requires them to vote to approve the Prepackaged Plan. It is contemplated that only the Parent Company will file for reorganization under Chapter 11. The Company's operating entities, including Ditech Financial and RMS, are expected to continue their operations in the ordinary course throughout the consummation of the Restructuring, although no assurance can be given that this will be the case.
The claims in the following classes are impaired under the Prepackaged Plan and entitled to vote to accept or reject the Prepackaged Plan: Term Lenders, Senior Noteholders and Convertible Noteholders. The Bankruptcy Code defines “acceptance” of a plan by a class of: (i) claims as acceptance by creditors in that class that hold at least two-thirds in dollar amount and more than one-half in number of the claims that cast ballots for acceptance or rejection of the plan; and (ii) interests as acceptance by interest holders in that class that hold at least two-thirds in dollar amount of the interests that cast ballots for acceptance or rejection of the plan.
In connection with the Restructuring, on November 6, 2017, the Company entered into the Commitment Letter with certain existing warehouse lenders, which, if approved by the Bankruptcy Court, will provide the Company with the DIP Warehouse Facilities of up to $1.9 billion in available warehouse financing during the Chapter 11 Case and one year following the Effective Date of the Prepackaged Plan. Proceeds of the new DIP Warehouse Facilities are intended to refinance RMS’s and Ditech Financial’s existing warehouse and servicer advance facilities and to fund Ditech Financial's and RMS’ continued business operations. The Parent Company will guarantee Ditech Financial’s and RMS’ obligations under the agreement.
The DIP Warehouse Facilities will provide that during the Chapter 11 Case, (i) up to $750.0 million will be available to fund Ditech Financial’s origination business, (ii) up to $800.0 million will be available to RMS, and (iii) up to $550.0 million will be available to finance advances related to Ditech Financial’s servicing activities, provided that this sub-limit may be increased to $600.0 million in the event that certain pre-petition servicing advance facilities are unavailable to Ditech Financial during the Chapter 11 Case. Upon the Effective Date of the Prepackaged Plan, the amount available to fund Ditech Financial's originations business under the exit warehouse facility will increase to up to $1.0 billion.
As previously disclosed, it is anticipated that, among other things, on the Effective Date:

•	the Parent Company will be a guarantor of the DIP Warehouse Facilities;

•
the Company's 2013 Credit Agreement will be amended and restated consistent with the terms of the draft Amended and Restated Credit Agreement as filed on November 6, 2017 with the Form T-3. The Amended and Restated Credit Agreement would among other things:

◦	Extend the maturity thereunder from December 2020 to June 2022

◦	Increase the interest rate margin to LIBOR plus 6.00%

◦	Require quarterly payments beginning in March 2018

◦	Amend and expand financial covenants;

•	the Company’s existing Revolving Credit Facility will be paid in full and terminated;

•	The Company will issue to holders of Senior Notes claims:

◦	$250.0 million aggregate principal amount of secured second lien notes with current market terms, covenants and conditions for second lien high yield notes;

◦
$100.0 million face amount of Mandatorily Convertible Preferred Stock, on terms set forth in a term sheet to the RSAs, convertible into 73% of the total number of issued and outstanding shares of New Common Stock as of the Effective Date subject to dilution by shares of New Common Stock issued or issuable pursuant to the Management Incentive Plan and by shares of New Common Stock issued after the Effective Date, including shares of New Common Stock issuable pursuant to the Warrants (if issued); and

◦
if the Convertible Noteholders do not vote to accept the Prepackaged Plan, 100% of the New Common Stock issued, subject to dilution by shares of New Common Stock issuable on conversion of the Mandatorily Convertible Preferred Stock and shares of New Common Stock issued or issuable pursuant to the Management Incentive Plan (described below) and shares of New Common Stock issued after the Effective Date.

•	Solely if the class of Convertible Notes claims votes to accept the Prepackaged Plan:

◦
each holder of a Convertible Note will receive its pro rata share of (i) New Common Stock representing, in the aggregate, 50% of the New Common Stock issued, subject to dilution by shares of New Common Stock issuable upon conversion of the Mandatorily Convertible Preferred Stock, shares of New Common Stock issued or issuable pursuant to the Management Incentive Plan and shares of New Common Stock issued after the Effective Date, including pursuant to the Warrants, and (ii) 50% of two separate classes of 10 year Warrants, on the terms set forth in a term sheet to the RSAs; and

◦
each holder of the Company’s existing common stock will receive its pro rata share of (i) New Common Stock representing, in the aggregate, 50% of the New Common Stock issued, subject to dilution by shares of New Common Stock issuable upon conversion of the Mandatorily Convertible Preferred Stock, shares of New Common Stock issued or issuable pursuant to the Management Incentive Plan and shares of New Common Stock issued after the Effective Date, including pursuant to the Warrants, and (ii) 50% of each class of Warrants.

If the Convertible Noteholders do not vote to accept the Prepackaged Plan, then holders of Convertible Notes and holders of the Company’s existing common stock will not receive or retain any property under the Prepackaged Plan, and 100% of the New Common Stock issued on the Effective Date will be issued to the Senior Noteholders, subject to dilution by shares of New Common Stock issuable upon conversion of the Mandatorily Convertible Preferred Stock, shares of New Common Stock issued or issuable pursuant to the Management Incentive Plan and shares of New Common Stock issued after the Effective Date.
Upon the Effective Date, the Company's existing common stock, Senior Notes and Convertible Notes will be canceled. The board of directors of the Reorganized Company will consist of nine members, with six directors designated by the Senior Noteholders, and three directors designated by the Company. The Reorganized Company will enter into a post-Restructuring Management Incentive Plan, under which 10% of the New Common Stock (after taking into account the shares to be issued under the Management Incentive Plan) will be reserved for issuance as awards under the Management Incentive Plan.
As required by the RSAs, the Company did not make the $5.5 million interest payment due November 1, 2017 on the Company’s Convertible Notes and, as provided for in the indenture governing the Convertible Notes, has entered into the 30-day grace period to make such payment.
Refer to Note 10 for further information on the DIP warehouse facilities and exit warehouse facilities.

4. Variable Interest Entities
Consolidated Variable Interest Entities
Included in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 are descriptions of the Company’s Consolidated VIEs.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	September 30, 2017
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$12,100	$10,682	$11,031	$—	$33,813
Residential loans at amortized cost, net	431,459	—	—	—	431,459
Residential loans at fair value	—	381,125	—	—	381,125
Receivables, net	—	7,498	—	894	8,392
Servicer and protective advances, net	—	—	478,834	—	478,834
Other assets	10,631	1,116	276	19,959	31,982
Total assets	$454,190	$400,421	$490,141	$20,853	$1,365,605

Liabilities
Payables and accrued liabilities	$1,961	$—	$536	$—	$2,497
Servicing advance liabilities	—	—	425,468	—	425,468
Mortgage-backed debt	395,976	436,921	—	—	832,897
Total liabilities	$397,937	$436,921	$426,004	$—	$1,260,862

	December 31, 2016
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$13,321	$10,257	$22,265	$—	$45,843
Residential loans at amortized cost, net	462,877	—	—	—	462,877
Residential loans at fair value	—	450,377	—	42,122	492,499
Receivables, net	—	15,033	—	765	15,798
Servicer and protective advances, net	—	—	734,707	—	734,707
Other assets	10,028	1,028	1,440	7,335	19,831
Total assets	$486,226	$476,695	$758,412	$50,222	$1,771,555

Liabilities
Payables and accrued liabilities	$2,140	$—	$845	$—	$2,985
Servicing advance liabilities	—	—	650,565	—	650,565
Mortgage-backed debt	429,931	514,025	—	—	943,956
Total liabilities	$432,071	$514,025	$651,410	$—	$1,597,506

Unconsolidated Variable Interest Entities
Included in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 are descriptions of the Company's variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs. Additionally, refer to Note 16 for information on the Company's transactions with WCO.
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
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to a breach of contractual representations and warranties. Refer to Note 14 for additional information.
The following table presents the carrying amounts of the Company’s net assets that relate to its continuing involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Net Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net (1)	Servicer and Protective Advances, Net	Payables and Accrued Liabilities	Total
September 30, 2017	$415,383	$17,168	$(1,565)	$430,986	$37,840,960
December 31, 2016 (1)	439,062	21,825	(1,983)	458,904	36,116,570
__________

(1)
The Company has revised the December 31, 2016 disclosed amount of net servicing rights for which the Company has continuing involvement. The total net servicing rights balance reported in the consolidated balance sheets as of December 31, 2016 was not impacted by this disclosure revision.

At September 30, 2017 and December 31, 2016, 1.7% and 1.3%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Cash proceeds received from sales, net of fees	$3,985,471	$5,643,244	$13,789,344	$15,933,300
Servicing fees collected (1)	30,668	35,125	91,034	106,304
Repurchases of previously sold loans (2)	36,401	7,974	67,413	24,292
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continuing involvement with mortgage loans that have been sold with servicing rights retained.

(2)
Includes Ginnie Mae buyout loans of $32.9 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $58.2 million and $11.2 million for the nine months ended September 30, 2017 and 2016, respectively.

In connection with these sales, the Company recorded servicing rights using either a fair value model that utilizes Level 3 unobservable inputs or using an agreed upon sales price considered to be Level 2. Refer to Note 8 for information relating to servicing of residential loans.

Transfers of Reverse Loans
The Company, through RMS, is an approved issuer of Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. The Company both originated and purchased HECMs that were pooled and securitized into HMBS that the Company sold into the secondary market with servicing rights retained. Effective January 2017, the Company exited the reverse mortgage originations business. As of September 30, 2017, the Company did not have any reverse loans remaining in its originations pipeline and had finalized the shutdown of the reverse mortgage originations business. The Company will continue to fund undrawn tails available to borrowers.
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
At September 30, 2017, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $9.1 billion and $9.4 billion, respectively.
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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. During the three and nine months ended September 30, 2017, the Company transferred $34.8 million in servicing rights carried at fair value from Level 3 to Level 2 as there was direct observable input in a non-active market available to measure these assets. During the three and nine months ended September 30, 2016, the Company transferred $212.6 million in servicing rights carried at fair value from Level 3 to Level 2 as there was direct observable input in a non-active market available to measure these assets.

Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There was an insignificant amount of assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	September 30, 2017	December 31, 2016
Level 2
Assets
Mortgage loans held for sale	$816,381	$1,176,280
Servicing rights carried at fair value	42,033	13,170
Freestanding derivative instruments	2,749	34,543
Level 2 assets	$861,163	$1,223,993
Liabilities
Freestanding derivative instruments	$1,916	$7,611
Servicing rights related liabilities	1,565	1,902
Level 2 liabilities	$3,481	$9,513

Level 3
Assets
Reverse loans	$10,111,725	$10,742,922
Mortgage loans related to Non-Residual Trusts	381,125	450,377
Mortgage loans held for sale	22,119	—
Charged-off loans	46,142	46,963
Receivables related to Non-Residual Trusts	7,498	15,033
Servicing rights carried at fair value	766,797	936,423
Freestanding derivative instruments (IRLCs)	33,466	53,394
Level 3 assets	$11,368,872	$12,245,112
Liabilities
Freestanding derivative instruments (IRLCs)	$867	$4,193
Mortgage-backed debt related to Non-Residual Trusts	436,921	514,025
HMBS related obligations	9,598,234	10,509,449
Level 3 liabilities	$10,036,022	$11,027,667

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Three Months Ended September 30, 2017
	Fair Value July 1, 2017	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales and Other	Originations / Issuances	Settlements	Transfers Out of Level 3	Fair Value September 30, 2017
Assets
Reverse loans	$10,440,669	$47,398	$—	$—	$84,862	$(461,204)	$—	$10,111,725
Mortgage loans related to Non-Residual Trusts (1)	406,006	13,160	—	(16,172)	—	(21,869)	—	381,125
Mortgage loans held for sale (1)	8,738	(2,201)	—	16,172	—	(590)	—	22,119
Charged-off loans (2)	49,626	6,157	—	—	—	(9,641)	—	46,142
Receivables related to Non-Residual Trusts	11,841	(362)	—	—	—	(3,981)	—	7,498
Servicing rights carried at fair value	864,108	(81,881)	36	1,465	17,916	—	(34,847)	766,797
Freestanding derivative instruments (IRLCs)	31,687	1,833	—	—	—	(54)	—	33,466
Total assets	$11,812,675	$(15,896)	$36	$1,465	$102,778	$(497,339)	$(34,847)	$11,368,872

Liabilities
Freestanding derivative instruments (IRLCs)	$(2,175)	$1,308	$—	$—	$—	$—	$—	$(867)
Mortgage-backed debt related to Non-Residual Trusts	(470,600)	(8,459)	—	—	—	42,138	—	(436,921)
HMBS related obligations	(9,986,409)	(45,588)	—	—	(97,776)	531,539	—	(9,598,234)
Total liabilities	$(10,459,184)	$(52,739)	$—	$—	$(97,776)	$573,677	$—	$(10,036,022)
__________

(1)
During the three months ended September 30, 2017, $16.2 million of loans transferred from mortgage loans related to Non-Residual Trusts to mortgage loans held for sale upon exercising a mandatory call obligation. See Note 14 for additional information on the mandatory call obligations.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $0.5 million during the three months ended September 30, 2017.

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

	For the Nine Months Ended September 30, 2017
	Fair Value January 1, 2017	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales and Other	Originations / Issuances	Settlements	Transfers Out of Level 3	Fair Value September 30, 2017
Assets
Reverse loans	$10,742,922	$162,579	$44,769	$—	$256,896	$(1,095,441)	$—	$10,111,725
Mortgage loans related to Non-Residual Trusts (1)	450,377	22,319	—	(25,062)	—	(66,509)	—	381,125
Mortgage loans held for sale (1)	—	(2,195)	—	25,062	—	(748)	—	22,119
Charged-off loans (2)	46,963	28,909	—	—	—	(29,730)	—	46,142
Receivables related to Non-Residual Trusts	15,033	2,740	—	—	—	(10,275)	—	7,498
Servicing rights carried at fair value	936,423	(200,993)	555	5,672	59,987	—	(34,847)	766,797
Freestanding derivative instruments (IRLCs)	53,394	(19,763)	—	—	—	(165)	—	33,466
Total assets	$12,245,112	$(6,404)	$45,324	$5,672	$316,883	$(1,202,868)	$(34,847)	$11,368,872

Liabilities
Freestanding derivative instruments (IRLCs)	$(4,193)	$3,326	$—	$—	$—	$—	$—	$(867)
Mortgage-backed debt related to Non-Residual Trusts	(514,025)	(22,424)	—	—	—	99,528	—	(436,921)
HMBS related obligations	(10,509,449)	(138,195)	—	—	(375,786)	1,425,196	—	(9,598,234)
Total liabilities	$(11,027,667)	$(157,293)	$—	$—	$(375,786)	$1,524,724	$—	$(10,036,022)
__________

(1)
During the nine months ended September 30, 2017, $25.1 million of loans transferred from mortgage loans related to Non-Residual Trusts to mortgage loans held for sale upon exercising a mandatory call obligation. See Note 14 for additional information on the mandatory call obligations.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $12.4 million during the nine months ended September 30, 2017.

	For the Nine Months Ended September 30, 2016
	Fair Value January 1, 2016	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Transfers Out of Level 3	Fair Value September 30, 2016
Assets
Reverse loans	$10,763,816	$392,348	$296,093	$—	$357,603	$(864,791)	$—	$10,945,069
Mortgage loans related to Non-Residual Trusts	526,016	10,556	—	—	—	(72,952)	—	463,620
Charged-off loans (1)	49,307	32,924	—	—	—	(32,970)	—	49,261
Receivables related to Non-Residual Trusts	16,542	4,698	—	—	—	(6,230)	—	15,010
Servicing rights carried at fair value (2)	1,682,016	(600,109)	5,685	(41,027)	148,449	—	(212,630)	982,384
Freestanding derivative instruments (IRLCs)	51,519	27,476	—	—	—	(574)	—	78,421
Total assets	$13,089,216	$(132,107)	$301,778	$(41,027)	$506,052	$(977,517)	$(212,630)	$12,533,765

Liabilities
Freestanding derivative instruments (IRLCs)	$(1,070)	$555	$—	$—	$—	$—	$—	$(515)
Servicing rights related liabilities (3)	(117,000)	(4,688)	—	—	(27,886)	30,307	—	(119,267)
Mortgage-backed debt related to Non-Residual Trusts	(582,340)	(21,101)	—	—	—	74,068	—	(529,373)
HMBS related obligations	(10,647,382)	(330,863)	—	—	(684,711)	963,236	—	(10,699,720)
Total liabilities	$(11,347,792)	$(356,097)	$—	$—	$(712,597)	$1,067,611	$—	$(11,348,875)
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

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on mortgage loans held for sale, charged-off loans, IRLCs, servicing rights carried at fair value, and servicing rights related liabilities, are recognized in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive loss. Gains and losses related to charged-off loans are recorded in other revenues, while gains and losses relating to IRLCs and mortgage loans held for sale are recorded in net gains on sales of loans on the consolidated statements of comprehensive loss. The change in fair value of servicing rights carried at fair value and servicing rights related liabilities are recorded in net servicing revenue and fees on the consolidated statements of comprehensive loss. Total gains and losses included in the financial statement line items disclosed above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
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

		September 30, 2017		December 31, 2016
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years (4)	0.5 - 10.5	4.1	0.6 - 10.2	3.8
	Conditional repayment rate	12.51% - 71.58%	28.35%	13.23% - 55.32%	28.48%
	Discount rate	2.95% - 4.20%	3.34%	1.93% - 3.69%	2.93%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	2.22% - 2.72%	2.52%	1.98% - 2.67%	2.27%
	Conditional default rate	0.90% - 4.55%	2.31%	1.02% - 4.25%	2.61%
	Loss severity	88.49% - 100.00%	99.24%	79.98% - 100.00%	96.61%
	Discount rate	8.32%	8.32%	8.00%	8.00%
Mortgage loans held for sale	Conditional prepayment rate	4.81% - 5.85%	5.16%	—	—
	Conditional default rate	2.46% - 3.33%	2.76%	—	—
	Loss severity	86.65% - 99.40%	93.96%	—	—
	Discount rate	9.80%	9.80%	—	—
Charged-off loans	Collection rate	2.82% - 4.63%	2.91%	2.69% - 3.55%	2.74%
	Discount rate	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	2.55% - 3.31%	2.90%	2.22% - 3.17%	2.65%
	Conditional default rate	1.77% - 5.12%	3.05%	2.32% - 4.66%	3.34%
	Loss severity	86.80% - 100.00%	97.93%	77.88% - 100.00%	94.51%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years (4)	2.4 - 7.0	5.7	2.6 - 7.4	6.0
	Discount rate	9.91% - 14.81%	11.68%	10.68% - 14.61%	11.56%
	Conditional prepayment rate	6.55% - 24.35%	10.70%	5.76% - 21.67%	9.09%
	Conditional default rate	0.04% - 3.68%	0.90%	0.04% - 2.97%	0.88%
	Cost to service	$62 - $1,260	$133	$62 - $1,260	$128
Interest rate lock commitments	Loan funding probability	1.00% - 100.00%	60.95%	16.00% - 100.00%	75.86%
	Fair value of initial servicing rights multiple (5)	0.01 - 5.27	2.69	0.01 - 5.98	3.06

		September 30, 2017		December 31, 2016
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	37.34% - 100.00%	81.15%	34.40% - 100.00%	83.36%
	Fair value of initial servicing rights multiple (5)	0.12 - 4.92	3.47	0.04 - 6.04	3.69
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	2.55% - 3.31%	2.90%	2.22% - 3.17%	2.65%
	Conditional default rate	1.77% - 5.12%	3.05%	2.32% - 4.66%	3.34%
	Loss severity	86.80% - 100.00%	97.93%	77.88% - 100.00%	94.51%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years (4)	0.4 - 8.0	3.6	0.4 - 7.2	3.2
	Conditional repayment rate	12.80% - 86.77%	32.69%	11.49% - 57.76%	27.74%
	Discount rate	2.61% - 4.01%	3.35%	1.50% - 3.17%	2.56%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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
Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	September 30, 2017		December 31, 2016
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$10,111,725	$9,754,214	$10,742,922	$10,218,007
Mortgage loans held for sale (1)	838,500	812,134	1,176,280	1,148,897
Mortgage loans related to Non-Residual Trusts	381,125	431,423	450,377	513,545
Charged-off loans	46,142	2,371,073	46,963	2,439,318
Total	$11,377,492	$13,368,844	$12,416,542	$14,319,767

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$436,921	$439,523	$514,025	$518,317
HMBS related obligations (2)	9,598,234	9,139,847	10,509,449	9,916,383
Total	$10,035,155	$9,579,370	$11,023,474	$10,434,700
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 10 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.

Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that have been deemed to have no fair value at September 30, 2017 as a result of severity rates being greater than 100%. The fair value of these loans is $1.6 million at December 31, 2016. These loans have an unpaid principal balance of $27.5 million and $29.5 million at September 30, 2017 and December 31, 2016, respectively. Mortgage loans held for sale that are 90 days or more past due were $16.4 million at September 30, 2017 and insignificant at December 31, 2016. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $114.2 million and $104.6 million at September 30, 2017 and December 31, 2016, respectively. In addition, the Company had loans that were in the process of foreclosure of $368.8 million and $418.4 million at September 30, 2017 and December 31, 2016, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheets. Real estate owned, net is included on the consolidated balance sheets within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		September 30, 2017		December 31, 2016
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 59.80%	7.02%	0.00% - 61.61%	7.30%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at the time of foreclosure.
The Company held real estate owned, net in the Reverse Mortgage and Servicing segments and Other non-reportable segment of $99.9 million, $13.2 million and $1.1 million at September 30, 2017, respectively, and $90.7 million, $12.9 million and $1.0 million at December 31, 2016, respectively. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.

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

		September 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net (1)	Level 3	$449,160	$451,956	$480,920	$490,562
Servicer and protective advances, net	Level 3	850,867	787,260	1,195,380	1,147,155

Financial liabilities
Servicing advance liabilities (2)	Level 3	508,991	508,936	781,734	782,570
Corporate debt (3)	Level 2	2,020,897	1,539,010	2,126,176	1,967,518
Mortgage-backed debt carried at amortized cost	Level 3	395,976	401,944	429,931	435,679
__________

(1)	Excludes loans subject to repurchase from Ginnie Mae and the related liability. The December 31, 2016 amounts disclosed above have been revised to reflect this exclusion.

(2)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(3)	The carrying amounts of corporate debt are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheets.
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

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Realized gains on sales of loans (1)	$19,186	$90,736	$127,954	$250,815
Change in unrealized gains on loans held for sale	(828)	(4,261)	12,784	8,578
Gains (losses) on interest rate lock commitments	3,140	2,719	(16,438)	28,031
Losses on forward sales commitments	(9,544)	(6,082)	(32,950)	(116,419)
Losses on MBS purchase commitments	(4,034)	(18,301)	(6,252)	(31,574)
Capitalized servicing rights (1)	58,814	49,912	110,204	148,449
Provision for repurchases	(1,846)	(3,221)	(5,644)	(11,658)
Interest income	8,156	10,545	28,581	30,478
Other	(31)	(33)	(325)	(33)
Net gains on sales of loans	$73,013	$122,014	$217,914	$306,667
__________

(1)
Includes reclassification of the capitalization of servicing rights associated with co-issue MSR sales with NRM from realized gains on sale of loans to capitalized servicing rights of $33.8 million for the first two quarters of 2017. The co-issue MSR sales for the first, second and third quarters of 2017 were $16.0 million, $17.8 million and $16.1 million, respectively.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income on reverse loans	$113,519	$112,838	$340,465	$337,063
Change in fair value of reverse loans	(66,121)	(16,699)	(177,886)	55,285
Net fair value gains on reverse loans	47,398	96,139	162,579	392,348

Interest expense on HMBS related obligations	(99,153)	(102,879)	(302,879)	(309,501)
Change in fair value of HMBS related obligations	53,565	25,367	164,684	(21,362)
Net fair value losses on HMBS related obligations	(45,588)	(77,512)	(138,195)	(330,863)
Net fair value gains on reverse loans and related HMBS obligations	$1,810	$18,627	$24,384	$61,485
7. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	September 30, 2017			December 31, 2016
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$1,850,244	$33,466	$867	$3,046,549	$53,394	$4,193
Forward sales commitments	2,135,500	2,740	1,635	3,978,000	29,471	7,609
MBS purchase commitments	272,000	9	281	623,500	5,072	2
Total derivative instruments		$36,215	$2,783		$87,937	$11,804
Cash margin		$1,043	$777		$—	$30,941

Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as associated cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions were asset positions of $1.5 million and $5.5 million, and liability positions of $0.6 million and $9.0 million, at September 30, 2017 and December 31, 2016, respectively. A master netting arrangement with one of the Company’s counterparties also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with that same counterparty. At September 30, 2017, the Company’s net asset position with that counterparty of $3.6 million was comprised of a net derivative asset position of $0.4 million and $4.0 million of over-collateralized positions, partially offset by a cash margin received of $0.8 million.
The Company also has a master netting arrangement with another of the Company’s counterparties, which also allows for offsetting derivative positions and margin against amounts associated with the master repurchase agreement with the same counterparty. At September 30, 2017, the Company’s net derivative liability position with that counterparty was $0.2 million. Under the master netting arrangement, the Company is able to utilize certain over-collateralized positions and excess cash deposited with the counterparty associated with the master repurchase agreement to reduce potential cash margin posting requirements on derivative transactions. At September 30, 2017, there were $7.9 million of over-collateralized positions and $3.2 million in excess cash deposited with the counterparty related to the master repurchase agreement. The master netting agreement does not obligate the counterparty to transfer cash margin to the Company related to the master repurchase agreement over-collateralization and excess cash positions.
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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	September 30, 2017		December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners
Capitalized servicing rights	925,034	$102,525,963	1,032,676	$112,936,287
Capitalized subservicing (1)	54,923	3,884,747	130,018	7,426,803
Subservicing	723,280	101,089,228	804,461	113,392,035
Total third-party servicing portfolio	1,703,237	207,499,938	1,967,155	233,755,125
On-balance sheet residential loans and real estate owned	89,249	11,892,038	97,388	12,690,018
Total servicing portfolio	1,792,486	$219,391,976	2,064,543	$246,445,143
__________

(1)	Consists of subservicing contracts acquired through business combinations whereby the aggregate benefits from the contract are greater than adequate compensation for performing the servicing.

Net Servicing Revenue and Fees
The Company earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Servicing fees (1) (2)	$119,253	$172,780	$381,800	$527,616
Incentive and performance fees (1)	12,807	17,158	44,756	54,941
Ancillary and other fees (1) (3)	20,783	23,434	66,038	73,101
Servicing revenue and fees	152,843	213,372	492,594	655,658
Amortization of servicing rights (4) (5)	(5,018)	(5,822)	(19,969)	(13,058)
Change in fair value of servicing rights	(82,796)	(86,036)	(203,026)	(600,109)
Change in fair value of servicing rights related liabilities (2) (6)	—	(9,885)	(62)	(4,688)
Net servicing revenue and fees	$65,029	$111,629	$269,537	$37,803
__________

(1)
Includes subservicing fees and incentive, performance, ancillary and other fees related to servicing assets held by WCO of $1.3 million and $0.2 million, respectively, for the three months ended September 30, 2016 and $3.5 million and $0.5 million, respectively, for the nine months ended September 30, 2016.

(2)	Includes a pass-through of $3.5 million and $6.5 million relating to servicing rights sold to WCO for the three and nine months ended September 30, 2016, respectively.

(3)
Includes late fees of $14.2 million and $15.2 million for the three months ended September 30, 2017 and 2016, respectively, and $44.7 million and $48.9 million for the nine months ended September 30, 2017 and 2016, respectively.

(4)
Includes amortization of a servicing liability of $1.1 million and $2.4 million for the three months ended September 30, 2017 and 2016, respectively, and $3.2 million and $6.7 million for the nine months ended September 30, 2017 and 2016, respectively.

(5)	Includes impairment of servicing rights and a servicing liability of $3.7 million and $14.8 million for the three and nine months ended September 30, 2017, respectively.

(6)
Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $5.0 million and $12.0 million for the three and nine months ended September 30, 2016, respectively.

Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$74,621	$5,505	$99,302	$7,258
Sales	—	—	(130)	—
Amortization of servicing rights (1)	(7,184)	(1,147)	(15,545)	(1,337)
Impairment of servicing rights (2)	(10,644)	—	(19)	—
Balance at end of the period	$56,793	$4,358	$83,608	$5,921
__________

(1)
Includes amortization of servicing rights for the mortgage loan class and the reverse loan class of $2.0 million and $0.4 million, respectively, for the three months ended September 30, 2017 and $4.9 million and $0.4 million, respectively, for the three months ended September 30, 2016.

(2)	Includes impairment of servicing rights related to the mortgage loan class of $1.6 million for the three months ended September 30, 2017.

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. The fair value of servicing rights for the mortgage loan class and the reverse loan class was $57.5 million and $5.3 million, respectively at September 30, 2017, and $79.9 million and $7.3 million, respectively, at December 31, 2016. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	September 30, 2017		December 31, 2016
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	4.4	2.8	5.1	2.6
Weighted-average discount rate	13.00%	15.00%	13.00%	15.00%
Conditional prepayment rate (2)	5.80%	N/A	6.51%	N/A
Conditional default rate (2)	2.46%	N/A	2.33%	N/A
Conditional repayment rate (3)	N/A	35.00%	N/A	32.28%
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
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of the period	$870,758	$1,255,351	$949,593	$1,682,016
Purchases	36	497	555	22,336
Servicing rights capitalized upon sales of loans (1)	69,266	49,912	122,562	148,449
Sales (1)	(48,434)	(12,792)	(60,854)	(41,027)
Other	—	(11,918)	—	(16,651)
Change in fair value due to:
Changes in valuation inputs or other assumptions (2)	(51,539)	(25,922)	(103,820)	(412,095)
Other changes in fair value (3)	(31,257)	(60,114)	(99,206)	(188,014)
Total change in fair value	(82,796)	(86,036)	(203,026)	(600,109)
Balance at end of the period (4)	$808,830	$1,195,014	$808,830	$1,195,014
__________

(1)
During the third quarter of 2017, the disclosure above was revised to reflect the capitalization of servicing rights associated with co-issue MSR with NRM in the amount of $49.9 million, which increased the amount of servicing rights capitalized upon sales of loans as well as the offsetting sales of servicing rights lines shown above. The impacts to the first, second and third quarters of 2017 were $16.0 million, $17.8 million and $16.1 million, respectively. The total servicing rights reported in the consolidated balance sheets was not impacted by this disclosure revision.

(2)	Represents the change in fair value typically resulting from market-driven changes in interest rates and prepayment speeds.

(3)	Represents the realization of expected cash flows over time.

(4)	Includes servicing rights that were sold to WCO and accounted for as a financing transaction of $34.0 million at September 30, 2016.

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
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	September 30, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	11.68%	$(32,327)	$(62,154)	11.56%	$(41,926)	$(80,512)
Weighted-average conditional prepayment rate	10.70%	(37,357)	(71,866)	9.09%	(30,513)	(59,083)
Weighted-average conditional default rate	0.90%	(28,308)	(54,664)	0.88%	(28,370)	(57,854)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017 (1)	2016	2017 (1)	2016
Weighted-average life in years	6.1	5.8	6.4	6.0
Weighted-average discount rate	14.71%	12.14%	14.20%	12.51%
Weighted-average conditional prepayment rate	10.36%	11.32%	9.14%	10.11%
Weighted-average conditional default rate	0.42%	0.18%	0.44%	0.31%
__________

(1)	Excludes inputs and assumptions related to servicing rights capitalized under the Company's co-issue program with NRM, which are classified as Level 2.

9. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Loans subject to repurchase from Ginnie Mae	$293,744	$184,289
Curtailment liability	122,739	121,305
Accounts payable and accrued liabilities	119,935	155,556
Employee-related liabilities	44,205	91,063
Originations liability	31,237	62,969
Accrued interest payable	22,973	9,414
Servicing rights and related advance purchases payable	15,075	18,187
Uncertain tax positions (1)	7,077	9,414
Derivative instruments	2,783	11,804
Payables to insurance carriers	—	5,452
Margin payable on derivative instruments	777	30,941
Other	60,646	58,617
Total payables and accrued liabilities	$721,191	$759,011
__________

(1)
Included in the uncertain tax position at December 31, 2016 is $2.5 million related to the sale of the insurance business as described in Note 1. In connection with the closing of the sale on February 1, 2017, the uncertain tax position related to the insurance business was reversed.

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
Over the next few years, the Company intends to consolidate its operations into three “core” Ditech sites - Fort Washington, PA; Jacksonville, FL; and Tempe, AZ; and one “core” RMS site - Houston, TX. The Irving, TX location is expected to be closed by the end of 2017 and remaining sites are undergoing strategic review and plans for them are expected to be finalized by early 2018. These strategic reviews could result in additional site closings or other outcomes. The costs associated with such actions will be included in the exit liability as such time that each action is approved by management.
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

The following table presents the current period activity in the accrued exit liability resulting from each of the 2015 Actions, 2016 Actions and 2017 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	For the Nine Months Ended September 30, 2017
	2015 Actions	2016 Actions	2017 Actions	Total
Balance at January 1, 2017	$988	$11,878	$—	$12,866
Charges
Severance and related costs (1)	(57)	25	7,734	7,702
Office closures and other costs	47	38	850	935
Total charges	(10)	63	8,584	8,637
Cash payments or other settlements
Severance and related costs	(163)	(11,002)	(3,486)	(14,651)
Office closures and other costs	(545)	(472)	(242)	(1,259)
Total cash payments or other settlements	(708)	(11,474)	(3,728)	(15,910)
Balance at September 30, 2017	$270	$467	$4,856	$5,593

Cumulative charges incurred
Severance and related costs	7,181	19,793	7,734	34,708
Office closures and other costs	6,582	3,816	850	11,248
Total cumulative charges incurred	$13,763	$23,609	$8,584	$45,956

Total expected costs to be incurred (2)	$13,763	$23,609	$12,117	$49,489
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)
Total expected costs for the 2017 Actions are based on actions as set forth in the 2017 operating plan. These expected costs could change based on additional actions as determined by management throughout the year.

The following table presents the current period activity for each of the 2015 Actions, 2016 Actions, and 2017 Actions described above by reportable segment (in thousands):

	For the Nine Months Ended September 30, 2017
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Balance at January 1, 2017
2015 Actions	$453	$260	$275	$—	$988
2016 Actions	4,323	1,023	2,222	4,310	11,878
2017 Actions	—	—	—	—	—
Total balance at January 1, 2017	4,776	1,283	2,497	4,310	12,866
Charges
2015 Actions (1)	(57)	35	12	—	(10)
2016 Actions (1)	42	(147)	22	146	63
2017 Actions	6,117	1,097	1,370	—	8,584
Total charges	6,102	985	1,404	146	8,637
Cash payments or other settlements
2015 Actions	(250)	(213)	(245)	—	(708)
2016 Actions	(4,058)	(876)	(2,191)	(4,349)	(11,474)
2017 Actions	(2,239)	(846)	(643)	—	(3,728)
Total cash payments or other settlements	(6,547)	(1,935)	(3,079)	(4,349)	(15,910)
Balance at September 30, 2017
2015 Actions	146	82	42	—	270
2016 Actions	307	—	53	107	467
2017 Actions	3,878	251	727	—	4,856
Total balance at September 30, 2017	$4,331	$333	$822	$107	$5,593

Total cumulative charges incurred
2015 Actions	$6,424	$4,625	$1,863	$851	$13,763
2016 Actions	11,644	989	5,248	5,728	23,609
2017 Actions	6,117	1,097	1,370	—	8,584
Total cumulative charges incurred	$24,185	$6,711	$8,481	$6,579	$45,956

Total expected costs to be incurred
2015 Actions	$6,424	$4,625	$1,863	$851	$13,763
2016 Actions	11,644	989	5,248	5,728	23,609
2017 Actions (2)	9,650	1,097	1,370	—	12,117
Total expected costs to be incurred	$27,718	$6,711	$8,481	$6,579	$49,489
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)
Total expected costs for the 2017 Actions are based on actions as set forth in the 2017 operating plan. These expected costs could change based on additional actions as determined by management throughout the year.

10. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The facilities had an aggregate funding capacity of $2.6 billion at September 30, 2017 and are secured by certain residential loans and real estate owned. At September 30, 2017, the interest rates on the facilities were primarily based on LIBOR plus between 2.10% and 5.63%, and have various expiration dates through August 2018. At September 30, 2017, $672.9 million of the outstanding borrowings were secured by $785.7 million in originated and purchased residential loans and $505.4 million of outstanding borrowings were secured by $578.6 million in repurchased HECMs and real estate owned.
On October 2, 2017, a facility used to fund the origination and purchase of residential loans was amended to, among other things, increase the committed capacity and total aggregate capacity by $150.0 million, decrease the advance rate and increase the interest rate spread by 2.50%.
On October 18, 2017, a warehouse facility used to fund the origination and purchase of residential loans was amended to, among other things, shift $150.0 million of uncommitted capacity to committed capacity, remove a requirement to maintain an additional warehouse line at least equal to its aggregate capacity and remove certain requirements limiting the percentage of committed borrowings outstanding on the facility.
On October, 26 2017, a warehouse facility used to fund the origination and purchase of residential loans, which had a total capacity of $500.0 million, and a committed capacity of $250.0 million was terminated. Borrowings under this facility were fully repaid prior to termination.
On October 31, 2017 a warehouse facility used to fund the origination and purchase of residential loans, which had a total capacity of $500.0 million, and a committed capacity of $250.0 million, matured and was not renewed. Borrowings under this facility were fully repaid on or prior to the maturity date.
Subsequent to the October 2017 actions discussed previously, the remaining warehouse facilities had an aggregate capacity of $1.7 billion, which includes $550.0 million provided on an uncommitted basis.
On November 6, 2017, the Company entered into the Commitment Letter with certain existing warehouse lenders, which, if approved by the Bankruptcy Court, will provide the Company with the DIP Warehouse Facilities of up to $1.9 billion in available warehouse and other financing during the Chapter 11 Case and for one year following the Effective Date of the Prepackaged Plan. The warehouse facilities will provide that, during the Chapter 11 Case, up to $750.0 million will be available to fund the origination and purchase of residential loans, up to $800.0 million will be available to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. Upon the Effective Date of the Prepackaged Plan, the amount available to fund the origination and purchase of residential loans under the exit warehouse facility will increase to up to $1.0 billion. The DIP and exit warehouse facilities also provide that up to $550.0 million will be available to finance advances related to Ditech Financial’s servicing activities, provided that this sub-limit may be increased to $600.0 million in the event that certain pre-petition servicing advance facilities are unavailable to Ditech Financial during the Chapter 11 Case. At September 30, 2017, the Company's servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity of $925.0 million, which was reduced to $675.0 million on October 4, 2017 upon the renewal of one of the facilities.
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

All of the Company’s master repurchase agreements contain customary events of default and covenants, the most significant of which are (i) events of default triggered by certain insolvency related events with respect to either of Ditech Financial or the Parent Company, and (ii) financial covenants. Such insolvency related events of default are triggered upon, among other things, commencement of a bankruptcy proceeding with respect to either of Ditech Financial or the Parent Company. The DIP Warehouse Facility is expected to provide replacement funding to the extent that such events of default occur in connection with the Restructuring.
Financial covenants most sensitive to the Company’s subsidiaries' operating results and financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. The Company had received waivers and/or amendments required as a result of the restatement of its consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 and for conclusions reached regarding the Company's ability to continue as a going concern. Ditech Financial's master repurchase agreements that contain profitability covenants were also amended to the extent necessary to allow for a net loss under such covenants for the quarters ending September 30, 2017 and December 31, 2017 as applicable to the terms of each respective agreement. In addition, the Company received waivers and/or amendments required to waive any default, event of default, termination event, amortization event or similar event arising from certain actions the Company may take in connection with the Restructuring. As a result of receiving these waivers and/or amendments, the Company was in compliance with all financial covenants relating to master repurchase agreements at September 30, 2017.
The Company's subsidiaries are dependent on the ability to secure warehouse facilities on acceptable terms and to renew, replace or resize existing facilities as they expire. If the Company fails to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, the Company may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. The DIP Warehouse Facility is contemplated to refinance and replace substantially all of the Company’s existing warehouse facilities and enable the Company to avoid such adverse actions while pursing the Restructuring. In connection with implementing the DIP Warehouse Facility, the Company may seek waivers, amendments and/or forbearances from its existing warehouse lenders in order to facilitate the transition of funding from the Company’s existing warehouse facilities to the DIP Warehouse Facility.
11. Share-Based Compensation
Effective May 17, 2017, the Company established the 2017 Plan, which permits the grant of stock options, restricted stock and other awards to the Company’s and the Company’s subsidiaries’ officers, employees, non-employee directors and consultants and advisors. The 2017 Plan reserves for issuance a total of 3,650,000 authorized shares of common stock, which includes shares that were not awarded under the 2011 Plan. No new awards were granted under the 2011 Plan after May 17, 2017; however, prior awards will remain outstanding in accordance with the terms of the 2011 Plan.
During the three and nine months ended September 30, 2017, the Company granted 631,946 and 653,398 RSUs, respectively, to the Company's non-employee directors, which vested immediately. The weighted-average grant date fair value of $0.58 for these awards was based on the closing market prices of the Company's stock on their respective dates of grant.
The Company's share-based compensation expense is reflected in salaries and benefits expense in the consolidated statements of comprehensive loss.
12. Common Stock and Loss Per Share
Rights Agreement
On November 11, 2016, the Company entered into an Amended and Restated Section 382 Rights Agreement with Computershare, which amends and restates the Rights Agreement between the Company and Computershare dated as of June 29, 2015, as previously amended. On November 9, 2017, the Company and Computershare entered into Amendment No. 1 to the Rights Agreement to extend the term of the Rights Agreement by one year, from November 11, 2017 to November 11, 2018. On June 29, 2015, the Company's Board of Directors had authorized and the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock. The dividend was payable on July 9, 2015 to stockholders of record as of the close of business on July 9, 2015 and entitled the registered holder thereof to purchase from the Company one one-thousandth of a fully paid non-assessable share of Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $74.16, subject to adjustment as provided in the Rights Agreement. Any shares of common stock issued by the Company after such date also receive such a right. The terms of the preferred stock purchase rights are set forth in the Rights Agreement.

Subsequent to the initial adoption of the Rights Agreement, it was amended to, among other things, permit certain stockholders to acquire up to 25% of the outstanding shares of the Company's common stock. The Company entered into the November 2016 amendment and restatement of the Rights Agreement to, among other things, lower the ownership thresholds permitted pursuant to the Rights Agreement such that if any person or group of persons, including persons who owned more than the threshold percentage of shares on the amendment date, but excluding certain exempted persons, acquires 4.99% or more of the Company's outstanding common stock or any other interest that would be treated as "stock" for the purposes of Section 382, there would be a triggering event potentially resulting in significant dilution in the voting power and economic ownership of such acquiring person or group. The Rights Agreement, as amended, provides that the rights issued thereunder will expire on November 11, 2018 or upon the earlier occurrence of certain events, subject to the extension of the Rights Agreement by the Company's Board of Directors or the redemption or exchange of the rights by the Company, in each case as described in, and subject to the terms of, the Rights Agreement.
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
Loss Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations shown on the consolidated statements of comprehensive loss (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted loss per share
Net loss available to common stockholders (numerator)	$(124,133)	$(213,267)	$(213,934)	$(875,932)
Weighted-average common shares outstanding (denominator)	36,714	36,144	36,555	35,828
Basic and diluted loss per common and common equivalent share	$(3.38)	$(5.90)	$(5.85)	$(24.45)
For periods in which there is income, certain securities would be antidilutive to the diluted earnings per share calculation. The following table summarizes antidilutive securities that would be excluded from the computation of dilutive earnings per share (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Outstanding share-based compensation awards
Stock options (1)	3,547	3,962	3,547	3,245
Performance shares (2)	—	—	—	—
Restricted stock units	327	808	327	564
Assumed conversion of Convertible Notes	4,932	4,932	4,932	4,932
__________

(1)	Includes out-of-the-money stock options totaling 3.5 million and 3.0 million at September 30, 2017 and 2016, respectively.

(2)	Performance shares represent the number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
The Convertible Notes are antidilutive when calculating earnings per share when the Company's average stock price is less than $58.80. Upon conversion of the Convertible Notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.
13. Segment Reporting
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

•
Reverse Mortgage — primarily focuses on the servicing of reverse loans for the Company's own reverse mortgage portfolio and subservicing on behalf of third-party credit owners of reverse loans. The Reverse Mortgage segment also provides complementary services for the reverse mortgage market, such as real estate owned property management and disposition, for a fee. Effective January 2017, the Company exited the reverse mortgage originations business. As of September 30, 2017, the Company did not have any reverse loans remaining in its originations pipeline and had finalized the shutdown of the reverse mortgage originations business. The Company will continue to fund undrawn tails available to borrowers.

The following tables present select financial information for the reportable segments (in thousands). The Company has presented the revenue and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses that have not been allocated to the business segments, in Other. Intersegment revenues and expenses have been eliminated.

	For the Three Months Ended September 30, 2017
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$90,508	$81,268	$9,083	$181	$(4,396)	$176,644
Income (loss) before income taxes	(69,342)	19,868	(24,900)	(49,304)	—	(123,678)

	For the Three Months Ended September 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$148,873	$133,440	$27,023	$(194)	$(11,812)	$297,330
Income (loss) before income taxes	(161,581)	51,672	(23,023)	(25,251)	—	(158,183)
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Other non-reportable segment of $2.2 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively. Included in these amounts are late fees that were waived as an incentive for borrowers refinancing their loans of $0.6 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, which reduced net gains on sales of loans recognized by the Originations segment.

(2)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $2.7 million and $9.8 million for the three months ended September 30, 2017 and 2016, respectively.

(3)
The Originations segment recorded intercompany revenues for fees earned supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights of less than $0.1 million for the three months ended September 30, 2017 and 2016.

	For the Nine Months Ended September 30, 2017
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$355,714	$242,596	$46,985	$891	$(15,470)	$630,716
Income (loss) before income taxes	(80,161)	50,710	(46,699)	(135,757)	—	(211,907)

	For the Nine Months Ended September 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Total revenues (1) (2) (3)	$158,431	$343,926	$87,255	$(119)	$(37,919)	$551,574
Income (loss) before income taxes	(773,928)	113,688	(44,940)	(111,478)	—	(816,658)
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Other non-reportable segment of $7.5 million and $9.2 million for the nine months ended September 30, 2017 and 2016, respectively. Included in these amounts are late fees that were waived as an incentive for borrowers refinancing their loans of $2.2 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively, which reduced net gains on sales of loans recognized by the Originations segment.

(2)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $10.1 million and $30.8 million for the nine months ended September 30, 2017 and 2016, respectively.

(3)
The Originations segment recorded intercompany revenues for fees earned supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights of less than $0.1 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

14. Commitments and Contingencies
Letter of Credit Reimbursement and Mandatory Clean-Up Call Obligations
As part of an agreement to service the loans in the original eleven securitization trusts, as of September 30, 2017, the Company had an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, issued to the eleven trusts by a third party as credit enhancements to these trusts. The total amount available on the LOCs was $247.7 million at September 30, 2017. The securitization trusts draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders of the securitization trusts. Based on the Company’s estimates of the underlying performance of the collateral in the securitizations, as of September 30, 2017, the Company did not expect that the final $165.0 million would be drawn and, therefore, no liability for the fair value of this obligation has been recorded on the Company’s consolidated balance sheets. As a result of the Clean-up Call Agreement with the third party detailed further below, the Company is obligated to reimburse the third party for amounts drawn on the LOCs in excess of $17.0 million in the aggregate related to certain of the remaining securitization trusts from July 1, 2017 through each individual call date.
Historically, the Company was obligated to exercise the mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company was required to call these securitizations when the principal amount of each loan pool falls to 10% or below of the original principal amount. The Company made such calls in the second and third quarters of 2017. The Company fulfilled its obligation for those mandatory clean-up call obligations by making payments of $18.6 million and $28.4 million during the three and nine months ended September 30, 2017, respectively. The total outstanding balance of the residential loans expected to be called at the respective call dates is $389.2 million at September 30, 2017.
On October 10, 2017, the Company entered into a Clean-up Call Agreement with a third party. During September 2017, the Company paid an inducement fee in the amount of $36.5 million to the counterparty, which was recorded as a deposit within other assets on the consolidated balance sheets at September 30, 2017. With the execution of the Clean-Up Call Agreement, the third party assumed the Company’s mandatory obligation to exercise the clean-up calls for the remaining securitization trusts. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse the Company for certain outstanding advances previously made by the Company with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts.

Unfunded Commitments
Reverse Mortgage Loans
At September 30, 2017, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.1 billion and similar commitments on fixed-rate reverse loans of $0.3 million primarily in the form of undrawn lines-of-credit. The borrowing capacity includes $1.0 billion that was available to be drawn by borrowers at September 30, 2017 and $79.3 million in capacity that will become eligible to be drawn by borrowers through the twelve months ending October 1, 2018, assuming the loans remain performing. In addition, the Company has other commitments of $27.3 million to fund taxes and insurance on borrowers’ properties to the extent of amounts that were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the loan remains performing.
Mortgage Loans
The Company has short-term commitments to lend $1.8 billion and commitments to purchase loans totaling $14.3 million at September 30, 2017. In addition, the Company had commitments to sell $2.1 billion and purchase $0.3 billion in mortgage-backed securities at September 30, 2017.
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
The Company currently relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these Ginnie Mae loans. Given continued growth in the number and amount of reverse loan repurchases, the Company may seek additional, or expansion of existing, master repurchase or similar agreements and/or may seek to access the securitization market to provide financing capacity for future required loan repurchases. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. During the nine months ended September 30, 2017 and 2016, the Company repurchased $968.5 million and $428.9 million, respectively, in reverse loans and real estate owned from securitization pools. At September 30, 2017, the Company had repurchased reverse loans and real estate owned totaling $707.0 million, with a fair value of $675.5 million, and unfunded commitments to repurchase reverse loans and real estate owned of $104.6 million. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods and are expected to continue to increase due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount.
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

The Company's representations and warranties are generally not subject to stated limits of exposure, with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At September 30, 2017, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $68.8 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through September 30, 2017, adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company’s estimate of the liability associated with representations and warranties exposure was $17.1 million at September 30, 2017 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheets.
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
Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $98.0 million at September 30, 2017 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. During the nine months ended September 30, 2017, the Company recorded a provision, net of expected third-party recoveries, related to the curtailment obligation liability of $3.6 million. The Company has potential estimated maximum financial statement exposure for an additional $150.6 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).
Mortgage Loans
The Company had a curtailment obligation liability of $24.7 million at September 30, 2017 related to sales of servicing rights, advance curtailment exposure and mortgage loan servicing that it primarily assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
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
At September 30, 2017, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $35 million. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $15 million at September 30, 2017. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
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
Key Employee Retention Plan
In September 2017, the Company entered into retention agreements with certain key officers of the Company. These agreements set forth retention bonuses to be earned by the key officers through dates as defined in each agreement. The total retention bonuses to be paid for key officers that meet the related party definition and meet the qualifications of the agreement is $2.8 million, which is earned over the retention period.
15. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the Senior Notes Indenture, certain existing and future 100% owned domestic subsidiaries of the Parent Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Parent Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Parent Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Parent Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
September 30, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$715	$274,087	$2,000	$—	$276,802
Restricted cash and cash equivalents	1,502	325,220	32,698	—	359,420
Residential loans at amortized cost, net	11,700	299,745	431,459	—	742,904
Residential loans at fair value	—	10,996,367	381,125	—	11,377,492
Receivables, net	20,719	122,279	8,400	—	151,398
Servicer and protective advances, net	—	390,673	444,118	16,076	850,867
Servicing rights, net	—	869,981	—	—	869,981
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	9,213	—	—	9,213
Premises and equipment, net	1,122	57,088	—	—	58,210
Deferred tax assets, net	857	—	—	(857)	—
Other assets	26,027	177,592	31,982	—	235,601
Due from affiliates, net	276,166	—	—	(276,166)	—
Investments in consolidated subsidiaries and VIEs	1,491,518	68,643	—	(1,560,161)	—
Total assets	$1,830,326	$13,638,635	$1,331,782	$(1,821,108)	$14,979,635

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$43,921	$679,677	$4,475	$(6,882)	$721,191
Servicer payables	—	346,753	—	—	346,753
Servicing advance liabilities	—	83,895	425,468	—	509,363
Warehouse borrowings	—	1,178,320	—	—	1,178,320
Servicing rights related liabilities at fair value	—	1,565	—	—	1,565
Corporate debt	2,022,639	—	—	—	2,022,639
Mortgage-backed debt	—	—	832,897	—	832,897
HMBS related obligations at fair value	—	9,598,234	—	—	9,598,234
Deferred tax liabilities, net	—	5,764	—	(857)	4,907
Obligation to fund Non-Guarantor VIEs	—	48,249	—	(48,249)	—
Due to affiliates, net	—	272,741	3,425	(276,166)	—
Total liabilities	2,066,560	12,215,198	1,266,265	(332,154)	15,215,869

Stockholders' equity (deficit):
Total stockholders' equity (deficit)	(236,234)	1,423,437	65,517	(1,488,954)	(236,234)
Total liabilities and stockholders' equity (deficit)	$1,830,326	$13,638,635	$1,331,782	$(1,821,108)	$14,979,635

Condensed Consolidating Balance Sheet
December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$773	$221,825	$2,000	$—	$224,598
Restricted cash and cash equivalents	1,502	158,204	44,757	—	204,463
Residential loans at amortized cost, net	12,891	189,441	462,877	—	665,209
Residential loans at fair value	—	11,924,043	492,499	—	12,416,542
Receivables, net	97,424	154,852	15,686	—	267,962
Servicer and protective advances, net	—	481,099	688,961	25,320	1,195,380
Servicing rights, net	—	1,029,719	—	—	1,029,719
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	11,347	—	—	11,347
Premises and equipment, net	1,181	81,447	—	—	82,628
Assets held for sale	—	65,045	6,040	—	71,085
Other assets	30,789	191,671	19,830	—	242,290
Due from affiliates, net	392,998	—	—	(392,998)	—
Investments in consolidated subsidiaries and VIEs	1,620,339	134,612	—	(1,754,951)	—
Total assets	$2,157,897	$14,691,052	$1,732,650	$(2,122,629)	$16,458,970

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$53,337	$708,070	$5,474	$(7,870)	$759,011
Servicer payables	—	146,332	—	—	146,332
Servicing advance liabilities	—	132,664	650,565	—	783,229
Warehouse borrowings	—	1,203,355	—	—	1,203,355
Servicing rights related liabilities at fair value	—	1,902	—	—	1,902
Corporate debt	2,129,000	—	—	—	2,129,000
Mortgage-backed debt	—	—	943,956	—	943,956
HMBS related obligations at fair value	—	10,509,449	—	—	10,509,449
Deferred tax liabilities, net	—	3,204	1,570	—	4,774
Liabilities held for sale	—	1,179	1,223	—	2,402
Obligation to fund Non-Guarantor VIEs	—	46,417	—	(46,417)	—
Due to affiliates, net	—	392,812	185	(392,997)	—
Total liabilities	2,182,337	13,145,384	1,602,973	(447,284)	16,483,410

Stockholders' equity (deficit):
Total stockholders' equity (deficit)	(24,440)	1,545,668	129,677	(1,675,345)	(24,440)
Total liabilities and stockholders' equity (deficit)	$2,157,897	$14,691,052	$1,732,650	$(2,122,629)	$16,458,970

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$66,951	$—	$(1,922)	$65,029
Net gains on sales of loans	—	73,013	—	—	73,013
Net fair value gains on reverse loans and related HMBS obligations	—	1,810	—	—	1,810
Interest income on loans	206	537	9,059	—	9,802
Insurance revenue	—	2,236	—	—	2,236
Other revenues	215	24,540	14,399	(14,400)	24,754
Total revenues	421	169,087	23,458	(16,322)	176,644

EXPENSES
General and administrative	24,439	123,128	2,519	(12,472)	137,614
Salaries and benefits	10,770	80,774	—	—	91,544
Interest expense	35,640	15,371	10,686	(26)	61,671
Depreciation and amortization	171	9,570	—	—	9,741
Corporate allocations	(19,477)	19,477	—	—	—
Other expenses, net	161	1,137	1,278	—	2,576
Total expenses	51,704	249,457	14,483	(12,498)	303,146

OTHER GAINS (LOSSES)
Other net fair value gains (losses)	—	(550)	4,333	—	3,783
Net losses on extinguishment of debt	(959)	—	—	—	(959)
Total other gains (losses)	(959)	(550)	4,333	—	2,824

Income (loss) before income taxes	(52,242)	(80,920)	13,308	(3,824)	(123,678)
Income tax expense (benefit)	2,104	(3,345)	1,889	(193)	455
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(54,346)	(77,575)	11,419	(3,631)	(124,133)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(69,787)	10,530	—	59,257	—
Net income (loss)	$(124,133)	$(67,045)	$11,419	$55,626	$(124,133)

Comprehensive income (loss)	$(124,035)	$(67,045)	$11,419	$55,626	$(124,035)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$113,803	$—	$(2,174)	$111,629
Net gains on sales of loans	—	122,014	—	—	122,014
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	18,687	(60)	—	18,627
Interest income on loans	248	143	10,941	—	11,332
Insurance revenue	—	9,287	871	(158)	10,000
Other revenues, net	(938)	25,017	17,882	(18,233)	23,728
Total revenues	(690)	288,951	29,634	(20,565)	297,330

EXPENSES
General and administrative	19,859	145,563	3,488	(17,118)	151,792
Salaries and benefits	13,505	119,694	—	—	133,199
Interest expense	36,986	13,249	15,451	(384)	65,302
Depreciation and amortization	234	16,173	173	—	16,580
Goodwill and intangible assets impairment	—	97,716	—	—	97,716
Corporate allocations	(32,203)	32,203	—	—	—
Other expenses, net	47	1,150	9	—	1,206
Total expenses	38,428	425,748	19,121	(17,502)	465,795

OTHER GAINS (LOSSES)
Other net fair value losses	—	(643)	(2,659)	—	(3,302)
Net gains on extinguishment of debt	13,734	—	—	—	13,734
Other	—	(150)	—	—	(150)
Total other gains (losses)	13,734	(793)	(2,659)	—	10,282

Income (loss) before income taxes	(25,384)	(137,590)	7,854	(3,063)	(158,183)
Income tax expense	7,505	45,550	2,185	(156)	55,084
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(32,889)	(183,140)	5,669	(2,907)	(213,267)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(180,378)	2,267	—	178,111	—
Net income (loss)	$(213,267)	$(180,873)	$5,669	$175,204	$(213,267)

Comprehensive income (loss)	$(213,281)	$(180,873)	$5,669	$175,204	$(213,281)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$275,539	$—	$(6,002)	$269,537
Net gains on sales of loans	—	217,914	—	—	217,914
Net fair value gains on reverse loans and related HMBS obligations	—	24,342	42	—	24,384
Interest income on loans	680	1,161	29,430	—	31,271
Insurance revenue	—	9,574	309	(57)	9,826
Other revenues	386	77,372	46,110	(46,084)	77,784
Total revenues	1,066	605,902	75,891	(52,143)	630,716

EXPENSES
General and administrative	53,805	366,976	7,859	(41,855)	386,785
Salaries and benefits	32,591	267,981	—	—	300,572
Interest expense	105,863	42,624	34,534	(56)	182,965
Depreciation and amortization	533	30,129	53	—	30,715
Corporate allocations	(60,478)	60,478	—	—	—
Other expenses, net	364	4,367	3,682	—	8,413
Total expenses	132,678	772,555	46,128	(41,911)	909,450

OTHER GAINS (LOSSES)
Gain on sale of business	—	67,734	—	—	67,734
Other net fair value gains (losses)	—	(1,756)	2,517	—	761
Net losses on extinguishment of debt	(959)	(266)	(443)	—	(1,668)
Total other gains (losses)	(959)	65,712	2,074	—	66,827

Income (loss) before income taxes	(132,571)	(100,941)	31,837	(10,232)	(211,907)
Income tax expense (benefit)	(32,478)	29,982	5,051	(528)	2,027
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(100,093)	(130,923)	26,786	(9,704)	(213,934)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(113,841)	21,887	—	91,954	—
Net income (loss)	$(213,934)	$(109,036)	$26,786	$82,250	$(213,934)

Comprehensive income (loss)	$(213,858)	$(109,036)	$26,786	$82,250	$(213,858)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$44,507	$—	$(6,704)	$37,803
Net gains on sales of loans	—	306,667	—	—	306,667
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	61,771	(286)	—	61,485
Interest income on loans	860	345	34,147	—	35,352
Insurance revenue	—	29,215	2,971	(542)	31,644
Other revenues, net	(1,746)	82,259	49,967	(51,857)	78,623
Total revenues	(886)	524,764	86,799	(59,103)	551,574

EXPENSES
General and administrative	42,448	417,128	9,884	(52,286)	417,174
Salaries and benefits	44,598	354,921	—	—	399,519
Interest expense	108,802	36,958	50,186	(1,996)	193,950
Depreciation and amortization	598	44,419	526	—	45,543
Goodwill and intangible assets impairment	—	313,128	—	—	313,128
Corporate allocations	(83,326)	83,326	—	—	—
Other expenses, net	464	3,114	2,031	—	5,609
Total expenses	113,584	1,252,994	62,627	(54,282)	1,374,923

OTHER GAINS (LOSSES)
Other net fair value losses	—	(273)	(5,992)	—	(6,265)
Net gains on extinguishment of debt	14,662	—	—	—	14,662
Other	—	(1,706)	—	—	(1,706)
Total other gains (losses)	14,662	(1,979)	(5,992)	—	6,691

Income (loss) before income taxes	(99,808)	(730,209)	18,180	(4,821)	(816,658)
Income tax expense (benefit)	(5,237)	58,529	6,282	(300)	59,274
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(94,571)	(788,738)	11,898	(4,521)	(875,932)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(781,361)	2,945	—	778,416	—
Net income (loss)	$(875,932)	$(785,793)	$11,898	$773,895	$(875,932)

Comprehensive income (loss)	$(875,905)	$(785,793)	$11,898	$773,895	$(875,905)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2017
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(28,855)	$251,036	$284,175	$25,061	$531,417

Investing activities
Purchases and originations of reverse loans held for investment	—	(302,032)	—	—	(302,032)
Principal payments received on reverse loans held for investment	—	985,989	—	—	985,989
Principal payments received on mortgage loans held for investment	1,261	—	94,824	(25,061)	71,024
Payments received on charged-off loans held for investment	—	13,217	—	—	13,217
Payments received on receivables related to Non-Residual Trusts	—	—	10,275	—	10,275
Proceeds from sales of real estate owned, net	40	103,118	2,915	(59)	106,014
Purchases of premises and equipment	(512)	(3,110)	—	—	(3,622)
Decrease in restricted cash and cash equivalents	—	621	1,220	—	1,841
Payments for acquisitions of businesses, net of cash acquired	—	(1,019)	—	—	(1,019)
Acquisitions of servicing rights, net	—	(171)	—	—	(171)
Proceeds from sale of servicing rights, net	—	79,772	—	—	79,772
Proceeds from sale of business	—	131,074	—	—	131,074
Cash outflow from deconsolidation of variable interest entities	—	—	(28,425)	—	(28,425)
Capital contributions to subsidiaries and VIEs	(100,178)	(5,419)	—	105,597	—
Returns of capital from subsidiaries and VIEs	220,690	63,305	—	(283,995)	—
Change in due from affiliates	(49,878)	(70,932)	(354)	121,164	—
Other	11,711	(3,284)	—	59	8,486
Cash flows provided by investing activities	83,134	991,129	80,455	(82,295)	1,072,423

Financing activities
Payments on corporate debt	(121,285)	—	—	—	(121,285)
Proceeds from securitizations of reverse loans	—	375,786	—	—	375,786
Payments on HMBS related obligations	—	(1,420,881)	—	—	(1,420,881)
Issuances of servicing advance liabilities	—	117,167	791,701	—	908,868
Payments on servicing advance liabilities	—	(165,937)	(1,018,099)	—	(1,184,036)
Net change in warehouse borrowings related to mortgage loans	—	(394,036)	—	—	(394,036)
Net change in warehouse borrowings related to reverse loans	—	369,001	—	—	369,001
Payments on servicing rights related liabilities	—	(1,415)	—	—	(1,415)
Payments on mortgage-backed debt	—	—	(84,814)	—	(84,814)
Other debt issuance costs paid	—	(4,709)	(146)	—	(4,855)
Capital contributions	—	25,178	80,419	(105,597)	—
Capital distributions	—	(144,341)	(139,654)	283,995	—
Change in due to affiliates	67,023	50,455	3,686	(121,164)	—
Other	(75)	3,829	2,277	—	6,031
Cash flows used in financing activities	(54,337)	(1,189,903)	(364,630)	57,234	(1,551,636)

Net increase (decrease) in cash and cash equivalents	(58)	52,262	—	—	52,204
Cash and cash equivalents at the beginning of the period	773	221,825	2,000	—	224,598
Cash and cash equivalents at the end of the period	$715	$274,087	$2,000	$—	$276,802

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2016
Unaudited
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(3,013)	$170,573	$207,612	$—	$375,172

Investing activities
Purchases and originations of reverse loans held for investment	—	(653,471)	—	—	(653,471)
Principal payments received on reverse loans held for investment	—	770,636	—	—	770,636
Principal payments received on mortgage loans held for investment	705	—	68,533	—	69,238
Payments received on charged-off loans held for investment	—	17,827	—	—	17,827
Payments received on receivables related to Non-Residual Trusts	—	—	6,230	—	6,230
Proceeds from sales of real estate owned, net	26	78,616	2,949	—	81,591
Purchases of premises and equipment	(468)	(28,660)	—	—	(29,128)
Decrease (increase) in restricted cash and cash equivalents	9,011	818	(51)	—	9,778
Payments for acquisitions of businesses, net of cash acquired	—	(1,947)	—	—	(1,947)
Acquisitions of servicing rights, net	—	(7,701)	—	—	(7,701)
Proceeds from sale of servicing rights, net	—	35,541	—	—	35,541
Capital contributions to subsidiaries and VIEs	—	(11,878)	—	11,878	—
Returns of capital from subsidiaries and VIEs	10,524	18,629	—	(29,153)	—
Change in due from affiliates	10,927	58,684	(3,963)	(65,648)	—
Other	235	(3,900)	—	—	(3,665)
Cash flows provided by investing activities	30,960	273,194	73,698	(82,923)	294,929

Financing activities
Payments on corporate debt	—	(480)	—	—	(480)
Extinguishments and settlement of debt	(31,037)	—	—	—	(31,037)
Proceeds from securitizations of reverse loans	—	684,711	—	—	684,711
Payments on HMBS related obligations	—	(958,720)	—	—	(958,720)
Issuances of servicing advance liabilities	—	185,444	1,341,289	—	1,526,733
Payments on servicing advance liabilities	—	(265,083)	(1,469,169)	—	(1,734,252)
Net change in warehouse borrowings related to mortgage loans	—	(147,389)	—	—	(147,389)
Net change in warehouse borrowings related to reverse loans	—	169,210	—	—	169,210
Proceeds from financing of servicing rights	—	29,742	—	—	29,742
Payments on servicing rights related liabilities	—	(16,013)	—	—	(16,013)
Payments on mortgage-backed debt	—	—	(80,335)	—	(80,335)
Other debt issuance costs paid	(528)	(6,707)	(2,025)	—	(9,260)
Capital contributions	—	—	11,878	(11,878)	—
Capital distributions	—	(6,125)	(23,028)	29,153	—
Change in due to affiliates	1,382	(6,742)	(60,288)	65,648	—
Other	(781)	(19,744)	368	—	(20,157)
Cash flows used in financing activities	(30,964)	(357,896)	(281,310)	82,923	(587,247)

Net increase (decrease) in cash and cash equivalents	(3,017)	85,871	—	—	82,854
Cash and cash equivalents at the beginning of the period	4,016	196,812	2,000	—	202,828
Cash and cash equivalents at the end of the period	$999	$282,683	$2,000	$—	$285,682

16. Related-Party Transactions
WCO was established to invest in mortgage-related assets. In November 2016, WCO entered into a series of agreements whereby it agreed to sell substantially all of its assets, including the sale of substantially all of its MSR portfolio to NRM. In connection with the December 2016 closing of the transactions relating thereto, WCO commenced liquidation activities and the Company does not expect to sell further assets to WCO. Furthermore, during the third quarter of 2017, the Company entered into an interest purchase agreement with WCO to repurchase Marix, formerly a wholly-owned subsidiary of the Company, for $0.7 million. The transfer is anticipated to occur in the first quarter of 2018.
The Company's investment in WCO was $8.0 million and $19.4 million at September 30, 2017 and December 31, 2016, respectively. The Company recorded no income relating to its investment in WCO for the three months ended September 30, 2017 and recorded a loss of $1.0 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, the Company recorded income (loss) of less than $0.1 million and $(2.0) million, respectively. Additionally, the Company received dividends of $11.5 million and $1.0 million from WCO during the nine months ended September 30, 2017 and 2016, respectively.
The Company earned fees for providing investment advisory and management services to WCO and administering its business activities and day-to-day operations of less than $0.1 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively, which are recorded in other revenues on the consolidated statements of comprehensive loss. The Company had less than $0.1 million and $0.9 million included in receivables, net on the consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively, relating to fees earned for the aforementioned investment advisory and management services provided to WCO, as well as pass-throughs to WCO related to general and administrative and payroll-related expenses. During the third quarter of 2017, the Company's subsidiary, GTIM, and WCO terminated the previous management agreement, effective January 1, 2017, whereby GTIM earned fees for providing various services to WCO. Subsequently, the Company entered into a separate agreement to provide non-investment advisory services to WCO effective January 1, 2017.
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
The following table presents the carrying amounts of the Company’s assets and liabilities that relate to WCO, as well as the size of the unconsolidated VIE (in thousands):

	Carrying Value of Assets and Liabilities Recorded on the Consolidated Balance Sheets
	Servicer and Protective Advances, Net	Receivables, Net	Other Assets (1)	Payables and Accrued Liabilities	Net Assets	Size of VIE (2)
September 30, 2017	$5,216	$15	$7,953	$—	$13,184	$24,866
December 31, 2016	6,980	1,392	19,403	(1,353)	26,422	194,556
__________

(1)	Other assets at September 30, 2017 and December 31, 2016 are primarily comprised of the Company's investment in WCO.

(2)	The size of the VIE is deemed to be WCO's net assets.

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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and including matters discussed elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as "believes," "anticipates," "expects," "intends," "plans," "projects," "estimates," "assumes," "may," "should," "will," "seeks," "targets," or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance, nor should any conclusions be drawn or assumptions be made as to any potential outcome of any strategic review we conduct. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" of our Annual Report on Form 10-K/A for the year ended December 31, 2016, our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2017, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, and in our other filings with the SEC.

In particular (but not by way of limitation), the following important factors, risks and uncertainties could affect our future results, performance and achievements and could cause actual results, performance and achievements to differ materially from those expressed in the forward-looking statements:

•
risks and uncertainties relating to our proposed financial restructuring, including: our ability to comply with the terms of the RSAs, including completing various stages of the restructuring within the dates specified by the RSAs; our ability to obtain requisite support for the restructuring from various stakeholders; our ability to maintain the listing of our common stock on the NYSE; our ability to successfully execute the transactions contemplated by the RSAs, including implementation of the Prepackaged Plan, without substantial disruption to the business of, or a Chapter 11 bankruptcy filing by, one or more of our primary operating or other subsidiaries; the effects of disruption from the proposed restructuring making it more difficult to maintain business, financing and operational relationships with GSEs, regulators, government agencies, employees, and major customers; and our ability to continue as a going concern;

•
risks and uncertainties relating to, or arising in connection with, the restatement of financial statements included in the amendments to our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2016, September 30, 2016 and March 31, 2017, including: reactions from our creditors, stockholders, or business partners; and the impact and result of any litigation or regulatory inquiries or investigations related to the findings of our assessment or the restatement;

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

•	our ability to comply with the terms of the stipulated orders resolving allegations arising from an FTC and CFPB investigation of Ditech Financial and a CFPB investigation of RMS;

•	operational risks inherent in the mortgage servicing and mortgage originations businesses, including our ability to comply with the various contracts to which we are a party, and reputational risks;

•	risks related to the significant amount of senior management turnover and employee reductions recently experienced by us;

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

•
uncertainty as to the volume of originations activity we can achieve and the effects of the expiration of HARP, which is scheduled to occur on December 31, 2018, including uncertainty as to the number of "in-the-money" accounts we may be able to refinance and uncertainty as to what type of product or government program will be introduced, if any, to replace HARP;

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

•
risks related to our relationship with Walter Energy and uncertainties arising from or relating to its bankruptcy filings and liquidation proceedings, including potential liability for any taxes, interest and/or penalties owed by the Walter Energy consolidated group for the full or partial tax years during which certain of our former subsidiaries were a part of such consolidated group and certain other tax risks allocated to us in connection with our spin-off from Walter Energy.

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
Executive Summary
The Company
We are an independent servicer and originator of mortgage loans and servicer of reverse mortgage loans. We service a wide array of loans across the credit spectrum for our own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. Through our consumer, correspondent and wholesale lending channels, we originate and purchase residential mortgage loans that we predominantly sell to GSEs and government agencies. We also operate two complementary businesses: asset receivables management and real estate owned property management and disposition. Our goal is to become a partner with our customers by assisting them with the originations process and through the life of their loan, using a highly regarded originations and servicing platform and by providing quality customer service in an open, honest and straightforward manner.
During 2017, we changed our principal executive offices from Tampa, Florida to Fort Washington, Pennsylvania, which was due to, among other things, the Chief Executive Officer and President and certain other senior executive officers of the Parent Company being based in Fort Washington.
At September 30, 2017, we serviced 1.8 million residential loans with a total unpaid principal balance of $219.4 billion. We originated $12.9 billion in mortgage loan volume during the first nine months of 2017.
Part of our strategy is to move towards a fee-for-service model in our servicing business by increasing the proportion of subservicing activity in our business mix. For example, in 2016, we entered into several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR; and in 2017, we began selling MSR to NRM on both a traditional flow sale basis and a concurrent assignment or co-issue basis, each with subservicing retained. Largely as a result of these transactions, and based on unpaid principal loan balance, the portion of our servicing portfolio represented by subservicing rose from 21% (or $56.8 billion in unpaid principal loan balance) at December 31, 2015 to 48% (or $105.0 billion in unpaid principal loan balance) at September 30, 2017. Our subservicing fees vary considerably from contract to contract, and in general subservicing fees are lower than the servicing fee associated with owning the MSR and servicing the related loans. Therefore, our servicing revenues have been, and are expected to continue to be, negatively affected by the sale of our MSR, even in situations where we are engaged to subservice the loans relating to such MSR following their sale. However, as the portion of our servicing portfolio represented by subservicing increases, we generally expect to benefit from lower advance funding costs and from the elimination of amortization charges associated with the MSR we have sold.

During the nine months ended September 30, 2017, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio with $6.1 billion relating to mortgage loans sold with servicing retained and $3.3 billion relating to new subservicing contracts, which was more than offset by $35.3 billion of payoffs and sales, net of recapture activities. In addition, we added to the unpaid principal balance of our third-party reverse loan servicing portfolio with $1.5 billion in new business and tails, which was more than offset by $1.9 billion in payoffs, sales and curtailments.
Our mortgage loan originations business diversifies our revenue base and helps us replenish our servicing portfolio. During the nine months ended September 30, 2017, we originated $4.6 billion of mortgage loans through our consumer and wholesale channels, the majority of which resulted from retention activities associated with our existing servicing portfolio. In addition, we purchased $8.2 billion of mortgage loans through our correspondent channel during the first nine months of 2017. Substantially all of these purchased and originated mortgage loans were added to our servicing portfolio upon loan sale. In addition, we originated and purchased $314.2 million in reverse mortgage volume and issued $345.1 million in HMBS during the nine months ended September 30, 2017; although, as discussed below, we exited the reverse mortgage originations business at the beginning of 2017.
Our profitability for the Reverse segment has been and will continue to be negatively impacted by recent changes to HUD requirements, which have led to additional working capital needs in relation to Ginnie Mae buyouts, and by the level of defaults we are experiencing with HECM loans. When a HECM loan is in default, we earn interest at the debenture rate, which is generally lower than the note rate we must pay. Additionally, if we miss HUD prescribed milestones in the foreclosure and claims filing process, HUD curtails the debenture interest being earned on loans in default. For loans in default, servicing costs generally increase as a result of foreclosure related activities such as legal costs, property preservation expense and other costs, which may include bankruptcy related activities. Further, after a foreclosure sale occurs and we obtain title to the property, we are responsible for the sale of the REO property. If we are unable to sell the property underlying a defaulted reverse loan for an acceptable price within the timeframe established by HUD, we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and debenture interest, less the appraised value of the underlying property. Thereafter all the risks and costs associated with maintaining and liquidating the property remains with us. We may incur additional losses on REO properties as they progress through the claims and liquidation processes. The significance of future losses associated with appraisal-based claims is dependent upon the volume of defaulted loans, condition of foreclosed properties and the general real estate market.
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
At September 30, 2017, we were the subservicer for 0.8 million accounts with an unpaid principal loan balance of $105.0 billion. These subserviced accounts represented approximately 48% of our total servicing portfolio based on unpaid principal loan balance at that date. Our largest subservicing customer, NRM, represented approximately 68% of our total subservicing portfolio based on unpaid principal loan balance on September 30, 2017. Our next largest subservicing customer represented approximately 22% of our total subservicing portfolio based on unpaid principal loan balance on September 30, 2017.
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

In April 2017, during discussions with a subservicing counterparty regarding our business relationship and our review of our core and legacy portfolios, this counterparty indicated it was exploring alternatives for certain portfolios we subservice for such counterparty that we have preliminarily determined are legacy because such portfolios, for example, relate to non-GSE and non-Ginnie Mae mortgage loans. In July 2017, this counterparty initiated the transfer of servicing on certain legacy mortgage loan portfolios we subservice for such counterparty, which is expected to take up to six months to complete. This transfer is expected to involve the transfer by us to other subservicers or counterparties subservicing on mortgage loans with a maximum aggregate unpaid principal balance of approximately $7.7 billion, of which $7.1 billion was transferred during the three months ended September 30, 2017.
Originations - Our Originations segment originates and purchases mortgage loans that are intended for sale to third parties. During the nine months ended September 30, 2017, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 48% Fannie Mae conventional conforming loans, (ii) 42% Ginnie Mae loans and (iii) 10% Freddie Mac conventional conforming loans.
Reverse Mortgage - Our Reverse Mortgage segment primarily focuses on the servicing of reverse loans. Effective January 2017, we exited the reverse mortgage originations business. As of September 30, 2017, we did not have any reverse loans remaining in the originations pipeline and have finalized the shutdown of the reverse mortgage originations business. We will continue to fund undrawn tails available to borrowers.
Other - As of September 30, 2017, our Other non-reportable segment holds the assets and liabilities of the Non-Residual Trusts and corporate debt. This segment also includes our asset management business, which we are in the process of winding down.
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
Financial Highlights
Total revenues for the three months ended September 30, 2017 were $176.6 million, which represented a decrease of $120.7 million as compared to the same period of 2016. The decrease in revenue reflects a $49.0 million decrease in net gains on sales of loans, a $46.6 million decrease in net servicing revenue and fees, and a $16.8 million decrease in net fair value gains on reverse loans and related HMBS obligations. The decrease in net servicing revenue and fees was driven by $53.5 million in lower servicing fees.
Total revenues for the nine months ended September 30, 2017 were $630.7 million, which represented an increase of $79.1 million as compared to the same period of 2016. The increase in revenue reflects a $231.7 million increase in net servicing revenue and fees, offset in part by an $88.8 million decrease in net gains on sales of loans, a $37.1 million decrease in net fair value gains on reverse loans and related HMBS obligations, and a $21.8 million decrease in insurance revenue. The increase in net servicing revenue and fees was driven by $397.1 million in lower fair value losses on servicing rights, offset in part by $145.8 million in lower servicing fees.

The decrease in servicing fees was due to the reduction in our MSR portfolio driven by sales in the fourth quarter of 2016 combined with runoff of the portfolio. The decrease in net gains on sales of loans resulted from an overall lower volume of locked loans. The decrease in net fair value gains on reverse loans and related HMBS obligations was primarily due to increases in net non-cash fair value losses resulting from valuation model assumption adjustments related to buyout loans as well as the impact of an increased level of buyout loans and changes in market pricing during 2017, and a decrease in cash generated by the origination, purchase and securitization of HECMs due to our exit from the reverse mortgage originations business, partially offset by a shift in mix to higher margin tails. The decrease in insurance revenue was due to the sale of our insurance business during the first quarter of 2017. Losses recorded on the fair value of servicing rights are discussed in the Servicing segment section under our Business Segment Results section below.
Total expenses for the three months ended September 30, 2017 were $303.1 million, which represented a decrease of $162.6 million as compared to the same period of 2016. The decrease in expenses was driven by $97.7 million in goodwill and intangible assets impairment recorded during 2016, $41.7 million in lower salaries and benefits, and $14.2 million in lower general and administrative expenses.
Total expenses for the nine months ended September 30, 2017 were $909.5 million, which represented a decrease of $465.5 million as compared to the same period of 2016. The decrease in expenses was driven by $313.1 million in goodwill and intangible assets impairment recorded during 2016, $98.9 million in lower salaries and benefits, and $30.4 million in lower general and administrative expenses.
We recorded $215.4 million and $91.0 million in non-cash goodwill impairment charges to our Servicing segment as a result of goodwill evaluations performed during the second and third quarters of 2016, respectively. In addition, we incurred $6.7 million in intangible assets impairment charges to our Reverse Mortgage segment as a result of an evaluation performed in the third quarter of 2016. Salaries and benefits decreased primarily as a result of a lower average headcount driven by site closures and various organizational changes to the scale and proficiency of the leadership team and support functions, as well as our decision to exit the reverse mortgage originations business. General and administrative expenses decreased primarily as a result of lower contractor costs and compensating interest and other cost savings, offset in part by higher costs associated with our debt restructuring initiative.
Our cash flows provided by operating activities were $531.4 million for the nine months ended September 30, 2017. Cash flows provided by operating activities increased $156.2 million during the nine months ended September 30, 2017 as compared to the same period of 2016. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by origination activities resulting from a higher volume of loans sold in relation to loans originated during the first nine months of 2017 as compared to the same period of 2016.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.
Natural Disasters
During 2017, there have been several significant natural disasters that have impacted the U.S. and its territories, including Hurricanes Harvey, Irma, and Maria, as well as widespread wildfires in California.
Investors and GSEs permit us to grant periods of forbearance to customers impacted by a natural disaster. Additionally, we are permitted to waive assessments of late fees against those homeowners with disaster-damaged homes, as well as suspend reporting forbearance or delinquencies caused by the disaster to the national credit bureau. We are currently granting such forbearance and waiving late fees and penalties on affected properties.
Further, all properties in the affected areas must be inspected for “acceptable” condition prior to any transaction occurring with or on behalf of the GSEs or HUD (including foreclosure sale, property conveyance, sale/funding/transfers of originated loans to third parties, etc.). This required inspection may cause delays in funding the originations pipeline, delays in selling those loans into the secondary market, and may unfavorably impact the fair value of related hedging activities. Additionally, in certain circumstances when there are uninsured losses, the Company may be responsible for repairs to the properties if not done by the homeowner.
The damage caused by these events to the properties that are either owned by us or underlie the loans serviced by us has not been fully determined and potential losses and assessment of potential insurance recoveries cannot be reasonably estimated at this time.
We currently maintain operating locations in Florida, Texas, and California. Certain office closures during the hurricanes impacted collection efforts, and also resulted in increased overtime once the offices re-opened. Further, higher call volume with customers impacted by the natural disasters has occurred, and a dedicated team focused on disaster-related calls and loss mitigation has been formed, which also has impacted compensation costs. These impacts were not significant to the current quarter results.

Strategy
During the third quarter of 2017, we remained focused on our core businesses of originating and servicing Fannie Mae, Freddie Mac, and Ginnie Mae loans under the Ditech Financial brand, and servicing reverse loans, with a view to improving both financial and operating performance in the future. We also continued to make progress on our Restructuring initiative.
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
In Servicing, the ongoing shift of our servicing portfolio from servicing to subservicing has resulted in, and is expected to continue to result in, a decline in revenue. This migration to a fee-for-service business requires our servicing operations to become a low-cost provider, which is being achieved through the enhanced use of technology, streamlining of our site footprint, and focus on standardized servicing portfolios. Our ability to implement initiatives to reduce costs on pace with or faster than declining revenues is a key factor to us achieving a return to profitability within the servicing business. We have already achieved cost reductions in a number of areas, but there can be no assurance that we will be able to reduce costs so as to enable the servicing business to return to profitability in the near-term or at all. We expect to continue to execute numerous initiatives to improve the efficiency of our operations, through such measures as better processes, site consolidation and improved use of technology. We are also concentrating on improving the performance of our servicing business by, for example, improving customer service, lowering delinquency rates and improving standards and compliance. We plan to prioritize these initiatives over the pursuit of significant new servicing or subservicing opportunities, though over time as we improve operations we aim to be able to compete effectively and profitably for opportunities to subservice for others. Recent operating results have been negatively impacted by costs associated with legacy matters within default servicing operations and costs associated with site consolidation plans, and we expect to continue to incur similar costs as we execute on our core and legacy strategy.
Our operating results have been negatively impacted by a number of factors, including a greater than anticipated decline in origination volumes as new leads, pull-through rates and recapture rates within the consumer lending channel have been below expectations. We continue to face challenges in our ability to achieve growth in the originations business as we transition from a principally refinance-focused strategy directed at our captive servicing portfolio to a strategy that also focuses on new customer acquisition and includes purchase money originations. We have been working to develop new lead sources leveraging digital and mobile technologies and investing and advertising in our Ditech brand, achieve deeper integration of our originations business with our servicing business to better identify viable customer opportunities and streamline and shorten processes in an effort to increase pull-through rates. Additionally, volumes and pricing in the correspondent and wholesale channels are being negatively impacted by a challenging business lending environment, our ability to attract talent to the wholesale channel and our ability to enter into flow arrangements to sell MSR acquired in those channels. As a result of these recent developments, management is closely monitoring performance of the originations segment in connection with our evaluation of the recoverability of our remaining goodwill and intangible assets.
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

In 2016, we executed a number of transactions that helped us reduce our investment in MSR. In particular, we entered into several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR. We may seek to sell additional MSR to NRM in the future and may also seek to enter into arrangements to sell MSR to other buyers. For the three and nine months ended September 30, 2017, we transferred MSR to NRM under a traditional flow sale agreement related to mortgage loans with an aggregate UPB of $1.3 million and $1.6 billion, respectively. Additionally, we simultaneously assigned servicing to NRM concurrent with the loan delivery to Fannie Mae with UPB of $1.7 billion and $4.9 billion for the three and nine months ended September 30, 2017, respectively.
Non-Core Assets
Since early 2015, we have sold various assets we considered to be "non-core" or "legacy" assets. On February 1, 2017, we sold our insurance business for a cash purchase price of $125.0 million, subject to adjustment, with potential earnout payments of up to $25.0 million in cash. At that time, we received $131.1 million in cash, which included a working capital payment. On October 10, 2017, we entered into a Clean-up Call Agreement with a counterparty, pursuant to which we paid an inducement fee in the amount of $36.5 million to the counterparty to assume our mandatory obligation to exercise the clean-up calls for the eight remaining Non-Residual Trusts.
We are continuing to review our assets and activities and are advancing analysis and developing strategies with respect to any "non-core" assets and activities we from time to time identify. Such "non-core" assets and activities include non-strategic operations, locations and portfolios. These may in the future be sold, wound down or otherwise managed in a manner designed to limit the investment, costs and attention we are required to devote to them. Over the next few years, we intend to consolidate our operations into three “core” Ditech sites - Fort Washington, PA; Jacksonville, FL; and Tempe, AZ; and one “core” RMS site - Houston, TX. Our Irving, TX location is expected to be closed by the end of 2017 and our remaining sites are undergoing strategic review. These strategic reviews could result in additional site closings or other outcomes.
Operating Improvements
Since 2016, we have focused our efforts on improving our financial performance through increasing efficiency and cost reductions. During 2016, we initiated actions in connection with our continued efforts to enhance efficiencies and streamline processes, which included various organizational changes to the scale and proficiency of our leadership team and support functions, which continued into 2017. For example, we exited the reverse mortgage originations business effective January 2017 while maintaining our reverse mortgage servicing operations, and in July 2017 we announced certain site consolidation plans, as discussed previously. While our goals for 2017 include expense reductions, there can be no assurance that we will be successful in reducing costs. In 2017, we expect to continue to incur advisory, severance and other expenses associated with the improvement of our business, and we may incur unexpected expenses, including expenses arising from unanticipated operational problems, legal and regulatory matters, and other matters that are beyond our control. If we are not successful in reducing our expenses, our results of operations, financial condition and liquidity could be materially adversely affected.
In addition to improving the financial performance of our operations, we are focused on ensuring that our servicing operations meet legal and regulatory requirements and our contractual servicing obligations and that we improve our servicing performance, as measured by the owners of the loans we service (such as GSEs) and by customers for whom we subservice. By some measures, such as delinquency rates for our mortgage loan servicing portfolio, during 2016 our servicing performance deteriorated significantly relative to our past performance and to that of other servicers, following the introduction of new servicing technology, changes in servicing practices, site consolidation, and other developments. The GSEs and other parties for whom we service or subservice regularly monitor our performance and communicate their observations and expectations to us. Several important such counterparties noted our recent performance deterioration and have requested that we improve various aspects of our performance, which we are endeavoring to do. At Freddie Mac’s request, we recently completed the voluntary transfer of MSR relating to Freddie Mac mortgage loans that are 90 days or more delinquent to another special default servicer with a related unpaid principal loan balance totaling approximately $640.6 million. In addition, in October 2017, at Freddie Mac's request, we agreed to voluntarily transfer to another servicer MSR and subservicing relating to primarily Freddie Mac re-performing mortgage loans with unpaid principal loan balance totaling approximately $4.7 billion. With a view to improving our performance, we have been enhancing our processes and have made management changes and introduced new procedures to track key performance metrics. We may need to make further enhancements to our people, processes or technologies to achieve acceptable levels of servicing performance and satisfy evolving legal and regulatory requirements and best practices. In addition, these enhancements could require significant unplanned expenditures that could adversely affect our financial results. We cannot be certain that our efforts to improve our servicing performance will have sufficient or timely results. If we are unable to improve our servicing performance metrics, we could face various material adverse consequences, including competitive disadvantage, the inability to win new subservicing business, the termination of servicing rights or subservicing contracts and GSEs or other counterparties asking us to transfer to other servicers, or otherwise limit or reduce, certain assets in our servicing portfolio.

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
Company Restructuring
As previously disclosed in our Current Report on Form 8-K dated November 6, 2017, we commenced the solicitation of votes to obtain acceptances for a Prepackaged Plan under the Bankruptcy Code, which provides for the restructuring of our indebtedness consisting of our 2013 Term Loan, Senior Notes and Convertible Notes, as well as our outstanding common stock. We intend to commence a Prepackaged Chapter 11 Case following the conclusion of the solicitation and on or before November 30, 2017. We intend to complete the reorganization process on an expedited basis, contemplated to be no later than January 31, 2018. Reference is made to the exhibits to this Quarterly Report on Form 10-Q for further information as to the Prepackaged Plan and the agreements related thereto.
On July 31, 2017, we entered into the Term Loan RSA, as amended, with lenders holding, as of July 31, more than 50% of the 2013 Term Loans and/or commitments outstanding under our 2013 Credit Agreement. In August 2017, pursuant to the Term Loan RSA and related amendments, we made a principal payment of $100.0 million on the 2013 Term Loan, resulting in a loss on extinguishment of $1.0 million, primarily due to the write-off of deferred financing fees. Additionally, in October 2017, we made principal payments on the 2013 Term Loan totaling $65.6 million, which included $37.5 million required under the terms of the Term Loan RSA and related amendments and $28.1 million which represented 80% of the gross proceeds from the sale of certain MSRs as required under the Third Amendment to the Credit Agreement. In addition, we will be required to repay $37.5 million upon the Effective Date of the Prepackaged Plan, and $72.7 million by February 15, 2018. On October 20, 2017, we entered into (i) the Amended and Restated Term Loan RSA with Consenting Term Lenders, and (ii) the Senior Noteholder RSA with the Consenting Senior Noteholders holding, as of October 20, 2017, more than 50% of the Senior Notes under the Senior Notes Indenture. As of November 6, 2017, the holders of more than 85% of the Senior Notes and more than 95% of the 2013 Term Loans are party to the applicable RSA, which requires them to vote to approve the Prepackaged Plan. It is contemplated that only the Parent Company will file for reorganization under Chapter 11. Walter's operating entities, including Ditech Financial and RMS, are expected to continue their operations in the ordinary course throughout the consummation of the Restructuring, although no assurance can be given that this will be the case.
The claims in the following classes are impaired under the Prepackaged Plan and entitled to vote to accept or reject the Prepackaged Plan: Term Lenders, Senior Noteholders and Convertible Noteholders. The Bankruptcy Code defines “acceptance” of a plan by a class of: (i) claims as acceptance by creditors in that class that hold at least two-thirds in dollar amount and more than one-half in number of the claims that cast ballots for acceptance or rejection of the plan; and (ii) interests as acceptance by interest holders in that class that hold at least two-thirds in dollar amount of the interests that cast ballots for acceptance or rejection of the plan.
In connection with the Restructuring and as discussed further below, on November 6, 2017, we entered into the Commitment Letter with certain existing warehouse lenders, which, if approved by the Bankruptcy Court, will provide us with the DIP Warehouse Facilities of up to $1.9 billion in available warehouse financing during the Chapter 11 Case and one year following the Effective Date of the Prepackaged Plan. Proceeds of the new DIP Warehouse Facilities are intended to refinance RMS’s and Ditech Financial’s existing warehouse and servicer advance facilities and to fund Ditech Financial's and RMS’ continued business operations. Walter will guarantee Ditech Financial’s and RMS’ obligations under the agreement.

As previously disclosed, it is anticipated that, among other things, on the Effective Date:

•	Walter will be a guarantor of the DIP Warehouse Facilities;

•
our 2013 Credit Agreement will be amended and restated consistent with the terms of the draft Amended and Restated Credit Agreement as filed on November 6, 2017 with the Form T-3. The Amended and Restated Credit Agreement would among other things:

◦	Extend the maturity thereunder from December 2020 to June 2022

◦	Increase the interest rate margin to LIBOR plus 6.00%

◦	Require quarterly payments beginning in March 2018

◦	Amend and expand financial covenants;

•	our existing Revolving Credit Facility will be paid in full and terminated;

•	We will issue to holders of Senior Notes claims:

◦	$250.0 million aggregate principal amount of secured second lien notes with current market terms, covenants and conditions for second lien high yield notes;

◦
$100.0 million face amount of Mandatorily Convertible Preferred Stock, on terms set forth in a term sheet to the RSAs, convertible into 73% of the total number of issued and outstanding shares of New Common Stock as of the Effective Date subject to dilution by shares of New Common Stock issued or issuable pursuant to the Management Incentive Plan and by shares of New Common Stock issued after the Effective Date, including shares of New Common Stock issuable pursuant to the Warrants (if issued); and

◦
if the Convertible Noteholders do not vote to accept the Prepackaged Plan, 100% of the New Common Stock issued, subject to dilution by shares of New Common Stock issuable on conversion of the Mandatorily Convertible Preferred Stock and shares of New Common Stock issued or issuable pursuant to the Management Incentive Plan (described below) and shares of New Common Stock issued after the Effective Date.

•	Solely if the class of Convertible Notes claims votes to accept the Prepackaged Plan:

◦
each holder of a Convertible Note will receive its pro rata share of (i) New Common Stock representing, in the aggregate, 50% of the New Common Stock issued, subject to dilution by shares of New Common Stock issuable upon conversion of the Mandatorily Convertible Preferred Stock, shares of New Common Stock issued or issuable pursuant to the Management Incentive Plan and shares of New Common Stock issued after the Effective Date, including pursuant to the Warrants, and (ii) 50% of two separate classes of 10 year Warrants, on the terms set forth in a term sheet to the RSAs; and

◦
each holder of our existing common stock will receive its pro rata share of (i) New Common Stock representing, in the aggregate, 50% of the New Common Stock issued, subject to dilution by shares of New Common Stock issuable upon conversion of the Mandatorily Convertible Preferred Stock, shares of New Common Stock issued or issuable pursuant to the Management Incentive Plan and shares of New Common Stock issued after the Effective Date, including pursuant to the Warrants, and (ii) 50% of each class of Warrants.

If the Convertible Noteholders do not vote to accept the Prepackaged Plan, then holders of Convertible Notes and holders of our existing common stock will not receive or retain any property under the Prepackaged Plan, and 100% of the New Common Stock issued on the Effective Date will be issued to the Senior Noteholders, subject to dilution by shares of New Common Stock issuable upon conversion of the Mandatorily Convertible Preferred Stock, shares of New Common Stock issued or issuable pursuant to the Management Incentive Plan and shares of New Common Stock issued after the Effective Date.
Upon the Effective Date, our existing common stock, Senior Notes and Convertible Notes will be canceled. The board of directors of the Reorganized Company will consist of nine members, with six directors designated by the Senior Noteholders, and three directors designated by us. The Reorganized Company will enter into a post-Restructuring Management Incentive Plan, under which 10% of the New Common Stock (after taking into account the shares to be issued under the Management Incentive Plan) will be reserved for issuance as awards under the Management Incentive Plan.

Credit Agreement Waiver
On July 31, 2017, we and the Consenting Term Lenders entered into the Credit Agreement Waiver with respect to the 2013 Credit Agreement. Pursuant to the Credit Agreement Waiver, the Consenting Term Lenders representing the Required Lenders (as defined in the 2013 Credit Agreement) waived, subject to the conditions specified therein, certain events of default under the 2013 Credit Agreement as a result of or arising from (i) any breach of any representation or warranty made prior to July 31, 2017 as a result of us being required to restate its financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017, (ii) a “going concern” or like qualification in the auditor report delivered in connection with the restatement of the Original Filings, (iii) any default, event of default or similar event under instruments governing other Indebtedness (as defined in the 2013 Credit Agreement) arising from or as a result of the foregoing and (iv) any failure to deliver any notice to Credit Suisse AG, as administrative agent under the 2013 Credit Agreement or the Lenders (as defined in the 2013 Credit Agreement) with respect to all or any portion of the foregoing. The Credit Agreement Waiver became effective upon its execution by the Required Lenders and the execution and effectiveness of the RSA and the Third Amendment (as described below).
Third Amendment to the 2013 Credit Agreement
On July 31, 2017, we also entered into the Third Amendment to the Credit Agreement. This amends the 2013 Credit Agreement to make certain changes to the mandatory prepayment provisions and negative covenants thereof and certain technical changes.
The Third Amendment became effective upon its execution by the Required Lenders and the execution and effectiveness of the RSA and the Credit Agreement Waiver.
Waiver of Default and Forbearance
On July 31, 2017, the beneficial owners of a majority in aggregate principal amount of the Senior Notes agreed that (i) any existing defaults as a result of our being required to restate the Original Filings shall be waived and shall be deemed to cease to exist, and any event of default arising therefrom shall be waived and deemed to have been cured for every purpose of the Senior Notes Indenture, and (ii) they will not enforce or otherwise take any action or direct enforcement of, any rights or remedies available under the Senior Notes Indenture with respect to the original filings.
DIP/Exit Warehouse Facilities
On November 6, 2017, we entered into the Commitment Letter with certain existing warehouse lenders, which, if approved by the Bankruptcy Court, will provide us with the DIP Warehouse Facilities of up to $1.9 billion in available warehouse and other financing upon satisfaction of certain conditions precedent during the Chapter 11 Case and one year following the Effective Date. Proceeds of the new facility are intended to refinance RMS’s and Ditech Financial’s existing warehouse and servicer advance facilities and to fund Ditech Financial's and RMS’ continued business operations. Walter will guarantee Ditech Financial’s and RMS’ obligations under the agreement.
The DIP Warehouse Facilities will provide that during the Chapter 11 Case, (i) up to $750.0 million will be available to fund Ditech Financial’s originations business, (ii) up to $800.0 million will be available to RMS, and (iii) up to $550.0 million will be available to finance advances related to Ditech Financial’s servicing activities, provided that this sub-limit may be increased to $600.0 million in the event that certain pre-petition servicing advance facilities are unavailable to Ditech Financial during the Chapter 11 Case. In addition, the lenders under the warehouse facilities agreement have agreed to provide Ditech Financial, through the pendency of the Chapter 11 Case, up to $1.35 billion in trading capacity to hedge its interest rate exposure with respect to the loans in its loan origination pipeline. Upon the Effective Date of the Prepackaged Plan, the amount available to fund Ditech Financial's originations business under the exit warehouse facility will increase to up to $1.0 billion.
The entry into the DIP Warehouse Facilities will be subject to certain conditions precedent, including: (a) Ditech Financial’s and RMS’ continued status as an approved issuer and servicer with the GSEs and/or Ginnie Mae, as applicable; (b) no material disruption of claim payments on FHA insured loans; and (c) the entry by the Bankruptcy Court of an interim order approving guarantees of the Company included in the DIP warehouse facilities agreements.

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
Servicing Segment
On June 27, 2017, the CFPB announced a final rule addressing technical corrections to existing mortgage servicing rules under Regulation X of RESPA and Regulation Z of TILA, supplementing a final rule issued on August 4, 2016 that clarified, revised and amended provisions regarding, among other things, force-placed insurance, early intervention and loss mitigation requirements under Regulation X and prompt crediting and periodic statement requirements under Regulation Z. The August 4, 2016 final rule also addressed proper compliance regarding certain servicing requirements when a person is a potential or confirmed successor in interest, is a debtor in bankruptcy, or sends a cease communication request under the FDCPA and made technical corrections to several provisions of Regulation X and Regulation Z. The majority of the requirements under the most recent and the August 4, 2016, final rules became effective October 19, 2017.
On October 4, 2017, the CFPB announced a proposed rule that would amend the 2016 Regulation Z mortgage servicing rule’s requirements relating to the timing for servicers to transition to providing modified or unmodified periodic statements and coupon books in connection with a consumer’s bankruptcy case.
The CFPB also issued an interpretive rule under the FDCPA relating to servicers' compliance with certain mortgage servicing rules. Most of the provisions of the final rule took effect on October 19, 2017, with the provisions relating to successors in interest and the provisions relating to periodic statements for borrowers in bankruptcy expected to take effect April 19, 2018.
Originations Segment
On June 27, 2017, the CFPB announced a final rule amending the TILA-RESPA “Know Before You Owe” mortgage disclosure rule. The final rule formalizes guidance about the rule, provides greater clarity and certainty and helps facilitate compliance within the mortgage industry. In addition to various clarifications, minor changes, and technical corrections, the rule makes four substantive changes to the existing rule. The final rule: (i) creates tolerances for the total of payments disclosure; (ii) provides for an adjustment of the current partial exemption for certain housing assistance loans to clarify that recording fees and transfer taxes are excluded from the exemption's limitation on costs; (iii) includes all cooperatives under the rule regardless of whether the cooperative is classified as real property under state law; and (iv) incorporates and expands upon previous CFPB webinar guidance concerning the sharing of disclosures with sellers and various other parties.
On July 7, 2017, the CFPB announced a proposed rule to further amend the "Know Before You Owe" mortgage disclosure rule. The proposed amendments relate to when a creditor may compare charges paid by or imposed on the consumer to amounts disclosed on a closing disclosure, instead of a loan estimate, to determine if an estimated closing cost was disclosed in good faith. Specifically, the proposed amendments would permit creditors to do so regardless of when the closing disclosure is provided relative to consummation.

On August 24, 2017, the CFPB issued a final rule to make technical corrections and clarifications to certain requirements adopted by the CFPB’s Home Mortgage Disclosure Act (Regulation C) final rule issued on October 28, 2015. The final rule also amends Regulation C to increase the threshold for collecting and reporting data about open-end lines of credit for a period of two years so that financial institutions originating fewer than 500 open-end lines of credit in either of the preceding two years would not be required to begin collecting such data until Jan. 1, 2020, and also adopted a new reporting exclusion. The data collection requirements implemented by the 2015 and 2017 final rules will become effective on January 1, 2018, while reporting requirements are expected to begin in 2019.
Reverse Mortgage Segment
On January 19, 2017, HUD published the “Final HECM Rule, FHA: Strengthening the Home Equity Conversion Mortgage Program.” The primary purpose of this rule was to codify into regulation prior guidance issued by HUD under mortgagee letters authorized by the Reverse Mortgage Stabilization Act of 2013 and the Housing and Economic Recovery Act of 2008. This rule addresses a wide range of reverse mortgage origination and servicing issues, and in certain areas, amends prior guidance and rules. This rule became effective on September 19, 2017.
Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2016, our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2017, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 for additional information about the regulatory framework under which we operate.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
REVENUES
Net servicing revenue and fees	$65,029	$111,629	$(46,600)	(42)%	$269,537	$37,803	$231,734	n/m
Net gains on sales of loans	73,013	122,014	(49,001)	(40)%	217,914	306,667	(88,753)	(29)%
Net fair value gains on reverse loans and related HMBS obligations	1,810	18,627	(16,817)	(90)%	24,384	61,485	(37,101)	(60)%
Interest income on loans	9,802	11,332	(1,530)	(14)%	31,271	35,352	(4,081)	(12)%
Insurance revenue	2,236	10,000	(7,764)	(78)%	9,826	31,644	(21,818)	(69)%
Other revenues	24,754	23,728	1,026	4%	77,784	78,623	(839)	(1)%
Total revenues	176,644	297,330	(120,686)	(41)%	630,716	551,574	79,142	14%

EXPENSES
General and administrative	137,614	151,792	(14,178)	(9)%	386,785	417,174	(30,389)	(7)%
Salaries and benefits	91,544	133,199	(41,655)	(31)%	300,572	399,519	(98,947)	(25)%
Interest expense	61,671	65,302	(3,631)	(6)%	182,965	193,950	(10,985)	(6)%
Depreciation and amortization	9,741	16,580	(6,839)	(41)%	30,715	45,543	(14,828)	(33)%
Goodwill and intangible assets impairment	—	97,716	(97,716)	(100)%	—	313,128	(313,128)	(100)%
Other expenses, net	2,576	1,206	1,370	114%	8,413	5,609	2,804	50%
Total expenses	303,146	465,795	(162,649)	(35)%	909,450	1,374,923	(465,473)	(34)%

OTHER GAINS (LOSSES)
Gain on sale of business	—	—	—	—%	67,734	—	67,734	n/m
Other net fair value gains (losses)	3,783	(3,302)	7,085	(215)%	761	(6,265)	7,026	(112)%
Net gains (losses) on extinguishment of debt	(959)	13,734	(14,693)	(107)%	(1,668)	14,662	(16,330)	(111)%
Other	—	(150)	150	(100)%	—	(1,706)	1,706	(100)%
Total other gains	2,824	10,282	(7,458)	(73)%	66,827	6,691	60,136	n/m

Loss before income taxes	(123,678)	(158,183)	34,505	(22)%	(211,907)	(816,658)	604,751	(74)%
Income tax expense	455	55,084	(54,629)	(99)%	2,027	59,274	(57,247)	(97)%
Net loss	$(124,133)	$(213,267)	$89,134	(42)%	$(213,934)	$(875,932)	$661,998	(76)%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Servicing fees	$119,253	$172,780	$(53,527)	(31)%	$381,800	$527,616	$(145,816)	(28)%
Incentive and performance fees	12,807	17,158	(4,351)	(25)%	44,756	54,941	(10,185)	(19)%
Ancillary and other fees	20,783	23,434	(2,651)	(11)%	66,038	73,101	(7,063)	(10)%
Servicing revenue and fees	152,843	213,372	(60,529)	(28)%	492,594	655,658	(163,064)	(25)%
Changes in valuation inputs or other assumptions (1)	(51,539)	(25,922)	(25,617)	99%	(103,820)	(412,095)	308,275	(75)%
Other changes in fair value (2)	(31,257)	(60,114)	28,857	(48)%	(99,206)	(188,014)	88,808	(47)%
Change in fair value of servicing rights	(82,796)	(86,036)	3,240	(4)%	(203,026)	(600,109)	397,083	(66)%
Amortization of servicing rights	(5,018)	(5,822)	804	(14)%	(19,969)	(13,058)	(6,911)	53%
Change in fair value of servicing rights related liabilities	—	(9,885)	9,885	(100)%	(62)	(4,688)	4,626	(99)%
Net servicing revenue and fees	$65,029	$111,629	$(46,600)	(42)%	$269,537	$37,803	$231,734	n/m
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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
Servicing fees decreased $53.5 million and $145.8 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due to the reduction in our MSR portfolio driven by MSR sales in 2016 and 2017 and continued runoff of the servicing portfolio. This decrease was offset by a $13.1 million improvement in fair value changes and increased level of sub-servicing. Incentive and performance fees decreased $4.4 million and $10.2 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due primarily to lower fees earned under HAMP and lower asset recovery income. Ancillary and other fees decreased $2.7 million and $7.1 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due to lower late fee income and convenience and expedited payment fees due to runoff of the portfolio.
Changes in the fair value of servicing rights improved $397.1 million for the nine months ended September 30, 2017 as compared to the same period of 2016. Refer to the Servicing segment section under our Business Segment Results section below for additional information on the changes in fair value relating to servicing rights and our servicing rights related liabilities.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $49.0 million and $88.8 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to an overall lower volume of locked loans. In addition, we experienced a shift in mix from the higher margin consumer channel to the lower margin correspondent and wholesale channels during the nine months ended September 30, 2017 as compared to the same period of 2016.
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

Net fair value gains on reverse loans and related HMBS obligations decreased $16.8 million and $37.1 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to increases in net non-cash fair value losses resulting from valuation model assumption adjustments related to buyout loans as well as the impact of an increased level of buyout loans and changes in market pricing during 2017, and a decrease in cash generated by the origination, purchase and securitization of HECMs resulting from overall lower origination volumes due to our exit from the reverse mortgage originations business, partially offset by a shift in mix from lower margin new originations to higher margin tails. Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. Interest income on loans decreased $1.5 million and $4.1 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
Residential loans at amortized cost
Interest income	$9,802	$11,332	$(1,530)	$31,271	$35,352	$(4,081)
Average balance (1) (2)	463,436	503,166	(39,730)	473,874	512,518	(38,644)
Annualized average yield	8.46%	9.01%	(0.55)%	8.80%	9.20%	(0.40)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the period.

(2)	Average balance excludes loans subject to repurchase from Ginnie Mae as we do not own these mortgage loans and, therefore, are not entitled to any interest income they generate.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $7.8 million and $21.8 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services. Refer to Note 1 to the Consolidated Financial Statements for additional information on the sale of our insurance business.
Other Revenues
Other revenues consist primarily of origination fee income, interest income on cash and cash equivalents, and changes in the fair value of charged-off loans. Other revenues decreased $0.8 million for the nine months ended September 30, 2017 as compared to the same period of 2016 due primarily to $6.6 million in lower origination fee income due to an overall lower volume of funded loans, and $4.0 million in smaller fair value gains related to charged-off loans, partially offset by $10.1 million in higher other interest income.

General and Administrative
General and administrative expenses decreased $14.2 million for the three months ended September 30, 2017 as compared to the same period of 2016 resulting primarily from $10.4 million in lower legal fees, $8.8 million in lower contractor costs related to efforts to reduce contractor costs throughout our operations, $5.1 million in lower compensating interest due to the reduction in our MSR portfolio, and $12.0 million in other cost savings, partially offset by $7.2 million in higher costs related to our debt restructuring initiative, $6.0 million in higher advance loss provision, and $4.7 million in higher charges associated with default servicing.
General and administrative expenses decreased $30.4 million for the nine months ended September 30, 2017 as compared to the same period of 2016 resulting primarily from decreases of $21.1 million in contractor costs related to our servicing platform conversion that occurred in 2016 as well as efforts to reduce contractor costs throughout our operations, $15.6 million in compensating interest due to the reduction in our MSR portfolio, $8.8 million in legal fees, $7.9 million in advertising expenses resulting from a decrease in mail solicitations and a strategy shift in lead acquisition for our Originations segment and our exit from the reverse mortgage originations business in 2017, $7.8 million in postage and printing costs driven by additional mailings made during the second quarter of 2016 in connection with our servicing platform conversion, and $9.4 million in other cost savings, partially offset by $13.6 million in higher costs related to our debt restructuring initiative, $10.6 million in higher charges associated with default servicing, $9.4 million in higher advance loss provision, and a $4.2 million lower reduction to the representations and warranty reserve.
Salaries and Benefits
Salaries and benefits decreased $41.7 million and $98.9 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due to decreases of $21.7 million and $50.8 million, respectively, in compensation and benefits resulting primarily from a lower average headcount driven by site closures and various organizational changes to the scale and proficiency of the leadership team and support functions, and our decision to exit the reverse mortgage originations business, decreases of $5.9 million and $16.0 million, respectively, primarily related to a change in the commissions structure, decreases of $5.9 million and $11.0 million, respectively, in bonus accruals, reductions of $4.8 million and $10.5 million, respectively, in severance due to higher 2016 activity, reductions of $2.2 million and $7.2 million, respectively, in overtime driven by cost reduction measures, and reductions of $1.2 million and $5.5 million, respectively, in stock compensation expense related to increased forfeitures and fewer grants during 2017. Headcount decreased by approximately 900 full-time employees from approximately 5,000 at September 30, 2016 to approximately 4,100 at September 30, 2017.
Interest Expense
We incur interest expense on our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt issued by the Residual Trusts, all of which are accounted for at amortized cost. Interest expense decreased $3.6 million and $11.0 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, driven by a decrease in interest expense related to servicing advance liabilities, offset in part by an increase in interest expense related to master repurchase agreements. Interest expense related to servicing advance liabilities decreased due primarily to the net pay down of our advance facilities resulting from advance reimbursements received in connection with the sale of loans and servicing rights in the fourth quarter of 2016. Interest expense related to master repurchase agreements increased primarily as a result of a higher average cost of debt related to higher LIBOR rates. Refer to the Liquidity and Capital Resources section below for additional information on our debt.

Provided below is a summary of the average balances of our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
Corporate debt (1)
Interest expense	$35,640	$36,986	$(1,346)	$105,863	$108,803	$(2,940)
Average balance (2)	2,071,124	2,167,598	(96,474)	2,117,283	2,177,966	(60,683)
Annualized average rate	6.88%	6.83%	0.05%	6.67%	6.66%	0.01%

Servicing advance liabilities (3)
Interest expense	$5,461	$9,608	$(4,147)	$18,690	$31,899	$(13,209)
Average balance (2)	553,256	992,338	(439,082)	649,870	1,146,433	(496,563)
Annualized average rate	3.95%	3.87%	0.08%	3.83%	3.71%	0.12%

Master repurchase agreements (4)
Interest expense	$14,262	$11,704	$2,558	$38,957	$31,771	$7,186
Average balance (2)	1,154,680	1,321,527	(166,847)	1,187,947	1,223,034	(35,087)
Annualized average rate	4.94%	3.54%	1.40%	4.37%	3.46%	0.91%

Mortgage-backed debt of the Residual Trusts (3)
Interest expense	$6,308	$7,004	$(696)	$19,455	$21,477	$(2,022)
Average balance (5)	405,192	449,848	(44,656)	416,645	459,578	(42,933)
Annualized average rate	6.23%	6.23%	0.00%	6.23%	6.23%	0.00%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(3)	Servicing advance liabilities and mortgage-backed debt of the Residual Trusts are held by our Servicing segment.

(4)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(5)	Average balance for mortgage-backed debt of the Residual Trusts is calculated as the average carrying value at the beginning of each month during the period.
Depreciation and Amortization
Depreciation and amortization decreased $6.8 million and $14.8 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to the sale of assets related to our insurance business in the first quarter of 2017 and as a result of certain assets having reached the end of their estimated useful lives at the end of 2016.
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
Gain on Sale of Business
Gain on sale of business of $67.7 million for the nine months ended September 30, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business, which was completed on February 1, 2017.

Other Net Fair Value Gains (Losses)
Other net fair value gains increased $7.1 million and $7.0 million for the three and nine months ended September 30, 2017, respectively, driven by improved default rate assumptions partially offset by a 32 bps increase in the discount rate of mortgage loans related to Non-Residual Trusts during the third quarter of 2017.
Income Tax Expense
We calculate income tax expense based on our estimated annual effective tax rate, which takes into account all expected ordinary activity for the calendar year. Income tax expense was $0.5 million and $2.0 million for the three and nine months ended September 30, 2017, respectively. We have provided a full valuation allowance on our deferred tax assets resulting in a nominal tax expense. Income tax expense was $55.1 million and $59.3 million for the three and nine months ended September 30, 2016, respectively. We recorded initial valuation allowances on our deferred tax assets during these periods, which resulted in a higher income tax expense than in the corresponding current year periods.
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
Adjusted Earnings (Loss) is defined as income (loss) before income taxes, plus changes in fair value due to changes in valuation inputs and other assumptions; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries, if applicable; share-based compensation expense or benefit; non-cash interest expense; exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily including severance, gain or loss on extinguishment of corporate debt, the net impact of the Non-Residual Trusts, transaction and integration costs, and certain non-recurring costs, as applicable. Adjusted Earnings (Loss) excludes unrealized changes in fair value of MSR that are based on projections of expected future cash flows and prepayments. Adjusted Earnings (Loss) includes both cash and non-cash gains from mortgage loan origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Earnings (Loss) includes cash generated from reverse mortgage origination activities for the period in which we were originating reverse mortgages. Adjusted Earnings (Loss) may from time to time also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors with a supplemental means of evaluating our operating performance.
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
Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as income (loss) before income taxes, plus amortization of servicing rights and other fair value adjustments; interest expense on corporate debt; depreciation and amortization; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries, if applicable; share-based compensation expense or benefit; exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; select other cash and non-cash adjustments primarily the net provision for the repurchase of loans sold, non-cash interest income, severance, gain or loss on extinguishment of corporate debt, interest income on unrestricted cash and cash equivalents, the net impact of the Non-Residual Trusts, the provision for loan losses, Residual Trust cash flows, transaction and integration costs, servicing fee economics, and certain non-recurring costs, as applicable. Adjusted EBITDA includes both cash and non-cash gains from mortgage loan origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities for the period in which we were originating reverse mortgages. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.

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

The following tables reconcile Adjusted Loss and Adjusted EBITDA to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted Loss and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Nine Months Ended September 30, 2017
Net loss	$(213,934)
Income tax expense	2,027
Loss before income taxes	(211,907)
Adjustments to loss before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions (1)	91,425
Gain on sale of business	(67,734)
Fair value to cash adjustment for reverse loans (2)	34,858
Transaction and integration costs (3)	30,387
Non-cash interest expense	10,470
Exit costs (4)	8,637
Share-based compensation expense	2,139
Other (5)	9,427
Total adjustments	119,609
Adjusted Loss	$(92,298)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)	Transaction and integration costs result primarily from our debt restructuring initiative.

(4)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the nine months ended September 30, 2017 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015, 2016 and 2017 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 9 to the Consolidated Financial Statements for additional information regarding exit costs.

(5)	Includes severance, costs associated with transforming the business, the net impact of the Non-Residual Trusts, and loss on extinguishment of corporate debt.

Adjusted EBITDA

For the Nine Months Ended September 30, 2017
Net loss	$(213,934)
Income tax expense	2,027
Loss before income taxes	(211,907)
EBITDA Adjustments
Amortization of servicing rights and other fair value adjustments (1)	210,601
Interest expense	108,108
Gain on sale of business	(67,734)
Fair value to cash adjustment for reverse loans (2)	34,858
Transaction and integration costs (3)	30,387
Depreciation and amortization	30,715
Exit costs (4)	8,637
Share-based compensation expense	2,139
Other (5)	3,470
Total adjustments	361,181
Adjusted EBITDA	$149,274
__________

(1)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)	Transaction and integration costs result primarily from our debt restructuring initiative.

(4)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the nine months ended September 30, 2017 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015, 2016 and 2017 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 9 to the Consolidated Financial Statements for additional information regarding exit costs.

(5)
Includes the net provision for the repurchase of loans sold, non-cash interest income, severance, interest income on unrestricted cash and cash equivalents, costs associated with transforming the business, the net impact of the Non-Residual Trusts, loss on extinguishment of corporate debt, the provision for loan losses, and the Residual Trust cash flows.

Business Segment Results
In calculating income (loss) before income taxes for our segments, we allocate indirect expenses to our business segments. Indirect expenses are allocated to our Servicing, Originations, Reverse Mortgage and certain non-reportable segments based on headcount.
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Additional information regarding the results of operations for our Servicing, Originations and Reverse Mortgage segments is presented below. Refer to Note 13 to the Consolidated Financial Statements for a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes.
Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Three Months Ended September 30, 2017
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(69,342)	$19,868	$(24,900)	$(49,304)	$(123,678)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	51,011	—	—	—	51,011
Fair value to cash adjustment for reverse loans	—	—	19,480	—	19,480
Transaction and integration costs	524	—	—	15,569	16,093
Non-cash interest expense	710	—	—	2,812	3,522
Exit costs	418	110	112	28	668
Share-based compensation expense	480	174	139	—	793
Other	3,090	(394)	97	(2,178)	615
Total adjustments	56,233	(110)	19,828	16,231	92,182
Adjusted Earnings (Loss)	(13,109)	19,758	(5,072)	(33,073)	(31,496)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	35,911	—	366	—	36,277
Interest expense on debt	—	—	—	32,828	32,828
Depreciation and amortization	8,477	645	619	—	9,741
Other	(549)	(2,287)	33	136	(2,667)
Total adjustments	43,839	(1,642)	1,018	32,964	76,179
Adjusted EBITDA	$30,730	$18,116	$(4,054)	$(109)	$44,683

	For the Three Months Ended September 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(161,581)	$51,672	$(23,023)	$(25,251)	$(158,183)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	26,672	—	—	—	26,672
Fair value to cash adjustment for reverse loans	—	—	690	—	690
Transaction and integration costs	2,013	—	—	880	2,893
Non-cash interest expense	829	—	—	2,835	3,664
Exit costs	1,396	(16)	160	1,102	2,642
Share-based compensation expense	1,178	357	157	259	1,951
Goodwill and intangible assets impairment	90,981	—	6,735	—	97,716
Other	9,829	3,488	1,961	(15,546)	(268)
Total adjustments	132,898	3,829	9,703	(10,470)	135,960
Adjusted Earnings (Loss) (1)	(28,683)	55,501	(13,320)	(35,721)	(22,223)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	65,505	—	432	—	65,937
Interest expense on debt	1,518	—	—	34,152	35,670
Depreciation and amortization	12,322	2,341	1,917	—	16,580
Other	(2,215)	119	32	(146)	(2,210)
Total adjustments	77,130	2,460	2,381	34,006	115,977
Adjusted EBITDA	$48,447	$57,961	$(10,939)	$(1,715)	$93,754
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

	For the Nine Months Ended September 30, 2017
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(80,161)	$50,710	$(46,699)	$(135,757)	$(211,907)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	91,425	—	—	—	91,425
Gain on sale of business	(67,734)	—	—	—	(67,734)
Fair value to cash adjustment for reverse loans	—	—	34,858	—	34,858
Transaction and integration costs	4,855	—	—	25,532	30,387
Non-cash interest expense	2,245	—	—	8,225	10,470
Exit costs	6,102	985	1,404	146	8,637
Share-based compensation expense	901	124	343	771	2,139
Other	6,133	333	271	2,690	9,427
Total adjustments	43,927	1,442	36,876	37,364	119,609
Adjusted Earnings (Loss)	(36,234)	52,152	(9,823)	(98,393)	(92,298)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	118,028	—	1,148	—	119,176
Interest expense on debt	—	—	—	97,638	97,638
Depreciation and amortization	25,861	2,316	2,538	—	30,715
Other	(625)	(5,448)	88	28	(5,957)
Total adjustments	143,264	(3,132)	3,774	97,666	241,572
Adjusted EBITDA	$107,030	$49,020	$(6,049)	$(727)	$149,274

	For the Nine Months Ended September 30, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(773,928)	$113,688	$(44,940)	$(111,478)	$(816,658)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	385,826	—	—	—	385,826
Fair value to cash adjustment for reverse loans	—	—	(2,507)	—	(2,507)
Transaction and integration costs	2,383	—	—	3,366	5,749
Non-cash interest expense	818	—	—	8,642	9,460
Exit costs	7,403	2,083	567	1,329	11,382
Share-based compensation expense	5,119	590	1,080	867	7,656
Goodwill and intangible assets impairment	306,393	—	6,735	—	313,128
Other	18,028	5,003	4,407	(8,036)	19,402
Total adjustments	725,970	7,676	10,282	6,168	750,096
Adjusted Earnings (Loss) (1)	(47,958)	121,364	(34,658)	(105,310)	(66,562)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	199,735	—	1,338	—	201,073
Interest expense on debt	5,504	—	—	100,161	105,665
Depreciation and amortization	33,807	6,934	4,792	10	45,543
Other	(3,317)	(3,093)	86	201	(6,123)
Total adjustments	235,729	3,841	6,216	100,372	346,158
Adjusted EBITDA	$187,771	$125,205	$(28,442)	$(4,938)	$279,596
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

Servicing
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Net servicing revenue and fees
Third parties	$58,577	$104,474	$(45,897)	(44)%	$248,494	$16,738	$231,756	n/m
Intercompany	2,216	2,999	(783)	(26)%	7,488	9,216	(1,728)	(19)%
Total net servicing revenue and fees	60,793	107,473	(46,680)	(43)%	255,982	25,954	230,028	n/m
Interest income on loans	9,790	11,320	(1,530)	(14)%	31,235	35,315	(4,080)	(12)%
Insurance revenue	2,236	10,000	(7,764)	(78)%	9,826	31,644	(21,818)	(69)%
Intersegment retention revenue	2,715	9,772	(7,057)	(72)%	10,072	30,766	(20,694)	(67)%
Net losses on sales of loans	(571)	(2,271)	1,700	(75)%	(1,888)	(7,998)	6,110	(76)%
Other revenues	15,545	12,579	2,966	24%	50,487	42,750	7,737	18%
Total revenues	90,508	148,873	(58,365)	(39)%	355,714	158,431	197,283	125%
General and administrative and allocated indirect expenses	95,414	123,018	(27,604)	(22)%	289,079	330,444	(41,365)	(13)%
Salaries and benefits	42,519	66,980	(24,461)	(37)%	144,128	205,075	(60,947)	(30)%
Interest expense	11,769	16,657	(4,888)	(29)%	38,162	53,549	(15,387)	(29)%
Depreciation and amortization	8,477	12,322	(3,845)	(31)%	25,861	33,807	(7,946)	(24)%
Goodwill impairment	—	90,981	(90,981)	(100)%	—	306,393	(306,393)	(100)%
Other expenses, net	1,115	(298)	1,413	n/m	3,796	1,991	1,805	91%
Total expenses	159,294	309,660	(150,366)	(49)%	501,026	931,259	(430,233)	(46)%
Gain on sale of business	—	—	—	—%	67,734	—	67,734	n/m
Other net fair value losses	(556)	(644)	88	(14)%	(1,874)	(418)	(1,456)	348%
Loss on extinguishment of debt	—	—	—	—%	(709)	—	(709)	n/m
Other	—	(150)	150	(100)%	—	(682)	682	(100)%
Total other gains (losses)	(556)	(794)	238	(30)%	65,151	(1,100)	66,251	n/m
Loss before income taxes	(69,342)	(161,581)	92,239	(57)%	(80,161)	(773,928)	693,767	(90)%
Adjustments to loss before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	51,011	26,672	24,339	91%	91,425	385,826	(294,401)	(76)%
Gain on sale of business	—	—	—	—%	(67,734)	—	(67,734)	n/m
Transaction and integration costs	524	2,013	(1,489)	(74)%	4,855	2,383	2,472	104%
Exit costs	418	1,396	(978)	(70)%	6,102	7,403	(1,301)	(18)%
Non-cash interest expense	710	829	(119)	(14)%	2,245	818	1,427	174%
Share-based compensation expense	480	1,178	(698)	(59)%	901	5,119	(4,218)	(82)%
Goodwill impairment	—	90,981	(90,981)	(100)%	—	306,393	(306,393)	(100)%
Other	3,090	9,829	(6,739)	(69)%	6,133	18,028	(11,895)	(66)%
Total adjustments	56,233	132,898	(76,665)	(58)%	43,927	725,970	(682,043)	(94)%
Adjusted Loss (1)	(13,109)	(28,683)	15,574	(54)%	(36,234)	(47,958)	11,724	(24)%
EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	35,911	65,505	(29,594)	(45)%	118,028	199,735	(81,707)	(41)%
Depreciation and amortization	8,477	12,322	(3,845)	(31)%	25,861	33,807	(7,946)	(24)%
Interest expense on debt	—	1,518	(1,518)	(100)%	—	5,504	(5,504)	(100)%
Other	(549)	(2,215)	1,666	(75)%	(625)	(3,317)	2,692	(81)%
Total adjustments	43,839	77,130	(33,291)	(43)%	143,264	235,729	(92,465)	(39)%
Adjusted EBITDA	$30,730	$48,447	$(17,717)	(37)%	$107,030	$187,771	$(80,741)	(43)%
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

Mortgage Loan Servicing Portfolio
Provided below are summaries of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	1,910,605	$223,414,398	2,087,618	$244,124,312
Loan sales with servicing retained (2)	28,589	6,114,374	48,558	10,336,625
Other new business added (3)	14,944	3,284,251	93,475	16,053,749
Sales	(9,105)	(988,371)	(26,598)	(5,867,129)
Payoffs and other adjustments, net (4)	(293,735)	(34,295,981)	(222,980)	(31,900,449)
Balance at end of the period	1,651,298	197,528,671	1,980,073	232,747,108
On-balance sheet residential loans and real estate owned (5)	32,035	2,025,092	34,845	2,287,944
Total mortgage loan servicing portfolio	1,683,333	$199,553,763	2,014,918	$235,035,052
__________

(1)
Third-party servicing includes servicing rights capitalized, subservicing rights capitalized and subservicing rights not capitalized. Subservicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(2)	Includes loan sales for which the servicing rights have been or will be transferred to NRM on a flow basis.

(3)	Consists of activities associated with servicing and subservicing contracts and includes co-issue to NRM of $3.1 billion for the nine months ended September 30, 2017.

(4)	Amounts presented are net of loan sales associated with servicing retained recapture activities of $3.8 billion and $4.6 billion for the nine months ended September 30, 2017 and 2016, respectively.

(5)
On-balance sheet residential loans and real estate owned include mortgage loans held for sale, the assets of the Non-Residual Trusts and Residual Trusts, and loans subject to repurchase from Ginnie Mae.

At Freddie Mac’s request, we completed the voluntary transfer of $640.6 million in unpaid principal balance of MSR relating to Freddie Mac mortgage loans that are 90 days or more delinquent to another special default servicer during the nine months ended September 30, 2017. This transfer is included in sales in the table above. Ditech Financial’s status as an approved seller/servicer for Freddie Mac has not been, and we do not expect such status to be, adversely impacted by the consummation of this voluntary MSR transfer.
The portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, net of recapture, of the total mortgage loan servicing portfolio was 14.35% and 15.39% for the nine months ended September 30, 2017 and 2016, respectively.
Provided below is a summary of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	At September 30, 2017
	Number of Accounts	Unpaid Principal Balance	Weighted-Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,413,115	$190,848,247	0.21%	9.13%
Second lien mortgages	54,865	1,467,559	0.71%	7.21%
Manufactured housing and other	183,318	5,212,865	1.08%	12.48%
Total accounts serviced for third parties (3)	1,651,298	197,528,671	0.24%	9.21%
On-balance sheet residential loans and real estate owned (4)(5)	32,035	2,025,092		22.52%
Total mortgage loan servicing portfolio	1,683,333	$199,553,763		9.34%

	At December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Weighted-Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,565,300	$212,990,240	0.22%	11.11%
Second lien mortgages	142,172	4,579,757	0.45%	4.90%
Manufactured housing and other	203,133	5,844,401	1.08%	11.67%
Total accounts serviced for third parties (3)	1,910,605	223,414,398	0.24%	10.99%
On-balance sheet residential loans and real estate owned (4)(5)	34,903	2,368,593		14.52%
Total mortgage loan servicing portfolio	1,945,508	$225,782,991		11.03%
__________

(1)
The weighted-average contractual servicing fee is calculated as the sum of the product of the contractual servicing fee and the ending unpaid principal balance divided by the total ending unpaid principal balance.

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

(3)
Consists of $100.6 billion and $96.9 billion in unpaid principal balance associated with servicing and subservicing contracts, respectively, at September 30, 2017 and $110.9 billion and $112.5 billion, respectively, at December 31, 2016.

(4)
Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees. The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment.

(5)
Loans subject to repurchase from Ginnie Mae that are 30 days or more past due comprise 14.51% and 7.78% of on-balance sheet residential loans and real estate owned at September 30, 2017 and December 31, 2016, respectively. All other loans that are 30 days or more past due comprise 8.01% and 6.74% of on-balance sheet residential loans and real estate owned at September 30, 2017 and December 31, 2016, respectively.

The unpaid principal balance of our third-party servicing portfolio decreased $25.9 billion at September 30, 2017 as compared to December 31, 2016 primarily due to runoff of the portfolio including the transfer of certain legacy portfolios during the third quarter of 2017, partially offset by portfolio additions related primarily to loans sold with servicing retained. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $343.5 million can be attributed to a decrease in mortgage loans held for sale of $336.8 million and portfolio runoff of the assets held by the Residual and Non-Residual Trusts, offset in part by an increase in loans subject to repurchase from Ginnie Mae and modification buyouts.
The delinquencies associated with our third-party servicing portfolio decreased at September 30, 2017 as compared to December 31, 2016 primarily due to efforts to improve the collections coverage on delinquent loans by making adjustments to our dialing and coverage strategies, increasing resources allocated to the lower performing portfolios and reducing the level of delinquent loans allocated to each collector, as well as the sale or transfer of certain non-performing loans out of our servicing portfolio. Additionally, delinquencies at December 31, 2016 were also still being negatively impacted by the closure of our regional offices. The delinquencies associated with our on-balance sheet residential loans and real estate owned have increased due to increases in loans subject to repurchase from Ginnie Mae and modification buyouts.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Servicing fees	$117,682	$171,249	$(53,567)	(31)%	$377,158	$523,215	$(146,057)	(28)%
Incentive and performance fees	10,934	14,729	(3,795)	(26)%	37,988	47,818	(9,830)	(21)%
Ancillary and other fees	19,626	22,807	(3,181)	(14)%	62,746	71,439	(8,693)	(12)%
Servicing revenue and fees	148,242	208,785	(60,543)	(29)%	477,892	642,472	(164,580)	(26)%
Changes in valuation inputs or other assumptions (1)	(51,539)	(25,922)	(25,617)	99%	(103,820)	(412,095)	308,275	(75)%
Other changes in fair value (2)	(31,257)	(60,114)	28,857	(48)%	(99,206)	(188,014)	88,808	(47)%
Change in fair value of servicing rights	(82,796)	(86,036)	3,240	(4)%	(203,026)	(600,109)	397,083	(66)%
Amortization of servicing rights	(4,653)	(5,391)	738	(14)%	(18,822)	(11,721)	(7,101)	61%
Change in fair value of servicing rights related liabilities (3)	—	(9,885)	9,885	(100)%	(62)	(4,688)	4,626	(99)%
Net servicing revenue and fees	$60,793	$107,473	$(46,680)	(43)%	$255,982	$25,954	$230,028	n/m
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)
Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $5.0 million and $12.0 million for the three and nine months ended September 30, 2016, respectively.

Servicing fees decreased $53.6 million and $146.1 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due to the reduction in our MSR portfolio driven by MSR sales in 2016 and 2017 and continued runoff of the portfolio. We expect servicing fees to continue to decline as a result of the shift of our portfolio towards subservicing as we earn a lower fee for subservicing accounts in relation to servicing accounts. Average loans serviced decreased $34.2 billion, or 14%, and $32.3 billion, or 13%, for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Fees earned under HAMP decreased $1.9 million and $5.1 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due primarily to fewer loans having been eligible for these fees due to the expiration of HAMP on December 31, 2016. Asset recovery income decreased $1.9 million and $3.1 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due primarily to runoff of the related portfolio. Incentives relating to the performance of certain loan pools serviced by us decreased $1.6 million for the nine months ended September 30, 2017 as compared to the same period of 2016. We expect incentives relating to the performance of loan pools serviced by us to continue to decline as a result of market conditions and other factors, including changes in incentive programs, runoff of the related loan portfolio and improving economic conditions, which may reduce the opportunity to earn these incentives.
Ancillary and other fees, which primarily include late fees and expedited payment fees, decreased $3.2 million and $8.7 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to lower late fee income and convenience and expedited payment fees resulting from runoff of the portfolio.

Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
Average unpaid principal balance of loans serviced (1)	$207,316,158	$241,485,090	$(34,168,932)	$216,315,978	$248,591,780	$(32,275,802)
Annualized average servicing fee (2)	0.23%	0.28%	(0.05)%	0.23%	0.28%	(0.05)%
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
The decrease in average servicing fee of five basis points for each of the three and nine months ended September 30, 2017 as compared to the same periods of 2016 was due to the reduction in our MSR portfolio driven by sales in the fourth quarter of 2016 combined with runoff of the portfolio.
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	September 30, 2017	December 31, 2016	Variance
Servicing rights at fair value	$808,830	$949,593	$(140,763)
Unpaid principal balance of accounts	92,551,192	101,387,913	(8,836,721)
Inputs and assumptions
Weighted-average remaining life in years	5.7	6.0	(0.3)
Weighted-average stated borrower interest rate on underlying collateral	4.04%	3.95%	0.09%
Weighted-average discount rate	11.68%	11.56%	0.12%
Weighted-average conditional prepayment rate	10.70%	9.09%	1.61%
Weighted-average conditional default rate	0.90%	0.88%	0.02%
The decrease in servicing rights carried at fair value at September 30, 2017 as compared to December 31, 2016 related primarily to a reduction in fair value of $203.0 million and sales of $60.9 million, partially offset by $122.6 million in servicing rights capitalized upon sales of loans. The reduction in fair value of servicing rights in 2017 was attributable to a loss of $103.8 million resulting from changes in valuation inputs or other assumptions and a loss of $99.2 million resulting from other changes in fair value, which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The loss resulting from changes in valuation inputs or other assumptions of $103.8 million for the nine months ended September 30, 2017 was driven by market interest rate decreases during the period, increases in House Price Index projections, and adjustments to prepayment and default models based on observed trends at September 30, 2017 as compared to December 31, 2016, offset in part by a discount rate assumption adjustment to align the valuation with market observations. In comparison, the loss resulting from changes in valuation inputs or other assumptions of $412.1 million for the nine months ended September 30, 2016 was due primarily to an increase in discount rates and a higher assumed conditional prepayment rate at September 30, 2016 as compared to December 31, 2015 resulting from lower interest rates and forward projections of interest rate curves.
The realization of expected cash flows decreased $88.8 million for the nine months ended September 30, 2017 as compared to the same period in 2016 due primarily to a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.

Servicing Rights Related Liabilities
The net change in fair value of servicing rights related liabilities decreased $9.9 million and $4.6 million for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, respectively, as a result of the derecognition of the servicing rights related liabilities in the fourth quarter of 2016.
Interest Income on Loans
Interest income on loans decreased $1.5 million and $4.1 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Insurance Revenue
Insurance revenue decreased $7.8 million and $21.8 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services. Refer to Note 1 to the Consolidated Financial Statements for additional information on the sale of our insurance business.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees the Servicing segment charges to the Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention revenue of $7.1 million and $20.7 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, was due primarily to lower overall retention volume due to our smaller MSR portfolio.
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
The Originations segment recognizes the initial fair value of the entire commitment, including the servicing rights component, on the date of the commitment, while the Servicing segment historically recognized the change in fair value of the servicing rights component of our IRLCs and loans held for sale that occurred subsequent to the date of our commitment through the sale of the loan. Beginning with new locks occurring after January 1, 2017, the Servicing segment recognizes the change in fair value of the servicing rights component of the IRLCs and loans held for sale for Ginnie Mae loans that occur subsequent to the date of our commitment through the sale of the loan; however, the change in fair value of GSE loans is now in the Originations segment due to flow arrangements in place with third parties. Net losses on sales of loans for the Servicing segment consist of this change in fair value as well as net gains or losses on sales of loans to third parties. Net losses on sales of loans decreased $1.7 million and $6.1 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to a smaller decrease in mortgage rates during the first nine months of 2017 as compared to the same period of 2016 and the related impact on realized and unrealized losses on originated mortgage servicing rights associated with the mortgage loan pipeline and mortgage loans held for sale.
Other Revenues
Other revenues consist primarily of interest income on cash and cash equivalents and changes in the fair value of charged-off loans. Other revenues increased $3.0 million and $7.7 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to higher other interest income, partially offset by smaller fair value gains related to charged-off loans.

General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $27.6 million for the three months ended September 30, 2017 as compared to the same period of 2016 resulting primarily from decreases of $8.6 million in legal fees, $8.5 million in contractor and other costs related to the implementation of MSP and business and outsourcing initiatives that occurred in 2016, $8.4 million in expense allocations, $5.1 million in compensating interest due to the reduction in our MSR portfolio, and $9.5 million in other cost savings, offset in part by increases of $6.0 million in advance loss provision and $4.7 million in charges associated with default servicing.
General and administrative and allocated indirect expenses decreased $41.4 million for the nine months ended September 30, 2017 as compared to the same period of 2016 resulting primarily from decreases of $20.4 million in contractor and other costs related to our servicing platform conversion that occurred in 2016, $16.9 million in expense allocations, $15.6 million in compensating interest due to the reduction in our MSR portfolio, $6.6 million in legal expenses, and $19.5 million in other cost savings, offset in part by increases of $10.6 million in charges associated with default servicing, $9.4 million in advance loss provision, $8.4 million in costs associated with sold MSR, $6.8 million in costs associated with the use of MSP and outsourcing initiatives, and $4.8 million in additional costs related to the sale of the insurance business.
Salaries and Benefits
Salaries and benefits expense decreased $24.5 million and $60.9 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due primarily to a $14.9 million and $42.8 million decrease, respectively, in compensation and benefits resulting primarily from a lower average headcount driven by site closures, organizational changes and a shift from full-time employees to outsourced services and a $4.1 million and $12.6 million decrease, respectively, related to a change in the commissions structure. Headcount assigned directly to our Servicing segment decreased by approximately 700 full-time employees from approximately 3,000 at September 30, 2016 to approximately 2,300 at September 30, 2017.
Interest Expense
Interest expense decreased $4.9 million and $15.4 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, driven by a decrease in interest expense related to servicing advance liabilities due primarily to the net pay down of our advance facilities resulting from advance reimbursements received in connection with the sale of loans and servicing rights in the fourth quarter of 2016.
Depreciation and Amortization
Depreciation and amortization decreased $3.8 million and $7.9 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to the sale of assets related to our insurance business in the first quarter of 2017 and as a result of certain fixed assets and intangible assets having reached the end of their estimated useful lives.
Goodwill Impairment
We incurred $91.0 million and $306.4 million in goodwill impairment charges during three and nine months ended September 30, 2016, respectively, as a result of evaluations performed in the second and third quarters of 2016, which impacted the Servicing and ARM reporting units.
Gain on Sale of Business
Gain on sale of business of $67.7 million for the nine months ended September 30, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017.

Adjusted Loss and Adjusted EBITDA
Provided below is a summary of our Servicing segment's margin (in basis points):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
Adjusted Loss margin (1)	(3)	(5)	2	(2)	(3)	1
Adjusted EBITDA margin (1)	6	8	(2)	7	10	(3)
__________

(1)
Margins are calculated by dividing the applicable non-GAAP measure by the average unpaid principal balance of loans serviced during the period as set forth in the table above under Net Servicing Revenue and Fees.

Adjusted EBITDA margin decreased by two and three basis points for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to lower revenues (adjusted for the impact of the change in fair value) per average UPB of loans serviced, partially offset by lower expenses per average UPB of loans serviced. The decline in revenues per average UPB of loans serviced resulted from the decline in servicing fees, insurance revenue and intersegment retention revenue, offset in part by higher other interest income. The decline in expenses per average UPB of loans serviced resulted primarily from the decrease in salaries and benefits and, to a lesser extent, interest expense. Adjusted Loss margin improved by two and one basis points for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to lower realization of cash flows in addition to lower expenses partially offset by lower revenue as discussed previously.

Originations
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Net gains on sales of loans	$73,025	$123,285	$(50,260)	(41)%	$217,639	$311,625	$(93,986)	(30)%
Other revenues	8,243	10,155	(1,912)	(19)%	24,957	32,301	(7,344)	(23)%
Total revenues	81,268	133,440	(52,172)	(39)%	242,596	343,926	(101,330)	(29)%
Salaries and benefits	26,939	33,163	(6,224)	(19)%	85,672	93,408	(7,736)	(8)%
General and administrative and allocated indirect expenses	23,270	27,774	(4,504)	(16)%	67,996	74,401	(6,405)	(9)%
Interest expense	7,831	8,718	(887)	(10)%	25,830	24,729	1,101	4%
Intersegment retention expense	2,715	9,772	(7,057)	(72)%	10,072	30,766	(20,694)	(67)%
Depreciation and amortization	645	2,341	(1,696)	(72)%	2,316	6,934	(4,618)	(67)%
Total expenses	61,400	81,768	(20,368)	(25)%	191,886	230,238	(38,352)	(17)%
Income before income taxes	19,868	51,672	(31,804)	(62)%	50,710	113,688	(62,978)	(55)%

Adjustments to income before income taxes
Exit costs	110	(16)	126	n/m	985	2,083	(1,098)	(53)%
Share-based compensation expense	174	357	(183)	(51)%	124	590	(466)	(79)%
Other	(394)	3,488	(3,882)	(111)%	333	5,003	(4,670)	(93)%
Total adjustments	(110)	3,829	(3,939)	(103)%	1,442	7,676	(6,234)	(81)%
Adjusted Earnings (1)	19,758	55,501	(35,743)	(64)%	52,152	121,364	(69,212)	(57)%

EBITDA adjustments
Depreciation and amortization	645	2,341	(1,696)	(72)%	2,316	6,934	(4,618)	(67)%
Other	(2,287)	119	(2,406)	n/m	(5,448)	(3,093)	(2,355)	76%
Total adjustments	(1,642)	2,460	(4,102)	(167)%	(3,132)	3,841	(6,973)	(182)%
Adjusted EBITDA	$18,116	$57,961	$(39,845)	(69)%	$49,020	$125,205	$(76,185)	(61)%
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

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Three Months Ended September 30, 2017				For the Three Months Ended September 30, 2016
	Correspondent	Consumer	Wholesale (1)	Total	Correspondent	Consumer	Wholesale (1)	Total
Locked Volume (3)
Purchase	$1,367,934	$27,132	$142,985	$1,538,051	$2,077,407	$24,329	$9,712	$2,111,448
Refinance	535,241	1,101,745	125,879	1,762,865	1,633,847	1,966,687	63,119	3,663,653
Total	$1,903,175	$1,128,877	$268,864	$3,300,916	$3,711,254	$1,991,016	$72,831	$5,775,101

Funded Volume
Purchase	$1,623,985	$36,771	$152,552	$1,813,308	$2,230,544	$32,643	$1,247	$2,264,434
Refinance	595,570	1,108,258	141,769	1,845,597	1,441,222	1,583,865	2,170	3,027,257
Total	$2,219,555	$1,145,029	$294,321	$3,658,905	$3,671,766	$1,616,508	$3,417	$5,291,691

Sold Volume
Purchase	$1,803,889	$36,234	$142,353	$1,982,476	$2,355,764	$34,978	$—	$2,390,742
Refinance	648,089	1,092,276	119,377	1,859,742	1,411,181	1,567,818	—	2,978,999
Total	$2,451,978	$1,128,510	$261,730	$3,842,218	$3,766,945	$1,602,796	$—	$5,369,741

	For the Nine Months Ended September 30, 2017				For the Nine Months Ended September 30, 2016
	Correspondent	Consumer	Wholesale (1)	Total	Correspondent	Consumer	Wholesale (1)	Retail (2)	Total
Locked Volume (3)
Purchase	$5,664,779	$71,286	$383,282	$6,119,347	$6,320,666	$85,774	$9,712	$5,893	$6,422,045
Refinance	2,317,957	3,648,559	333,269	6,299,785	4,052,837	5,120,014	63,119	5,030	9,241,000
Total	$7,982,736	$3,719,845	$716,551	$12,419,132	$10,373,503	$5,205,788	$72,831	$10,923	$15,663,045

Funded Volume
Purchase	$5,826,645	$75,358	$321,085	$6,223,088	$6,283,443	$113,787	$1,247	$10,900	$6,409,377
Refinance	2,418,903	3,941,509	294,880	6,655,292	3,737,085	4,857,049	2,170	3,983	8,600,287
Total	$8,245,548	$4,016,867	$615,965	$12,878,380	$10,020,528	$4,970,836	$3,417	$14,883	$15,009,664

Sold Volume
Purchase	$5,964,701	$72,702	$267,516	$6,304,919	$6,343,695	$110,489	$—	$34,456	$6,488,640
Refinance	2,564,891	4,114,100	261,809	6,940,800	3,699,184	4,932,681	—	30,211	8,662,076
Total	$8,529,592	$4,186,802	$529,325	$13,245,719	$10,042,879	$5,043,170	$—	$64,667	$15,150,716
__________

(1)	During the third quarter of 2016 we re-entered the wholesale channel in an effort to expand our customer base.

(2)	We exited the consumer retail channel in January 2016.

(3)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

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
The volatility in the gain on sale of loans spread is attributable to market pricing, which changes with demand, channel mix, and the general level of interest rates. While many factors may affect consumer demand for mortgages, generally, pricing competition on mortgage loans is lower in periods of low or declining interest rates, as consumer demand is greater. This provides opportunities for originators to increase volume and earn wider margins. Conversely, pricing competition increases when interest rates rise as consumer demand lessens. This reduces overall origination volume and may lead originators to reduce margins. The level and direction of interest rates are not the sole determinant of consumer demand for mortgages. Other factors such as secondary market conditions, home prices, credit spreads or legislative activity may impact consumer demand more significantly than interest rates in any given period.
Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Realized gains on sales of loans	$17,619	$88,693	$(71,074)	(80)%	$123,750	$243,560	$(119,810)	(49)%
Change in unrealized gains on loans held for sale	1,067	(5,775)	6,842	(118)%	14,508	8,641	5,867	68%
Gains (losses) on interest rate lock commitments (1)	3,137	3,669	(532)	(14)%	(16,957)	30,683	(47,640)	(155)%
Losses on forward sales commitments (1)	(9,544)	(6,082)	(3,462)	57%	(32,950)	(116,419)	83,469	(72)%
Losses on MBS purchase commitments (1)	(4,034)	(18,301)	14,267	(78)%	(6,252)	(31,574)	25,322	(80)%
Capitalized servicing rights	58,730	53,851	4,879	9%	113,189	158,053	(44,864)	(28)%
Provision for repurchases	(1,846)	(3,221)	1,375	(43)%	(5,644)	(11,658)	6,014	(52)%
Interest income	7,927	10,484	(2,557)	(24)%	28,320	30,372	(2,052)	(7)%
Other	(31)	(33)	2	(6)%	(325)	(33)	(292)	n/m
Net gains on sales of loans	$73,025	$123,285	$(50,260)	(41)%	$217,639	$311,625	$(93,986)	(30)%
__________

(1)
Realized losses on freestanding derivatives were $9.0 million and $40.4 million for the three months ended September 30, 2017 and 2016, respectively, and $12.6 million and $129.8 million for the nine months ended September 30, 2017 and 2016, respectively.

The decrease in net gains on sales of loans for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, was primarily due to an overall lower volume of locked loans. In addition, we experienced a shift in mix from the higher margin consumer channel to the lower margin correspondent and wholesale channels during the nine months ended September 30, 2017 as compared to the same period of 2016. The consumer channel locked volume declined in part due to lower HARP volume in 2017. Other contributors to the decrease in net gains on sales of loans included a market shift away from loan refinance towards home purchase volume, a reduction in direct mail lead generation and a lower servicing rights margin.
The three and nine months ended September 30, 2017 and 2016 included the benefit of higher margins from HARP, which is scheduled to expire on December 31, 2018. HARP is a federal program of the U.S. that helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing occurred in prior periods.

Provided below is a summary of origination economics for all channels (in basis points):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	Amount	%	2017	2016	Amount	%
Gain on sale of loans (1)	221	213	8	4%	175	199	(24)	(12)%
Fee income (2)	23	19	4	21%	19	22	(3)	(14)%
Direct expenses (2)	(139)	(123)	(16)	13%	(122)	(128)	6	(5)%
Direct margin	105	109	(4)	(4)%	72	93	(21)	(23)%
__________

(1)	Calculated on pull-through adjusted lock volume.

(2)	Calculated on funded volume.
The decrease in direct margin for the three months ended September 30, 2017 as compared to the same period of 2016 was due to a higher direct expense margin, partially offset by higher gain on sale of loans and fee income margins. The direct expense margin increased due to higher compensation in the consumer channel due to incentive plan changes and fixed headcount costs, higher advertising expenses due to a shift in strategy towards digital leads and higher interest expense due to higher average interest rates on our warehouse financing facilities. These were partially offset by lower intersegment expense as a result of lower overall retention volume due to our smaller MSR portfolio. The gain on sale of loans margin increased in part due to higher margins in the consumer channel during the third quarter of 2017. Our correspondent and wholesale volume represented 66% of total pull-through adjusted locked volume during each of the three months ended September 30, 2017 and 2016.
The fee income margin increased during the three months ended September 30, 2017 as compared to the same period of 2016 due to an increase in fees charged for correspondent channel loans and an increase in loans funded through the wholesale channel in 2017 due to its re-launch late in 2016.
The decrease in direct margin for the nine months ended September 30, 2017 as compared to the same period of 2016 was due to lower gain on sale of loans and fee income margins, partially offset by a lower direct expense margin. The gain on sale of loans margin decreased in part due to the shift in mix to the lower margin correspondent and wholesale channels. In addition, there were lower margins in the consumer channel due to a lower portion of HARP volume and lower margins in the correspondent channel. Our correspondent and wholesale volume represented 70% of total pull-through adjusted locked volume during the nine months ended September 30, 2017 as compared to 67% during the nine months ended September 30, 2016.
The fee income margin declined during the nine months ended September 30, 2017 as compared to the same period of 2016 primarily related to the consumer channel as loans continued to fund in 2017 under a program in place through December 31, 2016 in which certain fees were waived. The direct expense margin declined primarily due to lower intersegment expense as a result of lower overall retention volume due to our smaller MSR portfolio and higher interest expense due to higher average interest rates.
Other Revenues
Other revenues, which consist primarily of origination fee income and interest on cash equivalents, decreased $7.3 million for the nine months ended September 30, 2017 as compared to the same period of 2016 resulting primarily from $6.6 million in lower origination fee income primarily due to an overall lower volume of funded loans.
Salaries and Benefits
Salaries and benefits expense decreased $6.2 million and $7.7 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due primarily to a $2.7 million and $3.9 million decrease, respectively, in commissions and incentives resulting from lower originations volume, a $1.1 million and $1.8 million reduction, respectively, in severance related to higher 2016 activity, and a $1.0 million and $1.8 million decrease, respectively, in the annual bonus plan. In addition, there was a $1.2 million reduction in overtime for the third quarter of 2017 driven by lower locked and funded volume as well as cost reduction measures.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $4.5 million for the three months ended September 30, 2017 as compared to the same period of 2016 primarily due to decreases of $1.9 million in expense allocations and $1.8 million in legal fees related to the settlement of a legal case in 2016, partially offset by increases of $1.0 million in loan origination expense due to an increase in loan processing and underwriting expenses and higher net appraisal expense in 2017.

General and administrative and allocated indirect expenses decreased $6.4 million for the nine months ended September 30, 2017 as compared to the same period of 2016 primarily due to decreases in $4.0 million in advertising costs resulting from a decrease in mail solicitations attributable to a strategy shift in lead acquisition and in sponsorship costs and gift card campaigns, $2.2 million in legal fees related to the settlement of a legal case in 2016, $2.2 million in document custody and overnight mail costs corresponding to originations volume, $1.6 million due to expense allocations, and $1.2 million in contractor expenses, partially offset by a $4.2 million lower reduction to the representations and warranty reserve, and $4.0 million in higher loan origination expense due to an increase in loan processing and underwriting expenses and higher net appraisal expense in 2017.
Intersegment Retention Expense
Intersegment retention expense relates to fees charged by the Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention expense of $7.1 million and $20.7 million during the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, was due primarily to lower overall retention volume due to our smaller MSR portfolio.
Depreciation and Amortization
Depreciation and amortization decreased $1.7 million and $4.6 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily as a result of certain assets having reached the end of their estimated useful lives at the end of 2016.
Adjusted Earnings and Adjusted EBITDA
Adjusted Earnings decreased $35.7 million and $69.2 million and Adjusted EBITDA decreased $39.8 million and $76.2 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due primarily to lower net gains on sales of loans, partially offset by decreases in intersegment retention expense and salaries and benefits.

Reverse Mortgage
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Net fair value gains on reverse loans and related HMBS obligations	$1,810	$18,627	$(16,817)	(90)%	$24,384	$61,485	$(37,101)	(60)%
Net servicing revenue and fees	6,452	7,155	(703)	(10)%	21,043	21,065	(22)	—%
Other revenues	821	1,241	(420)	(34)%	1,558	4,705	(3,147)	(67)%
Total revenues	9,083	27,023	(17,940)	(66)%	46,985	87,255	(40,270)	(46)%
Salaries and benefits	11,287	17,478	(6,191)	(35)%	37,275	51,876	(14,601)	(28)%
General and administrative and allocated indirect expenses	14,319	19,832	(5,513)	(28)%	36,781	57,794	(21,013)	(36)%
Interest expense	6,431	2,941	3,490	119%	13,110	6,870	6,240	91%
Depreciation and amortization	619	1,917	(1,298)	(68)%	2,538	4,792	(2,254)	(47)%
Intangible assets impairment	—	6,735	(6,735)	(100)%	—	6,735	(6,735)	(100)%
Other expenses, net	1,327	1,143	184	16%	3,980	3,104	876	28%
Total expenses	33,983	50,046	(16,063)	(32)%	93,684	131,171	(37,487)	(29)%
Other losses	—	—	—	—%	—	(1,024)	1,024	(100)%
Loss before income taxes	(24,900)	(23,023)	(1,877)	8%	(46,699)	(44,940)	(1,759)	4%

Adjustments to loss before income taxes
Fair value to cash adjustment for reverse loans	19,480	690	18,790	n/m	34,858	(2,507)	37,365	n/m
Exit costs	112	160	(48)	(30)%	1,404	567	837	148%
Share-based compensation expense	139	157	(18)	(11)%	343	1,080	(737)	(68)%
Intangible assets impairment	—	6,735	(6,735)	(100)%	—	6,735	(6,735)	(100)%
Other	97	1,961	(1,864)	(95)%	271	4,407	(4,136)	(94)%
Total adjustments	19,828	9,703	10,125	104%	36,876	10,282	26,594	259%
Adjusted Loss (1)	(5,072)	(13,320)	8,248	(62)%	(9,823)	(34,658)	24,835	(72)%

EBITDA adjustments
Depreciation and amortization	619	1,917	(1,298)	(68)%	2,538	4,792	(2,254)	(47)%
Amortization of servicing rights	366	432	(66)	(15)%	1,148	1,338	(190)	(14)%
Other	33	32	1	3%	88	86	2	2%
Total adjustments	1,018	2,381	(1,363)	(57)%	3,774	6,216	(2,442)	(39)%
Adjusted EBITDA	$(4,054)	$(10,939)	$6,885	(63)%	$(6,049)	$(28,442)	$22,393	(79)%
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

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the period	56,550	$10,340,727	56,046	$9,818,400
New business added	4,500	895,250	8,789	1,517,807
Other additions (1)	—	587,389	—	588,043
Payoffs and sales	(9,111)	(1,852,099)	(7,144)	(1,508,270)
Balance at end of the period	51,939	$9,971,267	57,691	$10,415,980
__________

(1)	Other additions include additions to the principal balance serviced related to draws on lines-of-credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our reverse loan servicing portfolio (dollars in thousands):

	At September 30, 2017		At December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	51,939	$9,971,267	56,550	$10,340,727
On-balance sheet residential loans and real estate owned	57,214	9,866,946	62,485	10,321,425
Total reverse loan servicing portfolio	109,153	$19,838,213	119,035	$20,662,152
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio, which is calculated as the annual average servicing fee divided by the ending unpaid principal balance, was 0.13% at September 30, 2017 and December 31, 2016.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Interest income on reverse loans	$113,519	$112,838	$681	1%	$340,465	$337,063	$3,402	1%
Interest expense on HMBS related obligations	(99,153)	(102,879)	3,726	(4)%	(302,879)	(309,501)	6,622	(2)%
Net interest income on reverse loans and HMBS related obligations	14,366	9,959	4,407	44%	37,586	27,562	10,024	36%

Change in fair value of reverse loans	(66,121)	(16,699)	(49,422)	296%	(177,886)	55,285	(233,171)	n/m
Change in fair value of HMBS related obligations	53,565	25,367	28,198	111%	164,684	(21,362)	186,046	n/m
Net change in fair value on reverse loans and HMBS related obligations	(12,556)	8,668	(21,224)	(245)%	(13,202)	33,923	(47,125)	(139)%
Net fair value gains on reverse loans and related HMBS obligations	$1,810	$18,627	$(16,817)	(90)%	$24,384	$61,485	$(37,101)	(60)%

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
Net interest income on reverse loans and HMBS related obligations increased $4.4 million and $10.0 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily as a result of a decrease in HMBS related obligations due to an increase in buyouts, partially offset by an increase in nonperforming reverse loans, which generally have lower interest rates than performing loans. If the net interest income were adjusted for interest expense from debt financing on warehouse facilities, the increase would be $0.9 million and $3.8 million for the three and nine months ended September 30, 2017, respectively. The net change in fair value on reverse loans and HMBS related obligations is comprised of cash generated by origination, purchase, and securitization of HECMs as well as non-cash fair value gains or losses. Cash generated by the origination, purchase and securitization of HECMs decreased $2.4 million and $9.8 million during the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to our exit from the reverse mortgage originations business, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value losses increased by $18.8 million for the three months ended September 30, 2017 as compared to the same period of 2016 due primarily to valuation model assumption adjustments related to buyout loans as well as the impact of an increased level of buyout loans and changes in market pricing in the third quarter of 2017. Net non-cash fair value adjustments decreased $37.4 million resulting from fair value losses in the nine months ended September 30, 2017 as compared to fair value gains in the nine months ended September 30, 2016 due primarily to the aforementioned valuation model assumption adjustments for buyout loans and changes in market pricing during the year.
Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rates utilized in the valuation of reverse loans and HMBS related obligations has increased from 28.48% and 27.74%, respectively, at December 31, 2016 to 28.35% and 32.69%, respectively, at September 30, 2017 primarily due to the runoff nature of the portfolio.
Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Funded volume	$90,514	$255,544	$(165,030)	(65)%	$314,206	$640,568	$(326,362)	(51)%
Securitized volume (1)	90,566	245,628	(155,062)	(63)%	345,065	622,013	(276,948)	(45)%
__________

(1)
Securitized volume includes $90.1 million and $101.7 million of tails securitized for the three months ended September 30, 2017 and 2016, respectively, and $266.0 million and $330.6 million of tails securitized for the nine months ended September 30, 2017 and 2016, respectively. Tail draws associated with the HECM IDL product were $52.6 million and $59.5 million for the three months ended September 30, 2017 and 2016, respectively, and $152.1 million and $198.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Funded and securitized volumes decreased for the three and nine months ended September 30, 2017 as compared to the same periods of 2016 primarily due to the decision made by management during December 2016 to exit the reverse mortgage originations business. As of September 30, 2017, there were no reverse loans in the originations pipeline, and we finalized the shutdown of the reverse mortgage originations business. We will continue to fund undrawn tails available to customers. Refer to Note 9 to Consolidated Financial Statements for additional information regarding exit activities.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Servicing fees	$3,228	$3,530	$(302)	(9)%	$9,967	$10,577	$(610)	(6)%
Performance fees	1,873	2,429	(556)	(23)%	6,768	7,123	(355)	(5)%
Ancillary and other fees	1,716	1,627	89	5%	5,455	4,702	753	16%
Servicing revenue and fees	6,817	7,586	(769)	(10)%	22,190	22,402	(212)	(1)%
Amortization of servicing rights	(365)	(431)	66	(15)%	(1,147)	(1,337)	190	(14)%
Net servicing revenue and fees	$6,452	$7,155	$(703)	(10)%	$21,043	$21,065	$(22)	—%
Salaries and Benefits
Salaries and benefits expense decreased $6.2 million and $14.6 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due primarily to lower compensation and benefits, bonuses, commissions and overtime as a result of lower origination volume and lower average headcount resulting from our decision to exit the reverse mortgage originations business. Headcount assigned directly to our Reverse Mortgage segment decreased by approximately 200 full-time employees from 800 at September 30, 2016 to 600 at September 30, 2017.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $5.5 million for the three months ended September 30, 2017 as compared to the same period of 2016 due primarily to $1.4 million of lower advertising costs due to our exit from the reverse mortgage originations business in 2017, and a $1.9 million decrease in contractor fees. In addition, corporate allocations decreased $2.3 million for the three months ended September 30, 2017 as compared to the same period of 2016.
General and administrative and allocated indirect expenses decreased $21.0 million for the nine months ended September 30, 2017 as compared to the same period of 2016 due primarily to decreases of $3.9 million in advertising costs due to our exit from the reverse mortgage originations business in 2017, $3.6 million in curtailment-related accruals, $3.5 million in contractor fees, and $2.3 million in loan portfolio expenses due to loss accruals. In addition, corporate allocations decreased $4.1 million for the nine months ended September 30, 2017 as compared to the same period of 2016.
Interest Expense
Interest expense increased $3.5 million and $6.2 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, due primarily to higher average borrowings on master repurchase agreements, as a result of higher buyout loan levels, and a higher average cost of debt.
Intangible Assets Impairment
We incurred $6.7 million in intangible assets impairment charges during the three and nine months ended September 30, 2016 as a result of an evaluation performed in the third quarter of 2016.
Adjusted Loss and Adjusted EBITDA
Adjusted Loss decreased $8.2 million and $24.8 million and Adjusted EBITDA improved $6.9 million and $22.4 million for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, respectively, primarily due to the decrease in general and administrative expenses and in salaries and benefits as described above.
Other Non-Reportable
Other revenues consist primarily of asset management advisory fees, investment income and other interest income. Other revenues remained relatively flat for the three and nine months ended September 30, 2017 as compared to the same periods of 2016.
Expenses increased for the three and nine months ended September 30, 2017 as compared to the same periods of 2016 as a result of a decrease in corporate allocations out of the other non-reportable segment and higher costs related to our debt restructuring initiative, partially offset by a decrease in salaries and benefits.

Other net fair value gains increased $7.0 million and $8.5 million for the three and nine months ended September 30, 2017, respectively, driven by improved default rate assumptions partially offset by a 32 bps increase in the discount rate of mortgage loans related to Non-Residual Trusts during the third quarter of 2017.
Net gains on extinguishment of debt of $13.7 million and $14.7 million for the three and nine months ended September 30, 2016, respectively, were primarily attributable to the repurchase of a portion of our Convertible Notes with a carrying value of $39.3 million during the third quarter of 2016, which resulted in a gain of $14.5 million, offset in part by a loss on extinguishment related to the 2013 Revolver.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding MSR acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans from securitization pools; funding additional customer borrowings on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicer licensing or financing agreements with third parties. This measure also includes our borrowing capacity available under the 2013 Revolver.
At September 30, 2017, our liquidity was $231.7 million, including cash liquidity of $231.2 million and availability under the 2013 Revolver of $0.5 million. As discussed further in the Corporate Debt section below, at September 30, 2017 the maximum amount we would have been able to borrow on the 2013 Revolver was $20.0 million, of which $0.5 million remained available after reductions for issued letters of credit. At September 30, 2017, we had contractual obligations, subject to certain conditions and adjustments, to utilize approximately $8.2 million of our liquidity to fund servicer and protective advances related to acquisitions of servicing rights.
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
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed previously, will allow us to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, asset acquisitions, cash taxes and all required debt service obligations for the next 12 months. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates, the continued availability of financing, our RSAs and related Restructuring, and other factors discussed below. Our liquidity outlook assumes we are able to maintain, renew, resize or replace our existing mortgage loan servicing advance facilities, mortgage loan master repurchase agreements and reverse loan master repurchase agreements to fund repurchases of HECMs with enough capacity to meet projected needs, and/or are able to implement other financing solutions to meet such needs. As discussed further herein, on November 6, 2017 we entered into the Commitment Letter relating to the DIP Warehouse Facilities. The facilities will be used to fund the purchase and origination of mortgage loans, the repurchases of HECMs and servicing advances related to mortgage loan servicing activities. We continually monitor our cash flows and liquidity in order to be responsive to changing conditions and other factors, including recent adverse pressures on our relationships with certain counterparties and key stakeholders who are critical to our business, which adverse pressures we expect to continue as a result of, among other things, the potential delisting of our common stock from the NYSE, the status of our Restructuring and the terms of the RSAs, including the Prepackaged Plan and the substantial doubt about our ability to continue as a going concern related thereto, and the restatement of certain of our previously issued consolidated financial statements to reflect a correction to the net deferred tax assets balance.
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, liquidity and financing activities. Our business may be adversely impacted by the following factors, among others: failure to maintain sufficient liquidity to operate our servicing and lending businesses due to the inability to maintain or replace our advance financing or warehouse facilities on favorable terms, or at all; failure to comply with covenants contained in our debt agreements or obtain any necessary waivers and/or amendments; and failure to successfully restructure our corporate debt.

We use and rely upon short-term borrowing facilities to fund our servicing, originations and reverse mortgage operating businesses. As a result of continued losses, the need for additional waivers and/or amendments, including those required as a result of or in connection with the restatement and Restructuring discussed in Notes 1 and 10, respectively, to the Consolidated Financial Statements, and the passage of time since we first announced our debt restructuring initiative, certain of our lenders have effected reductions in advance rates and/or have required other changes to the terms of such facilities and certain facilities have not been renewed or have been terminated. This has negatively impacted our available liquidity and capital resources. Each of these facilities is typically subject to renewal each year. Borrowing capacity on the various facilities is dependent upon maintaining compliance with the representations, terms, conditions and covenants of the respective agreements. We may seek waivers or amendments in the future, if necessary. As discussed further herein, on November 6, 2017, we entered into the Commitment Letter with certain existing warehouse lenders to provide financing during the Chapter 11 Case and for one year following the Effective Date. No assurance can be given that we will be successful in maintaining adequate financing capacity with our current or prospective lenders. See Notes 2 and 10 to the Consolidated Financial Statements.
As discussed previously under Company Restructuring, we continue to focus on our Restructuring to seek to improve our capital structure and continue to incur significant expense in connection therewith.
We are subject to various financial and other covenants under our existing debt agreements, many of which contain cross default provisions such that if a default occurs under any one agreement, the lenders under our other debt agreements could declare a default. The lenders can waive their contractual rights in the event of a default. In connection with the financial statement restatement discussed in Note 1 to the Consolidated Financial Statements, the conclusions reached regarding going concern included in Note 2 to the Consolidated Financial Statements, and the Restructuring discussed in Note 3 to the Consolidated Financial Statements, we received waivers and/or amendments under our warehouse and advance financing facilities, the Credit Agreement and the Senior Notes Indenture to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting or arising from the restatement, the going concern matters and the Restructuring discussed herein.
We are not currently in compliance with, and may be unable to regain and/or maintain compliance with, certain continued listing standards of the NYSE. If we are unable to cure any event of noncompliance with any continued listing standard of the NYSE within the applicable timeframe and other parameters set forth by the NYSE, or if we fail to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of our common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, our common stock. If our common stock is delisted from the NYSE, this could also have negative implications on our business relationships under our material agreements with lenders and other counterparties. If our common stock is delisted from the NYSE, it would constitute a fundamental change as that term is defined under the terms of the Convertible Notes, and require, among other things, that we take steps to make an offer to repay the Convertible Notes at 100% of the principal amount thereof. We currently are not permitted to repurchase the Convertible Notes pursuant to the terms of certain of our debt facilities and agreements. If we are delisted and are not able to satisfy this obligation, it would constitute an event of default under the indenture governing the Convertible Notes and result in a cross-default under certain of our other debt agreements. In such event, the trustee or the holders of 25% in aggregate principal amount outstanding of the convertible notes will have the right to accelerate such indebtedness.
Our subsidiaries are parties to seller/servicer agreements with, and/or subject to the guidelines and regulations of (collectively, the seller/servicer obligations), the GSEs and various government agencies, including HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants and other requirements as defined by the applicable agency. To the extent that these seller/servicer obligations are not met, the applicable GSE or government agency may, at its option, take action to implement one or more of a variety of remedies including, without limitation, requiring certain of our subsidiaries to deposit funds as security for one or more of such subsidiaries’ obligations to the GSEs or government agencies, imposing sanctions on one or more of such subsidiaries, which could include monetary fines or penalties, forcing one or more subsidiaries to transfer servicing on all or a portion of the mortgage loans such subsidiary services for the applicable GSE or government agency, and/or suspending or terminating the approved seller/servicer status of one or more subsidiaries, which could prohibit or severely limit the ability of one or more subsidiaries to originate, service and/or securitize mortgage loans for the applicable GSE or agency. To date, none of the GSEs or government agencies with which we and our subsidiaries do business has communicated any material sanction, suspension or prohibition that would materially adversely affect our business; however, the GSEs and certain of such government agencies have required frequent reporting regarding our financial status, including preliminary financial results and the availability to us of financing capacity under our existing borrowing facilities. The GSEs and certain of such government agencies have also requested frequent telephonic updates with our senior management regarding the status of our debt restructuring initiative and other matters. Our subservicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business and liquidity.

As discussed in the Mortgaged-Backed Debt section below, as of September 30, 2017, we were obligated to exercise mandatory clean-up call obligations assumed as part of an agreement to acquire the rights to service the loans in the Non-Residual Trusts. As a result of the Clean-up Call Agreement entered into on October 10, 2017, we will no longer be obligated to exercise and fund such clean-up calls.
As part of our Reverse Mortgage segment, we are obligated to purchase loans out of Ginnie Mae securitization pools under certain circumstances.
We are proactively engaged with our lenders and other counterparties to address the challenges and uncertainties set forth above, and working to regain compliance with NYSE continued listing standards and continuing to engage with key stakeholders. See Note 2 to the Consolidated Financial Statements.
The above factors have been taken into account in assessing our liquidity and ability to meet our obligations for the next twelve months from the date of issuance of the financial statements included in this quarterly report on Form 10-Q. Based on this assessment, management has concluded that while there can be no assurance that our recent and future actions will be successful in mitigating the risks and uncertainties applicable to our business, our current plans provide enough liquidity to meet our obligations over the next twelve months from the date of issuance of the financial statements. However, as set forth in the RSA, the parties thereto have agreed to, among other things, the principal terms of our financial restructuring, which will be implemented through the Prepackaged Plan under Chapter 11 of the Bankruptcy Code. The significant risks and uncertainties related to our Prepackaged Plan raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements have been prepared assuming we will continue as a going concern. We will continue to monitor progress on our initiatives and the impact on our ongoing assessment of going concern in future periods.
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
Servicing Advance Liabilities
Ditech Financial has three servicing advance facilities through several lenders and an Early Advance Reimbursement Agreement with Fannie Mae, which, in each case, are used to fund servicer and protective advances that are its responsibility under certain servicing agreements. The servicing advance facilities and the Early Advance Reimbursement Agreement had an aggregate capacity of $925.0 million at September 30, 2017, of which we had utilized approximately $510.5 million as of such date. The interest rates for the servicing advance facilities and Early Advance Reimbursement Agreement are either fixed or are primarily based on LIBOR plus between 2.45% and 2.50% and have various expiration dates from October 2017 to October 2018. Payments on the amounts due under these agreements are paid from certain proceeds received (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) issuance of new notes or other refinancing transactions. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements. Two of the servicing advance facilities, with total borrowing capacity of approximately $775.0 million at September 30, 2017, are non-recourse to us.

The servicing advance facilities contain customary events of default and covenants, including, in certain transactions, financial covenants. Financial covenants most sensitive to our subsidiaries' operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth and minimum liquidity. Ditech Financial received waivers and/or amendments from each of its lenders to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting from or arising from the restatement, as described in Note 1 to the Consolidated Financial Statements. Additionally, on October 16, 2017, we received a limited waiver under one of the servicing advance facilities required to waive any event of default or similar event arising from certain actions we may take in connection with the Restructuring.
As discussed further herein, on November 6, 2017, we entered into the Commitment Letter with certain existing warehouse lenders to provide us a DIP and exit warehouse facility during the Chapter 11 Case and for one year following the Effective Date. The warehouse facilities will provide that up to $550.0 million will be available to finance advances related to mortgage loan servicing activities, provided that this sub-limit may be increased to $600.0 million in the event that certain pre-petition servicing advance facilities are unavailable to Ditech Financial during the Chapter 11 Case.
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
At September 30, 2017, the GTAAFT Facility consisted of (i) Series 2016-T1 two-year term notes issued September 30, 2016 with an aggregate principal balance of $300.0 million and an expected repayment date of October 15, 2018, and (ii) up to $400.0 million of Series 2014-VF2 variable funding notes with a scheduled repayment date of October 4, 2017. At September 30, 2017, an aggregate principal balance of $359.7 million of notes were outstanding under the GTAAFT facility: $300.0 million principal balance of 2016-T1 term notes; and $59.7 million principal balance of variable funding notes.
On October 4, 2017, we entered into an amendment to the GTAAFT Facility to, among other things, (i) extend the repayment date and revolving period for the variable funding notes from October 4, 2017 to October 3, 2018, (ii) decrease the interest rate margins in respect thereof, as described below, (iii) decrease the maximum permitted principal balance of the variable funding notes from $400 million in the aggregate to $150 million in the aggregate and (iv) provide for a supplemental fee to be paid during the period commencing on October 4, 2017 and ending on the date that the Series 2014-VF2 variable funding notes are paid or redeemed in full.
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
The interest on the variable funding notes is based on one-month LIBOR, (or, in certain circumstances, the higher of (i) the prime rate and (ii) the federal funds rate plus 0.50%) plus a per annum margin ranging from approximately 1.85% to 3.92% at September 30, 2017, or from approximately 1.55% to 3.62%, upon executing an amendment to the GTAAFT Facility on October 4, 2017. The maximum permitted principal balance of the variable funding notes that can be drawn at any given time is dependent upon the amount of eligible collateral owned by the issuer of the notes and may not exceed $400.0 million in the aggregate at September 30, 2017, or $150.0 million as of October 4, 2017. We may repay and redraw the variable funding notes issued for 364-days from and including October 4, 2017, subject to the satisfaction of various funding conditions including the Parent Company not being in default under warehouse, repurchase, credit or other similar agreements relating to indebtedness in certain amounts and there being no breaches or representations, warranties and covenants by us under the GTAAFT transaction agreements. If such 364-day period is not extended, the variable funding notes will become due and payable on October 3, 2018.

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
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest and servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in March 2017 and expires on March 31, 2018. If not renewed in 2018, there will be no additional funding by Fannie Mae of new advances under the agreement. In addition, collections recovered during the 18 months following the expiration of the agreement are to be remitted to Fannie Mae to settle any remaining outstanding balance due under such agreement. Upon expiration of the 18 month period, any remaining balance would become due and payable. At September 30, 2017, we had borrowings of $62.6 million under the Early Advance Reimbursement Agreement, which has a capacity of $100.0 million.
Other Servicing Advance Facilities
Ditech Financial has two additional servicing advance facilities that are used to fund servicer and protective advances that are its responsibility under certain servicing agreements. These servicing advance facilities had an aggregate capacity amount of $125.0 million at September 30, 2017. The interest rates are based on LIBOR plus 2.50% and have various expiration dates from June 2018 to July 2018. One of these servicing advance facilities, with total borrowing capacity of $75.0 million, is non-recourse to us. At September 30, 2017, we had borrowings of $88.2 million under these facilities.

One of Ditech Financial's servicing advance facilities which had an aggregate capacity of $50.0 million, matured on August 25, 2017. Borrowings under this facility were fully repaid on or prior to the maturity date. We do not anticipate that the termination of this facility will have an adverse impact on liquidity.
Mortgage Loan Originations Business
Master Repurchase Agreements
Ditech Financial utilizes master repurchase agreements to fund the origination and purchase of residential loans. These agreements were entered into by Ditech Financial and various warehouse lenders. Our four repurchase agreements had an aggregate capacity of $1.8 billion at September 30, 2017. At September 30, 2017, the interest rates under our repurchase agreements were primarily based on LIBOR plus between 2.10% and 2.38% and have various expiration dates from October 2017 to May 2018. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume; however, there can be no assurance that these facilities will be available to us in the future. At September 30, 2017, $950.0 million of the aggregate capacity has been provided on an uncommitted basis. To the extent uncommitted funds are requested to purchase or originate mortgage loans, the counterparties have no obligation to fulfill such request. All obligations of Ditech Financial under its master repurchase agreements are guaranteed by the Parent Company. We had $672.9 million of short-term borrowings under these master repurchase agreements at September 30, 2017, which included $130.7 million of borrowings utilizing uncommitted funds.
On October 2, 2017, one of the facilities was amended to, among other things, increase the committed capacity and total aggregate capacity by $150.0 million, decrease the advance rate and increase the interest rate spread by 2.50%. Additionally, on October 20, 2017, we received a limited waiver under this facility required to waive any default, event of default, termination event, amortization event or similar event arising from certain actions we may take in connection with the Restructuring.
On October 18, 2017, one of the facilities was amended to, among other things, shift $150.0 million of uncommitted capacity to committed capacity, remove a requirement to maintain an additional warehouse lines at least equal to its aggregate capacity and remove certain requirements limiting the percentage of committed borrowings outstanding on the facility.
On October, 26 2017, a warehouse facility used to fund the origination and purchase of residential loans, which had a total capacity of $500.0 million, and a committed capacity of $250.0 million was terminated. Borrowings under this facility were fully repaid prior to termination.
On October 31, 2017 a warehouse facility used to fund the origination and purchase of residential loans, which had a total capacity of $500.0 million, and a committed capacity of $250.0 million, matured. Borrowings under this facility were fully repaid on or prior to the maturity date.
Subsequent to the October 2017 actions discussed previously, Ditech Financial's two remaining master repurchase agreements had an aggregate capacity of $950.0 million, including $300.0 million provided on an uncommitted basis.
As discussed further herein, on November 6, 2017, we entered into the Commitment Letter with certain existing warehouse lenders to provide us a DIP and exit warehouse facility during the Chapter 11 Case and for one year following the Effective Date. The DIP Warehouse Facilities will provide that during the Chapter 11 Case, up to $750.0 million will be available to fund Ditech Financial’s origination business. Upon the Effective Date of the Prepackaged Plan, the amount available to fund Ditech Financial's origination business under the exit warehouse facility will increase to up to $1.0 billion.
Our ability to utilize our master repurchase facilities from time to time depends, among other things, upon us being able to make representations and warranties as to our solvency, the accuracy of information we have furnished, no material adverse changes having occurred, maintenance of our approved seller/servicer status with GSEs, no notices of adverse actions having been received from GSEs or agencies, the adequacy of our control program, our ability to service loans in accordance with accepted servicing practices and our compliance with applicable laws. All of our master repurchase agreements contain customary events of default and covenants, the most significant of which are (i) events of default triggered by certain insolvency related events with respect to either of Ditech Financial or the Parent Company, and (ii) financial covenants. Such insolvency related events of default are triggered upon, among other things, commencement of any bankruptcy proceeding with respect to either of Ditech Financial or the Parent Company. The DIP Warehouse Facility is expected to provide replacement funding to the extent that such events of default occur in connection with the Restructuring.

Financial covenants that are most sensitive to the operating results of our subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements.
In addition to the waivers and amendments discussed previously, Ditech Financial received waivers and/or amendments required as a result of the restatement of its and our consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 and conclusions reached regarding our ability to continue as a going concern, as described in Note 2 to the Consolidated Financial Statements. Two of the Ditech Financial master repurchase agreements that contain profitability covenants were also amended to allow for a net loss under such covenants for the quarters ending September 30, 2017 and December 31, 2017 as applicable to the terms of each respective agreement. These amendments, among other things, reduced the advance rates on certain facilities.
Ditech Financial was in compliance with the terms of these facilities, including financial covenants, at September 30, 2017.
We are dependent on the ability to secure warehouse facilities on acceptable terms and to either renew or replace existing facilities as needed when they expire. If we fail to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. As discussed previously, we entered into the Commitment Letter with certain existing warehouse lenders to provide warehouse financing during the Chapter 11 Case and for one year following the Effective Date of the Prepackaged Plan. We may seek waivers or amendments in the future, if necessary.
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
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At September 30, 2017, our maximum exposure to repurchases due to potential breaches of representations and warranties was $68.8 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through September 30, 2017 adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales during this period were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of the period	$19,269	$20,263	$22,094	$23,145
Provision for new sales	1,846	3,221	5,644	11,658
Change in estimate of existing reserves (1)	(3,213)	(2,686)	(9,227)	(13,445)
Net realized losses on repurchases	(849)	(198)	(1,458)	(758)
Balance at end of the period	$17,053	$20,600	$17,053	$20,600
__________

(1)
The change in estimate of existing reserves during the three and nine months ended September 30, 2017 primarily relates to portfolio performance, voluntary loan payoffs and paydowns, clean loan reviews, and loans meeting certain age triggers which reduces estimated loss exposure.

Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	For the Three Months Ended September 30, 2017		For the Three Months Ended September 30, 2016
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	31	$6,722	30	$6,996
Repurchases and indemnifications	(1)	(400)	(6)	(1,122)
Claims initiated	52	9,790	33	6,591
Rescinded	(34)	(7,060)	(34)	(7,915)
Balance at end of the period	48	$9,052	23	$4,550

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	29	$5,974	30	$6,225
Repurchases and indemnifications	(21)	(4,538)	(25)	(5,538)
Claims initiated	111	22,055	143	31,316
Rescinded	(71)	(14,439)	(125)	(27,453)
Balance at end of the period	48	$9,052	23	$4,550
The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at September 30, 2017 based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Unpaid Principal Balance
2013	$8,630,472
2014	10,912,798
2015	18,053,495
2016	18,222,026
2017	12,959,215
Total	$68,778,006
Reverse Mortgage Business
Master Repurchase Agreements
Through RMS's warehouse facilities under master repurchase agreements we finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. At September 30, 2017, the two facilities had an aggregate capacity of $750.0 million. At September 30, 2017, the interest rates on the facilities were based on LIBOR or other applicable index plus between 3.25% and 5.63% and have expiration dates of February 2018 and August 2018. These facilities are secured by the underlying assets and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of the particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan repurchases and timing of reimbursement from HUD; however, there can be no assurance that these facilities will be available to us in the future. At September 30, 2017, $250.0 million of the aggregate capacity has been provided on an uncommitted basis, and as such, to the extent these funds are requested, the counterparties have no obligation to fulfill such request. We had $505.4 million of borrowings under these master repurchase agreements at September 30, 2017 relating to repurchases of HECMs and real estate owned, which included $6.2 million of borrowings utilizing uncommitted funds. All obligations of RMS under the master repurchase agreements are guaranteed by the Parent Company.

On September 25, 2017, one of the facilities was amended to, among other things, increase the committed capacity and total aggregate capacity by $150.0 million and increase the interest rate spread by 2.50%. Additionally, on October 20, 2017, we received a limited waiver under this facility required to waive any default, event of default, termination event, amortization event or similar event arising from certain actions we may take in connection with the Restructuring.
As discussed further herein, on November 6, 2017, we entered into the Commitment Letter with certain existing warehouse lenders to provide us a DIP and exit warehouse facility during the Chapter 11 Case and one year following the Effective Date of the Prepackaged Plan. The warehouse facilities will provide that up to $800.0 million be available to RMS for repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools.
All of RMS's master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results of our subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. In addition to the amendment and waiver discussed previously, RMS received waivers and/or amendments required as a result of the restatement of its and our consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 and conclusions reached regarding our ability to continue as a going concern, as described in Note 2 to the Consolidated Financial Statements. These amendments, among other things, reduced the advance rates on certain facilities. RMS was in compliance with the terms of these facilities, including financial covenants, at September 30, 2017.
We are dependent on our ability to secure warehouse facilities on acceptable terms and to either renew or replace existing facilities as needed when they expire. If we fail to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. As discussed previously, we entered into the Commitment Letter with certain existing warehouse lenders to provide warehouse financing during the Chapter 11 Case and one year following the Effective Date of the Prepackaged Plan. We may seek waivers or amendments in the future, if necessary.
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At September 30, 2017, we had $9.1 billion in unpaid principal balance outstanding on the HMBS related obligations. At September 30, 2017, $9.1 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within a short timeframe of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Recent regulatory changes introduced by HUD increased the requirements for completing an assignment to HUD. These new requirements may increase the time interval between when a loan is repurchased and when the assignment claim is filed with HUD, and inability to meet such requirements could preclude assignment. During this period, accruals for interest, HUD-required mortgage insurance payments, and borrower draws may cause the unpaid balance on the loan to increase and ultimately exceed the maximum claim amount. Nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid.

We currently rely upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these Ginnie Mae loans. Given continued growth in the number and amount of our reverse loan repurchases, we may seek additional, or expansion of existing, master repurchase or similar agreements to provide financing capacity for future required loan repurchases. The timing and amount of our obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan.
Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of the period (2)	$625,074	$263,230	$346,983	$191,123
Repurchases and other additions (1)(2)	458,489	169,438	968,494	428,923
Liquidations (2)	(376,545)	(122,018)	(608,459)	(309,396)
Balance at end of the period (2)	$707,018	$310,650	$707,018	$310,650
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.

(2)
The 2016 amounts and the balance at the beginning of the period for the nine months ended September 30, 2017 have been adjusted to conform to the current year presentation, which excludes current month unfunded buyouts from repurchases and other additions and the balance at end of period.

Our repurchases of reverse loans and real estate owned have increased significantly during the nine months ended September 30, 2017 as compared to the same period in 2016. We expect a continued increase to repurchase requirements due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount. At September 30, 2017, we have commitments to repurchase reverse loans and real estate owned of $104.6 million, and we have $244.5 million available under our master repurchase agreements for repurchases of reverse loans and real estate owned. There can be no assurance that we will be able to maintain or expand our borrowing capacity to fund loan repurchases. Refer to Note 5 and Note 14 of the Consolidated Financial Statements for further discussion.
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
As servicer of reverse loans, we are also obligated to fund additional borrowings by customers in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowings by customers was $1.1 billion at September 30, 2017, which includes $1.0 billion in capacity that was available to be drawn by borrowers at September 30, 2017 and $79.3 million in capacity that will become eligible to be drawn by borrowers through the twelve months ending July 1, 2018 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Corporate Debt
As discussed further above under Company Restructuring and in Note 3 to the Consolidated Financial Statements we continue to focus on our Restructuring to seek to improve our capital structure through the restructuring of our corporate debt. Under the contemplated Prepackaged Plan, discussed previously, there would be significant changes to our Corporate Debt.

Term Loans and Revolver
We have a 2013 Term Loan in the original principal amount of $1.5 billion and a $100.0 million 2013 Revolver. Our obligations under the 2013 Secured Credit Facilities are guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on our consolidated balance sheets. The balance outstanding on the 2013 Term Loan was $1.3 billion at September 30, 2017.
In July 2017, we entered into the Third Amendment to the Credit Agreement. The amendment amends the Credit Agreement to make certain changes to the mandatory prepayment provisions and negative covenants thereof and certain technical changes.
The material terms of our 2013 Secured Credit Facilities are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
2013 Term Loan	LIBOR plus 3.75% LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
2013 Revolver	LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018
Under the Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, each quarter we must satisfy both a specified Interest Coverage Ratio and a specified Total Leverage Ratio on a pro forma basis after giving effect to the borrowing. As of September 30, 2017, we would not have satisfied these ratios, and as a result the maximum amount we would have been able to borrow on the 2013 Revolver, was $20.0 million. Additionally, under certain master repurchase agreements, at any time there are obligations outstanding under such agreements, we are prohibited from having more than $20.0 million outstanding under the 2013 Revolver. The $20.0 million available under the 2013 Revolver may be used for the issuance of LOCs in addition to the borrowings of revolving loans. Any amounts outstanding in issued LOCs reduces availability for cash borrowings under the 2013 Revolver. As of September 30, 2017 $0.5 million remains available on the 2013 Revolver and $19.5 million outstanding in issued LOCs.
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
In August 2017, pursuant to the Term Loan RSA and related amendments discussed previously, we made a principal payment of $100.0 million on the 2013 Term Loan, resulting in a loss on extinguishment of $1.0 million, primarily due to the write-off of deferred financing fees. Additionally, in October 2017, we made principal payments on the 2013 Term Loan totaling $65.6 million, which included $37.5 million required under the terms of the Term Loan RSA and related amendments and $28.1 million which represented 80% of the gross proceeds from the sale of certain MSRs as required under the Third Amendment to the Credit Agreement.
Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of Senior Notes, which pay interest semi-annually at an interest rate of 7.875% and mature on December 15, 2021. The balance outstanding on the Senior Notes was $538.7 million at September 30, 2017.

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
Convertible Notes
In October 2012, we closed on a registered underwritten public offering of $290.0 million aggregate principal amount of Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per annum, and mature on November 1, 2019. The balance outstanding on the Convertible Notes was $242.5 million at September 30, 2017.
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
As required by the RSAs, we did not make the $5.5 million interest payment due November 1, 2017 on our Convertible Notes and, as provided for in the indenture governing the Convertible Notes, has entered into the 30-day grace period to make such payment.

Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls, among other obligations, for each of these trusts at their earliest exercisable dates. The total unpaid principal balance of mortgage-backed debt was $839.7 million at September 30, 2017.
At September 30, 2017, mortgage-backed debt was collateralized by $854.6 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. Under the mortgage-backed debt issued by the Non-Residual Trusts, we have certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. During the second and third quarter of 2017, two of the securitization trusts reached their call dates and we exercised the call. We expect the remaining calls to continue through 2019 based upon our current cash flow projections for the Non-Residual Trusts. We made payments for the mandatory clean-up call obligations of $28.4 million during the nine months ended September 30, 2017. At September 30, 2017, the total estimated outstanding balance of the residential loans expected to be called at the respective call dates is $389.2 million.
On October 10, 2017, we entered into a Clean-up Call Agreement with a counterparty. Pursuant to the Clean-up Call Agreement, we paid an inducement fee in the amount of $36.5 million to the counterparty to assume our mandatory obligation to exercise the clean-up calls for the eight remaining securitization trusts. In addition, we agreed to reimburse the counterparty for certain losses with respect to these trusts to the extent that such losses exceed $17.0 million in the aggregate for the eight remaining trusts from July 1, 2017 through each individual call date. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse us for certain outstanding advances we previously made with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts. Following the counterparty's assumption, pursuant to the Clean-up Call Agreement, of our obligations to exercise future clean-up calls, we will no longer be obligated to exercise and fund such clean-up calls.
Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. As a result of the restatement of our consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017, RMS was not in compliance with certain financial covenants required by Ginnie Mae and Fannie Mae as of December 31, 2016. As of September 30, 2017, RMS was in compliance with such financial covenants.
Noncompliance with those requirements for which we have not received a waiver could have a negative impact on us, which could include suspension or termination of the selling and servicing agreements, which would prohibit future origination or securitization of mortgage loans or being an approved seller or servicer for the applicable GSE.
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

Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2017	2016	Variance
Cash flows provided by operating activities:
Net loss adjusted for non-cash operating activities	$(209,637)	$(181,617)	$(28,020)
Changes in assets and liabilities	222,282	248,828	(26,546)
Net cash provided by originations activities (1)	518,772	307,961	210,811
Cash flows provided by operating activities	531,417	375,172	156,245
Cash flows provided by investing activities	1,072,423	294,929	777,494
Cash flows used in financing activities	(1,551,636)	(587,247)	(964,389)
Net increase in cash and cash equivalents	$52,204	$82,854	$(30,650)
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sales and payments.
Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net loss adjusted for non-cash items. Cash provided by operating activities increased $156.2 million during the nine months ended September 30, 2017 as compared to the same period of 2016. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by origination activities resulting from a higher volume of loans sold in relation to loans originated during the first nine months of 2017 as compared to the same period of 2016.
Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Cash provided by investing activities increased $777.5 million during the nine months ended September 30, 2017 as compared to the same period of 2016. Cash provided by principal payments received on reverse loans held for investment, net of purchases and originations, increased $566.8 million primarily as a result of a lower funded volume of reverse loans due to our exit from the reverse mortgage originations business, and higher principal repayments and payments received for loans conveyed to HUD. In addition, we received cash proceeds of $131.1 million from the sale of our insurance business in the first quarter of 2017 and higher cash proceeds of $68.7 million from the sale of servicing rights and real estate owned during the nine months ended September 30, 2017 as compared to the same period of 2016.
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash used in financing activities increased by $964.4 million during the nine months ended September 30, 2017 as compared to the same period of 2016. Cash payments on HMBS related obligations, net of cash generated from the securitization of reverse loans, increased $771.1 million primarily as a result of a lower volume of reverse loan securitizations due to our exit from the reverse mortgage originations business in December 2016 and an increase in the repurchase of certain HECMs and real estate owned from securitization pools. Cash payments on and for the extinguishment and settlement of corporate debt increased $89.8 million driven by a payment made in connection with an amendment to the 2013 Credit Agreement. Net cash borrowings on servicing advance liabilities used to fund advances for our servicing business decreased $67.6 million due to the closing of one facility and net paydowns on other facilities driven by lower advance balances. Net cash borrowings on warehouse borrowings used to fund the origination and purchase of residential loans decreased $46.9 million due to a reduction in the purchase and origination of mortgage loans held for sale, offset in part by an increase in buyouts of reverse loans.

Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, we bear any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 5 and 14 to the Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information regarding these transactions.
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
We held real estate owned, net of $99.9 million, $13.2 million and $1.1 million in the Reverse Mortgage, Servicing and Other non-reportable segments, respectively, at September 30, 2017. We held real estate owned, net of $90.7 million, $12.9 million and $1.0 million in the Reverse Mortgage, Servicing and Other non-reportable segments, respectively, at December 31, 2016.
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

	Moody's	S&P
Corporate / CCR	Caa3	CCC-
Senior Secured Debt	Caa2	CCC-
Senior Unsecured Debt	Ca	C
Outlook	Negative	Negative
Date of Last Action	October 2017	July 2017
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

	Moody's	S&P
Residential Prime Servicer	—	—
Residential Subprime Servicer	SQ3+	Above Average
Residential Special Servicer	—	Above Average
Residential Second/Subordinated Lien Servicer	SQ2-	Above Average
Manufactured Housing Servicer	SQ2-	Above Average
Residential HLTV Servicer	—	—
Residential HELOC Servicer	—	—
Residential Reverse Mortgage Servicer	—	Strong (1)
Outlook	On review	Negative
Date of Last Action	October 2017	May 2017
__________

(1)	S&P last affirmed its rating for RMS as a residential reverse mortgage servicer in October 2017 with a stable outlook.
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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheets. Refer to Notes 5 and 14 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO, which provided financing to us from 2014 to 2016 through the sale of excess servicing spreads and servicing rights. In addition, we performed subservicing for WCO through 2016. Refer to Notes 8 and 16 to the Consolidated Financial Statements for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Included in Note 7 to the Consolidated Financial Statements of our Annual Report on Form 10-K/A for the year ended December 31, 2016 are descriptions of our variable interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of such VIEs.
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

2013 Credit Agreement
Credit agreement entered into on December 19, 2013 among the Company, Credit Suisse AG, as administrative agent and collateral agent, the lenders from time to time party thereto and other parties thereto, as amended and restated on July 31, 2017

2013 Revolver	Senior secured revolving credit facility entered into on December 19, 2013, as amended

2013 Term Loan	Senior secured first lien term loan entered into on December 19, 2013, as amended

2013 Secured Credit Facilities	2013 Term Loan and 2013 Revolver, collectively

2017 Plan	2017 Omnibus Incentive Plan established by the Company on May 17, 2017

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
Adjusted earnings or loss before taxes, a non-GAAP financial measure; refer to Non-GAAP Financial Measures section under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a complete description of this metric, including how management uses this non-GAAP financial measure and some of the important limitations of this non-GAAP financial measure as an analytical tool

Amended and Restated Credit

Agreement
The Amended and Restated Credit Facility Agreement, to be entered into on the Effective Date, by and between the Company, the guarantors named therein, and the term lenders thereto, pursuant to the Prepackaged Plan

Amended and Restated Term

Loan RSA	Amended and Restated Restructuring Support Agreement, dated as of October 20, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders

ARM	Asset Receivables Management reporting unit

Assurant	Assurant, Inc.

Bankruptcy Code	Title 11 of the United States Code

Bankruptcy Court
The United States Bankruptcy Court for the Southern District of New York having jurisdiction over the Chapter 11 Case, and, to the extent of the withdrawal of any reference under 28 U.S.C. § 157, pursuant to 28 U.S.C. § 151, the United States District Court for the Southern District of New York

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

Bulk MSR	Bulk MSR as defined under the 2013 Credit Agreement

CCR	Corporate credit rating

CFPB	Consumer Financial Protection Bureau

Chapter 11 Case	The case under chapter 11 of the Bankruptcy Code expected to be commenced by the Company

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

Clean-up Call Agreement	Clean-up Call Agreement, dated as of October 10, 2017, by and among the Company and Capital One, National Association

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

Commitment Letter	Commitment Letter, dated as of November 6, 2017, by and among Walter Investment Management Corp., RMS, Ditech Financial and the DIP Lenders.

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

Consenting Senior Noteholders	The Senior Noteholders that executed the Senior Noteholder RSA, together with their respective successors and permitted assigns that become party thereto

Consenting Term Lenders	Lenders under the Term Loan that executed the Term Loan RSA, together with their respective successors and permitted assigns that become party thereto

Consolidated Financial Statements	The consolidated financial statements of Walter Investment Management Corp. and its subsidiaries and the notes thereto included in Item 1 of this Form 10-Q

Convertible Notes	4.50% convertible senior subordinated notes due 2019 sold in a registered underwritten public offering on October 23, 2012

Convertible Noteholders	Holders of the Convertible Notes

Credit Agreement Waiver	Waiver to Amended and Restated Credit Agreement, dated as of July 31, 2017, by and among the Company and the lenders listed on the signature page thereto, constituting the Required Lenders

DIP	Debtor-in-possession

DIP Warehouse Facilities
Warehouse facilities governed by agreements with Credit Suisse First Boston Mortgage Capital LLC, as sole structuring agent, lead arranger, co-lender and administrative agent on behalf of Credit Suisse AG, Cayman Islands Branch and Barclays Bank PLC, as co-lender to replace and refinance certain of the master repurchase agreements governing certain warehouse borrowings and certain other financing facilities

Distribution taxes
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

EBITDA	Earnings before interest, taxes, depreciation, and amortization
Early Advance Reimbursement

Agreement	Financing facility between Ditech Financial and Fannie Mae

ECOA	Equal Credit Opportunity Act

Effective Date	Effective date of the Prepackaged Plan

EFTA	Electronic Fund Transfer Act

Excess Cash Flow	Excess Cash Flow as defined under the 2013 Credit Agreement

Exchange Act	Securities Exchange Act of 1934, as amended

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
Loans subject to repurchase from

Ginnie Mae
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

LOC	Letter of Credit

Marix	Marix Servicing, LLC

Management Incentive Plan	The post-Effective Date management incentive plan for certain members of the Company’s management expected to be adopted by the board of directors of the Reorganized Company post-Effective Date
Mandatorily Convertible Preferred

Stock
Mandatorily convertible preferred stock contemplated to be issued by the Company on the Effective Date that is convertible into 73% of the total number of issued and outstanding shares of New Common Stock as of the Effective Date subject to dilution by shares of New Common Stock issued or issuable pursuant to the Management Incentive Plan and by shares of New Common Stock issued after the Effective Date, including shares of New Common Stock issuable pursuant to the Warrants (if issued)

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

Moody's	Moody's Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

N/A	Not applicable

Net realizable value	Fair value less cost to sell

New Common Stock	Common stock contemplated to be issued by the Company on the Effective Date

New Second Lien Notes	Secured second lien notes contemplated to be issued by the Company on the Effective Date

n/m	Not meaningful

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NRM	New Residential Mortgage LLC, a wholly owned subsidiary of New Residential Investment Corp., a Delaware Corporation

NYSE	New York Stock Exchange

OTS	Office of Thrift Supervision

Parent Company	Walter Investment Management Corp.

Prepackaged Plan	Proposed prepackaged plan of reorganization of Walter Investment Management Corp. under Chapter 11 of the Bankruptcy Code

REO	Real estate owned

Reorganized Company	Company’s successor following the Effective Date and its direct and indirect subsidiaries.

Requisite Senior Noteholders	Consenting Senior Noteholders holding at least a majority in aggregate principal amount outstanding of the Senior Notes held by the Consenting Senior Noteholders as of such date

Residential loans
Residential mortgage loans, including traditional mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

RESPA	Real Estate Settlement Procedures Act

Restructuring	Proposed financial restructuring of the Company

Reverse loans	Reverse mortgage loans, including HECMs

Revolving Credit Facility	The revolving loan commitments of lenders to the 2013 Credit Agreement and the extensions of credit made thereunder

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

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

RSAs	Senior Noteholder RSA and Term Loan RSA, collectively

RSUs	Restricted Stock Units

SEC	U.S. Securities and Exchange Commission

Section 382	Section 382 of the Internal Revenue Code

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Noteholders	Holders of the Senior Notes

Senior Noteholder RSA	Restructuring Support Agreement, dated as of October 20, 2017, by and among Walter Investment Management Corp. and the Consenting Senior Noteholders

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated as of December 17, 2013 among the Company, the guarantors and Wilmington Savings Fund Society, FSB, as successor trustee

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

Tails	Participations in previously securitized HECMs created by additions to principal for borrower draws on lines of credit, interest, servicing fees, and mortgage insurance premiums

TBAs	To-be-announced securities

TCPA	Telephone Consumer Protection Act

Term Lenders	Lenders with term loan commitments or outstanding term loans under the 2013 Credit Agreement

Term Loans	Loans and commitments held under the 2013 Credit Agreement

Term Loan RSA	Restructuring Support Agreement, dated as of July 31, 2017, by and among Walter Investment Management Corp. and the lenders party thereto

TILA	Truth in Lending Act

Total Leverage Ratio	Total Leverage Ratio as defined under the 2013 Credit Agreement

Total Net Leverage Ratio	Total Net Leverage Ratio as defined under the 2013 Credit Agreement

UPB	Unpaid principal balance

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

USDA	United States Department of Agriculture

VA	United States Department of Veteran Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.
Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015 and amended and restated on March 31, 2016

Warehouse borrowings	Borrowings under master repurchase agreements

Warrants	Series A warrants and Series B warrants contemplated to be issued pursuant to the Prepackaged Plan, each exercisable into one share of New Common Stock, expiring December 31, 2027

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following tables summarize the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	September 30, 2017
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(146,350)	$(61,527)	$46,965	$85,346
Net change in fair value - Servicing segment	$(146,350)	$(61,527)	$46,965	$85,346

Originations segment
Residential loans held for sale	$11,124	$6,265	$(7,748)	$(16,767)
Freestanding derivatives (1)	(14,778)	(8,021)	8,553	18,112
Net change in fair value - Originations segment	$(3,654)	$(1,756)	$805	$1,345

Reverse Mortgage segment
Reverse loans	$106,362	$52,825	$(52,124)	$(103,561)
HMBS related obligations	(94,441)	(46,940)	46,388	92,232
Net change in fair value - Reverse Mortgage segment	$11,921	$5,885	$(5,736)	$(11,329)

	December 31, 2016
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(115,168)	$(51,147)	$41,295	$76,804
Net change in fair value - Servicing segment	$(115,168)	$(51,147)	$41,295	$76,804

Originations segment
Residential loans held for sale	$21,851	$12,410	$(14,099)	$(29,869)
Freestanding derivatives (1)	(28,898)	(15,606)	14,949	30,292
Net change in fair value - Originations segment	$(7,047)	$(3,196)	$850	$423

Reverse Mortgage segment
Reverse loans	$110,485	$54,754	$(53,822)	$(106,714)
HMBS related obligations	(90,327)	(44,867)	44,287	87,983
Net change in fair value - Reverse Mortgage segment	$20,158	$9,887	$(9,535)	$(18,731)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used September 30, 2017 and December 31, 2016 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor can have an effect on other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. We do not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights, but we may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The sensitivity of servicing rights carried at fair value to interest rate changes has increased at September 30, 2017 as compared to December 31, 2016 due primarily to a lower interest rate environment in combination with a higher weighted-average mortgage rates. In addition, changes to the composition of the portfolio and to fair value model assumptions also impact the sensitivity of servicing rights.

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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2017.
The Company previously identified material weaknesses in internal control over financial reporting that were described in Management’s Report on Internal Control Over Financial Reporting which were included in the Company’s Form 10-K/A for the year ended December 31, 2016 together with various corrective actions that are being undertaken in order to remediate the material weaknesses. However, because certain of these remedial actions are not yet complete and/or have not yet been tested, the Company has not been able to conclude that these material weaknesses have been remediated. Therefore, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts outlined below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting
During the fourth quarter of 2016, the Company began placing new leadership throughout Ditech Financial to strengthen operations and improve oversight of controls and processes throughout the business. During 2017, Management’s emphasis has been to design and implement certain remediation measures to address the material weaknesses and enhance the Company’s internal control over financial reporting. Management, with the oversight of our Audit Committee, is taking the following actions to improve the design and operating effectiveness of our internal control over financial reporting in order to remediate the material weaknesses, for Ditech Financial operational processes and over the deferred tax asset valuation allowance, respectively:
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
Deferred tax asset valuation allowance:

•
Management has designed and evaluated the key control over the review of the calculation of the deferred tax asset valuation allowances in accordance with GAAP. Management will continue to test the control throughout year end to ensure full remediation.

•
Third-party tax advisors were utilized during the quarter ended September 30, 2017 to supplement its current tax professionals with the requisite expertise in accounting for deferred tax asset valuation allowances over the quarterly income tax calculations that are used to determine the deferred tax asset valuation. Management will continue to utilize the third-party advisors in future periods.

Management is in process of implementing the remediation measures outlined above, relating to default servicing and deferred tax asset valuation allowance, respectively, with an expected completion date of no later than December 31, 2017. Management believes the remediation measures will strengthen the Company's internal control over financial reporting and remediate the material weaknesses identified. Management utilized third-party tax advisors for the three and nine months ended September 30, 2017 and expects to continue to utilize these third-party tax advisors in subsequent filing periods as needed. If management is unsuccessful in fully implementing the new controls to address the material weaknesses and to strengthen the overall internal control environment, our financial condition and results of operations may result in inaccurate and untimely reporting. Management will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that management deems appropriate given the circumstances.

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
A federal securities fraud complaint was filed against the Company, George M. Awad, Denmar J. Dixon, Anthony N. Renzi, and Gary L. Tillett on March 16, 2017. The case, captioned Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-02025-JCJ, is pending in the Eastern District of Pennsylvania. The court has appointed a lead plaintiff in the action who filed an amended complaint on September 15, 2017. The amended complaint seeks monetary damages and asserts claims under Sections 10(b) and 20(a) of the Exchange Act. The amended complaint alleges that (i) defendants made material misstatements about the value of our deferred tax assets; (ii) the material misstatement about the value of our deferred tax assets required us to restate certain financials in our quarterly reports on Form 10-Q for the periods ended June 30, 2016, September 30, 2016 and March 30, 2017 and our annual report on Form 10-K for the year ended December 31, 2016, and caused us to violate the financial covenants and obligations in agreements with our lenders and GSEs; and (iii) defendants made material misstatements concerning our initiatives to deleverage our capital structure. The defendants intend to move to dismiss the amended complaint. The court has entered a briefing schedule governing any motion to dismiss, which provides for briefing to be completed by January 29, 2018. On November 3, 2017, the lead plaintiff voluntarily dismissed defendant Denmar J. Dixon from the action.
A stockholder derivative complaint purporting to assert claims on behalf of the Company was filed against the current members of our Board of Directors on June 22, 2017. The case, captioned Michael E. Vacek, Jr., et al. vs. George M. Awad, et al., Case No. 2:17-cv-02820-JCJ, is pending in the Eastern District of Pennsylvania. Plaintiff filed an amended complaint in the action on September 13, 2017. The amended complaint seeks monetary damages for us and equitable relief and asserts a claim for breach of fiduciary duty arising out of: (i) a material weakness in our internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities, including identifying foreclosure tax liens and resolving such liens efficiently, foreclosure related advances, and the processing and oversight of loans in bankruptcy status, which resulted in several adjustments to reserves during the fourth quarter of 2016; (ii) an accounting error that caused us to overstate the value of our deferred tax assets; and (iii) subpoenas seeking documents relating to RMS’s origination and underwriting of reverse mortgages and loans. We and the defendants moved to dismiss the amended complaint on October 5, 2017. The court has entered a briefing schedule which provides for briefing to be completed on December 1, 2017.
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
For a description of certain legal proceedings, please see Note 14 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
You should carefully review and consider the risks and uncertainties described under the caption "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2016, our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, which are risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity and results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic reports constitute forward-looking information, the risk factors set forth in such periodic reports are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
Risks Related to our Restructuring
The RSAs are subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the RSAs are terminated, our ability to confirm and consummate the Prepackaged Plan, and our ability to consummate any restructuring of our debt, could be materially and adversely affected.
The RSAs set forth certain conditions we must satisfy, including the timely satisfaction of conditions and milestones to consummate the restructuring. Our ability to timely satisfy such conditions and milestones is subject to risks and uncertainties that, in certain instances, are beyond our control. The RSAs give the Consenting Term Lenders and Consenting Senior Noteholders the ability to terminate the RSAs, as applicable, under certain circumstances, including the failure of certain conditions or milestones being satisfied. Should the RSAs be terminated, all obligations of the parties to the RSAs will terminate (except as expressly provided in the applicable RSA). A termination of the RSAs may result in the loss of support for the Prepackaged Plan, which could adversely affect our ability to confirm and consummate the Prepackaged Plan, and our ability to effect a restructuring in the future. If the Prepackaged Plan is not consummated, there can be no assurance that any new plan would be as favorable to holders of claims or interests as the Prepackaged Plan, and our Chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with GSEs, regulators, government agencies, vendors, suppliers, employees and major customers.
There can be no assurance that every solicited class of claims will vote to accept the Prepackaged Plan.
There can be no assurance that the Prepackaged Plan will receive the necessary level of support to be implemented or will be approved by the Bankruptcy Court. The success of the Restructuring will depend on the willingness of existing creditors to agree to the exchange or modification of their claims and approval by the Bankruptcy Court, and there can be no guarantee of success with respect to those matters. The claims in the following classes are impaired under the Prepackaged Plan and entitled to vote to accept or reject the Prepackaged Plan: Term Lenders, Senior Noteholders and Convertible Noteholders. The Bankruptcy Code defines “acceptance” of a plan by a class of: (i) claims as acceptance by creditors in that class that hold at least two-thirds (2/3) in dollar amount and more than one-half (1/2) in number of the claims that cast ballots for acceptance or rejection of the plan; and (ii) interests as acceptance by interest holders in that class that hold at least two-thirds (2/3) in dollar amount of the interests that cast ballots for acceptance or rejection of the plan. Although certain Term Lenders and Senior Note holders are bound to vote for the Prepackaged Plan, if the applicable RSA is terminated they will not be so bound. The Company has not entered into a restructuring support agreement with the Convertible Noteholders and there can be no assurance that they will vote to accept the Prepackaged Plan.
We may receive objections to the terms of the transactions contemplated by the RSAs, including official objections to confirmation of the Prepackaged Plan from the various stakeholders in the Chapter 11 Case, including any official committees appointed. We cannot predict the impact that any objection or third party motion may have on a Bankruptcy Court’s decision to confirm the Prepackaged Plan or our ability to complete an in-court restructuring as contemplated by the RSAs or otherwise. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.
If we do not receive sufficient support from creditors for the Prepackaged Plan, or if the Prepackaged Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims and interests. Once commenced, there can be no assurance as to whether we will successfully reorganize and emerge from Chapter 11 or, if we do successfully reorganize, as to when we would emerge from Chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the Chapter 11 Case may be converted to a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

In the event we receive sufficient support from creditors for our Prepackaged Plan and we file for relief under the Bankruptcy Code, we will be subject to the risks and uncertainties associated with Chapter 11 proceedings.
In the event we receive sufficient support from solicited claims for our Prepackaged Plan and we file for relief under the Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate the Prepackaged Plan or another plan of reorganization with respect to the Chapter 11 proceedings; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our originations and servicing operations in the ordinary course; our ability to maintain our relationships with our lenders, counterparties, employees and other third parties; our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to Chapter 7 proceedings; the ability, if exercised, to extend the automatic stay pursuant to section 105 of the Bankruptcy Code to the guarantors of our obligations under the 2013 Credit Agreement and Senior Notes Indenture, including Ditech Financial and RMS, without such guarantors also filing for Chapter 11 and the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our operational and strategic plans.
Delays in our Chapter 11 proceedings increase the risks of our being unable to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process. If the Prepackaged Plan is not confirmed, Ditech Financial and RMS may commence their own Chapter 11 cases, which, in effect, could cause severe operational disruption for the Company as well as result in the Company incurring further expenses and fees that would otherwise have been allocated to creditors. Ditech Financial and RMS generate the majority of the revenue for the Company. A Chapter 11 case for either of Ditech Financial and RMS could affect the ability of the Company to comply with the RSAs. Additionally, if the Company is unable to get an extension of the automatic stay to the guarantors of our obligations under the 2013 Credit Agreement and Senior Notes Indenture, the threat of a lender taking action against such guarantors would adversely affect the reorganization and deleveraging of the Company. Overall, if Ditech Financial and RMS were to file Chapter 11 cases, there could be significant diminution of value to the enterprise and risk the restructuring could not be achieved
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our lenders, counterparties, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 proceedings that may be inconsistent with our plans.
The Consolidated Financial Statements included herein contain disclosures that express substantial doubt about our ability to continue as a going concern due to the significant risks and uncertainties related to our Prepackaged Plan.
As set forth in the RSAs, the parties thereto have agreed to, among other things, the principal terms of a proposed financial restructuring of the Company, which will be implemented through a Prepackaged Plan. The significant risks and uncertainties related to the Company’s Prepackaged Plan raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, and management has concluded that while there can be no assurance that the Company’s recent and future actions will be successful in mitigating the various risks and uncertainties to which the Company is currently subject, the Company’s current plans provide enough liquidity to meet its obligations over the next twelve months from the date of issuance of the Consolidated Financial Statements. The Company will continue to monitor progress on its debt restructuring initiatives and the impact on its ongoing assessment of going concern in future periods.
The pursuit of the Restructuring will consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations.
It is impossible to predict with certainty the amount of time and resources necessary to successfully implement the Restructuring. Compliance with the terms of the RSAs and the Prepackaged Plan will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proposed transactions. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations.

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
Trading in our securities is highly speculative and poses substantial risks.
Under the Prepackaged Plan, the holders of our Senior Notes will receive secured second lien notes and Mandatorily Convertible Preferred Stock, and holders of our Convertible Notes (to the extent their class votes to accept the Prepackage Plan) and existing common stock will receive New Common Stock and Warrants following effectiveness of the Prepackaged Plan as described in Note 3 to the Consolidated Financial Statements. Such interest in New Common Stock will be diluted by the common stock issuable pursuant to the Mandatorily Convertible Preferred Stock, Warrants and the Management Incentive Plan contemplated in the Prepackaged Plan.
If we are unable to effectuate a satisfactory debt restructuring transaction this could have a material adverse effect on the Company.
If the Prepackaged Plan is not approved and the Company is unable to effectuate a satisfactory debt restructuring transaction, the adverse pressures the Company has recently experienced are expected to continue and potentially intensify, and could have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition including with respect to its:

•	relationships with counterparties and key stakeholders who are critical to its business;

•	ability to access the capital markets;

•	ability to execute on its operational and strategic goals;

•	ability to recruit and/or retain key personnel; and

•	business, prospects, results of operations and liquidity generally.
Even if the restructuring is consummated, we may not be able to achieve our stated goals and continue as a going concern.
Even if the debt restructuring is consummated, we will continue to face a number of risks, including our ability to reduce expenses, return our servicing and originations businesses to sustained profitability, implement our strategic initiatives, including those related to our “core” and “non-core” framework, and generally maintain favorable relationships with and secure the confidence of our counterparties. Accordingly, we cannot guarantee that the proposed financial restructuring will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.
Upon emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.
The Prepackaged Plan contemplates that our capital structure will be significantly altered. Under fresh-start reporting rules that may apply to us upon the Effective Date of the Prepackaged Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be reset to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
The composition of our Board of Directors is expected to change significantly upon emergence from Chapter 11.
The Prepackaged Plan contemplates that the composition of our Board of Directors will change significantly. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.
Our businesses could suffer from a long and protracted restructuring.
Our future results are dependent upon the successful confirmation and implementation of the Prepackaged Plan. Failure to obtain confirmation of a Chapter 11 plan or approval and consummation of an alternative restructuring transaction in a timely manner may harm our ability to obtain financing to fund our operations, and may have a material adverse effect on our business, financial condition, results of operations and liquidity.

For as long as the Chapter 11 proceeding continues, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceeding. The DIP Warehouse Facilities are intended to provide liquidity to our operating subsidiaries during the pendency of the Chapter 11 proceedings. If we are unable to obtain the necessary waivers and/or amendments or timely Bankruptcy Court approval for this or alternative financing during the pendency of the Chapter 11 proceeding, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, our outstanding securities could become further devalued or become worthless.
There can be no assurance that we will successfully reorganize and emerge from the Chapter 11 proceeding or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceeding.
Even after a Chapter 11 plan is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, suppliers and other counterparties to do business with a company that recently emerged from bankruptcy proceedings.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
We may be subject to claims that will not be discharged in the Chapter 11 proceeding, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
The Prepackaged Plan and any other plan of reorganization that we may implement will be based in large part upon assumptions, projections and analyses developed by us. If these assumptions, projections and analyses prove to be incorrect in any material respect, the Prepackaged Plan may not be successfully implemented.
The Prepackaged Plan or any other plan of reorganization that we may implement will have been based in important part on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we have considered appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iii) our ability to retain key employees; and (iv) the overall strength and stability of general economic conditions of the mortgage servicing and originations industry. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

Risks Related to our Business
If we fail to regain and maintain compliance with the continued listing standards of the NYSE, it may result in the delisting of our common stock from the NYSE and have other negative implications under our material agreements with lenders and counterparties.
Our common shares are currently listed for trading on the NYSE, and the continued listing of our common stock on the NYSE is subject to our compliance with a number of listing standards. To maintain compliance with these continued listing standards, the Company is required, among other things, to maintain an average closing price per share of $1.00 or more over a consecutive 30 trading-day period. On July 13, 2017, we received written notification from the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a consecutive 30 trading-day period as of July 10, 2017, and, as a result, the average closing price per share of our common stock was below the minimum average closing price required to maintain listing on the NYSE. We have notified the NYSE of our intent to cure this noncompliance and are considering various options we may take in an effort to cure this deficiency and regain compliance. Additionally, on August 11, 2017, we received written notification from the NYSE that we are considered to be below compliance with another NYSE continued listing standard because the Company's average global market capitalization over a consecutive 30 trading-day period has fallen below $50.0 million at the same time our stockholders' equity is less than $50.0 million. We are also working with the NYSE to continue the listing of our common stock and to avoid delisting due to our plan to restructure our indebtedness under Chapter 11.
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
Upon filing the Prepackaged Plan, the NYSE will have broad discretion to suspend trading in the Company’s shares and commence de-listing proceedings. There can be no assurance as to whether or not the shares will be delisted upon or after filing of the Plan or whether the New Common Stock will be listed upon or after the Effective Date of the Plan. The Company has agreed to use its reasonable best efforts to list both Mandatorily Convertible Preferred Stock and New Common Stock on a national recognized exchange as soon as practicable, subject to meeting the applicable listing requirements following the Effective Date. However, there can be no assurance as to when or whether any such listing will occur.

Risks Related to Our Organization and Structure
Our deferred tax assets may be impaired if we have a significant change in our stockholder base and this could inhibit certain acquisitions of our stock.
We, and certain of our subsidiaries, have deferred tax assets, including a significant amount of tax loss carryforwards and unrealized tax losses for U.S. federal income tax purposes that may potentially provide valuable tax benefits to the Company. In the event that an "ownership change" occurs for purposes of Section 382, our ability to use pre-ownership change losses to offset future taxable income could be significantly limited, which could have a material adverse effect on our financial results, liquidity, market value and the Prepackaged Plan. In general, an ownership change occurs if there is a change in ownership of more than 50% during any cumulative three-year period. Under Section 382, ownership changes are generally determined by reference to the shares acquired and disposed of by stockholders deemed to own 5% or more of our common stock. Whether an ownership change occurs by reason of trading in our stock or otherwise is largely outside our control. The determination of whether an ownership change has occurred is complex. Based on our recent analysis, we estimate that our owner shift during the applicable look back period under Section 382 was approximately 18% at June 30, 2017. However, we note that this is based on imperfect information and that we continue to refine our analysis; thus, we cannot provide any assurance that our owner shift estimate is accurate. No assurance can be given that we have not experienced an ownership change. In addition, the possibility of triggering an ownership change may inhibit a party from acquiring our shares or making a proposal to acquire our shares. We anticipate that, in connection with the implementation of the Prepackaged Plan, our deferred tax assets will be reduced; nevertheless, we expect to have significant deferred tax assets remaining.  Also, although we expect that the Prepackaged Plan will result in an ownership change of the Company, special rules apply with respect to an ownership change that occurs pursuant to a confirmed Chapter 11 plan that somewhat, or potentially significantly, alleviate the limitations that would ordinarily apply to an ownership change.  These special rules apply only in the context of a bankruptcy and would not impact any existing limitation from an ownership change prior to the effective date of the Prepackaged Plan.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 9, 2017, the Company and Computershare entered into Amendment No. 1 to the Rights Agreement to extend the term of the Rights Agreement by one year, from November 11, 2017 to November 11, 2018.
The Rights Agreement previously defined the Final Expiration Date as the earliest to occur of (i) the close of business on November 11, 2017, (ii) the repeal of Section 382 or any successor statute if the Board of Directors determines that the Rights Agreement is no longer necessary for the preservation of Tax Benefits (as defined in the Rights Agreement) or (iii) the beginning of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward.
The amendment extends the first prong of the definition of Final Expiration Date by one year, from November 11, 2017 to November 11, 2018, and amends paragraph eight of the Form of Summary Rights, attached as Exhibit C to the Rights Agreement, so that references to November 11, 2017 are replaced with November 11, 2018.
ITEM 6. EXHIBITS
The Index to Exhibits is incorporated by reference herein.

INDEX TO EXHIBITS

Exhibit No.	Note	Description

4.1
Agreement of Resignation, Appointment and Acceptance, dated as of July 14, 2017 by and among Walter Investment Management Corp., Wilmington Savings Fund Society, FSB and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2017).

4.2
Amendment No. 1, dated as of November 9, 2017, to the Amended and Restated Section 382 Rights Agreement, dated as of November 11, 2016, between Walter Investment Management Corp. and Computershare Trust Company, N.A., as Rights Agent (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 9, 2017).

10.1.1
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

10.1.2
Amendment No. 3 to the Credit Agreement, dated July 31, 2017, to that certain Amended and Restated Credit Agreement, dated as of December 19, 2013, by and among the Company, as the borrower, Credit Suisse AG, as administrative agent, and the lenders party thereto (Incorporated herein by reference to Exhibit 10.7.2 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2017).

10.1.3
Consent of Beneficial Owners of Notes to Waiver of Default and Forbearance, dated July 31, 2017 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 1, 2017).

10.2.1
Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 8, 2017, among Reverse Mortgage Solutions, Inc., RMS REO BRC, LLC, Walter Investment Management Corp. and Barclays Bank PLC (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2017).

10.2.2	(1)
Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of September 25, 2017, among Reverse Mortgage Solutions, Inc., RMS REO BRC, LLC, Walter Investment Management Corp. and Barclays Bank PLC.

10.2.3
Limited Waiver with respect to Amended and Restated Master Repurchase Agreement, dated as of July 7, 2017, among Reverse Mortgage Solutions, Inc., RMS REO BRC, LLC, Walter Investment Management Corp. and Barclays Bank PLC (Incorporated herein by reference to Exhibit 10.3.5 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2017).

10.2.4
Limited Waiver with respect to Amended and Restated Master Repurchase Agreement, dated as of July 21, 2017, among Reverse Mortgage Solutions, Inc., RMS REO BRC, LLC, Walter Investment Management Corp. and Barclays Bank PLC (Incorporated herein by reference to Exhibit 10.3.6 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2017).

10.3.1
Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 8, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC and Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 11, 2017).

10.3.2
Limited Waiver with respect to Amended and Restated Master Repurchase Agreements, dated as of July 7, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC and Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.4.3 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2017).

10.3.3
Limited Waiver with respect to Amended and Restated Master Repurchase Agreements, dated as of July 21, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC and Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.4.4 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2017).

10.4.1
Limited Waiver with respect to Amended and Restated Receivables Loan Agreement, dated as of July 7, 2017, among Green Tree Advance Receivables II LLC, Ditech Financial LLC, Walter Investment Management Corp., and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 10.5.3 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2017).

10.4.2
Limited Waiver with respect to Amended and Restated Receivables Loan Agreement, dated as of July 21, 2017, among Green Tree Advance Receivables II LLC, Ditech Financial LLC, Walter Investment Management Corp., and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 10.5.4 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2017).

10.5.1	(1)
Amended and Restated Master Repurchase Agreement, dated November 18, 2016, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC and Walter Investment Management Corp.

Exhibit No.	Note	Description
10.5.2	(1)
Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated February 21, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC and Walter Investment Management Corp.

10.5.3	(1)
Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated August 8, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC and Walter Investment Management Corp.

10.5.4	(1)
Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated October 18, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC and Walter Investment Management Corp.

10.6.1	(1)
Amended and Restated Master Repurchase Agreement, dated as of April 23, 2015, among Sutton Funding LLC, as a purchaser, Barclays Bank PLC, as a purchaser and agent, Green Tree Servicing LLC, as a seller, and Ditech Mortgage Corp., as a seller.

10.6.2	(1)
Omnibus Amendment and Approval of Merger, dated as of August 28, 2015, among Sutton Funding LLC, as a purchaser, Barclays Bank PLC, as a purchaser and agent, Green Tree Servicing LLC, as a seller, and Ditech Mortgage Corp., as a seller.

10.6.3	(1)
Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of April 21, 2016, among Sutton Funding LLC, as a purchaser, Barclays Bank PLC, as a purchaser and agent, Green Tree Servicing LLC, as a seller, and Ditech Mortgage Corp., as a seller.

10.6.4	(1)
Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of May 23, 2016, among Sutton Funding LLC, as a purchaser, Barclays Bank PLC, as a purchaser and agent, Green Tree Servicing LLC, as a seller, and Ditech Mortgage Corp., as a seller.

10.6.5	(1)
Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of February 27, 2017, among Sutton Funding LLC, as a purchaser, Barclays Bank PLC, as a purchaser and agent, Green Tree Servicing LLC, as a seller, and Ditech Mortgage Corp., as a seller.

10.6.6	(1)
Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2017, among Sutton Funding LLC, as a purchaser, Barclays Bank PLC, as a purchaser and agent, Green Tree Servicing LLC, as a seller, and Ditech Mortgage Corp., as a seller.

10.6.7	(1)
Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of July 21, 2017, among Sutton Funding LLC, as a purchaser, Barclays Bank PLC, as a purchaser and agent, Green Tree Servicing LLC, as a seller, and Ditech Mortgage Corp., as a seller.

10.6.8	(1)
Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of August 8, 2017, among Sutton Funding LLC, as a purchaser, Barclays Bank PLC, as a purchaser and agent, Green Tree Servicing LLC, as a seller, and Ditech Mortgage Corp., as a seller.

10.6.9	(1)
Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of October 2, 2017, among Sutton Funding LLC, as a purchaser, Barclays Bank PLC, as a purchaser and agent, Green Tree Servicing LLC, as a seller, and Ditech Mortgage Corp., as a seller.

10.7.1
Restructuring Support Agreement, dated as of July 31, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 1, 2017).

10.7.2
First Amendment to Restructuring Support Agreement, dated as of August 2, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.6.2 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2017).

10.7.3
Second Amendment to Restructuring Support Agreement, dated as of August 22, 2017, by and among Walter Investment Management Corp. and the Requisite Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 28, 2017).

10.7.4
Third Amendment to Restructuring Support Agreement, dated as of August 31, 2017, by and among Walter Investment Management Corp. and the Requisite Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 5, 2017).

10.7.5
Amended and Restated Restructuring Support Agreement, dated as of October 20, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2017).

10.8
Restructuring Support Agreement, dated as of October 20, 2017, by and among Walter Investment Management Corp. and the Consenting Senior Noteholders (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2017).

10.9	(1)	Commitment Letter, dated as of September 13, 2017, by and among Walter Investment Management Corp. and Barclays Bank PLC.

10.10	(1)*	Form of 2017 Non-Employee Director Restricted Stock Unit Award Agreement under the Walter Investment Management Corp. 2017 Omnibus Incentive Plan.

Exhibit No.	Note	Description
10.11.1	(1)*	Key Employee Retention Plan Letter Agreement by and between Walter Investment Management Corp. and Anthony N. Renzi, dated as of September 1, 2017.

10.11.2	(1)*	Key Employee Retention Plan Letter Agreement by and between Walter Investment Management Corp. and Jeffrey P. Baker, dated as of August 18, 2017.

10.11.3	(1)*	Key Employee Retention Plan Letter Agreement by and between Walter Investment Management Corp. and Alfred W. Young, Jr., dated as of August 18, 2017.

10.12		Commitment Letter dated as of November 6, 2017 (Incorporated by reference to Exhibit E to Exhibit T3E.1 of the Form T-3 filed by Walter Investment Management Corp. with the SEC on November 6, 2017).

31.1	(1)	Certification by Anthony N. Renzi pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification by Gary L. Tillett pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(1)	Certification by Anthony N. Renzi and Gary L. Tillett pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Disclosure Statement relating to the Prepackaged Chapter 11 Plan Reorganization of Walter Investment Management Corp. and the Affiliate Co-Plan Proponents, dated November 6, 2017 (Incorporated by reference to Exhibit T3E.1 of the Form T-3 filed by Walter Investment Management Corp. with the SEC on November 6, 2017).

101	(1)
XBRL (Extensible Business Reporting Language) — The following materials from Walter Investment Management Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

(1)	Filed or furnished herewith.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALTER INVESTMENT MANAGEMENT CORP.

Dated: November 9, 2017	By:	/s/ Anthony N. Renzi
Anthony N. Renzi
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 9, 2017	By:	/s/ Gary L. Tillett
Gary L. Tillett
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)