Form 10-K
period 2017-12-31
DITECH HOLDING Corp
filed 2018-04-16
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-13417
Ditech Holding Corporation
(Exact name of registrant as specified in its charter)
(Successor Registrant to Walter Investment Management Corp.)

Maryland	13-3950486
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1100 Virginia Drive, Suite 100 Fort Washington, PA	19034
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (844) 714-8603
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.01 Par Value per Share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the predecessor registrant's stock held by non-affiliates as of June 30, 2017 was approximately $18.9 million, based on the closing sale price of the registrant’s common stock on June 30, 2017. For purposes of this calculation the registrant has considered all Schedule 13G filers as of such date to be non-affiliates.
Indicate by check mark whether the registrant has filed all document and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☑         No  ☐
On February 9, 2018, the predecessor registrant's common stock, par value $0.01 per share, was canceled and the successor registrant issued 4,252,500 shares of Ditech Holding Corporation common stock, par value $0.01 per share. The registrant had 4,252,500 shares of common stock outstanding as of March 23, 2018.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant's fiscal year covered by this Annual Report are incorporated by reference into Part III.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-K
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Certain acronyms and terms used throughout this Form 10-K are defined in the Glossary of Terms located at the end of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Explanatory Note:
On November 30, 2017, Walter Investment Management Corp. filed a Bankruptcy Petition under the Bankruptcy Code to pursue the Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the Prepackaged Plan. On February 9, 2018, the Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the Chapter 11 Case. The Company continued to operate throughout the Chapter 11 Case and upon emergence changed its name to Ditech Holding Corporation. From and after effectiveness of the Prepackaged Plan, the Company has continued, in its previous organizational form, to carry out its business.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under Item 1. Business, Item 3. Legal Proceedings and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and including matters discussed elsewhere in this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “seeks,” “targets,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance, nor should any conclusions be drawn or assumptions be made as to any potential outcome of any strategic review we conduct, including any changes in strategy. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in Item 1A. Risk Factors and in our other filings with the SEC.
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

•	our ability to renew advance financing facilities or warehouse facilities on favorable terms, or at all, and maintain adequate borrowing capacity under such facilities;

•	our ability to maintain or grow our residential loan servicing or subservicing business and our mortgage loan originations business;

•	risks related to the concentration of our subservicing portfolio and the ability of our subservicing clients to terminate us as subservicer;

•
our ability to achieve our strategic initiatives, particularly our ability to: increase the mix of our fee-for-service business, including by entering into new subservicing arrangements; improve servicing performance; successfully develop our originations capabilities; and execute and realize planned operational improvements and efficiencies;

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

•
risks associated with the reverse mortgage business, including changes to reverse mortgage programs operated by FHA, HUD or Ginnie Mae, our ability to accurately estimate interest curtailment liabilities, our ability to fund HECM repurchase obligations, our ability to assign repurchased HECM loans to HUD, our ability to fund principal additions on our HECM loans, and our ability to securitize our HECM tails;

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

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•	risks related to our deferred tax assets, including the risk of an "ownership change" under Section 382 of the Code;

•	our ability to maintain compliance with the continued listing requirements of the NYSE;

•	our ability to continue as a going concern;

•	uncertainties regarding impairment charges relating to our goodwill or other intangible assets;

•	risks associated with one or more material weaknesses identified in our internal controls over financial reporting, including the timing, expense and effectiveness of our remediation plans;

•	our ability to implement and maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	our ability to manage potential conflicts of interest relating to our relationship with WCO; and

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
We are a Maryland corporation incorporated in 1997 and operate throughout the U.S. In April 2009, we were spun off from Walter Energy. Since then, we have grown our servicing and originations businesses both organically and through a number of acquisitions. On February 9, 2018 we changed our name to Ditech Holding Corporation.
The terms “Ditech Holding,” the “Company,” “we,” “us” and “our” as used throughout this report refer to Ditech Holding Corporation (successor) and its consolidated subsidiaries after the Effective Date, and/or Walter Investment Management Corp. (predecessor) and its consolidated subsidiaries prior to the Effective Date.
Emergence from Reorganization Proceedings
On November 30, 2017, Walter Investment Management Corp. filed a Bankruptcy Petition under the Bankruptcy Code to pursue the Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the Prepackaged Plan. On February 9, 2018, the Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the Chapter 11 Case. The Company continued to operate throughout the Chapter 11 Case and upon emergence changed its name to Ditech Holding Corporation. From and after effectiveness of the Prepackaged Plan, the Company has continued, in its previous organizational form, to carry out its business.
On the Effective Date, all of our previously existing equity interests, including our predecessor common stock, were canceled. Our obligations under our previously outstanding Convertible Notes and Senior Notes, except to the limited extent set forth in the Prepackaged Plan, were also extinguished. Previously outstanding equity and debt interests were exchanged as follows:

•	Senior Notes were exchanged at a rate of 464.11293167 Second Lien Notes and 0.18564517 shares of Convertible Preferred Stock per $1,000 principal amount of Senior Notes;

•
Convertible Notes were exchanged at a rate of 8.76919841 shares of successor common stock, 14.94011581 Series A Warrants and 11.85465711 Series B Warrants per $1,000 principal amount of Convertible Notes; and

•	shares of common stock were exchanged at a rate of 0.05689208 shares of successor common stock, 0.09692659 Series A Warrants and 0.07690920 Series B Warrants per share of predecessor common stock.
Accordingly, we issued:

•	to the holders of predecessor shares of common stock, an aggregate of 2,126,250 shares of successor common stock, 3,622,500 Series A Warrants and 2,874,375 Series B Warrants;

•
to the holders of Senior Notes claims (as defined in the Prepackaged Plan), $250.0 million aggregate principal amount of our Second Lien Notes and $100 million aggregate initial liquidation preference of Convertible Preferred Stock, convertible into common stock at a ratio of 114.9750 per share of preferred stock; and

•
to the holders of Convertible Notes claims (as defined in the Prepackaged Plan), an aggregate of 2,126,250 shares of successor common stock, 3,622,500 Series A Warrants and 2,874,375 Series B Warrants.

In addition, we authorized and reserved for future issuance:

•	3,193,750 shares of successor common stock for issuance under an equity incentive plan;

•	7,245,000 shares of successor common stock issuable upon the exercise of the Series A Warrants;

•	5,748,750 shares of successor common stock issuable upon the exercise of the Series B Warrants; and

•	11,497,500 shares of successor common stock issuable upon conversion of the preferred stock.

As of February 12, 2018, our newly issued common stock commenced trading on the NYSE under the symbol “DHCP.”
Pursuant to the terms of the Prepackaged Plan, we entered into the 2018 Credit Agreement, providing for the 2018 Term Loan in the amount of $1.2 billion. For a period of approximately one year following the Effective Date, we will continue to receive financing through a master repurchase agreement for a maximum committed purchase price of $1.0 billion used principally to fund Ditech Financial’s mortgage loan origination business, and a master repurchase agreement providing for a maximum committed purchase price of $800.0 million used principally to fund RMS’s purchase of home equity conversion mortgage loans and foreclosed real estate from certain securitization pools. We also issued variable funding notes under the DAAT Facility and the DPATII Facility for advances made in connection with certain mortgage loan servicing operations. These facilities have aggregate capacities of $475.0 million and $75.0 million, respectively. In addition to the foregoing facility sub-limits, the DAAT Facility, the DPATII Facility, Ditech Financial’s master repurchase agreement and RMS’s master repurchase agreement are subject, collectively, to a combined maximum outstanding amount of $1.9 billion.
For a more detailed discussion of our emergence, refer to the Emergence from Reorganization Proceedings section under Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Analysis.
We believe that we will meet the conditions to qualify under GAAP for fresh start accounting, and accordingly expect to adopt fresh start accounting effective February 10, 2018. The financial statements for the periods prior to such date do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The actual impact at emergence from reorganization and anticipated fresh start accounting will be reported in our Quarterly Report on Form 10-Q for the first quarter of 2018. See Note 3 to the Consolidated Financial Statements for additional information on fresh start accounting.
Beginning in 2016, we have been pursuing various strategies intended to improve our financial and operating performance. These strategies include shifting our servicing business towards subservicing, reducing our investment in mortgage servicing rights, exiting the reverse mortgage originations business, and implementing various measures designed to result in operating improvements. Further detail on our efforts to improve our financial performance and ensure our compliance with regulatory and contractual obligations can be found under the Strategy section of Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Analysis.
Business Segments
We manage our Company in three reportable segments: Servicing; Originations; and Reverse Mortgage. At December 31, 2017, we serviced 1.7 million residential loans with an unpaid principal balance of $207.9 billion. We originated $15.6 billion in unpaid principal balance of mortgage loan volume in 2017. A description of the business conducted by each of these segments is provided below.
Servicing
Our Servicing segment performs servicing for our own mortgage loan portfolio, on behalf of third-party credit owners of mortgage loans for a fee and on behalf of third-party owners of MSR for a fee, which we refer to as subservicing. The Servicing segment also operates complementary businesses including asset receivables management that performs collections of post charge-off deficiency balances for third parties and us. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.
Our servicing and subservicing activities relating to our mortgage loan portfolio involve the management (e.g., calculation, collection and remittance) of mortgage payments, escrow accounts, insurance claims and customer service. For certain accounts, we perform specialty servicing activities utilizing a “high-touch” model to establish and maintain borrower contact and facilitate loss-mitigation strategies in an attempt to keep defaulted borrowers in their homes. Borrower interactions rely on loss mitigation strategies that apply predictive analytics to identify risk factors and severity grades to determine appropriate loss mitigation options and strategies. We assign a single point of contact to accounts experiencing difficulties in order to make collection calls and coordinate loss mitigation efforts. The single point of contact allows us to build one-on-one relationships with our consumers. We generally follow GSE and agency servicing guidelines (as well as other credit-owner guidelines) to implement a standardized loss mitigation process, which may include loan modification programs for borrowers experiencing temporary hardships. Our loan modification offerings include short-term interest rate reductions and/or payment deferrals and, until recently, also included loan modifications through HAMP, a federally sponsored loan modification program established to assist eligible home owners with loan modifications on their home mortgage debt. When loan modification and other efforts are unable to cure a default, we pursue alternative property resolutions prior to pursuing foreclosure, including short sales (in which the borrower agrees to sell the property for less than the loan balance and the difference is forgiven) and deeds-in-lieu of foreclosure (in which the borrower agrees to convey the property deed outside of foreclosure proceedings).

With respect to mortgage loans for which we own the MSR, we perform mortgage servicing primarily in accordance with Fannie Mae, Freddie Mac and Ginnie Mae servicing guidelines, as applicable. In 2017, we earned approximately 37%, 8% and 12% of our total revenues from servicing Fannie Mae, Freddie Mac and Ginnie Mae residential loans, respectively. Under our numerous master servicing agreements and subservicing contracts, we agree to service loans in accordance with servicing standards that the credit owners and/or subservicing clients may change from time to time. These agreements and contracts can typically be terminated by the counterparties thereto, with or without cause. Refer to Item 1A. Risk Factors for a discussion of certain risks relating to our master servicing agreements and subservicing contracts.
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
Subservicing
As of December 31, 2017, we were the subservicer for approximately 0.7 million accounts with an unpaid principal loan balance of approximately $102.7 billion. These subserviced accounts represented approximately 49% of our total servicing portfolio based on unpaid principal loan balance at that date. Our largest subservicing customer, NRM, represented approximately 69% of our total subservicing portfolio based on unpaid principal loan balance on December 31, 2017. Our next largest subservicing customer represented approximately 21% of our total subservicing portfolio based on unpaid principal loan balance on December 31, 2017.

The subservicing contracts pursuant to which we are retained to subservice mortgage loans generally provide that our customer, the owner of the MSR that we subservice on behalf of, can terminate us as subservicer with or without cause, and each such contract has unique terms establishing the fees we will be paid for our work under the contract or upon the termination of the contract, if any, and the standards of performance we are required to meet in servicing the relevant mortgage loans, such that the profitability of our subservicing activity may vary among different contracts. We believe that our subservicing customers consider various factors from time to time in determining whether to retain or change subservicers, including the financial strength and servicer ratings of the subservicer, the subservicer's record of compliance with regulatory and contractual obligations (including any enhanced, "high touch" processes required by the contract) and the success of the subservicer in limiting the delinquency rate of the relevant portfolio. The termination of one or more of our subservicing contracts could have a material adverse effect on us, including on our business, financial condition, liquidity and results of operations. Refer to Item 1A. Risk Factors for a discussion of certain additional risks and uncertainties relating to our subservicing contracts.
In April 2017, during discussions with a subservicing counterparty regarding our business relationship and our review of our portfolios, this counterparty indicated it was exploring alternatives for certain portfolios we subserviced for such counterparty. At this counterparty's request, we transferred subservicing on mortgage loans with an unpaid principal balance of approximately $7.1 billion to other subservicers or counterparties during 2017.
Originations
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
Beginning in 2016, we combined our consumer retention and consumer direct call centers to pursue a more streamlined consumer lending process. In January 2016, we exited activities associated with our consumer retail channel, which originated mortgage loans through loan officers. Our consumer retail channel originated $14.9 million in mortgage loans during the year ended December 31, 2016. During the third quarter of 2016, we re-entered the wholesale channel in an effort to expand our customer base, after we had initially exited the wholesale channel in the first quarter of 2014.
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

Within our correspondent lending channel, we generally purchase the same types of loans that we originate in our consumer originations channel, although the mix varies among these channels. Correspondent lenders with which we do business agree to comply with our client guide, which sets forth the terms and conditions for selling loans to us and generally governs the business relationship. We monitor and attempt to mitigate counterparty risk related to loans that we acquire through our correspondent lending channel by conducting quality control reviews of correspondent lenders, reviewing compliance by correspondent lenders with applicable underwriting standards and our client guide, and evaluating the credit worthiness of correspondent lenders on a periodic basis. In 2017, our correspondent lending channel purchased loans from 488 lenders in the marketplace, of which 39 were associated with approximately half of our purchases.
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
In 2017, the mix of mortgage loans originated by our Originations segment, based on unpaid principal balance, consisted of (i) 50% Fannie Mae conventional conforming loans, (ii) 41% Ginnie Mae loans and (iii) 9% Freddie Mac conventional conforming loans.
Our Originations segment revenue, which is primarily net gains on sales of loans, is impacted by interest rates and the volume of loans locked. The margins earned by our Originations segment are impacted by our cost to originate the loans including underwriting, fulfillment and lead costs. We have historically sold our originated and purchased mortgage loans to third parties while retaining the servicing rights. During 2017, our strategy shifted from retaining servicing rights to subservicing as part of our initiative to generate liquidity and reduce our debt. Going forward, we expect to sell servicing rights to third parties on a more selective basis while continuing to grow our subservicing business with third-party servicing rights owners.
Reverse Mortgage
Our Reverse Mortgage segment primarily focuses on the servicing of reverse loans. Effective January 2017, we exited the reverse mortgage originations business. As of December 31, 2017, we did not have any reverse loans remaining in the originations pipeline and have finalized the shutdown of the reverse mortgage originations business. We will continue to fund undrawn amounts available to borrowers under their loans and, from time to time, securitize these amounts.
As a prior originator of reverse mortgages, this segment received cash proceeds at the time reverse loans were securitized and continues to receive cash proceeds at the time tails are securitized. We securitized substantially all our reverse loans and continue to securitize tails through the Ginnie Mae II MBS program into HMBS. Based upon the structure of the Ginnie Mae II MBS program, we determined that these securitizations do not meet all of the requirements for sale accounting, and as such, we account for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on our consolidated balance sheets as residential loans. The segment earns net revenue on the net fair value gains on reverse loans and the related HMBS obligations.
This segment also performs subservicing for third-party credit owners of reverse loans, similar to our Servicing segment, and provides other complementary services for the reverse mortgage market, such as real estate owned property management and disposition, for a fee.
We have been evaluating options for our reverse mortgage business, including the possibility of selling some or all of its assets or pursuing alternative solutions for the business in collaboration with other parties. We cannot be certain whether or on what terms we will be able to consummate any transaction involving our reverse mortgage business or whether any such transaction would reduce our expected reverse mortgage losses. As of December 31, 2017, the net carrying value of our Reverse Mortgage segment securitized loan book was a net liability of approximately $84.2 million.

Other
As of December 31, 2017, our Other non-reportable segment holds the assets and liabilities of the Non-Residual Trusts and corporate debt.
Competition
We compete with a great number of institutions in the mortgage banking market for both the servicing and originations businesses as well as in our reverse mortgage servicing and complementary businesses. In the servicing area, we compete with other servicers to acquire MSR and for the right to subservice mortgages for others. Competitive factors in the servicing business include: a servicer’s scale of operations and financial strength; a servicer’s access to capital to fund acquisitions of MSR; a servicer’s ability to meet contractual and regulatory obligations and to achieve favorable performance (e.g., in default management activity) relative to other servicers; a servicer’s ability to provide a favorable experience for the borrower; a servicer's ability to recapture borrowers as they refinance; and a servicer’s cost to service or subservice.
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
Technology
Our businesses employ technology by using third-party systems where standardization and time to market is key and proprietary systems where functionality and flexibility are critical to regulatory compliance, customer experience and credit performance. The majority of our proprietary systems are supported by a team of information technology professionals who seek to protect our systems and ensure they are effective. In-house developed proprietary systems are leveraged for customer service, default management and reverse mortgage servicing.
On October 27, 2014, we signed a long-term Loan Servicing Agreement with Black Knight Financial Services, LLC for the use of MSP, a mortgage and consumer loan servicing platform. We also use our own proprietary systems for collections, customer service and default management. During the second quarter of 2016, we transitioned approximately 1.4 million loans, or greater than 60% of our mortgage loan servicing portfolio, to MSP, and now have greater than 80% of our mortgage loan servicing portfolio on MSP. Our private label loans, manufactured housing loans and second lien mortgage loans continue to be serviced on our proprietary systems.
Subsidiaries
For a listing of our subsidiaries, refer to Exhibit 21 of this Annual Report on Form 10-K.
Employees
We have recently undergone several changes in our senior leadership. Effective February 20, 2018, Jeffrey P. Baker commenced service as our Interim Chief Executive Officer and President, succeeding Anthony N. Renzi. Mr. Baker also continues to serve as President of RMS, but no longer serves as our Chief Operations Officer. We have engaged an executive search firm to assist us with the process of identifying internal and external candidates to serve as permanent Chief Executive Officer and President. On February 1, 2018, Gerald A. Lombardo joined the Company and, effective February 9, 2018, succeeded Gary Tillett as Chief Financial Officer.
We employed approximately 3,800 full-time equivalent employees at December 31, 2017 as compared to approximately 4,900 at December 31, 2016, all of whom were located in the U.S. The decline in full-time equivalent employees was due primarily to distinct actions we took in 2017 in connection with our continued efforts to enhance efficiencies and streamline processes within the organization, which included various organizational changes to scale our leadership team and support functions to further align with our business needs. We believe we have been successful in our efforts to recruit and retain qualified employees. However, we experience significant turnover with respect to certain of our roles, and therefore maintain active and continuous new employee recruiting and training programs. None of our employees is a party to any collective bargaining agreements.

We outsource certain support functions that support our loan originations and servicing groups to third-party vendors located in the U.S. and offshore locations in an effort to improve efficiency and reduce cost. These support functions include loan set-up, escrow account set-up, default set-up, foreclosure monitoring, claims filing, post-close audits, indexing and imaging. When we outsource a function, we retain a third-party vendor to perform such function as opposed to having our employees perform such function. We have increased the number of functions we outsource, as well as our use of offshore vendors generally, especially with respect to certain of our technology functions, and we expect to outsource additional back-office and other functions in the future both domestically and abroad.
Transactions with NRM
NRM Flow and Bulk Agreement
On August 8, 2016, our subsidiary, Ditech Financial, and NRM executed the NRM Flow and Bulk Agreement whereby we agreed to sell to NRM all of our right, title and interest in mortgage servicing rights with respect to a pool of mortgage loans, with subservicing retained. The NRM Flow and Bulk Agreement provides that, from time to time, we may sell additional MSR to NRM in bulk or as originated or acquired on a flow basis, subject in each case to the parties agreeing on price and certain other terms.
On January 17, 2018, we agreed to sell to NRM MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $11.3 billion as of such sale date, with subservicing retained, and we received approximately $90.4 million in cash proceeds from NRM as partial consideration for this MSR sale. We used 80% of such cash proceeds to repay borrowings under the 2013 Credit Agreement and used the remaining cash proceeds for general corporate purposes. Since entering into the NRM Flow and Bulk Agreement and through January 17, 2018, in various bulk transactions under the NRM Flow and Bulk Agreement, we have sold NRM MSR relating to mortgage loans having an aggregate unpaid principal balance of $71.1 billion as of the applicable closing dates of such transactions, in each case with subservicing retained. As of January 17, 2018, we had received $340.4 million in cash proceeds relating to such sales, which proceeds do not include certain holdback amounts relating to such sales that we expect to be paid to us over time. For the year ended December 31, 2017, we received $39.9 million in cash proceeds relating to these holdback amounts and at December 31, 2017 and 2016 had a servicing rights holdback receivable from NRM of $31.3 million and $71.3 million, respectively, which is recorded in receivables, net on the consolidated balance sheets.
In addition, during the fourth quarter of 2016, the Company began to sell to NRM, on a flow basis and with subservicing retained, MSR relating to certain mortgage loans that it originates. During 2017 and 2016, the Company sold MSR relating to mortgage loans with an aggregate unpaid principal balance of $7.6 billion and $1.4 billion, respectively, to NRM, which included co-issue loans sold with an aggregate unpaid principal balance of $6.4 billion and $0.2 billion, respectively. These transfers generated revenues of $61.8 million and $12.9 million for the years ended December 31, 2017 and 2016, respectively, which are recorded in net gains on sales of loans on the consolidated statements of comprehensive loss.
NRM also acquired substantially all of WCO’s MSR portfolio in the fourth quarter of 2016, which consisted of MSR relating to mortgage loans having an aggregate unpaid principal balance of $9.8 billion as of the applicable closing dates, which was serviced by us and included $4.8 billion related to MSR that we previously accounted for as secured borrowings. We subservice these MSR under the NRM Subservicing Agreement.
The initial term of the NRM Flow and Bulk Agreement will expire on August 8, 2019 and shall be renewed for successive one-year terms thereafter unless either party provides written notice to the other party of its election not to renew. Each party to the NRM Flow and Bulk Agreement also has termination rights upon the occurrence of certain events and NRM can terminate this agreement at any time with a notice of 30 days. In connection with our entry into the NRM Flow and Bulk Agreement, we entered into a performance and payment guaranty whereby Ditech Holding guarantees performance of all obligations and all payments required by Ditech Financial under the NRM Flow and Bulk Agreement.

NRM Subservicing Agreement
On August 8, 2016, we entered into the NRM Subservicing Agreement with NRM whereby we act as subservicer for the mortgage loans whose MSR we sold to NRM under the NRM Flow and Bulk Agreement and for other mortgage loans as may be agreed upon by us and NRM from time to time, in exchange for a subservicing fee. Under the NRM Subservicing Agreement and a related agreement, we perform all daily servicing obligations on behalf of NRM with respect to the MSR that are serviced by us pursuant to the terms of the NRM Subservicing Agreement, including collecting payments from borrowers and offering refinancing options to borrowers for purposes of minimizing portfolio runoff. On January 17, 2018 Ditech Financial and NRM executed a Side Letter Agreement pursuant to which, among other things, certain provisions of the NRM Subservicing Agreement were amended and/or waived.
With respect to Ditech Financial, for mortgage loans that were being subserviced by Ditech Financial under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that Ditech Financial may subservice under the NRM Subservicing Agreement that are added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date), the initial term of the NRM Subservicing Agreement expired on August 8, 2017 and was automatically renewed for a successive one-year term, and will further be automatically renewed for successive one-year terms thereafter, unless we elect to terminate the NRM Subservicing Agreement without cause at the end of any subsequent one-year renewal term by providing notice to NRM at least 120 days prior to the end of the applicable term. With respect to Ditech Financial, for mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk MSR sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date, the initial term of the NRM Subservicing Agreement shall expire on January 17, 2019 (with respect to the aforementioned bulk MSR sale) or, with respect to each flow MSR assignment agreement executed by the parties after such date in connection with any flow MSR sales by Ditech Financial to NRM after such date, if any, the first anniversary of the first day of the calendar quarter following the calendar quarter during which such flow MSR assignment agreement was executed, and in each case will automatically renew for successive one-year terms thereafter unless we elect to terminate the NRM Subservicing Agreement without cause at the end of any such one-year term by providing notice to NRM at least 120 days prior to the end of the applicable term. If we elect to terminate the NRM Subservicing Agreement without cause, we will not be entitled to receive any deconversion fee, will be responsible for certain servicing transfer costs and will owe NRM a transfer fee if such termination occurs within five years from the effective date of the agreement. We may also terminate the NRM Subservicing Agreement immediately for cause upon the occurrence of certain events, including, without limitation, any failure by NRM to remit payments (subject to a cure period), certain bankruptcy or insolvency events of NRM, NRM ceasing to be an approved servicer in good standing with Fannie Mae or Freddie Mac (unless caused by us) and any failure by NRM to perform, in any material respect, its obligations under the agreement (subject to a cure period). Upon any termination of the NRM Subservicing Agreement by us for cause, NRM will owe us a deconversion fee and be responsible for certain servicing transfer costs.

With respect to NRM, for mortgage loans that were being subserviced by Ditech Financial under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that Ditech Financial may subservice under the NRM Subservicing Agreement that are added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date), the initial term of the NRM Subservicing Agreement expired on August 8, 2017 and thereafter the agreement automatically terminates with respect to such mortgage loans, unless renewed by NRM on a monthly basis. Since the expiration of the initial term, NRM has renewed the NRM Subservicing Agreement each month thereafter. In the case of mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk MSR sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date, the initial term of the NRM Subservicing Agreement shall expire on January 17, 2019 (with respect to the aforementioned bulk MSR sale) or, with respect to each flow MSR assignment agreement executed by the parties after such date in connection with any flow MSR sales by Ditech Financial to NRM after such date, if any, the first anniversary of the first day of the calendar quarter following the calendar quarter during which such flow MSR assignment agreement was executed, and following the applicable initial term the agreement automatically terminates with respect to the applicable mortgage loans unless renewed by NRM on a quarterly basis. If NRM fails to renew the agreement, it will owe us a deconversion fee. In addition, if NRM elects to terminate the NRM Subservicing Agreement without cause, it will owe us a deconversion fee and be responsible for certain servicing transfer costs. NRM may also terminate the NRM Subservicing Agreement immediately for cause upon the occurrence of certain events, including, without limitation, our failure to remit payments (subject to a cure period), our failure to provide reports to NRM (subject to a cure period), a change of control of Ditech Financial or Ditech Holding, our failure to satisfy certain portfolio performance measures relating to delinquency rates or advances, our ceasing to be an approved servicer in good standing with Fannie Mae or Freddie Mac, any failure by Ditech Financial or Ditech Holding to satisfy certain financial metrics, certain bankruptcy or insolvency events of Ditech Financial or Ditech Holding and any failure by us to perform, in any material respect, our obligations under the agreement (subject to a cure period). Because certain of these events have already occurred, NRM has the ability to terminate the NRM Subservicing Agreement immediately for cause with respect to mortgage loans that were being subserviced by Ditech Financial under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that Ditech Financial may subservice under the NRM Subservicing Agreement that are added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date), but has not terminated such agreement with respect to any such mortgage loans. Pursuant to the January 17, 2018 Side Letter Agreement Ditech Financial entered into with NRM, NRM agreed to, among other things, waive its right to terminate the Subservicing Agreement for cause due to the occurrence of certain of these events with respect to mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date. Upon any termination of the NRM Subservicing Agreement by NRM for cause, we will not be entitled to receive any deconversion fee, will be responsible for certain servicing transfer costs and will owe NRM a transfer fee if such termination occurs within five years from the effective date of the agreement.
Walter Capital Opportunity LLC
In 2014, we established WCO, a company formed to invest in mortgage-related assets, including MSR and excess servicing spread related to MSR. We own approximately 10% of WCO; third-party investors own the remainder of WCO. Beginning in 2014 and continuing through 2016, WCO, in various transactions, acquired MSR, excess servicing spread and other mortgage-related assets in transactions with us and other market participants. From 2014 through 2016, we served as investment manager for WCO pursuant to a management agreement.
In November 2016, WCO entered into a series of agreements whereby it agreed to sell substantially all of its assets, which included the sale of substantially all of its MSR portfolio, to NRM. In connection with the December 2016 closing of the transactions relating thereto, WCO commenced liquidation activities and is currently projecting it will wind down its operations in the fourth quarter of 2018. During the third quarter of 2017, we and WCO terminated the management agreement and entered into a services agreement, under which we currently provide non-investment advisory and administrative services to WCO. We received $11.5 million in distributions from our equity investment in WCO during 2017, which are included in other investing activities in the consolidated statements of cash flows.

Rights Agreement
We had previously adopted the Rights Agreement, dated as of June 29, 2015, and subsequently amended and restated on November 11, 2016 and further amended on November 9, 2017 and February 9, 2018, which provided that if any person or group of persons, excluding certain exempted persons, acquired 4.99% or more of the outstanding common stock of Walter Investment Management Corp. or any other interest that would be treated as “stock” for the purposes of Section 382, there would be a triggering event potentially resulting in significant dilution in the voting power and economic ownership of such acquiring person or group. The Rights Agreement was intended to help protect our “built-in tax losses” and certain other tax benefits by acting as a deterrent to any person or group of persons acting in concert from becoming or obtaining the right to become the beneficial owner (including through constructive ownership of securities owned by others) of 4.99% or more of the shares of our common stock. The Rights Agreement was scheduled to expire on November 11, 2018 or upon the earlier occurrence of certain events, subject to extension by the Board of Directors or exchange of rights by us.
On the Effective Date, we entered into Amendment No. 2 to the Rights Agreement with Computershare that accelerated the scheduled expiration date of the Rights (as defined in the Rights Agreement) to the Effective Date. The Rights issued pursuant to the Rights Agreement, which were also canceled by operation of the Prepackaged Plan, have expired and are no longer outstanding, and the Rights Agreement has terminated.
In connection with the adoption of our Rights Agreement, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, setting forth the rights, powers, and preferences of our junior participating preferred stock issuable upon exercise of the rights. The cancellation of all existing equity interests by operation of the Prepackaged Plan included the cancellation of any rights issued under the Rights Agreement. In addition, on the Effective Date, we filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland, which among other things, served to eliminate our junior participating preferred stock. Our Articles of Amendment and Restatement, adopted on the Effective Date, include transfer restriction provisions intended to protect the tax benefits described above. Our Articles of Amendment and Restatement, adopted on the Effective Date, include certain restrictions on the transfer of our securities intended to preserve the value of our tax attributes, by minimizing the likelihood of an “ownership change” under applicable tax rules. Subject to certain exceptions, the Articles of Amendment and Restatement generally will restrict (i) any transfer that would result in a person or entity accumulating 4.75% or more of our common shares (assuming for the purpose of calculating the 4.75% that all outstanding shares of Convertible Preferred Stock have fully converted) or 4.75% or more of the outstanding shares of our Convertible Preferred Stock (on a separate class basis), (ii) any transfer as to any person or entity that already owns shares at or above such 4.75% threshold, such person or entity acquiring additional stock of our securities and (iii) under limited circumstances described in the Articles of Amendment and Restatement, a transfer by a person or entity that owns shares at or above such 4.75% threshold from disposing of all or part of such stock.
The Articles of Amendment and Restatement exempt from the restrictions (i) any transfer approved in writing (prior to the date of the transfer) by the Board of Directors, (ii) a tender or exchange offer by us to purchase our securities, a purchase program effected by us on the open market or certain other redemptions of our securities, (iii) a conversion, pursuant to its terms, of Convertible Preferred Stock, and (iv) certain transfers by a person or entity that received as part of our Restructuring and owns 4.75% or more of our Convertible Preferred Stock.
The procedure for approval of a transfer by the Board of Directors, as well as the other details and elements of these restrictions, are set forth in the Articles of Amendment and Restatement.
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

•	the Homeowners Protection Act, which requires the cancellation of mortgage insurance once certain equity levels are reached;

•	the HMDA and Regulation C, which require reporting of certain public loan data;

•	the Fair Housing Act and its implementing regulations, which prohibit discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

•	the Servicemembers Civil Relief Act, as amended, which provides certain legal protections and relief to members of the military;

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
There have been various legal and regulatory developments in Nevada regarding liens asserted by HOAs for unpaid assessments. In September 2014, the Nevada Supreme Court held that an HOA non-judicial foreclosure sale can extinguish a mortgage lender’s previously-recorded first deed of trust on a property if that foreclosure is to recover assessments categorized as super-priority amounts. In June 2015, the U.S. District Court for the District of Nevada issued an opinion holding that federal law prohibits an HOA foreclosure proceeding from extinguishing a first deed of trust assigned to Fannie Mae. A Nevada state court subsequently reached the same conclusion. The Nevada Supreme Court also reversed a lower court summary judgment decision invalidating an HOA foreclosure sale on the basis that the HOA refused the lienholder’s tender of the super-priority portion of the lien and that the HOA sale was commercially unreasonable. The Nevada Supreme Court ruled that these were issues of fact and remanded for further proceedings. Additional litigation in both state and federal courts and appellate courts is pending with respect to these issues. Case law is quickly developing, is not harmonious as between federal and state courts and varies by judge within each jurisdiction. Also, legislation in Nevada, which became effective on October 1, 2015, requires HOAs to provide notice to lienholders relating to the default and foreclosure sale and also to provide creditors with a right to redeem the property for up to 60 days following an HOA foreclosure sale. In January 2017, the Nevada Supreme Court ruled that the state’s non-judicial HOA foreclosure statutes in effect prior to the 2015 amendments do not unconstitutionally violate due process and are not a government taking. This opinion conflicts with a 2016 decision of the Ninth Circuit, holding that the statute was unconstitutional. Credit owners may assert claims against servicers for failure to advance sufficient funds to cover unpaid HOA assessments and protect the credit owner’s interest in the subject property. We service numerous loans in Nevada and are involved in litigation and other legal proceedings affected by, or related to, these HOA matters.
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
On August 24, 2017, the CFPB issued a final rule to make technical corrections and clarifications to certain requirements adopted by the CFPB’s HMDA (Regulation C) final rule issued on October 28, 2015. The final rule also amends Regulation C to increase the threshold for collecting and reporting data about open-end lines of credit for a period of two years so that financial institutions originating fewer than 500 open-end lines of credit in either of the preceding two years would not be required to begin collecting such data until Jan. 1, 2020, and also adopted a new reporting exclusion. The data collection requirements implemented by the 2015 and 2017 final rules became effective on January 1, 2018, while the reporting requirements are expected to begin in 2019.
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

HUD Mortgagee Letter 2017-05, effective April 18, 2017, provided consolidated and updated guidance regarding the submission of HECM assignments to HUD. Since the publication of HUD Mortgagee Letter 2017-05, RMS has increasingly experienced delays and rejections with respect to HUD’s acceptance and payment of certain assignment claims, which, in turn, increases the amount of time RMS must carry the applicable loan's balance between the time the loan is bought out of a GNMA pool until the assignment claim is paid. The two predominant reasons for the increase in delays and rejections of HECM assignments relate to HUD Mortgagee Letter 2017-05 being interpreted to require proof that property taxes are "current," as opposed to the prior requirement of proof that such taxes were paid "timely," and the HUD Mortgagee Letter 2017-05 guidance that the only acceptable proof of hazard insurance is a copy of the borrower's current insurance "declarations page." Refer to Item 1A. Risk Factors for a discussion of certain risks relating to our HECM repurchase obligations and related matters.
Federal Regulatory Freeze and Uncertainty
Following the November 2016 Presidential and Congressional elections, a level of heightened uncertainty exists with respect to the future of regulation of mortgage lending and servicing, including the future of the Dodd Frank Act and the CFPB. For example, in January 2017, President Trump issued a Presidential Memorandum and an Executive Order designed to decrease the number of federal regulations. The memorandum directed executive departments and agencies to freeze new or pending regulations, and the order directed agencies to eliminate at least two existing regulations for every proposed regulation. The Office of Management and Budget subsequently clarified that the Executive Order does not apply to independent agencies such as the CFPB, and the applicability of the Presidential Memorandum to such independent agencies is less clear. However, on February 12, 2018, the CFPB released its Strategic Plan, in which it communicated its intention to identify and address unduly burdensome regulations. These events create uncertainty with regard to final regulations already published in the Federal Register but not yet in effect, such as the CFPB’s amendments to the mortgage servicing rules requiring servicers to provide modified periodic statements to certain consumers in bankruptcy and transition to and from providing such statements as they enter and come out of bankruptcy, and are expected to take effect in April 2018. Further, the release of the Strategic Plan came on the heels of the CFPB’s announcement on December 21, 2017 that (a) it did not intend to assess penalties with respect to errors for data collected in 2018 and reported in 2019 under HMDA but (b) it did intend to reconsider various aspects of its 2015 HMDA rule. We cannot predict when these rules will take effect, if at all, nor can we predict the specific legislative or executive actions that may follow or what actions federal and state regulators may take in response to potential changes to the Dodd Frank Act or to the regulatory environment generally.
Company Website and Availability of SEC Filings
Our website can be found at www.ditechholding.com. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on “Investor Relations” and then click on "SEC Filings." We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Ethics, our Corporate Governance Guidelines, and charters for our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, Finance Committee, Compliance Committee and Technology and Operations Committee. In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.
From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.ditechholding.com.
Any information on our website or obtained through our website is not part of this Annual Report on Form 10-K.
Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 985, Tampa, Florida 33607, Attn: Investor Relations, telephone (813) 421-7694.

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
Risks Related to Emergence from Bankruptcy Protection
Information contained in our historical financial statements will not be comparable to the information contained in our financial statements after the expected application of fresh start accounting.
Following the consummation of the Prepackaged Plan, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations in our historical financial statements. As a result of our restructuring under Chapter 11 of the Bankruptcy Code, our financial statements are expected to be subject to the fresh start accounting provisions of GAAP. In the application of fresh start accounting, an allocation of the reorganization value is made to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations. Adjustments to the carrying amounts could be material and could affect prospective results of operations as balance sheet items are settled, depreciated, amortized or impaired. This will make it difficult for our stockholders and others to assess our performance in relation to prior periods. Our Quarterly Report on Form 10-Q for the period ended March 31, 2018 will reflect the consummation of the Prepackaged Plan and the expected adoption of fresh start accounting effective February 10, 2018.
Our emergence from reorganization proceedings will reduce or eliminate our tax attributes and limit our ability to offset future taxable income with tax losses and credits incurred prior to our emergence from bankruptcy. Our remaining deferred tax assets could be further impaired if we have a subsequent significant change in our stockholder base.
As a result of the discharge of debt pursuant to the Chapter 11 Case, we will incur substantial cancellation of debt for federal income tax purposes. In general, a debtor in a Chapter 11 proceeding is required to reduce the amount of its tax attributes by such cancellation of debt. The tax attributes, including net operating losses, tax credits and tax basis in assets, provide potential value in the form of reduced future tax liability.
A corporation's ability to recognize the value of its tax attributes can be substantially constrained under the general annual limitation rules of Section 382 if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50% during a rolling three-year period). We experienced an ownership change in connection with our emergence from the Chapter 11 Case. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. While we anticipate taking advantage of certain special rules for federal income tax purposes that would allow us to mitigate the limitations imposed under Section 382 with respect to our remaining tax attributes, there can be no assurance that these special rules will apply to the ownership change we experienced upon our emergence from bankruptcy, including that we may ultimately elect not to apply them. If the special rules do not apply, our ability to realize the value of our tax attributes would be subject to limitation.
Notwithstanding the foregoing, an ownership change subsequent to our emergence from the Chapter 11 Case may severely limit or effectively eliminate our ability to realize the value of our tax attributes. To reduce the risk of a potential adverse effect on our ability to realize the value of our tax attributes, our Articles of Amendment and Restatement contain transfer restrictions applicable to certain substantial common and preferred stockholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that such an ownership change will not occur, in which case our ability to realize the value of our tax attributes could be severely limited or effectively eliminated.
Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations that could subject our business to higher tax liabilities.
We may be limited in the portion of net operating loss carryforwards and built in losses that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. The Tax Act enacted on December 22, 2017 makes broad and complex changes to the Code. While future interpretative guidance related to the Tax Act and how U.S. states will incorporate these federal law changes may have an impact on our business, the Tax Act’s reduction of the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, has reduced our net deferred tax assets including those associated with NOL Carryforwards. A lack of future taxable income would adversely affect our ability to utilize our NOL Carryforwards.

In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOL Carryforwards and built in losses to offset future taxable income. Future changes in our stock ownership as well as other changes that may be outside of our control could result in additional ownership changes under Section 382 of the Code. Our state NOL Carryforwards may also be impaired under similar provisions of state law.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. On the basis of this evaluation, a full valuation allowance has been recorded to recognize only deferred tax assets that are more likely than not to be realized.
Finally, further changes to the federal or state tax laws or additional technical guidance relating to the Tax Act could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2017 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
There is limited history of trading of our post-emergence common stock, and volatility is possible.
Our post-emergence common stock has traded for only a limited period of time. Some of the holders who received common stock upon emergence may not elect to hold their shares on a long-term basis. Sales by these stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the perception that these stockholders might sell significant amounts of our common stock could depress the trading price of the stock for a considerable period of time. Such sales of common stock, and the possibility thereof, could make it more difficult for us to sell equity, or equity-related securities, in the future at a time and price that we consider appropriate.
Risks Related to our Business
If we fail to operate our business in compliance with both existing and future statutory, regulatory and other requirements, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the FTC, HUD, the VA, the SEC and various state agencies that license, audit, investigate and conduct examinations of our mortgage servicing, origination, insurance, collection, reverse mortgage and other activities. Further, in recent years the policies, laws, rules and regulations applicable to our business have been rapidly evolving. Federal, state or local governmental authorities may continue to enact laws, rules or regulations that will result in changes in our business practices and increased costs of compliance. However, we are unable to predict whether any such changes will adversely affect our business.
In addition, the GSEs, Ginnie Mae and other business counterparties also subject us to periodic examinations, reviews and audits, and we routinely conduct our own internal examinations, reviews and audits. These various audits, reviews and examinations of our business and related activities have uncovered, and may in the future uncover, deficiencies in our compliance with our policies and other requirements to which we are subject. While we strive to investigate and remediate such deficiencies, there can be no assurance that any remedial measures we implement, which could involve material expense, will ensure compliance with applicable policies, laws, regulations and other requirements or be deemed sufficient by the GSEs, Ginnie Mae, governmental authorities or other interested parties.
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
The mortgage servicing industry has been and remains under a higher degree of scrutiny from state and federal regulators and other authorities, with particular attention directed at larger non-bank servicing organizations such as Ditech Holding. We cannot guarantee that any such scrutiny and investigations will not materially adversely affect us.
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
In recent years, HUD and the DOJ have pursued actions against FHA-approved lenders, including RMS, under the False Claims Act, which imposes liability on any person who knowingly makes a false or fraudulent claim for payment to the U.S. government. Potential penalties are significant as these actions may result in treble damages and several large settlements have been entered into by HUD-approved mortgagees who have allegedly violated the False Claims Act. RMS received a subpoena dated June 16, 2016 from the Office of Inspector General of HUD requiring RMS to produce documents and other materials relating to, among other things, the origination, underwriting and appraisal of reverse mortgages for the time period since January 1, 2005. RMS subsequently received an additional subpoena from the Office of Inspector General of HUD dated January 12, 2017 requesting certain documents and information relating to the origination and underwriting of certain specified loans. This investigation, which is being conducted in coordination with the U.S. Department of Justice, Civil Division, could lead to a demand or claim under the False Claims Act, which allows for penalties and treble damages, or other statutes. See Item 3. Legal Proceedings for additional information.
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
We are involved in various legal proceedings, including numerous litigation matters that arise in the ordinary course of our business (including numerous putative class actions). Like other participants in our industry, we have been and may continue to be the subject of class action and other lawsuits and of regulatory actions by state attorneys general and federal and state regulators and enforcement agencies.
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
We establish reserves for pending or threatened litigation and regulatory matters when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Litigation and regulatory matters involve considerable inherent uncertainties, and our estimates of loss are based on judgments and information available at the time. Our estimates may change from time to time for various reasons, including developments in the matters. There cannot be any assurance that the ultimate resolution of our litigation and regulatory matters will not involve losses, which may be material, in excess of our recorded accruals or estimates of reasonably possible losses. See Note 30 to our Consolidated Financial Statements and Item 3. Legal Proceedings for additional information.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We have substantial levels of indebtedness. As of the Effective Date, we had approximately $2.8 billion of total indebtedness outstanding, the majority of which was secured, including:

•	$1.2 billion of indebtedness under our 2018 Term Loan;

•	$250.0 million aggregate principal amount of Second Lien Notes;

•	$50.6 million, in the aggregate, of indebtedness under the Early Advance Reimbursement Agreement; and

•	$1.3 billion, in the aggregate, of indebtedness under the Exit Warehouse Facilities.
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

•	exposing us to the risk of increased interest rates as certain of our indebtedness is unhedged and at a variable rate of interest;

•	limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to pursue strategic and operational goals;

•	exposing us to the risk of not being able to refinance our indebtedness on terms that are commercially acceptable to us, or at all;

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
Our ability to make required payments on our debt and other obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including the risk factors set forth herein. We have recorded significant losses in 2016 and 2017. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or to meet our other obligations such as our obligations to repurchase HECM loans.
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

Much of our debt is short-term so we regularly seek to extend or refinance our existing indebtedness. Our ability to extend, renew or refinance our indebtedness on favorable terms, or at all, is uncertain and may be affected by global economic and financial conditions and other factors outside our control. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors. From time to time in the recent past, we have obtained waivers or amendments of covenants in our pre-Effective Date debt agreements. In addition, in March 2018, we obtained amendments to certain facilities and the 2018 Credit Agreement to, among other things, extend the deadline for providing certain financial statements and increase operational flexibility with respect to certain financial covenants. See the Liquidity and Capital Resources section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information. If we are unable to obtain needed waivers or amendments in the future, we could experience material adverse consequences.
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
Despite our current debt levels, we may still incur substantially more debt or take other actions that would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries are permitted to and may incur substantial additional debt in the future, some of which may be secured, subject to the restrictions contained in our debt instruments. Although the 2018 Credit Agreement and Second Lien Notes indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Any such indebtedness could increase our leverage and the risks we face from indebtedness. We may also be permitted to take a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness when due.
Our debt agreements contain covenants that restrict our operations and may inhibit flexibility in operating our business and increasing revenues.
Our 2018 Credit Agreement and Second Lien Notes indenture entered into in February 2018 contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries' ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell or transfer assets;

•	utilize the proceeds from any sale or transfer of assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
The 2018 Credit Agreement also contains financial covenants requiring compliance with certain asset coverage ratios, and beginning with the four consecutive quarterly "test" periods ending March 31, 2020, an interest expense coverage ratio and a first lien net leverage ratio. Certain of these covenants are subject to varying interpretation, making it possible that we and our creditors disagree as to whether we have complied with our obligations under our debt agreements. A breach, or alleged breach, of any of these covenants could result in a default and our lenders could elect to declare all amounts outstanding to be immediately due and payable and to terminate all commitments to extend further credit. If we were unable to repay those amounts, the secured lenders could proceed against the collateral granted to them to secure such indebtedness. There can be no assurance that we will have sufficient assets to repay amounts due under our indebtedness.

Our failure to renew or replace one or more of our advance financing facilities or warehouse facilities, or any loss of a material amount of borrowing capacity under such facilities, could have a material adverse effect on our business, financial condition, liquidity or results of operations.
We depend on our Exit Warehouse Facilities to finance, on a short-term basis, our servicer advances (excluding advances made on loans we subservice that are made, on a short-term basis, with available cash) and our residential loan originations and repurchase activities or obligations, including the repurchase of HECMs out of Ginnie Mae securitization pools. The Exit Warehouse Facilities as well as other financing facilities we may enter into are typically subject to renewal every year and contain provisions that could prevent us from utilizing any unused capacity under any such facility and/or that could accelerate our repayment of amounts outstanding under any such facility. Only servicing advances and residential loans (including repurchased residential loans) that meet certain eligibility requirements as defined in the relevant financing facility agreements are eligible to be financed using such facilities. The Exit Warehouse Facilities require us to maintain a good standing relationship with the GSEs and/or Ginnie Mae, and if any contract governing such relationship were terminated, it would limit or eliminate our ability to fund our borrowing needs. In addition, amounts borrowed under our servicing advance facilities are due on a fixed date (unless extended) and, in certain circumstances, we may be required to repay such amounts before we have been reimbursed for the related advances.
Our failure to renew one or more of these financing facilities, including the Exit Warehouse Facilities, on terms acceptable to us, the acceleration of amounts due under such facilities or our loss of a material amount of borrowing capacity under such facilities, could have a material adverse effect on our business, financial condition, liquidity or results of operations.
The Exit Warehouse Facilities contain restrictions, covenants, and representations and warranties that, among other conditions, require us to satisfy specified financial and asset quality tests and may restrict our ability to engage in mergers or consolidations. In the past, including recently, we have obtained waivers or amendments from certain of our lenders in order to maintain compliance with certain covenants and other terms of our financing facilities, and we expect to seek waivers or amendments in the future if necessary. See the Liquidity and Capital Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of certain recent amendments and waivers. There is no assurance our lenders would consent to a waiver or amendment in the event of potential noncompliance, and in the past such consent has been, and in the future it may be, conditioned upon the receipt of a cash payment, increased interest rates or other revised terms. If we fail to meet or satisfy any covenants or representations and warranties contained in the Exit Warehouse Facilities or other financing agreements, including the failure to maintain or satisfy requirements imposed by the GSEs or Ginnie Mae, or the failure to comply with applicable law, we could be in default under these agreements and our lenders could elect to declare any and all amounts outstanding under the agreements immediately due and payable, enforce their respective interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings. Many of our financing agreements, including the Exit Warehouse Facilities, contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default.
Our business strategy may not be successful in returning us to profitability.
We recorded significant net losses in each of 2016 and 2017. During those years, despite our efforts to reduce our expenses, dispose of certain businesses, eliminate certain activities and improve operations we were not successful in meeting key business goals and generating profits. Our current strategy contemplates further cost reductions, operational enhancements and streamlining of our businesses and reduction of leverage. We cannot control all of the factors that affect our ability to achieve our goals, and some elements of our strategy, such as our goal of improving operational performance, may require expenditures and investments that adversely affect our financial results.
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
We may be unsuccessful in implementing our strategy and returning us to profitability. Failure to become profitable could result in material adverse consequences for us, including defaults under financing facilities that have minimum profitability covenants, related cross defaults in other financing facilities, a reduction in the number of counterparties that are willing to do business with us (including GSEs, agencies and primary servicers), a loss of key personnel and other significant adverse consequences.

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
In 2017, we earned approximately 37%, 8% and 12% of our total revenues from servicing Fannie Mae, Freddie Mac and Ginnie Mae residential loans, respectively. Our ability to generate revenues in our mortgage originations business is highly dependent on programs administered by Fannie Mae, Freddie Mac and Ginnie Mae; during 2017, approximately 50%, 9% and 41% of the mortgage loans our Originations segment sold or securitized based on unpaid principal balance were Fannie Mae, Freddie Mac and Ginnie Mae residential loans, respectively. Our failure to maintain our relationships with Fannie Mae, Freddie Mac or Ginnie Mae could materially and adversely affect our business, liquidity, financial position and results of operations.
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
Operational risks could cause us to fail to meet the performance standards required by counterparties such as the GSEs, Ginnie Mae and our subservicing clients, which could in turn lead to a termination of our servicing rights and subservicing contracts. While we continue to take steps intended to improve our servicing performance, we cannot be certain that our efforts will have sufficient or timely results. If we fail to meet applicable performance standards, we could face various material adverse consequences, including a material increase in compensatory fees we are charged by the GSEs (based on performance against benchmarks for various servicing metrics), competitive disadvantage, the inability to win new subservicing business and the termination (potentially for cause and without payment to us of any termination fee or other compensation) of our servicing rights or subservicing contracts.
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
S&P and Moody's rate us as a residential loan servicer. Certain of these ratings have been downgraded in the past, and any of these ratings may be downgraded in the future. Any such downgrade could adversely affect our business, financial condition or results of operations, as well as our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae, Freddie Mac and Ginnie Mae. In particular, the Servicing Guide: Fannie Mae Single Family, published February 15, 2017, and the Selling Guide: Fannie Mae Single Family, published January 31, 2017, contain certain requirements with respect to an approved Fannie Mae servicer’s maintenance of minimum servicer ratings. Our failure to maintain favorable or specified ratings may cause our termination as servicer and further impair our ability to consummate future servicing transactions, which could have an adverse effect on our business, financial condition or results of operations. Refer to the Ratings section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information relating to our servicer ratings.

An increase in delinquency rates could have a material adverse effect on our business, financial position, results of operations and cash flows.
Delinquency rates can have a significant impact on our revenues and expenses and the value of our MSR. For example, an increase in delinquencies may result in lower revenues because, for some GSE and other business, we may only collect servicing fees for performing loans. Additionally, while increased delinquencies may generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated and are generally only recognized as revenue upon collection. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts. Delinquencies can also increase our liability for servicing advances, as we may be required to advance certain payments early in a delinquency, which could impact our liquidity. An increase in delinquencies has in the past resulted, and will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers. Further, increases in delinquencies could result in lower servicer ratings, the termination of our subservicing contracts or the transfer of servicing away from us, which in turn could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.
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
For example, if Freddie Mac terminated us as a servicer without cause, we would have a right to a specified termination fee; however, if Freddie Mac terminated us as servicer for cause, we would not have any right to a termination fee or other consideration in connection with such termination and the related transfer of servicing rights to another servicer. Events that could allow Freddie Mac to terminate Ditech Financial for cause as servicer of some or all of the Freddie Mac loans we service include, without limitation, the impending or actual insolvency of Ditech Financial or an affiliate thereof; the filing of a voluntary petition by Ditech Financial or an affiliate thereof under federal bankruptcy or state insolvency laws; Ditech Financial’s failure to maintain qualified staff and/or adequate facilities to assure the adequacy of servicing of Freddie Mac loans; any weakness or notable change in the financial or organizational status or management of Ditech Financial or an affiliate thereof, including any adverse change in profitability or liquidity that, in the opinion of Freddie Mac, could adversely affect Freddie Mac; Ditech Financial’s failure to meet any eligibility requirement, including failure to maintain acceptable net worth; Ditech Financial having delinquency rates or REO rates higher than certain averages; and Freddie Mac’s determination that Ditech Financial’s overall performance is unacceptable (taking into account, among other things, scorecard results that rate absolute and comparative performance with respect to various measures such as loss mitigation, workout effectiveness, default timeline management, data integrity, investor reporting and alternatives to foreclosure).
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
If Fannie Mae or Freddie Mac were to terminate us as an approved servicer, or transfer or otherwise terminate a material portion of our servicing rights, this could materially and adversely affect our business, financial condition, liquidity and results of operations.

Ginnie Mae, with respect to GMBS for which we are the issuer and the servicer of the underlying mortgage loans, may terminate Ditech Financial as the issuer of such mortgage-backed securities and as servicer of such loans, with cause, and in connection therewith transfer the related servicing rights to a third party.
Under the terms of the Ginnie MBS Guide and the required Ginnie Mae Guaranty Agreement that is executed in connection with each GMBS we issue (together with related documents, the Ginnie Mae Guaranty Agreement), Ginnie Mae may terminate Ditech Financial for cause as the issuer of GMBS and as servicer of the underlying mortgage loans, and transfer all of our rights as issuer and servicer, including the servicing rights relating to the mortgage loans underlying the GMBS issued by us, to a third party without payment to us of any consideration in connection therewith. Events that could allow Ginnie Mae to terminate us as issuer and servicer include, without limitation, the impending or actual insolvency of Ditech Financial; any withdrawal or suspension of Ditech Financial’s status as an approved mortgagee by FHA or an approved seller/servicer by Fannie Mae or Freddie Mac; or any change to Ditech Financial’s business condition that materially and adversely affects its ability to carry out its obligations as an approved Ginnie Mae issuer. A default by Ditech Financial’s affiliate, RMS, under RMS’s Ginnie Mae Guaranty Agreements may also result in an event of default under Ditech Financial’s Ginnie Mae Guaranty Agreement under a cross-default agreement among Ginnie Mae, Ditech Financial and RMS, which could result in our termination as issuer and servicer of all GMBS and HMBS. If we were to have our Ginnie Mae issuer and servicing rights transferred or otherwise terminated, this could materially and adversely affect our business, financial condition, liquidity and results of operations.
Our subservicing clients can typically terminate our subservicing contracts with or without cause.
As of December 31, 2017, we were the subservicer for 0.7 million accounts with an unpaid principal loan balance of $102.7 billion. These subserviced accounts represented approximately 49% of our total servicing portfolio based on unpaid principal loan balance at that date. Our largest subservicing customer, NRM, represented approximately 69% of our total subservicing portfolio based on unpaid principal loan balance on December 31, 2017. Our next largest subservicing customer represented approximately 21% of our total subservicing portfolio based on unpaid principal loan balance on December 31, 2017. Under our subservicing contracts, the primary servicers for whom we conduct subservicing activities have the right to terminate such contracts, with or without cause, with generally 60 to 90 days’ notice to us. In some instances, our subservicing contracts require payment to us of deboarding, deconversion or other fees in connection with any termination thereof, while in other instances there is little to no consideration owed to us in connection with the termination of a subservicing contract.
For example, if NRM fails to renew the NRM Subservicing Agreement, it will owe Ditech Financial a deconversion fee. If NRM elects to terminate the NRM Subservicing Agreement without cause, it will owe Ditech Financial a deconversion fee and be responsible for certain servicing transfer costs. NRM may also terminate the NRM Subservicing Agreement immediately for cause upon the occurrence of certain events, some of which have already occurred with respect to certain mortgage loans being subserviced by us under such agreement as described herein. Upon any termination of the NRM Subservicing Agreement by NRM for cause, Ditech Financial will not be entitled to receive any deconversion fee, will be responsible for certain servicing transfer costs and will owe NRM a transfer fee if such termination occurs within five years from the effective date of the agreement.
Additionally, from time to time, clients for whom we conduct subservicing activities could sell the mortgage servicing rights relating to some or all of the loans we subservice for such client, which could lead to a termination of our subservicing engagement with respect to such mortgage servicing rights and a decrease in our subservicing revenue.
If subservicing agreements relating to a material portion of our servicing portfolio were to be terminated, this would materially and adversely affect our business, financial condition, liquidity and results of operations. We expect to continue to seek additional subservicing opportunities, which could exacerbate these risks.
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
Our strategy contemplates that, over the next several years, we will capture significant market share and increase revenue in our originations business, driven primarily from increased outbound contact efforts and improved retention. We face many challenges in seeking to implement that strategy. For example, during the next several years we expect the overall size of the national mortgage market will shrink, reflecting the end of key government refinancing programs (such as HARP) and potentially rising interest rates. To achieve our goals, we will need to reorient our originations group to have a greater focus on purchase money mortgages, whereas historically we have emphasized refinancings and have originated relatively few purchase money mortgages, except through our correspondent channel. We are still developing our marketing plans, including digital marketing, to build the purchase money business. In addition, we will need to attract new customers who are not customers of our servicing operations, and to do that we will need to develop new marketing approaches and outbound calling and contact methods and may need to introduce new technologies, such as mobile technologies and the ability to take mortgage applications through our website. We will need to hire and train significant numbers of new loan officers and other employees to support our outbound efforts. We expect to maintain or expand our correspondent channel, and will continue to face intense competition and margin pressure in that area. Many of the elements of the origination strategy require us to do things we have not done in the past, and our efforts may not be successful or may be more expensive and time consuming than we expect. Our implementation efforts will also be dependent upon third parties, such as technology and marketing vendors. If we are unsuccessful in expanding our originations business according to our plans, this could have a material adverse effect on our business, financial position, results of operations and cash flows.
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

Antidiscrimination statutes, such as the Fair Housing Act and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the DOJ and CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a “disparate impact” on protected classes. These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a “disparate impact” on protected classes. While the U.S. Supreme Court has held that the “disparate impact” theory applies to cases brought under the Fair Housing Act, the U.S. Supreme Court was not presented with, and did not decide, the question of whether the theory applies under the ECOA. Thus, it remains unclear whether and to what extent the “disparate impact” theory applies under the ECOA and, as a result, we and the residential mortgage industry must attempt to comply with shifting and potentially conflicting interpretations as to such application, and we could be exposed to potential liability for any failure to comply.
The expiration of, or changes to, government mortgage modification, refinancing or other programs could adversely affect future revenues.
Under HAMP, HARP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any mortgage refinancing or modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. We participate in and have dedicated numerous resources to HAMP and HARP, benefiting from fees and from significant loan originations volumes. The HAMP application deadline was December 31, 2016 and the HARP program is scheduled to expire on December 31, 2018. As a result of the termination or expiration of these programs, our refinancing and modification volumes, revenues and margins are expected to decline in 2018. Further changes in the legislation or regulations relating to these or other loan modification programs, including changes to borrower qualification requirements, could have a material adverse effect on our business, financial condition and results of operations. Termination or expiration of the HAMP or HARP programs could have a significant adverse effect on our originations volumes, revenues and margins.
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
We believe that our maximum repurchase exposure under such contracts is the origination UPB of all mortgage loans we have sold or securitized. At December 31, 2017, our maximum exposure to repurchases due to potential breaches of representations and warranties was $69.0 billion and was based on the original UPB of loans sold from the beginning of 2013 through the year ended December 31, 2017, adjusted for voluntary payments made by the borrower on loans for which we perform servicing. To recognize the potential mortgage loan repurchase or indemnification losses, we have recorded a reserve of $16.8 million at December 31, 2017. In 2017, we incurred losses of $1.7 million related to such indemnification and repurchase activity. If our mortgage loan originations increase in the future, our indemnification and repurchase requests may also increase. During periods of elevated mortgage payment delinquency rates and declining housing prices, originators have experienced, and may in the future continue to experience, an increase in loan repurchase and indemnification claims due to actual or alleged breaches of representations and warranties in connection with the sale or servicing of mortgage loans. The estimate of our loan repurchase and indemnification liability is subjective and based upon our projections of the future incidence of loan repurchase and indemnification claims, as well as loss severities. Losses incurred in connection with loan repurchase and indemnification claims may be in excess of our estimates (including our estimate of liabilities we will assume in an acquisition and factor into our purchase price). Our reserve for indemnification and repurchase obligations may increase in the future. If we are required to make indemnification payments with respect to, and/or repurchase, mortgage loans that we originate and sell or securitize in amounts that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.
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
Our reverse mortgage business generated significant losses before income tax in each of 2016 and 2017. We expect to continue to generate losses in that segment. We service a substantial portfolio of reverse loans and expect to incur continued losses on that servicing activity. We expect these losses will be driven by the costs of servicing defaulted reverse loans that are a part of our securitized portfolio, including appraisal-based claims, shortfalls between the debenture rate we receive on defaulted loans and the note rate we must continue to pay, property preservation expenses, curtailment costs and other servicing costs. To mitigate the expected losses in the reverse segment, in 2017 we ceased originating new reverse mortgages, having concluded that the cost of expanding the originations business was no longer justified based on probabilities of successfully growing that business to scale. We will continue to fund undrawn amounts available to borrowers of reverse loans we have made. We expect our results to continue to include meaningful revenues from HECM IDL funding activity for the next several years; however, such amounts will be lower in the following years due to our decision to exit the originations business.
We have been evaluating options for our reverse mortgage business, including the possibility of selling some or all of its assets or pursuing alternative solutions for the business in collaboration with other parties. We cannot be certain whether or on what terms we will be able to consummate any transaction involving our reverse mortgage business or whether any such transaction would reduce our expected reverse mortgage losses. As of December 31, 2017, the net carrying value of our Reverse Mortgage segment securitized loan book was a net liability of approximately $84.2 million.
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
We had a curtailment obligation liability of $106.1 million at December 31, 2017 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. We assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the year ended December 31, 2017, we recorded a provision, net of expected third-party recoveries, related to the curtailment liability of $14.0 million. We have potential estimated maximum financial statement exposure for an additional $147.7 million related to similar claims, which are reasonably possible, but which we believe are primarily the responsibility of third parties (e.g., prior servicers and/or credit owners). Our potential exposure to a substantial portion of this additional risk relates to the possibility that such third parties may claim that we are responsible for the servicing liability or that we exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations continue to be an industry issue. While we are pursuing, and will continue to pursue, mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure, we cannot assure you that any such efforts will be successful.
We had a curtailment obligation liability of $34.8 million at December 31, 2017 related to Ditech Financial's mortgage loan servicing, which we assumed through an acquisition of servicing rights. We are obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.

We cannot assure you that we will not discover additional facts resulting in changes to our estimated liability. To the extent we are required to record additional amounts as liabilities, there may be an adverse impact on our results of operations or financial condition.
See Item 3. Legal Proceedings and Note 30 to our Consolidated Financial Statements for additional information.
We may be unable to fund our HECM repurchase obligations, and/or face delays in our ability to make such repurchases, or we may be unable to convey repurchased HECM loans to the FHA, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.
We issue HMBS collateralized by HECM loans we originated and HECM tails. Under the Ginnie Mae HMBS program, we are required to repurchase a HECM loan from an HMBS pool we have issued when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount. There can be no assurance that we will have access to the funding necessary to satisfy our repurchase obligations, particularly if our actual repurchase obligations materially exceed our estimated repurchase obligations. See the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
When we repurchase a HECM loan that is not in default from an HMBS pool, we must fund such repurchase until we convey the repurchased HECM loan to and receive reimbursement from the FHA, which generally occurs within 90 days of repurchase (assuming the repurchased loan continues to perform during such time and there are no other factors that cause a delay in conveying the repurchased HECM loan to the FHA). If a repurchased HECM loan goes into default (e.g., if the borrower has failed to pay real estate taxes or property insurance premiums) following our repurchase of such loan from an HMBS pool but prior to our conveyance of such loan to the FHA, or is in default at the time we repurchase such loan from an HMBS pool, the FHA will not accept such loan and we must continue to service such loan until the default is cured or we otherwise satisfy FHA requirements relating to foreclosure of the loan and sell the underlying property. Thus, we are exposed to financing risk when we must repurchase a HECM loan from an HMBS pool, which risk is exacerbated if such loan is in default at the time of repurchase or goes into default prior to our conveyance of such loan to the FHA. In addition, we may be exposed to risk of loss of principal when a HECM loan goes into default, which risk is exacerbated for defaulted loans we seek to foreclose upon. Foreclosure of a HECM loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed HECM loan, especially in circumstances where we make an appraisal-based claim to the FHA with respect to a HECM loan because we have not been able to liquidate the underlying property for an acceptable price within the timeframe established by the FHA. The number of appraisal-based claims we make to the FHA is impacted by a variety of factors, including real estate market conditions and the geographic composition of our HECM loan portfolio. If we make a significant number of appraisal-based claims to the FHA this could have a material adverse effect on our business, liquidity, financial condition and results of operations.
During 2017, our HECM repurchases amounted to approximately $1.3 billion, with a balance of approximately $808.5 million at the end of 2017, an increase from approximately $347.0 million at the end of 2016. We expect our repurchase obligations to increase through 2018 and in subsequent years, but the amount of repurchase obligations we will incur in any specific period in the future is uncertain, as it will be affected by, among other things, the rate at which borrowers draw down on amounts available under their HECM loans. In addition, the balance of funds we must commit to repurchases (and the related cost of such funding) will depend in part on how long we must hold and service such loans after repurchasing them, and recent regulatory changes and practices have adversely affected the amount of time we must hold and service such loans following repurchase. As our funding needs increase for repurchased HECMs, we will seek to enter into new, or increase the capacity of existing, lending facilities to provide a portion of such funds; however, we cannot be certain such new facilities will be available or that our existing facilities will be extended or increased.
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
In order to service HECM loans, RMS must maintain its status as an approved FHA mortgagee and an approved Ginnie Mae issuer and servicer. RMS must comply with FHA’s and Ginnie Mae’s respective regulations, guides, handbooks, mortgagee letters and all participants’ memoranda. If RMS defaults under its program obligations to Ginnie Mae, Ginnie Mae has a right to terminate the approved status of RMS, seize the MSR of RMS without compensation (which includes the right to be reimbursed for outstanding advances from the FHA), demand indemnification for its losses, and impose administrative sanctions, which may include civil money penalties.
Each of our subsidiaries that is a Ginnie Mae issuer (i.e. Ditech Financial and RMS) has also entered into a cross default agreement with Ginnie Mae, which provides that, upon the default by a subsidiary under an applicable Ginnie Mae program agreement, Ginnie Mae will have the right to (i) declare a default on all other pools and loan packages of that subsidiary and all pools and loan packages of any affiliated Ginnie Mae issuer that executed the cross default agreement and (ii) exercise any other remedies available under applicable law against each of the affiliated Ginnie Mae issuers. As a result, a default by RMS under its obligations to Ginnie Mae could lead to Ginnie Mae declaring a default by Ditech Financial in relation to its obligations to Ginnie Mae.
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
We have originated and continue to service HECM loans under which the borrower has additional undrawn borrowing capacity in the form of undrawn lines of credit. We are obligated to fund future borrowings drawn on that capacity. As of December 31, 2017, our commitment to fund additional borrowing capacity was $1.0 billion. In addition, we are required to make interest payments on HMBS issued in respect of HECM loans and to pay mortgage insurance premiums on behalf of HECM borrowers. We normally fund these obligations on a short-term basis using our cash resources, and from time to time securitize these amounts (along with our servicing fees) through the issuance of tails. If our cash resources are insufficient to fund these amounts and we are unable to fund them through the securitization of such tails, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

A downgrade in our credit ratings could negatively affect our cost of, and ability to access, capital.
Our ability to obtain adequate and cost effective financing depends in part on our credit ratings. Our credit ratings have been downgraded in the past, and are subject to revision, including downgrade, or withdrawal at any time by the assigning rating agency. A negative change in our ratings outlook or any downgrade in our current credit ratings by the rating agencies that provide such ratings could adversely affect our cost of borrowing and/or access to sources of liquidity and capital. Such a downgrade could adversely affect our access to the public and private credit markets and increase the costs of borrowing under available credit lines, which could adversely affect our business, financial condition, results of operations and cash flows. Refer to the Ratings section under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information relating to our credit ratings.
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
We currently use derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. We may also enter into commitments to purchase MBS as part of our overall hedging strategy. In the future, we may seek to manage our interest rate exposure by using interest rate swaps and options. The nature and timing of hedging transactions may influence the effectiveness of a given hedging strategy, and no hedging strategy is consistently effective. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not completely offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available at all, or at favorable terms, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition or results of operations.
Additional risks related to hedging include:

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	a court could rule that such an agreement is not legally enforceable.

Technology failures or cyber-attacks against us or our vendors could damage our business operations and reputation, increase our costs, and result in significant third-party liability.
The financial services industry as a whole is characterized by rapidly changing technologies. System disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion (e.g., cyber-attack), computer viruses and disabling devices, natural disasters and other similar events, may interrupt or delay our ability to provide services to our borrowers. Security breaches (which we have experienced and may in the future experience), acts of vandalism and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we use to protect our borrowers' personal information and transaction data. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third-party liability, and this could adversely affect our business, financial condition or results of operations. See the Cybersecurity section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information relating to cybersecurity.
We transitioned a significant portion of our mortgage servicing business to MSP, a mortgage and consumer loan servicing platform, and problems relating to the transition to, and implementation of, MSP have interfered with, and could continue to interfere with, our business and operations.
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
Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending, loan servicing, debt collection practices, corporate governance, and our Chapter 11 Case, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from complaints filed with regulators, social media and traditional news media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.
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

Our current business plan contemplates that we will accelerate our integration and centralization, many parts of which we acquired in transactions over several years. We believe that such integration will enable us to achieve considerable cost savings and increases in efficiency and operational oversight. However, there are costs associated with implementing integration changes and there are considerable risks involved in such integration efforts, including the risks of operational breakdowns and unwanted personnel losses during the period of transition. We may be unsuccessful in implementing our integration plan on time or at all, and the integration efforts could be more costly than expected and could yield lower savings and efficiency benefits than planned. If we are not able to successfully combine the acquired businesses and assets with ours within the anticipated time frame, or at all, the anticipated benefits of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected, the combined businesses and assets may not perform as expected, and the value of our common stock may be adversely affected.
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
At December 31, 2017, we had $47.7 million of goodwill and $8.7 million of other intangible assets. We evaluate goodwill for impairment at the reporting unit level as of October 1 of each year, or whenever events or circumstances indicate potential impairment. A significant decline in our reporting unit performance, increases in equity capital requirements, increases in the estimated cost of debt or equity, a significant adverse change in the business climate or a sustained decline in the price of our common stock may necessitate our taking charges in the future related to the impairment of our goodwill. We incurred impairment charges of $326.3 million during 2016. We are likely to continue to be impacted in the near term by certain company-specific matters, overall market performance within the sector, and a continued level of regulatory scrutiny. As a result, market capitalization, overall economic and sector conditions and other events or circumstances, including the ability to execute on our strategic objectives, amongst other factors, will continue to be regularly monitored by management. Unanticipated outcomes in these areas may result in an impairment of goodwill and/or intangible assets and have a related impact on income taxes in the future. If we determine that our goodwill or another intangible asset is impaired, we may be required to record additional significant charges to earnings that could adversely affect our financial condition and operating results.
We identified material weaknesses in our internal controls over financial reporting for the year ended December 31, 2016, one of which has not been remediated as of December 31, 2017. Further, an additional material weakness in internal controls over financial reporting was identified for the year ended December 31, 2017. If we do not adequately address these material weaknesses, if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting in the future, or if we otherwise do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results, which may materially adversely affect our business and financial condition.
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
We concluded at December 31, 2016 that there were material weaknesses in internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities and to the technical review of the valuation of deferred tax assets, which caused us to restate our Annual Report on Form 10-K for the year ended December 31, 2016. While we have completed the steps necessary to remediate the material weakness over deferred tax asset valuation, we have concluded that the steps taken to remediate the material weakness associated with Ditech Financial default servicing activities were not effective. Accordingly, this material weakness remains as of December 31, 2017. Further, a new material weakness was identified for the year ended December 31, 2017 related to the accuracy of the data utilized in the valuation calculation of fair value of MSR.
While we continue to take actions to improve the effectiveness of our internal controls over financial reporting and remediate the material weaknesses, if our remediation efforts are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. Refer to Part II, Item 9A. Controls and Procedures for further information regarding these material weaknesses and our related remediation plans.
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

If we fail to maintain compliance with the continued listing standards of the NYSE, it may result in the delisting of our common stock from the NYSE and have other negative implications under our material agreements with lenders and counterparties.
Our common stock is currently listed for trading on the NYSE, and the continued listing of our common stock on the NYSE is subject to our compliance with a number of listing standards. On August 11, 2017, we received written notification from the NYSE that we were considered to be out of compliance with a NYSE continued listing standard because our average global market capitalization over a consecutive 30 trading-day period had fallen below $50.0 million at the same time our stockholders' equity was less than $50.0 million.
Pursuant to the Prepackaged Plan, as described herein, on February 9, 2018, our previously existing common stock was canceled and we issued common stock that began trading on the NYSE on February 12, 2018. On February 28, 2018, we received a notice from the NYSE that we remain out of compliance with the market capitalization and stockholders’ equity continued listing requirement.
We are working with the NYSE to maintain the listing of our common stock.
If we are unable to cure any event of noncompliance with any continued listing standard of the NYSE within the applicable timeframe and other parameters set forth by the NYSE, or if we fail to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of our common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, our common stock. If our common stock is delisted from the NYSE, this could also have negative implications on our business relationships and under our material agreements with lenders and other counterparties.
Our business could suffer if we fail to attract, or retain, highly skilled senior managers and other employees and changes in our executive management team have been and may be disruptive to, or cause uncertainty in, our business.
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
The experience of our senior managers is a valuable asset to us. While our senior management team has significant experience in the residential loan originations and servicing industry, we have recently experienced significant senior management turnover, including with our Chief Executive Officer and Chief Financial Officer. On February 20, 2018, Anthony N. Renzi stepped down from his position as Chief Executive Officer and President of the Company, and the Board appointed Jeffrey P. Baker to serve as Interim Chief Executive Officer and President of the Company, while continuing in his role as President of RMS. We continue to evaluate internal and external candidates to serve as permanent Chief Executive Officer and President, and have engaged an executive search firm to assist in that process. On February 1, 2018, Gerald A. Lombardo joined the Company and, effective February 9, 2018, succeeded Gary Tillett as Chief Financial Officer. Disruptions in management continuity could result in operational or administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price, and may make recruiting for future management positions more difficult or costly. The loss of the services of our senior managers, or our recent, or any future, turnover at the senior management level, as well as risks associated with integrating a significant number of senior level employees into our operations and potential disruptions if one or more of the new employees are not successful, could adversely affect our business.

Our failure to deal appropriately with potential conflicts of interest relating to our relationship with WCO could damage our reputation, expose us to regulatory and other risks, and adversely affect our business.
Certain of our current and former officers, employees and/or Board members have served, or currently serve, as officers and/or Board members of WCO, which could create the perception of conflicts of interest between such persons’ duties to us and their duties to WCO. In addition, potential conflicts of interest could develop regarding various other matters in connection with the recently completed sale of substantially all of WCO’s assets and WCO’s subsequent, ongoing liquidation. We attempt to manage such potential conflicts through our practices, our internal compliance policies and procedures, and the policies and agreements we negotiated with WCO, although no assurance can be given that conflicts have not, and will not in the future, nevertheless arise.
Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or perceived conflicts of interest. It is possible that potential or perceived conflicts could give rise to disagreements with WCO or regulatory enforcement actions as a result of GTIM’s prior obligations as the investment advisor to WCO, or result in a breach of the restrictive covenants contained in our debt agreements. Regulatory scrutiny of, or litigation in connection with, conflicts of interest or other matters relating to our relationship with WCO could have a material adverse effect on our reputation, hamper our ability to raise additional funds or to achieve certain of our strategic objectives, discourage counterparties to do business with us, and damage our investment in WCO, and could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Risks Related to Our Organization and Structure
Certain provisions of Maryland law and our Articles of Amendment and Restatement could prevent a change of control or limit stockholders' influence on the management of our business.
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
Our Articles of Amendment and Restatement provide that our Board of Directors is classified. The Preferred Stock Directors, serving in Class I and Class II, were designated by our Senior Noteholders and the Common Stock Directors, serving in Class III, were designated by us. The initial terms of the Class I directors will expire at our annual meeting in 2018, the Class II directors in 2019 and the Class III directors in 2020, with directors being elected thereafter to serve three-year terms. During the period commencing on the Effective Date and terminating on February 9, 2020, for so long as any preferred stock is outstanding, only the holders of preferred stock, voting separately as a class, will be entitled to elect Preferred Stock Directors, and Preferred Stock Directors will be nominated by, and Preferred Stock Director vacancies will be filled by, the Preferred Stock Directors then in office. During such period, only the holders of our successor common stock, voting separately as a class, will be entitled to elect the Common Stock Directors, and Common Stock Directors will be nominated by, and Common Stock Director vacancies will be filled by, the Common Stock Directors then in office.
From the Effective Date to and including August 9, 2019, we may not, without the approval of at least seven (7) of the nine (9) members of the Board of Directors then in office, (i) sell all or substantially all of our assets, (ii) enter into any transaction pursuant to which a change in control (as defined in the Articles of Amendment and Restatement) would occur, (iii) increase or decrease the size of the Board of Directors, or (iv) amend, alter or repeal certain provisions of our Articles of Amendment and Restatement.
Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our Board of Directors may, without stockholder approval, classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Directors may establish a class or series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock.
Our common stock price may experience substantial volatility, which may affect your ability to sell our common stock at an advantageous price.
The market price of our common stock has been and may continue to be volatile. Any such volatility may affect the ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to a variety of factors, including our emergence from bankruptcy on February 9, 2018 and the transactions executed by us in connection therewith, our available liquidity, public announcements we may make from time to time, and a variety of additional factors including, without limitation, those set forth under these “Risk Factors.”
Our preferred stock and warrants may adversely affect the market price of our common stock.
The market price of our common stock may be influenced by our preferred stock and warrants. The market price of our common stock could become more volatile and could be depressed by investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of the preferred stock or exercise of warrants; possible sales of our common stock by investors who view our preferred stock or warrants as a more attractive means of equity participation than owning our shares of common stock; and hedging or arbitrage trading activity that may develop involving our preferred stock, warrants and common stock.
Future sales of our common stock in the public market or the issuance of securities senior to our common stock, or the perception that these sales may occur, could adversely affect the trading price of our common stock and our ability to raise funds in stock offerings.
A significant number of our shares of common stock may be held by a relatively small number of investors. Further, we entered into a Registration Rights Agreement with certain investors in our common stock, warrants and preferred stock pursuant to which we have agreed to file a registration statement with the SEC to facilitate potential future sales of securities. Sales by us or our stockholders of a substantial number of shares of our common stock in the public markets, or even the perception that these sales might occur (such as upon the filing of the aforementioned registration statement), could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

We are currently authorized to issue 100,000,000 shares of stock, consisting of 90,000,000 shares of common stock and 10,000,000 shares of preferred stock, including 100,000 shares of preferred stock, having the preferences, conversion rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption set forth in the Articles Supplementary. As of March 23, 2018, we had outstanding 4,252,500 shares of common stock and warrants to purchase an aggregate of 12,993,750 shares of our common stock. In addition, as of March 23, 2018, we have 11,497,500 shares of common stock reserved for issuance upon conversion of the preferred stock.
We have also reserved an additional 3,193,750 shares for future issuance to our directors, officers and employees pursuant to our equity incentive plan. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock.
We may issue common stock or other equity securities, including additional preferred stock, senior to our common stock (in terms of dividends, liquidation rights or voting rights) in the future for a number of reasons, including to finance acquisitions and to satisfy our obligations upon the exercise of warrants or conversion of preferred stock, or for other reasons. We cannot predict the effect, if any, that future sales or issuances of shares of our common stock or other equity securities, or the availability of shares of common stock or such other equity securities for future sale or issuance, will have on the trading price of our common stock.
SEC rules for determining beneficial ownership under the Exchange Act, as applied to our capital structure, may increase the likelihood of relatively small holders (on an economic interest basis) of our securities becoming subject to Section 13 and Section 16 of the Exchange Act, which may negatively impact the market for such securities.
Beneficial owners of more than 10% of our outstanding common stock are subject to reporting requirements in respect of their initial ownership of and subsequent transactions in our common stock, pursuant to Section 13 and Section 16 of the Exchange Act. Under our capital structure, the number of shares of common stock issuable upon conversion or exercise of preferred stock or warrants is substantially larger than the number of currently outstanding shares of common stock. SEC rules for calculating beneficial ownership provide that a holder of our preferred stock or warrants would include the common stock issuable to such holder upon the conversion or exercise of such securities in both the ownership (numerator) and total shares outstanding (denominator). For purposes of determining the beneficial ownership under the Exchange Act of any holder of our common stock, preferred stock or warrants, the number of shares outstanding (denominator) does not include the amount of common stock that would be outstanding if all outstanding shares of preferred stock or warrants were converted or exercised, the impact of which would be significantly dilutive. Accordingly, holders of our common stock, preferred stock and warrants may be deemed to have beneficial ownership that significantly exceeds their underlying economic interest, causing them to possibly become subject to Section 16 and/or Section 13 of the Exchange Act.
The composition of our Board of Directors has changed significantly upon emergence from Chapter 11.
The Prepackaged Plan caused the composition of our Board of Directors to change significantly. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board of Directors and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.
The Prepackaged Plan was based in part upon assumptions, projections and analyses developed by us. If these assumptions, projections and analyses prove to be incorrect in any material respect, the expected business and financial performance contemplated by the Prepackaged Plan may not be successfully implemented.
The Prepackaged Plan was based in part on assumptions and analyses based on our experience and perception of historical trends, current conditions at the time and expected future developments, as well as other factors that we considered appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to: (i) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (ii) our ability to retain key employees; and (iii) the overall strength and stability of general economic conditions and the mortgage servicing and originations industry. The failure of any of these factors could materially adversely affect the success of our businesses.

Risks Related to Our Relationship with Walter Energy
We may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for 2009 and prior tax years. We cannot predict how Walter Energy’s recent bankruptcy filing in Alabama may affect the outcome of these matters.
We may become liable for U.S. federal income taxes allegedly owed by the Walter Energy consolidated group for 2009 and prior tax years. Under federal law, each member of a consolidated group for U.S. federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it was a member of the consolidated group at any time during such year. Certain of our former subsidiaries (which were subsequently merged or otherwise consolidated with certain of our current subsidiaries) were members of the Walter Energy consolidated tax group prior to our spin-off from Walter Energy on April 17, 2009. As a result, to the extent the Walter Energy consolidated group’s federal income taxes (including penalties and interest) for such tax years are not favorably resolved on the merits or otherwise paid, we could be liable for such amounts.
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
On November 5, 2015, Walter Energy, together with certain of its subsidiaries, entered into the Walter Energy Asset Purchase Agreement with Coal Acquisition, a Delaware limited liability company formed by members of Walter Energy’s senior lender group, pursuant to which, among other things, Coal Acquisition agreed to acquire substantially all of Walter Energy’s assets and assume certain liabilities, subject to, among other things, a number of closing conditions set forth therein. On January 8, 2016, after conducting a hearing, the Alabama Bankruptcy Court entered an order approving the sale of Walter Energy's assets to Coal Acquisition free and clear of all liens, claims, interests and encumbrances of the debtors. The sale of such assets pursuant to the Walter Energy Asset Purchase Agreement was completed on March 31, 2016 and was conducted under the provisions of Sections 105, 363 and 365 of the Bankruptcy Code. Based on developments in the Alabama bankruptcy proceedings following completion of this asset sale, such asset sale appears to have resulted in (i) limited value remaining in Walter Energy’s bankruptcy estate and (ii) to date, limited recovery for certain of Walter Energy’s unsecured creditors, including the IRS.
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
On January 30, 2017, the Alabama Bankruptcy Court held a hearing at which it denied the IRS's request for entry of a judgment and announced its intent to grant Walter Energy's motion to convert. The Alabama Bankruptcy Court entered an order on February 2, 2017 converting Walter Energy's Chapter 11 bankruptcy to a Chapter 7 liquidation. During February 2017, Andre Toffel was appointed Chapter 7 trustee of Walter Energy's bankruptcy estate.

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
Furthermore, the Tax Separation Agreement provides that Walter Energy has, in its sole discretion, the exclusive right to represent the interests of the consolidated group in any audit, court proceeding or settlement of a claim with the IRS for the tax years in which certain of our former subsidiaries were members of the Walter Energy consolidated tax group. However, in light of the conversion of Walter Energy’s bankruptcy proceeding from a Chapter 11 proceeding to a Chapter 7 proceeding, we may choose to take a direct role in proceedings involving the IRS’s claim for tax years in which we were a member of the Walter Energy consolidated tax group. Moreover, the Tax Separation Agreement obligates us to take certain tax positions that are consistent with those taken historically by Walter Energy. In the event we do not take such positions, we could be liable to Walter Energy to the extent our failure to do so results in an increased tax liability or the reduction of any tax asset of Walter Energy. These arrangements may result in conflicts of interests between us and Walter Energy, particularly with regard to the Walter Energy bankruptcy proceedings described above.
Lastly, according to its public filings, Walter Energy’s 2009 tax year is currently under audit. Accordingly, if it is determined that certain distribution taxes and other amounts are owed related to our spin-off from Walter Energy in 2009, we may be liable under the Tax Separation Agreement for all or a portion of such amounts.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our executive and principal administrative office and our Originations segment are located in Fort Washington, Pennsylvania in a 191,000 square foot facility, which is leased under a long-term lease. Our Servicing segment has centralized servicing operations located in Saint Paul, Minnesota, Tempe, Arizona, Rapid City, South Dakota and Jacksonville, Florida in leased office space ranging between 58,000 and 171,000 square feet. Our Reverse Mortgage segment operations centers lease office space of 34,000 and 68,000 square feet in Charlotte, North Carolina and Houston, Texas, respectively. Certain administrative and corporate operations and other activities included in our Other non-reportable segment are conducted at our Tampa, Florida location in approximately 29,000 square feet of leased office space. In addition, our field servicing and regional operations lease approximately 25 smaller offices located throughout the U.S. Our lease agreements have terms that expire through 2026, exclusive of renewal option periods. We believe that our leased facilities are adequate for our current requirements.
We are continuing to review our assets and activities and are advancing analysis and developing strategies with respect to any assets and activities we no longer deem to be a core part of the Company's operations. Our Irving, TX location was closed during 2017, and our remaining sites continue to undergo strategic review, which could result in additional site closings or other outcomes. We are also reevaluating our previously disclosed intention to consolidate, over time, our operations into three Ditech sites - Fort Washington, PA; Jacksonville, FL; and Tempe, AZ; and one RMS site - Houston, TX.

ITEM 3. LEGAL PROCEEDINGS
We are, and expect that, from time to time, we will continue to be involved in litigation, arbitration, examinations, inquiries, investigations and claims. These include pending examinations, inquiries and investigations by governmental and regulatory agencies, including but not limited to state attorneys general and other state regulators, Offices of the U.S. Trustees and the CFPB, into whether certain of our residential loan servicing and originations practices, bankruptcy practices and other aspects of our business comply with applicable laws and regulatory requirements.
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
Chapter 11 Case
On November 30, 2017, Walter Investment Management Corp. filed a Bankruptcy Petition under the Bankruptcy Code to pursue the Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the Prepackaged Plan. On February 9, 2018, the Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the Chapter 11 Case. The Company continued to operate throughout the Chapter 11 Case and upon emergence changed its name to Ditech Holding Corporation. From and after effectiveness of the Prepackaged Plan, the Company has continued, in its previous organizational form, to carry out its business. On the Effective Date, all of our previously existing equity interests, including our predecessor common stock, were canceled. Our obligations under the Convertible Notes and Senior Notes, except to the limited extent set forth in the Prepackaged Plan, were also extinguished. For a more detailed discussion of our emergence, refer to the Emergence from Reorganization Proceedings under Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Analysis.
During the pendency of the Chapter 11 Case, the Bankruptcy Court granted relief enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the pre-petition claims of certain of our vendors. For goods and services provided following the Petition Date, we paid vendors in full under normal terms.
Other Legal Matters
RMS received a subpoena dated June 16, 2016 from the Office of Inspector General of HUD requiring RMS to produce documents and other materials relating to, among other things, the origination, underwriting and appraisal of reverse mortgages for the time period since January 1, 2005. RMS subsequently received an additional subpoena from the Office of Inspector General of HUD dated January 12, 2017 requesting certain documents and information relating to the origination and underwriting of certain specified loans. This investigation, which is being conducted in coordination with the U.S. Department of Justice, Civil Division, could lead to a demand or claim under the False Claims Act, which allows for penalties and treble damages, or other statutes.
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
We are involved in litigation, including putative class actions, and other legal proceedings concerning, among other things, lender-placed insurance, private mortgage insurance, bankruptcy practices, property preservation practices, servicing/foreclosure fees and costs, employment practices, the Consumer Financial Protection Act, the Fair Debt Collection Practices Act, the TCPA, the Fair Credit Reporting Act, TILA, RESPA, EFTA, the ECOA, and other federal and state laws and statutes. In addition, there have been various legal and regulatory developments in Nevada regarding liens asserted by HOAs for unpaid HOA assessments. Credit owners may assert claims against servicers such as Ditech Financial for failure to advance sufficient funds to cover unpaid HOA assessments and protect the credit owner’s interest in the subject property. We service numerous loans in Nevada and are involved in litigation and other legal proceedings affected by, or related to, these HOA matters.
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
A federal securities fraud complaint was filed against the Company, George M. Awad, Denmar J. Dixon, Anthony N. Renzi, and Gary L. Tillett on March 16, 2017. The case, captioned Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-02025-JCJ, is pending in the Eastern District of Pennsylvania. The court has appointed a lead plaintiff in the action who filed an amended complaint on September 15, 2017. The amended complaint seeks monetary damages and asserts claims under Sections 10(b) and 20(a) of the Exchange Act during a class period alleged to begin on August 9, 2016 and conclude on August 1, 2017. The amended complaint alleges that: (i) defendants made material misstatements about the value of our deferred tax assets; (ii) the material misstatement about the value of our deferred tax assets required us to restate certain financials in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2016, September 30, 2016 and March 30, 2017 and our Annual Report on Form 10-K for the year ended December 31, 2016, and caused us to violate the financial covenants and obligations in agreements with our lenders and GSEs; and (iii) defendants made material misstatements concerning our initiatives to deleverage our capital structure. On November 3, 2017, the lead plaintiff voluntarily dismissed defendant Denmar J. Dixon from the action. On November 14, 2017, the remaining defendants moved to dismiss the amended complaint. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On February 15, 2018, the parties reached an agreement in principle to settle the action for $2.95 million subject to the negotiation of a formal settlement agreement, notice to the alleged class, and court approval. The settlement, if completed, is to be paid in part by us and in part by our directors’ and officers’ insurance carrier.
A stockholder derivative complaint purporting to assert claims on behalf of the Company was filed against certain current and former members of our Board of Directors on June 22, 2017. The case, captioned Michael E. Vacek, Jr., et al. vs. George M. Awad, et al., Case No. 2:17-cv-02820-JCJ, is pending in the Eastern District of Pennsylvania. Plaintiff filed an amended complaint in the action on September 13, 2017. The amended complaint seeks monetary damages for the Company and equitable relief and asserts a claim for breach of fiduciary duty arising out of: (i) a material weakness in our internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities, including identifying foreclosure tax liens and resolving such liens efficiently, foreclosure related advances, and the processing and oversight of loans in bankruptcy status, which resulted in several adjustments to reserves during the fourth quarter of 2016; (ii) an accounting error that caused us to overstate the value of our deferred tax assets; and (iii) subpoenas seeking documents relating to RMS’s origination and underwriting of reverse mortgages and loans. The Company and the defendants moved to dismiss the amended complaint on October 5, 2017. Briefing on the motion to dismiss is completed. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code.

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
For a description of certain legal proceedings, refer to Note 30 to the Consolidated Financial Statements included in this report, which is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On the Effective Date, all shares of our predecessor common stock, as well as our Convertible Notes and Senior Notes, were canceled and 4,252,500 shares of common stock, par value $0.01 per share, were issued to the holders of our predecessor common stock and Convertible Noteholders. In addition, on the Effective Date, we issued to the holders of our predecessor common stock and Convertible Noteholders Series A Warrants to purchase up to an aggregate of 7,245,000 shares of common stock at $20.63 per share and Series B Warrants to purchase up to an aggregate of 5,748,750 shares of common stock at $28.25 per share. Further, we issued Second Lien Notes and Convertible Preferred Stock to the Senior Note Holders, which Convertible Preferred Stock is convertible into 11,497,500 shares of common stock, and we reserved 3,193,750 shares of common stock to be issued under our equity incentive plan. We relied, based on the Confirmation Order we received from the Bankruptcy Court, on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act (i) the offer and sale of our outstanding common stock to the holders of our predecessor common stock and Convertible Notes, (ii) the offer and sale of the Series A and Series B Warrants to the holders of our predecessor common stock and Convertible Notes, (iii) the offer and sale of the Convertible Preferred Stock and Second Lien Notes to the Senior Note Holders, and (iv) the offer and sale of the common stock issuable upon exercise of the warrants or conversion of the Convertible Preferred Stock. Section 1145(a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under Section 5 of the Securities Act and state laws if three principal requirements are satisfied:

•
the securities must be offered and sold under a plan of reorganization and must be securities of the debtor, of an affiliate participating in a joint plan of reorganization with the debtor or of a successor to the debtor under the plan of reorganization;

•	the recipients of the securities must hold claims against or interests in the debtor; and

•	the securities must be issued in exchange, or principally in exchange, for the recipient’s claim against or interest in the debtor.
Our predecessor common stock traded under the symbol "WAC" until the Effective Date. Our successor common stock is listed on the NYSE under the symbol “DHCP” and has been trading on such exchange since February 12, 2018. No prior established public trading market existed for our successor common stock prior to this date. As of March 23, 2018, there were 217 record holders of our common stock.
The following table sets forth certain high and low sales prices of our predecessor common stock. There were no cash dividends declared on our common stock for the periods indicated.

	Stock Prices
	High	Low
2017
First quarter ended March 31	$5.25	$0.64
Second quarter ended June 30	1.94	0.76
Third quarter ended September 30	1.13	0.30
Fourth quarter ended December 31	0.95	0.31

2016
First quarter ended March 31	$16.00	$6.31
Second quarter ended June 30	8.51	2.70
Third quarter ended September 30	4.06	2.24
Fourth quarter ended December 31	8.11	3.77

We did not pay any cash dividends on our common stock during the fiscal years ended December 31, 2017 and 2016, and we have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operations, reinvestment in our business, debt repayment or other purposes. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant (including restrictions contained in the 2018 Credit Agreement and the Second Lien Notes indenture). These restrictions on dividends are described in greater detail in the Liquidity and Capital Resources section under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Refer to Note 26 to the Consolidated Financial Statements for additional information regarding dividend restrictions.
Issuer Purchases of Equity Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
Omitted.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in Part I, Item 1A. Risk Factors. Historical results and trends that might appear should not be taken as indicative of future operations, particularly in light of our emergence from bankruptcy in February 2018, MSR sales, tax reform, and other regulatory developments discussed throughout this report. Refer to the Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 section located in the forepart in this report for a discussion regarding forward-looking statements.
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
On February 9, 2018, we emerged from our Chapter 11 Case. The Company continued to operate throughout the Chapter 11 Case and upon emergence changed its name to Ditech Holding Corporation. Upon effectiveness of the Prepackaged Plan, the Company has continued, in its previous organizational form, to carry out its business. Refer to the Emergence from Reorganization Proceedings section below for further discussion.
During 2017, we changed our principal executive offices from Tampa, Florida to Fort Washington, Pennsylvania. We have recently undergone several changes in our senior leadership. Effective February 20, 2018, Jeffrey P. Baker commenced service as our Interim Chief Executive Officer and President, succeeding Anthony N. Renzi. Mr. Baker also continues to serve as President of RMS, but no longer serves as our Chief Operations Officer. We have engaged an executive search firm to assist us with the process of identifying internal and external candidates to serve as permanent Chief Executive Officer and President. On February 1, 2018, Gerald A. Lombardo joined the Company and, effective February 9, 2018, succeeded Gary Tillett as Chief Financial Officer.
At December 31, 2017, we serviced 1.7 million residential loans with a total unpaid principal balance of $207.9 billion. We originated $15.6 billion in mortgage loan volume in 2017.

During 2016 and throughout 2017, our strategy was to move towards a fee-for-service model in our servicing business by increasing the proportion of subservicing activity in our business mix. For example, in 2016, we entered into several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR; and in 2017, we began selling MSR to NRM on both a traditional flow sale basis and a concurrent assignment or co-issue basis, each with subservicing retained. Largely as a result of these transactions, and based on unpaid principal loan balance, the portion of our servicing portfolio represented by subservicing rose from 24% (or $62.5 billion in unpaid principal loan balance) at September 30, 2016 to 49% (or $102.7 billion in unpaid principal loan balance) at December 31, 2017. Our subservicing fees vary considerably from contract to contract, and in general subservicing fees are lower than the servicing fee associated with owning the MSR and servicing the related loans. Therefore, our servicing revenues have been and are expected to continue to be negatively affected by the sale of our MSR, even in situations where we are engaged to subservice the loans relating to such MSR following their sale. However, as the portion of our servicing portfolio represented by subservicing increases, we generally expect to benefit from lower advance funding costs and from the elimination of amortization charges associated with the MSR we have sold. Going forward, we expect to sell servicing rights to third parties on a more selective basis while continuing to grow our subservicing business with third-party servicing rights owners.
During 2017, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio with $7.1 billion relating to mortgage loans sold with servicing retained and $4.1 billion relating to subservicing contracts, which was more than offset by $48.0 billion of payoffs, sales and other adjustments, net of recapture activities. In addition, we added to the unpaid principal balance of our third-party reverse loan servicing portfolio with $1.9 billion in new business and tails, which was more than offset by $2.5 billion in payoffs and curtailments.
Our mortgage loan originations business diversifies our revenue base and helps us replenish our servicing portfolio. During 2017, we originated $6.1 billion of mortgage loans through our consumer and wholesale channels and purchased $9.5 billion of mortgage loans through our correspondent channel. Substantially all of these purchased and originated mortgage loans were added to our servicing portfolio upon loan sale. In addition, we originated and purchased $399.2 million in reverse mortgage volume and issued $426.5 million in HMBS during 2017, although, as discussed below, we exited the reverse mortgage originations business at the beginning of 2017.
Our profitability for the Reverse segment has been and will continue to be negatively impacted by recent changes to HUD requirements, which have led to additional working capital needs in relation to Ginnie Mae buyouts, and by the level of defaults we are experiencing with HECM loans. When a HECM loan is in default, we earn interest at the debenture rate, which is generally lower than the note rate we must pay. Additionally, if we miss HUD prescribed milestones in the foreclosure and claims filing process, HUD curtails the debenture interest being earned on loans in default. For loans in default, servicing costs generally increase as a result of foreclosure related activities such as legal costs, property preservation expense and other costs, which may include bankruptcy related activities. Further, after a foreclosure sale occurs and we obtain title to the property, we are responsible for the sale of the REO property. If we are unable to sell the property underlying a defaulted reverse loan for an acceptable price within the timeframe established by HUD, we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and debenture interest, less the appraised value of the underlying property. Thereafter, all the risks and costs associated with maintaining and liquidating the property remains with us. We may incur additional losses on REO properties as they progress through the claims and liquidation processes. The significance of future losses associated with appraisal-based claims is dependent upon the volume of defaulted loans, condition of foreclosed properties and the general real estate market.
We manage our Company in three reportable segments: Servicing, Originations, and Reverse Mortgage. A description of the business conducted by each of these segments is provided below:
Servicing - Our Servicing segment performs servicing for our own mortgage loan portfolio, on behalf of third-party credit owners of mortgage loans for a fee and on behalf of third-party owners of MSR for a fee, which we refer to as subservicing. The Servicing segment also operates complementary businesses including asset receivables management that performs collections of post charge-off deficiency balances for third parties and us. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.
Originations - Our Originations segment originates and purchases mortgage loans that are intended for sale to third parties. In 2017, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 50% Fannie Mae conventional conforming loans, (ii) 41% Ginnie Mae loans and (iii) 9% Freddie Mac conventional conforming loans.
Reverse Mortgage - Our Reverse Mortgage segment primarily focuses on the servicing of reverse loans. Effective January 2017, we exited the reverse mortgage originations business. As of December 31, 2017, we did not have any reverse loans remaining in the originations pipeline and have finalized the shutdown of the reverse mortgage originations business. We will continue to fund undrawn amounts available to borrowers under their loans and, from time to time, securitize these amounts.

Other - As of December 31, 2017, our Other non-reportable segment holds the assets and liabilities of the Non-Residual Trusts and corporate debt.
Overview
Our Servicing segment revenue is primarily impacted by the size and mix of our capitalized servicing and subservicing portfolios and is generated through servicing of mortgage loans for third-party clients and/or credit owners. Net servicing revenue and fees include the change in fair value of servicing rights carried at fair value and the amortization of all other servicing rights. Our servicing fee income generation is influenced by the volume and timing of entrance into subservicing contracts and purchases and sales of servicing rights. The fair value of our servicing rights is largely dependent on the size of the related portfolio, discount rates, and prepayment and default speeds. Our Originations segment revenue, which is primarily comprised of net gains on sales of loans, is impacted by interest rates and the volume of loans locked as well as the margins earned in our various origination channels. Net gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by subservicing contracts, the fair value of reverse loans and HMBS, draws on existing reverse loans, and historically, the volume of new reverse loan originations.
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, the provision for advances, curtailment, interest expense and other operating expenses. Our expenses were also impacted by reorganization items of $37.6 million that were directly attributable to the Chapter 11 Case during 2017, and by non-cash goodwill and intangible assets impairment charges of $326.3 million during 2016. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.
Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our master repurchase agreements, mortgage loan servicing advance facilities, issuance of GMBS, issuance of HMBS to fund our tail commitments and sales of MSR, any portion thereof, or other assets. Refer to the Liquidity and Capital Resources section below for additional information.
In connection with the Company’s ongoing evaluation and analysis of various factors and risks that impact its business and operating results, including recent changes to the forward interest rate curve, and the Company’s recent, preliminary 2018 operating performance, including lower originations volumes than expected due in part to an increase in interest rates, the Company now expects that its Adjusted EBITDA for the year ending December 31, 2018 will be materially lower than previously projected. Under its new leadership, the Company continues to develop and execute various strategies to improve the Company’s financial and operating performance. As the outcomes of our efforts are difficult to predict given the complex business and economic environment in which we operate and the risks we face, which are described in Item 1A. Risk Factors and elsewhere herein, we no longer intend to provide guidance relating to financial expectations going forward.
Financial Highlights
2017 Compared to 2016
Total revenues for 2017 were $831.3 million, which represented a decrease of $164.5 million, or 17%, as compared to 2016. The decrease in revenue reflects a $125.1 million decrease in net gains on sales of loans resulting from an overall lower volume of locked loans and a $38.0 million decrease in insurance revenue due to the sale of our principal insurance agency and substantially all of our insurance agency business during the first quarter of 2017.
Total expenses for 2017 were $1.3 billion, which represented a decrease of $459.8 million, or 26%, as compared to 2016. The decrease in expenses was driven by $326.3 million in goodwill and intangible assets impairment recorded during 2016, $135.5 million in lower salaries and benefits, and $22.9 million in lower general and administrative expenses, partially offset by $37.6 million in reorganization items recorded during 2017.
We recorded goodwill and intangible assets impairment charges as a result of evaluations performed during 2016. Salaries and benefits decreased primarily as a result of a lower average headcount driven by site closures and various organizational changes to the scale and proficiency of the leadership team and support functions, as well as our exit from the reverse mortgage originations business in early 2017. General and administrative expenses decreased primarily as a result of lower contractor costs, servicer interest expense and transformation expenses as well as other cost savings, offset in part by higher costs associated with our debt restructuring initiative.
We recorded reorganization items that were directly attributable to the Chapter 11 Case during 2017. These expenses resulted primarily from the write-off of $34.4 million of costs related to previously issued debt and $3.1 million of legal and professional fees. Refer to the Emergence from Reorganization Proceedings section below for additional information.

We identified a material weakness in internal controls within the operating control environment for property preservation as of December 31, 2017. Specifically, management identified operational control deficiencies related to operational processes within the property preservation function of Ditech Financial default servicing activities, which resulted in an adjustment to reserves during the fourth quarter of 2017 totaling $6.3 million for exposures related to deficient processes within the operating control environment for the property preservation function.
We also identified a material weakness in internal controls related to the valuation of MSR. Specifically, management determined that the Company did not design and maintain effective internal controls to ensure that data is appropriately utilized in its MSR valuation process, including its ability to appropriately query and extract data from its servicing system. The control deficiency did result in a decrease to our MSR fair value during the fourth quarter of 2017 totaling $8.9 million for exposures related to inaccurate data pulls for purposes of MSR valuation.
Our cash flows provided by operating activities were $779.1 million during 2017, which represented an increase of $327.1 million as compared to 2016. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by origination activities resulting from a higher volume of loans sold in relation to loans originated in 2017 as compared to 2016, offset in part by net changes in working capital items as described in more detail in the Financial Condition section.
Natural Disasters
During 2017, there were several significant natural disasters that have impacted the U.S. and its territories, including Hurricanes Harvey, Irma, and Maria, as well as widespread wildfires in California.
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
Further, all properties in the affected areas must be inspected for “acceptable” condition prior to any transaction occurring with or on behalf of the GSEs or HUD (including foreclosure sale, property conveyance, sale/funding/transfers of originated loans to third parties, etc.). This required inspection may cause delays in funding the originations pipeline, delays in selling those loans into the secondary market, and may unfavorably impact the fair value of related hedging activities. Additionally, in certain circumstances when there are uninsured losses, we may be responsible for repairs to the properties if not done by the homeowner.
The damage caused by these events to the properties that are either owned by us or underlie the loans serviced by us has not been fully determined and potential losses and assessment of potential insurance recoveries cannot be reasonably estimated at this time. However, we did experience an increase in the delinquencies of the related properties during the fourth quarter of 2017, which negatively impacted the fair value of these assets.
We currently maintain operating locations in Florida, Texas, and California. Certain office closures during the hurricanes impacted collection efforts, and also resulted in increased overtime once the offices re-opened. Further, higher call volume with customers impacted by the natural disasters has occurred, and a dedicated team focused on disaster-related calls and loss mitigation has been formed, which also has impacted compensation costs. These impacts were not significant to the current year results.
Regulatory Developments
For a summary of the regulatory framework under which we operate and recent regulatory developments, refer to the Laws and Regulations section of Part I, Item 1. Business.
Strategy
During 2016 and throughout 2017, our strategy was to move towards a fee-for-service model in our servicing business by increasing the proportion of subservicing activity in our business mix. Going forward, we expect to sell servicing rights to third parties on a more selective basis while continuing to grow our subservicing business with third-party servicing rights owners.

In Servicing, the shift of our servicing portfolio from servicing to subservicing has resulted in, and is expected to continue to result in, a decline in revenue. Our ability to implement initiatives to reduce costs on pace with or faster than declining revenues is a key factor to us achieving a return to profitability within the servicing business. We have already achieved cost reductions in a number of areas, but there can be no assurance that we will be able to reduce costs so as to enable the servicing business to return to profitability in the near-term or at all. We intend to execute numerous initiatives to become a more customer centric organization aimed at improving our performance as an originator and servicer. We also continue to improve the efficiency of our origination operations, through such measures as better processes, site consolidation and improved use of technology. We are also concentrating on improving the performance of our servicing business by, for example, strengthening our internal control environment, lowering delinquency rates and improving standards and compliance. We plan to prioritize these initiatives over the pursuit of significant new servicing or subservicing opportunities, though over time as we improve operations we aim to be able to compete effectively and profitably for opportunities to subservice for others. Recent operating results have been negatively impacted by costs associated with matters within default servicing operations and costs associated with site consolidation plans, and we expect to continue to incur similar costs as we continue to optimize the platform and right-size the business.
In Originations, our goal is to achieve significant revenue growth over time, primarily from increased outbound contact efforts and improved retention. As we endeavor to expand our originations business, we expect that we will need to increase significantly the amount of purchase money loans we originate, particularly in our consumer direct channel. This will require us to enhance our brand awareness among potential customers, and we are working on plans to develop a digital marketing presence. We have recently brought in new leadership to lead this initiative, and believe our strategy will require us to hire a considerable number of new loan officers and other employees.
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
Investments in MSR
Historically from time to time, to support our servicing business, we have bought or sold MSR; however, with a view to using our capital efficiently, in 2016 we began to limit our investment in MSR. Going forward, we expect to sell servicing rights to third parties on a more selective basis while continuing to grow our subservicing business with third-party servicing rights owners. However, we expect that from time to time we will sell MSR we now own or those we create in connection with our mortgage originations activities. We expect that normally we will retain the right to subservice such MSR sold by us, but we may also sell MSR with servicing released. We may also engage in other transactions to limit or reduce our investment in MSR, including sales of excess servicing spread.
In 2016 and 2017, we executed a number of transactions that helped us reduce our investment in MSR. In particular, we entered into a several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR. Refer to Note 5 to the Consolidated Financial Statements for additional information on transactions with NRM. We may seek to sell additional MSR to NRM in the future and may also seek to enter into arrangements to sell MSR to other buyers. In 2017, we transferred MSR to NRM under a flow sale agreement related to mortgage loans with an aggregate UPB of $2.4 billion. Additionally, we simultaneously assigned servicing to NRM concurrent with the loan delivery to GSEs with respect to mortgage loans having an aggregate UPB of $6.4 billion for the year ended December 31, 2017.

Operating Improvements
Since 2016, we have focused our efforts on improving our financial performance through increasing efficiency and cost reductions. During 2016, we initiated actions in connection with our continued efforts to enhance efficiencies and streamline processes, which included various organizational changes to the scale and proficiency of our leadership team and support functions, which continued into 2017. For example, we exited the reverse mortgage originations business effective January 2017 while maintaining our reverse mortgage servicing operations, and in July 2017 we announced certain site consolidation plans, as discussed previously. While our goals for 2018 continue to include expense reductions, there can be no assurance that we will be successful in reducing costs. In 2018, we expect to continue to incur severance and other expenses associated with the improvement of our business, and we may incur unexpected expenses, including expenses arising from unanticipated operational problems, legal and regulatory matters, and other matters that are beyond our control. If we are not successful in reducing our expenses, our results of operations, financial condition and liquidity could be materially adversely affected.
In addition to improving the financial performance of our operations, we are focused on ensuring that our servicing operations meet legal and regulatory requirements and our contractual servicing obligations and that we improve our servicing performance, as measured by the owners of the loans we service (such as GSEs) and by customers for whom we subservice. By some measures, such as delinquency rates for our mortgage loan servicing portfolio, during 2016 our servicing performance deteriorated significantly relative to our past performance and to that of other servicers following the introduction of new servicing technology, changes in servicing practices, site consolidation, and other developments; during 2017, we experienced modest improvement in certain servicing performance measures. The GSEs and other parties for whom we service or subservice regularly monitor our performance and communicate their observations and expectations to us. Several important such counterparties noted our recent performance deterioration and have requested that we improve various aspects of our performance, which we are endeavoring to do. In 2017, at Freddie Mac’s request, we completed the voluntary transfer of $640.6 million in unpaid principal balance of MSR relating to Freddie Mac mortgage loans that were 90 days or more delinquent to another special default servicer. Also in 2017 and at Freddie Mac's request, we completed the voluntary transfer of $4.2 billion in unpaid principal balance of MSR relating to Freddie Mac re-performing mortgage loans to another servicer. With a view to improving our performance, we have been enhancing our processes and have made management changes and introduced new procedures to track key performance metrics. We may need to make further enhancements to our people, processes or technologies to achieve acceptable levels of servicing performance and satisfy evolving legal and regulatory requirements and best practices. In addition, these enhancements could require significant unplanned expenditures that could adversely affect our financial results. We cannot be certain that our efforts to improve our servicing performance will have sufficient or timely results. If we are unable to improve our servicing performance metrics, we could face various material adverse consequences, including competitive disadvantage, the inability to win new subservicing business, the termination of servicing rights or subservicing contracts and GSEs or other counterparties asking us to transfer to other servicers, or otherwise limit or reduce, certain assets in our servicing portfolio.
We plan to continue to take actions across our businesses to improve efficiency, identify revenue opportunities and reduce expenses. However, we also expect to incur certain other costs. For example, we have been making investments and taking other measures to enhance the structure and effectiveness of our compliance and risk processes and associated programs across the Company, with a view to improving our customers’ experience, our compliance results and our performance and ratings under our subservicing contracts and our obligations to GSEs and loan investors. We intend to make additional investments and process improvements. The mortgage industry generally, including our Company, is subject to extensive and evolving regulation and continues to be under scrutiny from federal and state regulators, enforcement agencies and other government entities. This oversight has led, in our case, to ongoing investigations and examinations of several of our business areas, and we have been and will be required to dedicate internal and external resources to providing information to and otherwise cooperating with such government entities. In addition, we have incurred, and expect that in the future we will incur, significant expenses (i) associated with the remediation or other resolution of breaches, findings or concerns raised by regulators, enforcement agencies, other government entities, customers or ourselves, (ii) to enhance the effectiveness of our risk and compliance program and (iii) to address operational issues and other events of noncompliance we have discovered, or may in the future discover, through our compliance program or otherwise. Investments to enhance our operational, compliance and risk processes may also result in an improved customer experience and competitive advantage for our business.
Emergence from Reorganization Proceedings
On November 30, 2017, Walter Investment Management Corp. filed a Bankruptcy Petition under the Bankruptcy Code to pursue the Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the Prepackaged Plan. On February 9, 2018, the Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the Chapter 11 Case. The Company continued to operate throughout the Chapter 11 Case and upon emergence changed its name to Ditech Holding Corporation. From and after effectiveness of the Prepackaged Plan, the Company has continued, in its previous organizational form, to carry out its business.

Common Stock
On the Effective Date, all shares of our predecessor common stock were canceled and 4,252,500 shares of successor common stock, par value $0.01 per share, were issued to the predecessor stockholders and Convertible Noteholders. We reserved 3,193,750 shares of common stock for issuance under our equity incentive plan.
Preferred Stock
On the Effective Date, we issued 100,000 shares of Convertible Preferred Stock to the Senior Noteholders, which are mandatorily convertible into 11,497,500 shares of common stock (a conversion multiple of 114.9750) upon the earliest of (i) February 9, 2023, (ii) at any time following one year after the Effective Date, the time that the volume weighted-average pricing of the common stock exceeds 150% of the conversion price per share for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period, and (iii) a change of control transaction in which the consideration paid or payable per share of common stock is greater than or equal to the conversion price per share, which, subject to adjustment, is $8.6975. The shares of Convertible Preferred Stock are also convertible at the option of the holder thereof or upon the affirmative vote of at least 66 2/3% of the Convertible Preferred Stock then outstanding.
In the event of a voluntary or involuntary liquidation, winding-up or dissolution of the Company, each holder of Convertible Preferred Stock will be entitled to receive the greater of (i) a liquidation preference per share of Convertible Preferred Stock, prior to any distribution with respect to any other equity security of the Company, equal to the Liquidation Preference, and (ii) the amount payable per share, participating on an “as converted” basis, upon liquidation to the holders of the successor common stock. The “Liquidation Preference” equals (i) the face amount of the Convertible Preferred Stock, increased by (ii) the amount of interest that would have accumulated on the face amount of the Convertible Preferred Stock up to (but excluding) the date of any liquidation, winding-up or dissolution of the Company, compounding quarterly at a rate of seven percent (7%) per annum. Thereafter, holders of Convertible Preferred Stock will have no right or claim to the remaining assets, if any, of the Company.
During the period commencing on the Effective Date and terminating on February 9, 2020, for so long as any preferred stock is outstanding, only the holders of preferred stock, voting separately as a class, will be entitled to elect Preferred Stock Directors, and Preferred Stock Directors will be nominated by, and Preferred Stock Director vacancies will be filled by, the Preferred Stock Directors then in office. During such period, only the holders of the common stock, voting separately as a class, will be entitled to elect the Common Stock Directors, and Common Stock Directors will be nominated by, and Common Stock Director vacancies will be filled by, the Common Stock Directors then in office. Following such period, all directors will be elected by holders of common stock and any other class or series of stock (including the preferred stock) entitled to vote thereon, and will be nominated by the Board of Directors or, in accordance with the Company's bylaws, by the stockholders.
Warrants
On the Effective Date, we issued to the predecessor stockholders of our common stock, as well as the Convertible Noteholders, Series A Warrants to purchase up to an aggregate of 7,245,000 shares of common stock at $20.63 per share and Series B Warrants to purchase up to an aggregate of 5,748,750 shares common stock at $28.25 per share. All unexercised warrants expire and the rights of the warrant holders to purchase shares of common stock terminate on February 9, 2028, at 5:00 p.m., Eastern Standard Time, which is the 10th anniversary of the Effective Date.
2018 Credit Agreement
On the Effective Date, pursuant to the terms of the Prepackaged Plan, we entered into the 2018 Credit Agreement. The 2018 Credit Agreement provides for the 2018 Term Loan maturing on June 30, 2022 in an amount of approximately $1.2 billion. The 2018 Term Loan bears interest at a rate per annum equal to, at our option, (i) LIBOR plus 6.00% (with a LIBOR “floor” of 1.00%) or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, the last day of the interest period applicable to the borrowing of which such loan is a part). The 2018 Term Loan is guaranteed by substantially all of our wholly-owned domestic subsidiaries and secured by a first priority pledge on substantially all of our assets and the assets of the subsidiary guarantors, in each case subject to certain exceptions. See Liquidity and Capital Resources for further discussion of the impact to our liquidity and the recent amendment to the 2018 Credit Agreement.

Second Lien Notes
On the Effective Date, pursuant to the terms of the Prepackaged Plan, we entered into an indenture and issued $250.0 million aggregate principal amount of the Company’s 9.00% Second Lien Notes due 2024. The Second Lien Notes will mature on December 31, 2024. Interest on the Second Lien Notes will accrue at a rate of 9.00% per annum payable semi-annually in arrears on June 15 and December 15 of each year. The Second Lien Notes require payment of interest in cash, except that interest on up to $50.0 million principal amount (plus previously accrued PIK interest payable), at our election, may be paid by increasing the principal amount of the outstanding notes or by issuing additional notes. The terms of the 2018 Credit Agreement require that we exercise such election. The Second Lien Notes are secured on a second-priority basis by substantially all of our assets and our subsidiary guarantors. See Liquidity and Capital Resources for further discussion of the impact to our liquidity.
Termination of Rights Agreement
On the Effective Date, we entered into Amendment No. 2 to the Rights Agreement with Computershare, which accelerated the scheduled expiration date of the Rights (as defined in the Rights Agreement) to the Effective Date. The rights issued pursuant to the Rights Agreement, which were also canceled by operation of the Prepackaged Plan, have expired and are no longer outstanding, and the Rights Agreement has terminated. Refer to the Rights Agreement section under Part I, Item 1. Business for a more detailed discussion of the termination of the Rights Agreement.
Registration Rights Agreement
On the Effective Date and pursuant to the Prepackaged Plan, we entered into a Registration Rights Agreement that provided certain registration rights to certain parties (together with any person or entity that becomes a party to the Registration Rights Agreement pursuant to the terms thereof) that received shares of our common stock, warrants and mandatorily convertible preferred stock on the Effective Date as provided in the Prepackaged Plan. The Registration Rights Agreement provides such persons with registration rights for the holders’ registrable securities (as defined in the Registration Rights Agreement).
Pursuant to the Registration Rights Agreement, we agreed to file, within 60 days of the receipt of a request by holders of at least 40% of the registrable securities, an initial shelf registration statement covering resales of the registrable securities held by the holders. Subject to limited exceptions, we are required to maintain the effectiveness of any such registration statement until the earlier of (i) three years following the Effective Date and (ii) the date that all registrable securities covered by the shelf registration statement are no longer registrable securities.
In addition, holders with rights under the Registration Rights Agreement beneficially holding 10% or more of our common stock have the right to a Demand Registration to effect the registration of any or all of the registrable securities and/or effectuate the distribution of any or all of their registrable securities by means of an underwritten shelf takedown offering. We are not obligated to effect more than three Demand Registrations, and we need not comply with such a request if (i) the aggregate gross proceeds from such a sale will not exceed $25 million, unless the Demand Registration includes all of the then-outstanding registrable securities or (ii) a registration statement shall have previously been declared effective by the SEC within 90 days preceding the date of such request.
Holders with rights under the Registration Rights Agreement also have customary piggyback registration rights, subject to the limitations set forth in the Registration Rights Agreement.
These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration statement and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay the registration expenses in connection with our obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods.
Warehouse Facilities
On the Effective Date and for a period of one year following the Effective Date, we will continue to receive financing pursuant to a master repurchase agreement providing for a maximum committed capacity sub-limit of $1.0 billion used principally to fund our mortgage loan originations business and a master repurchase agreement providing for a maximum committed capacity sub-limit of $800.0 million used principally to fund the purchase of home equity conversion mortgage loans and foreclosed real estate from certain securitization pools. In addition to the foregoing master repurchase agreement sub-limits, these facilities, the DAAT Facility and the DPATII Facility are subject, collectively, to a combined maximum outstanding amount of $1.9 billion. See Liquidity and Capital Resources for further discussion of the impact to our liquidity and recent amendments to these facilities.

Servicer Advance Financing Facilities
On February 12, 2018, the Securities Master Repurchase Agreement issued under the DIP Warehouse Facilities was terminated and repaid with proceeds from the issuance of variable funding notes under two new servicing advance facilities, the DAAT Facility and DPATII Facility. The DAAT Facility and the DPATII Facility have maximum capacity sub-limits of $475.0 million and $75.0 million, respectively. These facilities, together with our master repurchase agreement used to fund originations and our master repurchase agreement used to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools, are subject, collectively, to a combined maximum outstanding amount of $1.9 billion.
Fresh Start Accounting
We believe that we will meet the conditions to qualify under GAAP for fresh start accounting, and accordingly expect to adopt fresh start accounting effective February 10, 2018. The financial statements for the periods prior to this date do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The actual impact at emergence on February 9, 2018 will be reported in our Form 10-Q for the first quarter of 2018. Refer to Note 3 to the Consolidated Financial Statements for additional information regarding the application of fresh start accounting.
Post-Emergence Board of Directors
On the Effective Date, in accordance with the terms of the Prepackaged Plan confirmed by the Bankruptcy Court, the Board of Directors of the reorganized company consists of nine members, with six directors designated by the Senior Noteholders (David Ascher, Seth Bartlett, John Brecker, Thomas Marano, Thomas Miglis and Samuel Ramsey) and three continuing directors designated by us (George M. Awad, Daniel Beltzman and Neal Goldman). During the period commencing on the Effective Date and terminating on February 9, 2020, for so long as any preferred stock is outstanding, only the holders of preferred stock, voting separately as a class, will be entitled to elect Preferred Stock Directors, and Preferred Stock Directors will be nominated by, and Preferred Stock Director vacancies will be filled by, the Preferred Stock Directors then in office. During such period, only the holders of the common stock, voting separately as a class, will be entitled to elect the Common Stock Directors, and Common Stock Directors will be nominated by, and Common Stock Director vacancies will be filled by, the Common Stock Directors then in office.
Following such period, all directors will be elected by holders of common stock and any other class or series of stock (including the preferred stock) entitled to vote thereon, and will be nominated by the Board of Directors or, in accordance with the Company's bylaws, by the stockholders.
Financing Transactions
Refer to the Liquidity and Capital Resources section below for a description of our financing transactions.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	$	%
REVENUES
Net servicing revenue and fees	$346,682	$340,991	$5,691	2%
Net gains on sales of loans	284,391	409,448	(125,057)	(31)%
Net fair value gains on reverse loans and related HMBS obligations	42,419	59,022	(16,603)	(28)%
Interest income on loans	41,195	45,700	(4,505)	(10)%
Insurance revenue	3,963	41,968	(38,005)	(91)%
Other revenues	112,610	98,588	14,022	14%
Total revenues	831,260	995,717	(164,457)	(17)%

EXPENSES
General and administrative	596,838	619,772	(22,934)	(4)%
Salaries and benefits	384,814	520,357	(135,543)	(26)%
Interest expense	261,244	255,781	5,463	2%
Depreciation and amortization	40,764	59,426	(18,662)	(31)%
Reorganization items	37,645	—	37,645	n/m
Goodwill and intangible assets impairment	—	326,286	(326,286)	(100)%
Other expenses, net	11,061	10,530	531	5%
Total expenses	1,332,366	1,792,152	(459,786)	(26)%

OTHER GAINS (LOSSES)
Gain on sale of business	67,734	—	67,734	n/m
Net gains (losses) on extinguishment of debt	(6,111)	14,662	(20,773)	(142)%
Other net fair value gains (losses)	2,008	(4,234)	6,242	(147)%
Other	7,219	(3,811)	11,030	(289)%
Total other gains	70,850	6,617	64,233	n/m

Loss before income taxes	(430,256)	(789,818)	359,562	(46)%
Income tax expense (benefit)	(3,357)	44,040	(47,397)	(108)%
Net loss	$(426,899)	$(833,858)	$406,959	(49)%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	$	%
Servicing fees	$491,531	$680,002	$(188,471)	(28)%
Incentive and performance fees	59,660	70,197	(10,537)	(15)%
Ancillary and other fees	83,753	98,055	(14,302)	(15)%
Servicing revenue and fees	634,944	848,254	(213,310)	(25)%
Changes in valuation inputs or other assumptions (1)	(134,573)	(243,645)	109,072	(45)%
Other changes in fair value (2)	(131,673)	(236,831)	105,158	(44)%
Change in fair value of servicing rights	(266,246)	(480,476)	214,230	(45)%
Amortization of servicing rights	(21,954)	(21,801)	(153)	1%
Change in fair value of servicing rights related liabilities	(62)	(4,986)	4,924	(99)%
Net servicing revenue and fees	$346,682	$340,991	$5,691	2%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
We recognize servicing revenue and fees for servicing performed on behalf of third parties in which we either own the servicing right or act as subservicer. This revenue includes contractual fees earned on the serviced loans, incentive and performance fees, including those earned based on the performance of certain loans or loan portfolios serviced by us, loan modification fees and asset recovery income, and ancillary fees such as late fees and expedited payment fees. Servicing revenue and fees are adjusted for amortization, the change in fair value of servicing rights and the change in fair value of servicing rights related liabilities.
Servicing fees decreased $188.5 million in 2017 as compared to 2016 primarily due to the reduction in our owned MSR portfolio driven by MSR sales in 2017 and the fourth quarter of 2016 combined with runoff of the portfolio. Incentive and performance fees decreased $10.5 million in 2017 as compared to 2016 due primarily to lower fees earned under HAMP and lower asset recovery income. Ancillary and other fees decreased $14.3 million in 2017 as compared to 2016 due to lower late fee income and convenience and expedited payment fees resulting from a smaller MSR portfolio and our having waived late fees for customers located within disaster areas during the end of 2017. In addition, there was a decrease in insurance premium service fees as a result of the sale of substantially all of our insurance agency business on February 1, 2017.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $125.1 million in 2017 as compared to 2016 primarily due to an overall lower volume of locked loans.
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

Net fair value gains on reverse loans and related HMBS obligations decreased $16.6 million in 2017 as compared to 2016 primarily due to an increase in net non-cash fair value losses and a decrease in cash generated by the origination, purchase and securitization of HECMs, partially offset by an increase in net interest income. Net non-cash fair value losses increased resulting from valuation model assumption adjustments related to buyout loans as well as the impact of an increased level of buyout loans and changes in market pricing in 2017. Cash generated by the origination, purchase and securitization of HECMs decreased due to our exit from the reverse mortgage originations business in early 2017, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net interest income increased primarily as a result of a decrease in HMBS related obligations due to an increase in buyouts, partially offset by an increase in nonperforming reverse loans.
Interest Income on Loans
We earn interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which are accounted for at amortized cost. Interest income on loans decreased $4.5 million in 2017 as compared to 2016 primarily due to runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	Variance
Residential loans at amortized cost
Interest income	$41,195	$45,700	$(4,505)
Average balance (1)(2)	468,721	507,712	(38,991)
Average yield	8.79%	9.00%	(0.21)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the year.

(2)	Average balance excludes loans subject to repurchase from Ginnie Mae as we do not own these mortgage loans and, therefore, are not entitled to any interest income they generate.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $38.0 million in 2017 as compared to 2016 due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services, which are recognized in other revenues. Refer to Note 4 to the Consolidated Financial Statements for additional information on the sale of our insurance business.
Other Revenues
Other revenues consist primarily of origination fee income, interest income on cash and cash equivalents, changes in the fair value of charged-off loans and, beginning in 2017, insurance marketing commissions. Other revenues increased $14.0 million in 2017 as compared to 2016 due primarily to $15.3 million in higher other interest income and $7.8 million in insurance marketing commissions recognized in 2017, partially offset by $7.4 million in lower origination fee income due to an overall lower volume of funded loans during 2017.

General and Administrative
General and administrative expenses decreased $22.9 million in 2017 as compared to 2016 resulting primarily from decreases of $26.1 million in contractor costs related to our servicing platform conversion that occurred in 2016 as well as efforts to reduce contractor costs throughout our operations, $24.6 million in servicer interest expense primarily due to the reduction in our owned MSR portfolio, $14.6 million in transformation expenses incurred in 2016, $13.0 million in legal fees due to lower litigation and settlement costs, $11.5 million in advance loss provision due to additional reserves established in 2016, $10.1 million in postage and printing costs, $8.9 million in advertising expenses resulting from a decrease in mail solicitations and a strategy shift in lead acquisition for our Originations segment and our exit from the reverse mortgage originations business in early 2017 and $15.0 million in other cost savings; partially offset by increases of $50.0 million related to our debt restructuring initiative in 2017, $22.7 million in charges associated with default servicing, $10.0 million in accruals for lease cancellation costs related to site closures, $5.0 million in lower reduction to the representations and warranty reserve resulting from assumption updates and $4.3 million in loan origination expense due to an increase in loan processing and underwriting expenses and higher net appraisal expense in 2017.
Salaries and Benefits
Salaries and benefits decreased $135.5 million in 2017 as compared to 2016 primarily due to decreases of $68.7 million in compensation and benefits resulting primarily from a lower average headcount driven by site closures and various organizational changes to the scale and proficiency of the leadership team and support functions as well as our exit from the reverse mortgage originations business in early 2017, $22.3 million in severance due to the departure of certain senior executives and workforce optimization accruals in 2016, $19.9 million primarily related to a change in the commissions structure, $14.3 million in bonus accruals, $8.8 million in overtime driven by cost reduction measures and $4.4 million in stock compensation expense related to increased forfeitures and fewer grants in 2017. Headcount decreased by approximately 1,100 full-time employees from approximately 4,900 at December 31, 2016 to approximately 3,800 at December 31, 2017.
Interest Expense
We incur interest expense on our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt issued by the Residual Trusts, all of which are accounted for at amortized cost. Interest expense increased $5.5 million in 2017 as compared to 2016 driven by an increase in interest expense related to master repurchase agreements, offset in part by decreases in interest expense related to servicing advance liabilities and corporate debt. Interest expense related to master repurchase agreements increased primarily as a result of the amortization of debt issuance costs incurred in connection with the DIP Warehouse Facilities, which are being amortized over the estimated bankruptcy period of two months, and a higher average cost of debt related to higher LIBOR rates and interest rate increases on our warehouse facilities during 2017. Interest expense related to servicing advance liabilities decreased due primarily to the net pay down of our advance facilities resulting from advance reimbursements received in connection with the sale of loans and servicing rights during 2017 and the fourth quarter of 2016 and the retirement and termination of certain advance facilities in exchange for the DIP Warehouse Facilities, partially offset by the amortization of debt issuance costs related to the DIP Warehouse Facilities. Interest expense related to corporate debt decreased as a result of payments made on our 2013 Term Loan during 2017. Refer to the Liquidity and Capital Resources section below for additional information on our debt.

Provided below is a summary of the average balances of our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	Variance
Corporate debt (1)
Interest expense	$134,661	$144,171	$(9,510)
Average balance (2)	2,093,800	2,170,296	(76,496)
Average rate	6.43%	6.64%	(0.21)%

Servicing advance liabilities (3)
Interest expense	$27,966	$40,038	$(12,072)
Average balance (2)	607,620	1,084,171	(476,551)
Average rate	4.60%	3.69%	0.91%

Master repurchase agreements (4)
Interest expense	$73,008	$43,263	$29,745
Average balance (2)	1,244,727	1,243,547	1,180
Average rate	5.87%	3.48%	2.39%

Mortgage-backed debt of the Residual Trusts (3)
Interest expense	$25,609	$28,309	$(2,700)
Average balance (5)	411,123	454,467	(43,344)
Average rate	6.23%	6.23%	0.00%
__________

(1)	Corporate debt includes our 2013 Term Loan, Senior Notes and Convertible Notes. Corporate debt activities are included in the Other non-reportable segment.

(2)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(3)	Servicing advance liabilities and mortgage-backed debt of the Residual Trusts are held by our Servicing segment.

(4)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(5)	Average balance for mortgage-backed debt of the Residual Trusts is calculated as the average carrying value at the beginning of each month during the year.
Depreciation and Amortization
Depreciation and amortization decreased $18.7 million in 2017 as compared to 2016 primarily due to the sale of assets related to our insurance business in the first quarter of 2017 and as a result of certain assets having reached the end of their estimated useful lives at the end of 2016.
Reorganization Items
We recorded reorganization items of $37.6 million that were directly attributable to the Chapter 11 Case during 2017. These expenses resulted primarily from the write-off of $34.4 million of costs related to previously issued debt and $3.1 million of legal and professional fees.
Goodwill and Intangible Assets Impairment
We recorded $326.3 million in goodwill and intangible assets impairment charges during 2016. The impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 15 to the Consolidated Financial Statements.
Gain on Sale of Business
Gain on sale of business of $67.7 million during 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017.

Net Gains (Losses) on Extinguishment of Debt
Net losses on extinguishment of debt of $6.1 million during 2017 resulted from the write-off of deferred debt issuance costs related to the termination of advance facilities and warehouse facilities in exchange for the DIP Warehouse Facilities, and the write-off of deferred debt issuance costs and debt discount related to payments made on the 2013 Term Loan, each in connection with the Restructuring.
Net gains on extinguishment of debt of $14.7 million during 2016 were primarily attributable to the repurchase of a portion of our Convertible Notes with a carrying value of $39.3 million.
Other Net Fair Value Gains (Losses)
Other net fair value gains (losses) consist primarily of fair value gains and losses on the assets and liabilities of the Non-Residual Trusts and fluctuates generally based on changes in prepayment speeds, default rates, loss severity, LIBOR rates and discount rates. Other net fair value gains (losses) increased $6.2 million to a gain in 2017 as compared to a loss in 2016 driven by improved default rate assumptions and an increase in the LIBOR rate for loans and bonds related to the Non-Residual Trusts, partially offset by a 32 bps increase in the discount rate of mortgage loans related to Non-Residual Trusts during 2017.
Other Gains (Losses)
We recorded other gains of $7.2 million in 2017 in connection with our counterparty under the Clean-up Call Agreement having fulfilled its obligation for the mandatory clean-up call of one of the remaining Non-Residual Trusts, resulting in the subsequent deconsolidation of the trust. Refer to Note 6 to the Consolidated Financial Statements for additional information on the deconsolidation of the Non-Residual Trusts.
Income Tax Expense (Benefit)
We recorded income tax benefit of $3.4 million in 2017 as compared to income tax expense of $44.0 million in 2016. The income tax expense incurred during 2016 resulted from our having recorded a $343.2 million valuation allowance against our deferred tax assets, which was offset in part by an income tax benefit related to the net loss. The income tax benefit recognized during 2017 resulted primarily from adjustments to reduce the valuation allowance due to tax law changes under the Tax Act, offset in part by tax expense related to goodwill and nominal current state tax. The tax benefit related to the net book loss was fully offset by a valuation allowance for the year ended December 31, 2017.
Financial Condition — Comparison of Consolidated Financial Condition at December 31, 2017 to December 31, 2016
Our total assets and total liabilities decreased by $2.3 billion and $1.9 billion, respectively, at December 31, 2017 as compared to December 31, 2016. The most significant changes in assets and liabilities are described below.
Residential loans at amortized cost increased $320.2 million primarily as a result of a $358.1 million increase in loans subject to repurchase from Ginnie Mae, offset in part by portfolio runoff of mortgage loans held by the Residual Trusts. As the amount of loans securitized with Ginnie Mae increases and the portfolio continues to season, the amount of loans subject to repurchase from Ginnie Mae recorded on the consolidated balance sheets will continue to increase, offset by actual repurchases of, or payments received on, these loans.
Residential loans at fair value decreased $1.7 billion and warehouse borrowings, mortgage-backed debt and HMBS related obligations decreased $1.7 billion in the aggregate primarily as a result of runoff of the reverse loan portfolio due to our exit from the reverse mortgage originations business in January 2017, runoff of mortgage loans held for sale due to lower mortgage loan originations volume, and runoff of the mortgage loans related to Non-Residual Trusts.
Servicer and protective advances decreased $381.9 million and servicing advance liabilities, which are utilized to finance servicer and protective advances, decreased $299.8 million primarily as a result of advance reimbursements received in connection with Freddie Mac loan sales and owned MSR sales as well as continued investor reimbursements on advance claims. Advances collected are used to settle servicing advance liabilities balances outstanding.
Servicing rights decreased $256.5 million primarily as a result of fair value losses, sales and runoff of the portfolio.
Payables and accrued liabilities increased $235.5 million primarily as a result of a $358.1 million increase in the liability for loans subject to repurchase from Ginnie Mae, offset in part by a decrease in employee-related liabilities from a reduction in headcount, in addition to decreases in certain liabilities related to our originations business due to a lower volume of sold loans and a change in Fannie Mae's invoicing process such that fees are paid in the month of sale as opposed to in the subsequent month.

Corporate debt decreased $914.3 million primarily due to the reclassification of the balances of our Senior Notes and Convertible Notes to liabilities subject to compromise on the consolidated balance sheets at December 31, 2017 as a result of the Chapter 11 Case. Refer to Note 3 to the Consolidated Financial Statements for detail of the liabilities subject to compromise. In addition, we made principal payments on the 2013 Term Loan of $186.9 million during 2017.
At December 31, 2016, the assets and liabilities related to the insurance business were reclassified to assets held for sale of $71.1 million and liabilities held for sale of $2.4 million as a result of our having executed a stock purchase agreement for the sale of substantially all of our insurance agency business. The sale was completed on February 1, 2017 and the related assets and liabilities were removed from our balance sheet.
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
Adjusted Earnings (Loss) is defined as income (loss) before income taxes, plus changes in fair value due to changes in valuation inputs and other assumptions; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries, if applicable; share-based compensation expense or benefit; non-cash interest expense; exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily including severance, gain or loss on extinguishment of debt, the net impact of the Non-Residual Trusts, transaction costs, reorganization items and certain non-recurring costs, as applicable. Adjusted Earnings (Loss) excludes unrealized changes in fair value of MSR that are based on projections of expected future cash flows and prepayments. Adjusted Earnings (Loss) includes both cash and non-cash gains from mortgage loan origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Earnings (Loss) includes cash generated from reverse mortgage origination activities for the periods during which we were originating reverse mortgages. Adjusted Earnings (Loss) may from time to time also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors with a supplemental means of evaluating our operating performance.
Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as income (loss) before income taxes, plus amortization of servicing rights and other fair value adjustments; interest expense on corporate debt; depreciation and amortization; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries, if applicable; share-based compensation expense or benefit; exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily including the net provision for the repurchase of loans sold, non-cash interest income, severance, gain or loss on extinguishment of debt, interest income on unrestricted cash and cash equivalents, the net impact of the Non-Residual Trusts, the provision for loan losses, Residual Trust cash flows, transaction costs, reorganization items, servicing fee economics, and certain non-recurring costs, as applicable. Adjusted EBITDA includes both cash and non-cash gains from mortgage loan origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities for the periods during which we were originating reverse mortgages. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors a supplemental means of evaluating our operating performance.
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

•
Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our corporate debt, although it does reflect interest expense associated with our servicing advance liabilities, master repurchase agreements, mortgage-backed debt, and HMBS related obligations.

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
The following tables reconcile Adjusted Loss and Adjusted EBITDA to net loss, which we consider to be the most directly comparable GAAP financial measure to Adjusted Loss and Adjusted EBITDA (in thousands):
Adjusted Loss

For the Year Ended December 31, 2017
Net loss	$(426,899)
Adjust for income tax benefit	(3,357)
Loss before income taxes	(430,256)
Adjustments to loss before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions (1)	118,740
Gain on sale of business	(67,734)
Transaction costs (2)	55,694
Fair value to cash adjustment for reverse loans (3)	38,351
Reorganization items	37,645
Non-cash interest expense	33,401
Exit costs (4)	22,359
Share-based compensation expense	2,212
Other (5)	20,866
Subtotal	261,534
Adjusted Loss	$(168,722)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans.

(2)	Transaction costs result primarily from our debt restructuring initiative.

(3)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(4)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the year ended December 31, 2017 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015, 2016 and 2017 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 18 to the Consolidated Financial Statements for additional information regarding exit costs.

(5)	Includes severance, costs associated with transforming the business, the net impact of the Non-Residual Trusts, and net loss on extinguishment of debt.

Adjusted EBITDA

For the Year Ended December 31, 2017
Net loss	$(426,899)
Adjust for income tax benefit	(3,357)
Loss before income taxes	(430,256)
EBITDA adjustments
Amortization of servicing rights and other fair value adjustments (1)	272,367
Interest expense	157,921
Gain on sale of business	(67,734)
Transaction costs (2)	55,694
Depreciation and amortization	40,764
Fair value to cash adjustment for reverse loans (3)	38,351
Reorganization items	37,645
Exit costs (4)	22,359
Share-based compensation expense	2,212
Other (5)	12,273
Subtotal	571,852
Adjusted EBITDA	$141,596
__________

(1)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(2)	Transaction costs result primarily from our debt restructuring initiative.

(3)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(4)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the year ended December 31, 2017 include those relating to our exit from the consumer retail channel of the Originations segment, our exit from the reverse mortgage originations business, and actions initiated in 2015, 2016 and 2017 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 18 to the Consolidated Financial Statements for additional information regarding exit costs.

(5)
Includes the net provision for the repurchase of loans sold, non-cash interest income, severance, net loss on extinguishment of debt, interest income on unrestricted cash and cash equivalents, costs associated with transforming the business, the net impact of the Non-Residual Trusts, the provision for loan losses, and the Residual Trust cash flows.

Business Segment Results
In calculating income (loss) before income taxes for our segments, we allocate indirect expenses to our business segments. Indirect expenses are allocated to our Servicing, Originations, Reverse Mortgage and certain non-reportable segments based on headcount.
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as other activity. Additional information regarding the results of operations for our Servicing, Originations and Reverse Mortgage segments is presented below. Refer to Note 28 to the Consolidated Financial Statements for a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated loss before income taxes.

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) and Adjusted EBITDA (in thousands):

	For the Year Ended December 31, 2017
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(174,218)	$46,539	$(75,531)	$(227,046)	$(430,256)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	118,740	—	—	—	118,740
Gain on sale of business	(67,734)	—	—	—	(67,734)
Transaction costs	6,704	—	—	48,990	55,694
Fair value to cash adjustment for reverse loans	—	—	38,351	—	38,351
Reorganization items	—	—	—	37,645	37,645
Non-cash interest expense	6,796	8,638	7,826	10,141	33,401
Exit costs	19,149	1,436	1,628	146	22,359
Share-based compensation expense	938	154	348	772	2,212
Other	13,274	1,683	2,098	3,811	20,866
Total adjustments	97,867	11,911	50,251	101,505	261,534
Adjusted Earnings (Loss)	(76,351)	58,450	(25,280)	(125,541)	(168,722)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	152,133	—	1,494	—	153,627
Interest expense on debt	—	—	—	124,520	124,520
Depreciation and amortization	34,666	2,979	3,119	—	40,764
Other	(2,887)	(5,780)	82	(8)	(8,593)
Total adjustments	183,912	(2,801)	4,695	124,512	310,318
Adjusted EBITDA	$107,561	$55,649	$(20,585)	$(1,029)	$141,596

	For the Year Ended December 31, 2016
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(690,402)	$135,117	$(84,545)	$(149,988)	$(789,818)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	209,412	—	—	—	209,412
Transaction costs	10,955	—	—	6,563	17,518
Fair value to cash adjustment for reverse loans	—	—	17,501	—	17,501
Non-cash interest expense	1,518	—	—	11,245	12,763
Exit costs	11,621	3,118	5,437	5,582	25,758
Share-based compensation expense (benefit)	5,007	1,019	1,032	(490)	6,568
Goodwill and intangible assets impairment	319,551	—	6,735	—	326,286
Other	37,095	14,531	3,971	(12,902)	42,695
Total adjustments	595,159	18,668	34,676	9,998	658,501
Adjusted Earnings (Loss)	(95,243)	153,785	(49,869)	(139,990)	(131,317)

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	256,880	—	1,753	—	258,633
Interest expense on debt	6,469	—	—	132,925	139,394
Depreciation and amortization	44,439	8,888	6,088	11	59,426
Other	(1,634)	(1,924)	151	196	(3,211)
Total adjustments	306,154	6,964	7,992	133,132	454,242
Adjusted EBITDA	$210,911	$160,749	$(41,877)	$(6,858)	$322,925

Servicing Segment
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	$	%
Net servicing revenue and fees
Third parties	$319,116	$309,960	$9,156	3%
Intercompany	9,620	11,952	(2,332)	(20)%
Total net servicing revenue and fees	328,736	321,912	6,824	2%
Interest income on loans	41,147	45,651	(4,504)	(10)%
Intersegment retention revenue	12,902	37,630	(24,728)	(66)%
Insurance revenue	3,963	41,968	(38,005)	(91)%
Net gains (losses) on sales of loans	607	(4,931)	5,538	(112)%
Other revenues	77,693	54,721	22,972	42%
Total revenues	465,048	496,951	(31,903)	(6)%
General and administrative and allocated indirect expenses	426,635	486,348	(59,713)	(12)%
Salaries and benefits	182,855	261,227	(78,372)	(30)%
Interest expense	53,593	68,529	(14,936)	(22)%
Depreciation and amortization	34,666	44,439	(9,773)	(22)%
Goodwill impairment	—	319,551	(319,551)	(100)%
Other expenses, net	5,065	5,146	(81)	(2)%
Total expenses	702,814	1,185,240	(482,426)	(41)%
Gain on sale of business	67,734	—	67,734	n/m
Net losses on extinguishment of debt	(2,249)	—	(2,249)	n/m
Other net fair value losses	(1,937)	(945)	(992)	105%
Other losses	—	(1,168)	1,168	(100)%
Loss before income taxes	(174,218)	(690,402)	516,184	(75)%

Adjustments to loss before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	118,740	209,412	(90,672)	(43)%
Gain on sale of business	(67,734)	—	(67,734)	n/m
Exit costs	19,149	11,621	7,528	65%
Transaction costs	6,704	10,955	(4,251)	(39)%
Non-cash interest expense	6,796	1,518	5,278	348%
Share-based compensation expense	938	5,007	(4,069)	(81)%
Goodwill impairment	—	319,551	(319,551)	(100)%
Other	13,274	37,095	(23,821)	(64)%
Total adjustments	97,867	595,159	(497,292)	(84)%
Adjusted Loss	(76,351)	(95,243)	18,892	(20)%

EBITDA Adjustments
Amortization of servicing rights and other fair value adjustments	152,133	256,880	(104,747)	(41)%
Depreciation and amortization	34,666	44,439	(9,773)	(22)%
Interest expense on debt	—	6,469	(6,469)	(100)%
Other	(2,887)	(1,634)	(1,253)	77%
Total adjustments	183,912	306,154	(122,242)	(40)%
Adjusted EBITDA	$107,561	$210,911	$(103,350)	(49)%

Mortgage Loan Servicing Portfolio
Provided below is a summary of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	For the Years Ended December 31,
	2017		2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the year	1,910,605	$223,414,398	2,087,618	$244,124,312
Loan sales with servicing retained (2)	33,414	7,080,797	65,122	13,915,277
Other new business added (3)	18,352	4,064,478	95,004	16,353,692
Sales	(39,695)	(5,138,637)	(36,953)	(8,023,285)
Payoffs and other adjustments, net (4)	(376,845)	(42,855,787)	(300,186)	(42,955,598)
Balance at end of the year (5)	1,545,831	186,565,249	1,910,605	223,414,398
On-balance sheet residential loans and real estate owned (6)	27,748	1,949,013	34,903	2,368,593
Total mortgage loan servicing portfolio	1,573,579	$188,514,262	1,945,508	$225,782,991
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

(2)	Includes loan sales for which the servicing rights have been or will be transferred to NRM on a flow basis.

(3)	Consists of activities associated with servicing and subservicing contracts and includes co-issue to NRM of $3.9 billion during 2017.

(4)	Amounts presented are net of loan sales associated with servicing retained recapture activities of $5.0 billion and $6.4 billion in 2017 and 2016, respectively.

(5)
Excludes the impact of the sale of servicing rights associated with 1,497 accounts and $248.1 million in unpaid principal balance during 2016 as we continued to service these loans as subservicer until the release of servicing in the first quarter of 2017.

(6)
On-balance sheet residential loans and real estate owned include mortgage loans held for sale, the assets of the Non-Residual Trusts and Residual Trusts, and loans subject to repurchase from Ginnie Mae.

At Freddie Mac’s request, we completed the voluntary transfer of $640.6 million in unpaid principal balance of MSR relating to Freddie Mac mortgage loans that were 90 days or more delinquent to another special default servicer during the year ended December 31, 2017. Also at Freddie Mac's request, we completed the voluntary transfer of $4.2 billion in unpaid principal balance of MSR relating to Freddie Mac re-performing mortgage loans to another servicer during the year ended December 31, 2017. These transfers are included in sales in the table above. Ditech Financial’s status as an approved seller/servicer for Freddie Mac has not been, and we do not expect such status to be, adversely impacted by the consummation of these voluntary MSR transfers.
The portfolio disappearance rate, consisting of contractual payments, voluntary prepayments, and defaults, net of recapture, of the total mortgage loan portfolio was 14.41% and 15.72% in 2017 and 2016, respectively.
Provided below is a summary of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	At December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Weighted- Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,335,845	$180,317,101	0.21%	9.59%
Second lien mortgages	31,976	1,153,401	0.59%	7.86%
Manufactured housing and other	178,010	5,094,747	1.10%	13.09%
Total accounts serviced for third parties (3)	1,545,831	186,565,249	0.23%	9.67%
On-balance sheet residential loans and real estate owned (4)(5)	27,748	1,949,013		35.90%
Total mortgage loan servicing portfolio	1,573,579	$188,514,262		9.95%

	At December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Weighted- Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,565,300	$212,990,240	0.22%	11.11%
Second lien mortgages	142,172	4,579,757	0.45%	4.90%
Manufactured housing and other	203,133	5,844,401	1.08%	11.67%
Total accounts serviced for third parties (3)	1,910,605	223,414,398	0.24%	10.99%
On-balance sheet residential loans and real estate owned (4)(5)	34,903	2,368,593		14.52%
Total mortgage loan servicing portfolio	1,945,508	$225,782,991		11.03%
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

(3)
Consists of $91.8 billion and $94.8 billion in unpaid principal balance associated with servicing and subservicing contracts, respectively, at December 31, 2017 and $110.9 billion and $112.5 billion, respectively, at December 31, 2016.

(4)
Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees. The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Other non-reportable segment.

(5)
Loans subject to repurchase from Ginnie Mae that were 30 days or more past due comprised 27.83% and 7.78% of on-balance sheet residential loans and real estate owned at December 31, 2017 and 2016, respectively. All other loans that were 30 days or more past due comprised 8.07% and 6.74% of on-balance sheet residential loans and real estate owned at December 31, 2017 and 2016, respectively.

The unpaid principal balance of our third-party servicing portfolio decreased $36.8 billion at December 31, 2017 as compared to December 31, 2016 primarily due to runoff of the portfolio including the transfer of certain portfolios during 2017, partially offset by portfolio additions including loans sold with servicing retained. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $419.6 million can be attributed to a decrease in mortgage loans held for sale of $581.4 million and portfolio runoff of the assets held by the Residual and Non-Residual Trusts, offset in part by a $358.1 million increase in loans subject to repurchase from Ginnie Mae.
The delinquencies associated with our third-party servicing portfolio decreased at December 31, 2017 as compared to December 31, 2016 primarily due to efforts to improve the collections coverage on delinquent loans by making adjustments to our dialing and coverage strategies, increasing resources allocated to the lower performing portfolios and reducing the level of delinquent loans allocated to each collector, as well as the transfer of certain non-performing loans out of our servicing portfolio. Additionally, delinquencies at December 31, 2016 were also still being negatively impacted by the closure of our regional offices. The delinquencies associated with our on-balance sheet residential loans and real estate owned increased as a result of higher volumes of loans subject to repurchase from Ginnie Mae and modification buyouts.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	$	%
Servicing fees	$485,201	$674,064	$(188,863)	(28)%
Incentive and performance fees	51,298	60,640	(9,342)	(15)%
Ancillary and other fees	79,005	92,718	(13,713)	(15)%
Servicing revenue and fees	615,504	827,422	(211,918)	(26)%
Changes in valuation inputs or other assumptions (1)	(134,573)	(243,645)	109,072	(45)%
Other changes in fair value (2)	(131,673)	(236,831)	105,158	(44)%
Change in fair value of servicing rights	(266,246)	(480,476)	214,230	(45)%
Amortization of servicing rights	(20,460)	(20,048)	(412)	2%
Change in fair value of servicing rights related liabilities (3)	(62)	(4,986)	4,924	(99)%
Net servicing revenue and fees	$328,736	$321,912	$6,824	2%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

(3)	Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $16.3 million during 2016.
Servicing fees decreased $188.9 million in 2017 as compared to 2016 primarily due to the reduction in our owned MSR portfolio driven by MSR sales in 2017 and the fourth quarter of 2016 and continued runoff of the portfolio. We expect servicing fees to continue to decline as a result of the shift in our portfolio towards subservicing as we earn a lower fee for subservicing accounts in relation to servicing accounts. Average loans serviced decreased by $33.6 billion, or 14%, in 2017 as compared to 2016.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Fees earned under HAMP decreased $6.6 million in 2017 as compared to 2016 due primarily to fewer loans having been eligible for these fees due to the expiration of HAMP on December 31, 2016 and subsequent winding down of the program. Asset recovery income decreased $3.6 million for 2017 as compared to 2016 due primarily to runoff of the related portfolio and fewer dedicated resources. In addition, incentives relating to the performance of certain loan pools serviced by us decreased $1.4 million for 2017 as compared to 2016. We expect incentives relating to the performance of loan pools serviced by us to continue to decline as a result of market conditions and other factors, including changes in incentive programs, runoff of the related loan portfolio and improving economic conditions, which may reduce the opportunity to earn these incentives. These decreases were offset in part by an increase to other modification fees of $2.3 million for 2017 as compared to 2016 due primarily to a shift from HAMP incentives to Fannie Mae and Freddie Mac incentives and an increase in resources dedicated to helping customers complete modifications.
Ancillary and other fees, which primarily include late fees and expedited payment fees, decreased $13.7 million in 2017 as compared to 2016 primarily due to lower late fee income and convenience and expedited payment fees resulting from a smaller MSR portfolio and our having waived late fees for customers located within disaster areas during the end of 2017. In addition, we had a decrease in insurance premium service fees as a result of the sale of substantially all of our insurance agency business on February 1, 2017.
Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	2017 vs. 2016
Average unpaid principal balance of loans serviced (1)	$210,507,868	$244,147,919	$(33,640,051)
Average servicing fee (2)	0.23%	0.28%	(0.05)%
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

The decrease in average servicing fee of five basis points for 2017 as compared to 2016 was due primarily to the increase in our subservicing portfolio in relation to our servicing portfolio as we earn a lower fee for subservicing.
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	December 31,
	2017	2016	Variance
Servicing rights at fair value	$714,774	$949,593	$(234,819)
Unpaid principal balance of accounts	84,279,258	101,387,913	(17,108,655)
Inputs and assumptions
Weighted-average remaining life in years	5.6	6.0	(0.4)
Weighted-average stated borrower interest rate on underlying collateral	4.05%	3.95%	0.10%
Weighted-average discount rate	11.92%	11.56%	0.36%
Weighted-average conditional prepayment rate	11.10%	9.09%	2.01%
Weighted-average conditional default rate	0.91%	0.88%	0.03%
The decrease in servicing rights carried at fair value at December 31, 2017 as compared to December 31, 2016 related primarily to a reduction in fair value of $266.2 million and sales of $117.5 million, partially offset by $148.9 million in servicing rights capitalized upon sales of loans and purchases. The reduction in fair value of these servicing rights in 2017 was attributed to a loss of $134.6 million in changes in valuation inputs or other assumptions and a loss of $131.7 million in other changes in fair value, which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The loss resulting from changes in valuation inputs or other assumptions of $134.6 million in 2017 was driven by market interest rate decreases during the period, changes in home price appreciation, and adjustments to prepayment and default models based on observed trends at December 31, 2017 as compared to December 31, 2016, offset in part by a discount rate assumption adjustment to align the valuation with market observations. In comparison, the loss resulting from changes in valuation inputs or other assumptions of $243.6 million in 2016 was driven by changes in interest rates and forward projections of the interest rate curve. We incurred significant losses during the first half of 2016 resulting from decreasing interest rates when we owned a much larger servicing portfolio, offset only partially by gains incurred during the fourth quarter of 2016 as interest rates increased while the balance of our servicing portfolio had diminished.
The change in fair value of servicing rights resulting from the realization of expected cash flows decreased $105.2 million in 2017 as compared to 2016 due primarily to a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.
Servicing Rights Related Liabilities
The net change in fair value of servicing rights related liabilities decreased $4.9 million in 2017 as compared to 2016 as a result of the derecognition of the servicing rights related liabilities in the fourth quarter of 2016.
Interest Income on Loans
Interest income on loans decreased $4.5 million in 2017 as compared to 2016 primarily due to runoff of the overall mortgage loan portfolio and a lower average yield on loans due to an increase in delinquencies that are 90 days or more past due.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees the Servicing segment charges to our Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention revenue of $24.7 million in 2017 as compared to 2016 was due primarily to lower overall retention volume due to our smaller owned MSR portfolio.

Insurance Revenue
Insurance revenue decreased $38.0 million in 2017 as compared to 2016 due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services, which are recognized in other revenues. Refer to Note 4 to the Consolidated Financial Statements for additional information on the sale of our insurance business.
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
The Originations segment recognizes the initial fair value of the entire commitment, including the servicing rights component, on the date of the commitment, while the Servicing segment historically recognized the change in fair value of the servicing rights component of our IRLCs and loans held for sale that occurred subsequent to the date of our commitment through the sale of the loan. Beginning with new locks occurring after January 1, 2017, the Servicing segment recognizes the change in fair value of the servicing rights component of the IRLCs and loans held for sale for Ginnie Mae loans that occur subsequent to the date of our commitment through the sale of the loan; however, the change in fair value of GSE loans is now in the Originations segment due to flow arrangements in place with third parties. Net gains (losses) on sales of loans for the Servicing segment consist of this change in fair value as well as net gains or losses on sales of loans to third parties. Net gains (losses) on sales of loans increased $5.5 million to a net gain in 2017 as compared to a net loss in 2016 due primarily to an increase in realized and unrealized gains (losses) on originated mortgage servicing rights associated with the mortgage loan pipeline and mortgage loans held for sale.
Other Revenues
Other revenues consist primarily of interest income on cash and cash equivalents, changes in the fair value of charged-off loans and, beginning in 2017, insurance marketing commissions. Other revenues increased $23.0 million in 2017 as compared to 2016 due primarily to higher other interest income and, to a lesser extent, insurance marketing commissions recognized in 2017.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $59.7 million in 2017 as compared to 2016 resulting primarily from decreases of $27.0 million in corporate allocations for salaries and benefits and transformation costs, $24.6 million in servicer interest expense primarily due to the reduction in our owned MSR portfolio, $22.0 million in contractor and other costs related to our servicing platform conversion that occurred in 2016, $11.5 million in advance loss provision due to additional reserves established in 2016, $6.7 million in legal expenses due to lower litigation and settlement costs and $18.8 million in other cost savings; offset in part by increases of $22.7 million in charges associated with default servicing, $10.0 million in accruals for lease cancellation costs related to site closures, $9.3 million in costs associated with the use of MSP and outsourcing initiatives and $5.6 million in additional costs related to the sale of the insurance business.
Salaries and Benefits
Salaries and benefits expense decreased $78.4 million in 2017 as compared to 2016 due primarily to decreases of $55.7 million in compensation and benefits primarily resulting from a lower average headcount driven by site closures, organizational changes and a shift from full-time employees to outsourced services, and $15.1 million related to a change in the commissions structure. Headcount assigned directly to our Servicing segment decreased by approximately 800 full-time employees from 2,900 at December 31, 2016 to 2,100 at December 31, 2017.
Interest Expense
Interest expense decreased $14.9 million in 2017 as compared to 2016 driven by a $14.5 million decrease in interest expense related to servicing advance liabilities due primarily to the net pay down of our advance facilities resulting from advance reimbursements received in connection with the sale of loans and servicing rights during 2017 and the fourth quarter of 2016 and the retirement and termination of certain advance facilities in exchange for the DIP Warehouse Facilities, partially offset by $4.3 million in amortization of debt issuance costs related to the DIP Warehouse Facilities, which are being amortized over the estimated bankruptcy period of two months.

Depreciation and Amortization
Depreciation and amortization decreased $9.8 million in 2017 as compared to 2016 primarily due to the sale of assets related to our insurance business in the first quarter of 2017 and as a result of certain fixed assets and intangible assets having reached the end of their estimated useful lives.
Goodwill Impairment
We recorded goodwill impairment charges of $319.6 million in 2016. The impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 15 to the Consolidated Financial Statements.
Gain on Sale of Business
Gain on sale of business of $67.7 million in 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017.
Adjusted Loss and Adjusted EBITDA
Adjusted loss improved by $18.9 million and Adjusted EBITDA decreased $103.4 million in 2017 as compared to 2016. Adjusted loss improved primarily due to lower realization of expected cash flows and salaries and benefits, offset in part by lower servicing fees. Adjusted EBITDA decreased primarily due to lower servicing fees, offset in part by lower salaries and benefits.

Originations Segment
Provided below is a summary of results of operations, Adjusted Earnings and Adjusted EBITDA for our Originations segment (dollars in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	$	%
Net gains on sales of loans	$280,967	$410,544	$(129,577)	(32)%
Other revenues	31,377	38,886	(7,509)	(19)%
Total revenues	312,344	449,430	(137,086)	(31)%
Salaries and benefits	113,111	125,958	(12,847)	(10)%
General and administrative and allocated indirect expenses	94,539	107,825	(13,286)	(12)%
Interest expense	41,555	34,012	7,543	22%
Intersegment retention expense	12,902	37,630	(24,728)	(66)%
Depreciation and amortization	2,979	8,888	(5,909)	(66)%
Total expenses	265,086	314,313	(49,227)	(16)%
Net losses on extinguishment of debt	(719)	—	(719)	n/m
Income before income taxes	46,539	135,117	(88,578)	(66)%

Adjustments to income before income taxes
Non-cash interest expense	8,638	—	8,638	n/m
Exit costs	1,436	3,118	(1,682)	(54)%
Share-based compensation expense	154	1,019	(865)	(85)%
Other	1,683	14,531	(12,848)	(88)%
Total adjustments	11,911	18,668	(6,757)	(36)%
Adjusted Earnings	58,450	153,785	(95,335)	(62)%

EBITDA adjustments
Depreciation and amortization	2,979	8,888	(5,909)	(66)%
Other	(5,780)	(1,924)	(3,856)	200%
Total adjustments	(2,801)	6,964	(9,765)	(140)%
Adjusted EBITDA	$55,649	$160,749	$(105,100)	(65)%

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	For the Year Ended December 31, 2017
	Correspondent	Consumer	Wholesale	Total
Locked Volume (3)
Purchase	$6,562,755	$98,583	$505,610	$7,166,948
Refinance	2,690,679	4,640,181	442,894	7,773,754
Total	$9,253,434	$4,738,764	$948,504	$14,940,702

Funded Volume
Purchase	$6,736,255	$113,406	$444,401	$7,294,062
Refinance	2,806,222	5,077,224	432,170	8,315,616
Total	$9,542,477	$5,190,630	$876,571	$15,609,678

Sold Volume
Purchase	$6,922,893	$112,440	$419,800	$7,455,133
Refinance	2,971,297	5,336,742	418,678	8,726,717
Total	$9,894,190	$5,449,182	$838,478	$16,181,850

	For the Year Ended December 31, 2016
	Correspondent	Consumer	Wholesale (1)	Retail (2)	Total
Locked Volume (3)
Purchase	$8,108,275	$102,244	$30,976	$5,893	$8,247,388
Refinance	5,271,061	6,914,462	115,260	5,030	12,305,813
Total	$13,379,336	$7,016,706	$146,236	$10,923	$20,553,201

Funded Volume
Purchase	$8,206,636	$136,428	$24,835	$10,900	$8,378,799
Refinance	5,280,502	6,576,683	105,531	3,983	11,966,699
Total	$13,487,138	$6,713,111	$130,366	$14,883	$20,345,498

Sold Volume
Purchase	$8,290,301	$136,257	$18,255	$34,457	$8,479,270
Refinance	5,283,536	6,578,608	86,012	30,210	11,978,366
Total	$13,573,837	$6,714,865	$104,267	$64,667	$20,457,636
__________

(1)	During the third quarter of 2016, we re-entered the wholesale channel in an effort to expand our customer base.

(2)	We exited the consumer retail channel in January 2016.

(3)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and changes in interest rates.

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
Net gains on sales of loans for our Originations segment consists of the following (dollars in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	$	%
Realized gains on sales of loans (1)	$169,285	$224,796	$(55,511)	(25)%
Change in unrealized gains on loans held for sale (1)	7,226	(14,117)	21,343	(151)%
Gains (losses) on interest rate lock commitments (1)(2)	(23,046)	194	(23,240)	n/m
Losses on forward sales commitments (1)(2)	(31,662)	(12,335)	(19,327)	157%
Losses on MBS purchase commitments (1)(2)	(2,749)	(20,317)	17,568	(86)%
Capitalized servicing rights (3)	135,176	205,365	(70,189)	(34)%
Provision for repurchases	(6,991)	(15,331)	8,340	(54)%
Interest income	33,856	41,715	(7,859)	(19)%
Other	(128)	574	(702)	(122)%
Net gains on sales of loans	$280,967	$410,544	$(129,577)	(32)%
__________

(1)
Gains or losses on interest rate lock commitments, forward sales commitments, and MBS purchase commitments are principally offset by gains or losses included in realized gains on sales of loans or change in unrealized gains on loans held for sale.

(2)	Realized losses on freestanding derivatives were $8.8 million and $57.3 million during 2017 and 2016, respectively.

(3)
Includes MSR sales to NRM of $62.3 million and $12.9 million during 2017 and 2016, respectively. Refer to Note 5 to the Consolidated Financial Statements for additional information regarding transactions with NRM.

The decrease in net gains on sales of loans in 2017 as compared to 2016 was primarily due to an overall lower volume of locked loans. In addition, we experienced a shift in mix from the higher margin consumer channel to the lower margin correspondent and wholesale channels during 2017 as compared to 2016. The consumer channel locked volume declined in part due to lower HARP volume in 2017. Other contributors to the decrease in net gains on sales of loans included a market shift away from loan refinance towards home purchase volume, a reduction in direct mail lead generation and a lower servicing rights margin.
The years ended December 31, 2017 and 2016 included the benefit of higher margins from HARP, which is scheduled to expire on December 31, 2018. HARP is a federal program of the U.S. that helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing occurred in prior periods.

Provided below is a summary of origination economics for all channels (in basis points):

	For the Years Ended December 31,		Variance
	2017	2016	Bps	%
Gain on sale of loans (1)	188	200	(12)	(6)%
Fee income (2)	20	19	1	5%
Direct expenses (2)	(133)	(125)	(8)	6%
Direct margin	75	94	(19)	(20)%
__________

(1)	Calculated on pull-through adjusted locked volume.

(2)	Calculated on funded volume.
The direct margin decreased during 2017 as compared to 2016 resulting from lower gain on sale of loans margin and higher direct expense margin. The gain on sale of loans margin decreased in part due to the shift in mix from the higher margin consumer channel to the lower margin correspondent and wholesale channels. Our correspondent and wholesale volume represented 68% of total pull-through adjusted locked volume for 2017 as compared to 66% for 2016. In addition, there were lower margins in the correspondent channel during 2017 as compared to 2016 generally due to lower pricing levels, as well as higher volume incentives offered in 2017.
Direct expenses increased due to higher compensation margins due to incentive plan changes and fixed headcount costs, as well as higher interest expense due to higher average interest rates on our warehouse facilities. These were partially offset by lower intersegment expense as a result of lower overall retention volume due to our smaller owned MSR portfolio.
Other Revenues
Other revenues, which consists primarily of origination fee income and interest on cash equivalents, decreased $7.5 million in 2017 as compared to 2016 resulting primarily from $6.3 million in lower origination fee income primarily due to an overall lower volume of funded loans.
Salaries and Benefits
Salaries and benefits expense decreased $12.8 million in 2017 as compared to 2016 due primarily to decreases of $6.4 million in commissions and incentives resulting from lower originations volume, $4.4 million in overtime driven by lower locked and funded volume in the consumer channel and cost reduction measures and $3.0 million in severance.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased $13.3 million in 2017 as compared to 2016 primarily due to decreases of $4.7 million related to asset impairment charges in 2016, $3.6 million in corporate allocations for salaries and benefits and transformation costs, $4.0 million in advertising costs resulting from a decrease in mail solicitations attributable to a strategy shift in lead acquisition and in sponsorship costs and gift card campaigns, $2.8 million in document custody and overnight mail costs corresponding to originations volume, $2.2 million in legal fees primarily related to the settlement of a legal case in 2016 and $4.2 million in other cost savings; partially offset by a $5.0 million lower reduction to the representations and warranty reserve resulting from assumption updates and $4.3 million in higher loan origination expense due to an increase in loan processing and underwriting expenses and higher net appraisal expense in 2017.
Interest Expense
Interest expense increased $7.5 million in 2017 as compared to 2016 primarily due to $8.6 million in amortization of debt issuance costs incurred in connection with the DIP Warehouse Facilities, which are being amortized over the estimated bankruptcy period of two months, and extending another of our warehouse facilities. This amortization was offset in part by a $1.0 million decrease in interest expense related to the existing warehouse facilities due to lower average borrowings, partially offset by a higher average interest rate.
Intersegment Retention Expense
Intersegment retention expense relates to fees charged by our Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention expense of $24.7 million in 2017 as compared to 2016 was due primarily to lower overall retention volume due to our smaller owned MSR portfolio.

Depreciation and Amortization
Depreciation and amortization decreased $5.9 million in 2017 as compared to 2016 primarily as a result of certain assets having reached the end of their estimated useful lives at the end of 2016 and during 2017.
Adjusted Earnings and Adjusted EBITDA
Adjusted Earnings and Adjusted EBITDA decreased $95.3 million and $105.1 million, respectively, in 2017 as compared to 2016 due primarily to lower net gains on sales of loans, partially offset by decreases in intersegment retention expense and salaries and benefits.

Reverse Mortgage Segment
Provided below is a summary of results of operations, Adjusted Loss and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	$	%
Net fair value gains on reverse loans and related HMBS obligations	$42,419	$59,022	$(16,603)	(28)%
Net servicing revenue and fees	27,566	31,031	(3,465)	(11)%
Other revenues	2,750	5,742	(2,992)	(52)%
Total revenues	72,735	95,795	(23,060)	(24)%
General and administrative and allocated indirect expenses	60,019	83,250	(23,231)	(28)%
Salaries and benefits	47,202	69,112	(21,910)	(32)%
Interest expense	31,435	9,070	22,365	247%
Depreciation and amortization	3,119	6,088	(2,969)	(49)%
Intangible assets impairment	—	6,735	(6,735)	(100)%
Other expenses, net	5,146	4,421	725	16%
Total expenses	146,921	178,676	(31,755)	(18)%
Net losses on extinguishment of debt	(1,345)	—	(1,345)	n/m
Other losses	—	(1,664)	1,664	(100)%
Loss before income taxes	(75,531)	(84,545)	9,014	(11)%

Adjustments to loss before income taxes
Fair value to cash adjustment for reverse loans	38,351	17,501	20,850	119%
Non-cash interest expense	7,826	—	7,826	n/m
Exit costs	1,628	5,437	(3,809)	(70)%
Share-based compensation expense	348	1,032	(684)	(66)%
Intangible assets impairment	—	6,735	(6,735)	(100)%
Other	2,098	3,971	(1,873)	(47)%
Total adjustments	50,251	34,676	15,575	45%
Adjusted Loss	(25,280)	(49,869)	24,589	(49)%

EBITDA adjustments
Depreciation and amortization	3,119	6,088	(2,969)	(49)%
Amortization of servicing rights	1,494	1,753	(259)	(15)%
Other	82	151	(69)	(46)%
Total adjustments	4,695	7,992	(3,297)	(41)%
Adjusted EBITDA	$(20,585)	$(41,877)	$21,292	(51)%

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

	For the Years Ended December 31,
	2017		2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the year	56,550	$10,340,727	56,046	$9,818,400
New business added	6,012	1,169,169	10,091	1,789,432
Other additions (1)	—	772,161	—	784,523
Payoffs and curtailments	(12,380)	(2,505,310)	(9,587)	(2,051,628)
Balance at end of the year	50,182	$9,776,747	56,550	$10,340,727
__________

(1)	Other additions include additions to the principal balance serviced related to draws on lines of credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below is a summary of our reverse loan servicing portfolio (dollars in thousands):

	At December 31, 2017		At December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	50,182	$9,776,747	56,550	$10,340,727
On-balance sheet residential loans and real estate owned	54,732	9,573,804	62,485	10,321,425
Total reverse loan servicing portfolio	104,914	$19,350,551	119,035	$20,662,152
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio, which is calculated as the annual average servicing fee divided by the ending unpaid principal balance, was 0.13% at December 31, 2017 and 2016.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	$	%
Interest income on reverse loans	$450,628	$450,008	$620	—%
Interest expense on HMBS related obligations	(398,241)	(412,090)	13,849	(3)%
Net interest income on reverse loans and HMBS related obligations	52,387	37,918	14,469	38%

Change in fair value of reverse loans	(208,340)	(111,687)	(96,653)	87%
Change in fair value of HMBS related obligations	198,372	132,791	65,581	49%
Net change in fair value on reverse loans and HMBS related obligations	(9,968)	21,104	(31,072)	(147)%
Net fair value gains on reverse loans and related HMBS obligations	$42,419	$59,022	$(16,603)	(28)%

Net fair value gains on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or no longer in securitization pools, net of interest expense on HMBS related obligations, and the change in fair value of these assets and liabilities. Included in the change in fair value are gains due to loan originations that include tail draws. Tail draws are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit, interest, servicing fees, and mortgage insurance premiums. Economic gains and losses result from the pricing of an aggregated pool of loans exceeding the cost of the origination or acquisition of the loan as well as the change in fair value resulting from changes to market pricing on HECMs and HMBS. No gain or loss is recognized as a result of the securitization of reverse loans as these transactions are accounted for as secured borrowings. However, HECMs and HMBS related obligations are marked to fair value, which can result in a net gain or loss related to changes in market pricing.
Net interest income on reverse loans and HMBS related obligations increased $14.5 million in 2017 as compared to 2016, primarily as a result of a decrease in HMBS related obligations due to an increase in buyouts, partially offset by an increase in nonperforming reverse loans, which generally have lower interest rates than performing loans. If the net interest income were adjusted for interest expense from debt financing on warehouse facilities, which is recorded in interest expense, the aforementioned impact would be minimal for the year ended December 31, 2017. The net change in fair value on reverse loans and HMBS related obligations is comprised of cash generated by origination, purchase, and securitization of HECMs as well as non-cash fair value gains or losses. Cash generated by the origination, purchase and securitization of HECMs decreased $10.2 million in 2017 as compared to 2016 primarily due to our exit from the reverse mortgage originations business in early 2017, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value losses increased by $20.9 million in 2017 as compared to 2016 due primarily to valuation model assumption adjustments related to buyout loans as well as the impact of an increased level of buyout loans and changes in market pricing in 2017.
Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rate utilized in the valuation of reverse loans and HMBS related obligations has increased from 28.48% and 27.74%, respectively, at December 31, 2016 to 30.23% and 32.07%, respectively, at December 31, 2017 primarily due to runoff of the portfolio.
Provided below is a summary of our funded volume, which represents purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	$	%
Funded volume	$399,165	$872,203	$(473,038)	(54)%
Securitized volume (1)	426,531	868,023	(441,492)	(51)%
__________

(1)
Securitized volume includes $347.5 million and $422.7 million of tails securitized for 2017 and 2016, respectively. Tail draws associated with the HECM IDL product were $200.0 million and $248.7 million for 2017 and 2016, respectively.

Funded and securitized volumes decreased during 2017 as compared to 2016 primarily due to the decision made by management during December 2016 to exit the reverse mortgage originations business. As of December 31, 2017, there were no reverse loans in the originations pipeline as we finalized the shutdown of the reverse mortgage originations business during 2017. We will continue to fund undrawn tails available to borrowers. Refer to Note 18 to the Consolidated Financial Statements for additional information regarding exit activities.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	$	%
Servicing fees	$13,133	$14,055	$(922)	(7)%
Incentive and performance fees	8,362	9,557	(1,195)	(13)%
Ancillary and other fees	7,565	9,172	(1,607)	(18)%
Servicing revenue and fees	29,060	32,784	(3,724)	(11)%
Amortization of servicing rights	(1,494)	(1,753)	259	(15)%
Net servicing revenue and fees	$27,566	$31,031	$(3,465)	(11)%
The decline in net servicing revenue and fees of $3.5 million in 2017 as compared to 2016 was due primarily to a decrease in ancillary and other fees and incentive and performance fees for the management of real estate owned.
General and Administrative and Allocated Indirect Expenses
General and administrative and allocated indirect expenses decreased by $23.2 million in 2017 as compared to 2016 due primarily to decreases of $5.4 million in loan servicing expense, $5.0 million in advertising costs due to our exit from the reverse mortgage originations business in early 2017, $4.2 million in contractor fees, $2.8 million of asset impairment charges in 2016 and $1.9 million in curtailment-related accruals. Corporate allocations for salaries and benefits and transformation costs decreased $2.8 million in 2017 as compared to 2016.
Salaries and Benefits
Salaries and benefits expense decreased $21.9 million in 2017 as compared to 2016 due primarily to lower compensation and benefits, severance, bonuses, commissions and overtime as a result of lower origination volume and lower average headcount resulting from our decision to exit the reverse mortgage originations business. Headcount assigned directly to our Reverse segment decreased by approximately 200 full-time employees from 800 at December 31, 2016 to 600 at December 31, 2017.
Interest Expense
Interest expense increased $22.4 million in 2017 as compared to 2016 due primarily to higher average borrowings on master repurchase agreements resulting from higher buyout loan levels, combined with a higher average cost of debt, which included the excess amortization of debt costs of $7.8 million due to securing the DIP and Exit Warehouse Facilities during December 2017, discussed in more detail in the Liquidity and Capital Resources section below.
Intangible Assets Impairment
We recorded $6.7 million in intangible assets impairment charges in 2016. These impairment charges were the result of certain market, industry and company-specific matters as discussed in more detail in Note 15 to the Consolidated Financial Statements.
Adjusted Loss and Adjusted EBITDA
Adjusted Loss and Adjusted EBITDA improved by $24.6 million and $21.3 million, respectively, in 2017 as compared to 2016 primarily due to the decreases in salaries and benefits and general and administrative expenses, partially offset by the increase in interest expense as described above.
Other Non-Reportable Segment
Other Revenues
Other revenues consist primarily of asset management advisory fees, investment income and other interest income. Other revenues remained flat in 2017 as compared to 2016.

Expenses
Expenses increased $76.7 million in 2017 as compared to 2016 as a result of higher costs related to our debt restructuring in connection with the Chapter 11 Case.
Other Gains (Losses)
Net losses on extinguishment of debt of $1.8 million in 2017 resulted primarily from the write-off of deferred debt issuance costs and debt discount related to payments made on the 2013 Term Loan in connection with the Restructuring. Net gains on extinguishment of debt of $14.7 million in 2016 primarily relate to the repurchase of a portion of our Convertible Notes with a carrying value of $39.3 million.
Other net fair value gains (losses) increased $7.2 million to a gain in 2017 as compared to a loss in 2016 driven by improved default rate assumptions and an increase in the LIBOR rate for loans and bonds related to the Non-Residual Trusts, partially offset by a 32 bps increase in the discount rate of mortgage loans related to Non-Residual Trusts during 2017.
We recorded other gains of $7.2 million in 2017 in connection with our counterparty under the Clean-up Call Agreement having fulfilled its obligation for the mandatory clean-up call of one of the remaining Non-Residual Trusts, resulting in the subsequent deconsolidation of the trust. Refer to Note 6 to the Consolidated Financial Statements for additional information on the deconsolidation of the Non-Residual Trusts.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding MSR acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans and mortgage loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicer licensing or financing or subservicing agreements with third parties.
At December 31, 2017, our liquidity was $242.3 million, including cash liquidity of $241.8 million and availability under the 2013 Revolver of $0.5 million. As discussed further in the Corporate Debt section below, at December 31, 2017 the maximum amount we would have been able to borrow on the 2013 Revolver was $20.0 million, of which $0.5 million remained available after reductions for issued letters of credit. As of the Effective Date and upon entry into the 2018 Credit Agreement, the 2013 Revolver and all issued letters of credit were terminated.
As discussed further herein, effective December 5, 2017, we entered into an agreement with certain warehouse lenders to provide the DIP Warehouse Facilities during the Chapter 11 Case and the Exit Warehouse Facilities until February 2019. Beginning on the Effective Date, the DIP Warehouse Facilities transitioned into the Exit Warehouse Facilities, whereupon such facilities were modified but will continue to fund the purchase and origination of mortgage loans, the repurchases of HECMs and servicing advances related to mortgage loan servicing activities in an aggregate combined capacity of $1.9 billion. In connection with such transition, among other modifications, (i) the Securities Master Repurchase Agreement was terminated and replaced by the newly implemented DAAT Facility and DPATII Facility, (ii) the maximum capacity sub-limit with respect to Ditech Financial’s master repurchase agreement was increased from $750.0 million to $1.0 billion, (iii) the maturity date with respect to the Ditech Financial and RMS warehouse facilities was extended to February 8, 2019, and (iv) the DAAT Facility and DPATII Facility will be due and payable on February 11, 2019
We endeavor to maintain our liquidity at a level sufficient to fund certain known or expected payments and to fund our working capital needs. Our principal sources of liquidity are the cash flows generated from our business segments and funds available from our master repurchase agreements, mortgage loan servicing advance facilities, issuance of GMBS, issuance of HMBS to fund our tail commitments and sales of MSR, any portion thereof, or other assets. From time to time, we utilize our excess cash to reinvest in the business, including but not limited to investment in MSR and repayment of debt.

We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow us to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, asset acquisitions, cash taxes and all required debt service obligations for the next 12 months. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates, the continued availability of financing and other factors discussed below. Our liquidity outlook assumes we are able to maintain, renew, resize or replace our existing mortgage loan servicing advance facilities, mortgage loan master repurchase agreements and reverse loan master repurchase agreements to fund repurchases of HECMs with enough capacity to meet projected needs, and/or are able to implement other financing solutions to meet such needs. We continually monitor our cash flows and liquidity in order to be responsive to changing conditions and other factors.
Recent Actions
The following actions relating to our liquidity have been completed or are currently in process:

•
we emerged from the Chapter 11 Case on February 9, 2018, which resulted in approximately $807 million of corporate debt and accrued interest being extinguished. Contemporaneously, we issued $250 million aggregate principal amount of Second Lien Notes;

•
on March 29, 2018, we entered into an agreement with the Term Lenders to waive certain covenants through 2019 in exchange for an additional incremental minimum paydown of no less than $30 million by December 31, 2018; and

•
we are currently working with an advisor to help market and sell a pool of defaulted reverse Ginnie Mae buyout loans that are owned by the Company and financed under its existing financing facilities and with our existing as well as new lenders to increase financing capacity for reverse Ginnie Mae buyout loans. These actions are expected to provide adequate liquidity to satisfy our Ginnie May buyout obligations.

Strategic plans designed to improve our liquidity include the following:

•
our leadership team continues the transformation of the operating businesses by contemplating further cost reductions, operational enhancements and streamlining of the businesses and reduction of leverage;

•
for the Servicing business, we continue the transition to a fee-for-service model with a focus on selling servicing rights to third parties on a more selective basis while continuing to grow the subservicing business with third-party servicing rights owners; and

•
dispose of assets that are not necessary to support our business strategies including the sale or securitization of reverse Ginnie Mae buyout loans. Refer to Note 30 to the Consolidated Financial Statements for additional information.

Mortgage Loan Servicing Business
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to pay property taxes, insurance premiums and foreclosure costs and various other items, referred to as protective advances. Protective advances are required to preserve the collateral underlying the residential loans being serviced. In addition, we advance our own funds to meet contractual principal and interest payment requirements for certain credit owners. In the normal course of business, we borrow money from various counterparties who provide us with either financing to fund a portion of our mortgage loan related servicing advances on a short-term basis or provide for reimbursement within an agreed-upon period. Payments on the amounts due under these servicer advance funding agreements are paid from certain proceeds received (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) from the issuance of new notes or other refinancing transactions.
Subservicers are generally reimbursed for advances in the month following the advance, so our advance funding requirements may be reduced if we succeed in transitioning to a greater mix of subservicing in our portfolio. Our ability to fund servicing advances on our owned MSR portfolio is a significant factor that affects our liquidity, and to operate and grow our servicing portfolio we depend upon our ability to secure financing arrangements on acceptable terms and to renew, replace or resize existing financing facilities as they expire. However, there can be no assurance that these facilities will be available to us in the future. The servicing advance financing agreements that support our servicing operations are discussed below.

Pre-petition Servicer Advance Facilities
GTAAFT Facility
During 2017, prior to the Chapter 11 Case, Ditech Financial utilized the non-recourse GTAAFT Facility to provide funding for servicer and protective advances made in connection with its servicing of certain Fannie Mae and Freddie Mac mortgage loans. In connection with the GTAAFT Facility, Ditech Financial sold and/or contributed the rights to reimbursement for servicer and protective advances to a depositor entity, which then sold and/or contributed such rights to reimbursement to an issuer entity. Each of the issuer and the depositor entities under this facility is structured as a bankruptcy remote special purpose entity and is the sole owner of its respective assets.
Prior to the Chapter 11 Case, the GTAAFT Facility consisted of (i) Series 2016-T1 two-year term notes issued September 30, 2016 with an aggregate principal balance of $300.0 million and an expected repayment date of October 15, 2018, and (ii) up to $150.0 million of Series 2014-VF2 variable funding notes of which $22.9 million was outstanding with a scheduled repayment date of October 3, 2018.
Other Servicing Advance Facilities
During 2017, prior to the Chapter 11 Case, Ditech Financial had two additional servicing advance facilities that were used to fund servicer and protective advances under certain servicing agreements. Prior to the Chapter 11 Case, these servicing advance facilities had an aggregate capacity of $125.0 million, of which $75.0 million was non-recourse to us, and aggregate borrowings of $85.3 million.
These servicing advance facilities contained customary events of default and covenants. Ditech Financial received waivers and/or amendments from each of its lenders to the extent necessary to waive any default, event of default, amortization event, termination event or similar event resulting from or arising from the Restatement. Additionally, we received a limited waiver under two of the servicing advance facilities to waive any event of default or similar event arising from the Restructuring.
DIP Warehouse Facilities - Servicing Advance Facilities
Securities Master Repurchase Agreement
Effective December 5, 2017, we entered into a Securities Master Repurchase Agreement with certain existing warehouse lenders as part of our DIP Warehouse Facilities to provide servicer advance financing during the Chapter 11 Case. The Securities Master Repurchase Agreement provided up to $550.0 million to fund the purchase of new variable funding notes issued under the GTAAFT Facility and DPAT Facility. The DPAT Facility was created to finance non-GSE servicer and protective advances and is otherwise structured similar to the GTAAFT facility. The new variable funding notes issued under these facilities were pledged as collateral under the Securities Master Repurchase Agreement. Proceeds from the funding were used to repay existing borrowings under the GTAAFT Facility and other servicing advance facilities, including the $300.0 million Series 2016-T1 two-year term notes, $22.9 million Series 2014-VF2 variable funding notes, and $85.3 million of borrowings outstanding under other advance facilities. As of December 31, 2017, Ditech Financial had $421.2 million outstanding under the Securities Master Repurchase Agreement. The interest rate for the Securities Master Repurchase Agreement was based on 3-month LIBOR plus 3.00%.
On February 12, 2018, as part of the implementation of our Exit Warehouse Facilities, the Securities Master Repurchase Agreement was terminated and repaid with proceeds from the issuance of variable funding notes under two new servicing advance facilities, the DAAT Facility and DPATII Facility.
Post-Effective Date Servicer Advance Facilities
DAAT Facility / DPATII Facility
The DAAT Facility and DPATII Facility acquired the outstanding advances from the GTAAFT Facility and DPAT Facility, respectively. The variable funding notes issued under the GTAAFT Facility and DPAT Facility, which had been pledged as collateral under the Securities Master Repurchase Agreement, were fully redeemed and the GTAAFT Facility and DPAT Facility were both terminated on February 12, 2018.

In connection with the DAAT Facility and DPATII Facility, Ditech Financial sells and/or contributes the rights to reimbursement for servicer and protective advances to a depositor entity, which then sells and/or contributes such rights to reimbursement to an issuer entity. Each of the issuer and the depositor entities under this facility is structured as a bankruptcy remote special purpose entity and is the sole owner of its respective assets. Advances made under the DAAT Facility and DPATII Facility are held in two separate trusts: DAAT, used to hold GSE advances, and DPATII, used to hold non-GSE advances. This financing provides funding for servicer and protective advances made in connection with Ditech Financial's servicing of certain Fannie Mae and other mortgage loans and is non-recourse to us.
The collateral securing the borrowings outstanding under the DAAT Facility and DPATII Facility consists primarily of rights to reimbursement for servicer and protective advances in respect of certain mortgage loans serviced by Ditech Financial on behalf of Fannie Mae and other private-label securitization trusts, as well as cash.
As part of our Exit Warehouse Facilities, the DAAT Facility and DPATII Facility have maximum capacity sub-limits of $475.0 million and $75.0 million, respectively. The interest on the variable funding notes issued under the DAAT Facility and DPATII Facility is based on the lender's applicable index, plus a per annum margin of 2.25%. No other notes have been issued under these facilities. We may repay and redraw the variable funding notes issued for 364-days from and including February 12, 2018 subject to the satisfaction of various funding conditions including Ditech Holding not being in default under warehouse, repurchase, credit or other similar agreements relating to indebtedness in excess of certain amounts and there being no breaches of representations, warranties and covenants by us under the DAAT and DPATII transaction agreements. If such 364-day period is not extended, the variable funding notes will become due and payable on February 11, 2019. These facilities, together with Ditech Financial's master repurchase agreement and RMS's master repurchase agreement are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities agreements. As of March 1, 2018, the DAAT Facility and DPATII Facility had outstanding balances of $262.2 million and $67.3 million, respectively, and the Exit Warehouse Facilities in total had an outstanding balance of $1.7 billion.
The facilities' base indenture and indenture supplements include facility events of default and target amortization events customary for financings of this type. The target amortization events include, among other events, events related to breaches of representations, financial and non-financial covenants, certain tests related to the collection and performance of the receivables securing the variable funding notes, defaults under certain other material indebtedness, material judgments and change of control. Upon the occurrence of a target amortization event, the outstanding principal balance of the variable funding notes is payable on the first payment date occurring after the occurrence of such target amortization event. Failure to make requisite payments on the variable funding notes following the occurrence of a target amortization event could lead to an event of default. Upon the occurrence of an event of default, specified percentages of noteholders have the right to terminate all commitments and accelerate the variable funding notes under the base indenture, enforce their rights with respect to the collateral and take certain other actions. The events of default include, among other events, the occurrence of any failure to make payments (subject to certain cure periods and including balances due after the occurrence of a target amortization event), failure of Ditech Financial to satisfy various deposit and remittance obligations as servicer of certain mortgage loans, the requirement of the issuer to be registered as an "investment company" under the Investment Company Act of 1940, as amended, certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and applicable indenture supplement, removal of Ditech Financial’s status as an approved seller or servicer by either Fannie Mae or Freddie Mac and bankruptcy events.
In connection with these facilities, we entered into an acknowledgment agreement with Fannie Mae, dated as of February 9, 2018, that waived Fannie Mae's respective rights of set-off against rights to reimbursement for certain servicer advances and delinquency advances subject to the DAAT Facility. The Fannie Mae acknowledgment agreement remains in effect unless Fannie Mae withdraws its consent (i) at each yearly anniversary of the agreement by providing 30 days' advance written notice or (ii) upon certain other specified events. If Fannie Mae were to withdraw such waiver or subordination, as applicable, of its respective rights of set-off, our ability to increase the draws on the variable funding notes or maintain the drawn balances thereunder could be materially limited or eliminated.
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest and servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in March 2017 and expires on March 31, 2018. In March 2018, we executed an amendment effective April 1, 2018, which extends this agreement to December 31, 2018 at which time this facility will terminate. Upon termination, any remaining balance would become due and payable. At December 31, 2017, we had borrowings of $62.3 million under the Early Advance Reimbursement Agreement, which has a capacity of $100.0 million.

Mortgage Loan Originations Business
Master Repurchase Agreements
Ditech Financial utilizes master repurchase agreements with various warehouse lenders to fund the origination and purchase of residential loans. These facilities provide creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of each particular facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under these facilities within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. We evaluate our needs under these facilities based on forecasted mortgage loan origination volume; however, there can be no assurance that these facilities will be available to us in the future.
During 2017, Ditech Financial received waivers and/or amendments on its previous warehouse facilities, required as a result of the Restatement and conclusions reached regarding our ability to continue as a going concern, as described in Note 2 to the Consolidated Financial Statements. Two of the Ditech Financial master repurchase agreements that contained profitability covenants were also amended to allow for a net loss under such covenants for the quarter ending September 30, 2017 as applicable to the terms of each respective agreement. These amendments, among other things, reduced the advance rates on certain previously existing facilities.
In October 2017, one warehouse facility was terminated and another warehouse facility matured and was not renewed. All borrowings under these facilities were fully repaid.
Effective December 5, 2017, we amended one of our master repurchase agreements, which included the consolidation with another master repurchase agreement, as part of our DIP Warehouse Facilities. The DIP Warehouse Facilities, which have a total capacity of $1.9 billion, include this master repurchase agreement, provide up to $750.0 million to finance Ditech Financial's origination business during the Chapter 11 Case, and upon transitioning into the Exit Warehouse Facilities on February 9, 2018, provide up to $1.0 billion to continue financing Ditech Financial's origination business and expire on February 8, 2019. At December 31, 2017, the interest rate under such master repurchase agreement was based on 3-month LIBOR plus 3.00%. This facility provides creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under the facility within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. The entire capacity under such master repurchase agreement is provided on a committed basis. We had $520.4 million of short-term borrowings under the master repurchase agreement at December 31, 2017. Ditech Financial had no other master repurchase agreements as of December 31, 2017.
On February 9, 2018, in connection with the Effective Date of the Prepackaged Plan, the DIP Warehouse Facilities began transitioning into the Exit Warehouse Facilities, whereupon the Ditech Financial master repurchase agreement amended under the DIP Warehouse Facilities continues to provide financing for Ditech Financial's origination business. Upon the Effective Date, the Ditech Financial master repurchase agreement was amended to, among other things, extend the maturity date to February 8, 2019, change the interest rate to the lender's applicable index, plus a per annum margin of 2.25%, and increase the maximum capacity sub-limit available to finance Ditech Financial's origination business from $750.0 million to $1.0 billion. On March 29, 2018, Ditech Financial amended its master repurchase agreement to provide for a 30 day extension to its deadline to deliver audited annual financial statements in respect of itself and Ditech Holding for the year ended December 31, 2017. As a result of such amendment, Ditech Financial is permitted to deliver the relevant Ditech Financial audited annual financial statements for the year ended December 31, 2017 within 120 days (formerly 90 days) before triggering a default or event of default or otherwise constituting a breach of any representation, warranty or covenant under its master repurchase agreement. The Ditech Financial master repurchase agreement, together with RMS's master repurchase agreement and the DAAT and DPATII Facilities are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities. As of March 1, 2018, Ditech Financial's master repurchase agreement had an outstanding balance of $572.4 million, and the Exit Warehouse Facilities in total had an outstanding balance of $1.7 billion.
Our ability to utilize our master repurchase facilities from time to time depends, among other things, upon us being able to make representations and warranties as to our solvency, the accuracy of information we have furnished, no material adverse changes having occurred, maintenance of our approved seller/servicer status with GSEs, no notices of adverse actions having been received from GSEs or agencies, the adequacy of our control program, our ability to service loans in accordance with accepted servicing practices and our compliance with applicable laws. The Ditech Financial master repurchase agreement contains customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of our subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. Ditech Financial was in compliance with the terms of the master repurchase agreement, including financial covenants, at December 31, 2017.

We are dependent on the ability to secure warehouse facilities on acceptable terms and to either renew or replace existing facilities as needed when they expire. If we fail to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. We may seek waivers or amendments of warehouse facility terms in the future, if necessary or advisable.
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
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At December 31, 2017, our maximum exposure to repurchases due to potential breaches of representations and warranties was $69.0 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through December 31, 2017 adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at beginning of the year	$22,094	$23,145
Provision for new sales	6,991	15,331
Change in estimate of existing reserves (1) (2)	(10,596)	(15,660)
Net realized losses on repurchases	(1,697)	(722)
Balance at end of the year	$16,792	$22,094
__________

(1)
The change in estimate of existing reserves during the year ended December 31, 2017 primarily relates to portfolio performance, voluntary loan payoffs and paydowns, clean loan reviews, and loans meeting certain age triggers, which reduces estimated loss exposure.

(2)
The change in estimate of existing reserves during the year ended December 31, 2016 is primarily due to adjustments to certain assumptions based on recently observed trends as compared to historical expectations, primarily relating to loan defect rates and counterparty review probabilities.

Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	For the Years Ended December 31,
	2017		2016
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the year	29	$5,974	30	$6,225
Repurchases and indemnifications	(35)	(7,279)	(33)	(7,144)
Claims initiated	147	28,814	174	37,370
Rescinded	(110)	(20,835)	(142)	(30,477)
Balance at end of the year	31	$6,674	29	$5,974

The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at December 31, 2017 based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Unpaid Principal Balance
2013	$8,281,787
2014	10,426,717
2015	17,214,517
2016	17,544,627
2017	15,504,927
Total	$68,972,575
Reverse Mortgage Business
Master Repurchase Agreements
RMS utilizes master repurchase agreements to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. These facilities are secured by the underlying assets and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of each particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. We evaluate our needs under these facilities based on forecasted reverse loan repurchases and timing of reimbursement from HUD; however, there can be no assurance that these facilities will be available to us in the future.
During 2017, RMS received waivers and/or amendments on its previous warehouse facilities, required as a result of the restatement of its and our consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017 and conclusions reached regarding our ability to continue as a going concern, as described in Note 2 to the Consolidated Financial Statements. These amendments, among other things, reduced the advance rates on certain previously existing facilities.
Effective December 5, 2017, we amended and restated one of our master repurchase agreements, which included the consolidation with another master repurchase agreement, as part of our DIP Warehouse Facilities. The DIP Warehouse Facilities, which had a total capacity of $1.9 billion, include this master repurchase agreement and provided up to $800.0 million to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools during the Chapter 11 Case and upon transitioning into the Exit Warehouse Facilities on February 9, 2018 will continue to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools until February 8, 2019. At December 31, 2017, the interest rate under the master repurchase agreement was based on 3-month LIBOR plus 4.50%. The entire capacity under such master repurchase agreement is provided on a committed basis. We had $564.8 million of short-term borrowings under the master repurchase agreement at December 31, 2017. RMS had no other master repurchase agreements as of December 31, 2017.
On February 9, 2018, upon the Effective Date of the Prepackaged Plan the DIP Warehouse Facilities began transitioning into the Exit Warehouse Facilities, whereupon the RMS master repurchase agreement continues to provide financing for repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. Upon the Effective Date, the RMS master repurchase agreement was amended to, among other things, extend the maturity date to February 8, 2019 and change the interest rate to the lender's applicable index, plus a per annum margin of 3.25%. On March 29, 2018, RMS amended its master repurchase agreement to provide for a 30 day extension to its deadline to deliver audited annual financial statements in respect of itself and Ditech Holding for the year ended December 31, 2017. As a result of such amendment, RMS is permitted to deliver the relevant RMS audited annual financial statements for the year ended December 31, 2017 within 120 days (formerly 90 days) before triggering a default or event of default or otherwise constituting a breach of any representation, warranty or covenant under its master repurchase agreement. The RMS master repurchase agreement, together with Ditech Financial's master repurchase agreement and the DAAT and DPATII Facilities are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities. As of March 1, 2018, RMS' master repurchase agreement had an outstanding balance of $796.7 million, and the Exit Warehouse Facilities in total had an outstanding balance of $1.7 billion.

The master repurchase agreement contains customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results of our subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. RMS was in compliance with the terms of the master repurchase agreement, including financial covenants, at December 31, 2017.
We are dependent on our ability to secure warehouse facilities on acceptable terms and to either renew or replace existing facilities as needed when they expire. If we fail to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. We may seek waivers or amendments of warehouse facility terms in the future, if necessary or advisable.
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At December 31, 2017, we had $8.7 billion in unpaid principal balance outstanding on the HMBS related obligations. At December 31, 2017, $8.6 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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

Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at beginning of the year (1)	$346,983	$191,123
Repurchases and other additions (1)(2)	1,320,230	641,410
Liquidations (1)	(858,705)	(485,550)
Balance at end of the year (1)	$808,508	$346,983
__________

(1)
The 2016 amounts and the balance at the beginning of the year ended December 31, 2017 have been adjusted to conform to the current year presentation, which excludes current month unfunded buyouts from repurchases and other additions and the balance at end of period.

(2)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.
Our repurchases of reverse loans and real estate owned have increased significantly during the year ended December 31, 2017 as compared to 2016. We expect a continued increase to repurchase requirements due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount. At December 31, 2017, we have commitments to repurchase reverse loans and real estate owned of $121.5 million, and we have $235.2 million available under our master repurchase agreements for repurchases of reverse loans and real estate owned. There can be no assurance that we will be able to maintain or expand our borrowing capacity to fund loan repurchases. Refer to Notes 7 and 30 of the Consolidated Financial Statements for further discussion.
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
As servicer of reverse loans, we are also obligated to fund additional borrowing capacity in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowing capacity was $1.0 billion at December 31, 2017, which includes $1.0 billion in capacity that was available to be drawn by borrowers at December 31, 2017 and $13.3 million in capacity that will become eligible to be drawn by borrowers throughout the twelve months ending December 31, 2018 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Corporate Debt
2013 Credit Agreement
At December 31, 2017, we had a 2013 Term Loan in the original principal amount of $1.5 billion and a $100.0 million 2013 Revolver. Our obligations under the 2013 Secured Credit Facilities were guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on our consolidated balance sheets. The balance outstanding on the 2013 Term Loan was $1.2 billion at December 31, 2017.
In July 2017, we entered into the Third Amendment to the 2013 Credit Agreement to make certain changes to the mandatory prepayment provisions and negative covenants thereof and certain technical changes.

The material terms of our 2013 Secured Credit Facilities at December 31, 2017 are summarized in the table below:

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
2013 Term Loan	1-month LIBOR plus 3.75% 1-month LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter of 2014; remainder at final maturity	December 18, 2020
2013 Revolver	1-month LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018
Under the 2013 Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, each quarter we had to satisfy both a specified interest coverage ratio and a specified total leverage ratio as defined in the agreement on a pro forma basis after giving effect to the borrowing. As of December 31, 2017, we did not satisfy these ratios, and as a result the maximum amount we would have been able to borrow on the 2013 Revolver, was $20.0 million. As of December 31, 2017, we had $19.5 million outstanding in issued LOCs and $0.5 million remained available on the 2013 Revolver.
During the year ended December 31, 2016, we repurchased $7.2 million in principal balance of the 2013 Term Loan for $6.3 million resulting in a gain on extinguishment of debt of $0.9 million.
During the year ended December 31, 2017, in accordance with 2013 Credit Agreement and related amendments, as well as the Term Loan RSA and related amendments, we made principal payments on the term loan totaling $186.9 million, resulting in a loss on extinguishment of $1.8 million, primarily due to the write-off of deferred financing fees and discount.
During the first quarter of 2018, in accordance with 2013 Credit Agreement and related amendments, as well as the Term Loan RSA and related amendments, we made principal payments on the 2013 Term Loan totaling $73.1 million and in accordance with the 2018 Credit Agreement, upon the Effective Date, the Company made an additional principal payment totaling $37.5 million.
2018 Credit Agreement
On February 9, 2018, in connection with the Effective Date of the Prepackaged Plan, we entered into the 2018 Credit Agreement, which amended and restated our 2013 Credit Agreement. The 2013 Revolver and LOCs issued thereunder were terminated upon the effectiveness of the 2018 Credit Agreement. Our obligations under this agreement continue to be guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on our consolidated balance sheets.
On the Effective Date, pursuant to the terms of the Prepackaged Plan, we entered into the 2018 Credit Agreement. The 2018 Credit Agreement provides for the 2018 Term Loan maturing on June 30, 2022 in an original principal amount of approximately $1.2 billion. The 2018 Term Loan bears interest at a rate per annum equal to, at our option, (i) LIBOR plus 6.00% (with a LIBOR “floor” of 1.00%) or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, the last day of the interest period applicable to the borrowing of which such loan is a part). The 2018 Term Loan matures on June 30, 2022. In addition to a payment of $37.5 million that was due upon the Effective Date, the 2018 Term Loan amortizes in quarterly installments, in the amounts listed below (in thousands):

Repayment Date	Principal Amount(1)
March 2018	$7,500
June 2018	7,500
September 2018	7,500
December 2018	7,500
March 2019	10,000
June 2019	26,700
September 2019	36,700
December 2019	36,700
each March, June, September and December thereafter until maturity	15,000
__________

(1)
As noted below, on March 29, 2018, the 2018 Credit Agreement was amended to, among other things, require us to make additional principal payments from March 29, 2018 to December 31, 2018 in an aggregate amount equal to $30.0 million. These additional principal payments are not reflected in this table.

In addition to the quarterly installments detailed above, mandatory repayment obligations under the 2018 Credit Agreement include, subject to exceptions, (i) 100% of the net sale proceeds from the sale or other disposition of certain non-core assets of the Company and of certain of the Company’s subsidiaries, (ii) 80% of the net sale proceeds of certain non-ordinary course asset sales and dispositions of certain bulk mortgage servicing rights , (iii) 100% of the net cash proceeds from the issuance of certain indebtedness and (iv) beginning with the fiscal year ending December 31, 2018, 50% of the Company’s excess cash flow as defined in the agreement. The 2018 Credit Agreement allows us to prepay, in whole or in part, our borrowings outstanding thereunder, together with any accrued and unpaid interest, with prior notice and subject to the prepayment premium described below and breakage or redeployment costs.
The 2018 Credit Agreement contains affirmative and negative covenants and representations and warranties customary for financings of this type, including restrictions on liens, dispositions of assets, fundamental changes, dividends, the ability to incur additional indebtedness, investments, transactions with affiliates, modifications of certain agreements, certain restrictions on subsidiaries, issuance of certain equity interests, changes in lines of business, creation of additional subsidiaries and prepayments of other indebtedness, in each case subject to customary exceptions. The 2018 Credit Agreement also contains financial covenants requiring compliance with certain asset coverage ratios and, commencing in 2020 as described below, an interest expense coverage ratio and a first lien net leverage ratio. The 2018 Credit Agreement permits the incurrence of an additional incremental letter of credit facility in an aggregate principal amount at any time outstanding not to exceed $30.0 million.
On March 29, 2018, we entered into an amendment to 2018 Credit Agreement to (i) waive our compliance with the first lien net leverage ratio covenant and the interest expense coverage ratio covenant until the test period ending March 31, 2020, (ii) require us to make additional principal payments from March 29, 2018 to December 31, 2018 in an aggregate amount equal to $30.0 million, (iii) provide for a one percent prepayment premium in connection with prepayments of the term loans made during the first 18 months after entering into this amendment (for all prepayments of principal other than mandatory amortization payments and the payments described in the foregoing clause (ii)), and (iv) increase certain asset coverage ratios for all test periods ending on March 31, 2018 through December 31, 2018.
Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of Senior Notes, which paid interest semi-annually at an interest rate of 7.875% and were scheduled to mature on December 15, 2021. The balance outstanding on the Senior Notes was $538.7 million at December 31, 2017. At December 31, 2017, the outstanding balance of Senior Notes as well as accrued interest on the Senior Notes of $19.4 million were included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the Senior Notes were canceled and each holder of a Senior Notes claim received its pro rata share of (a) Second Lien Notes and (b) mandatorily convertible preferred stock. See below for additional information on the Second Lien Notes and see Item 5 above for additional information regarding the mandatorily convertible preferred stock.
Convertible Notes
In October 2012, we closed on a registered underwritten public offering of $290.0 million aggregate principal amount of Convertible Notes. The Convertible Notes paid interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per annum, and were scheduled to mature on November 1, 2019. The balance outstanding on the Convertible Notes was $242.5 million at December 31, 2017. At December 31, 2017, the outstanding balance of Convertible Notes as well as accrued interest on the Convertible Notes of $6.4 million were included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the Convertible Notes were canceled and each holder of a Convertible Notes claim received common stock and warrants. See the Item 5 above for additional information.
During the year ended December 31, 2016, we repurchased Convertible Notes with a carrying value of $39.3 million and unpaid principal balance of $47.5 million for $24.8 million resulting in a gain on extinguishment of debt of $14.5 million, which is recorded in net gains (losses) on extinguishment of debt on the consolidated statements of comprehensive loss.

Second Lien Notes
On February 9, 2018, pursuant to the terms of the Prepackaged Plan, we issued $250.0 million aggregate principal amount of Second Lien Notes to each holder of a Senior Notes claim on a pro rata basis. The Second Lien Notes pay interest semi-annually on June 15 and December 15, commencing on June 15, 2018, at a rate of 9.00% per year, and mature December 31, 2024. The Second Lien Notes require payment of interest in cash, except that interest on up to $50.0 million principal amount (plus previously accrued PIK interest payable), at our election, may be paid by increasing the principal amount of the outstanding notes or by issuing additional notes. The terms of the 2018 Credit Agreement requires us to exercise such election. The Second Lien Notes are secured on a second-priority basis by substantially all of our assets and are guaranteed by substantially all of our subsidiaries. The Second Lien Notes and the guarantees thereof are subordinated to the prior payment in full of the 2018 Credit Agreement and certain other senior indebtedness (as defined and to the extent set forth in the Second Lien Notes Indenture).
We may redeem all or a portion of the Second Lien Notes prior to December 15, 2020 by paying a specified premium, or at any time on or after December 15, 2020 at applicable redemption prices, in each case, plus accrued and unpaid interest. In addition, on or before December 15, 2020, we may redeem up to 35% of the aggregate principal amount of the Second Lien Notes with the net proceeds of certain equity offerings at the redemption price of 109.000% of the principal amount of Second Lien Notes redeemed, plus accrued and unpaid interest. If we experience specific kinds of changes of control, we must offer to repurchase the Second Lien Notes at 101% of their principal amount, plus accrued and unpaid interest. In addition, if the Second Lien Notes would otherwise constitute “applicable high-yield discount obligations,” at the end of each accrual period ending on or after February 9, 2023, we will be required to redeem a portion of the Second Lien Notes. The Second Lien Notes Indenture limits our ability to, among other things, pay dividends and make distributions or repurchase stock; make certain investments; incur additional debt; sell assets; enter into certain transactions with affiliates; create or incur liens; materially change its lines of business; and merge or consolidate or transfer or sell all or substantially all of its assets. The Second Lien Notes Indenture contains certain customary events of default, including the failure to make timely payments on the Second Lien Notes, failure to satisfy certain covenants and specified events of bankruptcy and insolvency.
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts as a result of certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable dates. The total unpaid principal balance of mortgage-backed debt was $744.5 million at December 31, 2017.
At December 31, 2017, mortgage-backed debt was collateralized by $763.2 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of our mortgage-backed debt issued by the Residual Trusts is subject to voluntary redemption according to the specific terms of the respective indenture agreements, including an option by us to exercise a clean-up call. Under the mortgage-backed debt issued by the Non-Residual Trusts, we had certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. We fulfilled our obligation for our mandatory clean-up call obligations in the second and third quarters of 2017 by making payments of $28.4 million during the year ended December 31, 2017.
On October 10, 2017, we entered into a Clean-up Call Agreement with a counterparty. Pursuant to the Clean-up Call Agreement, we paid an inducement fee in the amount of $36.5 million to the counterparty to assume our mandatory obligation to exercise the clean-up calls for the eight remaining securitization trusts. In addition, we agreed to reimburse the counterparty for certain losses with respect to these trusts to the extent that such losses exceed $17.0 million in the aggregate for the eight remaining trusts from July 1, 2017 through each individual call date. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse us for certain outstanding advances we previously made with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts. Following the counterparty's assumption, pursuant to the Clean-up Call Agreement, of our obligations to exercise future clean-up calls, we are no longer obligated to exercise and fund such clean-up calls.

Contractual Obligations
The following table summarizes, by remaining maturity, our future cash obligations at December 31, 2017 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Indeterminate Maturity	Total
Corporate debt
Principal (1)	$110,590	$1,361,468	$538,662	$—	$—	$2,010,720
Interest (2)	138,532	215,415	42,420	—	—	396,367
Total corporate debt	249,122	1,576,883	581,082	—	—	2,407,087
Warehouse borrowings (3)	1,085,198	—	—	—	—	1,085,198
Leases	15,452	23,918	21,489	22,228	—	83,087
HMBS related obligations (4)	—	—	—	—	8,743,700	8,743,700
Acquisitions of servicing rights and related advances (5)	8,232	—	—	—	—	8,232
Unfunded commitments associated with the Originations segment (6)	1,807,712	—	—	—	—	1,807,712
Unfunded commitments associated with the Reverse Mortgage segment (6)(7)	—	—	—	—	1,073,829	1,073,829
Early Advance Reimbursement Agreement (8)	62,297	—	—	—	—	62,297
Servicing advance facilities (8)(9)	421,165	—	—	—	—	421,165
Uncertain tax positions	—	—	—	—	5,601	5,601
Total	$3,649,178	$1,600,801	$602,571	$22,228	$9,823,130	$15,697,908
__________

(1)
The above table does not include indebtedness incurred or reflect contractual maturities amended on February 9, 2018 in connection with the Prepackaged Plan. Principal payments represent the original contractual maturities of our corporate debt obligations at December 31, 2017. The unpaid principal balance on the Convertible Notes of $242.5 million due in 2019 and the unpaid principal balance on the Senior Notes of $538.7 million due in 2021 were included in liabilities subject to compromise on the consolidated balance sheets at December 31, 2017. Upon the Effective Date of the Prepackaged Plan the outstanding Convertible Notes and Senior Notes were canceled.

(2)
Amounts relate to future cash payments for interest expense on our 2013 Term Loan, Convertible Notes and Senior Notes and are calculated by multiplying outstanding principal balances by the respective interest rate and contractual maturities for each commitment at December 31, 2017. Payments due in less than 1 year also includes accrued interest at December 31, 2017 on the Convertible Notes and Senior Notes of $6.4 million and $19.4 million, respectively, which is included in liabilities subject to compromise.

(3)
Warehouse borrowings, which were issued under the DIP Warehouse Facilities, are repaid primarily with proceeds from sales or securitizations of mortgage loans or from claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned.

(4)
HMBS related obligations have no stated maturity. The maturity of HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned, including voluntary liquidation on behalf of the borrower, and events of default as stipulated in the reverse loan agreements with borrowers. Refer to the HMBS Issuer Obligations section above for HECM and real estate owned repurchase activity, which would exclude voluntary liquidations made on behalf of the borrower, during 2017 and 2016. There is no repurchase activity in instances where proceeds from voluntary liquidations are made on behalf of the borrower as such proceeds are used to settle the associated HMBS related obligation.

(5)	Contractual obligations associated with acquisitions of servicing rights and related advances for which we have executed an agreement.

(6)	Refer to Note 30 to the Consolidated Financial Statements for further information regarding unfunded commitments.

(7)
Unfunded commitments presented under indeterminate maturity above represents the aggregate unfunded borrowing capacity of borrowers under our reverse loans at December 31, 2017. This amount includes $1.0 billion in capacity that was available to be drawn by borrowers at December 31, 2017 and $13.3 million in capacity that will become eligible to be drawn by borrowers throughout 2017 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing.

(8)
Our Early Advance Reimbursement Agreement and servicing advance facilities above are included in servicing advance liabilities on our consolidated balance sheets. Collections of advances that have been reimbursed under the Early Advance Reimbursement Agreement require remittance upon collection to settle the outstanding balance. We are required to remit 85% to 95% of advances reimbursed under the servicing advance facilities to settle the balance outstanding under the agreements.

(9)
On February 12, 2018, outstanding Servicing Advance Liabilities under the Securities Master Repurchase Agreement were fully repaid with proceeds from the issuance of variable funding notes under the DAAT Facility and DPATII Facility. These facilities are non-recourse to us. Payments under these facilities are required upon collection of the underlying advances that have been reimbursed under the agreement.

We exclude mortgage-backed debt from the contractual obligations disclosed in the table above as this debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in the securitization trusts.

Operating lease obligations include (i) a lease for our executive and principal administrative office as well as our originations operations located in Fort Washington, Pennsylvania; (ii) leases for our centralized servicing operations in Saint Paul, Minnesota; Tempe, Arizona; Rapid City, South Dakota; and Jacksonville, Florida; (iii) leases related to our reverse mortgage operations located in Charlotte, North Carolina; Palm Beach Gardens, Florida; and Houston, Texas; (iv) a lease for our administrative office in Tampa, Florida; and (v) other regional servicing and originations operations.
Contractual Obligations - Post Bankruptcy emergence
The following table summarizes, by remaining maturity, our future cash obligations for indebtedness incurred or amended on February 9, 2018 in connection with the Prepackaged Plan, and in the case of the 2018 Credit Agreement, the additional principal payments due as a result of an amendment entered into on March 30, 2018, discussed further above (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Corporate debt
Principal (1)	$60,000	$170,100	$888,901	$291,733	$1,410,734
Interest (2)	89,499	187,024	137,681	36,000	450,204
Total corporate debt	$149,499	$357,124	$1,026,582	$327,733	$1,860,938
Warehouse borrowings(3)	$1,007,310	$—	$—	$—	$1,007,310
__________

(1)	The above table reflects payments totaling $110.6 million made during the first quarter of 2018 but on or before February 9, 2018.

(2)
Amounts relate to future cash payments for interest expense on our 2018 Term Loan and Second Lien Notes and are calculated by multiplying outstanding principal balances by the respective interest rate and contractual maturities for each commitment at February 9, 2018.

(3)
Warehouse borrowings, which were issued under the Exit Warehouse Facilities, are repaid primarily with proceeds from sales or securitizations of mortgage loans or from claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned.

We exclude from the table above the amounts due under the DAAT Facility and DPAT II Facility, which are non-recourse to us. Payments under these facilities are required upon collection of the underlying advances that have been reimbursed under the agreement. Upon issuance, the DAAT Facility and DPAT II Facility had outstanding balances of $265.8 million and $66.0 million, respectively.
Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. As a result of the restatement of our consolidated financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017, RMS was not in compliance with certain financial covenants required by Ginnie Mae and Fannie Mae as of December 31, 2016. As of December 31, 2017, RMS was in compliance with such financial covenants.
Noncompliance with any requirements for which we do not receive a waiver could have a negative impact on us, which could include suspension or termination of the selling and servicing agreements, which would prohibit future origination or securitization of mortgage loans or being an approved seller or servicer for the applicable GSE.
We also have financial covenant requirements relating to our servicing advance facilities and master repurchase agreements. Refer to additional information at the Mortgage Loan Servicing Business, Mortgage Loan Originations Business and Reverse Mortgage Business sections above for further information.
Dividends
We have no current plans to pay any cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant (including restrictions contained in the 2018 Credit Agreement and the Second Lien Notes indenture). In addition, our ability to pay dividends is restricted by the terms of the 2018 Credit Agreement and the Second Lien Notes indenture. Refer to the Corporate Debt section above.

Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	For the Years Ended December 31,		Variance
	2017	2016	2017 vs. 2016
Cash flows provided by operating activities:
Net loss adjusted for non-cash operating activities	$(361,899)	$(220,055)	$(141,844)
Changes in assets and liabilities	320,564	315,940	4,624
Net cash provided by originations activities (1)	820,407	356,065	464,342
Cash flows provided by operating activities	779,072	451,950	327,122
Cash flows provided by investing activities	1,555,721	699,809	855,912
Cash flows used in financing activities	(2,273,422)	(1,129,989)	(1,143,433)
Net increase in cash and cash equivalents	$61,371	$21,770	$39,601
__________

(1)	Represents purchases and originations of residential loans held for sale, net of proceeds from sales and payments.
Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net loss adjusted for non-cash items. Cash provided by operating activities increased $327.1 million in 2017 as compared to 2016. The increase in cash provided by operating activities was primarily a result of an increase in cash provided by origination activities resulting from a higher volume of loans sold in relation to loans originated in 2017 as compared to 2016, offset in part by net changes in working capital items as described in more detail in the Financial Condition section.
Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Cash provided by investing activities increased $855.9 million in 2017 as compared to 2016. Cash provided by principal payments received on reverse loans held for investment, net of purchases and originations, increased $822.9 million primarily as a result of a lower funded volume of reverse loans due to our exit from the reverse mortgage originations business in early 2017, and higher principal repayments and payments received for loans conveyed to HUD. In addition, we received cash proceeds of $131.1 million from the sale of our insurance business in 2017. These increases in cash were offset partially by lower cash proceeds of $110.5 million from the sale of servicing rights and real estate owned during 2017 as compared to 2016 and $101.0 million in cash outflow related to the deconsolidation of variable interest entities during 2017.
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash used in financing activities increased $1.1 billion in 2017 as compared to 2016. Cash payments on HMBS related obligations, net of cash generated from the securitization of reverse loans, increased $1.1 billion primarily as a result of a lower volume of reverse loan securitizations due to our exit from the reverse mortgage originations business in early 2017 and an increase in the repurchase of certain HECMs and real estate owned from securitization pools. Cash payments on and for the extinguishment and settlement of corporate debt increased $155.4 million driven by a payment made to the 2013 Term Loan in connection with the Restructuring. These decreases in cash were offset partially by $143.8 million in lower net cash borrowings on servicing advance liabilities used to fund advances for our servicing business due to the closing of one facility and net paydowns on other facilities driven by lower advance balances.

Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, we bear any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 7 and 30 to the Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information regarding these transactions. At December 31, 2017, we held $4.9 million in repurchased loans.
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

The following tables present the activity related to foreclosed property (dollars in thousands):

	For the Year Ended December 31, 2017
	Reverse Mortgage		Servicing		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	726	$90,667	239	$12,859	41	$1,028
Foreclosures and other additions, at fair value	1,086	143,409	321	18,076	218	2,495
Cost basis of financed sales	—	—	(202)	(10,724)	—	—
Cost basis of cash sales to third parties and other dispositions	(1,086)	(127,170)	(82)	(6,535)	(204)	(2,438)
Lower of cost or fair value adjustments	—	(5,146)	—	45	—	(13)
Balance at end of year	726	$101,760	276	$13,721	55	$1,072

	For the Year Ended December 31, 2016
	Reverse Mortgage		Servicing		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	542	$66,458	199	$10,367	59	$558
Foreclosures and other additions, at fair value	1,109	128,798	334	18,554	289	3,925
Cost basis of financed sales	—	—	(247)	(13,020)	—	—
Cost basis of cash sales to third parties and other dispositions	(925)	(100,168)	(47)	(2,681)	(307)	(3,171)
Lower of cost or fair value adjustments	—	(4,421)	—	(361)	—	(284)
Balance at end of year	726	$90,667	239	$12,859	41	$1,028
__________

(1)	Foreclosed property held by the Non-Residual Trusts is included in our Other non-reportable segment.
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

	Moody's	S&P
Corporate / CCR	Caa2	CCC+
Senior Secured Debt	Caa2	B-
Second Lien Debt	n/a	CCC-
Outlook	Negative	Stable
Date of Last Action	February 2018	February 2018
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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheets. Refer to Notes 7 and 30 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have a variable interest in WCO, which provided financing to us from 2014 to 2016 through the sale of excess servicing spreads and servicing rights. In addition, we performed subservicing for WCO through 2016. WCO commenced liquidation activities in December 2016 and is currently winding down its operations. Refer to Notes 14 and 32 to the Consolidated Financial Statements for additional information on servicing activities and transactions with WCO. We also have other variable interests in other entities that we do not consolidate as we have determined that we are not the primary beneficiary of such entities. Included in Note 6 to the Consolidated Financial Statements are descriptions of our variable interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of such VIEs.
Critical Accounting Estimates
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on our results of operations and cash flows. Our significant accounting policies are included in Note 4 to the Consolidated Financial Statements.
Fair Value Measurements
We have an established and documented process for determining fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities, or Level 1 inputs, and the lowest priority to unobservable inputs, or Level 3 inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Refer to Note 8 to the Consolidated Financial Statements for a description of valuation methodologies used to measure assets and liabilities at fair value and details on the valuation models, key inputs to those models and significant assumptions utilized.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	December 31,
	2017	2016
Assets
Reverse loans	$9,789,444	$10,742,922
Mortgage loans related to Non-Residual Trusts	301,435	450,377
Mortgage loans held for sale	68	—
Charged-off loans	45,800	46,963
Receivables related to Non-Residual Trusts	5,608	15,033
Servicing rights carried at fair value	714,774	936,423
Freestanding derivative instruments (IRLCs)	26,637	53,394
Assets at fair value using Level 3 inputs	$10,883,766	$12,245,112
As a percentage of total assets measured at fair value on a recurring basis	94.85%	90.91%

Liabilities
Freestanding derivative instruments (IRLCs)	$269	$4,193
Mortgage-backed debt related to Non-Residual Trusts	348,682	514,025
HMBS related obligations	9,175,128	10,509,449
Liabilities at fair value using Level 3 inputs	$9,524,079	$11,027,667
As a percentage of total liabilities measured at fair value on a recurring basis	99.99%	99.91%
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
Unobservable inputs used in our internal valuation models require considerable judgment and are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, our estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. Separate from the possible future impact to our results of operations from changes to inputs, the value of market-sensitive assets and liabilities may change subsequent to the balance sheet date due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.
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
Non-Residual Trusts
We utilize and give priority to observable market inputs, such as interest rates and market spreads, in our valuation of the assets and liabilities of the Non-Residual Trusts. However, we also utilize internal inputs, such as prepayment speeds, default rates, loss severity and discount rates, and also consider the value of underlying collateral. These internal inputs require the use of our judgment and can have a significant impact on the determination of fair value. The nets assets of the Non-Residual Trusts have remained relatively consistent at December 31, 2017 as compared to December 31, 2016. Our mandatory call obligation associated with the Non-Residual Trusts impacts our liquidity. Refer to the Liquidity and Capital Resources section for additional information.
Charged-off Loans
We primarily utilize internal inputs, such as collection rates and discount rates, in the valuation of charged-off loans and also consider borrower specific factors such as FICO scores and bankruptcy status as well as underlying collateral. In addition, we take into account current and expected future economic conditions. Charged-off loans remained relatively consistent at December 31, 2017 as compared to December 31, 2016.
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
We use a discounted cash flow model to value our servicing rights. This process allows us to determine inputs that are significant to the valuation and serves as a basis to forecast prepayment and default rates. These rates, which are used in the development of expected future cash flows, are based on historical observations of prepayment behavior in similar periods, comparing current and expected future mortgage rates to the mortgage rates of our servicing portfolio, and incorporates loan characteristics (e.g., loan type and note rate) and the relative sensitivity of our servicing portfolio to refinancing and also considers estimated levels of home equity. The fair value estimates and assumptions are compared to industry surveys, recent market activity, actual portfolio experience, and when available, observable market data, and are adjusted as applicable based on this data. We obtain third-party valuations on a quarterly basis to assess the reasonableness of the fair value calculated by our model.
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
Refer to Note 14 to the Consolidated Financial Statements for the effect on the fair value of servicing rights carried at fair value for adverse changes to certain significant assumptions. Refer to the Servicing section within Business Segment Results for a discussion of the changes in servicing rights carried at fair value.

Interest Rate Lock Commitments
Fair values of IRLCs are derived using valuation models incorporating market pricing for instruments with similar characteristics and by estimating the fair value of the servicing rights expected to be recorded upon sale of the loan and are adjusted for anticipated loan funding probability. The loan funding probability ratio represents the aggregate likelihood that loans currently in a lock position will ultimately close, which is largely dependent on the loan processing stage that a loan is currently in, and changes in interest rates from the time of the rate lock through the time a loan is closed. The estimation process involved with the fair value of servicing rights is discussed above. Both the fair value of the servicing rights expected to be recorded upon sale of the loan and the loan funding probability ratio are based on management judgment; these inputs can have a material effect on the estimated fair values.
We have derivative instruments that we hold to manage the price risk associated with IRLCs and mortgage loans held for sale. These derivatives and mortgage loans held for sale are classified as Level 2 within the fair value hierarchy. Refer to Notes 8 and 9 to the Consolidated Financial Statements for additional information related to derivative instruments.
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
We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance has been established for deferred tax assets at December 31, 2017.
Our evaluation of the realizability of the deferred tax assets focuses on identifying significant, objective evidence that we will more likely than not be able to realize our deferred tax assets in the future. We consider both positive and negative evidence when evaluating the need for a valuation allowance, which is highly judgmental and requires subjective weighting of such evidence.
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

Fresh Start Accounting
In connection with our emergence from Chapter 11, we believe that we will meet the conditions to qualify under GAAP for fresh start accounting, and accordingly expect to adopt fresh start accounting effective February 10, 2018. The reorganization value will represent the fair value of the entity before considering liabilities and will approximate the amount a willing buyer would pay for our assets immediately after restructuring. The reorganization value is then allocated to the respective fair value of assets. The excess reorganization value over the fair value of identified tangible and intangible assets, if any, is recorded as goodwill. Liabilities, other than deferred taxes, will be stated at present values of amounts expected to be paid.
Fair values of assets and liabilities will represent our best estimates based on independent appraisals and valuations. Where the foregoing are not available, industry data and trends or references to relevant market rates and transactions will be used. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Moreover, the market value of our common stock may differ materially from the fresh start equity valuation.
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

2013 Credit Agreement
Amended and Restated Credit agreement entered into on December 19, 2013 among the Company, Credit Suisse AG, as administrative agent and collateral agent, the lenders from time to time party thereto and other parties thereto, as amended on July 31, 2017

2013 Revolver	Senior secured revolving credit facility entered into on December 19, 2013, as amended

2013 Secured Credit Facilities	2013 Term Loan and 2013 Revolver, collectively

2013 Term Loan	$1.5 billion senior secured first lien term loan borrowed on December 19, 2013 pursuant to the 2013 Credit Agreement

2017 Plan	2017 Omnibus Incentive Plan established by the Company on May 17, 2017

2018 Credit Agreement
Second Amended and Restated Credit Agreement entered into on February 9, 2018 (and as amended prior to the date hereof) among the Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders from time to time party thereto and other parties thereto

2018 Term Loan	Approximately $1.16 billion senior secured first lien term loan borrowed on February 9, 2018 pursuant to the 2018 Credit Agreement

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

Advisers Act	Investment Advisers Act of 1940

ARM	Asset Receivables Management, a deficiencies collections reporting unit of the Company
Articles of Amendment and

Restatement	Amended and Restated Articles of Incorporation dated February 9, 2018, filed as Exhibit 3.1 to Amendment No. 2 to the Registrant's Current Report on Form 8-K as filed with the SEC on February 13, 2018

Articles Supplementary	Exhibit A to the Company's Articles of Amendment and Restatement, which contains the terms, rights and preferences of the Company's outstanding Convertible Preferred Stock

Assurant	Assurant, Inc.

Bankruptcy Code	The United States Bankruptcy Code, 11 U.S.C. Section 101, et seq. as amended

Bankruptcy Court
The United States Bankruptcy Court for the Southern District of New York having jurisdiction over the Chapter 11 Case, and, to the extent of the withdrawal of any reference under 28 U.S.C. § 157, pursuant to 28 U.S.C. § 151, the United States District Court for the Southern District of New York

Bankruptcy Petition	Voluntary petition filed on November 30, 2017 by Walter Investment Management Corp. under Chapter 11 of the Bankruptcy Code

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

CCR	Corporate credit rating

CFPB	Consumer Financial Protection Bureau

Chapter 11 Case	The case under Chapter 11 of the Bankruptcy Code

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value during 2014, which are also referred to as post charge-off deficiency balances

Clean-up Call Agreement	Clean-up Call Agreement, dated as of October 10, 2017, by and among the Company and Capital One, National Association

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

Common Stock Directors	Three Class III directors elected by the holders of common stock

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

Confirmation Order	Order entered into on January 18, 2018 with the Court confirming approval of the Prepackaged Plan

Consolidated Financial Statements	The consolidated financial statements of Ditech Holding Corporation and its subsidiaries and the notes thereto included in Item 8 of this Form 10-K

Convertible Notes	4.50% convertible senior subordinated notes due 2019 sold in a registered underwritten public offering on October 23, 2012

Convertible Noteholders	Holders of the Convertible Notes

Convertible Preferred Stock
Shares of the Company’s mandatorily Convertible Preferred Stock, par value $0.01 per share, having a conversion multiple of 114.9750 shares of common stock per share of Convertible Preferred Stock pursuant to the terms of the Articles of Amendment and Restatement

COSO	Committee of Sponsoring Organizations of the Treadway Commission

DAAT Facility	Ditech Agency Advance Trust financing facility

Debtor	Walter Investment Management Corp.

Demand Registration
Under the Registration Rights Agreement, holders beneficially holding 10% or more of the common stock have the right to demand that the Company effect the registration of any or all of the registrable securities

DIP	Debtor-in-possession

DIP Warehouse Facilities
Warehouse facilities governed by agreements with Credit Suisse First Boston Mortgage Capital LLC, as sole structuring agent, lead arranger, co-lender and administrative agent on behalf of Credit Suisse AG, Cayman Islands Branch and Barclays Bank PLC, as co-lender to replace and refinance certain of the master repurchase agreements governing certain warehouse borrowings and certain other financing facilities during the Chapter 11 Case

Distribution taxes
Taxes imposed on Walter Energy or a Walter Energy shareholder as a result of the potential determination that the Company's spin-off from Walter Energy was not tax-free pursuant to Section 355 of the Code

Ditech Financial	Ditech Financial LLC, an indirect wholly-owned subsidiary of the Company

Ditech Holding	Ditech Holding Corporation and its consolidated subsidiaries

Ditech Mortgage Corp	Formerly an indirect wholly-owned subsidiary of the Company; effectually merged into Ditech Financial LLC

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOJ	United States Department of Justice

DPAT Facility	Ditech Private Label Securities Advance Trust financing facility

DPATII Facility	Ditech Private Label Securities Advance Trust II financing facility
Early Advance Reimbursement

Agreement	$100 million financing facility with Fannie Mae

EBITDA	Earnings before interest, taxes, depreciation, and amortization

ECOA	Equal Credit Opportunity Act

Effective Date	February 9, 2018, the date of our emergence from bankruptcy

EFTA	Electronic Fund Transfer Act

Exchange Act	Securities Exchange Act of 1934, as amended

Exit Warehouse Facilities
Warehouse facilities governed by agreements with Credit Suisse First Boston Mortgage Capital LLC, as sole structuring agent, lead arranger, co-lender and administrative agent on behalf of Credit Suisse AG, Cayman Islands Branch and Barclays Bank PLC, as co-lender to replace and refinance certain of the master repurchase agreements governing certain warehouse borrowings and certain other financing facilities for one year following the Effective Date

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FCRA	Fair Credit Reporting Act

FDCPA	Fair Debt Collection Practices Act

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FICO	Fair Isaac Corporation (borrower credit score)

Forward sales commitments	Forward sales of agency to-be-announced securities, a freestanding derivative financial instrument

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

Ginnie Mae II MBS	Modified pass-through mortgage-backed securities for which holders receive an aggregate principal and interest payment from a central paying agent

Ginnie Mae Guaranty Agreement	Ginnie Mae Guaranty Agreement together with related documents

Ginnie MBS Guide	Ginnie Mae Mortgage Backed-Securities Guide including the annexes thereto

GMBS	Government National Mortgage Association mortgage-backed securities

Green Tree Servicing	Green Tree Servicing LLC; effectually merged into Ditech Financial LLC

GSE	Government-sponsored entity

GTAAFT Facility	Green Tree Agency Advance Funding Trust financing facility

GTIM	Green Tree Investment Management, LLC, an indirect wholly-owned subsidiary of the Company

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HMBS	Home Equity Conversion Mortgage-Backed Securities

HMDA	Home Mortgage Disclosure Act

HOA	Homeowner's Association

HOEPA	Home Ownership and Equity Protection Act of 1994

HUD	U.S. Department of Housing and Urban Development

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service
"Know Before You Owe"

mortgage disclosure rule	Mortgage disclosure rule amending Regulation X of RESPA and Regulation Z of TILA to integrate certain mortgage loan disclosure forms and requirements, which became effective October 3, 2015

Lender-placed
Also referred to as "force-placed" insurance is an insurance policy placed by a bank or mortgage servicer on a home when the homeowners’ own property insurance may have lapsed or where the bank deems the homeowners’ insurance insufficient

LIBOR	London Interbank Offered Rate
Loans subject to repurchase

from Ginnie Mae
Delinquent mortgage loans that the Company is required to record on its consolidated balance sheets, along with a corresponding liability, as a result of its unilateral right to repurchase such loans from Ginnie Mae

LOC	Letter of Credit

Marix	Marix Servicing, LLC

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

MGCL	Maryland General Corporation Law

Moody's	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

N/A	Not applicable

Net realizable value	Fair value less cost to sell

n/m	Not meaningful

NOL	Net operating loss

NOL Carryforwards	Net operating losses carried over from prior taxable years

Non-Residual Trusts	Securitization trusts that the Company consolidates and in which the Company does not hold residual interests

NRM	New Residential Mortgage LLC, a wholly owned subsidiary of New Residential Investment Corp., a Delaware Corporation

NRM Flow and Bulk Agreement
Flow and Bulk Agreement for the Purchase and Sale of Mortgage Servicing Rights, dated as of August 8, 2016, and as subsequently amended, by and between Ditech Financial LLC and New Residential Mortgage LLC

NRM Subservicing Agreement	Subservicing Agreement, dated as of August 8, 2016, and as subsequently amended, by and between New Residential Mortgage LLC and Ditech Financial LLC

NYSE	New York Stock Exchange

OTS	Office of Thrift Supervision

Parent Company	Ditech Holding Corporation

Petition Date	November 30, 2017, the date that the Company filed the Bankruptcy Petition with the Bankruptcy Court

Prepackaged Plan	Proposed prepackaged plan of reorganization of Walter Investment Management Corp. under Chapter 11 of the Bankruptcy Code

PIK	Payment-in-kind

Preferred Stock Directors	Six Class I and Class II directors elected by the holders of preferred stock

RCS	Residential Credit Solutions, Inc., a Delaware corporation

Registration Rights Agreement
Registration Rights Agreement entered into with certain parties that received shares of the Company’s common stock, warrants and mandatorily convertible preferred stock on the Effective Date as provided in the Prepackaged Plan and which provides holders with registration rights for the holders’ registrable securities.

REIT	Real estate investment trust

REO	Real estate owned

Residential loans
Residential mortgage loans, including traditional mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

RESPA	Real Estate Settlement Procedures Act

Restatement	The restatement of our financial statements as of and for the periods ended June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017

Restructuring	Financial restructuring of the Company

Reverse loans	Reverse mortgage loans, including HECMs

Revolving Credit Facility	The revolving loan commitments of lenders to the 2013 Credit Agreement and the extensions of credit made thereunder

Rights Agreement	The Amended and Restated Section 382 Rights Agreement, dated as of November 11, 2016, as amended November 9, 2017 and February 9, 2018

Risk-managed loan class	Risk-managed mortgage loan class

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

RSUs	Restricted stock units

SEC	U.S. Securities and Exchange Commission

Second Lien Notes	$250 million aggregate principal amount of 9.00% Second Lien Senior Subordinated PIK Toggle Notes due 2024 issued on February 9, 2018

Second Lien Notes Indenture	Indenture for the 9.00% Second Lien Senior Subordinated PIK Toggle Notes due 2024 dated as of February 9, 2018 among the Company, the guarantors and Wilmington Savings Fund Society, FSB, as trustee

Section 382	Section 382 of the Internal Revenue Code

Securities Act	Securities Act of 1933, as amended
Securities Master Repurchase

Agreement	Master repurchase agreement issued on November 30, 2017 under the DIP Warehouse Facilities used to fund advances

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Noteholders	Holders of the Senior Notes

Senior Noteholder RSA	Restructuring Support Agreement, dated as of October 20, 2017, by and among Walter Investment Management Corp. and the Consenting Senior Noteholders

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated as of December 17, 2013 among the Company, the guarantors and Wilmington Savings Fund Society, FSB, as successor trustee

Series A Warrants	Warrants to purchase the Company’s common stock, exercisable on a cash or cashless basis at an exercise price of $20.63 per share, expiring February 9, 2028

Series B Warrants	Warrants to purchase the Company’s common stock, exercisable on a cash or cashless basis at an exercise price of $28.25 per share, expiring February 9, 2028
Servicer and Protective Advance

Financing Facilities	The Company's interests in financing entities that acquire servicer and protective advances from certain wholly-owned subsidiaries

Side Letter Agreement	Side Letter Agreement dated as of January 17, 2018 between Ditech Financial and NRM

STAR	Servicer Total Achievement and Rewards

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

Tails	Participations in previously securitized HECMs created by additions to principal for borrower draws on lines of credit, interest, servicing fees, and mortgage insurance premiums

TBAs	To-be-announced securities

Tax Act	Tax Cuts and Jobs Act, signed into law in December 2017

TCPA	Telephone Consumer Protection Act

Term Lenders	Lenders with term loan commitments or outstanding term loans under the 2013 Credit Agreement

Term Loan RSA	Restructuring Support Agreement, dated as of July 31, 2017, by and among Walter Investment Management Corp. and the lenders party thereto

TILA	Truth in Lending Act

Trust Notes	The mortgage-backed and asset-backed notes issued by the Residual Trusts

UPB	Unpaid principal balance

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

USDA	United States Department of Agriculture

VA	United States Department of Veterans Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.
Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015 and amended and restated on March 31, 2016
Walter Investment Management

Corp.	Walter Investment Management Corp., former name of Ditech Holding Corporation

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity LLC (formerly Walter Capital Opportunity Corp.) and its consolidated subsidiaries

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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	December 31, 2017
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(148,094)	$(60,902)	$46,154	$83,445
Net change in fair value - Servicing segment	$(148,094)	$(60,902)	$46,154	$83,445

Originations segment
Residential loans held for sale	$7,273	$4,038	$(5,224)	$(11,275)
Freestanding derivatives (1)	(9,907)	(5,406)	5,308	11,236
Net change in fair value - Originations segment	$(2,634)	$(1,368)	$84	$(39)

Reverse Mortgage segment
Reverse loans	$103,753	$49,454	$(56,922)	$(109,026)
HMBS related obligations	(90,590)	(42,211)	52,801	99,451
Net change in fair value - Reverse Mortgage segment	$13,163	$7,243	$(4,121)	$(9,575)

	December 31, 2016
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(115,168)	$(51,147)	$41,295	$76,804
Net change in fair value - Servicing segment	$(115,168)	$(51,147)	$41,295	$76,804

Originations segment
Residential loans held for sale	$21,851	$12,410	$(14,099)	$(29,869)
Freestanding derivatives (1)	(28,898)	(15,606)	14,949	30,292
Net change in fair value - Originations segment	$(7,047)	$(3,196)	$850	$423

Reverse Mortgage segment
Reverse loans	$110,485	$54,754	$(53,822)	$(106,714)
HMBS related obligations	(90,327)	(44,867)	44,287	87,983
Net change in fair value - Reverse Mortgage segment	$20,158	$9,887	$(9,535)	$(18,731)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used December 31, 2017 and 2016 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. We do not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights, but we may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The down-rate sensitivity of servicing rights carried at fair value to interest rate changes increased at December 31, 2017 from December 31, 2016 due primarily to a higher weighted-average mortgage rate for loans within our servicing portfolio in combination with a lower interest rate environment, which increases the incentive for borrowers to refinance, thereby decreasing the fair value of the servicing rights. In addition, changes to the composition of the portfolio and to fair value model assumptions also impacted the sensitivity of servicing rights.

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
Other Financial Instruments
The following summarizes the estimated changes in annual interest expense at December 31, 2017 and 2016 given a hypothetical and instant parallel shift in the yield curve of 25 and 50 basis points. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets.
Servicing Advance Liabilities
Our servicing advance agreements included both fixed rate and LIBOR-based borrowings at December 31, 2016 and only LIBOR-based borrowings at December 31, 2017. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2017 and the outstanding LIBOR-based liabilities recorded at such time, our annual interest expense for servicing advance liabilities would have increased by $1.2 million and $2.4 million, respectively. Based on the same increases in LIBOR at December 31, 2016 and the outstanding liabilities recorded at such time, our annual interest expense for servicing advance liabilities would have increased by $0.9 million and $1.7 million, respectively.
Warehouse Borrowings
Our master repurchase agreements were primarily LIBOR-based at December 31, 2016 and entirely LIBOR-based at December 31, 2017. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2017 and the outstanding borrowings recorded at such time, our annual interest expense for warehouse borrowings would have increased by $2.7 million and $5.4 million, respectively. Based on the same increases in LIBOR at December 31, 2016 and the outstanding borrowings recorded at such time, our annual interest expense for warehouse borrowings would have increased by $3.0 million and $6.0 million, respectively.

Corporate Debt
Our 2013 Term Loan is LIBOR-based with a 1.0% floor in place. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2017 and the outstanding balances at such time, our annual interest expense for corporate debt would have increased by $3.1 million and $6.1 million, respectively. Based on the same increases in LIBOR at December 31, 2016 and the outstanding balances recorded at such time, our annual interest expense for corporate debt would have increased by $0.3 million and $3.8 million, respectively.
Mortgage Loans and Related Mortgage-backed Debt
We exclude mortgage loans and mortgage-backed debt of the Residual and Non-Residual Trusts from the analysis of rate-sensitive assets and liabilities. These assets and liabilities generally do not represent significant interest rate risk to us as it relates to potential losses in future earnings or fair value. Although we hold residual interests in the Residual Trusts, the mortgage loans and mortgage-backed debt in these trusts, which are carried at amortized cost, are mostly at fixed rates of interest. In contrast, approximately half of the assets of the Non-Residual Trusts are fixed rate, whereas the mortgage-backed debt is entirely variable rate. Nonetheless, the impact of changes in interest rates are mostly offset. However, we were obligated to exercise mandatory clean-up call obligations related to the Non-Residual Trusts.
We fulfilled our obligation for these mandatory clean-up call obligations in the second and third quarters of 2017 by making payments of $28.4 million during the year ended December 31, 2017. The total outstanding balance of the residential loans expected to be called at the respective call dates is $317.2 million at December 31, 2017. Upon exercise of the clean-up calls, we were exposed to interest rate risk with regard to the purchased loans. On October 10, 2017, we entered into a Clean-up Call Agreement with a counterparty. With the execution of the Clean-Up Call Agreement, the counterparty assumed the Company’s mandatory obligation to exercise the clean-up calls for the remaining securitization trusts.
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
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weaknesses in its internal control over financial reporting described below.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2017. In making this assessment, management used the 2013 criteria set forth by COSO in the Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that a previously identified material weakness in its internal control over financial reporting at December 31, 2017 was not sufficiently remediated. Additionally, a new material weakness was identified related to the accuracy of the data utilized in the valuation calculation of fair value of MSR. The Company has therefore determined that its internal control over financial reporting was not effective as of such date.
The Company had previously identified two material weaknesses in internal control over financial reporting that were described in Management's Report on Internal Control Over Financial Reporting, which was included in the Company's Form 10-K/A for the year ended December 31, 2016. Specifically, the Company did not design and maintain effective controls related to its default servicing process, including its ability to identify foreclosure tax liens and resolve such liens timely, foreclosure related advances, and the processing and oversight of loans in bankruptcy status. Further, the Company did not design and maintain effective controls to ensure that it correctly calculated its deferred tax asset valuation allowance, including having adequate technical review of the deferred tax asset valuation allowance for the year ended December 31, 2016. Various corrective actions intended to remediate these two material weaknesses were implemented prior to December 31, 2017. Testing of these remedial actions was completed as of the end of the period covered by this report. The Company has concluded that the material weakness related to the technical review of the deferred tax asset valuation allowance has been remediated. The material weakness identified in 2016 relating to the operational processes within the transaction level processing of Ditech Financial default servicing over foreclosure tax liens and loans in bankruptcy has been remediated. However, controls around foreclosure related advances were not fully operational during 2017 and have not yet been tested for operational effectiveness and therefore, the control deficiency was not fully remediated. Additionally, management became aware of operational control deficiencies related to operational processes within the property preservation function of Ditech Financial default servicing activities. The control deficiency did not result in a misstatement of the consolidated financial statements for the year ended December 31, 2017 or prior periods. However, the control deficiency did result in an adjustment to reserves during the fourth quarter of 2017 totaling $6.3 million for exposures related to deficient processes within the operating control environment for the property preservation function. The control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that a material weakness in internal controls exists within the operating control environment for property preservation as well as the foreclosure related advances material weakness identified in 2016 as they both pertain to the operational processes within the transaction level processing of Ditech Financial default servicing activities as of December 31, 2017.
At December 31, 2017, management determined that the Company did not design and maintain effective internal controls to ensure that data is appropriately utilized in its MSR valuation process, including its ability to appropriately query and extract data from its servicing system. Management determined, through substantive procedures performed, that the data issue was isolated to one data field within the MSR valuation file. This control deficiency did not result in a material misstatement of the consolidated financial statements for the year ended December 31, 2017 or prior periods. However, the control deficiency did result in a decrease to our MSR fair value during the fourth quarter of 2017 totaling $8.9 million for exposures related to inaccurate data pulls for purposes of MSR valuation. The control deficiency could result in a material weakness to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
Changes in Internal Control Over Financial Reporting
Other than with respect to the matters outlined above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017 covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of the Material Weakness in Internal Control Over Financial Reporting
Throughout the fourth quarter of 2017, the Company implemented process enhancements and controls for the purposes of ensuring design and operating effectiveness over the material weaknesses identified at December 31, 2016. As such, management with the oversight of its Audit Committee, has taken the following actions in the design and operating effectiveness of its internal control over financial reporting in an effort to remediate the material weaknesses over Ditech Financial operational processes and over the deferred tax asset valuation allowance, respectively:
Ditech Financial operational processes over foreclosure tax liens and loans in bankruptcy:

•	Finalized process flow narratives to describe the process flows, identify risks, and design controls mitigating the risk of financial misstatement.

•	Performed walkthroughs over all key controls identified within the process flow narratives for the purpose of validating design effectiveness noting no issues.

•	Tested all key controls identified within the process flow narratives for purpose of validating operating effectiveness noting no issues.
Ditech Financial operational processes over foreclosure related advances:

•	Finalized process flow narratives to describe the process flows, identify risks, and design controls mitigating the risk of financial misstatement.

•	Performed walkthroughs over certain key controls identified within the process flow narratives for the purpose of validating design effectiveness.

•	Tested certain key controls identified within the process flow narratives for the purpose of validating operating effectiveness noting no issues.

•	Testing of key controls lacked sufficient passage of time to conclude on operating effectiveness.
Ditech Financial operational processes over property preservation:

•	Management is designing, documenting, and will implement control procedures related to the review of property preservation.

•	Management will test and evaluate the design and operating effectiveness of control procedures throughout the property preservation function.

•	Management will assess the effectiveness of the remediation plan.
Deferred tax asset valuation allowance:

•	Finalized process flow narratives to describe the process flows, identify risks, and design controls mitigating the risk of financial misstatement.

•	Performed walkthroughs over all key controls identified within the process flow narratives for the purpose of validating design effectiveness noting no issues.

•	Tested all key controls identified within the process flow narratives for purpose of validating operating effectiveness noting no issues.
Management has completed implementing the remediation measures as outlined in the Restatement as it pertains to the deferred tax asset valuation allowance, as well as the remediation of operational processes over foreclosure tax liens and loans in bankruptcy as of December 31, 2017. Management is continuing to implement the remediation measures outlined above relating to operational processes over the property preservation and foreclosure related advances within default servicing, which have not been fully remediated as of December 31, 2017.
During 2018, the Company will take the following actions with respect to MSR valuation:
MSR valuation:

•	Management is designing, documenting, and will implement control procedures related to the review of the query logic utilized to extract data from the servicing system.

•	Management will test and evaluate the design and operating effectiveness of control procedures related to data extraction for us in MSR valuation.

•	Management will assess the effectiveness of the remediation plan.
Management believes the remediation measures will strengthen the Company's internal control over financial reporting and remediate the material weakness identified. If management is unsuccessful in fully implementing the new controls to address the material weakness and to strengthen the overall internal control environment, financial condition and results of operations may result in inaccurate and untimely reporting. Management will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that management deems appropriate given the circumstances.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all employees, including executive officers, and to directors. The Code of Conduct and Ethics is available on the Corporate Governance page of our website at www.investor.ditechholding.com. If we ever were to amend or waive any provision of our Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such amendment or waiver by posting such information on our website set forth above rather than by filing a Form 8-K.
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
ITEM 16. FORM 10-K SUMMARY
Omitted.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Stock Purchase Agreement among Green Tree Credit Solutions LLC, Walter Investment Management Corp., Insureco, Incorporated, and InterFinancial, Inc., solely with respect to Article X, dated as of December 30, 2016 (Incorporated herein by reference to Exhibit 2.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and amended on August 9, 2017).

2.2.1
Prepackaged Chapter 11 Plan of Reorganization of Walter Investment Management Corp. and the Affiliate Co-Plan Proponents, dated November 6, 2017 (Incorporated herein by reference to Exhibit A of Exhibit T3E.1 of the Form T-3 as filed with the Securities and Exchange Commission on November 6, 2017).

2.2.2
Findings of Fact, Conclusions of Law and Order Confirming the Amended Prepackaged Chapter 11 Plan of Walter Investment Management Corp. and the Affiliate Co-Plan Proponents, dated January 18, 2018 (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2018).

3.1
Walter Investment Management Corp. Articles of Amendment and Restatement, including the Articles Supplementary for the Convertible Preferred Stock attached thereto as Exhibit A, effective February 9, 2018 (Incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 13, 2018).

3.2
Ditech Holding Corporation Bylaws effective February 9, 2018 (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 9, 2018).

4.1
Indenture, dated as of February 9, 2018, between Ditech Holding Corporation and Wilmington Savings Fund Society FSB, as trustee (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2018).

4.2.1
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

4.2.2
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

4.2.3
Amendment No. 2, dated as of February 9, 2018, to Amended and Restated Section 382 Rights Agreement between Walter Investment Management Corp. and Computershare Trust Company, N.A., as Rights Agent, (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-A12B/A as filed with the Securities and Exchange Commission on February 9, 2018).

4.3.1
Series A Warrant Agreement dated February 9, 2018 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 9, 2018).

4.3.2
Series B Warrant Agreement dated February 9, 2018 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 9, 2018).

10.1
Tax Separation Agreement dated as of April 17, 2009 between Walter Industries, Inc. and Walter Investment Management LLC (Incorporated herein by reference to Exhibit 10.1.8 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2009).

10.2
Joint Litigation Agreement between Walter Industries, Inc. and Walter Investment Management LLC, effective as of April 17, 2009 (Incorporated herein by reference to Exhibit 10.1.9 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 23, 2009).

Exhibit No.	Description
10.3†
Employment Letter Agreement between Walter Investment Management Corp. and Gary Tillett dated January 28, 2013 (Incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.4.1†
Employment Letter Agreement between Walter Investment Management Corp. and Jonathan F. Pedersen, dated October 16, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as filed with the Securities and Exchange Commission on May 7, 2015).

10.4.2†
Retention Agreement between Walter Investment Management Corp. and Jonathan F. Pedersen, dated February 17, 2017 (Incorporated herein by reference to Exhibit 10.24.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and amended on August 9, 2017).

10.4.3†
Resignation Letter Agreement between Walter Investment Management Corp. and Jonathan F. Pedersen, dated March 24, 2017 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as filed with the Securities and Exchange Commission on May 10, 2017 and amended on August 9, 2017).

10.5.1†
Letter Agreement, dated as of June 8, 2016, by and between Walter Investment Management Corp. and George M. Awad (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2016).

10.5.2†
Walter Investment Management Corp. Restricted Stock Unit Award Agreement Under the 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016), dated June 30, 2016, between the Company and George M. Awad (Incorporated herein by reference to Exhibit 10.30.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and amended on August 9, 2017).

10.6.1†
Employment Agreement, by and between Walter Investment Management Corp. and Anthony Renzi, entered into as of August 8, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 12, 2016).

10.6.2†
Walter Investment Management Corp. Long Term Incentive Cash-Based Award Agreement Under the 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016), entered into September 13, 2016, between the Company and Anthony Renzi (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 as filed with the Securities and Exchange Commission on November 9, 2016 and amended on August 9, 2017).

10.6.3†
Walter Investment Management Corp. Restricted Stock Unit Award Agreement Under the 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016), entered into September 13, 2016, between the Company and Anthony Renzi (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 as filed with the Securities and Exchange Commission on November 9, 2016 and amended on August 9, 2017).

10.6.4†
Key Employee Retention Plan Letter Agreement by and between Walter Investment Management Corp. and Anthony N. Renzi, dated as of September 1, 2017 (Incorporated herein by reference to Exhibit 10.11.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.6.5*†	Resignation Letter Agreement between Ditech Holding Corporation and Anthony N. Renzi, dated February 20, 2018.

10.7.1†
Employment Letter Agreement between Walter Investment Management Corp. and Alfred W. Young, Jr., dated October 12, 2016 (Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and amended on August 9, 2017).

10.7.2†
Key Employee Retention Plan Letter Agreement by and between Walter Investment Management Corp. and Alfred W. Young, Jr., dated as of August 18, 2017 (Incorporated herein by reference to Exhibit 10.11.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.8.1†
Employment Letter Agreement between Walter Investment Management Corp. and Jeffrey Baker, dated October 14, 2016 (Incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and amended on August 9, 2017).

Exhibit No.	Description
10.8.2†
Employment Letter Agreement between Walter Investment Management Corp. and Jeffrey Baker, dated May 24, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 as filed with the Securities and Exchange Commission on August 9, 2017).

10.8.3†
Key Employee Retention Plan Letter Agreement by and between Walter Investment Management Corp. and Jeffrey P. Baker, dated as of August 18, 2017 (Incorporated herein by reference to Exhibit 10.11.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.8.4*†	Employment Letter Agreement between Ditech Holding Corporation and Jeffrey P. Baker, dated February 20, 2018.

10.9*†	Employment Letter Agreement between Ditech Holding Corporation and Gerald A. Lombardo, dated November 30, 2017.

10.10*†	Retirement Agreement between Ditech Holding Corporation and Gary Tillett, dated December 6, 2017.

10.11.1†
Walter Investment Management Corp. 2011 Omnibus Incentive Plan, Amended and Restated effective June 9, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2016).

10.11.2†
Form of 2016 Long Term Incentive Cash-Based Award Agreement under the Walter Investment Management Corp. 2011 Omnibus Incentive Plan (Amended and Restated June 9, 2016) (Incorporated herein by reference to Exhibit 10.9.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and amended on August 9, 2017).

10.12.1†
Walter Investment Management Corp. 2017 Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2017).

10.12.2†
Form of 2017 Non-Employee Director Restricted Stock Unit Award Agreement under the Walter Investment Management Corp. 2017 Omnibus Incentive Plan (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.12.3*†	Ditech Holding Corporation 2018 Equity Incentive Plan, effective March 23, 2018.

10.13†
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

10.14.3
Guaranty made as of March 17, 2014 by Walter Investment Management Corp. for the benefit of Fannie Mae (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as filed with the Securities and Exchange Commission on May 8, 2014 and amended on May 13, 2014).

10.14.4+
Addendum to the MSSC, effective June 6, 2014, by and between Fannie Mae and Green Tree Servicing (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as filed with the Securities and Exchange Commission on August 11, 2014).

10.14.5
Addendum to the MSSC between Fannie Mae and Green Tree Servicing effective April 4, 2012 (Incorporated herein by reference to Exhibit 10.14.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015).

10.14.6
Addendum to the MSSC between Fannie Mae and Green Tree Servicing effective February 8, 2013 (Incorporated herein by reference to Exhibit 10.14.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015).

Exhibit No.	Description
10.14.7
Addendum to the MSSC between Fannie Mae and Green Tree Servicing effective April 29, 2013 (Incorporated herein by reference to Exhibit 10.14.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015).

10.14.8
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

10.16.1+
Subservicing Agreement between New Residential Mortgage LLC and Ditech Financial LLC, dated August 8, 2016 (Incorporated herein by reference to Exhibit 10.17.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and amended on August 9, 2017).

10.16.2
Amendment No. 1 to Subservicing Agreement between New Residential Mortgage LLC and Ditech Financial LLC, dated December 29, 2016 (Incorporated herein by reference to Exhibit 10.17.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and amended on August 9, 2017).

10.16.3
Amendment No. 2 to Subservicing Agreement between New Residential Mortgage LLC and Ditech Financial LLC, dated March 8, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as filed with the Securities and Exchange Commission on May 10, 2017 and amended on August 9, 2017).

10.16.4
Side Letter Agreement, dated as of January 17, 2018, between New Residential Mortgage LLC and Ditech Financial LLC (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 23, 2018).

10.17.1
Amended and Restated Master Repurchase Agreement, dated November 18, 2016, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC and Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.5.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.17.2
Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated February 21, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC and Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.5.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.17.3
Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated August 8, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC and Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.5.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.17.4
Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated October 18, 2017, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Ditech Financial LLC and Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.5.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.17.5*
Joinder and Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of November 30, 2017, but effective as of the amendment effective date, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.)

10.17.6*
Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of February 9, 2018, and effective as of February 12, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.)

Exhibit No.	Description
10.17.7*
Guaranty, dated as of February 9, 2018, by Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) in favor of Credit Suisse First Boston Mortgage Capital LLC as administrative agent for the benefit of buyer parties defined therein.

10.17.8*
Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of March 29, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.)

10.18.1
Restructuring Support Agreement, dated as of July 31, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 1, 2017).

10.18.2
First Amendment to Restructuring Support Agreement, dated as of August 2, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.6.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 as filed with the Securities and Exchange Commission on August 9, 2017).

10.18.3
Second Amendment to Restructuring Support Agreement, dated as of August 22, 2017, by and among Walter Investment Management Corp. and the Requisite Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 28, 2017).

10.18.4
Third Amendment to Restructuring Support Agreement, dated as of August 31, 2017, by and among Walter Investment Management Corp. and the Requisite Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 5, 2017).

10.18.5
Amended and Restated Restructuring Support Agreement, dated as of October 20, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2017).

10.19
Restructuring Support Agreement, dated as of October 20, 2017, by and among Walter Investment Management Corp. and the Consenting Senior Noteholders (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2017).

10.20
Commitment Letter, dated as of September 13, 2017, by and among Walter Investment Management Corp. and Barclays Bank PLC (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.21
Commitment Letter, dated as of November 6, 2017, by and among Ditech Financial LLC, Reverse Mortgage Solutions, Inc., Walter Investment Management Corp., Credit Suisse First Boston Mortgage Capital LLC and Barclays Bank PLC (Incorporated by reference to Exhibit E to Exhibit T3E.1 of the Form T-3 filed by Walter Investment Management Corp. with the SEC on November 6, 2017).

10.22.1
Second Amended and Restated Credit Agreement, dated as of February 9, 2018, among Ditech Holding Corporation, the Lenders Party Hereto and Credit Suisse AG, Cayman Islands Branch (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 2018).

10.22.2
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of March 29, 2018, by and among Ditech Holding Corporation and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 29, 2018).

10.23
Registration Rights Agreement, dated as of February 9, 2018, by and among Ditech Holding Corporation and the Holders party hereto (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 9, 2018).

10.24*	Clean-up Call Agreement between Ditech Financial LLC and Capital One, National Association, dated October 10, 2017.

Exhibit No.	Description
10.25.1*
Second Amended and Restated Master Repurchase Agreement, dated as of November 30, 2017, but effective as of the amendment effective date by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent on behalf of buyers, including but not limited to Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd., Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC and RMS REO BRC, LLC.

10.25.2*
Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated as of February 9, 2018, and effective as of February 12, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization LTD, Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.)

10.25.3*
Guaranty, dated as of February 9, 2018, by Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) in favor of Credit Suisse First Boston Mortgage Capital LLC as administrative agent for the benefit of buyer parties defined therein.

10.25.4*
Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated as of March 29, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization LTD, Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.)

10.26.1*
Receivables Sale Agreement dated as of February 9, 2018, and effective as of February 12, 2018, by and between Ditech Financial LLC, as receivables seller and servicer, Ditech Agency Advance Depositor LLC, as depositor, and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.), as limited guarantor.

10.26.2*
Receivables Pooling Agreement dated as of February 9, 2018, and effective as of February 12, 2018, by and between Ditech Agency Advance Depositor LLC, as depositor, and Ditech Agency Advance Trust, as issuer.

10.26.3*
Acknowledgment Agreement With Respect to Servicing Advance Receivables, dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech Financial LLC, as servicer, Ditech Agency Advance Depositor LLC, as depositor, Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Fannie Mae.

10.26.4*
Indenture dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A. as indenture trustee, and as calculation agent, paying agent and securities intermediary, Ditech Financial LLC (formerly known as Green Tree Servicing LLC), as servicer and as owner of the servicing rights under the designated servicing agreements and as administrator, and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent.

10.26.5*
Series 2018-VF1 Indenture Supplement, dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC (formerly known as Green Tree Servicing LLC), as administrator on behalf of the issuer and as servicer under the designated servicing agreements and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent.

10.27.1*
Receivables Sale Agreement dated as of February 9, 2018, and effective as of February 12, 2018, by and between Ditech Financial LLC, as receivables seller and servicer, Ditech PLS Advance Depositor LLC, as depositor, and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.), as limited guarantor.

10.27.2*
Receivables Pooling Agreement dated as of February 9, 2018, and effective as of February 12, 2018, by and between Ditech PLS Advance Depositor LLC, as depositor, and Ditech PLS Advance Trust II, as issuer.

10.27.3*
Indenture dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A. as indenture trustee, and as calculation agent, paying agent and securities intermediary, Ditech Financial LLC (formerly known as Green Tree Servicing LLC), as servicer and as owner of the servicing rights under the designated servicing agreements and as administrator, and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent.

10.27.4*
Series 2018-VF1 Indenture Supplement, dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC (formerly known as Green Tree Servicing LLC), as administrator on behalf of the issuer and as servicer under the designated servicing agreements and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent.

Exhibit No.	Description
21*	Subsidiaries of the Registrant.

31.1*	Certification by Jeffrey P. Baker pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Gerald A. Lombardo pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by Jeffrey P. Baker and Gerald A. Lombardo pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Disclosure Statement relating to the Prepackaged Chapter 11 Plan of Reorganization of Walter Investment Management Corp. and the Affiliate Co-Plan Proponents, dated November 6, 2017 (Incorporated by reference to Exhibit T3E.1 of the Form T-3 filed by Walter Investment Management Corp. with the SEC on November 6, 2017).

101**
XBRL (Extensible Business Reporting Language) - The following materials from Ditech Holding Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

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

DITECH HOLDING CORPORATION

Dated: April 16, 2018	By:	/s/ Jeffrey P. Baker
Jeffrey P. Baker
Interim Chief Executive Officer and President (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Marano	Chairman	April 16, 2018
Thomas F. Marano

/s/ David S. Ascher	Director	April 16, 2018
David S. Ascher

/s/ George M. Awad	Director	April 16, 2018
George M. Awad

/s/ Seth L. Bartlett	Director	April 16, 2018
Seth L. Bartlett

/s/ Daniel G. Beltzman	Director	April 16, 2018
Daniel G. Beltzman

/s/ John R. Brecker	Director	April 16, 2018
John R. Brecker

/s/ Neal P. Goldman	Director	April 16, 2018
Neal P. Goldman

/s/ Thomas G. Miglis	Director	April 16, 2018
Thomas G. Miglis

/s/ Samuel T. Ramsey	Director	April 16, 2018
Samuel T. Ramsey

/s/ Jeffrey P. Baker	Interim Chief Executive Officer and President (Principal Executive Officer)	April 16, 2018
Jeffrey P. Baker

/s/ Gerald A. Lombardo	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2018
Gerald A. Lombardo

DITECH HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Stockholders of
Ditech Holding Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ditech Holding Corporation (formerly Walter Investment Management Corp.) and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Tampa, Florida
April 16, 2018

DITECH HOLDING CORPORATION (DEBTOR-IN-POSSESSION)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$285,969	$224,598
Restricted cash and cash equivalents	112,826	204,463
Residential loans at amortized cost, net (includes $6,347 and $5,167 in allowance for loan losses at December 31, 2017 and 2016, respectively)	985,454	665,209
Residential loans at fair value	10,725,232	12,416,542
Receivables, net (includes $5,608 and $15,033 at fair value at December 31, 2017 and 2016, respectively)	124,344	267,962
Servicer and protective advances, net (includes $164,225 and $146,781 in allowance for uncollectible advances at December 31, 2017 and 2016, respectively)	813,433	1,195,380
Servicing rights, net (includes $714,774 and $949,593 at fair value at December 31, 2017 and 2016, respectively)	773,251	1,029,719
Goodwill	47,747	47,747
Intangible assets, net	8,733	11,347
Premises and equipment, net	50,213	82,628
Deferred tax assets, net	1,400	—
Assets held for sale	—	71,085
Other assets (includes $29,394 and $87,937 at fair value at December 31, 2017 and 2016, respectively)	235,595	242,290
Total assets	$14,164,197	$16,458,970
LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued liabilities (includes $1,250 and $11,804 at fair value at December 31, 2017 and 2016, respectively)	$994,461	$759,011
Servicer payables	116,779	146,332
Servicing advance liabilities	483,462	783,229
Warehouse borrowings	1,085,198	1,203,355
Servicing rights related liabilities at fair value	32	1,902
Corporate debt	1,214,663	2,129,000
Mortgage-backed debt (includes $348,682 and $514,025 at fair value at December 31, 2017 and 2016, respectively)	735,882	943,956
HMBS related obligations at fair value	9,175,128	10,509,449
Deferred tax liabilities, net	848	4,774
Liabilities held for sale	—	2,402
Total liabilities not subject to compromise	13,806,453	16,483,410
Liabilities subject to compromise	806,937	—
Total liabilities	14,613,390	16,483,410

Commitments and contingencies (Note 30)

Stockholders' deficit:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 37,373,616 and 36,391,129 shares at December 31, 2017 and 2016, respectively	374	364
Additional paid-in capital	598,193	596,067
Accumulated deficit	(1,048,817)	(621,804)
Accumulated other comprehensive income	1,057	933
Total stockholders' deficit	(449,193)	(24,440)
Total liabilities and stockholders' deficit	$14,164,197	$16,458,970

The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities.

	December 31,
	2017	2016
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:
Restricted cash and cash equivalents	$44,376	$45,843
Residential loans at amortized cost, net	424,420	462,877
Residential loans at fair value	301,435	492,499
Receivables, net	5,824	15,798
Servicer and protective advances, net	446,799	734,707
Other assets	39,837	19,831
Total assets	$1,262,691	$1,771,555

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$3,086	$2,985
Servicing advance liabilities	444,563	650,565
Mortgage-backed debt (includes $348,682 and $514,025 at fair value at December 31, 2017 and 2016, respectively)	735,882	943,956
Total liabilities	$1,183,531	$1,597,506
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION (DEBTOR-IN-POSSESSION)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016
REVENUES
Net servicing revenue and fees	$346,682	$340,991
Net gains on sales of loans	284,391	409,448
Net fair value gains on reverse loans and related HMBS obligations	42,419	59,022
Interest income on loans	41,195	45,700
Insurance revenue	3,963	41,968
Other revenues	112,610	98,588
Total revenues	831,260	995,717

EXPENSES
General and administrative	596,838	619,772
Salaries and benefits	384,814	520,357
Interest expense	261,244	255,781
Depreciation and amortization	40,764	59,426
Reorganization items	37,645	—
Goodwill and intangible assets impairment	—	326,286
Other expenses, net	11,061	10,530
Total expenses	1,332,366	1,792,152

OTHER GAINS (LOSSES)
Gain on sale of business	67,734	—
Net gains (losses) on extinguishment of debt	(6,111)	14,662
Other net fair value gains (losses)	2,008	(4,234)
Other	7,219	(3,811)
Total other gains	70,850	6,617

Loss before income taxes	(430,256)	(789,818)
Income tax expense (benefit)	(3,357)	44,040
Net loss	$(426,899)	$(833,858)

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES
Change in postretirement benefits liability	$(89)	$100
Unrealized gain on available-for-sale security in other assets	104	75
Other comprehensive income before taxes	15	175
Income tax expense for other comprehensive income items	5	55
Other comprehensive income	10	120
Total comprehensive loss	$(426,889)	$(833,738)

Net loss	$(426,899)	$(833,858)
Basic and diluted loss per common and common equivalent share	$(11.61)	$(23.18)
Weighted-average common and common equivalent shares outstanding — basic and diluted	36,761	35,973
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION (DEBTOR-IN-POSSESSION)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at January 1, 2016	35,573,405	$355	$591,454	$212,054	$813	$804,676
Net loss	—	—	—	(833,858)	—	(833,858)
Other comprehensive income, net of tax	—	—	—	—	120	120
Share-based compensation	—	—	6,568	—	—	6,568
Tax shortfall on share-based compensation	—	—	(1,393)	—	—	(1,393)
Share-based compensation issuances, net	817,724	9	(562)	—	—	(553)
Balance at December 31, 2016	36,391,129	364	596,067	(621,804)	933	(24,440)
Net loss	—	—	—	(426,899)	—	(426,899)
Other comprehensive income, net of tax	—	—	—	—	10	10
Reclassification adjustment related to adoption of accounting guidance	—	—	—	(114)	114	—
Share-based compensation	—	—	2,212	—	—	2,212
Share-based compensation issuances, net	982,487	10	(86)	—	—	(76)
Balance at December 31, 2017	37,373,616	$374	$598,193	$(1,048,817)	$1,057	$(449,193)
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION (DEBTOR-IN-POSSESSION)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2017	2016
Operating activities
Net loss	$(426,899)	$(833,858)

Adjustments to reconcile net loss to net cash provided by operating activities
Net fair value gains on reverse loans and related HMBS obligations	(42,419)	(59,022)
Amortization of servicing rights	21,954	21,801
Change in fair value of servicing rights	266,246	480,476
Change in fair value of servicing rights related liabilities	—	(13,518)
Change in fair value of charged-off loans	(15,834)	(20,716)
Other net fair value losses	3,453	11,087
Accretion of discounts on residential loans and advances	(3,415)	(3,652)
Accretion of discounts on debt and amortization of deferred debt issuance costs	51,779	33,413
Provision for uncollectible advances	51,612	64,729
Depreciation and amortization of premises and equipment and intangible assets	40,764	59,426
Provision (benefit) for deferred income taxes	(3,799)	111,374
Share-based compensation	2,212	6,568
Purchases and originations of residential loans held for sale	(16,128,212)	(21,054,053)
Proceeds from sales of and payments on residential loans held for sale	16,948,619	21,410,118
Net gains on sales of loans	(284,391)	(409,448)
Gain on sale of business	(67,734)	—
Non-cash reorganization items	34,406	—
Goodwill and intangible assets impairment	—	326,286
Other	10,166	4,999

Changes in assets and liabilities
Decrease (increase) in receivables	80,779	(81,695)
Decrease in servicer and protective advances	328,658	380,298
Decrease (increase) in other assets	(38,905)	16,434
Decrease in payables and accrued liabilities	(88,638)	(24,429)
Increase in servicer payables, net of change in restricted cash	38,670	25,332
Cash flows provided by operating activities	779,072	451,950

DITECH HOLDING CORPORATION (DEBTOR-IN-POSSESSION)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
	For the Years Ended December 31,
	2017	2016
Investing activities
Purchases and originations of reverse loans held for investment	(382,769)	(896,879)
Principal payments received on reverse loans held for investment	1,431,049	1,122,267
Principal payments received on mortgage loans held for investment	161,419	92,619
Payments received on charged-off loans held for investment	16,997	23,060
Payments received on receivables related to Non-Residual Trusts	14,869	8,110
Proceeds from sales of real estate owned, net	144,212	111,091
Purchases of premises and equipment	(6,141)	(32,866)
Decrease in restricted cash and cash equivalents	3,489	8,946
Payments for acquisitions of businesses, net of cash acquired	(1,004)	(3,066)
Acquisitions of servicing rights, net	(228)	(9,794)
Proceeds from sales of servicing rights, net	137,301	280,970
Proceeds from sale of business	131,074	—
Cash outflow from deconsolidation of variable interest entities	(100,951)	—
Other	6,404	(4,649)
Cash flows provided by investing activities	1,555,721	699,809

Financing activities
Payments and extinguishments of corporate debt	(186,910)	(31,517)
Proceeds from securitizations of reverse loans	464,192	960,157
Payments on HMBS related obligations	(1,992,729)	(1,371,375)
Issuances of servicing advance liabilities	1,482,960	2,179,488
Payments on servicing advance liabilities	(1,785,129)	(2,625,476)
Net change in warehouse borrowings related to mortgage loans	(546,556)	(151,172)
Net change in warehouse borrowings related to reverse loans	428,399	14,139
Proceeds from sales of excess servicing spreads and servicing rights	—	34,307
Payments on servicing rights related liabilities	(1,415)	(22,092)
Payments on mortgage-backed debt	(108,018)	(107,598)
Other debt issuance costs paid	(49,305)	(11,039)
Other	21,089	2,189
Cash flows used in financing activities	(2,273,422)	(1,129,989)

Net increase in cash and cash equivalents	61,371	21,770
Cash and cash equivalents at the beginning of the year	224,598	202,828
Cash and cash equivalents at the end of the year	$285,969	$224,598
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION (DEBTOR-IN-POSSESSION)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As a result of Walter Investment Management Corp.'s emergence from bankruptcy under Chapter 11 of the Bankruptcy Code as discussed further below, on February 9, 2018 the Company changed its name to Ditech Holding Corporation. The terms “Ditech Holding” and the “Company,” as used throughout this report refer to Ditech Holding Corporation (successor) and/or Walter Investment Management Corp. (predecessor) and its consolidated subsidiaries. Ditech Holding and its subsidiaries is an independent servicer and originator of mortgage loans and servicer of reverse mortgage loans. Through the consumer, correspondent and wholesale lending channels, the Company originates and purchases residential mortgage loans that are predominantly sold to GSEs and government agencies. The Company services a wide array of loans across the credit spectrum for its own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. The Company also operates two complementary businesses: asset receivables management and real estate owned property management and disposition.
The Company operates throughout the U.S. through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 28 for additional information related to segment reporting.
Certain acronyms and terms used throughout these notes are defined in the Glossary of Terms in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Restatement of Previously Issued Consolidated Financial Statements
On August 9, 2017, the Company amended its Annual Report on Form 10-K for the year ended December 31, 2016 and separately amended its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2016, September 30, 2016, and March 31, 2017, in each case, to reflect a correction to the net deferred tax assets balance. The restatement of the Company's previously issued consolidated financial statements resulted from an error in the calculation of the valuation allowance on the net deferred tax assets balance. In determining the amount of the valuation allowance in the prior periods, an error was made that resulted in the double-counting of expected future taxable income associated with the projected reversals of taxable temporary differences (i.e., deferred tax liabilities). Accordingly, the Company revised its calculation to reflect the removal of the duplicative amounts, and reevaluated all sources of estimated future taxable income on the recoverability of deferred tax assets under GAAP after taking into account both positive and negative evidence through the issuance date of the restated financial statements to consider the effect of the error. The restated balances are reflected in these Consolidated Financial Statements.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of Ditech Holding Corporation, its wholly-owned subsidiaries, and VIEs, of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated. The results of operations for business combinations are included from their respective dates of acquisition.
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

Recent Accounting Guidance
In May 2014, the FASB issued new revenue recognition guidance that supersedes most industry-specific guidance but does exclude insurance contracts and financial instruments. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. This guidance was effective for the Company beginning January 1, 2018. The Company adopted using the modified retrospective method. The Company has reviewed the scope of the guidance and monitored the determinations of the FASB Transition Resource Group and concluded that the Company's most significant revenue streams are not within the scope of the standard because the standard does not apply to revenue on contracts accounted for under the transfers and servicing of financial assets or financial instruments standards. Therefore, revenue recognition for these contracts will remain unchanged. The Company has determined that certain revenue streams are within the scope of the guidance; however, the Company does not expect the guidance to impact current revenue recognition patterns for these in scope revenue streams and contracts. Accordingly, the adoption of this guidance is not expected to have a significant impact on the consolidated financial statements.
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments. The new standard revises an entity's accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance was effective for the Company beginning January 1, 2018. At December 31, 2017, the Company did not hold any equity securities measured at fair value, but did have certain financial liabilities measured at fair value. Accordingly, the adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
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
In August 2016, the FASB issued an accounting standards update that amends the guidance on the classification of certain cash receipts and cash payments presented within the statement of cash flows to reduce the existing diversity in practice. This guidance was effective for the Company beginning January 1, 2018. The adoption may impact the presentation of cash flows, but will not otherwise have a material impact on the consolidated results of operations or financial condition.
In October 2016, the FASB issued an accounting standards update that amends the guidance on the classification of income taxes related to the intra-entity transfer of assets other than inventory. This guidance was effective for the Company beginning January 1, 2018. The adoption of this guidance is not expected to have a significant impact on the consolidated financial statements.

In November 2016, the FASB issued an accounting standards update that amends the guidance on restricted cash within the statement of cash flows. The update amends the classification of restricted cash and cash equivalents to be included within cash and cash equivalents when reconciling the beginning and ending cash amounts. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. This guidance was effective for the Company beginning January 1, 2018. The adoption will impact the presentation of the cash flows, but will not otherwise have a material impact on the consolidated results of operations or financial condition.
In January 2017, the FASB issued an accounting standards update that amends the guidance on business combinations. The update clarifies the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction should be accounted for as an acquisition of assets or a business. This guidance was effective for the Company beginning January 1, 2018. The Company will apply this guidance to its assessment of applicable transactions, such as acquisitions and disposals of assets or businesses, consummated after the adoption date. As such, the adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
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
In February 2017, the FASB issued an accounting standards update that amends the guidance on derecognition of nonfinancial assets. This guidance clarifies the scope and accounting of a financial asset that meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. It also adds guidance for partial sales of nonfinancial assets. This guidance was effective for the Company beginning January 1, 2018. The Company adopted using the modified retrospective method. The adoption of this guidance resulted in changes to the statement of financial position, including (i) a reduction of approximately $115.0 million in residential loans at amortized cost, net, (ii) an increase of approximately $125.0 million in other assets, (iii) an increase of approximately $40.0 million in accumulated deficit and (iv) an increase of approximately $50.0 million in accrued liabilities. Additionally, the pattern of recognition of certain interest payments will change for properties where the Company finances sales of real estate owned and the Company has determined that collection of substantially all consideration is not yet probable.
In May 2017, the FASB issued an accounting standards update that amends the guidance on share-based compensation. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance was effective for the Company beginning January 1, 2018. The new guidance will be applied prospectively to awards modified on or after the adoption date. As such, the adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
In February 2018, the FASB issued an accounting standards update that amends the guidance on reporting comprehensive income. The guidance allows for a reclassification from accumulated other comprehensive income to retained earnings or accumulated deficit for stranded tax effects resulting from the Tax Act. The Company elected to early adopt this guidance, effective for the Company as of December 31, 2017. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements or disclosures. Refer to Note 25 for additional information.
In March 2018, the FASB issued an accounting standards update that provides guidance related to accounting for the income tax effects of the Tax Act. This guidance provides clarification to address situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under GAAP for certain income tax effects of the Tax Act. To the extent that a registrant's accounting for certain income tax effects of the Tax Act is incomplete, a reasonable estimate may be determined for those effects in the first reporting period in which the registrant was able to determine such reasonable estimate. A measurement period of one year from the enactment date of the Tax Act is provided whereby a registrant may adjust such provisional amounts. If a provisional amount cannot be determined in the initial period of enactment, the registrant may continue to account for taxes in accordance with tax laws that were in effect immediately prior to the Tax Act enactment date until such point in time that a reasonable estimate can be made. The Company's preliminary estimate of the Tax Act and the remeasurement of deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act, changes to certain estimates and the filing of its tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in the Company's estimates. The final determination of the Tax Act and the remeasurement of the Company's deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Act.

2. Liquidity
In the normal course of business, the Company utilizes mortgage loan servicing advance facilities and master repurchase agreements with various counterparties to finance, on a short-term basis, mortgage loan related servicing advances and the repurchase of HECMs out of Ginnie Mae securitization pools, as well as to support the Company’s origination business. Each of these facilities is typically subject to annual renewal and contain provisions, that in certain circumstances, could prevent the Company from utilizing any unused capacity under such facility and/or that could accelerate the repayment of amounts under such facility.
The Company’s ability to fund its operating businesses is a significant factor that affects its liquidity and its ability to operate and grow its businesses. The Company’s subsidiaries are dependent on the ability to secure these types of arrangements on acceptable terms and to renew, replace or resize existing financing facilities as they expire. Anticipated growth in Ginnie Mae buyout loan activity will require the Company to seek additional Ginnie Mae buyout financing or to otherwise sell Ginnie Mae buyout assets.
Certain of these and other financing arrangements contain restrictions, covenants, and representations and warranties that, among other conditions, require the Company to satisfy specified financial and asset quality tests and may restrict the Company’s ability to engage in mergers or consolidations. In the past, the Company has obtained waivers or amendments from certain lenders in order to maintain compliance with certain covenants and other terms of the financing facilities.
If the Company fails to renew or to comply with the terms of a facility that results in an event of default or breach of covenant without obtaining a waiver or amendment, the Company may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions.
The Company intends to renew, replace, or extend its facilities and may seek waivers or amendments in the future, if necessary. The Company has historical experience in renewing, replacing and extending these facilities and obtaining waivers or amendments as needed. There can be no assurance that these or other actions will be successful.
Recent Actions
The following actions relating to the Company's liquidity have been completed or are currently in process:

•
as discussed in Note 3, the Company emerged from the Chapter 11 Case on February 9, 2018, which resulted in approximately $807 million of corporate debt and accrued interest being extinguished. Contemporaneously, the Company issued $250 million aggregate principal amount of Second Lien Notes;

•
on March 29, 2018, the Company entered into an agreement with the Term Lenders to waive certain covenants through 2019 in exchange for an additional incremental minimum paydown of no less than $30 million by December 31, 2018; and

•
the Company is currently working with an advisor to help market and sell a pool of defaulted reverse Ginnie Mae buyout loans that are owned by the Company and financed under its existing financing facilities and with its existing as well as new lenders to increase financing capacity for reverse Ginnie Mae buyout loans. These actions are expected to provide adequate liquidity to satisfy the Company's Ginnie May buyout obligations.

Strategic plans designed to improve the Company’s liquidity include the following:

•
the Company’s leadership team continues the transformation of the operating businesses by contemplating further cost reductions, operational enhancements and streamlining of the businesses and reduction of leverage;

•
for the Servicing business, the Company continues the transition to a fee-for-service model with a focus on selling servicing rights to third parties on a more selective basis while continuing to grow the subservicing business with third-party servicing rights owners; and

•
dispose of assets that are not necessary to support the Company’s business strategies including the sale or securitization of reverse Ginnie Mae buyout loans. Refer to Note 30 for additional information.

3. Emergence from Reorganization Proceedings
On November 30, 2017, Walter Investment Management Corp. filed a Bankruptcy Petition under the Bankruptcy Code to pursue the Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the Prepackaged Plan. On February 9, 2018, the Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the Chapter 11 Case. The Company continued to operate throughout the Chapter 11 Case and upon emergence changed its name to Ditech Holding Corporation. From and after effectiveness of the Prepackaged Plan, the Company has continued, in its previous organizational form, to carry out its business. The Company’s emergence from the Chapter 11 Case has resolved the significant risks and uncertainties that previously raised substantial doubt about the Company’s ability to continue as a going concern.
The impact of the emergence from reorganization proceedings on the Company's debt and equity is discussed in further detail in Notes 19, 20, 21, 24 and 26.
Reorganization Items
The Company's reorganization items consist of the following (in thousands):

For the Year Ended December 31, 2017
Write off of deferred debt issuance costs	$34,406
Legal and professional fees (1)	3,098
Other expenses (2)	141
Total reorganization items	$37,645
__________

(1)	Professional fees are directly related to the reorganization.

(2)	Other expenses consist of the U.S. Trustee fees and costs related to licensing matters.
During the year ended December 31, 2017, no cash payments were made for the reorganization items.
Liabilities Subject to Compromise
Liabilities subject to compromise included unsecured or under-secured liabilities incurred prior to the Effective Date. These liabilities represented the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 Case and subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. Additionally, liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are subject to the automatic stay or an approved motion of the Bankruptcy Court.
Liabilities subject to compromise consist of the following (in thousands):

December 31, 2017
Senior Notes	$538,662
Convertible Notes	242,468
Accrued interest(1)	25,807
Total liabilities subject to compromise	$806,937
__________

(1)
Represents accrued interest on the Senior Notes and Convertible Notes as of November 30, 2017, the date the Company filed the Bankruptcy Petition. As interest on the Senior Notes and Convertible Notes subsequent to November 30, 2017 was not expected to be an allowed claim, this amount, as well as interest expense reported on the consolidated statement of comprehensive loss for the year ended December 31, 2017 excludes $4.4 million of interest on the Senior Notes and Convertible that otherwise would have been accrued for the month of December 2017.

On the Effective Date, all of the Company's obligations under the previously outstanding Convertible Notes and Senior Notes listed above were extinguished. Previously outstanding debt interests were exchanged for Second Lien Notes, preferred stock, Series A Warrants and Series B Warrants.
Debtor-in-Possession Financial Information
The aggregated financial information of the Debtor is presented in Schedule I attached to these Consolidated Financial Statements.

Fresh Start Accounting
The Company believes that the conditions will be met to qualify under GAAP for fresh start accounting, and accordingly expects to adopt fresh start accounting effective February 10, 2018. The actual impact at emergence on February 9, 2018 will be reported in the Company's Form 10-Q for the first quarter of 2018. The financial statements as of February 10, 2018 and for subsequent periods are expected to report the results of the successor with no beginning retained earnings. Any presentation of the successor represents the financial position and results of operations of the successor and will not be comparable to prior periods.
4. Significant Accounting Policies
Principles of Consolidation
The Company’s Consolidated Financial Statements include the accounts and transactions of Ditech Holding and other entities in which the Company has a controlling financial interest. A controlling financial interest may exist in the form of an ownership of a majority of an entity’s voting interests or through other arrangements with entities, such as with a VIE.
The Company evaluates each securitization trust associated with its residential loan servicing portfolio to determine if the Company has a variable interest in the trust, if the trust meets the definition of a VIE and whether the Company has a controlling financial interest as the primary beneficiary of the VIE. If the Company determines that it does have a variable interest in the trust, that the trust is a VIE, and that it is the primary beneficiary of the VIE, it consolidates the VIE. The evaluation considers all of the Company’s involvement with the VIE, identifying both the implicit and explicit variable interests that either individually or in the aggregate could be significant enough to warrant its designation as the primary beneficiary. This designation is evidenced by both the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb the losses of, or the right to receive the benefits from, the VIE that could potentially be significant to the VIE.
When the Company’s only involvement with a securitization trust is that of servicer, the Company evaluates whether its servicing fee is deemed a variable interest. When the Company’s servicing fee meets all of the criteria in the accounting guidance for VIEs regarding fees paid to service providers, the Company concludes that it is acting in the capacity of a fiduciary and that it does not have a variable interest in the securitization trust. Accordingly, the Company does not consolidate the trust. However, in the event the servicing fee is deemed a variable interest, the Company evaluates whether it has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and whether its obligation to absorb the VIE's expected losses or its right to receive the VIE's residual returns could be significant to the VIE. If the Company concludes that it has such power, the Company consolidates the trust. The Company performs a similar evaluation when it is involved with other entities that are not securitization trusts.
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
Cash and Cash Equivalents
Cash and cash equivalents include short-term deposits and highly-liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. The Company maintains cash and cash equivalents with federally-insured financial institutions and these balances typically exceed insurable amounts. Cash equivalents also include amounts due from third-party financial institutions in process of settlement. These transactions typically settle in three days or less and were $85.7 million and $110.6 million at December 31, 2017 and 2016, respectively.

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
Ginnie Mae Securitizations
Residential loans at amortized cost also include loans subject to repurchase from Ginnie Mae. For certain mortgage loans that the Company pooled and securitized with Ginnie Mae, the Company as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. As a result of this unilateral right, the Company must recognize the delinquent loan on its consolidated balance sheets when the loan becomes 90 days delinquent and establish a corresponding liability regardless of the Company’s intention to repurchase the loan. The corresponding liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
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

Servicer and Protective Advances, Net
In the ordinary course of servicing residential loans and pursuant to certain servicing agreements, the Company may advance the principal and interest portion of delinquent mortgage payments to credit owners prior to the collection of such amounts from borrowers, provided that the Company determines these advances are recoverable from either the borrower or the liquidation of collateral. In addition, the Company is required under certain servicing contracts to ensure that property taxes, insurance premiums, foreclosure costs and various other items are paid in order to preserve the collateral underlying the assets being serviced. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, from proceeds of liquidation of collateral or ultimate disposition of the loan, from credit owners or from loan insurers. Certain of the Company’s servicing agreements provide that repayment of servicing advances made under the respective agreements have a priority over all other cash payments to be made from the proceeds of the residential loan, and in certain cases the proceeds of the pool of residential loans, which are the subject of that servicing agreement. As a result, the Company is entitled to repayment from loan proceeds before any interest or principal is paid to the bondholders, and in certain cases, advances in excess of loan proceeds may be recovered from pool-level proceeds. Servicer and protective advances are carried at cost, net of estimated losses. Losses can occur in the normal course of servicing loans when the Company fails to make advances in accordance with investor guidelines including filing claims timely, requesting approvals, or advancing outside of guidelines. The Company establishes an allowance for uncollectible advances based on an analysis of the underlying loans, their historical loss experience, and recoverability pursuant to the terms of underlying servicing agreements. Historical advance loss experience includes investor curtailment and servicer analytics experience, and also incorporates qualitative management collectability and risk assessments of company operations and investor or counterparty behaviors. Generally, estimated losses related to advances are recorded in general and administrative expenses on the consolidated statements of comprehensive loss.
Custodial Accounts
In connection with its servicing activities, the Company has a fiduciary responsibility for amounts primarily related to borrower escrow funds and other custodial funds due to credit owners aggregating $3.4 billion and $4.4 billion at December 31, 2017 and 2016, respectively. These funds, which do not represent assets or liabilities of the Company, are maintained in segregated bank accounts, and accordingly, are not reflected on the consolidated balance sheets.
Goodwill
Goodwill represents the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. A reporting unit is a business segment or one level below. The Company has identified four reporting units, which constitute businesses: (i) Servicing; (ii) ARM; (iii) Originations; and (iv) Reverse Mortgage. Segment management regularly reviews discrete financial information for these reporting units. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If the Company elects to bypass the qualitative assessment or if it determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step quantitative test is required. In Step 1, the Company compares the fair value of the reporting unit with its net carrying value, including goodwill. If the net carrying value of the reporting unit exceeds its fair value, the Company then performs Step 2 of the impairment test to measure the amount of impairment loss, if any. In Step 2, the Company allocates the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill (implied fair value of goodwill). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of such goodwill, the Company recognizes an impairment loss in an amount equal to that excess up to the carrying value of goodwill. In performing the two-step quantitative assessment, fair value of the reporting unit is based on discounted cash flows, market multiples, and/or appraised values, as appropriate.
The Company completed its annual goodwill impairment test effective October 1, 2017, which is discussed in more detail in Note 15.
Intangible Assets, Net
Intangible assets primarily consist of customer relationships and other intangible assets, primarily trademarks and trade names. Intangible assets are amortized using either an economic consumption method or a straight-line method over their related expected useful lives. Intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value.

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
Insurance Operations
Prior to the sale of the Company's insurance business on February 1, 2017, the Company earned commission revenue on voluntary insurance provided for residential loan borrowers and lender-placed hazard insurance for borrowers and credit owners, if permitted under applicable laws and regulations. Commission revenue was recognized when the earnings process had been completed, which was the effective date of the insurance policy, and collectability was reasonably assured. At the time commission revenue was recognized, the Company could reliably estimate expected policy cancellations and records a reserve for cancellations, which was estimated based on historical experience adjusted for known events or circumstances. The reserve for policy cancellations was evaluated on a quarterly basis and adjusted to reflect current estimates.
As a result of the sale of the Company's insurance business on February 1, 2017, the Company no longer receives insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by the Company began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services, which are recognized in other revenues on the consolidated statements of comprehensive loss.
Servicer Payables
Servicer payables represent amounts collected that are required to be remitted to third-party trusts, credit owners, or others. These collections are primarily from borrowers or investors whose loans the Company services.
Servicing Rights Related Liabilities
The Company records a liability for certain servicing rights that will be transferred to NRM under a recapture agreement. The Company elected to record MSR liabilities related to NRM sales at fair value consistent with the related servicing rights.
The Company has a recapture agreement relating to certain subservicing performed on behalf of NRM, including subservicing relating to the servicing rights sold to NRM as discussed further in Note 5. NRM is entitled to the servicing right resulting from the refinancing by the Company of a loan in the servicing portfolio previously transferred to NRM. As transfer of the servicing rights on the refinanced loans has not yet occurred, the Company records a MSR liability relating to the MSR that will ultimately be transferred to NRM. The Company will transfer the MSR upon investor approval.
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
Share-Based Compensation
The Company had in effect, as of December 31, 2017, stock incentive plans under which RSUs, performance shares and non-qualified stock options were granted to employees and non-employee members of the Board of Directors. The Company estimated the fair value of share-based awards on the date of grant. The value of the award was generally recognized as an expense using the graded method over the requisite service period. The fair value of the Company’s RSUs was generally based on the average of the high and low market prices of its common stock on the date of grant. The Company estimated the fair value of performance shares and non-qualified stock options as of the date of grant using the Monte-Carlo simulation model and Black-Scholes option pricing model, respectively. These models considered, among other factors, the performance period or expected life of the award, the expected volatility of the Company’s stock price, and expected dividends. The Company records share-based compensation expense in salaries and benefits expense on the consolidated statements of comprehensive loss.
Advertising Costs
Advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of comprehensive loss. The Company recorded advertising expense of $16.0 million and $25.0 million for the years ended December 31, 2017 and 2016, respectively.
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
5. Transactions with NRM
NRM Flow and Bulk Agreement
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
On January 17, 2018, the Company agreed to sell to NRM MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $11.3 billion as of such sale date, with subservicing retained, and received approximately $90.4 million in cash proceeds from NRM as partial consideration for this MSR sale. The Company used 80% of such cash proceeds to repay borrowings under the 2013 Credit Agreement and used the remaining cash proceeds for general corporate purposes. Since entering into the NRM Flow and Bulk Agreement and through January 17, 2018, in various bulk transactions under the NRM Flow and Bulk Agreement, the Company has sold MSR to NRM relating to mortgage loans having an aggregate unpaid principal balance of $71.1 billion as of the applicable closing dates of such transactions, in each case with subservicing retained. As of January 17, 2018, the Company had received $340.4 million in cash proceeds relating to such sales, which proceeds do not include certain holdback amounts relating to such sales that it expects to be paid to the Company over time. For the year ended December 31, 2017, the Company received $39.9 million in cash proceeds relating to these holdback amounts and at December 31, 2017 and 2016 had a servicing rights holdback receivable from NRM of $31.3 million and $71.3 million, respectively, which is recorded in receivables, net on the consolidated balance sheets.
In addition, during the fourth quarter of 2016, the Company began to sell to NRM, on a flow basis and with subservicing retained, MSR relating to certain mortgage loans that it originates. During 2017 and 2016, the Company sold MSR relating to mortgage loans with an aggregate unpaid principal balance of $7.6 billion and $1.4 billion, respectively, to NRM, which included co-issue loans sold with an aggregate unpaid principal balance of $6.4 billion and $0.2 billion, respectively. These transfers generated revenues of $61.8 million and $12.9 million for the years ended December 31, 2017 and 2016, respectively, which are recorded in net gains on sales of loans on the consolidated statements of comprehensive loss.
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
The initial term of the NRM Flow and Bulk Agreement will expire on August 8, 2019 and shall be renewed for successive one-year terms thereafter unless either party provides written notice to the other party of its election not to renew. Each party to the NRM Flow and Bulk Agreement also has termination rights upon the occurrence of certain events and NRM can terminate this agreement at any time with a notice of 30 days. In connection with Ditech Financial’s entry into the NRM Flow and Bulk Agreement, the Company entered into a performance and payment guaranty whereby the Company guarantees performance of all obligations and all payments required by Ditech Financial under the NRM Flow and Bulk Agreement.

NRM Subservicing Agreement
On August 8, 2016, Ditech Financial and NRM entered into the NRM Subservicing Agreement whereby Ditech Financial acts as subservicer for the mortgage loans whose MSR are sold by Ditech Financial to NRM under the NRM Flow and Bulk Agreement and for other mortgage loans as may be agreed upon by Ditech Financial and NRM from time to time, in exchange for a subservicing fee. Under the NRM Subservicing Agreement and a related agreement, Ditech Financial performs all daily servicing obligations on behalf of NRM with respect to the MSR that are serviced by Ditech Financial pursuant to the terms of the NRM Subservicing Agreement, including collecting payments from borrowers and offering refinancing options to borrowers for purposes of minimizing portfolio runoff. On January 17, 2018 Ditech Financial and NRM executed a Side Letter Agreement pursuant to which, among other things, certain provisions of the NRM Subservicing Agreement were amended and/or waived.
With respect to Ditech Financial, for mortgage loans that were being subserviced by Ditech Financial under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that Ditech Financial may subservice under the NRM Subservicing Agreement that are added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date), the initial term of the NRM Subservicing Agreement expired on August 8, 2017 and was automatically renewed for a successive one year term, and will further be automatically renewed for successive one-year terms thereafter, unless Ditech Financial elects to terminate the NRM Subservicing Agreement without cause at the end of any subsequent one-year renewal term by providing notice to NRM at least 120 days prior to the end of the applicable term. With respect to Ditech Financial, for mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk MSR sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date, the initial term of the NRM Subservicing Agreement shall expire on January 17, 2019 (with respect to the aforementioned bulk MSR sale) or, with respect to each flow MSR assignment agreement executed by the parties after such date in connection with any flow MSR sales by Ditech Financial to NRM after such date, if any, the first anniversary of the first day of the calendar quarter following the calendar quarter during which such flow MSR assignment agreement was executed, and in each case will automatically renew for successive one-year terms thereafter, unless the Company elects to terminate the NRM Subservicing Agreement without cause at the end of any such one-year term by providing notice to NRM at least 120 days prior to the end of the applicable term. If Ditech Financial elects to terminate the NRM Subservicing Agreement without cause, Ditech Financial will not be entitled to receive any deconversion fee, will be responsible for certain servicing transfer costs and will owe NRM a transfer fee if such termination occurs within five years from the effective date of the agreement. Ditech Financial may also terminate the NRM Subservicing Agreement immediately for cause upon the occurrence of certain events, including, without limitation, any failure by NRM to remit payments (subject to a cure period), certain bankruptcy or insolvency events of NRM, NRM ceasing to be an approved servicer in good standing with Fannie Mae or Freddie Mac (unless caused by Ditech Financial) and any failure by NRM to perform, in any material respect, its obligations under the agreement (subject to a cure period). Upon any termination of the NRM Subservicing Agreement by Ditech Financial for cause, NRM will owe Ditech Financial a deconversion fee and be responsible for certain servicing transfer costs.

With respect to NRM, for mortgage loans that were being subserviced by Ditech Financial under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that Ditech Financial may subservice under the NRM Subservicing Agreement that are added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date), the initial term of the NRM Subservicing Agreement expired on August 8, 2017 and thereafter the agreement automatically terminates with respect to such mortgage loans, unless renewed by NRM on a monthly basis. Since the expiration of the initial term, NRM has renewed the NRM Subservicing Agreement each month thereafter. In the case of mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk MSR sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date, the initial term of the NRM Subservicing Agreement shall expire on January 17, 2019 (with respect to the aforementioned bulk MSR sale) or, with respect to each flow MSR assignment agreement executed by the parties after such date in connection with any flow MSR sales by Ditech Financial to NRM after such date, if any, the first anniversary of the first day of the calendar quarter following the calendar quarter during which such flow MSR assignment agreement was executed, and following the applicable initial term the agreement automatically terminates with respect to the applicable mortgage loans unless renewed by NRM on a quarterly basis. If NRM fails to renew the agreement, it will owe the Company a deconversion fee. In addition, if NRM elects to terminate the NRM Subservicing Agreement without cause, it will owe the Company a deconversion fee and be responsible for certain servicing transfer costs. NRM may also terminate the NRM Subservicing Agreement immediately for cause upon the occurrence of certain events, including, without limitation, the Company's failure to remit payments (subject to a cure period), its failure to provide reports to NRM (subject to a cure period), a change of control of Ditech Financial or Ditech Holding, its failure to satisfy certain portfolio performance measures relating to delinquency rates or advances, the Company ceasing to be an approved servicer in good standing with Fannie Mae or Freddie Mac, any failure by Ditech Financial or Ditech Holding to satisfy certain financial metrics, certain bankruptcy or insolvency events of Ditech Financial or Ditech Holding and any failure by the Company to perform, in any material respect, its obligations under the agreement (subject to a cure period). Because certain of these events have already occurred, NRM has the ability to terminate the NRM Subservicing Agreement immediately for cause with respect to mortgage loans that were being subserviced by Ditech Financial under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that Ditech Financial may subservice under the NRM Subservicing Agreement that are added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date), but has not terminated such agreement with respect to any such mortgage loans. Pursuant to the January 17, 2018 Side Letter Agreement Ditech Financial entered into with NRM, NRM agreed to, among other things, waive its right to terminate the Subservicing Agreement for cause due to the occurrence of certain of these events with respect to mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date. Upon any termination of the NRM Subservicing Agreement by NRM for cause, the Company will not be entitled to receive any deconversion fee, will be responsible for certain servicing transfer costs and will owe NRM a transfer fee if such termination occurs within five years from the effective date of the agreement.
6. Variable Interest Entities
Consolidated Variable Interest Entities
Residual Trusts
The Company evaluates each securitization trust that funded its residential loan portfolio to determine if it meets the definition of a VIE, and whether the Company is required to consolidate the trust. The Company determined that it is the primary beneficiary of five securitization trusts in which it owns residual interests, and as a result, has consolidated these trusts. As a holder of the residual securities issued by the trusts, the Company has both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant to the trusts. In addition, as the servicer for these trusts, the Company concluded it has the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company has discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.
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

Non-Residual Trusts
The Company determined that it is the primary beneficiary of seven securitization trusts for which it does not own any residual interests. The Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. There were previously ten securitization trusts included in the Non-Residual Trusts; however, as discussed further below, three of the trusts were deconsolidated during 2017.
As part of a prior agreement to acquire the rights to service the loans in these securitization trusts, the Company had certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The Company would take control of the remaining collateral in the trusts when these calls are exercised. The Company fulfilled its obligation for its mandatory clean-up call obligations for two of the trusts in the second and third quarters of 2017 by making payments totaling $28.4 million. The Company took control of the remaining collateral, including residential loans and REO with a carrying value of $25.1 million and $0.1 million, respectively. Upon exercising these call obligations, the two trusts were deconsolidated and the underlying collateral was recorded on the Company's consolidated balance sheets.
On October 10, 2017, the Company entered into a Clean-up Call Agreement with a counterparty. The Company paid an inducement fee in the amount of $36.5 million to the counterparty, which was recorded within other assets on the consolidated balance sheets. With the execution of the Clean-Up Call Agreement, the counterparty assumed the Company’s mandatory obligation to exercise the clean-up calls for the eight remaining securitization trusts. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse the Company for certain outstanding advances previously made by the Company with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts outstanding at that time. The Company continues to have certain rights and obligations related to the Non-Residual Trusts that are deemed to be variable interests that could potentially be significant to each trust. Additionally, as servicer of these trusts, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the trusts, and as such, the Company continued to consolidate these trusts on its consolidated balance sheet.
During the fourth quarter of 2017, the counterparty fulfilled its obligation for the mandatory clean-up call under the Clean-up Call Agreement on one of the remaining trusts by making a payment to the trust of $71.4 million, at which point the counterparty took control of the remaining collateral in the trust, including loans and REO with a carrying value of $63.8 million and $0.1 million, respectively. The trust was then deconsolidated. As a result of the counterparty exercising its clean-up call obligation and the deconsolidation of the trust, the trust recognized a gain of $7.2 million during the fourth quarter of 2017, which is included in other gains (losses) on the consolidated statements of comprehensive loss. Additionally, during the fourth quarter of 2017, the Company expensed $7.2 million of the inducement fee, which is included in other expenses on the consolidated statements of comprehensive loss. The Clean-up Call Agreement inducement fee had a balance of $29.3 million included in other assets on the consolidated balance sheet at December 31, 2017.
For seven of the original ten Non-Residual Trusts and four securitization trusts that had not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also had an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts would draw on these LOCs if there were insufficient cash flows from the underlying collateral to pay the bondholders. As a result of the Clean-up Call Agreement detailed above, the Company's obligation to reimburse a third party for the final $165.0 million in LOC's, if drawn, was terminated. Under the Clean-up Call Agreement, the Company is obligated to reimburse the counterparty for amounts drawn on the LOCs in excess of $17.0 million in the aggregate related to certain of the remaining securitization trusts from July 1, 2017 through each individual call date.
For further information on the four securitization trusts that had not been consolidated by the Company, refer to the Unconsolidated Variable Interest Entities section of this Note.
Servicer and Protective Advance Financing Facilities
The Company has interests in financing entities that acquire servicer and protective advances from certain wholly-owned subsidiaries. The financing subsidiaries are deemed to be VIEs due to the design of the entities, including restrictions on its operating activities. The Company is the primary beneficiary of these financing subsidiaries and, accordingly, consolidates the financing subsidiaries. The subsidiaries issue or enter into notes supported by collections on the transferred advances.
As discussed further in Note 19, during the fourth quarter of 2017, the notes issued under these financing facilities were purchased by a subsidiary with funds from a Securities Master Repurchase Agreement. The outstanding notes are pledged as collateral under the Securities Master Repurchase Agreement at December 31, 2017.

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
The Revolving Credit Facilities-Related VIEs are funded with HECMs and real estate owned that were repurchased from Ginnie Mae securitization pools utilizing warehouse facilities. These assets collateralize certain master repurchase agreements, which are not included in the Revolving Credit Facilities-Related VIEs. Refer to Note 20 for additional information.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	December 31, 2017
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$12,687	$8,020	$23,669	$—	$44,376
Residential loans at amortized cost, net	424,420	—	—	—	424,420
Residential loans at fair value	—	301,435	—	—	301,435
Receivables, net	—	5,608	—	216	5,824
Servicer and protective advances, net	—	—	446,799	—	446,799
Other assets	9,924	1,072	1,301	27,540	39,837
Total assets	$447,031	$316,135	$471,769	$27,756	$1,262,691

Liabilities
Payables and accrued liabilities	$2,178	$—	$908	$—	$3,086
Servicing advance liabilities (1)	—	—	444,563	—	444,563
Mortgage-backed debt	387,200	348,682	—	—	735,882
Total liabilities	$389,378	$348,682	$445,471	$—	$1,183,531
__________

(1)
The notes outstanding under Servicer and Protective Advance Financing Facilities were acquired by a subsidiary during the fourth quarter of 2017, primarily with proceeds from the Securities Master Repurchase Agreement. These notes are therefore eliminated upon consolidation.

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
The assets of the consolidated VIEs are pledged as collateral to the servicing advance liabilities, mortgage-backed debt and revolving credit facilities and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated securitization trust is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts while the servicing advance liabilities related to the trusts are to be satisfied from the recoveries or repayments from the underlying advances. The consolidated VIEs are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts and lenders under the servicer and protective financing facilities do not have recourse to the Company. Refer to Note 22 for additional information regarding the mortgage-backed debt and Note 19 for additional information regarding servicing advance liabilities.
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
The change in fair value of the assets and liabilities of the Non-Residual Trusts are included in other net fair value gains on the consolidated statements of comprehensive loss. Included in other net fair value gains is the interest income that is expected to be collected on the residential loans, the interest expense that is expected to be paid on the mortgage-backed debt, as well as the accretion of fair value. The non-cash component of other net fair value gains is recognized as an adjustment in reconciling net income or loss to net cash provided by or used in operating activities on the consolidated statements of cash flows. Principal payments on residential loans, draws on receivables, proceeds received from the exercise of mandatory call obligations and the cash out-flow from the deconsolidation of the trusts subsequent to the exercise of mandatory call obligations are included in investing activities while payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.
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
Servicing Arrangements with Letter of Credit Reimbursement Obligation
As part of an agreement to service the loans in eleven securitization trusts, the Company historically had an obligation to reimburse a third party for the final $165.0 million in LOCs if drawn. The LOCs were issued by a third party as credit enhancements to these eleven securitizations and, accordingly, the securitization trusts will draw on these LOCs if there are insufficient cash flows from the underlying collateral to pay the bondholders.
As noted above, the Company determined that for seven of these securitization trusts, the Company is the primary beneficiary and, accordingly, the Company consolidates the seven trusts on the consolidated balance sheets. However, for the four remaining securitization trusts, the Company determined that it is not the primary beneficiary of theses trusts, and accordingly, theses trusts are not consolidated on the Company's consolidated balance sheets. As a result of the Clean-up Call Agreement with the counterparty detailed above, the Company is no longer obligated to reimburse a third party for any LOC draws related to the four trusts that had not been consolidated. The Company's only continuing involvement with these four securitization trusts is as a servicer and the Company continues to conclude it is not the primary beneficiary.
Other Servicing Arrangements
The Company is involved with other securitization trusts as servicer of the financial assets of the trusts. The Company’s servicing fees are anticipated to absorb more than an insignificant portion of the returns of the trusts and the Company has considered its contract to service the financial assets of the trusts as a variable interest. Typically, the Company’s involvement as servicer allows it to control the activities of the trusts that most significantly impact the economic performance of the trusts; however, based on the nature of the trusts, the obligations to its beneficial interest holders are guaranteed. Further, the Company’s involvement as servicer is subject to substantive kick-out rights held by a single party, and there are no significant barriers to the exercise of those kick-out rights. As a result, the Company has determined that it is not the primary beneficiary of those trusts and those trusts are not consolidated on the Company’s balance sheets. The termination of the Company as servicer to the financial assets of the trusts would eliminate any future servicing revenues and related cash flows associated with the underlying financial assets held by the trusts.
Type of Involvement in Unconsolidated Variable Interest Entities
The following table presents the carrying amounts of the Company’s assets and liabilities that relate to its variable interests in the VIEs that are not consolidated, as well as its maximum exposure to loss and the size of the unconsolidated VIEs (in thousands):

	Carrying Value of Assets Recorded on the Consolidated Balance Sheets					Size of VIEs (2)
Type of Involvement	Servicing Rights, Net	Servicer and Protective Advances, Net	Receivables, Net	Net Assets	Maximum Exposure to Loss (1)
VIEs associated with servicing arrangements
Servicing arrangements with a LOC reimbursement obligation(3)
December 31, 2016	$900	$2,910	$108	$3,918	$168,918	$134,616
Other servicing arrangements
December 31, 2017	—	—	154	154	154	428,979
December 31, 2016	—	—	183	183	183	437,595
__________

(1)
The Company's maximum exposure to loss for VIEs equals the carrying value of assets recognized on the consolidated balance sheets, and in the case of arrangements with a LOC reimbursement obligation, also included the obligation to reimburse a third party for the final $165.0 million drawn on LOCs discussed above.

(2)	The size of unconsolidated VIEs is represented by the unpaid principal balance of loans serviced for VIEs associated with servicing arrangements.

(3)	As detailed above, as a result of the Clean-up Call Agreement entered into in Q4 2017, the Company has determined that it no longer has a variable interest in these trusts.

7. Transfers of Residential Loans
Sales of Mortgage Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company sells conventional-conforming and government-backed mortgage loans through GSE and agency-sponsored securitizations in which mortgage-backed securities are created and sold to third-party investors. The Company also sells non-conforming mortgage loans to private investors. The Company accounts for these transfers as sales. If the servicing rights are retained upon sale, the Company receives a fee for servicing the sold loans, which represents continuing involvement. During the years ended December 31, 2017 and 2016, 50% and 47%, respectively, of all mortgage loans sold by the Company were purchased by Fannie Mae, 41% and 39%, respectively, were pooled into mortgage-backed securities guaranteed by Ginnie Mae, and the remaining 9% and 14%, respectively, were primarily sold to Freddie Mac.
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 30 for further information.
The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Net Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Payables and Accrued Liabilities	Total
December 31, 2017	$385,744	$30,762	$(32)	$416,474	$36,274,449
December 31, 2016	439,062	21,825	(1,983)	458,904	36,116,570
At December 31, 2017 and 2016, 2.9% and 1.3%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	For the Years Ended December 31,
	2017	2016
Cash proceeds received from sales, net of fees	$16,863,357	$21,386,821
Servicing fees collected (1)	121,064	144,085
Repurchases of previously sold loans (2)	95,950	33,045
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continued involvement with mortgage loans that have been sold with servicing rights retained.

(2)	Includes Ginnie Mae buyout loans of $84.2 million and $21.2 million for the years ended December 31, 2017 and 2016, respectively.
In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs or using an agreed upon sales price considered to be Level 2 within the fair value hierarchy. Refer to Note 14 for information relating to servicing of residential loans.
Transfers of Reverse Loans
The Company, through RMS, is an approved issuer of Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. The Company both originated and purchased HECMs that were pooled and securitized into HMBS that the Company sold into the secondary market with servicing rights retained. Effective January 2017, the Company exited the reverse mortgage business. As of December 31, 2017, the Company did not have any reverse loans remaining in the originations pipeline and had finalized the shutdown of the reverse mortgage originations business. The Company will continue to fund undrawn tails available to borrowers.

Based upon the structure of the Ginnie Mae securitization program, the Company determined that it has not met all of the requirements for sale accounting and accounts for these transfers as secured borrowings. Under this accounting treatment, the reverse loans remain on the consolidated balance sheets as residential loans. The proceeds from the transfer of reverse loans are recorded as HMBS related obligations with no gain or loss recognized on the transfer. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS to the extent of the participation interests in HECMs serving as collateral to the HMBS, but does not have recourse to the general assets of the Company, except that Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
At December 31, 2017, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $8.6 billion and $9.0 billion, respectively.
8. Fair Value
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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. The Company transferred $34.8 million and $212.6 million in servicing rights carried at fair value from Level 3 to Level 2 during the years ended December 31, 2017 and 2016, respectively, as there was direct observable input in a non-active market available to measure these assets.

Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There were an insignificant amount of assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	December 31,
	2017	2016
Level 2
Assets
Mortgage loans held for sale	$588,485	$1,176,280
Servicing rights carried at fair value	—	13,170
Freestanding derivative instruments	2,757	34,543
Level 2 assets	$591,242	$1,223,993
Liabilities
Freestanding derivative instruments	$981	$7,611
Servicing rights related liabilities	32	1,902
Level 2 liabilities	$1,013	$9,513

Level 3
Assets
Reverse loans	$9,789,444	$10,742,922
Mortgage loans related to Non-Residual Trusts	301,435	450,377
Mortgage loans held for sale	68	—
Charged-off loans	45,800	46,963
Receivables related to Non-Residual Trusts	5,608	15,033
Servicing rights carried at fair value	714,774	936,423
Freestanding derivative instruments (IRLCs)	26,637	53,394
Level 3 assets	$10,883,766	$12,245,112
Liabilities
Freestanding derivative instruments (IRLCs)	$269	$4,193
Mortgage-backed debt related to Non-Residual Trusts	348,682	514,025
HMBS related obligations	9,175,128	10,509,449
Level 3 liabilities	$9,524,079	$11,027,667

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	For the Year Ended December 31, 2017
	Fair Value January 1, 2017	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales and Other	Originations / Issuances	Settlements	Transfers Out of Level 3	Fair Value December 31, 2017
Assets
Reverse loans	$10,742,922	$242,288	$44,769	$—	$337,378	$(1,577,913)	$—	$9,789,444
Mortgage loans related to Non-Residual Trusts (1)	450,377	25,214	—	(88,842)	—	(85,314)	—	301,435
Mortgage loans held for sale (1)	—	(131)	—	1,671	—	(1,472)	—	68
Charged-off loans (2)	46,963	39,072	—	—	—	(40,235)	—	45,800
Receivables related to Non-Residual Trusts	15,033	5,224	—	—	—	(14,649)	—	5,608
Servicing rights carried at fair value (3)	936,423	(263,629)	670	5,356	70,801	—	(34,847)	714,774
Freestanding derivative instruments (IRLCs)	53,394	(26,556)	—	—	—	(201)	—	26,637
Total assets	$12,245,112	$21,482	$45,439	$(81,815)	$408,179	$(1,719,784)	$(34,847)	$10,883,766

Liabilities
Freestanding derivative instruments (IRLCs)	$(4,193)	$3,924	$—	$—	$—	$—	$—	$(269)
Mortgage-backed debt related to Non-Residual Trusts	(514,025)	(26,519)	—	—	—	191,862	—	(348,682)
HMBS related obligations	(10,509,449)	(199,869)	—	—	(464,192)	1,998,382	—	(9,175,128)
Total liabilities	$(11,027,667)	$(222,464)	$—	$—	$(464,192)	$2,190,244	$—	$(9,524,079)
__________

(1)
During the year ended December 31, 2017, $25.1 million of loans transferred from mortgage loans related to Non-Residual Trusts to mortgage loans held for sale upon exercising mandatory call obligations reflected within "Sales and Other" in the above table. See Note 30 for additional information on the mandatory call obligations. In December 2017, a majority of these loans were sold to NRM for $23.4 million.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $15.8 million during the year ended December 31, 2017.

(3)
Amounts transferred out of Level 3 consisted of servicing rights that were transferred to Level 2 during the third quarter of 2017. These transfers resulted from an agreement with a third-party to sell such servicing rights, which were subsequently sold during the fourth quarter of 2017. In total, the Company sold $117.5 million of servicing rights during the year ended December 31, 2017. See Note 14 for additional information on total servicing rights sold during the year.

	For the Year Ended December 31, 2016
	Fair Value January 1, 2016	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Transfers Out of Level 3	Fair Value December 31, 2016
Assets
Reverse loans	$10,763,816	$338,321	$437,540	$—	$459,280	$(1,256,035)	$—	$10,742,922
Mortgage loans related to Non-Residual Trusts	526,016	19,464	—	—	—	(95,103)	—	450,377
Charged-off loans (1)	49,307	41,391	—	—	—	(43,735)	—	46,963
Receivables related to Non-Residual Trusts	16,542	6,601	—	—	—	(8,110)	—	15,033
Servicing rights carried at fair value (2)	1,682,016	(478,558)	7,729	(247,829)	185,695	—	(212,630)	936,423
Freestanding derivative instruments (IRLCs)	51,519	2,549	—	—	—	(674)	—	53,394
Total assets	$13,089,216	$(70,232)	$445,269	$(247,829)	$644,975	$(1,403,657)	$(212,630)	$12,245,112

Liabilities
Freestanding derivative instruments (IRLCs)	$(1,070)	$(3,123)	$—	$—	$—	$—	$—	$(4,193)
Servicing rights related liabilities (3)(4)	(117,000)	(3,921)	—	108,887	(27,886)	39,920	—	—
Mortgage-backed debt related to Non-Residual Trusts	(582,340)	(29,355)	—	—	—	97,670	—	(514,025)
HMBS related obligations	(10,647,382)	(279,299)	—	—	(960,156)	1,377,388	—	(10,509,449)
Total liabilities	$(11,347,792)	$(315,698)	$—	$108,887	$(988,042)	$1,514,978	$—	$(11,027,667)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk of $20.7 million, which primarily result from changes in assumptions related to collection rates and discount rates during the year ended December 31, 2016.

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

(4)
Sales of servicing rights related liabilities represents the derecognition of excess servicing spread liabilities and servicing rights financing in connection with the sale of related servicing rights and excess spread by the Company and WCO to NRM. Refer to Note 5 for additional information regarding transactions with NRM.

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
The fair value of forward sales commitments and MBS purchase commitments is determined based on observed market pricing for similar instruments; therefore, these contracts are classified as Level 2 within the fair value hierarchy. Counterparty credit risk is taken into account when determining fair value, although the impact is diminished by daily margin posting on all forward sales and purchase commitments. Refer to Note 9 for additional information on freestanding derivative financial instruments.
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

HMBS related obligations — These obligations are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the liabilities. The discount rate assumption for these liabilities is based on an assessment of current market yields for HMBS, expected duration, and current market interest rates. The yield on seasoned HMBS is adjusted based on the duration of each HMBS.
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

		December 31, 2017		December 31, 2016
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans	Weighted-average remaining life in years (4)	0.3 - 10.2	3.8	0.6 - 10.2	3.8
	Conditional repayment rate	12.61% - 71.68%	30.23%	13.23% - 55.32%	28.48%
	Discount rate	3.05% - 4.17%	3.60%	1.93% - 3.69%	2.93%
Mortgage loans related to Non-Residual Trusts	Conditional prepayment rate	2.08% - 2.53%	2.34%	1.98% - 2.67%	2.27%
	Conditional default rate	1.01% - 4.97%	2.61%	1.02% - 4.25%	2.61%
	Loss severity	90.60% - 100.00%	99.46%	79.98% - 100.00%	96.61%
	Discount rate	8.32%	8.32%	8.00%	8.00%
Mortgage loans held for sale	Conditional prepayment rate	4.81%	4.81%	—	—
	Conditional default rate	2.46%	2.46%	—	—
	Loss severity	99.40%	99.40%	—	—
	Discount rate	9.80%	9.80%	—	—
Charged-off loans	Collection rate	2.84% - 4.47%	2.92%	2.69% - 3.55%	2.74%
	Discount rate	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts	Conditional prepayment rate	2.49% - 3.01%	2.79%	2.22% - 3.17%	2.65%
	Conditional default rate	1.72% - 6.02%	3.61%	2.32% - 4.66%	3.34%
	Loss severity	88.88% - 100.00%	97.71%	77.88% - 100.00%	94.51%
	Discount rate	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value	Weighted-average remaining life in years (4)	2.4 - 7.1	5.6	2.6 - 7.4	6.0
	Discount rate	9.91% - 14.97%	11.92%	10.68% - 14.61%	11.56%
	Conditional prepayment rate	6.80% - 25.85%	11.10%	5.76% - 21.67%	9.09%
	Conditional default rate	0.06% - 3.20%	0.91%	0.04% - 2.97%	0.88%
	Cost to service	$62 - $1,260	$136	$62 - $1,260	$128
Interest rate lock commitments	Loan funding probability	1.00% - 100.00%	62.97%	16.00% - 100.00%	75.86%
	Fair value of initial servicing rights multiple (5)	0.01 - 5.24	2.74	0.01 - 5.98	3.06

		December 31, 2017		December 31, 2016
	Significant Unobservable Input (1) (2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments	Loan funding probability	33.64% - 100.00%	84.76%	34.40% - 100.00%	83.36%
	Fair value of initial servicing rights multiple (5)	0.24 - 4.92	3.32	0.04 - 6.04	3.69
Mortgage-backed debt related to Non-Residual Trusts	Conditional prepayment rate	2.49% - 3.01%	2.79%	2.22% - 3.17%	2.65%
	Conditional default rate	1.72% - 6.02%	3.61%	2.32% - 4.66%	3.34%
	Loss severity	88.88% - 100.00%	97.71%	77.88% - 100.00%	94.51%
	Discount rate	6.00%	6.00%	6.00%	6.00%
HMBS related obligations	Weighted-average remaining life in years (4)	0.4 - 7.8	3.7	0.4 - 7.2	3.2
	Conditional repayment rate	12.90% - 86.87%	32.07%	11.49% - 57.76%	27.74%
	Discount rate	3.02% - 3.98%	3.45%	1.50% - 3.17%	2.56%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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
Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	December 31, 2017		December 31, 2016
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$9,789,444	$9,460,616	$10,742,922	$10,218,007
Mortgage loans held for sale (1)	588,553	567,492	1,176,280	1,148,897
Mortgage loans related to Non-Residual Trusts	301,435	344,421	450,377	513,545
Charged-off loans	45,800	2,333,820	46,963	2,439,318
Total	$10,725,232	$12,706,349	$12,416,542	$14,319,767

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$348,682	$353,262	$514,025	$518,317
HMBS related obligations (2)	9,175,128	8,743,700	10,509,449	9,916,383
Total	$9,523,810	$9,096,962	$11,023,474	$10,434,700
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 20 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.

Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that have been deemed to have no fair value at December 31, 2017 as a result of severity rates being greater than 100%. The fair value of these loans was $1.6 million at December 31, 2016. These loans have an unpaid principal balance of $22.2 million and $29.5 million at December 31, 2017 and 2016, respectively. Mortgage loans held for sale that are 90 days or more past due had an unpaid principal balance of $10.1 million at December 31, 2017 and were insignificant at December 31, 2016. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $116.6 million and $104.6 million at December 31, 2017 and 2016, respectively. In addition, the Company had loans that were in the process of foreclosure of $489.0 million and $418.4 million at December 31, 2017 and 2016, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheet. Real estate owned, net is included on the consolidated balance sheets within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

		December 31, 2017		December 31, 2016
	Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net	Loss severity (1)	0.00% - 78.76%	6.16%	0.00% - 61.61%	7.30%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at the time of foreclosure.
The Company held real estate owned, net in the Reverse Mortgage and Servicing segments and Other non-reportable segment of $101.8 million, $13.7 million and $1.1 million, respectively, at December 31, 2017 and $90.7 million, $12.9 million and $1.0 million, respectively, at December 31, 2016. At December 31, 2017, concentrations of properties (represented by 5% or more of real estate owned) were located in Illinois, Maryland, Texas, New Jersey, and Pennsylvania. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.
Real estate owned expenses, net, which are recorded in other expenses, net on the consolidated statements of comprehensive loss were $7.4 million and $6.9 million for the years ended December 31, 2017 and 2016, respectively. Included in real estate owned expenses, net are lower of cost or fair value adjustments of $5.3 million and $5.1 million for the years ended December 31, 2017 and 2016, respectively.

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

		December 31, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net (1)	Level 3	$443,056	$432,518	$480,920	$490,562
Servicer and protective advances, net	Level 3	813,433	778,007	1,195,380	1,147,155

Financial liabilities (1)
Servicing advance liabilities (2)	Level 3	478,838	483,462	781,734	782,570
Corporate debt (3)(4)	Level 2	1,994,411	1,553,076	2,126,176	1,967,518
Mortgage-backed debt carried at amortized cost	Level 3	387,200	391,539	429,931	435,679
__________

(1)	Excludes loans subject to repurchase from Ginnie Mae and the related liability. The December 31, 2016 amounts disclosed above have been revised to reflect this exclusion.

(2)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(3)	The carrying amounts of corporate debt are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheets.

(4)	Includes liabilities subject to compromise with a carrying value of $781.1 million and an estimated fair value of $358.8 million at December 31, 2017.
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

Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	For the Years Ended December 31,
	2017	2016
Realized gains on sales of loans	$171,537	$233,447
Change in unrealized gains on loans held for sale	10,309	(14,803)
Losses on interest rate lock commitments	(22,632)	(574)
Losses on forward sales commitments	(31,662)	(12,335)
Losses on MBS purchase commitments	(2,749)	(20,317)
Capitalized servicing rights	132,581	196,963
Provision for repurchases	(6,991)	(15,331)
Interest income	34,126	41,824
Other	(128)	574
Net gains on sales of loans	$284,391	$409,448
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	For the Years Ended December 31,
	2017	2016
Interest income on reverse loans	$450,628	$450,008
Change in fair value of reverse loans	(208,340)	(111,687)
Net fair value gains on reverse loans	242,288	338,321

Interest expense on HMBS related obligations (1)	(398,241)	(412,090)
Change in fair value of HMBS related obligations	198,372	132,791
Net fair value losses on HMBS related obligations	(199,869)	(279,299)
Net fair value gains on reverse loans and related HMBS obligations	$42,419	$59,022
__________

(1)	Excludes interest expense related to the warehouse facilities used to fund Ginnie Mae buyouts.
9. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	December 31, 2017			December 31, 2016
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$1,509,712	$26,637	$269	$3,046,549	$53,394	$4,193
Forward sales commitments	1,724,500	2,224	903	3,978,000	29,471	7,609
MBS purchase commitments	298,000	533	78	623,500	5,072	2
Total derivative instruments		$29,394	$1,250		$87,937	$11,804
Cash margin		$—	$1,533		$—	$30,941

Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as associated cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparties, the total net settlement amount as it relates to these positions were asset positions of $0.9 million and $5.5 million, and liability positions of $0.6 million and $9.0 million, at December 31, 2017 and 2016, respectively.
During the fourth quarter of 2017, the Company terminated the previously disclosed master netting arrangements with two counterparties and entered into a new master netting arrangement associated with the DIP Warehouse Facilities. This new master netting arrangement allows for periodic offsetting of derivative positions and margins of two of the Company's counterparties against amounts associated with the DIP Warehouse Facilities. At December 31, 2017, the Company's aggregate net derivative asset position with the two counterparties was $0.4 million. Refer to Note 20 for additional information regarding the DIP Warehouse Facilities.
Refer to Note 8 for a summary of the gains and losses on freestanding derivatives.
10. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net consist of mortgage loans held for investment. The majority of these residential loans consist of loans subject to repurchase from Ginnie Mae and loans held in securitization trusts that have been consolidated. Refer to Note 6 for further information regarding VIEs.
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	December 31,
	2017	2016
Unpaid principal balance (1)	$1,021,172	$701,944
Unamortized discounts and other cost basis adjustments, net (2)	(29,371)	(31,568)
Allowance for loan losses	(6,347)	(5,167)
Residential loans at amortized cost, net (3)	$985,454	$665,209
__________

(1)	Includes loans subject to repurchase from Ginnie Mae of $542.4 million and $184.3 million at December 31, 2017 and 2016, respectively.

(2)	Includes $4.5 million of accrued interest receivable at December 31, 2017 and 2016.

(3)	Includes $561.0 million and $202.3 million of mortgage loans that are not related to consolidated VIEs at December 31, 2017 and 2016, respectively.
Allowance for Loan Losses
The allowance for loan losses relates only to the unpaid principal balance of loans not including loans subject to repurchase from Ginnie Mae. The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at beginning of the year	$5,167	$4,457
Provision for loan losses (1)	3,643	2,701
Charge-offs, net of recoveries (2)	(2,463)	(1,991)
Balance at end of the year	$6,347	$5,167
__________

(1)	Provision for loan losses is included in other expenses, net on the consolidated statements of comprehensive loss.

(2)	Includes charge-offs recognized upon foreclosure of real estate in satisfaction of residential loans of $1.0 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively.

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
Factors that are important to managing overall credit quality and minimizing loan losses include sound loan underwriting, monitoring of existing loans, early identification of problem loans and timely resolution of problems. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. The Company considers all loans 30 days or more past due to be non-performing and all loans that are current to be performing with regard to its credit quality profile. The Company had a recorded investment in loans that were 30 days or more past due of $74.4 million and $68.3 million at December 31, 2017 and 2016, respectively.
Concentrations of Credit Risk
Concentrations of credit risk associated with the residential loan portfolio carried at amortized cost are limited due to the large number of customers and their dispersion across many geographic areas. At December 31, 2017, the concentrations of homes securing these loans (represented by 5% or more of unpaid principal balance) were located in Texas, Florida, and Mississippi.
11. Residential Loans at Fair Value
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value include reverse loans, mortgage loans related to Non-Residual Trusts and charged-off loans.
Credit Risk
Concentrations of credit risk associated with the residential loan portfolio carried at fair value and held for investment are limited due to the large number of customers and their dispersion across many geographic areas. At December 31, 2017, the concentrations of homes securing reverse loans and mortgage loans related to Non-Residual Trusts (represented by 5% or more of unpaid principal balance) were located in California, Texas, Florida and New York.
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
Residential Loans Held for Sale
The Company sells substantially all of its originated or purchased mortgage loans into the secondary market for securitization or to private investors as whole loans. The Company may retain the right to service these loans upon sale either through ownership of servicing rights or through subservicing arrangements. Refer to Note 7 for additional information regarding these sales of residential loans that are held for sale.

A reconciliation of the changes in residential loans held for sale to the amounts presented on the consolidated statements of cash flows is presented in the following table (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at beginning of the year	$1,176,280	$1,334,300
Purchases and originations of loans held for sale	16,128,212	21,054,053
Proceeds from sales of and payments on loans held for sale (1)	(16,957,389)	(21,467,419)
Realized gains on sales of loans (2)	171,537	233,447
Change in unrealized gains on loans held for sale (2)	10,309	(14,803)
Interest income (2)	34,126	41,824
Loans acquired from Non-Residual Trusts (3)	25,062	—
Other	416	(5,122)
Balance at end of the year	$588,553	$1,176,280
__________

(1)	Excludes realized gains and losses on freestanding derivatives.

(2)
Amount is a component of net gains on sales of loans on the consolidated statements of comprehensive loss. Refer to Note 8 for additional information related to the components of net gains on sales of loans.

(3)	Loans acquired from Non-Residual Trusts upon exercise of mandatory call obligation.
Credit Risk
The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, which is, on average, approximately 20 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale. At December 31, 2017, the Company held $4.9 million in repurchased loans.
12. Receivables, Net
Receivables, net consist of the following (in thousands):

	December 31,
	2017	2016
Servicing rights holdback receivable (1)	$31,336	$73,365
Servicing fee receivables	24,838	35,698
Income tax receivables	17,477	95,874
Receivables related to Non-Residual Trusts	5,608	15,033
Other receivables	49,829	49,725
Total receivables	129,088	269,695
Less: Allowance for uncollectible receivables	(4,744)	(1,733)
Receivables, net	$124,344	$267,962
__________

(1)	Servicing rights holdback receivable relates primarily to sales of MSR to NRM. Refer to Note 5 for further information regarding transactions with NRM.

13. Servicer and Protective Advances, Net
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

	December 31,
	2017	2016
Servicer advances	$49,106	$87,818
Protective advances	928,552	1,254,343
Total servicer and protective advances	977,658	1,342,161
Less: Allowance for uncollectible advances	(164,225)	(146,781)
Servicer and protective advances, net	$813,433	$1,195,380
The following table shows the activity in the allowance for uncollectible advances (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at beginning of the year	$146,781	$120,338
Provision for uncollectible advances	51,612	64,729
Charge-offs, net of recoveries and other (1)	(34,168)	(38,286)
Balance at end of the year	$164,225	$146,781
__________

(1)	Includes $11.3 million of transfers to payables and accrued liabilities on the consolidated balance sheets resulting from the sale of Fannie Mae MSR during the year ended December 31, 2016.
14. Servicing of Residential Loans
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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	December 31, 2017		December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners
Capitalized servicing rights	854,292	$93,599,077	1,032,676	$112,936,287
Capitalized subservicing (1)	29,681	3,242,241	130,018	7,426,803
Subservicing	712,040	99,500,678	804,461	113,392,035
Total third-party servicing portfolio	1,596,013	196,341,996	1,967,155	233,755,125
On-balance sheet residential loans and real estate owned	82,480	11,522,817	97,388	12,690,018
Total servicing portfolio	1,678,493	$207,864,813	2,064,543	$246,445,143
__________

(1)	Consists of subservicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.
The Company's two largest subservicing customers represented approximately 69% and 21% of the Company's total subservicing portfolio based on unpaid principal balance at December 31, 2017 and approximately 56% and 23% of the Company's total subservicing portfolio based on unpaid principal balance at December 31, 2016.

The Company’s geographic diversification of its third-party servicing portfolio, based on the outstanding unpaid principal balance, is as follows (dollars in thousands):

	December 31, 2017			December 31, 2016
	Number of Accounts	Unpaid Principal Balance	Percentage of Total	Number of Accounts	Unpaid Principal Balance	Percentage of Total
California	181,126	$35,774,862	18.2%	224,408	$42,939,204	18.4%
Florida	134,124	16,247,905	8.3%	163,186	19,530,088	8.4%
Texas	127,442	11,378,660	5.8%	152,485	12,935,308	5.5%
Other <5%	1,153,321	132,940,572	67.7%	1,427,076	158,350,525	67.7%
Total	1,596,013	$196,341,999	100.0%	1,967,155	$233,755,125	100.0%
Net Servicing Revenue and Fees
The Company earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments (in thousands):

	For the Years Ended December 31,
	2017	2016
Servicing fees (1)(2)	$491,531	$680,002
Incentive and performance fees (1)	59,660	70,197
Ancillary and other fees (1)(3)	83,753	98,055
Servicing revenue and fees	634,944	848,254
Change in fair value of servicing rights	(266,246)	(480,476)
Amortization of servicing rights (4)(5)	(21,954)	(21,801)
Change in fair value of servicing rights related liabilities (2)(6)	(62)	(4,986)
Net servicing revenue and fees	$346,682	$340,991
__________

(1)	Includes subservicing fees, incentive and performance fees, and ancillary and other fees related to servicing assets held by WCO of $5.1 million for the year ended December 31, 2016.

(2)	Includes a pass-through of $9.8 million relating to servicing rights sold to WCO for the year ended December 31, 2016.

(3)	Includes late fees of $56.8 million and $63.3 million for the years ended December 31, 2017 and 2016, respectively.

(4)	Includes amortization of a servicing liability of $4.1 million and $7.1 million for the years ended December 31, 2017 and 2016, respectively.

(5)	Includes impairment of servicing rights and a servicing liability of $16.1 million and $6.9 million for the years ended December 31, 2017 and 2016, respectively.

(6)	Includes interest expense on servicing rights related liabilities, which represents the accretion of fair value, of $16.3 million for the year ended December 31, 2016.
Servicing revenue and fees for the years ended December 31, 2017 and 2016 included $306.9 million and $458.9 million, respectively, from servicing Fannie Mae residential loans, $96.9 million and $85.2 million, respectively, from servicing Ginnie Mae loans and $67.5 million and $92.8 million, respectively, from servicing Freddie Mac loans.

Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	Mortgage Loan	Reverse Loan
Balance at January 1, 2016	$99,302	$7,258
Sales	(318)	—
Amortization	(20,332)	(1,753)
Impairment	(4,031)	—
Balance at December 31, 2016	74,621	5,505
Amortization	(8,423)	(1,494)
Impairment	(11,732)	—
Balance at December 31, 2017	$54,466	$4,011
Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. The fair value of servicing rights for the mortgage loan class and the reverse loan class was $59.7 million and $4.8 million, respectively, at December 31, 2017 and $79.9 million and $7.3 million, respectively, at December 31, 2016. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	December 31, 2017		December 31, 2016
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	4.5	2.8	5.1	2.6
Weighted-average discount rate	13.00%	15.00%	13.00%	15.00%
Conditional prepayment rate (2)	5.91%	N/A	6.51%	N/A
Conditional default rate (2)	2.45%	N/A	2.33%	N/A
Conditional repayment rate (3)	N/A	36.01%	N/A	32.28%
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

Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at beginning of the year (1)	$949,593	$1,682,016
Purchases	670	24,380
Servicing rights capitalized upon sales of loans	148,227	198,865
Sales	(117,470)	(458,541)
Other	—	(16,651)
Change in fair value due to:
Changes in valuation inputs or other assumptions (2)	(134,573)	(243,645)
Other changes in fair value (3)	(131,673)	(236,831)
Total change in fair value	(266,246)	(480,476)
Balance at end of the year	$714,774	$949,593
__________

(1)
Includes servicing rights that were sold to WCO and accounted for as a financing of $16.9 million at January 1, 2016. These servicing rights qualified for sale accounting treatment during the year ended December 31, 2016.

(2)	Represents the change in fair value typically resulting from market-driven changes in interest rates and prepayment speeds.

(3)	Represents the realization of expected cash flows over time.
The fair value of servicing rights accounted for at fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income. The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are described in Note 8. Should the actual performance and timing differ materially from the Company's projected assumptions, the estimate of fair value of the servicing rights could be materially different.
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	December 31, 2017			December 31, 2016
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	11.92%	$(29,892)	$(57,517)	11.56%	$(41,926)	$(80,512)
Weighted-average conditional prepayment rate	11.10%	(27,261)	(52,551)	9.09%	(30,513)	(59,083)
Weighted-average conditional default rate	0.91%	(31,610)	(63,832)	0.88%	(28,370)	(57,854)
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

	For the Years Ended December 31,
	2017 (1)	2016
Weighted-average life in years	6.4	6.2
Weighted-average discount rate	14.27%	12.47%
Weighted-average conditional prepayment rate	9.14%	9.15%
Weighted-average conditional default rate	0.53%	0.34%
__________

(1)	Excludes inputs and assumptions related to servicing rights capitalized under the Company's co-issue program with NRM, which are classified as Level 2 within the fair value hierarchy.
15. Goodwill and Intangible Assets, Net
Goodwill and intangible assets were recorded in connection with various business combinations.
Goodwill
The table below sets forth the activity in goodwill by reportable segment (in thousands):

	Reportable Segment
	Servicing (1)	Originations	Total
Balance at January 1, 2016	$320,164	$47,747	$367,911
Acquisition of RCS net assets	3,784	—	3,784
Impairment (2)	(319,551)	—	(319,551)
Reclassification to assets held for sale (3)	(4,397)	—	(4,397)
Balance at December 31, 2016 (4)	$—	$47,747	$47,747
Balance at December 31, 2017 (4)	$—	$47,747	$47,747
__________

(1)	The Servicing, Insurance and ARM reporting units are components of the Servicing segment.

(2)
As discussed in further detail below, the Company recorded goodwill impairment charges in its Servicing segment of $215.4 million, $91.0 million and $13.2 million during the second, third and fourth quarters of 2016, respectively.

(3)	Represents the goodwill balance associated with the Insurance business.

(4)
There were accumulated impairment losses relating to the Servicing segment of $470.6 million at December 31, 2017 and 2016. There were accumulated impairment losses relating to the Reverse segment of $138.8 million at December 31, 2017 and 2016.

The Company completed its annual goodwill impairment test effective October 1, 2017. The Company determined that there was no impairment to the goodwill remaining in the Originations segment at this date. Similar to recent years, the Company has been impacted by continued challenges in the mortgage industry, including market conditions such as interest rate volatility and other developments, as well as the impact these factors have had on certain Company specific matters. Declines in expected future cash flows, reductions in expected future growth rates, increases in interest rates, or an increase in the risk-adjusted discount rate used to estimate fair value may result in a determination that an impairment adjustment is required, resulting in a change to earnings in a future period. The Company is likely to continue to be impacted in the near term by overall market performance within the sector, a continued level of regulatory scrutiny and other Company specific matters. As a result, the Company will continue to regularly monitor, among other things, its market capitalization, the overall economic and sector conditions and other events or circumstances that may result in an impairment of goodwill in the future.

During the second quarter of 2016, the Company recorded goodwill impairment of $215.4 million, comprised of $194.1 million relating to the Servicing reporting unit and $21.3 million relating to the ARM reporting unit. The Servicing reporting unit impairment was driven by a decline in cash flows from lower than expected operating results due to continued challenges associated with certain company-specific matters, primarily due to delays in transitioning the Servicing business model to a more fee-for-service and capital-light business model, as well as external pressures that the sector continued to experience, including regulatory scrutiny and market volatility due to the declining interest rate environment. The ARM reporting unit impairment was primarily driven by lower cash flows due to the unsuccessful development of new business opportunities in this reporting unit. Additionally, as a result of the downward pressures on the Company's share price during the first half of 2016, the Company's market capitalization was reassessed, including the potential impact that the decline in market capitalization could have on the carrying value of goodwill. Management concluded that the aforementioned circumstances indicated that it was more likely than not that the fair value of the Servicing and ARM reporting units were below their respective carrying amounts, and accordingly, performed the Step 1 and Step 2 testing for these reporting units. The Step 1 testing indicated that both the Servicing and ARM reporting units had carrying values that exceeded the respective estimated fair values, and the Step 2 testing resulted in the conclusion that the carrying amount of the Servicing and ARM reporting units' goodwill exceeded the implied fair value. This impairment was primarily the result of an increased company-specific risk premium added to the discount rate that was applied to lower re-forecasted cash flows driven by the aforementioned circumstances.
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
Intangible Assets, Net
Amortization expense associated with intangible assets was $3.2 million and $12.0 million for the years ended December 31, 2017 and 2016, respectively.
Intangible assets, net consist of the following (in thousands):

	December 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Customer relationships (1)	$29,141	$(25,233)	$—	$3,908	$29,141	$(23,769)	$—	$5,372
Institutional relationships	11,900	(5,560)	(6,340)	—	11,900	(5,222)	(6,340)	338
Other	10,000	(4,780)	(395)	4,825	10,000	(3,968)	(395)	5,637
Total intangible assets	$51,041	$(35,573)	$(6,735)	$8,733	$51,041	$(32,959)	$(6,735)	$11,347
__________

(1)	The balance as of December 31, 2016 excludes customer relationships related to the Insurance business with a net carrying amount of $54.0 million that were reclassified to assets held for sale.
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

Based on the balance of intangible assets, net at December 31, 2017, the following is an estimate of amortization expense for each of the next five years and thereafter (in thousands):

Amortization Expense
2018	$1,680
2019	1,336
2020	1,075
2021	871
2022	707
Thereafter	3,064
Total	$8,733
16. Premises and Equipment, Net
Premises and equipment, net consist of the following (dollars in thousands):

	December 31,		Useful Life (in years)
	2017	2016
Computer software	$246,271	$239,868	3 - 7
Computer hardware	33,154	36,515	3
Leasehold improvements and office equipment	12,699	13,347	2 - 9
Furniture and fixtures	7,812	10,543	3
Assets in development	2,008	4,741
Total premises and equipment	301,944	305,014
Less: accumulated depreciation and amortization	(251,731)	(222,386)
Premises and equipment, net	$50,213	$82,628
The Company recorded depreciation and amortization expense for premises and equipment of $37.6 million and $47.5 million, which includes amortization expense for computer software of $31.0 million and $37.4 million, for the years ended December 31, 2017 and 2016, respectively. Unamortized computer software costs were $38.7 million and $62.7 million at December 31, 2017 and 2016, respectively.
17. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2017	2016
Real estate owned, net	$116,553	$104,554
Derivative instruments	29,394	87,937
Clean-up Call Agreement inducement fee	29,256	—
Prepaid expenses	26,834	18,086
Deferred debt issuance costs	21,341	6,879
Investment in WCO	7,816	19,403
Other	4,401	5,431
Total other assets	$235,595	$242,290

18. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Loans subject to repurchase from Ginnie Mae	$542,398	$184,289
Curtailment liability	140,905	121,305
Accounts payable and accrued liabilities	129,731	155,556
Employee-related liabilities	52,097	91,063
Accrued interest payable	33,322	9,414
Loan repurchase obligation	31,704	12,030
Originations liability	25,613	62,969
Servicing rights and related advance purchases payable	14,923	18,187
Uncertain tax positions (1)	5,601	9,414
Margin payable on derivative instruments	1,533	30,941
Derivative instruments	1,250	11,804
Other	41,191	52,039
Subtotal	1,020,268	759,011
Less: Liabilities subject to compromise (2)	25,807	—
Total payables and accrued liabilities	$994,461	$759,011
__________

(1)
Included in the uncertain tax position at December 31, 2016 is $2.5 million related to the sale of the insurance business as described in Note 4. In connection with the closing of the sale on February 1, 2017, the uncertain tax position related to the insurance business was reversed.

(2)	Liabilities subject to compromise consist of accrued interest related to the Senior Notes and Convertibles Notes. Refer to Note 3 for additional information.
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
In addition, during 2016, the Company initiated actions in connection with its continued efforts to enhance efficiencies and streamline processes, which included various organizational changes to the scale and proficiency of the Company's leadership team and support functions. Further, following a decision made in December 2016 and effective January 2017, the Company exited the reverse mortgage originations business, while maintaining its reverse mortgage servicing operations. These actions resulted in costs relating to the termination of certain employees and closing of offices. These actions are collectively referred to as the 2016 Actions herein.
The Company continued with the transformation of the business during 2017 in an effort to optimize the workforce, processes and functional locations of its businesses as it seeks to achieve sustainable growth. Accordingly, the Company incurred costs, including severance and related costs, office closures, and other costs in connection with its transformation efforts during 2017. The actions that have been and will be taken in connection with these efforts are collectively referred to as the 2017 Actions herein.
Over the next few years, the Company intends to consolidate its operations into three “core” Ditech sites in Fort Washington, PA, Jacksonville, FL and Tempe, AZ as well as one “core” RMS site in Houston, TX. The Irving, TX location was closed during 2017 and the remaining sites are undergoing strategic review and plans for them are expected to be finalized during 2018. These strategic reviews could result in additional site closings or other outcomes. The costs associated with such actions will be included in the exit liability as such time that each action is approved by management.

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
The following table presents the current period activity in the accrued exit liability resulting from each of the 2015 Actions, 2016 Actions and 2017 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	For the Year Ended December 31, 2017
	2015 Actions	2016 Actions	2017 Actions	Total
Balance at January 1, 2017	$988	$11,878	$—	$12,866
Charges
Severance and related costs (1)	(57)	25	9,059	9,027
Office closures and other costs	91	42	13,199	13,332
Total charges	34	67	22,258	22,359
Cash payments or other settlements
Severance and related costs	(163)	(11,048)	(5,400)	(16,611)
Office closures and other costs	(656)	(560)	(903)	(2,119)
Total cash payments or other settlements	(819)	(11,608)	(6,303)	(18,730)
Balance at December 31, 2017	$203	$337	$15,955	$16,495

Cumulative charges incurred
Severance and related costs	$7,181	$19,793	$9,059	$36,033
Office closures and other costs	6,626	3,820	13,199	23,645
Total cumulative charges incurred	$13,807	$23,613	$22,258	$59,678

Total expected costs to be incurred	$13,807	$23,613	$22,741	$60,161
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

The following table presents the current period activity for each of the 2015 Actions, 2016 Actions, and 2017 Actions described above by reportable segment (in thousands):

	For the Year Ended December 31, 2017
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Balance at January 1, 2017
2015 Actions	$453	$260	$275	$—	$988
2016 Actions	4,323	1,023	2,222	4,310	11,878
2017 Actions	—	—	—	—	—
Total balance at January 1, 2017	4,776	1,283	2,497	4,310	12,866
Charges
2015 Actions (1)	(57)	49	42	—	34
2016 Actions (1)	46	(147)	22	146	67
2017 Actions	19,160	1,534	1,564	—	22,258
Total charges	19,149	1,436	1,628	146	22,359
Cash payments or other settlements
2015 Actions	(270)	(232)	(317)	—	(819)
2016 Actions	(4,146)	(876)	(2,227)	(4,359)	(11,608)
2017 Actions	(4,137)	(1,173)	(993)	—	(6,303)
Total cash payments or other settlements	(8,553)	(2,281)	(3,537)	(4,359)	(18,730)
Balance at December 31, 2017
2015 Actions	126	77	—	—	203
2016 Actions	223	—	17	97	337
2017 Actions	15,023	361	571	—	15,955
Total balance at December 31, 2017	$15,372	$438	$588	$97	$16,495

Total cumulative charges incurred
2015 Actions	$6,424	$4,639	$1,893	$851	$13,807
2016 Actions	11,648	989	5,248	5,728	23,613
2017 Actions	19,160	1,534	1,564	—	22,258
Total cumulative charges incurred	$37,232	$7,162	$8,705	$6,579	$59,678

Total expected costs to be incurred
2015 Actions	$6,424	$4,639	$1,893	$851	$13,807
2016 Actions	11,648	989	5,248	5,728	23,613
2017 Actions	19,578	1,534	1,564	65	22,741
Total expected costs to be incurred	$37,650	$7,162	$8,705	$6,644	$60,161
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

19. Servicing Advance Liabilities
Servicing advance liabilities, which are carried at amortized cost, consist of the following (in thousands):

	December 31,
	2017	2016
Servicing advance facilities (1)	$421,165	$708,462
Early Advance Reimbursement Agreement	62,297	74,767
Total servicing advance liabilities	$483,462	$783,229
__________

(1)	Servicing advance facilities are net of $1.5 million in deferred issuance costs relating to term notes at December 31, 2016.
At December 31, 2017, the Company's subsidiaries have a Securities Master Repurchase Agreement under the DIP Warehouse Facilities and an Early Advance Reimbursement Agreement with Fannie Mae, which, in each case, are used to fund servicer and protective advances that are the responsibility of the Company under certain servicing agreements. The Securities Master Repurchase Agreement and the Early Advance Reimbursement Agreement had an aggregate capacity of $650.0 million at December 31, 2017. The interest rates on these facilities are based on 1-month LIBOR plus 2.50% or 3-month LIBOR plus 3.00%, and have various expiration dates through February 2019. The facilities had a weighted-average stated interest rate of 4.61% and 3.32% at December 31, 2017 and 2016, respectively. Payments on the amounts due under these agreements are paid from certain proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) issuance of new notes or other refinancing transactions. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements.
Servicing Advance Facilities
Securities Master Repurchase Agreement
Effective December 5, 2017, the Company entered into an agreement with certain existing warehouse lenders to provide a warehouse facility during the Chapter 11 Case and Exit Warehouse Facilities until February 2019. The DIP Warehouse Facilities, which have a total capacity of $1.9 billion, provide up to $550.0 million to finance advances related to mortgage loan servicing activities under a Securities Master Repurchase Agreement. The Securities Master Repurchase Agreement was used to fund the purchase of the existing variable funding notes issued under the GTAAFT facility as well as new variable funding notes issued under the DPAT Facility. The variable funding notes outstanding under these facilities were pledged as collateral under the Securities Master Repurchase Agreement. The Securities Master Repurchase Agreement had $473.0 million of collateral pledged by the Company's subsidiaries under these agreements at December 31, 2017.
The Securities Master Repurchase Agreement and DIP Warehouse facilities contain customary events of default and covenants, including financial covenants. Ditech Financial was in compliance with the financial covenants at December 31, 2017.
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest, servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. This agreement was renewed in March 2017 and expires in March 2018. In March 2018, the Company executed an amendment effective April 1, 2018, which extends this agreement to December 31, 2018 at which time this facility will terminate. Upon termination, any remaining balance would become due and payable. At December 31, 2017, the Company had borrowings of $62.3 million under the Early Advance Reimbursement Agreement, which had a capacity of $100.0 million.
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

Post-Bankruptcy Emergence
On February 12, 2018, the Securities Master Repurchase Agreement was repaid with proceeds from the issuance of variable funding notes under two new servicing advance facilities, the DAAT Facility and DPATII Facility. The DAAT Facility and DPATII Facility acquired the outstanding advances from the GTAAFT Facility and DPAT Facility, respectively, and the variable funding notes under the GTAAFT Facility and DPAT Facility, which had been pledged as collateral under the Securities Master Repurchase Agreement, were fully redeemed. The DAAT Facility and DPATII Facility have aggregate capacities of $475.0 million and $75.0 million, respectively. The interest on the variable funding notes issued under the DAAT Facility and DPATII Facility is based on the lender's applicable index, plus a per annum margin of 2.25%, and have an expected repayment date of February 2019. These facilities, together with Ditech Financial's master repurchase agreement used to fund originations and RMS's master repurchase agreement used to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools, are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under the Exit Warehouse Facilities.
In connection with the DAAT Facility and DPATII Facility, Ditech Financial sells and/or contributes the rights to reimbursement for servicer and protective advances to a depositor entity, which then sells and/or contributes such rights to reimbursement to an issuer entity. Each of the issuer and the depositor entities under these facilities is structured as a bankruptcy remote special purpose entity and is the sole owner of its respective assets. Advances made under the DAAT Facility and DPATII Facility are held in two separate trusts: the existing DAAT, used to hold GSE advances, and DPATII, used to hold non-GSE advances. These facilities provide funding for servicer and protective advances made in connection with Ditech Financial's servicing of certain Fannie Mae, Freddie Mac and other mortgage loans, and is non-recourse to us. These facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to the Company's operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth, minimum liquidity and profitability requirements.
20. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. Effective December 5, 2017, the Company entered an agreement with certain existing warehouse lenders to provide the DIP Warehouse Facilities during the Chapter 11 Case and Exit Warehouse Facilities until February 2019. At December 31, 2017, the DIP Warehouse Facilities, which have a total capacity of $1.9 billion, include a master repurchase agreement that provides up to $750.0 million to finance Ditech Financial's origination business and a master repurchase agreement that provides up to $800.0 million to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. The capacity under these master repurchase agreements is provided on a committed basis.
At December 31, 2017, the interest rates on the facilities were based on 3-month LIBOR plus 3.00% or 4.50%. Upon the Effective Date of the Prepackaged Plan, the facilities have an expiration date of February 2019. The facilities had a weighted-average stated interest rate of 5.47% and 3.27% at December 31, 2017 and 2016, respectively. At December 31, 2017, $520.4 million of the outstanding borrowings were secured by $563.5 million in originated and purchased residential loans and $564.8 million of outstanding borrowings were secured by $699.4 million in repurchased HECMs and real estate owned.
Borrowings utilized to fund the origination and purchase of residential loans are due upon the earlier of sale or securitization of the loan or within 90 days of borrowing. On average, the Company sells or securitizes these loans approximately 20 days from the date of borrowing. Borrowings utilized to repurchase HECMs and real estate owned are due upon the earlier of receipt of claim proceeds from HUD or receipt of proceeds from liquidation of the related real estate owned. In any event, borrowings associated with certain repurchased HECMs and real estate owned are due within 180 days. In accordance with the terms of the agreements, the Company may be required to post cash collateral should the fair value of the pledged assets decrease below certain contractual thresholds. The Company is exposed to counterparty credit risk associated with the repurchase agreements in the event of non-performance by the counterparties. The amount at risk during the term of the repurchase agreement is equal to the difference between the amount borrowed by the Company and the fair value of the pledged assets. The Company mitigates this risk through counterparty monitoring procedures, including monitoring of the counterparties' credit ratings and review of their financial statements.
All of the Company’s master repurchase agreements contain customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of the Company's subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. The Company's subsidiaries were in compliance with the terms of these agreements, including financial covenants, at December 31, 2017.

During 2017, Ditech Financial and RMS received waivers and/or amendments on its previous facilities, required as a result of the Restatement and conclusions reached regarding the Company's ability to continue as a going concern, as described in Note 2 to the Consolidated Financial Statements. Two of the Ditech Financial master repurchase agreements that contained profitability covenants were also amended to allow for a net loss under such covenants for the quarter ending September 30, 2017 as applicable to the terms of each respective agreement. These amendments, among other things, reduced the advance rates on certain facilities.
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
Post-Bankruptcy Emergence
On February 9, 2018, upon the Effective Date of the Prepackaged Plan the DIP Warehouse Facilities transitioned into the Exit Warehouse Facilities whereupon the Ditech Financial master repurchase agreement and RMS master repurchase agreement amended under the DIP Warehouse Facilities will continue to provide financing for Ditech Financial's origination business and will continue to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. Upon the Effective Date, the facilities were amended to, among other things, extend the maturity date to February 2019, change the interest rate to the lender's applicable index, plus a per annum margin of 2.25% or 3.25%, increase the amount available to finance Ditech Financial's origination business from $750.0 million to $1.0 billion and increase the maximum repayment term for certain repurchased HECMs from 180 days to 365 days. On March 29, 2018, Ditech Financial and RMS amended their respective master repurchase agreements to provide for a 30 day extension to the deadline to deliver audited annual financial statements in respect to Ditech Financial, RMS and Ditech Holding for the year ended December 31, 2017. As a result of such amendment, Ditech Financial and RMS are permitted to deliver the relevant Ditech Financial and RMS audited annual financial statements for the year ended December 31, 2017 within 120 days (formerly 90 days) before triggering a default or event of default or otherwise constituting a breach of any representation, warranty or covenant under its master repurchase agreement. These facilities, together with the DAAT Facility and DPATII Facility used to fund advances, are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under the Exit Warehouse Facilities. All of the Company’s master repurchase agreements under the Exit Warehouse Facilities contain customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of the Company's subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. The Company's subsidiaries were in compliance with the terms of these agreements, including financial covenants, at December 31, 2017.
21. Corporate Debt
Corporate debt consists of the following (dollars in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost	Weighted- Average Stated Interest Rate (1)	Amortized Cost	Weighted- Average Stated Interest Rate (1)
2013 Term Loan (unpaid principal balance of $1,229,590 and $1,416,500 at December 31, 2017 and 2016, respectively)	$1,214,663	5.31%	$1,394,658	4.75%
Senior Notes (unpaid principal balance of $538,662 at December 31, 2017 and 2016)	538,662	7.875%	529,738	7.875%
Convertible Notes (unpaid principal balance of $242,468 at December 31, 2017 and 2016)	242,468	4.50%	204,604	4.50%
Subtotal	1,995,793		2,129,000
Less: Liabilities subject to compromise (2)	781,130		—
Total corporate debt	$1,214,663		$2,129,000
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.

(2)	Liabilities subject to compromise consists of the Senior Notes and Convertibles Notes. Refer to Note 3 for additional information.
The effective interest rate on corporate debt was 6.43% and 6.64% for the years ended December 31, 2017 and 2016, respectively.

The following table provides the contractual maturities (by unpaid principal balance) of corporate debt at December 31, 2017 (in thousands):

Corporate Debt
2018 (1)	$110,590
2019 (2)	242,468
2020	1,119,000
2021 (2)	538,662
Total	$2,010,720
__________

(1)
During the first quarter of 2018, the Company made payments totaling $110.6 million due under the 2013 Credit Agreement and related amendments as well as the Term Loan RSA and related amendments in place at December 31, 2017. These payments do not include contractual payments due under the terms of the 2018 Credit Agreement.

(2)
The unpaid principal balance on the Convertible Notes of $242.5 million due in 2019 and the unpaid principal balance on the Senior Notes of $538.7 million due in 2021 were included in liabilities subject to compromise on the consolidated balance sheets at December 31, 2017. On February 9, 2018 the outstanding Convertible Notes and Senior Notes were canceled. See below for additional information.

Term Loans and Revolver
The Company had a 2013 Term Loan in the original principal amount of $1.5 billion and a $100.0 million 2013 Revolver. The Company’s obligations under the 2013 Secured Credit Facilities were guaranteed by substantially all of the Company’s subsidiaries and secured by substantially all of the Company’s assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities. Refer to the Consolidated Variable Interest Entities section of Note 6 for additional information.
The terms of the 2013 Secured Credit Facilities at December 31, 2017 are summarized in the table below.

Debt Agreement	Interest Rate	Amortization	Maturity/Expiration
2013 Term Loan	1-month LIBOR plus 3.75% 1-month LIBOR floor of 1.00%	1.00% per annum beginning 1st quarter 2014; remainder at final maturity	December 18, 2020
2013 Revolver	1-month LIBOR plus 3.75%	Bullet payment at maturity	December 19, 2018
There had been no borrowings under the 2013 Revolver. Under the 2013 Credit Agreement, in order to borrow in excess of 20% of the committed amount under the 2013 Revolver, the Company must satisfy both a specified interest coverage ratio and specified total leverage ratio, as defined in the 2013 Credit Agreement, on a pro forma basis after giving effect to the borrowing. The Company did not satisfy these ratios during 2017, and as a result the maximum amount the Company would have been able to borrow on the 2013 Revolver was $20.0 million. At December 31, 2017, the Company had outstanding $19.5 million in issued LOCs, which reduce the amount available under the 2013 Revolver to $0.5 million. The commitment fee on the unused portion of the 2013 Revolver is 0.50% per year.
During the year ended December 31, 2016, the Company repurchased $7.2 million in principal balance of the 2013 Term Loan for $6.3 million resulting in a gain on extinguishment of debt of $0.9 million, which is recorded in net gains (losses) on extinguishment of debt on the consolidated statements of comprehensive loss.
During the year ended December 31, 2017, in accordance with 2013 Credit Agreement and related amendments, as well as the Term Loan RSA and related amendments, the Company made principal payments on the 2013 Term Loan totaling $186.9 million, resulting in a loss on extinguishment of debt of $1.8 million, due to the write-off of deferred financing fees and discount.
During the first quarter of 2018, in accordance with 2013 Credit Agreement and related amendments, as well as the Term Loan RSA and related amendments, the Company made principal payments on the 2013 Term Loan totaling $73.1 million and in accordance with the 2018 Credit Agreement, upon the Effective Date, the Company made an additional principal payment totaling $37.5 million.
On February 9, 2018, as a result of the Prepackaged Plan, the Company entered into the 2018 Credit Agreement, which amended the terms of the 2013 Credit Agreement. See the Post-Bankruptcy Emergence section below for additional information.

Senior Notes
In December 2013, the Company completed the sale of $575.0 million Senior Notes. The Senior Notes pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, at a rate of 7.875% per annum, and were scheduled to mature on December 15, 2021.
At December 31, 2017, the outstanding balance of Senior Notes as well as accrued interest on the Senior Notes of $19.4 million were included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018 the Senior Notes were canceled and each holder of a Senior Notes claim received its pro rata share of (a) Second Lien Notes and (b) mandatorily convertible preferred stock. See Post Bankruptcy Emergence section below and Note 26 for additional information.
During the fourth quarter of 2017, the remaining unamortized deferred financing fees on the Senior Notes of $7.5 million were written off and included as an expense within reorganization items on the consolidated statements of comprehensive loss.
Convertible Notes
In October 2012, the Company closed on a registered underwritten public offering of $290 million aggregate principal amount of Convertible Notes. The Convertible Notes pay interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per annum, and were scheduled to mature on November 1, 2019.
During the year ended December 31, 2016, the Company repurchased Convertible Notes with a carrying value of $39.3 million and unpaid principal balance of $47.5 million for $24.8 million resulting in a gain on extinguishment of debt of $14.5 million, which is recorded in net gains (losses) on extinguishment of debt on the consolidated statements of comprehensive loss.
At December 31, 2017, the outstanding balance of Convertible Notes as well as accrued interest on the Convertible Notes of $6.4 million were included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, the Convertible Notes were canceled and each holder of a Convertible Notes claim received common stock and warrants. See Note 26 for additional information.
During the years ended December 31, 2017 and 2016, the Company recorded $21.0 million and $24.5 million, respectively, in interest expense related to its Convertible Notes, which included $10.1 million and $11.2 million, respectively, in amortization of discount. The effective interest rate of the liability component of the Convertible Notes, which includes the amortization of discount and debt issuance costs, was 10.0% and 11.0% for the years ended December 31, 2017 and 2016, respectively.
During the fourth quarter of 2017, the remaining unamortized discount on the Convertible Notes of $24.6 million and remaining unamortized deferred financing fees on the Convertible Notes of $2.3 million were written off and included as an expense within reorganization items on the consolidated statements of comprehensive loss.
Post-Bankruptcy Emergence
2018 Credit Agreement
On February 9, 2018, the Company entered into the 2018 Credit Agreement, which includes a $1.2 billion 2018 Term Loan. The 2018 Credit Agreement amends and restates the Company’s 2013 Credit Agreement and was subsequently amended as described below. The 2013 Revolver and issued letters of credit were terminated as part of the 2018 Credit Agreement. The Company's obligations under the 2018 Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and secured by substantially all of the assets of the Company subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on the Company's consolidated balance sheets. Refer to the Consolidated Variable Interest Entities section of Note 6 for additional information.

The 2018 Term Loan will bear interest at a rate equal to, at the Company's option (i) LIBOR plus 6.00%, subject to a LIBOR floor of 1.00% or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, the last day of the interest period applicable to the borrowing of which such loan is a part). The 2018 Term Loan matures on June 30, 2022. In addition to a payment of $37.5 million made upon the Effective Date, the 2018 Term Loan amortizes in quarterly installments, in the amounts listed below (in thousands):

Repayment Date	Principal Amount(1)
March 2018	$7,500
June 2018	7,500
September 2018	7,500
December 2018	7,500
March 2019	10,000
June 2019	26,700
September 2019	36,700
December 2019	36,700
each March, June, September and December thereafter	15,000
__________

(1)
As noted below, on March 29, 2018, the 2018 Credit Agreement was amended to, among other things, require the Company to make additional principal payments from March 29, 2018 to December 31, 2018 in an aggregate amount equal to $30.0 million. These additional principal payments are not reflected in this table.

In addition to the quarterly installments detailed above, mandatory repayment obligations under the 2018 Credit Agreement include, subject to exceptions, (i) 100% of the net sale proceeds from the sale or other disposition of certain non-core assets of the Company and of certain of the Company’s subsidiaries, (ii) 80% of the net sale proceeds of certain non-ordinary course asset sales and dispositions of certain bulk MSR, (iii) 100% of the net cash proceeds from the issuance of certain indebtedness and (iv) beginning with the fiscal year ending December 31, 2018, 50% of the Company’s excess cash flow as defined in the agreement. The 2018 Credit Agreement allows the Company to prepay, in whole or in part, the Company’s borrowings outstanding thereunder, together with any accrued and unpaid interest, with prior notice and subject to the prepayment premium described below and breakage or redeployment costs.
The 2018 Credit Agreement contains affirmative and negative covenants and representations and warranties customary for financings of this type, including restrictions on liens, dispositions of assets, fundamental changes, dividends, the ability to incur additional indebtedness, investments, transactions with affiliates, modifications of certain agreements, certain restrictions on subsidiaries, issuance of certain equity interests, changes in lines of business, creation of additional subsidiaries and prepayments of other indebtedness, in each case subject to customary exceptions. The 2018 Credit Agreement also contains financial covenants requiring compliance with certain asset coverage ratios and, commencing in 2020 as described below, an interest expense coverage ratio and a first lien net leverage ratio. The 2018 Credit Agreement permits the incurrence of an additional incremental letter of credit facility in an aggregate principal amount at any time outstanding not to exceed $30.0 million.
On March 29, 2018, the Company entered into an amendment to 2018 Credit Agreement to (i) waive the Company’s compliance with the first lien net leverage ratio covenant and the interest expense coverage ratio covenant until the test period ending March 31, 2020, (ii) require the Company to make additional principal payments from March 29, 2018 to December 31, 2018 in an aggregate amount equal to $30.0 million, (iii) provide for a one percent prepayment premium in connection with prepayments of the term loans made during the first 18 months after entering into this amendment (for all prepayments of principal other than mandatory amortization payments and the payments described in the foregoing clause (ii)), and (iv) increase certain asset coverage ratios for all test periods ending on March 31, 2018 through December 31, 2018.

Second Lien Notes
On February 9, 2018, pursuant to the terms of the Prepackaged Plan, the Company issued $250.0 million aggregate principal amount of Second Lien Notes to each holder of a Senior Notes claim on a pro rata basis. The Second Lien Notes pay interest in arrears semi-annually on June 15 and December 15, commencing on June 15, 2018, at a rate of 9.00% per year, and mature December 31, 2024. The Second Lien Notes require payment of interest in cash, except that interest on up to $50.0 million principal amount, at the election of the Company, may be paid by increasing the principal amount of the outstanding notes or by issuing additional notes. The terms of the 2018 Credit Agreement require that the Company exercise such election. The Second Lien Notes are secured on a second-priority basis by substantially all of the Company's assets and are guaranteed by substantially all of the Company's subsidiaries. The Second Lien Notes and the guarantees thereof are subordinated to the prior payment in full of the 2018 Credit Agreement and certain other senior indebtedness (as defined and to the extent set forth in the Second Lien Notes Indenture).
22. Mortgage-Backed Debt
Mortgage-backed debt consists of debt issued by the Residual and Non-Residual Trusts that have been consolidated by the Company. The mortgage-backed debt of the Residual Trusts is carried at amortized cost while the mortgage-backed debt of the Non-Residual Trusts is carried at fair value.
Provided in the table below is information regarding the mortgage-backed debt (dollars in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Weighted-Average Stated Interest Rate (1)	Carrying Value	Weighted-Average Stated Interest Rate (1)
Mortgage-backed debt at amortized cost (unpaid principal balance of $391,208 and $434,667 at December 31, 2017 and 2016, respectively)	$387,200	6.07%	$429,931	6.07%
Mortgage-backed debt at fair value (unpaid principal balance of $353,262 and $518,317 at December 31, 2017 and 2016, respectively)	348,682	6.26%	514,025	5.70%
Total mortgage-backed debt	$735,882	6.16%	$943,956	5.87%
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.
Borrower remittances received on the residential loans of the Residual and Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make principal and interest payments due on the mortgage-backed debt. The Trust Notes issued by the Residual Trusts have final maturities ranging from 2036 to 2040. The maturity of the Company's mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Certain of the Company’s mortgage-backed debt issued by the Residual Trusts is subject to voluntary redemption according to the specific terms of the respective indenture agreements, including the option to exercise a clean-up call. At December 31, 2017, mortgage-backed debt was collateralized by $763.2 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. Refer to the Consolidated Variable Interest Entities section of Note 6 for further information.
23. HMBS Related Obligations
The weighted-average stated interest rate on HMBS related obligations was 4.25% and 4.09% at December 31, 2017 and 2016, respectively. At December 31, 2017, the weighted-average remaining life was 3.7 years. The unpaid principal balance and the carrying value of residential loans and real estate owned pledged as collateral to the securitization pools was $8.6 billion and $9.0 billion, respectively, at December 31, 2017.
24. Share-Based Compensation
Effective May 17, 2017, the Company established the 2017 Plan, which permits the grant of stock options, restricted stock, RSUs, performance shares and other awards to the Company’s officers, employees, non-employee directors and consultants and advisors. The 2017 Plan permits that the number of authorized shares of common stock reserved for issuance under the plan total 3,650,000 shares, which includes shares that were not awarded under the 2011 Plan. No new awards will be granted under the 2011 Plan; however, prior awards will remain outstanding in accordance with the terms of the 2011 Plan.

The 2017 Plan is administered by the Compensation and Human Resources Committee, which is comprised of two or more independent members of the Board of Directors. Under the 2017 Plan, the maximum number of shares may be granted to any participant other than a non-employee director in any calendar year is 1.5 million shares, and the maximum number of shares that may be paid to any non-employee director in any calendar year is 200,000 shares determined as of the date of payout. The aggregate value of all compensation paid to a non-employee director in any calendar year may not exceed $500,000. Each contractual term of an option granted is fixed by the Compensation Committee, and except for limited circumstances, the term cannot exceed ten years from the grant date. Restricted stock, RSUs and performance-share awards have a vesting period as defined by the applicable award agreement.
At December 31, 2017, there were 3,018,054 shares underlying the 2017 Plan that were authorized, but not yet granted. The Company issues new shares of stock upon the exercise of stock options and the vesting of restricted stock, RSUs and performance shares. Awards of stock options, restricted stock, and RSUs granted in recent years generally vest over a three or four year period and are based on service. Awards of performance shares granted in recent years generally vest over a three year performance period and are based on service and a market-based or company-based performance condition.
Post-Bankruptcy Emergence
Subsequent to year end and on the Effective Date, all awards previously granted by the Company under the 2011 and 2017 Plans that were outstanding at December 31, 2017 were canceled in connection with the Company's emergence from bankruptcy. The Company reserved 3,193,750 shares of the successor Company's common stock issued on the Effective Date for issuance under an equity incentive plan.
Stock Options
The following table summarizes the activity for stock options granted by the Company:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2016	3,010,233	$21.87	5.56	$443
Granted	1,272,293	5.69
Exercised	(64,220)	2.89		200
Forfeited or expired	(311,309)	16.51
Outstanding at December 31, 2016	3,906,997	17.34	5.74	1,809
Forfeited or expired	(374,196)	13.03
Outstanding at December 31, 2017 (1)	3,532,801	17.79	4.63	—

Exercisable at December 31, 2017 (1)	2,655,687	20.80	3.95	—
Options expected to vest as of December 31, 2017 (1)	863,728	8.76	6.67	—
__________

(1)	Subsequent to year end and on the Effective Date, all outstanding options at December 31, 2017 were canceled in connection with the Company's emergence from bankruptcy.
The grant-date fair value of stock options granted to employees and directors of the Company during the year ended December 31, 2016 was $1.8 million. There were no options granted during the year ended December 31, 2017. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2016 was $1.42. The total amount of cash received by the Company from the exercise of stock options was $0.2 million for the year ended December 31, 2016. The total fair values of options that vested during the years ended December 31, 2017 and 2016 were $0.6 million and $10.4 million, respectively.

Method and Assumptions Used to Estimate Fair Values of Options
The weighted-average assumptions the Company used to value options are shown below.

For the Year Ended December 31, 2016
Risk-free interest rate	0.99%
Dividend yield	—%
Expected life (years)	4.84
Volatility	56.96%
Forfeiture rate	5.85%
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
Non-Vested Share Activity
The Company’s non-vested share-based awards consist of RSUs and performance shares. The grant-date fair values of share-based awards granted during the years ended December 31, 2017 and 2016 were $1.1 million and $3.7 million, respectively.
The following table summarizes the activity for non-vested awards granted by the Company:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Outstanding at January 1, 2016	1,499,145	$23.42	1.88	$21,318
Granted (1)	1,128,522	3.28
Vested and settled	(894,900)	8.88		4,217
Forfeited	(322,557)	22.64
Outstanding at December 31, 2016	1,410,210	16.71	4.68	6,698
Granted	845,422	1.28
Vested and settled	(1,062,068)	4.60		709
Forfeited	(198,790)	13.97
Canceled (2)	(316,175)	34.25
Outstanding at December 31, 2017 (3)	678,599	9.07	5.42	572
Non-vested shares expected to vest as of December 31, 2017 (3)	538,671	10.47	5.38	454
__________

(1)
Excludes 192,024 performance shares legally granted on November 3, 2016 that did not meet the grant date requirements in accordance with GAAP, as the performance target condition had not been determined at December 31, 2016. The performance target for these performance shares is based on the 2017 Annual Business Plan as approved by the Board of Directors, which was approved subsequent to December 31, 2016. These performance shares are included in the 2017 grant activity.

(2)	Consists of the cancellation of performance shares granted in 2014 that vested December 31, 2016; however, no shares were ultimately awarded since the target performance criteria were not met.

(3)	Subsequent to year end and on the Effective Date, all outstanding non-vested awards at December 31, 2017 were canceled in connection with the Company's emergence from bankruptcy.
The total fair values of shares that vested and settled during the years ended December 31, 2017 and 2016 were $4.9 million and $7.9 million, respectively. The RSUs granted during the year ended December 31, 2017 include 653,398 immediately vesting RSUs granted to the Company's non-employee directors.

Method and Assumptions Used to Estimate Fair Values of Performance-Share Awards
As discussed above, the 192,024 performance shares legally granted in 2016 that had previously not met the grant-date requirements as required by GAAP at December 31, 2016, subsequently met the GAAP grant-date requirements during the first quarter of 2017. The fair value of these performance shares was based on the average of the high and low market prices of the Company's common stock on the date of the grant. Subsequently, the Company determined that the performance targets for these performance shares would not be achieved and therefore no related expense was recorded during the year ended December 31, 2017. There were no other performance-share awards granted during the year ended December 31, 2017.
There were no shares of common stock issued for the performance shares that vested December 31, 2017 and 2016, respectively, as target performance criteria were not met.
Share-Based Compensation Expense
Share-based compensation expense recognized by the Company is net of actual forfeitures as well as estimated forfeitures, which are estimated based on historical termination behavior. Share-based compensation expense of $2.2 million and $6.6 million for the years ended December 31, 2017 and 2016, respectively, is included in salaries and benefits expense on the consolidated statements of comprehensive loss. The tax benefit recognized related to share-based compensation expense for the years ended December 31, 2017 and 2016 was $0.8 million and $2.5 million, respectively. For unvested stock options and shares, the Company had $0.2 million and $0.4 million, respectively, of total unrecognized compensation cost at December 31, 2017, which was expected to be recognized over a weighted-average period of 0.7 years and 0.5 years, respectively; however, as required by GAAP will be fully recognized on the emergence from bankruptcy.
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
25. Income Taxes
The Company recorded income tax benefit of $3.4 million in 2017 as compared to income tax expense of $44.0 million in 2016. The income tax expense incurred during 2016 resulted from the recording of a $343.2 million valuation allowance against the deferred tax assets, which was offset in part by an income tax benefit related to the net loss. The income tax benefit recognized during 2017 resulted primarily from adjustments to reduce the valuation allowance due to tax law changes under the Tax Act, offset in part by tax expense related to goodwill and nominal current state tax. The tax benefit related to the net book loss was fully offset by a valuation allowance for the year ended December 31, 2017.
Income tax expense (benefit) consists of the following components (in thousands):

	For the Years Ended December 31,
	2017	2016
Current
Federal	$2,757	$(69,204)
State and local	(2,315)	1,870
Current income tax expense (benefit)	442	(67,334)
Deferred
Federal	(4,215)	93,902
State and local	416	17,472
Deferred income tax expense (benefit)	(3,799)	111,374
Total income tax expense (benefit)	$(3,357)	$44,040

Income tax expense (benefit) at the Company’s effective tax rate differed from the statutory tax rate as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Loss before income taxes	$(430,256)	$(789,818)

Tax provision at statutory tax rate of 35%	(150,590)	(276,436)
Effect of:
Valuation allowance related to Tax Act	(180,033)	—
Federal rate change related to Tax Act	173,405	—
Valuation allowance exclusive of Tax Act	162,496	343,200
State and local income tax	(26,396)	(28,558)
Non-deductible restructuring costs	13,475	—
Other	4,286	5,834
Total income tax expense (benefit)	$(3,357)	$44,040
The following table summarizes the components of deferred tax assets and liabilities (in thousands):

	December 31,
	2017	2016
Deferred tax assets
Net operating losses	$113,315	$112,553
Goodwill	66,699	111,865
Reverse loans	48,814	64,899
Servicer and protective advances	37,793	49,301
Curtailment liability	33,724	44,461
Intangible assets	20,978	32,750
Accrued expenses	8,396	25,022
Accrued legal contingencies and settlements	6,727	13,184
Mandatory call obligation	—	19,695
Other	50,638	65,175
Total deferred tax assets	387,084	538,905
Valuation allowance	(328,661)	(346,199)
Total deferred tax assets, net of valuation allowance	58,423	192,706
Deferred tax liabilities
Servicing rights	(52,587)	(135,125)
Net investment in residential loans	(3,972)	(33,126)
Discount on Convertible Notes	—	(12,515)
Other	(1,312)	(16,714)
Total deferred tax liabilities	(57,871)	(197,480)
Deferred tax assets (liabilities), net	$552	$(4,774)

The following table summarizes the activity in the valuation allowance on deferred tax assets (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at beginning of year	$346,199	$2,999
Charges to income tax expense	—	343,200
Deductions	(17,538)	—
Balance at end of year	$328,661	$346,199
The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company’s evaluation focused on identifying significant, objective evidence that it will more likely than not be able to realize its deferred tax assets in the future. The Company considers both positive and negative evidence when evaluating the need for a valuation allowance, which is highly judgmental and requires subjective weighting of such evidence.
The Company recorded a valuation allowance on its deferred tax assets of $343.2 million during the year ended December 31, 2016 to properly reflect the estimated net amount of deferred tax assets that are considered by management to be recoverable based on the amounts of deferred tax assets that are likely to be realized in the future. At December 31, 2017, the Company has a valuation allowance of $328.7 million.
At December 31, 2017, the Company had gross federal operating loss carryforwards of $401.9 million and state operating loss carryforwards of $36.6 million, resulting in net tax carryforwards of $113.3 million that will expire in 2026 through 2037. In addition, at December 31, 2017 the Company had tax credit carryforwards of $2.3 million that have no expiration date.
In December 2017, the Tax Act was signed into law. Among other things, the Tax Act lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $173.4 million to income tax expense in continuing operations and a reduction in the valuation allowance of $180.0 million. The Tax Act provided for changes in the carryforward of NOLs and ability to utilize NOLs to offset future taxable income as well as the elimination of the corporate alternative minimum tax for which changes the company adjusted its valuation allowance. Other than the impacts of these tax law changes, the other provisions of the Tax Act did not have a material impact on the Consolidated Financial Statements.
As provided by Section 382 and similar state provisions, utilization of certain tax attributes may be subject to substantial annual limitations due to an ownership change in the Company. Under the rules, statutorily defined ownership changes may limit the amount of tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 for federal income tax purposes, results from transactions that increase the ownership of statutorily defined 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a testing period, generally three years.
As a result of the discharge of debt pursuant to the Chapter 11 Case, the Company will incur substantial cancellation of debt for federal income tax purposes. In general, a debtor in a Chapter 11 proceeding is required to reduce the amount of its tax attributes by such cancellation of debt.
The Company experienced an ownership change in connection with the Company's emergence from the Chapter 11 Case on February 9, 2018. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. The Company anticipates taking advantage of certain special rules for federal income tax purposes that would allow the Company to mitigate the limitations imposed under Section 382 with respect to the Company's remaining tax attributes; however, it is not certain that these special rules will apply to the ownership change experienced upon the emergence from bankruptcy, and the Company may ultimately elect not to apply them. If the special rules do not apply, the Company's ability to realize the value of its tax attributes would be subject to limitation. An ownership change subsequent to the Company's emergence from bankruptcy could severely limit or effectively eliminate its ability to realize the value of its tax attributes. To reduce the risk of a potential adverse effect on the Company's ability to realize the value of its tax attributes, the Articles of Amendment and Restatement contains transfer restrictions applicable to certain substantial shareholders.

The Company's preliminary estimate of the Tax Act and the remeasurement of deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act, changes to certain estimates and the filing of its tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in the Company's estimates. The final determination of the Tax Act and the remeasurement of the Company's deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Act.
Uncertain Tax Positions
The Company recognizes tax benefits in accordance with the accounting guidance concerning uncertainty in income taxes. This guidance establishes a more-likely-than-not recognition threshold that must be met before a tax benefit can be recognized in the Consolidated Financial Statements.
A reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at the beginning of the year	$5,414	$58,148
Reductions related to prior year tax positions	(2,766)	(52,230)
Increases related to current year tax positions	440	910
Reductions as a result of a lapse of the statute of limitations	—	(1,414)
Balance at the end of the year	$3,088	$5,414
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $3.1 million and $2.9 million at December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, income tax expense (benefit) included $(1.5) million and $(2.4) million, respectively, for interest and penalties accrued on the liability for unrecognized tax benefits. At December 31, 2017 and 2016, accrued interest and penalties were $2.5 million and $4.0 million, respectively, which are included in payables and accrued liabilities on the consolidated balance sheets.
The Company’s tax years that remain subject to examination by the IRS are 2013 through 2017 and by various states are 2012 through 2017.
26. Equity and Loss Per Share
Preferred Stock
The predecessor company had no preferred stock issued or outstanding.
Rights Agreement
The Company had previously adopted the Rights Agreement, dated as of June 29, 2015, and subsequently amended and restated on November 11, 2016 and further amended on November 9, 2017 and February 9, 2018, which provided registered holders of common stock of Walter Investment Management Corp. with one preferred stock purchase right per share of common stock, entitling the holder to purchase from the Company one one-thousandth of a fully paid non-assessable share of their junior participating preferred stock. The Rights Agreement provided that if any person or group of persons, excluding certain exempted persons, acquired 4.99% or more of the Company's outstanding common stock or any other interest that would be treated as “stock” for the purposes of Section 382, there would be a triggering event potentially resulting in significant dilution in the voting power and economic ownership of such acquiring person or group. The Rights Agreement was intended to help protect the Company's “built-in tax losses” and certain other tax benefits by acting as a deterrent to any person or group of persons acting in concert from becoming or obtaining the right to become the beneficial owner (including through constructive ownership of securities owned by others) of 4.99% or more of the shares of the Company's common stock. The Rights Agreement was scheduled to expire on November 11, 2018 or upon the earlier occurrence of certain events, subject to extension by the Board of Directors or exchange of rights by the Company.
Termination of Rights Agreement
On the Effective Date, the Company and Computershare entered into Amendment No. 2 to the Rights Agreement, which accelerated the scheduled expiration date of the Rights (as defined in the Rights Agreement) to the Effective Date. The Rights issued pursuant to the Rights Agreement, which were also canceled by operation of the Prepackaged Plan, have expired and are no longer outstanding, and the Rights Agreement has terminated.

In connection with the adoption of the Rights Agreement, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, setting forth the rights, powers, and preferences of the Company’s junior participating preferred stock issuable upon exercise of the rights. The cancellation of all existing equity interests by operation of the Prepackaged Plan included the cancellation of any rights issued under the Rights Agreement. In addition, on the Effective Date, the Company filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland, which among other things, served to eliminate the Company’s junior participating preferred stock. The Company’s Articles of Amendment and Restatement, adopted on the Effective Date, include transfer restriction provisions intended to protect the tax benefits described above.
Dividends on Common Stock
The decision to declare and pay dividends is made at the discretion of the Company’s Board of Directors and will depend on, among other things, results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Company’s Board of Directors may deem relevant.
Many of the Company’s subsidiaries are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to the Parent Company. These restrictions include, but are not limited to, minimum levels of net worth and other financial requirements imposed by GSEs, Ginnie Mae and other licensing requirements. The aggregate restricted net assets of these subsidiaries was $451.7 million at December 31, 2017; however, the restrictions on the net assets of these subsidiaries do not directly limit the ability to pay dividends from consolidated retained earnings.
In addition, the Company’s ability to pay dividends is limited by conditions set forth in the agreements governing the 2013 Secured Credit Facilities and the Senior Notes, as well as the 2018 Credit Agreement entered into by the Company during February 2018.
Loss Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations shown on the consolidated statements of comprehensive loss (in thousands, except per share data):

	For the Years Ended December 31,
	2017	2016
Basic and diluted loss per share
Net loss available to common stockholders (numerator)	$(426,899)	$(833,858)
Weighted-average common shares outstanding (denominator)	36,761	35,973
Basic and diluted loss per common and common equivalent share	$(11.61)	$(23.18)
For periods in which there is income, certain securities would be antidilutive to the diluted earnings per share calculation. The following table summarizes antidilutive securities that would be excluded from the computation of dilutive loss per share (in thousands):

	For the Years Ended December 31,
	2017	2016
Outstanding share-based compensation awards
Stock options (1)	3,533	3,336
Performance shares (2)	—	30
Restricted stock units	327	565
Assumed conversion of Convertible Notes	4,932	4,932
__________

(1)	Includes out-of-the-money stock options totaling 3.5 million and 2.9 million at December 31, 2017, and 2016, respectively.

(2)	Performance shares represent the number of shares expected to be issued based on the performance percentage as of the end of the reporting periods above.
The Convertible Notes are antidilutive when calculating earnings (loss) per share when the Company's average stock price is less than $58.80. Upon conversion of the Convertible Notes, the Company may pay or deliver, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.

Post-Bankruptcy Emergence
On the Effective Date, all shares of the predecessor Company's common stock were canceled and 4,252,500 shares of the successor Company's common stock, par value $0.01 per share, were issued to the previous shareholders of common stock and Convertible Noteholders. The Company reserved 3,193,750 shares of common stock for issuance under an equity incentive plan.
On the Effective Date, the Company issued 100,000 shares of Convertible Preferred Stock to the Senior Noteholders, which are mandatorily convertible into 11,497,500 shares of common stock (a conversion multiple of 114.9750) upon the earliest of (i) February 9, 2023, (ii) at any time following one year after the Effective Date, the time that the volume weighted-average pricing of the common stock exceeds 150% of the conversion price per share of $8.6975, subject to adjustment as described in the Articles of Amendment and Restatement, for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period, and (iii) a change of control transaction in which the consideration paid or payable per share of common stock is greater than or equal to the conversion price per share, which, subject to adjustment as described in the Articles of Amendment and Restatement, is $8.6975.
In the event of a voluntary or involuntary liquidation, winding-up or dissolution of the Company, each holder of Convertible Preferred Stock will be entitled to receive the greater of (i) a liquidation preference per share of Convertible Preferred Stock, prior to any distribution with respect to any other equity security of the Company, equal to the Liquidation Preference, and (ii) the amount payable per share, participating on an “as converted” basis, upon liquidation to the holders of the successor common stock. The “Liquidation Preference” equals (i) the face amount of the Convertible Preferred Stock, increased by (ii) the amount of interest that would have accumulated on the face amount of the Convertible Preferred Stock up to (but excluding) the date of any liquidation, winding-up or dissolution of the Company, compounding quarterly at a rate of 7% per annum. Thereafter, holders of Convertible Preferred Stock will have no right or claim to the remaining assets, if any, of the Company.
Further, on the Effective Date, the Company issued to the previous shareholders of common stock, as well as the Convertible Noteholders, Series A Warrants to purchase up to an aggregate of 7,245,000 shares of common stock at $20.63 per share and Series B Warrants to purchase up to an aggregate of 5,748,750 shares of common stock at $28.25 per share. All unexercised warrants expire and the rights of the warrant holders to purchase shares of common stock terminate on February 9, 2028, at 5:00 p.m., Eastern Standard Time, which is the 10th anniversary of the Effective Date.
Registration Rights Agreement
On the Effective Date and pursuant to the Prepackaged Plan, the Company entered into a Registration Rights Agreement that provided certain registration rights to certain parties (together with any person or entity that becomes a party to the Registration Rights Agreement pursuant to the terms thereof) that received shares of the Company’s common stock, warrants and mandatorily convertible preferred stock on the Effective Date as provided in the Prepackaged Plan. The Registration Rights Agreement provides such persons with registration rights for the holders’ registrable securities (as defined in the Registration Rights Agreement).
Pursuant to the Registration Rights Agreement, the Company agreed to file, within 60 days of the receipt of a request by holders of at least 40% of the registrable securities, an initial shelf registration statement covering resales of the registrable securities held by the holders. Subject to limited exceptions, the Company is required to maintain the effectiveness of any such registration statement until the earlier of (i) three years following the Effective Date and (ii) the date that all registrable securities covered by the shelf registration statement are no longer registrable securities.
In addition, holders with rights under the Registration Rights Agreement beneficially holding 10% or more of the common stock have the right to a Demand Registration to effect the registration of any or all of the registrable securities and/or effectuate the distribution of any or all of their registrable securities by means of an underwritten shelf takedown offering. The Company is not obligated to effect more than three Demand Registrations, and it need not comply with such a request if (i) the aggregate gross proceeds from such a sale will not exceed $25 million, unless the Demand Registration includes all of the then-outstanding registrable securities or (ii) a registration statement shall have previously been declared effective by the SEC within 90 days preceding the date of such request.
Holders with rights under the Registration Rights Agreement also have customary piggyback registration rights, subject to the limitations set forth in the Registration Rights Agreement.
These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration statement and the Company’s right to delay or withdraw a registration statement under certain circumstances. The Company will generally pay the registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective. The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods.

27. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$212,021	$269,229
Cash paid (received) for taxes	(72,882)	61,881
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon sales of loans	148,227	198,865
Real estate owned acquired through foreclosure	167,835	158,690
Sales of servicing rights	—	73,365
Residential loans originated to finance the sale of real estate owned	10,799	13,389
Residential loans acquired from Non-Residual Trusts (1)	25,061	—
__________

(1)	Represents loans held by the Non-Residual Trusts that were acquired by the Company upon the exercise of the mandatory call obligations. Refer to Notes 6 and 30 for additional information.
28. Segment Reporting
Management has organized the Company into three reportable segments based primarily on its services as follows:

•
Servicing — performs servicing for the Company's mortgage loan portfolio and on behalf of third-party credit owners of mortgage loans for a fee and also performs subservicing for third-party owners of MSR. The Servicing segment also operates complementary businesses including a collections agency that performs collections of post charge-off deficiency balances for third parties and the Company. Commencing February 1, 2017, another insurance agency owned by the Company began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance (refer to Note 4 for additional information). In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.

•	Originations —originates and purchases mortgage loans that are intended for sales to third parties.

•
Reverse Mortgage — primarily focuses on the servicing of reverse loans for the Company's own reverse mortgage portfolio and subservicing on behalf of third-party credit owners of reverse loans. The Reverse Mortgage segment also provides complementary services for the reverse mortgage market, such as real estate owned property management and disposition, for a fee. Effective January 2017, the Company exited the reverse mortgage originations business. As of December 31, 2017, the Company did not have any reverse loans remaining in the originations pipeline and had finalized the shutdown of the reverse mortgage originations business. The Company will continue to fund undrawn tails available to borrowers.

The following tables present select financial information for the reportable segments (in thousands). The Company has presented the revenue and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as certain corporate expenses that have not been allocated to the business segments, in Other. Intersegment revenues and expenses have been eliminated.

	For the Year Ended December 31, 2017
	Servicing		Originations		Reverse Mortgage	Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1)(2)	$328,736		$—		$27,566	$—	$(9,620)	$346,682
Net gains on sales of loans (2)	607		280,967		—	—	2,817	284,391
Net fair value gains on reverse loans and related HMBS obligations	—		—		42,419	—	—	42,419
Interest income on loans	41,147		48		—	—	—	41,195
Insurance revenue	3,963		—		—	—	—	3,963
Other revenues (3)(4)	90,595		31,329		2,750	933	(12,997)	112,610
Total revenues	465,048		312,344		72,735	933	(19,800)	831,260

Interest expense	53,593		41,555		31,435	134,661	—	261,244
Depreciation and amortization	34,666		2,979		3,119	—	—	40,764
Reorganization items	—		—		—	37,645	—	37,645
Other expenses, net (5)	614,555	—	220,552	—	112,367	65,039	(19,800)	992,713
Total expenses	702,814		265,086		146,921	237,345	(19,800)	1,332,366

Total other gains (losses)	63,548		(719)		(1,345)	9,366	—	70,850

Income (loss) before income taxes	$(174,218)		$46,539		$(75,531)	$(227,046)	$—	$(430,256)

	At December 31, 2017
Total assets	$2,957,173		$877,193		$10,100,149	$460,193	$(230,511)	$14,164,197

	For the Year Ended December 31, 2016
	Servicing	Originations	Reverse Mortgage	Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1)(2)	$321,912	$—	$31,031	$—	$(11,952)	$340,991
Net gains (losses) on sales of loans (2)	(4,931)	410,544	—	—	3,835	409,448
Net fair value gains on reverse loans and related HMBS obligations	—	—	59,022	—	—	59,022
Interest income on loans	45,651	49	—	—	—	45,700
Insurance revenue	41,968	—	—	—	—	41,968
Other revenues (3)(4)	92,351	38,837	5,742	296	(38,638)	98,588
Total revenues	496,951	449,430	95,795	296	(46,755)	995,717

Interest expense	68,529	34,012	9,070	144,170	—	255,781
Depreciation and amortization	44,439	8,888	6,088	11	—	59,426
Goodwill and intangible assets impairment	319,551	—	6,735	—	—	326,286
Other expenses, net (5)	752,721	271,413	156,783	16,497	(46,755)	1,150,659
Total expenses	1,185,240	314,313	178,676	160,678	(46,755)	1,792,152

Total other gains (losses)	(2,113)	—	(1,664)	10,394	—	6,617

Income (loss) before income taxes	$(690,402)	$135,117	$(84,545)	$(149,988)	$—	$(789,818)

	At December 31, 2016
Total assets	$3,449,055	$1,475,408	$11,056,291	$1,023,181	$(544,965)	$16,458,970
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Other non-reportable segment of $9.6 million and $12.0 million for the years ended December 31, 2017 and 2016, respectively.

(2)
Included in net servicing revenue and fees for the Servicing segment are late fees that were waived as an incentive for borrowers refinancing their loans of $2.8 million and $3.8 million for the years ended December 31, 2017 and 2016, respectively, which reduced net gains on sales of loans recognized by the Originations segment.

(3)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $12.9 million and $37.6 million, for the years ended December 31, 2017 and 2016, respectively. The expenses incurred by the Originations segment for these originations are included in other expenses, net in the tables above. In 2016, the Servicing segment increased the lead fee charged per origination to the Originations segment to reflect current market pricing, which increased intersegment revenues by $11.3 million for the year ended December 31, 2016.

(4)
The Originations segment recorded intercompany revenues for fees earned supporting the Servicing segment in administrative functions relating to the acquisition of certain servicing rights of $0.1 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively.

(5)	Other expenses, net in the tables above includes salaries and benefits, general and administrative, and other expenses, net on the consolidated statements of comprehensive loss.
29. Certain Capital Requirements and Guarantees
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

Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through December 2018 from Fannie Mae. In addition, the Parent Company has provided a guarantee whereby it guarantees the performance and obligations of RMS under the Ginnie Mae HMBS program. In the event that the Parent Company fails to honor this guarantee, Ginnie Mae could terminate RMS’s status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse loans underlying HMBS guaranteed by Ginnie Mae. Each subsidiary of the Parent Company that is a Ginnie Mae issuer has also entered into a cross default agreement with Ginnie Mae that provides that, upon the default by a subsidiary under an applicable Ginnie Mae program agreement, Ginnie Mae will have the right to (i) declare a default on all other pools and loan packages of that subsidiary and all pools and loan packages of any affiliated Ginnie Mae issuer that executed the cross default agreement and (ii) exercise any other remedies available under applicable law against each of the affiliated Ginnie Mae issuers.
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
Factors that may significantly affect the adequacy of net worth include, but are not limited to, regulatory mandates, the overall economic condition in the mortgage and real estate markets, as well as the financial markets in general. After taking into account the waivers described above, all of the Company's subsidiaries were in compliance with all of their capital requirements at December 31, 2017 and 2016. The following table presents the required and actual adjusted net worth, as defined by the applicable agreement, for the most restrictive covenant, excluding covenants for which the Company has waivers, applicable to each of the Company's two largest operating subsidiaries (in thousands):

	December 31, 2017		December 31, 2016
	Required Adjusted Net Worth	Actual Adjusted Net Worth	Required Adjusted Net Worth	Actual Adjusted Net Worth
Ditech Financial	$357,264	$1,194,815	$471,491	$1,387,108
Reverse Mortgage Solutions	94,418	153,353	108,617	51,310
The Company also has financial covenant requirements relating to its servicing advance facilities and its master repurchase agreements, as discussed in more detail in Notes 19 and 20.
30. Commitments and Contingencies
Mandatory Clean-Up Call and Letter of Credit Reimbursement Obligation
Historically, the Company was obligated to exercise the mandatory clean-up call obligations assumed as part of a prior agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company was required to call these securitizations when the principal amount of each loan pool falls to 10% or below of the original principal amount. The Company fulfilled its obligation for its mandatory clean-up call obligations in the second and third quarters of 2017 by making payments of $28.4 million during the year ended December 31, 2017. On October 10, 2017, the Company entered into a Clean-up Call Agreement with a counterparty. Pursuant to the Clean-up Call Agreement, the Company paid an inducement fee in the amount of $36.5 million to the counterparty, which was recorded as a Clean-up Call Agreement inducement fee within other assets on the consolidated balance sheets at December 31, 2017. With the execution of the Clean-Up Call Agreement, the counterparty assumed the Company’s mandatory obligation to exercise the clean-up calls for the remaining securitization trusts. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse the Company for certain outstanding advances previously made by the Company with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts.

During the fourth quarter of 2017, the counterparty, under the Clean-up Call Agreement, fulfilled its obligation for the mandatory clean-up call on one of the remaining trusts by making a payment to the trust of $71.4 million, at which point the counterparty took control of the remaining collateral in the trust. The total outstanding balance of the residential loans expected to be called and settled by the counterparty at the respective call dates was $317.2 million at December 31, 2017. Additionally, during the fourth quarter of 2017, the Company expensed $7.2 million of the clean-up call agreement inducement fee, which is included in other expenses on the consolidated statements of comprehensive loss. The clean-up call agreement inducement fee had a balance of $29.3 million at December 31, 2017.
Previously, as part of an agreement to service the loans in the original eleven securitization trusts the Company had an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, issued to the eleven trusts by a third party as credit enhancements to these trusts. As a result of the Clean-up Call Agreement with the counterparty detailed above, the Company is now only obligated to reimburse the third party for amounts drawn on the LOCs in excess of $17.0 million in the aggregate related to the seven remaining consolidated securitization trusts from July 1, 2017 through each individual call date. The total draws on the LOCs was $8.5 million at December 31, 2017.
Unfunded Commitments
Reverse Mortgage Loans
At December 31, 2017, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.0 billion and similar commitments on fixed-rate reverse loans of $0.2 million primarily in the form of undrawn lines-of-credit. The borrowing capacity includes $1.0 billion in capacity that was available to be drawn by borrowers at December 31, 2017 and $13.3 million in capacity that will become eligible to be drawn by borrowers through the twelve months ending December 31, 2018, assuming the loans remain performing. In addition, the Company has other commitments of $26.2 million to fund taxes and insurance on borrowers’ properties to the extent of amounts that were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the loan remains performing.
Mortgage Loans
The Company has short-term commitments to lend $1.5 billion and commitments to purchase loans totaling $8.0 million at December 31, 2017. In addition, the Company had commitments to sell $1.7 billion and purchase $298.0 million in mortgage-backed securities at December 31, 2017.
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
The Company currently relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these Ginnie Mae loans. Given continued growth in the number and amount of reverse loan repurchases, the Company may seek additional, or expansion of existing, master repurchase or similar agreements, may seek to access the securitization market to provide financing capacity for future required loan repurchases and/or may seek to sell the loans in whole loan sale transactions. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. During the years ended December 31, 2017 and 2016, the Company repurchased $1.3 billion and $641.4 million, respectively, in reverse loans and real estate owned from securitization pools. As of December 31, 2017, the Company had repurchased reverse loans and real estate owned totaling $808.5 million with a fair value of $773.9 million, and unfunded commitments to repurchase reverse loans and real estate owned of $121.5 million. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods and are expected to continue to increase due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount.

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
The Company's representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At December 31, 2017, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $69.0 billion and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through December 31, 2017 adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. During 2016, the Company decreased the liability associated with representations and warranties exposure by $8.9 million, due to adjustments to certain assumptions based on recently observed trends as compared to historical expectations, primarily relating to loan defect rates and counterparty review probabilities, partially offset by certain qualitative considerations regarding long-term assumptions related to resales and recoveries. This adjustment was considered a change in estimate and has been applied prospectively.
The following table summarizes the activity for the Company's liability associated with representations and warranties (in thousands):

	For the Years Ended December 31,
	2017	2016
Balance at beginning of the year	$22,094	$23,145
Provision for new sales	6,991	15,331
Change in estimate of existing reserves	(10,596)	(15,660)
Net realized losses on repurchases	(1,697)	(722)
Balance at end of the year	$16,792	$22,094
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

Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $106.1 million at December 31, 2017 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. During the year ended December 31, 2017, the Company recorded a provision, net of expected third-party recoveries, related to the curtailment liability of $14.0 million. The Company has potential estimated maximum financial statement exposure for an additional $147.7 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).
Mortgage Loans
The Company had a curtailment obligation liability of $34.8 million at December 31, 2017 related to sales of servicing rights, advance curtailment exposure and mortgage loan servicing that it primarily assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with investor, government, or GSE requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
Lease Obligations
The Company leases office space and office equipment under various operating lease agreements with terms expiring through 2026, exclusive of renewal option periods. Rent expense was $18.6 million and $19.1 million for the years ended December 31, 2017 and 2016, respectively. Estimated future minimum rental payments under operating leases at December 31, 2017 are as follows (in thousands):

Amount
2018	$15,452
2019	13,380
2020	10,538
2021	10,602
2022	10,887
Thereafter	22,228
Total	$83,087
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
At December 31, 2017, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $34 million. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $20 million at December 31, 2017. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
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
On November 5, 2015, Walter Energy, together with certain of its subsidiaries, entered into the Walter Energy Asset Purchase Agreement with Coal Acquisition, a Delaware limited liability company formed by members of Walter Energy’s senior lender group, pursuant to which, among other things, Coal Acquisition agreed to acquire substantially all of Walter Energy’s assets and assume certain liabilities, subject to, among other things, a number of closing conditions set forth therein. On January 8, 2016, after conducting a hearing, the Alabama Bankruptcy Court entered an order approving the sale of Walter Energy's assets to Coal Acquisition free and clear of all liens, claims, interests and encumbrances of the debtors. The sale of such assets pursuant to the Walter Energy Asset Purchase Agreement was completed on March 31, 2016 and was conducted under the provisions of Sections 105, 363 and 365 of the Bankruptcy Code. Based on developments in the Alabama bankruptcy proceedings following completion of this asset sale, such asset sale appears to have resulted in (i) limited value remaining in Walter Energy’s bankruptcy estate and (ii) to date, limited recovery for certain of Walter Energy’s unsecured creditors, including the IRS.
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
On January 30, 2017, the Alabama Bankruptcy Court held a hearing at which it denied the IRS's request for entry of a judgment and announced its intent to grant Walter Energy's motion to convert. The Alabama Bankruptcy Court entered an order on February 2, 2017 converting Walter Energy's Chapter 11 bankruptcy to a Chapter 7 liquidation. During February 2017, Andre Toffel was appointed Chapter 7 trustee of Walter Energy's bankruptcy estate.
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
Key Employee Retention Plan
In September 2017, the Company entered into retention agreements with certain key officers of the Company. These agreements set forth retention bonuses to be earned by the key officers through dates as defined in each agreement. The total original retention bonuses to be paid for key officers that meet the related party definition and meet the qualifications of the agreement was $2.8 million, which is earned over the retention period. On February 20, 2018, Anthony N. Renzi resigned from his position as Chief Executive Officer and President of the Company, and therefore forfeited his right to payment of $1.3 million of his original retention bonus, which is included in the total amount above.
31. Separate Financial Information of Subsidiary Guarantors of Indebtedness
In accordance with the Senior Notes Indenture, certain existing and future 100% owned domestic subsidiaries of the Parent Company have fully and unconditionally guaranteed the Senior Notes on a joint and several basis. These guarantor subsidiaries also guarantee the Parent Company's obligations under the 2013 Secured Credit Facilities. The indenture governing the Senior Notes contains customary exceptions under which a guarantor subsidiary may be released from its guarantee without the consent of the holders of the Senior Notes, including (i) the permitted sale, transfer or other disposition of all or substantially all of a guarantor subsidiary's assets or common stock; (ii) the designation of a restricted guarantor subsidiary as an unrestricted subsidiary; (iii) the release of a guarantor subsidiary from its obligation under the 2013 Secured Credit Facilities and its guarantee of all other indebtedness of the Parent Company and other guarantor subsidiaries; and (iv) the defeasance of the obligations of the guarantor subsidiary by payment of the Senior Notes.
Presented below are the condensed consolidating financial information of the Parent Company, the guarantor subsidiaries on a combined basis, and the non-guarantor subsidiaries on a combined basis.

Condensed Consolidating Balance Sheet
December 31, 2017
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$506	$283,463	$2,000	$—	$285,969
Restricted cash and cash equivalents	1,503	67,778	43,545	—	112,826
Residential loans at amortized cost, net	11,602	549,432	424,420	—	985,454
Residential loans at fair value	—	10,423,797	301,435	—	10,725,232
Receivables, net	17,546	545,526	5,835	(444,563)	124,344
Servicer and protective advances, net	—	386,434	408,803	18,196	813,433
Servicing rights, net	—	773,251	—	—	773,251
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	8,733	—	—	8,733
Premises and equipment, net	600	49,613	—	—	50,213
Deferred tax assets, net	2,119	—	—	(719)	1,400
Other assets	27,639	168,119	39,837	—	235,595
Due from affiliates, net	89,429	—	—	(89,429)	—
Investments in consolidated subsidiaries and VIEs	1,453,385	22,781	—	(1,476,166)	—
Total assets	$1,604,329	$13,326,674	$1,225,875	$(1,992,681)	$14,164,197

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$31,922	$958,954	$11,641	$(8,056)	$994,461
Servicer payables	—	116,779	—	—	116,779
Servicing advance liabilities	—	483,462	444,563	(444,563)	483,462
Warehouse borrowings	—	1,085,198	—	—	1,085,198
Servicing rights related liabilities at fair value	—	32	—	—	32
Corporate debt	1,214,663	—	—	—	1,214,663
Mortgage-backed debt	—	—	735,882	—	735,882
HMBS related obligations at fair value	—	9,175,128	—	—	9,175,128
Deferred tax liabilities, net	—	1,567	—	(719)	848
Obligation to fund Non-Guarantor VIEs	—	41,314	—	(41,314)	—
Due to affiliates, net	—	82,381	7,048	(89,429)	—
Total liabilities not subject to compromise	1,246,585	11,944,815	1,199,134	(584,081)	13,806,453
Liabilities subject to compromise	806,937	—	—	—	806,937
Total liabilities	2,053,522	11,944,815	1,199,134	(584,081)	14,613,390

Stockholders' equity (deficit):
Total stockholders' equity (deficit)	(449,193)	1,381,859	26,741	(1,408,600)	(449,193)
Total liabilities and stockholders' equity (deficit)	$1,604,329	$13,326,674	$1,225,875	$(1,992,681)	$14,164,197

Condensed Consolidating Balance Sheet
December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
ASSETS
Cash and cash equivalents	$773	$221,825	$2,000	$—	$224,598
Restricted cash and cash equivalents	1,502	158,204	44,757	—	204,463
Residential loans at amortized cost, net	12,891	189,441	462,877	—	665,209
Residential loans at fair value	—	11,924,043	492,499	—	12,416,542
Receivables, net	97,424	154,852	15,686	—	267,962
Servicer and protective advances, net	—	481,099	688,961	25,320	1,195,380
Servicing rights, net	—	1,029,719	—	—	1,029,719
Goodwill	—	47,747	—	—	47,747
Intangible assets, net	—	11,347	—	—	11,347
Premises and equipment, net	1,181	81,447	—	—	82,628
Assets held for sale	—	65,045	6,040	—	71,085
Other assets	30,789	191,671	19,830	—	242,290
Due from affiliates, net	392,998	—	—	(392,998)	—
Investments in consolidated subsidiaries and VIEs	1,620,339	134,612	—	(1,754,951)	—
Total assets	$2,157,897	$14,691,052	$1,732,650	$(2,122,629)	$16,458,970

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$53,337	$708,070	$5,474	$(7,870)	$759,011
Servicer payables	—	146,332	—	—	146,332
Servicing advance liabilities	—	132,664	650,565	—	783,229
Warehouse borrowings	—	1,203,355	—	—	1,203,355
Servicing rights related liabilities at fair value	—	1,902	—	—	1,902
Corporate debt	2,129,000	—	—	—	2,129,000
Mortgage-backed debt	—	—	943,956	—	943,956
HMBS related obligations at fair value	—	10,509,449	—	—	10,509,449
Deferred tax liabilities, net	—	3,204	1,570	—	4,774
Liabilities held for sale	—	1,179	1,223	—	2,402
Obligation to fund Non-Guarantor VIEs	—	46,417	—	(46,417)	—
Due to affiliates, net	—	392,812	185	(392,997)	—
Total liabilities	2,182,337	13,145,384	1,602,973	(447,284)	16,483,410

Stockholders' equity (deficit):
Total stockholders' equity (deficit)	(24,440)	1,545,668	129,677	(1,675,345)	(24,440)
Total liabilities and stockholders' equity (deficit)	$2,157,897	$14,691,052	$1,732,650	$(2,122,629)	$16,458,970

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2017
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$354,450	$—	$(7,768)	$346,682
Net gains on sales of loans	—	284,391	—	—	284,391
Net fair value gains on reverse loans and related HMBS obligations	—	42,369	50	—	42,419
Interest income on loans	865	1,500	38,830	—	41,195
Insurance revenue	—	3,711	309	(57)	3,963
Other revenues	355	112,209	63,657	(63,611)	112,610
Total revenues	1,220	798,630	102,846	(71,436)	831,260

EXPENSES
General and administrative	95,660	554,098	11,519	(64,439)	596,838
Salaries and benefits	40,763	344,051	—	—	384,814
Interest expense	134,660	81,788	44,855	(59)	261,244
Depreciation and amortization	700	40,010	54	—	40,764
Reorganization items	37,645	—	—	—	37,645
Corporate allocations	(86,309)	86,309	—	—	—
Other expenses, net	564	5,475	5,022	—	11,061
Total expenses	223,683	1,111,731	61,450	(64,498)	1,332,366

OTHER GAINS (LOSSES)
Gain on sale of business	—	67,734	—	—	67,734
Net losses on extinguishment of debt	(1,797)	(2,410)	(1,904)	—	(6,111)
Other net fair value gains (losses)	—	(1,852)	3,860	—	2,008
Other	—	—	7,219	—	7,219
Total other gains (losses)	(1,797)	63,472	9,175	—	70,850

Income (loss) before income taxes	(224,260)	(249,629)	50,571	(6,938)	(430,256)
Income tax expense (benefit)	(24,381)	12,850	8,534	(360)	(3,357)
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(199,879)	(262,479)	42,037	(6,578)	(426,899)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(227,020)	37,036	—	189,984	—
Net income (loss)	$(426,899)	$(225,443)	$42,037	$183,406	$(426,899)

Comprehensive income (loss)	$(426,889)	$(225,443)	$42,037	$183,406	$(426,889)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
REVENUES
Net servicing revenue and fees	$—	$349,822	$—	$(8,831)	$340,991
Net gains on sales of loans	—	409,448	—	—	409,448
Net fair value gains (losses) on reverse loans and related HMBS obligations	—	59,422	(400)	—	59,022
Interest income on loans	1,082	504	44,114	—	45,700
Insurance revenue	—	38,588	4,141	(761)	41,968
Other revenues, net	(1,914)	102,453	68,117	(70,068)	98,588
Total revenues	(832)	960,237	115,972	(79,660)	995,717

EXPENSES
General and administrative	67,583	608,067	14,670	(70,548)	619,772
Salaries and benefits	60,119	460,238	—	—	520,357
Interest expense	144,170	49,769	63,929	(2,087)	255,781
Depreciation and amortization	783	57,946	697	—	59,426
Goodwill and intangible assets impairment	—	326,286	—	—	326,286
Corporate allocations	(119,953)	119,953	—	—	—
Other expenses, net	621	4,434	5,475	—	10,530
Total expenses	153,323	1,626,693	84,771	(72,635)	1,792,152

OTHER GAINS (LOSSES)
Net gains on extinguishment of debt	14,662	—	—	—	14,662
Other net fair value losses	—	(805)	(3,429)	—	(4,234)
Other	(979)	(2,832)	—	—	(3,811)
Total other gains (losses)	13,683	(3,637)	(3,429)	—	6,617

Income (loss) before income taxes	(140,472)	(670,093)	27,772	(7,025)	(789,818)
Income tax expense (benefit)	(5,224)	42,114	7,528	(378)	44,040
Income (loss) before equity in earnings (losses) of consolidated subsidiaries and VIEs	(135,248)	(712,207)	20,244	(6,647)	(833,858)
Equity in earnings (losses) of consolidated subsidiaries and VIEs	(698,610)	13,356	—	685,254	—
Net income (loss)	$(833,858)	$(698,851)	$20,244	$678,607	$(833,858)

Comprehensive income (loss)	$(833,738)	$(698,851)	$20,244	$678,607	$(833,738)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2017
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(71,410)	$496,899	$328,522	$25,061	$779,072

Investing activities
Purchases and originations of reverse loans held for investment	—	(382,769)	—	—	(382,769)
Principal payments received on reverse loans held for investment	—	1,431,049	—	—	1,431,049
Principal payments received on mortgage loans held for investment	1,443	—	185,037	(25,061)	161,419
Payments received on charged-off loans held for investment	—	16,997	—	—	16,997
Payments received on receivables related to Non-Residual Trusts	—	—	14,869	—	14,869
Proceeds from sales of real estate owned, net	83	140,379	3,809	(59)	144,212
Purchases of premises and equipment	(1,099)	(5,042)	—	—	(6,141)
Decrease (increase) in restricted cash and cash equivalents	(2)	2,858	633	—	3,489
Payments for acquisitions of businesses, net of cash acquired	—	(1,004)	—	—	(1,004)
Acquisitions of servicing rights, net	—	(228)	—	—	(228)
Proceeds from sales of servicing rights, net	—	137,301	—	—	137,301
Proceeds from sale of business	—	131,074	—	—	131,074
Cash outflow from deconsolidation of variable interest entities	—	—	(100,951)	—	(100,951)
Notes acquired from servicer and protective advance financing facilities	—	(444,563)	—	444,563	—
Capital contributions to subsidiaries and VIEs	(102,897)	(9,702)	—	112,599	—
Returns of capital from subsidiaries and VIEs	223,999	124,570	—	(348,569)	—
Change in due from affiliates	171,805	13,240	1,165	(186,210)	—
Other	11,779	(5,434)	—	59	6,404
Cash flows provided by investing activities	305,111	1,148,726	104,562	(2,678)	1,555,721

Financing activities
Payments and extinguishments of corporate debt	(186,910)	—	—	—	(186,910)
Proceeds from securitizations of reverse loans	—	464,192	—	—	464,192
Payments on HMBS related obligations	—	(1,992,729)	—	—	(1,992,729)
Issuances of servicing advance liabilities	—	601,270	881,690	—	1,482,960
Payments on servicing advance liabilities	—	(250,473)	(1,534,656)	—	(1,785,129)
Net change in warehouse borrowings related to mortgage loans	—	(546,556)	—	—	(546,556)
Net change in warehouse borrowings related to reverse loans	—	428,399	—	—	428,399
Payments on servicing rights related liabilities	—	(1,415)	—	—	(1,415)
Payments on mortgage-backed debt	—	—	(108,018)	—	(108,018)
Other debt issuance costs paid	(32,573)	(15,055)	(1,677)	—	(49,305)
Sale of notes by servicer and protective advance financing facilities	—	—	444,563	(444,563)	—
Capital contributions	—	27,897	84,702	(112,599)	—
Capital distributions	—	(147,657)	(200,912)	348,569	—
Change in due to affiliates	(14,409)	(173,188)	1,387	186,210	—
Other	(76)	21,328	(163)	—	21,089
Cash flows used in financing activities	(233,968)	(1,583,987)	(433,084)	(22,383)	(2,273,422)

Net increase (decrease) in cash and cash equivalents	(267)	61,638	—	—	61,371
Cash and cash equivalents at the beginning of the year	773	221,825	2,000	—	224,598
Cash and cash equivalents at the end of the year	$506	$283,463	$2,000	$—	$285,969

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries and VIEs	Eliminations and Reclassifications	Consolidated
Cash flows provided by (used in) operating activities	$(204,359)	$203,585	$452,724	$—	$451,950

Investing activities
Purchases and originations of reverse loans held for investment	—	(896,879)	—	—	(896,879)
Principal payments received on reverse loans held for investment	—	1,122,267	—	—	1,122,267
Principal payments received on mortgage loans held for investment	940	—	91,679	—	92,619
Payments received on charged-off loans held for investment	—	23,060	—	—	23,060
Payments received on receivables related to Non-Residual Trusts	—	—	8,110	—	8,110
Proceeds from sales of real estate owned, net	30	107,347	3,714	—	111,091
Purchases of premises and equipment	(595)	(32,271)	—	—	(32,866)
Decrease (increase) in restricted cash and cash equivalents	9,011	(114)	49	—	8,946
Payments for acquisitions of businesses, net of cash acquired	—	(3,066)	—	—	(3,066)
Acquisitions of servicing rights, net	—	(9,794)	—	—	(9,794)
Proceeds from sales of servicing rights, net	—	280,970	—	—	280,970
Capital contributions to subsidiaries and VIEs	—	(26,440)	—	26,440	—
Returns of capital from subsidiaries and VIEs	10,991	33,233	—	(44,224)	—
Change in due from affiliates	126,883	2,372	(5,899)	(123,356)	—
Other	309	(4,958)	—	—	(4,649)
Cash flows provided by investing activities	147,569	595,727	97,653	(141,140)	699,809

Financing activities
Payments and extinguishments of corporate debt	(31,037)	(480)	—	—	(31,517)
Proceeds from securitizations of reverse loans	—	960,157	—	—	960,157
Payments on HMBS related obligations	—	(1,371,375)	—	—	(1,371,375)
Issuances of servicing advance liabilities	—	228,059	1,951,429	—	2,179,488
Payments on servicing advance liabilities	—	(331,376)	(2,294,100)	—	(2,625,476)
Net change in warehouse borrowings related to mortgage loans	—	(151,172)	—	—	(151,172)
Net change in warehouse borrowings related to reverse loans	—	14,139	—	—	14,139
Proceeds from sales of excess servicing spreads and servicing rights	—	34,307	—	—	34,307
Payments on servicing rights related liabilities	—	(22,092)	—	—	(22,092)
Payments on mortgage-backed debt	—	—	(107,598)	—	(107,598)
Other debt issuance costs paid	(528)	(7,206)	(3,305)	—	(11,039)
Capital contributions	—	—	26,440	(26,440)	—
Capital distributions	—	(5,430)	(38,794)	44,224	—
Change in due to affiliates	85,801	(121,164)	(87,993)	123,356	—
Other	(689)	(666)	3,544	—	2,189
Cash flows provided by (used in) financing activities	53,547	(774,299)	(550,377)	141,140	(1,129,989)

Net increase (decrease) in cash and cash equivalents	(3,243)	25,013	—	—	21,770
Cash and cash equivalents at the beginning of the year	4,016	196,812	2,000	—	202,828
Cash and cash equivalents at the end of the year	$773	$221,825	$2,000	$—	$224,598

32. Related-Party Transactions
WCO was established to invest in mortgage-related assets. In November 2016, WCO entered into a series of agreements whereby it agreed to sell substantially all of its assets, which included the sale of substantially all of its MSR portfolio, to NRM. In connection with the December 2016 closing of the transactions relating thereto, WCO commenced liquidation activities and is currently projecting the fourth quarter of 2018 as the end date for winding down its operations.
The Company's investment in WCO was $7.8 million and $19.4 million at December 31, 2017 and 2016, respectively. The Company recorded losses relating to its investment in WCO of $0.1 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively. Additionally, the Company received dividends of $11.5 million and $1.0 million from WCO during the years ended December 31, 2017 and 2016, respectively.
During 2016, the Company served as investment manager for WCO pursuant to a management agreement. During the third quarter of 2017, the Company and WCO terminated the management agreement and entered into a services agreement, under which the Company currently provides non-investment advisory and administrative services to WCO. The Company earned fees for providing these services to WCO of $0.2 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively, which are recorded in other revenues on the consolidated statements of comprehensive loss. The Company had less than $0.1 million and $0.9 million included in receivables, net on the consolidated balance sheets at December 31, 2017 and 2016, respectively, relating to fees earned for the aforementioned services provided to WCO, as well as pass-throughs to WCO related to general and administrative and payroll-related expenses at December 31 2016.
During the third quarter of 2017, the Company entered into an interest purchase agreement with WCO to repurchase Marix, formerly a wholly-owned subsidiary of the Company, for $0.7 million. The transfer was completed on February 28, 2018.
WCO lacks sufficient equity at risk to finance its activities without subordinated financial support and, as such, is a VIE. WCO’s board of directors has decision making authority as it relates to the activities that most significantly impact the economic performance of WCO, including making decisions related to significant investments, servicing, capital and debt financing. As a result, the Company is not deemed to be the primary beneficiary of WCO as it does not have the power to direct the activities that most significantly impact WCO’s economic performance.
The following table presents the carrying amounts of the Company’s assets and liabilities that relate to WCO, as well as the size of the unconsolidated VIE (in thousands):

	Carrying Value of Assets and Liabilities Recorded on the Consolidated Balance Sheets
	Servicer and Protective Advances, Net	Receivables, Net	Other Assets (1)	Payables and Accrued Liabilities	Net Assets	Size of VIE (2)
December 31, 2017	$4,670	$50	$7,816	$—	$12,536	$23,543
December 31, 2016	6,980	$1,392	19,403	(1,353)	26,422	194,556
__________

(1)	Other assets at December 31, 2017 and 2016 are primarily comprised of the Company's investment in WCO.

(2)	The size of the VIE is deemed to be WCO's net assets.

33. Quarterly Results of Operations (Unaudited)
The following tables summarize the Company’s unaudited consolidated results of operations on a quarterly basis for the years ended December 31, 2017 and 2016. The sum of the quarterly earnings (loss) per share amounts do not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares.
Quarterly results of operations are summarized as follows (in thousands, except per share data):

	For the 2017 Quarters Ended
	December 31	September 30	June 30	March 31
Total revenues	$200,544	$176,644	$208,787	$245,285
Total expenses	422,916	303,146	292,595	313,709
Total other gains (losses)	4,023	2,824	(8,807)	72,810
Income (loss) before income taxes (1)	(218,349)	(123,678)	(92,615)	4,386
Income tax expense (benefit)	(5,384)	455	1,694	(122)
Net income (loss)	$(212,965)	$(124,133)	$(94,309)	$4,508
Basic and diluted earnings (loss) per common and common equivalent share	$(5.70)	$(3.38)	$(2.58)	$0.12
__________

(1)
A significant portion of the Company's asset and liabilities are carried at fair value and as a result, the Company’s net income or loss can be materially impacted quarter over quarter by gains and losses resulting from changes in valuation inputs and other assumptions used in the fair value of the assets and liabilities.

	For the 2016 Quarters Ended
	December 31 (2)	September 30 (2)	June 30 (2)	March 31
Total revenues	$444,143	$297,330	$187,473	$66,771
Total expenses	417,229	465,795	565,706	343,422
Total other gains (losses)	(74)	10,282	(1,351)	(2,240)
Income (loss) before income taxes (1)	26,840	(158,183)	(379,584)	(278,891)
Income tax expense (benefit)	(15,234)	55,084	110,379	(106,189)
Net income (loss)	$42,074	$(213,267)	$(489,963)	$(172,702)
Basic and diluted earnings (loss) per common and common equivalent share	$1.16	$(5.90)	$(13.68)	$(4.85)
__________

(1)
A significant portion of the Company's asset and liabilities are carried at fair value and as a result, the Company’s net income or loss can be materially impacted quarter over quarter by gains and losses resulting from changes in valuation inputs and other assumptions used in the fair value of the assets and liabilities.

(2)
The Company recorded goodwill impairment losses of $215.4 million, $91.0 million and $13.2 million during the second, third and fourth quarters of 2016, respectively. Refer to Note 15 for further information.

Ditech Holding Corporation
Schedule I
Financial Information
(Parent Company Only)
(Debtor-in-Possession)
(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$506	$773
Restricted cash and cash equivalents	1,503	1,502
Residential loans at amortized cost, net	11,602	12,891
Receivables, net	17,546	97,424
Premises and equipment, net	600	1,181
Deferred tax assets, net	2,119	—
Other assets	27,639	30,789
Due from affiliates, net	89,429	392,998
Investments in consolidated subsidiaries and VIEs	1,453,385	1,620,339
Total assets	$1,604,329	$2,157,897

LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued liabilities	$31,922	$53,337
Corporate debt	1,214,663	2,129,000
Total liabilities not subject to compromise	1,246,585	2,182,337
Liabilities subject to compromise	806,937	—
Total liabilities	2,053,522	2,182,337

Stockholders' deficit:
Preferred stock, $0.01 par value per share:
Authorized - 10,000,000 shares
Issued and outstanding - 0 shares at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares
Issued and outstanding - 37,373,616 and 36,391,129 shares at December 31, 2017 and 2016, respectively	374	364
Additional paid-in capital	598,193	596,067
Accumulated deficit	(1,048,817)	(621,804)
Accumulated other comprehensive income	1,057	933
Total stockholders' deficit	(449,193)	(24,440)
Total liabilities and stockholders' deficit	$1,604,329	$2,157,897
The accompanying notes are an integral part of the consolidated financial statements.

Ditech Holding Corporation
Schedule I
Financial Information
(Parent Company Only)
(Debtor-in-Possession)
(in thousands)

	For the Years Ended December 31,
	2017	2016
REVENUES
Interest income on loans	$865	$1,082
Other revenues, net	355	(1,914)
Total revenues	1,220	(832)

EXPENSES
Interest expense	134,660	144,170
General and administrative	95,660	67,583
Salaries and benefits	40,763	60,119
Reorganization items	37,645	—
Depreciation and amortization	700	783
Corporate allocations	(86,309)	(119,953)
Other expenses, net	564	621
Total expenses	223,683	153,323

OTHER GAINS (LOSSES)
Net gains (losses) on extinguishment of debt	(1,797)	14,662
Other	—	(979)
Total other gains (losses)	(1,797)	13,683

Loss before income taxes	(224,260)	(140,472)
Income tax benefit	(24,381)	(5,224)
Loss before equity in losses of consolidated subsidiaries and VIEs	(199,879)	(135,248)
Equity in losses of consolidated subsidiaries and VIEs	(227,020)	(698,610)
Net loss	$(426,899)	$(833,858)

Comprehensive loss	$(426,889)	$(833,738)
The accompanying notes are an integral part of the consolidated financial statements.

Ditech Holding Corporation
Schedule I
Financial Information
(Parent Company Only)
(Debtor-in-Possession)
(in thousands)

	For the Years Ended December 31,
	2017	2016
Cash flows used in operating activities	$(71,410)	$(204,359)

Investing activities
Principal payments received on mortgage loans held for investment	1,443	940
Proceeds from sales of real estate owned, net	83	30
Purchases of premises and equipment	(1,099)	(595)
Decrease (increase) in restricted cash and cash equivalents	(2)	9,011
Capital contributions to subsidiaries and VIEs	(102,897)	—
Returns of capital from subsidiaries and VIEs	223,999	10,991
Change in due from affiliates	171,805	126,883
Other	11,779	309
Cash flows provided by investing activities	305,111	147,569

Financing activities
Payments and extinguishments of corporate debt	(186,910)	(31,037)
Other debt issuance costs paid	(32,573)	(528)
Change in due to affiliates	(14,409)	85,801
Other	(76)	(689)
Cash flows provided by (used in) financing activities	(233,968)	53,547

Net decrease in cash and cash equivalents	(267)	(3,243)
Cash and cash equivalents at the beginning of the year	773	4,016
Cash and cash equivalents at the end of the year	$506	$773
The accompanying notes are an integral part of the consolidated financial statements.

Ditech Holding Corporation
Schedule I
Notes to the Parent Company Financial Statements

(Debtor-in-Possession)
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
The accompanying Parent Company financial statements have been prepared in accordance with GAAP. The preparation of these Parent Company financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These Parent Company financial statements include certain intercompany allocations to its subsidiaries that management believes have been made on a reasonable basis. These costs primarily include executive salaries and other centralized business functions. Refer to Note 28 to the Consolidated Financial Statements for additional information on intercompany allocations.
2. Emergence from Reorganization Proceedings
On November 30, 2017, Walter Investment Management Corp. filed a Bankruptcy Petition under the Bankruptcy Code to pursue the Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the Prepackaged Plan. On February 9, 2018, the Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the Chapter 11 Case. The Company continued to operate throughout the Chapter 11 Case and upon emergence changed its name to Ditech Holding Corporation. From and after effectiveness of the Prepackaged Plan, the Company has continued, in its previous organizational form, to carry out its business. The Parent Company’s emergence from the Chapter 11 Case has resolved the significant risks and uncertainties which previously raised substantial doubt about the Parent Company’s ability to continue as a going concern.
The impact of the emergence from reorganization proceedings on the Company's debt and equity is discussed in further detail in Notes 21, 24 and 26 to the Consolidated Financial Statements.
Reorganization Items
The Parent Company's reorganization items consist of the following (in thousands):

For the Year Ended December 31, 2017
Write off of deferred debt issuance costs	$34,406
Legal and professional fees (1)	3,098
Other expenses (2)	141
Total reorganization items	$37,645
__________

(1)	Professional fees are directly related to the reorganization.

(2)	Other expenses consist of the U.S. Trustee fees and costs related to licensing matters.
During the year ended December 31, 2017, no cash payments were made for reorganization items.

Liabilities Subject to Compromise
Liabilities subject to compromise include unsecured or under-secured liabilities incurred prior to the Petition Date. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 Case and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. Additionally, liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are subject to the automatic stay or an approved motion of the Bankruptcy Court.
The Parent Company's liabilities subject to compromise consist of the following (in thousands):

December 31, 2017
Senior Notes	$538,662
Convertible Notes	242,468
Accrued interest(1)	25,807
Total liabilities subject to compromise	$806,937
__________

(1)
Represents accrued interest on the Senior Notes and Convertible Notes as of November 30, 2017, the date the Company filed the Bankruptcy Petition. As interest on the Senior Notes and Convertible Notes subsequent to November 30, 2017 was not expected to be an allowed claim, this amount, as well as interest expense reported on the consolidated statement of comprehensive loss for the year ended December 31, 2017 excludes $4.4 million of interest on the Senior Notes and Convertible that otherwise would have been accrued for the month of December 2017.

On the Effective Date, all of the Company's obligations under the previously outstanding Convertible Notes and Senior Notes listed above were extinguished. Previously outstanding debt interests were exchanged for Second Lien Notes, preferred stock, Series A Warrants and Series B Warrants.
Fresh Start Accounting
The Company believes that the conditions will be met to qualify under GAAP for fresh start accounting, and accordingly expects to adopt fresh start accounting effective February 10, 2018. The actual impact at emergence on February 9, 2018 will be reported in the Company's Form 10-Q for the first quarter of 2018. The financial statements as of February 10, 2018 and for subsequent periods are expected to report the results of the successor with no beginning retained earnings. Any presentation of the successor represents the financial position and results of operations of the successor and will not be comparable to prior periods.
3. Supplemental Disclosures of Cash Flow Information
The Parent Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$93,327	$123,369
Cash paid (received) for taxes	(72,982)	61,289
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Real estate owned acquired through foreclosure	501	806
Residential loans originated to finance the sale of real estate owned	657	540
Contributions to subsidiaries	184,474	68,637
Distributions from subsidiaries	4,474	14,727
4. Guarantees
Refer to Note 29 to the Consolidated Financial Statements for certain guarantees made by the Parent Company in regards to Ditech Financial and RMS. In addition to these guarantees, all obligations of Ditech Financial and RMS under master repurchase agreements and certain servicing advance facilities are guaranteed by the Parent. The Parent also guarantees certain subsidiary obligations such as agreements to perform servicing in accordance with contract terms.