Form 10-Q
period 2018-03-31
DITECH HOLDING Corp
filed 2018-06-06
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The registrant had 4,626,508 shares of common stock outstanding as of May 18, 2018.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets as of March 31, 2018 (Successor) (unaudited) and December 31, 2017 (Predecessor)	3
Consolidated Statements of Comprehensive Income (Loss) for the Period From February 10, 2018 Through March 31, 2018 (Successor) (unaudited), the Period From January 1, 2018 Through February 9, 2018 (Predecessor) (unaudited), and for the Three Months Ended March 31, 2017 (Predecessor) (unaudited)	5
Consolidated Statement of Stockholders' Equity (Deficit) for the Period From February 10, 2018 Through March 31, 2018 (Successor) (unaudited) and for the Period From January 1, 2018 through February 9, 2018 (Predecessor) (unaudited)	6
Consolidated Statements of Cash Flows for the Period From February 10, 2018 Through March 31, 2018 (Successor) (unaudited), the Period From January 1, 2018 Through February 9, 2018 (Predecessor) (unaudited) and the Three Months Ended March 31, 2017 (Predecessor) (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	64
Item 3. Quantitative and Qualitative Disclosures About Market Risk	127
Item 4. Controls and Procedures	129

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	131
Item 1A. Risk Factors	134
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	134
Item 3. Defaults Upon Senior Securities	134
Item 4. Mine Safety Disclosures	134
Item 5. Other Information	134
Item 6. Exhibits	134
Index to Exhibits	135
Signatures	139

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor	Predecessor
	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Cash and cash equivalents	$216,806	$285,969
Restricted cash and cash equivalents	92,389	112,826
Residential loans at amortized cost, net (includes $706 and $6,347 in allowance for loan losses at March 31, 2018 and December 31, 2017, respectively)	467,690	985,454
Residential loans at fair value	10,959,582	10,725,232
Receivables, net (includes $3,484 and $5,608 at fair value at March 31, 2018 and December 31, 2017, respectively)	118,045	124,344
Servicer and protective advances, net (includes $3,259 and $164,225 in allowance for uncollectible advances at March 31, 2018 and December 31, 2017, respectively)	650,423	813,433
Servicing rights, net (includes $675,176 and $714,774 at fair value at March 31, 2018 and December 31, 2017, respectively)	734,696	773,251
Goodwill	—	47,747
Intangible assets, net	41,170	8,733
Premises and equipment, net	79,167	50,213
Deferred tax assets, net	1,213	1,400
Other assets (includes $30,736 and $29,394 at fair value at March 31, 2018 and December 31, 2017, respectively)	367,517	235,595
Total assets	$13,728,698	$14,164,197
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities (includes $3,406 and $1,282 at fair value at March 31, 2018 and December 31, 2017, respectively)	$950,430	$994,493
Servicer payables	113,679	116,779
Servicing advance liabilities	364,881	483,462
Warehouse borrowings	1,389,648	1,085,198
Corporate debt	1,263,635	1,214,663
Mortgage-backed debt (includes $717,188 and $348,682 at fair value at March 31, 2018 and December 31, 2017, respectively)	717,188	735,882
HMBS related obligations at fair value	8,798,059	9,175,128
Deferred tax liabilities, net	932	848
Total liabilities not subject to compromise	13,598,452	13,806,453
Liabilities subject to compromise	—	806,937
Total liabilities	13,598,452	14,613,390
Commitments and contingencies (Note 23)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share (Successor and Predecessor):
Authorized - 10,000,000 shares, including 100,000 shares of mandatorily convertible preferred stock (Successor) and 10,000,000 shares (Predecessor)
Issued and outstanding - 99,931 shares at March 31, 2018 (Successor) and 0 shares at December 31, 2017 (Predecessor) (liquidation preference $100,976)	1	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares (Successor and Predecessor)
Issued and outstanding - 4,260,433 shares at March 31, 2018 (Successor) and 37,373,616 shares at December 31, 2017 (Predecessor)	43	374
Additional paid-in capital	184,344	598,193
Accumulated deficit	(54,149)	(1,048,817)
Accumulated other comprehensive income	7	1,057
Total stockholders' equity (deficit)	130,246	(449,193)
Total liabilities and stockholders' equity (deficit)	$13,728,698	$14,164,197

The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the consolidated balance sheets above (in thousands). The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities.

	Successor	Predecessor
	March 31, 2018	December 31, 2017
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$30,311	$44,376
Residential loans at amortized cost, net	—	424,420
Residential loans at fair value	585,637	301,435
Receivables, net	4,853	5,824
Servicer and protective advances, net	345,922	446,799
Other assets	165,119	39,837
Total assets	$1,131,842	$1,262,691

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$50,827	$3,086
Servicing advance liabilities	315,325	444,563
Mortgage-backed debt (includes $717,188 and $348,682 at fair value at March 31, 2018 and December 31, 2017, respectively)	717,188	735,882
Total liabilities	$1,083,340	$1,183,531
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
REVENUES
Net servicing revenue and fees	$48,355	$128,685	$113,187
Net gains on sales of loans	28,518	27,963	74,356
Net fair value gains on reverse loans and related HMBS obligations	889	10,576	14,702
Interest income on loans	376	3,387	10,980
Insurance revenue	—	—	3,963
Other revenues	13,077	16,662	28,097
Total revenues	91,215	187,273	245,285

EXPENSES
General and administrative	54,525	50,520	131,627
Salaries and benefits	46,782	40,408	107,957
Interest expense	29,896	38,756	60,410
Goodwill and intangible assets impairment	9,960	—	—
Depreciation and amortization	4,694	3,810	10,932
Other expenses, net	(198)	229	2,783
Total expenses	145,659	133,723	313,709

OTHER GAINS (LOSSES)
Reorganization items and fresh start accounting adjustments	(110)	464,563	—
Net losses on extinguishment of debt	—	(864)	—
Other net fair value gains	594	3,740	5,083
Gain on sale of business	—	—	67,727
Total other gains	484	467,439	72,810

Income (loss) before income taxes	(53,960)	520,989	4,386
Income tax expense (benefit)	189	(18)	(122)
Net income (loss)	$(54,149)	$521,007	$4,508

Comprehensive income (loss)	$(54,142)	$521,007	$4,491

Net income (loss)	$(54,149)	$521,007	$4,508
Basic earnings (loss) per common and common equivalent share	$(12.73)	$13.94	$0.12
Diluted earnings (loss) per common and common equivalent share	$(12.73)	$13.92	$0.12
Weighted-average common and common equivalent shares outstanding — basic	4,253	37,374	36,412
Weighted-average common and common equivalent shares outstanding — diluted	4,253	37,424	36,812
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Predecessor
Balance at January 1, 2018	—	$—	37,373,616	$374	$598,193	$(1,048,817)	$1,057	$(449,193)
Adoption of ASC 610	—	—	—	—	—	(40,670)	—	(40,670)
Net income	—	—	—	—	—	521,007	—	521,007
Share-based compensation	—	—	—	—	538	—	—	538
Fresh start and reorganization adjustments	100,000	1	(33,121,116)	(331)	(414,387)	568,480	(1,057)	152,706
Balance at February 9, 2018	100,000	1	4,252,500	43	184,344	—	—	184,388

Successor
Net loss	—	—	—	—	—	(54,149)	—	(54,149)
Other comprehensive income, net of tax	—	—	—	—	—	—	7	7
Conversion of preferred stock to common stock	(69)	—	7,933	—	—	—	—	—
Balance at March 31, 2018	99,931	$1	4,260,433	$43	$184,344	$(54,149)	$7	$130,246
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Operating activities
Net income (loss)	$(54,149)	$521,007	$4,508

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(889)	(10,576)	(14,702)
Amortization of servicing rights	2,488	2,187	5,025
Change in fair value of servicing rights	20,343	(64,663)	53,516
Change in fair value of charged-off loans	(265)	(5,746)	(10,133)
Other net fair value gains	(1,180)	(3,055)	(3,363)
Accretion of discounts on residential loans and advances	(29)	(325)	(928)
Accretion of discounts on debt and amortization of deferred debt issuance costs	3,468	19,831	7,740
Provision for uncollectible advances	2,611	306	9,666
Depreciation and amortization of premises and equipment and intangible assets	4,694	3,810	10,932
Provision (benefit) for deferred income taxes	246	24	(330)
Share-based compensation	—	538	865
Purchases and originations of residential loans held for sale	(1,647,001)	(1,207,155)	(5,187,091)
Proceeds from sales of and payments on residential loans held for sale	1,332,307	1,428,953	5,301,187
Net gains on sales of loans	(28,518)	(27,963)	(74,356)
Gain on sale of business	—	—	(67,727)
Goodwill and intangible assets impairment	9,960	—	—
Non-cash reorganization items	—	(403,174)	—
Non-cash fresh start accounting adjustments	—	(77,229)	—
Other	223	987	2,506

Changes in assets and liabilities
Decrease (increase) in receivables	34,242	(27,855)	8,812
Decrease in servicer and protective advances	71,340	64,010	180,432
Decrease (increase) in other assets	1,123	(27,485)	(7,418)
Increase (decrease) in payables and accrued liabilities	(35,883)	28,780	(82,751)
Increase (decrease) in servicer payables	4,275	(7,375)	(8,273)
Cash flows provided by (used in) operating activities	(280,594)	207,832	128,117

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)
	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Investing activities
Purchases and originations of reverse loans held for investment	$(30,962)	$(39,937)	$(130,269)
Principal payments received on reverse loans held for investment	155,667	144,489	277,262
Principal payments received on mortgage loans held for investment	9,864	8,880	23,981
Payments received on charged-off loans held for investment	2,492	1,247	5,025
Payments received on receivables related to Non-Residual Trusts	833	1,727	3,754
Proceeds from sales of real estate owned, net	26,446	17,862	34,344
Purchases of premises and equipment	(769)	(268)	(469)
Proceeds from sales of servicing rights, net	11,836	94,994	29,673
Proceeds from sale of business	—	—	131,067
Other	(497)	(1,563)	8,611
Cash flows provided by investing activities	174,910	227,431	382,979

Financing activities
Payments on corporate debt	(7,500)	(110,590)	(21,285)
Proceeds from securitizations of reverse loans	52,983	27,881	154,316
Payments on HMBS related obligations	(212,521)	(310,000)	(400,693)
Issuances of servicing advance liabilities	350,873	5,444	328,341
Payments on servicing advance liabilities	(373,806)	(101,093)	(449,636)
Net change in warehouse borrowings related to mortgage loans	320,327	(190,104)	(116,795)
Net change in warehouse borrowings related to reverse loans	62,011	112,216	8,117
Payments on mortgage-backed debt	(13,716)	(8,876)	(28,619)
Other debt issuance costs paid	(12,236)	(10,472)	(964)
Other	—	—	(1,441)
Cash flows provided by (used in) financing activities	166,415	(585,594)	(528,659)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	60,731	(150,331)	(17,563)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of the period	248,464	398,795	429,061
Cash and cash equivalents and restricted cash and cash equivalents at end of the period	$309,195	$248,464	$411,498

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$31,657	$17,734	$46,903
Cash received for taxes	(285)	(244)	(5,591)
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
Ditech Holding Corporation and its subsidiaries, or the Company (formerly Walter Investment Management Corp.), is an independent servicer and originator of mortgage loans and servicer of reverse mortgage loans. Through the consumer, correspondent and wholesale lending channels, the Company originates and purchases residential mortgage loans that are predominantly sold to GSEs and government agencies. The Company services a wide array of loans across the credit spectrum for its own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. The Company also operates two complementary businesses: asset receivables management and real estate owned property management and disposition.
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
The Company operates throughout the U.S. through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 22 for additional information related to segment reporting.
Certain acronyms and terms used throughout these notes are defined in the Glossary of Terms in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Fresh Start Accounting
The Company met the conditions to qualify under GAAP for fresh start accounting, and accordingly adopted fresh start accounting effective February 10, 2018. The actual impact of fresh start accounting at emergence on February 9, 2018 is shown in Note 3. The financial statements as of February 10, 2018 and for subsequent periods report the results of the Successor with no beginning retained earnings. Any presentation of the Successor represents the financial position and results of operations of the Successor and is not comparable to prior periods.
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
Interim Financial Reporting
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and related notes required by GAAP for complete Consolidated Financial Statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These unaudited interim Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Revenue Recognition
In May 2014, the FASB issued new revenue recognition guidance that supersedes most industry-specific guidance but does exclude insurance contracts and financial instruments. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. This guidance was effective for the Company beginning January 1, 2018. The Company adopted the guidance using the modified retrospective method. The Company has reviewed the scope of the guidance and monitored the determinations of the FASB Transition Resource Group and concluded that the Company's most significant revenue streams are not within the scope of the standard because the standard does not apply to revenue on contracts accounted for under the transfers and servicing of financial assets or financial instruments standards. Therefore, revenue recognition for these contracts remained unchanged. The Company has determined that certain immaterial revenue streams are within the scope of the guidance; however, the guidance did not impact current revenue recognition patterns for these in scope revenue streams and contracts. Accordingly, the adoption of this guidance did not have a significant impact on the consolidated financial statements.
Recent Accounting Guidance
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

In October 2016, the FASB issued an accounting standards update that amends the guidance on the classification of income taxes related to the intra-entity transfer of assets other than inventory. This guidance was effective for the Company beginning January 1, 2018. The adoption of this guidance did not have a significant impact on the consolidated financial statements.
In November 2016, the FASB issued an accounting standards update that amends the guidance on restricted cash within the statement of cash flows. The update amends the classification of restricted cash and cash equivalents to be included within cash and cash equivalents when reconciling the beginning and ending cash amounts. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. This guidance was effective for the Company beginning January 1, 2018, and was applied retrospectively. The adoption impacted the presentation of the cash flows, but did not otherwise have a material impact on the consolidated results of operations or financial condition. For the three months ended March 31, 2017, cash flows provided by operating activities decreased by $18.6 million, cash flows provided by investing activities increased by $1.9 million, and cash flows used in financing activities increased by $13.4 million.
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
In January 2017, the FASB issued an accounting standards update that amends the guidance on goodwill. Under the update, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, while not exceeding the carrying value of goodwill. The update eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has adopted this guidance to impairment tests effective January 1, 2018.
In February 2017, the FASB issued an accounting standards update that amends the guidance on derecognition of nonfinancial assets. This guidance clarifies the scope and accounting of a financial asset that meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. It also adds guidance for partial sales of nonfinancial assets. This guidance was effective for the Company beginning January 1, 2018. The adoption of this guidance resulted in changes to the statement of financial position, including (i) a reduction of $115.0 million in residential loans at amortized cost, net, (ii) an increase of $123.1 million in other assets, (iii) an increase of $40.7 million in accumulated deficit and (iv) an increase of $48.7 million in accrued liabilities under the modified retrospective adoption method. Additionally, the pattern of recognition of certain interest payments will change for properties where the Company finances sales of real estate owned and the Company has determined that collection of substantially all consideration is not yet probable.
In May 2017, the FASB issued an accounting standards update that amends the guidance on share-based compensation. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance was effective for the Company beginning January 1, 2018. The new guidance was applied prospectively to awards modified on or after the adoption date. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
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

2. Liquidity
In the normal course of business, the Company utilizes mortgage loan servicing advance facilities and master repurchase agreements with various counterparties to finance, on a short-term basis, mortgage loan related servicing advances, the repurchase of HECMs out of Ginnie Mae securitization pools, and funding of newly originated mortgage loans. Each of these facilities is typically subject to annual renewal and contain provisions, that in certain circumstances, could prevent the Company from utilizing any unused capacity under such facility and/or that could accelerate the repayment of amounts under such facility.
The Company’s ability to fund its operating businesses is a significant factor that affects its liquidity and its ability to operate and grow its businesses. The Company’s subsidiaries are dependent on the ability to secure these types of arrangements on acceptable terms and to renew, replace or resize existing financing facilities as they expire. Continued growth in Ginnie Mae buyout loan activity will require the Company to continue to seek additional Ginnie Mae buyout financing or to otherwise sell or securitize Ginnie Mae buyout assets.
Certain of these and other financing arrangements contain restrictions, covenants, and representations and warranties that, among other conditions, require the Company to satisfy specified financial covenants and asset eligibility. In the past, the Company has obtained waivers or amendments from certain lenders in order to maintain compliance with certain covenants and other terms of the financing facilities.
If the Company fails to renew or to comply with the terms of a facility that results in an event of default or breach of covenant without obtaining a waiver or amendment, the Company may be subject to cross default provisions with other indebtedness, termination of future funding, enforcement of liens against assets securing the respective facility, acceleration of outstanding obligations, or other adverse actions.
The Company intends to renew, replace, or extend its facilities and may seek waivers or amendments in the future, if necessary. The Company has historical experience in renewing, replacing and extending these facilities and obtaining waivers or amendments as needed. There can be no assurance that these or other actions will be successful.
Recent Actions
The following actions have been completed or are currently in process:

•
As discussed in Note 3, the Company emerged from the Chapter 11 Case on February 9, 2018, resulting in approximately $807 million of corporate debt and accrued interest being extinguished. Contemporaneously, the Company issued $250 million aggregate principal amount of Second Lien Notes.

•
On March 29, 2018, the Company entered into an agreement with the Term Lenders to waive certain covenants through 2019 in exchange for an additional incremental minimum paydown of no less than $30 million from March 29, 2018 to December 31, 2018.

•
On April 23, 2018, the Company entered into an additional master repurchase agreement that provides up to $212.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year.

•
The Company is currently working with new lenders to increase and diversify financing capacity for reverse Ginnie Mae buyout loans and new mortgage loan originations in an amount sufficient to provide adequate financing capacity. During the first quarter of 2018, the Company engaged an advisor to help market and sell a pool of defaulted reverse Ginnie Mae buyout loans that are owned by the Company and financed under its existing financing facilities.

•
In May 2018, Ditech Financial and RMS amended their respective master repurchase agreements, as well as the DAAT Facility and DPATII Facility, to provide for an extension to the deadline to deliver unaudited quarterly and monthly financial statements in respect to Ditech Financial, RMS and Ditech Holding for the quarter ended March 31, 2018 and the month ended April 30, 2018. As a result of such amendments, Ditech Financial and RMS are permitted to deliver the relevant unaudited quarterly financial statements for the quarter ended March 31, 2018 within 73 days (formerly 45 days under the master repurchase agreements and 60 days under the DAAT Facility and DPATII Facility) and the relevant unaudited monthly financial statements for the month ended April 30, 2018 within 60 days (formerly 30 days under the Ditech Financial Exit Master Repurchase Agreement and 45 days under RMS's master repurchase agreements) before triggering a default or event of default or otherwise constituting a breach of any representation, warranty or covenant under its master repurchase agreements or the DAAT Facility and DPATII Facility. Additionally, the profitability covenants included in the DAAT Facility, the DPATII Facility and the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ending June 30, 2018, as applicable to the terms of each agreement.

Strategic plans designed to continue to improve the Company’s liquidity include the following:

•
The Company’s leadership team continues the transformation of the operating businesses by evaluating and implementing further cost reductions, operational enhancements and streamlining of the businesses and reduction of leverage.

•
For the Servicing business, the Company continues to sell servicing rights to third parties on a selective basis while continuing to grow the subservicing business with third-party servicing rights owners.

•	Disposition of assets that are not necessary to support the Company’s business strategies including the sale or securitization of reverse Ginnie Mae buyout loans.
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
Reorganization Items
The Company's reorganization items consists of the following (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018
Gain on cancellation of corporate debt	$—	$556,937
Less: issuance of new equity to Convertible and Senior Noteholders	—	153,764
Net gain on cancellation of corporate debt	—	403,173
Less:
Legal and professional fees (1)	—	12,461
Other expenses	110	3,378
Total expenses	110	15,839
Total reorganization items	(110)	387,334
Fresh start accounting adjustments	—	77,229
Reorganization items and fresh start accounting adjustments	$(110)	$464,563
__________

(1)	Professional fees are directly related to the reorganization.
During the period from February 10, 2018 through March 31, 2018 and the period from January 1, 2018 through February 9, 2018, the Company made cash payments for reorganization items of less than $0.1 million and $5.7 million, respectively.
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

Liabilities subject to compromise consists of the following (in thousands):

Predecessor
December 31, 2017
Senior Notes	$538,662
Convertible Notes	242,468
Accrued interest (1)	25,807
Total liabilities subject to compromise	$806,937
__________

(1)
Represents accrued interest on the Senior Notes and Convertible Notes as of November 30, 2017, the date the Company filed the Bankruptcy Petition. As interest on the Senior Notes and Convertible Notes subsequent to November 30, 2017 was not expected to be an allowed claim, this amount excludes interest that would have been accrued subsequent to November 30, 2017. For the period from January 1, 2018 through February 9, 2018, interest expense reported on the consolidated statement of comprehensive income (loss) excludes $5.9 million of interest on the Senior Notes and Convertible Notes that otherwise would have been accrued for the period.

On the Effective Date, all of the Company's obligations under the previously outstanding Convertible Notes and Senior Notes listed above were extinguished. Previously outstanding debt interests were exchanged for Second Lien Notes, common stock, Mandatorily Convertible Preferred Stock, Series A Warrants and/or Series B Warrants, as applicable.
Fresh Start Accounting
The Company met the conditions to qualify under GAAP for fresh start accounting, and accordingly, adopted fresh start accounting effective February 10, 2018. The actual impact at emergence on February 9, 2018 is shown below. The financial statements as of February 10, 2018 and for subsequent periods report the results of the Successor with no beginning retained earnings. Any presentation of the Successor represents the Company's financial position and results of operations post-emergence and is not comparable to prior periods.
Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor’s assets before considering liabilities, and the excess of reorganization value over the fair value of identified tangible and intangible assets is reported separately on the consolidated balance sheet in the Successor periods as goodwill.
The Company, with the assistance of external valuation specialists, estimated the enterprise value of the Company upon emergence from the Chapter 11 Case to be approximately $1.4 billion to $1.5 billion. Enterprise value is defined as the total invested capital, which includes cash and cash equivalents. The estimate is based on the aggregate fair value of total equity of the Company as approved by the Bankruptcy Court and the aggregate fair value of total debt of the Company. The equity of the Company consists of its publicly-traded common stock, Mandatorily Convertible Preferred Stock, Series A Warrants, and Series B Warrants. The debt of the Company consists of a 2018 Credit Agreement and Second Lien Notes Indenture.
In determining the value of total equity, the Company relied on the publicly-traded common stock price as of the time of emergence and the following 30 days, which was considered a level one input, and used a Monte-Carlo simulation to solve for the aggregate equity value across all classes of equity. A Monte-Carlo simulation is an analytical method used to estimate value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes from these trial runs. With the Monte-Carlo simulation, the Company was able to consider the rights and features of each of the equity classes and estimate a total equity value, which resulted in a common stock price equivalent to the publicly-traded price as of the time of emergence. The primary assumptions used in the simulation were risk-free rate, volatility, and terms consistent with the rights and features of the various equity classes.
In estimating the fair value of total debt, a synthetic credit rating analysis was performed based on the underlying financial metrics of the Company to estimate the nonperformance risk and determine appropriate market spreads for each debt security. With the resulting credit rating, market yields were observed for various indices with similar credit ratings, as well as consideration of similar rated bonds, with similar maturity dates. The range of implied credit spreads considered in the valuations were 6.0% to 8.0% and the range of implied yields considered in the valuations were 13.5% to 15.5%.

Pursuant to fresh start accounting, the Company allocated the determined reorganization value to the Successor Company’s assets at emergence as follows (in thousands):

Successor
February 10, 2018
Enterprise value	$1,464,795
Plus: fair value of liabilities	12,137,344
Reorganization value	13,602,139
Less:
Fair value of tangible assets	13,508,179
Fair value of developed technology	41,000
Fair value of identifiable intangible assets	44,000
Goodwill	$8,960

Upon the adoption of fresh start accounting, the Successor adopted the majority of the significant accounting policies of the Predecessor. The most significant change in accounting policy relates to the accounting for the Residual Trusts, which were formerly recorded at amortized cost and are now adjusted to fair value on a recurring basis. The adjustments set forth in the following table at February 9, 2018 reflect the effect of the consummation of the transactions contemplated by the Prepackaged Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”) (in thousands).

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Cash and cash equivalents	$182,462	$(39,039)	(a)	$—		$143,423
Restricted cash and cash equivalents	105,041	—		—		105,041
Residential loans at amortized cost, net	787,860	—		(317,189)	(c)	470,671
Residential loans at fair value	10,423,633	—		304,051	(c)	10,727,684
Receivables, net	151,892	—		(1,740)	(d)	150,152
Servicer and protective advances, net	748,952	—		(24,367)	(e)	724,585
Servicing rights, net	744,724	—		5,432	(f)	750,156
Goodwill	47,747	—		(38,787)	(g)	8,960
Intangible assets, net	8,532	—		35,468	(h)	44,000
Premises and equipment, net	46,873	—		33,739	(i)	80,612
Deferred tax assets, net	1,273	44	(b)	—		1,317
Other assets	392,205	—		3,333	(j)	395,538
Total assets	$13,641,194	$(38,995)		$(60)		$13,602,139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued expenses	$993,805	$(1,540)	(a)	$(7,444)	(k)	$984,821
Servicer payables	109,404	—		—		109,404
Servicing advance liabilities	387,813	—		—		387,813
Warehouse borrowings	1,007,310	—		—		1,007,310
Corporate debt	1,142,941	212,500	(a)(b)	(75,034)	(l)	1,280,407
Mortgage-backed debt	727,909	—		6,246	(m)	734,155
HMBS related obligations at fair value	8,913,052	—		—		8,913,052
Deferred tax liabilities, net	866	(77)	(b)	—		789
Total liabilities not subject to compromise	13,283,100	210,883		(76,232)		13,417,751
Liabilities subject to compromise	806,937	(806,937)	(b)	—		—
Total liabilities	14,090,037	(596,054)		(76,232)		13,417,751

Preferred stock	—	1	(b)	—		1
Common stock	374	(331)	(b)	—		43
Additional paid-in capital	598,731	(414,387)	(b)	—		184,344
Accumulated deficit	(1,049,005)	971,776	(b)	77,229	(b)	—
Accumulated other comprehensive income	1,057	—		(1,057)	(n)	—
Total stockholders' equity (deficit)	(448,843)	557,059		76,172		184,388
Total liabilities and stockholders' equity (deficit)	$13,641,194	$(38,995)		$(60)		$13,602,139

__________

Reorganization Adjustments:

(a)	Represents Effective Date term loan payment, inclusive of payment of interest accrued.

(b)
On the Effective Date, all of the Company's obligations under the previously outstanding Convertible Notes and Senior Notes listed above were extinguished. Previously outstanding debt interests were exchanged for Second Lien Notes, common stock, Mandatorily Convertible Preferred Stock, Series A Warrants and/or Series B Warrants. Accordingly: (i) new Second Lien Notes and Warrants are recorded, (ii) Liabilities subject to compromise was eliminated, (iii) Predecessor common stock, additional paid in capital, retained deficit, and accumulated other comprehensive income are set to zero, and (iv) Successor common stock, additional paid in capital, and preferred stock is recorded. The resulting total stockholders' equity balance of the Successor of $184.4 million represents the estimated fair value of total stockholders' equity at the Effective Date as determined with the assistance of an independent valuation specialist.

Fresh Start Accounting Adjustments:

(c)
A successor emerging entity applying fresh start accounting upon emergence from bankruptcy may select new accounting policies upon emergence from bankruptcy protection. Prior to the Effective Date, loans of Residual Trusts were carried at amortized cost. In connection with fresh start reporting, the Company made an election to record loans of the Residual Trusts at fair value on a recurring basis. Accordingly, adjustments to residential loans carried at amortized cost, net and residential loans at fair value represent: (i) reclassification of $317.2 million loans of the Residual Trusts from residential loans carried at amortized cost, net to residential loans at fair value and (ii) a $13.1 million reduction of residential loans at fair value to record such Residual Trusts to fair value.

(d)
Represents adjustment to decrease the carrying value of holdback receivables carried at amortized cost by $1.7 million to reflect the estimated fair value based on the net present value of expected cash flows. Other remaining receivables, net are short-term in nature and, as a result, carrying value approximates fair value.

(e)	Represents adjustment to reflect estimated fair value based on the net present value of expected cash flows.

(f)	Represents adjustment to increase the carrying value of servicing rights carried at amortized cost to reflect estimated fair value.

(g)	The goodwill of the Predecessor has been eliminated and the fair market value of the assets in excess of the reorganization value has been allocated to assets and liabilities as shown above.

(h)
Represents adjustment to record intangible assets. The fair value of intangible assets was estimated under the relief-from-royalty and lost profits methods. Resulting intangible assets at the Effective Date are comprised of institutional and customer relationships of $24.0 million and trade names of $20.0 million. Refer to Note 11 for additional information.

(i)
Represents adjustment to increase the carrying value of premises and equipment, net to estimated fair value, reflecting the implied value of internally developed technology. The fair value of internally developed technology was estimated using the relief-from-royalty approach.

(j)
Represents adjustment to (i) increase the carrying value of real estate owned, net carried at the lower of cost or net realizable value by $5.6 million to estimated fair value and to (ii) eliminate previously existing unamortized deferred debt issuance costs of $2.3 million associated with servicing advance liabilities with line-of-credit arrangements and the 2013 Revolver. The Company had previously elected and disclosed that deferred debt issuance costs associated with revolving facilities were recorded in other assets on the consolidated balance sheets.

(k)	Represents adjustment to remove liabilities not intended to cash settle, primarily related to liabilities in connection with lease obligations.

(l)
Represents adjustment to decrease the carrying value of the 2013 Term Loan from amortized cost, net to estimated fair value. The reduction includes the elimination of previous unamortized issuance discounts and unamortized debt issuance costs prior to recording the 2013 Term Loan at estimated fair value. Additionally, represents adjustment of $60.5 million to decrease the carrying value of the Second Lien Notes issued at par value in connection with the Prepackaged Plan to estimated fair value.

(m)
Represents adjustment to increase the carrying value of mortgage back debt associated with the Residual Trusts, carried at amortized cost, net of discounts and deferred debt issuance costs to estimated fair value.

(n)	Represents elimination of other comprehensive income on available for sale investments and other post-retirement benefits at the Effective Date.

4. Transactions with NRM
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
On January 17, 2018, the Company agreed to sell to NRM MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $11.3 billion as of such sale date, with subservicing retained, and received approximately $90.4 million in cash proceeds from NRM as partial consideration for this MSR sale. The Company used 80% of such cash proceeds to repay borrowings under the 2013 Credit Agreement and used the remaining cash proceeds for general corporate purposes. Since entering into the NRM Flow and Bulk Agreement and through March 31, 2018, in various bulk transactions under the NRM Flow and Bulk Agreement, the Company has sold MSR to NRM relating to mortgage loans having an aggregate unpaid principal balance of $71.1 billion as of the applicable closing dates of such transactions, in each case with subservicing retained. As of March 31, 2018, the Company had received $340.4 million in cash proceeds relating to such sales, which proceeds do not include certain holdback amounts relating to such sales that is expected to be paid to the Company over time. For the quarter ended March 31, 2018, the Company received $9.5 million in cash proceeds relating to these holdback amounts and at March 31, 2018 and December 31, 2017 had a servicing rights holdback receivable from NRM of $30.2 million and $31.3 million, respectively, which is recorded in receivables, net on the consolidated balance sheets.
The Company also sold MSR relating to mortgage loans with an aggregate unpaid principal balance of $487.4 million and $469.5 million to NRM, which was comprised of all co-issue loans, for the periods from February 10, 2018 through March 31, 2018 and from January 1, 2018 through February 9, 2018, respectively. For the three months ended March 31, 2017, the Company sold MSR to NRM relating to mortgage loans with an aggregate unpaid principal balance of $2.2 billion, which included co-issue loans sold with an aggregate unpaid principal balance of $1.4 billion. These transfers generated revenues of $4.5 million, $3.8 million and $19.3 million for the periods February 10, 2018 through March 31, 2018, January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively, which are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss).

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

5. Variable Interest Entities
Consolidated Variable Interest Entities
Included in Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 are descriptions of the Company’s Consolidated VIEs.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	Successor
	March 31, 2018
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$13,737	$8,476	$8,098	$—	$30,311
Residential loans at fair value (1)	292,626	293,011	—	—	585,637
Receivables, net	—	3,484	—	1,369	4,853
Servicer and protective advances, net	—	—	345,922	—	345,922
Other assets	131,045	1,269	2,370	30,435	165,119
Total assets	$437,408	$306,240	$356,390	$31,804	$1,131,842

Liabilities
Payables and accrued liabilities	$50,191	$—	$636	$—	$50,827
Servicing advance liabilities	—	—	315,325	—	315,325
Mortgage-backed debt (1)	381,340	335,848	—	—	717,188
Total liabilities	$431,531	$335,848	$315,961	$—	$1,083,340
__________

(1)
In connection with the adoption of fresh start accounting effective February 10, 2018, the Company changed its method of accounting for the residential loans and mortgage-backed debt of the Residual Trusts from amortized cost to fair value.

	Predecessor
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
__________

(1)
The notes outstanding under Servicer and Protective Advance Financing Facilities were acquired by a subsidiary during the fourth quarter of 2017, primarily with proceeds from the Securities Master Repurchase Agreement. These notes are therefore eliminated upon consolidation at December 31, 2017.

Unconsolidated Variable Interest Entities
Included in Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 are descriptions of the Company's variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs.
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

The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Net Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Payables and Accrued Liabilities	Total
Successor
March 31, 2018	$395,075	$20,395	$(6)	$415,464	$33,089,157

Predecessor
December 31, 2017	$385,744	$30,762	$(32)	$416,474	$36,274,449
At March 31, 2018 and December 31, 2017, 2.6% and 2.9%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Cash proceeds received from sales, net of fees	$1,307,464	$1,415,435	$5,252,552
Servicing fees collected (1)	15,432	13,884	30,803
Repurchases of previously sold loans (2)	17,892	14,948	17,503
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continuing involvement with mortgage loans that have been sold with servicing rights retained.

(2)
Includes Ginnie Mae buyout loans of $16.9 million, $14.2 million and $13.5 million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively.

In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs or using an agreed upon sales price considered to be Level 2 within the fair value hierarchy. Refer to Note 10 for information relating to servicing of residential loans.
Transfers of Reverse Loans
The Company, through RMS, is an approved issuer of Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. The Company both originated and purchased HECMs that were pooled and securitized into HMBS that the Company sold into the secondary market with servicing rights retained. Effective January 2017, the Company exited the reverse mortgage originations business. The Company no longer has any reverse loans remaining in its originations pipeline and has finalized the shutdown of the reverse mortgage originations business. The Company will continue to fund undrawn tails available to borrowers.
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
At March 31, 2018, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $8.3 billion and $8.6 billion, respectively.

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

	Successor	Predecessor
	March 31, 2018	December 31, 2017
Level 2
Assets
Mortgage loans held for sale	$715,560	$588,485
Freestanding derivative instruments	3,990	2,757
Level 2 assets	$719,550	$591,242
Liabilities
Freestanding derivative instruments	$3,173	$981
Servicing rights related liabilities	6	32
Level 2 liabilities	$3,179	$1,013

Level 3
Assets
Reverse loans	$9,603,314	$9,789,444
Mortgage loans related to Non-Residual Trusts	293,011	301,435
Mortgage loans related to Residual Trusts and other loans held for investment (1)	299,558	—
Mortgage loans held for sale	67	68
Charged-off loans	48,072	45,800
Receivables related to Non-Residual Trusts	3,484	5,608
Servicing rights carried at fair value	675,176	714,774
Freestanding derivative instruments (IRLCs)	26,746	26,637
Level 3 assets	$10,949,428	$10,883,766
Liabilities
Freestanding derivative instruments (IRLCs)	$227	$269
Mortgage-backed debt related to Non-Residual Trusts	335,848	348,682
Mortgage-backed debt related to Residual Trusts (1)	381,340	—
HMBS related obligations	8,798,059	9,175,128
Level 3 liabilities	$9,515,474	$9,524,079
__________

(1)
In connection with the adoption of fresh start accounting effective February 10, 2018, the Company elected to change its method of accounting for mortgage loans related to Residual Trusts and other loans held for investment as well as mortgage-backed debt related to Residual Trusts from amortized cost to fair value.

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	Successor
	For the Period From February 10, 2018 Through March 31, 2018
	Fair Value February 10, 2018	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Fair Value March 31, 2018
Assets
Reverse loans	$9,702,263	$45,857	$—	$—	$37,443	$(182,249)	$9,603,314
Mortgage loans related to Non-Residual Trusts	299,790	2,520	—	—	—	(9,299)	293,011
Mortgage loans related to Residual Trusts and other loans held for investment	304,051	(809)	—	—	—	(3,684)	299,558
Mortgage loans held for sale	67	20	—	—	—	(20)	67
Charged-off loans	50,299	3,020	—	—	—	(5,247)	48,072
Receivables related to Non-Residual Trusts	4,730	(411)	—	—	—	(835)	3,484
Servicing rights carried at fair value	688,466	(20,298)	(32)	—	7,040	—	675,176
Freestanding derivative instruments (IRLCs)	24,460	2,296	—	—	—	(10)	26,746
Total assets	$11,074,126	$32,195	$(32)	$—	$44,483	$(201,344)	$10,949,428

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,023)	$2,796	$—	$—	$—	$—	$(227)
Mortgage-backed debt related to Non-Residual Trusts	(344,002)	(1,469)	—	—	—	9,623	(335,848)
Mortgage-backed debt related to Residual Trusts	(390,152)	1,563	—	—	—	7,249	(381,340)
HMBS related obligations	(8,913,052)	(44,968)	—	—	(52,983)	212,944	(8,798,059)
Total liabilities	$(9,650,229)	$(42,078)	$—	$—	$(52,983)	$229,816	$(9,515,474)

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Fair Value January 1, 2018	Total Gains (Losses) Included in Comprehensive Income	Purchases and Other	Sales	Originations / Issuances	Settlements	Fresh Start Accounting	Fair Value February 9, 2018
Assets
Reverse loans	$9,789,444	$31,476	$—	$—	$33,300	$(151,957)	$—	$9,702,263
Mortgage loans related to Non-Residual Trusts	301,435	5,690	—	—	—	(7,335)	—	299,790
Mortgage loans related to Residual Trusts and other loans held for investment	—	—	—	—	—	—	304,051	304,051
Mortgage loans held for sale	68	—	—	—	—	(1)	—	67
Charged-off loans (1)	45,800	8,843	—	—	—	(4,344)	—	50,299
Receivables related to Non-Residual Trusts	5,608	848	—	—	—	(1,726)	—	4,730
Servicing rights carried at fair value	714,774	64,663	(7)	(100,399)	9,435	—	—	688,466
Freestanding derivative instruments (IRLCs)	26,637	(2,171)	—	—	—	(6)	—	24,460
Total assets	$10,883,766	$109,349	$(7)	$(100,399)	$42,735	$(165,369)	$304,051	$11,074,126

Liabilities
Freestanding derivative instruments (IRLCs)	$(269)	$(2,754)	$—	$—	$—	$—	$—	$(3,023)
Mortgage-backed debt related to Non-Residual Trusts	(348,682)	(2,956)	—	—	—	7,636	—	(344,002)
Mortgage-backed debt related to Residual Trusts	—	—	—	—	—	—	(390,152)	(390,152)
HMBS related obligations	(9,175,128)	(20,900)	—	—	(27,881)	310,857	—	(8,913,052)
Total liabilities	$(9,524,079)	$(26,610)	$—	$—	$(27,881)	$318,493	$(390,152)	$(9,650,229)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $5.7 million during the period from January 1, 2018 through February 9, 2018.

	Predecessor
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
The Company’s Valuation Committee determines and approves valuation policies and unobservable inputs used to estimate the fair value of items measured at fair value on a recurring basis. The Valuation Committee, consisting of certain members of the senior executive management team, meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance. The Valuation Committee also reviews related available market data. Fair value adjustments relating to fresh start accounting are discussed in more detail in Note 3.
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

Residential loans

•
Reverse loans, mortgage loans related to Non-Residual Trusts, mortgage loans related to Residual Trusts and charged-off loans — These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The discount rate assumption for these assets considers, as applicable, collateral and credit risk characteristics of the loans, collection rates, current market interest rates, expected duration, and current market yields.

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
Mortgage-backed debt related to Non-Residual Trusts and mortgage-backed debt related to Residual Trusts — This debt is not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value of the debt is based on the net present value of the projected principal and interest payments owed for the estimated remaining life of the securitization trusts. An analysis of the credit assumptions for the underlying collateral in each of the securitization trusts is performed to determine the required payments to bondholders.

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

	Successor		Predecessor
	March 31, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input (1)(2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans
Weighted-average remaining life in years (4)	0.3 - 10.2	3.5	0.3 - 10.2	3.5	0.3 - 10.2	3.8
Conditional repayment rate	12.61% - 71.68%	34.10%	12.61% - 71.68%	34.43%	12.61% - 71.68%	30.23%
Discount rate	2.79% - 4.17%	3.59%	2.79% - 4.17%	3.59%	3.05% - 4.17%	3.60%
Mortgage loans related to Non-Residual Trusts
Conditional prepayment rate	1.98% - 2.51%	2.29%	1.99% - 2.51%	2.30%	2.08% - 2.53%	2.34%
Conditional default rate	0.99% - 4.72%	2.53%	1.05% - 4.70%	2.55%	1.01% - 4.97%	2.61%
Loss severity	97.71% - 100.00%	99.86%	96.30% - 100.00%	99.79%	90.60% - 100.00%	99.46%
Discount rate	8.32%	8.32%	8.32%	8.32%	8.32%	8.32%
Mortgage loans related to Residual Trusts and other loans held for investment
Conditional prepayment rate	2.66% - 3.52%	3.06%	2.66% - 3.57%	3.06%	—	—
Conditional default rate	4.12% - 5.32%	4.53%	4.13% - 5.32%	4.53%	—	—
Loss severity	25.00% - 30.00%	28.26%	27.00% - 30.00%	28.25%	—	—
Discount rate	8.25%	8.25%	8.25%	8.25%	—	—
Mortgage loans held for sale
Conditional prepayment rate	4.81%	4.81%	4.81%	4.81%	4.81%	4.81%
Conditional default rate	2.46%	2.46%	2.46%	2.46%	2.46%	2.46%
Loss severity	99.40%	99.40%	99.40%	99.40%	99.40%	99.40%
Discount rate	9.80%	9.80%	9.80%	9.80%	9.80%	9.80%
Charged-off loans
Collection rate	3.29% - 5.84%	3.42%	3.42% - 6.05%	3.55%	2.84% - 4.47%	2.92%
Discount rate	28.00%	28.00%	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts
Conditional prepayment rate	2.41% - 3.29%	3.01%	2.46% - 3.29%	3.02%	2.49% - 3.01%	2.79%
Conditional default rate	2.06% - 5.75%	3.70%	1.99% - 5.32%	3.50%	1.72% - 6.02%	3.61%
Loss severity	96.48% - 100.00%	98.93%	94.86% - 100.00%	98.89%	88.88% - 100.00%	97.71%
Discount rate	0.50%	0.50%	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value
Weighted-average remaining life in years (4)	2.3 - 7.3	5.8	2.4 - 7.5	5.9	2.4 - 7.1	5.6
Discount rate	9.63% - 14.65%	11.79%	9.63% - 14.62%	11.70%	9.91% - 14.97%	11.92%
Conditional prepayment rate	6.21% - 27.13%	10.10%	6.07% - 27.00%	9.70%	6.80% - 25.85%	11.10%
Conditional default rate	0.09% - 9.87%	0.87%	0.09% - 10.22%	0.90%	0.06% - 3.20%	0.91%
Cost to service	$62 - $1,260	$134	$62 - $1,260	$137	$62 - $1,260	$136
Interest rate lock commitments
Loan funding probability	1.00% - 100.00%	61.69%	1.00% - 100.00%	62.49%	1.00% - 100.00%	62.97%
Fair value of initial servicing rights multiple (5)	0.01 - 7.16	3.03	0.02 - 5.64	2.79	0.01 - 5.24	2.74

	Successor		Predecessor
	March 31, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input (1)(2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments
Loan funding probability	24.57% - 100.00%	83.93%	14.19% - 100.00%	82.62%	33.64% - 100.00%	84.76%
Fair value of initial servicing rights multiple (5)	0.05 - 6.39	3.46	0.08 - 5.86	3.39	0.24 - 4.92	3.32
Mortgage-backed debt related to Non-Residual Trusts
Conditional prepayment rate	2.41% - 3.29%	3.01%	2.46% - 3.29%	3.02%	2.49% - 3.01%	2.79%
Conditional default rate	2.06% - 5.75%	3.70%	1.99% - 5.32%	3.50%	1.72% - 6.02%	3.61%
Loss severity	96.48% - 100.00%	98.93%	94.86% - 100.00%	98.89%	88.88% - 100.00%	97.71%
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Mortgage-backed debt related to Residual Trusts
Conditional prepayment rate	2.66% - 3.52%	3.06%	2.66% - 3.57%	3.06%	—	—
Conditional default rate	4.12% - 5.32%	4.53%	4.13% - 5.32%	4.53%	—	—
Loss severity	25.00% - 30.00%	28.26%	27.00% - 30.00%	28.25%	—	—
Discount rate	6.00%	6.00%	6.00%	6.00%	—	—
HMBS related obligations
Weighted-average remaining life in years (4)	0.4 - 7.8	3.5	0.2 - 10.1	3.6	0.4 - 7.8	3.7
Conditional repayment rate	12.90% - 86.87%	36.89%	12.61% - 71.68%	34.45%	12.90% - 86.87%	32.07%
Discount rate	2.80% - 3.98%	3.43%	2.80% - 4.21%	3.60%	3.02% - 3.98%	3.45%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	Successor		Predecessor
	March 31, 2018		December 31, 2017
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$9,603,314	$9,304,402	$9,789,444	$9,460,616
Mortgage loans held for sale (1)	715,627	694,242	588,553	567,492
Mortgage loans related to Non-Residual Trusts	293,011	332,216	301,435	344,421
Mortgage loans related to Residual Trusts and other loans held for investment	299,558	338,785	—	—
Charged-off loans	48,072	2,286,135	45,800	2,333,820
Total	$10,959,582	$12,955,780	$10,725,232	$12,706,349

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$335,848	$341,282	$348,682	$353,262
Mortgage-backed debt related to Residual Trusts	381,340	380,597	—	—
HMBS related obligations (2)	8,798,059	8,386,951	9,175,128	8,743,700
Total	$9,515,247	$9,108,830	$9,523,810	$9,096,962
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 16 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that have been deemed to have no fair value at March 31, 2018 and December 31, 2017 as a result of severity rates being greater than 100%. These loans have an unpaid principal balance of $21.8 million and $22.2 million at March 31, 2018 and December 31, 2017, respectively. Mortgage loans related to Residual Trusts that are 90 days or more past due had an unpaid principal balance of $30.2 million at March 31, 2018. Mortgage loans held for sale that are 90 days or more past due had an unpaid principal balance of $8.5 million and $10.1 million at March 31, 2018 and December 31, 2017, respectively. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $233.4 million and $116.6 million at March 31, 2018 and December 31, 2017, respectively. In addition, the Company had loans that were in the process of foreclosure of $503.1 million and $489.0 million at March 31, 2018 and December 31, 2017, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheets. Real estate owned, net is included on the consolidated balance sheets within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in the valuation. The increase in real estate owned results from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, which resulted in loans being derecognized and placed back into real estate owned if the loans were originated under real estate owned financing wherein the loan-to-value was greater than 80%.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

	Successor		Predecessor
	March 31, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net
Loss severity (1)	0.00% - 73.68%	7.38%	0.00% - 68.66%	7.54%	0.00% - 78.76%	6.16%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at the time of foreclosure.

The Company held real estate owned, net in the Servicing and Reverse Mortgage segments and the Corporate and Other non-reportable segment of $134.0 million, $98.1 million and $1.3 million at March 31, 2018, respectively, and $13.7 million, $101.8 million and $1.1 million at December 31, 2017, respectively. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.
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

		Successor		Predecessor
		March 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net (1) (5)	Level 3	$7,960	$7,718	$443,056	$432,518
Servicer and protective advances, net	Level 3	650,423	649,290	813,433	778,007

Financial liabilities (1)
Servicing advance liabilities (2)	Level 3	362,598	364,881	478,838	483,462
Corporate debt (3)(4)	Level 2	1,263,635	1,295,041	1,994,411	1,553,076
Mortgage-backed debt carried at amortized cost (5)	Level 3	—	—	387,200	391,539
__________

(1)	Excludes loans subject to repurchase from Ginnie Mae and the related liability.

(2)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(3)	At December 31, 2017, the carrying amount of corporate debt is net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheet.

(4)	Includes liabilities subject to compromise with a carrying value of $781.1 million and an estimated fair value of $358.8 million at December 31, 2017.

(5)
In connection with the adoption of fresh start accounting effective February 10, 2018, the Company changed its method of accounting for the residential loans and mortgage-backed debt of the Residual Trusts from amortized cost to fair value.

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
Corporate debt — The Company’s 2013 Term Loan, 2018 Term Loan, Convertible Notes, Senior Notes and Second Lien Notes are not traded in an active, open market with readily observable prices. The estimated fair value of corporate debt is primarily based on an average of broker quotes.

Mortgage-backed debt carried at amortized cost — The methods and assumptions used to estimate the fair value of mortgage-backed debt carried at amortized cost are the same as those described above for mortgage-backed debt related to Non-Residual Trusts and Residual Trusts.
Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Realized gains on sales of loans	$872	$3,582	$26,085
Change in unrealized gains on loans held for sale	8,712	(9,343)	19,658
Gains (losses) on interest rate lock commitments	5,092	(4,926)	(4,526)
Gains (losses) on forward sales commitments	(12,713)	24,570	(20,548)
Gains (losses) on MBS purchase commitments	12,705	(872)	11,884
Capitalized servicing rights	11,557	13,227	32,384
Provision for repurchases	(822)	(729)	(1,795)
Interest income	3,085	2,298	11,203
Other	30	156	11
Net gains on sales of loans	$28,518	$27,963	$74,356
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Interest income on reverse loans	$61,942	$47,116	$113,302
Change in fair value of reverse loans	(16,085)	(15,640)	(70,690)
Net fair value gains on reverse loans	45,857	31,476	42,612

Interest expense on HMBS related obligations (1)	(52,079)	(40,427)	(102,436)
Change in fair value of HMBS related obligations	7,111	19,527	74,526
Net fair value losses on HMBS related obligations	(44,968)	(20,900)	(27,910)
Net fair value gains on reverse loans and related HMBS obligations	$889	$10,576	$14,702
__________

(1)	Excludes interest expense related to the warehouse facilities used to fund Ginnie Mae buyouts.

8. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	Successor			Predecessor
	March 31, 2018			December 31, 2017
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$1,511,297	$26,746	$227	$1,509,712	$26,637	$269
Forward sales commitments	2,111,834	3,278	3,103	1,724,500	2,224	903
MBS purchase commitments	440,500	712	70	298,000	533	78
Total derivative instruments		$30,736	$3,400		$29,394	$1,250
Cash margin		$40	$1,551		$—	$1,533
Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as associated cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparties, the total net settlement amount as it relates to these positions were asset positions of $0.7 million and $0.9 million, and liability positions of $1.2 million and $0.6 million, at March 31, 2018 and December 31, 2017, respectively.
During the fourth quarter of 2017, the Company terminated the previously disclosed master netting arrangements with two counterparties and entered into a new master netting arrangement associated with an existing master repurchase agreement amended under the DIP Warehouse Facilities. On February 9, 2018, upon the Effective Date of the Prepackaged Plan the DIP Warehouse Facilities transitioned into the Exit Warehouse Facilities, whereupon the master repurchase agreement amended under the DIP Warehouse Facilities continues to provide financing for the origination business. This new master netting arrangement allows for periodic offsetting of derivative positions and margins of two of the Company's counterparties against amounts associated with the Exit Warehouse Facilities. At March 31, 2018 the Company had an aggregate net derivative liability position with the two counterparties of $0.4 million. At December 31, 2017, the Company had an aggregate net derivative asset position with the two counterparties of $0.4 million. Refer to Note 16 for additional information regarding the Exit Warehouse Facilities.
Refer to Note 7 for a summary of the gains and losses on freestanding derivative instruments.

9. Residential Loans at Amortized Cost, Net
Residential loans at amortized cost, net consist of mortgage loans held for investment. The majority of these residential loans consist of loans subject to repurchase from Ginnie Mae and, at December 31, 2017, loans held in securitization trusts that have been consolidated.
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	Successor	Predecessor
	March 31, 2018	December 31, 2017
Unpaid principal balance (1)	$474,154	$1,021,172
Unamortized discounts and other cost basis adjustments, net (2)	(5,758)	(29,371)
Allowance for loan losses	(706)	(6,347)
Residential loans at amortized cost, net (3)	$467,690	$985,454
__________

(1)	Includes loans subject to repurchase from Ginnie Mae of $459.7 million and $542.4 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Includes $0.1 million and $4.5 million of accrued interest receivable at March 31, 2018 and December 31, 2017, respectively.

(3)	Includes $467.7 million and $561.0 million of mortgage loans that are not related to consolidated VIEs at March 31, 2018 and December 31, 2017, respectively.
In connection with the adoption of fresh start accounting, the Company elected fair value accounting for its mortgage loans related to the Residual Trusts, which resulted in a reduction to residential loans at amortized cost totaling $317.2 million at February 9, 2018 due to the reclassification of these loans from residential loans at amortized cost, net to residential loans at fair value. Refer to Note 3 for additional information regarding fresh start accounting adjustments.
10. Servicing of Residential Loans
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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	Successor		Predecessor
	March 31, 2018		December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners
Capitalized servicing rights	757,398	$80,220,588	854,292	$93,599,077
Capitalized subservicing (1)	28,311	3,091,623	29,681	3,242,241
Subservicing	767,069	108,156,302	712,040	99,500,678
Total third-party servicing portfolio	1,552,778	191,468,513	1,596,013	196,341,996
On-balance sheet residential loans and real estate owned	80,423	11,383,672	82,480	11,522,817
Total servicing portfolio	1,633,201	$202,852,185	1,678,493	$207,864,813
__________

(1)	Consists of subservicing contracts acquired through business combinations whereby the aggregate benefits from the contract are greater than adequate compensation for performing the servicing.

Net Servicing Revenue and Fees
The Company earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments and, beginning in March 2018, the Corporate and Other non-reportable segment (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Servicing fees	$52,175	$52,855	$133,393
Incentive and performance fees	7,255	6,019	15,154
Ancillary and other fees (1)	11,756	7,335	23,243
Servicing revenue and fees	71,186	66,209	171,790
Change in fair value of servicing rights	(20,343)	64,663	(53,516)
Amortization of servicing rights (2) (3)	(2,488)	(2,187)	(5,025)
Change in fair value of servicing rights related liabilities	—	—	(62)
Net servicing revenue and fees	$48,355	$128,685	$113,187
_________

(1)
Includes late fees of $8.6 million, $5.1 million and $15.6 million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively.

(2)
Includes amortization of a servicing liability of $0.6 million, $0.6 million and $0.8 million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively.

(3)
Includes impairment of servicing rights and a servicing liability of $1.4 million, $1.6 million and $3.1 million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively.

Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	Successor		Predecessor
	For the Period From February 10, 2018 Through March 31, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Three Months Ended March 31, 2017
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$57,148	$4,542	$54,466	$4,011	$74,621	$5,505
Fresh start accounting adjustment	—	—	4,221	1,211	—	—
Amortization	(1,472)	(215)	(944)	(148)	(2,256)	(399)
Impairment	(293)	(190)	(595)	(532)	(1,376)	—
Balance at end of the period	$55,383	$4,137	$57,148	$4,542	$70,989	$5,106
Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. The fair value of servicing rights for the mortgage loan class and the reverse loan class was $55.8 million and $4.2 million, respectively at March 31, 2018, and $59.7 million and $4.8 million, respectively, at December 31, 2017. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.

The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	Successor		Predecessor
	March 31, 2018		February 9, 2018		December 31, 2017
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	4.5	2.7	4.5	2.7	4.5	2.8
Weighted-average discount rate	13.00%	15.00%	13.00%	15.00%	13.00%	15.00%
Conditional prepayment rate (2)	5.58%	N/A	5.34%	N/A	5.91%	N/A
Conditional default rate (2)	2.37%	N/A	2.48%	N/A	2.45%	N/A
Conditional repayment rate (3)	N/A	37.18%	N/A	36.68%	N/A	36.01%
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
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Balance at beginning of the period	$688,466	$714,774	$949,593
Purchases	36	—	446
Servicing rights capitalized upon sales of loans	12,978	14,493	33,904
Sales	(5,893)	(105,457)	(94)
Other	(68)	(7)	—
Change in fair value due to:
Changes in valuation inputs or other assumptions (1)	(6,517)	78,132	(17,530)
Other changes in fair value (2)	(13,826)	(13,469)	(35,986)
Total change in fair value	(20,343)	64,663	(53,516)
Balance at end of the period	$675,176	$688,466	$930,333
__________

(1)	Represents the change in fair value typically resulting from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	Successor			Predecessor
	March 31, 2018			December 31, 2017
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	11.79%	$(28,891)	$(55,525)	11.92%	$(29,892)	$(57,517)
Weighted-average conditional prepayment rate	10.10%	(22,100)	(42,746)	11.10%	(27,261)	(52,551)
Weighted-average conditional default rate	0.87%	(29,500)	(59,706)	0.91%	(31,610)	(63,832)
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
Fair Value of Originated Servicing Rights
For mortgage loans sold with servicing retained, the Company used the following inputs and assumptions to determine the fair value of servicing rights at the dates of sale. These servicing rights are included in servicing rights capitalized upon sales of loans in the table presented above that summarizes the activity in servicing rights accounted for at fair value. This table excludes inputs and assumptions related to servicing rights capitalized under the Company's co-issue program with NRM, which are classified as Level 2 within the fair value hierarchy.

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Weighted-average life in years	6.2	6.3	6.6
Weighted-average discount rate	14.74%	14.75%	13.62%
Weighted-average conditional prepayment rate	9.30%	8.74%	8.00%
Weighted-average conditional default rate	0.98%	0.92%	0.38%

11. Goodwill and Intangible Assets, Net
Goodwill and intangible assets of the Predecessor were recorded in connection with various business combinations. Goodwill and intangible assets of the Successor were recorded in connection with fresh start accounting. Refer to Note 3 for further information on fresh start accounting.
Goodwill
The table below sets forth the activity in goodwill, which relates entirely to the Originations segment (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018
Balance at beginning of the period (1)	$8,960	$47,747
Fresh start accounting adjustment (2)	—	(38,787)
Impairment	(8,960)	—
Balance at end of the period (3)	$—	$8,960
__________

(1)
There were accumulated impairment losses of $470.6 million and $138.8 million relating to the Servicing and Reverse Mortgage segments, respectively, at December 31, 2017. These accumulated impairment losses were reset in connection with fresh start accounting.

(2)
In connection with the adoption of fresh start accounting, the Company revalued goodwill to its estimated fair value at February 9, 2018. This resulted in a reduction to goodwill totaling $38.8 million at February 9, 2018 as further described in Note 3.

(3)	There were accumulated impairment losses of $9.0 million relating to the Originations segment at March 31, 2018.
The Company completes its annual impairment testing effective October 1st, or more often if indicators are present that it is more likely than not that the goodwill of a reporting unit is impaired. As a result of lower projected financial performance within the Originations reporting unit subsequent to the Company's emergence from bankruptcy, which was driven by certain market factors including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender, the Company determined that there were indicators present that would require a an interim impairment analysis as of March 31, 2018. The Company chose to early adopt the accounting guidance that allows the results of the Step 1 test to be applied to the recorded value of goodwill. The Step 1 analysis resulted in the carrying value of the Originations reporting unit exceeding the estimated fair value. Accordingly, the Company recorded a goodwill impairment charge of $9.0 million relating to the Originations reporting unit. As a result of this charge, there is no longer any goodwill for the Company.
Intangible Assets, Net
Amortization expense associated with intangible assets was $2.5 million, $0.2 million and $1.5 million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively.

Intangible assets, net consists of the following (in thousands):

	Successor				Predecessor
	March 31, 2018				December 31, 2017
	Gross Carrying Amount (1)	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Institutional and customer relationships	$24,000	$(2,480)	$—	$21,520	$41,041	$(30,793)	$(6,340)	$3,908
Trademarks and trade names (2)	20,000	—	(1,000)	19,000	10,000	(4,780)	(395)	4,825
Other	650	—	—	650	—	—	—	—
Total intangible assets	$44,650	$(2,480)	$(1,000)	$41,170	$51,041	$(35,573)	$(6,735)	$8,733
__________

(1)
In connection with the adoption of fresh start accounting, the Company revalued its intangible assets to their estimated fair value at February 9, 2018. This resulted in an increase to intangible assets totaling $35.5 million, which included $20.2 million for institutional and customer relationships and $15.2 million for trade names. Refer to Note 3 for additional information regarding fresh start accounting adjustments.

(2)	Trade names recorded in connection with fresh start accounting were determined to have an indefinite life.
Institutional and customer relationships and other intangible assets are being amortized over a weighted-average period of 3.2 years and 1.0 year, respectively, subsequent to the adoption of fresh start accounting on February 10, 2018. Based on the balance of intangible assets, net at March 31, 2018, the following is an estimate of amortization expense for the remainder of 2018 and for each of the next four years (in thousands):

Successor
Amortization Expense (1)
For the remainder of 2018	$11,647
2019	7,600
2020	2,591
2021	320
2022	12
Total	$22,170
__________

(1)	Excludes $19.0 million relating to trade names that were determined to have an indefinite useful life.
During the first quarter of 2018, the Company recorded impairment charges of $1.0 million related to trade names of the Servicing reporting unit. The Company tested these intangible assets for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance. Based on the testing results, it was determined that the carrying value of the intangible assets was not fully recoverable and an impairment charge was recorded to the extent that carrying value exceeded estimated fair value. The Company primarily used the income approach to determine the fair value of the intangible assets and calculate the amount of impairment.

12. Premises and Equipment, Net
Premises and equipment, net consists of the following (dollars in thousands):

	Successor	Predecessor
	March 31, 2018	December 31, 2017
Computer software	$70,264	$246,271
Leasehold improvements and other	6,803	12,699
Assets in development	1,988	2,008
Computer hardware	1,727	33,154
Furniture and fixtures	517	7,812
Total premises and equipment	81,299	301,944
Less: accumulated depreciation and amortization	(2,132)	(251,731)
Premises and equipment, net	$79,167	$50,213
In connection with the adoption of fresh start accounting on February 9, 2018, the Company adjusted premises and equipment to fair value, which included an adjustment to increase computer software by $33.7 million to reflect the fair value of internally developed technology. With the exception of computer software, the net carrying value of the assets noted in the table above approximated fair value. Accordingly, the accumulated depreciation for each asset classification was netted against the gross asset amount to arrive at the gross asset balances under fresh start accounting. Refer to Note 3 for additional information regarding fresh start accounting adjustments.
The Company recorded depreciation and amortization expense for premises and equipment of $2.2 million, $3.6 million and $9.4 million, which includes amortization expense for computer software of $1.7 million, $3.2 million and $7.8 million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively. Unamortized computer software costs were $68.5 million and $38.7 million at March 31, 2018 and December 31, 2017, respectively.
13. Other Assets
Other assets consists of the following (in thousands):

	Successor	Predecessor
	March 31, 2018	December 31, 2017
Real estate owned, net (1)	$233,359	$116,553
Prepaid expenses	34,314	26,834
Derivative instruments	30,736	29,394
Clean-up Call Agreement inducement fee	28,184	29,256
Deposits	21,861	2,432
Deferred debt issuance costs	9,769	21,341
Investment in WCO	7,100	7,816
Other	2,194	1,969
Total other assets	$367,517	$235,595
_________

(1)
The adoption of the new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 resulted in loans being derecognized and placed back into real estate owned if the loans were originated under real estate owned financing wherein the loan-to-value was greater than 80%, thereby resulting in an increase to real estate owned and a real estate owned deposit obligation.

In connection with the adoption of fresh start accounting, the Company recorded adjustments resulting in an increase to other assets totaling $3.3 million at February 9, 2018 as further described in Note 3.

14. Payables and Accrued Liabilities
Payables and accrued liabilities consists of the following (in thousands):

	Successor	Predecessor
	March 31, 2018	December 31, 2017
Loans subject to repurchase from Ginnie Mae	$459,730	$542,398
Accounts payable and accrued liabilities	139,180	129,731
Curtailment liability	137,574	140,905
Real estate owned deposit obligations (1)	49,544	—
Employee-related liabilities	33,607	52,097
Loan repurchase obligation	29,458	31,704
Originations liability	26,142	25,613
Servicing rights and related advance purchases payable	14,469	14,923
Accrued interest payable	10,594	33,322
Uncertain tax positions	5,647	5,601
Other	44,485	44,006
Subtotal	950,430	1,020,300
Less: Liabilities subject to compromise (2)	—	25,807
Total payables and accrued liabilities	$950,430	$994,493
__________

(1)
The adoption of the new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 resulted in loans being derecognized and placed back into real estate owned if the loans were originated under real estate owned financing wherein the loan-to-value was greater than 80%, thereby resulting in a higher real estate owned balance and a real estate owned deposit obligation.

(2)	Liabilities subject to compromise consist of accrued interest related to the Senior Notes and Convertibles Notes. Refer to Note 3 for additional information.
In connection with the adoption of fresh start accounting, the Company recorded adjustments resulting in a reduction to payables and accrued liabilities totaling $7.4 million at February 9, 2018 as further described in Note 3.
Costs Associated with Exit Activities
The Company made the decision during the fourth quarter of 2015 to exit the consumer retail channel of the Originations segment. Further, following a decision made in December 2016 and effective January 2017, the Company exited the reverse mortgage originations business, while maintaining its reverse mortgage servicing operations. These actions resulted in costs relating to the termination of certain employees and closing of offices. These actions are collectively referred to as the 2016 and Prior Actions herein.
The Company continued with the transformation of the business during 2017 in an effort to optimize the workforce, processes and functional locations of its businesses as it seeks to achieve sustainable growth. Accordingly, the Company incurred costs, including severance and related costs, office closures, which included the Irving, TX location, and other costs in connection with its transformation efforts during 2017. The actions that were taken in connection with these efforts are collectively referred to as the 2017 Actions herein.
During 2018, the Company intends to continue to optimize its operations, which includes consideration of further site consolidations, process improvements and workforce rationalization. Accordingly, the Company incurred and will continue to incur costs, including severance and related costs, office closures, and other costs during 2018. The actions that have been and will be taken in connection with these efforts are collectively referred to as the 2018 Actions herein. These strategic reviews could result in additional site closings or other outcomes. The costs associated with such actions will be included in the exit liability at such time that each action is approved by management.
The costs resulting from the 2016 and Prior Actions, 2017 Actions and 2018 Actions are recorded in salaries and benefits and general and administrative expenses on the Company's consolidated statements of comprehensive income (loss).

The following table presents the current period activity in the accrued exit liability resulting from each of the 2016 and Prior Actions, 2017 Actions and 2018 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	Successor
	For the Period From February 10, 2018 Through March 31, 2018
	2016 and Prior Actions	2017 Actions	2018 Actions	Total
Balance at February 10, 2018	$472	$14,837	$616	$15,925
Charges
Severance and related costs (1)	4	137	1,060	1,201
Office closures and other costs	24	149	—	173
Total charges	28	286	1,060	1,374
Cash payments or other settlements
Severance and related costs	(79)	(742)	(76)	(897)
Office closures and other costs	(45)	(713)	—	(758)
Total cash payments or other settlements	(124)	(1,455)	(76)	(1,655)
Balance at March 31, 2018	$376	$13,668	$1,600	$15,644

Cumulative charges incurred
Severance and related costs	26,957	9,268	1,687	37,912
Office closures and other costs	10,489	13,582	—	24,071
Total cumulative charges incurred	$37,446	$22,850	$1,687	$61,983

Total expected costs to be incurred (2)	$37,446	$22,850	$2,299	$62,595

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	2016 and Prior Actions	2017 Actions	2018 Actions	Total
Balance at January 1, 2018	$540	$15,955	$—	$16,495
Charges
Severance and related costs (1)	(21)	72	627	678
Office closures and other costs	19	234	—	253
Total charges	(2)	306	627	931
Cash payments or other settlements
Severance and related costs	—	(948)	(11)	(959)
Office closures and other costs	(66)	(476)	—	(542)
Total cash payments or other settlements	(66)	(1,424)	(11)	(1,501)
Balance at February 9, 2018	$472	$14,837	$616	$15,925
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)	Total expected costs for the 2018 Actions could change based on additional actions as determined by management throughout the year.

The following table presents the current period activity for each of the 2016 and Prior Actions, 2017 Actions, and 2018 Actions described above by reportable segment (in thousands):

	Successor
	For the Period From February 10, 2018 Through March 31, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Balance at February 10, 2018
2016 and Prior Actions	$289	$68	$18	$97	$472
2017 Actions	13,718	44	387	688	14,837
2018 Actions	527	16	27	46	616
Total balance at February 10, 2018	14,534	128	432	831	15,925
Charges
2016 and Prior Actions (1)	16	8	4	—	28
2017 Actions (1)	260	—	(84)	110	286
2018 Actions	263	—	338	459	1,060
Total charges	539	8	258	569	1,374
Cash payments or other settlements
2016 and Prior Actions	(29)	(16)	—	(79)	(124)
2017 Actions	(879)	(36)	(178)	(362)	(1,455)
2018 Actions	(19)	(16)	(20)	(21)	(76)
Total cash payments or other settlements	(927)	(68)	(198)	(462)	(1,655)
Balance at March 31, 2018
2016 and Prior Actions	276	60	22	18	376
2017 Actions	13,099	8	125	436	13,668
2018 Actions	771	—	345	484	1,600
Total balance at March 31, 2018	$14,146	$68	$492	$938	$15,644

Total cumulative charges incurred
2016 and Prior Actions	$18,083	$5,639	$7,145	$6,579	$37,446
2017 Actions	19,709	1,550	1,482	109	22,850
2018 Actions	790	27	365	505	1,687
Total cumulative charges incurred	$38,582	$7,216	$8,992	$7,193	$61,983

Total expected costs to be incurred
2016 and Prior Actions	$18,083	$5,639	$7,145	$6,579	$37,446
2017 Actions	19,709	1,550	1,482	109	22,850
2018 Actions (2)	1,135	27	579	558	2,299
Total expected costs to be incurred	$38,927	$7,216	$9,206	$7,246	$62,595

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Balance at January 1, 2018
2016 and Prior Actions (3)	$348	$77	$18	$97	$540
2017 Actions (3)	14,317	91	483	1,064	15,955
2018 Actions (3)	—	—	—	—	—
Total balance at January 1, 2018 (3)	14,665	168	501	1,161	16,495
Charges
2016 and Prior Actions (1)	(5)	3	—	—	(2)
2017 Actions (1)	289	16	2	(1)	306
2018 Actions	527	27	27	46	627
Total charges	811	46	29	45	931
Cash payments or other settlements
2016 and Prior Actions	(54)	(12)	—	—	(66)
2017 Actions	(888)	(63)	(98)	(375)	(1,424)
2018 Actions	—	(11)	—	—	(11)
Total cash payments or other settlements	(942)	(86)	(98)	(375)	(1,501)
Balance at February 9, 2018
2016 and Prior Actions	289	68	18	97	472
2017 Actions	13,718	44	387	688	14,837
2018 Actions	527	16	27	46	616
Total balance at February 9, 2018	$14,534	$128	$432	$831	$15,925
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)	Total expected costs for the 2018 Actions could change based on additional actions as determined by management throughout the year.

(3)
Effective January 1, 2018, the Company no longer allocates corporate overhead to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

15. Servicing Advance Liabilities
Servicing advance liabilities, which are carried at amortized cost, consists of the following (in thousands):

	Successor	Predecessor
	March 31, 2018	December 31, 2017
Servicing Advance Facilities	315,325	421,165
Early Advance Reimbursement Agreement	49,556	62,297
Total servicing advance liabilities	$364,881	$483,462
At December 31, 2017, the Company's subsidiaries had a Securities Master Repurchase Agreement under the DIP Warehouse Facilities and an Early Advance Reimbursement Agreement with Fannie Mae, which, in each case, was used to fund servicer and protective advances that are the responsibility of the Company under certain servicing agreements. Payments on the amounts due under these agreements are paid from certain proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, or (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) issuance of new notes or other refinancing transactions. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements.

On February 12, 2018, the Securities Master Repurchase Agreement was repaid with proceeds from the issuance of variable funding notes under two new servicing advance facilities, the DAAT Facility and DPATII Facility. The DAAT Facility and DPATII Facility acquired the outstanding advances from the GTAAFT Facility and DPAT Facility, respectively, and the variable funding notes under the GTAAFT Facility and DPAT Facility, which had been pledged as collateral under the Securities Master Repurchase Agreement, were fully redeemed. The DAAT Facility and DPATII Facility have aggregate capacities of $475.0 million and $75.0 million, respectively. In April 2018, the DAAT Facility and DPATII Facility were amended to, among other things, shift $10.0 million in capacity from the DAAT Facility to the DPATII Facility. The interest on the variable funding notes issued under the DAAT Facility and DPATII Facility is based on the lender's applicable index, plus a per annum margin of 2.25%, and have an expected repayment date of February 2019. These facilities, together with the Ditech Financial Exit Master Repurchase Agreement used to fund originations and the RMS Exit Master Repurchase Agreement used to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools, are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under the Exit Warehouse Facilities.
In connection with the DAAT Facility and DPATII Facility, Ditech Financial sells and/or contributes the rights to reimbursement for servicer and protective advances to a depositor entity, which then sells and/or contributes such rights to reimbursement to an issuer entity. Each of the issuer and the depositor entities under these facilities is structured as a bankruptcy remote special purpose entity and is the sole owner of its respective assets. Advances made under the DAAT Facility and DPATII Facility are held in two separate trusts: the existing DAAT, used to hold GSE advances, and DPATII, used to hold non-GSE advances. These facilities provide funding for servicer and protective advances made in connection with Ditech Financial's servicing of certain Fannie Mae, Freddie Mac and other mortgage loans, and is non-recourse to the Company. These facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to the Company's operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth, minimum liquidity and profitability requirements. Ditech Financial was in compliance with the terms of the DAAT Facility and DPATII Facility, including financial covenants, at March 31, 2018. In May 2018, the DAAT Facility and DPATII Facility were amended to provide an extension to the deadline to deliver unaudited quarterly financial statements in respect to Ditech Financial for the quarter ended March 31, 2018. As a result of such amendments, Ditech Financial is permitted to deliver the relevant unaudited quarterly financial statements for the quarter ended March 31, 2018 within 73 days (formerly 60 days) before triggering a default or event of default or otherwise constituting a breach of any representation, warranty or covenant under the facilities. Additionally, the profitability covenants included in the DAAT Facility and DPATII Facility were amended to allow for a net loss under such covenants for the quarter ending June 30, 2018, as applicable to the terms of each respective agreement.
In April 2018, the Company entered into an acknowledgment agreement with Fannie Mae, whereupon the Early Advance Reimbursement Agreement was terminated. The Company fully repaid the outstanding balance on the Early Advance Reimbursement Agreement upon termination, and the advances were pledged as collateral on the DAAT Facility.
16. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. Effective December 5, 2017, the Company entered an agreement with certain existing warehouse lenders to provide the DIP Warehouse Facilities during the Chapter 11 Case. At December 31, 2017, the DIP Warehouse Facilities, which had a total capacity of $1.9 billion, included a master repurchase agreement that provided up to $750.0 million to finance Ditech Financial's origination business and a master repurchase agreement that provided up to $800.0 million to finance the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The capacity under these master repurchase agreements was provided on a committed basis.
On February 9, 2018, upon the Effective Date of the Prepackaged Plan the DIP Warehouse Facilities transitioned into the Exit Warehouse Facilities whereupon the Ditech Financial Exit Master Repurchase Agreement and RMS Exit Master Repurchase Agreement amended under the DIP Warehouse Facilities will continue to provide financing for Ditech Financial's origination business and will continue to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. Upon the Effective Date, the facilities were amended to, among other things, extend the maturity date to February 2019, change the interest rate to the lender's applicable index, plus a per annum margin of 2.25% or 3.25%, increase the amount available to finance Ditech Financial's origination business from $750.0 million to $1.0 billion and increase the maximum repayment term for certain repurchased HECMs from 180 days to 365 days. These facilities, together with the DAAT Facility and DPATII Facility used to fund advances, are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under the Exit Warehouse Facilities. At March 31, 2018, $650.6 million of the outstanding borrowings were secured by $690.3 million in originated and purchased residential loans and $739.1 million of outstanding borrowings were secured by $874.1 million in repurchased HECMs and real estate owned.

On April 23, 2018 the Company entered into an additional master repurchase agreement which provides up to $212.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year.
Borrowings utilized to fund the origination and purchase of residential loans are due upon the earlier of sale or securitization of the loan or within 90 days of borrowing. On average, the Company sells or securitizes these loans approximately 20 days from the date of borrowing. Borrowings utilized to repurchase HECMs and real estate owned are due upon the earlier of receipt of claim proceeds from HUD or receipt of proceeds from liquidation of the related real estate owned. In any event, borrowings associated with certain repurchased HECMs and real estate owned are due within 180 days to 365 days. In accordance with the terms of the agreements, the Company may be required to post cash collateral should the fair value of the pledged assets decrease below certain contractual thresholds. The Company is exposed to counterparty credit risk associated with the repurchase agreements in the event of non-performance by the counterparties. The amount at risk during the term of the repurchase agreement is equal to the difference between the amount borrowed by the Company and the fair value of the pledged assets. The Company mitigates this risk through counterparty monitoring procedures, including monitoring of the counterparties' credit ratings and review of their financial statements.
All of the Company’s master repurchase agreements contain customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of the Company's subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. The Company's subsidiaries were in compliance with the terms of these agreements, including financial covenants, at March 31, 2018.
In May 2018, Ditech Financial and RMS amended their respective master repurchase agreements to provide an extension to the deadline to deliver unaudited quarterly and monthly financial statements in respect to Ditech Financial, RMS and Ditech Holding for the quarter ended March 31, 2018 and the month ended April 30, 2018. As a result of such amendments, Ditech Financial and RMS are permitted to deliver the relevant unaudited quarterly financial statements for the quarter ended March 31, 2018 within 73 days (formerly 45 days) and the relevant unaudited monthly financial statements within 60 days (formerly 30 days under the Ditech Financial Exit Master Repurchase Agreement and 45 days under RMS's master repurchase agreements) before triggering a default or event of default or otherwise constituting a breach of any representation, warranty or covenant under its master repurchase agreements. Additionally, the profitability covenant included in the Ditech Financial Exit Master Repurchase Agreement was amended to allow for a net loss under such covenant for the quarter ending June 30, 2018, as applicable to the terms of the agreement.
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

17. Corporate Debt
Corporate debt consists of the following (dollars in thousands):

	Successor		Predecessor
	March 31, 2018		December 31, 2017
	Amortized Cost	Weighted- Average Stated Interest Rate (1)	Amortized Cost	Weighted- Average Stated Interest Rate (1)
2018 Term Loan (unpaid principal balance of $1,111,501 at March 31, 2018)	$1,073,376	7.88%	$—	—%
Second Lien Notes (unpaid principal balance of $250,000 at March 31, 2018)	190,259	9.00%	—	—%
2013 Term Loan (unpaid principal balance of $1,229,590 at December 31, 2017)	—	—%	1,214,663	5.31%
Senior Notes (unpaid principal balance of $538,662 at December 31, 2017)	—	—%	538,662	7.875%
Convertible Notes (unpaid principal balance of $242,468 at December 31, 2017)	—	—%	242,468	4.50%
Subtotal	1,263,635		1,995,793
Less: Liabilities subject to compromise (2)	—		781,130
Total corporate debt	$1,263,635		$1,214,663
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.

(2)	Liabilities subject to compromise consist of the Senior Notes and Convertibles Notes at December 31, 2017. Refer to Note 3 for additional information.
Pre-Bankruptcy Emergence
2013 Credit Agreement
At December 31, 2017, the Company had the 2013 Term Loan in the original principal amount of $1.5 billion and unpaid principal amount of $1.2 billion. The Company also had the 2013 Revolver with a maximum capacity of $20.0 million at December 31, 2017, and with $19.5 million outstanding in issued LOCs reducing the amount available on the 2013 Revolver, the Company had $0.5 million in available capacity. The Company's obligations under the 2013 Secured Credit Facilities were guaranteed by substantially all of its subsidiaries and secured by substantially all of its assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on the consolidated balance sheets.
Senior Notes
In December 2013, the Company completed the sale of $575.0 million aggregate principal amount of Senior Notes, which paid interest semi-annually at an interest rate of 7.875% and were scheduled to mature on December 15, 2021. The balance outstanding on the Senior Notes was $538.7 million at December 31, 2017. At December 31, 2017, the outstanding balance of Senior Notes as well as accrued interest on the Senior Notes of $19.4 million was included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the Senior Notes were canceled and each holder of a Senior Notes claim received its pro rata share of (a) Second Lien Notes and (b) Mandatorily Convertible Preferred Stock. See below for additional information on the Second Lien Notes and refer to the Emergence from Reorganization Proceedings section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Mandatorily Convertible Preferred Stock.

Convertible Notes
In October 2012, the Company closed on a registered underwritten public offering of $290.0 million aggregate principal amount of Convertible Notes. The Convertible Notes paid interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per annum, and were scheduled to mature on November 1, 2019. The balance outstanding on the Convertible Notes was $242.5 million at December 31, 2017. At December 31, 2017, the outstanding balance of Convertible Notes as well as accrued interest on the Convertible Notes of $6.4 million were included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the Convertible Notes were canceled and each holder of a Convertible Notes claim received common stock and warrants. Refer to the Emergence from Reorganization Proceedings section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.
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
The 2018 Term Loan bears interest at a rate equal to, at the Company's option (i) LIBOR plus 6.00%, subject to a LIBOR floor of 1.00% or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, the last day of the interest period applicable to the borrowing of which such loan is a part). The 2018 Term Loan matures on June 30, 2022. The Company made principal payments on the 2013 Term Loan and 2018 Term Loan totaling $7.5 million during the period from February 10, 2018 to March 31, 2018 and $110.6 million during the period from January 1, 2018 to February 9, 2018. The balance outstanding on the 2018 Term Loan was $1.1 billion at March 31, 2018. The Company is required to make quarterly payments on the 2018 Term Loan in the amounts listed below (in thousands):

Successor
Repayment Date	Principal Amount
June 2018	$17,500
September 2018	17,500
December 2018	17,500
March 2019	10,000
June 2019	26,700
September 2019	36,700
December 2019	36,700
each March, June, September and December thereafter	15,000
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
On March 29, 2018, the Company entered into an amendment to 2018 Credit Agreement to (i) waive the Company’s compliance with the first lien net leverage ratio covenant and the interest expense coverage ratio covenant until the test period ending March 31, 2020, (ii) require the Company to make additional principal payments from March 29, 2018 to December 31, 2018 in an aggregate amount equal to $30.0 million, which is reflected in the table above, (iii) provide for a one percent prepayment premium in connection with prepayments of the term loans made during the first 18 months after entering into this amendment (for all prepayments of principal other than mandatory amortization payments and the payments described in the foregoing clause (ii)), and (iv) increase the minimum requirement for Asset Coverage Ratio A for all test periods ending on March 31, 2018 through December 31, 2018.
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
18. Mortgage-Backed Debt
Mortgage-backed debt consists of debt issued by the Residual and Non-Residual Trusts that have been consolidated by the Company. The mortgage-backed debt of the Residual Trusts was carried at amortized cost at December 31, 2017. In connection with the adoption of fresh start accounting effective February 9, 2018, the Company changed its method of accounting for mortgage-backed debt of the Residual Trusts to fair value. The mortgage-backed debt of the Non-Residual Trusts is carried at fair value.
Provided in the table below is information regarding the mortgage-backed debt (dollars in thousands):

	Successor		Predecessor
	March 31, 2018		December 31, 2017
	Carrying Value	Weighted-Average Stated Interest Rate (1)	Carrying Value	Weighted-Average Stated Interest Rate (1)
Mortgage-backed debt at fair value (unpaid principal balance of $721,879 and $353,262 at March 31, 2018 and December 31, 2017, respectively)	$717,188	6.17%	$348,682	6.26%
Mortgage-backed debt at amortized cost (unpaid principal balance of $391,208 at December 31, 2017)	—	—%	387,200	6.07%
Total mortgage-backed debt	$717,188	6.17%	$735,882	6.16%
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.

In connection with the adoption of fresh start accounting, the Company recorded adjustments resulting in an increase to mortgage-backed debt totaling $6.2 million at February 9, 2018 as further described in Note 3.

19. Share-Based Compensation
On the Effective Date, all outstanding options and non-vested awards at December 31, 2017 were canceled in connection with the Company's emergence from bankruptcy. Accordingly, the Company was required to recognize the entire amount of any previously unrecognized compensation cost, which totaled $0.4 million at February 9, 2018.
Subsequent to the quarter ended March 31, 2018, the Company announced the appointment of Thomas F. Marano as Chief Executive Officer and Ritesh Chaturbedi as Chief Operating Officer. In connection with his appointment as Chief Executive Officer, Mr. Marano's agreement included the anticipated grant of performance share awards for 2018 and 2019, subject to the approval of the Compensation Committee of the Board, with the number of shares earned to be determined based upon the average closing price of the Company's stock for the 20 trading days immediately prior to the first anniversary and second anniversary of the effective date per the agreement. The number of shares earned under the performance share award agreement pursuant to fiscal year 2018 and 2019 will be determined in accordance with the stock performance ranges detailed within the agreement up to a maximum number of 500,000 shares. Subject to Mr. Marano's continued service with the Company on each applicable vesting date, the Compensation Committee will determine how many shares have been earned following each applicable anniversary date, and fifty percent of the earned shares will vest immediately while the remaining earned shares will vest one year later.
In addition, Mr. Chaturbedi is expected to be granted an amount of RSUs to be determined based on an economic value of $0.5 million, which will vest over the determined service period. It is also anticipated that Mr. Chaturbedi will be granted performance share awards for 2018, with the number of shares earned to be determined based upon the average closing price of the Company's stock for the 20 trading days immediately prior to and including December 31, 2020. The number of shares earned under the performance share award agreement pursuant to fiscal year 2018 will be determined in accordance with the stock performance ranges detailed within the agreement up to a maximum number of 20,000 shares. Subject to Mr. Chaturbedi's continued service with the Company, the Compensation Committee will determine how many shares have been earned subsequent to December 31, 2020, and fifty percent of the earned shares will vest immediately and the remaining shares will vest one year later.
Total expected compensation expense for the awards granted to Mr. Marano and Mr. Chaturbedi is expected to be calculated using a Monte Carlo valuation technique, which considers the probability of all of the possible outcomes of the performance target.
Furthermore, on May 2, 2018, the Company granted 251,632 immediately vesting RSUs to non-employee directors, which includes 37,746 RSUs being accounted for as liability-classified awards in accordance with GAAP and requires them to be marked-to-market each period. The weighted-average grant date fair value of $5.50 for these awards was based on the closing market price of the Company's stock on the grant date.
Share-Based Compensation Expense
Share-based compensation expense recognized by the Company is net of actual forfeitures. Share-based compensation expense of $0.5 million for the period from January 1, 2018 through February 9, 2018 is included in salaries and benefits expense on the consolidated statements of comprehensive income (loss). There was no share-based compensation expense for the period from February 10, 2018 through March 31, 2018 as no awards had been granted during that period.
20. Income Taxes
The Company recorded income tax benefit of $18 thousand for the period from January 1, 2018 through February 9, 2018, which reflects the tax impact of the Predecessor operations, reorganization adjustments and the impact of fresh start accounting adjustments.
The Company calculates income tax expense (benefit) for each interim reporting period based on the estimated annual effective tax rate, which takes into account all expected ordinary activity for the year. For the period from February 10, 2018 through March 31, 2018, the Company recognized a tax expense of $0.2 million. Deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred tax assets will not be realized based on the weight of all available evidence. The effective tax rate and tax expense continue to be low as a result of the Company not recognizing an income tax benefit associated with net losses.
Under the Prepackaged Plan, a substantial amount of the Company’s debt was discharged. Absent an exception, a debtor recognizes cancellation of indebtedness income, or CODI, upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The amount of CODI recognized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued.

The Code provides that a debtor whose debt is discharged pursuant to a confirmed chapter 11 plan does not recognize taxable CODI but must reduce certain of its tax attributes by the amount of the CODI excluded from taxable income. The reduction in the Company's tax attributes for excluded CODI will not be effected until after the determination of Company's tax liability for the tax year ending December 31, 2018.
As provided by Section 382 of the Code and similar state provisions, utilization of certain tax attributes may be subject to substantial annual limitations due to an ownership change in the Company. Under the rules, statutorily defined ownership changes may limit the amount of tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 for federal income tax purposes, results from transactions that increase the ownership of statutorily defined 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a testing period, generally three years.
The Company experienced an ownership change in connection with the Company's emergence from the Chapter 11 Case on February 9, 2018. The Company currently expects to apply the rules under Section 382(l)(5) of the Code and the Treasury regulations thereunder that would allow the Company to mitigate the limitations imposed under Section 382 with respect to the Company's remaining tax attributes and the Company’s deferred tax assets and liabilities have been computed on such basis. However, the application of such provision remains subject to examination by the IRS. Taxpayers who qualify for this provision may, at their option, elect not to apply it. If such provision does not apply, the Company's ability to realize the value of its tax attributes would be subject to limitation and the amount of its deferred tax assets and liabilities may differ. Also, an ownership change subsequent to the Company's emergence from bankruptcy could severely limit or effectively eliminate its ability to realize the value of its tax attributes.
The Company estimates that a portion of the NOLs disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017 and the entire tax loss generated during the December 31, 2018 tax year will be eliminated as a result of the consummation of the Company's Prepackaged Plan. These estimates are subject to revision through the filing of the tax returns for the Successor period ending December 31, 2018.
21. Equity and Earnings (Loss) Per Share
On the Effective Date, all shares of the Predecessor common stock were canceled and 4,252,500 shares of the Successor common stock, par value $0.01 per share, were issued to the previous shareholders of common stock and Convertible Noteholders. The Company reserved 3,193,750 shares of common stock for issuance under an equity incentive plan.
On the Effective Date, the Company issued 100,000 shares of Mandatorily Convertible Preferred Stock to the Senior Noteholders, which are mandatorily convertible into 11,497,500 shares of common stock (a conversion multiple of 114.9750) upon the earliest of (i) February 9, 2023, (ii) at any time following one year after the Effective Date, the time that the volume weighted-average pricing of the common stock exceeds 150% of the conversion price per share of $8.6975, subject to adjustment as described in the Articles of Amendment and Restatement, for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period, and (iii) a change of control transaction in which the consideration paid or payable per share of common stock is greater than or equal to the conversion price per share, which, subject to adjustment as described in the Articles of Amendment and Restatement, is $8.6975.
In the event of a voluntary or involuntary liquidation, winding-up or dissolution of the Company, each holder of Mandatorily Convertible Preferred Stock will be entitled to receive the greater of (i) a liquidation preference per share of Mandatorily Convertible Preferred Stock, prior to any distribution with respect to any other equity security of the Company, equal to the Liquidation Preference, and (ii) the amount payable per share, participating on an “as converted” basis, upon liquidation to the holders of the Successor common stock. The “Liquidation Preference” equals (i) the face amount of the Mandatorily Convertible Preferred Stock, increased by (ii) the amount of interest that would have accumulated on the face amount of the Mandatorily Convertible Preferred Stock up to (but excluding) the date of any liquidation, winding-up or dissolution of the Company, compounding quarterly at a rate of 7% per annum. Thereafter, holders of Mandatorily Convertible Preferred Stock will have no right or claim to the remaining assets, if any, of the Company.
Further, on the Effective Date, the Company issued to the previous shareholders of common stock, as well as the Convertible Noteholders, Series A Warrants to purchase up to an aggregate of 7,245,000 shares of common stock at $20.63 per share and Series B Warrants to purchase up to an aggregate of 5,748,750 shares of common stock at $28.25 per share. All unexercised warrants expire and the rights of the warrant holders to purchase shares of common stock terminate on February 9, 2028, at 5:00 p.m., Eastern Standard Time, which is the 10th anniversary of the Effective Date. The estimated fair values of the Series A and B Warrants, on the Effective Date, were determined to be $1.68 and $0.94 per warrant, respectively, and are classified within additional paid-in capital on the consolidated balance sheets.

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

Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Numerator for basic and diluted earnings (loss) per share
Net income (loss) available to common stockholders (numerator)	$(54,149)	$521,007	$4,508

Denominator
Weighted-average common shares outstanding (Basic denominator)	4,253	37,374	36,412
Effect of dilutive securities:
RSUs	—	50	375
Stock options	—	—	25
Weighted-average common shares outstanding (Dilutive denominator)	4,253	37,424	36,812
The Company’s Mandatorily Convertible Preferred Stock are considered to be participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, as was the case for the period from February 10, 2018 through March 31, 2018, no effect is given to the participating securities because they do not share in the losses of the Company.
For periods in which there is income, certain securities would be antidilutive to the diluted earnings per share calculation. The following table summarizes securities that could potentially dilute earnings per share in the future but have been excluded from the computation of dilutive earnings per share in the periods that the Company has earnings (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Outstanding share-based compensation awards
Stock options (1)	—	3,533	3,412
Performance shares (2)	—	—	183
Restricted stock units	—	327	63
Assumed conversion of Convertible Notes	—	4,932	4,932
Assumed conversion of Convertible Preferred Shares	11,490	—	—
Outstanding Series A and B Warrants	12,994	—	—
__________

(1)	All antidilutive stock options at February 9, 2018 and March 31, 2017 were out-of-the-money. There were no stock options granted during the period from February 10, 2018 through March 31, 2018.

(2)	Performance shares represented the number of shares that were expected to be issued based on the performance percentage as of the end of the reporting periods above.
The outstanding Series A and B Warrants were antidilutive when calculating earnings per share when the Company's average stock price was less than $20.63 and $28.25, respectively. Upon exercise of warrants, the Company shall either deliver, against payment of the exercise price, a number of shares of common stock equal to the number of warrants exercised, or, if a cashless exercise is elected, the net share settlement amount of common stock equal to number of shares of common stock calculated by dividing the product of the number of shares of common stock underlying the warrants multiplied by the fair market value less the exercise price, by the fair market value.

The Convertible Notes were antidilutive when calculating earnings per share when the Company's average stock price was less than $58.80. Upon conversion of the Convertible Notes, the Company may have paid or delivered, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.
22. Segment Reporting
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

•
Reverse Mortgage — primarily focuses on the servicing of reverse loans for the Company's own reverse mortgage portfolio and subservicing on behalf of third-party credit owners of reverse loans. The Reverse Mortgage segment also provides complementary services for the reverse mortgage market, such as real estate owned property management and disposition, for a fee. Effective January 2017, the Company exited the reverse mortgage originations business. The Company no longer has any reverse loans remaining in its originations pipeline and has finalized the shutdown of the reverse mortgage originations business. The Company will continue to fund undrawn tails available to borrowers.

The following tables present select financial information for the reportable segments (in thousands). The Company has presented the revenue and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as corporate expenses, in Corporate and Other. Intersegment revenues and expenses have been eliminated. Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

	Successor
	For the Period From February 10, 2018 Through March 31, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$56,868	$31,441	$4,836	$171	$(2,101)	$91,215
Income (loss) before income taxes	2,133	(11,782)	(11,669)	(32,642)	—	(53,960)

	March 31, 2018
Total assets	$2,641,280	$992,729	$9,892,564	$389,536	$(187,411)	$13,728,698

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$145,551	$29,885	$13,207	$89	$(1,459)	$187,273
Income (loss) before income taxes	69,614	7,977	(1,133)	444,531	—	520,989

	Predecessor
	For the Three Months Ended March 31, 2017
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$147,780	$80,808	$22,493	$510	$(6,306)	$245,285
Income (loss) before income taxes	48,362	16,328	(2,016)	(58,288)	—	4,386
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Corporate and Other non-reportable segment of $0.9 million, $0.8 million and $2.9 million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively. Included in these amounts are late fees that were waived as an incentive for borrowers refinancing their loans of $0.2 million, $0.3 million and $1.0 million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively, which reduced net gains on sales of loans recognized by the Originations segment.

(2)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $1.4 million, $0.9 million and $4.4 million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively.

23. Commitments and Contingencies
Mandatory Clean-Up Call and Letter of Credit Reimbursement Obligation
Historically, the Company was obligated to exercise the mandatory clean-up call obligations assumed as part of a prior agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company was required to call these securitizations when the principal amount of each loan pool falls to 10% or below of the original principal amount. On October 10, 2017, the Company entered into a Clean-up Call Agreement with a counterparty. Pursuant to the Clean-up Call Agreement, the Company paid an inducement fee in the amount of $36.5 million to the counterparty, which was deferred and is being amortized as the counterparty executes the clean-up calls per the agreement. With the execution of the Clean-Up Call Agreement, the counterparty assumed the Company’s mandatory obligation to exercise the clean-up calls for the remaining securitization trusts. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse the Company for certain outstanding advances previously made by the Company with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts. The Clean-up Call Agreement inducement fee had a balance of $28.2 million at March 31, 2018, which was recorded within other assets on the consolidated balance sheets.

As part of an agreement to service the loans in the original eleven securitization trusts and as a result of the Clean-up Call Agreement, the Company has an obligation to reimburse a third party for amounts drawn on the LOCs in excess of $17.0 million in the aggregate related to the seven remaining consolidated securitization trusts from July 1, 2017 through each individual call date. The total draws on the LOCs was $11.0 million at March 31, 2018.
Unfunded Commitments
Reverse Mortgage Loans
At March 31, 2018, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.0 billion and similar commitments on fixed-rate reverse loans of $0.2 million, primarily in the form of undrawn lines-of-credit. The borrowing capacity includes $1.0 billion that was available to be drawn by borrowers at March 31, 2018 and $0.6 million in capacity that will become eligible to be drawn by borrowers through the twelve months ending March 31, 2019, assuming the loans remain performing. In addition, the Company has other commitments of $25.4 million to fund taxes and insurance on borrowers’ properties to the extent of amounts that were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the loan remains performing.
Mortgage Loans
The Company has short-term commitments to lend $1.5 billion and commitments to purchase loans totaling $25.0 million at March 31, 2018. In addition, the Company had commitments to sell $2.1 billion and purchase $440.5 million in mortgage-backed securities at March 31, 2018.
HMBS Issuer Obligations
As an HMBS issuer, the Company assumes certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within a short timeframe of repurchase. HUD reimburses the Company for the outstanding principal balance on the loan up to the maximum claim amount. The Company bears the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Recent regulatory changes introduced by HUD increased the requirements for completing an assignment to HUD. These new requirements have increased the time interval between when a loan is repurchased and when the assignment claim is filed with HUD, and inability to meet such requirements could preclude assignment. During this period, accruals for interest, HUD-required mortgage insurance payments, and borrower draws may cause the unpaid balance on the loan to increase and ultimately exceed the maximum claim amount. Nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned.
The Company currently relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these Ginnie Mae loans. Given continued growth in the number and amount of reverse loan repurchases, the Company may continue to seek additional, or expansion of existing, master repurchase or similar agreements, may seek to access the securitization market to provide financing capacity for future required loan repurchases, and/or may seek to sell previously repurchased HECMs. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. The Company repurchased $134.6 million, $257.1 million and $226.1 million in reverse loans and real estate owned from securitization pools during the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively. At March 31, 2018, the Company had repurchased reverse loans and real estate owned totaling $1.0 billion, with a fair value of $996.8 million, and unfunded commitments to repurchase reverse loans and real estate owned of $141.4 million. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods and are expected to continue to increase due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount.

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
The Company's representations and warranties are generally not subject to stated limits of exposure, with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At March 31, 2018, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $69.3 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through March 31, 2018, adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company’s estimate of the liability associated with representations and warranties exposure was $16.0 million at March 31, 2018 and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheets.
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
Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $99.5 million at March 31, 2018 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. The Company recorded (reduced) a provision, net of expected third-party recoveries, related to the curtailment obligation liability of $(3.5) million and $0.4 million during the period from February 10, 2018 through March 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. The Company has potential estimated maximum financial statement exposure for an additional $150.4 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).
Mortgage Loans
The Company had a curtailment obligation liability of $38.1 million at March 31, 2018 related to sales of servicing rights, advance curtailment exposure and mortgage loan servicing that it primarily assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
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
At March 31, 2018, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $33 million. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $13 million at March 31, 2018. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
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

A federal securities fraud complaint was filed against the Company, George M. Awad, Denmar J. Dixon, Anthony N. Renzi, and Gary L. Tillett on March 16, 2017. The case, captioned Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-02025-JCJ, is pending in the Eastern District of Pennsylvania. The court has appointed a lead plaintiff in the action who filed an amended complaint on September 15, 2017. The amended complaint seeks monetary damages and asserts claims under Sections 10(b) and 20(a) of the Exchange Act during a class period alleged to begin on August 9, 2016 and conclude on August 1, 2017. The amended complaint alleges that: (i) defendants made material misstatements about the value of the Company's deferred tax assets; (ii) the material misstatement about the value of the Company's deferred tax assets required the Company to restate certain financials in the Quarterly Reports on Form 10-Q for the periods ended June 30, 2016, September 30, 2016 and March 31, 2017 and the Annual Report on Form 10-K for the year ended December 31, 2016, and caused the Company to violate the financial covenants and obligations in agreements with the Company's lenders and GSEs; and (iii) defendants made material misstatements concerning the Company's initiatives to deleverage the Company's capital structure. On November 3, 2017, the lead plaintiff voluntarily dismissed defendant Denmar J. Dixon from the action. On November 14, 2017, the remaining defendants moved to dismiss the amended complaint. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On February 15, 2018, the parties reached an agreement in principle to settle the action for $2.95 million subject to the negotiation of a formal settlement agreement, notice to the alleged class, and court approval. The settlement, if completed, is to be paid in part by the Company and in part by the Company's directors’ and officers’ insurance carrier.
A stockholder derivative complaint purporting to assert claims on behalf of the Company was filed against certain current and former members of the Board of Directors on June 22, 2017. The case, captioned Michael E. Vacek, Jr., et al. vs. George M. Awad, et al., Case No. 2:17-cv-02820-JCJ, is pending in the Eastern District of Pennsylvania. Plaintiff filed an amended complaint in the action on September 13, 2017. The amended complaint seeks monetary damages for the Company and equitable relief and asserts a claim for breach of fiduciary duty arising out of: (i) a material weakness in the Company's internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities, including identifying foreclosure tax liens and resolving such liens efficiently, foreclosure related advances, and the processing and oversight of loans in bankruptcy status, which resulted in several adjustments to reserves during the fourth quarter of 2016; (ii) an accounting error that caused an overstatement of the value of the Company's deferred tax assets; and (iii) subpoenas seeking documents relating to RMS’s origination and underwriting of reverse mortgages and loans. The Company and the defendants moved to dismiss the amended complaint on October 5, 2017. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On April 26, 2018, the Court denied the motion to dismiss. On May 9, 2018, the Company and the defendants moved for reconsideration or certification of the Court’s denial of the motion to dismiss.
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
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms "Ditech Holding", the "Company", "we", "us", and "our" as used throughout this report refer to Ditech Holding Corporation and its consolidated subsidiaries (Successor), as well as Walter Investment Corp. and its consolidated subsidiaries (Predecessor). The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 16, 2018 and with the information under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in that Annual Report on Form 10-K. Historical results and trends discussed herein and therein may not be indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying Consolidated Financial Statements, reflect management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors. We use certain acronyms and terms throughout this Quarterly Report on Form 10-Q that are defined in the Glossary of Terms of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our website can be found at www.ditechholding.com. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, click on "Investor Relations" and then click on "SEC Filings." We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Ethics, our Corporate Governance Guidelines, and charters for our Audit Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, Finance Committee, Compliance Committee, and Technology and Operations Committee. In addition, our website may include disclosure relating to certain non-GAAP financial measures that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time.
From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.ditechholding.com.
Any information on our website or obtained through our website is not part of this Quarterly Report on Form 10-Q.
Our Investor Relations Department can be contacted at 3000 Bayport Drive, Suite 860, Tampa, Florida 33607, Attn: Investor Relations, telephone (813) 421-7694.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and including matters discussed elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as "believes," "anticipates," "expects," "intends," "plans," "projects," "estimates," "assumes," "may," "should," "will," "seeks," "targets," or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance, nor should any conclusions be drawn or assumptions be made as to any potential outcome of any changes in our strategy. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, and in our other filings with the SEC.
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

•
our ability to achieve our strategic initiatives, particularly our ability to: enter into new subservicing arrangements; improve servicing performance; successfully develop our originations capabilities; and execute and realize planned operational improvements and efficiencies;

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

•
risks and potential costs associated with technology and cybersecurity, including: the risks of technology failures and of cyber-attacks against us or our vendors; our ability to adequately respond to actual or attempted cyber-attacks; and our ability to implement adequate internal security measures and protect confidential borrower information;

•
risks and potential costs associated with the implementation of new or more current technology, such as MSP, the use of vendors (including offshore vendors) or the transfer of our servers or other infrastructure to new data center facilities;

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•	risks related to our deferred tax assets, including the risk of an "ownership change" under Section 382 of the Code;

•	our ability to maintain the listing of our common stock on the NYSE;

•	our ability to continue as a going concern;

•	uncertainties regarding impairment charges relating to our goodwill or other intangible assets;

•	risks associated with one or more material weaknesses identified in our internal controls over financial reporting, including the timing, expense and effectiveness of our remediation plans;

•	our ability to implement and maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	our ability to manage potential conflicts of interest relating to our relationship with WCO; and

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
On November 30, 2017, Walter Investment Management Corp. (Predecessor) filed a Bankruptcy Petition under the Bankruptcy Code to pursue the Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the Prepackaged Plan. On February 9, 2018, the Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the Chapter 11 Case and the Company changed its name to Ditech Holding Corporation (Successor).
The Company met the conditions to qualify under GAAP for fresh start accounting, and accordingly, adopted fresh start accounting effective February 10, 2018. The actual impact at emergence on February 9, 2018 is shown in Note 3 to the Consolidated Financial Statements. GAAP requires us to report our results separately as the period subsequent to emergence (Successor), which is the period from February 10, 2018 through March 31, 2018, and the period prior to emergence (Predecessor), which is the period from January 1, 2018 through February 9, 2018. Any presentation of the Successor represents the financial position and results of operations of the Successor and will not be comparable to prior periods.
Effective April 18, 2018, Thomas F. Marano was appointed Chief Executive Officer and President of Ditech Holding. Jeffrey P. Baker, who served as interim Chief Executive Officer and President of Ditech Holding, continues to serve as President of the Company's Reverse Mortgage business. Mr. Marano continues to serve as Chairman of the Board of Directors. Effective February 9, 2018, Jerry Lombardo was appointed Ditech Holding's Chief Financial Officer, and effective April 23, 2018, Ritesh Chaturbedi was appointed Ditech Holding's Chief Operating Officer. Effective May 8, 2018, Seth L. Bartlett was appointed as Lead Independent Director.

At March 31, 2018, we serviced 1.6 million residential loans with a total unpaid principal balance of $202.9 billion. We originated $2.8 billion in mortgage loan volume during the first quarter of 2018.
Throughout 2018, our strategy will be multi-dimensional, with a focus on profitability and liquidity driven by increased brand awareness, relentless cost management, operational efficiency through process re-engineering in our servicing operations and expanding the number of counterparties with which we do business. Additionally, we may from time to time sell servicing rights to third parties on a selective basis while continuing to grow our subservicing business with third-party servicing rights owners. Our subservicing fees vary considerably from contract to contract, and in general subservicing fees are lower than the servicing fee associated with ownership of servicing rights. Therefore, our servicing revenues have been and are expected to continue to be negatively affected by the sale of our MSR, even in situations where we are engaged to subservice the loans following the sale of a MSR. However, as the portion of our servicing portfolio represented by subservicing increases, we generally expect to benefit from lower advance funding costs and from the elimination of amortization charges associated with the MSR we have sold.
During the three months ended March 31, 2018, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio with $1.2 billion relating to mortgage loans sold with servicing retained and $461.5 million relating to subservicing contracts, which was more than offset by $6.5 billion of payoffs and other adjustments, net of recapture activities. In addition, we added to the unpaid principal balance of our third-party reverse loan servicing portfolio with $479.0 million in tail issuances, which was more than offset by $553.1 million in payoffs and curtailments.
Our mortgage loan originations business diversifies our revenue base and helps us replenish our servicing portfolio. During the three months ended March 31, 2018, we originated $1.3 billion of mortgage loans through our consumer and wholesale channels and purchased $1.5 billion of mortgage loans through our correspondent channel. Substantially all of these purchased and originated mortgage loans were added to our third-party servicing portfolio upon loan sale. The results in our originations business have been negatively impacted by the recent rise in interest rates, which reduces the level of refinancing transactions. Purchase activity has remained robust despite the higher rate environment; however, we are not an established purchase money lender and it will take time to develop brand awareness and build market share.
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
At March 31, 2018, we were the subservicer for 0.8 million mortgage loan accounts with an unpaid principal loan balance of $103.4 billion. These subserviced accounts represented approximately 56% of our mortgage loan servicing portfolio based on unpaid principal loan balance at that date. Our Servicing segment's largest subservicing customer, NRM, represented approximately 78% of our mortgage loan subservicing portfolio based on unpaid principal loan balance on March 31, 2018. Our next largest subservicing customer represented approximately 20% of our mortgage loan subservicing portfolio based on unpaid principal loan balance on March 31, 2018.

The subservicing contracts pursuant to which we are retained to subservice mortgage loans generally provide that our customer, the owner of the MSR that we subservice on behalf of, can terminate us as subservicer with or without cause, and each such contract has unique terms establishing the fees we will be paid for our work under the contract or upon the termination of the contract, if any, and the standards of performance we are required to meet in servicing the relevant mortgage loans, such that the profitability of our subservicing activity may vary among different contracts. We believe that our subservicing customers consider various factors from time to time in determining whether to retain or change subservicers, including the financial strength and servicer ratings of the subservicer, the subservicer's record of compliance with regulatory and contractual obligations (including any enhanced, "high touch" processes required by the contract) and the success of the subservicer in limiting the delinquency rate of the relevant portfolio. The termination of one or more of our subservicing contracts could have a material adverse effect on us, including on our business, financial condition, liquidity and results of operations. Refer to Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of certain additional risks and uncertainties relating to our subservicing contracts.
Originations - Our Originations segment originates and purchases mortgage loans that are intended for sale to third parties. During the three months ended March 31, 2018, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 40% Fannie Mae conventional conforming loans, (ii) 52% Ginnie Mae loans and (iii) 8% Freddie Mac conventional conforming loans.
Reverse Mortgage - Our Reverse Mortgage segment primarily focuses on the servicing of reverse loans. Effective January 2017, we exited the reverse mortgage originations business. We no longer have any reverse loans remaining in the originations pipeline and have finalized the shutdown of the reverse mortgage originations business. We will continue to fund undrawn amounts available to borrowers under their loans and, from time to time, securitize these amounts.
Corporate and Other - As of March 31, 2018, our Corporate and Other non-reportable segment includes our Corporate functions and also holds the assets and liabilities of the Non-Residual Trusts and corporate debt. Effective January 1, 2018, we no longer allocate corporate overhead, including depreciation and amortization, to our operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.
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
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, the provision for advances, curtailment, interest expense and other operating expenses. During 2018, our results were also impacted by reorganization items and fresh start accounting adjustments of $464.5 million that were directly attributable to the Chapter 11 Case and our emergence from bankruptcy, and by non-cash goodwill and intangible assets impairment charges of $10.0 million. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.
Our principal sources of liquidity are the cash flows generated from our business segments, funds available from our master repurchase agreements and mortgage loan servicing advance facilities, issuance of GMBS, and issuance of HMBS to fund our tail commitments. We may generate additional liquidity through sales of MSR, any portion thereof, or other assets. We are currently working with our existing as well as new lenders to increase financing capacity for reverse Ginnie Mae buyout loans in an amount sufficient to provide adequate liquidity for future buyouts. In addition, during the first quarter of 2018, we engaged an advisor to help market and sell a pool of defaulted reverse Ginnie Mae buyout loans that are owned by us and financed under our existing financing facilities. On April 23, 2018, we entered into a master repurchase agreement that provides up to $212.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. Refer to the Liquidity and Capital Resources section below for additional information.

Financial Highlights
Our Financial Highlights reflect fresh start accounting effective February 10, 2018. Our financial statements as of February 10, 2018 and for subsequent periods report the results of the Successor with no beginning retained earnings. Any presentation of the Successor represents our financial position and results of operations post-emergence and is not comparable to prior periods.
Total revenues were $91.2 million and $187.3 million for the period from February 10, 2018 through March 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively, which represented an increase of $33.2 million as compared to the three months ended March 31, 2017. The increase in revenue reflects an increase of $63.9 million in net servicing revenue and fees, partially offset by a decrease of $17.9 million in net gains on sales of loans and a decrease of $7.2 million in interest income on loans. The increase in net servicing revenue and fees was driven by an increase of $97.8 million related to fair value adjustments to servicing rights, partially offset by $28.4 million in lower servicing fees.
The increase in fair value adjustments to servicing rights was driven by a 46 bps increase in mortgage interest rates in the first quarter of 2018 and assumption updates for delinquency rates. This increase in fair value adjustments is consistent with observed increases in MSR values seen in the market during the first quarter of 2018. Additionally, delinquencies continue to decline across market portfolios as sustained job and wage growth has helped borrowers remain current. The decrease in servicing fees was due to the reduction in our owned MSR portfolio and continued runoff of the overall servicing portfolio. The decrease in net gains on sales of loans resulted from an overall lower volume of locked loans. The decrease in interest income on loans results from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for our residential loans held in the Residual Trusts on February 10, 2018 in connection with fresh start accounting.
Total expenses were $145.7 million and $133.7 million for the period from February 10, 2018 through March 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively, which represented a decrease of $34.3 million as compared to the three months ended March 31, 2017. The decrease in expenses was driven by $26.6 million in lower general and administrative expenses resulting from decreases in legal fees related to litigation and regulatory costs and in default servicing expense, in addition to accretion recorded in the first quarter of 2018 related to fresh start accounting adjustments for advances, and $20.8 million in lower salaries and benefits resulting from a lower average headcount driven by site closures and various organizational changes. These decreases were partially offset by goodwill and intangible assets impairment of $10.0 million recorded in 2018.
We recorded goodwill impairment of $9.0 million related to the Originations segment as a result of lower projected financial performance within this segment subsequent to our emergence from bankruptcy, which was driven by certain market factors including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender. We recorded intangible assets impairment of $1.0 million related to trade names of the Servicing segment, which were tested for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance. As a result of the goodwill impairment charges, we no longer have goodwill.
Total other gains were $0.5 million and $467.4 million for the period from February 10, 2018 through March 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively, which represented an increase of $395.1 million as compared to the three months ended March 31, 2017 driven by $464.5 million in reorganization items and fresh start accounting adjustments. Reorganization items consisted primarily of $556.9 million related to the gain on cancellation of corporate debt and $77.2 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to Convertible and Senior Noteholders. Refer to the Emergence from Reorganization Proceedings section below for additional information.
Cash flows used in operating activities were $72.8 million for the three months ended March 31, 2018 as compared to cash flows provided by operating activities of $128.1 million for the same period of 2017. The primary driver for the change in cash provided by (used in) operating activities was a decrease in cash provided by origination activities resulting from a lower volume of loans sold in relation to loans originated during the three months ended March 31, 2018 as compared to the same period of 2017.
Refer to the Results of Operations and Business Segment Results sections below for further information on the changes addressed above. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section below.

Strategy
Throughout 2018, our strategy will be multi-dimensional, with a focus on profitability and liquidity driven by increased brand awareness, relentless cost management, operational efficiency through process re-engineering in our servicing operations and expanding the number of counterparties with which we do business. Additionally, we may from time to time sell servicing rights to third parties on a selective basis while continuing to grow our subservicing business with third-party servicing rights owners.
In the Servicing segment, the shift of our servicing portfolio from servicing to subservicing has resulted in, and is expected to continue to result in, a decline in revenue. Our ability to implement initiatives to reduce costs on pace with or faster than declining revenues is a key factor to us achieving a sustained level of profitability within the servicing business. We have already achieved cost reductions in a number of areas, but there can be no assurance that we will be able to reduce costs so as to enable the servicing business to return to profitability in the near-term or at all. We are also concentrating on improving the performance of our servicing business by, for example, strengthening our internal control environment, lowering delinquency rates and improving standards and compliance. These cost reduction initiatives and operational improvements are critical to our ability to compete effectively and profitably for opportunities to subservice for others. We intend to execute numerous initiatives to become a more customer-centric organization aimed at improving our performance as an originator and servicer. We believe that a cross-functional approach to customer service will bring better customer experiences, solutions and advice to the customer. We also continue to improve the efficiency of our origination operations, through such measures as better processes, improved use of outsource vendors, renegotiation of current vendor and procurement contracts, reduction of spans and layers, and improved use of technology.
In the Originations segment, our business is challenged by the expiration of HARP at the end of 2018 and higher interest rates driving a significant reduction in the refinancing market, which historically was the primary focus of the Company. Higher interest rates, the impact of changes in the interest rate curve creating margin compression and aggressive buying of MSR by certain competitors have had a significant impact on our ability to profitably compete in our Originations segment in the first quarter of 2018. In order to achieve sustained profitability in our originations business, we will have to increase our outbound contact efforts and improve retention. As we endeavor to expand our originations business, we expect that we will need to increase significantly the amount of purchase money loans we originate, particularly in our consumer direct channel. This has required us to develop marketing and advertising programs to enhance our brand awareness among potential customers, and we expect to launch a digital marketing presence this year. We believe our strategy may require us to hire additional loan officers and other employees while carefully managing costs. We are focused on deeper integration of our originations business processes with our servicing business to better identify viable customer opportunities so that we can streamline and shorten time lines in an effort to increase pull-through rates.
In the Reverse Mortgage segment, having exited the originations business, we are working to improve the efficiency of our servicing activities in order to reduce expected future losses. We have also been evaluating options for our reverse mortgage business, including the possibility of selling some or all of its assets or pursuing alternative solutions for the business that include collaboration with other parties.
Improving the effectiveness and efficiency of our information technology group is an important element of our strategy across all of our operations. We use numerous systems and incur considerable expense to support our lending, servicing, reverse and other business activities. We have initiated measures to reduce the complexity and cost of our information technology operations and are continuing our review of this function to identify further areas of opportunity. Further, we have added new technology leadership to the Company to direct this important area of focus.
Investments in MSR
Historically, to support our servicing business, we have from time to time bought or sold MSR; however, with a view to using our capital efficiently while increasing free cash-flow, in 2016 we began to limit our investment in MSR.
To date, we executed a number of transactions that helped us reduce our investment in MSR. In particular, we entered into several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice these and other MSR. Refer to Note 4 to the Consolidated Financial Statements for additional information on transactions with NRM. We may seek to sell additional MSR to NRM in the future and may also seek to enter into arrangements to sell MSR to other buyers. In 2017, we transferred MSR to NRM under a flow sale agreement related to mortgage loans with an aggregate UPB of $2.4 billion. Additionally, we simultaneously assigned servicing to NRM concurrent with the loan delivery to GSEs with an aggregate UPB of $6.4 billion for the year ended December 31, 2017. In 2018, we may from time to time sell MSR we now own or those we create in connection with our mortgage origination activities to NRM or other third parties. We expect that we will generally choose to retain the right to subservice such MSR sold by us, but we may also sell MSR with servicing released. We may also engage in other transactions to limit or reduce our investment in MSR, including sales of excess servicing spread.

Operating Improvements
Our goals for 2018 include expense reductions; however, there can be no assurance that we will be successful in reducing costs. In 2018, we expect to continue to incur advisory, severance and other expenses while we continue to transform our business, and we may incur unexpected expenses, including expenses arising from unanticipated operational problems, legal and regulatory matters, and other matters that are beyond our control. If we are not successful in reducing our expenses, our results of operations, financial condition and liquidity could be materially adversely affected.
In addition to improving the financial performance of our operations, we are focused on ensuring that our servicing operations meet legal and regulatory requirements and fulfill our contractual servicing obligations and that we improve our servicing performance, as measured by the owners of the loans we service (such as GSEs) and by customers for whom we subservice. The GSEs and other parties for whom we service or subservice regularly monitor our performance and communicate their observations and expectations to us, and several of such counterparties have requested that we improve various aspects of our performance, which we are endeavoring to do. With a view to improving our performance, we have been enhancing our processes and have made management changes and introduced new procedures to track key performance metrics. We may need to make further enhancements to our people, processes or technologies to achieve acceptable levels of servicing performance and satisfy evolving legal and regulatory requirements and best practices. In addition, these enhancements could require significant unplanned expenditures that could adversely affect our financial results. We cannot be certain that our efforts to improve our servicing performance will have sufficient or timely results. If we are unable to improve our servicing performance metrics, we could face various material adverse consequences, including competitive disadvantage, the inability to win new subservicing business, the termination of servicing rights or subservicing contracts and GSEs or other counterparties asking us to transfer to other servicers, or otherwise limit or reduce, certain assets in our servicing portfolio.
We plan to continue to take actions across our businesses to improve efficiency, identify revenue opportunities and reduce expenses. However, we also expect to incur certain other costs. For example, we have been making investments and taking other measures to enhance the structure and effectiveness of our compliance and risk processes and associated programs across the Company, with a view to improving our customers’ experience, our compliance results and our performance and ratings under our subservicing contracts and our obligations to GSEs and loan investors. We intend to make additional investments and process improvements. The mortgage industry generally, including our Company, is subject to extensive and evolving regulation and continues to be under scrutiny from federal and state regulators, enforcement agencies and other government entities. This oversight has led, in our case, to ongoing investigations and examinations of several of our business areas, and we have been and will be required to dedicate internal and external resources to providing information to and otherwise cooperating with such government entities. In addition, we have incurred, and expect that in the future we will incur, significant expenses (i) associated with the remediation or other resolution of breaches, findings or concerns raised by regulators, enforcement agencies, other government entities, customers or ourselves, (ii) to enhance the effectiveness of our risk and compliance program and (iii) to address operational issues and other events of noncompliance we have discovered, or may in the future discover, through our compliance program or otherwise. Investments to enhance our operational, compliance and risk processes are intended to result in an improved customer experience and competitive advantage for our business.
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

Preferred Stock
On the Effective Date, we issued 100,000 shares of Mandatorily Convertible Preferred Stock to the Senior Noteholders, which are mandatorily convertible into 11,497,500 shares of common stock (a conversion multiple of 114.9750) upon the earliest of (i) February 9, 2023, (ii) at any time following one year after the Effective Date, the time that the volume weighted-average pricing of the common stock exceeds 150% of the conversion price per share for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period, and (iii) a change of control transaction in which the consideration paid or payable per share of common stock is greater than or equal to the conversion price per share, which, subject to adjustment, is $8.6975. The shares of Mandatorily Convertible Preferred Stock are also convertible at the option of the holder thereof or upon the affirmative vote of at least 66 2/3% of the Mandatorily Convertible Preferred Stock then outstanding.
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
2018 Credit Agreement
On the Effective Date, pursuant to the terms of the Prepackaged Plan, we entered into the 2018 Credit Agreement. The 2018 Credit Agreement provides for the 2018 Term Loan maturing on June 30, 2022 in an amount of approximately $1.2 billion. The 2018 Term Loan bears interest at a rate per annum equal to, at our option, (i) LIBOR plus 6.00% (with a LIBOR floor of 1.00%) or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, the last day of the interest period applicable to the borrowing of which such loan is a part). The 2018 Term Loan is guaranteed by substantially all of our wholly-owned domestic subsidiaries and secured by a first priority pledge on substantially all of our assets and the assets of the subsidiary guarantors, in each case subject to certain exceptions. Refer to the Liquidity and Capital Resources section for further discussion of the impact to our liquidity and the recent amendment to the 2018 Credit Agreement.
Second Lien Notes
On the Effective Date, pursuant to the terms of the Prepackaged Plan, we entered into an indenture and issued $250.0 million aggregate principal amount of Second Lien Notes. The Second Lien Notes will mature on December 31, 2024. Interest on the Second Lien Notes will accrue at a rate of 9.00% per annum payable semi-annually in arrears on June 15 and December 15 of each year. The Second Lien Notes require payment of interest in cash, except that interest on up to $50.0 million principal amount (plus previously accrued PIK interest payable), at our election, may be paid by increasing the principal amount of the outstanding notes or by issuing additional notes. The terms of the 2018 Credit Agreement require that we exercise such election. The Second Lien Notes are secured on a second-priority basis by substantially all of our assets and our subsidiary guarantors. Refer to the Liquidity and Capital Resources section for further discussion of the impact to our liquidity.
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
Servicer Advance Financing Facilities
On February 12, 2018, the Securities Master Repurchase Agreement issued under the DIP Warehouse Facilities was terminated and repaid with proceeds from the issuance of variable funding notes under two new servicing advance facilities, the DAAT Facility and DPATII Facility. As of March 31, 2018, the DAAT Facility and the DPATII Facility had maximum capacity sub-limits of $475.0 million and $75.0 million, respectively. In April 2018, the DAAT Facility and DPATII Facility were amended to, among other things, shift $10.0 million in capacity from the DAAT Facility to the DPATII Facility. These facilities, together with our master repurchase agreement used to fund originations and our master repurchase agreement used to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools, are subject, collectively, to a combined maximum outstanding amount of $1.9 billion.
Fresh Start Accounting
The Company met the conditions to qualify under GAAP for fresh start accounting, and accordingly adopted fresh start accounting effective February 10, 2018. The actual impact at emergence on February 9, 2018 is shown in Note 3 to the Consolidated Financial Statements. The financial statements as of February 10, 2018 and for subsequent periods report the results of the Successor with no beginning retained earnings. Any presentation of the Successor represents the financial position and results of operations of the Successor is not comparable to prior periods. Refer to Note 3 to the Consolidated Financial Statements for additional information regarding the application of fresh start accounting.

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
Regulatory Developments
Our business is subject to extensive regulation by federal, state and local authorities, including the CFPB, HUD, VA, the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing and mortgage originations businesses. We are also subject to a variety of regulatory and contractual obligations imposed by credit owners, investors, insurers and guarantors of the mortgages we originate and service, including, but not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, FHFA, USDA and the VA/FHA. Furthermore, our industry has been under scrutiny by federal and state regulators over the past several years, and we expect this scrutiny to continue. Laws, rules, regulations and practices that have been in place for many years may be changed, and new laws, rules, regulations and administrative guidance have been, and may continue to be, introduced in order to address real and perceived problems in our industry. We expect to incur ongoing operational, legal and system costs in order to comply with these evolving rules and regulations.
Servicing Segment
On March 8, 2018, the CFPB issued a final rule amending Regulation Z’s requirements relating to the timing for servicers to transition to providing modified or unmodified periodic statements and coupon books to borrowers transitioning into or out of bankruptcy. The rule became effective on April 19, 2018.
There have been various legal and regulatory developments in Nevada regarding liens asserted by HOAs for unpaid assessments. In September 2014, the Nevada Supreme Court held that an HOA non-judicial foreclosure sale can extinguish a mortgage lender’s previously-recorded first deed of trust on a property if that foreclosure is to recover assessments categorized as super-priority amounts. In June 2015, the U.S. District Court for the District of Nevada issued an opinion holding that federal law prohibits an HOA foreclosure proceeding from extinguishing a first deed of trust assigned to Fannie Mae. A Nevada state court subsequently reached the same conclusion. The Nevada Supreme Court also reversed a lower court summary judgment decision invalidating an HOA foreclosure sale on the basis that the HOA refused the lienholder’s tender of the super-priority portion of the lien and that the HOA sale was commercially unreasonable. The Nevada Supreme Court ruled that these were issues of fact and remanded for further proceedings. Additional litigation in both state and federal courts and appellate courts is pending with respect to these issues. Case law is quickly developing, is not harmonious between federal and state courts and varies by judge within each jurisdiction. Also, legislation in Nevada, which became effective on October 1, 2015, requires HOAs to provide notice to lienholders relating to the default and foreclosure sale and also to provide creditors with a right to redeem the property for up to 60 days following an HOA foreclosure sale. In January 2017, the Nevada Supreme Court ruled that the state’s non-judicial HOA foreclosure statutes in effect prior to the 2015 amendments do not unconstitutionally violate due process and are not a government taking. This opinion conflicts with a 2016 decision of the Ninth Circuit, holding that the statute was unconstitutional. Credit owners may assert claims against servicers for failure to advance sufficient funds to cover unpaid HOA assessments and protect the credit owner’s interest in the subject property. We service numerous loans in Nevada and are involved in litigation and other legal proceedings affected by, or related to, these HOA matters.

Originations Segment
On August 24, 2017, the CFPB issued a final rule to make technical corrections and clarifications to certain requirements adopted by the CFPB’s HMDA (Regulation C) final rule issued on October 28, 2015. The final rule also amends Regulation C to increase the threshold for collecting and reporting data about open-end lines of credit for a period of two years so that financial institutions originating fewer than 500 open-end lines of credit in either of the preceding two years would not be required to begin collecting such data until January 1, 2020, and also adopted a new reporting exclusion. The data collection requirements implemented by the 2015 and 2017 final rules became effective on January 1, 2018, while the reporting requirements are expected to begin in 2019.
Reverse Mortgage Segment
HUD Mortgagee Letter 2017-05, effective April 18, 2017, provided consolidated and updated guidance regarding the submission of HECM assignments to HUD. Since the publication of HUD Mortgagee Letter 2017-05, RMS has increasingly experienced delays and rejections with respect to HUD’s acceptance and payment of certain assignment claims, which, in turn, increases the amount of time RMS must carry the applicable loan's balance between the time the loan is bought out of a GNMA pool until the assignment claim is paid. The two predominant reasons for the increase in delays and rejections of HECM assignments relate to HUD Mortgagee Letter 2017-05 being interpreted to require proof that property taxes are "current," as opposed to the prior requirement of proof that such taxes were paid "timely," and the HUD Mortgagee Letter 2017-05 guidance that the only acceptable proof of hazard insurance is a copy of the borrower's current insurance "declarations page." Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of certain risks relating to our HECM repurchase obligations and related matters.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information about the regulatory framework under which we operate.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017	Variance
				$	%
REVENUES
Net servicing revenue and fees	$48,355	$128,685	$113,187	$63,853	56%
Net gains on sales of loans	28,518	27,963	74,356	(17,875)	(24)%
Net fair value gains on reverse loans and related HMBS obligations	889	10,576	14,702	(3,237)	(22)%
Interest income on loans	376	3,387	10,980	(7,217)	(66)%
Insurance revenue	—	—	3,963	(3,963)	(100)%
Other revenues	13,077	16,662	28,097	1,642	6%
Total revenues	91,215	187,273	245,285	33,203	14%

EXPENSES
General and administrative	54,525	50,520	131,627	(26,582)	(20)%
Salaries and benefits	46,782	40,408	107,957	(20,767)	(19)%
Interest expense	29,896	38,756	60,410	8,242	14%
Goodwill and intangible assets impairment	9,960	—	—	9,960	n/m
Depreciation and amortization	4,694	3,810	10,932	(2,428)	(22)%
Other expenses, net	(198)	229	2,783	(2,752)	(99)%
Total expenses	145,659	133,723	313,709	(34,327)	(11)%

OTHER GAINS (LOSSES)
Reorganization items and fresh start accounting adjustments	(110)	464,563	—	464,453	n/m
Net losses on extinguishment of debt	—	(864)	—	(864)	n/m
Other net fair value gains	594	3,740	5,083	(749)	(15)%
Gain on sale of business	—	—	67,727	(67,727)	(100)%
Total other gains	484	467,439	72,810	395,113	n/m

Income (loss) before income taxes	(53,960)	520,989	4,386	462,643	n/m
Income tax expense (benefit)	189	(18)	(122)	293	(240)%
Net income (loss)	$(54,149)	$521,007	$4,508	$462,350	n/m

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017	Variance
				$	%
Servicing fees	$52,175	$52,855	$133,393	$(28,363)	(21)%
Incentive and performance fees	7,255	6,019	15,154	(1,880)	(12)%
Ancillary and other fees	11,756	7,335	23,243	(4,152)	(18)%
Servicing revenue and fees	71,186	66,209	171,790	(34,395)	(20)%
Changes in valuation inputs or other assumptions (1)	(6,517)	78,132	(17,530)	89,145	n/m
Other changes in fair value (2)	(13,826)	(13,469)	(35,986)	8,691	(24)%
Change in fair value of servicing rights	(20,343)	64,663	(53,516)	97,836	(183)%
Amortization of servicing rights	(2,488)	(2,187)	(5,025)	350	(7)%
Change in fair value of servicing rights related liabilities	—	—	(62)	62	(100)%
Net servicing revenue and fees	$48,355	$128,685	$113,187	$63,853	56%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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
Servicing fees decreased $28.4 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to the reduction in our owned MSR portfolio and continued runoff of the overall servicing portfolio. Incentive and performance fees decreased $1.9 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to lower asset recovery income and lower fees earned under HAMP, offset in part by higher incentive income. Ancillary and other fees decreased $4.2 million for the three months ended March 31, 2018 as compared to the same period of 2017 due to lower late fee income and convenience and expedited payment fees resulting from a smaller MSR portfolio.
Changes in the fair value of servicing rights improved $97.8 million for the three months ended March 31, 2018 as compared to the same period of 2017. Refer to the Servicing segment section under our Business Segment Results section below for additional information on the changes in fair value relating to servicing rights.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, and a provision for the repurchase of loans. Net gains on sales of loans decreased $17.9 million for the three months ended March 31, 2018 as compared to the same period of 2017 primarily due to an overall lower volume of locked loans.
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

Net fair value gains on reverse loans and related HMBS obligations decreased $3.2 million for the three months ended March 31, 2018 as compared to the same period of 2017 primarily due to an increase in net non-cash fair value losses, offset in part by an increase in net interest income. Net non-cash fair value losses increased due to valuation model assumption adjustments for buyout loans and changes in market pricing during the quarter. Net interest income increased primarily as a result of a decrease in HMBS related obligations due to an increase in buyouts, partially offset by an increase in nonperforming reverse loans, which generally have lower interest rates than performing loans.
Interest Income on Loans
Through February 9, 2018, we recorded interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which were accounted for at amortized cost. On February 10, 2018, we elected fair value accounting for our residential loans held in the Residual Trusts in connection with fresh start accounting and, subsequently, we only record interest income on our unencumbered mortgage loans. Interest income on loans decreased $7.2 million for the three months ended March 31, 2018 as compared to the same period of 2017 primarily as a result of the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for our residential loans held in the Residual Trusts on February 10, 2018 in connection with fresh start accounting. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned if the loans were originated under real estate owned financing wherein the loan-to-value was greater than 80%. Interest income on these loans is recognized as gain on sale of real estate owned within other expenses when certain criteria are met. Interest income earned on loans carried at fair value is recognized in other net fair value gains (losses).
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
				Variance
Residential loans at amortized cost
Interest income	$376	$3,387	$10,980	$(7,217)
Average balance (1) (2)	8,597	408,765	483,792	(275,111)
Annualized average yield	31.93%	7.56%	9.08%	(1.87)%
__________

(1)	Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the period.

(2)	Average balance excludes loans subject to repurchase from Ginnie Mae as we do not own these mortgage loans and, therefore, are not entitled to any interest income they generate.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $4.0 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services, which are recognized in other revenues.
Other Revenues
Other revenues consists primarily of origination fee income, interest income on cash and cash equivalents, changes in the fair value of charged-off loans and insurance marketing commissions. Other revenues increased $1.6 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to higher other interest income, partially offset by smaller fair value gains related to charged-off loans.

General and Administrative
General and administrative expenses decreased $26.6 million for the three months ended March 31, 2018 as compared to the same period of 2017 resulting primarily from decreases of $9.1 million in legal fees related to litigation and regulatory costs, $7.8 million in default servicing expense, $6.1 million in accretion recorded in the first quarter of 2018 related to fresh start accounting adjustments for advances, $3.0 million in contractor costs related to efforts to reduce contractor headcount throughout our operations, $2.7 million in curtailment-related accruals, and $2.4 million in advance loss provision due to lower Fannie Mae and Freddie Mac escrow requirements, offset in part by an increase of $4.5 million in loan portfolio expenses due to higher loss accruals.
Salaries and Benefits
Salaries and benefits decreased $20.8 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to a decrease in compensation and benefits resulting primarily from a lower average headcount driven by site closures and various organizational changes. Headcount decreased by approximately 800 full-time employees from approximately 4,500 at March 31, 2017 to approximately 3,700 at March 31, 2018.
Interest Expense
Through February 9, 2018, we recorded interest expense on our corporate debt, servicing advance liabilities, master repurchase agreements and mortgage-backed debt issued by the Residual Trusts, all of which were accounted for at amortized cost. On February 10, 2018, we elected fair value accounting for our mortgage-backed debt issued by the Residual Trusts in connection with fresh start accounting and, subsequently, we only record interest expense on our corporate debt, servicing advance liabilities and master repurchase agreements. Interest expense recorded on mortgage-backed debt carried at fair value is recognized as a component of other net fair value gains (losses). Interest expense increased $8.2 million for the three months ended March 31, 2018 as compared to the same period of 2017 driven by an increase in interest expense related to master repurchase agreements and servicing advance liabilities, offset in part by a decrease in interest expense related to corporate debt and mortgage-backed debt of the Residual Trusts. Interest expense related to master repurchase agreements and servicing advance liabilities increased primarily as a result of the amortization of debt issuance costs incurred in connection with the DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months, and a higher average cost of debt related to a higher interest rate on the DIP Warehouse Facilities. Interest expense related to corporate debt decreased primarily as a result of the extinguishment of the Senior Notes and Convertible Notes in connection with our emergence from bankruptcy in the first quarter of 2018. Interest expense related to the mortgage-backed debt of the Residual Trusts decreased as a result of the interest expense recorded on this mortgage-backed debt being recognized as a component of other net fair value gains (losses) subsequent to the fair value election on February 10, 2018. Refer to the Liquidity and Capital Resources section below for additional information on our debt.

Provided below is a summary of the average balances of our corporate debt, servicing advance liabilities, master repurchase agreements, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
				Variance
Corporate debt (1)
Interest expense	$17,008	$7,519	$35,086	$(10,559)
Average balance (2)	1,280,886	1,187,190	2,148,017	(879,644)
Annualized average rate	9.69%	5.78%	6.53%	1.10%

Servicing advance liabilities (3)
Interest expense (4)	$2,688	$6,963	$6,860	$2,791
Average balance (2)	378,626	436,005	730,348	(325,975)
Annualized average rate	5.18%	14.57%	3.76%	5.79%

Master repurchase agreements (5)
Interest expense (6)	$10,200	$21,631	$11,801	$20,030
Average balance (2)	1,259,207	1,117,914	1,234,561	(39,014)
Annualized average rate	5.91%	17.66%	3.82%	6.83%

Mortgage-backed debt of the Residual Trusts (3)
Interest expense	$—	$2,643	$6,663	$(4,020)
Average balance (7)	—	386,570	428,345	(235,060)
Annualized average rate	—%	6.24%	6.22%	(0.75)%
__________

(1)
Corporate debt includes our 2013 Term Loan, 2018 Term Loan, Senior Notes, Second Lien Notes and Convertible Notes. Corporate debt activities are included in the Corporate and Other non-reportable segment.

(2)	Average balance for corporate debt, servicing advance liabilities and master repurchase agreements is calculated as the average daily carrying value.

(3)	Servicing advance liabilities and mortgage-backed debt of the Residual Trusts are held by our Servicing segment.

(4)
Includes $4.4 million in amortization of debt issuance costs related to the DIP Warehouse Facilities for the period from January 1, 2018 through February 9, 2018, which were amortized over the estimated bankruptcy period of two months.

(5)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(6)
Includes $13.7 million in amortization of debt issuance costs related to the DIP Warehouse Facilities for the period from January 1, 2018 through February 9, 2018, which were amortized over the estimated bankruptcy period of two months.

(7)	Average balance for mortgage-backed debt of the Residual Trusts is calculated as the average carrying value at the beginning of each month during the period.
Goodwill and Intangible Assets Impairment
We recorded goodwill and intangible assets impairment of $10.0 million for the three months ended March 31, 2018. We recorded goodwill impairment of $9.0 million related to the Origination segment as a result of lower projected financial performance within this segment subsequent to our emergence from bankruptcy, which was driven by certain market factors including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender. We recorded intangible assets impairment of $1.0 million related to trade names of the Servicing segment, which were tested for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance.

Depreciation and amortization
Depreciation and amortization decreased $2.4 million for the three months ended March 31, 2018 as compared to the same period of 2017 primarily due to a decrease in depreciation expense, offset in part by an increase in amortization expense, both as a result of our having revalued our premises and equipment and intangible assets on February 10, 2018 in connection with fresh start accounting.
Reorganization Items and Fresh Start Accounting Adjustments
We recorded reorganization items and fresh start accounting adjustments of $464.5 million for the three months ended March 31, 2018. This gain was driven by $556.9 million related to the cancellation of corporate debt and $77.2 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to the Convertible and Senior Noteholders. Refer to the Business Segments Results section below for additional information regarding the fresh start accounting adjustments.
Gain on Sale of Business
Gain on sale of business of $67.7 million for the three months ended March 31, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business, which was completed on February 1, 2017.
Income Tax Expense (Benefit)
We calculate income tax expense (benefit) based on our estimated annual effective tax rate, which takes into account all expected ordinary activity for the calendar year. We recorded income tax expense of $0.2 million for the three months ended March 31, 2018, which reflects the tax impact from operations, reorganization adjustments and the impact of fresh start accounting adjustments, as compared to an income tax benefit of $0.1 million for the three months ended March 31, 2017. Deferred taxes for the three months ended March 31, 2018 have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred tax assets will not be realized based on the weight of all available evidence. The effective tax rate and tax expense continue to be low as a result of the Company not recognizing an income tax benefit associated with net losses. Refer to Note 20 of the Consolidated Financial Statements for additional information on income taxes in connection with our cancellation of debt and emergence from bankruptcy.
Financial Condition — Comparison of Consolidated Financial Condition at March 31, 2018 to December 31, 2017
Our total assets and total liabilities decreased by $435.5 million and $1.0 billion, respectively, at March 31, 2018 as compared to December 31, 2017. The most significant changes in assets and liabilities are described below.
Residential loans at amortized cost decreased $517.8 million primarily due to the adoption of fresh start accounting and the reclassification of $317.2 million of Residual Trusts from residential loans carried at amortized cost, net to residential loans at fair value. In addition, $118.9 million of the decrease resulted from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, which resulted in loans being derecognized and placed back into real estate owned if the loans were originated under real estate owned financing wherein the loan-to-value was greater than 80%. Furthermore, loans subject to repurchase from Ginnie Mae decreased $82.7 million resulting from loan modifications and the favorable impact of seasonality as delinquencies tend to decrease in the first quarter of each year.
Residential loans at fair value increased $234.4 million primarily due to the aforementioned reclassification of Residual Trusts from loans carried at amortized cost to loans carried at fair value on a recurring basis in connection with fresh start accounting, partially offset by the runoff of the reverse loan portfolio due to our exit from the reverse mortgage originations business in January 2017.
Servicer and protective advances decreased $163.0 million and servicing advance liabilities, which are utilized to finance servicer and protective advances, decreased $118.6 million primarily as a result of Fannie Mae reimbursements, Freddie Mac advances sold to NRM in January 2018 in connection with the bulk MSR sale, and increased borrower payment activity in the first quarter of 2018 on increased seasonal escrow advance balances in the fourth quarter of 2017. In addition, servicer and protective advances decreased as a result of the adoption of fresh start accounting and the Company recording adjustments to reflect estimated fair value based on the net present value of expected cash flows.
Goodwill decreased $47.7 million as a result of the adoption of fresh start accounting and the recording of the fair market value of the assets in excess of the reorganization value. In addition, we recorded an impairment charge at the end of the first quarter of 2018. As a result, we no longer have goodwill.

Intangible assets, net and premises and equipment, net increased $32.4 million and $29.0 million, respectively, as a result of fresh start accounting adjustments, which resulted in adjustments of $20.2 million for customer and institutional relationships, $15.2 million for trade names and $33.7 million for internally developed technology.
Other assets increased $131.9 million primarily due to an adjustment to real estate owned of $123.1 million relating to the aforementioned adoption of the new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, whereby loans that were originated under real estate owned financing wherein the loan-to-value was greater than 80% were derecognized and placed back in real estate owned.
Warehouse borrowings increased $304.5 million as a result of $174.2 million related to an increase in borrowings for buyout loans and $130.2 million related to an increase in borrowings for mortgage loans in addition to a 1% increase in the overall advance rate on the Origination's warehouse facility during the first quarter of 2018 as a result of the transition from the DIP Warehouse Facilities to the Exit Warehouse Facilities.
HMBS related obligations decreased $377.1 million due to an increase in the repurchase of certain HECMs and real estate owned from securitization pools.
Liabilities subject to compromise decreased $806.9 million due to the reclassification and subsequent retirement of the Senior Notes and Convertible Notes balances and related accrued interest payable upon emergence from the Chapter 11 Case during the first quarter of 2018.
Non-GAAP Financial Measures
We manage our company in three reportable segments: Servicing, Originations and Reverse Mortgage. We evaluate the performance of our business segments through the following measures: income (loss) before income taxes and Adjusted Earnings (Loss). Management considers Adjusted Earnings (Loss) to be important in the evaluation of our business segments and of the company as a whole, as well as for allocating capital resources to our segments. Adjusted Earnings (Loss) is a supplemental metric utilized by management to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. We measure Adjusted EBITDA in accordance with our debt covenants. Adjusted Earnings (Loss) and Adjusted EBITDA are not presentations made in accordance with GAAP and our use of these measures and terms may vary from other companies in our industry.
Adjusted Earnings (Loss) is defined as income (loss) before income taxes, plus changes in fair value due to changes in valuation inputs and other assumptions; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries, if applicable; share-based compensation expense or benefit; non-cash interest expense; exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily including severance, gain or loss on extinguishment of debt, the net impact of the Residual and Non-Residual Trusts, transaction costs, reorganization items and certain non-recurring costs, as applicable. Adjusted Earnings (Loss) excludes unrealized changes in fair value of MSR that are based on projections of expected future cash flows and prepayments. Adjusted Earnings (Loss) includes both cash and non-cash gains from mortgage loan origination activities. Non-cash gains are net of non-cash charges or reserves provided. Adjusted Earnings (Loss) includes cash generated from reverse mortgage origination activities for the periods during which we were originating reverse mortgages. Adjusted Earnings (Loss) may from time to time also include other adjustments, as applicable based upon facts and circumstances, consistent with the intent of providing investors with a supplemental means of evaluating our operating performance.
Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as income (loss) before income taxes, plus amortization of servicing rights and other fair value adjustments; interest expense on corporate debt; depreciation and amortization; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries, if applicable; share-based compensation expense or benefit; exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily including the net provision for the repurchase of loans sold, non-cash interest income, severance, gain or loss on extinguishment of debt, interest income on unrestricted cash and cash equivalents, the net impact of the Residual and Non-Residual Trusts, the provision for loan losses, Residual Trust cash flows, transaction costs, reorganization items, servicing fee economics, and certain non-recurring costs, as applicable. Adjusted EBITDA includes both cash and non-cash gains from mortgage loan origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities for the periods during which we were originating reverse mortgages. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with our debt agreements.

Adjusted Earnings (Loss) and Adjusted EBITDA should not be considered as an alternative to (i) net income (loss) or any other performance measures determined in accordance with GAAP or (ii) operating cash flows determined in accordance with GAAP. Adjusted Earnings (Loss) and Adjusted EBITDA have important limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Some of the limitations of these metrics are:

•
Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect cash expenditures for long-term assets and other items that have been and will be incurred, future requirements for capital expenditures or contractual commitments;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect certain tax payments that represent reductions in cash available to us;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect non-cash compensation that is and will remain a key element of our overall long-term incentive compensation package;

•	Adjusted Earnings (Loss) and Adjusted EBITDA do not reflect the change in fair value due to changes in valuation inputs and other assumptions;

•	Adjusted EBITDA does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	Adjusted EBITDA does not reflect the change in fair value resulting from the realization of expected cash flows; and

•
Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our corporate debt, although it does reflect interest expense associated with our servicing advance liabilities, master repurchase agreements, mortgage-backed debt, and HMBS related obligations.

Because of these limitations, Adjusted Earnings (Loss) and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted Earnings (Loss) and Adjusted EBITDA only as supplements. Users of our financial statements are cautioned not to place undue reliance on Adjusted EBITDA.

The following tables reconcile Adjusted Loss and Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted Loss and Adjusted EBITDA (in thousands):
Adjusted Loss

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018
Net income (loss)	$(54,149)	$521,007
Income tax expense (benefit)	189	(18)
Income (loss) before income taxes	(53,960)	520,989
Adjustments to income (loss) before income taxes
Reorganization items and fresh start accounting adjustments	110	(464,563)
Changes in fair value due to changes in valuation inputs and other assumptions (1)	6,251	(83,878)
Non-cash interest expense	(13)	18,166
Fair value to cash adjustment for reverse loans (2)	13,110	(1,704)
Goodwill and intangible assets impairment	9,960	—
Exit costs (3)	1,374	931
Transaction costs (4)	1,392	(263)
Share-based compensation expense	—	538
Other (5)	3,481	(214)
Total adjustments	35,665	(530,987)
Adjusted Loss	$(18,295)	$(9,998)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the period from February 10, 2018 through March 31, 2018 and the period from January 1, 2018 through February 9, 2018 include those relating to our exit from the reverse mortgage originations business and actions initiated in 2015, 2016, 2017 and 2018 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 14 to the Consolidated Financial Statements for additional information regarding exit costs.

(4)	Transaction costs result primarily from our debt restructuring initiative.

(5)	Includes severance, costs associated with transforming the business, the net impact of the Residual and Non-Residual Trusts, and net loss on extinguishment of debt.

Adjusted EBITDA

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018
Net income (loss)	$(54,149)	$521,007
Income tax expense (benefit)	189	(18)
Income (loss) before income taxes	(53,960)	520,989
EBITDA Adjustments
Reorganization items and fresh start accounting adjustments	110	(464,563)
Amortization of servicing rights and other fair value adjustments (1)	22,565	(68,222)
Interest expense	16,995	25,685
Fair value to cash adjustment for reverse loans (2)	13,110	(1,704)
Goodwill and intangible assets impairment	9,960	—
Depreciation and amortization	4,694	3,810
Exit costs (3)	1,374	931
Transaction costs (4)	1,392	(263)
Share-based compensation expense	—	538
Other (5)	(5,404)	(1,049)
Total adjustments	64,796	(504,837)
Adjusted EBITDA	$10,836	$16,152
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

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the period from February 10, 2018 through March 31, 2018 and the period from January 1, 2018 through February 9, 2018 include those relating to our exit from the reverse mortgage originations business and actions initiated in 2015, 2016, 2017 and 2018 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 14 to the Consolidated Financial Statements for additional information regarding exit costs.

(4)	Transaction costs result primarily from our debt restructuring initiative.

(5)
Includes the net provision for the repurchase of loans sold, non-cash interest income, severance, net loss on extinguishment of debt, interest income on unrestricted cash and cash equivalents, costs associated with transforming the business, the net impact of the Residual and Non-Residual Trusts, the provision for loan losses, and the Residual Trust cash flows.

Business Segment Results
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.
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

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) (in thousands):

	Successor
	February 10, 2018 through March 31, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$2,133	$(11,782)	$(11,669)	$(32,642)	$(53,960)

Adjustments to income (loss) before income taxes
Reorganization items and fresh start accounting adjustments	—	—	—	110	110
Changes in fair value due to changes in valuation inputs and other assumptions	6,251	—	—	—	6,251
Non-cash interest expense	(13)	—	—	—	(13)
Fair value to cash adjustment for reverse loans	—	—	13,110	—	13,110
Goodwill and intangible assets impairment	1,000	8,960	—	—	9,960
Exit costs	539	8	258	569	1,374
Transaction costs	315	—	—	1,077	1,392
Other	2,047	298	174	962	3,481
Total adjustments	10,139	9,266	13,542	2,718	35,665
Adjusted Earnings (Loss)	$12,272	$(2,516)	$1,873	$(29,924)	$(18,295)

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$69,614	$7,977	$(1,133)	$444,531	$520,989

Adjustments to income (loss) before income taxes
Reorganization items and fresh start accounting adjustments	14,588	(9,612)	(7,423)	(462,116)	(464,563)
Changes in fair value due to changes in valuation inputs and other assumptions	(83,878)	—	—	—	(83,878)
Non-cash interest expense	4,441	6,579	7,146	—	18,166
Fair value to cash adjustment for reverse loans	—	—	(1,704)	—	(1,704)
Exit costs	811	46	29	45	931
Transaction costs	(208)	—	—	(55)	(263)
Share-based compensation expense	13	14	4	507	538
Other	179	131	113	(637)	(214)
Total adjustments	(64,054)	(2,842)	(1,835)	(462,256)	(530,987)
Adjusted Earnings (Loss)	$5,560	$5,135	$(2,968)	$(17,725)	$(9,998)

	Predecessor
	For the Three Months Ended March 31, 2017
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$48,362	$16,328	$(2,016)	$(58,288)	$4,386

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	7,397	—	—	—	7,397
Non-cash interest expense	1,513	—	—	2,671	4,184
Fair value to cash adjustment for reverse loans	—	—	3,339	—	3,339
Exit costs	194	207	678	792	1,871
Transaction costs	2,173	—	—	3,035	5,208
Share-based compensation expense	255	(142)	164	588	865
Gain on sale of business	(67,727)	—	—	—	(67,727)
Other	416	143	(22)	(1,057)	(520)
Total adjustments	(55,779)	208	4,159	6,029	(45,383)
Adjusted Earnings (Loss)	$(7,417)	$16,536	$2,143	$(52,259)	$(40,997)

Servicing Segment
Provided below is a summary of results of operations and Adjusted Earnings (Loss) for our Servicing segment (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017	Variance
				$	%
Net servicing revenue and fees
Third parties	$45,062	$126,656	$105,679	$66,039	62%
Intercompany	904	847	2,862	(1,111)	(39)%
Total net servicing revenue and fees	45,966	127,503	108,541	64,928	60%
Interest income on loans	371	3,381	10,968	(7,216)	(66)%
Intersegment retention revenue	1,353	858	4,389	(2,178)	(50)%
Net gains (losses) on sales of loans	289	216	(320)	825	(258)%
Insurance revenue	—	—	3,963	(3,963)	(100)%
Other revenues	8,889	13,593	20,239	2,243	11%
Total revenues	56,868	145,551	147,780	54,639	37%
General and administrative expenses (1)	30,471	31,885	90,647	(28,291)	(31)%
Salaries and benefits	19,875	17,183	51,383	(14,325)	(28)%
Interest expense	2,688	9,606	13,533	(1,239)	(9)%
Depreciation and amortization (1)	1,509	3,252	8,799	(4,038)	(46)%
Intangible assets impairment	1,000	—	—	1,000	n/m
Other expenses, net	(855)	(419)	1,354	(2,628)	(194)%
Total expenses	54,688	61,507	165,716	(49,521)	(30)%
Fresh start accounting adjustments	—	(14,588)	—	(14,588)	n/m
Other net fair value gains (losses)	(47)	158	(1,429)	1,540	(108)%
Gain on sale of business	—	—	67,727	(67,727)	(100)%
Total other gains (losses)	(47)	(14,430)	66,298	(80,775)	(122)%
Income before income taxes	2,133	69,614	48,362	23,385	48%

Adjustments to income before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	6,251	(83,878)	7,397	(85,024)	n/m
Fresh start accounting adjustments	—	14,588	—	14,588	n/m
Non-cash interest expense	(13)	4,441	1,513	2,915	193%
Exit costs (1)	539	811	194	1,156	n/m
Intangible assets impairment	1,000	—	—	1,000	n/m
Share-based compensation expense (1)	—	13	255	(242)	(95)%
Transaction costs	315	(208)	2,173	(2,066)	(95)%
Gain on sale of business	—	—	(67,727)	67,727	(100)%
Other (1)	2,047	179	416	1,810	n/m
Total adjustments	10,139	(64,054)	(55,779)	1,864	(3)%
Adjusted Earnings (Loss)	$12,272	$5,560	$(7,417)	$25,249	n/m
__________

(1)
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

Mortgage Loan Servicing Portfolio
Provided below are summaries of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	Successor		Predecessor
	For the Period From February 10, 2018 Through March 31, 2018		For the Period From January 1, 2018 Through February 9, 2018
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	1,530,310	$184,717,920	1,545,831	$186,565,249
Loan sales with servicing retained	2,545	554,846	2,952	661,414
Other new business added (2)	969	227,082	1,061	237,422
Payoffs and other adjustments, net (3)	(30,081)	(3,733,941)	(19,534)	(2,746,165)
Balance at end of the period	1,503,743	181,765,907	1,530,310	184,717,920
On-balance sheet residential loans and real estate owned (4)	27,423	1,970,381	26,267	1,655,060
Total mortgage loan servicing portfolio	1,531,166	$183,736,288	1,556,577	$186,372,980

	Predecessor
	For the Three Months Ended March 31, 2017
	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	1,910,605	$223,414,398
Loan sales with servicing retained (5)	12,117	2,605,663
Other new business added (2)	3,983	844,374
Sales, payoffs and other adjustments, net (3)	(70,914)	(8,983,192)
Balance at end of the period	1,855,791	217,881,243
On-balance sheet residential loans and real estate owned (4)	34,562	2,308,844
Total mortgage loan servicing portfolio	1,890,353	$220,190,087
__________

(1)
Third-party servicing includes servicing rights capitalized, subservicing rights capitalized and subservicing rights not capitalized. Subservicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(2)
Consists of activities associated with servicing and subservicing contracts and includes co-issue to NRM of $227.1 million, $233.3 million and $747.7 million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively.

(3)
Amounts presented are net of loan sales associated with servicing retained recapture activities of $563.1 million, $368.3 million and $1.6 billion for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively.

(4)
On-balance sheet residential loans and real estate owned include mortgage loans held for sale, the assets of the Non-Residual Trusts and Residual Trusts, and loans subject to repurchase from Ginnie Mae.

(5)	The three months ended March 31, 2017 includes loan sales for which the servicing rights have been or will be transferred to NRM on a flow basis.

Provided below is a summary of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	Successor
	At March 31, 2018
	Number of Accounts	Unpaid Principal Balance	Weighted-Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,302,335	$175,860,889	0.19%	8.24%
Second lien mortgages	28,544	996,010	0.57%	5.90%
Manufactured housing and other	172,864	4,909,008	1.10%	11.43%
Total accounts serviced for third parties (3)	1,503,743	181,765,907	0.22%	8.31%
On-balance sheet residential loans and real estate owned (4)(5)	27,423	1,970,381		30.59%
Total mortgage loan servicing portfolio	1,531,166	$183,736,288		8.55%

	Predecessor
	At December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Weighted-Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,335,845	$180,317,101	0.21%	9.59%
Second lien mortgages	31,976	1,153,401	0.59%	7.86%
Manufactured housing and other	178,010	5,094,747	1.10%	13.09%
Total accounts serviced for third parties (3)	1,545,831	186,565,249	0.23%	9.67%
On-balance sheet residential loans and real estate owned (4)(5)	27,748	1,949,013		35.90%
Total mortgage loan servicing portfolio	1,573,579	$188,514,262		9.95%
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

(3)
Consists of $78.4 billion and $103.4 billion in unpaid principal balance associated with servicing and subservicing contracts, respectively, at March 31, 2018 and $91.8 billion and $94.8 billion, respectively, at December 31, 2017.

(4)
Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees. The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Corporate and Other non-reportable segment.

(5)
Loans subject to repurchase from Ginnie Mae that are 30 days or more past due comprise 23.33% and 27.83% of on-balance sheet residential loans and real estate owned at March 31, 2018 and December 31, 2017, respectively. All other loans that are 30 days or more past due comprise 7.26% and 8.07% of on-balance sheet residential loans and real estate owned at March 31, 2018 and December 31, 2017, respectively.

The unpaid principal balance of our third-party servicing portfolio decreased $4.8 billion at March 31, 2018 as compared to December 31, 2017 primarily due to runoff of the portfolio, partially offset by portfolio additions related primarily to loans sold with servicing retained. The increase in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $21.4 million is attributable to an increase in mortgage loans held for sale of $126.8 million due to a higher funded volume of mortgage loans in relation to sold volume, offset in part by a decrease of $82.7 million in loans subject to repurchase from Ginnie Mae and portfolio runoff of the assets held by the Residual and Non-Residual Trusts.

The delinquencies associated with our third-party servicing portfolio decreased at March 31, 2018 as compared to December 31, 2017 due in part to continued efforts to improve the collections coverage on delinquent loans by making adjustments to our dialing and coverage strategies, increasing resources allocated to the lower performing portfolios and reducing the level of delinquent loans allocated to each collector. Other factors include progress towards converting disaster forbearances into loan modifications, and the favorable impact of seasonality as delinquencies tend to decrease in the first quarter of each year. The delinquencies associated with our on-balance sheet residential loans and real estate owned have decreased due to a decrease in loans subject to repurchase from Ginnie Mae.
Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017	Variance
				$	%
Servicing fees	$51,207	$52,071	$131,887	$(28,609)	(22)%
Incentive and performance fees	6,303	5,385	12,682	(994)	(8)%
Ancillary and other fees	10,882	6,891	22,176	(4,403)	(20)%
Servicing revenue and fees	68,392	64,347	166,745	(34,006)	(20)%
Changes in valuation inputs or other assumptions (1)	(6,517)	78,132	(17,530)	89,145	n/m
Other changes in fair value (2)	(13,826)	(13,469)	(35,986)	8,691	(24)%
Change in fair value of servicing rights	(20,343)	64,663	(53,516)	97,836	(183)%
Amortization of servicing rights	(2,083)	(1,507)	(4,626)	1,036	(22)%
Change in fair value of servicing rights related liabilities	—	—	(62)	62	(100)%
Net servicing revenue and fees	$45,966	$127,503	$108,541	$64,928	60%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
Servicing fees decreased $28.6 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to the reduction in our owned MSR portfolio and continued runoff of the overall servicing portfolio. We expect servicing fees to continue to decline as a result of the shift of our portfolio towards subservicing as we earn a lower fee for subservicing accounts in relation to servicing accounts. Average loans serviced decreased $37.1 billion, or 17%, for the three months ended March 31, 2018 as compared to the same period of 2017.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Asset recovery income decreased $1.3 million for the three months ended March 31, 2018 as compared to the same period of 2017 due to runoff of the related portfolio. Fees earned under HAMP decreased $1.0 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to fewer loans having been eligible for these fees due to the expiration of HAMP on December 31, 2016. These decreases were offset in part by an increase in other modification fees of $1.8 million for the three months ended March 31, 2018 as compared to the same period of 2017 due to a higher number of modifications completed during the current year period.
Ancillary and other fees, which primarily include late fees and expedited payment fees, decreased $4.4 million for the three months ended March 31, 2018 as compared to the same period of 2017, primarily due to lower late fee income and convenience and expedited payment fees resulting from a smaller MSR portfolio.

Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Average unpaid principal balance of loans serviced (1)	$185,608,879	$187,477,762	$223,754,633
Annualized average servicing fee (2)	0.20%	0.25%	0.24%
__________

(1)
Average unpaid principal balance of loans serviced is calculated as the average of the average monthly unpaid principal balances for the three months ended March 31, 2017 and the average of the average monthly unpaid principal balance and average of the partial monthly unpaid principal balance for the period from February 10, 2018 through March 31, 2018 and the period from January 1, 2018 through February 9, 2018. The average unpaid principal balance presented above includes on-balance sheet loans owned by the Servicing segment for which it does not earn a servicing fee.

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
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	Successor	Predecessor
	March 31, 2018	February 9, 2018	December 31, 2017	Variance
Servicing rights at fair value	$675,176	$688,466	$714,774	$(39,598)
Unpaid principal balance of accounts	71,115,283	72,238,271	84,279,258	(13,163,975)
Inputs and assumptions
Weighted-average remaining life in years	5.8	5.9	5.6	0.2
Weighted-average stated borrower interest rate on underlying collateral	4.42%	4.42%	4.05%	0.37%
Weighted-average discount rate	11.79%	11.70%	11.92%	(0.13)%
Weighted-average conditional prepayment rate	10.10%	9.70%	11.10%	(1.00)%
Weighted-average conditional default rate	0.87%	0.90%	0.91%	(0.04)%
The decrease in servicing rights carried at fair value at March 31, 2018 as compared to December 31, 2017 related primarily to $111.4 million in sales, partially offset by a $44.3 million increase in fair value and $27.5 million in servicing rights capitalized upon sales of loans. The increase in fair value of servicing rights for the three months ended March 31, 2018 was attributable to a gain of $71.6 million resulting from changes in valuation inputs or other assumptions, offset in part by a loss of $27.3 million resulting from other changes in fair value, which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The change in fair value related to changes in valuation inputs and other assumptions increased $89.1 million for the three months ended March 31, 2018 as compared to the same period of 2017 driven by a 46 bps increase in mortgage interest rates in the first quarter of 2018 and assumption updates for delinquency rates. This increase in fair value adjustments is consistent with observed increases in MSR values seen in the market during the first quarter of 2018. Additionally, delinquencies continue to decline across market portfolios as sustained job and wage growth has helped borrowers remain current.
The realization of expected cash flows improved by $8.7 million for the three months ended March 31, 2018 as compared to the same period in 2017 due primarily to a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.

Interest Income on Loans
Interest income on loans decreased $7.2 million for the three months ended March 31, 2018 as compared to the same period of 2017 as a result of the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for a portion of our portfolio on February 10, 2018 in connection with fresh start accounting. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned if the loans were originated under real estate owned financing wherein the loan-to-value was greater than 80%. Interest income on these loans is recognized as gain on sale of real estate owned within other expenses when certain criteria are met. Interest income earned on loans carried at fair value is recognized in other net fair value gains (losses).
Intersegment Retention Revenue
Intersegment retention revenue relates to fees the Servicing segment charges to the Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention revenue of $2.2 million for the three months ended March 31, 2018 as compared to the same period of 2017 was due primarily to lower overall consumer retention volume related in part to a smaller owned MSR portfolio.
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
Insurance Revenue
Insurance revenue decreased $4.0 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services, which are recognized in other revenues.
Other Revenues
Other revenues consist primarily of interest income on cash and cash equivalents, changes in the fair value of charged-off loans and insurance marketing commissions. Other revenues increased $2.2 million for the three months ended March 31, 2018 as compared to the same period of 2017 primarily due to higher other interest income, partially offset by smaller fair value gains related to charged-off loans.
General and Administrative Expenses
General and administrative expenses decreased $28.3 million for the three months ended March 31, 2018 as compared to the same period of 2017 resulting primarily from decreases of $7.8 million in default servicing expense, $7.1 million in legal fees related to litigation and regulatory costs, $6.1 million in accretion recorded in the first quarter of 2018 related to fresh start accounting adjustments for advances, $2.4 million in advance loss provision due to lower Fannie Mae and Freddie Mac escrow requirements, $2.3 million in contractor costs due to a corporate initiative to reduce contractor headcount, and $2.1 million in professional fees related to the sale of substantially all of our insurance agency business in the first quarter of 2017.
Salaries and Benefits
Salaries and benefits expense decreased $14.3 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to a decrease in compensation and benefits resulting from a lower average headcount. Headcount assigned directly to our Servicing segment decreased by approximately 600 full-time employees from approximately 2,600 at March 31, 2017 to approximately 2,000 at March 31, 2018.

Interest Expense
Interest expense decreased $1.2 million for the three months ended March 31, 2018 as compared to the same period of 2017 driven by a $4.0 million decrease in interest expense related to mortgage-backed debt resulting from the election of fair value accounting for a portion of our portfolio on February 10, 2018 in connection with fresh start accounting. Interest expense recorded on mortgage-backed debt carried at fair value is recognized as a component of other net fair value gains (losses). In addition, there was a $1.4 million decrease in interest expense related to servicing advance liabilities due to lower average borrowings, partially offset by a higher average interest rate. These decreases were offset in part by a $4.2 million increase in amortization of debt issuance costs related to the DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months.
Depreciation and amortization
Depreciation and amortization decreased $4.0 million for the three months ended March 31, 2018 as compared to the same period of 2017 primarily due to a decrease in depreciation expense as a result of our having extended the estimated useful life of our MSP software on February 10, 2018 in connection with fresh start accounting.
Intangible Assets Impairment
We recorded intangible assets impairment of 1.0 million related to trade names of the Servicing segment for the three months ended March 31, 2018, which were tested for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance.
Other Expenses, Net
Other expenses, net decreased $2.6 million from expense of $1.4 million for the three months ended March 31, 2017 to income of $1.3 million for the three months ended March 31, 2018 as a result the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, which resulted in loans being derecognized and placed back into real estate owned if the loans were originated under real estate owned financing wherein the loan-to-value was greater than 80%. Interest income related to these loans is recognized as gain on sale of real estate owned within other expenses when certain criteria are met.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $(14.6) million for the three months ended March 31, 2018, which were comprised of a $40.8 million write-down to servicer and protective advances and $1.7 million write-down to receivables, partially offset by increases of $11.7 million for internally developed technology, $11.2 million of intangible assets revaluation, including $10.0 million for trade names and $1.2 million of additional customer relationships, $4.2 million related to write-up of servicing rights carried at amortized cost and $1.1 million related to accrued liabilities.
Gain on Sale of Business
Gain on sale of business of $67.7 million for the three months ended March 31, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017.
Adjusted Earnings (Loss)
Adjusted earnings (loss) improved $25.2 million for the three months ended March 31, 2018 as compared to the same period of 2017 due to lower general and administrative expenses, salaries and benefits and realization of expected cash flows, offset in part by lower servicing fees.

Originations Segment
Provided below is a summary of results of operations and Adjusted Earnings (Loss) for our Originations segment (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017	Variance
				$	%
Net gains on sales of loans	$28,061	$27,490	$73,704	$(18,153)	(25)%
Other revenues	3,380	2,395	7,104	(1,329)	(19)%
Total revenues	31,441	29,885	80,808	(19,482)	(24)%
Salaries and benefits	15,506	12,425	30,703	(2,772)	(9)%
General and administrative expenses (1)	10,714	8,297	19,061	(50)	—%
Interest expense	3,865	9,675	9,400	4,140	44%
Goodwill impairment	8,960	—	—	8,960	n/m
Depreciation and amortization (1)	2,825	265	927	2,163	233%
Intersegment retention expense	1,353	858	4,389	(2,178)	(50)%
Total expenses	43,223	31,520	64,480	10,263	16%
Fresh start accounting adjustments	—	9,612	—	9,612	n/m
Income (loss) before income taxes	(11,782)	7,977	16,328	(20,133)	(123)%

Adjustments to income (loss) before income taxes
Fresh start accounting adjustments	—	(9,612)	—	(9,612)	n/m
Goodwill impairment	8,960	—	—	8,960	n/m
Non-cash interest expense	—	6,579	—	6,579	n/m
Exit costs (1)	8	46	207	(153)	(74)%
Share-based compensation expense (benefit) (1)	—	14	(142)	156	(110)%
Other (1)	298	131	143	286	200%
Total adjustments	9,266	(2,842)	208	6,216	n/m
Adjusted Earnings (Loss)	$(2,516)	$5,135	$16,536	$(13,917)	(84)%
__________

(1)
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	Successor				Predecessor
	For the Period From February 10, 2018 Through March 31, 2018				For the Period From January 1, 2018 Through February 9, 2018
	Correspondent	Consumer	Wholesale	Total	Correspondent	Consumer	Wholesale	Total
Locked Volume (1)
Purchase	$551,846	$23,815	$94,798	$670,459	$469,586	$10,984	$85,749	$566,319
Refinance	198,436	546,070	63,455	807,961	214,761	516,531	69,464	800,756
Total	$750,282	$569,885	$158,253	$1,478,420	$684,347	$527,515	$155,213	$1,367,075

Funded Volume
Purchase	$558,005	$17,074	$109,067	$684,146	$480,025	$12,259	$57,829	$550,113
Refinance	241,041	604,927	67,243	913,211	190,656	377,717	45,751	614,124
Total	$799,046	$622,001	$176,310	$1,597,357	$670,681	$389,976	$103,580	$1,164,237

Sold Volume
Purchase	$436,384	$10,658	$72,894	$519,936	$533,367	$16,750	$64,966	$615,083
Refinance	203,733	496,906	48,507	749,146	204,408	483,012	62,479	749,899
Total	$640,117	$507,564	$121,401	$1,269,082	$737,775	$499,762	$127,445	$1,364,982

	Predecessor
	For the Three Months Ended March 31, 2017
	Correspondent	Consumer	Wholesale	Total
Locked Volume (1)
Purchase	$2,309,407	$12,717	$88,788	$2,410,912
Refinance	1,040,568	1,345,584	88,142	2,474,294
Total	$3,349,975	$1,358,301	$176,930	$4,885,206

Funded Volume
Purchase	$2,173,708	$11,761	$43,421	$2,228,890
Refinance	1,073,908	1,664,859	55,904	2,794,671
Total	$3,247,616	$1,676,620	$99,325	$5,023,561

Sold Volume
Purchase	$2,098,880	$14,358	$26,912	$2,140,150
Refinance	1,127,126	1,749,570	58,731	2,935,427
Total	$3,226,006	$1,763,928	$85,643	$5,075,577
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.

Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans, the initial fair value of the capitalized servicing rights upon loan sales with servicing retained, as well as the changes in fair value of our IRLCs and other freestanding derivatives. The amount of net gains on sales of loans is a function of the volume and margin of our originations activity and is impacted by fluctuations in interest rates. A substantial portion of gains on sales of loans is recognized at the time we commit to originate or purchase a loan at specified terms, as we recognize the value of the IRLC at the time of commitment. The fair value of the IRLC includes our estimate of the fair value of the servicing right we expect to receive upon sale of the loan. We recognize loan origination costs as incurred, which typically align with the date of loan funding for consumer originations and the date of loan purchase for correspondent lending. These expenses are primarily included in general and administrative expenses and salaries and benefits on the consolidated statements of comprehensive income (loss). In addition, we record a provision for losses relating to representations and warranties made as part of the loan sale transaction at the time the loan is sold.
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
Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017	Variance
				$	%
Realized gains on sales of loans (1)	$444	$2,923	$24,738	$(21,371)	(86)%
Change in unrealized gains on loans held for sale (1)	8,668	(8,871)	19,414	(19,617)	(101)%
Gains (losses) on interest rate lock commitments (1) (2)	5,218	(5,002)	(4,508)	4,724	(105)%
Gains (losses) on forward sales commitments (1) (2)	(12,713)	24,570	(20,548)	32,405	(158)%
Gains (losses) on MBS purchase commitments (1) (2)	12,705	(872)	11,884	(51)	—%
Capitalized servicing rights (3)	11,453	13,020	33,321	(8,848)	(27)%
Provision for repurchases	(822)	(729)	(1,795)	244	(14)%
Interest income	3,078	2,295	11,187	(5,814)	(52)%
Other	30	156	11	175	n/m
Net gains on sales of loans	$28,061	$27,490	$73,704	$(18,153)	(25)%
__________

(1)
Gains or losses on interest rate lock commitments, forward sales commitments, and MBS purchase commitments are principally offset by gains or losses included in realized gains on sales of loans or change in unrealized gains on loans held for sale.

(2)
Realized gains (losses) on freestanding derivatives were $17.0 million, $7.9 million and $(30.1) million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively.

(3)
Includes MSR sales to NRM of $4.5 million and $3.8 million during the period from February 10, 2018 through March 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding transactions with NRM.

The decrease in net gains on sales of loans of $18.2 million for the three months ended March 31, 2018 as compared to the same period of 2017 was primarily due to an overall lower volume of locked loans. This decrease was offset partially by increases resulting from a shift in mix towards the higher margin consumer channel and lower fall out losses in the consumer channel. In addition, net gains on sales of loans included a decrease in interest income resulting from lower average loan balances combined with lower average interest rates.
The three months ended March 31, 2018 and 2017 included the benefit of higher margins from HARP, which is scheduled to expire on December 31, 2018. HARP is a federal program of the U.S. that helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing occurred in prior periods.

Salaries and Benefits
Salaries and benefits expense decreased $2.8 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to a decrease in commissions and incentives consistent with lower funded originations volume and a decrease in base compensation resulting from a lower average headcount.
Interest Expense
Interest expense increased $4.1 million for the three months ended March 31, 2018 as compared to the same period of 2017 driven by a $6.4 million increase in amortization of debt issuance costs incurred in connection with the DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months. This amortization was offset in part by a $2.3 million decrease in interest expense related to the warehouse facilities due to lower average borrowings, partially offset by a higher average interest rate.
Goodwill Impairment
We recorded goodwill impairment of $9.0 million for the three months ended March 31, 2018 as a result of lower projected financial performance within this segment subsequent to our emergence from bankruptcy, which was driven by certain market factors including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender.
Depreciation and amortization
Depreciation and amortization increased $2.2 million for the three months ended March 31, 2018 as compared to the same period of 2017 primarily due to an increase in amortization expense as a result of our having recorded a new definite-lived intangible asset on February 10, 2018 in connection with fresh start accounting.
Intersegment Retention Expense
Intersegment retention expense relates to fees charged by the Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention expense of $2.2 million during the three months ended March 31, 2018 as compared to the same period of 2017 was due primarily to lower overall consumer retention volume related in part to a smaller owned MSR portfolio.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $9.6 million for the three months ended March 31, 2018, which were comprised of a $24.2 million increase in intangible assets, including $19.0 million new intangible for wholesale and correspondent relationships and $5.2 million for trade names, $22.0 million for internally developed technology and $2.2 million related to accrued liabilities, partially offset by a $38.8 million decrease in goodwill.
Adjusted Earnings
Adjusted earnings decreased $13.9 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to lower net gains on sales of loans, offset in part by lower salaries and benefits and interest expense.

Reverse Mortgage Segment
Provided below is a summary of results of operations and Adjusted Earnings (Loss) for our Reverse Mortgage segment (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017	Variance
				$	%
Net fair value gains on reverse loans and related HMBS obligations	$889	$10,576	$14,702	$(3,237)	(22)%
Net servicing revenue and fees	3,287	2,029	7,508	(2,192)	(29)%
Other revenues	660	602	283	979	346%
Total revenues	4,836	13,207	22,493	(4,450)	(20)%
Interest expense	6,335	11,956	2,391	15,900	n/m
Salaries and benefits	5,689	4,752	13,529	(3,088)	(23)%
General and administrative expenses (1)	3,617	4,186	6,464	1,339	21%
Depreciation and amortization (1)	277	228	1,026	(521)	(51)%
Other expenses, net	587	641	1,099	129	12%
Total expenses	16,505	21,763	24,509	13,759	56%
Fresh start accounting adjustments	—	7,423	—	7,423	n/m
Loss before income taxes	(11,669)	(1,133)	(2,016)	(10,786)	n/m

Adjustments to loss before income taxes
Fair value to cash adjustment to reverse loans	13,110	(1,704)	3,339	8,067	242%
Fresh start accounting adjustments	—	(7,423)	—	(7,423)	n/m
Non-cash interest expense	—	7,146	—	7,146	n/m
Exit costs (1)	258	29	678	(391)	(58)%
Share-based compensation expense (1)	—	4	164	(160)	(98)%
Other (1)	174	113	(22)	309	n/m
Total adjustments	13,542	(1,835)	4,159	7,548	181%
Adjusted Earnings (Loss)	$1,873	$(2,968)	$2,143	$(3,238)	(151)%
__________

(1)
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

Reverse Mortgage Servicing Portfolio
Provided below are summaries of the activity in our third-party servicing portfolio for our reverse mortgage business, which included accounts serviced for third parties for which we earn servicing revenue. These summaries exclude servicing performed related to reverse mortgage loans and real estate owned recognized on our consolidated balance sheets, as the securitized loans are accounted for as a secured borrowing (dollars in thousands):

	Successor		Predecessor
	For the Period From February 10, 2018 Through March 31, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Three Months Ended March 31, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the period	49,668	$9,752,277	50,182	$9,776,747	56,550	$10,340,727
New business added	712	114,913	955	171,825	1,103	257,559
Other additions (1)	—	113,646	—	78,568	—	192,567
Payoffs and curtailments	(1,345)	(278,230)	(1,469)	(274,863)	(2,446)	(518,522)
Balance at end of the period	49,035	$9,702,606	49,668	$9,752,277	55,207	$10,272,331
__________

(1)	Other additions include additions to the principal balance serviced related to draws on lines-of-credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our reverse loan servicing portfolio (dollars in thousands):

	Successor		Predecessor
	At March 31, 2018		At December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	49,035	$9,702,606	50,182	$9,776,747
On-balance sheet residential loans and real estate owned	53,000	9,413,291	54,732	9,573,804
Total reverse loan servicing portfolio	102,035	$19,115,897	104,914	$19,350,551
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio, which is calculated as the annual average servicing fee divided by the ending unpaid principal balance, was 0.13% at both March 31, 2018 and December 31, 2017.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017	Variance
				$	%
Interest income on reverse loans	$61,942	$47,116	$113,302	$(4,244)	(4)%
Interest expense on HMBS related obligations	(52,079)	(40,427)	(102,436)	9,930	(10)%
Net interest income on reverse loans and HMBS related obligations	9,863	6,689	10,866	5,686	52%

Change in fair value of reverse loans	(16,085)	(15,640)	(70,690)	38,965	(55)%
Change in fair value of HMBS related obligations	7,111	19,527	74,526	(47,888)	(64)%
Net change in fair value on reverse loans and HMBS related obligations	(8,974)	3,887	3,836	(8,923)	(233)%
Net fair value gains on reverse loans and related HMBS obligations	$889	$10,576	$14,702	$(3,237)	(22)%
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
Net interest income on reverse loans and HMBS related obligations increased $5.7 million for the three months ended March 31, 2018 as compared to the same period of 2017 primarily as a result of a decrease in HMBS related obligations due to an increase in buyouts, partially offset by an increase in nonperforming reverse loans, which generally have lower interest rates than performing loans. If the net interest income were adjusted for interest expense from debt financing on warehouse facilities, there would have been a $3.1 million decrease for the three months ended March 31, 2018. The net change in fair value on reverse loans and HMBS related obligations is comprised of cash generated by origination, purchase, and securitization of HECMs as well as non-cash fair value gains or losses. Cash generated by the origination, purchase and securitization of HECMs decreased $0.9 million during the three months ended March 31, 2018 as compared to the same period of 2017 primarily due to our exit from the reverse mortgage originations business, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value losses increased $8.1 million in the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to the aforementioned valuation model assumption adjustments for buyout loans and changes in market pricing during the quarter.
Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rates utilized in the valuation of reverse loans and HMBS related obligations has increased from 30.23% and 32.07%, respectively, at December 31, 2017 to 34.10% and 36.89%, respectively, at March 31, 2018 primarily due to the runoff nature of the portfolio.

Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017	Variance
				$	%
Funded volume	$49,439	$40,282	$131,737	$(42,016)	(32)%
Securitized volume (1)	48,718	25,638	140,786	(66,430)	(47)%
__________

(1)
Securitized volume includes $48.7 million, $25.6 million and $91.1 million of tails securitized for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively. Tail draws associated with the HECM IDL product were $27.4 million, $15.1 million and $52.0 million for the period from February 10, 2018 through March 31, 2018, the period from January 1, 2018 through February 9, 2018 and the three months ended March 31, 2017, respectively.

Funded and securitized volumes decreased for the three months ended March 31, 2018 as compared to the same period of 2017 primarily due to the decision made by management during December 2016 to exit the reverse mortgage originations business. There are no longer any reverse loans in the originations pipeline, and we have finalized the shutdown of the reverse mortgage originations business. We will continue to fund undrawn tails available to customers. Refer to Note 14 to Consolidated Financial Statements for additional information regarding exit activities.
Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017	Variance
				$	%
Servicing fees	$1,698	$1,374	$3,396	$(324)	(10)%
Performance fees	952	634	2,472	(886)	(36)%
Ancillary and other fees	1,042	701	2,039	(296)	(15)%
Servicing revenue and fees	3,692	2,709	7,907	(1,506)	(19)%
Amortization of servicing rights	(405)	(680)	(399)	(686)	172%
Net servicing revenue and fees	$3,287	$2,029	$7,508	$(2,192)	(29)%
The decline in net servicing revenue and fees of $2.2 million in the three months ended March 31, 2018 as compared to the same period in 2017 was due primarily to a decrease in performance fees for the management of real estate owned.
Interest Expense
Interest expense increased $15.9 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to higher average borrowings on master repurchase agreements as a result of higher buyout loan levels, and a higher average cost of debt, which included the excess amortization of debt costs of $7.1 million due to securing the DIP and Exit Warehouse Facilities during December 2017, discussed in more detail in the Liquidity and Capital Resources section below.
Salaries and Benefits
Salaries and benefits expense decreased $3.1 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to lower compensation and benefits, commissions and overtime as a result of lower origination volume and lower average headcount resulting from our decision to exit the reverse mortgage originations business in 2017. Headcount assigned directly to our Reverse Mortgage segment decreased by approximately 200 full-time employees from 700 at March 31, 2017 to 500 at March 31, 2018.

General and Administrative Expenses
General and administrative expenses increased $1.3 million for the three months ended March 31, 2018 as compared to the same period of 2017 due primarily to increases in $4.5 million in loan portfolio expenses due to higher loss accruals and $0.9 million in contractor fees and outsourcing, partially offset by decreases of $2.7 million in curtailment-related accruals, $1.0 million in rental expense and $0.3 million in advertising costs.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $7.4 million for the three months ended March 31, 2018, which were comprised of $5.6 million in real estate owned fair value adjustments, $2.0 million related to accrued liabilities and $1.2 million of MSR fair value adjustments, partially offset by $1.4 million in advances fair value adjustments.
Adjusted Earnings (Loss)
Adjusted loss of $1.1 million for the three months ended March 31, 2018 decreased $3.2 million from an adjusted earnings of $2.1 million for the same period of 2017 primarily due to higher interest expense, partially offset by the increase in net fair value gains on reverse loans and related HMBS obligations.
Corporate and Other Non-Reportable Segment
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.
Revenues related to the other non-reportable segment consist primarily of other interest income, investment income and asset management advisory fees and are classified within other revenues. Other revenues remained relatively flat for the three months ended March 31, 2018 as compared to the same period of 2017.
Expenses decreased $11.6 million for the three months ended March 31, 2018 as compared to the same period of 2017 driven by a decrease in interest expense. Interest expense decreased $10.6 million primarily as a result of the extinguishment of the Senior Notes and Convertible Notes in connection with our emergence from bankruptcy in the first quarter of 2018.
Total other gains increased $458.9 million for the three months ended March 31, 2018 as compared to the same period of 2017 driven by the impact of our emergence from bankruptcy on February 9, 2018. We recorded reorganization items and fresh start accounting adjustments of $462.0 million for the three months ended March 31, 2018. These items resulted primarily from $556.9 million related to the cancellation of corporate debt and $74.8 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to the Convertible and Senior Noteholders.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations including funding MSR acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans and mortgage loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicer licensing or financing agreements. At March 31, 2018, our liquidity was $166.8 million.
As discussed further herein, effective December 5, 2017, we entered into an agreement with certain warehouse lenders to provide the DIP Warehouse Facilities during the Chapter 11 Case and the Exit Warehouse Facilities until February 2019. Beginning on the Effective Date, the DIP Warehouse Facilities transitioned into the Exit Warehouse Facilities, whereupon such facilities were modified but will continue to fund the purchase and origination of mortgage loans, the repurchases of HECMs and servicing advances related to mortgage loan servicing activities in an aggregate combined capacity of $1.9 billion. In connection with such transition, among other modifications, (i) the Securities Master Repurchase Agreement was terminated and replaced by the newly implemented DAAT Facility and DPATII Facility, (ii) the maximum capacity sub-limit with respect to the Ditech Financial Exit Master Repurchase Agreement was increased from $750.0 million to $1.0 billion, (iii) the maturity date with respect to the Ditech Financial Exit Master Repurchase Agreement and RMS Exit Master Repurchase Agreement was extended to February 8, 2019, and (iv) the DAAT Facility and DPATII Facility will be due and payable on February 11, 2019.

We endeavor to maintain our liquidity at a level sufficient to fund certain known or expected payments and to fund our working capital needs. Our principal sources of liquidity are the cash flows generated from our business segments, funds available from our master repurchase agreements and mortgage loan servicing advance facilities, issuance of GMBS, and issuance of HMBS to fund our tail commitments. We may generate additional liquidity through sales of MSR, any portion thereof, or other assets. From time to time, we utilize our excess cash to reinvest in the business, including but not limited to investment in MSR and the repurchase of reverse loans from securitization pools.
We believe that, based on current forecasts and anticipated market conditions, our current liquidity, along with the funds generated from our principal sources of liquidity discussed above, will allow us to meet anticipated cash requirements to fund operating needs and expenses, servicing advances, loan originations and repurchases of mortgage loans and HECMs, planned capital expenditures, asset acquisitions, cash taxes and all required debt service obligations for the next 12 months. Our operating cash flows and liquidity are significantly influenced by numerous factors, including interest rates, the continued availability of financing and other factors discussed below. Our liquidity outlook assumes we are able to maintain, renew, resize or replace our existing mortgage loan servicing advance facilities, mortgage loan master repurchase agreements and reverse loan master repurchase agreements with enough capacity to meet projected needs, and/or are able to implement other financing solutions to meet such needs. We continually monitor our cash flows and liquidity in order to be responsive to changing conditions and other factors.
Recent Actions
The following actions have been completed or are currently in process:

•
We emerged from the Chapter 11 Case on February 9, 2018, resulting in approximately $807 million of corporate debt and accrued interest being extinguished. Contemporaneously, we issued $250 million aggregate principal amount of Second Lien Notes.

•
On March 29, 2018, we entered into an agreement with the Term Lenders to waive certain covenants through 2019 in exchange for an additional incremental minimum paydown of no less than $30 million from March 29, 2018 to December 31, 2018.

•
On April 23, 2018, we entered into an additional master repurchase agreement that provides up to $212.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year.

•
We are currently working with new lenders to increase and diversify financing capacity for reverse Ginnie Mae buyout loans and new mortgage loan originations in an amount sufficient to provide adequate financing capacity. During the first quarter of 2018, we engaged an advisor to help market and sell a pool of defaulted reverse Ginnie Mae buyout loans that are owned by the Company and financed under its existing financing facilities.

•
In May 2018, Ditech Financial and RMS amended their respective master repurchase agreements, as well as the DAAT Facility and DPATII Facility, to provide for an extension to the deadline to deliver unaudited quarterly and monthly financial statements in respect to Ditech Financial, RMS and Ditech Holding for the quarter ended March 31, 2018 and the month ended April 30, 2018. As a result of such amendments, we are permitted to deliver the relevant unaudited quarterly financial statements for the quarter ended March 31, 2018 within 73 days (formerly 45 days under the master repurchase agreements and 60 days under the DAAT Facility and DPATII Facility), and the relevant unaudited monthly statements for the month ended April 30, 2018 within 60 days (formerly 30 days under the Ditech Financial Exit Master Repurchase Agreement and 45 days under RMS's master repurchase agreements) before triggering a default or event of default or otherwise constituting a breach of any representation, warranty or covenant under its master repurchase agreements or the DAAT Facility and DPATII Facility. Additionally, the profitability covenants included in the DAAT Facility, the DPATII Facility and the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ending June 30, 2018, as applicable to the terms of each agreement.

Strategic plans designed to continue to improve our liquidity include the following:

•
Our leadership team continues the transformation of the operating businesses by evaluating and implementing further cost reductions, operational enhancements and streamlining of the businesses and reduction of leverage.

•	For the Servicing business, we continue to sell servicing rights to third parties on a selective basis while continuing to grow the subservicing business with third-party servicing rights owners.

•
Disposition of assets that are not necessary to support our business strategies including the sale or securitization of reverse Ginnie Mae buyout loans. Refer to Note 23 to the Consolidated Financial Statements for additional information.

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

As part of our Exit Warehouse Facilities, the DAAT Facility and DPATII Facility have maximum capacity sub-limits of $475.0 million and $75.0 million, respectively. In April 2018, the DAAT Facility and DPATII Facility were amended to, among other things, shift $10.0 million in capacity from the DAAT Facility to the DPATII Facility. The interest on the variable funding notes issued under the DAAT Facility and DPATII Facility is based on the lender's applicable index, plus a per annum margin of 2.25%. No other notes have been issued under these facilities. We may repay and redraw the variable funding notes issued for 364-days from and including February 12, 2018 subject to the satisfaction of various funding conditions including Ditech Holding not being in default under warehouse, repurchase, credit or other similar agreements relating to indebtedness in excess of certain amounts and there being no breaches of representations, warranties and covenants by us under the DAAT and DPATII transaction agreements. If such 364-day period is not extended, the variable funding notes will become due and payable on February 11, 2019. These facilities, together with the Ditech Financial Exit Master Repurchase Agreement and the RMS Exit Master Repurchase Agreement are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities agreements. As of March 31, 2018, Ditech Financial had $315.3 million outstanding under these facilities, and the Exit Warehouse Facilities in total had an outstanding balance of $1.7 billion.
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
In May 2018, the DAAT Facility and DPATII Facility were amended to provide an extension to the deadline to deliver unaudited quarterly financial statements in respect to Ditech Financial for the quarter ended March 31, 2018. As a result of such amendments, Ditech Financial is permitted to deliver the relevant unaudited quarterly financial statements for the quarter ended March 31, 2018 within 73 days (formerly 60 days) before triggering a default or event of default or otherwise constituting a breach of any representation, warranty or covenant under the facilities. Additionally, the profitability covenants included in the DAAT Facility and DPATII Facility were amended to allow for a net loss under such covenants for the quarter ending June 30, 2018, as applicable to the terms of each respective agreement.
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
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae is used exclusively to fund certain principal and interest and servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. At March 31, 2018, we had borrowings of $49.6 million under the Early Advance Reimbursement Agreement, which has a capacity of $100.0 million. In April 2018, we entered into an acknowledgment agreement with Fannie Mae, whereupon the Early Advance Reimbursement Agreement was terminated. We fully repaid the outstanding balance on the Early Advance Reimbursement Agreement upon termination, and the advances were pledged as collateral on the DAAT Facility.

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
Effective December 5, 2017, we amended one of our master repurchase agreements, which included the consolidation with another master repurchase agreement, as part of our DIP Warehouse Facilities. The DIP Warehouse Facilities, which had a total capacity of $1.9 billion, included this master repurchase agreement, providing up to $750.0 million to finance Ditech Financial's origination business during the Chapter 11 Case. This facility provides creditors a security interest in the mortgage loans that meet the eligibility requirements under the terms of the facility in exchange for cash proceeds used to originate or purchase mortgage loans. We agree to repay borrowings under the facility within a specified timeframe, and the source of repayment is typically from the sale or securitization of the underlying loans into the secondary mortgage market. The entire capacity under such master repurchase agreement is provided on a committed basis.
On February 9, 2018, in connection with the Effective Date of the Prepackaged Plan, the DIP Warehouse Facilities began transitioning into the Exit Warehouse Facilities, whereupon the Ditech Financial Exit Master Repurchase Agreement amended under the DIP Warehouse Facilities continues to provide financing for Ditech Financial's origination business. Upon the Effective Date, the Ditech Financial Exit Master Repurchase Agreement was amended to, among other things, extend the maturity date to February 8, 2019, change the interest rate to the lender's applicable index, plus a per annum margin of 2.25%, and increase the maximum capacity sub-limit available to finance Ditech Financial's origination business from $750.0 million to $1.0 billion. The Ditech Financial Exit Master Repurchase Agreement, together with the RMS Exit Master Repurchase Agreement and the DAAT and DPATII Facilities are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities. As of March 31, 2018, the Ditech Financial Exit Master Repurchase Agreement had an outstanding balance of $650.6 million, and the Exit Warehouse Facilities in total had an outstanding balance of $1.7 billion.
In May 2018, Ditech Financial amended its master repurchase agreement to provide for an extension to the deadline to deliver unaudited quarterly and monthly financial statements for the quarter ended March 31, 2018 and the month ended April 30, 2018. As a result of such amendment, Ditech Financial is permitted to deliver the relevant unaudited quarterly financial statements for the quarter ended March 31, 2018 within 73 days (formerly 45 days) and the relevant unaudited monthly financial statements for the month ended April 30, 2018 within 60 days (formerly 30 days) before triggering a default or event of default or otherwise constituting a breach of any representation, warranty or covenant under its master repurchase agreements. Additionally, the profitability covenant included in the Ditech Financial Exit Master Repurchase Agreement was amended to allow for a net loss under such covenants for the quarter ending June 30, 2018, as applicable to the terms of the agreement.
Our ability to utilize our master repurchase facilities from time to time depends, among other things, upon us being able to make representations and warranties as to our solvency, the accuracy of information we have furnished, no material adverse changes having occurred, maintenance of our approved seller/servicer status with GSEs, no notices of adverse actions having been received from GSEs or agencies, the adequacy of our control program, our ability to service loans in accordance with accepted servicing practices and our compliance with applicable laws. The Ditech Financial Exit Master Repurchase Agreement contains customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of our subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. Ditech Financial was in compliance with the terms of the master repurchase agreement, including financial covenants, at March 31, 2018.
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
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At March 31, 2018, our maximum exposure to repurchases due to potential breaches of representations and warranties was $69.3 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through March 31, 2018 adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales during this period were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017
Balance at beginning of the period	$16,486	$16,792	$22,094
Provision for new sales	823	728	1,795
Change in estimate of existing reserves	(1,161)	(1,001)	(1,776)
Net realized losses on repurchases	(189)	(33)	(551)
Balance at end of the period	$15,959	$16,486	$21,562
Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	Successor		Predecessor
	For the Period From February 10, 2018 Through March 31, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Three Months Ended March 31, 2017
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	23	$4,740	31	$6,674	29	$5,974
Repurchases and indemnifications	(7)	(1,342)	(5)	(754)	(10)	(1,913)
Claims initiated	25	7,039	15	3,295	22	4,027
Rescinded	(9)	(2,829)	(18)	(4,475)	(19)	(3,524)
Balance at end of the period	32	$7,608	23	$4,740	22	$4,564

The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at March 31, 2018 based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Successor
Unpaid Principal Balance
2013	$7,992,688
2014	10,019,030
2015	16,592,010
2016	17,038,981
2017	15,070,318
2018	2,630,273
Total	$69,343,300
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
Effective December 5, 2017, we amended and restated one of our master repurchase agreements, which included the consolidation with another master repurchase agreement, as part of our DIP Warehouse Facilities. The DIP Warehouse Facilities, which had a total capacity of $1.9 billion, include this master repurchase agreement and provided up to $800.0 million to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools during the Chapter 11 Case.
On February 9, 2018, upon the Effective Date of the Prepackaged Plan the DIP Warehouse Facilities began transitioning into the Exit Warehouse Facilities, whereupon the RMS Exit Master Repurchase Agreement continues to provide financing for repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. Upon the Effective Date, the RMS Exit Master Repurchase Agreement was amended to, among other things, extend the maturity date to February 8, 2019 and change the interest rate to the lender's applicable index, plus a per annum margin of 3.25%. The RMS Exit Master Repurchase Agreement, together with the Ditech Financial Exit Master Repurchase agreement and the DAAT and DPATII Facilities are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities. As of March 31, 2018, the RMS Exit Master Repurchase Agreement had an outstanding balance of $739.1 million, and the Exit Warehouse Facilities in total had an outstanding balance of $1.7 billion.
On April 23, 2018 we entered into a new master repurchase agreement that provides up to $212.0 million in additional committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year.
In May 2018, RMS amended its master repurchase agreements to provide for an extension to the deadline to deliver unaudited quarterly and monthly financial statements for the quarter ended March 31, 2018 and the month ended April 30, 2018. As a result of such amendments, RMS is permitted to deliver the relevant unaudited quarterly financial statements for the quarter ended March 31, 2018 within 73 days (formerly 45 days) and the relevant unaudited monthly financial statements for the month ended April 30, 2018 within 60 days (formerly 45 days) before triggering a default or event of default or otherwise constituting a breach of any representation, warranty or covenant under its master repurchase agreements.
The RMS master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results of our subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. RMS was in compliance with the terms of the RMS Exit Master Repurchase Agreement, including financial covenants, at March 31, 2018.

We are dependent on our ability to secure warehouse facilities on acceptable terms and to either renew or replace existing facilities as needed when they expire. If we fail to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to cross default provisions with other indebtedness, termination of future funding, enforcement of liens against assets securing the respective facility, acceleration of outstanding obligations, or other adverse actions. We may seek waivers or amendments of warehouse facility terms in the future, if necessary or advisable.
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At March 31, 2018, we had $8.4 billion in unpaid principal balance outstanding on the HMBS related obligations. At March 31, 2018, $8.3 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. Performing repurchased loans are conveyed to HUD and payment is received from HUD typically within a short timeframe of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Recent regulatory changes introduced by HUD increased the requirements for completing an assignment to HUD. These new requirements have increased the time interval between when a loan is repurchased and when the assignment claim is filed with HUD, and inability to meet such requirements could preclude assignment. During this period, accruals for interest, HUD-required mortgage insurance payments, and borrower draws may cause the unpaid balance on the loan to increase and ultimately exceed the maximum claim amount. Nonperforming repurchased loans are generally liquidated through foreclosure and subsequent sale of real estate owned. Loans are considered nonperforming upon events such as, but not limited to, the death of the mortgagor, the mortgagor no longer occupying the property as their principal residence, or the property taxes or insurance not being paid.
We currently rely upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these Ginnie Mae loans. Given continued growth in the number and amount of our reverse loan repurchases, we may continue to seek additional, or expansion of existing, master repurchase or similar agreements to provide financing capacity for future required loan repurchases. The timing and amount of our obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan.

Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017 (2)
Balance at beginning of the period	$970,382	$808,508	$346,983
Repurchases and other additions (1)	134,599	257,078	226,088
Liquidations	(97,283)	(95,204)	(129,390)
Balance at end of the period	$1,007,698	$970,382	$443,681
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.

(2)
The amounts for the three months ended March 31, 2017 have been adjusted to conform to the current year presentation, which excludes current month unfunded buyouts from repurchases and other additions and the balance at end of period.

Our repurchases of reverse loans and real estate owned have increased significantly during the three months ended March 31, 2018 as compared to the same period in 2017. We expect these required repurchases to continue to increase as a greater percentage of HECMs and real estate owned are reaching 98% of their maximum claim amount. At March 31, 2018, we have commitments to repurchase reverse loans and real estate owned of $141.4 million, and we have $60.9 million available under our master repurchase agreements for repurchases of reverse loans and real estate owned. On April 23, 2018, we entered into a new master repurchase agreement that provides up to $212.0 million in additional committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year. There can be no assurance that we will be able to maintain or expand our borrowing capacity to fund future loan repurchases. Refer to Notes 6 and 23 of the Consolidated Financial Statements for further discussion.
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
As servicer of reverse loans, we are also obligated to fund additional borrowings by customers in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. Our commitment to fund additional borrowings by customers was $1.0 billion at March 31, 2018, which includes $1.0 billion in capacity that was available to be drawn by borrowers at March 31, 2018 and $0.6 million in capacity that will become eligible to be drawn by borrowers through the twelve months ending April 1, 2019 assuming the loans remain performing. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Corporate Debt
2013 Credit Agreement
At December 31, 2017, we had a 2013 Term Loan in the original principal amount of $1.5 billion and unpaid principal amount of $1.2 billion. We also had a 2013 Revolver with a maximum capacity of $20.0 million at December 31, 2017, and with $19.5 million outstanding in issued LOCs reducing the amount available on the 2013 Revolver, we had $0.5 million in available capacity. Our obligations under the 2013 Secured Credit Facilities were guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on our consolidated balance sheets.

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
The 2018 Credit Agreement provides for the 2018 Term Loan maturing on June 30, 2022 in an original principal amount of approximately $1.2 billion. The 2018 Term Loan bears interest at a rate per annum equal to, at our option, (i) LIBOR plus 6.00% (with a LIBOR “floor” of 1.00%) or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, the last day of the interest period applicable to the borrowing of which such loan is a part). The Company made principal payments on the 2013 Term Loan and 2018 Term Loan totaling $7.5 million during the period from February 10, 2018 to March 31, 2018 and $110.6 million during the period from January 1, 2018 to February 9, 2018. The balance outstanding on the 2018 Term Loan was $1.1 billion at March 31, 2018. We are required to make quarterly payments on the 2018 Term Loan in the amounts listed below (in thousands):

Successor
Repayment Date	Principal Amount
June 2018	$17,500
September 2018	17,500
December 2018	17,500
March 2019	10,000
June 2019	26,700
September 2019	36,700
December 2019	36,700
each March, June, September and December thereafter until maturity	15,000
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

The 2018 Credit Agreement contains financial covenants requiring compliance with certain asset coverage ratios and, commencing in 2020 as described below, an interest expense coverage ratio and a first lien net leverage ratio. As of March 31, 2018, we were required to meet two asset coverage ratios: Asset Coverage Ratio A and Asset Coverage Ratio B. These ratios were calculated in accordance with the terms of the 2018 Credit Agreement, as amended, and are detailed below. Capitalized terms are defined in the 2018 Credit Agreement.

Asset Coverage Ratio A Calculation (dollars in thousands):
		Successor
		March 31, 2018
a	the Balance Sheet Value of “Cash and cash equivalents”;	$216,806
b	the Balance Sheet Value of “Servicing rights, net” minus the Balance Sheet Value of “Servicing rights related liabilities”;	734,690
c	the Balance Sheet Value of “Servicer and protective advances, net” minus the Balance Sheet Value of “Servicing advance liabilities”;	285,542
d
the sum of (i) the sum of (y) the Balance Sheet Value of “Residential loans” and (z) the Balance Sheet Value of GNMA Buyout REO minus (ii) the sum of (w) the aggregate principal amount of Warehouse Indebtedness with respect to which the assets described in clause (d)(i) are subject, (x) the Balance Sheet Value of the residential loans held in Residual Trusts and Non-Residual Trusts, (y) the Balance Sheet Value of reverse loans which are in reverse GNMA securitization pools and (z) the Balance Sheet Value of residential loans which are in GNMA securitization pools that are eligible for early buy-out;
		376,178
e	the Balance Sheet Value of total assets less total liabilities of the Residual Trusts;	5,877
f	the Balance Sheet Value of “Premises and equipment, net”;	79,167
g	the Balance Sheet Value of “Receivables, net” minus the Balance Sheet Value of “Receivables, net” related to the Non-Residual Trusts; and	114,561
h	the sum of (i) the Balance Sheet Value of “Other assets, net” minus (ii) the sum of (y) the Balance Sheet Value of “Other assets” related to the Residual Trusts and Non-Residual Trusts and (z) the Balance Sheet Value of REO assets which are in reverse GNMA securitization pools and any GNMA Buyout REOs included in “Net Assets A” pursuant to clause (d) above;	141,363
	Net Assets A	$1,954,184
	First Lien Indebtedness (2018 Term Loan Balance)	$1,111,501

	Asset Coverage Ratio A	1.76x

	Minimum Requirement	1.45x

Asset Coverage Ratio B Calculation (dollars in thousands):
		Successor
		March 31, 2018
a	the lesser of (i) the Balance Sheet Value of “Cash and cash equivalents” and (ii) $250,000	$216,806
b	the Balance Sheet Value of “Servicing rights, net” minus the Balance Sheet Value of “Servicing rights related liabilities”;	734,690
c	(if positive) (i) the then-applicable Servicer and Protective Advance Percentage multiplied by the Balance Sheet Value of “Servicer and protective advances, net” minus (ii) the Balance Sheet Value of “Servicing advance liabilities”;	253,021
d
(if positive) the sum of (i) 90% of (v) the Balance Sheet Value of “Residential loans” minus (w) the Balance Sheet Value of the residential loans held in Residual Trusts and Non-Residual Trusts, minus (x) the Balance Sheet Value of reverse loans which are in reverse GNMA securitization pools, minus (y) the Balance Sheet Value of residential loans which are in GNMA securitization pools that are eligible for early buy-out and minus (z) the Balance Sheet Value of GNMA Buyouts and (ii) the then-applicable GNMA Buyout Percentage multiplied by the sum of (x) GNMA Buyouts and (y) the Balance Sheet Value of GNMA Buyout REO, minus (iii) the aggregate principal amount of Warehouse Indebtedness to which the assets described in clause (d)(i)(v) and (d)(ii) are subject;
		219,248
e	the sum of 75% of (i)the Balance Sheet Value of “total assets” minus (ii) the Balance Sheet Value of “total liabilities”, in each case, of the Residual Trusts;	4,408
f	50% of MSR Holdback Receivables; and	15,112
g	75% of Servicing Fee Receivables;	18,369
	Net Assets B	$1,461,654
	First Lien Indebtedness (2018 Term Loan Balance)	$1,111,501

	Asset Coverage Ratio B	1.32x

	Minimum Requirement	1.00x
On March 29, 2018, we entered into an amendment to 2018 Credit Agreement to (i) waive our compliance with the first lien net leverage ratio covenant and the interest expense coverage ratio covenant until the test period ending March 31, 2020, (ii) require us to make additional principal payments from March 29, 2018 to December 31, 2018 in an aggregate amount equal to $30.0 million, which is included in the repayment table above, (iii) provide for a one percent prepayment premium in connection with prepayments of the term loans made during the first 18 months after entering into this amendment (for all prepayments of principal other than mandatory amortization payments and the payments described in the foregoing clause (ii)), and (iv) increase the minimum requirement for Asset Coverage Ratio A for all test periods ending on March 31, 2018 through December 31, 2018.
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

Second Lien Notes
On February 9, 2018, pursuant to the terms of the Prepackaged Plan, we issued $250.0 million aggregate principal amount of Second Lien Notes to each holder of a Senior Notes claim on a pro rata basis. The Second Lien Notes pay interest semi-annually on June 15 and December 15, commencing on June 15, 2018, at a rate of 9.00% per year, and mature December 31, 2024. The Second Lien Notes require payment of interest in cash, except that interest on up to $50.0 million principal amount (plus previously accrued PIK interest payable), at our election, may be paid by increasing the principal amount of the outstanding notes or by issuing additional notes. The terms of the 2018 Credit Agreement require us to exercise such election. The Second Lien Notes are secured on a second-priority basis by substantially all of our assets and are guaranteed by substantially all of our subsidiaries. The Second Lien Notes and the guarantees thereof are subordinated to the prior payment in full of the 2018 Credit Agreement and certain other senior indebtedness (as defined and to the extent set forth in the Second Lien Notes Indenture).
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
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. As servicer of the Non-Residual Trusts, we have concluded that we have the power to direct the activities that most significantly impact the economic performance of the trusts, and as such, we continued to consolidate these trusts on the consolidated balance sheets, including mortgage-backed debt. The total unpaid principal balance of mortgage-backed debt was $721.9 million at March 31, 2018.
At March 31, 2018, mortgage-backed debt was collateralized by $743.6 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
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

Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. As of March 31, 2018, our subsidiaries were in compliance with such financial covenants.
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
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through March 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Three Months Ended March 31, 2017 (1)	Variance
Cash flows provided by (used in) operating activities:
Net income (loss) adjusted for non-cash operating activities	$(40,997)	$(44,041)	$(76,781)	$(8,257)
Changes in assets and liabilities	75,097	30,075	90,802	14,370
Net cash provided by (used in) originations activities (2)	(314,694)	221,798	114,096	(206,992)
Cash flows provided by (used in) operating activities	(280,594)	207,832	128,117	(200,879)
Cash flows provided by investing activities	174,910	227,431	382,979	19,362
Cash flows provided by (used in) financing activities	166,415	(585,594)	(528,659)	109,480
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$60,731	$(150,331)	$(17,563)	$(72,037)
__________

(1)
On January 1, 2018, the Company adopted accounting guidance related to presentation of restricted cash and cash equivalents in the consolidated statements of cash flows. The prior year amounts in the table above have been reclassified to conform to current year presentation.

(2)	Represents purchases and originations of residential loans held for sale, net of proceeds from sales and payments.
Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net loss adjusted for non-cash items. Cash used in operating activities was $72.8 million during the three months ended March 31, 2018, as compared to cash provided by operating activities of $128.1 million during the same period of 2017, a change of $200.9 million. The primary driver for the change in cash provided by (used in) operating activities was a decrease in cash provided by origination activities resulting from a lower volume of loans sold in relation to loans originated during the three months ended March 31, 2018 as compared to the same period of 2017.

Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Cash provided by investing activities increased $19.4 million during the three months ended March 31, 2018 as compared to the same period of 2017. Cash provided by principal payments received on reverse loans held for investment, net of purchases and originations, increased $82.3 million primarily as a result of a lower funded volume of reverse loans due to our exit from the reverse mortgage originations business, and higher principal repayments and payments received for loans conveyed to HUD. In addition, we received higher cash proceeds of $87.1 million from the sale of servicing rights and real estate owned during the three months ended March 31, 2018 as compared to the same period of 2017. These increases were offset by cash proceeds of $131.1 million received from the sale of our insurance business in the first quarter of 2017.
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash used in financing activities decreased by $109.5 million during the three months ended March 31, 2018 as compared to the same period of 2017. Net cash borrowings on warehouse borrowings used to fund the origination and purchase of residential loans increased $413.1 million due to additional borrowings required for mortgage loans and an increase in buyouts of reverse loans. Cash payments on HMBS related obligations, net of cash generated from the securitization of reverse loans, increased $195.3 million primarily as a result of a lower volume of reverse loan securitizations due to our exit from the reverse mortgage originations business and an increase in the repurchase of certain HECMs and real estate owned from securitization pools. Payments on corporate debt increased $96.8 million driven by payments made as required on the 2013 Term Loan and the 2018 Term Loan.
Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, we bear any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 6 and 23 to the Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information regarding these transactions.
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
We held real estate owned, net of $134.0 million, $98.1 million and $1.3 million in the Servicing and Reverse Mortgage segments and the Corporate and Other non-reportable segment, respectively, at March 31, 2018 and $13.7 million, $101.8 million and $1.1 million, respectively, at December 31, 2017. The growth in the real estate owned portfolio held by the Servicing segment results from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, which resulted in loans being derecognized and placed back into real estate owned if the loans were originated under real estate owned financing wherein the loan-to-value was greater than 80%.
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

	Moody's	S&P
Corporate / CCR	Caa2	CCC+
Senior Secured Debt	Caa2	B-
Second Lien Notes	n/a	CCC-
Outlook	Negative	Stable
Date of Last Action	February 2018	February 2018
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

	Moody's	S&P
Residential Subprime Servicer (1)	—	Above Average
Residential Special Servicer	—	Above Average
Residential Second/Subordinated Lien Servicer	SQ2-	Above Average
Manufactured Housing Servicer	SQ2-	Above Average
Residential Primary Servicer	SQ3	—
Residential Reverse Mortgage Servicer	—	Strong (2)
Outlook	Not on review	Negative
Date of Last Action	April 2018	May 2017
__________

(1)	In April 2018, Moody's withdrew its assessment of the Company as a servicer of subprime residential mortgage loans, as we are not currently active in RMBS subprime servicing.

(2)	S&P last affirmed its rating for RMS as a residential reverse mortgage servicer in October 2017 with a stable outlook.

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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to either repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheets. Refer to Notes 6 and 23 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We also have variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary. Included in Note 6 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2017 are descriptions of our variable interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of such VIEs.
Critical Accounting Estimates
The critical accounting estimates used in preparation of our Consolidated Financial Statements are described in the Critical Accounting Estimates section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 16, 2018. Except for the impact of fresh start accounting as described in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies or estimates and the methodologies or assumptions we apply under them.

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

2018 Credit Agreement
Second Amended and Restated Credit Agreement entered into on February 9, 2018 (and as amended prior to the date hereof) among the Company, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, the lenders from time to time party thereto and other parties thereto, filed with the SEC as Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A on February 12, 2018

2018 Term Loan	Approximately $1.16 billion senior secured first lien term loan borrowed on February 9, 2018 pursuant to the 2018 Credit Agreement

Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure; refer to Non-GAAP Financial Measures section under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a complete description of this metric

Adjusted Earnings (Loss)
Adjusted earnings or loss before taxes, a non-GAAP financial measure; refer to Non-GAAP Financial Measures section under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for description of metric

Articles of Amendment and

Restatement	Amended and Restated Articles of Incorporation dated February 9, 2018, filed with the SEC as Exhibit 3.1 to Amendment No. 2 to the Registrant's Current Report on Form 8-K/A on February 13, 2018

Articles Supplementary	Exhibit A to the Company's Articles of Amendment and Restatement, which contains the terms, rights and preferences of the Company's outstanding Mandatorily Convertible Preferred Stock

Asset Coverage Ratio A	Asset Coverage Ratio A, as defined in the 2018 Credit Agreement, filed with the SEC as Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A on February 12, 2018

Asset Coverage Ratio B	Asset Coverage Ratio B, as defined in the 2018 Credit Agreement, filed with the SEC as Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A on February 12, 2018

Bankruptcy Code	The United States Bankruptcy Code, 11 U.S.C. Section 101, et seq. as amended

Bankruptcy Court
The United States Bankruptcy Court for the Southern District of New York having jurisdiction over the Chapter 11 Case, and, to the extent of the withdrawal of any reference under 28 U.S.C. § 157, pursuant to 28 U.S.C. § 151, the United States District Court for the Southern District of New York

Bankruptcy Petition	Voluntary petition filed on November 30, 2017 by Walter Investment Management Corp. (Predecessor) under Chapter 11 of the Bankruptcy Code

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

Bulk MSR	Bulk MSR as defined under the 2013 Credit Agreement

CCR	Corporate credit rating

CFPB	Consumer Financial Protection Bureau

Chapter 11 Case	The case under chapter 11 of the Bankruptcy Code from which the Company emerged on February 9, 2018

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

Clean-up Call Agreement	Clean-up Call Agreement, dated as of October 10, 2017, by and among the Company and Capital One, National Association

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

CODI	Cancellation of Debt Income

Common Stock Directors	Three Class III directors elected by the holders of common stock

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

Consolidated Financial Statements
The consolidated financial statements of Ditech Holding Corporation (Successor), formerly Walter Investment Management Corp. (Predecessor) and its subsidiaries and the notes thereto included in Item 1 of this Form 10-Q

Convertible Notes	4.50% convertible senior subordinated notes due 2019 sold in a registered underwritten public offering on October 23, 2012

Convertible Noteholders	Holders of the Convertible Notes

DAAT Facility	Ditech Agency Advance Trust financing facility

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

Ditech Financial	Ditech Financial LLC, an indirect wholly-owned subsidiary of the Company
Ditech Financial Exit Master

Repurchase Agreement	The Ditech Financial warehouse facility that, together with the DAAT Facility, DPATII Facility and the RMS Exit Master Repurchase Agreement, comprises the Exit Warehouse Facilities.

Ditech Holding	Ditech Holding Corporation and its consolidated subsidiaries (Successor) (Parent)

DPAT Facility	Ditech Private Label Securities Advance Trust financing facility

DPATII Facility	Ditech Private Label Securities Advance Trust II financing facility

EBITDA	Earnings before interest, taxes, depreciation, and amortization
Early Advance Reimbursement

Agreement	$100 million financing facility with Fannie Mae, terminated in April 2018

ECOA	Equal Credit Opportunity Act

Effective Date	February 9, 2018, the date of our emergence from bankruptcy

EFTA	Electronic Fund Transfer Act

Exchange Act	Securities Exchange Act of 1934, as amended

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

GSE	Government-sponsored entity

GTAAFT Facility	Green Tree Agency Advance Funding Trust financing facility

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HMBS	Home Equity Conversion Mortgage-Backed Securities

HMDA	Home Mortgage Disclosure Act

HOA	Home Owners Association

HUD	U.S. Department of Housing and Urban Development

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

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
Mandatorily Convertible Preferred

Stock
Mandatorily convertible preferred stock issued by the Company on the Effective Date that is convertible into shares of Successor common stock at a conversion multiple of 114.9750 upon the earliest of (i) February 9, 2023, (ii) at any time following one year after the Effective Date, the time that the volume weighted-average pricing of the common stock exceeds 150% of the conversion price per share for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period, and (iii) a change of control transaction in which the consideration paid or payable per share of common stock is greater than or equal to the conversion price per share, which, subject to adjustment, is $8.6975. The shares of mandatorily convertible preferred stock are also convertible at the option of the holder thereof or upon the affirmative vote of at least 66 2/3% of the mandatorily convertible preferred stock then outstanding

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

NRM Subservicing Agreement	Subservicing Agreement, dated as of August 8, 2016, and as subsequently amended, by and between New Residential Mortgage LLC and Ditech Financial LLC

NYSE	New York Stock Exchange

OTS	Office of Thrift Supervision

Parent Company	Ditech Holding Corporation (Successor), formerly Walter Investment Management Corp. (Predecessor)

Petition Date	November 30, 2017, the date that the Company filed the Bankruptcy Petition with the Bankruptcy Court

Predecessor	Walter Investment Management Corp. and its activities and results operations prior to emergence from bankruptcy

Prepackaged Plan	Prepackaged plan of reorganization of Walter Investment Management Corp. (Predecessor) under Chapter 11 of the Bankruptcy Code

PIK	Payment-in-kind

Preferred Stock Directors	Six Class I and Class II directors elected by the holders of preferred stock

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

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

RESPA	Real Estate Settlement Procedures Act

Reverse loans	Reverse mortgage loans, including HECMs

Rights Agreement	The Amended and Restated Section 382 Rights Agreement, dated as of November 11, 2016, as amended November 9, 2017 and February 9, 2018

RMBS	Residential mortgage-backed security

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company
RMS Exit Master Repurchase

Agreement	The RMS warehouse facility that, together with the DAAT Facility, DPATII Facility and the Ditech Financial Exit Master Repurchase Agreement, comprises the Exit Warehouse Facilities.

RSUs	Restricted Stock Units

SEC	U.S. Securities and Exchange Commission

Second Lien Notes	$250 million aggregate principal amount of 9.00% Second Lien Senior Subordinated PIK Toggle Notes due 2024 issued on February 9, 2018

Second Lien Notes Indenture	Indenture for the 9.00% Second Lien Senior Subordinated PIK Toggle Notes due 2024 dated as of February 9, 2018 among the Company, the guarantors and Wilmington Savings Fund Society, FSB, as trustee

Section 382	Section 382 of the Internal Revenue Code

Securities Act	Securities Act of 1933, as amended
Securities Master Repurchase

Agreement	Master repurchase agreement issued on November 30, 2017 under the DIP Warehouse Facilities used to fund advances

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Noteholders	Holders of the Senior Notes

Senior Notes Indenture	Indenture for the 7.875% Senior Notes due 2021 dated as of December 17, 2013 among the Company, the guarantors and Wilmington Savings Fund Society, FSB, as successor trustee

Series A Warrants	Warrants to purchase the Company’s common stock, exercisable on a cash or cashless basis at an exercise price of $20.63 per share, expiring February 9, 2028

Series B Warrants	Warrants to purchase the Company’s common stock, exercisable on a cash or cashless basis at an exercise price of $28.25 per share, expiring February 9, 2028

Side Letter Agreement	Side Letter Agreement dated as of January 17, 2018 between Ditech Financial and NRM

Successor	Ditech Holding Corporation and its activities and results operations subsequent to emergence from bankruptcy

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

Tails	Participations in previously securitized HECMs created by additions to principal for borrower draws on lines of credit, interest, servicing fees, and mortgage insurance premiums

TBAs	To-be-announced securities

Tax Act	Tax Cuts and Jobs Act, signed into law in December 2017

TCPA	Telephone Consumer Protection Act

Term Lenders	Lenders with term loan commitments or outstanding term loans under the 2013 Credit Agreement

TILA	Truth in Lending Act

UPB	Unpaid principal balance

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

USDA	United States Department of Agriculture

VA	United States Department of Veteran Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.
Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015 and amended and restated on March 31, 2016

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following tables summarize the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	Successor
	March 31, 2018
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(80,805)	$(36,265)	$29,684	$56,029
Net change in fair value - Servicing segment	$(80,805)	$(36,265)	$29,684	$56,029

Originations segment
Residential loans held for sale	$8,232	$4,653	$(5,956)	$(12,907)
Freestanding derivatives (1)	(13,568)	(7,183)	7,815	16,329
Net change in fair value - Originations segment	$(5,336)	$(2,530)	$1,859	$3,422

Reverse Mortgage segment
Reverse loans	$107,097	$51,109	$(58,486)	$(112,123)
HMBS related obligations	(94,351)	(44,069)	54,614	103,036
Net change in fair value - Reverse Mortgage segment	$12,746	$7,040	$(3,872)	$(9,087)

	Predecessor
	December 31, 2017
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(148,094)	$(60,902)	$46,154	$83,445
Net change in fair value - Servicing segment	$(148,094)	$(60,902)	$46,154	$83,445

Originations segment
Residential loans held for sale	$7,273	$4,038	$(5,224)	$(11,275)
Freestanding derivatives (1)	(9,907)	(5,406)	5,308	11,236
Net change in fair value - Originations segment	$(2,634)	$(1,368)	$84	$(39)

Reverse Mortgage segment
Reverse loans	$103,753	$49,454	$(56,922)	$(109,026)
HMBS related obligations	(90,590)	(42,211)	52,801	99,451
Net change in fair value - Reverse Mortgage segment	$13,163	$7,243	$(4,121)	$(9,575)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used March 31, 2018 and December 31, 2017 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. We do not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights, but we may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The sensitivity of servicing rights carried at fair value to interest rate changes decreased at March 31, 2018 as compared to December 31, 2017 due primarily to a higher interest rate environment and, to a lesser extent, changes to the composition of the portfolio.

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
Other Financial Instruments
For quantitative and qualitative disclosures about interest rate risk on other financial instruments, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 16, 2018. These risks have not changed materially since December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weaknesses in its internal control over financial reporting described below.
The Company previously identified material weaknesses in internal control over financial reporting that were described in Management’s Report on Internal Control Over Financial Reporting which were included in the Company’s Form 10-K for the year ended December 31, 2017 together with various corrective actions that are being undertaken in order to remediate the material weaknesses. However, because certain of these remedial actions are not yet complete and/or have not yet been tested, the Company has not been able to conclude that these material weaknesses have been remediated. Therefore, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts outlined below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of the Material Weaknesses in Internal Control Over Financial Reporting
Management, with the oversight of its Audit Committee, has taken the following actions in the design and operating effectiveness of its internal control over financial reporting in an effort to remediate the material weakness over Ditech Financial operational processes as well as the material weakness over MSR valuation:
Ditech Financial operational processes over foreclosure related advances:

•	Finalized process flow narratives to describe the process flows, identify risks, and design controls mitigating the risk of financial misstatement.

•	Performed walkthroughs over certain key controls identified within the process flow narratives for the purpose of validating design effectiveness.

•	Tested certain key controls identified within the process flow narratives for the purpose of validating operating effectiveness noting no issues.

•	Testing of key controls lacked sufficient passage of time to conclude on operating effectiveness.
Ditech Financial operational processes over property preservation:

•	Management is designing, documenting, and will implement control procedures related to the review of property preservation.

•	Management will test and evaluate the design and operating effectiveness of control procedures throughout the property preservation function.

•	Management will assess the effectiveness of the remediation plan.
MSR valuation:

•	Management is designing, documenting, and will implement control procedures related to the review of the query logic utilized to extract data from the servicing system.

•	Management will test and evaluate the design and operating effectiveness of control procedures related to data extraction for use in MSR valuation.

•	Management will assess the effectiveness of the remediation plan.
Management is continuing to implement the remediation measures outlined above relating to operational processes over the property preservation and foreclosure related advances within default servicing as well as with respect to data extraction from the servicing system for MSR valuation with an expected completion date of no later than December 31, 2018. Management believes the remediation measures will strengthen the Company's internal control over financial reporting and remediate the material weaknesses identified. If management is unsuccessful in fully implementing the new controls to address the material weaknesses and to strengthen the overall internal control environment, financial condition and results of operations may result in inaccurate and untimely reporting. Management will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that management deems appropriate given the circumstances.

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
Chapter 11 Case
On November 30, 2017, Walter Investment Management Corp. filed a Bankruptcy Petition under the Bankruptcy Code to pursue the Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the Prepackaged Plan. On February 9, 2018, the Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the Chapter 11 Case. The Company continued to operate throughout the Chapter 11 Case and upon emergence changed its name to Ditech Holding Corporation. From and after effectiveness of the Prepackaged Plan, the Company has continued, in its previous organizational form, to carry out its business. On the Effective Date, all of our previously existing equity interests, including our Predecessor common stock, were canceled. Our obligations under the Convertible Notes and Senior Notes, except to the limited extent set forth in the Prepackaged Plan, were also extinguished. For a more detailed discussion of our emergence, refer to the Emergence from Reorganization Proceedings under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We are involved in litigation, including putative class actions, and other legal proceedings concerning, among other things, servicing and servicing-transfer practices, lender-placed insurance, private mortgage insurance, bankruptcy practices, property preservation practices, servicing/foreclosure fees and costs and employment practices, and for alleged violations of various federal and state laws and statutes, such as the False Claims Act, FDCPA, TCPA, FCRA, TILA, RESPA, EFTA and ECOA. In addition, there have been various legal and regulatory developments in Nevada regarding liens asserted by HOAs for unpaid HOA assessments. Credit owners may assert claims against servicers such as Ditech Financial for failure to advance sufficient funds to cover unpaid HOA assessments and protect the credit owner’s interest in the subject property. We service numerous loans in Nevada and are involved in litigation and other legal proceedings affected by, or related to, these HOA matters.
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
A federal securities fraud complaint was filed against the Company, George M. Awad, Denmar J. Dixon, Anthony N. Renzi, and Gary L. Tillett on March 16, 2017. The case, captioned Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-02025-JCJ, is pending in the Eastern District of Pennsylvania. The court has appointed a lead plaintiff in the action who filed an amended complaint on September 15, 2017. The amended complaint seeks monetary damages and asserts claims under Sections 10(b) and 20(a) of the Exchange Act during a class period alleged to begin on August 9, 2016 and conclude on August 1, 2017. The amended complaint alleges that: (i) defendants made material misstatements about the value of our deferred tax assets; (ii) the material misstatement about the value of our deferred tax assets required us to restate certain financials in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2016, September 30, 2016 and March 31, 2017 and our Annual Report on Form 10-K for the year ended December 31, 2016, and caused us to violate the financial covenants and obligations in agreements with our lenders and GSEs; and (iii) defendants made material misstatements concerning our initiatives to deleverage our capital structure. On November 3, 2017, the lead plaintiff voluntarily dismissed defendant Denmar J. Dixon from the action. On November 14, 2017, the remaining defendants moved to dismiss the amended complaint. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On February 15, 2018, the parties reached an agreement in principle to settle the action for $2.95 million subject to the negotiation of a formal settlement agreement, notice to the alleged class, and court approval. The settlement, if completed, is to be paid in part by us and in part by our directors’ and officers’ insurance carrier.

A stockholder derivative complaint purporting to assert claims on behalf of the Company was filed against certain current and former members of our Board of Directors on June 22, 2017. The case, captioned Michael E. Vacek, Jr., et al. vs. George M. Awad, et al., Case No. 2:17-cv-02820-JCJ, is pending in the Eastern District of Pennsylvania. Plaintiff filed an amended complaint in the action on September 13, 2017. The amended complaint seeks monetary damages for the Company and equitable relief and asserts a claim for breach of fiduciary duty arising out of: (i) a material weakness in our internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities, including identifying foreclosure tax liens and resolving such liens efficiently, foreclosure related advances, and the processing and oversight of loans in bankruptcy status, which resulted in several adjustments to reserves during the fourth quarter of 2016; (ii) an accounting error that caused us to overstate the value of our deferred tax assets; and (iii) subpoenas seeking documents relating to RMS’s origination and underwriting of reverse mortgages and loans. The Company and the defendants moved to dismiss the amended complaint on October 5, 2017. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On April 26, 2018, the Court denied the motion to dismiss. On May 9, 2018, the Company and the defendants moved for reconsideration or certification of the Court’s denial of the motion to dismiss.
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
For a description of certain legal proceedings, refer to Note 23 to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
You should carefully review and consider the risks and uncertainties described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which are risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity and results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic reports constitute forward-looking information, the risk factors set forth in such periodic reports are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
The Index to Exhibits is incorporated by reference herein.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
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

4.2
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

10.1†
Resignation Letter Agreement between Ditech Holding Corporation and Anthony N. Renzi, dated February 20, 2018 (Incorporated herein by reference to Exhibit 10.6.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.2†
Employment Letter Agreement between Ditech Holding Corporation and Jeffrey P. Baker, dated February 20, 2018 (Incorporated herein by reference to Exhibit 10.8.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.3.1†
Ditech Holding Corporation 2018 Equity Incentive Plan, effective March 23, 2018 (Incorporated herein by reference to Exhibit 10.12.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.3.2†
Ditech Holding Corporation Amended and Restated 2018 Equity Incentive Plan, effective April 18, 2018. (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on April 19, 2018).

10.4
Side Letter Agreement, dated as of January 17, 2018, between New Residential Mortgage LLC and Ditech Financial LLC (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 23, 2018).

10.5.1
Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of February 9, 2018, and effective as of February 12, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.)(Incorporated herein by reference to Exhibit 10.17.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.5.2
Guaranty, dated as of February 9, 2018, by Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) in favor of Credit Suisse First Boston Mortgage Capital LLC as administrative agent for the benefit of buyer parties defined therein (Incorporated herein by reference to Exhibit 10.17.7 the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.5.3
Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of March 29, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.17.8 the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.5.4*
Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 15, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.)

Exhibit No.	Description
10.5.5*
Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of May 30, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.)

10.6.1
Second Amended and Restated Credit Agreement, dated as of February 9, 2018, among Ditech Holding Corporation, the Lenders Party Hereto and Credit Suisse AG, Cayman Islands Branch (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 12, 2018).

10.6.2
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of March 29, 2018, by and among Ditech Holding Corporation and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 29, 2018).

10.7
Registration Rights Agreement, dated as of February 9, 2018, by and among Ditech Holding Corporation and the Holders party hereto (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 9, 2018).

10.8.1
Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated as of February 9, 2018, and effective as of February 12, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization LTD, Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.25.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.8.2
Guaranty, dated as of February 9, 2018, by Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) in favor of Credit Suisse First Boston Mortgage Capital LLC as administrative agent for the benefit of buyer parties defined therein (Incorporated herein by reference to Exhibit 10.25.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.8.3
Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated as of March 29, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization LTD, Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.25.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.8.4*
Amendment No. 3 to Second Amended and Restated Master Repurchase Agreement, dated as of May 15, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization LTD, Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.)

10.8.5*
Amendment No. 4 to Second Amended and Restated Master Repurchase Agreement, dated as of May 30, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization LTD, Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.)

10.9.1
Receivables Sale Agreement dated as of February 9, 2018, and effective as of February 12, 2018, by and between Ditech Financial LLC, as receivables seller and servicer, Ditech Agency Advance Depositor LLC, as depositor, and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.), as limited guarantor (Incorporated herein by reference to Exhibit 10.26.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.9.2
Receivables Pooling Agreement dated as of February 9, 2018, and effective as of February 12, 2018, by and between Ditech Agency Advance Depositor LLC, as depositor, and Ditech Agency Advance Trust, as issuer (Incorporated herein by reference to Exhibit 10.26.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.9.3
Acknowledgment Agreement With Respect to Servicing Advance Receivables, dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech Financial LLC, as servicer, Ditech Agency Advance Depositor LLC, as depositor, Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Fannie Mae (Incorporated herein by reference to Exhibit 10.26.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.9.4
Indenture dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A. as indenture trustee, and as calculation agent, paying agent and securities intermediary, Ditech Financial LLC (formerly known as Green Tree Servicing LLC), as servicer and as owner of the servicing rights under the designated servicing agreements and as administrator, and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (Incorporated herein by reference to Exhibit 10.26.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

Exhibit No.	Description
10.9.5
Series 2018-VF1 Indenture Supplement, dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC (formerly known as Green Tree Servicing LLC), as administrator on behalf of the issuer and as servicer under the designated servicing agreements and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (Incorporated herein by reference to Exhibit 10.26.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.9.6*
Amendment No. 1 to the Series 2018-VF1 Indenture Supplement, dated as of April 20, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group.

10.9.7*
First Amendment to Acknowledgment Agreement with Respect to Servicing Advance Receivables, dated as of April 20, 2018, by and among Ditech Financial LLC, as servicer, Ditech Agency Advance Depositor LLC, as depositor, Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Fannie Mae.

10.9.8*
Amendment No. 2 to the Series 2018-VF1 Indenture Supplement, dated as of May 15, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group.

10.10.1
Receivables Sale Agreement dated as of February 9, 2018, and effective as of February 12, 2018, by and between Ditech Financial LLC, as receivables seller and servicer, Ditech PLS Advance Depositor LLC, as depositor, and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.), as limited guarantor (Incorporated herein by reference to Exhibit 10.27.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.10.2
Receivables Pooling Agreement dated as of February 9, 2018, and effective as of February 12, 2018, by and between Ditech PLS Advance Depositor LLC, as depositor, and Ditech PLS Advance Trust II, as issuer (Incorporated herein by reference to Exhibit 10.27.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.10.3
Indenture dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A. as indenture trustee, and as calculation agent, paying agent and securities intermediary, Ditech Financial LLC (formerly known as Green Tree Servicing LLC), as servicer and as owner of the servicing rights under the designated servicing agreements and as administrator, and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (Incorporated herein by reference to Exhibit 10.27.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.10.4
Series 2018-VF1 Indenture Supplement, dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC (formerly known as Green Tree Servicing LLC), as administrator on behalf of the issuer and as servicer under the designated servicing agreements and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (Incorporated herein by reference to Exhibit 10.27.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.10.5*
Amendment No. 1 to the Series 2018-VF1 Indenture Supplement, dated as of April 20, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group.

10.10.6*
Amendment No. 2 to the Series 2018-VF1 Indenture Supplement, dated as of May15, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group.

10.11.1
Master Repurchase Agreement, dated as of April 23, 2018, between Barclays Bank PLC, as purchaser and agent, and Reverse Mortgage Solutions, Inc., as seller (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2018).

10.11.2*
Guaranty, dated as of April 23, 2018, by Ditech Holding Corporation in favor of Barclays Bank PLC as agent and purchaser (the “Purchaser”) under the Master Repurchase Agreement, dated as of April 23, 2018, between the Purchaser and Reverse Mortgage Solutions, Inc., as seller.

10.11.3*	Amendment No. 1 to Master Repurchase Agreement, dated as of May 15, 2018, between Barclays Bank PLC, as purchaser and agent, and Reverse Mortgage Solutions, Inc., as seller.

Exhibit No.	Description

10.11.4*	Amendment No. 2 to Master Repurchase Agreement, dated as of May 30, 2018, between Barclays Bank PLC, as purchaser and agent, and Reverse Mortgage Solutions, Inc., as seller.

10.12†
Letter Agreement between Thomas F. Marano and Ditech Holding Corporation, dated April 18, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2018).

10.13†
Letter Agreement between Ritesh Chaturbedi and Ditech Holding Corporation, dated April 18, 2018 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2018).

31.1*	Certification by Thomas F. Marano pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Gerald A. Lombardo pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by Thomas F. Marano and Gerald A. Lombardo pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
XBRL (Extensible Business Reporting Language) — The following materials from Ditech Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2018 (Successor) and December 31, 2017 (Predecessor); (ii) Consolidated Statements of Comprehensive Income (Loss) for the period from February 10, 2018 through March 31, 2018 (Successor), the period from January 1, 2018 through February 9, 2018 (Predecessor) and for the three months ended March 31, 2017 (Predecessor); (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the period from February 10, 2018 through March 31, 2018 (Successor) and the period from January 1, 2018 through February 9, 2018 (Predecessor); (iv) Consolidated Statements of Cash Flows for the period from February 10, 2018 through March 31, 2018 (Successor), the period from January 1, 2018 through February 9, 2018 (Predecessor) and for the three months ended March 31, 2017 (Predecessor); and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

*	Filed or furnished herewith.

**	Filed electronically with this report.

†	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH HOLDING CORPORATION

Dated: June 6, 2018	By:	/s/ Thomas F. Marano
Thomas F. Marano
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: June 6, 2018	By:	/s/ Gerald A. Lombardo
Gerald A. Lombardo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)